Form 10-K
period 1994-07-31
OIL DRI CORPORATION OF AMERICA
filed 1994-10-31
CIK 74046

                                                                 CONFORMED COPY
                                                                 (with Exhibits)

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

      For the fiscal year ended July 31, 1994 Commission File No. 0-8675

                        OIL-DRI CORPORATION OF AMERICA
            (Exact name of registrant as specified in its Charter)

            Delaware                                   36-2048898
   ------------------------------             --------------------------
   (State or other jurisdiction of            (I.R.S. Employer identifi-
    incorporation or organization)             cation no.)

      410 North Michigan Avenue
        Chicago, Illinois                               60611
   ------------------------------             --------------------------
  (Address of principal executive                     (Zip Code)
   offices)

      Registrant's telephone number, including area code: (312) 321-1515

         Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                   -----------------------
  Common Stock, par value $.10 per share        New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:

                                     None
                                     ----
                               (Title of Class)

Number of Shares of each class of Registrant's common stock outstanding as of September 30, 1994:

     Common Stock - 5,100,623 shares (including 283,696 treasury shares) Class B Stock - 2,132,895 shares

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes   X            No
     ---              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Registrant's Common Stock owned by non-affiliates - $88,884,934 (based on the closing price on September 30, 1994).

                     DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference:

         1. Registrant's Proxy Statement for its 1994 Annual Meeting of Stockholders ("Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than November 28, 1994 (120 days after the end of Registrant's fiscal year ended July 31, 1994), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

         2. The following portions of Registrant's 1994 Annual Report to Stockholders ("Annual Report"), which is an exhibit to this Annual Report on Form 10-K, are incorporated into Parts I, II and IV oF this Annual Report on Form 10-K, as indicated herein (page numbers refer to the Annual Report):

                   a)   Common Stock on page 34.

                   b)   Five-Year Summary of Financial Data on page 13.

                   c) Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 14 to 17.

                   d)   Consolidated Statements of Income on page 20.

                   e) Consolidated Statements of Stockholders' Equity on page 21.

                   f) Consolidated Statements of Financial Position on pages 18 and 19.

                   g)   Consolidated Statements of Cash Flows on page 22.

                   h) Notes to Consolidated Financial Statements on pages 23 to 33.

                   i)   Independent Auditor's Report on page 34.

                   j)   Selected Quarterly Financial Data on page 33.

                                    PART I

Item 1. BUSINESS

Oil-Dri Corporation of America was incorporated in 1969 in Delaware as the successor to an Illinois corporation incorporated in 1946 which was the successor to a partnership which commenced business in 1941. Except as otherwise indicated herein or as the context otherwise requires, references herein to "Registrant" or to "Company" are to Oil-Dri Corporation of America and its subsidiaries. The Registrant is a leading developer, manufacturer and marketer of sorbent products and related services for the consumer, industrial and environmental, agricultural and specialty markets. The Registrant's products are principally produced from clay minerals and, to a lesser extent, other sorbent materials. Consumer products, consisting primarily of cat litter, are sold to the grocery products industry and to mass merchandising retail outlets. Industrial and environmental products, consisting primarily of oil, grease and water sorbents, are sold to distributors of industrial cleanup and automotive products, environmental service companies, as well as retail outlets. Agricultural products, which include carriers for crop protection chemicals and fertilizers, drying agents, soil conditioners, pellet binders and flowability aids, are sold to manufacturers of agricultural chemicals and distributors of other agricultural products. Fluid purification products, consisting primarily of bleaching, filtration and clarification clays, are sold to processors and refiners of edible and petroleum-based oils.

The Registrant's sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of Oil-Dri's absorbent products are CAT'S PRIDE(R) Premium Cat Litter and other cat litters, OIL-DRI ALL PURPOSE(R) mineral floor absorbent and AGSORB(R) granular agricultural chemical carriers.

Adsorbent products, like magnets, attract liquids, impurities, metals and surfactants to themselves and form low level chemical bonds. The Registrant's adsorbents are used for cleanup and filtration mediums. The Registrant's adsorbent products include OIL-DRI LITE(R) Sorbents for industrial and environmental cleanup, PURE-FLO(R) and PURE-FLO(R) Supreme Bleaching Clays for edible oils, fats and tallows, and ULTRA-CLEAR(R) Clarification Aids for petroleum based oils and by-products.

The Registrant has pursued a strategy of developing value-added and branded products for consumer, industrial and environmental, agricultural and fluid purification uses, where the Registrant's marketing and research and development capabilities can play important roles. The Registrant's products are sold through its specialized divisional sales staffs supported by technical service representatives and through a network of approximately 2000 industrial distributors and 85 food brokers. The Registrant maintains its own research and development facility and staff. The Registrant's transportation subsidiary delivers Oil-Dri products and the products of its customers and other third parties.

Certain financial information about Registrant's foreign and domestic operations is contained in Note 2 of Notes to Consolidated Financial Statements on page 25 of the Annual Report and is incorporated herein by reference.

Cat Box Absorbents

The Registrant's cat litter products, in both coarse granular and fine granular clumping forms, are sold under the Registrant's CAT'S PRIDE(R) and LASTING PRIDE(TM) brand names, FRESH STEP(R) and CONTROL(R) brands manufactured for The Clorox Company and private label cat litters manufactured for mass merchandisers, wholesale clubs, drug chains, pet superstores and retail grocery stores. These products are sold through independent food brokers and the Registrant's representatives to major grocery outlets such as Albertsons, Fleming Foods, Safeway and others. LASTING PRIDE(TM) is principally sold to mass merchandisers such as Wal-Mart, K-Mart and others and to wholesale clubs such as Sam's.

The Registrant and The Clorox Company have long-term arrangements under which they developed FRESH STEP(R) and CONTROL(R) premium-priced cat litter products. FRESH STEP(R) and CONTROL(R) brands, which are owned, trademarked and marketed by The Clorox Company, both utilize the Registrant's special low density, highly absorbent clay mineral. FRESH STEP(R) contains microencapsulated odor controllers which are activated by the cat. CONTROL(R), developed by the Registrant and licensed to The Clorox Company, contains an odor inhibiting agent. The Registrant has a long-term exclusive right to supply The Clorox Company's requirements for FRESH STEP(R) and CONTROL(R) up to certain levels. According to independently published supermarket industry reports, FRESH STEP(R) was the largest dollar grossing cat litter brand sold through grocery chains in the United States during the year ended July 17, 1994.

The cat litter market has undergone significant change over the past 4 years. Traditional coarse granular clay litters, once representing approximately 98% of the market, are competing with new, fine granule clumping products. These clumping products have the characteristic of binding together and expanding when moisture is introduced. The Registrant's clumping cat litter is based on naturally occurring organic ingredients which are biodegradable. On an industry-wide basis, clumping cat litters have assumed market shares in excess of 38% of retail dollar sales volume in the grocery industry and 48% of retail dollar sales volume in the mass merchandiser industry in the 52 week period ended July 17, 1994, compared with 34% and 42%, respectively, in a similar period last year.

Industrial and Environmental Sorbents

Products for industrial users include the Registrant's oil, grease, and water sorbents, which are cost effective floor maintenance products that provide a nonslip and nonflammable surface for workers. These products are sold to a wide range of distribution channels and have achieved a high level of recognition. The Registrant distributes clay-based sorbents sold in granular form and in the form of a pillow and a sock. The Registrant also distributes non-clay sorbents including its OIL-DRI(R) Industrial Pad and OIL-DRI(R) Industrial Rug, which are made of needle-punched polypropylene.

The Registrant has added polypropylene products to its industrial sorbents product line and also entered the marine oil spill response market through its acquisition of Industrial Environmental Products, Inc. ("IEP") in April, 1990. IEP was a distributor and marketer of these products, primarily in the southeast United States. The Registrant purchases the majority of these polypropylene products under an agreement with a single unaffiliated supplier. The Registrant has recently acquired equipment affording it the capability to cut these polypropylene products, acquired in the bulk form, to customer specifications. The polypropylene products will collect up to approximately 15 times their own weight in liquids and offer the added benefit of incinerability and recyclability in accordance with environmentally permissible methods. OIL-DRI(R) Sorbent Booms and OIL-DRI(R) Sorbent Pads, which are made from meltblown polypropylene, will selectively remove oil from the surface of any body of water. They can be used for emergency spill response or for cleaning and maintenance. The Registrant's needle-punched polypropylene products will adsorb oil and aqueous liquids from industrial floors and surfaces.

The Registrant sells its industrial and environmental products to approximately 2,000 distributors. These include industrial, auto parts, safety, sanitary supply, chemical and paper distributors and environmental service companies. The Registrant supports the efforts of the industrial distributors with 7 specialized divisional sales personnel.

The Registrant also produces for the consumer market OIL-DRI(R) Automotive, a floor absorbent for home and garage use. This product is sold through automobile parts distributors and mass merchandisers.

Agricultural Carriers and Absorbents

The Registrant produces and markets a wide range of granular and powdered mineral absorbent products that are used with crop protection chemicals, animal feed and fertilizers. Products include AGSORB(R) agricultural chemical carriers and drying agents; FLO-FRE(R), a highly absorbent microgranule flowability aid; PEL-UNITE(R) and CONDITIONADE(TM), pelleting aids, used in the manufacture of animal feeds, and TERRA GREEN(R) Soil Conditioner.

The AGSORB(R) Carriers are used as mediums of distribution for crop protection chemicals and fertilizers. AGSORB(R) customized carriers are designed to reduce dust and to increase accuracy of application. The Registrant's AGSORB(R) Drying Agent is used to prevent clogging in specialized farm machinery and enables farmers to evenly apply granular fertilizers and liquid pesticides to their fields in one application. The Registrant has also developed AGSORB(R) as a blending agent for fertilizers and chemicals used in the lawn and garden market.

Agricultural products are marketed in the United States by seven technical salesmen employed by the Company who sell to crop protection chemical manufacturers, feed producers and agricultural product distributors. The Registrant's principal customers for these products include the agricultural groups of Monsanto, DowElanco, and Zeneca. The Registrant's service programs, technical expertise and high product quality have increased sales of these products.

Fluid Adsorbents

Fluid purification products include PURE-FLO(R) Bleaching Clays, ULTRA-CLEAR(R) Clarification Aids, and PURE-FLO(R) Supreme. These products are supported by a team of seven technical sales and support representatives employed by the Company and the services of the Registrant's research and development group. The products are marketed in the United States and international markets.

PURE-FLO(R) Bleaching Clays, used in the bleaching of edible oils, remove impurities and color bodies from these oils. The primary customers for these products are refiners of food oils. ULTRA-CLEAR(R) Clarification Aid is used as a filtration and purification medium for jet fuel and other petroleum based oils. This product adsorbs unwanted moisture and other impurities, and is primarily sold to oil refiners.

Transportation Services

Oil-Dri Transportation Company leases or contracts for approximately 130 tractors, 260 trailers, 80 covered rail hopper cars and other special use equipment for the delivery of the Registrant's products in package and bulk form. Through this subsidiary, the Registrant is better able to control costs, maintain delivery schedules and assure equipment availability. Oil-Dri Transportation Company performs transportation services for the Registrant on outbound movements from the Registrant's production plants. To offset costs further, Oil-Dri Transportation Company transports third parties' products on return trips.

Patents

Registrant has obtained or applied for patents for certain of its processes and products. These patents expire at various times, beginning in 1996. Patented processes and products are not material to Registrant's overall business.

Foreign

SAULAR(R), manufactured and marketed by Favorite Products Company, Ltd., the Registrant's wholly-owned Canadian subsidiary, is a leading brand of cat litter sold in Canada. Favorite Products Company, Ltd. also packages and markets the SAULAR KAT-KIT which contains cat litter in a disposable tray. Certain of the products sold in Canada are blends of clay and synthetic sorbent materials.

The Registrant's wholly-owned subsidiary in England, Oil-Dri, U.K., LTD., packages clay granules produced by the Registrant's domestic manufacturing facilities and, for certain applications, blends a synthetic sorbent material which it manufactures locally. Oil-Dri, U.K., LTD. markets these products, primarily in the United Kingdom, as an oil and grease absorbent and as a cat litter.

The Registrant's wholly-owned subsidiary in Switzerland, Oil-Dri S.A., performs various management, sales and administrative functions for the Registrant's foreign subsidiaries.

The Company's foreign operations are subject to the normal risks of doing business overseas, such as currency devaluations and fluctuations, restrictions on the transfer of funds and import/export duties. The Registrant to date has not been materially affected by these risks.

Backlog; Seasonality

At July 31, 1994 and 1993, Registrant's backlog of orders was approximately $2,621,000 and $2,456,000, respectively. The Registrant does not consider its clay sorbent business, taken as a whole, to be seasonal to any material extent. However, certain business activities of certain customers of the Registrant's (such as agricultural) are subject to such factors as crop acreage planted and product formulation cycles.

Customers

Sales to The Clorox Company accounted for approximately 10% of the Registrant's net sales for the fiscal year ended July 31, 1994. Clorox and the Registrant are parties to long-term supply contracts. Sales to Wal-Mart accounted for approximately 24% of the Registrant's net sales for the fiscal year ended July 31, 1994. The loss of any other of Registrant's customers would not have a materially adverse effect on the Registrant.

Competition

Registrant has approximately seven principal competitors in the United States, some of which compete with the Registrant only in certain markets and with respect to certain products. Price, service and technical support, product quality and delivery are the principal methods of competition in Registrant's markets and competition has historically been very vigorous. The Registrant believes that it can compete favorably in all its present markets.

Reserves

Registrant mines sorbent materials, consisting of either Montmorillonite, Attapulgite or diatomaceous earth on leased or owned land near its mills in Mississippi, Georgia and Oregon, and on leased and owned land in Florida (see "Item 2- Properties" below). The Registrant estimates that its proven recoverable reserves of these sorbent materials aggregate approximately 168,723,000 tons. Based on its rate of consumption during the 1994 fiscal year, Registrant considers its proven recoverable reserves adequate to supply Registrant's needs for approximately 51 years. It is the Registrant's policy to add to reserves each year an amount at least equal to the amount of reserves consumed in that year. Registrant has a program of exploration for additional reserves and, although reserves have increased, Registrant cannot assure that such reserves will continue to increase. The Registrant's use of these reserves will be subject to compliance with existing and future federal and state statute regulations regarding mining and environmental compliance and certain product specifications. Among other things, requirements for environmental compliance may restrict exploration or use of lands that might otherwise be utilized as a source of reserves. During the fiscal year ended July 31, 1994, the Registrant utilized these reserves to produce substantially all of the sorbent minerals that it sold.

In April 1991, the Registrant acquired mineral reserves on approximately
709 acres in Washoe County, Nevada. The Registrant estimates that there are 26 million tons of proven reserves of sorbent materials on this acreage. Mining these reserves requires the approval of federal, state and local agencies, which approvals the Registrant is currently in the process of seeking. In the future, the Registrant hopes to develop facilities so as to use these reserves as a source of supply for its West Coast customers. However, there can be no assurance to whether this will be accomplished.

Mining Operations

The Registrant has conducted mining operations in Ripley, Mississippi since 1963; in Ochlocknee, Georgia since 1971; in Christmas Valley, Oregon since 1979; and in Blue Mountain, Mississippi since 1989, which had been operated for one year by Ami-Dri, Inc.

The Registrant's raw materials are open pit mined on a year round basis generally using large earth moving scrapers and bulldozers to remove overburden, and then loaded into dump trucks with backhoe or dragline equipment for movement to the processing facilities. The mining and hauling of the Registrant's clay is performed by the Registrant and by independent contractors.

The Registrant's current operating mines range in distance from immediately adjacent to several miles from its processing plants. Access to processing facilities from the mining areas is generally by private road; and in some instances public highways are utilized.

Each of the Registrant's processing facilities maintains stockpiles of unprocessed clay of approximately one to three weeks production requirements.

Proven reserves are those reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. Probable reserves are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

The Registrant employs a staff of geologists and mineral specialists who estimate and evaluate existing and potential reserves in terms of quality, quantity and availability.

The following schedule summarizes, for each of the Registrant's manufacturing facilities the net book value of land and other plant and equipment.

                                                PLANT AND
                                  LAND          EQUIPMENT
                             -----------       -----------
Ochlocknee, Georgia          $ 1,572,115       $21,491,502
Ripley, Mississippi            1,067,237        14,633,224
Blue Mountain, Mississippi       792,977         8,060,432
Christmas Valley, Oregon          68,044           759,188

Employees

As of July 31, 1994, the Registrant employed 698 persons, 46 of whom were employed by the Registrant's foreign subsidiaries. The Registrant's corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 70 of the Registrant's employees in the U.S. and approximately 20 of the Registrant's employees in Canada are represented by labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered satisfactory.

Environmental Compliance

The Registrant's mining and manufacturing operations and facilities in Georgia, Mississippi and Oregon are required to comply with state strip mining statutes and various federal, state and local statutes, regulations and ordinances which govern the discharge of materials, water and waste into the environment and restrict mining on "wetlands" or otherwise regulate the Registrant's operations. In recent years, environmental regulation has grown increasingly stringent, a trend which the Registrant expects will continue.
The Registrant endeavors to stay in substantial compliance with applicable environmental controls and regulations and to work with regulators to correct any claimed deficiency. As a result, expenditures relating to environmental compliance have increased. In the l994 fiscal year, the Registrant expended approximately $1,500,000 on equipment and other aspects of environmental control and compliance and expects that it will spend approximately $1,140,000 in the 1995 fiscal year and that these costs will continue at comparable levels in the future. The Registrant continues, and will continue, to incur costs in connection with reclaiming mined out areas; these costs are treated as part of the Registrant's mining expense.

In addition to the environmental requirements relating to mining and manufacturing operations and facilities, there is increasing federal and state legislation and regulation with respect to the labeling, use, and disposal after use, of various of the Registrant's products. The Registrant endeavors to stay in substantial compliance with that legislation and regulation and to assist its customers in that compliance.

The Registrant cannot assure that, despite its best efforts, it will always be in compliance with environmental legislation and regulations or with requirements regarding the labeling, use, and disposal after use, of its products; nor can it assure that from time to time enforcement of such requirements will not have an adverse impact on its business.

Energy

The Registrant uses natural gas and fuel oil as energy sources for the processing of its clay products. In prior years, the Registrant has switched from natural gas to fuel oil during the winter months due to the seasonal unavailability and higher cost of natural gas relative to fuel oil. The Registrant also utilizes a significant amount of diesel fuel in its transportation operation.

Research and Development

At the Registrant's research facility, the research and development staff develops new products and applications and improves existing products. The staff and various consultants consist of geologists, mineralogists and chemists. In the past several years, the Registrant's research efforts have resulted in a number of new sorbent products and processes including PURE-FLO(R), PURE-FLO(R) Supreme, CAT'S PRIDE(R) Scoopable, and LASTING PRIDE(TM). The technical center produces prototype samples and test run quantities of new products for customer trial and evaluation.

Registrant spent approximately $1,875,000, $1,509,000 and $1,450,000 during its fiscal years ended July 31, 1994, 1993 and 1992, respectively, for research and development. None of such research and development was customer sponsored, and all research and development costs are expensed in the year in which they are incurred.

Other

The Registrant holds approximately a 14% equity interest in Kamterter, Inc., a research and development company located in Lincoln, Nebraska. Kamterter applies biotechnology in the agricultural field and utilizes the Registrant's clay products in a development-stage process to prime seeds. At July 31, 1994, the Registrant's investment, at cost, in Kamterter was approximately $717,000. Kamterter has a substantial negative net worth and for the 12 months ended February 28, 1994, was generating operating losses. While Kamterter's business is continuing, the Registrant cannot predict Kamterter's future financial condition or results of operations.

Item 2.  PROPERTIES

Registrant's properties are generally described below:

                     LAND HOLDINGS & MINERAL RESERVES

                    LAND      LAND              PROVEN   PROBABLE
                   OWNED     LEASED    TOTAL   RESERVES  RESERVES    TOTAL
                  ---------------------------------------------------------
                                               (1,000's  (1,000's  (1,000's
                  (acres)   (acres)   (acres)  of tons)  of tons)  of tons)
                  ---------------------------------------------------------
Georgia             1,193     2,004     3,197    45,505     9,836    55,341

Mississippi         1,969     1,423     3,392   115,085   121,701   236,786

Oregon                360       800     1,160     3,621         -     3,621

Florida               537       446       983     4,512     1,092     5,604

Nevada                709         -       709    26,292         -    26,292

Illinois                4         -         4         -         -         -
                  -------   -------   -------   -------   -------   -------
                    4,772     4,673     9,445   195,015   132,629   327,644

See "Item 1.  Business-Reserves"

There are no mortgages on the property owned by Registrant. The Mississippi, Georgia, Oregon and Florida land is used primarily for mining. Parcels of such land are also sites of mills operated by Registrant. The Illinois land is the site of Registrant's research and development facility. The Registrant owns approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing and packaging facility for the Registrant's Canadian subsidiary.

The Registrant's mining operations are conducted on leased or owned land. The Georgia, Florida and Mississippi mining leases, with expiration dates ranging from 1999 to 2053, no one of which is material, generally provide for a lease term which continues as long as the Registrant pays a minimum monthly rental. This rental payment is applied against a royalty related to the number of unprocessed, or in some cases processed, tons of mineral extracted from the leased property.

The Registrant operates mills at Ripley, Mississippi, Ochlocknee, Georgia, Christmas Valley, Oregon, and Blue Mountain, Mississippi; production and packaging plants at Laval, Quebec, Canada and Wisbech, United Kingdom. Registrant's facilities at Ripley, Mississippi, Christmas Valley, Oregon, Laval, Quebec, Canada and Wisbech, United Kingdom are wholly owned by Registrant and Registrant's mills at Ochlocknee, Georgia and Blue Mountain, Mississippi are owned in-part by Registrant. Registrant is a party to leases that relate to certain plant expansion projects at the Registrant's mill at Ochlocknee, Georgia and certain plant acquisition and expansion projects at the Registrant's mill at Blue Mountain, Mississippi. The Georgia lease was entered into with The Thomasville Payroll Development Authority in 1982 in connection with the issuance by the Authority of $4,000,000 in aggregate principal amount of industrial revenue bonds, full payment of which is guaranteed by the Registrant. At the end of the term of the lease, in fiscal 1995, and because the bonds have been fully paid, a subsidiary of the Registrant has the right to purchase, and is in the process of, purchasing the leased property for $10.
The Blue Mountain, Mississippi lease was entered into with the Town of Blue Mountain, Mississippi in 1988 in connection with the issuance by the Town of $7,500,000 in aggregate principal amount of industrial revenue bonds, full payment of which is guaranteed by the Registrant. Upon expiration of the leases in 2008, a subsidiary of the Registrant has the right to purchase the leased property for $100 upon full payment of the bonds. The land on which the mill at Wisbech, United Kingdom is located is leased pursuant to a long-term lease arrangement with the Port Authority of Wisbech which expires in 2032.

All of Registrant's domestic mills, whether owned or leased, consist of related steel frame, sheet steel covered or brick buildings of various heights, with concrete floors and storage tanks. The buildings occupy approximately 201,000 square feet at Ripley, Mississippi, 247,000 square feet at Ochlocknee, Georgia, 18,000 square feet at Christmas Valley, Oregon and 140,000 square feet at Blue Mountain, Mississippi. Registrant maintains railroad siding facilities near the Ripley, Mississippi, Ochlocknee, Georgia and Blue Mountain, Mississippi mills. Equipment at all mills is in good condition, well maintained and adequate for current processing levels.

All of the Registrant's foreign facilities are owned and consist of related steel frame, sheet steel covered or brick buildings of various heights, with concrete floors and storage tanks. The buildings occupy 22,500 square feet at Laval, Quebec, Canada and 32,500 square feet at Wisbech, United Kingdom.

Registrant's research and development facility is located on land in Vernon Hills, Illinois and consists of brick buildings of approximately 19,100 square feet, including a pilot plant facility.

Registrant's principal office, consisting of approximately 20,000 square feet in Chicago, Illinois, is presently occupied under a lease expiring on June 30, 2008.

Item 3.  LEGAL PROCEEDINGS

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 401(b) OF REGULATION S-K.  EXECUTIVE OFFICERS OF REGISTRANT

The following table gives certain information with respect to the Executive Officers of the Registrant.

                    Principal Occupation
    Name (5)        For Last Five Years                         Age
- - - --------------      ------------------------------              ---
Richard M. Jaffee     President and Chief Executive               58
                       Officer of the Registrant

Norman B. Gershon     Vice President, International               58
                       Operations of the Registrant;
                       Managing Director of Oil-Dri,
                       S.A., a subsidiary of the Registrant;
                       Vice President, European Operations of
                       the Registrant from 1973 to 1991.

Bruce H. Sone         Vice President, Consumer Products -         54
                       Mass Merchandising Division of
                       the Registrant; Vice President
                       and General Manager of
                       Consumer Products Division
                       of the Registrant from
                       1985 until 1992.

Joseph C. Miller      Senior Vice President of the                52
                       Registrant for Consumer,
                       Industrial & Environmental
                       and Transportation; Group
                       Vice President of the Registrant
                       for Sales, Marketing and
                       Distribution, from 1990 to 1993;
                       Vice President of Corporate Planning
                       and Marketing for the Registrant
                       from 1989 to 1990; President of
                       Whiteford Systems, a transportation
                       service company, from 1989 to 1990;

Richard V. Hardin(1)  Group Vice President, Technology,           55
  (3)                  of the Registrant; Group Vice
                       President, New Technologies of the
                       Registrant from 1989 to 1991.

Herbert V. Pomerantz  Senior Vice President, Agricultural         54
  (3)                  and Specialty Products and Research
                       and Development of the Registrant;
                       Vice President, Polymers of Unocal
                       Corporation, a diversified energy
                       and natural gas resource company
                       from 1986 to 1993.

Daniel S. Jaffee (2)  Group Vice President, Canadian              30
                       Operations and Consumer
                       Products-Grocery Division of
                       the Registrant; Chief Financial
                       Officer of the Registrant; Chief
                       Executive Officer of Favorite
                       Products Company, Ltd., a
                       subsidiary of the Registrant;
                       Group Vice President, Canadian
                       Operations and Consumer Products -
                       Grocery Division of the Registrant
                       from 1992 until 1994; Group
                       Vice President, Domestic
                       and Canadian Operations of the
                       Registrant from 1990 until 1992;
                       Group Vice President of
                       Canadian Operations,
                       Management Information Systems
                       and Finance of the Registrant in
                       1990; Product Manager in the
                       Industrial and Agricultural
                       Divisions of the Registrant from
                       1987 to 1989.

The term of each executive officer expires at the 1994 Annual Meeting of the Stockholders and Board of Directors respectively, and when his successor is elected and qualified.

     (1) Richard V. Hardin is Richard M. Jaffee's son-in-law.

     (2) Daniel S. Jaffee is Richard M. Jaffee's son.

     (3) Each person listed in this table is a director of the Registrant except for Richard V. Hardin and Herbert V.
         Pomerantz.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS

Information concerning stock prices and dividends with regard to the Common Stock of Registrant, which is traded on the New York Stock Exchange, and information concerning dividends with regard to the Class B Stock of Registrant, for which there is no established public trading market, is contained on page 34 of the Annual Report under the caption "Common Stock" and is incorporated herein by this reference. Registrant's ability to pay dividends was limited by its Guaranty Agreement (entered into in connection with the issuance of bonds by the Thomasville Payroll Development Authority) with Continental Illinois National Bank and Trust and Company of Chicago (now Bank of America Illinois which expired on August 1, 1994) and is limited by the Registrant's Credit Agreement with Harris Trust and Savings Bank dated September 21, 1994. See Note 3 of "Notes to Consolidated Financial Statements" in the Annual Report, incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

See the "Five Year Summary of Financial Data" on page 13 of the Annual Report, incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 to 17 of the Annual Report, incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Consolidated Statements of Income," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Financial Position," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditor's Report" on pages 23 to 34 of the Annual Report, "Five Year Summary of Financial Data" on page 13 of the Annual Report, and "Selected Quarterly Financial Data" on page 33 of the Annual Report, incorporated herein by reference.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is (except for information in Part I, thereof, concerning executive officers contained in the Registrant's Proxy Statement for its 1994 Annual Meeting of stockholders ("Proxy Statement") under the caption "Election of Directors" and is incorporated herein by this reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is contained in the Registrant's Proxy Statement for its 1994 Annual Meeting of stockholders ("Proxy Statement") under the caption "Executive Compensation Committee Report on Executive Compensation" and is incorporated herein by this reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is contained in the Registrant's Proxy Statement for its 1994 Annual Meeting of stockholders ("Proxy Statement") under the caption "Principal Shareholder" and "Election of Directors" and is incorporated herein by this reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is contained in the Registrant's Proxy Statement for its 1994 Annual Meeting of stockholders ("Proxy Statement") under the caption "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)(1) The following financial statements are contained on pages 18 to 34 of the Annual Report and are incorporated herein by this reference:

     Consolidated Statements of Financial Position as of July 31, 1994 (audited) and July 31, 1993 (audited).

     Consolidated Statements of Income for the fiscal years ended
     July 31, 1994 (audited), July 31, 1993 (audited) and July 31,
     1992 (audited).

     Consolidated Statements of Stockholders' Equity for the fiscal years ended July 31, 1994 (audited), July 31, 1993 (audited) and July 31, 1992 (audited).

     Consolidated Statements of Cash Flows for the fiscal years ended July 31, 1994 (audited), July 31, 1993 (audited) and July 31, 1992 (audited).

     Notes to Consolidated Financial Statements.

     Independent Auditor's Report.

     (a)(2) The following financial statement schedules are contained herein:

     Independent Auditor's Report on Schedules.

     Schedules to Financial Statements, as follows:

     Schedule I    -    Marketable Securities - Other
                        Investments, July 31, 1994.

     Schedule V    -    Property, Plant and Equipment, years
                        ended July 31, 1994, 1993 and 1992.

     Schedule VI   -    Accumulated Depreciation, Depletion and
                        Amortization of Property, Plant and Equipment, years ended July 31, 1994, 1993 and 1992.

     Schedule VIII -    Valuation and Qualifying Accounts, years
                        ended July 31, 1994, 1993 and 1992.

     Schedule IX   -    Bonds, Mortgages and Similar Debt,
                        July 31, 1994 and 1993.

     Schedule X    -    Supplementary Income Statement
                        Information, years ended July 31, 1994, 1993 and 1992.

 (a)(3)        The following documents are exhibits to this Report:

 (3)(a)1       Certificate of Incorporation of Registrant, as amended.

 (3)(b)2       By-Laws of Registrant, as amended.


 (10)(a)3 Lease Agreement, dated as of September 1, 1982, between Oil-Dri Corporation of Georgia, The Thomasville Development Authority and Continental Illinois National Bank and Trust Company of Chicago.

 (10)(b)4 Guaranty Agreement, dated as of September 1, 1982, between Registrant and Continental Illinois National Bank and Trust Company of Chicago.

 (10)(c)(1)5 Agreement ("Clorox Agreement") dated January 12, 1981 between The Clorox Company and Registrant, as amended. (Confidential treatment of certain portions of this Exhibit has been granted.)

 (10)(c)(2)6 Amendment to Clorox Agreement dated March 3, 1989, as accepted by the Registrant on March 20, 1989, between The Clorox Company and the Registrant (Confidential treatment of certain portions of this Exhibit has been granted.)

 (10)(c)(3)7 Amendment to Clorox Agreement dated February 14, 1991, between The Clorox Company and Registrant (Confidential treatment of certain portions of this Exhibit has been granted).
- - - ------------------

        (1) Incorporated by reference to Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1991.

        (2) Incorporated by reference to Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

        (3) Incorporated by reference to Exhibit (4)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1982.

        (4) Incorporated by reference to Exhibit (4)(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1982.

        (5) Incorporated by reference to Exhibit 10(f) to Registrant's Registration Statement on Form S-2 (Registration No. 2-97248) made effective on May 29, 1985.

        (6) Incorporated by reference to Exhibit 10(e)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

        (7) Incorporated by reference to Exhibit 10(e)(3) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

  (10)(d)8     Description of Deferred Compensation Plan.*

  (10)(e)9 Salary Continuation Agreement dated August 1, l989 between Richard M. Jaffee and the Registrant.*

  (10)(f)10    1988 Stock Option Plan.

  (10)(g)11 Note Agreement, dated April 5, 1991, between Registrant and the Teacher's Insurance and Annuity Association of America regarding $8,000,000 9.38% Senior Notes due November 15, 2001.

  (10)(h)12 Note Agreement, dated as of April 15, 1993, between Registrant and the Teacher's Insurance and Annuity Association of America regarding $6,500,000 7.17% Senior Notes due August 15, 2004.

  (10(i) Credit Agreement, dated as of September 21, 1994, between Registrant and Harris Trust and Savings Bank regarding $5,000,000 7.78% Term Loan Note and $5,000,000 Revolving Credit Note.

  (11)         Statement re: computation of per share earnings.

  (13)         1994 Annual Report to Stockholders of Registrant.

  (22)         Subsidiaries of Registrant.


  (24)         Consent of Blackman Kallick Bartelstein.

  (27)

*Management contract or compensatory plan or arrangement.
- - - -----------------

        (8) Incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

        (9) Incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

        (10) Incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement on Form S-8, filed June 30, 1989, Registration No. 33-29650.

        (11) Incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

        (12) Incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

The Registrant agrees to furnish the following agreements upon the request of the Commission:

Exhibit 4(b) Letter of Credit Agreement, dated as of October 1, 1988 between Harris Trust and Savings Bank and Blue Mountain Production Company in the amount of $2,634,590 in connection with the issuance by Town of Blue Mountain, Mississippi of Variable/Fixed Rate Industrial Development Revenue Bonds, Series 1988 B (Blue Mountain Production Company Project) in the aggregate principal amount of $2,500,000 and related Indenture of Trust, Lease Agreement, Remarketing Agreement and Guaranties.


(b) No reports on Form 8-K were filed by Registrant with the Commission during the last fiscal quarter of the fiscal year ended July 31, 1994.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OIL-DRI CORPORATION OF AMERICA
                                            (Registrant)


                                  By   /s/  Richard M. Jaffee
                                     Richard M. Jaffee,
                                     President


Dated:  October 21, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      /s/     Richard M. Jaffee             October 21, 1994
     Richard M. Jaffee
     President and Director
     (Principal executive officer)



      /s/     Daniel S. Jaffee              October 21, 1994
     Daniel S. Jaffee
     Group Vice President,
     Canadian Operations and
     Consumer Products/Grocery Division,
     Chief Financial Officer,
     Director



      /s/     Donald J. Deegan              October 21, 1994
     Donald J. Deegan
     Principal Accounting
     Officer

                                       October 21, 1994
     Robert D. Jaffee
         Director



                                       October 21, 1994
     Norman B. Gershon
         Director



                                       October 21, 1994
     Bruce H. Sone
         Director



      /s/     J. Steven Cole           October 21, 1994
     J. Steven Cole
         Director



      /s/     Joseph C. Miller         October 21, 1994
     Joseph C. Miller
         Director



      /s/     Edgar D. Jannotta        October 21, 1994
     Edgar D. Jannotta
          Director




      /s/     Paul J. Miller           October 21, 1994
     Paul J. Miller
          Director



      /s/     Haydn H. Murray          October 21, 1994
     Haydn H. Murray
          Director

                                    October 21, 1994
     Allan H. Selig
          Director

                                    [LOGO]

                   INDEPENDENT AUDITOR'S REPORT ON SCHEDULES



     Board of Directors
     Oil-Dri Corporation of America
     Chicago, Illinois




     In connection with our audit of the consolidated financial statements of OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES as of July 31, 1994 and 1993 and for each of the three years in the period ended July 31, 1994, which report thereon dated August 26, 1994, except for the third and fourth paragraphs of Note 3 as to which the date is September 21,1994, is incorporated by reference in this Annual Report on Form 10-K, we also examined the financial statement schedules listed in the accompanying index at Item 14(a)(2). In our opinion, these financial statement schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


      Blackman Kallick Bartelstein
      August 26, 1994


                  [BLACKMAN KALLICK BARTELSTEIN LETTERHEAD]

                                                                      Schedule I


                OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

                   Marketable Securities - Other Investments

                                 July 31, 1994

                                                        Number of
                                                        Shares or
                                                         Units -                   Amount Included in the
                                                       Principal                 Combined Balance Sheet as:      Value Based
                                                        Amount of                ---------------------------       on Market
                                                         Bonds or   Cost of          Cash       Marketable        Quotations
Name of Issuer and Title of Each Issue                    Notes    Each Issue     Equivalent    Securities       at Year End
- - - --------------------------------------                   -------   ----------    -----------    ----------       -----------
U.S. Government Obligations (a)                          $1,448,666   $1,448,666   $        -    $1,448,666       $1,448,666
Certificates of Deposit                                     103,913      103,913            -       103,913          103,913
Canadian Government Obligation (a)(b)                       941,246      941,246                    941,246          941,246
Demand Notes(a)                                           3,350,874    3,350,874    3,350,874             -        3,350,874
Tax Exempt Municipal Bonds                                  857,598      860,469                    857,598          857,598
Money Market Funds                                        3,143,681    3,143,681    3,143,681             -        3,143,681
                                                         ----------   ----------   ----------    ----------       ----------
                                                         $9,845,978   $9,848,849   $6,494,555(c) $3,351,423       $9,845,978
                                                         ==========   ==========   ==========    ==========       ==========

(a) No individual security issue exceeds 2% of total assets.
(b) Translated at July 31, 1994 exchange rate.
(c) Also included in the balance sheet caption "Cash and Cash Equivalents" are cash, other deposits and outstanding checks of -$100,240.

                                                                      Schedule V


                OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

                         Property, Plant and Equipment

                   Years Ended July 31, 1994, 1993, and 1992


                                     Adjustment
                                     of Account
                                     Because of
                         Balance at   Foreign                  Transfers       Balance
                         Beginning    Exchange   Additions        and          at End
Classification           of Period   Variances    at Cost      Retirements    of Period
- - - --------------          ----------   ---------   ---------     ----------     ---------

                                        YEAR ENDED JULY 31, 1994
Building and Leasehold
 Improvements            $13,466,680  $(24,917)   $1,565,131    $(264,877)   $14,742,017
Machinery and
  Equipment               60,638,523   (53,108)    5,567,417     (588,929)    65,563,903
Office Furniture and
 Equipment                 5,394,714   (16,829)    1,506,648      456,907      7,341,440
Vehicles                     130,280     1,193             -      (17,227)       114,246
Construction
  in-Progress              3,178,584         -    11,282,736   (7,624,410)     6,836,910
Land and Mineral
  Rights                   5,054,263    (8,311)      548,343            -      5,594,295
                          ----------  --------    ---------     ---------    -----------
   Total                 $87,863,044 $(101,972)  $20,470,275  $(8,038,536)  $100,192,811
                          ==========  ========    ==========    =========   ============


                                        YEAR ENDED JULY 31, 1993
Building and Leasehold
 Improvements            $12,016,466  $(85,388)   $1,807,579    $(271,977)   $13,466,680
Machinery and
  Equipment               53,937,023  (271,795)    8,557,937   (1,584,642)    60,638,523
Office Furniture and
 Equipment                 4,462,164   (35,425)    1,122,764     (154,789)     5,394,714
Vehicle                    1,212,997   (29,185)        3,788   (1,057,320)       130,280
Construction
  in-Progress              4,788,735         -     9,243,296  (10,853,447)     3,178,584
Land and Mineral
  Rights                   4,783,045    (1,322)      275,223       (2,683)     5,054,263
                          ----------  --------    ---------    ----------    -----------
   Total                 $81,200,430 $(423,115)  $21,010,587 $(13,924,858)   $87,863,044
                          ==========  =========   ==========   ==========     ==========


                                        YEAR ENDED JULY 31, 1992
Building and Leasehold
 Improvements            $ 9,712,230  $ 14,856    $2,702,962    $(413,582)   $12,016,466
Machinery and
  Equipment               57,077,414    83,424     4,135,891   (7,359,706)    53,937,023
Office Furniture and
 Equipment                 3,317,702    18,338     1,183,333      (57,209)     4,462,164
Vehicles                   1,220,395     6,630        60,222      (74,250)     1,212,997
Construction
  in-Progress              4,437,657         -     7,188,451   (6,837,373)     4,788,735
Land and Mineral
  Rights                   4,608,468      (606)      477,539     (302,356)     4,783,045
                          ----------   -------    ----------   ----------    -----------
   Total                 $80,373,866  $122,642   $15,748,398 $(15,044,476)   $81,200,430
                          ==========   =======    ==========   ==========     ==========

                                                                     Schedule VI


                OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

                    Accumulated Depreciation, Depletion and
                 Amortization of Property, Plant and Equipment

                   Years Ended July 31, 1994, 1993, and 1992




                                             Adjustment
                                             of Account
                                             Because of
                             Balance at       Foreign     Current       Transfers      Balance
                             Beginning        Exchange     Year's         and          at End
Classification                of Period       Variances   Provision     Retirements    of Period
- - - --------------               ----------       ---------   ---------  -----------  ----------

                                              YEAR ENDED JULY 31, 1994
Building and Leasehold
 Improvements                $ 2,827,059    $(7,249)      $ 623,424     $(67,507)      $3,375,727
Machinery and
  Equipment                   29,187,868    (45,872)      4,883,628     (360,487)      33,665,137
Office Furniture and
 Equipment                     1,972,188     (8,534)        887,375     (108,879)       2,742,150
Vehicles                         144,898      2,115          34,580      (15,360)         166,233
                              ----------    -------       ---------     --------       ----------
   Total                     $34,132,013   $(59,540)     $6,429,007    $(552,233)     $39,949,247
                              ==========    =======       =========     ========       ==========

                                              YEAR ENDED JULY 31, 1993
Building and Leasehold
  Improvements               $ 2,541,247   $(32,251)       $503,894    $(185,831)      $2,827,059
Machinery and
  Equipment                   26,116,605   (216,815)      4,545,354   (1,257,276)      29,187,868
Office Furniture and
 Equipment                     1,602,299    (27,398)        489,379      (92,092)       1,972,188
Vehicles                         613,306    (13,097)         81,934     (537,245)         144,898
                              ----------    -------       ---------     --------       ----------
   Total                     $30,873,457  $(289,561)     $5,620,561  $(2,072,444)     $34,132,013
                              ==========    =======       =========   ==========       ==========

                                              YEAR ENDED JULY 31, 1992
Building and Leasehold
 Improvements                $ 2,310,614  $  10,771       $ 422,375    $(202,513)     $ 2,541,247
Machinery and
  Equipment                   28,812,990     92,726       4,265,228   (7,054,339)      26,116,605
Office Furniture and
 Equipment                     1,301,223      7,143         347,902      (53,969)       1,602,299
Vehicles                         492,241      5,250         141,049      (25,234)         613,306
                              ----------   --------       ---------    ---------       ----------
   Total                     $32,917,068  $ 115,890      $5,176,554  $(7,336,055)     $30,873,457
                              ==========   ========       =========    =========       ==========

                                                                   Schedule VIII


                OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                    Years Ended July 31, 1994, 1993 and 1992

                                                     Additions
                                      Balance at     Charged to                      Balance
                                      Beginning      Costs and                       at End
Description                           of Period      Expenses       Deductions*      of Period
- - - -----------                           ---------      ---------      ----------       ---------
Allowance for doubtful accounts:

 Year Ended July 31, 1994            $195,098        $  4,744       $ 27,902        $171,940
                                      -------          ------         ------         -------
 Year Ended July 31, 1993            $173,393        $ 72,890       $ 51,185        $195,098
                                      -------          ------         ------         -------
 Year Ended July 31, 1992            $180,340        $138,808       $145,755        $173,393
                                      -------          ------         ------         -------

*Net of recoveries.

                                                                     Schedule IX


                OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

                       Bonds, Mortgages and Similar Debt

                             July 31, 1994 and 1993




                                                           AMOUNT ISSUED AND
                                                       NOT RETIRED OR CANCELLED
                                                       --------------------------         NOT HELD
                                      AMOUNT                             HELD BY OR       BY OR FOR
                                    AUTHORIZED                           FOR ACCOUNT       ACCOUNT
NAME OF ISSUER AND                      BY                                OF ISSUER       OF ISSUER
TITLE  OF  EACH  ISSUE              INDENTURE               TOTAL         THEREOF          THEREOF
- - - ----------------------             ----------              -------       ----------       ---------
                                                         JULY 31, 1994
Thomasville Payroll
 Development Authority            $  4,000,000          $   592,593         None         $   592,593
Town of Blue Mountain,
 Mississippi                         2,500,000            2,500,000         None           2,500,000
Teachers Insurance and Annuity
 Association of America              8,000,000            7,600,000         None           7,600,000
Teachers Insurance and Annuity
 Association of America              6,500,000            6,500,000         None           6,500,000
Harris Trust and Savings
  Bank                               5,000,000            5,000,000         None           5,000,000
Other                                  969,180              572,129         None             572,129
                                  ------------          -----------                      -----------
                                  $ 26,969,180          $22,764,722                      $22,764,722
                                  ============          ===========                      ===========
                                                          JULY 31, 1993

Thomasville Payroll
 Development Authority            $  4,000,000          $ 1,185,185         None         $ 1,185,185
Town of Blue Mountain,
 Mississippi                         2,500,000            2,500,000         None           2,500,000
Teachers Insurance and Annuity
 Association of America              8,000,000            7,600,000         None           7,600,000
Teachers Insurance and Annuity
 Association of America              6,500,000            6,500,000         None           6,500,000
Other                                1,038,697              723,371         None             723,371
                                   -----------          -----------                      -----------
                                   $22,038,697          $18,508,556                      $18,508,556
                                   ===========          ===========                      ===========

*Not including current portions.  See Note 3 of Notes to Financial
 Statements in the 1994 or 1993 Annual Report to Stockholders.

                                                                     Schedule IX
                                                                     (continued)

                                                    Amount
  Amount Included    Amount in                 Held by Affiliates
  In Sum Extended     Sinking                 for Which Statements
   Under Caption     and Other                 are Filed Herewith
 "Bonds, Mortgages    Special      Amount    ------------------------
 and Similar Debt"   Funds of     Pledged    Persons Included
     in Related       Issuer     by Issuer   in Consolidated
   Balance Sheet*     Thereof     Thereof       Statements     Other
- - - ------------------  ---------    ---------   ---------------   -------
$ 2,500,000          None         None           None          None

  7,100,000          None         None           None          None

  6,500,000          None         None           None          None
  5,000,000          None         None           None          None
    421,243          None         None           None          None
- - - -----------
$21,521,243
===========




$   592,593          None         None           None          None

  2,500,000          None         None           None          None

  7,600,000          None         None           None          None

  6,500,000          None         None           None          None
    573,348          None         None           None          None
- - - -----------
$17,765,941
===========

                                                                      Schedule X


                OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

                   Supplementary Income Statement Information


                                            Charged to Costs and Expenses
                                                  Year Ended July 31,
                                          -------------------------------------
                Item                          1994          1993        1992
                ----                      ----------    ----------   ----------
1.  Maintenance and Repairs               $6,177,054    $5,889,421   $5,170,107
                                          ----------    ----------   ----------
2.  Depreciation, Depletion, and
     Amortization of Property, Plant
     and Equipment                        $6,429,007    $5,620,561   $5,176,554
                                          ----------    ----------   ----------

3.  Depreciation and Amortization
     of Intangible Assets                         *            *           *

4.  Taxes, Other than Income Taxes
       Payroll                            $1,720,977    $1,595,929   $1,545,468
       Other                                 955,237       734,957      554,713
                                          ----------    ----------   ----------

                                          $2,676,214    $2,330,886   $2,100,181
                                          ----------    ----------   ----------

5.  Rents                                 $3,838,000    $3,679,000   $2,922,000
                                          ----------    ----------   ----------

6.  Royalties                                     *            *           *

7.  Advertising Costs                     $2,829,908    $3,427,445   $4,620,175
                                          ----------    ----------   ----------

8.  Research and Development Costs        $1,875,000    $1,509,000   $1,450,000
                                          ----------    ----------   ----------

*Less than 1% of total sales and revenues.

                               INDEX TO EXHIBITS

                                                           Sequentially
                                                             Numbered
     Exhibit Number              Exhibit Title                 Page
     --------------              -------------             -------------
          (3)(a)(1)      Certificate of Incorporation
                         of Registrant, as amended.

          (3)(b)(2)      By-Laws of Registrant as
                         amended.

         (10)(a)(3)      Lease Agreement, dated as of
                         September 1, 1982, between
                         Oil-Dri Corporation of
                         Georgia, The Thomasville
                         Development Authority and
                         Continental Illinois National
                         Bank and Trust Company of
                         Chicago.

         (10)(b)(4)      Guaranty Agreement, dated as
                         of September 1, 1982, between
                         Registrant and Continental
                         Illinois National Bank and
                         Trust Company of Chicago.

         (10)(c)(1)(5)   Agreement ("Clorox
                         Agreement") dated January 12,
                         1981 between The Clorox
                         Company and Registrant, as
                         amended.  (Confidential
                         treatment of certain portions
                         of this Exhibit has been
                         granted.)

         (10)(c)(2)(6)   Amendment to Clorox Agreement
                         dated March 3, 1989, as
                         accepted by the Registrant on
                         March 20, 1989, between The
                         Clorox Company and the
                         Registrant.  (Confidential
                         treatment of certain portions
                         of this Exhibit has been
                         granted.)

         (10)(c)(3)(7)   Amendment to Clorox Agreement
                         dated February 14, 1991,
                         between the Clorox Company
                         and Registrant (Confidential
                         treatment of certain portions
                         of this Exhibit has been
                         granted).

         (1) Incorporated by reference to Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1991.

         (2) Incorporated by reference to Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

         (3) Incorporated by reference to Exhibit (4)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1982.

         (4) Incorporated by reference to Exhibit (4)(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1982.

         (5) Incorporated by reference to Exhibit 10(f) to Registrant's Registration Statement on Form S-2 (Registration No. 2-97248) made effective on May 29, 1985.

         (6) Incorporated by reference to Exhibit 10(e)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

         (7) Incorporated   by   reference  to  Exhibit   10(e)(3)   to
     Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

                                                           Sequentially
                                                             Numbered
     Exhibit Number              Exhibit Title                 Page
     --------------              -------------             ------------
         (10)(d)(8)      Description of Deferred
                         Compensation Plan.

         (10)(e)(9)      Salary Continuation Agreement
                         dated August 1, 1989 between
                         Richard M. Jaffee and the
                         Registrant.

         (10)(f)(10)     1988 Stock Option Plan.

         (10)(g)(11)     Note Agreement, dated April
                         5, 1991, between Registrant
                         and the Teachers Insurance
                         and Annuity Association of
                         America regarding $8,000,000
                         9.38% Senior Notes due
                         November 15, 2001.

         (10)(h)(12)     Note Agreement, dated April
                         5, 1993, between Registrant
                         and the Teachers Insurance
                         and Annuity Association of
                         America regarding $6,500,000
                         7.17% Senior Notes due August
                         15, 2004.

         (10)(i)         Credit Agreement, dated as of
                         September 2, 1994, between
                         Registrant and Harris Trust
                         and Savings Bank regarding
                         $5,000,000 7.78% Term Loan
                         Note and $5,000,000 Revolving
                         Credit Note.

         (11)            Statement re:  computation of
                         per share earnings.

         (13)            1994 Annual Report to
                         Stockholders of Registrant.

         (22)            Subsidiaries of Registrant.

         (24)            Consent of Blackman Kallick
                         Bartelstein.

         (27)            Financial Data Schedule.

- - - -------------------------------

         (8) Incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

         (9) Incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

        (10) Incorporated by reference to Exhibit 4(a) to  Registrant's
     Registration  Statement  on  Form  S-8,  filed  June  30,   1989,
     Registration No. 33-29650.

        (11) Incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

        (12) Incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.