Form 10-Q
period 1994-10-31
OIL DRI CORPORATION OF AMERICA
filed 1994-12-14
CIK 74046

CONFORMED COPY


                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

   For the Quarter Ended October 31, 1994 Commission File Number 0-8675

                      OIL-DRI CORPORATION OF AMERICA
          (Exact name of registrant as specified in its charter)


                         DELAWARE                  36-2048898
           (State or other jurisdiction of       (I.R.S. Employer
            Incorporation or organization)        Identification No.)


                    410 North Michigan Avenue
                      Chicago, Illinois                   60611
         (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (312) 321-1515

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.


                            Yes    X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock - 5,100,623 Shares (Including 283,696 Treasury Shares) Class B Stock - 2,132,895 Shares

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
               Consolidated Statement of Financial Position
                                  ASSETS


[CAPTION]

                                           October 31            July 31
                                          (Unaudited)
                                       1994         1993          1994
CURRENT ASSETS

Cash and Cash Equivalents          $ 2,248,147  $ 2,586,077   $ 6,394,315
Investment Securities, at Cost       3,586,569    5,234,971     3,351,423
Accounts Receivable                 24,424,847   19,619,457    19,854,899
Allowance for Doubtful Accounts       (186,038)    (211,144)     (171,940)
Inventories                         12,592,104    9,719,105    11,203,008
Prepaid Expenses and Taxes           3,879,701     3,164,016    3,730,298
             Total Current Assets   46,545,330   40,112,482    44,362,003


PROPERTY, PLANT AND EQUIPMENT - AT COST

Cost                               102,235,020  90,304,566    100,192,811
Less Accumulated Depreciation and
  Amortization                      41,763,672   35,623,509    39,949,247
            Total Property, Plant
               and Equipment, Net   60,471,348   54,681,057    60,243,564


OTHER ASSETS

Excess of Investment Subsidiary
  Over Fair Value of Assets (Net
  of Accumulated amortization)       4,403,394    4,527,859     4,436,334
Other                                3,346,939    2,835,546     3,225,281
                Total Other          7,750,333    7,363,405     7,661,615
Assets
TOTAL ASSETS                       $114,767,011 $102,156,944  $112,267,182

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
               Consolidated Statement of Financial Position
                    LIABILITIES & STOCKHOLDERS EQUITY

                                           October 31            July 31
                                          (Unaudited)
                                       1994         1993          1994
CURRENT LIABILITIES
Current Maturities of Note
  Payable                         $  649,944  $1,017,142    $ 1,243,479
Accounts Payable - Trade           5,258,876    4,005,840     4,677,793
Income Taxes Payable                       -      296,812             -
Dividends Payable                    520,552      454,117       449,302
Accrued Expenses                   9,377,605    8,505,606     9,230,664
        Total Current Liabilities 15,806,977   14,279,517    15,601,238

NONCURRENT LIABILITIES
Notes Payable                      21,519,373   17,170,020    21,521,243
Deferred Income Taxes                 326,284    1,209,486       323,379
Deferred Compensation               1,610,740    1,456,309     1,761,818
     Total Noncurrent Liabilities  23,456,397   19,835,815    23,606,440

          Total Liabilities        39,263,374   34,115,332    39,207,678

STOCKHOLDERS EQUITY
Common Stock                          723,352      720,208       723,352
Paid-In Capital in Excess of Par
  Value                             7,657,394    7,255,015     7,657,394
Retained Earnings                  72,375,658   64,151,733    70,077,278
Cumulative Translation Adjustment    (954,458)  (1,026,811)   (1,135,951)
                                   79,801,946   71,100,145    77,322,073
Less Treasury Stock, At Cost        4,298,309    3,058,533     4,262,569
          Total Stockholders       75,503,637   68,041,612    73,059,504
Total Liabilities & Stockholders
  Equity                         $114,767,011 $102,156,944  $112,267,182

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
          Consolidated Statement of Income and Retained Earnings
                       Three Months Ended October 31




                                             1994        1993
                                          (Unaudited) (Unaudited)

Net Sales                                 $36,799,337  $33,554,070
Cost Of Sales                              26,631,621   23,824,916
Gross Profit                               10,167,716    9,729,154
Selling, General And Administrative
  Expenses                                  5,995,711    5,984,119
Operating Income                            4,172,005    3,745,035

OTHER INCOME (EXPENSE)
  Interest Expense                           (487,535)    (389,325)
  Interest Income                             103,539       99,248
  Foreign Exchange Gain (Loss)                  3,369        1,233
  Other, Net                                  (21,496)     (15,152)
                                             (402,123)    (303,996)

Income Before Income Taxes                  3,769,882    3,441,039
Income Taxes                                  950,950      866,300
Net Income                                  2,818,932    2,574,739

RETAINED EARNINGS
  Balance at Beginning of Year             70,077,278   62,031,814
  Less: Cash Dividends Declared               520,552      454,820

Retained Earnings - October 31            $72,375,658  $64,151,733
Average Shares Outstanding                  6,957,700    7,027,506
Net Income Per Share                      $      0.41  $      0.37

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                   Consolidated Statement of Cash Flows
             For the Three Months Ended October 31 (Unaudited)

                                             1994        1993
                                           Unaudited   Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                $2,818,932  $2,574,739

Adjustments to Reconcile Net Income to
  Net Cash
    Provided by Operating Activities:
  Depreciation and Amortization           1,821,537   1,558,384
  Provision for bad debts                     9,229      24,232
  (Increase) Decrease in:
     Accounts Receivable                 (4,515,026) (1,231,276)
     Inventories                         (1,350,335) (1,697,586)
     Prepaid Expenses and Taxes            (154,179)   (365,412)
     Other Assets                           (97,794)    (40,199)
  Increase (Decrease) in:
     Accounts Payable                       595,723  (1,595,002)
     Income Taxes Payable                         -      60,945
     Accrued Expenses                       168,050     165,683
     Deferred Compensation                 (151,078)     76,363
                       Total Adjustments (3,673,873) (3,053,748)
   Net Cash Used In Operating Activities (  854,941)   (479,009)

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital Expenditures                   (2,025,333) (2,528,594)
  Purchases of Investment Securities     (2,116,842) (4,251,980)
  Dispositions of Investment Securities   1,905,413   4,610,717
  Other                                       7,600           -
   Net Cash Used in Investing Activities (2,229,162) (2,169,857)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Short Term Borrowings             -     362,895
  Principal Payments on Long Term Debt     (595,405)   (684,289)
  Proceeds from Issuance of Common Stock          -     294,935
  Dividends Paid                           (455,483)   (453,452)
  Foreign Currency TranslatioN
    Adjustment                               24,563      94,350
  Purchases of Treasury Stock               (35,740)   (690,726)
   Net Cash Used In Financing Activities (1,062,065) (1,076,287)

Net (Decrease) in Cash and Cash
  Equivalents                             (4,146,168) (3,725,153)
Cash and Cash Equivalents, Beginning of
  Year                                     6,394,315   6,311,230
Cash and Cash Equivalents, October 31    $ 2,248,147 $2,586,077

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1994 COMPARED TO THREE
MONTHS ENDED OCTOBER 31, 1993

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended October 31, 1994 were $36,799,000, an increase of $3,245,000, or 9.7%, over sales of $33,554,000 in the first three months of fiscal 1994. Net income for the three months ended October 31, 1994 was $2,819,000 or $0.41 per share, an increase of 9.5% from $2,575,000 or $0.37 per share earned in the first quarter of fiscal 1994.

Net sales of industrial and environmental sorbents decreased $241,000 from prior year levels. Sales of industrial clay absorbents decreased slightly in dollar volume while sales of nonclay sorbents decreased $202,000 or 13.1%, reflecting increased competition in the markets in which the Company participates. Sales of cat box absorbents increased $2,484,000 or 14.7% from fiscal 1994 first quarter results. This growth is primarily the result of sales increases in branded and private label products, both scoopable and traditional coarse litter, in both the grocery and mass merchandise markets. Sales of agricultural absorbents increased $397,000 or 9.2% from fiscal 1994. Worldwide sales of fluid filtration and purification products remained unchanged from prior year levels.

Consolidated gross profit as a percentage of net sales for the three months ended October 31, 1994 decreased to 27.6% from 29.0% in the first three months of fiscal 1993. Changes in sales mix towards greater value added products was offset by increased costs of packaging materials and shipping.

Operating expenses as a percentage of net sales decreased to 16.3% in the first quarter of fiscal 1995 from 17.8% in the first quarter of fiscal 1994. This change reflects continued emphasis on controlling variable costs and matching fixed overhead costs to volume.

Interest expense increased $98,200 due to increased debt levels. Interest income increased slightly.

The Companys effective tax rate was unchanged at 25.5% of income in the first quarter of 1995 as compared to 25.2% the first quarter of fiscal 1994.

Total assets of the Company increased $2,500,000 during the three months ended October 31, 1994. Current assets increased $2,183,000 or 4.9% from fiscal year end balances reflecting increased accounts receivable and inventory balances offset against reduced cash and investments to fund increased sales. Property, plant and equipment, net of accumulated depreciation, increased $228,000.

Total liabilities in the three months ended October 31, 1994 increased slightly. Current liabilities increased $206,000 or 1.3% from July 31, 1994 balances while noncurrent liabilities decreased $150,000 or 0.6% from year end.

The Company expects recent sales patterns to continue in fiscal 1995. Growth is expected to come primarily from the cat box and fluid purification product lines. Consumer growth is expected to be achieved through increased distribution in the grocery industry and by maintaining the Companys strong position in the fast growing mass merchandising and warehouse club outlets. Growth of specialty adsorbents is expected to continue with increased market penetration of the Companys value-added fluid filtration and purification products. Finally, the Companys recently completed expansion of its Ripley, Mississippi manufacturing facility is expected to provide significant new capacity for the agricultural product line, relieving capacity constraints experienced during fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio increased to 2.94 at October 31, 1994 from 2.84 at July 31, 1994. Working capital increased $1,978,000 in the three months ended October 31, 1994 to $30,738,000. Cash provided by operations continues to be the Companys primary source of funds to finance operating needs and capital expenditures. During the quarter the balances of cash, cash equivalents and other investments declined $3,911,000. This reduction in cash and investments was used to fund capital expenditures of $2,025,000, to pay dividends of $455,000 and to reduce debt by $595,000. Total cash and investment balances held by the Companys foreign subsidiaries at October
31, 1994 and 1993 were $3,501,000 and $4,408,000 respectively.


FOREIGN OPERATIONS

The Companys net sales by its foreign subsidiaries for the three months ended October 31, 1994 were $2,775,000 constituting 7.5% of sales. This represents a increase of $244,000 or 9.6%, primarily due to increased sales in Canada, from the first quarter of fiscal 1994 in which foreign subsidiary sales were $2,531,000 and constituted 7.5% of sales. Net income of the Companys foreign subsidiaries for the three months ended October 31, 1994 was $94,000 compared with $257,000 in the first quarter of fiscal 1994. Identifiable assets of the Companys foreign subsidiaries as of October 31, 1994 were $9,803,000 an decrease of $1,113,000 from $10,916,000 as of October 31, 1993.

Part II - Other Information


Item 5.     (a)    Exhibits:  The following documents are an exhibit to
                   this report. Exhibit - 11 - Statement Re: Computation of per share earnings.

              (b) During the quarter for which this report is filed, no reports on Form 8-K were filed.

  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  OIL-DRI CORPORATION OF AMERICA
    (Registrant)


  BY /s/ Donald J. Deegan
     Donald J. Deegan
     Director of Finance and Accounting,
     Chief Accounting Officer


  BY /s/ Richard M. Jaffee
     Richard M. Jaffee
     President



  Dated:   December 14, 1994

                             INDEX TO EXHIBITS


EXHIBIT NUMBER           EXHIBIT TITLE             SEQUENTIALLY NUMBER PAGE

(11)                     Statement Re:
                         Computation of Per Share             12
                         Earnings

                                                                  Exhibit 11


                      OIL-DRI CORPORATION OF AMERICA
                  Computation of Weighted Average Number
                           of Shares Outstanding




                                                                      Average
                                                                      Shares-
                                                                     (Weighted
                                       Number  Number of             Shares) Number
                                         of     Shares    Weighted      of Days
Quarter End              Period         Days Outstanding   Shares    As Adjusted
October 31, 1994  08/01/94 to 08/08/94   8   6,951,822   55,614,576
                  08/09/94 to 10/31/94  84   6,949,822  583,785,048
                                        92              639,399,624   6,949,996

Assuming exercise of options reduced by the number of shares which could have been purchased with the proceeds from
exercise of such options.
                                                                          7,704
                                                                      6,957,700



October 31, 1993  08/01/93 to 08/11/93  11   6,991,285  76,904,135
                  08/12/92 to 08/23/93  12   6,993,827  83,925,924
                  08/24/92 to 09/02/93  10   6,995,174  69,951,740
                  09/03/93 to 09/14/93  12   6,995,638  83,947,656
                  09/15/93 to 09/19/93   5   6,996,416  34,982,080
                  09/20/93 to 09/21/93   2   6,997,041  13,994,082
                  09/22/93 to 09/29/93   8   6,998,121  55,984,968
                  09/30/93 to 10/03/93   4   6,993,121  27,972,484
                  10/04/93 to 10/17/93  14   6,988,121  97,833,694
                  10/18/93               1   6,983,121   6,983,121
                  10/19/93 to 10/24/93   6   6,978,121  41,868,726
                  10/25/93 to 10/28/93   4   6,978,972  27,915,888
                  10/29/93 to 10/31/93   3   6,980,823  20,942,469
                                        92             643,206,967    6,991,380

Assuming exercise of options reduced by the number of shares which could have been purchased with the proceeds from
exercise of such options.
                                                                         36,126
                                                                      7,027,506


