Form 10-Q
period 1995-01-31
OIL DRI CORPORATION OF AMERICA
filed 1995-03-16
CIK 74046

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

   For the Quarter Ended January 31, 1995 Commission File Number 0-8675

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

Common Stock - 5,118,824 Shares (Including 283,696 Treasury Shares) Class B Stock - 2,114,694 Shares

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
               Consolidated Statement of Financial Position
                                  ASSETS


                                           January 31            July 31
                                          (Unaudited)
                                       1995         1994          1994
CURRENT ASSETS

Cash and Cash Equivalents          $1,320,099   $4,748,235    $6,394,315
Investment Securities, at Cost      2,739,496    4,491,460     3,351,423
Accounts Receivable                24,757,434   21,242,645    19,854,899
Allowance for Doubtful Accounts      (201,006)    (225,454)     (171,940)
Inventories                        12,888,361    8,793,088    11,203,008
Prepaid Expenses and Taxes          5,491,172    3,814,840     3,730,298
             Total Current Assets  46,995,556   42,864,814    44,362,003


PROPERTY, PLANT AND EQUIPMENT - AT COST

Cost                               104,526,298   91,974,433   100,192,811
Less Accumulated Depreciation and   43,647,659   37,021,642    39,949,247
  Amortization
            Total Property, Plant
               and Equipment, Net   60,878,639   54,952,791    60,243,564


OTHER ASSETS

Excess of Investment in
Subsidiaries
  Over Fair Value of Assets (Net
of                                 4,370,454    4,502,455     4,436,334
  Accumulated amortization)
Other                              3,472,126     3,175,775    3,225,281
                Total Other        7,842,580     7,678,230    7,661,615
                Assets

TOTAL ASSETS                    $115,716,775   $105,495,835 $112,267,182

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
               Consolidated Statement of Financial Position
                    LIABILITIES & STOCKHOLDERS EQUITY

                                           January 31            July 31
                                          (Unaudited)
                                       1995         1994          1994
CURRENT LIABILITIES
Current Maturities of Notes        $    598,876  $1,340,863    $1,243,479
Payable
Accounts Payable - Trade              6,023,047   4,501,142     4,677,793
Dividends Payable                       520,552     452,539       449,302
Accrued Expenses                      8,168,148   8,813,515     9,230,664
        Total Current Liabilities    15,310,623  15,108,059    15,601,238

NONCURRENT LIABILITIES
Notes Payable                        21,006,966   16,668,55    21,521,243
Deferred Income Taxes                   320,616   1,209,476       323,379
Deferred Compensation                 1,672,689   1,519,975     1,761,818
     Total Noncurrent Liabilities    23,000,271  19,398,016    23,606,440

          Total Liabilities          38,310,894  34,506,075    39,207,678

STOCKHOLDERS EQUITY
Common Stock                            723,352     723,168       723,352
Paid-In Capital in Excess of Par      7,657,393   7,628,795     7,657,394
Value
Retained Earnings                    74,428,396  66,949,539    70,077,278
Cumulative Translation Adjustment    (1,104,951)   (999,317)   (1,135,951)
                                     81,704,190  74,302,185    77,322,073
Less Treasury Stock, At Cost          4,298,309   3,312,425     4,262,569
          Total Stockholders         77,405,881  70,989,760    73,059,504
Equity

TOTAL LIABILITIES & STOCKHOLDERS   $115,716,775 $105,495,835  $112,267,182
                           EQUITY

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
          Consolidated Statement of Income and Retained Earnings
                        Six Months Ended January 31

                                             1995        1994
                                          (Unaudited) (Unaudited)

Net Sales                                 $74,628,211 $71,004,088
Cost Of Sales                              54,621,099  50,625,836
Gross Profit                               20,007,112  20,378,252
Selling, General And Administrative
Expenses                                   11,870,434  12,000,729
Operating Income                            8,136,678   8,377,523

OTHER INCOME (EXPENSE)
  Interest Expense                           (984,908)   (803,799)
  Interest Income                             167,340     176,846
  Foreign Exchange Gain (Loss)                (11,249)      5,542
  Other, Net                                  (68,908)     (3,900)
                                             (897,725)   (625,311)

Income Before Income Taxes                  7,238,953   7,752,212
Income Taxes
                                            1,846,731   1,926,925
Net Income                                  5,392,222   5,825,287

RETAINED EARNINGS
  Balance at Beginning of Year             70,077,278  62,031,814
  Less: Cash Dividends Declared             1,041,104     907,562

Retained Earnings - January 31            $74,428,396 $66,949,539
Average Shares Outstanding                  6,956,698   7,019,400
Net Income Per Share                            $0.78       $0.83

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
          Consolidated Statement of Income and Retained Earnings
                       Three Months Ended January 31

                                             1995        1994
                                          (Unaudited) (Unaudited)

Net Sales                                 $37,828,874 $37,450,018
Cost Of Sales                              27,989,478  26,800,920
Gross Profit                                9,839,396  10,649,098
Selling, General And Administrative
Expenses                                    5,874,723   6,016,610
Operating Income                            3,964,673   4,632,488
OTHER INCOME (EXPENSE)
  Interest Expense                           (497,373)   (414,474)
  Interest Income                              63,801      77,598
  Foreign Exchange Gain (Loss)                (14,618)      4,309
  Other, Net                                  (47,412      11,252
                                             (495,602)   (321,315)
Income Before Income Taxes                  3,469,071   4,311,173
Income Taxes                                  895,781   1,060,625
Net Income                                 $2,573,290  $3,250,548
Average Shares Outstanding                  6,955,647   7,011,565
Net Income Per Share                            $0.37       $0.46


               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                   Consolidated Statement of Cash Flows
              For the Six Months Ended January 31 (Unaudited)


                                             1995        1994
                                           Unaudited   Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                $5,392,222  $5,825,287

Adjustments to Reconcile Net Income to
Net Cash
  Provided by Operating Activities:
  Depreciation and Amortization            3,828,110   3,133,788
  Provision for bad debts                     26,248      44,740
  (Increase) Decrease in:
     Accounts Receivable                  (4,887,236) (2,858,293)
     Inventories                          (1,676,260)   (768,486)
     Prepaid Expenses and Taxes           (1,776,807) (1,144,147)
     Other Assets                           (190,217)   (368,062)
  Increase (Decrease) in:
     Accounts Payable                      1,344,951  (1,095,480)
     Accrued Expenses                     (1,021,121)    473,888
     Deferred Taxes and Noncurrent
       Income Taxes                                -      (9,880)
     Deferred Compensation                   (89,129)    140,029
                       Total Adjustments  (4,441,461) (2,451,903)

   Net Cash Used In Operating Activities     950,761   3,373,384

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital Expenditures                    (4,465,277) (4,597,984)
  Purchases of Investment Securities      (2,114,772)          -
  Dispositions of Investment Securities    2,700,913   1,114,022
  Other                                       19,697     219,175
   Net Cash Used in Investing Activities  (3,859,439) (3,264,787)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Short Term Borrowings              -     158,735
  Principal Payments on Long Term Debt    (1,158,880)   (657,863)
  Proceeds from Issuance of Common Stock           -     671,675
  Dividends Paid                            (976,035)   (907,772)
  Foreign Currency Translation
    Adjustment                                 5,117       8,251
  Purchases of Treasury Stock                (35,740)   (944,618)
   Net Cash Used In Financing Activities  (2,165,538) (1,671,592)

Net (Decrease) in Cash and Cash
 Equivalents                              (5,074,216) (1,562,995)
Cash and Cash Equivalents, Beginning of
 Year                                       6,394,315  6,311,230
Cash and Cash Equivalents, January 31      $1,320,099 $4,748,235

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 1995 COMPARED TO SIX
MONTHS ENDED JANUARY 31, 1994

RESULTS OF OPERATIONS

Consolidated net sales for the six months ended January 31, 1995 were $74,628,200, an increase of $3,624,100, or 5.1%, over sales of $71,004,100 in the first six months of fiscal 1994. Net income for the six months ended January 31, 1995 was $5,392,200 or $0.78 per share, a decrease of 7.4% from $5,825,300 or $0.83 per share earned in the first six months of fiscal 1994.

Net sales of industrial and environmental sorbents decreased $177,000 from prior year levels. Sales of industrial clay absorbents decreased slightly while sales of nonclay sorbents decreased $165,000 or 5.6%, reflecting increased competition in the markets in which the Company participates. Sales of cat box absorbents increased $2,786,000 or 7.7% from fiscal 1994 first half results. This growth is the result of sales increases in branded and private label products, both scoopable and traditional coarse litter, in both the grocery and mass merchandise markets. Sales of agricultural absorbents decreased $412,000 or 4.0% from fiscal 1994 due primarily to changes in the formulation schedules of our major agricultural chemical customers. Worldwide sales of fluid filtration and purification products decreased slightly from prior year levels due to increased competition and lower demand associated with high-quality oil production this year.

Consolidated gross profit as a percentage of net sales for the six months ended January 31, 1995 decreased to 26.8% from 28.7% in the first six months of fiscal 1994. Changes in sales mix towards less profitable products and increased costs of packaging materials and shipping contributed to this decline.

Operating expenses as a percentage of net sales decreased to 15.9% in the first six months of fiscal 1995 from 16.9% in the first half of fiscal 1994. This change reflects continued emphasis on cost control and matching fixed overhead costs to volume.

Interest expense increased $181,100 due to increased debt levels. Interest income decreased slightly.

The Companys effective tax rate increased to 25.5% of income in the first half of 1995 as compared to 24.9% the first half of fiscal 1994.

Total assets of the Company increased $3,449,600 during the six months ended January 31, 1995. Current assets increased $2,633,600 or 5.9% from fiscal year end balances reflecting increased accounts receivable and inventory balances offset against reduced cash and investments to fund increased sales. Property, plant and equipment, net of accumulated depreciation, increased $635,100.

Total liabilities in the six months ended January 31, 1995 decreased $896,800. Current liabilities decreased $290,600 or 1.9% from July 31, 1994 balances while noncurrent liabilities decreased $606,200 or 2.6% from year end.

The Company expects sales patterns of the first half of fiscal 1995 to continue for the balance of the year. Consumer growth is expected to be achieved through increased distribution in the grocery industry and by maintaining the Companys strong position in the fast growing mass merchandising and warehouse club outlets. It is anticipated that price increases effective in the third and fourth quarter will offset a portion of the increased costs of sales.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio increased to 3.07 at January 31, 1995 from 2.84 at July 31, 1994. Working capital increased $2,924,000 in the six months ended January 31, 1995 to $31,684,900. Cash provided by operations continues to be the Companys primary source of funds to finance operating needs and capital expenditures. During the six months ended January 31, 1995 the balances of cash and cash equivalents declined $5,074,200. This reduction in cash and investments was used to fund capital expenditures of $4,465,300, to pay dividends of $976,000 and to reduce debt by $1,158,900. Total cash and investment balances held by the Companys foreign subsidiaries at January 31, 1995 and 1994 were $3,132,400 and $4,097,000 respectively.

The Companys long term debt at January 31, 1995 decreased $514,300 from year end balances. Long term debt to equity decreased to 27.1% from 29.5% at July 31, 1995.

THREE MONTHS ENDED JANUARY 31, 1995 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 1994

Consolidated net sales for the three months ended January 31, 1995 were $37,828,900 an increase of 1.0% from net sales of $37,450,000 in the same period last year. Net income for the quarter ended January 31, 1995 was $2,573,300, or $0.37 per share a decrease of 20.8% from net income of $3,250,500 or $0.46 per share reported in the quarter ended January 31, 1994.

Domestic sales of industrial and environmental sorbents increased $64,000 or 1.4%. Sales of industrial clay sorbents increased $27,000 or 0.8% while sales of nonclay sorbents increased $37,000 or 2.6%. Domestic sales of cat box absorbents increased $302,000, while domestic sales of agricultural absorbents and specialty adsorbents decreased $809,000 and $73,000 respectively in the second quarter of fiscal 1995 as compared to the same period last year. Sales of transportation services increased $323,000 in the second quarter of fiscal 1995 as compared to the second quarter of fiscal 1994.

Gross profit for the three months ended January 31, 1995 decreased to 26.0% of sales as compared to 28.4% in the second quarter of fiscal 1994 due to increased costs of packaging material and shipping. Operating expenses decreased to 15.5% of sales as compared to 16.1% of sales in the second quarter of fiscal 1995 and 1994 respectively.

Interest expense for the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994 increased $82,900 reflecting increased debt. Interest income decreased $9,500 in the same period as a result of lower invested balances.

The Companys effective tax rate in the second quarter of fiscal 1995 was 25.8% of income as compared to 24.6% in the same period last year.

FOREIGN OPERATIONS

The Companys net sales by its foreign subsidiaries for the six months ended January 31, 1995 were $5,898,100 constituting 7.9% of sales. This represents a increase of $738,400 or 14.3%, primarily due to increased sales in Canada, from the first half of fiscal 1994 in which foreign subsidiary sales were $5,159,700 and constituted 7.3% of sales. Net income of the Companys foreign subsidiaries for the six months ended January 31, 1995 was $220,900 compared with $156,700 in the second quarter of fiscal 1994. Identifiable assets of the Companys foreign subsidiaries as of January 31, 1995 were $10,221,400 a decrease of $78,800 from $10,300,200 as of January 31, 1994.

The Companys net sales by its foreign subsidiaries for the three months ended January 31, 1995 were $3,122,700 constituting 8.3% of sales. This represents a increase of $494,000 or 18.8%, primarily due to increased sales in Canada, from the second quarter of fiscal 1994 in which foreign subsidiary sales were $2,628,700 and constituted 7.0% of sales. Net income of the Companys foreign subsidiaries for the three months ended January
31, 1995 was $126,900 compared with $34,000 in the second quarter of fiscal
1994.

Part II - Other Information

ITEM 1.Legal Proceedings - A patent infringement action has been initiated by Edward Lowe Industries, Inc. in the United States District Court for the Northern District of Illinois, Eastern Division, against Oil-Dri Corporation of America and Marcal Paper Mills, Inc. The action alleges that the defendants have infringed certain patents pertaining to paper granules and their manufacture and seeks injunctive relief and damages. The Company has reviewed with its patent counsel all the claims of the patents in question, and its paper granule products in light of such claims, and finds no merit in the lawsuit. The Company intends to contest the action vigorously.

Item 4.Submission of matters to a votes of security holders - On December 14, 1994 the 1994 Annual Meeting of Stockholders of Oil-Dri Corporation of America was held for the purpose of considering and voting on:

              1.   The election of eleven directors.
              2. A proposal to amend the Companys Certificate of Incorporation in order to authorize 30,000,000 shares of new class of non-voting common stock to be designated as Class A Common Stock.

       The Board of Directors had determined that only holders of record of outstanding shares of Common Stock and Class B Stock at the close of business on October 21, 1994 were entitled to notice of, and to vote at, the annual meeting or any adjournment thereof. There was present at said meeting either in person or by proxy, shareholders totaling 25,012,464 votes, which is 95.7% of the total votes outstanding.

       Election of Directors

       The election of directors required a plurality of votes cast. Abstentions and broker non-votes have no effect on the outcome of the election of directors.

       The following schedule sets forth the results of said vote to elect as directors the eleven nominees to hold office until the next Annual Meeting Stockholders and until their successors have been elected and qualify.

       Director                 Votes For            Votes Withheld
       J. Steven Cole           24,949,455                  63,009
       Norman B. Gershon        24,619,792                 392,672
       Daniel S. Jaffee         24,949,455                  63,009
       Richard M. Jaffee        24,949,455                  63,009
       Robert D. Jaffee         24,949,455                  63,009
       Edgar D. Jannotta        24,949,455                  63,009
       Joseph C. Miller         24,949,455                  63,009
       Paul J. Miller           24,949,455                  63,009
       Haydn H. Murray          24,948,955                  63,509
       Allan H. Selig           24,920,710                  91,754
       Bruce H. Sone            24,920,714                  91,750

       Part II - Other Information (Cont'd.)

       Proposal to Amend Certificate of Incorporation

       The proposed amendment to the Companys Certificate of Incorporation in order to be adopted had to receive the affirmative vote of (i) the holders of a majority of the votes of the outstanding shares of Common Stock (one vote per share) and Class B Stock (10 votes per share), voting as a single class, (ii) the holders of a majority of the outstanding shares of Class B Stock, voting as a class, and (iii) the holders of a majority of the outstanding shares of Common Stock, voting as a class. Abstentions and broker non-votes have the effect of votes against the Amendment.

              The following schedule sets forth the results of said vote to amend the Certificate of Incorporation.

                    FOR          AGAINST        ABSTAIN       BROKER NON-
                                                                 VOTES
Common Stock
 Votes           2,670,353       852,321         36,531         330,649
Class B Votes   21,122,160             0              0               0
Total Votes     23,792,963       852,321         36,531         330,649

ITEM 5.(a) Exhibits: The following documents are an exhibit to this report.

                     Exhibit 11:  Statement Re:  Computation of per
                                  share earnings.

       (b) During the quarter for which this report is filed, no reports on Form 8-K were filed.

  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  OIL-DRI CORPORATION OF AMERICA
    (Registrant)


  BY /s/Donald J. Deegan
     Donald J. Deegan
     Director of Finance and Accounting,
     Chief Accounting Officer


  BY /s/Richard M. Jaffee
     Richard M. Jaffee
     President



  Dated:   March 10, 1995