Form 10-Q
period 1995-04-30
OIL DRI CORPORATION OF AMERICA
filed 1995-06-13
CIK 74046

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

    For the Quarter Ended April 30, 1995 Commission File Number 0-8675

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

Common Stock - 5,118,824 Shares (Including 332,196 Treasury Shares) Class B Stock - 2,114,694 Shares

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
               Consolidated Statement of Financial Position
                                  ASSETS

                                            April 30             July 31
                                          (Unaudited)
                                       1995         1994          1994
CURRENT ASSETS

Cash and Cash Equivalents          $ 7,245,120  $ 8,474,756   $ 6,394,315
Investment Securities, at Cost       1,602,028    4,760,889     3,351,423
Accounts Receivable                 22,686,856   20,863,356    19,854,899
Allowance for Doubtful Accounts    (   603,482) (   242,618)  (   171,940)
Inventories                         10,551,549    9,916,081    11,203,008
Prepaid Expenses and Taxes           6,642,597    4,142,662     3,730,298
             Total Current Assets   48,124,668   47,915,126    44,362,003


PROPERTY, PLANT AND EQUIPMENT - AT COST

Cost                               105,551,718   95,043,969   100,192,811
Less Accumulated Depreciation and
  Amortization                     (45,543,896) (38,186,425)  (39,949,247)
            Total Property, Plant
               and Equipment, Net   60,007,822   56,857,544    60,243,564


OTHER ASSETS

Excess of Investment in
Subsidiaries
  Over Fair Value of Assets (Net
of Accumulated Amortization)         4,337,514    4,469,515     4,436,334
Other                                3,755,190    3,290,638     3,225,281
          Total Other Assets         8,092,704    7,760,153     7,661,615

TOTAL ASSETS                      $116,225,194 $112,532,823  $112,267,182

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
               Consolidated Statement of Financial Position
                    LIABILITIES & STOCKHOLDERS EQUITY

                                            April 30              July
                                          (Unaudited)
                                       1995         1994          1994
CURRENT LIABILITIES
Current Maturities of Notes        $    597,959 $  1,279,361  $  1,243,479
Payable
Accounts Payable - Trade              4,893,316    4,527,369     4,677,793
Dividends Payable                       518,836      468,859       449,302
Accrued Expenses                      9,222,145    9,530,770     9,230,664
        Total Current Liabilities    15,232,256   15,806,359    15,601,238

NONCURRENT LIABILITIES
Notes Payable                        20,925,659   21,524,621    21,521,243
Deferred Income Taxes                   325,406      754,796       323,379
Deferred Compensation                 1,722,484    1,580,151     1,761,818
Other                                   273,706            -             -
             Total Noncurrent
               Liabilities           23,247,255   23,859,568    23,606,440

             Total Liabilities       38,479,511   39,665,927    39,207,678

STOCKHOLDERS EQUITY
Common Stock                            723,352      723,336       723,352
Paid-In Capital in Excess of Par      7,657,394    7,654,851     7,657,394
Value
Retained Earnings                    75,449,203   68,850,188    70,077,278
Cumulative Translation Adjustment      (996,222)  (1,049,054)   (1,135,951)

                                     82,833,727   76,179,321    77,322,073
Less Treasury Stock, At Cost         (5,088,044)  (3,312,425)   (4,262,569)
             Total Stockholders
               Equity                77,745,683   72,866,896    73,059,504

TOTAL LIABILITIES & STOCKHOLDERS  $116,225,194 $112,532,823  $112,267,182
                           EQUITY

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
          Consolidated Statement of Income and Retained Earnings
                        Nine Months Ended April 30




                                             1995        1994
                                          (Unaudited) (Unaudited)

Net Sales                                $109,360,556 $108,274,994
Cost Of Sales                              81,371,973   78,624,184
Gross Profit                               27,988,583   29,650,810
Selling, General And Administrative        17,281,450   17,953,434
Expenses
Operating Income                           10,707,133   11,697,376

OTHER INCOME (EXPENSE)
  Interest Expense                         (1,457,217)  (1,213,222)
  Interest Income                             286,137      262,981
  Foreign Exchange Gain (Loss)                 (4,514)       5,111
  Other, Net                                 (168,325)      85,962
                                           (1,343,919)    (859,168)

Income Before Income Taxes                  9,363,214   10,838,208
Income Taxes                                2,430,985    2,656,933
Net Income                                  6,932,229    8,181,275

RETAINED EARNINGS
  Balance at Beginning of Year             70,077,278   62,031,814
  Less Cash Dividends Declared             (1,560,304)  (1,362,901)

Retained Earnings - April 30              $75,449,203  $68,850,188
Average Shares Outstanding                  6,947,709    7,017,894
Net Income Per Share                            $1.00        $1.17

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
          Consolidated Statement of Income and Retained Earnings
                        Three Months Ended April 30




                                             1995        1994
                                          (Unaudited) (Unaudited)

Net Sales                                 $34,732,345 $37,270,906
vost Of Sales                              26,750,874  27,998,348
Gross Profit                                7,981,471   9,272,558
Selling, General And Administrative         5,411,016   5,952,705
Expenses
Operating Income                            2,570,455   3,319,853

OTHER INCOME (EXPENSE)
  Interest Expense                           (472,309)   (409,423)
  Interest Income                             118,797      86,135
  Foreign Exchange Gain (Loss)                  6,735        (431)
  Other, Net                                  (99,417)     89,862
                                             (446,194)   (233,857)

Income Before Income Taxes                  2,124,261   3,085,996
Income Taxes                                  584,254     730,008
Net Income                                $ 1,540,007 $ 2,355,988
Average Shares Outstanding                  6,928,923   7,014,995
Net Income Per Share                      $      0.22 $      0.34


               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                   Consolidated Statement of Cash Flows
                    For the Nine Months Ended April 30


                                             1995        1994
                                           Unaudited   Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                $6,932,229  $8,181,275

Adjustments to Reconcile Net Income to
Net Cash
  Provided by Operating Activities:
  Depreciation and Amortization            5,796,844   4,748,936
  Provision for bad debts                     38,843      56,487
  (Increase) Decrease in:
     Accounts Receivable                  (2,397,324) (2,492,384)
     Inventories                             687,155  (1,904,614)
     Prepaid Expenses and Taxes           (2,932,901) (1,607,148)
     Other Assets                         (  475,768)   (381,839)
  Increase (Decrease) in:
     Accounts Payable                        212,120    (942,454)
     Accrued Expenses                         15,262   1,208,227
     Deferred Taxes and Noncurrent
       Income Taxes                             -       (461,144)
     Deferred Compensation                (   39,334)    200,205
     Other                                   273,706        -
         Total Adjustments                 1,178,603  (1,575,728)

   Net Cash Used In Operating Activities   8,110,832   6,605,547

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital Expenditures                    (5,464,611) (8,169,961)
  Purchases of Investment Securities      (2,781,036) (8,014,406)
  Dispositions of Investment Securities    4,534,553   8,726,762
  Other                                       19,698     295,175
   Net Cash Used in Investing Activities  (3,691,396) (7,162,430)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal Payments on Long-Term Debt    (1,241,104)   (741,319)
  Proceeds from Issuance of Long-Term
    Debt                                        -      5,036,745
  Proceeds from Issuance of Common Stock        -        697,899
  Dividends Paid                          (1,496,951) (1,346,791)
  Foreign Currency Translation
    Adjustment                                (5,101)     18,493
  Purchases of Treasury Stock               (825,475)   (944,618)
   Net Cash Used In Financing Activities  (3,568,631)  2,720,409
Net (Decrease) in Cash and Cash
  Equivalents                                850,805   2,163,526
Cash and Cash Equivalents, Beginning of    6,394,315   6,311,230
Year
Cash and Cash Equivalents, April 30       $7,245,120  $8,474,756

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 1995 COMPARED TO NINE
MONTHS ENDED APRIL 30, 1994

RESULTS OF OPERATIONS

Consolidated net sales for the nine months ended April 30, 1995 were $109,361,000, an increase of 1.0% over net sales of $108,275,000 in the first nine months of fiscal 1994. Net income for the first nine months of fiscal 1995 was $6,932,000 or $1.00 per share, a decrease of 15.3% from $8,181,000 or $1.17 per share earned in the nine months ended April 30, 1994.

Domestic and U.S. Export Sales

Domestic net sales of industrial and environmental sorbents decreased $724,000 (5.1%) from prior years levels. Sales of industrial clay sorbents decreased slightly by $229,000 (2.5%) while sales of non-clay sorbents decreased $495,000 (10.1%)from the same period last year. The non-clay sorbents market continues to exhibit increasing competition in the markets in which the Company participates. Domestic net sales of cat box absorbents increased $1,405,000 (2.7%)from the same period last year. This growth is the result of increased shipments of scoopable cat litters in both grocery and mass merchandise markets, and increased sales of coarse cat litters in the mass merchandise market, predominantly private labels. Domestic net sales of agricultural products decreased $1,016,000 (7.0%) from the same period last fiscal year due to production schedule changes at certain agricultural chemical producers. Sales of specialty absorbents, primarily fluid filtration and purification products decreased $416,000 (5.3%) from fiscal 1994 due primarily to reduced demand associated with high quality crude oil being refined and the effect of increased competition. Sales by the Companys transportation subsidiary increased $740,000 due to expansion of the fleet.

Gross Margins

Consolidated gross profits as a percentage of net sales for the nine months ended April 30, 1995 decreased to 25.6% from 27.4% in the first nine months of fiscal 1994. A number of factors contributed to this decline, including
a) changes in sales mix towards lower margin products, particularly in the consumer market, b) increased costs of packaging materials and transportation which, due to competitive pressures, have not been fully recovered in the form of price increases, and, c) in the third quarter, reduced production, resulting in lower absorption of fixed overhead.

Operating and Expenses and Interest

Operating expenses as a percentage of net sales decreased to 15.8% in the nine months ended April 30, 1995 from 16.6% in the same period last year. This change reflects continued selling and administrative cost controls. Interest expense increased $244,000 due to increased average debt outstanding. Interest income increased slightly from fiscal 1994 due to interest rate increases.

Taxes

The Companys effective tax rate was 26.0% of income in the first nine months of fiscal 1995 as compared to 24.5% in the same period last year. This change is a result of two factors: a lower share of domestic income was subject to depletion allowances and a greater share of total income was earned by higher tax paying foreign subsidiaries.

Balance Sheet

Total assets of the Company increased $3,958,000 from fiscal year end balances. Current assets increased $3,763,000 from year end due to higher accounts receivable, inventory and prepaid balances. Property, plant and equipment, net of accumulated depreciation, decreased $236,000.

Total liabilities decreased $728,000 in the nine months ended April 30, 1995. Current liabilities decreased $369,000 while non-current liabilities decreased $359,000 from July 31, 1994.

Outlook for the Coming Quarter

The Company anticipates that sales for the last quarter of the fiscal year will not materially change from the same period in fiscal 1994. With the leveling of sales in the quarter, earnings are not anticipated to exceed those of the fourth quarter of fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio increased to 3.16 at April 30, 1995 from 2.84 at July 31, 1994. Working capital increased $4,131,000 in the nine months ended April 30, 1995 to $32,892,000. Cash provided by operations continues to be the Companys primary source of funds to finance operating needs and capital expenditures. During the first nine months of the fiscal year, balances of cash equivalents and other investments increased $851,000. Cash provided by operating activities was used to fund capital expenditures of $5,465,000, to pay dividends of $1,497,000, to reduce long-term debt by $1,241,000 and to repurchase shares of the Companys common stock at a cost of $825,000. Total cash and investment balances held by the Companys foreign subsidiaries at April 30, 1995 and 1994 were $2,898,000 and $4,276,000 respectively.


THREE MONTHS ENDED APRIL 30, 1995 COMPARED TO
THREE MONTHS ENDED APRIL 30, 1994

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended April 30, 1995 were $34,732,345 a decrease of 7.3% from net sales of $37,271,000 in the same period last year. Net income for the quarter ended April 30, 1995 was $1,540,000 or $0.22 per share, a decrease of 34.6% from net income of $2,356,000 or $0.34 per share reported in the quarter ended April 30, 1994.

Domestic and U.S. Export Sales

Domestic net sales of industrial and environmental sorbents decreased $543,000 (10.3%). Sales of industrial clay sorbents decreased $217,000 (6.4%). Sales of non-clay sorbents decreased $326,000 (17.2%). Domestic net sales of cat box absorbents, agricultural products and specialty absorbents decreased $1,539,000 (9.5%), $604,000 (11.5%) and $64,000
(14.0%) respectively in the third quarter of fiscal 1995 compared to the same period last year. Sales by transportation services increased $413,000 (17.3%)in the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994.

The decrease in sales of cat box absorbents was related to two factors: a) changes in the timing and extent of promotional activities scheduled during this years third quarter vs. last year, and b) milder weather than during the same period last year, reducing demand for cat litter as a traction aid. Other factors contributing to these quarterly variations are substantially the same as those noted above for the first 9 months of the fiscal year.

Gross Profits

Gross profit for the three months ended April 30, 1995 decreased to 23.0% of sales as compared to 24.9% in the third quarter of fiscal 1994.

Operating Expenses and Interest

Operating expenses decreased slightly to 15.6% of sales in the third quarter of fiscal 1995 from 16.0% in the same period last year. Interest expense in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994 increased $63,000. Interest income increased $33,000 in the same period.

Taxes

The Companys effective tax rate in the third quarter of fiscal 1995 was 27.5% of income as compared to 23.7% in the same period last year.


FOREIGN OPERATIONS

The Companys net sales by its foreign subsidiaries for the nine months ended April 30, 1995 were $8,625,000 constituting 7.9% of sales. This represents an increase of $907,000 or 11.8% from the first nine months of fiscal 1994 in which foreign subsidiary sales were $7,718,000 and constituted 7.1% of sales. This increase is primarily due to increased sales of cat box absorbents in Canada. Net incomeof the Companys foreign subsidiaries for the nine months ended April 30,1995 was $358,000 compared with $206,000 in the first nine months of fiscal 1994. Identifiable assets of the Companys foreign subsidiaries as of April 30, 1995 were $9,408,000 a slight decrease from 9,608,000 as of July 31, 1994.

The Companys net sales by its foreign subsidiaries for the three months ended April 30, 1995 were $2,727,000 constituting 7.9% of sales. This represents an increase of $169,000 or 6.6% from the third quarter of fiscal 1994 in which foreign subsidiary sales were $2,558,000 and constituted 6.9% of sales. Net income of the Companys foreign subsidiaries for the three months ended April 30, 1995 was $137,100 compared with $49,000 in the third quarter of fiscal 1995.

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



  Dated:   June 5, 1995