Form 10-K
period 1995-07-31
OIL DRI CORPORATION OF AMERICA
filed 1995-10-26
CIK 74046

CONFORMED COPY
                                                         (With Exhibits)

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

    For the fiscal year ended July 31, 1995 Commission File No. 0-8675

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

                                                Name of each exchange
                 Title of each class              on which registered
     Common Stock, par value $.10 per share     New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                   None
                             (Title of Class)

Number of Shares of each class of Registrant's common stock outstanding as of September 29, 1995:

     Common Stock - 5,162,518 shares (including 392,196 treasury shares) Class B Stock - 2,071,000 shares

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes   X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Registrant's Common Stock owned by non-affiliates - $63,014,771 (based on the closing price on September 29, 1995).

                   DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference:

    1. Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders (Proxy Statement), which will be filed with the Securities and Exchange Commission not later than November 28, 1995 (120 days after the end of Registrants fiscal year ended July 31, 1995), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

    2. The following portions of Registrant's 1995 Annual Report to Stockholders ("Annual Report"), which is an exhibit to this Annual Report on Form 10-K, are incorporated into Parts I, II and IV of this Annual Report on Form 10-K, as indicated herein (page numbers refer to the Annual Report):

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

         g)   Consolidated Statements of Cash Flows on page 22.

         h)   Notes to Consolidated Financial Statements on pages
              23 to 33.

        i)   Independent Auditor's Report on page 34.

        j)   Selected Quarterly Financial Data on page 33.

                                  PART I

Item 1. BUSINESS

Oil-Dri Corporation of America was incorporated in 1969 in Delaware as the successor to an Illinois corporation incorporated in 1946 which was the successor to a partnership which commenced business in 1941. Except as otherwise indicated herein or as the context otherwise requires, references herein to "Registrant" or to "Company" are to Oil-Dri Corporation of America and its subsidiaries. The Registrant is a leading developer, manufacturer and marketer of sorbent products and related services for the consumer, industrial, environmental, agricultural and fluid purification markets. The Registrant's products are principally produced from clay minerals and, to a lesser extent, other sorbent materials. Consumer products, consisting primarily of cat litter, are sold to the grocery products industry, mass merchandising and pet specialty retail outlets. Industrial and environmental products, consisting primarily of oil, grease water and polypropylene sorbents, are sold to distributors of industrial cleanup and automotive products, environmental service companies, as well as retail outlets. Agricultural products, which include carriers for crop protection chemicals and fertilizers, drying agents, soil conditioners, pellet binders and flowability aids, are sold to manufacturers of agricultural chemicals and distributors of other agricultural products. Fluid purification products, consisting primarily of bleaching, filtration and clarification clays, are sold to processors and refiners of edible and petroleum-based oils.

The Registrant's sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of Oil-Dri's absorbent products are CAT'S PRIDE Premium Cat
Litter and other cat litters, OIL-DRI ALL PURPOSE mineral floor absorbent and AGSORB granular agricultural chemical carriers.

Adsorbent products, like magnets, attract liquids, impurities, metals and surfactants to themselves and form low level chemical bonds. The
Registrant's adsorbents are used for cleanup and filtration mediums. The Registrant's adsorbent products include OIL-DRI LITE Sorbents for industrial and environmental cleanup, PURE-FLO and PURE-FLO Supreme Bleaching Clays for edible oils, fats and tallows, and ULTRA-CLEAR Clarification Aids for petroleum based oils and by-products.

The Registrant has pursued a strategy of developing value-added and branded products for consumer, industrial and environmental, agricultural and fluid purification uses, where the Registrant's marketing and research and development capabilities can play important roles. The Registrant's products are sold through its specialized divisional sales staffs supported by technical service representatives and through a network of industrial distributors and food brokers. The Registrant maintains its own research and development facility and staff. The Registrant's transportation subsidiary delivers Oil-Dri products and the products of its customers and other third parties.

Certain financial information about Registrant's foreign and domestic operations is contained in Note 2 of Notes to Consolidated Financial Statements on page 25 of the Annual Report and is incorporated herein by reference.

Consumer Products

The Registrant's cat litter products, in both coarse granular and fine granular clumping forms, are sold under the Registrant's CAT'S PRIDE and LASTING PRIDE brand names, FRESH STEP and CONTROL brands manufactured for The Clorox Company and private label cat litters manufactured for mass merchandisers, wholesale clubs, drug chains, pet superstores and retail grocery stores. These products are sold through independent food brokers and the Registrant's representatives to major grocery outlets such as Albertsons, Fleming Foods, Safeway, Winn Dixie, and others. LASTING PRIDE is principally sold to mass merchandisers such as Wal-Mart, K-Mart and others and to wholesale clubs such as Sam's.

The Registrant and The Clorox Company have long-term arrangements under which they developed FRESH STEP and CONTROL premium-priced cat litter products. FRESH STEP and CONTROL brands, which are owned, trademarked and marketed by The Clorox Company, both utilize the Registrant's special low density, highly absorbent clay mineral. FRESH STEP contains microencapsulated odor controllers which are activated by the cat.
The Registrant has a long-term exclusive right to supply The Clorox Company's requirements for FRESH STEP and CONTROL up to certain levels. According to independently published supermarket industry reports, FRESH STEP was the largest dollar grossing cat litter brand sold through grocery chains in the United States during the year ended July 16, 1995.

Traditional coarse granular clay litters once represented approximately 98% of the market. Beginning in 1990, the cat litter market changed and traditional course litters now compete with new, fine granule clumping products. These clumping products have the characteristic of binding together and expanding when moisture is introduced. The Registrant's clumping cat litter is based on naturally occurring organic ingredients which are biodegradable. On an industry-wide basis, clumping cat litters have assumed market shares in excess of 39% of retail dollar sales volume in the grocery industry and 49% of retail dollar sales volume in the mass merchandiser industry in the 52 week period ended July 16, 1995, compared with 38% and 48%, respectively, in a similar period last year.

Industrial and Environmental Products

Products for industrial users include the Registrant's oil, grease, and water sorbents, which are cost effective floor maintenance products that provide a nonslip and nonflammable surface for workers. These products are sold to a wide range of distribution channels and have achieved a high level of recognition. The Registrant distributes clay-based sorbents sold in granular form and in the form of a pillow and a sock. The Registrant also distributes non-clay sorbents including its OIL-DRI Industrial Pad and OIL-DRI Industrial Rug, which are made of needle-punched polypropylene.

The Registrant has added polypropylene products to its industrial sorbents product line and also entered the marine oil spill response market through its acquisition of Industrial Environmental Products, Inc. ("IEP") in April, 1990. IEP was a distributor and marketer of these products, primarily in the southeast United States. The Registrant purchases the majority of these polypropylene materials from several unaffiliated suppliers. The Registrant has acquired equipment affording it the capability to cut these polypropylene products, acquired in the bulk form, to customer specifications. The polypropylene products will collect up to approximately 15 times their own weight in liquids and offer the added benefit of incinerability and recyclability in accordance with environmentally permissible methods. OIL-DRI Sorbent Booms and OIL-DRI Sorbent Pads, which are made from meltblown polypropylene, will selectively remove oil from the surface of any body of water. They can be used for emergency spill response or for cleaning and maintenance. The Registrant's needle-punched polypropylene products will adsorb oil and aqueous liquids from industrial floors and surfaces.

The Registrant sells its industrial and environmental products through a distributor network that includes industrial, auto parts, safety, sanitary supply, chemical and paper distributors and environmental service companies. The Registrant supports the efforts of the industrial distributors with specialized divisional sales personnel.

The Registrant also produces for the consumer market OIL-DRI Automotive, a floor absorbent for home and garage use. This product is sold through automobile parts distributors and mass merchandisers.

Agrisorbent Product Group

The Registrant produces and markets a wide range of granular and powdered mineral absorbent products that are used with crop protection chemicals, animal feed and fertilizers. Products include AGSORB agricultural chemical carriers and drying agents; FLO-FRE, a highly absorbent microgranule flowability aid; PEL-UNITE and CONDITIONADE, pelleting aids, used in the manufacture of animal feeds, and TERRA GREEN Soil Conditioner.

The AGSORB Carriers are used as mediums of distribution for crop protection chemicals and fertilizers. AGSORB customized carriers are designed to reduce dust and to increase accuracy of application. The Registrant's AGSORB Drying Agent is used to prevent clogging in specialized farm machinery and enables farmers to evenly apply granular fertilizers and liquid pesticides to their fields in one application. The Registrant has also developed AGSORB as a blending agent for fertilizers and chemicals used in the lawn and garden market.

Agricultural products are marketed in the United States by technical salesmen employed by the Company who sell to crop protection chemical manufacturers, feed producers and agricultural product distributors. The Registrant's principal customers for these products include the agricultural groups of Monsanto, DowElanco and Zeneca. The Registrant's service programs, technical expertise and high product quality have increased sales of these products.

Pure-Flo Product Group

Fluid purification products include PURE-FLO Bleaching Clays, ULTRA-CLEAR clarification aids, and PURE-FLO Supreme. These products are supported by a team of technical sales and support representatives employed by the Company and the services of the Registrant's research and development group. The products are marketed in the United States and international markets.

PURE-FLO Bleaching Clays, used in the bleaching of edible oils, remove impurities and color bodies from these oils. The primary customers for these products are refiners of food oils. ULTRA-CLEAR Clarification Aid is used as a filtration and purification medium for jet fuel and other petroleum based oils. This product adsorbs unwanted moisture and other impurities, and is primarily sold to oil refiners.

Transportation Services

Oil-Dri Transportation Company leases or contracts for approximately 130 tractors, 295 trailers, 100 covered rail hopper cars and other special use equipment for the delivery of the Registrant's products in package and bulk form. Through this subsidiary, the Registrant is better able to control costs, maintain delivery schedules and assure equipment availability. Oil-Dri Transportation Company performs transportation services for the Registrant on outbound movements from the Registrant's production plants. To offset costs further, Oil-Dri Transportation Company usually transports third parties' products on return trips.

Patents

Registrant has obtained or applied for patents for certain of its processes and products. These patents expire at various times, beginning in 1996. Patented processes and products are not material to Registrant's overall business.

Foreign

SAULAR, manufactured and marketed by Favorite Products Company, Ltd., the Registrant's wholly-owned Canadian subsidiary, is a leading brand of cat litter sold in Canada. Favorite Products Company, Ltd. also packages and markets the SAULAR KAT-KIT which contains cat litter in a disposable tray. Certain of the products sold in Canada are blends of clay and synthetic sorbent materials.

The Registrant's wholly-owned subsidiary in England, Oil-Dri, U.K., LTD., packages clay granules produced by the Registrant's domestic manufacturing facilities and, for certain applications, blends a synthetic sorbent material which it manufactures locally. Oil-Dri, U.K., LTD. markets these products, primarily in the United Kingdom, as an oil and grease absorbent and as a cat litter.

The Registrant's wholly-owned subsidiary in Switzerland, Oil-Dri S.A., performs various management, sales and administrative functions for the Registrant and its foreign subsidiaries.

The Company's foreign operations are subject to the normal risks of doing business overseas, such as currency devaluations and fluctuations, restrictions on the transfer of funds and import/export duties. The Registrant to date has not been materially affected by these risks.

Backlog; Seasonality

At July 31, 1995 and 1994, Registrant's backlog of orders was approximately $2,765,000 and $2,621,000, respectively. The Registrant does not consider its clay sorbent business, taken as a whole, to be seasonal to any material extent. However, certain business activities of certain customers of the Registrant's (such as agricultural) are subject to such factors as crop acreage planted and product formulation cycles.

Customers

Sales to Wal-Mart Stores, Inc. accounted for approximately 27% of the Registrant's net sales for the fiscal year ended July 31, 1995. Sales to The Clorox Company accounted for approximately 9% of the Registrant's net sales for the fiscal year ended July 31, 1995. Clorox and the Registrant are parties to a long term supply contract. The loss of any other of Registrant's customers would not have a materially adverse effect on the Registrant.

Competition

Registrant has approximately seven principal competitors in the United States, some of which have substantially greater financial resources than the Company, which compete with the Registrant in certain markets and with respect to certain products. Price, service and technical support, product quality and delivery are the principal methods of competition in Registrant's markets and competition has historically been very vigorous. The Registrant believes that it can compete favorably in all its present markets.

Reserves

Registrant mines sorbent materials, consisting of either Montmorillonite, Attapulgite or diatomaceous earth on leased or owned land near its mills in Mississippi, Georgia and Oregon, and on leased and owned land in Florida (see "Item 2- Properties" below). The Registrant estimates that its proven recoverable reserves of these sorbent materials aggregate approximately 169,565,000 tons. Based on its rate of consumption during the 1995 fiscal year, Registrant considers its proven recoverable reserves adequate to supply Registrant's needs for approximately 50 years. It is the Registrant's policy to attempt to add to reserves each year an amount at least equal to the amount of reserves consumed in that year. Registrant has a program of exploration for additional reserves and, although reserves have increased, Registrant cannot assure that such reserves will continue to increase. The Registrant's use of these reserves will be subject to compliance with existing and future federal and state statute regulations regarding mining and environmental compliance and certain product specifications. Among other things, requirements for environmental compliance may restrict exploration or use of lands that might otherwise be utilized as a source of reserves. During the fiscal year ended July 31, 1995, the Registrant utilized these reserves to produce substantially all of the sorbent minerals that it sold.

In April 1991, the Registrant acquired mineral reserves on approximately 709 acres in Washoe County, Nevada. The Registrant estimates that there are 26 million tons of proven reserves of sorbent materials on this acreage. Mining these reserves requires the approval of federal, state and local agencies, which approvals the Registrant is in the process of seeking. In the future, the Registrant hopes to develop facilities so as to use these reserves as a source of supply for its West Coast customers. However, there can be no assurance to that this will be accomplished.

Mining Operations

The Registrant has conducted mining operations in Ripley, Mississippi since 1963; in Ochlocknee, Georgia since 1971; in Christmas Valley, Oregon since 1979; and in Blue Mountain, Mississippi since 1989.

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

The following schedule summarizes, for each of the Registrant's manufacturing facilities the net book value of land and other plant and equipment.

                                              PLANT AND
                               LAND           EQUIPMENT
Ochlocknee, Georgia         $1,575,730      $20,279,193
Ripley, Mississippi         $1,098,951      $15,692,584
Blue Mountain, Mississippi  $  818,488      $ 8,177,141
Christmas Valley, Oregon    $   68,044      $   658,686

Employees

As of July 31, 1995, the Registrant employed 695 persons, 52 of whom were employed by the Registrant's foreign subsidiaries. The Registrant's corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 42 of the Registrant's employees in the U.S. and approximately 15 of the Registrant's employees in Canada are represented by labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered satisfactory.

Environmental Compliance

The Registrant's mining and manufacturing operations and facilities in Georgia, Mississippi and Oregon are required to comply with state strip mining statutes and various federal, state and local statutes, regulations and ordinances which govern the discharge of materials, water and waste into the environment and restrict mining on "wetlands" or otherwise regulate the Registrant's operations. In recent years, environmental regulation has grown increasingly stringent, a trend which the Registrant expects will continue. The Registrant endeavors to stay in substantial compliance with applicable environmental controls and regulations and to work with regulators to correct any claimed deficiency. As a result, expenditures relating to environmental compliance have increased over the years. In the l995 fiscal year, the Registrant expended approximately $450,000 on equipment and other aspects of environmental control and compliance and presently expects that it will spend approximately $620,000 in the l996 fiscal year and that these costs will continue in the future. The Registrant continues, and will continue, to incur costs in connection with reclaiming mined out areas; these costs are treated as part of the Registrant's mining expense.

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

Research and Development

At the Registrant's research facility, the research and development staff develops new products and applications and improves existing products. The staff and various consultants consist of geologists, mineralogists and chemists. In the past several years, the Registrant's research efforts have resulted in a number of new sorbent products and processes including PURE-FLO Supreme, PURE-FLO FP80, CAT'S PRIDE Scoopable, and LASTING
PRIDE. The technical center produces prototype samples and test run quantities of new products for customer trial and evaluation.

Registrant spent approximately $1,826,000 $1,875,000 and $1,509,000 during its fiscal years ended July 31, 1995, 1994 and 1993, respectively, for research and development. None of such research and development was customer sponsored, and all research and development costs are expensed in the year in which they are incurred.

Other

The Registrant holds approximately a 14% equity interest in Kamterter, Inc., a research and development company located in Lincoln, Nebraska. Kamterter applies biotechnology in the agricultural field and utilizes the Registrant's clay products in a development-stage process to prime seeds. At July 31, 1995, the Registrant's investment, at cost, in Kamterter was approximately $717,000. Although Kamterter has a substantial negative net worth, during the year ended February 28, 1995, and in recent interim periods, Kamterter has begun to generate operating profits. While the Registrant believes that Kamterter's prospects have improved, Kamterter's future financial condition and results of operations cannot be predicted.

Item 2.  PROPERTIES

Registrant's properties are generally described below:

                     LAND HOLDINGS & MINERAL RESERVES

                    LAND      LAND              PROVEN   PROBABLE
                   OWNED     LEASED    TOTAL   RESERVES  RESERVES    TOTAL
                                               (1,000's  (1,000's  (1,000's
                  (acres)   (acres)   (acres)  of tons)  of tons)  of tons)

Georgia             1,282     2,004     3,286    45,185     9,836    55,021

Mississippi         2,034     1,423     3,457   116,293   123,409   239,702

Oregon                360       800     1,160     3,575         -     3,575

Florida               537       446       983     4,512     1,092     5,604

Nevada                709         -       709    23,316     2,976    26,292

Illinois                4         -         4         -         -         -

                    4,926     4,673     9,599   192,881   137,313   330,194

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

The Registrant operates mills at Ripley, Mississippi, Ochlocknee, Georgia, Christmas Valley, Oregon, and Blue Mountain, Mississippi; production and packaging plants at Laval, Quebec, Canada and Wisbech, United Kingdom. Registrant's facilities at Ripley, Mississippi, Ochlocknee, Georgia, Christmas Valley, Oregon, Laval, Quebec, Canada and Wisbech, United Kingdom are wholly owned by Registrant and Registrant's mill at Blue Mountain, Mississippi is owned in-part by Registrant, with the balance leased as herein after described. Registrant is a party to leases that relate to certain plant acquisition and expansion projects at the Registrant's mill at Blue Mountain, Mississippi. The Blue Mountain, Mississippi lease was entered into with the Town of Blue Mountain, Mississippi in 1988 in connection with the issuance by the Town of $7,500,000 in aggregate principal amount of industrial revenue bonds, ($5,000,000 of which has been subsequently retired), full payment of which is guaranteed by the Registrant. Upon expiration of the leases in 2008, a subsidiary of the Registrant has the right to purchase the leased property for $100 upon full payment of the bonds. The land on which the mill at Wisbech, United Kingdom is located is leased pursuant to a long-term lease arrangement with the Port Authority of Wisbech which expires in 2032.

All of Registrant's domestic mills, whether owned or leased, consist of related steel frame, sheet steel covered or brick buildings of various heights, with concrete floors and storage tanks. The buildings occupy approximately 208,000 square feet at Ripley, Mississippi, 247,000 square feet at Ochlocknee, Georgia, 18,000 square feet at Christmas Valley, Oregon and 140,000 square feet at Blue Mountain, Mississippi. Registrant maintains railroad siding facilities near the Ripley, Mississippi, Ochlocknee, Georgia and Blue Mountain, Mississippi mills. Equipment at all mills is in good condition, well maintained and adequate for current processing levels.

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

Item 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 401(b) OF REGULATION S-K.  EXECUTIVE OFFICERS OF REGISTRANT

The following table gives certain information with respect to the Executive Officers of the Registrant.

                    Principal Occupation
    Name (5)        For Last Five Years                           Age

Richard M. Jaffee  Chief Executive Officer and                       59
                    Chairman of the Board of
                    the Registrant; President from
                    1960 to June, 1995.

Norman B. Gershon  Vice President, International                     59
                    Operations of the Registrant;
                    Managing Director of Oil-Dri,
                    S.A., a subsidiary of the Registrant;
                    Vice President, European Operations of
                    the Registrant from 1973 to 1991.

Bruce H. Sone      Vice President, Consumer Products -               55
                    Mass Merchandising Division of
                    the Registrant; Vice President
                    and General Manager of
                    Consumer Products Division
                    of the Registrant from
                    1985 until 1992.

Joseph C. Miller   Vice Chairman of The Board;                       53
                    Senior Vice President
                    for Consumer, Industrial &
                    Environmental and Transportation
                    of the Registrant from 1993 to 1995;
                    Group Vice President of the
                    Registrant for Sales, Marketing
                    and Distribution, from 1990
                    to 1993.

Richard V. Hardin  Group Vice President, Technology,                 56
  (1)(3)            of the Registrant; Group Vice
                    President, New Technologies of the
                    Registrant from 1989 to 1991.

Herbert V.
  Pomerantz        Senior Vice President, Agricultural               55
  (3)(4)            and Specialty Products and Research
                    and Development of the Registrant;
                    Vice President, Polymers of Unocal
                    Corporation, a diversified energy
                    and natural gas resource company
                    from 1986 to 1993.


Daniel S.
  Jaffee (2)       President and Chief Operating Officer             31
                    since June, 1995, Chief Financial Officer
                    since 1990, Chief Executive Officer of
                    Favorite Products Company, Ltd., a
                    subsidiary of the Company since 1990;
                    Group Vice President, Consumer Products
                    until June, 1995; Group Vice President
                    of Canadian Operations and Consumer
                    Products - Grocery 1992 until June, 1994;
                    Group Vice President, Domestic and
                    Canadian Operations from December, 1990
                    until August, 1992.

Louis T.
  Bland, Jr.(3)   Assistant Secretary, Legal Counsel and            64
                    Director of Industrial Relations of
                    the Registrant; Served on the faculty
                    of the Lake Forest Graduate School
                    of Management from 1990 until Joining
                    the Registrant in 1991.

Donald J. Deegan  Director of Finance and Accounting, Chief         33
  (3)               Accounting Officer of the Registrant;
                    Assistant Vice President, Treasury
                    Planning & Analysis of Household
                    International, a diversified financial
                    services company, from 1987 through 1990.

         The term of each executive officer expires at the 1995 Annual Meeting of the Stockholders and when his successor is elected and qualified.

     (1) Richard V. Hardin is Richard M. Jaffee's son-in-law.

     (2) Daniel S. Jaffee is Richard M. Jaffee's son.

     (3) Each person listed in this table is a director of the Registrant except for Richard V. Hardin, Herbert V. Pomerantz, Louis T. Bland and Donald J. Deegan.

     (4) Herbert V. Pomerantz has resigned his employment with the Registrant effective October 31, 1995.

                                 PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS

Information concerning stock prices and dividends with regard to the Common Stock of Registrant, which is traded on the New York Stock Exchange, and information concerning dividends with regard to the Class B Stock of Registrant, for which there is no established public trading market, and Class A Common Stock, which is not outstanding is contained on page 34 of the Annual Report under the caption "Common Stock" and is incorporated herein by this reference. Registrant's ability to pay dividends is limited by the Registrant's Credit Agreement with Harris Trust and Savings Bank dated September 21, 1994. See Note 3 of "Notes to Consolidated Financial Statements" in the Annual Report, incorporated herein by reference.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Consolidated Statements of Income," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Financial Position," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditor's Report" on pages 18 to 34 of the Annual Report, "Five Year Summary of Financial Data" on page 13 of the Annual Report, and "Selected Quarterly Financial Data" on page 33 of the Annual Report, incorporated herein by reference.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is (except for information in Part I, hereof, concerning executive officers) contained in the Registrant's Proxy Statement for its 1995 Annual Meeting of stockholders ("Proxy Statement") under the caption "Election of Directors" and is incorporated herein by this reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is contained in the Registrant's Proxy Statement under the captions "Executive Compensation", "Compensation Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" and is incorporated herein by this reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is contained in the Registrant's Proxy Statement under the caption "General - Principal Stockholders" and "Election of Directors" and is incorporated herein by this reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is contained in the Registrant's Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference.

                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)(1) The following financial statements are contained on pages 18 to 34 of the Annual Report and are incorporated herein by this reference:

     Consolidated Statements of Financial Position as of July 31,
     1995 (audited) and July 31, 1994 (audited).

     Consolidated Statements of Income for the fiscal years ended
     July 31, 1995 (audited), July 31, 1994 (audited) and July 31,
     1993 (audited).

     Consolidated Statements of Stockholders' Equity for the fiscal years ended July 31, 1995 (audited), July 31, 1994 (audited) and July 31, 1993 (audited).

     Consolidated Statements of Cash Flows for the fiscal years ended July 31, 1995 (audited), July 31, 1994 (audited) and July 31, 1993 (audited).

     Notes to Consolidated Financial Statements.

     Independent Auditor's Report.

(a)(2) The following financial statement schedules are contained herein:

     Independent Auditor's Report on Schedules.

     Schedules to Financial Statements, as follows:

     Schedule VIII - Valuation and Qualifying Accounts, years ended
                     July 31, 1995, 1994 and 1993.

(a)(3) The following documents are exhibits to this Report:

<F1>
              (3)(a)   Articles of Incorporation of
                        Registrant, as amended.

              (3)(b)    By-Laws of Registrant, as amended of June 16, 1995.

<F2>
             (10)(a)2   Lease Agreement, dated as of
                        September 1, 1982, between Oil-Dri Corporation of Georgia, The Thomasville Development
                        Authority and Continental Illinois National
                        Bank and Trust Company of Chicago.

<F3>
             (10)(b)3   Guaranty Agreement, dated as of
                        September 1, 1982, between Registrant and
                        Continental Illinois National Bank and Trust
                        Company of Chicago.

<F4>
          (10)(c)(1)4   Agreement ("Clorox Agreement")
                        dated January 12, 1981 between The Clorox
                        Company and Registrant, as amended.
                        (Confidential treatment of certain portions of this Exhibit has been granted.)

<F5>
         (10)(c)(2)5    Amendment to Clorox Agreement
                        dated March 3, 1989, as accepted by the
                        Registrant on March 20, 1989, between The
                        Clorox Company and the Registrant.
                        (Confidential treatment of certain portions of this Exhibit has been granted.)

<F6>
         (10)(c)(3)6    Amendment to Clorox Agreement
                        dated February 14, 1991, between The Clorox
                        Company and Registrant (Confidential treatment of certain portions of this Exhibit has been granted).

<F7>
         (10)(d)7       Description of 1987 Executive
                        Deferred Compensation Program.*

<F8>
         (10)(e)8       Salary Continuation Agreement dated
                        August 1, l989 between Richard M. Jaffee and the Registrant.*

<F9>
         (10)(f)9       1988 Stock Option Plan.

<F10>
         (10)(g)10      Note Agreement, dated April 5, 1991,
                        between Registrant and the Teacher's Insurance and Annuity Association of America regarding
                        $8,000,000 9.38% Senior Notes due November 15,
                        2001.

<F11>
         (10)(h)11      Note Agreement, dated as of April
                        15, 1993, between Registrant and the Teacher's
                        Insurance and Annuity Association of America regarding $6,500,000 7.17% Senior Notes due
                        August 15, 2004.

<F12>
         (10)(i)12      Credit Agreement, dated as of
                        September 21, 1994, between Registrant and
                        Harris Trust and Savings Bank regarding
                        $5,000,000 7.78% Term Loan Note and $5,000,000
                        Revolving Credit Note.

<F1> Incorporated by reference to Exhibit (3) to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.
<F2> Incorporated by reference to Exhibit (4)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1982.
<F3> Incorporated by reference to Exhibit (4)(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1982.
<F4> Incorporated by reference to Exhibit 10(f) to Registrant's Registration
     Statement on Form S-2 (Registration No. 2-97248) made effective on
     May 29, 1985.
<F5> Incorporated by reference to Exhibit 10(e)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.
<F6> Incorporated by reference to Exhibit 10(e)(3) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.
<F7> Incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988.
<F8> Incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.
<F9> Incorporated by reference to Exhibit 4(a) to Registrant's Registration
     Statement on Form S-8, filed June 30, 1989, Registration No. 33-29650.
<F10>Incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.
<F11>Incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.
<F12>Incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

          (10)(j)       The Oil-Dri Corporation of America
                        Deferred Compensation Plan adopted November
                        15, 1995 and related resolution.

          (11)          Statement re: computation of per share
                        earnings.

          (13)          1995 Annual Report to Stockholders of
                        Registrant.

          (22)          Subsidiaries of Registrant.


          (24)          Consent of Blackman Kallick Bartelstein.

          (27)          Financial Data Schedule.

         *Management contract or compensatory plan or arrangement.

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

     (b) No reports on Form 8-K were filed by Registrant with the Commission during the last fiscal quarter of the fiscal year ended July 31, 1995.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OIL-DRI CORPORATION OF AMERICA
                                            (Registrant)


                                  By  /s/ Richard M. Jaffee
                                     Richard M. Jaffee,
                                     Chief Executive Officer


     Dated:  October 20, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      /s/ Richard M. Jaffee                 October 20, 1995
     Richard M. Jaffee
     Chief Executive Officer
         Director



      /s/ Daniel S. Jaffee                  October 20, 1995
     Daniel S. Jaffee
     President and Chief Operating Officer
         Director



      /s/ Donald J. Deegan                  October 20, 1995
     Donald J. Deegan
     Principal Accounting
     Officer


      /s/ Robert D. Jaffee                  October 20, 1995
     Robert D. Jaffee
         Director


                                            October 20, 1995
     Norman B. Gershon
         Director


                                            October 20, 1995
     Bruce H. Sone
         Director

       /s/ J. Steven Cole                   October 20, 1995
     J. Steven Cole
         Director


      /s/ Joseph C. Miller                  October 20, 1995
     Joseph C. Miller
         Director


     Edgar D. Jannotta                     October 20, 1995
          Director


      /s/ Paul J. Miller                   October 20, 1995
     Paul J. Miller
          Director


      /s/ Haydn H. Murray                  October 20, 1995
     Haydn H. Murray
          Director


      /s/ Allan H. Selig                   October 20, 1995
     Allan H. Selig
          Director

                INDEPENDENT AUDITOR'S REPORT ON SCHEDULES



     Board of Directors
     Oil-Dri Corporation of America
     Chicago, Illinois




     In connection with our audit of the consolidated financial statements of OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES as of July 31, 1995 and 1994 and for each of the three years in the period ended July 31, 1995, which report thereon dated August 25, 1995, is incorporated by reference in this Annual Report on Form 10-K, we also examined the financial statement schedules listed in the accompanying index at Item 14(A)(2). In our opinion, these financial statement schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.







      August 25, 1995