Form 10-Q
period 1995-10-31
OIL DRI CORPORATION OF AMERICA
filed 1995-12-14
CIK 74046

CONFORMED COPY






                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

   For the Quarter Ended October 31, 1995 Commission File Number 0-8675

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

Common Stock - 5,162,518 Shares (Including 420,596 Treasury Shares) Class B Stock - 2,071,000 Shares

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
               Consolidated Statement of Financial Position
                                  ASSETS


                                           October 31            July 31
                                          (Unaudited)
                                       1995         1994          1995
CURRENT ASSETS

Cash and Cash Equivalents          $ 7,481,401  $ 2,248,147   $ 8,829,667
Investment Securities, at Cost       1,427,000    3,586,569     2,332,665
Accounts Receivable                 23,986,378   24,424,847    21,529,168
Allowance for Doubtful Accounts       (202,734)    (186,038)     (180,602)
Inventories                         11,920,535   12,592,104    10,917,099
Prepaid Expenses and Taxes           5,232,141    3,870,540     5,317,169
             Total Current Assets   49,844,721   46,536,169    48,745,166


PROPERTY, PLANT AND EQUIPMENT - AT COST

Cost                               107,750,187  102,235,020   106,957,911
Less Accumulated Depreciation and
  Amortization                      49,425,032   41,763,672    47,498,516
            Total Property, Plant
               and Equipment, Net   58,325,155   60,471,348    59,459,395


OTHER ASSETS

Goodwill(Net of Accumulated
  amortization)                      4,271,346    4,403,394     4,304,286
Deferred Income Taxes                  485,668            -       484,324
Other                                4,091,076    3,346,939     3,994,512
                Total Other          8,848,090    7,750,333     8,783,122
Assets
TOTAL ASSETS                      $117,017,966 $114,757,850  $116,987,683


               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
               Consolidated Statement of Financial Position
                    LIABILITIES & STOCKHOLDERS' EQUITY


                                           October 31            July 31
                                          (Unaudited)
                                       1995         1994          1995
CURRENT LIABILITIES
Current Maturities of Notes         $1,356,042   $  649,944    $1,097,976
Payable
Accounts Payable - Trade             5,609,047    5,258,876     4,710,251
Dividends Payable                      517,014      520,552       511,166
Accrued Expenses                     8,482,087    9,377,605     9,351,455
        Total Current Liabilities   15,964,190   15,806,977    15,670,848

NONCURRENT LIABILITIES
Notes Payable                       20,421,579   21,519,373    20,422,265
Deferred Income Taxes                        -      326,284             -
Deferred Compensation                1,854,310    1,610,740     1,778,075
Other                                  946,154            -       778,112
     Total Noncurrent Liabilities   23,222,043   23,456,397    22,978,452

          Total Liabilities         39,186,233   39,263,374    38,649,300

STOCKHOLDERS EQUITY
Common Stock                           723,352      723,352       723,352
Paid-In Capital in Excess of Par
  Value                              7,657,394    7,657,394     7,657,394
Retained Earnings                   76,919,725   72,366,497    76,033,462
Cumulative Translation Adjustment   (1,010,660)    (954,458)     (987,781)
                                    84,289,811   79,792,785    83,426,427
Less Treasury Stock, At Cost         6,458,078    4,298,309     5,088,044

          Total Stockholders'Equity 77,831,733   75,494,476    78,338,383

TOTAL LIABILITIES & STOCKHOLDERS'
  EQUITY                          $117,017,966 $114,757,850  $116,987,683

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
          Consolidated Statement of Income and Retained Earnings
                       Three Months Ended October 31




                                             1995        1994
                                          (Unaudited) (Unaudited)

Net Sales                                $39,307,934 $39,025,208
Cost Of Sales                             27,648,886  26,631,621
Gross Profit                              11,659,048  12,393,587
Selling, General And Administrative
  Expenses                                 9,312,281   8,221,582
Operating Income                           2,346,767   4,172,005

OTHER INCOME (EXPENSE)
  Interest Expense                          (490,161)   (487,535)
  Interest Income                            152,594     103,539
  Foreign Exchange Gain (Loss)                (3,593)      3,369
  Other, Net                                 (54,426)    (21,496)
                                            (395,586)   (402,123)

Income Before Income Taxes                 1,951,181   3,769,882
Income Taxes                                 538,293     950,950
Net Income                                 1,412,888   2,818,932

RETAINED EARNINGS
  Balance at Beginning of Year            76,024,301  70,077,278
  Less: Cash Dividends Declared              517,464     529,713

Retained Earnings - October 31           $76,919,725 $72,366,497
Average Shares Outstanding               $ 6,840,079 $ 6,957,700
Net Income Per Share                      $     0.21 $      0.41

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                   Consolidated Statement of Cash Flows
             For the Three Months Ended October 31 (Unaudited)


                                             1995        1994
                                           Unaudited   Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                $1,412,888  $2,818,932

Adjustments to Reconcile Net Income to
  Net Cash
  Provided by Operating Activities:
  Depreciation and Amortization            2,019,766   1,821,537
  Provision for bad debts                     28,735       9,229
  (Increase) Decrease in:
     Accounts Receivable                  (2,468,662) (4,515,026)
     Inventories                          (1,016,138) (1,350,335)
     Prepaid Expenses and Taxes               71,742    (154,179)
     Other Assets                            (91,996)    (97,794)
  Increase (Decrease) in:
     Accounts Payable                        160,589     595,723
     Accrued Expenses                       (104,528)    168,050
     Other                                   168,042           -
     Deferred Compensation                    76,235    (151,078)
                       Total Adjustments  (1,156,215) (3,673,873)
   Net Cash Used In Operating Activities     256,673  (  854,941)

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital Expenditures                      (863,670) (2,025,333)
  Purchases of Investment Securities               -  (2,116,842)
  Dispositions of Investment Securities      914,428   1,905,413
  Other                                            -       7,600
   Net Cash Used in Investing Activities      50,758  (2,229,162)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Short Term Borrowings        257,380           -
  Principal Payments on Long Term Debt             -    (595,405)
  Dividends Paid                            (519,286)   (455,483)
  Foreign Currency Translation
    Adjustment                               (23,757)     24,563
  Purchases of Treasury Stock             (1,370,034)    (35,740)
   Net Cash Used In Financing Activities  (1,655,697) (1,062,065)

Net (Decrease) in Cash and Cash
  Equivalents                             (1,348,266) (4,146,168)
Cash and Cash Equivalents, Beginning of
  Year                                   $ 8,829,667   6,394,315

Cash and Cash Equivalents, October 31    $ 7,481,401 $ 2,248,147

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1995 COMPARED TO THREE
MONTHS ENDED OCTOBER 31, 1994

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended October 31, 1995 were $39,308,000, an increase of $283,000, or 0.7%, over sales of $39,025,000 in the first three months of fiscal 1995. Net income for the three months ended October 31, 1995 was $1,413,000 or $0.21 per share, a decrease of 49.9% from $2,819,000 or $0.41 per share earned in the first quarter of fiscal 1995.

Sales of industrial and environmental sorbents increased $119,000 from prior year first quarter levels. Sales of industrial clay absorbents increased $272,000 or 8.5%. Sales of nonclay sorbents decreased $153,000 or 11.3%, reflecting increased competition in the markets in which the Company participates. Sales of cat box absorbents increased $192,000 or 0.9% from fiscal 1995 first quarter results. This growth is the result of sales increases in branded and private label products in both the grocery and mass merchandise markets, offset by decreased contract packaging activity. Sales of agricultural absorbents decreased $339,000 or 7.4% from the comparable period in fiscal 1995 due to production rescheduling by several key customers. Worldwide sales of fluid filtration and purification products increased $105,000 or 3.2% from prior year first quarter levels. Sales of transportation services increased $463,000 or 23.2% from the first quarter of fiscal 1995 due to increased fleet size.

Consolidated gross profit as a percentage of net sales for the three months ended October 31, 1995 decreased to 29.7% from 31.8% in the first three months of fiscal 1994. Changes in sales mix and increased costs of packaging materials and freight contributed to this decline.

Operating expenses as a percentage of net sales increased to 23.7% in the first quarter of fiscal 1996 from 21.1% in the first quarter of fiscal 1995. This increase reflects the additional costs of television and print advertising and couponing associated with new product introductions.

Interest expense increased slightly while interest income increased
$49,100.

The Company's effective tax rate was 27.6% of income in the first quarter of 1996 as compared to 25.2% the first quarter of fiscal 1995.

Total assets of the Company remained unchanged during the three months ended October 31, 1995. Current assets increased $1,100,000 or 2.3% from fiscal year end balances reflecting increased accounts receivable and inventory balances offset against reduced cash and investments to fund increased sales. Property, plant and equipment, net of accumulated depreciation, decreased $1,134,000.

Total liabilities in the three months ended October 31, 1995 increased $537,000. Current liabilities increased $293,000 or 1.9% from July 31, 1995 balances while noncurrent liabilities increased $244,000 or 1.1% from year end.

The Company anticipates sales growth, primarily from branded and private label cat box absorbent products, as new product introductions take hold. The Company continues to anticipate that earnings over the remainder of fiscal 1996 will be lower than those of fiscal 1995, principally due to the cost of new product introductions in the consumer market. Actual results may be materially lower than those reflected in these foward-looking statements, due primarily to increased competition in the grocery and mass merchandising markets.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio remained unchanged at 3.1 at October 31, 1995 compared to July 31, 1995. Working capital increased $806,000 in the three months ended October 31, 1995 to $33,881,000. Cash provided by operations continues to be the Company's primary source of funds to finance operating needs and capital expenditures. During the quarter the balances of cash, cash equivalents and other investments declined $2,254,000. This reduction in cash and investments was primarily used to fund capital expenditures of $864,000, to pay dividends of $519,000 and repurchase shares of the Company's Common Stock of $1,370,000. Total cash and investment balances held by the Company's foreign subsidiaries at October 31, 1995 and 1994 were $2,348,000 and $3,501,000 respectively.


FOREIGN OPERATIONS

The Company's net sales by its foreign subsidiaries for the three months ended October 31, 1995 were $2,908,000 constituting 7.4% of sales. This represents a decrease of $64,000 or 2.1%, from the first quarter of fiscal 1995 in which foreign subsidiary sales were $2,972,000 and constituted 7.6% of sales. Net income of the Company's foreign subsidiaries for the three months ended October 31, 1995 was $143,000 compared with $94,000 in the first quarter of fiscal 1995. Identifiable assets of the Company's foreign subsidiaries as of October 31, 1995 were $9,175,000 a decrease of $628,000 from $9,803,000 as of October 31, 1994.

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


  BY /s/ Daniel S. Jaffee
     Daniel S. Jaffee
     President



  Dated:   December 14, 1995