Form 10-Q
period 1996-01-31
OIL DRI CORPORATION OF AMERICA
filed 1996-03-15
CIK 74046

CONFORMED COPY





                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

   For the Quarter Ended January 31, 1996 Commission File Number 0-8675

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
                                  ASSETS

                                           January 31            July 31
                                          (Unaudited)
                                   1996         1995          1995
CURRENT ASSETS

Cash and Cash Equivalents          $ 6,599,621  $ 1,320,099   $ 8,829,667
Investment Securities, at Cost     1,406,467    2,739,496     2,332,665
Accounts Receivable                24,909,494   24,757,434    21,529,168
Allowance for Doubtful Accounts    (278,405)    (201,006)     (180,602)
Inventories                        11,191,258   12,888,361    10,917,099
Prepaid Expenses and Taxes           5,531,155    5,491,172     5,317,169
             Total Current Assets   49,359,590   46,995,556    48,745,166


PROPERTY, PLANT AND EQUIPMENT - AT COST

Cost                               109,441,705  104,526,298   106,957,911
Less Accumulated Depreciation and   51,404,271   43,647,659    47,498,516
  Amortization
            Total Property, Plant
               and Equipment, Net   58,037,434   60,878,639    59,459,395


OTHER ASSETS

Goodwill (Net of Accumulated
Amortization)                      4,238,406    4,370,454     4,304,286
Deferred Income Taxes              486,456      -             484,324
Other                                4,258,418    3,472,126     3,994,512
                Total Other          8,983,280    7,842,580     8,783,122
Assets

TOTAL ASSETS                       $116,380,304 $115,716,775  $116,987,683

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
               Consolidated Statement of Financial Position
                    LIABILITIES & STOCKHOLDERS EQUITY

                                           January 31            July 31
                                          (Unaudited)
                                       1996         1995          1995
CURRENT LIABILITIES

Current Maturities of Notes        $2,247,886   $ 598,87  6    $1,097,976
Payable
Accounts Payable - Trade           5,899,993    6,023,047     4,710,251
Dividends Payable                  519,286      520,552       511,166
Accrued Expenses
   Trade Promotions and            3,024,416    2,631,418     4,272,740
Advertising
   Salaries, Wages and             2,715,194    2,586,756     2,362,102
Advertising
   Freight                         883,451      1,686,276     747,042
   Other                             1,078,969      261,882     1,969,571
          Total Current             16,369,195   14,308,807    15,670,848
Liabilities

NONCURRENT LIABILITIES
Notes Payable                      19,104,000   21,006,966    20,422,265
Deferred Income Taxes              -            320,616       -
Deferred Compensation              1,937,850      1,672,689     1,778,075
Other                                1,201,885    1,001,816       778,112
          Total Noncurrent          22,243,735   24,002,087    22,978,452
Liabilities

          Total Liabilities         38,612,930  38,310,894     38,649,300

STOCKHOLDERS EQUITY
Common Stock                       723,352      723,352       723,352
Paid-In Capital in Excess of Par   7,657,394    7,657,393     7,657,394
Value
Retained Earnings                  76,895,401   74,428,396    76,033,462
Cumulative Translation Adjustment   (1,050,695)  (1,104,951)     (987,781)
                                   84,225,452   81,704,190    83,426,427
Less Treasury Stock, At Cost         6,458,078    4,298,309     5,088,044
          Total Stockholders       77,767,374   77,405,881    78,338,383
Equity

TOTAL LIABILITIES & STOCKHOLDERS  $116,380,304 $115,716,775  $116,987,683
                           EQUITY

Certain prior year balances have been reclassified to be consistent with the presentation in the current period.


               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
          Consolidated Statement of Income and Retained Earnings
                        Six Months Ended January 31




                                             1996        1995
                                          (Unaudited) (Unaudited)

Net Sales*                                $81,105,246 $79,182,686
Cost Of Sales                              57,123,845 54,621,099
Gross Profit*                             23,981,401  24,561,589
Selling, General And Administrative        20,845,164 16,424,909
Expenses*
Operating Income                          3,136,237   8,136,678

OTHER INCOME (EXPENSE)
  Interest Expense                        (970,528)   (984,908)
  Interest Income                         274,133     167,340
  Foreign Exchange Gain (Loss)            (870)       (11,249)
  Other, Net                                 187,724  (68,908)
                                          (509,541)   (897,725)

Income Before Income Taxes                2,626,696   7,238,953
Income Taxes                                 736,622  1,846,731
Net Income                                1,890,074   5,392,222

RETAINED EARNINGS
  Balance at Beginning of Year            76,024,301  70,077,278
  Less: Cash Dividends Declared            1,018,974  1,041,104

Retained Earnings - January 31            $76,895,401 $74,428,396
Average Shares Outstanding                 6,828,646  6,956,698
Net Income Per Share                           $0.28  $0.78

*Net Sales, Gross Profit and Selling, General and Administrative
Expenses for fiscal 1995 reflect the reclassification of trade marketing costs to be consistent with the presentation in the current period.

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
          Consolidated Statement of Income and Retained Earnings
                       Three Months Ended January 31

                                             1996        1995
                                          (Unaudited) (Unaudited)

Net Sales*                                $41,797,312 $40,157,478
Cost Of Sales                              29,474,959  27,989,478
Gross Profit*                             12,322,353  12,168,000
Selling, General And Administrative        11,532,883 8,203,327
Expenses*
Operating Income                          789,470     3,964,673

OTHER INCOME (EXPENSE)
  Interest Expense                        (480,367)   (497,373)
  Interest Income                         121,539     63,801
  Foreign Exchange Gain (Loss)            2,723       (14,618)
  Other, Net                                 242,150  (47,412)
                                          (113,955)   (495,602)
Income Before Income Taxes                675,515     3,469,071
Income Taxes                                 198,329  895,781
Net Income                                $   477,186 $2,573,290

Average Shares Outstanding                 6,813,708   6,955,647
Net Income Per Share                           $0.07        $0.37


*Net Sales, Gross Profit and Selling, General and Administrative
Expenses for fiscal 1995 reflect the reclassification of trade marketing costs to be consistent with the presentation in the current period.


               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                   Consolidated Statement of Cash Flows
                    For the Six Months Ended January 31


                                             1996        1995
                                           Unaudited   Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                $1,890,074  $5,392,222

Adjustments to Reconcile Net Income to
Net Cash
  Provided by Operating Activities:
  Depreciation and Amortization           4,069,690   3,828,110
  Provision for bad debts                 86,472      26,248
  (Increase) Decrease in:
     Accounts Receivable                  (3,367,992) (4,887,236)
     Inventories                          (297,074)   (1,676,260)
     Prepaid Expenses and Taxes           (232,877)   (1,776,807)
     Other Assets                         (268,541)   (225,957)
  Increase (Decrease) in:
     Accounts Payable                     466,539     1,344,951
     Accrued Expenses                     (886,029)   (1,307,29)
     Deferred Compensation                   159,775    (89,129)
     Other                                   423,773    286,170
                       Total Adjustments     153,736  (4,477,201)

   Net Cash Used In Operating Activities   2,043,810     915,021

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital Expenditures                    (2,599,529) (4,465,277)
  Purchases of Investment Securities      -           (2,114,772)
  Dispositions of Investment Securities   908,874     2,700,913
  Other                                    -             19,697
   Net Cash Used in Investing Activities
                                          (1,690,655) (3,859,439)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Short Term Borrowings                 -
  Principal Payments on Long Term Debt    (168,355)   (1,158,880)
  Proceeds from Issuance of Common Stock  -           -
  Dividends Paid                          (1,018,524) (976,035)
  Foreign Currency Translation            (26,288)    5,117
Adjustment
  Purchases of Treasury Stock
                                          (1,370,034) -
   Net Cash Used In Financing Activities
                                          (2,583,201) (2,129,798)

Net (Decrease) in Cash and Cash           (2,230,046) (5,074,216)
Equivalents
Cash and Cash Equivalents, Beginning of     8,829,667 6,394,315
Year
Cash and Cash Equivalents, January 31     $ 6,599,621   $1,320,099

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 1996 COMPARED TO SIX
MONTHS ENDED JANUARY 31, 1995

RESULTS OF OPERATIONS

Consolidated net sales for the six months ended January 31, 1996 were $81,105,000, an increase of $1,923,000, or 2.4%, over net sales of $79,183,000 in the first six months of fiscal 1995. Net income for the six months ended January 31, 1996 was $1,890,000 or $0.28 per share, a decrease of 64.9% from $5,392,000 or $0.78 per share earned in the first six months of fiscal 1995. Net income for the 1996 period reflects an after tax charge to second quarter earnings of $700,000, or $0.10 per share, for the costs of settlement (and legal expenses) of a patent lawsuit. (See Part II, Item 1 in Legal Proceedings.)

Net sales of industrial and environmental sorbents decreased $337,000 from prior year levels: Net sales of industrial clay absorbents increased slightly, while net sales of nonclay sorbents decreased $565,000 or 21% reflecting continued competitive pressures and refocused sales and marketing efforts towards selected higher margin customers. Net sales of cat box absorbents increased $1,089,000 or 3% from fiscal 1995 first half results. This growth is the result of new product introductions and expanded distribution of existing coarse litter products in the grocery industry. Increased net sales to grocery customers were offset by slightly decreased sales to non-grocery customers. In particular, net sales to Sams Club declined due to the introduction of a private label scoopable litter that replaced the Companys branded scoopable product in a substantial number of Sams locations. Sams continues to sell other
Company branded products. Net sales to other non-grocery customers, including Wal-Mart Stores, Inc., were up 14% in the 1996 period. Net sales of agricultural absorbents increased $973,000 or 10% from fiscal 1995 primarily because of increased demand for crop protection products, fueled by expectations of increased planting activity in the next year. Net sales of fluid filtration and purification products decreased slightly from prior year levels due to due to competitive pressures and continued sluggish demand in certain of the Companys markets. Net sales of transportation services increased $653,000 or 16% from fiscal 1995 because of increased third party mileage.

Consolidated gross profit as a percentage of net sales for the six months ended January 31, 1996 decreased to 29.6% from 31.0% in the first six months of fiscal 1995. Changes in sales mix towards less profitable products and increased costs of packaging materials and shipping contributed to this decline.

Operating expenses as a percentage of net sales increased to 25.7% in the first six months of fiscal 1996 from 20.7% in the first half of fiscal 1995. This change reflects the additional costs of approximately
$3,500,000 for promotional and advertising programs associated with new product introductions.

Interest expense decreased $14,400 while interest income increased $92,400.

The Companys effective tax rate increased to 28.0% of income in the first half of 1996 as compared to 25.5% for the first half of fiscal 1995.

Total assets of the Company decreased $607,400 during the six months ended January 31, 1996. Current assets increased $614,400 or 1.3% from fiscal year end balances reflecting increased accounts receivable and inventory balances offset against reduced cash and investments to fund increased sales. Property, plant and equipment, net of accumulated depreciation, decreased $1,422,000 due to lower capital expenditures, relative to depreciation expense.

Total liabilities in the six months ended January 31, 1996 decreased $36,300. Current liabilities increased $698,400 or 4.5% from July 31, 1995 balances while noncurrent liabilities decreased $734,700 or 3.2% from year end.

EXPECTATIONS

The Company anticipates sales growth, primarily from branded cat box absorbent products, as new product introductions take hold. The Company expects that earnings over the remainder of fiscal 1996 will be approximately equal to that of fiscal 1995. However, actual results may be materially lower than those reflected in these forward-looking statements, due primarily to continued vigorous competition in the grocery and, particularly, in the mass merchandising markets, the level of success of new products and the cost of new product introductions and promotions in the consumer market.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio decreased slightly to 3.02 at January 31, 1996 from 3.11 at July 31, 1994. Working capital decreased $83,900 in the six months ended January 31, 1996 to $32,990,400. Cash provided by operations continues to be the Companys primary source of funds to finance operating needs and capital expenditures. During the six months ended January 31, 1996 the balances of cash and cash equivalents declined $2,230,000. This reduction in cash, cash equivalents and investments was used to fund capital expenditures of $2,599,500, to pay dividends of $1,018,500 and to reduce debt by $168,400. Total cash and investment balances held by the Companys foreign subsidiaries at January 31, 1996 and 1995 were $2,505,200 and $3,132,400 respectively.

The Companys long term debt at January 31, 1996 decreased $1,318,265 from year end balances. Long term debt to equity decreased to 24.6% from 26.1% at July 31, 1995.

THREE MONTHS ENDED JANUARY 31, 1996 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 1995

Consolidated net sales for the three months ended January 31, 1996 were $41,797,300, an increase of 4.1% from net sales of $40,157,500 in the same period last year. Net income for the quarter ended January 31, 1996 was $477,200, or $0.07 per share, a decrease of 81.5% from net income of $2,573,300 or $0.37 per share reported in the quarter ended January 31, 1995. Net income in the 1996 period reflects an after-tax charge to earnings of $700,000 or $0.10 per share, for the costs of settlement and legal expenses of a patent lawsuit. (See Part II, Item 1 - Legal Proceedings.)

Net sales of industrial environmental sorbents decreased $456,000, or 10% from prior year levels. Net sales of industrial clay absorbents decreased slightly, while net sales of nonclay sorbents decreased $412,000 or 30% reflecting continued competitive pressures and refocused sales and marketing efforts towards selected higher margin customers. Net sales of cat box absorbents increased $897,000 or 4% from fiscal 1995 second quarter results. This growth is the result of new product introductions and expanded distribution of existing coarse litter products in the grocery industry. Increased net sales to grocery customers were offset by a decrease of 7% in net sales to non-grocery customers. In particular, net sales to Sams Club declined due to the introduction of a private label scoopable litter that replaced the Companys branded scoopable product in a substantial number of Sams locations. Sams continues to sell other
Company branded products. Net sales to other non-grocery customers, including Wal-Mart Stores, Inc., were up 7% in the 1996 period.

Net sales of agricultural absorbents increased $1,312,000 or 27% from fiscal 1995 primarily because of agricultural absorbents increased demand for crop protection products, fueled by expectations of increased planting activity in the next year. Net sales of fluid filtration and purification products decreased $264,000 from prior year levels due to competitive pressures and continued sluggish demand in certain of the Companys markets. Net sales of transportation services increased $190,000 in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995.

Consolidated gross profit for the three months ended January 31, 1996 decreased to 29.5% of net sales as compared to 30.3% in the second quarter of fiscal 1995 due to increased costs of packaging material and shipping. Selling, General and Administrative Expenses increased to 27.6% of net sales as compared to 20.4% of net sales in the second quarter of fiscal 1996 and 1995 respectively.

Interest expense for the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 decreased $17,000. Interest income increased $57,700 in the same period as a result of larger invested balances.

The Companys effective tax rate in the second quarter of fiscal 1996 was 29.4% of income as compared to 25.8% in the same period last year.

FOREIGN OPERATIONS

Net sales by the Companys foreign subsidiaries for the six months ended January 31, 1996 were $6,213,900, constituting 7.7% of sales. This represents a decrease of $128,200 or 2.0%, from the first half of fiscal 1995, in which foreign subsidiary sales were $6,342,100 and constituted 8.0% of sales. This decrease is primarily due to slightly reduced sales in Canada. Net income of the Companys foreign subsidiaries for the six months ended January 31, 1996 was $274,700, compared with $220,900 in the second quarter of fiscal 1995. Identifiable assets of the Companys foreign subsidiaries as of January 31, 1996 were $9,144,700, a decrease of $1,076,700 from $10,221,400 as of January 31, 1995.

The Companys net sales by its foreign subsidiaries for the three months ended January 31, 1996 were $3,305,900, constituting 7.9% of sales. This represents a decrease of $65,400 or 1.9% from the second quarter of fiscal 1995 in which foreign subsidiary sales were $3,371,300 and constituted 8.4% of sales. This decrease is primarily due to slightly decreased sales in Canada. Net income of the Companys foreign subsidiaries for the three months ended January 31, 1996 was $131,700 compared with $126,900 in the second quarter of fiscal 1995.

Part II - Other Information

ITEM 1.Legal Proceedings - On February 13, 1996 the Company entered into a settlement agreement related to a patent infringement action that had been initiated by Edward Lowe Industries, Inc. in the United States District Court for the Northern District of Illinois, Eastern Division against the Company and Marcal Paper Mills, Inc. The settlement prohibits the Company and Marcal Paper Mills, Inc. from producing and marketing cellulosic granules as carriers for use in agricultural applications for a period of eight years. Additionally the Company and Marcal have been licensed to develop, produce and market cellulosic granules as cat litter and other absorbent granular products. The total pre-tax cost of the settlement, including legal expenses, was $921,000 and has been charged against earnings in the quarter ended January 31, 1996.

Item 4.Submission of matters to a votes of security holders - On December 12, 1995 the 1995 Annual Meeting of Stockholders of Oil-Dri Corporation of America was held for the purpose of considering and voting on:

              1.   The election of ten directors.
              2. The approval of the Oil-Dri Corporation of America 1995 Long Term Incentive Plan.

        Election of Directors

       The following schedule sets forth the results of the vote to elect directors.

       Director            Votes For                      Votes Withheld
       J. Steven Cole           23,905,437                 362,754
       Ronald B. Gordon         23,904,937                 363,254
       Daniel S. Jaffee         23,899,130                 369,061
       Richard M. Jaffee        23,899,107                 369,084
       Robert D. Jaffee         23,899,130                 369,061
       Edgar D. Jannotta        23,905,437                 362,754
       Joseph C. Miller         23,905,437                 362,754
       Paul J. Miller           23,905,437                 362,754
       Haydn H. Murray          23,905,437                 362,754
       Allan H. Selig           23,904,987                 363,204

       Approval of The Oil-Dri Corporation of America 1995 Long
       Term Incentive Plan

              The following schedule sets forth the results of the vote to approve The Oil-Dri Corporation of America 1995 Long Term Incentive Plan.

                    FOR          AGAINST        ABSTAIN       BROKER NON-
                                                                 VOTES
Total Votes    22,580,557       938,083        160,332         589,219

ITEM 6.    (a)Exhibits:    The following documents are an exhibit to this
                           report.

           Exhibit 11:     Statement Re:  Computation of
                           per share earnings.

           Exhibit 27:     Financial Data Schedule

          (b) During the quarter for which this report is filed, no reports on Form 8-K were filed.

  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  OIL-DRI CORPORATION OF AMERICA
    (Registrant)


  BY Donald J. Deegan
     Director of Finance and Accounting,
     Chief Accounting Officer


  BY Daniel S. Jaffee
     President



  Dated:   March 14, 1996

                             INDEX TO EXHIBITS


EXHIBIT NUMBER           EXHIBIT TITLE             SEQUENTIALLY NUMBER PAGE

(11)                     Statement Re:
                         Computation of Per Share
                         Earnings

(27)                     Financial Data Schedule