Form 10-Q
period 1996-04-30
OIL DRI CORPORATION OF AMERICA
filed 1996-06-14
CIK 74046

CONFORMED COPY








                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

    For the Quarter Ended April 30, 1996 Commission File Number 0-8675

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

Common Stock - 5,162,518 Shares (Including 437,396 Treasury Shares) Class B Stock - 2,071,000 Shares

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
               Consolidated Statement of Financial Position
                                  ASSETS


                                            April 30             July 31
                                          (Unaudited)
                                       1996         1995          1995
CURRENT ASSETS
Cash and Cash Equivalents          $ 9,282,154  $ 7,245,120   $ 8,829,667
Investment Securities, at Cost       1,533,000    1,602,028     2,332,665
Accounts Receivable                 21,043,936   22,686,856    21,529,168
Less Allowance for Doubtful
Accounts                              (345,680)    (603,482)     (180,602)
Inventories                         12,155,467   10,551,549    10,917,099
Prepaid Expenses and Taxes           5,888,091    6,642,597     5,317,169
             Total Current Assets   49,556,968   48,124,668    48,745,166


PROPERTY, PLANT AND EQUIPMENT - AT COST
Cost                               110,781,206  105,551,718   106,957,911
Less Accumulated Depreciation and
  Amortization                     (52,857,763) (45,543,896)  (47,498,516)
            Total Property, Plant
               and Equipment, Net   57,923,443   60,007,822    59,459,395


OTHER ASSETS
Excess of Investment in
Subsidiaries
  Over Fair Value of Assets (Net
    of                              4,205,466     4,337,514     4,304,286
  Accumulated Amortization)
Deferred Income Taxes                 494,731             -       484,324
Other                               4,586,871     3,755,190     3,994,512
                Total Other         9,287,068     8,092,704     8,783,122
                  Assets

TOTAL ASSETS                     $116,767,479   $116,225,194 $116,987,683

Certain amounts in prior periods have been restated to conform to the current period classifications.

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
               Consolidated Statement of Financial Position
                    LIABILITIES & STOCKHOLDERS' EQUITY

                                            April 30             July 31
                                          (Unaudited)
                                       1996         1995          1995
CURRENT LIABILITIES
Current Maturities of Notes        $  2,149,386 $    597,959  $  1,097,976
  Payable
Accounts Payable - Trade              3,808,468    4,265,711     4,710,251
Dividends Payable                       519,286      518,836       511,166
Accrued Expenses
   Trade Promotions and               4,126,550    3,924,834     4,272,740
     Advertising
   Salaries, Wages and                2,073,225    1,870,872     2,362,102
     Advertising
   Freight                              854,762      627,605       747,042
   Other                              3,192,072    2,568,512     1,969,571
        Total Current Liabilities    16,723,749   14,374,329    15,670,848

NONCURRENT LIABILITIES
Notes Payable                        19,024,000   20,925,659    20,422,265
Deferred Income Taxes                         -      325,406             -
Deferred Compensation                 1,986,850    1,722,484     1,778,075
Other                                 1,319,767    1,131,633       778,112
             Total Noncurrent
               Liabilities           22,330,617   24,105,182    22,978,452

             Total Liabilities       39,054,366   38,479,511    38,649,300

STOCKHOLDERS' EQUITY
Common Stock                            723,352      723,352       723,352
Paid-In Capital in Excess of Par      7,657,394    7,657,394     7,657,394
  Value
Retained Earnings                    77,064,223   75,449,203    76,033,462
Cumulative Translation Adjustment  (  1,044,580)    (996,222)     (987,781)
                                     84,400,389   82,833,727    83,426,427
Less Treasury Stock, At Cost       ( 6,687,276)   (5,088,044)   (5,088,044)
             Total Stockholders'
               Equity               77,713,113    77,745,683    78,338,383

TOTAL LIABILITIES & STOCKHOLDERS'  $116,767,479 $116,225,194  $116,987,683
 EQUITY


Certain amounts in prior periods have been restated to conform to the current period classifications.

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
          Consolidated Statement of Income and Retained Earnings
                        Nine Months Ended April 30



                                             1996        1995
                                          (Unaudited) (Unaudited)

Net Sales                                 $117,532,387 $116,361,064
Cost Of Sales                               82,398,383   81,371,973
Gross Profit                                35,134,004   34,989,091
Selling, General And Administrative         30,803,160   24,281,958
Expenses
Operating Income                             4,330,844   10,707,133

OTHER INCOME (EXPENSE)
  Interest Expense                        (  1,444,322)  (1,457,217)
  Interest Income                              429,950      286,137
  Foreign Exchange Gain (Loss)            (      4,231)       4,514)
  Other, Net                                   289,345     (168,325)
                                          (    729,258)  (1,343,919)

Income Before Income Taxes                   3,601,586    9,363,214
Income Taxes                                 1,041,590    2,430,985
Net Income                                   2,559,996    6,932,229

RETAINED EARNINGS
  Balance at Beginning of Year              76,033,462   70,077,278
  Less Cash Dividends Declared               1,529,235   (1,560,304)

Retained Earnings - April 30               $77,064,223  $75,449,203
Average Shares Outstanding                   6,818,940    6,947,709
Net Income Per Share                             $0.38        $1.00



Certain amounts in prior periods have been restated to conform to the current period classifications.

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
          Consolidated Statement of Income and Retained Earnings
                        Three Months Ended April 30



                                             1996        1995
                                          (Unaudited) (Unaudited)

Net Sales                                 $36,427,141 $37,178,378
Cost Of Sales                              25,274,538  26,750,874
Gross Profit                               11,152,603  10,427,504
Selling, General And Administrative         9,957,996   7,857,049
  Expenses
Operating Income                            1,194,607   2,570,455

OTHER INCOME (EXPENSE)
  Interest Expense                          (473,794)   (472,309)
  Interest Income                            155,817     118,797
  Foreign Exchange Gain (Loss)               ( 3,361)      6,735
  Other, Net                                 101,621     (99,417)
                                            (219,717)    (446,194)

Income Before Income Taxes                   974,890    2,124,261
Income Taxes                                 304,968      584,254
Net Income                                $  669,922  $ 1,540,007
Average Shares Outstanding                 6,803,484    6,928,923
Net Income Per Share                      $     0.10  $      0.22


Certain amounts in prior periods have been restated to conform to the current period classifications.

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                   Consolidated Statement of Cash Flows
                    For the Nine Months Ended April 30

                                             1996        1995
                                           Unaudited   Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                $2,559,996  $6,932,229

Adjustments to Reconcile Net Income to
Net Cash
  Provided by Operating Activities:
  Depreciation and Amortization           5,982,566   5,796,844
  Provision for bad debts                 156,752     38,843
  (Increase) Decrease in:
     Accounts Receivable                  475,912     (2,397,324)
     Inventories                          (1,261,217) (668,089)
     Prepaid Expenses and Taxes           (  594,242) (1,577,657)
     Other Assets                         (  656,549) (475,768)
  Increase (Decrease) in:
     Accounts Payable                     (  785,376) 212,120
     Accrued Expenses                     802,116     15,262
     Deferred Compensation                208,775     (39,334)
     Other                                541,655     273,706
         Total Adjustments                4,870,392   1,178,603

         Net Cash Provided by Operating
           Activities                      7,430,388   8,110,832

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital Expenditures                    (4,394,927) (5,464,611)
  Purchases of Investment Securities      (  106,000) (2,781,036)
  Dispositions of Investment Securities   907,270     4,534,553
  Other                                   111,947     19,698
   Net Cash Used in Investing Activities  (3,481,710) (3,691,396)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal Payments on Long-Term Debt    (  346,855) (1,241,104)
  Dividends Paid                          (1,528,785) (1,496,951)
  Foreign Currency Translation            (   21,319) (5,101)
    Adjustment
  Purchases of Treasury Stock             (1,599,232) (825,475)
   Net Cash Used In Financing Activities  (3,496,191) (3,568,631)

Net Increase in Cash and Cash             452,487     850,805
  Equivalents
Cash and Cash Equivalents, Beginning of   8,829,667   6,394,315
  Year
Cash and Cash Equivalents, April 30       $9,282,154  $7,245,120

Certain amounts in prior periods have been restated to conform to the current period classifications.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 1996 COMPARED TO NINE
MONTHS ENDED APRIL 30, 1995

RESULTS OF OPERATIONS

Consolidated net sales for the nine months ended April 30, 1996 were $117,532,000 an increase of 1.0% over net sales of $116,361,000 in the first nine months of fiscal 1995. Net income for the first nine months of fiscal 1996 was $2,560,000 or $0.38 per share, a decrease of 63.1% from $6,932,000 or $1.00 per share earned in the nine months ended April 30, 1995.

Net sales of industrial and environmental sorbents decreased $1,045,000 or 7.4% from prior year's levels. Net sales of industrial clay sorbents decreased by $274,000 or 2.7% while sales of non-clay sorbents decreased $771,000 or 19.2% from the same period last year. The decline in non-clay sorbent sales is primarily the result of refocused sales and marketing efforts towards selected higher margin customers. Net sales of cat box absorbents increased $550,000 or 0.9% from the same period last year. This growth is the result of new product introductions and expanded distribution of existing coarse litter products in the grocery industry which were partially offset by lower sales to non-grocery higher margin customers. In particular, net sales to Sam's Club declined $5 million during the nine month period due to the introduction of a private label scoopable litter that replaced the Company's branded scoopable product in a substantial number of Sam's stores. Sam's continues to sell other Company branded products. Net sales of agricultural products increased $1,836,000 or 12.7% from the same period last fiscal year due to increased demand for crop protection products, fueled by expectations of increased planting activity in the next year. Sales of specialty absorbents, primarily fluid filtration and purification products decreased $310,000 or 3.2% from fiscal 1995 due primarily to competitive pressures and continued sluggish demand in certain of the Company's markets. Sales by the Company's transportation subsidiary increased $738,000 or 11.7% due to increased third party hauling.

Consolidated gross profit as a percentage of net sales for the nine months ended April 30, 1996 decreased to 29.9% from 30.1% in the first nine months of fiscal 1995. Factors that contributed to this decline included changes in sales mix towards lower margin products, particularly in the consumer non-grocery segment and increased costs of packaging materials and transportation which, due to competitive pressures, have not been fully recovered by price increases.

Operating expenses as a percentage of net sales increased to 26.2% in the nine months ended April 30, 1996 from 20.9% in the same period last year. This change reflects the additional costs of approximately $5.2 million for promotional and advertising programs associated with new product introductions. Also included in operating expenses is a charge of $921,000 reflecting the settlement of a patent infringement action in the second quarter of fiscal 1996. Interest expense decreased $13,000, while interest income increased $144,000 from fiscal 1995 due to higher invested balances.

The Company's effective tax rate was 28.9% of income in the first nine months of fiscal 1996 as compared to 26.0% in the same period last year. This change is a result of two factors: lower domestic income subject to depletion allowances and a greater percentage of total income earned in higher tax foreign jurisdictions.

Total assets of the Company decreased $220,000 from fiscal year end balances. Current assets increased $812,000 from year end due to higher inventory balances. Property, plant and equipment, net of accumulated depreciation, decreased $1,536,000 due to lower capital expenditures relative to depreciation expense.

Total liabilities increased $405,000 in the nine months ended April 30, 1996. Current liabilities increased $1,053,000 while non-current liabilities decreased $648,000 from July 31, 1995.

EXPECTATIONS

The Company anticipates sales for the remainder of the fiscal year will be flat. Sales of branded cat box absorbent products are expected to increase as new product introductions gain incremental distribution. However, this sales growth is expected to be offset by lower sales to Sam's Club. As a result, the Company expects that earnings will be lower in the fourth quarter of fiscal 1996 as compared to the same period of last year. Investment in the Company's consumer product launch is in line with original budgets and the Company expects the profitability of these products to significantly impact earnings as spending on advertising and promotion returns to more normal levels in fiscal 1997. In addition, Sam's Club has reintroduced certain of the Company's branded products in its stores for evaluation. High crop prices and strong export demand indicate that the market for the Company's agricultural products will remain strong in the foreseeable future. In fluids purification, the new manufacturing facility and process, which will provide higher performance products, will come on line in May, 1996 and the Company's new line of Perform products is expected to compete more effectively in the market. The outlook for this division in the fourth quarter of fiscal 1996 is encouraging. The Company is going through an intensive review of its entire cost structure, with a goal of significantly reducing costs. It also plans selective price increases.

The foregoing statements under the heading "EXPECTATIONS" are "forward-looking statements" within the meaning of that term in the Securities Exchange Act of 1934, as amended. Actual results may be lower than those reflected in these forward-looking statements, due primarily to: continued vigorous competition in the grocery and, particularly, in Sam's Club and the mass merchandising markets, the level of success of new products, and the cost of new product introductions and promotions in the consumer market. The forward-looking statements also involve the risk of changes in market conditions in the overall economy and, for the agricultural division, in planting activity and overall agriculture and demand, including export demand.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio decreased to 2.96 at April 30, 1996 from 3.11 at July 31, 1995. Working capital decreased 241,000 in the nine months ended April 30, 1996 to $32,833,000. Cash provided by operations continues to be the Company's primary source of funds to finance investing needs and financing activities. During the first nine months of the fiscal year, balances of cash, cash equivalents and other investments decreased $347,000. Cash provided by operating activities was used to fund capital expenditures of $4,395,000, to repurchase shares of the Company's common stock at a cost of $1,599,000, to pay dividends of $1,529,000 and to reduce debt by $347,000. Total cash and investment balances held by the Company's foreign subsidiaries at April 30, 1996 and 1995 were $2,361,000 and $2,898,000 respectively.

THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO
THREE MONTHS ENDED APRIL 30, 1995

Consolidated net sales for the three months ended April 30, 1996 were $36,427,000 a decrease of 2.0% from net sales of $37,178,000 in the same period last year. Net income for the quarter ended April 30, 1996 was $670,000 or $0.10 per share, a decrease of 56.5% from net income of $1,540,000 or $0.22 per share reported in the quarter ended April 30, 1995.

Net sales of industrial environmental sorbents decreased $708,000, or 14.2% from prior year levels. Net sales of industrial clay absorbents decreased $502,000 or 13.5%, while net sales of nonclay sorbents decreased $206,000 or 16.3% reflecting refocused sales and marketing efforts towards selected higher margin customers. Net sales of cat box absorbents decreased $539,000 or 2.9% from fiscal 1995 third quarter results. Increased net sales to grocery customers were offset by a decrease in net sales to non-grocery customers. In particular, net sales to Sam's Club declined $3 million during the quarter due to the introduction of a private label scoopable litter that replaced the Company's branded scoopable product in a substantial number of Sam's locations. Sam's continues to sell other Company branded products. Net sales of agricultural absorbents increased $863,000 or 17.4% from fiscal 1995 primarily due to increased demand for crop protection products, fueled by expectations of increased planting activity in the next year. Net sales of fluid filtration and purification products decreased $151,000 from prior year levels due to competitive pressures and continued sluggish demand in certain of the Company's markets. Net sales of transportation services increased $85,000 in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995.

Consolidated gross profit for the three months ended April 30, 1996 increased to 30.6% of net sales as compared to 28.0% in the third quarter of fiscal 1995. Selling, General and Administrative Expenses increased to 27.3% of net sales as compared to 21.1% of net sales in the third quarter of fiscal 1995 primarily due to higher advertising and promotion expenditures for new product introductions in the consumer market.

Interest expense for the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 was unchanged. Interest income increased $37,000 in the same period as a result of larger invested balances.

The Company's effective tax rate in the third quarter of fiscal 1996 was 31.3% of income as compared to 27.5% in the same period last year.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries for the nine months ended April 30, 1996 were $9,026,000, constituting 7.7% of sales. This represents a decrease of $238,000 or 2.6%, from the first nine months of fiscal 1995, in which foreign subsidiary sales were $9,264,000 and constituted 8.0% of sales. This decrease is primarily due to lower sales in The United Kingdom. Net income of the Company's foreign subsidiaries for the nine months ended April 30, 1996 was $330,000, compared with $358,000 in the nine months of fiscal 1995. Identifiable assets of the Company's foreign subsidiaries as of April 30, 1996 were $9,272,000, a decrease of $136,000 from $9,408,000 as of April 30, 1995.

The Company's net sales by its foreign subsidiaries for the three months ended April 30, 1996 were $2,812,000, constituting 7.7% of sales. This represents a decrease of $110,000 or 3.8% from the third quarter of fiscal 1995 in which foreign subsidiary sales were $2,922,000 and constituted 7.9% of sales. This decrease is primarily due to lower sales in The United Kingdom. Net income of the Company's foreign subsidiaries for the three months ended April 30, 1996 was $55,000 compared with $137,000 in the third quarter of fiscal 1995.

Part II - Other Information


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


  OIL-DRI CORPORATION OF AMERICA
    (Registrant)



  BY /s/Daniel S. Jaffee
     Daniel S. Jaffee
     President and Chief Operating Officer


  BY /s/Michael L. Goldberg
     Michael L. Goldberg
     Vice President, Chief Financial Officer
     (Principal Financial Officer)


  Dated:   June 11, 1996