Form 10-K
period 1996-07-31
OIL DRI CORPORATION OF AMERICA
filed 1996-10-24
CIK 74046

CONFORMED COPY





                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

    For the fiscal year ended July 31, 1996 Commission File No. 0-8675

                      OIL-DRI CORPORATION OF AMERICA
          (Exact name of registrant as specified in its Charter)

                       Delaware                        36-2048898
              (State or other jurisdiction of   (I.R.S. Employer identifi-
                incorporation or organization)   cation no.)

                  410 North Michigan Avenue
                       Chicago, Illinois                   60611
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

                                   None
                             (Title of Class)

Number of Shares of each class of Registrant's common stock outstanding as of September 30, 1996:

     Common Stock - 5,193,150 shares (including 527,067 treasury shares) Class B Stock - 2,042,368 shares
     Class A Common Stock - 0 shares

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes   X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Registrant's Common Stock owned by non-affiliates - $61,035,945 (based on the closing price on September 30, 1996).

                   DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference:

    1. Registrants Proxy Statement for its 1996 Annual Meeting of Stockholders (Proxy Statement), which will be filed with the Securities and Exchange Commission not later than November 28, 1996 (120 days after the end of Registrants fiscal year ended July 31, 1996), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

    2. The following portions of Registrant's 1996 Annual Report to Stockholders ("Annual Report"), which is an exhibit to this Annual Report on Form 10-K, are incorporated into Parts I, II and IV of this Annual Report on Form 10-K, as indicated herein (page numbers refer to the Annual Report):

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

         g)   Consolidated Statements of Cash Flows on page 22.

         h)   Notes to Consolidated Financial Statements on pages
              23 to 33.

         i)   Independent Auditor's Report on page 34.

         j)   Selected Quarterly Financial Data on page 33.

                                  PART I

Item 1. BUSINESS

Oil-Dri Corporation of America was incorporated in 1969 in Delaware as the successor to an Illinois corporation incorporated in 1946 which was the successor to a partnership which commenced business in 1941. Except as otherwise indicated herein or as the context otherwise requires, references herein to "Registrant" or to Company are to Oil-Dri Corporation of America and its subsidiaries. The Registrant is a leader in developing, manufacturing and marketing sorbent products and related services for the consumer, industrial, environmental, agricultural and fluids purification markets. The Registrant's products are principally produced from clay minerals and, to a lesser extent, other sorbent materials. Consumer products, consisting primarily of cat litter, are sold through the grocery products industry, mass merchandising, warehouse clubs, and pet specialty retail outlets. Industrial and environmental products, consisting primarily of oil, grease and water sorbents (both clay and nonclay), are sold to distributors of industrial cleanup and automotive products, environmental service companies, and retail outlets. Agricultural products, which include carriers for crop protection chemicals and fertilizers, drying agents, soil conditioners, pellet binders for animal feeds and flowability aids, are sold to manufacturers of agricultural chemicals and distributors of other agricultural products. Fluids purification products, consisting primarily of bleaching, filtration and clarification clays, are sold to processors and refiners of edible and petroleum-based oils.

The Registrant's sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of Oil-Dri's absorbent products are CAT'S PRIDE Premium Cat
Litter and other cat litters, OIL-DRI ALL PURPOSE mineral floor absorbent and AGSORB granular agricultural chemical carriers.

Adsorbent products attract liquids, impurities, metals and surfactants to themselves and form low level chemical bonds. The Registrant's adsorbents are used for cleanup and filtration mediums. The Registrant's adsorbent products include OIL-DRI LITE Sorbents for industrial and environmental cleanup, PURE-FLO, PURE-FLO SUPREME, PERFORM and SELECT Bleaching Clays for edible oils, fats and tallows, and ULTRA-CLEAR Clarification Aids for petroleum based oils and by-products.

The Registrant has pursued a strategy of developing value-added and branded products for consumer, industrial and environmental, agricultural and fluids purification uses, where the Registrant's marketing and research and development capabilities can play important roles. The Registrant's products are sold through its specialized divisional sales staffs supported by technical service representatives and through a network of industrial distributors and food brokers. The Registrant maintains its own research and development facility and staff. The Registrant's transportation subsidiary ships Oil-Dri products and the products of its customers and other third parties.

Certain financial information about Registrant's foreign and domestic operations is contained in Note 2 of Notes to Consolidated Financial Statements on page 25 of the Annual Report and is incorporated herein by reference.

Consumer Products

The Registrant's cat litter products, in both coarse granular and fine granular clumping (scoopable) forms, are sold under the Registrant's CAT'S PRIDE and LASTING PRIDE brand names, FRESH STEP and CONTROL brands manufactured for The Clorox Company and private label cat litters manufactured for mass merchandisers, wholesale clubs, drug chains, pet superstores and retail grocery stores. These products are sold through independent food brokers and the Registrant's representatives to major grocery outlets such as Albertsons, Fleming Foods, Publix, Winn Dixie, and others. LASTING PRIDE is principally sold to mass merchandisers such as Wal-Mart and K-Mart.

During fiscal year 1996, the Registrant introduced CAT'S PRIDE Kat Kit, a disposable cat litter tray. Made with 100% recycled plastic and filled with the Registrant's CAT'S PRIDE Premium cat litter, the tray is designed as a touchless system for cat box care.

The Registrant and The Clorox Company have long-term arrangements under which they developed FRESH STEP and CONTROL premium-priced cat litter products. FRESH STEP and CONTROL brands, which are owned, trademarked and marketed by The Clorox Company, both utilize the Registrant's special low density, highly absorbent clay mineral. FRESH STEP contains microencapsulated odor controllers which are activated by the cat. The Registrant has a long-term exclusive right to supply The Clorox Company's requirements for FRESH STEP and CONTROL up to certain levels. According to independently published supermarket industry reports, FRESH STEP was the largest dollar grossing branded cat litter sold through grocery chains in the United States during the year ended July 14, 1996.

Traditional coarse granular clay litters once represented approximately 98% of the market. Beginning in 1990, the cat litter market changed and traditional course litters are now complemented by new, fine granule clumping (scoopable) products. These clumping products have the characteristic of binding together and expanding when moisture is introduced. The Registrant's clumping cat litter is based on naturally occurring organic ingredients which are biodegradable. On an industry-wide basis, clumping cat litters have assumed market shares in excess of 42% of retail dollar sales volume in the grocery industry and 56% of retail dollar sales volume in the mass merchandiser industry in the 52 week period ended July 14, 1996, compared with 39% and 49%, respectively, in a similar period last year.

Industrial and Environmental Products

Products for industrial applications include the Registrant's oil, grease, and water sorbents, which are cost effective floor maintenance products that provide a nonslip and nonflammable surface for workers. These products are sold through a wide range of distribution channels and have achieved a high level of brand name recognition. The Registrant distributes clay-based sorbents sold in granular form and in other configurations such as pillows and socks. The Registrant also distributes non-clay sorbents including its OIL-DRI Industrial Pad and OIL-DRI Industrial Rug, which are made of needle-punched polypropylene.

The Registrant added polypropylene products to its industrial sorbents product line and also entered the marine oil spill response market through its acquisition of Industrial Environmental Products, Inc. ("IEP") in April, 1990. IEP was a distributor and marketer of these products, primarily in the southeast United States. The Registrant purchases the majority of these polypropylene materials from several unaffiliated suppliers. The Registrant has acquired equipment affording it the capability to cut polypropylene products, acquired in bulk form, to customer specifications and to fill a variety of configurations. The polypropylene products will collect up to approximately 15 times their own weight in liquids and offer the added benefit of incinerability and recyclability in accordance with environmentally permissible methods. OIL-DRI Sorbent Booms and OIL-DRI Sorbent Pads, which are made from meltblown polypropylene, will selectively remove oil from the surface of any body of water. They can be used for emergency spill response or for cleaning and maintenance. The Registrant's needle-punched polypropylene products will adsorb oil and aqueous liquids from industrial floors and surfaces.

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

Agrisorbents Product Group

The Registrant produces and markets a wide range of granular and powdered mineral absorbent products that are used with crop protection chemicals, animal feed, fertilizers and other horticultural applications. Products include AGSORB agricultural chemical carriers and drying agents; FLO-FRE, a highly absorbent microgranule flowability aid; PEL-UNITE and CONDITIONADE, pelleting aids, used in the manufacture of animal feeds, and TERRA GREEN Soil Conditioner.

The AGSORB Carriers are used as mediums of distribution for crop protection chemicals, including herbicides, fungicides, insecticides, and fertilizers. AGSORB customized carriers are designed to reduce dust and to increase accuracy of application. The Registrant's AGSORB Drying Agent is used to prevent clogging in specialized farm machinery and enables farmers to evenly apply granular fertilizers and liquid pesticides to their fields in one application. The Registrant has also developed AGSORB as a blending agent for fertilizers and chemicals used in the lawn and garden market.

Agricultural products are marketed in the United States by technical salesmen employed by the Company who sell to crop protection chemical manufacturers, feed producers and agricultural product distributors. The Registrant's principal customers for these products include the agricultural groups of Monsanto, DowElanco and Zeneca.

Fluids Purification Products Group

Fluids purification products include PURE-FLO Bleaching Clays,
ULTRA-CLEAR clarification aids, and PURE-FLO Supreme. These products are supported by a team of technical sales and support representatives employed by the Company and the services of the Registrant's research and development group. The products are marketed in the United States and international markets.

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

Two new products introduced during the fiscal year, PERFORM and SELECT, offer performance advances to refiners. The Perform products are the next generation of bleaching clays, providing increased activity for hard-to-bleach oils. The SELECT line of products is used earlier in the process stream to remove a variety of impurities from edible oils. SELECT can also be used to replace the water wash step in the caustic refining of edible oils.

Transportation Services

Oil-Dri Transportation Company leases or contracts for 104 tractors, 277 trailers, 210 covered rail hopper cars and other special use equipment for the delivery of the Registrant's products in package and bulk form. Through this subsidiary, the Registrant is better able to control freight costs, maintain delivery schedules and assure equipment availability. Oil-Dri Transportation Company primarily performs transportation services for the Registrant on outbound movements from the Registrant's production plants. Oil-Dri Transportation Company also generates revenue from transporting third parties' products on return trips.

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

Backlog; Seasonality

At July 31, 1996 and 1995, Registrant's backlog of orders was approximately $3,150,000 and $2,765,000 respectively. The Registrant does not consider its clay sorbent business, taken as a whole, to be seasonal to any material extent. However, certain business activities of certain customers of the Registrant (such as agricultural) are subject to such factors as crop acreage planted and product formulation cycles.

Customers

Sales to Wal-Mart Stores, Inc. and its affiliate Sam's Club accounted for approximately 26% of the Registrant's net sales for the fiscal year ended July 31, 1996. Sales to The Clorox Company accounted for approximately 8% of the Registrant's net sales for the fiscal year ended July 31, 1996. Clorox and the Registrant are parties to a long term supply contract. The loss of any other of Registrant's customers would not have a materially adverse effect on the Registrant.

Competition

Registrant has approximately seven principal competitors in the United States, some of which have substantially greater financial resources than the Company, which compete with the Registrant in certain markets and with respect to certain products. Price, service and technical support, product quality and delivery are the principal methods of competition in Registrant's markets and competition has historically been very vigorous. The Registrant believes that it can compete favorably in all of its present markets.

Reserves

Registrant mines sorbent materials, consisting of either montmorillonite, attapulgite or diatomaceous earth on leased or owned land near its mills in Mississippi, Georgia and Oregon, and on leased and owned land in Florida (see "Item 2- Properties" below). The Registrant estimates that its proven recoverable reserves of these sorbent materials aggregate approximately 239,324,000 tons. Based on its rate of consumption during the 1996 fiscal year, Registrant considers its proven recoverable reserves adequate to supply Registrant's needs for approximately 45 years. It is the Registrant's policy to attempt to add to reserves each year an amount at least equal to the amount of reserves consumed in that year. Registrant has a program of exploration for additional reserves and, although reserves have increased, Registrant cannot assure that such reserves will continue to increase. The Registrant's use of these reserves will be subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. Also, requirements for environmental compliance may restrict exploration or use of lands that might otherwise be utilized as a source of reserves. During the fiscal year ended July 31, 1996, the Registrant utilized these reserves to produce substantially all of the sorbent minerals that it sold.

In April 1991, the Registrant acquired mineral reserves on approximately 598 acres in Washoe County, Nevada. The Registrant estimates that there are 23 million tons of proven reserves of sorbent materials on this acreage. Mining these reserves requires the approval of federal, state and local agencies, which approvals the Registrant is in the process of seeking. In the future, the Registrant hopes to develop facilities so as to use these reserves as a source of supply for its West Coast customers. However, there can be no assurance that this will be accomplished.

Mining Operations

The Registrant has conducted mining operations in Ripley, Mississippi since 1963; in Ochlocknee, Georgia since 1971; in Christmas Valley, Oregon since 1979; and in Blue Mountain, Mississippi since 1989.

The Registrant's raw materials are open pit mined on a year round basis, generally using large earth moving scrapers and bulldozers to remove overburden, and then loaded into dump trucks with backhoe or dragline equipment for movement to the processing facilities. The mining and hauling of the Registrant's clay is performed by the Registrant and by independent contractors.

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

The following schedule summarizes, for each of the Registrant's manufacturing facilities the net book value of land and other plant and equipment.

                                            PLANT AND
                            LAND            EQUIPMENT
Ochlocknee, Georgia         $1,784,543      $20,165,338
Ripley, Mississippi         $1,167,211      $14,764,925
Blue Mountain, Mississippi  $  915,523      $ 8,277,627
Christmas Valley, Oregon    $   68,044      $   607,393

Employees

As of July 31, 1996, the Registrant employed 670 persons, 55 of whom were employed by the Registrant's foreign subsidiaries. The Registrant's corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 29 of the Registrant's employees in the U.S. and approximately 13 of the Registrant's employees in Canada are represented by labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered satisfactory.

Environmental Compliance

The Registrant's mining and manufacturing operations and facilities in Georgia, Mississippi and Oregon are required to comply with state strip mining statutes and various federal, state and local statutes, regulations and ordinances which govern the discharge of materials, water and waste into the environment and restrict mining on "wetlands" or otherwise regulate the Registrant's operations. In recent years, environmental regulation has grown increasingly stringent, a trend which the Registrant expects will continue. The Registrant endeavors to stay in substantial compliance with applicable environmental controls and regulations and to work with regulators to correct any deficiency. As a result, expenditures relating to environmental compliance have increased over the years, however, in recent years expenditures have not been material. The Registrant continues, and will continue, to incur costs in connection with reclaiming exhausted mining sites. The costs of reclamation have not had a material effect on its mining costs. These costs are treated as part of the Registrant's mining expense.

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

Research and Development

At the Registrant's research facility, the research and development staff develops new products and applications and improves existing products. The staff and various consultants consist of geologists, mineralogists and chemists. In the past several years, the Registrant's research efforts have resulted in a number of new sorbent products and processes including PURE-FLO Supreme, PURE-FLO FP80, PERFORM, SELECT CAT'S PRIDE Scoopable and LASTING PRIDE. The technical center produces prototype samples and tests new products for customer trial and evaluation.

Registrant spent approximately $2,026,000, $1,826,000 and $1,875,000 during its fiscal years ended July 31, 1996, 1995 and 1994, respectively, for research and development. None of such research and development was customer sponsored, and all research and development costs are expensed in the year in which incurred.

Other

The Registrant holds approximately a 13% equity interest in Kamterter, Inc., a research and development company located in Lincoln, Nebraska. Kamterter applies biotechnology in the agricultural field and utilizes the Registrant's clay products in a development-stage process to prime seeds. At July 31, 1996, the Registrant's investment, at cost, in Kamterter was approximately $752,000. Although Kamterter has a substantial negative net worth, during the year ended February 29, 1996, and in recent interim periods, Kamterter began to generate operating profits. While the Registrant believes that Kamterters prospects have improved, Kamterter's future financial condition and results of operations cannot be predicted.

Item 2.  PROPERTIES

Registrant's properties are generally described below:

                     LAND HOLDINGS & MINERAL RESERVES
                 LAND      LAND               PROVEN   PROBABLE
                OWNED     LEASED    TOTAL    RESERVES  RESERVES   TOTAL
               (acres)   (acres)   (acres)    (000's    (000's    (000's
                                             of tons)  of tons)  of tons)
Geogia         1,484      1,804     3,288     44,305     8,436    52,741
Mississippi    2,134      1,423     3,557    130,358   116,673   247,031
Oregon         1,260      1,580     2,840     36,833     5,802    42,635
Florida          537        446       983      4,512     1,092     5,604
Nevada           598          -       598     23,316     2,976    26,292
Illinois           4          -         4          -         -         -
               6,017      5,253    11,270    239,324   134,979   374,303

See Item 1.  Business-Reserves

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

The Registrant operates mills at Ripley, Mississippi, Ochlocknee, Georgia, Christmas Valley, Oregon, and Blue Mountain, Mississippi; production and packaging plants at Laval, Quebec, Canada and Wisbech, United Kingdom. Registrant's facilities at Ripley, Mississippi; Ochlocknee, Georgia; Christmas Valley, Oregon; Laval, Quebec, Canada and Wisbech, United Kingdom are wholly owned by Registrant and Registrant's mill at Blue Mountain, Mississippi is owned in-part by Registrant, with the balance leased as herein after described. Registrant is a party to leases that relate to certain plant acquisition and expansion projects at the Registrant's mill at Blue Mountain, Mississippi. The Blue Mountain, Mississippi lease was entered into with The Town of Blue Mountain, Mississippi in 1988 in connection with the issuance by the Town of $7,500,000 in aggregate principal amount of industrial revenue bonds, ($5,000,000 of which has been subsequently retired), full payment of which is guaranteed by the Registrant. Upon expiration of the leases in 2008, a subsidiary of the Registrant has the right to purchase the leased property for $100 upon full payment of the bonds. The land on which the mill at Wisbech, United Kingdom is located is leased pursuant to a long-term lease arrangement with the Port Authority of Wisbech which expires in 2032.

All of Registrant's domestic mills, whether owned or leased, consist of related steel frame, sheet steel covered or brick buildings of various heights, with concrete floors and storage tanks. The buildings occupy approximately 208,000 square feet at Ripley, Mississippi, 247,000 square feet at Ochlocknee, Georgia, 18,000 square feet at Christmas Valley, Oregon and 140,000 square feet at Blue Mountain, Mississippi. Registrant maintains railroad siding facilities near the Ripley, Mississippi; Ochlocknee, Georgia and Blue Mountain, Mississippi mills. Equipment at all mills is in good condition, well maintained and adequate for current processing levels.

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

Item 401(b) OF REGULATION S-K.  EXECUTIVE OFFICERS OF REGISTRANT

The following table gives certain information with respect to the Executive Officers of the Registrant.


                         Principal Occupation
    Name (5)             For Last Five Years              Age

Richard M.          Chief Executive Officer and           60
Jaffee              Chairman of the Board of the
                    Registrant; President from 1960
                    to June, 1995.

Daniel S. Jaffee    President and Chief Operating         32
(2)                 Officer of the Registrant since
                    June, 1995; Chief Executive
                    Officer of Favorite Products
                    Company, Ltd., a subsidiary of
                    the Registrant since 1990; Chief
                    Financial Officer of the
                    Registant from 1990 to 1995;
                    Group Vice President, Consumer
                    Products of the Registrant from
                    1994 to 1995; Group Vice
                    President Canadian Operations and
                    Consumer Products - Grocery from
                    1992 until June, 1994; Group Vice
                    President, Domestic and Canadian
                    Operations from December, 1990
                    until August, 1992.

Joseph C. Miller    Vice Chairman of The Board of the     54
                    Registrant; Senior Vice President
                    for Consumer, Industrial &
                    Environmental and Transportation
                    from 1993 to 1995; Group Vice
                    President for Sales, Marketing
                    and Distribution, from 1990 to
                    1993.

Louis T. Bland,     Secretary, Legal Counsel and          65
Jr. (3)             Director of Industrial Relations
                    of the Registrant. Assistant
                    Secretary and Legal Counsel and
                    Director of Industrial Relations
                    from 1991 to 1995.

Norman B.           Vice President, International         60
Gershon (3)         Operations of the Registrant;
                    Managing Director of Oil-Dri,
                    S.A., a subsidiary of the
                    Registrant.

Michael L.          Vice President & Chief Financial      46
Goldberg (3)        Officer of the Registrant since
                    May, 1996; Vice President &
                    Controller, Alberto-Culver USA,
                    Inc. from August 1991 until May,
                    1996.

Richard V.          Group Vice President, Technology,     57
Hardin (1)(3)       of the Registrant.

         The term of each executive officer expires at the 1996 Annual Meeting of the Stockholders and when his successor is elected and qualified.

     (1) Richard V. Hardin is Richard M. Jaffee's son-in-law.

     (2) Daniel S. Jaffee is Richard M. Jaffee's son.

     (3) Each person listed in this table is a director of the Registrant except for Richard V. Hardin, Michael L. Goldberg, Louis T. Bland and Norman B. Gershon.

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

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is (except for information in Part I, hereof, concerning executive officers) contained in the Registrant's Proxy Statement for its 1996 Annual Meeting of stockholders (Proxy Statement) under the caption Election of Directors and is incorporated herein by this reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is contained in the Registrant's Proxy Statement under the captions Executive Compensation, Compensation Committee Report on Executive Compensation, Compensation Committee Interlocks and Insider Participation and Performance Graph and is incorporated herein by this reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is contained in the Registrant's Proxy Statement under the caption General - Principal Stockholders and Election of Directors and is incorporated herein by this reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is contained in the Registrant's Proxy Statement under the caption Compensation Committee Interlocks and Insider Participation and is incorporated herein by this reference.

                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)(1) The following financial statements are contained on pages 18 to 33 of the Annual Report and are incorporated herein by this reference:

     Consolidated Statements of Financial Position as of July 31,
     1996 (audited) and July 31, 1995 (audited).

     Consolidated Statements of Income for the fiscal years ended
     July 31, 1996 (audited), July 31, 1995 (audited) and July 31,
     1994 (audited).

     Consolidated Statements of Stockholders' Equity for the fiscal years ended July 31, 1996 (audited), July 31, 1995 (audited) and July 31, 1994 (audited).

     Consolidated Statements of Cash Flows for the fiscal years ended July 31, 1996 (audited), July 31, 1995 (audited) and July 31, 1994 (audited).

     Notes to Consolidated Financial Statements.

     Independent Auditor's Report.

(a)(2) The following financial statement schedules are contained herein:

     Independent Auditor's Report on Schedules.

     Schedules to Financial Statements, as follows:

     Schedule VIII - Valuation and Qualifying Accounts, years ended July 31, 1996, 1995 and 1994.

(a)(3) The following documents are exhibits to this Report:

              (3)(a)1   Articles of Incorporation of
                        Registrant, as amended.

              (3)(b)2   By-Laws of Registrant, as amended of June 16,
                        1995.

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

              (10)(d)7  Description of 1987 Executive
                        Deferred Compensation Program.*

              (10)(e)8  Salary Continuation Agreement dated
                        August 1, l989 between Richard M. Jaffee and the Registrant.*

              (10)(f)9  1988 Stock Option Plan.

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

            (10) (j)13  The Oil-Dri Corporation of America
                        Deferred Compensation Plan adopted November
                        15, 1995 and related resolution.

              (10) (k)  Oil-Dri Corporation of America 1995
                        Long Term Incentive Plan.

              (10) (l)  $10,000,000 unsecured line of credit
                        agreement dated as of July 25, 1996 between Registrant and Harris Trust and Savings Bank.

                   (11) Statement re: computation of per share
                        earnings.

                   (13) 1996 Annual Report to Stockholders of
                        Registrant.

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

           (b) No reports on Form 8-K were filed by Registrant with the Commission during the last fiscal quarter of the fiscal year ended July 31, 1996.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OIL-DRI CORPORATION OF AMERICA
                                            (Registrant)


                                  By  /s/Richard M. Jaffee
                                     Richard M. Jaffee,
                                     Chief Executive Officer


     Dated:  October 18, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     /s/Richard M. Jaffee              October 18, 1996
     Richard M. Jaffee
     Chief Executive Officer
         Director


     /s/Daniel S. Jaffee               October 18, 1996
     Daniel S. Jaffee
     President and Chief Operating Officer
         Director


     /s/Michael L. Goldberg            October 18, 1996
     Michael L. Goldberg
     Vice President and Chief Financial
         Officer
     Principal Financial Officer


                                       October 18, 1996
     Robert D. Jaffee
         Director


     /s/Ronald B. Gordon               October 18, 1996
     Ronald B. Gordon
         Director


     /s/J. Steven Cole                 October 18, 1996
     J. Steven Cole
         Director

     /s/Joseph C. Miller               October 18, 1996
     Joseph C. Miller
         Director


     /s/Edgar D. Jannotta              October 18, 1996
     Edgar D. Jannotta
          Director


     /s/Paul J. Miller                 October 18, 1996
     Paul J. Miller
          Director


     /s/Haydn H. Murray                October 18, 1996
     Haydn H. Murray
          Director


     /s/Allan H. Selig                 October 18, 1996
     Allan H. Selig
          Director

                INDEPENDENT AUDITOR'S REPORT ON SCHEDULES



     Board of Directors
     Oil-Dri Corporation of America
     Chicago, Illinois




     In connection with our audit of the consolidated financial statements of OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES as of July 31, 1996 and 1995 and for each of the three years in the period ended July 31, 1996, which report thereon dated August 30, 1996 is incorporated by reference in this Annual Report on Form 10-K, we also examined the financial statement schedule listed in the accompanying index at Item 14(A)(2). In our opinion, this financial statement schedule presents fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.







      August 30, 1996

_______________________________
    1Incorporated by reference to Exhibit (3) to Registrant's
     Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.

    2Incorporated by reference to Exhibit (3)(b) to Registrant's
     Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

    3Incorporated by reference to Exhibit (4)(b) to Registrant's
     Annual Report on Form 10-K for the fiscal year ended July 31, 1982.

    4Incorporated by reference to Exhibit 10(f) to Registrant's
     Registration Statement on Form S-2 (Registration No. 2-97248) made effective on May 29, 1985.

    5Incorporated   by  reference  to  Exhibit   10(e)(2)   to
     Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

    6Incorporated by reference to Exhibt 10(e)(3) to Registrant's
     Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

    7Incorporated by reference to Exhibit 10(f) to Registrant's
     Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

    8Incorporated by reference to Exhibit 10(g) to Registrant's
     Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

    9Incorporated by reference to Exhibit 4(a) to Registrant's
     Registion Statement on Form S-8, filed June 30, 1989, Registration No.l 33-29650.

  10 Incorporated by reference to Exhibit 10(h) to Registrant's
     Annual Report on Form 10-K for the fiscal yer ended July 31, 1991.

  11 Incorporated by reference to Exhibit 10(i) to Registrant's
     Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

  12 Incorporated by reference to Exhibit 10i to Registrant's Annual
     Report on Form 10-K for the fiscal year ended July 31, 1994.

  13 Incorporated by reference to Exhibit 10(j) to Registrant's
     Annual Report on Form 10-K for the year ended July 31, 1995.