Form 10-Q
period 1996-10-31
OIL DRI CORPORATION OF AMERICA
filed 1996-12-13
CIK 74046

CONFORMED COPY






               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the Quarter Ended October 31, 1996 Commission File Number
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

Common Stock  - 5,193,150 Shares (Including 565,467 Treasury
Shares)
Class B Stock - 2,042,368 Shares

          OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
          Consolidated Statements of Financial Position
                             ASSETS

                                    October 31     July 31
                                   (Unaudited)
                                       1996         1996
CURRENT ASSETS

Cash and Cash Equivalents          $ 8,233,211  $10,113,544
Investment Securities, at Cost     1,905,000    1,594,000
Accounts Receivable                23,311,456   20,666,623
Allowance for Doubtful Accounts    (278,487)    (225,970)
Inventories                        11,064,621   11,737,068
Prepaid Expenses and Taxes         4,602,200    4,325,061
             Total Current Assets  48,838,001   48,210,326



PROPERTY, PLANT AND EQUIPMENT - AT COST

Cost                               114,437,608  112,943,046
Less Accumulated Depreciation and
  Amortization                      56,625,627   54,730,624
            Total Property, Plant
               and Equipment, Net   57,811,981   58,212,422


OTHER ASSETS

Goodwill(Net of Accumulated
  Amortization)                    4,139,511    4,172,526
Deferred Income Taxes              2,264,291    2,264,291
Other                              4,880,428    4,833,303
                Total Other        11,284,230   11,270,120
Assets
TOTAL ASSETS                       $117,934,212 $117,692,868

          OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
          Consolidated Statements of Financial Position
               LIABILITIES & STOCKHOLDERS' EQUITY


                                    October 31     July 31
                                   (Unaudited)
                                       1996         1996
CURRENT LIABILITIES
Current Maturities of Notes        $  1,626,762 $  1,626,762
Payable
Accounts Payable - Trade           5,078,266    5,338,787
Dividends Payable                  492,756      519,610
Accrued Expenses                   10,004,748   10,326,518
        Total Current Liabilities  17,202,532   17,811,677


NONCURRENT LIABILITIES
Notes Payable                      18,978,000   18,978,000
Deferred Compensation              2,297,943    2,253,313
Other                              1,541,724    1,420,382
     Total Noncurrent Liabilities  22,817,667   22,651,695

          Total Liabilities        40,020,199   40,463,372


STOCKHOLDERS' EQUITY
Common Stock                       723,552      723,552
Paid-In Capital in Excess of Par   7,664,006    7,660,600
Value
Retained Earnings                  78,823,061   77,385,514
Cumulative Translation Adjustment  (940,247)    (1,018,416)
                                   86,270,372   84,751,250
Less Treasury Stock, At Cost       8,356,359    7,521,754
          Total Stockholders'      77,914,013   77,229,496
Equity
TOTAL LIABILITIES & STOCKHOLDERS'  $117,934,212 $117,692,868
                           EQUITY

           OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
     Consolidated Statements of Income and Retained Earnings
                  Three Months Ended October 31

                                             1996        1995
                                          (Unaudited) (Unaudited)
Net Sales                                 $40,525,138 $39,307,934
Cost Of Sales                             28,233,253  27,648,886
Gross Profit                              12,291,885  11,659,048
Selling, General And Administrative
Expenses                                  9,210,274   9,312,281
Operating Income                          3,081,411   2,346,767

OTHER INCOME (EXPENSE)
  Interest Expense                        (467,195)   (490,161)
  Interest Income                         150,576     152,594
  Foreign Exchange Loss                   (304)       (3,593)
  Other, Net
                                          (63,478)    (54,426)
                                          (380,401)   (395,586)

Income Before Income Taxes                2,701,010   1,951,181
Income Taxes                              770,707     538,293
Net Income                                1,930,303   1,412,888

RETAINED EARNINGS
  Balance at Beginning of Year            77,385,514  76,033,462
  Less: Cash Dividends Declared           492,756     517,464

Retained Earnings - October 31            $78,823,061 $76,928,886
Average Shares Outstanding                $6,720,704  $6,840,079
Net Income Per Share                      $0.29       $0.21

          OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
              Consolidated Statements of Cash Flows
        For the Three Months Ended October 31 (Unaudited)

                                                          1996        1995
                                                        Unaudited   Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                             $1,930,303  $1,412,888

Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
  Depreciation and Amortization                        1,927,452   2,019,766
  Provision for bad debts                              75,000      28,735
  (Increase) Decrease in:
     Accounts Receivable                               (2,667,316) (2,468,662)
     Inventories                                       672,447     (1,016,138)
     Prepaid Expenses and Taxes                        (282,843)   71,742
     Other Assets                                      (48,058)    (91,996)
  Increase (Decrease) in:
     Accounts Payable                                  (970,394)   160,589
     Accrued Expenses                                  381,585     (104,528)
     Other                                             121,341     168,042
     Deferred Compensation                             44,630      76,235
       Total Adjustments                               (746,156)   (1,156,215)
          Net Cash Provided by Operating Activities    1,184,147   256,673

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital Expenditures                                 (1,503,092) (863,670)
  Purchases of Investment Securities                   (311,000)   -
  Dispositions of Investment Securities                -           914,428
  Other                                                21,583      -
          Net Cash Provided by (Used in) Investing     (1,792,509) 50,758
                                        Activities

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Short Term Borrowings                  -           257,380
  Dividends Paid                                       (511,469)   (519,286)
  Purchases of Treasury Stock                          (834,605)   (1,370,034)
  Other                                                74,103      (23,757)
          Net Cash Used In Financing Activities        (1,271,971) (1,655,697)

Net Decrease in Cash and Cash Equivalents              (1,880,333) (1,348,266)
Cash and Cash Equivalents, Beginning of Year           10,113,544  8,829,667
Cash and Cash Equivalents, October 31                  $ 8,233,211 $7,481,401

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THREE
MONTHS ENDED OCTOBER 31, 1995

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended October 31, 1996 were $40,525,000, an increase of $1,217,000, or 3.0%, over net sales of $39,308,000 in the first quarter of fiscal 1996. Net income for the three months ended October 31, 1996 was $1,930,000 or $0.29 per share, an increase of 36.6% from $1,413,000, or $0.21 per share, earned in the prior year's quarter.

Net sales of cat box absorbents increased $1,164,000 or 4.9% from fiscal 1996 first quarter results even though sales to Sam's Club were down approximately $2,000,000 in the current quarter compared to the same quarter of the prior fiscal year. The growth resulted from increased sales of branded and private label products in both the grocery and mass merchandiser markets. Net sales of agricultural and fluids purification products increased $1,349,000, or 17.2%, from the comparable period in fiscal 1996. The higher sales resulted from increased demand for AGSORB carriers as well as PURE-FLO Supreme and ULTRA-CLEAR fluids purification products. Net sales of industrial and environmental sorbents decreased $617,000, or 13.2%, from prior year first quarter levels. The decrease resulted from lower net sales of industrial clay absorbents ($459,000) and non-clay sorbents ($158,000). The lower sales are the result of increased competition in the industrial markets in which the Company participates and open positions in the sales force responsible for these products. Net sales of transportation services decreased $421,000 or 17.1% from the first quarter of fiscal 1996.

Consolidated gross profit as a percentage of net sales for the three months ended October 31, 1996 increased to 30.3% from 29.7% in the comparable period of fiscal 1996. Changes in sales mix and a Company-wide effort to reduce costs contributed to this increase.

Operating expenses as a percentage of net sales decreased to 22.7% in the first quarter of fiscal 1997 from 23.7% in the same quarter of fiscal 1996. This decrease is primarily due to lower advertising and promotion costs for the new consumer products introduced during the first quarter of last year.

Interest expense decreased $23,000 while interest income was flat.

The Company's effective tax rate was 28.5% of pre-tax income in the first quarter of 1997 as compared to 27.6% for the first quarter of fiscal 1996.

Total assets of the Company increased $241,000 during the first quarter of fiscal 1997. Current assets increased $628,000, or 1.3%, from fiscal 1996 year end balances primarily due to increased accounts receivable, partially offset by lower inventory and cash and cash equivalents levels. Property, plant and equipment, net of accumulated depreciation, decreased
$400,000 during the quarter.

Total liabilities in the three months ended October 31, 1996 decreased $443,000. Current liabilities decreased $609,000 or 3.4% from July 31, 1996 balances while noncurrent liabilities increased $166,000 or 0.7%.

EXPECTATIONS

The Company anticipates continued moderate sales growth for the remainder of fiscal 1997. Sales of branded cat box absorbents are expected to increase as new product introductions gain incremental distribution in the grocery and mass merchandiser markets. However, this overall sales growth is subject to continuing competition for shelf space in the grocery, mass merchandiser and club markets. The Company expects the profitability of these products to favorably impact earnings as spending on advertising and promotion returns to more normal levels throughout the remainder of fiscal 1997. Crop prices and export demand indicate that the market for the Company's agricultural products should remain strong in the foreseeable future.

The foregoing statements under this heading are "forward-looking statements" within the meaning of that term in the Securities Exchange Act of 1934, as amended. Actual results may be lower than those reflected in these forward-looking statements, due primarily to: continued vigorous competition in the grocery, mass merchandiser and club markets; the level of success of new products; and the cost of new product introductions and promotions in the consumer market. The forward-looking statements also involve the risk of changes in market conditions in the overall economy and, for the agricultural division, in planting activity and overall agricultural demand, including export demand.


LIQUIDITY AND CAPITAL RESOURCES

The current ratio increased to 2.8 at October 31, 1996 compared to 2.7 at July 31, 1996. Working capital increased $1,237,000 in the three months ended October 31, 1996 to $31,635,000. Cash provided by operations continues to be the Company's primary source of funds to finance operating needs and capital expenditures. During the quarter the balances of cash, cash equivalents and other investments declined $1,569,000 due to capital expenditures ($1,503,000), purchases of the Company's Common Stock ($835,000) and dividends paid ($511,000). Total cash and investment balances held by the Company's foreign subsidiaries at October 31, 1996 and 1995 were $2,885,000 and $2,348,000, respectively.


FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries for the three months ended October 31, 1996 were $3,001,000 or 7.4% of sales. This represents an increase of $93,000, or 3.2%, from the first quarter of fiscal 1996 in which foreign subsidiary sales were $2,908,000, also 7.4% of sales. Net income of the foreign subsidiaries for the first quarter of fiscal 1997 was $145,000 compared with $143,000 in the first quarter of fiscal 1996. Identifiable assets of the Company's foreign subsidiaries as of October 31, 1996 were $9,833,000 an increase of $658,000 from $9,175,000 as of October 31, 1995.

Part II - Other Information


Item 5.     (a)    Exhibits:  The following document is an
                   exhibit to this report.
                   Exhibit - 11 - Statement Re: Computation of Per Share
                   Earnings.

            (b) During the quarter for which this report is filed, no reports on Form 8-K were filed.

  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  OIL-DRI CORPORATION OF AMERICA
    (Registrant)


  BY /s/MICHAEL L. GOLDBERG
     Michael L. Goldberg
     Vice President, Chief Financial Officer


  BY /s/DANIEL S. JAFFEE
     Daniel S. Jaffee
     President and Chief Operating Officer



  Dated:   December 12, 1996