Form 10-Q
period 1996-12-31
OIL DRI CORPORATION OF AMERICA
filed 1997-03-13
CIK 74046

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

   For the Quarter Ended January 31, 1997 Commission File Number 0-8675

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

Common Stock - 5,193,150 Shares (Including 618,567 Treasury Shares) Class B Stock - 2,042,368 Shares

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
               Consolidated Statements of Financial Position
                                  ASSETS


                                    January 31     July 31
                                   (Unaudited)   (Unaudited)
                                       1997         1996
CURRENT ASSETS

Cash and Cash Equivalents          $ 7,815,625  $10,113,544
Investment Securities, at Cost     1,610,000    1,594,000
Accounts Receivable                24,366,103   20,666,623
Allowance for Doubtful Accounts    (375,820)    (225,970)
Inventories                        10,279,738   11,737,068
Prepaid Expenses and Taxes          5,416,923    4,325,061
             Total Current Assets  49,112,569   48,210,326


PROPERTY, PLANT AND EQUIPMENT - AT COST

Cost                               112,994,491  112,943,046
Less Accumulated Depreciation and  (56,248,350) (54,730,624)
  Amortization
            Total Property, Plant
               and Equipment, Net  56,746,141   58,212,422


OTHER ASSETS

Goodwill (Net of Accumulated
Amortization)                      4,106,496    4,172,526
Deferred Income Taxes              2,282,260    2,264,291
Other                               5,068,867    4,833,303
                Total Other        11,457,623   11,270,120
Assets

TOTAL ASSETS                       $117,316,333 $117,692,868


The accompanying notes are an integral part of the consolidated financial statements.

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
               Consolidated Statements of Financial Position
                    LIABILITIES & STOCKHOLDERS' EQUITY


                                    January 31     July 31
                                   (Unaudited)   (Unaudited)
                                       1997         1996
CURRENT LIABILITIES
Current Maturities of Notes        $ 1,926,000  $ 1,626,762
  Payable
Accounts Payable - Trade           4,277,758    5,338,787
Dividends Payable                  488,508      519,610
Accrued Expenses                   10,719,937   10,326,518
          Total Current            17,412,203   17,811,677
            Liabilities

NONCURRENT LIABILITIES
Notes Payable                      17,132,000   18,978,000
Deferred Compensation              2,359,317    2,253,313
Other                               1,636,150    1,420,382
          Total Noncurrent         21,127,467   22,651,695
            Liabilities

          Total Liabilities        38,539,670   40,463,372

STOCKHOLDERS' EQUITY
Common Stock                       723,551      723,552
Paid-In Capital in Excess of Par   7,667,412    7,660,600
  Value
Retained Earnings                  80,598,295   77,385,514
Cumulative Translation Adjustment    (938,733)  (1,018,416)
                                   88,050,525   84,751,250
Less Treasury Stock, At Cost        9,273,862    7,521,754
          Total Stockholders'      78,776,663   77,229,496
            Equity

TOTAL LIABILITIES & STOCKHOLDERS'  $117,316,333 $117,692,868
  EQUITY

The accompanying notes are an integral part of the consolidated financial statements.

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
          Consolidated Statements of Income and Retained Earnings
                        Six Months Ended January 31


                                             1997       1996
                                         (Unaudited) (Unaudited)

Net Sales                                $83,317,354 $81,105,246
Cost Of Sales                             57,390,621 57,123,845
Gross Profit                              25,926,733 23,981,401
Selling, General and Administrative
  Expenses                                19,324,626 20,845,164
Operating Income                          6,602,107  3,136,237

OTHER INCOME (EXPENSE)
  Interest Expense                        (916,745)  (970,528)
  Interest Income                         300,850    274,133
  Foreign Exchange Gain (Loss)            4,180      (870)
  Other, Net                              (124,594)  187,724
                                          (736,309)  (509,541)

Income Before Income Taxes                5,865,798  2,626,696
Income Taxes                              1,671,752  736,622
Net Income                                4,194,046  1,890,074

RETAINED EARNINGS
  Balance at Beginning of Year            77,385,514 76,033,462
  Less: Cash Dividends Declared           981,265    1,018,974

Retained Earnings - January 31            $80,598,295 $76,904,562
Average Shares Outstanding                 6,689,220  6,828,646
Net Income Per Share                      $0.63       $0.28

The accompanying notes are an integral part of the consolidated financial statements.

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
          Consolidated Statements of Income and Retained Earnings
                       Three Months Ended January 31


                                              1997        1996
                                          (Unaudited) (Unaudited)

Net Sales                                 $42,792,216 $41,797,312
Cost Of Sales                              29,157,368 29,474,959
Gross Profit                               13,634,848 12,322,353
Selling, General and Administrative
  Expenses                                 10,114,152 11,532,883
Operating Income                           3,520,696  789,470

OTHER INCOME (EXPENSE)
  Interest Expense                        (449,550)   (480,367)
  Interest Income                         150,274     121,539
  Foreign Exchange Gain (Loss)            4,484       2,723
  Other, Net                              (61,116)    242,150
                                          (355,908)   (113,955)

Income Before Income Taxes                3,164,788   675,515
Income Taxes                              901,045     198,329
Net Income                                $2,263,743  $477,186

Average Shares Outstanding                 6,657,736   6,813,708
Net Income Per Share                       $0.34       $0.07

These accompanying notes are an integral part of the consolidated financial statements.

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                    For the Six Months Ended January 31


                                             1997        1996
                                          (Unaudited) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                $4,194,046  $1,890,074

Adjustments to Reconcile Net Income to
  Net Cash
  Provided by Operating Activities:
  Depreciation and Amortization           3,831,881   4,069,690
  Provision for bad debts                 150,000     86,472
  (Increase) Decrease in:
     Accounts Receivable                  (3,699,630) (3,367,992)
     Inventories                          1,457,330   (297,074)
     Prepaid Expenses and Taxes           (1,103,290) (232,877)
     Other Assets                         (239,120)   (268,541)
  Increase (Decrease) in:
     Accounts Payable                     (1,022,024) 466,539
     Accrued Expenses                     346,643     (886,029)
     Deferred Compensation                106,004     159,775
     Other                                215,767     423,773
                       Total Adjustments  43,561      153,736

          Net Cash Provided By Operating  4,237,607   2,043,810
            Activities

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital Expenditures                    (2,662,573) (2,599,529)
  Proceeds from disposition of property,
    plant and equipment                   555,232     -
  Purchases of Investment Securities      (311,000)   -
  Dispositions of Investment Securities   295,000     908,874
  Other                                   (144,534)   -
   Net Cash Used in Investing Activities  (2,267,875) (1,690,655)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal Payments on Long Term Debt    (1,546,762) (168,355)
  Dividends Paid                          (985,068)   (1,018,524)
  Foreign Currency Translation            16,287      (26,288)
    Adjustment
  Purchases of Treasury Stock             (1,752,108) (1,370,034)
   Net Cash Used In Financing Activities  (4,267,651) (2,583,201)

Net (Decrease) in Cash and Cash           (2,297,919) (2,230,046)
  Equivalents
Cash and Cash Equivalents, Beginning of   10,113,544   8,829,667
  Year
Cash and Cash Equivalents, January 31     $7,815,625   $6,599,621

These accompanying notes are an integral part of the consolidated financial statements.

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                Notes To Consolidated Financial Statements
                                (Unaudited)



1.   BASIS OF STATEMENT PRESENTATION

The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated.

The unaudited financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.

2.   INVENTORIES

The composition of inventories is as follows:

                         January 31   July 31
                         (Unaudited) (Unaudited)
                            1997       1996

Finished goods           $6,243,125  $6,728,150
Packaging                3,308,545   3,754,087
Other                    728,068     1,254,831
                         $10,279,738 $11,737,068

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 1997 COMPARED TO SIX
MONTHS ENDED JANUARY 31, 1996

RESULTS OF OPERATIONS

Consolidated net sales for the six months ended January 31, 1997 were $83,317,000, an increase of $2,212,000, or 2.7%, over net sales of $81,105,000 in the first six months of fiscal 1996. Net income for the six months ended January 31, 1997 was $4,194,000 , or $0.63 per share, an increase of 121.9% from $1,890,000, or $0.28 per share, earned in the first six months of the prior year.

Net sales of cat box absorbents increased $2,508,000, or 5.2% over prior year amounts, even though sales to Sam's Club were down approximately $3,600,000 in the first six months compared to the same period of last fiscal year. The growth resulted from increased sales of branded and private label products in both the grocery and mass merchandiser markets. Net sales of agricultural and fluids purification products increased $2,011,000, or 11.7%, from the comparable period in fiscal 1996. The higher sales resulted from increased demand of AGSORB carriers as well as PURE-FLO Supreme fluids purification products. Net sales of industrial and environmental sorbents decreased $878,000, or 9.9%, from prior year levels. The decrease resulted from lower net sales of industrial clay absorbents ($651,000) and non-clay sorbents ($227,000) due to an increased internal focus on profitability versus sales growth and open positions in the sales force responsible for these products during the first quarter. Net sales of transportation services decreased $824,000 or 17.6% from the first six months of fiscal 1996 due to lower backhaul revenue.

Consolidated gross profit as a percentage of net sales for the six months ended January 31, 1997 increased to 31.1% from 29.6% in the comparable period of fiscal 1996. Changes in sales mix and a Company-wide effort to reduce costs contributed to this increase.

Operating expenses as a percentage of net sales decreased to 23.2% in the first six months of fiscal 1997 from 25.7% in the same period of fiscal 1996. This decrease is primarily attributable to lower advertising and promotion costs for the new consumer products introduced last year and a charge in the second quarter of fiscal 1996 of $921,000, reflecting settlement cost and legal fees related to patent litigation.

Interest expense decreased $54,000 while interest income increased $27,000.

The Company's effective tax rate was 28.5% of pre-tax income in the first six months of 1997 as compared to 28.0% for the same period of fiscal 1996.

The assets of the Company decreased $377,000 during the first six months of fiscal 1997. Current assets increased $902,000, or 1.9%, from fiscal 1996 year end balances primarily due to increased accounts receivable, and prepaid expenses partially offset by lower inventory and cash and cash equivalents levels. Property, plant and equipment, net of accumulated depreciation, decreased $1,466,000 during the first six months.

Total liabilities in the six months ended January 31, 1997 decreased $1,923,000, due primarily to the repayment of long-term debt. Current liabilities decreased $400,000 or 2.2% from July 31, 1996 balances, due to lower accounts payable, partially offset by higher current maturities of notes payable.

EXPECTATIONS

The Company anticipates increased sales during the remainder of fiscal 1997 as compared to the same period of fiscal 1996. Sales of branded cat box absorbents are expected to increase moderately. However this sales growth is subject to continuing competition for shelf space in the grocery, mass merchandiser and club markets. The Company expects the profitability of these products to favorably impact earnings as spending on advertising and promotion remains at lower levels throughout the remainder of the current fiscal year as compared to last year. Sales of the Company's fluids purification products are also expected to increase compared to the same period of fiscal 1996, and the Company expects sales of its agricultural products will remain strong in the foreseeable future due to strong export demand.

The foregoing statements under this heading are "forward looking statements" within the meaning of that term in the Securities Exchange Act of 1934, as amended. Actual results may be lower than those reflected in these forward-looking statements, due primarily to: continued vigorous competition in the grocery, mass merchandiser and club markets; the level of success of new products; and the cost of new product introductions and promotions in consumer markets. These forward-looking statements also involve the risk of changes in market conditions in the overall economy and, for the agricultural and fluids purification division, in the planting activity, crop quality and overall agricultural demand, including export demand.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio increased slightly to 2.8 at January 31, 1997 from 2.7 at July 31, 1996. Working capital increased $1,303,000 in the six months ended January 31, 1997 to $31,701,000. Cash provided by operations continues to be the Company's primary source of funds to finance operating needs and capital expenditures. During the six months ended January 31, 1997 the balances of cash, cash equivalents and other investments declined $2,282,000 due to capital expenditures ($2,663,000), purchases of the Company's common stock ($1,752,000), and reduction of debt ($1,547,000). Total cash and investment balances held by the Company's foreign subsidiaries at January 31, 1997 and 1996 were $2,629,000 and $2,505,000 respectively.

THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 1996

Consolidated net sales for the three months ended January 31, 1997 were $42,792,000, an increase of $995,000 or 2.4%, over net sales of $41,797,000 in the second quarter of fiscal 1996. Net income for the three months ended January 31, 1997 was $2,264,000 or $0.34 per share, an increase of 374.4% from $477,000, or $0.07 per share, earned in last year's quarter.

Net sales of cat box absorbents increased $1,344,000 or 5.4% from fiscal 1996 second quarter results even though sales to Sam's Club were down approximately $1,600,000 in the current quarter compared to the same quarter of the prior year. The growth resulted from increased sales of branded and private label products in both the grocery and mass merchandiser markets. Net sales of agricultural and fluids purification products increased $662,000, or 7.1% from the comparable period in fiscal 1996. The higher sales resulted from increased demand for AGSORB carriers as well as PURE-FLO Supreme fluids purification products. Net sales of industrial and environmental sorbents decreased $261,000, or 6.2%, from prior year second quarter levels. The decrease resulted from lower net sales of industrial clay absorbents ($192,000) and non-clay sorbents ($69,000) due to an increased focus on profitability versus sales growth. Net sales of transportation services decreased $403,000 or 18.0% from the second quarter of fiscal 1996 due to lower backhaul revenue.

Consolidated gross profit as a percentage of net sales for the three months ended January 31, 1997 increased to 31.9% from 29.5% in the comparable period of fiscal 1996. Changes in sales mix and a Company-wide effort to reduce costs contributed to this increase.

Operating expenses as a percentage of net sales decreased to 23.6% in the second quarter of fiscal 1997 from 27.6% in the same quarter of the prior year. This decrease is primarily due to lower advertising and promotion costs for the new consumer products introduced during the second quarter of last year, and a charge in the second quarter of fiscal 1996 of $921,000, reflecting settlement cost and legal fees related to patent litigation.

Interest expense decreased $31,000 while interest income increased $29,000.

The Company's effective tax rate was 28.5% of pre-tax income in the second quarter of 1997 as compared to 29.4% for the second quarter of fiscal 1996.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries for the six months ended January 31, 1997 were $6,120,000, or 7.3% of total Company sales. This represents a decrease of $94,000, or 1.5%, from the same period of fiscal 1996 in which foreign subsidiary sales were $6,214,000, or 7.7% of total Company sales. Net income of the foreign subsidiaries for the first six months of fiscal 1997 was $431,000 compared with $275,000 in the same period of fiscal 1996. Identifiable assets of the Company's foreign subsidiaries as of January 31, 1997 were $9,991,000 an increase of $847,000 from $9,144,000 as of January 31, 1996.

Net sales by the Company's foreign subsidiaries for the quarter ended January 31, 1997 were $3,119,000 or 7.3% of total Company sales. This represents a decrease of $187,000, or 5.7%, from the same quarter in fiscal 1996, in which foreign subsidiary sales were $3,306,000, or 7.9% of total Company sales. Net income of the foreign subsidiaries for the second quarter of fiscal 1997 was $286,000 compared to $51,000 in the same period of fiscal 1996.

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

Item 4.Submission of matters to a votes of security holders - On December 10, 1996 the 1996 Annual Meeting of Stockholders of Oil-Dri Corporation of America was held for the purpose of considering and voting on:

       1.   The election of ten directors.

       Election of Directors

       The following schedule sets forth the results of the vote to elect directors.

       Director                 Votes For            Votes Withheld
       J. Steven Cole           23,865,355                  27,512
       Ronald B. Gordon         23,865,355                  27,512
       Daniel S. Jaffee         23,865,355                  27,512
       Richard M. Jaffee        23,865,344                  27,523
       Robert D. Jaffee         23,865,355                  27,512
       Edgar D. Jannotta        23,865,155                  27,712
       Joseph C. Miller         23,865,355                  27,512
       Paul J. Miller           23,865,355                  27,512
       Haydn H. Murray          23,865,355                  27,512
       Allan H. Selig           23,865,351                  27,516

ITEM 6.    (a) Exhibits:   The following documents are an exhibit to this
                           report.

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


  OIL-DRI CORPORATION OF AMERICA
    (Registrant)


  BY /s/Michael L. Goldberg
     Michael L. Goldberg
     Vice President and Chief Financial Officer


  BY /s/Daniel S. Jaffee
     Daniel S. Jaffee
     President and Chief Operating Officer



  Dated:   March 12, 1997

                             INDEX TO EXHIBITS


EXHIBIT NUMBER           EXHIBIT TITLE             SEQUENTIALLY NUMBER PAGE

(11)                     Statement Re:                        14
                         Computation of Per Share
                         Earnings