Form 10-Q
period 1997-04-30
OIL DRI CORPORATION OF AMERICA
filed 1997-06-13
CIK 74046

CONFORMED COPY








                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the Quarter Ended April 30, 1997 Commission File Number 0-8675

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

Common Stock - 5,218,755 Shares (Including 736,952 Treasury Shares) Class B Stock - 2,016,763 Shares

                      OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                               Consolidated Balance Sheets
                                        (Unaudited)


                                           ---------------------------------
                                              April 30         July 31
                                                1997             1996
                                           ---------------------------------
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                   $10,749,234     $10,113,544
Investment Securities, at Cost                1,509,000       1,594,000
Accounts Receivable                          19,194,119      20,666,623
Allowance for Doubtful Accounts                (272,482)       (225,970)
Inventories                                  10,391,103      11,737,068
Prepaid Expenses and Taxes                    5,251,942       4,325,061
                      Total Current Assets   46,822,916      48,210,326


PROPERTY, PLANT AND EQUIPMENT - AT COST
Cost                                        114,242,453     112,943,046
Less Accumulated Depreciation and           (57,852,076)    (54,730,624)
  Amortization
                     Total Property, Plant
                        and Equipment, Net   56,390,377      58,212,422


OTHER ASSETS
Goodwill (Net of Accumulated Amortization)    4,073,481       4,172,526
Deferred Income Taxes                         2,287,405       2,264,291
Other                                         5,109,618       4,833,303
                     Total Other Assets      11,470,504      11,270,120

TOTAL ASSETS                               $114,683,797    $117,692,868


The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                                           ---------------------------------
                                              April 30         July 31
                                                1997             1996
                                           ---------------------------------
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Maturities of Notes Payable          $1,926,000      $1,626,762
Accounts Payable - Trade                      3,628,339       5,338,787
Dividends Payable                               479,550         519,610
Accrued Expenses                             10,197,815      10,326,518
            Total Current Liabilities        16,231,704      17,811,677

NONCURRENT LIABILITIES
Notes Payable                                17,052,000      18,978,000
Deferred Compensation                         2,375,738       2,253,313
Other                                         1,650,529       1,420,382
            Total Noncurrent Liabilities     21,078,267      22,651,695

            Total Liabilities                37,309,971      40,463,372

STOCKHOLDERS' EQUITY
Common Stock                                    723,552         723,552
Paid-In Capital in Excess of Par Value        7,670,818       7,660,600
Retained Earnings                            81,278,907      77,385,514
Cumulative Translation Adjustment           (   974,126)    ( 1,018,416)
                                             88,699,151      84,751,250
Less Treasury Stock, At Cost                (11,325,325)    ( 7,521,754)
            Total Stockholders' Equity       77,373,826      77,229,496

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY $114,683,797    $117,692,868


The accompanying notes are an integral part of the consolidated financial statements.

                     OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                Consolidated Statements of Income and Retained Earnings
                              Nine Months Ended April 30
                                      (Unaudited)



                                                 ------------------------------

                                                        1997           1996

                                                 ------------------------------

Net Sales                                          $119,319,414   $117,532,387
Cost Of Sales                                        83,328,206     82,398,383
Gross Profit                                         35,991,208     35,134,004
Selling, General And Administrative Expenses         27,371,950     30,803,160
Operating Income                                      8,619,258      4,330,844

OTHER INCOME (EXPENSE)
   Interest Expense                                (  1,349,511)  (  1,444,322)
   Interest Income                                      456,178        429,950
   Foreign Exchange Gain (Loss)                           8,385   (      4,231)
   Other, Net                                       (   240,278)       289,345
                                                    ( 1,125,226)  (    729,258)

Income Before Income Taxes                            7,494,032      3,601,586
Income Taxes                                          2,135,799      1,041,590
Net Income                                            5,358,233      2,559,996

RETAINED EARNINGS
   Balance at Beginning of Year                      77,385,514     76,033,462
   Less Cash Dividends Declared                       1,464,840      1,529,235

Retained Earnings - April 30                       $ 81,278,907   $ 77,064,223
Average Shares Outstanding                            6,644,428      6,818,940
Net Income Per Share                                      $0.81          $0.38



The accompanying notes are an integral part of the consolidated financial statements.

                     OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                Consolidated Statements of Income and Retained Earnings
                              Three Months Ended April 30
                                      (Unaudited)




                                                   ----------------------------

                                                       1997          1996

                                                   ----------------------------

Net Sales                                           $36,002,060   $36,427,141
Cost Of Sales                                        25,937,585    25,274,538
Gross Profit                                         10,064,475    11,152,603
Selling, General And Administrative Expenses          8,047,324     9,957,996
Operating Income                                      2,017,151     1,194,607

OTHER INCOME (EXPENSE)
   Interest Expense                                 (   432,766)  (   473,794)
   Interest Income                                      155,328       155,817
   Foreign Exchange Gain (Loss)                           4,205   (     3,361)
   Other, Net                                       (   115,684)      101,621
                                                    (   388,917)  (   219,717)

Income Before Income Taxes                            1,628,234       974,890
Income Taxes                                            464,047       304,968
Net Income                                          $ 1,164,187   $   669,922


Average Shares Outstanding                            6,582,374     6,803,484
Net Income Per Share                                $      0.18   $      0.10


The accompanying notes are an integral part of the consolidated financial statements.

                      OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                           For the Nine Months Ended April 30
                                       (Unaudited)


                                                  -----------------------------

                                                          1997           1996

                                                  -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                              $5,358,233    $2,559,996

Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation and Amortization                         5,669,517     5,982,566
   Provision for bad debts                                  25,000       156,752
   (Increase) Decrease in:
      Accounts Receivable                                1,494,016       475,912
      Inventories                                        1,345,965   ( 1,261,217)
      Prepaid Expenses and Taxes                        (  944,031)  (   594,242)
      Other Assets                                      (  308,329)  (   656,549)
   Increase (Decrease) in:
      Accounts Payable                                  (1,710,447)  (   785,376)
      Accrued Expenses                                  (  128,720)      802,116
      Deferred Compensation                                122,425       208,775
      Other                                                230,146       541,655
           Total Adjustments                             5,795,542     4,870,392

           Net Cash Provided by Operating Activities    11,153,775     7,430,388

CASH FLOWS FROM INVESTING ACTIVITIES

   Capital Expenditures                                ( 4,141,302)  ( 4,394,927)
   Proceeds from disposition of property, plant and
     equipment                                             555,232             -
   Purchases of Investment Securities                  (   315,000)  (   106,000)
   Dispositions of Investment Securities                   400,000       907,270
   Other                                               (   144,494)      111,947
           Net Cash Used in Investing Activities       ( 3,645,564)  ( 3,481,710)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal Payments on Long-Term Debt                ( 1,626,762)  (   346,855)
   Dividends Paid                                      ( 1,485,368)  ( 1,528,785)
   Foreign Currency Translation Adjustment                  43,180   (    21,319)
   Purchases of Treasury Stock                         ( 3,803,571)  ( 1,599,232)
                Net Cash Used In Financing Activities  ( 6,872,521)  ( 3,496,191)

Net Increase in Cash and Cash Equivalents                  635,690       452,487
Cash and Cash Equivalents, Beginning of Year            10,113,544     8,829,667
Cash and Cash Equivalents, April 30                    $10,749,234   $ 9,282,154


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

2. INVENTORIES

The composition of inventories is as follows:

                              -----------------------------
                                April 30       July 31
                               (Unaudited)   (Unaudited)
                              -----------------------------
                                  1997           1996
                              -----------------------------

Finished goods                  $6,400,681    $6,728,150
Packaging                        3,232,715     3,754,087
Other                              757,707     1,254,831
                               $10,391,103   $11,737,068

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 1997 COMPARED TO NINE
MONTHS ENDED APRIL 30, 1996

RESULTS OF OPERATIONS

Consolidated net sales for the nine months ended April 30, 1997 were $119,319,000, an increase of 1.5% over net sales of $117,532,000 in the first nine months of fiscal 1996. Net income for the first nine months of fiscal 1997 was $5,358,000 or $0.81 per share, an increase of 109.3% from $2,560,000 or
$0.38 per share earned in the nine months ended April 30, 1996. Net sales of cat box absorbents increased $3,091,000, or 4.5% over prior year amounts, even though sales to Sam's Club were down approximately $3,549,000 in the first nine months compared to the same period of last year. The growth resulted from increased sales of branded and private label products in both the grocery and mass merchandising markets. Net sales of agricultural and fluids purification products increased $2,004,000, or 7.6%, from the comparable period in fiscal 1996. The higher sales resulted from increased demand for AGSORB carriers as well as PURE-FLO Supreme fluids purification products. Net sales of industrial and environmental sorbents decreased $1,113,000, or 8.5%, from prior year levels. The decrease was due to an increased internal focus on profitability versus sales growth and open positions in the sales force responsible for these products during the first quarter. Net sales of transportation services decreased $1,227,000 or 17.4% from the first nine months of fiscal 1996 due to lower backhaul revenue resulting from a reduction in the Company's fleet. Consolidated gross profit as a percentage of net sales for the nine months ended April 30, 1997 increased to 30.2% from 29.9% in the comparable period of fiscal 1996. Changes in sales mix and a Company-wide effort to reduce costs contributed to this increase. Operating expenses as a percentage of net sales decreased to 22.9% in the first nine months of fiscal 1997 from 26.2% in the same period of fiscal 1996. This decrease is primarily attributable to lower advertising and promotion costs for the new consumer products introduced last year and the one-time charge in the second quarter of fiscal 1996 of $921,000, reflecting settlement cost and legal fees related to patent litigation. Interest expense decreased $95,000 while interest income increased $26,000. The Company's effective tax rate was $28.5% of pre-tax income in the first nine months of 1997 as compared to 28.9% for the same period of fiscal 1996. The assets of the Company decreased $3,009,000 during the first nine months of fiscal 1997. Current assets decreased $1,387,000, or 2.9%, from fiscal 1996 year end balances primarily due to decreased accounts receivable and inventories, partially offset by higher prepaid expenses and cash and cash equivalents. Property, plant and equipment, net of accumulated depreciation, decreased $1,822,000 during the first nine months due to depreciation expense exceeding capital expenditures. Total liabilities in the nine months ended April 30, 1997 decreased $3,153,000, due primarily to the repayment of long-term debt and lower accounts payable. Current liabilities decreased $1,580,000 or 8.9% from July 31, 1996 balances, due to lower accounts payable, partially offset by higher current maturities of notes payable.

EXPECTATIONS

The Company anticipates sales during the remainder of fiscal 1997 will be slightly higher than the sales in the fourth quarter of fiscal 1996. Sales of branded cat box absorbents are expected to increase moderately. However, this sales growth is subject to continuing competition for shelf space in the grocery, mass merchandiser and club markets. The Company expects the profitability of these products to favorably impact earnings as spending on advertising and promotion remains at lower levels throughout the remainder of the current fiscal year as compared to last year. Sales of the Company's fluids purification products are also expected to increase compared to the same period of fiscal 1996. Demand for AGSORB carriers is expected to remain soft for the remainder of the fiscal year. The foregoing statements under this heading are "forward looking statements" within the meaning of that term in the Securities Exchange Act of 1934, as amended. Actual results may be lower than those reflected in these forward-looking statements, due primarily to: continued vigorous competition in the grocery, mass merchandiser and club markets; the level of success of new products; and the cost of new product introductions and promotions in consumer markets. These forward-looking statements also involve the risk of changes in market conditions in the overall economy and, for the agricultural and fluids purification division, in the planting activity, crop quality and overall agricultural demand, including export demand.
LIQUIDITY AND CAPITAL RESOURCES

The current ratio increased to 2.9 at April 30, 1997 from 2.7 at July 31, 1996. Working capital increased $192,000 in the nine months ended April 30, 1997 to $30,591,000. Cash provided by operations continues to be the Company's primary source of funds to finance investing needs and financing activities. During the nine months ended April 30, 1997, the balances of cash, cash equivalents and other investments increased $551,000. Cash provided by operating activities of $11,154,000 was used to fund capital expenditures ($4,141,000), purchases of the Company's common stock ($3,804,000), reduction of debt ($1,627,000), and payment of dividends ($1,485,000). Total cash and investment balances held by the Company's foreign subsidiaries at April 30, 1997 and July 31, 1996 were $2,902,000 and $2,594,000 respectively.

THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO
THREE MONTHS ENDED APRIL 30, 1996

Consolidated net sales for the three months ended April 30, 1997 were $36,002,000, a decrease of 1.2% from net sales of $36,427,000 in the third quarter of fiscal 1996. Net income for the three months ended April 30, 1997 was $1,164,000 or $0.18 per share, an increase of 73.8% from $670,000, or $0.10 per share, earned in last year's quarter. Net sales of cat box absorbents increased $583,000 or 2.9% from fiscal 1996 third quarter results. The growth resulted from increased sales of branded and private label products in both the grocery and mass merchandiser markets. Net sales of agricultural and fluids purification products decreased $7,000, or 0.1% from the comparable period in fiscal 1996. The lower sales resulted from decreased demand for AGSORB carriers, partially offset by an increase in demand for PURE-FLO Supreme and ULTRA-CLEAR fluids purification products. Net sales of industrial and environmental sorbents decreased $235,000, or 5.5%, from prior year third quarter levels. The decrease was due to an increased focus on profitability versus sales growth. Net sales of transportation services decreased $403,000 or 17.0% from the third quarter of fiscal 1996 due to lower backhaul revenue resulting from a reduction in the Company's fleet.

Consolidated gross profit as a percentage of net sales for the three months ended April 30, 1997 decreased to 28.0% from 30.6% in the comparable period of fiscal 1996. Lower levels of plant production resulting in unabsorbed fixed plant costs contributed to the decrease. Operating expenses as a percentage of net sales decreased to 22.4% in the third quarter of fiscal 1997 from 27.3% in the same quarter of the prior year. This decrease is primarily due to lower advertising and promotion costs for the new consumer products introduced last year. Interest expense decreased $41,000 while interest income was unchanged. The Company's effective tax rate was 28.5% of pre-tax income in the third quarter of 1997 as compared to 31.3% for the third quarter of fiscal 1996.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries for the nine months ended April 30, 1997 were $9,036,000, or 7.6% of total Company sales. This represents an increase of $9,000 from the same period of fiscal 1996, in which foreign subsidiary sales were $9,027,000, or 7.7% of total Company sales. Net income of the foreign subsidiaries for the first nine months of fiscal 1997 was $431,000 compared with $357,000 in the same period of fiscal 1996. Identifiable assets of the Company's foreign subsidiaries as of April 30, 1997 were $10,284,000, an increase of $1,248,000 from $9,036,000 as of July 31, 1996. The increase is primarily due to higher prepaid expenses, inventories, and cash and cash equivalents. Net sales of the Company's foreign subsidiaries for the quarter ended April 30, 1997 were $2,916,000, or 8.1% of total Company sales. This represents an increase of $103,000 or 3.7% from the third quarter of fiscal 1996 in which foreign subsidiary sales were $2,813,000, or 7.7% of total Company sales. Net income of the foreign subsidiaries for the third quarter of fiscal 1997 was flat compared to $82,000 in the same period of fiscal 1996.

Part II - Other Information

ITEM 1. Legal Proceedings - Previous 10-Q's have reported the February 13, 1996 disposition of a patent infringement action that had been initiated by Edward Lowe Industries, Inc.

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






   Dated:   June 12, 1997