Form 10-K405
period 1997-07-31
OIL DRI CORPORATION OF AMERICA
filed 1997-10-24
CIK 74046

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

     For the fiscal year ended July 31, 1997 Commission File No. 0-8675

                       OIL-DRI CORPORATION OF AMERICA
   ---------------------------------------------------------------
           (Exact name of registrant as specified in its Charter)

       Delaware                                     36-2048898
 -------------------------------            -------------------------
 (State or other jurisdiction of            (I.R.S. Employer identifi-
incorporation or organization)                cation no.)

   410 North Michigan Avenue
     Chicago, Illinois                              60611
 ------------------------------------       --------------------------
    (Address of principal executive               (Zip Code)
           offices)


       Registrant's telephone number, including area code: (312) 321-1515

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
              Title of each class                   on which registered
   ---------------------------------------      -------------------------
   Common Stock, par value $.10 per share        New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                     ------
                                (Title of Class)

Number of Shares of each class of Registrant's common stock outstanding as of September 30, 1997:

     Common Stock - 5,417,130 shares (including 964,552 treasury shares) Class B Stock - 1,818,388 shares
     Class A Common Stock - 0 shares

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes   X    No
    ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of Registrant's Common Stock owned by non-affiliates - $65,213,965 (based on the closing price on September 30, 1997).

                     DOCUMENTS INCORPORATED BY REFERENCE

  The following documents are incorporated herein by reference:

1.  Registrant's Proxy Statement for its 1997 Annual Meeting of
    Stockholders ("Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than November 28, 1997 (120 days after the end of Registrant's fiscal year ended July 31, 1997), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

2.  The following portions of Registrant's 1997 Annual Report to
    Stockholders ("Annual Report"), which is an exhibit to this Annual Report on Form 10-K, are incorporated into Parts I, II and IV of this Annual Report on Form 10-K, as indicated herein (page numbers refer to the Annual Report):

    a)   Common Stock on page 34.

    b)   Five-Year Summary of Financial Data on page 13.

    c)   Management's Discussion and Analysis of Financial
         Condition and Results of Operations on pages 14 to 17.

    d)   Consolidated Statements of Income on page 20.

    e) Consolidated Statements of Stockholders' Equity on page 21.

    f)   Consolidated Balance Sheets on pages 18
         and 19.

    g)   Consolidated Statements of Cash Flows on page 22.

    h)   Notes to Consolidated Financial Statements on pages
         23 to 33.

    i)   Independent Auditor's Report on page 34.

    j)   Selected Quarterly Financial Data on page 33.

    k)   Financial Highlights, including Sales Trends, on page 1.

                                   PART I

Item 1. BUSINESS

Oil-Dri Corporation of America was incorporated in 1969 in Delaware as the successor to an Illinois corporation incorporated in 1946 which was the successor to a partnership which commenced business in 1941. Except as otherwise indicated herein or as the context otherwise requires, references herein to "Registrant" or to "Company" are to Oil-Dri Corporation of America and its subsidiaries. The Registrant is a leader in developing, manufacturing and marketing sorbent products and related services for the consumer, industrial, environmental, agricultural and fluids purification markets. The Registrant's products are principally produced from clay minerals and, to a lesser extent, other sorbent materials. Consumer products, consisting primarily of cat litter, are sold through the grocery products industry, mass merchandisers, warehouse clubs, and pet specialty retail outlets. Industrial and environmental products, consisting primarily of oil, grease and water sorbents (both clay and non-clay), are sold to distributors of industrial cleanup and automotive products, environmental service companies, and retail outlets. Agricultural products, which include carriers for crop protection chemicals and fertilizers, drying agents, soil conditioners, pellet binders for animal feeds and flowability aids, are sold to manufacturers of agricultural chemicals and distributors of other agricultural products. Fluids purification products, consisting primarily of bleaching, filtration and clarification clays, are sold to processors and refiners of edible and petroleum-based oils.

The Registrant's sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of Oil-Dri's absorbent products are CAT'S PRIDE(R) Premium Cat Litter and other cat litters, OIL-DRI ALL PURPOSE(R) clay floor absorbent and AGSORB(R) granular agricultural chemical carriers.

Adsorbent products attract liquids, impurities, metals and surfactants to themselves and form low level chemical bonds. The Registrant's adsorbents are used for cleanup and filtration mediums. The Registrant's adsorbent products include OIL-DRI LITE(R) Sorbents for industrial and environmental cleanup, PURE-FLO(R), PURE-FLO(R) SUPREME, PERFORM(TM) and SELECT(TM) Bleaching Clays for edible oils, fats and tallows, and ULTRA-CLEAR(R) Clarification Aids for petroleum based oils and by-products.

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

Certain financial information about Registrant's foreign and domestic operations is contained in Note 2 of Notes to Consolidated Financial Statements on page 25 of the Annual Report and is incorporated herein by reference. Certain financial information on revenues from classes of similar products and services is contained in Sales Trends on page 1 of the Annual Report to Stockholders and incorporated herein by reference.

Consumer Products

The Registrant's cat litter products, in both coarse granular and fine granular clumping (scoopable) forms, are sold under the Registrant's CAT'S PRIDE(R) and LASTING PRIDE(TM) brand names, FRESH STEP(R) and CONTROL(R) brands manufactured for The Clorox Company and private label cat litters manufactured for mass merchandisers, wholesale clubs, drug chains, pet superstores and retail grocery stores. The registrant also packages and markets Cat's Pride(R) Kat Kit(TM) which contains cat litter in a disposable tray. These products are sold through independent food brokers and the Registrant's representatives to major grocery outlets such as Albertsons, Publix, Winn Dixie, and others. LASTING PRIDE is principally sold to mass merchandisers such as Wal-Mart and K-Mart.



The Registrant and The Clorox Company have long-term arrangements under which they developed FRESH STEP(R) and CONTROL(R) premium-priced cat litter products. FRESH STEP(R) and CONTROL(R) brands, which are owned, trademarked and marketed by The Clorox Company, both utilize the Registrant's special low density, highly absorbent clay mineral. FRESH STEP(R) contains microencapsulated odor controllers which are activated by the cat. The Registrant has a long-term exclusive right to supply The Clorox Company's requirements for FRESH STEP(R) and CONTROL(R) up to certain levels. According to independently published supermarket industry reports, FRESH STEP(R) Scoopable was the largest dollar grossing branded cat litter sold through grocery chains in the United States during the year ended July 13, 1997.

Traditional coarse granular clay litters once represented approximately 98% of the market. Beginning in 1990, the cat litter market changed and traditional coarse litters are now complemented by new, fine granule clumping (scoopable) products. These clumping products have the characteristic of binding together and expanding when moisture is introduced. The Registrant's clumping cat litter is based on naturally occurring organic ingredients which are biodegradable. On an industry-wide basis, clumping cat litters have assumed market shares in excess of 46% of retail dollar sales volume in the grocery industry and 57% of retail dollar sales volume in the mass merchandiser industry in the 52 week period ended July 13, 1997, compared with 42% and 56%, respectively, in a similar period last year.

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

Agrisorbents Product Group

The Registrant produces and markets a wide range of granular and powdered mineral absorbent products that are used with crop protection chemicals, animal feed, fertilizers and other horticultural applications. Products include AGSORB(R) agricultural chemical carriers and drying agents; FLO-FRE(R), a highly absorbent microgranule flowability aid; PEL-UNITE(R) and CONDITIONADE, pelleting aids, used in the manufacture of animal feeds, and TERRA GREEN(R) Soil Conditioner.

The AGSORB(R) Carriers are used as mediums of distribution for crop protection chemicals, including herbicides, fungicides, insecticides, and fertilizers. AGSORB(R) customized carriers are designed to reduce dust and to increase accuracy of application. The Registrant's AGSORB(R) Drying Agent is used to prevent clogging in specialized farm machinery and enables farmers to evenly apply granular fertilizers and liquid pesticides to their fields in one application. The Registrant has also developed AGSORB(R) as a blending agent for fertilizers and chemicals used in the lawn and garden market.

Agricultural products are marketed in the United States by technical salesmen employed by the Company who sell to crop protection chemical manufacturers, feed producers and agricultural product distributors. The Registrant's principal customers for these products include the agricultural groups of Monsanto, DowElanco and Zeneca.

Fluids Purification Products Group

Fluids purification products include PURE-FLO(R) Bleaching Clays,
ULTRA-CLEAR(R) clarification aids, and PURE-FLO(R) Supreme. These products are supported by a team of technical sales and support representatives employed by the Company and the services of the Registrant's research and development group. The products are marketed in the United States and international markets.

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

The Registrant also produces PERFORM(TM) and SELECT(TM) which offer performance advances to refiners. The Perform(TM) products are the next generation of bleaching clays, providing increased activity for hard-to-bleach oils. The SELECT(TM) line of products is used earlier in the process stream to remove a variety of impurities from edible oils. SELECT(TM) can also be used to replace the water wash step in the caustic refining of edible oils.

Transportation Services

Oil-Dri Transportation Company leases or contracts for 105 tractors, 241 trailers, 193 covered rail hopper cars and other special use equipment for the delivery of the Registrant's products in package and bulk form. Through this subsidiary, the Registrant can control freight costs, maintain delivery schedules and assure equipment availability. Oil-Dri Transportation Company primarily performs transportation services for the Registrant on outbound movements from the Registrant's production plants. Oil-Dri Transportation Company also generates revenue from transporting third parties' products on return trips.

Patents

Registrant has obtained or applied for patents for certain of its processes and products. These patents expire at various times, beginning in 1997. Patented processes and products are not material to Registrant's overall business.





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

Backlog; Seasonality

At July 31, 1997 and 1996, Registrant's backlog of orders was approximately $3,049,000 and $3,150,000 respectively. The Registrant does not consider its clay sorbent business, taken as a whole, to be seasonal to any material extent. However, certain business activities of certain customers of the Registrant (such as agricultural) are subject to such factors as crop acreage planted and product formulation cycles.

Customers

Sales to Wal-Mart Stores, Inc. and its affiliate Sam's Club accounted for approximately 24% of the Registrant's net sales for the fiscal year ended July 31, 1997. Sales to The Clorox Company accounted for approximately 8% of the Registrant's net sales for the fiscal year ended July 31, 1997. Clorox and the Registrant are parties to a long term supply contract. The loss of any other of Registrant's customers would not have a materially adverse effect on the Registrant.

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

Reserves

Registrant mines sorbent materials, consisting of either montmorillonite, attapulgite or diatomaceous earth on leased or owned land near its mills in Mississippi, Georgia and Oregon, and on leased and owned land in Florida (see "Item 2- Properties" below). The Registrant estimates that its proven recoverable reserves of these sorbent materials aggregate approximately 512,704,000 tons. Based on its rate of consumption during the 1997 fiscal year, Registrant considers its proven recoverable reserves adequate to supply Registrant's needs for approximately 45 years. It is the Registrant's policy to attempt to add to reserves each year an amount at least equal to the amount of reserves consumed in that year. Registrant has a program of exploration for additional reserves and, although reserves have increased, Registrant cannot assure that such reserves will continue to increase. The Registrant's use of these reserves will be subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. Also, requirements for environmental compliance may restrict exploration or use of lands that might otherwise be utilized as a source of reserves. During the fiscal year ended July 31, 1997, the Registrant utilized these reserves to produce substantially all of the sorbent minerals that it sold.

In 1997, the Registrant acquired mineral reserves on approximately 4,735 acres in Nevada. This acreage is in addition to approximately 598 acres acquired in 1991 in Washoe County, Nevada of which 415 acres are mineral in character. The Registrant estimates that there are 298 million tons of proven reserves of sorbent materials on the combined acreage. Mining these reserves requires the approval of federal, state and local agencies, which approvals the Registrant is in the process of seeking. In the future, the Registrant hopes to develop facilities so as to use these reserves as a source of supply for its West Coast customers. However, there can be no assurance that this will be accomplished.

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

The following schedule summarizes, for each of the Registrant's manufacturing facilities the net book value of land and other plant and equipment.





                                                     PLANT AND
                                      LAND           EQUIPMENT
                                    ----------      -----------
Ochlocknee, Georgia                 $1,784,543      $19,129,608
Ripley, Mississippi                 $1,491,765      $13,660,318
Blue Mountain, Mississippi          $  938,182      $ 7,785,138
Christmas Valley, Oregon            $   68,044      $   539,959


Employees

As of July 31, 1997, the Registrant employed 665 persons, 55 of whom were employed by the Registrant's foreign subsidiaries. The Registrant's corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 50 of the Registrant's employees in the U.S. and approximately 12 of the Registrant's employees in Canada are represented by labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered satisfactory.

Environmental Compliance

The Registrant's mining and manufacturing operations and facilities in Georgia, Mississippi and Oregon are required to comply with state strip mining statutes and various federal, state and local statutes, regulations and ordinances which govern the discharge of materials, water and waste into the environment and restrict mining on "wetlands" or otherwise regulate the Registrant's operations. In recent years, environmental regulation has grown increasingly stringent, a trend which the Registrant expects will continue. The Registrant endeavors to stay in substantial compliance with applicable environmental controls and regulations and to work with regulators to correct any deficiency. As a result, expenditures relating to environmental compliance have increased over the years; however, in recent years expenditures have not been material. The Registrant continues, and will continue, to incur costs in connection with reclaiming exhausted mining sites. The costs of reclamation have not had a material effect on its mining costs. These costs are treated as part of the Registrant's mining expense.

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

Research and Development

At the Registrant's research facility, the research and development staff develops new products and applications and improves existing products. The staff and various consultants consist of geologists, mineralogists and chemists. In the past several years, the Registrant's research efforts have resulted in a number of new sorbent products and processes including PURE-FLO(R) Supreme, PURE-FLO(R) B80, B81, PERFORM(TM), SELECT(TM) CAT'S PRIDE(R) Scoopable and LASTING PRIDE. The technical center produces prototype samples and tests new products for customer trial and evaluation.

Registrant spent approximately $2,049,000, $2,026,000 and $1,826,000 during its fiscal years ended July 31, 1997, 1996 and 1995, respectively, for research and development. None of such research and development was customer sponsored, and all research and development costs are expensed in the year in which incurred.

Other

The Registrant holds approximately a 13% equity interest in Kamterter, Inc., a research and development company located in Lincoln, Nebraska. Kamterter applies biotechnology in the agricultural field and utilizes the Registrant's clay products in a development-stage process to prime seeds. At July 31, 1997, the Registrant's investment, at cost, in Kamterter was approximately $752,000. Although Kamterter has a substantial negative net worth, during the year ended February 28, 1997, and in recent interim periods, Kamterter has generated operating profits. While the Registrant believes that Kamterter's prospects have improved, Kamterter's future financial condition and results of operations cannot be predicted.

Item 2.  PROPERTIES

Registrant's properties are generally described below:


                      LAND HOLDINGS & MINERAL RESERVES

              LAND     LAND                 PROVEN         PROBABLE
              OWNED   LEASED    TOTAL      RESERVES        RESERVES         TOTAL
             (acres)  (acres)  (acres)  (000s of tons)  (000s of tons)  (000s of tons)
             -------  -------  -------  --------------  --------------  --------------
Georgia        1,484    1,804    3,288          43,395           8,436          51,831
Mississippi    2,317    1,423    3,740         129,703         118,323         248,026
Oregon         1,260    1,580    2,840          36,778           5,802          42,580
Florida          537      446      983           4,512           1,092           5,604
Nevada           415    4,735    5,150         298,316         227,976         526,292
Illinois           4        -        4               -               -               -
             -------------------------------------------------------------------------
               6,017    9,988   16,005         512,704         361,629         874,333
             =======  =======  =======  ==============  ==============  ==============

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

Item 401(b) OF REGULATION S-K.  EXECUTIVE OFFICERS OF REGISTRANT

The following table gives certain information with respect to the Executive Officers of the Registrant.



                                       PRINCIPAL OCCUPATION
      NAME (3)                         FOR LAST FIVE YEARS                               AGE
---------------------  ----------------------------------------------------              ---
Richard M. Jaffee      Chairman of the Board of the Registrant; President                  61
                         from 1960 to June, 1995; Chief Executive Officer
                         from 1962 until 1997.
Daniel S. Jaffee (2)   President and Chief Executive Officer of the                        33
                         Registrant; President and Chief Operating Officer
                         from June, 1995 until August , 1997; Chief
                         Executive Officer of Favorite Products Company,
                         Ltd., a subsidiary of the Registrant since 1990;
                         Chief Financial Officer of the Registrant from 1990
                         to 1995; Group Vice President, Consumer Products of
                         the Registrant from 1994 to 1995; Group Vice
                         President Canadian Operations and Consumer Products
                         - Grocery from 1992 until June, 1994.
Joseph C. Miller       Vice Chairman of The Board of the Registrant;                       55
                         Senior Vice President for Consumer, Industrial &
                         Environmental and Transportation from 1993 to 1995;
                         Group Vice President for Sales, Marketing and
                         Distribution, from 1990 to 1993.
Norman B. Gershon      Vice President, International Operations of the                     62
                         Registrant; Managing Director of Oil-Dri, S.A., a
                         subsidiary of the Registrant.
Michael L. Goldberg    Executive Vice President & Chief Financial Officer                  47
                         of the Registrant; Vice President & Chief Financial
                         Officer from May, 1996 until August, 1997; Vice
                         President & Controller, Alberto-Culver USA, Inc.
                         from August 1991 until April, 1996.
Richard V. Hardin (1)  Group Vice President, Technology, of the Registrant.                58

Daniel J. Jones          Vice President of Favorite Products Co., LTD, a                   36
                         subsidiary of the Registrant; Div. III National
                         Sales Manager - Grocery of the Registrant 1994 to
                         1996; National Sales Manager, Favorite Products Co.
                         1990 to 1994.
Steven M. Levy         Vice President Consumer Products Group of the                       38
                         Registrant; General Manager Consumer Products Div.
                         1995 to 1996; Miles, Inc. Director of Marketing,
                         1992 to 1995.

          The term of each executive officer expires at the 1997 Annual Meeting of the Stockholders and when his successor is elected and qualified.

     (1)  Richard V. Hardin is Richard M. Jaffee's son-in-law.

     (2) Daniel S. Jaffee and Richard M. Jaffee are the nephew and brother, respectively, of Robert D. Jaffee, a director of the registrant.

     (3) Of the persons in this table, only Richard M. Jaffee and Daniel S. Jaffee are directors.

                                   PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS

Information concerning stock prices and dividends with regard to the Common Stock of Registrant, which is traded on the New York Stock Exchange, and information concerning dividends with regard to the Class B Stock of Registrant, for which there is no established public trading market,is contained on page 34 of the Annual Report under the caption "Common Stock" and is incorporated herein by this reference. No shares of Class A common stock are outstanding. Registrant's ability to pay dividends is limited by the Registrant's Credit Agreement with Harris Trust and Savings Bank dated September 21, 1994. See Note 3 of "Notes to Consolidated Financial Statements" in the Annual Report, incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

See the "Five Year Summary of Financial Data" on page 13 of the Annual Report, and "Financial Highlights" on page 1 incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 to 17 of the Annual Report, incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Consolidated Statements of Income," "Consolidated Statements of Stockholders' Equity," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditor's Report" on pages 18 to 34 of the Annual Report, "Five Year Summary of Financial Data" on page 13 of the Annual Report, and "Selected Quarterly Financial Data" on page 33 of the Annual Report, incorporated herein by reference.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is (except for information in Part I, hereof, concerning executive officers) contained in the Registrant's Proxy Statement for its 1997 Annual Meeting of stockholders ("Proxy Statement") under the caption "Election of Directors" and is incorporated herein by this reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is contained in the Registrant's Proxy Statement under the captions "Executive Compensation," "Report of the Compensaton and Stock Option Committee of Oil-Dri Corporation of America on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" and is incorporated herein by this reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is contained in the Registrant's Proxy Statement under the captions "General - Principal Stockholders" and "Security Ownership of Management" and is incorporated herein by this reference.

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

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)(1) The following financial statements are contained on pages 18 to 34 of the Annual Report and are incorporated herein by this reference:

      Consolidated Balance Sheets as of July 31, 1997 (audited) and July 31, 1996 (audited).

      Consolidated Statements of Income for the fiscal years ended July 31, 1997 (audited), July 31, 1996 (audited) and July 31, 1995
      (audited).

      Consolidated Statements of Stockholders' Equity for the fiscal years ended July 31, 1997 (audited), July 31, 1996 (audited) and July 31, 1995 (audited).

      Consolidated Statements of Cash Flows for the fiscal years ended July 31, 1997 (audited), July 31, 1996 (audited) and July 31, 1995 (audited).

      Notes to Consolidated Financial Statements.

      Independent Auditor's Report.

(a)(2)The following financial statement schedules are contained herein:

      Independent Auditor's Report on Schedules.

      Schedules to Financial Statements, as follows:

      Schedule II - Valuation and Qualifying Accounts, years ended July
                    31, 1997, 1996 and 1995.

(a)(3)The following documents are exhibits to this Report:

          (3)(a)(1)     Articles of Incorporation of Registrant, as amended.


          (3)(b)(2)     By-Laws of Registrant, as amended of June 16, 1995.


          (10)(c)(1)(3) Agreement ("Clorox Agreement") dated January 12,
                        1981 between The Clorox Company and Registrant, as amended. (Confidential treatment of certain portions of this Exhibit has been granted.)


          (10)(c)(2)(4) Amendment to Clorox Agreement dated March 3, 1989, as accepted by the Registrant on March 20, 1989, between The Clorox Company and the Registrant.

-------------

        (1) Incorporated by reference to Exhibit (3) to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995. Documents incorporated by reference are at Commission File No. 0-8675.

        (2) Incorporated by reference to Exhibit (3)(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

        (3) Incorporated by reference to Exhibit 10(f) to Registrant's Registration Statement on Form S-2 (Registration No. 2-97248) made effective on May 29, 1985.

        (4) Incorporated by reference to Exhibit 10(e)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

                    (Confidential treatment of certain portions of this Exhibit has been granted.)

     (10)(c)(3)(5)  Amendment to Clorox Agreement dated February 14, 1991, between The Clorox Company and Registrant (Confidential treatment of certain portions of this Exhibit has been granted).


     (10)(d)(6)     Description of 1987 Executive Deferred Compensation
                    Program.*

     (10)(e)(7) Salary Continuation Agreement dated August 1, l989 between Richard M. Jaffee and the Registrant.*

     (10)(f)(8)     1988 Stock Option Plan.*

     (10)(g)(9)     Note Agreement, dated April 5, 1991, between
                    Registrant and the Teacher's Insurance and Annuity Association of America regarding $8,000,000 9.38% Senior Notes due November 15, 2001.

     (10)(h)(10) Note Agreement, dated as of April 15, 1993, between Registrant and the Teacher's Insurance and Annuity Association of America regarding $6,500,000 7.17% Senior Notes due August 15, 2004.

     (10)(i)(11) Credit Agreement, dated as of September 21, 1994, between Registrant and Harris Trust and Savings Bank regarding $5,000,000 7.78% Term Loan Note and $5,000,000
                    Revolving Credit Note.

     (10) (j)(12)   The Oil-Dri Corporation of America
                    Deferred Compensation Plan adopted November 15, 1995 and related resolution.*

     (10) (k)       Oil-Dri Corporation of America 1995 Long
                    Term Incentive Plan as amended through July 31, 1997.*

     (10) (l)       $10,000,000 unsecured line of credit
                    agreement dated as of July 25, 1996 between Registrant and

--------------
     (5) Incorporated by reference to Exhibit 10(e)(3) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

     (6) Incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

     (7) Incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

     (8) Incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement on Form S-8, filed June 30, 1989, Registration No.l 33-29650.

     (9) Incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

     (10) Incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

     (11) Incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

     (12) Incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1995.

Exhibit
 Index


                        Harris Trust and Savings Bank incorporated by reference toExhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

          (11)          Statement re: computation of per share earnings.

          (13)          1997 Annual Report to Stockholders of Registrant.

          (21)          Subsidiaries of Registrant.

          (23)          Consent of Blackman Kallick Bartelstein, LLP.

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

     (b) No reports on Form 8-K were filed by Registrant with the Commission during the last fiscal quarter of the fiscal year ended July 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OIL-DRI CORPORATION OF AMERICA
                                          (Registrant)


                        By /s/ Daniel S. Jaffee
                           ----------------------------------------
                               Daniel S. Jaffee,
                           President and Chief Executive Officer
                                      Director


Dated:  October 21, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Richard M. Jaffee                       October 21, 1997
----------------------------------
    Richard M. Jaffee
Chairman of the Board of Directors


/s/ Michael L. Goldberg                     October 21, 1997
----------------------------------
Michael L. Goldberg
Executive Vice President and
Chief Financial Officer
Principal Financial Officer


/s/ James F. Japczyk                        October 21, 1997
----------------------------------
James F. Japczyk
Corporate Controller
Principal Accounting Officer


/s/ Robert D. Jaffee                        October 21, 1997
----------------------------------
Robert D. Jaffee
    Director


/s/ Ronald B. Gordon                        October 21, 1997
----------------------------------
Ronald B. Gordon
    Director


/s/ J. Steven Cole                          October 21, 1997
----------------------------------
    J. Steven Cole
       Director

                                    xviii

/s/ Joseph C. Miller                              October 21, 1997
---------------------
Joseph C. Miller
    Director


/s/ Edgar D. Jannotta                             October 21, 1997
---------------------
Edgar D. Jannotta
    Director


/s/ Paul J. Miller                                October 21, 1997
---------------------
Paul J. Miller
    Director


/s/ Haydn H. Murray                               October 21, 1997
---------------------
Haydn H. Murray
    Director


/s/ Allan H. Selig                                October 21, 1997
---------------------
Allan H. Selig
    Director


/s/ Arnold W. Donald                              October 21, 1997
---------------------
Arnold W. Donald
    Director

                  INDEPENDENT AUDITOR'S REPORT ON SCHEDULES



Board of Directors
Oil-Dri Corporation of America
Chicago, Illinois




In connection with our audit of the consolidated financial statements of OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES as of July 31, 1997 and 1996 and for each of the three years in the period ended July 31, 1997, which report thereon dated August 30, 1997, is incorporated by reference in this Annual Report on Form 10-K, we also examined the financial statement schedules listed in the accompanying index at Item 14(A)(2). In our opinion, these financial statement schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.






August 30, 1997

                                                                     SCHEDULE II


               OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

                      Valuation and Qualifying Accounts

                   Years Ended July 31, 1997, 1996 and 1995








                                              Additions
                                  Balance at  Charged to                Balance
                                  Beginning   Costs and                 at End
Description                       of Period    Expenses   Deductions*  of Period
-----------                       ----------  ----------  -----------  ---------
Allowance for doubtful accounts:
Year Ended July 31, 1997            $225,970    $125,000     $ 90,440   $260,530
                                    ========    ========     ========   ========
Year Ended July 31, 1996            $180,602    $202,690     $157,322   $225,970
                                    ========    ========     ========   ========
Year Ended July 31, 1995            $171,940    $ 51,013     $ 42,351   $180,602
                                    ========    ========     ========   ========

*Net of recoveries.