Form 10-Q
period 1997-10-31
OIL DRI CORPORATION OF AMERICA
filed 1997-12-12
CIK 74046

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For the Quarter Ended October 31, 1997 Commission File Number 0-8675

                         OIL-DRI CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)


                        DELAWARE                      36-2048898
           ---------------------------------     -------------------
             (State or other jurisdiction of       (I.R.S. Employer
           Incorporation or organization)        Identification No.)



                410 North Michigan Avenue
                    Chicago, Illinois                     60611
       ----------------------------------------        ----------
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


                         Yes    X       No
                              -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock - 5,417,130 Shares (Including 973,760 Treasury Shares) Class B Stock - 1,818,388 Shares

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)



                                                 OCTOBER 31        JULY 31
                                                    1997            1997
                                                 ----------       ---------
ASSETS
CURRENT ASSETS
--------------
Cash and Cash Equivalents                        $  4,100         $  9,997
Investment Securities                               1,553            1,544
Accounts Receivable                                23,337           20,341
Allowance for Doubtful Accounts                      (245)            (261)
Inventories                                        10,991           10,604
Prepaid Expenses and Taxes                          4,710            4,685
                                                 --------         --------
TOTAL CURRENT ASSETS                               44,446           46,910
                                                 --------         --------
PROPERTY, PLANT AND EQUIPMENT - AT COST
---------------------------------------
Cost                                              115,823          114,533
Less Accumulated Depreciation and
  Amortization                                    (60,574)         (58,737)
                                                 --------         --------
            TOTAL PROPERTY, PLANT
            AND EQUIPMENT, NET                     55,249           55,796
                                                 --------         --------
OTHER ASSETS
------------
Goodwill (Net of Accumulated Amortization)          4,008            4,040
Deferred Income Taxes                               2,430            2,446
Other                                               5,264            5,366
                                                 --------         --------
            TOTAL OTHER ASSETS                     11,702           11,852
                                                 --------         --------
TOTAL ASSETS                                     $111,397         $114,558
                                                 ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                                    Page -2-

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)



                                                 OCTOBER 31       JULY 31
                                                    1997           1997
                                                 -----------    ---------
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
-------------------
Current Maturities of Notes Payable              $  1,943       $  1,946
Accounts Payable                                    4,438          4,050
Dividends Payable                                     465            475
Accrued Expenses                                    7,214          9,274
                                                 --------       --------
            TOTAL CURRENT LIABILITIES              14,060         15,745
                                                 --------       --------
NONCURRENT LIABILITIES
----------------------
Notes Payable                                      17,052         17,052
Deferred Compensation                               2,723          2,750
Other                                               1,770          1,681
                                                 --------       --------
            TOTAL NONCURRENT LIABILITIES           21,545         21,483
                                                 --------       --------
            TOTAL LIABILITIES                      35,605         37,228
                                                 --------       --------
STOCKHOLDERS' EQUITY
--------------------
Common and Class B Stock                              724            724
Paid-In Capital in Excess of Par Value              7,698          7,686
Restricted Unearned Stock Compensation                (59)           (18)
Retained Earnings                                  83,660         82,243
Cumulative Translation Adjustment                    (903)          (907)
                                                 --------       --------
                                                   91,120         89,728
Less Treasury Stock, At Cost                      (15,328)       (12,398)
                                                 --------       --------
            TOTAL STOCKHOLDERS' EQUITY             75,792         77,330
                                                 --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $111,397       $114,558
                                                 ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                                    Page -3-

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                  FOR THE THREE MONTHS ENDED
                                                           OCTOBER 31
                                                  --------------------------
                                                     1997            1996
                                                  ----------      ----------
NET SALES                                         $   39,749     $   40,525
Cost Of Sales                                         27,851         28,233
                                                  ----------     ----------
GROSS PROFIT                                          11,898         12,292
Selling, General And Administrative Expenses           8,825          9,243
                                                  ----------     ----------
INCOME FROM OPERATIONS                                 3,073          3,049

OTHER INCOME (EXPENSE)
 Interest Expense                                       (439)          (467)
 Interest Income                                         112            151
 Foreign Exchange Gain (Loss)                              1             (1)
 Other, Net                                             (147)           (31)
                                                  ----------     ----------
            TOTAL OTHER EXPENSE, NET                    (473)          (348)

INCOME BEFORE INCOME TAXES                             2,600          2,701
Income Taxes                                             728            771
                                                  ----------     ----------
NET INCOME                                             1,872          1,930

RETAINED EARNINGS
 Balance at Beginning of Year                         82,243         77,386
 Less Cash Dividends Declared                            455            493
                                                  ----------     ----------
RETAINED EARNINGS - OCTOBER 31                    $   83,660     $   78,823
                                                  ==========     ==========
AVERAGE SHARES OUTSTANDING                         6,326,613      6,720,704
                                                  ==========     ==========
NET INCOME PER SHARE                              $     0.30     $     0.29
                                                  ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.


                                    Page -4-

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)



                                                               FOR THE THREE MONTHS ENDED
                                                                       OCTOBER 31
                                                               --------------------------
                                                                  1997            1996
                                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
NET INCOME                                                        $ 1,872        $ 1,930
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
 Depreciation and Amortization                                      1,920          1,927
 Provision for bad debts                                              (20)            75
 (Increase) Decrease in:
  Accounts Receivable                                              (2,992)        (2,667)
  Inventories                                                        (387)           672
  Prepaid Expenses and Taxes                                          (24)          (283)
  Other Assets                                                         21            (48)
 Increase (Decrease) in:
  Accounts Payable                                                    388           (970)
  Accrued Expenses                                                 (2,061)           382
  Deferred Compensation                                               (27)           121
  Other                                                                89             45
                                                                  -------        -------
     TOTAL ADJUSTMENTS                                             (3,093)          (746)
                                                                  -------        -------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES           (1,221)         1,184
                                                                  -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Capital Expenditures                                              (1,218)        (1,503)
 Proceeds from sale of property, plant and equipment                    4              -
 Purchases of Investment Securities                                  (190)          (311)
 Dispositions of Investment Securities                                181              -
 Other                                                                (18)            21
                                                                  -------        -------
   NET CASH USED IN INVESTING ACTIVITIES                           (1,241)        (1,793)
                                                                  -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Principal Payments on Long-Term Debt                                  (3)             -
 Dividends Paid                                                      (466)          (511)
 Purchases of Treasury Stock                                       (2,970)          (835)
 Other                                                                  4             74
                                                                  -------        -------
 NET CASH USED IN FINANCING ACTIVITIES                             (3,435)        (1,272)
                                                                  -------        -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (5,897)        (1,881)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        9,997         10,114
                                                                  -------        -------
CASH AND CASH EQUIVALENTS, OCTOBER 31                             $ 4,100        $ 8,233
                                                                  =======        =======

The accompanying notes are an integral part of the consolidated financial statements.

                                    Page -5-

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. BASIS OF STATEMENT PRESENTATION

The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated.

The unaudited financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.

2. INVENTORIES

The composition of inventories is as follows (in thousands):

                                      OCTOBER 31     JULY 31
                                      (UNAUDITED)  (UNAUDITED)
                                         1997         1997
                                      -----------  -----------
           Finished goods                 $ 6,882      $ 6,684
           Packaging                        3,221        3,168
           Other                              888          752
                                          -------      -------
                                          $10,991      $10,604
                                          =======      =======

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

3.   SUBSEQUENT EVENT

Subsequent to the close of the first quarter, the company divested its trucking business which generated net sales of $8.9 million during fiscal 1997, but operated on a break-even basis. At the same time, the Company signed an agreement with CRST, Inc., in Cedar Rapids, Iowa, to outsource all of its trucking requirements effective November 22, 1997. In conjunction with the divestiture of the trucking business, the Company announced that it planned to take a restructuring charge of approximately $2,500,000 to $3,000,000 in the second quarter of fiscal 1998 to cover the costs of exiting the trucking business and to write off certain other non-performing assets.

                                    Page -6-

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO THREE
MONTHS ENDED OCTOBER 31, 1996

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended October 31, 1997 were $39,749,000, a decrease of 1.9% from net sales of $40,525,000 in the first three months of fiscal 1997. Net income for the first three months of fiscal 1998 was $1,872,000 or $0.30 per share, compared to $1,930,000 or $0.29 per share earned in last year's quarter. Net income decreased 3.0% versus a 3.4% increase in earnings per share due to 394,000 fewer shares outstanding during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997.

Net sales of cat box absorbents decreased $482,000, or 2.0% from prior year amounts, due in part to a short-term trial of Cat's Pride(R) Premium Scoopable product in Sam's stores in the first quarter of fiscal 1997. Net sales of agricultural and fluids purification products decreased $193,000, or 2.1%, from the comparable period in fiscal 1997. The lower sales resulted from decreased demand for AGSORBR carriers partially offset by an increase in sales of fluids purification products. Net sales of industrial and environmental sorbents increased $157,000, or 3.6%, from prior year levels. The increase was due primarily to higher floor absorbent sales in the United Kingdom. Net sales of transportation services decreased $258,000 or 10.4% from the first quarter of fiscal 1997 due to lower backhaul revenue resulting from a reduction in the Company's fleet.

Consolidated gross profit as a percentage of net sales for the three months ended October 31, 1997 decreased to 29.9% from 30.3% in the comparable period of fiscal 1997. Changes in sales mix and higher natural gas prices contributed to this decrease.

Operating expenses as a percentage of net sales decreased to 22.2% in the first three months of fiscal 1998 from 22.8% in the same period of fiscal 1997. This decrease is primarily attributable to first quarter fiscal 1997 expenses related to the development of the Company's strategic planning initiatives.

Interest expense decreased $28,000 and interest income decreased $39,000.

The Company's effective tax rate was 28.0% of pre-tax income in the first quarter of fiscal 1998 as compared to 28.5% for the same period of fiscal 1997.

The assets of the Company decreased $3,161,000 during the first quarter of fiscal 1998. Current assets decreased $2,464,000, or 5.3%, from fiscal 1997 year end balances primarily due to decreased cash and cash equivalents, partially offset by higher accounts receivable. Property, plant and equipment, net of accumulated depreciation, decreased $547,000 during the first quarter due to depreciation expense exceeding capital expenditures.

Total liabilities in the quarter ended October 31, 1997 decreased $1,623,000, due primarily to lower compensation-related accruals. Current liabilities decreased $1,685,000 or 10.7% from July 31, 1997 balances, also due to lower compensation-related accruals.


                                    Page -7-

EXPECTATIONS

The Company anticipates sales during the remainder of fiscal 1998 will be at about the same level as sales in the comparable period of fiscal 1997 after taking into account the approximately $2 million per quarter of backhaul revenue previously generated by the Company's trucking business, which was divested on November 21, 1997. Moderately higher sales of cat box absorbents and fluid purification products should substantially offset the lost backhaul revenue. However, sales growth of cat box absorbents is subject to continuing competition for shelf space in the grocery, mass merchandiser and club markets. Demand for AGSORB(R) carriers is expected to improve slightly through the remainder of the fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

The current ratio increased to 3.2 at October 31, 1997 from 3.0 at July 31, 1997. Working capital decreased $779,000 during the three months ended October 31, 1997 to $30,386,000. Cash provided by operations continues to be the Company's primary source of funds to finance investing needs and financing activities. During the three months ended October 31, 1997, the balances of cash, cash equivalents and other investments decreased $5,888,000, primarily due to purchases of the Company's common stock ($2,970,000), capital expenditures ($1,218,000) and payment of dividends ($466,000). Total cash and investment balances held by the Company's foreign subsidiaries at October 31, 1997 and July 31, 1997 were $2,942,000 and $2,803,000 respectively.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries for the three months ended October 31, 1997, were $3,064,000, or 7.7% of total Company sales. This represents an increase of $63,000 from the same period of fiscal 1997, in which foreign subsidiary sales were $3,001,000, or 7.4% of total Company sales. Net income of the foreign subsidiaries for the first quarter of fiscal 1998 was $186,000 compared with $145,000 in the same period of fiscal 1997.
Identifiable assets of the Company's foreign subsidiaries as of October 31, 1997, were $10,532,000, an increase of $666,000 from $9,866,000 as of July 31,
1997. The increase is primarily due to higher prepaid expenses, inventories, and cash and cash equivalents.

                                    Page -8-

Part II - Other Information



ITEM 6.  (a)  Exhibits:  The following documents are an exhibit to this report.

                         Exhibit 11:       Statement Re:  Computation of per share earnings.

                         Exhibit 27:       Financial Data Schedule


         (b)  During the quarter for which this report is filed, no reports on Form 8-K were filed.




                                    Page -9-

  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  OIL-DRI CORPORATION OF AMERICA
       (Registrant)



  BY /s/Michael L. Goldberg
     ------------------------------
       Michael L. Goldberg
       Executive Vice President and Chief Financial Officer



  BY /s/Daniel S. Jaffee
     ------------------------------
       Daniel S. Jaffee
       President and Chief Executive Officer






  Dated:   December 12, 1997















                                   Page -10-

                                                                      EXHIBIT 11

                OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES
                       Computation of Earnings Per Share
             (in thousands of dollars except for per share amounts)




                                                                                FOR THE THREE MONTHS
                                                                                   ENDED OCTOBER 31
                                                                             ------------------------
                                                                                1997          1996
                                                                             ----------     ---------
Average number of shares outstanding during the period                        6,274,031     6,719,324

Options exercisable, less shares that could have been
purchased based on the average market value for the
period                                                                           52,582         1,380
                                                                            -----------    ----------
Average number of common and common equivalent shares
outstanding during the period (a)                                             6,326,613     6,720,704
                                                                            ===========    ==========

Net earnings                                                                $     1,872    $    1,930
                                                                            ===========    ==========

Net earnings per share                                                      $      0.30    $     0.29
                                                                            ===========    ==========

(a) Excludes options which are not dilutive. Effect under fully diluted computations is not material.


                                   Page -11-