Form 10-Q
period 1998-01-31
OIL DRI CORPORATION OF AMERICA
filed 1998-03-17
CIK 74046

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

    For the Quarter Ended January 31, 1998  Commission File Number 0-8675

                       OIL-DRI CORPORATION OF AMERICA
                       ------------------------------
           (Exact name of registrant as specified in its charter)


                     DELAWARE                     36-2048898
           -------------------------------    -------------------
           (State or other jurisdiction of     (I.R.S. Employer
           Incorporation or organization)     Identification No.)

              410 North Michigan Avenue
                 Chicago, Illinois                   60611
       ----------------------------------------    ---------
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

Common Stock - 5,440,630 Shares (Including 981,760 Treasury Shares) Class B Stock - 1,794,888 Shares


                                  Page -1-

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF DOLLARS)
                                 (UNAUDITED)

                                                        -----------------------
                                                        JANUARY 31      JULY 31
ASSETS                                                     1998          1997
                                                        -----------------------
CURRENT ASSETS
--------------
Cash and Cash Equivalents                               $  6,049      $  9,997
Investment Securities                                      1,553         1,544
Accounts Receivable                                       23,770        20,341
Allowance for Doubtful Accounts                             (441)         (261)
Inventories                                               11,200        10,604
Prepaid Expenses and Taxes                                 6,186         4,685
                                                        --------      --------
         TOTAL CURRENT ASSETS                             48,317        46,910
                                                        --------      --------

PROPERTY, PLANT AND EQUIPMENT - AT COST
---------------------------------------
Cost                                                     114,060       114,533
Less Accumulated Depreciation and
  Amortization                                            59,856        58,737
                                                        --------      --------
         TOTAL PROPERTY, PLANT
         AND EQUIPMENT, NET                               54,204        55,796
                                                        --------      --------

OTHER ASSETS
------------
Goodwill (Net of Accumulated Amortization)                 3,975         4,040
Deferred Income Taxes                                      2,434         2,446
Other                                                      4,306         5,366
                                                        --------      --------
         TOTAL OTHER ASSETS                               10,715        11,852
                                                        --------      --------

TOTAL ASSETS                                            $113,236      $114,558
                                                        ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                                  Page -2-

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF DOLLARS)
                                 (UNAUDITED)

                                                        -----------------------
                                                        JANUARY 31      JULY 31
LIABILITIES & STOCKHOLDERS' EQUITY                         1998          1997
                                                        -----------------------
CURRENT LIABILITIES
-------------------
Current Maturities of Notes Payable                     $     95      $  1,946
Accounts Payable                                           4,862         4,050
Dividends Payable                                            464           475
Accrued Expenses                                          10,173         9,274
Restructuring Reserve                                        860             0
                                                        --------      --------
         TOTAL CURRENT LIABILITIES                      $ 16,454      $ 15,745
                                                        --------      --------
NONCURRENT LIABILITIES
----------------------
Notes Payable                                             17,052        17,052
Deferred Compensation                                      2,765         2,750
Other                                                      1,883         1,681
                                                        --------      --------
         TOTAL NONCURRENT LIABILITIES                     21,700        21,483
                                                        --------      --------
         TOTAL LIABILITIES                                38,154        37,228
                                                        --------      --------
STOCKHOLDERS' EQUITY
--------------------
Common and Class B Stock                                     724           724
Paid-In Capital in Excess of Par Value                     7,698         7,686
Restricted Unearned Stock Compensation                       (48)          (18)
Retained Earnings                                         83,099        82,243
Cumulative Translation Adjustment                           (981)         (907)
                                                        --------      --------
                                                          90,492        89,728
Less Treasury Stock, At Cost                             (15,410)      (12,398)
                                                        --------      --------
         TOTAL STOCKHOLDERS' EQUITY                       75,082        77,330
                                                        --------      --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $113,236      $114,558
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

                                                      -------------------------
                                                      FOR THE SIX MONTHS ENDED
                                                             JANUARY 31
                                                      -------------------------
                                                          1998          1997
                                                      -------------------------
NET SALES                                             $   80,661    $   83,317
Cost Of Sales                                             55,467        57,390
                                                      ----------    ----------
GROSS PROFIT                                              25,194        25,927
Selling, General And Administrative Expenses              18,700        19,325
Restructuring Expense                                      3,129             0
                                                      ----------    ----------
INCOME FROM OPERATIONS                                     3,365         6,602

OTHER INCOME (EXPENSE)
    Interest Expense                                        (801)         (917)
    Interest Income                                          217           301
    Other, Net                                              (297)         (120)
                                                      ----------    ----------
         TOTAL OTHER EXPENSE, NET                           (881)         (736)

INCOME BEFORE INCOME TAXES                                 2,484         5,866
Income Taxes                                                 708         1,672
                                                      ----------    ----------
NET INCOME                                                 1,776         4,194

RETAINED EARNINGS
    Balance at Beginning of Year                          82,243        77,386
    Less Cash Dividends Declared                             920           982
                                                      ----------    ----------
RETAINED EARNINGS - JANUARY 31                        $   83,099    $   80,598
                                                      ==========    ==========
AVERAGE SHARES OUTSTANDING                             6,307,969     6,689,220
                                                      ==========    ==========
NET INCOME PER SHARE                                  $     0.28    $     0.63
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


                                                     --------------------------
                                                     FOR THE THREE MONTHS ENDED
                                                             JANUARY 31
                                                     --------------------------
                                                          1998          1997
                                                     --------------------------
NET SALES                                             $   40,912    $   42,792
Cost Of Sales                                             27,616        29,157
                                                      ----------    ----------
GROSS PROFIT                                              13,296        13,635
Selling, General And Administrative Expenses               9,875        10,114
Restructuring Expense                                      3,129             0
                                                      ----------    ----------
INCOME FROM OPERATIONS                                       292         3,521
OTHER INCOME (EXPENSE)
    Interest Expense                                        (362)         (449)
    Interest Income                                          105           150
    Other, Net                                              (152)          (57)
                                                      ----------    ----------
         TOTAL OTHER EXPENSE, NET                           (409)         (356)
INCOME (LOSS) BEFORE INCOME TAXES                           (117)        3,165
Income Tax (Benefit) Expense                                 (20)          901
                                                      ----------    ----------
NET (LOSS) INCOME                                            (97)        2,264
Average Shares Outstanding                             6,286,432     6,657,736
                                                      ==========    ==========
NET (LOSS) INCOME PER SHARE                           $    (0.02)   $     0.34
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

                                  Page -5-

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS OF DOLLARS)
                                 (UNAUDITED)

                                                      -------------------------
                                                      FOR THE SIX MONTHS ENDED
                                                             JANUARY 31
                                                      -------------------------
                                                          1998          1997
                                                      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
NET INCOME                                            $    1,776    $    4,194
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                          3,844         3,832
    Restructuring Reserve                                  3,129             0
    Provision for bad debts                                  180           150
    (Increase) Decrease in:
       Accounts Receivable                                (3,429)       (3,700)
       Inventories                                          (596)        1,457
       Prepaid Expenses and Taxes                         (1,501)       (1,103)
       Other Assets                                          253          (239)
    Increase (Decrease) in:
       Accounts Payable                                      813        (1,022)
       Accrued Expenses                                      898           347
       Deferred Compensation                                  15           106
       Restructuring Reserve                              (2,269)            0
       Other                                                 202           216
                                                      ----------    ----------
         TOTAL ADJUSTMENTS                                 1,539            44
                                                      ----------    ----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES              3,315         4,238
                                                      ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
    Capital Expenditures                                  (2,898)       (2,663)
    Proceeds from sale of property, plant and equipment        4           555
    Purchases of Investment Securities                      (190)         (311)
    Dispositions of Investment Securities                    181           295
    Proceeds from sale of Investments                        709             0
    Dispositions of Non-Performing Assets                    813             0
    Other                                                    (18)         (144)
                                                      ----------    ----------
         NET CASH USED IN INVESTING ACTIVITIES            (1,399)       (2,268)
                                                      ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
    Principal Payments on Long-Term Debt                  (1,851)       (1,547)
    Dividends Paid                                          (931)         (985)
    Purchases of Treasury Stock                           (3,053)       (1,752)
    Other                                                    (29)           16
                                                      ----------    ----------
         NET CASH USED IN FINANCING ACTIVITIES            (5,864)       (4,268)
                                                      ----------    ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (3,948)       (2,298)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               9,997        10,114
                                                      ----------    ----------
CASH AND CASH EQUIVALENTS, JANUARY 31                 $    6,049    $    7,816
                                                      ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.




                                  Page -6-

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

2. INVENTORIES

The composition of inventories is as follows (in thousands):

                                                      ------------------------
                                                       JANUARY 31     JULY 31
                                                      (UNAUDITED)  (UNAUDITED)
                                                      ------------------------
                                                          1998         1997
                                                      ------------------------
                   Finished goods                       $ 7,237      $ 6,684
                   Packaging                              3,357        3,168
                   Other                                    606          752
                                                        -------      -------
                                                        $11,200      $10,604
                                                        =======      =======

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

3. RESTRUCTURING RESERVE

As previously disclosed, the Company divested its transportation business effective November 22, 1997. In conjunction with the divestiture, the Company recorded during the second quarter a pre-tax restructuring charge of $3,129,000 to cover the costs of exiting the transportation business ($1,443,000) and to write off certain other non-performing assets, primarily manufacturing machinery and equipment ($813,000). At January 31, 1998, $860,000 of the restructuring charges remained in Current Liabilities. A summary of the restructuring activity is presented below (in thousands):


                   1998 Restructuring charge                         $ 3,129
                   1998 Activity:
                     Machinery and equipment                             813
                     Transportation business exit costs                  720
                     Obsolete Inventory                                  300
                     Other                                               436
                                                                     -------
                   Balance at January 31, 1998                       $   860
                                                                     =======

4. NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" during the second quarter of 1998. The statement simplifies the standards for computing earnings per share ("EPS") previously defined in Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB 15) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS.



                                  Page -7-

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Basic EPS excludes dilution and is computed by dividing net income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is presented in Exhibit 11 of this document.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" were issued. SFAS No. 130 establishes standards for the reporting of comprehensive income and its components in a financial statement presentation. SFAS No. 130 separates comprehensive income into net income and other comprehensive income, but does not change the measurement and presentation of net income. Other comprehensive income includes certain changes in the equity of the Company which are currently recognized and presented separately in the Consolidated Statements of Stockholder's Equity, such as the change in the Translation Adjustment account. SFAS No. 130 is effective for the Company beginning in fiscal 1999.

SFAS No. 131 establishes new standards for the way companies report information about operating segments and requires that those enterprises report selected information about operating segments in the interim financial reports issued to shareholders. SFAS No. 131 is effective for the Company beginning in fiscal 1999.

5. SUBSEQUENT EVENTS

On March 5, 1998, the Company announced that it had signed a definitive agreement to purchase the Fuller's Earth absorbent business of American Colloid Co., a wholly owned subsidiary of Amcol International, for an amount approximating $14,800,000. The purchase includes a production plant and mineral reserves in Mounds, Illinois, and mineral reserves located in Paris, Tennessee, and Silver Springs, Nevada. The absorbent business has annual sales approximating $15,000,000. The Company intends to finance the acquisition through a fixed rate private debt placement. It is anticipated that the acquisition will be accounted for as a purchase; accordingly, the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values. The acquisition is expected to be completed prior to the end of the third quarter of fiscal 1998.

On March 10, 1998, the Board of Directors of the Company authorized the repurchase of 342,241 Class B shares from a director of the Company at $15 per share. This share repurchase completes the Company's authorizations for further stock repurchases at this time.

                                  Page -8-

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 1998 COMPARED TO SIX
MONTHS ENDED JANUARY 31, 1997
-----------------------------

RESULTS OF OPERATIONS
---------------------

Total Company net sales for the six months ended January 31, 1998 were $80,661,000, a decrease of 3.2% from net sales of $83,317,000 in the first six months of fiscal 1997. This decrease was primarily due to exiting the transportation business. Transportation sales for the first half of fiscal 1997 were $3,867,000 compared to $2,373,000 in the first half of the current year. Excluding transportation, sales declined 1.5% in the first half of fiscal 1998 versus fiscal 1997. Net income for the first six months of fiscal 1998 was $1,776,000 or $0.28 per share, compared to $4,194,000 or $0.63 per share earned in the first half of fiscal 1997. The decrease was primarily due to a restructuring charge recorded in the second quarter of fiscal 1998. The restructuring charge, which covered the costs of exiting the transportation business and writing off certain non-performing assets, reduced income before income taxes by $3,129,000, net income by $2,237,000, and earnings per share by $0.36 for the six months ended January 31, 1998.

Net sales of cat box absorbents decreased $1,440,000, or 2.8% from prior year amounts, due in part to increased levels of promotional activity by the Company's competitors and a program by a major customer to reduce on-hand inventory levels. Net sales of agricultural and fluids purification products increased $404,000, or 2.1%, from the comparable period in fiscal 1997. The higher sales resulted from an increased demand for fluids purification products in the United Kingdom. Net sales of industrial and environmental sorbents were comparable to prior year levels. Net sales of transportation services decreased $1,494,000 or 38.6% from the second quarter of fiscal 1997 due to the exiting from this business in November 1997.

Consolidated gross profit as a percentage of net sales for the six months ended January 31, 1998 increased to 31.2% from 31.1% in the comparable period of fiscal 1997.

Operating expenses as a percentage of net sales increased to 27.1% in the first six months of fiscal 1998 from 23.2% in the same period of fiscal 1997. This increase is primarily due to a pre-tax charge of $3,129,000 recorded in the second quarter of fiscal 1998 for the restructuring reserve.

Interest expense decreased $116,000 and interest income decreased $84,000.

The Company's effective tax rate was 28.5% of pre-tax income in the first half of both fiscal 1998 and fiscal 1997.

The assets of the Company decreased $1,322,000 during the first half of fiscal 1998. Current assets increased $1,407,000, or 3.0%, from fiscal 1997 year end balances primarily due to increased accounts receivable, prepaid expenses, and inventories, partially offset by lower cash and cash equivalents. Property, plant and equipment, net of accumulated depreciation, decreased $1,592,000 during the first half due to the write-off of non-performing assets against the restructuring reserve and depreciation expense exceeding capital expenditures.

Total liabilities in the six months ended January 31, 1998 increased $926,000, or 2.5%, due primarily to the restructuring reserve recorded in the second quarter of this year. Current liabilities increased $709,000 or 4.5% from July 31, 1997 balances, also due to the restructuring reserve.


                                  Page -9-

EXPECTATIONS
------------

The Company anticipates sales during the remainder of fiscal 1998 will be at about the same level as sales in the comparable period of fiscal 1997 after taking into account the approximately $2 million per quarter of backhaul revenue previously generated by the Company's transportation business, which was divested on November 21, 1997. Moderately higher sales of cat box absorbents and fluid purification products should substantially offset the lost backhaul revenue. However, sales growth of cat box absorbents is subject to continuing competition for shelf space in the grocery, mass merchandiser and club markets. Demand for AGSORB carriers and Pure-Flo fluids purification products are expected to show slight improvement through the remainder of the fiscal year. Furthermore, the purchase of the Fuller's Earth business of American Colloid Co. will result in additional sales of cat box absorbents, agricultural carriers and industrial absorbents after the acquisition is completed.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The current ratio decreased to 2.9 at January 31, 1998 from 3.0 at July 31, 1997. Working capital increased $698,000 during the six months ended January 31, 1998 to $31,863,000. Cash provided by operations continues to be the Company's primary source of funds to finance investing needs and financing activities. During the six months ended January 31, 1998, the balances of cash, cash equivalents and other investments decreased $3,939,000. Cash provided by operating activities of $3,315,000 was used to fund purchases of the Company's common stock ($3,053,000), capital expenditures ($2,898,000), principal payments on long term debt ($1,851,000) and pay dividends ($931,000). Total cash and investment balances held by the Company's foreign subsidiaries at January 31, 1998 and July 31, 1997 were $3,055,000 and $2,803,000 respectively.





                                  Page -10-

THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 1997
-----------------------------------

Consolidated net sales for the three months ended January 31, 1998 were $40,912,000, a decrease of $1,880,000 or 4.4%, over net sales of $42,792,000 in the second quarter of fiscal 1997. This decline was primarily due to exiting the transportation business. Transportation sales for the second quarter of fiscal 1997 were $1,831,000 compared to $447,000 this year. Excluding transportation, sales declined 1.2% in the second quarter of fiscal 1998 versus fiscal 1997. Net income for the three months ended January 31, 1998 was ($97,000) or ($0.02) per share, a decrease of 104.3% from $2,264,000, or $0.34 per share, earned in last year's quarter. The decrease was due to a restructuring charge recorded in the second quarter of fiscal 1998. The charge, which covered the costs of exiting the transportation business and writing off certain non-performing assets, reduced income before income taxes by $3,129,000, net income by $2,150,000, and earnings per share by $0.36 for the three months ended January 31, 1998.

Net sales of cat box absorbents decreased $906,000 or 3.4% from prior year amounts, due in part to increased levels of promotional activity by the Company's competitors and a program by a major customer to reduce on-hand inventory levels. Net sales of agricultural and fluids purification products increased $470,000, or 4.7% from the comparable period in fiscal 1997. The higher sales resulted from increased demand for AGSORB carriers as well as PURE-FLO Supreme fluids purification products in the United Kingdom. Net sales of industrial and environmental sorbents were comparable to last year's second quarter.

Consolidated gross profit as a percentage of net sales for the three months ended January 31, 1998 increased to 32.5% from 31.9% in the comparable period of fiscal 1997. Changes in sales mix, a Company-wide effort to reduce costs and exiting the transportation business contributed to this increase.

Operating expenses as a percentage of net sales increased to 31.8% in the second quarter of fiscal 1998 from 23.6% in the same quarter of the prior year. This increase is primarily due to the pre-tax restructuring charge of $3,129,000 recorded in the second quarter of fiscal 1998.

Interest expense decreased $87,000 while interest income decreased $45,000.

The Company's effective tax benefit rate was 17.1% of pre-tax income in the second quarter of 1998 as compared to the effective tax rate of 28.5% for the second quarter of fiscal 1997.


FOREIGN OPERATIONS
------------------

Net sales by the Company's foreign subsidiaries for the six months ended January 31, 1998 were $6,481,000, or 8.0% of total Company sales. This represents an increase of $361,000 from the same period of fiscal 1997, in which foreign subsidiary sales were $6,120,000, or 7.3% of total Company sales. Net income of the foreign subsidiaries for the first six months of fiscal 1998 was $321,000 compared with $431,000 in the same period of fiscal 1997. Identifiable assets of the Company's foreign subsidiaries as of January 31, 1998, were $11,668,000, an increase of $1,802,000 from $9,866,000 as of July
31, 1997. The increase is primarily due to higher prepaid expenses, inventories, and cash and cash equivalents.

Net sales by the Company's foreign subsidiaries for the quarter ended January 31, 1998 were $3,417,000 or 8.4% of total Company sales. This represents an increase of $298,000, or 9.6% from the same quarter in fiscal 1997, in which foreign subsidiary sales were $3,119,000, or 7.3% of total Company sales. Net income of the foreign subsidiaries for the second quarter of fiscal 1998 was $135,000 compared to $286,000 in the same period of fiscal 1997.

                                  Page -11-

Part II - Other Information

ITEM 4. (a) SUBMISSION OF MATTERS TO A VOTES OF SECURITY HOLDERS - On December
            9, 1997, the 1997 Annual Meeting of Stockholders of Oil-Dri Corporation of America was held for the purpose of considering and voting on:

            1. The election of eleven directors.

            2. An amendment to the Company's Certificate of Incorporation that would permit the Company's Board to authorize the issuance of Class B Stock in stock options or other stock grants or awards to any member of the Jaffee Family who is an employee, officer or director of the Company or any of its 50% owned subsidiaries.

            3. An amendment to the Company's 1995 Long-Term Incentive Plan to (i) permit the use of Class B Stock in stock options or other grants or awards under the Plan to Jaffee Family members who are employees or officers of the Company or any of its 50% owned subsidiaries, and (ii) authorize an additional 500,000 shares (consisting of Common Stock, Class A Common Stock, Class A Common Stock, and/or Class B Stock) for use under the Plan.

            ELECTION OF DIRECTORS

            The following schedule sets forth the results of the vote to elect directors.

            Director                Votes For                   Votes Withheld*
            --------                ---------                   ---------------
            J. Steven Cole          21,304,260                       18,120
            Arnold W. Donald        21,303,713                       18,667
            Ronald B. Gordon        21,304,260                       18,120
            Daniel S. Jaffee        21,304,156                       18,224
            Richard M. Jaffee       21,301,854                       20,526
            Robert D. Jaffee        21,303,160                       19,220
            Edgar D. Jannotta       21,304,260                       18,120
            Joseph C. Miller        21,303,060                       19,320
            Paul J. Miller          21,303,260                       19,120
            Haydn H. Murray         21,303,068                       19,312
            Allan H. Selig          21,302,860                       19,520

            *All votes withheld were common shares.

            APPROVAL OF AMENDMENT TO THE COMPANY'S CERTIFICATE OF INCORPORATION

                                      Common         Class B        Total
                                      ------         -------        -----
            Votes For:               2,257,160     17,337,020    19,594,180
            Votes Against:           1,134,853                    1,134,853
            Votes Withheld:            593,347                      593,347


            APPROVAL OF AMENDMENT TO THE OIL-DRI CORPORATION OF AMERICA 1995 LONG-TERM INCENTIVE PLAN


                                      Common         Class B        Total
                                      ------         -------        -----
            Votes For:               2,556,029     17,337,020    19,893,049
            Votes Against:             833,778                      833,778
            Votes Withheld:            595,553                      595,553


                                  Page -12-

ITEM 5. OTHER INFORMATION

        The following events are reported:

        1. Execution of a definitive agreement to acquire the Fuller's Earth business of American Colloid Co., a wholly owned subsidiary of Amcol International, filed as Exhibit 99.1 hereto and incorporated herein by reference. Press release dated March 5, 1998, filed as Exhibit 99 hereto and incorporated herein by reference.

        2.   Board of Director's approval for the Company to purchase
             342,241 shares of Class B stock from Director, Robert D. Jaffee. Press release dated March 12, 1998, filed as Exhibit 99.2 hereto and incorporated herein by reference.

ITEM 6. (a)  Exhibits: The following documents are an exhibit to this report.

                                                                        Exhibit
                                                                          Index
                                                                          -----
             Exhibit 11:   Statement Re: Computation of
                           per share earnings.                               15

             Exhibit 27:   Financial Data Schedule                           16

             Exhibit 99:   Company press release dated March 5, 1998         17

             Exhibit 99.1: Asset purchase agreement                       19-56

             Exhibit 99.2: Company press release dated March 12, 1998        57


        (b) During the quarter for which this report is filed, no reports on Form 8-K were filed.

                                  Page -13-

SIGNATURES
----------

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





Dated:  March 16, 1998













                                  Page -14-