Form 10-Q
period 1998-04-30
OIL DRI CORPORATION OF AMERICA
filed 1998-06-15
CIK 74046

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For the Quarter April 30, 1998 Commission File Number 0-8675

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


                             Yes X           No
                                ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock - 5,440,630 Shares (Including 982,760 Treasury Shares) Class B Stock - 1,794,888 Shares (Including 342,241 Treasury Shares)



                                    Page -1-

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                        APRIL 30                JULY 31
ASSETS                                                                    1998                    1997
                                                                        --------                --------

CURRENT ASSETS
Cash and Cash Equivalents                                               $  9,962                $  9,997
Investment Securities                                                      1,161                   1,544
Accounts Receivable                                                       22,739                  20,341
Allowance for Doubtful Accounts                                             (414)                   (261)
Inventories                                                               12,150                  10,604
Prepaid Expenses and Taxes                                                 6,592                   4,685
                                                                        --------                --------
                  TOTAL CURRENT ASSETS                                    52,190                  46,910
                                                                        --------                --------


PROPERTY, PLANT AND EQUIPMENT - AT COST
Cost                                                                     115,736                 114,533
Less Accumulated Depreciation and                                        (61,669)                 58,737
                                                                        --------                --------
  Amortization
                  TOTAL PROPERTY, PLANT                                   54,067                  55,796
                                                                        --------                --------
                  AND EQUIPMENT, NET


OTHER ASSETS
Investment in Subsidiary                                                  13,791                       0
Goodwill (Net of Accumulated Amortization)                                 3,942                   4,040
Deferred Income Taxes                                                      2,434                   2,446
Other                                                                      4,574                   5,366
                                                                        --------                --------
                     TOTAL OTHER ASSETS                                   24,741                  11,852
                                                                        --------                --------

TOTAL ASSETS                                                            $130,998                $114,558
                                                                        ========                ========


The accompanying notes are an integral part of the consolidated financial statements.



                                    Page -2-

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                            APRIL 30                 JULY 31
LIABILITIES & STOCKHOLDERS' EQUITY                                            1998                     1997
                                                                            ---------               ---------
CURRENT LIABILITIES
Current Maturities of Notes Payable                                         $      92               $   1,946
Accounts Payable                                                                4,225                   4,050
Dividends Payable                                                                 444                     475
Accrued Expenses                                                                7,966                   9,274
Restructuring Reserve                                                             734                       0
                                                                            ---------               ---------
                  TOTAL CURRENT LIABILITIES                                 $  13,461               $  15,745
                                                                            ---------               ---------

NONCURRENT LIABILITIES
Notes Payable                                                                  41,972                  17,052
Deferred Compensation                                                           2,801                   2,750
Other                                                                           1,910                   1,681
                                                                             --------                --------
                  TOTAL NONCURRENT LIABILITIES                                 46,683                  21,483
                                                                             --------                --------

                  TOTAL LIABILITIES                                            60,144                  37,228
                                                                             --------                --------

STOCKHOLDERS' EQUITY
Common and Class B Stock                                                          724                     724
Paid-In Capital in Excess of Par Value                                          7,698                   7,686
Restricted Unearned Stock Compensation                                            (37)                    (18)
Retained Earnings                                                              84,044                  82,243
Cumulative Translation Adjustment                                                (980)                   (907)
                                                                             --------                --------
                                                                               91,449                  89,728
Less Treasury Stock, At Cost                                                  (20,595)                (12,398)
                                                                             --------                --------
                  TOTAL STOCKHOLDERS' EQUITY                                   70,854                  77,330
                                                                             --------                --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     $130,998                $114,558
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



                                                                 FOR THE NINE MONTHS ENDED
                                                                         APRIL 30
                                                                ---------------------------
                                                                   1998            1997
                                                                -----------     -----------
NET SALES                                                       $   118,995     $   119,319
Cost Of Sales                                                        81,615          83,328
                                                                -----------     -----------
GROSS PROFIT                                                         37,380          35,991
Selling, General And Administrative Expenses                         28,550          27,372
Restructuring Expense                                                 3,129               0
                                                                -----------     -----------
INCOME FROM OPERATIONS                                                5,701           8,619

OTHER INCOME (EXPENSE)
     Interest Expense                                                (1,253)         (1,349)
     Interest Income                                                    307             456
     Other, Net                                                        (329)           (232)
                                                                -----------     -----------
         TOTAL OTHER EXPENSE, NET                                    (1,275)         (1,125)
                                                                -----------     -----------

INCOME BEFORE INCOME TAXES                                            4,426           7,494
Income Taxes                                                          1,261           2,136
                                                                -----------     -----------
NET INCOME                                                            3,165           5,358

RETAINED EARNINGS
     Balance at Beginning of Year                                    82,243          77,386
     Less Cash Dividends Declared                                     1,364           1,465
                                                                -----------     -----------

RETAINED EARNINGS - APRIL 30                                    $    84,044     $    81,279
                                                                ===========     ===========
AVERAGE SHARES OUTSTANDING                                        6,231,626       6,644,428
                                                                ===========     ===========
NET INCOME PER SHARE                                            $      0.51     $      0.81
                                                                ===========     ===========



The accompanying notes are an integral part of the consolidated financial statements.



                                    Page -4-

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                      ---------------------------
                                                      FOR THE THREE MONTHS ENDED
                                                                APRIL 30
                                                      ---------------------------
                                                          1998            1997
                                                      -----------     -----------
NET SALES                                             $    38,334     $    36,002
Cost Of Sales                                              26,148          25,938
                                                      -----------     -----------
GROSS PROFIT                                               12,186          10,064
Selling, General And Administrative Expenses                9,850           8,047
                                                      -----------     -----------
INCOME FROM OPERATIONS                                      2,336           2,017

OTHER INCOME (EXPENSE)
     Interest Expense                                        (452)           (432)
     Interest Income                                           90             155
     Other, Net                                               (32)           (112)
                                                      -----------     -----------
         TOTAL OTHER EXPENSE, NET                            (394)           (389)

INCOME BEFORE INCOME TAXES                                  1,942           1,628
Income Taxes                                                  553             464
                                                      -----------     -----------
NET INCOME                                                  1,389           1,164

AVERAGE SHARES OUTSTANDING                              6,070,282       6,582,374
                                                      ===========     ===========

NET INCOME PER SHARE                                  $      0.23     $      0.18
                                                      ===========     ===========



The accompanying notes are an integral part of the consolidated financial statements.



                                    Page -5-

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                   FOR THE NINE MONTHS ENDED
                                                                            APRIL 30
                                                                   -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                   1998         1997
                                                                     --------     --------
NET INCOME                                                           $  3,165     $  5,358

Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
     Depreciation and Amortization                                      5,676        5,670
     Restructuring Reserve                                              3,129            0
     Provision for bad debts                                              264           25
     (Increase) Decrease in:
         Accounts Receivable                                           (2,509)       1,494
         Inventories                                                   (1,546)       1,346
         Prepaid Expenses and Taxes                                    (1,907)        (944)
         Other Assets                                                     (27)        (308)
     Increase (Decrease) in:
         Accounts Payable                                                 175       (1,710)
         Accrued Expenses                                              (1,308)        (129)
         Deferred Compensation                                             51          122
         Restructuring Reserve                                         (2,395)           0
         Other                                                            229          230
                                                                     --------     --------
                TOTAL ADJUSTMENTS                                        (168)       5,796
                                                                     --------     --------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                          2,997       11,154
                                                                     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Subsidiary                                         (13,791)           0
     Capital Expenditures                                              (4,528)      (4,141)
     Proceeds from sale of property, plant and
        equipment                                                           4          555

     Dispositions of Non-Performing Assets                                781            0
     Purchases of Investment Securities                                  (528)        (315)
     Dispositions of Investment Securities                                911          400
     Proceeds from sale of Investments                                    709            0
     Other                                                                (18)        (145)
                                                                     --------     --------

     NET CASH USED IN INVESTING ACTIVITIES                            (16,460)      (3,646)
                                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of Long-Term Debt                            25,000            0
     Principal Payments on Long-Term Debt                              (1,934)      (1,627)
     Dividends Paid                                                    (1,395)      (1,485)
     Purchases of Treasury Stock                                       (8,238)      (3,804)
     Other                                                                 (5)          43
                                                                     --------     --------
     NET CASH PROVIDED BY (USED IN)FINANCING ACTIVITIES                13,428       (6,873)
                                                                     --------     --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (35)         635
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            9,997       10,114
                                                                     ========     ========
CASH AND CASH EQUIVALENTS, APRIL 30                                  $  9,962     $ 10,749
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

2.   INVENTORIES

The composition of inventories is as follows (in thousands):

                                     APRIL 30             JULY 31
                                    (UNAUDITED)          (UNAUDITED)
                                    -----------          -----------
                                       1998                 1997
                                      -------              -------
Finished goods                         $7,489               $6,684
Packaging                               3,958                3,168
Other                                     703                  752
                                      -------              -------
                                      $12,150              $10,604
                                      =======              =======

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

3.    RESTRUCTURING RESERVE

As previously disclosed, the Company divested its transportation business effective November 22, 1997. In conjunction with the divestiture, the Company recorded during the second quarter a pre-tax restructuring charge of $3,129,000 to cover the costs of exiting the transportation business ($1,443,000) and to write off certain other non-performing assets, primarily manufacturing machinery and equipment ($905,000). At April 30, 1998, $734,000 of the restructuring charges remained in Current Liabilities. A summary of the restructuring activity is presented below (in thousands):

1998 Restructuring charge                                                   $3,129
1998 Activity:
  Machinery and equipment                                                      781
  Transportation business exit costs                                           821
  Obsolete Inventory                                                           300
  Other                                                                        498
                                                                            ------
Balance at April 30, 1998                                                   $  734
                                                                            ======



                                    Page -7-

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

5.    ACQUISITION

On April 20, 1998, the Company completed the purchase of the Fuller's Earth absorbent business of American Colloid Co., a wholly owned subsidiary of Amcol International, for an amount approximating $13,865,000. The purchase includes a production plant and mineral reserves in Mounds, Illinois ("Mounds Production Company"), and mineral reserves located in Paris, Tennessee, and Silver Springs, Nevada. This absorbent business has annual sales approximating $15,000,000. The Company financed the acquisition through a fixed rate private debt placement. The acquisition will be accounted for as a purchase; accordingly, the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values as soon as they are determinable.




                                    Page -8-

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 1998 COMPARED TO NINE
MONTHS ENDED APRIL 30, 1997

RESULTS OF OPERATIONS

Total Company net sales for the nine months ended April 30, 1998 were $118,995,000, a decrease of 0.3% from net sales of $119,319,000 in the first nine months of fiscal 1997. This decrease was primarily due to exiting the transportation business. Transportation sales for the first nine months of fiscal 1997 were $5,837,000 compared to $2,372,000 in the first nine months of the current year. Excluding transportation, sales increased 2.8% in the first nine months of fiscal 1998 versus fiscal 1997. Net income for the first nine months of fiscal 1998 was $3,165,000 or $0.51 per share, compared to $5,358,000 or $0.81 per share earned in the first nine months of fiscal 1997. The decrease was primarily due to a restructuring charge recorded in the second quarter of fiscal 1998. The restructuring charge, which covered the costs of exiting the transportation business and writing off certain non-performing assets, reduced income before income taxes by $3,129,000, net income by $2,237,000, and earnings per share by $0.36 for the nine months ended April 30, 1998.

Net sales of cat box absorbents increased $1,869,000, or 2.6% from prior year amounts. Net sales of agricultural and fluids purification products increased $1,320,000 or 4.7%, from the comparable period in fiscal 1997. The higher sales resulted from an increased demand for fluids purification products in the United Kingdom. Net sales of industrial and environmental sorbents were comparable to prior year levels. Net sales of transportation services decreased $3,465,000 or 59.4% from prior year levels due to the exiting from this business in November 1997.

Consolidated gross profit as a percentage of net sales for the nine months ended April 30, 1998 increased to 31.4% from 30.2% in the comparable period of fiscal 1997. Changes in sales mix, a Company-wide effort to reduce costs and exiting the transportation business contributed to this increase.

Operating expenses as a percentage of net sales increased to 26.6% in the first nine months of fiscal 1998 from 22.9% in the same period of fiscal 1997. This increase is primarily due to a pre-tax charge of $3,129,000 recorded in the second quarter of fiscal 1998 for the restructuring reserve.

Interest expense decreased $96,000 and interest income decreased $149,000.

The Company's effective tax rate was 28.5% of pre-tax income in the first nine months of both fiscal 1998 and fiscal 1997.

The assets of the Company increased $16,440,000, or 14.4%, during the first nine months of fiscal 1998, primarily due to the acquisition of Mounds Production Company. Current assets increased $5,280,000, or 11.3%, from fiscal 1997 year end balances primarily due to increased accounts receivable, prepaid expenses, and inventories, partially offset by lower investment securities. Property, plant and equipment, net of accumulated depreciation, decreased $1,729,000 during the first nine months due to the write-off of non-performing assets against the restructuring reserve and depreciation expense exceeding capital expenditures.

Total liabilities in the nine months ended April 30, 1998 increased $22,916,000, or 61.6%, due primarily to increased notes payable related to the purchase of Mounds Production Company. Current liabilities decreased $2,284,000 or 14.5% from July 31, 1997 balances,


                                    Page -9-
primarily due to a reduction in the current maturities of notes payable as well as accrued expenses, partially offset by increased accounts payable and the balance of the restructuring reserve recorded in the second quarter.


EXPECTATIONS

The Company anticipates sales during the remainder of fiscal 1998 will be at higher levels than sales in the comparable period of fiscal 1997 due to incremental sales of cat box absorbents, agricultural carriers and industrial sorbents resulting from the April 20, 1998 acquisition of Mounds Production Co. These incremental sales will offset the loss of approximately $2 million per quarter of backhaul revenue previously generated by the Company's transportation business (exited in the second quarter of the current fiscal year) and the approximately $1.5 million per quarter of sales to Sam's Club, which recently decided to discontinue carrying the Company's cat litter product. However, sales growth of cat box absorbents is subject to continuing competition for shelf space in the grocery, mass merchandiser and club markets. Demand for AGSORB(R) carriers and Pure-Flo(R) fluids purification products are expected to show slight improvement through the remainder of the fiscal year.

The foregoing statements under this heading are "forward looking statements" within the meaning of that term in the Securities Exchange Act of 1934, as amended. Actual results may be lower than those reflected in these forward-looking statements, due primarily to: continued vigorous competition in the grocery, mass merchandiser and club markets; the level of success of new products; integration of recent acquisitions; and the cost of new product introductions and promotions in consumer markets. These forward-looking statements also involve the risk of changes in market conditions in the overall economy and, for the agricultural and fluids purification division, in the planting activity, crop quality and overall agricultural demand, including export demand.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio increased to 3.9 at April 30, 1998 from 3.0 at July 31, 1997. Working capital increased $7,564,000 during the nine months ended April 30, 1998 to $38,729,000. Cash provided by operations continues to be the Company's primary source of funds to finance ordinary investing needs and financing activities. During the nine months ended April 30, 1998, the balances of cash, cash equivalents and other investments decreased $418,000. Cash on hand at the beginning of the year of $9,997,000, cash provided by operating activities of $2,996,000 and $25,000,000 of fixed rate financing secured during the third quarter were used to fund the purchase of Mounds Production Company ($13,865,000), the purchase of the Company's common stock ($8,238,000), capital expenditures ($4,528,000), principal payments on long term debt ($1,934,000) and dividend payments ($1,395,000). The fixed rate financing was completed at 6.55%, and consists of 15-year notes having an average life of ten years. Total cash and investment balances held by the Company's foreign subsidiaries at April 30, 1998 and July 31, 1997 were $2,600,000 and $2,803,000 respectively.





                                   Page -10-

THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO
THREE MONTHS ENDED APRIL 30, 1997

Consolidated net sales for the three months ended April 30, 1998 were $38,334,000, an increase of $2,332,000 or 6.5%, over net sales of $36,002,000 in the third quarter of fiscal 1997. Excluding transportation sales, which were $1,970,000 in the third quarter of last year, sales increased 12.6% in the third quarter of fiscal 1998 versus fiscal 1997. Net income for the three months ended April 30, 1998 was $1,389,000 or $0.23 per share, an increase of 19.3% from $1,164,000, or $0.18 per share, earned in last year's quarter.

Net sales of cat box absorbents increased $3,311,000 or 16.4% from prior year amounts. Net sales of agricultural and fluids purification products increased $916,000, or 10.3% from the comparable period in fiscal 1997. The higher sales resulted from increased demand for PURE-FLO(R) Supreme fluids purification products in the United Kingdom. Net sales of industrial and environmental sorbents increased $70,000 or 1.4% from last year's third quarter.

Consolidated gross profit as a percentage of net sales for the three months ended April 30, 1998 increased to 31.8% from 28.0% in the comparable period of fiscal 1997. Changes in sales mix, a Company-wide effort to reduce costs and exiting the transportation business contributed to this increase.

Operating expenses as a percentage of net sales increased to 25.7% in the third quarter of fiscal 1998 from 22.4% in the same quarter of the prior year.

Interest expense increased $20,000 while interest income decreased $65,000.

The Company's effective tax rate was 28.5% of pre-tax income in the third quarter of both fiscal 1998 and fiscal 1997.


FOREIGN OPERATIONS


Net sales by the Company's foreign subsidiaries for the nine months ended April 30, 1998 were $10,257,000, or 8.6% of total Company sales. This represents an increase of $1,221,000 or 13.5% from the same period of fiscal 1997, in which foreign subsidiary sales were $9,036,000, or 7.6% of total Company sales. Net income of the foreign subsidiaries for the first nine months of fiscal 1998 was $465,000 compared with $431,000 in the same period of fiscal 1997. Identifiable assets of the Company's foreign subsidiaries as of April 30, 1998, were $11,692,000, an increase of $1,826,000 from $9,866,000 as of July 31, 1997. The increase is primarily due to higher fixed assets, prepaid expenses, inventories, and cash and cash equivalents.

Net sales by the Company's foreign subsidiaries for the quarter ended April 30, 1998 were $3,776,000 or 9.9% of total Company sales. This represents an increase of $860,000, or 29.5% from the same quarter in fiscal 1997, in which foreign subsidiary sales were $2,916,000, or 8.1% of total Company sales. Net income of the foreign subsidiaries for the second quarter of fiscal 1998 was $144,000 and was flat in the same period of fiscal 1997.



                                   Page -11-

6.    (a) EXHIBITS: The following documents are an exhibit to this report.

                                                                                              Exhibit
                                                                                               Index
                                                                                              -------
    Exhibit 11:       Statement Re:  Computation of per share earnings                            14
    Exhibit 27:       Financial Data Schedule                                                     15

    Exhibit (10)(m):  $25,000,000 Note Purchase Agreement dated as of April
                      15, 1998, between the Company and Teachers Insurance and
                      Annuity Association of America and CIGNA Investments, Inc.               16-78

      (b) On May 7, 1998, the Company filed a Report on Form 8-K announcing that the Company completed the purchase of the Fuller's Earth absorbent business of American Colloid Company pursuant to an Asset Purchase Agreement dated as of April 20, 1998.


                                   Page -12-

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


OIL-DRI CORPORATION OF AMERICA
  (Registrant)



BY /s/ Michael L. Goldberg
  ------------------------------
       Michael L. Goldberg
       Executive Vice President and Chief Financial Officer



BY /s/ Daniel S. Jaffee
  ------------------------------
       Daniel S. Jaffee
       President and Chief Executive Officer






Dated:  June 12, 1998







                                   Page -13-