Form 10-K
period 1998-07-31
OIL DRI CORPORATION OF AMERICA
filed 1998-10-20
CIK 74046

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the fiscal year ended July 31, 1998 Commission File No. 0-8675

                         OIL-DRI CORPORATION OF AMERICA
             (Exact name of registrant as specified in its Charter)

                         Delaware                             36-2048898
            ---------------------------------       ---------------------------
            (State or other jurisdiction of         (I.R.S. Employer identifi-
             incorporation or organization)          cation no.)


                410 North Michigan Avenue
                    Chicago, Illinois                          60611
            ---------------------------------       ---------------------------
            (Address of principal executive                  (Zip Code)
             offices)

       Registrant's telephone number, including area code: (312) 321-1515

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
                 Title of each class                     on which registered
                 -------------------                     -------------------
       Common Stock, par value $.10 per share          New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of Class)

Number of Shares of each class of Registrant's common stock outstanding as of September 30, 1998:

         Common Stock - 5,456,098 shares (including 1,031,960 treasury shares) Class B Stock - 1,779,420 shares (including 342,241 treasury shares) Class A Common Stock - 0 shares

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

Aggregate market value of Registrant's Common Stock owned by non-affiliates - $53,926,544 (based on the closing price on September 30, 1998).

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated herein by reference:

        1. Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders ("Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than November 27, 1998 (120 days after the end of Registrant's fiscal year ended July 31, 1998), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

        2. The following portions of Registrant's 1998 Annual Report to Stockholders ("Annual Report"), which is an exhibit to this Annual Report on Form 10-K, are incorporated into Parts I, II and IV of this Annual Report on Form 10-K, as indicated herein (page numbers refer to the Annual Report):

                a) Common Stock on page 36.

                b) Ten-Year Summary of Financial Data on pages 12 and 13.

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

                e) Consolidated Statements of Stockholders' Equity on page 21.

                f) Consolidated Balance Sheets on pages 18 and 19.

                g) Consolidated Statements of Cash Flows on page 22.

                h) Notes to Consolidated Financial Statements on pages 23 to 36.

                i) Independent Auditor's Report on page 37.

                j) Selected Quarterly Financial Data on page 36.

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

Certain financial information about Registrant's foreign and domestic operations is contained in Note 4 of Notes to Consolidated Financial Statements on pages 25 and 26 of the Annual Report and is incorporated herein by reference. Certain financial information on revenues from classes of similar products and services is contained in Sales Trends on page 1 of the Annual Report to Stockholders and incorporated herein by reference.

Consumer Products

The Registrant's cat litter products, in both coarse granular and fine granular clumping (scoopable) forms, are sold under the Registrant's CAT'S PRIDE(R) and LASTING PRIDE(TM) brand names, and FRESH STEP(R) brand manufactured for The Clorox Company and private label cat litters manufactured for mass merchandisers, wholesale clubs, drug chains, pet superstores and retail grocery stores. The registrant also packages and markets Cat's Pride(R) Kat Kit(TM) which contains cat litter in a disposable tray. These products are sold through independent food brokers and the Registrant's representatives to major grocery outlets such as Food Lion, Publix, Kroger, Stop and Shop, and others. LASTING PRIDE(TM) is principally sold to mass merchandisers such as Wal-Mart and K-Mart. During fiscal year 1998, the Registrant developed both traditional coarse, as well as scoopable cat litter products made from recycled paper. These products, sold under the Registrant's DUST STOPPER(TM) and SCOOP `N FLUSH(TM) brands, are expected to produce incremental sales in fiscal 1999 and years beyond.

The Registrant and The Clorox Company have long-term arrangements under which they developed FRESH STEP(R) premium-priced cat litter products. FRESH STEP(R) brand, which is owned, trademarked and marketed by The Clorox Company, utilizes the Registrant's special low density, highly absorbent clay mineral. FRESH STEP(R) contains microencapsulated odor controllers which are activated by the cat. The Registrant has a long-term exclusive right to supply The Clorox Company's requirements for FRESH STEP(R) up to certain levels. According to independently published supermarket industry reports, FRESH STEP(R) Scoopable was the largest dollar grossing branded cat litter sold through grocery chains in the United States during the year ended August 9, 1998.

Traditional coarse granular clay litters once represented approximately 98% of the market. Beginning in 1990, the cat litter market changed and traditional coarse litters are now complemented by new, fine granule clumping (scoopable) products. These clumping products have the characteristic of binding together and expanding when moisture is introduced. The Registrant's clumping cat litter is based on naturally occurring organic ingredients which are biodegradable. On an industry-wide basis, clumping cat litters have assumed market shares in excess of 49% of retail dollar sales volume in the grocery industry and 61% of retail dollar sales volume in the mass merchandiser industry in the 52 week period ended August 9, 1998, compared with 46% and 57%, respectively, in a similar period last year.

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

Transportation Services

In the second quarter of fiscal 1998, the Registrant exited the transportation business and formed a strategic alliance with CRST, who will service the majority of the Registrant's over-the-road shipping requirements.

Patents

Registrant has obtained or applied for patents for certain of its processes and products. These patents expire at various times, beginning in 1998. Patented processes and products are not material to Registrant's overall business.

Foreign

SAULAR(R), manufactured and marketed by Favorite Products Company, Ltd. (d.b.a. Oil-Dri Canada), the Registrant's wholly-owned Canadian subsidiary, is a leading brand of cat litter sold in Canada. Favorite Products Company, Ltd. also packages and markets the SAULAR KAT-KIT which contains cat litter in a disposable tray. Certain of the products sold in Canada are blends of clay and synthetic sorbent materials.

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

Backlog; Seasonality

At July 31, 1998 and 1997, Registrant's backlog of orders was approximately $7,741,000 and $3,049,000, respectively. The Registrant does not consider its clay sorbent business, taken as a whole, to be seasonal to any material extent. However, certain business activities of certain customers of the Registrant (such as agricultural) are subject to such factors as crop acreage planted and product formulation cycles.

Customers

Sales to Wal-Mart Stores, Inc. and its affiliate Sam's Club accounted for approximately 23% of the Registrant's net sales for the fiscal year ended July 31, 1998. Sales to The Clorox Company accounted for approximately 9% of the Registrant's net sales for the fiscal year ended July 31, 1998. Clorox and the Registrant are parties to a long-term supply contract. The loss of any other of Registrant's customers would not have a materially adverse effect on the Registrant.

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

Reserves

Registrant mines sorbent materials, consisting of either montmorillonite, attapulgite or diatomaceous earth on leased or owned land near its mills in Mississippi, Georgia, Illinois and Oregon, and on leased and owned land in Florida (see "Item 2- Properties" below). The Registrant estimates that its proven recoverable reserves of these sorbent materials aggregate approximately 498,205,000 tons. Based on its rate of consumption during the 1998 fiscal year, Registrant considers its proven recoverable reserves adequate to supply Registrant's needs for over 40 years. It is the Registrant's policy to attempt to add to reserves in most years, but not in the most recent year, an amount at least equal to the amount of reserves consumed in that year. Registrant has a program of exploration for additional reserves and, although reserves have increased, Registrant cannot assure that such reserves will continue to increase. The Registrant's use of these reserves will be subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. Also, requirements for environmental compliance may restrict exploration or use of lands that might otherwise be utilized as a source of reserves. During the fiscal year ended July 31, 1998, the Registrant utilized these reserves to produce substantially all of the sorbent minerals that it sold.

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

In 1998, mineral reserves on approximately 778 acres in Tennessee and 755 acres in Illinois were acquired in conjunction with the purchase of Oil-Dri, Mounds Production Company.

Mining Operations

The Registrant has conducted mining operations in Ripley, Mississippi since 1963; in Ochlocknee, Georgia since 1971; in Christmas Valley, Oregon since 1979; in Blue Mountain, Mississippi since 1989; and in Mounds, Illinois beginning in 1998.

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

The following schedule summarizes, for each of the Registrant's manufacturing facilities the net book value of land and other plant and equipment.

                                                                 PLANT AND
                                      LAND                       EQUIPMENT
                                  ------------                 ------------
Ochlocknee, Georgia                 $  1,785                     $ 15,989
Ripley, Mississippi                 $  1,513                     $ 12,856
Mounds, Illinois                    $    325                     $  8,563
Blue Mountain, Mississippi          $    939                     $  7,340
Christmas Valley, Oregon            $     68                     $    535

Employees

As of July 31, 1998, the Registrant employed 705 persons, 55 of whom were employed by the Registrant's foreign subsidiaries. The Registrant's corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 44 of the Registrant's employees in the U.S. and approximately 13 of the Registrant's employees in Canada are represented by labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered satisfactory.

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

Energy

The Registrant uses natural gas and recycled fuel oil as energy sources for the processing of its clay products. In prior years, the Registrant has switched from natural gas to fuel oil during the winter months due to the seasonal unavailability and higher cost of natural gas relative to fuel oil.

Research and Development

At the Registrant's research facility, the research and development staff develops new products and applications and improves existing products. The staff and various consultants consist of geologists, mineralogists and chemists. In the past several years, the Registrant's research efforts have resulted in a number of new sorbent products and processes including PURE-FLO(R) Supreme, PURE-FLO(R) B80, B81, PERFORM(TM), SELECT(TM) CAT'S PRIDE(R) Scoopable, LASTING PRIDE(TM), Dust Stopper(TM) and Scoop 'N Flush(TM). The technical center produces prototype samples and tests new products for customer trial and evaluation.

Registrant spent approximately $2,376,000, $2,049,000 and $2,026,000 during its fiscal years ended July 31, 1998, 1997 and 1996, respectively, for research and development. None of such research and development was customer sponsored, and all research and development costs are expensed in the year in which incurred.

Item 2. PROPERTIES

Registrant's properties are generally described below:

                                                  LAND HOLDINGS & MINERAL RESERVES
------------------------------------------------------------------------------------------------------------------------------------
                                  LAND             LAND                              PROVEN           PROBABLE
                                 OWNED            LEASED            TOTAL            RESERVES         RESERVES           TOTAL
                            --------------------------------------------------------------------------------------------------------
                                (acres)           (acres)          (acres)       (000s of tons)    (000s of tons)   (000s of tons)
------------------------------------------------------------------------------------------------------------------------------------
Florida                              537              446               983            4,512             1,092            5,604
Georgia                            1,852            1,804             3,656           44,295            10,894           55,189
Illinois                             161              598               759            9,000             6,000           15,000
Mississippi                        2,354            1,431             3,785          129,235           118,633          247,868
Nevada                               415            6,747             7,162          306,830           250,874          557,704
Oregon                               360              640             1,000               83               420              503
Tennessee                            778               --               778            4,250             4,250            8,500
                            ----------------------------------------------------------------------------------------------------
                                   6,457           11,666            18,123          498,205           392,163          890,368
                                ========         ========          ========          =======          ========         ========
------------------------------------------------------------------------------------------------------------------------------------

See "Item 1. Business-Reserves"

There are no mortgages on the property owned by Registrant. The Mississippi, Georgia, Oregon, Florida and Illinois land is used primarily for mining. Parcels of such land are also sites of mills operated by Registrant. The Illinois land also includes the site of Registrant's research and development facility. The Registrant owns approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing and packaging facility for the Registrant's Canadian subsidiary.

The Registrant's mining operations are conducted on leased or owned land. The Georgia, Illinois, Florida and Mississippi mining leases, with expiration dates ranging from 1999 to 2053, no one of which is material, generally provide for a lease term which continues as long as the Registrant pays a minimum monthly rental. This rental payment is applied against a royalty related to the number of unprocessed, or in some cases processed, tons of mineral extracted from the leased property.

The Registrant operates mills at Ripley, Mississippi, Ochlocknee, Georgia, Christmas Valley, Oregon, Blue Mountain, Mississippi and Mounds, Illinois; production and packaging plants at Laval, Quebec, Canada and Wisbech, United Kingdom; and a dog biscuit manufacturing plant in Kiel, Wisconsin. Registrant's facilities at Ripley, Mississippi; Ochlocknee, Georgia; Christmas Valley, Oregon; Mounds, Illinois; Kiel, Wisconsin; Laval, Quebec, Canada and Wisbech, United Kingdom are wholly owned by Registrant and Registrant's mill at Blue Mountain, Mississippi is owned in-part by Registrant, with the balance leased as herein after described. Registrant is a party to leases that relate to certain plant acquisition and expansion projects at the Registrant's mill at Blue Mountain, Mississippi. The Blue Mountain, Mississippi lease was entered into with The Town of Blue Mountain, Mississippi in 1988 in connection with the issuance by the Town of $7,500,000 in aggregate principal amount of industrial revenue bonds, ($5,000,000 of which has been subsequently retired), full payment of which is guaranteed by the Registrant. Upon expiration of the leases in 2008, a subsidiary of the Registrant has the right to purchase the leased property for $100 upon full payment of the bonds. The land on which the mill at Wisbech, United Kingdom is located is leased pursuant to a long-term lease arrangement with the Port Authority of Wisbech which expires in 2032. The facility in Kiel, Wisconsin is leased.

All of Registrant's domestic mills, whether owned or leased, consist of related steel frame, sheet steel covered or brick buildings of various heights, with concrete floors and storage tanks. The buildings occupy approximately 208,000 square feet at Ripley, Mississippi, 247,000 square feet at Ochlocknee, Georgia, 129,000 square feet at Mounds, Illinois, 18,000 square feet at Christmas Valley, Oregon, 16,000 square feet at Kiel, Wisconsin and 140,000 square feet at Blue Mountain, Mississippi. Registrant maintains railroad siding facilities near the Ripley, Mississippi; Ochlocknee, Georgia, Blue Mountain, Mississippi and Mounds, Illinois mills. Equipment at all mills is in good condition, well maintained and adequate for current processing levels.

All of the Registrant's foreign facilities are owned and consist of related steel frame, sheet steel covered or brick buildings of various heights, with concrete floors and storage tanks. The buildings occupy 22,500 square feet at Laval, Quebec, Canada and 66,850 square feet at Wisbech, United Kingdom.

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

Item 401(b) OF REGULATION S-K.  EXECUTIVE OFFICERS OF REGISTRANT

The following table gives certain information with respect to the Executive Officers of the Registrant.


                                                 PRINCIPAL OCCUPATION
    NAME (3)                                      FOR LAST FIVE YEARS                               AGE
    --------                                      -------------------                               ---
Richard M. Jaffee               Chairman of the Board of the Registrant; President from 1960         62
                                     to June, 1995; Chief Executive Officer from 1962 until
                                     1997.

Daniel S. Jaffee (2)            President and Chief Executive Officer of the Registrant;             34
                                     President and Chief Operating Officer from June, 1995
                                     until August , 1997; Chief Executive Officer of Favorite
                                     Products Company, Ltd., a subsidiary of the Registrant
                                     since 1990; Chief Financial Officer of the Registrant
                                     from 1990 to 1995; Group Vice President, Consumer
                                     Products of the Registrant from 1994 to 1995; Group Vice
                                     President Canadian Operations and Consumer Products -
                                     Grocery from 1992 until June, 1994.

Joseph C. Miller                Vice-Chairman of The Board of the Registrant; Senior Vice            56
                                     President for Consumer, Industrial & Environmental and
                                     Transportation from 1993 to 1995; Group Vice President
                                     for Sales, Marketing and Distribution, from 1990 to 1993.

Michael L. Goldberg             Executive Vice-President & Chief Financial Officer of the            48
                                     Registrant; Vice President & Chief Financial Officer from
                                     May, 1996 until August, 1997; Vice President &
                                     Controller, Alberto-Culver USA, Inc. from August 1991
                                     until April, 1996.

Richard V. Hardin (1)           Group Vice-President, Technology, of the Registrant.                 59

Daniel J. Jones                 Vice-President of Favorite Products Co., LTD, a subsidiary of        36
                                     the Registrant; Div. III National Sales Manager - Grocery
                                     of the Registrant 1994 to 1996; National Sales Manager,
                                     Favorite Products Co. 1990 to 1994.

Eugene W. Kiesel                Vice President & General Manager, Global Fluids Purification         41
                                     Group of the Registrant since October, 1997;
                                     Vice-President of Radian International, LLC, a subsidiary
                                     of Dow Chemical Company from July, 1996 to October, 1997;
                                     General Manager of ACS, a division of Dow Chemical
                                     Company from November, 1993 to July, 1996; Director of
                                     Gas Applications for AGA Gas, Inc. from June, 1990 to
                                     November, 1993.

Steven M. Levy                  Vice-President & General Manager, Consumer Products Group of         38
                                     the Registrant; General Manager Consumer Products Div.
                                     1995 to 1996; Miles, Inc. Director of Marketing, 1992 to
                                     1995.



The term of each executive officer expires at the 1998 Annual Meeting of the Stockholders and when his successor is elected and qualified.

(1)      Richard V. Hardin is Richard M. Jaffee's son-in-law.

(2) Daniel S. Jaffee and Richard M. Jaffee, his father, are the nephew and brother, respectively, of Robert D. Jaffee, a director of the registrant.

(3) Of the persons in this table, only Richard M. Jaffee and Daniel S. Jaffee are directors.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS

Information concerning stock prices and dividends with regard to the Common Stock of Registrant, which is traded on the New York Stock Exchange, and information concerning dividends with regard to the Class B Stock of Registrant, for which there is no established public trading market, is contained in Note 14 of the "Notes to Consolidated Financial Statements" in the Annual Report, incorporated herein by reference. No shares of Class A common stock are outstanding. Registrant's ability to pay dividends is limited by the Registrant's Credit Agreement with Harris Trust and Savings Bank dated September 21, 1994. See Note 5 of "Notes to Consolidated Financial Statements" in the Annual Report, incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

See the "Ten Year Summary of Financial Data" on pages 12 and 13 of the Annual Report, and "Financial Highlights" on page 1 incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 to 17 of the Annual Report, incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Consolidated Statements of Income," "Consolidated Statements of Stockholders' Equity," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditor's Report" on pages 18 to 37 of the Annual Report, "Ten Year Summary of Financial Data" on page 12 and 13 of the Annual Report, and "Selected Quarterly Financial Data" on page 36 of the Annual Report, incorporated herein by reference.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is (except for information in Part I, hereof, concerning executive officers) contained in the Registrant's Proxy Statement for its 1998 Annual Meeting of stockholders ("Proxy Statement") under the caption "Election of Directors" and is incorporated herein by this reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is contained in the Registrant's Proxy Statement under the captions "Executive Compensation," "Report of the Compensation and Stock Option Committees of Oil-Dri Corporation of America on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" and is incorporated herein by this reference.

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)(1) The following financial statements are contained on pages 18 to 37 of the Annual Report and are incorporated herein by this reference:

          Consolidated Balance Sheets as of July 31, 1998 (audited) and July 31, 1997 (audited).

          Consolidated Statements of Income for the fiscal years ended July 31, 1998 (audited), July 31, 1997 (audited) and July 31, 1996 (audited).

          Consolidated Statements of Stockholders' Equity for the fiscal years ended July 31, 1998 (audited), July 31, 1997 (audited) and July 31, 1996 (audited).

          Consolidated Statements of Cash Flows for the fiscal years ended July 31, 1998 (audited), July 31, 1997 (audited) and July 31, 1996
          (audited).

          Notes to Consolidated Financial Statements.

          Independent Auditor's Report.

(a)(2)    The following financial statement schedules are contained herein:

          Independent Auditor's Report on Schedules.

          Schedules to Financial Statements, as follows:

          Schedule II - Valuation and Qualifying Accounts, years ended July 31,
                         1998, 1997 and 1996.

(a)(3)    The following documents are exhibits to this Report:

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






---------------------------------
                  (1) Incorporated by reference to Exhibit (4.1) to Registrant's Registration Statement on Form S-8 (Registration No. 333-57625), made effective on June 24, 1998.

                  (2) Incorporated by reference to Exhibit (3)(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

                  (3) Incorporated by reference to Exhibit 10(f) to Registrant's Registration Statement on Form S-2 (Registration No. 2-97248) made effective on May 29, 1985.

Exhibit
 Index

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


             (10)(d)(6) Description of 1987 Executive Deferred Compensation Program.*


             (10)(e)(1)(7)  Salary Continuation Agreement dated August 1, l989 between Richard M. Jaffee and the Registrant ("1989 Agreement").*

             (10)(e)(2) Extension and Amendment, dated October 9, 1998, to the 1989 Agreement.*


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






---------------------------------
                  (4) Incorporated by reference to Exhibit 10(e)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

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

 Exhibit
 Index

               (10)(i)(11) Credit Agreement, dated as of September 21, 1994, between Registrant and Harris Trust and Savings Bank regarding $5,000,000 7.78% Term Loan Note and $5,000,000 Revolving Credit Note.


               (10)(i)(12) Credit Agreement, dated as of September 21, 1994, between Registrant and Harris Trust and Savings Bank regarding $5,000,000 7.78% Term Loan Note and $5,000,000 Revolving Credit Note.


               (10)(j)(13) The Oil-Dri Corporation of America Deferred Compensation Plan adopted November 15, 1995 and related resolution.*


               (10)(k)(14) Oil-Dri Corporation of America 1995 Long Term Incentive Plan as amended through July 31, 1998.*

               (10)(l) $10,000,000 unsecured line of credit agreement dated as of July 25, 1996 between Registrant and Harris Trust and Savings Bank incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.


               (10)(m)(15) $25,000,000 Note Purchase Agreement dated as of April 15, 1998 between the Company and Teachers Insurance and Annuity Association of America and Cigna Investments, Inc.

   23          (10)(n)      Oil-Dri Corporation of America Outside Director
                            Stock Plan effective June 9, 1998.*

   40          (11)         Statement re: computation of per share earnings.

   41          (13)         1998 Annual Report to Stockholders of Registrant.

   78          (21)         Subsidiaries of Registrant.

   79          (23)         Consent of Blackman Kallick Bartelstein, LLP.

   80          (27)         Financial Data Schedule.

               *Management contract or compensatory plan or arrangement.



----------------------------------
                  (11) Incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

                  (12) Incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

                  (13) Incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1995.

                  (14) Incorporated by reference to Exhibit 10(k)(I) to Registrant's Report on Form 8-K dated April 20, 1998.

                  (15) Incorporated by reference to Exhibit (10)(m) to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

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

                                      OIL-DRI CORPORATION OF AMERICA
                                               (Registrant)


                               By     /s/ Daniel S. Jaffee
                                 ---------------------------------------------
                                     Daniel S. Jaffee,
                                      President and Chief Executive Officer
                                            Director


         Dated:  October 20, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         /s/ Richard M. Jaffee                               October 20, 1998
         ---------------------------------------------
         Richard M. Jaffee
         Chairman of the Board of Directors


         /s/ Michael L. Goldberg                             October 20, 1998
         ---------------------------------------------
         Michael L. Goldberg
         Executive Vice President and
         Chief Financial Officer
         Principal Financial Officer


         /s/ James F. Japczyk                                October 20, 1998
         ---------------------------------------------
         James F. Japczyk
         Corporate Controller
         Principal Accounting Officer


         /s/ Robert D. Jaffee                                October 20, 1998
         ---------------------------------------------
         Robert D. Jaffee
             Director


         /s/ J. Steven Cole                                  October 20, 1998
         ---------------------------------------------
         J. Steven Cole
             Director


         /s/ Arnold W. Donald                                October 20, 1998
         ---------------------------------------------
         Arnold W. Donald
              Director

         /s/ Ronald B. Gordon                                October 20, 1998
         ---------------------------------------------
         Ronald B. Gordon
             Director


         /s/ Edgar D. Jannotta                               October 20, 1998
         ---------------------------------------------
         Edgar D. Jannotta
              Director


         /s/ Joseph C. Miller                                October 20, 1998
         ---------------------------------------------
         Joseph C. Miller
             Director


         /s/ Paul J. Miller                                  October 20, 1998
         ---------------------------------------------
         Paul J. Miller
              Director


         /s/ Haydn H. Murray                                 October 20, 1998
         ---------------------------------------------
         Haydn H. Murray
              Director


         /s/ Allan H. Selig                                  October 20, 1998
         ---------------------------------------------
         Allan H. Selig
              Director

                    INDEPENDENT AUDITOR'S REPORT ON SCHEDULES



         Board of Directors
         Oil-Dri Corporation of America
         Chicago, Illinois




         In connection with our audit of the consolidated financial statements of OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES as of July 31, 1998 and 1997 and for each of the three years in the period ended July 31, 1998, which report thereon dated September 18, 1998, is incorporated by reference in this Annual Report on Form 10-K, we also examined the financial statement schedules listed in the accompanying index at Item 14(A)(2). In our opinion, these financial statement schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.




         Blackman Kallick Bartelstein, LLP


         September 18, 1998

                 OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                    Years Ended July 31, 1998, 1997 and 1996









                                                         Additions*
                                       Balance at        Charged to                        Balance
                                        Beginning        Costs and                         at End
Description                             of Period         Expenses      Deductions**      of Period
-----------                             ---------         --------      ----------        ---------
Allowance for doubtful accounts:

Year Ended July 31, 1998                 $260,530         $201,901         $111,094        $351,337
                                         ========         ========         ========        ========
Year Ended July 31, 1997                 $225,970         $125,000         $ 90,440        $260,530
                                         ========         ========         ========        ========
Year Ended July 31, 1996                 $180,602         $202,690         $157,322        $225,970
                                         ========         ========         ========        ========


*Includes transfers from Restructuring Reserve.
**Net of recoveries.