Form 10-Q
period 1998-10-31
OIL DRI CORPORATION OF AMERICA
filed 1998-12-14
CIK 74046

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

     For the Quarter Ended October 31, 1998 Commission File Number 0-8675

                        OIL-DRI CORPORATION OF AMERICA
                        ------------------------------
            (Exact name of registrant as specified in its charter)


                      DELAWARE                     36-2048898
            -------------------------------    ------------------
            (State or other jurisdiction of     (I.R.S. Employer
            Incorporation or organization)     Identification No.)


              410 North Michigan Avenue
                  Chicago, Illinois                   60611
       ----------------------------------------     ----------
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

Common Stock - 5,456,098 Shares (Including 1,042,260 Treasury Shares) Class B Stock - 1,779,420 Shares (Including 342,241 Treasury Shares)

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                              ----------------------------------
                                                 OCTOBER 31        JULY 31
ASSETS                                              1998             1998
                                              ----------------------------------

CURRENT ASSETS
--------------
Cash and Cash Equivalents                         $  6,878         $  9,410
Investment Securities                                1,193            1,173
Accounts Receivable                                 26,728           24,561
Allowance for Doubtful Accounts                       (396)            (351)
Inventories                                         13,062           13,258
Prepaid Expenses and Taxes                           6,042            5,558
                                                  --------         --------
            TOTAL CURRENT ASSETS                    53,507           53,609
                                                  --------         --------


PROPERTY, PLANT AND EQUIPMENT - AT COST
---------------------------------------
Cost                                               127,592          126,378
Less Accumulated Depreciation and
  Amortization                                     (65,472)         (63,493)
                                                  --------         --------
            TOTAL PROPERTY, PLANT
            AND EQUIPMENT, NET                      62,120           62,885
                                                  --------         --------


OTHER ASSETS
------------
Goodwill & Intangibles (Net of
  Accumulated Amortization)                          9,616            8,963
Deferred Income Taxes                                3,740            3,697
Other                                                4,309            5,061
                                                  --------         --------
             TOTAL OTHER ASSETS                     17,665           17,721
                                                  --------         --------

TOTAL ASSETS                                      $133,292         $134,215
                                                  ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                            ---------------------------------
                                              OCTOBER 31        JULY 31
LIABILITIES & STOCKHOLDERS' EQUITY               1998             1998
                                            ---------------------------------
CURRENT LIABILITIES
-------------------
Current Maturities of Notes Payable            $   2,083       $   2,084
Accounts Payable                                   3,961           4,416
Income Taxes Payable                                 420              --
Dividends Payable                                    439             444
Accrued Expenses                                   8,207          10,024
Special Charge Reserve                               358             358
                                               ---------       ---------
            TOTAL CURRENT LIABILITIES             15,468          17,326
                                               ---------       ---------

NONCURRENT LIABILITIES
----------------------
Notes Payable                                     39,976          39,976
Deferred Compensation                              3,133           3,174
Other                                              2,094           1,931
                                               ---------       ---------
            TOTAL NONCURRENT LIABILITIES          45,203          45,081
                                               ---------       ---------
            TOTAL LIABILITIES                     60,671          62,407
                                               ---------       ---------
STOCKHOLDERS' EQUITY
--------------------
Common and Class B Stock                             724             724
Paid-In Capital in Excess of Par Value             7,702           7,702
Restricted Unearned Stock Compensation               (40)            (51)
Retained Earnings                                 86,747          85,158
Cumulative Translation Adjustment                 (1,180)         (1,151)
                                               ---------       ---------
                                                  93,953          92,382
Less Treasury Stock, At Cost                     (21,332)        (20,574)
                                               ---------       ---------
            TOTAL STOCKHOLDERS' EQUITY            72,621          71,808
                                               ---------       ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $ 133,292       $ 134,215
                                               =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                (UNAUDITED)

                                                ------------------------------
                                                  FOR THE THREE MONTHS ENDED
                                                          OCTOBER 31
                                                 ------------------------------
                                                      1998           1997
                                                 ------------------------------
NET SALES                                          $   43,670     $   39,749
Cost Of Sales                                          29,585         27,851
                                                   ----------     ----------
GROSS PROFIT                                           14,085         11,898
Selling, General And Administrative Expenses           10,576          8,825
                                                   ----------     ----------
INCOME FROM OPERATIONS                                  3,509          3,073

OTHER INCOME (EXPENSE)
   Interest Expense                                      (792)          (439)
   Interest Income                                        144            112
   Other, Net                                             (25)          (146)
                                                   -----------    ----------
      TOTAL OTHER EXPENSE, NET                           (673)          (473)
                                                   -----------    ----------

INCOME BEFORE INCOME TAXES                              2,836          2,600
Income Taxes                                              808            728
                                                   ----------     ----------
NET INCOME                                              2,028          1,872

RETAINED EARNINGS
   Balance at Beginning of Year                        85,158         82,243
   Less Cash Dividends Declared                           439            455
                                                   ----------     ----------

RETAINED EARNINGS - OCTOBER 31                     $   86,747     $   83,660
                                                   ==========     ==========
AVERAGE SHARES OUTSTANDING                              5,929          6,327
                                                   ==========     ==========
NET INCOME PER SHARE                               $     0.34     $     0.30
                                                   ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                   ----------------------------
                                                     FOR THE THREE MONTHS ENDED
                                                             OCTOBER 31
                                                    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                    1998          1997
------------------------------------                ----------------------------
NET INCOME                                          $   2,028     $   1,872
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation and Amortization                        2,140         1,920
   Provision for bad debts                                 44           (20)
   (Increase) Decrease in:
      Accounts Receivable                              (2,166)       (2,992)
      Inventories                                         196          (387)
      Prepaid Expenses and Taxes                         (484)          (24)
      Deferred Income Taxes                               (43)           --
      Other Assets                                        (14)           21
   Increase (Decrease) in:
      Accounts Payable                                   (454)          388
      Income Taxes Payable                                420            --
      Accrued Expenses                                 (1,817)       (2,061)
      Deferred Compensation                               (41)          (27)
      Other                                               163            89
                                                    ---------     ---------
           TOTAL ADJUSTMENTS                           (2,056)       (3,093)
                                                    ---------     ---------
   NET CASH USED IN OPERATING ACTIVITIES                  (28)       (1,221)
                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Capital Expenditures                                (1,269)       (1,218)
   Proceeds from sale of property, plant and
     equipment                                             --             4
   Purchases of Investment Securities                    (548)         (190)
   Dispositions of Investment Securities                  528           181
   Other                                                   --           (18)
                                                    ---------     ---------
   NET CASH USED IN INVESTING ACTIVITIES               (1,289)       (1,241)
                                                    ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Principal Payments on Long-Term Debt                    (2)           (3)
   Dividends Paid                                        (444)         (466)
   Purchases of Treasury Stock                           (758)       (2,970)
   Other                                                  (11)            4
                                                    ---------     ---------
   NET CASH USED IN FINANCING ACTIVITIES               (1,215)       (3,435)
                                                    ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (2,532)       (5,897)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            9,410         9,997
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS, OCTOBER 31               $   6,878     $   4,100
                                                    =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



1. BASIS OF STATEMENT PRESENTATION

The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 1998, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. INVENTORIES

The composition of inventories is as follows (in thousands):

                               -----------------------------
                                 OCTOBER 31      JULY 31
                                (UNAUDITED)    (UNAUDITED)
                               -----------------------------
                                    1998          1998
                               -----------------------------

Finished goods                     $  7,809       $  7,935
Packaging                             4,029          4,220
Other                                 1,224          1,103
                                   --------       --------
                                   $ 13,062       $ 13,258
                                   ========       ========

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

3.    SPECIAL CHARGE

The Company recorded a pre-tax special charge of $3,129,000 during the second quarter of last year to cover the cost of exiting the transportation business ($1,508,000), to write off certain other non-performing assets ($932,000), and to cover other exit costs ($689,000). The transportation business exit costs consisted primarily of trailer rehabilitation, employee severance, and professional fees. None of these items was individually significant. At October 31, 1998, $359,000 of the special charges remained in current liabilities.
A summary of the balance sheet activity for both years is presented below (in thousands):

Reserve Balance at January 31, 1998               $  3,129
Fiscal year 1998 activity:
  Transportation business exit costs                 1,440
  Write-off of non-performing assets                   808
  Other exit costs                                     523
                                                  --------
Balance at July 31 and October 31, 1998           $    358
                                                  ========

4.  NEW ACCOUNTING PRONOUNCEMENTS

The company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" during the second quarter of 1998. This standard prescribes the methods of calculating basic and diluted earnings per share and requires dual presentation of these amounts on the face of the income statement. As the calculation of basic and diluted earnings per share resulted in the same amount, only one earnings per share amount has been reported for all periods presented.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" were issued. SFAS No. 130 establishes standards for the reporting of comprehensive income and its components in a financial statement presentation. SFAS No. 130 separates comprehensive income into net income and other comprehensive income, but does not change the measurement and presentation of net income. Other comprehensive income includes certain changes in the equity of the Company which are currently recognized and presented separately in the Consolidated Statements of Stockholders' Equity, such as the change in the Cumulative Translation Adjustment account. The Company will adopt SFAS No. 130 in the fourth quarter of fiscal 1999.

SFAS No. 131 establishes new standards for the way companies report information about operating segments and requires that those enterprises report selected information about operating segments in the financial reports issued to shareholders. The Company will adopt SFAS No. 131 in the fourth quarter of fiscal 1999.

5.  ACQUISITION

On April 20, 1998, the Company completed the purchase of the Fuller's Earth absorbent business of American Colloid Co., a wholly owned subsidiary of Amcol International, for $14,657,000 including transaction expenses. The purchase includes a production plant and mineral reserves in Mounds, Illinois (Oil-Dri

Mounds Production Company), and mineral reserves located in Paris, Tennessee, and Silver Springs, Nevada. The business has annual sales approximating $15,000,000. The Company financed the acquisition through a fixed-rate private debt placement. The acquisition was accounted for as a purchase, with the excess purchase price over fair market value of the underlying assets allocated to intangibles, including supply contracts and non-compete covenants. These intangibles are being amortized over 15 years.


MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 1997
-----------------------------------

RESULTS OF OPERATIONS
---------------------

Consolidated net sales for the three months ended October 31, 1998 were $43,670,000, an increase of $3,921,000 or 9.9%, over net sales of $39,749,000 in the first quarter of fiscal 1998. Excluding the $1,926,000 of fiscal 1998 first quarter sales of the transportation business, which was divested last year, sales increased 15.5% in the first quarter of fiscal 1999 versus fiscal 1998. Net income for the three months ended October 31, 1998 was $2,028,000 or $0.34 per share, an increase of 8.3% from $1,872,000, or $0.30 per share, earned in last year's quarter.

Net sales of pet products increased $3,175,000 or 13.3% from prior year amounts, primarily due to incremental sales from Oil-Dri Mounds Production Company, partially offset by the loss of sales to Sam's Club, which decided to discontinue carrying the Company's cat litter products. Net sales of agricultural and fluids purification products increased $1,686,000, or 18.6% from the comparable period in fiscal 1998. The higher sales resulted from increased demand for AGSORB(R) products and the family of animal health and nutrition products, as well as increased demand for PURE-FLO(R) products in the United Kingdom. Net sales of industrial and environmental sorbents increased $1,064,000 or 21.9% from last year's first quarter, also due in part to last year's acquisition of Oil-Dri Mounds Production Company.

Consolidated gross profit as a percentage of net sales for the three months ended October 31, 1998 increased to 32.3% from 29.9% in the comparable period of fiscal 1998. Changes in sales mix, a Company-wide effort to reduce costs and exiting the transportation business contributed to this increase.

Operating expenses as a percentage of net sales increased to 24.2% in the first quarter of fiscal 1999 from 22.2% in the same quarter of the prior year due primarily to advertising expenses related to the introduction of paper cat litter products.

Interest expense increased $353,000 due to the fixed-rate financing secured during the third quarter of fiscal 1998, which was used to fund the purchase of Oil-Dri Mounds Production Company, while interest income increased $32,000.

The Company's effective tax rate was 28.5% of pre-tax income in the first quarter of fiscal 1999 versus 28.0% in fiscal 1998.

The assets of the Company decreased $923,000 or 0.7% during the first quarter of fiscal 1999. Current assets decreased $102,000 or 0.2% from fiscal 1998 year end balances primarily due to decreased cash and cash equivalents, partially offset by higher accounts receivable. Property, plant and equipment, net of accumulated depreciation, decreased $765,000 or 1.2% during the first quarter due to depreciation expense exceeding capital expenditures.

Total liabilities in the quarter ended October 31, 1998 decreased $1,736,000 or 2.8% primarily due to lower advertising related accruals. Current liabilities decreased $1,858,000 or 10.7% from July 31, 1998 balances, also due to lower advertising related accruals.

EXPECTATIONS
------------

The Company anticipates sales during the remainder of fiscal 1999 will be higher than sales in the comparable period of fiscal 1998. Sales of branded cat box absorbents are expected to increase moderately as existing products and new product introductions gain incremental distribution. Sales of private label cat box absorbents, agricultural carriers, and industrial sorbents in the rest of fiscal 1999 are also expected to be at higher levels than the comparable period of fiscal 1998 due to incremental sales resulting from the April 20, 1998 acquisition of Oil-Dri Mounds Production Company. However, sales growth of cat box absorbents is subject to continuing competition for shelf space in the grocery, mass merchandiser and club markets. Sales of the Company's fluids purification products are also expected to increase moderately throughout the remainder of the fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The current ratio increased to 3.5 at October 31, 1998 from 3.1 at July 31, 1998. Working capital increased $1,756,000 during the three months ended October 31, 1998 to $38,039,000. Cash provided by operations continues to be the Company's primary source of funds to finance investing needs and financing activities. During the three months ended October 31, 1998 the balances of cash, cash equivalents and other investments decreased $2,512,000 primarily due to capital expenditures ($1,269,000), purchases of the Company's common stock ($758,000), and payment of dividends ($444,000). Total cash and investment balances held by the Company's foreign subsidiaries at October 31, 1998 and July 31, 1998 were $3,261,000 and $3,350,000 respectively.

FOREIGN OPERATIONS
------------------

Net sales by the Company's foreign subsidiaries for the three months ended October 31, 1998 were $4,056,000, or 9.3% of total Company sales. This represents an increase of $992,000 or 32.4% from the same period of fiscal

1998, in which foreign subsidiary sales were $3,064,000, or 7.7% of total Company sales. This increase is due primarily to an increased demand for PURE-FLO(R) products in the United Kingdom, as discussed above. Net income of the foreign subsidiaries for the first three months of fiscal 1999 was $207,000 compared with $186,000 in the same period of fiscal 1998. Identifiable assets of the Company's foreign subsidiaries as of October 31, 1998, were $11,528,000, an increase of $996,000 from $10,532,000 as of October 31, 1998. The increase is primarily due to higher fixed assets and cash and cash equivalents.

YEAR 2000
---------

The Year 2000 (Y2K) issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond 1999, which could cause a system failure or application errors, leading to disruptions in operations. The Company has completed an internal review of all systems to determine major areas of exposure to Y2K issues, and most of these issues have been resolved. In addition, third parties with whom there are systems interaction are being surveyed to assess Y2K compliance, or if contingency plans will become necessary. The cost of Y2K issue resolution will not have a material adverse impact on the Company's financial statements, and it is anticipated that the Company's computer systems will be Y2K-compliant by July 31, 1999.

6. (a) EXHIBITS: The following documents are an exhibit to this report.

                                                                         Exhibit
                                                                           Index
           Exhibit 11:   Statement Re:  Computation of per share earnings    13
           Exhibit 27:   Financial Data Schedule                             14

     (b) During the quarter for which this report is filed, no reports on Form 8-K were filed.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
     (Registrant)



BY /S/MICHAEL L. GOLDBERG
  -----------------------------
      Michael L. Goldberg
      Executive Vice President, Chief Financial Officer and Corporate Secretary



BY /S/DANIEL S. JAFFEE
  -----------------------------
      Daniel S. Jaffee
      President and Chief Executive Officer






Dated:  December 15, 1998