Form 10-Q
period 1999-01-31
OIL DRI CORPORATION OF AMERICA
filed 1999-03-16
CIK 74046

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

     For the Quarter Ended January 31, 1999 Commission File Number 0-8675

                        OIL-DRI CORPORATION OF AMERICA
            (Exact name of registrant as specified in its charter)


                        DELAWARE                      36-2048898
             -------------------------------       ----------------
             (State or other jurisdiction of       (I.R.S. Employer
              Incorporation or organization)        Identification No.)


              410 North Michigan Avenue
                  Chicago, Illinois                      60611
       ----------------------------------------       ----------
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

Common Stock - 5,470,252 Shares (Including 1,067,460 Treasury Shares) Class B Stock - 1,765,266 Shares (Including 342,241 Treasury Shares)

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                              ----------------------------------
                                                 JANUARY 31        JULY 31
ASSETS                                              1999             1998
                                              ----------------------------------
CURRENT ASSETS
Cash and Cash Equivalents                         $  7,399         $  9,410
Investment Securities                                1,225            1,173
Accounts Receivable                                 28,341           24,561
Allowance for Doubtful Accounts                       (387)            (351)
Inventories                                         13,025           13,258
Prepaid Expenses and Taxes                           6,102            5,558
                                                  --------         --------
            TOTAL CURRENT ASSETS                    55,705           53,609
                                                  --------         --------


PROPERTY, PLANT AND EQUIPMENT - AT COST
Cost                                               129,853          126,378
Less Accumulated Depreciation and
  Amortization                                     (67,447)         (63,493)
                                                  --------         --------
            TOTAL PROPERTY, PLANT
            AND EQUIPMENT, NET                      62,406           62,885
                                                  --------         --------


OTHER ASSETS
Goodwill & Intangibles (Net of
  Accumulated Amortization)                          9,571            8,963
7Deferred Income Taxes                                3,740            3,697
Other                                                4,783            5,061
                                                  --------         --------
             TOTAL OTHER ASSETS                     18,094           17,721
                                                  --------         --------

TOTAL ASSETS                                      $136,205         $134,215
                                                  ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                            ---------------------------------
                                              JANUARY 31        JULY 31
LIABILITIES & STOCKHOLDERS' EQUITY               1999             1998
                                            ---------------------------------
CURRENT LIABILITIES
-------------------
Current Maturities of Notes Payable            $   3,280       $   2,084
Accounts Payable                                   4,093           4,416
Dividends Payable                                    492             444
Accrued Expenses                                   9,621          10,024
Special Charge Reserve                               296             358
                                               ---------       ---------
            TOTAL CURRENT LIABILITIES             17,782          17,326
                                               ---------       ---------

NONCURRENT LIABILITIES
Notes Payable                                     39,130          39,976
Deferred Compensation                              3,048           3,174
Other                                              2,213           1,931
                                               ---------       ---------
            TOTAL NONCURRENT LIABILITIES          44,391          45,081
                                               ---------       ---------
            TOTAL LIABILITIES                     62,173          62,407
                                               ---------       ---------

STOCKHOLDERS' EQUITY
Common and Class B Stock                             724             724
Paid-In Capital in Excess of Par Value             7,702           7,702
Restricted Unearned Stock Compensation               (29)            (51)
Retained Earnings                                 88,531          85,158
Cumulative Translation Adjustment                 (1,191)         (1,151)
                                               ---------       ---------
                                                  95,737          92,382
Less Treasury Stock, At Cost                     (21,705)        (20,574)
                                               ---------       ---------
            TOTAL STOCKHOLDERS' EQUITY            74,032          71,808
                                               ---------       ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $ 136,205       $ 134,215
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


                                                               -----------------------------------
                                                                    FOR THE SIX MONTHS ENDED
                                                                           JANUARY 31
                                                               -----------------------------------
                                                               ----------------- -----------------
                                                                     1999              1998

                                                               ----------------- -----------------

NET SALES                                                           $   91,105        $   80,661
Cost Of Sales                                                           61,812            55,467
                                                                    ----------        ----------
GROSS PROFIT                                                            29,293            25,194
Selling, General And Administrative Expenses                            21,961            18,700
Special Charge                                                              --             3,129
                                                                    ----------        ----------
INCOME FROM OPERATIONS                                                   7,332             3,365

OTHER INCOME (EXPENSE)
    Interest Expense                                                    (1,594)             (801)
    Interest Income                                                        260               217
    Other, Net                                                              21              (297)
                                                                    ----------        ----------
        TOTAL OTHER EXPENSE, NET                                        (1,313)             (881)
                                                                    ----------        ----------

INCOME BEFORE INCOME TAXES                                               6,019             2,484
Income Taxes                                                             1,715               708
                                                                    ----------        ----------
NET INCOME                                                               4,304             1,776

RETAINED EARNINGS
    Balance at Beginning of Year                                        85,158            82,243
    Less Cash Dividends Declared                                           948               920
                                                                    ----------        ----------

RETAINED EARNINGS - JANUARY 31                                      $   88,514        $   83,099
                                                                    ==========        ==========
NET INCOME PER SHARE:
  BASIC                                                             $     0.73        $     0.28
                                                                    ==========        ==========
  DILUTIVE                                                          $     0.72        $     0.28
                                                                    ==========        ==========
AVERAGE SHARES OUTSTANDING:
  BASIC                                                                  5,862             6,267
                                                                    ==========        ==========
  DILUTIVE                                                              5,979             6,308
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


                                                               -----------------------------------
                                                                   FOR THE THREE MONTHS ENDED
                                                                           JANUARY 31
                                                               -----------------------------------
                                                               ----------------- -----------------
                                                                     1999              1998

                                                               ----------------- -----------------

NET SALES                                                           $   47,435        $   40,912
Cost Of Sales                                                           32,227            27,616
                                                                    ----------        ----------
GROSS PROFIT                                                            15,208            13,296
Selling, General And Administrative Expenses                            11,385             9,875
Special Charge                                                              --             3,129
                                                                    ----------        ----------
INCOME FROM OPERATIONS                                                   3,823               292

OTHER INCOME (EXPENSE)
    Interest Expense                                                      (802)             (362)
    Interest Income                                                        116               105
    Other, Net                                                              46              (152)
                                                                    ----------        ----------
        TOTAL OTHER EXPENSE, NET                                          (640)             (409)
                                                                    ----------        ----------

INCOME BEFORE INCOME TAXES                                               3,183              (117)
Income Tax Expense (Benefit)                                               907               (20)
                                                                    ----------        ----------
NET INCOME (LOSS)                                                        2,276               (97)

NET INCOME (LOSS) PER SHARE:
  BASIC                                                             $     0.39        $    (0.02)
                                                                    ==========        ==========
  DILUTIVE                                                          $     0.38        $    (0.02)
                                                                    ==========        ==========
AVERAGE SHARES OUTSTANDING:
  BASIC                                                                  5,843             6,259
                                                                    ==========        ==========
  DILUTIVE                                                               6,055             6,286
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

                       OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS OF DOLLARS)
                                        (UNAUDITED)

                                                                     ---------------------------------
                                                                         FOR THE SIX MONTHS ENDED
                                                                                JANUARY 31
                                                                     ---------------------------------
                                                                     ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                      1999             1998
------------------------------------
                                                                     ---------------- ----------------
NET INCOME                                                                 $   4,304        $   1,776

Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                              4,261            3,844
    Non-cash special charges                                                      --            2,389
    Provision for bad debts                                                       39               34
    (Increase) Decrease in:
        Accounts Receivable                                                   (3,783)          (3,433)
        Inventories                                                              233             (896)
        Prepaid Expenses and Taxes                                              (544)          (1,501)
        Deferred Income Taxes                                                    (43)              12
        Other Assets                                                            (556)             (25)
    Increase (Decrease) in:
        Accounts Payable                                                        (322)             813
        Accrued Expenses                                                        (402)             898
        Deferred Compensation                                                   (126)              15
        Special Charge Reserve                                                   (62)              --
        Other                                                                    281              202
                                                                           ---------        ---------
             TOTAL ADJUSTMENTS                                                (1,024)           2,352
                                                                           ---------        ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                  3,280            4,128
                                                                           ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures                                                      (3,565)          (2,898)
    Proceeds from sale of property, plant and equipment                           22                4
    Purchases of Investment Securities                                        (1,225)            (190)
    Dispositions of Investment Securities                                      1,173              181
    Proceeds from sale of Investments                                             --              709
    Other                                                                        (14)             (18)
                                                                           ---------        ---------
    NET CASH USED IN INVESTING ACTIVITIES                                     (3,609)          (2,212)

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal Payments on Long-Term Debt                                         (51)          (1,851)
    Proceeds from Issuance of Long-Term Debt                                     400               --
    Dividends Paid                                                              (883)            (931)
    Purchases of Treasury Stock                                               (1,131)          (3,053)
    Other                                                                        (17)             (29)
                                                                           ---------        ---------
    NET CASH USED IN FINANCING ACTIVITIES                                     (1,682)          (5,864)
                                                                           ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (2,011)          (3,948)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   9,410            9,997
                                                                           ---------        ---------
CASH AND CASH EQUIVALENTS, JANUARY 31                                      $   7,399        $   6,049
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

2. INVENTORIES

The composition of inventories is as follows (in thousands):

                                         -----------------------------
                                           JANUARY 31      JULY 31
                                          (UNAUDITED)    (UNAUDITED)
                                         -----------------------------
                                              1999          1998
                                         -----------------------------
          Finished goods                     $  7,568       $  7,935
          Packaging                             4,149          4,220
          Other                                 1,308          1,103
                                             --------       --------
                                             $ 13,025       $ 13,258
                                             ========       ========

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

3.    SPECIAL CHARGE

The Company recorded a pre-tax special charge of $3,129,000 during the second quarter of last year to cover the cost of exiting the transportation business ($1,508,000), to write off certain other non-performing assets ($932,000), and to cover other exit costs ($689,000). The transportation business exit costs consisted primarily of trailer rehabilitation, employee severance, and professional fees. None of these items was individually significant. At January 31, 1999, $296,000 of the special charges remained in current liabilities. A summary of the balance sheet activity for both years is presented below (in thousands):


          Reserve Balance at January 31, 1998                 $ 3,129
          Fiscal year 1998 activity:
            Transportation business exit costs                  1,440
            Write-off of non-performing assets                    808
            Other exit costs                                      523
                                                             --------
          Balance at July 31, 1998                                358

          Fiscal Year 1999 activity:
            Transportation and business exit costs                 74
            Write-off of non-performing assets                    (12)
            Other exit costs                                        0
                                                             --------
          Balance at January 31, 1999                         $   296
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


MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 1999 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 1998

RESULTS OF OPERATIONS

Consolidated net sales for the six months ended January 31, 1999 were $91,105,000, an increase of $10,444,444 or 12.9%, over net sales of $80,661,000 in the first six months of fiscal 1998. Excluding the $2,373,000 of fiscal 1998 sales from the transportation business, which was divested last year, sales increased 16.4% in the first six months of fiscal 1999 versus fiscal 1998. Net income for the six months ended January 31, 1999 was $4,304,000, an increase of $2,528,000 or 142.3% from $1,776,000 earned in last year's first six months. Basic net income per share for the six months ended January 31, 1999 was $0.73 and diluted net income per share was $0.72, versus $0.28 per share (basic and diluted) earned in the same period last year. A significant portion of the year-to-year increase in earnings and earnings per share was due to a special charge recorded in the second quarter of fiscal 1998 to cover the costs of exiting the transportation business and writing off certain non-performing assets. This charge reduced income before taxes by $3,129,000, net income by $2,237,000 and earnings per share by $0.36 for the six months ended January 31, 1998.

Net sales of pet products increased $9,229,000 or 18.8% from prior year amounts, primarily due to incremental sales from Oil-Dri Mounds Production Company, partially offset by the loss of sales to Sam's Club, which decided to discontinue carrying the Company's cat litter products in fiscal 1998. Net sales of agricultural and fluids purification products increased $1,654,000 or 8.5% from the comparable period in fiscal 1998. The higher sales resulted from increased demand for the family of animal health and nutrition products, as well as increased demand for PURE-FLO(R) products in the United Kingdom. Net sales of industrial and environmental sorbents increased $1,994,000 or 20.6% from last year's first six months due to incremental sales from last year's acquisition of Oil-Dri Mounds Production Company.

Consolidated gross profit as a percentage of net sales for the six months ended January 31, 1999 increased to 32.2% from 31.2% in the comparable period of fiscal 1998. Changes in sales mix, a Company-wide effort to reduce costs and exiting the transportation business contributed to this increase.

Operating expenses as a percentage of net sales decreased to 24.1% in the first six months of fiscal 1999 from 27.1% in the same period of the prior year due to the pre-tax special charge of $3,129,000 recorded in the second quarter of fiscal 1998.

Interest expense increased $793,000 due to the fixed-rate financing secured during the third quarter of fiscal 1998, which was used to fund the purchase of Oil-Dri Mounds Production Company.

The Company's effective tax rate was 28.5% of pre-tax income in the first six months of fiscal 1999 and fiscal 1998.

The assets of the Company increased $1,990,000 or 1.5% during the first six months of fiscal 1999. Current assets increased $2,096,000 or 3.9% from fiscal 1998 year end balances primarily due to increased accounts receivable. Property, plant and equipment, net of accumulated depreciation, decreased $479,000 or 0.8% during the first six months due to depreciation expense exceeding capital expenditures.

Total liabilities in the six months ended January 31, 1999 decreased $234,000 or 0.4% primarily due to decreases in accounts payable and advertising related accruals, partially offset by the acquisition of $400,000 of new long-term debt. Current liabilities increased $456,000 or 2.6% from July 31, 1998 balances, due to increased current maturities of notes payable, partially offset by the decrease in accounts payable and advertising related accruals.

EXPECTATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

The current ratio was 3.1 at January 31, 1999 and July 31, 1998. Working capital increased $1,640,000 during the six months ended January 31, 1999 to $37,923,000. Cash provided by operations continues to be the Company's primary source of funds to finance ordinary investing needs and financing activities. During the six months ended January 31, 1999 the balances of cash, cash equivalents and other investments decreased $1,959,000. Cash provided by operating activities of $3,280,000 and $400,000 of newly acquired long-term debt were used to fund capital expenditures ($3,565,000), purchases of the Company's common stock ($1,131,000), and payment of dividends ($883,000). Total cash and investment balances held by the Company's foreign subsidiaries at January 31, 1999 and July 31, 1998 were $2,493,000 and $3,350,000 respectively.


THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 1998

Consolidated net sales for the three months ended January 31, 1999 were $47,435,000, an increase of $6,523,000 or 15.9%, over net sales of $40,912,000 in the second quarter of fiscal 1998. Excluding transportation sales of $447,000 in the second quarter of fiscal 1998, sales increased 17.2% for fiscal 1999 versus fiscal 1998. Net income for the three months ended January 31, 1999 was $2,276,000, an increase of $2,373,000 from ($97,000)
earned in last year's quarter. Basic net income per share for the three months ended January 31, 1999 was $0.39 and diluted net income per share was $0.38, versus ($0.02) per share (basic and diluted) earned in the same period last year. A significant portion of the year-to-year increase in earnings and earnings per share was due to a special charge recorded in the second quarter of fiscal 1998 to cover the costs of exiting the transportation business and writing off certain non-performing assets. This charge reduced income before income taxes by $3,129,000, net income by $2,237,000 and earnings per share by $0.36 for the three months ended January 31, 1998.

Net sales of pet products increased $6,053,000 or 24.0% from prior year amounts, for the same reasons previously discussed in the six-month comparison of results. Net sales of agricultural and fluids purification products decreased $31,000 or 0.3% from the comparable period in fiscal
1998. The lower sales resulted from decreased demand in the quarter for the family of animal health and nutrition products, partially offset by increased demand for PURE-FLO(R) and ULTRA CLEAR(R) products. Net sales of industrial and environmental sorbents increased $930,000 or 19.4% from last year's second quarter for the same reasons discussed previously in the six-month comparison of results.

Consolidated gross profit as a percentage of net sales for the three months ended January 31, 1999 decreased to 32.1% from 32.5% in the comparable period of fiscal 1998 due to differences in the sales mix for the second quarter of fiscal 1999 versus 1998.

Operating expenses as a percentage of net sales decreased to 24.0% in the second quarter of fiscal 1999 from 31.8% in the same quarter of the prior year. This decrease is due to the pre-tax special charge of $3,129,000 recorded in the second quarter of fiscal 1998.

Interest expense increased $440,000, primarily due to the fixed-rate financing secured during the third quarter of fiscal 1998.

The Company's effective tax benefit rate was 28.5% of pre-tax income in the second quarter of 1999 as compared to an effective tax rate of 17.1% for the second quarter of fiscal 1998.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries for the six months ended January 31, 1999 were $7,697,000, or 8.4% of total Company sales. This represents an increase of $1,216,000 or 18.8% from the same period of fiscal 1998, in which foreign subsidiary sales were $6,481,000, or 8.0% of total Company sales. This increase is due primarily to an increased demand for PURE-FLO(R) products in the United Kingdom. Net income of the foreign subsidiaries for the first six months of fiscal 1999 was $280,000, a decrease of $41,000 or 12.8% from $321,000 earned in the same period of fiscal 1998. This decrease was primarily due to unfavorable changes in sales mix. Identifiable assets of the Company's foreign subsidiaries as of January 31, 1999 were $11,129,000, a decrease of $539,000 from $11,668,000 as of January 31, 1998, due primarily to decreased levels of cash and investment balances.

Net sales by the Company's foreign subsidiaries for the quarter ended January 31, 1999 were $3,641,000 or 7.7% of total Company sales. This represents an increase of $224,000, or 6.5% from the same quarter in fiscal 1998, in which foreign subsidiary sales were $3,417,000 or 8.4% of total Company sales. Net income of the foreign subsidiaries for the second quarter of fiscal 1999 was $73,000, a decrease of $62,000 or 45.9% from $135,000 earned in the same period of fiscal 1998, for the same reason discussed above.

YEAR 2000

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

PART II - Other Information

ITEM 4.  (a)  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  On
              December 8, 1998, the 1998 Annual Meeting of Stockholders of Oil-Dri Corporation of America was held for the purpose of considering and voting on:

              1.   The election of ten directors.

              ELECTION OF DIRECTORS

              The following schedule sets forth the results of the vote to elect directors.

              DIRECTOR                         VOTES FOR     VOTES WITHHELD*
              --------                         ---------     ---------------
              J. Steven Cole                   18,266,898         23,538
              Arnold W. Donald                 18,265,946         24,490
              Ronald B. Gordon                 18,266,898         23,538
              Daniel S. Jaffee                 18,266,898         23,538
              Richard M. Jaffee                18,266,898         23,538
              Edgar D. Jannotta                18,266,898         23,538
              Joseph C. Miller                 18,266,898         23,538
              Paul J. Miller                   18,266,898         23,538
              Haydn H. Murray                  18,266,898         23,538
              Allan H. Selig                   18,266,898         23,538

              *All votes withheld were common shares.

ITEM 6.  (a)  EXHIBITS:  The following documents are an exhibit to this report.
                                                                         Exhibit
                                                                           Index

               Exhibit 11:       Statement Re:  Computation of per           15
                                 share earnings
               Exhibit 27:       Financial Data Schedule                     16
               Exhibit (10)(q):  Split Dollar Life Insurance              17-31
                                 Agreements dated February 26, 1999.
               Exhibit (10)(j):  The Oil-Dri Corporation of America       32-42
                                 Deferred Compensation Plan as
                                 amended and restated effective
                                 January 1, 1999.*
               Exhibit (10)(o):  $15,000,000 unsecured line of credit    43-104
                                 agreement dated January 29, 1999
                                 between the Company and Harris Trust
                                 and Savings Bank.
               Exhibit (10)(p):  $15,000,000 unsecured,                 105-111
                                 uncommitted line of credit agreement
                                 dated January 29, 1999 between the
                                 Company and Harris Trust and Savings
                                 Bank.

               *Management contract or compensatory plan or arrangement

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






   Dated:  March 16, 1999