Form 10-Q
period 1999-04-30
OIL DRI CORPORATION OF AMERICA
filed 1999-06-11
CIK 74046

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549

                             FORM 10-Q

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

 For the Quarter Ended April 30, 1999 Commission File Number 0-8675

                   OIL-DRI CORPORATION OF AMERICA
       (Exact name of registrant as specified in its charter)


                   DELAWARE                      36-2048898
       -------------------------------        -------------------
       (State or other jurisdiction of        (I.R.S. Employer
        Incorporation or organization)         Identification No.)


        410 North Michigan Avenue
            Chicago, Illinois                       60611
   --------------------------------------        ---------
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

Common Stock - 5,470,252 Shares (Including 1,092,160 Treasury Shares) Class B Stock - 1,765,266 Shares (Including 342,241 Treasury Shares)

           OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS OF DOLLARS)
                             (UNAUDITED)

                                              -----------------------
                                               April 30    July 31
ASSETS                                           1999        1998
                                              -----------------------
CURRENT ASSETS
Cash and Cash Equivalents                      $  4,983   $  9,410
Investment Securities                             1,225      1,173
Accounts Receivable                              25,271     24,561
Allowance for Doubtful Accounts                    (383)      (351)
Inventories                                      15,016     13,258
Prepaid Expenses and Taxes                        5,962      5,558
                                               --------   --------
         Total Current Assets                    52,074     53,609
                                               --------   --------

PROPERTY, PLANT AND EQUIPMENT - AT COST
Cost                                            132,056    126,378
Less Accumulated Depreciation and
  Amortization                                  (69,354)   (63,493)
                                               --------   --------
         TOTAL PROPERTY, PLANT
         AND EQUIPMENT, NET                      62,702     62,885
                                               --------   --------

OTHER ASSETS
Goodwill & Intangibles (Net of Accumulated
  Amortization)                                   9,899      8,963
Deferred Income Taxes                             3,736      3,697
Other                                             4,908      5,061
                                               --------   --------
             TOTAL OTHER ASSETS                  18,543     17,721
                                               --------   --------

TOTAL ASSETS                                   $133,319   $134,215
                                               ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

           OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS OF DOLLARS)
                             (UNAUDITED)

                                 -------------------------
                                   APRIL 30     JULY 31
LIABILITIES & STOCKHOLDERS'          1999        1998
EQUITY                           -------------------------
CURRENT LIABILITIES
-------------------
Current Maturities of Notes
  Payable                         $  3,277    $  2,084
Accounts Payable                     3,651       4,416
Dividends Payable                      490         444
Accrued Expenses                     7,212      10,024
Special Charge Reserve                 225         358
                                  --------    --------
         TOTAL CURRENT
         LIABILITIES                14,855      17,326
                                  --------    --------

NONCURRENT LIABILITIES
Notes Payable                       39,050      39,976
Deferred Compensation                3,108       3,174
Other                                1,867       1,931
                                  --------    --------
         TOTAL NONCURRENT
         LIABILITIES                44,025      45,081
                                  --------    --------

         TOTAL LIABILITIES          58,880      62,407
                                  --------    --------

STOCKHOLDERS' EQUITY
Common and Class B Stock               724         724
Paid-In Capital in Excess of
  Par Value                          7,702       7,702
Restricted Unearned Stock              (19)        (51)
Compensation
Retained Earnings                   89,236      85,158
Cumulative Translation
  Adjustment                        (1,128)     (1,151)
                                  --------    --------
                                    96,515      92,382
Less Treasury Stock, At Cost       (22,076)    (20,574)
                                  --------    --------
         TOTAL STOCKHOLDERS'
         EQUITY                     74,439      71,808
                                  --------    --------

         TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY     $133,319    $134,215
                                  ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

          OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
           (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                           (UNAUDITED)

                                       -----------------------
                                        FOR THE NINE MONTHS
                                               ENDED
                                              APRIL 30
                                       -----------------------
                                          1999        1998
                                       -----------------------
NET SALES                               $133,510    $118,995
Cost Of Sales                             91,202      81,615
                                        --------    --------
GROSS PROFIT                              42,308      37,380
Selling, General And Administrative
  Expenses                                32,704      28,550
Special Charge                                --       3,129
                                        --------    --------
INCOME FROM OPERATIONS                     9,604       5,701

OTHER INCOME (EXPENSE)
   Interest Expense                       (2,401)     (1,253)
   Interest Income                           385         307
   Other, Net                                103        (329)
                                        --------    --------
     TOTAL OTHER EXPENSE, NET             (1,913)     (1,275)
                                        --------    --------

INCOME BEFORE INCOME TAXES                 7,691       4,426
Income Taxes                               2,192       1,261
                                        --------    --------
NET INCOME                                 5,499       3,165

RETAINED EARNINGS
   Balance at Beginning of Year           85,158      82,243
   Less Cash Dividends Declared            1,421       1,364
                                        --------    --------

RETAINED EARNINGS - APRIL 30            $ 89,236    $ 84,044
                                        ========    ========
NET INCOME PER SHARE:
  BASIC                                   $ 0.94      $ 0.51
                                          ======      ======
  DILUTIVE                                $ 0.92      $ 0.51
                                          ======      ======
AVBASIC SHARES OUTSTANDING:                5,846       6,197
                                          ======      ======
  DILUTIVE                                 5,995       6,232
                                          ======      ======

The accompanying notes are an integral part of the consolidated financial statements.

          OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
           (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                           (UNAUDITED)

                                       -----------------------
                                        FOR THE THREE MONTHS
                                               ENDED
                                              APRIL 30
                                       -----------------------
                                          1999        1998
                                       -----------------------
NET SALES                              $   42,405  $   38,334
Cost Of Sales                              29,390      26,148
                                       ----------  ----------
GROSS PROFIT                               13,015      12,186
Selling, General And Administrative
  Expenses                                 10,743       9,850
                                       ----------  ----------
INCOME FROM OPERATIONS                      2,272       2,336

OTHER INCOME (EXPENSE)
   Interest Expense                          (807)       (452)
   Interest Income                            125          90
   Other, Net                                  82         (32)
                                       ----------   ---------
     TOTAL OTHER EXPENSE, NET                (600)       (394)
                                       ----------  ----------
INCOME BEFORE INCOME TAXES                  1,672       1,942
   Income Tax Expense                         477         553
                                       ----------  ----------
NET INCOME                                  1,195       1,389

NET INCOME PER SHARE:
  BASIC                                    $ 0.21      $ 0.23
                                           ======      ======
  DILUTIVE                                 $ 0.20      $ 0.23
                                           ======      ======

AVERAGE SHARES OUTSTANDING:
  BASIC                                     5,813       6,053
                                           ======      ======
  DILUTIVE                                  6,036       6,070
                                           ======      ======

The accompanying notes are an integral part of the consolidated financial statements.

           OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS OF DOLLARS)
                            (UNAUDITED)

                                            ---------------------
                                            FOR THE NINE MONTHS
                                                   ENDED
                                                  APRIL 30
                                            ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES          1999       1998
------------------------------------
                                            ---------------------

NET INCOME                                  $  5,499    $  3,165

Adjustments to Reconcile Net Income To
  Cash Provided by Operating Activities:
   Depreciation and Amortization               6,311       5,676
   Non-cash special charges                       --       2,231
   Provision for bad debts                        33          64
   (Increase) Decrease in:
      Accounts Receivable                       (711)     (2,459)
      Inventories                             (1,758)     (1,273)
      Prepaid Expenses and Taxes                (404)     (1,907)
      Deferred Income Taxes                      (39)         12
      Other Assets                              (678)       (305)
   Increase (Decrease) in:
      Accounts Payable                          (764)        175
      Accrued Expenses                        (2,812)     (1,309)
      Deferred Compensation                      (66)         51
      Special Charge Reserve                    (133)         --
      Other                                      (64)        229
                                            --------    --------
        TOTAL ADJUSTMENTS                     (1,085)      1,185
                                            --------    --------
   NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                  4,414       4,350
                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                       (6,200)    (4,528)
   Proceeds from sale of property, plant
    and equipment                                 22          4
   Purchases of Investment Securities         (1,225)      (528)
   Dispositions of Investment Securities       1,173        911
   Proceeds from sale of Investments              --        709
   Purchase of Mounds Production Company
    Assets                                        --    (14,363)
   Other                                         (14)       (18)
                                            --------   --------
   NET CASH USED IN INVESTING ACTIVITIES      (6,244)   (17,813)
                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Issuance of
    Long-Term Debt                               400     25,000
   Principal Payments on Long-Term Debt         (134)    (1,934)
   Dividends Paid                             (1,375)    (1,395)
   Purchases of Treasury Stock                (1,502)    (8,238)
   Other                                          14         (5)
                                            --------   --------
   NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES                       (2,597)    13,428

NET DECREASE IN CASH AND CASH EQUIVALENTS     (4,427)       (35)
CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                       9,410      9,997
                                            --------   --------
CASH AND CASH EQUIVALENTS, APRIL 30         $  4,983   $  9,962
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

2. INVENTORIES

The composition of inventories is as follows (in thousands):

                        ----------------------
                         APRIL 30   JULY 31
                        (UNAUDITED)(AUDITED)
                        ----------------------
                           1999       1998
                        ----------------------
Finished goods            $ 9,131    $ 7,935
Packaging                   4,305      4,220
Other                       1,580      1,103
                          -------    -------
                          $15,016    $13,258

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

3.   SPECIAL CHARGE

The Company recorded a pre-tax special charge of $3,129,000 during the second quarter of last year to cover the cost of exiting the transportation business ($1,508,000), to write off certain other non-performing assets ($932,000), and to cover other exit costs ($689,000). The transportation business exit costs consisted primarily of trailer rehabilitation, employee severance, and professional fees. None of these items was individually significant. At April 30, 1999, $225,000 of the special charges remained in current liabilities. A summary of the balance sheet activity for both years is presented below (in thousands):

      Reserve Balance at April 30, 1998             $ 3,129
      Fiscal year 1998 activity:
          Transportation business exit costs          1,440
          Write-off of non-performing assets            808
          Other exit costs                              523
                                                    -------
      Balance at July 31, 1998                          358

      Fiscal Year 1999 activity:
          Transportation and business exit costs        145
          Write-off of non-performing assets            (12)
          Other exit costs                                0
                                                    -------
      Balance at April 30, 1999                     $   225
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


MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 1999 COMPARED TO
NINE MONTHS ENDED APRIL 30, 1998

RESULTS OF OPERATIONS

Consolidated net sales for the nine months ended April 30, 1999 were $133,510,000, an increase of $14,515,000 or 12.2%, over net sales of
$118,995,000 in the first nine months of fiscal 1998. Excluding the $2,372,000 of fiscal 1998 sales from the transportation business, which was divested last year, sales increased 14.5% in the first nine months of fiscal 1999 versus fiscal 1998. Net income for the nine months ended April 30, 1999 was $5,499,000, an increase of $2,334,000 or 73.7% from $3,165,000 earned in last year's first nine months. Basic net income per share for the nine months ended April 30, 1999 was $0.94 and diluted net income per share was $0.92, versus $0.51 per share (basic and diluted) earned in the same period last year. A significant portion of the year-to-year increase in earnings and earnings per share was due to a special charge recorded in the second quarter of fiscal 1998 to cover the costs of exiting the transportation business and writing off certain non-performing assets. This charge reduced income before taxes by $3,129,000, net income by $2,237,000 and earnings per share by $0.36 for the nine months ended April 30, 1998.

Net sales of pet products increased $11,903,000 or 16.4% from prior year amounts, primarily due to incremental sales from Oil-Dri Mounds Production Company, partially offset by the loss of sales to Sam's Club, which decided to discontinue carrying the Company's cat litter products in fiscal 1998. Net sales of agricultural products increased $2,101,000 or 12.8% from the comparable period in fiscal 1998. The higher sales resulted from increased demand for the family of animal health and nutrition products. Net sales of fluids purification products increased $869,000 or 7.1% from prior year due to increased demand for PURE-FLO(R) products in the United Kingdom. Net sales of industrial and environmental sorbents increased $2,842,000 or 19.4% from last year's first nine months due to incremental sales from last year's acquisition of Oil-Dri Mounds Production Company.

Consolidated gross profit as a percentage of net sales for the nine months ended April 30, 1999 increased to 31.7% from 31.4% in the comparable period of fiscal 1998. Changes in sales mix, a Company-wide effort to reduce costs and exiting the transportation business contributed to this increase.

Operating expenses as a percentage of net sales decreased to 24.5% in the first nine months of fiscal 1999 from 26.6% in the same period of the prior year primarily due to the pre-tax special charge of $3,129,000 recorded in the second quarter of fiscal 1998, partially offset by increased advertising expenses for new pet products.

Interest expense increased $1,148,000 due to the fixed-rate financing secured during the third quarter of fiscal 1998, which was used to fund the purchase of Oil-Dri Mounds Production Company.

The Company's effective tax rate was 28.5% of pre-tax income in the first nine months of fiscal 1999 and fiscal 1998.

The assets of the Company decreased $896,000 or 0.7% during the first nine months of fiscal 1999. Current assets decreased $1,535,000 or 2.9% from fiscal 1998 year end balances primarily due to decreased cash and cash equivalents, partially offset by increases in accounts receivable and inventory balances.
Property, plant and equipment, net of accumulated depreciation, decreased $183,000 or 0.3% during the first nine months due to depreciation expense exceeding capital expenditures.

Total liabilities in the nine months ended April 30, 1999 decreased $3,527,000 or 5.7% primarily due to decreases in accounts payable and advertising and freight related accruals. Current liabilities decreased $2,471,000 or 14.3% from July 31, 1998 balances, due to decreases in accounts payable and advertising and freight related accruals, partially offset by current maturities of notes payable.

EXPECTATIONS

The Company anticipates sales in the last three months of fiscal 1999 will likely decrease from sales levels achieved during the comparable period of the prior year due to lapping the acquisition of the fuller's earth absorbent business of American Colloid Co. ("Mounds Production Company") which was completed during the third quarter of fiscal 1998 and walking away from certain low margin business associated with the acquisition Sales of branded cat box absorbents are expected to increase moderately as existing products and new product introductions gain incremental distribution. Sales of private label cat box absorbents are expected to be down as the Company eliminates certain low margin business acquired in the acquisition. However, sales growth of cat box absorbents is subject to continuing competition for shelf space in the grocery, mass merchandiser and club markets. Sales of agricultural carriers and industrial sorbents in the rest of fiscal 1999 are expected to be flat compared to fiscal 1998. Sales of the company's fluid purification products are expected to increase moderately throughout the remainder of the fiscal year.

The foregoing statements under this heading are "forward looking statements" within the meaning of that term in the Securities Exchange Act of 1934, as amended. Actual results may be lower than those reflected in these forward-looking-statements, due primarily to continued vigorous competition in the grocery, mass merchandiser and club markets; the level of success of new products; and the cost of new product introductions and promotions in consumer markets. These forward-looking-statements also involve risk of changes in market conditions in the overall economy and, for agricultural and fluids purification products, in the planting activity, crop quality and overall agricultural demand, including export demand.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio increased to 3.5 at April 30, 1999 from 3.1 at July 31, 1998. Working capital increased $936,000 during the nine months ended April 30, 1999 to $37,219,000. Cash provided by operations continues to be the Company's primary source of funds to finance ordinary investing needs and financing activities. During the nine months ended April 30, 1999 the balances of cash, cash equivalents and other investments decreased $4,375,000. Cash provided by operating activities of $4,414,000 and cash on hand were used to fund capital expenditures ($6,200,000), purchases of the Company's common stock ($1,502,000), and payment of dividends ($1,375,000). Total cash and investment balances held by the Company's foreign subsidiaries at April 30, 1999 and July 31, 1998 were $2,504,000 and $3,350,000 respectively.


THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO
THREE MONTHS ENDED APRIL 30, 1998

Consolidated net sales for the three months ended April 30, 1999 were $42,405,000, an increase of $4,071,000 or 10.6%, over net sales of $38,334,000 in the third quarter of fiscal 1998. Net income for the three months ended April 30, 1999 was $1,195,000, a decrease of $194,000 from $1,389,000 earned in last year's quarter. Basic net income per share for the three months ended April 30, 1999 was $0.21 and diluted net income per share was $0.20, versus $0.23 per share (basic and diluted) earned in the same period last year.

Net sales of pet products increased $2,674,000 or 11.4% from prior year amounts, for the same reasons previously discussed in the nine-month comparison of results. However, Oil-Dri Canada had a very difficult quarter caused by shortages of a critical raw material which also significantly increased manufacturing costs. At the same time, competition put pressure on margins, and some planned sales did not materialize due to customer consolidation in Canada.

Net sales of agricultural products increased $1,127,000 or 21.9% from the comparable period in fiscal 1998. The higher sales resulted from increased demand for AGSORB(R) products and the family of animal health and nutrition products. Net sales of fluid purification products decreased $242,000 or 5.5% from prior year due to decreased demand for bleaching clay in Europe due to a higher quality oil crop this year. Net sales of industrial and environmental sorbents increased $848,000 or 17.0% from last year's third quarter for the same reasons discussed previously in the nine-month comparison of results.

Consolidated gross profit as a percentage of net sales for the three months ended April 30, 1999 decreased to 30.7% From 31.8% in the comparable period of fiscal 1998 due to differences in the sales mix for the third quarter of fiscal 1999 versus 1998.

Operating expenses as a percentage of net sales decreased to 25.3% in the third quarter of fiscal 1999 from 25.7% in the same quarter of the prior year. This decrease is due to a company-wide effort to reduce costs.

Interest expense increased $355,000, primarily due to the fixed-rate financing secured during the third quarter of fiscal 1998.

The company's effective tax rate was 28.5% Of pre-tax income in the third quarter of 1999 and 1998.


FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries for the nine months ended April 30, 1999 were $11,150,000, or 8.4% of total Company sales. This represents an increase of $893,000 or 8.7% from the same period of fiscal 1998, in which foreign subsidiary sales were $10,257,000, or 8.6% of total Company sales. This increase is due primarily to an increased demand for PURE-FLO(R) products in the United Kingdom. Net income of the foreign subsidiaries for the first nine months of fiscal 1999 was $360,000, a decrease of $105,000 or 22.6% form $465,000, earned in the same period of fiscal 1998. This decrease was primarily due to unfavorable changes in sales mix. Identifiable assets of the Company's foreign subsidiaries as of April 30, 1999 were $11,041,000, a decrease of $627,000 from $11,668,000 as of July 31,
1998, due primarily to decreased levels of cash and investment balances.

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

ITEM 6. (a) EXHIBITS:  The following documents are an exhibit to this report:
                                                       Exhibit
                                                         Index

            Exhibit 11:  Statement Re:  Computation of      15
                         per share earnings
            Exhibit 27:  Financial Data Schedule            16

        (b) During the quarter for which this report is filed, no reports on Form 8-K were filed.

   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   OIL-DRI CORPORATION OF AMERICA
    (Registrant)



   BY /S/ MICHAEL L. GOLDBERG
     -------------------------------
     Michael L. Goldberg
     Executive Vice President, Chief Financial Officer and Corporate Secretary



   BY /S/ DANIEL S. JAFFEE
     -------------------------------
     Daniel S. Jaffee
     President and Chief Executive Officer






   Dated:  June 11, 1999