Form 10-K405
period 1999-07-31
OIL DRI CORPORATION OF AMERICA
filed 1999-10-21
CIK 74046

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED JULY 31, 1999 COMMISSION FILE NO. 0-8675

                            ------------------------

                         OIL-DRI CORPORATION OF AMERICA
             (Exact name of registrant as specified in its Charter)


                 DELAWARE                                36-2048898
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

        410 NORTH MICHIGAN AVENUE
            CHICAGO, ILLINOIS                               60611
 (Address of principal executive offices)                (Zip Code)

     The Registrant's telephone number, including area code: (312) 321-1515


          Securities registered pursuant to Section 12(b) of the Act:


                                         NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS              ON WHICH REGISTERED
         -------------------             ---------------------

Common Stock, par value $.10 per share   New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

     Number of Shares of each class of the Registrant's Common Stock outstanding as of September 30, 1999:

          Common Stock -- 5,470,252 shares (including 1,173,470 treasury shares) Class B Stock -- 1,765,266 shares (including 342,241 treasury shares) Class A Common Stock -- 0 shares

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes  X   No
                                    ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Registrant's Common Stock owned by non-affiliates -- $60,270,139 (based on the closing price on September 30, 1999).

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference:

     1. The Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders ("Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than November 28, 1999 (120 days after the end of the Registrant's fiscal year ended July 31, 1999), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

                                    CONTENTS

                                                                         PAGE
                                                                         ----
                                    PART I
ITEM 1:    Business....................................................    4-9
ITEM 2:    Properties..................................................   9-10
ITEM 3:    Legal Proceedings...........................................     10
ITEM 4:    Submission Of Matters To A Vote Of Security Holders.........     10
EXECUTIVE OFFICERS OF THE COMPANY......................................     11

                                   PART II
ITEM 5:    Market For Registrant's Common Equity And Related
           Shareholder Matters.........................................     12
ITEM 6:    Selected Financial Data.....................................  14-15
ITEM 7:    Management Discussion And Analysis Of Financial Condition
           And The Results Of Operations...............................  16-19
ITEM 7A:   Quantitative And Qualitative Disclosures About Market
           Risk........................................................     19
ITEM 8:    Financial Statements And Supplementary Data.................  20-40
ITEM 9:    Changes In And Disagreements With Accountants On Accounting
           And Financial Disclosure....................................     40

                                   PART III
ITEM 10:   Directors And Executive Officers Of The Registrant..........     41
ITEM 11:   Executive Compensation......................................     41
ITEM 12:   Security Ownership Of Certain Beneficial Owners And
           Management..................................................     41
ITEM 13:   Certain Relationships And Related Transactions..............     41

                                   PART IV
ITEM 14:   Exhibits, Financial Statement Schedule, And Reports On Form
           8-K.........................................................  42-44
SIGNATURES.............................................................  45-46
INDEPENDENT AUDITOR'S REPORT ON SCHEDULES..............................     47
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS.......................     48
EXHIBIT INDEX..........................................................     49

                                     PART I

ITEM 1. BUSINESS

     Oil-Dri Corporation of America was incorporated in 1969 in Delaware as the successor to an Illinois corporation incorporated in 1946 which was the successor to a partnership which commenced business in 1941. Except as otherwise indicated herein or as the context otherwise requires, references herein to "Registrant" or to "Company" are to Oil-Dri Corporation of America and its subsidiaries. The Registrant is a leader in developing, manufacturing and marketing sorbent products and related services for the consumer, fluids purification, agricultural, and industrial and automotive markets. The Registrant's products are principally produced from clay minerals and, to a lesser extent, other sorbent materials. Consumer products, consisting primarily of cat litter, are sold through the grocery products industry, mass merchandisers, warehouse clubs, and pet specialty retail outlets. Fluids purification products, consisting primarily of bleaching, filtration and clarification clays, are sold to processors and refiners of edible and petroleum-based oils. Agricultural products, which include carriers for crop protection chemicals and fertilizers, drying agents, soil conditioners, pellet binders for animal feeds and flowability aids, are sold to manufacturers of agricultural chemicals and distributors of other agricultural products. Industrial and automotive products, consisting primarily of oil, grease and water sorbents (both clay and non-clay), are sold to distributors of industrial cleanup and automotive products, environmental service companies, and retail outlets.

     The Registrant's sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of the Registrant's absorbent products are CAT'S PRIDE(R) Premium cat litter and other cat litters, OIL-DRI ALL PURPOSE(R) clay floor absorbent and AGSORB(R) granular agricultural chemical carriers.

     Adsorbent products attract liquids, impurities, metals and surfactants to themselves and form low level chemical bonds. The Registrant's adsorbents are used for cleanup and filtration mediums. The Registrant's adsorbent products include OIL-DRI LITE(R) sorbents for industrial cleanup, PURE-FLO(R), PURE-FLO(R) Supreme, PERFORM(TM) and SELECT(TM) bleaching clays for edible oils, fats and tallows, and ULTRA-CLEAR(R) clarification aids for petroleum-based oils and by-products.

     The Registrant has pursued a strategy of developing value-added and branded products for consumer, fluids purification, agricultural and industrial and automotive uses, where the Registrant's marketing and research and development capabilities can play important roles. The Registrant's products are sold through its specialized divisional sales staffs supported by technical service representatives and through a network of industrial distributors and food brokers. The Registrant maintains its own research and development facility and staff.

     Certain financial information on segments is contained in Note 4 of the "Notes to Consolidated Financial Statements," incorporated herein by reference. Information concerning total revenue of classes of similar products accounting for more than 10% of consolidated revenues in any of the last three fiscal years is not separately provided because it is the same as the information on net sales of segments furnished in Note 4 of the "Notes to Consolidated Financial Statements."

     Certain financial information about the Registrant's foreign and domestic operations is contained in Note 5 of the "Notes to Consolidated Financial Statements," incorporated herein by reference.

Consumer Products

     The Registrant's cat litter products, in both coarse granular and fine granular clumping (scoopable) forms, are sold under the Registrant's CAT'S PRIDE(R) and LASTING PRIDE(TM) brand names, FRESH STEP(R) brand manufactured for The Clorox Company and private label cat litters manufactured for mass merchandisers, wholesale clubs, drug chains, pet superstores and retail grocery stores. Alternative litters, made from recycled paper, are sold under the DUST STOPPER(TM)(coarse) and SCOOP 'N FLUSH(TM) (scoopable) brands and are marketed through similar channels. The Registrant also packages and markets CAT'S PRIDE(R) KAT KIT(TM) cat litter in a disposable tray. These products are sold through independent food brokers and the Registrant's representatives to major grocery outlets such as Publix, Kroger, Stop and Shop, and others. LASTING PRIDE(TM) cat litter is principally sold to mass merchandisers such as Wal-Mart and K-Mart.

     The Registrant and The Clorox Company have long-term arrangements under which they developed FRESH STEP(R) premium-priced cat litter products. FRESH STEP(R) brand, which is owned, trademarked and marketed by The Clorox Company, utilizes the Registrant's special low density, highly absorbent clay mineral. FRESH STEP(R) cat litter contains microencapsulated odor controllers which are activated by the cat. The Registrant has a long-term exclusive right to supply The Clorox Company's requirements for FRESH STEP(R) coarse cat litter up to certain levels. According to independently published supermarket industry reports, FRESH STEP(R) coarse cat litter was the largest dollar grossing branded cat litter sold through grocery chains in the United States in the 52-week period ended August 8, 1999.

     Traditional coarse granular clay litters once represented approximately 98% of the market. Beginning in 1990, the cat litter market changed and traditional coarse litters are now complemented by new, fine granule clumping (scoopable) products. These clumping products have the characteristic of binding together and expanding when moisture is introduced. The Registrant's clumping cat litter is based on naturally occurring organic ingredients which are biodegradable. On an industry-wide basis, clumping cat litters have assumed market shares in excess of 52% of retail dollar sales volume in the grocery industry and 63% of retail dollar sales volume in the mass merchandiser industry in the 52-week period ended August 8, 1999, compared with 49% and 61%, respectively, in a similar period last year.

Fluids Purification Products Group

     Fluids purification products include PURE-FLO(R) and PURE-FLO(R) Supreme bleaching clays and ULTRA-CLEAR(R) clarification aids. These products are supported by a team of technical sales and support representatives employed by the Company and the services of the Registrant's research and development group. The products are marketed in the United States and international markets.

     PURE-FLO(R) bleaching clays, used in the bleaching of edible oils, remove impurities and color bodies from these oils. The primary customers for these products are refiners of food oils. ULTRA-CLEAR(R) clarification aids are used as filtration and purification mediums for jet fuel and other petroleum-based oils. These products adsorb unwanted moisture and other impurities, and are primarily sold to oil refiners.

     The Registrant also produces PERFORM(TM) and SELECT(TM) bleaching clays, which offer performance advances to refiners. The PERFORM(TM) products are the next generation of bleaching clays, providing increased activity for hard-to-bleach oils. The SELECT(TM) line of products is used earlier in the process stream to remove a variety of impurities from edible oils. SELECT(TM) can also be used to replace the water wash step in the caustic refining of edible oils.

Agricultural Products Group

     The Registrant produces and markets a wide range of granular and powdered mineral absorbent products that are used with crop protection chemicals, animal feed, fertilizers and other horticultural applications. Products include AGSORB(R) agricultural chemical carriers and drying agents; FLO-FRE(R), a highly absorbent microgranule flowability aid; PEL-UNITE(R) and CONDITIONADE(TM) pelleting aids used in the manufacture of animal feeds, and TERRA GREEN(R) soil conditioner.

     The AGSORB(R) carriers are used as mediums of distribution for crop protection chemicals, including herbicides, fungicides, insecticides, and fertilizers. AGSORB(R) customized carriers are designed to reduce dust and to increase accuracy of application. The Registrant's AGSORB(R) drying agent is used to prevent clogging in specialized farm machinery and enables farmers to evenly apply granular fertilizers and liquid pesticides to their fields in one application. The Registrant has also developed the AGSORB(R) product as a blending agent for fertilizers and chemicals used in the lawn and garden market.

     Agricultural products are marketed in the United States by technical salesmen employed by the Company who sell to crop protection chemical manufacturers, feed producers and agricultural product distributors. The Registrant's principal customers for these products include the agricultural groups of Monsanto, DowElanco and Zeneca.

Industrial and Automotive Products

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

     The Registrant sells its industrial products through a distributor network that includes industrial, auto parts, safety, sanitary supply, chemical and paper distributors and environmental service companies. The Registrant supports the efforts of the industrial distributors with specialized divisional sales personnel.

     The Registrant also produces for the consumer market OIL-DRI(R) Automotive, a floor absorbent for home and garage use. This product is sold through automobile parts distributors and mass merchandisers.

Transportation Services

     In the second quarter of fiscal 1998, the Registrant exited the transportation business and formed a strategic alliance with CRST International, Inc., who since that time has serviced the majority of the Registrant's over-the-road shipping requirements.

Patents

     The Registrant has obtained or applied for patents for certain of its processes and products. These patents expire at various times, beginning in 1999. Patented processes and products are not material to the Registrant's overall business.

Foreign

     SAULAR(R) cat litter manufactured and marketed by Favorite Products Company, Ltd. (d.b.a. Oil-Dri Canada), the Registrant's wholly owned Canadian subsidiary, is a leading cat litter brand sold in Canada. Favorite Products Company, Ltd. also packages and markets the SAULAR(R) KAT-KIT(TM) disposable cat litter tray and litter. Certain of the products sold in Canada are blends of clay and synthetic sorbent materials.

     The Registrant's wholly owned subsidiary in England, Oil-Dri, U.K., Ltd., packages clay granules produced by the Registrant's domestic manufacturing facilities and, for certain applications, blends a synthetic sorbent material which it manufactures locally. Oil-Dri, U.K., Ltd. markets these products, primarily in the United Kingdom, as an oil and grease absorbent and as a cat litter.

     The Registrant's wholly owned subsidiary in Switzerland, Oil-Dri S.A., performs various management, sales and administrative functions for the Registrant and its foreign subsidiaries.

     The Company's foreign operations are subject to the normal risks of doing business overseas, such as currency devaluations and fluctuations, restrictions on the transfer of funds and import/export duties. The Registrant to date has not been materially affected by these risks.

Backlog; Seasonality

     At July 31, 1999 and 1998, the Registrant's backlog of orders was approximately $2,534,000 and $2,635,000, respectively. The Registrant does not consider its clay sorbent business, taken as a whole, to be seasonal to any material extent. However, certain business activities of certain customers of the Registrant (such as agricultural) are subject to such factors as crop acreage planted and product formulation cycles.

Customers

     Sales to Wal-Mart Stores, Inc. accounted for approximately 20% of the Registrant's net sales for the fiscal year ended July 31, 1999. Sales to The Clorox Company accounted for approximately 8% of the Registrant's net sales for the fiscal year ended July 31, 1999. The Clorox Company and the Registrant are parties to a long-term supply contract. The loss of any other of the Registrant's customers would not have a materially adverse effect on the Registrant.

Competition

     The Registrant has approximately six principal competitors in the United States, some of which have substantially greater financial resources than the Company, which compete with the Registrant in certain markets and with respect to certain products. Price, service and technical support, product quality and delivery are the principal methods of competition in the Registrant's markets and competition has historically been very vigorous. The Registrant believes that it can compete favorably in all of its present markets.

Reserves

     The Registrant mines sorbent materials, consisting of either montmorillonite, attapulgite or diatomaceous earth on leased or owned land near its mills in Mississippi, Georgia, Illinois and Oregon, and on leased and owned land in Florida (see "Item 2 -- Properties" below). The Registrant estimates that its proven recoverable reserves of these sorbent materials aggregate approximately 497,715,000 tons. Based on its rate of consumption during the 1999 fiscal year, the Registrant considers its proven recoverable reserves adequate to supply the Registrant's needs for over 40 years. It is the Registrant's policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. The Registrant has a program of exploration for additional reserves and, although reserves have increased, the Registrant cannot assure that such reserves will continue to increase. The Registrant's use of these reserves will be subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. Also, requirements for environmental compliance may restrict exploration or use of lands that might otherwise be utilized as a source of reserves. During the fiscal year ended July 31, 1999, the Registrant utilized these reserves to produce substantially all of the sorbent minerals that it sold.

     In 1997, the Registrant acquired mineral reserves on approximately 5,907 acres in Nevada. This acreage is in addition to approximately 598 acres acquired in 1991 in Washoe County, Nevada of which 415 acres are mineral in character. The Registrant estimates that there are over 300,000,000 tons of proven reserves of sorbent materials on the combined acreage. Mining these reserves requires the approval of federal, state and local agencies, which approvals the Registrant is in the process of seeking. In the future, the Registrant hopes to develop facilities so as to use these reserves as a source of supply for its West Coast customers. However, there can be no assurance that this will be accomplished.

     In 1998, mineral reserves on approximately 778 acres in Tennessee and 755 acres in Illinois were acquired in conjunction with the purchase of Oil-Dri, Mounds Production Company.

Mining Operations

     The Registrant has conducted mining operations in Ripley, Mississippi since 1963; in Ochlocknee, Georgia since 1971; in Christmas Valley, Oregon since 1979; in Blue Mountain, Mississippi since 1989; and in Mounds, Illinois since 1998.

     The Registrant's raw materials are surface mined on a year-round basis, generally using large earth moving scrapers and bulldozers to remove overburden, and then loaded into dump trucks with backhoe or dragline equipment for movement to the processing facilities. The mining and hauling of the Registrant's clay is performed by the Registrant and by independent contractors.

     The Registrant's current operating mines range in distance from immediately adjacent to several miles from its processing plants. Access to processing facilities from the mining areas is generally by private road, and in some instances public highways are utilized.

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

     The following schedule summarizes, for each of the Registrant's manufacturing facilities, the net book value of land and other plant and equipment:

                                                                          PLANT AND
                                                                 LAND     EQUIPMENT
                                                                 ----     ---------
                                                                  (IN THOUSANDS)
Ochlocknee, Georgia.........................................    $2,622     $16,529
Ripley, Mississippi.........................................    $1,523     $13,130
Mounds, Illinois............................................    $  325     $ 8,698
Blue Mountain, Mississippi..................................    $  939     $ 8,477
Christmas Valley, Oregon....................................    $   98     $   659

Employees

     As of July 31, 1999, the Registrant employed 743 persons, 56 of whom were employed by the Registrant's foreign subsidiaries. The Registrant's corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 42 of the Registrant's employees in the U.S. and approximately 13 of the Registrant's employees in Canada are represented by labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered satisfactory.

Environmental Compliance

     The Registrant's mining and manufacturing operations and facilities in Georgia, Mississippi, Oregon and Illinois are required to comply with state surface mining statutes and various federal, state and local statutes, regulations and ordinances which govern the discharge of materials, water and waste into the environment and restrict mining on "wetlands" or otherwise regulate the Registrant's operations. In recent years, environmental regulation has grown increasingly stringent, a trend which the Registrant expects will continue. The Registrant endeavors to stay in substantial compliance with applicable environmental controls and regulations and to work with regulators to correct any deficiency. As a result, expenditures relating to environmental compliance have increased over the years; however, in recent years expenditures have not been material. The Registrant continues, and will continue, to incur costs in connection with reclaiming exhausted mining sites. The costs of reclamation have not had a material effect on its mining costs. These costs are treated as part of the Registrant's mining expense.

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

Research and Development

     At the Registrant's research facility, the research and development staff develops new products and applications and improves existing products. The staff and various consultants consist of geologists, mineralogists and chemists. In the past several years, the Registrant's research efforts have resulted in a number of new sorbent products and processes including PURE-FLO(R)Supreme, PURE-FLO(R) B80, B81, PERFORM(TM) and SELECT(TM) absorbents, and CAT'S PRIDE(R) Scoopable, LASTING PRIDE(TM), DUST STOPPER(TM) and SCOOP 'N FLUSH(TM) cat litters. The technical center produces prototype samples and tests new products for customer trial and evaluation.

     The Registrant spent approximately $2,110,000, $2,376,000 and $2,049,000 during its fiscal years ended July 31, 1999, 1998 and 1997, respectively, for research and development. None of such research and development was customer sponsored, and all research and development costs are expensed in the year in which incurred.

ITEM 2. PROPERTIES

     The Registrant's properties are generally described below:

                        LAND HOLDINGS & MINERAL RESERVES

                                     LAND       LAND                     PROVEN           PROBABLE
                                     OWNED     LEASED      TOTAL        RESERVES          RESERVES           TOTAL
                                     -----     ------      -----        --------          --------           -----
                                    (ACRES)    (ACRES)    (ACRES)    (000S OF TONS)    (000S OF TONS)    (000S OF TONS)
Florida.........................       537        446        983          4,512             1,092             5,604
Georgia.........................     1,900      1,804      3,704         45,067            11,174            56,241
Illinois........................       161        598        759          8,661             6,000            14,661
Mississippi.....................     2,354      1,431      3,785        128,261           118,678           246,939
Nevada..........................       415      6,747      7,162        306,830           250,874           557,704
Oregon..........................       400        260        660            134               323               457
Tennessee.......................       778         --        778          4,250             4,250             8,500
                                     -----     ------     ------        -------           -------           -------
                                     6,545     11,286     17,831        497,715           392,391           890,106
                                     =====     ======     ======        =======           =======           =======

     See "Item 1. Business -- Reserves"

     There are no mortgages on the property owned by the Registrant. The Mississippi, Georgia, Oregon, Florida and Illinois land is used primarily for mining. Parcels of such land are also sites of manufacturing facilities operated by the Registrant. The Illinois land also includes the site of the Registrant's research and development facility. The Registrant owns approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing and packaging facility for the Registrant's Canadian subsidiary.

     The Registrant's mining operations are conducted on leased or owned land. The Georgia, Illinois, Florida and Mississippi mining leases, with expiration dates ranging from 2000 to 2053, no one of which is material, generally require that the Registrant pay a minimum monthly rental to continue the lease term. This rental payment is applied against a royalty related to the number of unprocessed, or in some cases processed, tons of mineral extracted from the leased property.

     The Registrant operates manufacturing facilities at Ripley, Mississippi, Ochlocknee, Georgia, Christmas Valley, Oregon, Blue Mountain, Mississippi and Mounds, Illinois; production and packaging plants at Laval, Quebec, Canada and Wisbech, United Kingdom; a non-clay lite sorbents processing and warehousing facility in Alpharetta, Georgia; and a dog biscuit manufacturing plant in Kiel, Wisconsin. The Registrant's facilities at Ripley, Mississippi; Ochlocknee, Georgia; Christmas Valley, Oregon; Mounds, Illinois; Alpharetta, Georgia; Kiel, Wisconsin; Laval, Quebec, Canada and Wisbech, United Kingdom are wholly owned by the Registrant and the Registrant's facility at Blue Mountain, Mississippi is owned in part by the Registrant, with the balance leased as hereinafter described. The Registrant is a party to leases that relate to certain plant acquisition and expansion projects at the Registrant's facility at Blue Mountain, Mississippi. The Blue Mountain, Mississippi lease was entered into with the Town of Blue Mountain, Mississippi in 1988 in connection with the issuance by the Town of $7,500,000 in aggregate principal amount of industrial revenue bonds ($5,000,000 of which has been subsequently retired), full payment of which is guaranteed by the Registrant. Upon expiration of the leases in 2008, a subsidiary of the Registrant has the right to purchase the leased property for $100 upon full payment of the bonds. The land on which the manufacturing facility at Wisbech, United Kingdom is located is leased pursuant to a long-term lease arrangement with the Port Authority of Wisbech which expires in 2032. The facilities in Alpharetta, Georgia and Kiel, Wisconsin are leased.

     All of the Registrant's domestic manufacturing facilities, whether owned or leased, consist of related steel frame, sheet steel covered or brick buildings of various heights, with concrete floors and storage tanks. The buildings occupy approximately 208,000 square feet at Ripley, Mississippi, 247,000 square feet at Ochlocknee, Georgia, 129,000 square feet at Mounds, Illinois, 18,000 square feet at Christmas Valley, Oregon, 26,000 square feet at Alpharetta, Georgia, 16,000 square feet at Kiel, Wisconsin and 140,000 square feet at Blue Mountain, Mississippi. The Registrant maintains railroad siding facilities near the Ripley, Mississippi, Ochlocknee, Georgia, Blue Mountain, Mississippi and Mounds, Illinois manufacturing facilities. Equipment at all facilities is in good condition, well maintained and adequate for current processing levels.

     All of the Registrant's foreign facilities are owned and consist of related steel frame, sheet steel covered or brick buildings of various heights, with concrete floors and storage tanks. The buildings occupy 22,500 square feet at Laval, Quebec, Canada and 66,850 square feet at Wisbech, United Kingdom.

     The Registrant's research and development facility is located on land in Vernon Hills, Illinois and consists of brick buildings of approximately 19,100 square feet, including a pilot plant facility.

     The Registrant's principal office, consisting of approximately 20,000 square feet in Chicago, Illinois, is presently occupied under a lease expiring on June 30, 2008.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 401(B) OF REGULATION S-K.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table gives certain information with respect to the Executive Officers of the Registrant.

                                                     PRINCIPAL OCCUPATION
            NAME(1)                                  FOR LAST FIVE YEARS                       AGE
            -------                                  --------------------                      ---
Richard M. Jaffee..............  Chairman of the Board of the Registrant; President from 1960  63 to June 1995; Chief Executive Officer from 1962 until 1997.
Daniel S. Jaffee(2)............  President and Chief Executive Officer of the Registrant;      35
                                 President and Chief Operating Officer from June 1995 until
                                 August 1997; Chief Executive Officer of Favorite Products
                                 Company, Ltd., a subsidiary of the Registrant since 1990;
                                 Chief Financial Officer of the Registrant from 1990 to 1995;
                                 Group Vice-President, Consumer Products of the Registrant
                                 from 1994 to 1995.
Joseph C. Miller...............  Vice-Chairman of The Board of the Registrant; Senior Vice     57
                                 President for Consumer, Industrial & Environmental and
                                 Transportation from 1993 to 1995.
Michael L. Goldberg............  Executive Vice-President, Chief Financial Officer and         49
                                 Secretary of the Registrant; Vice-President & Chief
                                 Financial Officer from May 1996 until August 1997;
                                 Vice-President & Controller, Alberto-Culver USA, Inc. from
                                 August 1991 until April 1996.
Richard V. Hardin(3)...........  Group Vice-President, Technology, of the Registrant.          60
Daniel J. Jones................  Vice-President of Favorite Products Co., Ltd, a subsidiary    37
                                 of the Registrant; Division III National Sales
                                 Manager -- Grocery of the Registrant from 1994 to 1996.
Eugene W. Kiesel...............  Vice-President & General Manager, Global Fluids Purification  42
                                 Group of the Registrant since October 1997; Vice-President of Radian International, LLC, a subsidiary of Dow Chemical
                                 Company from July 1996 to October 1997; General Manager of
                                 ACS, a division of Dow Chemical Company from November 1993 to July 1996.
Steven M. Levy.................  Vice-President & General Manager, Consumer Products Group of  39
                                 the Registrant; General Manager Consumer Products Division
                                 from 1995 to 1996; Miles, Inc. Director of Marketing, from
                                 1992 to 1995.

     The term of each executive officer expires at the 1999 Annual Meeting of the Stockholders and when his successor is elected and qualified.
-------------------------
(1) Of the persons in this table, only Richard M. Jaffee, Joseph C. Miller and Daniel S. Jaffee are directors.

(2) Daniel S. Jaffee is Richard M. Jaffee's son.

(3) Richard V. Hardin is Richard M. Jaffee's son-in-law.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     Information concerning stock prices and dividends with regard to the Common Stock of the Registrant, which is traded on the New York Stock Exchange, and information concerning dividends with regard to the Class B Stock of the Registrant, for which there is no established public trading market, is contained in Note 15 of the "Notes to Consolidated Financial Statements," incorporated herein by reference. No shares of Class A common stock are outstanding. The Registrant's ability to pay dividends is limited by the Registrant's new Credit Agreement with Harris Trust and Savings Bank dated January 29, 1999. See Note 6 of "Notes to Consolidated Financial Statements," incorporated herein by reference. Information concerning a private placement of $25,000,000 in principal amount of notes in April 1998 is incorporated herein by reference to Note 6 of the "Notes to the Consolidated Financial Statements." The notes were sold in reliance on the exemption from registration under the Securities Act of 1933 contained in Section 4(2) thereof, based on the fact that they were privately sold in their entirety to two financial institutions.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 6. SELECTED FINANCIAL DATA

                       TEN YEAR SUMMARY OF FINANCIAL DATA

                                                        --------------------------------------------
                                                          1999        1998        1997        1996
                                                          ----        ----        ----        ----
                                                        (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS
Net Sales...........................................    $173,985    $160,252    $156,616    $153,787
Cost of Sales.......................................     119,126     110,096     108,687     107,730
                                                        --------    --------    --------    --------
Gross Profit........................................      54,859      50,156      47,929      46,057
Selling, General and Administrative Expenses........      43,108      38,598      37,260      39,153
Special Charges.....................................          --       3,129          --         921
                                                        --------    --------    --------    --------
Income from Operations..............................      11,751       8,429      10,669       5,983
                                                        --------    --------    --------    --------
Other Income (Expense)
     Interest Income................................         480         491         637         587
     Interest Expense...............................      (3,185)     (2,049)     (1,775)     (1,917)
     Foreign Exchange (Losses) Gains................        (124)       (146)         --          (7)
     Other, Net.....................................       1,114        (119)        (17)        137
                                                        --------    --------    --------    --------
          Total Other Expense, Net..................      (1,715)     (1,823)     (1,155)     (1,200)
                                                        --------    --------    --------    --------
Income before Income Taxes..........................      10,036       6,606       9,514       4,783
Income Taxes........................................       2,860       1,883       2,721       1,409
                                                        --------    --------    --------    --------
Net Income..........................................    $  7,176    $  4,723    $  6,793    $  3,374
                                                        ========    ========    ========    ========
AVERAGE SHARES OUTSTANDING
  Basic.............................................       5,827       6,125       6,596       6,806
  Dilutive..........................................       5,996       6,165       6,599       6,807
NET INCOME PER SHARE
  Basic.............................................    $   1.23    $   0.77    $   1.03    $   0.50
  Dilutive..........................................    $   1.20    $   0.77    $   1.03    $   0.50
IMPORTANT HIGHLIGHTS
  Total Assets......................................    $133,750    $134,215    $114,558    $117,693
  Long-Term Debt....................................    $ 38,150    $ 39,976    $ 17,052    $ 18,978
  Working Capital...................................    $ 37,141    $ 36,283    $ 31,165    $ 30,399
  Working Capital Ratio.............................         3.3         3.1         3.0         2.7
  Book Value per Share..............................    $  13.00    $  12.15    $  12.03    $  11.46
  Dividends Declared................................    $  1,904    $  1,808    $  1,936    $  2,022
  Capital Expenditures..............................    $  8,495    $  6,496    $  5,395    $  7,184
  Depreciation and Amortization.....................    $  8,497    $  7,832    $  7,587    $  7,926
  Operating Cash Flows, less Capital Expenditures...    $  1,165    $  2,330    $  8,349    $  6,869
  Long-Term Debt to Total Capital...................        33.9%       35.8%       18.1%       19.7%
  Net Income as a Percent of Net Sales..............         4.1%        3.0%        4.3%        2.2%
  Return on Average Stockholder's Equity............         9.8%        6.3%        8.8%        4.3%
  Gross Profit as a Percent of Net Sales............        31.5%       31.3%       30.6%       29.9%
  Operating Expenses as a Percent of Net Sales......        24.8%       26.0%       23.8%       26.1%

                           YEAR ENDED JULY 31
     --------------------------------------------------------------
       1995       1994       1993       1992       1991      1990
       ----       ----       ----       ----       ----      ----
     $152,899   $147,147   $140,866   $124,585   $106,054   $97,677
      108,268    102,457     97,396     85,116     74,370    68,110
     --------   --------   --------   --------   --------   -------
       44,631     44,690     43,470     39,469     31,684    29,567
       31,921     30,394     29,553     28,967     21,778    20,016
           --         --         --         --         --        --
     --------   --------   --------   --------   --------   -------
       12,710     14,296     13,917     10,502      9,906     9,551
     --------   --------   --------   --------   --------   -------
          448        441        452        515        602       633
       (1,921)    (1,752)    (1,729)    (1,884)    (1,363)   (1,156)
           (5)         3        (88)        63        (23)       37
          (84)       171       (298)        15         50        73
     --------   --------   --------   --------   --------   -------
       (1,562)    (1,137)    (1,663)    (1,291)      (734)     (413)
     --------   --------   --------   --------   --------   -------
       11,148     13,159     12,254      9,211      9,172     9,138
        3,145      3,307      2,834      2,110      2,092     2,351
     --------   --------   --------   --------   --------   -------
     $  8,003   $  9,852   $  9,420   $  7,101   $  7,080   $ 6,787
     ========   ========   ========   ========   ========   =======
        6,932      6,990      6,995      6,994      7,004     6,975
        6,936      7,011      7,031      7,026      7,055     7,042
     $   1.15   $   1.41   $   1.35   $   1.02   $   1.01   $  0.97
     $   1.15   $   1.41   $   1.34   $   1.01   $   1.00   $  0.96
     $116,988   $112,267   $102,117   $ 95,018   $ 89,394   $76,779
     $ 20,422   $ 21,521   $ 17,766   $ 18,831   $ 20,176   $11,893
     $ 33,074   $ 29,337   $ 26,043   $ 24,359   $ 24,763   $16,149
          3.1        3.0        2.7        2.8        3.4       2.3
     $  11.35   $  10.51   $   9.50   $   8.66   $   7.93   $  7.14
     $  2,047   $  1,807   $  1,679   $  1,548   $  1,422   $ 1,149
     $  7,032   $ 13,559   $  9,158   $  8,040   $ 10,416   $ 6,403
     $  7,808   $  6,798   $  5,835   $  5,407   $  4,831   $ 4,466
     $  5,285   $ (3,734)  $  5,080   $    645   $ (1,310)  $ 4,410
         20.7%      22.8%      21.1%      24.0%      26.6%     19.2%
          5.2%       6.7%       6.7%       5.7%       6.7%      6.9%
         10.6%      14.1%      14.9%      12.3%      13.4%     14.5%
         29.2%      30.4%      30.9%      31.7%      29.9%     30.3%
         20.9%      20.7%      21.0%      23.3%      20.5%     20.5%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Fiscal 1999 Compared to Fiscal 1998

     Consolidated net sales for the year ended July 31, 1999, were $173,985,000, an increase of 8.6% over net sales of $160,252,000 in fiscal 1998. Excluding the $2,372,000 of fiscal 1998 sales from the transportation business, which was divested last year, sales increased 10.2% in fiscal 1999. Net income for fiscal 1999 was $7,176,000, an increase of 51.9% from $4,723,000 earned in fiscal 1998.
Basic net income per share for fiscal 1999 was $1.23 and diluted net income per share was $1.20, versus $0.77 per share (basic and diluted) earned in fiscal 1998. A significant portion of the year-to-year increase in net income and net income per share was due to a special charge recorded in the second quarter of fiscal 1998 to cover the costs of exiting the transportation business and writing off certain non-performing assets. This charge reduced pre-tax income by $3,129,000, net income by $2,237,000 and net income per share by $0.36 for the year ended July 31, 1998.

     Net sales of the Consumer Products segment for fiscal 1999 were $114,704,000, an increase of 12.7% over net sales of $101,766,000 in fiscal 1998. This growth was primarily due to incremental sales from the introduction of SCOOP 'N FLUSH(TM) and DUST STOPPER(TM)paper litters and the acquisition of Oil-Dri, Mounds Production Company, partially offset by the loss of sales to Sam's Club, which in fiscal 1998 discontinued carrying the Company's cat litter products. Consumer Products' operating income declined 3.9% from $18,034,000 in fiscal 1998 to $17,331,000 in fiscal 1999. This decline was due to nonrecurring development, marketing and slotting costs related to the launch of the paper litters in fiscal 1999.

     Net sales of the Fluids Purification Products segment for fiscal 1999 were $23,071,000, an increase of 8.1% over net sales of $21,337,000 in fiscal 1998. Sales of ULTRA-CLEAR(R) clarification aids grew in fiscal 1999, and demand for PURE-FLO(R) was particularly strong in the United Kingdom. Fluids Purification Products' operating income increased 27.8% from $4,413,000 in fiscal 1998 to $5,641,000 in fiscal 1999 due to productivity improvements and favorable changes in sales mix.

     Net sales of the Agricultural Products segment for fiscal 1999 were $19,119,000, a decrease of 1.5% from net sales of $19,403,000 in fiscal 1998. This overall decline is due to sharply reduced demand for agricultural carriers as a result of a depressed farm economy and the growth of biotechnology products. Agricultural Products' operating income increased 7.4% from $3,225,000 in fiscal 1998 to $3,464,000 in fiscal 1999 due to a decrease in advertising expenditures.

     Net sales of the Industrial and Automotive Products segment for fiscal 1999 were $17,091,000, an increase of 11.2% from net sales of $15,374,000 in fiscal 1998 due to incremental sales from last year's acquisition of Oil-Dri, Mounds Production Company. Industrial and Automotive Products' operating income increased 26.7% from $618,000 in fiscal 1998 to $783,000 in fiscal 1999, primarily as a result of decreased advertising expenditures.

     Consolidated gross profit as a percentage of net sales for fiscal 1999 increased to 31.5% from 31.3% in fiscal 1998. Changes in sales mix, a companywide effort to reduce costs and exiting the transportation business contributed to this increase.

     Operating expenses as a percentage of net sales decreased to 24.8% for fiscal 1999 from 26.0% in fiscal 1998. This decrease is primarily due to a pre-tax special charge of $3,129,000 recorded in the second quarter of fiscal 1998 for the cost of exiting the transportation business and writing off certain non-performing assets, partially offset by nonrecurring development, marketing and slotting costs related to the launch of the paper litters in fiscal 1999.

     Interest expense increased $1,136,000 while interest income decreased $11,000. The higher interest expense is primarily due to the fixed rate financing secured during the third quarter of fiscal 1998 which was used to fund the purchase of Oil-Dri, Mounds Production Company, repay draws against the Company's line of credit and for general working capital purposes.

     The Company's effective tax rate was 28.5% of pre-tax income in fiscal 1999 and fiscal 1998.

     Total assets of the Company decreased $465,000 or 0.3% during the year ended July 31, 1999. Current assets decreased $529,000 or 1.0% from fiscal 1998 year-end balances primarily due to decreased cash and cash equivalents, partially offset by increases in inventory, prepaid expenses and accounts receivable levels. Property, plant and equipment, net of accumulated depreciation, decreased $37,000 during the year as depreciation expense essentially offset new capital expenditures.

     Total liabilities decreased $3,164,000 or 5.1% during the year due primarily to decreases in accrued expenses and in notes payable, partially offset by an increase in accounts payable. Current liabilities decreased $1,387,000 or 8.0% from July 31, 1998 balances, due to decreases in accrued expenses, partially offset by increases in accounts payable and in the current maturities of notes payable.

Expectations

     The Company anticipates net sales for fiscal 2000 will be higher than the net sales in fiscal 1999. Sales of branded cat box absorbents are expected to increase moderately as existing products and new product introductions gain incremental distribution. However, sales growth of cat box absorbents is subject to continuing competition for shelf space in the grocery, mass merchandiser and club markets. Sales of the Company's fluids purification products are also expected to increase moderately in fiscal 2000. Sales of the Company's agricultural products are expected to be lower in fiscal 2000 than in fiscal 1999 due to biotechnology, depressed export demand and low domestic crop prices.

Liquidity and Capital Resources

     The current ratio increased to 3.3 at July 31, 1999 from 3.1 at July 31, 1998. Working capital increased $858,000 during fiscal 1999 to $37,141,000. Cash provided by operations continues to be the Company's primary source of funds to finance ordinary investing and financing activities. During the year, the balances of cash, cash equivalents and investment securities decreased $4,996,000. Cash provided by operating activities of $9,551,000 and cash on hand were used to fund capital expenditures ($8,495,000), purchases of the Company's common stock ($2,607,000), principal payments on long term debt ($2,085,000) and dividend payments ($1,865,000). Total cash and investment balances held by the Company's foreign subsidiaries at July 31, 1999 and July 31, 1998 were $2,692,000 and $3,350,000, respectively.

Results of Operations
Fiscal 1998 Compared to Fiscal 1997

     Consolidated net sales for the year ended July 31, 1998, were $160,252,000, an increase of 2.3% over net sales of $156,616,000 in fiscal 1997. Excluding transportation sales, which were $2,372,000 in fiscal 1998 and $7,705,000 in fiscal 1997, sales increased 6.0% over 1997. Net income for fiscal 1998 was $4,723,000 or $0.77 per share (basic and diluted), a decrease of 30.5% from $6,793,000 or $1.03 per share (basic and diluted) earned in fiscal 1997. This decrease was primarily due to a special charge recorded in the second quarter of fiscal 1998. The special charge, which primarily covered the costs of exiting the transportation business as well as writing off certain non-performing assets, reduced pre-tax income by $3,129,000, net income by $2,237,000 and net income per share by $0.36 for the year ended July 31, 1998. Excluding the special charge, net income per share was $1.13, an increase of 9.7% over the prior year.

     Net sales of the Consumer Products segment for fiscal 1998 were $101,766,000, an increase of 5.2% over net sales of $96,725,000 in fiscal 1997. This growth was primarily due to increased sales of branded and private label products in both the grocery and mass merchandiser markets and incremental sales resulting from the purchase of Oil-Dri, Mounds Production Company on April 20, 1998. These sales increases were partially offset by a decline of approximately $2,300,000 in sales to Sam's Club, which in fiscal 1998 discontinued carrying the Company's cat litter products. Consumer Products' operating income increased 10.9% from $16,267,000 in fiscal 1997 to $18,034,000 in fiscal 1998, primarily due to the incremental gross profit resulting from the growth in sales.

     Net sales of the Fluids Purification Products segment for fiscal 1998 were $21,337,000, an increase of 12.4% over net sales of $18,981,000 in fiscal 1997 due to increased demand for these products in the United

Kingdom. Fluids Purification Products' operating income increased 5.0% from $4,204,000 in fiscal 1997 to $4,413,000 in fiscal 1998 due to the incremental gross profit resulting from the growth in sales, partially offset by unfavorable changes in sales mix.

     Net sales of the Agricultural Products segment for fiscal 1998 were $19,403,000, an increase of 4.9% from net sales of $18,493,000 in fiscal 1997 due to increased demand in the industry for agricultural carriers. Agricultural Products' operating income decreased 24.4% from $4,267,000 in fiscal 1997 to $3,225,000 in fiscal 1998, primarily due to unfavorable changes in sales mix.

     Net sales of the Industrial and Automotive Products segment for fiscal 1998 were $15,374,000, an increase of 4.5% from net sales of $14,712,000 in fiscal 1997, primarily due to incremental sales resulting from the acquisition of Oil-Dri, Mounds Production Company. Industrial and Automotive Products' operating income increased 39.8% from $442,000 in fiscal 1997 to $618,000 in fiscal 1998, due to a focus on decreasing costs and increasing product profitability.

     Consolidated gross profit as a percentage of net sales for fiscal 1998 increased to 31.3% from 30.6% in fiscal 1997. Changes in sales mix, a companywide effort to reduce costs and exiting the transportation business contributed to this increase.

     Operating expenses as a percentage of net sales increased to 26.0% for fiscal 1998 from 23.8% in fiscal 1997. This increase is primarily due to a pre-tax special charge of $3,129,000 recorded in the second quarter of fiscal 1998 for the cost of exiting the transportation business and writing off certain non-performing assets.

     Interest expense increased $274,000 while interest income decreased $146,000. The higher interest expense is primarily due to the fixed rate financing secured during the third quarter of fiscal 1998, which was used to fund the purchase of Oil-Dri, Mounds Production Company, repay draws against the Company's line of credit and for general working capital purposes.

     The Company's effective tax rate decreased to 28.5% of pre-tax income in fiscal 1998 from 28.6% in fiscal 1997.

     Total assets of the Company increased $19,657,000 or 17.2% during the year ended July 31, 1998. Current assets increased $6,699,000 or 14.3% from fiscal 1997 year-end balances primarily due to higher inventory and accounts receivable levels. Property, plant and equipment, net of accumulated depreciation, increased $7,004,000 or 12.5% during the year, primarily due to the acquisition of Oil-Dri, Mounds Production Company, partially offset by depreciation expense exceeding capital expenditures. Investments in property, plant and equipment included expenditures for increased productivity. Other assets increased $5,954,000 due to intangibles resulting from the acquisition.

     Total liabilities increased $25,179,000 or 67.6% during the year due primarily to a $25,000,000 increase in long-term debt partially used to acquire Oil-Dri, Mounds Production Company. Current liabilities increased $1,581,000 or 10.0% from July 31, 1997 balances, due to an increase in freight payables related to exiting the transportation business, accounts payable and other accrued expenses, partially offset by a decrease in accrued trade promotions and advertising.

Foreign Operations

     Net sales by the Company's foreign subsidiaries during fiscal 1999 were $14,501,000 or 8.3% of total Company sales. This represents an increase of 3.7% from fiscal 1998 in which foreign subsidiary sales were $13,987,000 or 8.7% of total Company sales. The increase is due to higher demand for fluids purification products in the United Kingdom. Net income of the foreign subsidiaries for fiscal 1999 was $590,000, a decrease of 6.9% from $634,000 earned in fiscal 1998. This decrease was primarily due to unfavorable changes in sales mix. Identifiable assets of the Company's foreign subsidiaries as of July 31, 1999 were $11,064,000, a decrease of $696,000 from $11,760,000 as of July
31, 1998. The decrease is primarily due to lower inventories and cash and cash equivalents.

     Net sales by the Company's foreign subsidiaries during fiscal 1998 were $13,987,000 or 8.7% of total Company sales. This represents an increase of 16.6% from fiscal 1997, in which foreign subsidiary sales were

$12,000,000 or 7.7% of total Company sales. Net income of the foreign subsidiaries for fiscal 1998 was $634,000, an increase of 14.0% from $556,000 earned in fiscal 1997. The increases in sales and net income were due to higher demand for fluids purification products in the United Kingdom, partially offset by substantially lower demand for these products in Malaysia. Identifiable assets of the Company's foreign subsidiaries as of July 31, 1998 were $11,760,000, an increase of $1,894,000 from $9,866,000 as of July 31, 1997. The increase is primarily due to higher inventories and cash and cash equivalents.

Year 2000

     The Year 2000 ("Y2K") issue is a result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond 1999, which could cause a system failure or application errors, leading to disruptions in operations.

     The Company has completed a process of conducting an internal review of all business information systems, including hardware, software, telecommunication systems, and manufacturing equipment, to determine major areas of exposure to Y2K issues, and believes that it has resolved all material issues.

     The Company has also assessed the readiness of its key suppliers, customers and business partners to be Y2K-compliant. Information requests have been distributed and the Company has received representations from key third parties that their systems are Y2K-compliant.

     Based upon the foregoing Y2K efforts, no contingency plans are expected to be needed; however, contingency plans have been developed for all systems and processes determined to be critical. The plans include the ability to switch to manual systems as well as the identification of alternative suppliers.

     The project to address Y2K has been underway since fiscal 1998. Pretax costs incurred to date, as well as anticipated remaining expenses to be incurred in fiscal 2000, are not material.

Forward-Looking Statements

     Certain statements in this report, including, but not limited to, those under the heading "Expectations" and those statements elsewhere in this report that use forward-looking terminology such as "expect," "would," "could," "should," "estimates," and "believes" are "forward-looking statements" within the meaning of that term in the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those reflected in these forward-looking statements, due primarily to continued vigorous competition in the grocery, mass merchandiser and club markets, the level of success of new products, and the cost of product introductions and promotions in the consumer market. These forward-looking statements also involve the risk of changes in market conditions in the overall economy and, for the fluids purification and agricultural markets, in planting activity, crop quality, and overall agricultural demand, including export demand and foreign exchange rate fluctuations. Other factors affecting these forward-looking statements may be detailed from time to time in reports filed with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company did not have any derivative financial instruments as of July 31, 1999. However, the Company is exposed to interest rate risk. The Company employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short term investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS

                                                                        JULY 31,
                                                                -------------------------
                                                                  1999             1998
                                                                  ----             ----
                                                                (IN THOUSANDS OF DOLLARS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $  4,362         $  9,410
  Investment securities.....................................       1,225            1,173
  Accounts receivable, less allowance of $358 in 1999 and
     $351 in 1998...........................................      25,365           24,210
  Inventories...............................................      15,165           13,258
  Prepaid expenses..........................................       6,963            5,558
                                                                --------         --------
          Total Current Assets..............................    $ 53,080         $ 53,609
                                                                --------         --------

PROPERTY, PLANT AND EQUIPMENT, AT COST
  Buildings and leasehold improvements......................      20,391           20,132
  Machinery and equipment...................................      87,536           80,884
  Office furniture and equipment............................       8,658            8,999
  Vehicles..................................................       5,118            6,276
                                                                --------         --------
                                                                 121,703          116,291
  Less accumulated depreciation and amortization............     (69,631)         (63,493)
                                                                --------         --------
                                                                  52,072           52,798
  Construction in progress..................................       3,199            3,390
  Land......................................................       7,577            6,697
                                                                --------         --------
          Total Property, Plant and Equipment, Net..........      62,848           62,885
                                                                --------         --------

OTHER ASSETS
  Goodwill and intangibles (Net of accumulated amortization
     of $2,128 in 1999 and $1,469 in 1998)..................       9,780            8,963
  Deferred income taxes.....................................       3,045            3,697
  Other.....................................................       4,997            5,061
                                                                --------         --------
          Total Other Assets................................      17,822           17,721
                                                                --------         --------
  Total Assets..............................................    $133,750         $134,215
                                                                ========         ========

                                                                        JULY 31,
                                                                -------------------------
                                                                  1999             1998
                                                                  ----             ----
                                                                (IN THOUSANDS OF DOLLARS)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of notes payable.......................    $  2,226         $  2,084
  Accounts payable..........................................       4,842            4,416
  Dividends payable.........................................         484              444
  Accrued expenses
     Salaries, wages and commissions........................       3,016            3,120
     Trade promotions and advertising.......................       1,166            1,900
     Freight................................................       1,119            1,747
     Other..................................................       3,086            3,615
                                                                --------         --------
          Total Current Liabilities.........................      15,939           17,326
                                                                --------         --------
NONCURRENT LIABILITIES
  Notes payable.............................................      38,150           39,976
  Deferred compensation.....................................       3,206            3,174
  Other.....................................................       1,948            1,931
                                                                --------         --------
          Total Noncurrent Liabilities......................      43,304           45,081
                                                                --------         --------
          Total Liabilities.................................      59,243           62,407
                                                                --------         --------
STOCKHOLDERS' EQUITY
  Common Stock, par value $.10 per share, issued 5,470,252
     shares in 1999 and 5,456,098 shares in 1998............         547              546
  Class B Stock, par value $.10 per share, issued 1,765,266
     shares in 1999 and 1,779,420 shares in 1998............         177              178
  Additional paid-in capital................................       7,702            7,702
  Retained earnings.........................................      90,430           85,158
  Restricted unearned stock compensation....................          (9)             (51)
  Cumulative translation adjustments........................      (1,159)          (1,151)
                                                                --------         --------
                                                                  97,688           92,382
  Less treasury stock, at cost (1,163,764 Common shares and
     342,241 Class B shares in 1999 and 981,260 Common
     shares and 342,241 Class B shares in 1998).............     (23,181)         (20,574)
                                                                --------         --------
          Total Stockholders' Equity........................      74,507           71,808
                                                                --------         --------
  Total Liabilities and Stockholders' Equity................    $133,750         $134,215
                                                                ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED JULY 31,
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS
                                                                   EXCEPT FOR PER SHARE DATA)
NET SALES...................................................    $173,985    $160,252    $156,616
COST OF SALES...............................................     119,126     110,096     108,687
                                                                --------    --------    --------
GROSS PROFIT................................................      54,859      50,156      47,929
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................      43,108      38,598      37,260
SPECIAL CHARGE..............................................          --       3,129          --
                                                                --------    --------    --------
INCOME FROM OPERATIONS......................................      11,751       8,429      10,669
                                                                --------    --------    --------
OTHER INCOME (EXPENSE)
  Interest income...........................................         480         491         637
  Interest expense..........................................      (3,185)     (2,049)     (1,775)
  Foreign exchange losses...................................        (124)       (146)         --
  Other investment income...................................         939          --          --
  Other, net................................................         175        (119)        (17)
                                                                --------    --------    --------
       Total Other Expense, Net.............................      (1,715)     (1,823)     (1,155)
                                                                --------    --------    --------
INCOME BEFORE INCOME TAXES..................................      10,036       6,606       9,514
INCOME TAXES................................................       2,860       1,883       2,721
                                                                --------    --------    --------
NET INCOME..................................................    $  7,176    $  4,723    $  6,793
                                                                ========    ========    ========
NET INCOME PER SHARE
  Basic.....................................................    $   1.23    $   0.77    $   1.03
                                                                ========    ========    ========
  Dilutive..................................................    $   1.20    $   0.77    $   1.03
                                                                ========    ========    ========
AVERAGE SHARES OUTSTANDING
  Basic.....................................................       5,827       6,125       6,596
                                                                ========    ========    ========
  Dilutive..................................................       5,996       6,165       6,599
                                                                ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           RESTRICTED
                                       COMMON &   ADDITIONAL                UNEARNED                    OTHER           TOTAL
                                       CLASS B     PAID-IN     RETAINED      STOCK       TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                                        STOCK      CAPITAL     EARNINGS   COMPENSATION    STOCK        INCOME          EQUITY
                                       --------   ----------   --------   ------------   --------   -------------   -------------
                                                                             (IN THOUSANDS)
BALANCE, JULY 31, 1996...............    $724       $7,684     $77,386        $(24)      $ (7,522)     $(1,018)        $77,230
Net Income...........................      --           --       6,793          --             --           --           6,793
  Cumulative Translation
    Adjustments......................      --           --          --          --             --          111             111
                                         ----       ------     -------        ----       --------      -------         -------
         Total Comprehensive
           Income....................                                                                                    6,904
                                                                                                                       -------
Dividends Declared...................      --           --      (1,936)         --             --           --          (1,936)
Purchases of Treasury Stock..........      --           --          --          --         (4,883)          --          (4,883)
Issuance of stock under 1995 Long
  Term Incentive Plan................      --            2          --          (9)             7           --              --
Amortization of Restricted Common
  Stock Compensation.................      --           --          --          15             --           --              15
                                         ----       ------     -------        ----       --------      -------         -------
BALANCE, JULY 31, 1997...............     724        7,686      82,243         (18)       (12,398)        (907)         77,330
Net Income...........................      --           --       4,723          --             --           --           4,723
  Cumulative Translation
    Adjustments......................      --           --          --          --             --         (244)           (244)
                                         ----       ------     -------        ----       --------      -------         -------
         Total Comprehensive
           Income....................                                                                                    4,479
                                                                                                                       -------
Dividends Declared...................      --           --      (1,808)         --             --           --          (1,808)
Purchases of Treasury Stock..........      --           --          --          --         (8,237)          --          (8,237)
Issuance of stock under 1995 Long
  Term Incentive Plan................      --           16          --         (77)            61           --              --
Amortization of Restricted Common
  Stock Compensation.................      --           --          --          44             --           --              44
                                         ----       ------     -------        ----       --------      -------         -------
BALANCE, JULY 31, 1998...............     724        7,702      85,158         (51)       (20,574)      (1,151)         71,808
Net Income...........................      --           --       7,176          --             --           --           7,176
  Cumulative Translation
    Adjustments......................      --           --          --          --             --           (8)             (8)
                                         ----       ------     -------        ----       --------      -------         -------
         Total Comprehensive
           Income....................                                                                                    7,168
                                                                                                                       -------
Dividends Declared...................      --           --      (1,904)         --             --           --          (1,904)
Purchases of Treasury Stock..........      --           --          --          --         (2,607)          --          (2,607)
Amortization of Restricted Common
  Stock Compensation.................      --           --          --          42             --           --              42
                                         ----       ------     -------        ----       --------      -------         -------
BALANCE, JULY 31, 1999...............    $724       $7,702     $90,430        $ (9)      $(23,181)     $(1,159)        $74,507
                                         ====       ======     =======        ====       ========      =======         =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED JULY 31,
                                                                -----------------------------
                                                                 1999       1998       1997
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................    $ 7,176    $ 4,723    $ 6,793
                                                                -------    -------    -------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      8,497      7,832      7,587
  Non-cash special charge...................................         --      1,689         --
  Deferred income taxes.....................................        652     (1,251)      (181)
  Provision for bad debts...................................          8          2        125
  (Increase) decrease in
     Accounts receivable....................................     (1,163)    (4,282)       235
     Inventories............................................     (1,906)    (2,381)     1,133
     Prepaid expenses and taxes.............................     (1,405)      (873)      (383)
     Other assets...........................................       (788)      (637)      (537)
  Increase (decrease) in
     Accounts payable.......................................        426        366     (1,289)
     Income taxes payable...................................         --         --       (691)
     Accrued expenses.......................................     (1,637)       649       (361)
     Deferred compensation..................................         32        424        497
     Other..................................................       (341)       250        261
                                                                -------    -------    -------
          Total Adjustments.................................      2,375      1,788      6,396
                                                                -------    -------    -------
          Net Cash Provided by Operating Activities.........      9,551      6,511     13,189
                                                                -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................     (8,495)    (6,496)    (5,395)
  Proceeds from sale of property, plant and equipment.......        109         78        555
  Purchases of investment securities........................     (1,225)    (1,173)      (350)
  Dispositions of investment securities.....................      1,173      1,544        400
  Proceeds from sale of investments.........................         --        709         --
  Purchase of Oil-Dri, Mounds Production Company assets.....         --    (14,657)        --
  Other.....................................................          5         32       (141)
                                                                -------    -------    -------
       Net Cash Used in Investing Activities................     (8,433)   (19,963)    (4,931)
                                                                -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt......................     (2,084)    (1,937)    (1,628)
  Proceeds from issuance of long-term debt..................        400     25,000         21
  Dividends paid............................................     (1,865)    (1,839)    (1,961)
  Purchase of treasury stock................................     (2,607)    (8,237)    (4,883)
  Other.....................................................        (10)      (122)        76
                                                                -------    -------    -------
       Net Cash (Used in) Provided by Financing
          Activities........................................     (6,166)    12,865     (8,375)
                                                                -------    -------    -------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................     (5,048)      (587)      (117)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................      9,410      9,997     10,114
                                                                -------    -------    -------
CASH AND CASH EQUIVALENTS, END OF YEAR......................    $ 4,362    $ 9,410    $ 9,997
                                                                =======    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Oil-Dri Corporation of America and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

Management Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     Revenues from sales of products are recognized upon shipment.

Income Taxes

     Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes.

     No provision has been made for possible income taxes which may be paid on the distribution of approximately $20,391,000 and $21,091,000 as of July 31, 1999 and 1998, respectively, of retained earnings of foreign subsidiaries, as substantially all such amounts are intended to be indefinitely invested in these subsidiaries or no additional income taxes would be incurred when such earnings are distributed. It is not practicable to determine the amount of income taxes or withholding taxes that would be payable upon the remittance of assets that represent those earnings.

Interest Rate Derivative Instruments

     An interest rate swap agreement which expired on August 1, 1998 was utilized in the management of interest rate exposure. Interest differentials on the swap contract (Note 6) are recorded as interest expense in the contract period incurred. The Company recognized additional interest expense of $15,100, $57,000 and $60,100 in fiscal years 1999, 1998 and 1997, respectively, as a result of this contract.

Reclassification

     Certain items in prior year financial statements have been reclassified to conform to the presentation used in fiscal 1999.

Translation of Foreign Currencies

     Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholder's equity.

Cash Equivalents

     Cash equivalents are highly liquid investments with maturities of three months or less when purchased.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market. The composition of inventories as of July 31 is as follows:

                                                                1999       1998
                                                                ----       ----
                                                                 (IN THOUSANDS)
Finished goods.............................................    $ 9,593    $ 7,935
Packaging..................................................      4,267      4,220
Other......................................................      1,305      1,103
                                                               -------    -------
                                                               $15,165    $13,258
                                                               =======    =======

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments in government backed instruments, both foreign and domestic, and with other quality institutions. Concentrations of credit risk with respect to accounts receivable are subject to the financial condition of certain major customers, principally the customer referred to in Note 5. The Company generally does not require collateral to secure customer receivables.

Property, Plant and Equipment

     Property, plant and equipment expenditures are generally depreciated using the straight-line method over their estimated useful lives as follows:

                                                               YEARS
                                                               -----
Buildings and leasehold improvements........................   5-30
Machinery and equipment.....................................   2-20
Office furniture and equipment..............................   2-10
Vehicles....................................................    2-8

Research and Development

     Research and development costs of $2,110,000 in 1999, $2,376,000 in 1998 and $2,049,000 in 1997 were charged to expense as incurred.

Intangibles and Goodwill

     Intangibles and goodwill are amortized on a straight-line basis over periods ranging from 15 to 40 years. The Company periodically reviews goodwill and other intangibles to assess recoverability from projected undiscounted cash flows of the related operating entities.

Advertising Costs

     The Company defers recognition of advertising production costs until the first time the advertising takes place; other advertising costs are expensed as incurred. Advertising expenses were $4,577,000, $4,352,000 and $3,650,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

Fair Value of Financial Instruments

     Non-derivative financial instruments included in the consolidated balance sheets are cash and cash equivalents, investment securities and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 1999 and 1998. The fair value of notes payable was estimated based on future cash flows discounted at current interest rates available to the Company for debt with similar maturities and characteristics. The fair value of notes payable as of July 31, 1999 was greater than its carrying value by approximately $261,000 and was less than its carrying value by approximately $125,000 as of July 31, 1998.

New Accounting Standards

     In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to recognize all derivatives as assets or liabilities measured at their fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. Although the impact of this statement has not been fully assessed, the Company believes adoption of this statement, which will occur by July 2000, will not have a material financial statement impact.

     In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting comprehensive income in the financial statements. The Company adopted this standard in July 1999 and has elected to disclose comprehensive income, which for the Company includes net income and foreign currency translation adjustments, in the consolidated statements of stockholders' equity.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pension and Other Postretirement Benefits." This statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans in the financial statements. The Company's adoption of this new standard in July 1999 did not result in material changes to the previously reported amounts. See Note 10 for further discussion.

NOTE 2 -- SPECIAL CHARGE

     The Company recorded a pre-tax special charge of $3,129,000 during the second quarter of fiscal 1998 to cover the cost of exiting the transportation business ($1,508,000), to write off certain other non-performing assets ($932,000), and to cover other exit costs ($689,000). The transportation business exit costs consisted primarily of trailer rehabilitation, employee severance, and professional fees. None of these items was individually significant. A summary of the balance sheet activity for the years ended July 31, is presented below:

                                                               1999     1998
                                                               ----     ----
                                                               (IN THOUSANDS)
Beginning Balance...........................................   $ 358   $ 3,129
Utilization of accrual:
  Transportation business exit costs........................     (68)   (1,440)
  Write-off of non-performing assets........................    (124)     (808)
  Other exit costs..........................................    (166)     (523)
                                                               -----   -------
Balance at End of Year......................................   $   0   $   358
                                                               =====   =======

NOTE 3 -- ACQUISITION

     On April 20, 1998, the Company completed the purchase of the Fuller's Earth absorbent business of American Colloid Co., a wholly owned subsidiary of Amcol International, for approximately $14,657,000 including transaction expenses. The purchase includes a production plant and mineral reserves in Mounds, Illinois ("Oil-Dri, Mounds Production Company"), and mineral reserves located in Paris, Tennessee, and Silver Springs, Nevada. The business has annual sales approximating $15,000,000. The Company financed the acquisition through a fixed rate private debt placement. The acquisition was accounted for as a purchase, with the excess purchase price over fair market value of the underlying assets allocated to intangibles, including supply contracts and non-compete covenants. These intangibles are being amortized over periods from 15 to 40 years.

NOTE 4 -- OPERATING SEGMENTS

     In July 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments. Under this standard, the Company has four reportable operating segments: Consumer Products, Fluids Purification Products, Agricultural Products, and Industrial and Automotive Products. These segments are managed separately because each business has different economic characteristics. A complete description of each segment can be found in Item 1 of this report.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     Because management does not rely on segment asset allocation, information regarding segment assets is not meaningful and therefore is not reported.

                                                              YEAR ENDED JULY 31
                                       -----------------------------------------------------------------
                                                  NET SALES                      OPERATING INCOME
                                       --------------------------------    -----------------------------
                                         1999        1998        1997       1999       1998       1997
                                         ----        ----        ----       ----       ----       ----
                                                                (IN THOUSANDS)
Consumer Products..................    $114,704    $101,766    $ 96,725    $17,331    $18,034    $16,267
Fluids Purification Products.......      23,071      21,337      18,981      5,641      4,413      4,204
Agricultural Products..............      19,119      19,403      18,493      3,464      3,225      4,267
Industrial and Automotive
  Products.........................      17,091      15,374      14,712        783        618        442
                                       --------    --------    --------    -------    -------    -------
Total Ongoing Businesses...........     173,985     157,880     148,911     27,219     26,290     25,180
                                       --------    --------    --------    -------    -------    -------
Total Exited Businesses(1).........           0       2,372       7,705          0         35        195
                                       --------    --------    --------    -------    -------    -------
TOTAL SALES/OPERATING INCOME.......    $173,985    $160,252    $156,616    $27,219    $26,325    $25,375
                                       ========    ========    ========    -------    -------    -------
Less: Special Charges(2)...........                                             --      3,129         --
      Corporate Expenses...........                                         14,478     15,032     14,723
      Interest Expense, net of
      interest
      income.......................                                          2,705      1,558      1,138
                                                                           -------    -------    -------
INCOME BEFORE INCOME TAXES.........                                         10,036      6,606      9,514
                                                                           -------    -------    -------
INCOME TAXES.......................                                          2,860      1,883      2,721
                                                                           -------    -------    -------
NET INCOME.........................                                        $ 7,176    $ 4,723    $ 6,793
                                                                           =======    =======    =======

-------------------------
(1) The Company exited the transportation business during the second quarter of fiscal 1998.

(2) See Note 2 for a discussion of the special charge recorded in fiscal 1998.

NOTE 5 -- BUSINESS AND GEOGRAPHIC REGION INFORMATION

Nature of Business

     The Company is a leader in developing, manufacturing and marketing sorbent products for consumer, fluids purification, agricultural, and industrial and automotive markets. The Company has operations in the United States, Canada and the United Kingdom and exports goods worldwide. The Company had net sales in excess of 10% of total net sales to one unaffiliated customer in 1999, 1998 and 1997. These sales were all reportable under the Consumer Products segment. Accounts receivable related to this major customer amounted to $6,105,000, $6,220,000, and $4,736,000 as of July 31, 1999, 1998 and 1997, respectively.

     The sales to this customer for the years ended July 31 were as follows:

                                                   1999          1998          1997
                                                   ----          ----          ----
                                                            (IN THOUSANDS)
Amount........................................    $34,143       $36,125       $37,219
Percent of net sales..........................         20%           23%           24%

     The following is a summary of financial information by geographic region for the years ended July 31:

                                                   1999          1998          1997
                                                   ----          ----          ----
                                                            (IN THOUSANDS)
Sales to unaffiliated customers:
  Domestic...................................    $159,484      $146,265      $144,616
  Foreign subsidiaries.......................    $ 14,501      $ 13,987      $ 12,000
Sales or transfers between geographic areas:
  Domestic...................................    $  7,332      $  9,200      $  5,611
Income before income taxes:
  Domestic...................................    $  9,263      $  5,750      $  8,637
  Foreign subsidiaries.......................    $    773      $    856      $    877
Net Income:
  Domestic...................................    $  6,586      $  4,089      $  6,237
  Foreign subsidiaries.......................    $    590      $    634      $    556
Identifiable assets:
  Domestic...................................    $122,686      $122,455      $104,692
  Foreign subsidiaries.......................    $ 11,064      $ 11,760      $  9,866

NOTE 6 -- NOTES PAYABLE

     The composition of notes payable at July 31 is as follows:

                                                                 1999       1998
                                                                 ----       ----
                                                                  (IN THOUSANDS)
Town of Blue Mountain, Mississippi
  Principal payable on October 1, 2008. Interest payable
  monthly at a variable interest rate set weekly based on
  market conditions for similar instruments. The average
  rate was 3.50% and 3.91% in fiscal 1999 and fiscal 1998
  respectively. Payment of these bonds by the Company is
  guaranteed by a letter of credit issued by Harris Trust
  and Savings Bank. In May 1991, the Company entered into a
  seven-year interest rate swap contract. Under this
  agreement, which expired on August 1, 1998, the Company
  received a floating interest rate based on LIBOR and paid
  interest at a fixed rate of 6.53%.........................    $ 2,500    $ 2,500
Teachers Insurance and Annuity Association of America
  Payable in annual principal installments on November 15;
  $1,200,000 in fiscal 2000; $1,100,000 in fiscal 2001; and
  $1,000,000 in fiscal 2002. Interest is payable
  semiannually at an annual rate of 9.38%...................      3,300      3,300
Teachers Insurance and Annuity Association of America
  Payable in annual principal installments on August 15;
  $500,000 in fiscal 2002; $1,000,000 in fiscal 2003; and
  $2,500,000 in fiscal 2004 and 2005. Interest is payable
  semiannually at an annual rate of 7.17%...................      6,500      6,500
Harris Trust and Savings Bank
  Payable in annual principal installments on June 20;
  $900,000 in fiscal 2000; $650,000 in fiscal 2001 and 2002;
  and $350,000 in fiscal 2003. Interest is payable quarterly
  at an annual rate of 7.78%................................      2,550      4,500
Teachers Insurance and Annuity Association of America and
Connecticut General Life Insurance Company
  Payable in annual principal installments on April 15;
  $1,500,000 in fiscal 2003, 2004 and 2005; $3,000,000 in
  fiscal 2006; $4,000,000 in fiscal 2007 and 2008;
  $1,500,000 in fiscal 2009; $3,000,000 in fiscal 2010;
  $2,000,000 in fiscal 2011; and $1,500,000 in fiscal 2012
  and 2013. Interest is payable semiannually at an annual
  rate of 6.55%.............................................     25,000     25,000
Other.......................................................        526        260
                                                                -------    -------
                                                                 40,376     42,060
  Less current maturities of notes payable..................     (2,226)    (2,084)
                                                                -------    -------
                                                                $38,150    $39,976
                                                                =======    =======

     On January 29, 1999, the Company entered into a new Credit Agreement with Harris Trust and Savings Bank which provides for up to $15,000,000 in committed unsecured revolving credit loans and/or letters of credit (not to exceed $5,000,000). This agreement terminates on January 29, 2004, or such earlier date as provided for in the agreement. Additionally, the Company decreased its uncommitted line of credit agreement with Harris Trust and Savings Bank to $15,000,000. There were no outstanding borrowings against these or prior lines at July 31, 1999 and 1998.

     In April 1998, the Company completed a private debt placement of $25,000,000 at 6.55% with Teachers Insurance and Annuity Association of America ($14,000,000) and Connecticut General Life Insurance Company ($11,000,000). The proceeds of this fixed rate note were used to fund the purchase of the Company's production facility in Mounds, Illinois, repay draws against the Company's line of credit and for general working capital purposes.

     The agreements with the Town of Blue Mountain, Mississippi, Teachers Insurance and Annuity Association of America, Harris Trust and Savings Bank and Connecticut General Life Insurance Company impose working capital requirements, dividend and financing limitations, minimum tangible net worth requirements and other restrictions. The Company's new Credit Agreement with Harris Trust and Savings Bank indirectly restricts dividends by requiring the Company to maintain tangible net worth, as defined, in the amount of $50,000,000 plus 40% of cumulative annual earnings from July 31, 1998.

     In prior years, the Town of Blue Mountain, Mississippi issued long-term bonds to finance the purchase of substantially all of the assets of certain plant expansion projects, and leased the projects to the Company and various of its subsidiaries (with the Company and various of its wholly owned subsidiaries as guarantors) at rentals sufficient to pay the debt service on the bonds.

     The following is a schedule by year of future maturities of notes payable as of July 31, 1999:

                                                              (IN THOUSANDS)
2001........................................................     $ 1,750
2002........................................................       2,150
2003........................................................       2,850
2004........................................................       4,000
Later years.................................................      27,400
                                                                 -------
                                                                 $38,150
                                                                 =======

NOTE 7 -- INCOME TAXES

     The provision for income tax expense consists of the following:

                                                          1999      1998       1997
                                                          ----      ----       ----
                                                               (IN THOUSANDS)
Current
  Federal............................................    $1,324    $ 2,159    $1,988
  Foreign............................................       182        194       308
  State..............................................       702        781       606
                                                         ------    -------    ------
                                                          2,208      3,134     2,902
                                                         ------    -------    ------
Deferred
  Federal............................................       649       (436)       35
  Operating loss carryforward........................        91       (611)     (154)
  Foreign............................................         1         25        12
  State..............................................       (89)      (229)      (74)
                                                         ------    -------    ------
                                                            652     (1,251)     (181)
                                                         ------    -------    ------
Total Income Tax Provision...........................    $2,860    $ 1,883    $2,721
                                                         ======    =======    ======

     Principal reasons for variations between the statutory federal rate and the effective rates for the years ended July 31 were as follows:

                                                          1999       1998       1997
                                                          ----       ----       ----
U.S. federal statutory income tax rate................     34.0%      34.0%      34.0%
Depletion deductions allowed for mining...............    (12.0)     (15.1)     (10.8)
State income taxes, net of federal tax benefit........      4.0        2.2        4.1
Valuation allowance without income tax benefit........      4.6       10.4        1.6
Difference in effective tax rate of foreign
  subsidiaries........................................     (1.0)      (1.1)       0.1
Other.................................................     (1.1)      (1.9)      (0.4)
                                                          -----      -----      -----
                                                           28.5%      28.5%      28.6%
                                                          =====      =====      =====

     The consolidated balance sheets as of July 31 included the following tax effects of cumulative temporary differences:

                                                       1999                     1998
                                              ----------------------    ---------------------
                                              ASSETS     LIABILITIES    ASSETS    LIABILITIES
                                              ------     -----------    ------    -----------
                                                              (IN THOUSANDS)
Depreciation..............................    $    --      $1,608       $   --      $1,455
Deferred Compensation.....................      1,244          --        1,232          --
Postretirement Benefits...................        474          --          614          --
Trade Promotions and Advertising..........         --          --           39          --
Other Assets..............................        633          --          583          --
Accrued Expenses..........................        486          --          523          --
Tax Credits...............................        750          --          936          --
Operating Loss Carryforward...............      2,768          --        2,133          --
Other.....................................         40          --           --         260
                                              -------      ------       ------      ------
                                                6,395       1,608        6,060       1,715
Valuation Allowance.......................     (1,742)         --         (648)         --
                                              -------      ------       ------      ------
Total Deferred Taxes......................    $ 4,653      $1,608       $5,412      $1,715
                                              =======      ======       ======      ======

     The valuation allowance represents operating loss carryforwards not anticipated to be utilized. As of July 31, 1999, for federal income tax purposes there were regular tax operating loss carryforwards of approximately $7,133,000, which begin to expire in the year 2013. A valuation allowance has been established for $1,742,000 of the deferred tax benefit related to those loss carryforwards for which it is considered more likely than not the benefit will not be realized. Tax credits of approximately $750,000, primarily consisting of foreign tax credits expiring in 2001 and later years, are also being carried forward.

NOTE 8 -- STOCKHOLDERS' EQUITY

     The authorized capital stock of the Company at July 31, 1999 and 1998 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share. There are no Class A shares currently outstanding.

     The Common Stock and Class B Stock are equal, on a per share basis, in all respects except as to voting rights, conversion rights, cash dividends and stock splits or stock dividends. The Class A Common Stock is equal, on a per share basis, in all respects, to the Common Stock except as to voting rights and stock splits or stock dividends. In the case of voting rights, Common Stock is entitled to one vote per share and Class B Stock is entitled to ten votes per share, while Class A Common Stock generally has no voting rights. Common Stock and Class A Common Stock have no conversion rights. Class B Stock is convertible on a share-for-share basis into Common Stock at any time and is subject to mandatory conversion under certain circumstances.

     Common Stock is entitled to cash dividends, as and when declared or paid, equal to 133 1/3% on a per share basis of the cash dividend paid on Class B Stock. Class A Common Stock is entitled to cash dividends on a per share basis equal to the cash dividend on Common Stock. Additionally, while shares of Common Stock, Class A Common Stock and Class B Stock are outstanding, the sum of the per share cash dividend paid on shares of Common Stock and Class A Common Stock, must be equal to at least 133 1/3% of the sum of the per share cash dividend paid on Class B Stock and Class A Common Stock. See Note 6 regarding dividend restrictions.

     Shares of Common Stock, Class A Common Stock and Class B Stock are equal in respect of all rights to dividends (other than cash) and distributions in the form of stock or other property (including stock dividends and split-ups) in each case in the same ratio except in the case of a Special Stock Dividend. The Special Stock Dividend, which can be issued only once, is either a dividend of one share of Class A Common Stock for each share of Common Stock and Class B Stock outstanding or a recapitalization, in which half of each outstanding share of Common Stock and Class B Stock would be converted into a half share of Class A Common Stock.

     In June 1999, the Board of Directors of the Company authorized the repurchase, from time to time, of up to 200,000 additional shares of the Company's stock. This authorization, in addition to previous authorizations, totals 1,566,771 shares. As of July 31, 1999, 1,349,071 shares have been repurchased under these authorizations.

     The number of holders of record of Common Stock and Class B stock on July 31, 1999 was 1,149 and 33, respectively. The Company's Common Stock is traded on the New York Stock Exchange. There is no established trading market for the Class B Stock.

NOTE 9 -- STOCK OPTION PLANS

     The Company instituted the Oil-Dri Corporation of America 1995 Long Term Incentive Plan during the fiscal year ended July 31, 1996. On December 9, 1997, the stockholders voted to increase the number of shares available for grant under the 1995 Plan from 500,000 to 1,000,000 and further authorized the grant of Class B Shares under the Plan to certain members of the Richard M. Jaffee family. Generally, other than grants to Richard M. Jaffee family members, shares of stock awarded under the 1995 Plan will be Class A Common Stock, except that, if there is no Class A Common Stock issued and publicly traded on a securities exchange when such awards are exercised, the shares awarded would be Common Stock. The Plan provides for various other types of awards. Awards of restricted stock in the amount of 4,500 and 500 shares were made during the fiscal years ended July 31, 1998 and 1997 respectively. On September 18, 1998, 840,125 shares which had been issued in prior fiscal years under the 1995 Plan at an average price of $14.83 were reissued at an exercise price of $11.25. The reissued options awarded to members of the Richard M. Jaffee family covered Class B shares. A new vesting period applied to all the reissued options.

     The Oil-Dri Corporation of America 1988 Stock Option Plan terminated on December 12, 1995, for purposes of future grants. The outstanding options under this plan will remain outstanding and exercisable in accordance with their respective terms.

     The Company instituted the Oil-Dri Corporation of America Outside Director's Stock Plan on June 9, 1998. All shares of stock issued under this plan will be shares of Common Stock issued from Treasury Stock. The Plan provides for stock option grants and various other types of awards.

     A summary of option transactions under the plans follows:

                                   1988 OPTION PLAN                    1995 OPTION PLAN
                           --------------------------------    --------------------------------
                                   NUMBER OF SHARES                    NUMBER OF SHARES
                           (WEIGHTED AVERAGE OPTION PRICE)     (WEIGHTED AVERAGE OPTION PRICE)
                           --------------------------------    --------------------------------
                             1999        1998        1997        1999        1998        1997
                             ----        ----        ----        ----        ----        ----
                                       (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
Outstanding, Beginning of
  Year...................      186         199         251         881         324         195
                           $(18.49)    $(18.49)    $(18.63)    $(14.84)    $(14.88)    $(14.92)
Granted..................    --          --          --            882       1,036         145
                             --          --          --        $(11.29)    $(15.33)    $(14.82)
Exercised................    --          --          --          --          --          --
                             --          --          --          --          --          --
Canceled/Terminated......       42          13          52          39          37          16
                           $(15.85)    $(18.59)    $(19.14)    $(13.51)    $(15.62)    $(14.96)
Canceled/Reissued........    --          --          --            840         442       --
                             --          --          --        $(14.83)    $(15.94)      --
Outstanding, End of
  Year...................      144         186         199         884         881         324
                           $(19.27)    $(18.49)    $(18.49)    $(11.37)    $(14.84)    $(14.88)

                               OUTSIDE DIRECTOR'S PLAN                  COMBINED PLANS
                           --------------------------------    --------------------------------
                                   NUMBER OF SHARES                    NUMBER OF SHARES
                           (WEIGHTED AVERAGE OPTION PRICE)     (WEIGHTED AVERAGE OPTION PRICE)
                           --------------------------------    --------------------------------
                             1999        1998        1997        1999        1998        1997
                             ----        ----        ----        ----        ----        ----
                                       (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
Outstanding, Beginning of
  Year...................       70       --          --          1,137         523         446
                           $(14.63)      --          --        $(15.42)    $(16.25)    $(17.00)
Granted..................    --             70       --            882       1,106         145
                             --        $(14.63)      --        $(11.29)    $(15.28)    $(14.82)
Exercised................    --          --          --          --          --          --
                             --          --          --          --          --          --
Canceled/Terminated......    --          --          --             81          50          68
                             --          --          --        $(14.73)    $(16.36)    $(18.16)
Canceled/Reissued........    --          --          --            840         442       --
                             --          --          --        $(14.83)    $(15.94)      --
Outstanding, End of
  Year...................       70          70       --          1,098       1,137         523
                           $(14.63)    $(14.63)      --        $(12.61)    $(15.42)    $(16.25)

     As of July 31, 1999, the Company has reserved 109,438 and 130,000 shares of Common Stock for future grants and issuances under the Oil-Dri Corporation of America 1995 Long Term Incentive Plan and the Oil-Dri Corporation of America Outside Director's Stock Plan, respectively.

     Exercise prices of the options outstanding under the 1988 Option Plan range between $17.75 and $20.00 per share with a weighted average price of $19.27 per share and a weighted remaining average contractual life at July 31, 1999 of 4.3 years. As of July 31, 1999, 125,600 options were exercisable.

     The exercise price of options outstanding under the Outside Director's Stock Plan is $14.63 with a contractual life of 8.9 years. All of these options are exercisable at July 31, 1999.

     Exercise prices of the options outstanding under the 1995 Long Term Incentive Plan range between $11.25 and $15.13 per share with a weighted average exercise price of $11.37 per share and a weighted remaining average contractual life of 9.09 years at July 31, 1999. As of July 31, 1999, 8,937 of these options were exercisable.

     The Company has elected to continue to account for stock-based compensation using the intrinsic value method under APB Opinion No. 25. Consequently, no compensation expense has been recognized for stock options. If compensation expense for the Company's stock options issued in the fiscal years ended July 31, 1999, 1998 and 1997 had been determined based on the fair value method of accounting, as defined in SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                      1999         1998         1997
                                                      ----         ----         ----
                                                              (IN THOUSANDS
                                                      EXCEPT FOR PER SHARE AMOUNTS)
Net income as reported........................       $7,176       $4,723       $6,793
Pro forma.....................................       $6,515       $4,430       $6,651

Net income per share as reported
  Basic.......................................       $ 1.23       $  .77       $ 1.03
  Dilutive....................................       $ 1.20       $  .77       $ 1.03
Pro forma
  Basic.......................................       $ 1.12       $  .72       $ 1.01
  Dilutive....................................       $ 1.09       $  .72       $ 1.01

     The fair value of issued stock options is estimated on the grant date using the Black-Scholes Option Pricing Method with the following assumptions for the fiscal years ended July 31, 1999, 1998 and 1997, respectively: Dividend yields of 2.8%, 2.1% and 2.1%; volatility of 25.8%, 25.6% and 25.7%; risk-free interest rates of 5.9%, 5.7% and 6.0%; and an expected life of 5.4 years for all three years. The weighted average fair value of the options granted, including the effect of repricing, was $1.42, $4.55 and $4.22 for the fiscal years ended July 31, 1999, 1998 and 1997, respectively. The fair value method of accounting has not been applied for options granted prior to August 1, 1995.

NOTE 10 -- EMPLOYEE BENEFIT PLANS

     The Company and its subsidiaries have defined benefit pension plans for eligible salaried and hourly employees. Benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service. The assets of these plans are invested in various high quality marketable securities.

     The net periodic pension cost for the years ended July 31 consists of the following:

                                                    1999         1998          1997
                                                    ----         ----          ----
                                                             (IN THOUSANDS)
Service cost.................................       $ 539       $   438       $   348
Interest cost on projected benefit
  obligations................................         591           538           441
Earnings on plan assets......................        (686)       (1,060)       (1,892)
Net amortization and deferral................         (33)          422         1,427
                                                    -----       -------       -------
Net pension cost.............................       $ 411       $   338       $   324
                                                    =====       =======       =======

     The funded status of the plans at July 31 is as follows:

                                                              1999          1998
                                                              ----          ----
                                                                (IN THOUSANDS)
Actuarial Present Value of Benefit Obligations
  Accumulated Benefit Obligations
  Vested.................................................    $ 6,194       $ 6,320
  Nonvested..............................................        337           374
                                                             -------       -------
          Total Accumulated Benefit Obligations..........    $ 6,531       $ 6,694
                                                             =======       =======
  Projected Benefit Obligations..........................      8,370         8,943
Plan Assets at Fair value................................     10,059         8,524
                                                             -------       -------
Excess (Deficiency) of Plan Assets Over (Under) Projected
  Benefit Obligations....................................      1,689          (419)
Unrecognized Net Gain....................................     (3,303)       (1,267)
Unrecognized Prior Services Cost.........................        581           626
Unrecognized Net Excess Plan Assets as of August 1, 1987,
  Being Recognized Principally Over 21 Years.............       (238)         (264)
Adjustment Required to Recognize Minimum Liability.......         --          (247)
                                                             -------       -------
Accrued Pension Included in Noncurrent
  Liabilities -- Other...................................    $(1,271)      $(1,571)
                                                             =======       =======

     Reconciliation of the assets and liabilities of the plans at July 31 is as follows:

                                                                 1999       1998
                                                                 ----       ----
                                                                 (IN THOUSANDS)
Change in Plan Assets
Plan assets at fair value, beginning of year................    $ 8,524    $7,546
Actual return on plan assets................................      1,322     1,027
Contributions...............................................        464       150
Benefits paid...............................................       (251)     (199)
                                                                -------    ------
Plan assets at fair value, end of year......................    $10,059    $8,524
                                                                =======    ======
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year.............    $ 8,943    $6,566
Service cost................................................        539       438
Interest cost...............................................        592       538
Change in discount rate.....................................     (1,131)      688
Other assumption changes....................................         --       631
Plan amendments.............................................          3       132
Actuarial (gain) loss.......................................       (325)      149
Benefits paid...............................................       (251)     (199)
                                                                -------    ------
Projected benefit obligation, end of year...................    $ 8,370    $8,943
                                                                =======    ======

     Assumptions used in the previous calculations are as follows:

                                                                1999           1998
                                                                ----           ----
Discount rate...............................................    7.75%          7.0%
Rate of increase in compensation levels.....................    5.0%           5.0%
Long-term expected rate of return on assets.................    8.0%           8.0%

     The Company has funded the plans based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974 (ERISA), as amended.

     For the years ended July 31, 1999, 1998 and 1997, the Company maintained a 401(k) savings plan under which the Company matches a portion of employee contributions. The plan is available to essentially all domestic employees at the beginning of the fiscal quarter following thirty or sixty days of employment. Prior to May 1, 1998, domestic employees were eligible to participate after one year of service and the attainment of age 21. The Company's contributions to this plan, and to similar plans maintained by the Company's foreign subsidiaries, were $449,000, $226,000 and $175,000 for fiscal years 1999, 1998 and 1997, respectively.

NOTE 11 -- DEFERRED COMPENSATION

     In December 1995, the Company adopted the Oil-Dri Corporation of America Deferred Compensation Plan. Deferrals are no longer being made under the original plan, The Oil-Dri Corporation of America Key Employee and Directors Deferred Compensation Plan. The new plan has permitted Directors and certain management employees to defer portions of their compensation and earn interest on the deferred amounts. Effective January 1, 1999, the new plan was amended. Participants' returns are now tied to the performance of various investment elections. The compensation, which has been deferred since the inception of the original plan, has been accrued as well as earnings thereon. The Company has purchased life insurance contracts on some participants to partially fund both the original plan and the new plan.

NOTE 12 -- CONTINGENT LIABILITIES

     The Company is involved in various litigation of a nature that is normal to its business. While it is impossible at this time to determine with certainty the ultimate outcome of these or other lawsuits, each lawsuit is either covered by insurance or adequate provisions have been made for probable losses with respect thereto as can best be determined at this time. Management therefore believes that none of the pending litigation will have a material adverse effect on the financial condition of the Company or on results of operations.

NOTE 13 -- LEASES

     The Company's mining operations are conducted on leased or owned property. These leases generally provide the Company with the right to mine as long as the Company continues to pay a minimum monthly rental, which is applied against the per ton royalty when the property is mined. During fiscal 1997 and 1999, the Company leased 5,907 acres in Nevada for potential future development of a mineral reserve base.

     The Company leases its corporate offices in Chicago, Illinois (20,000 square feet), office, production and warehouse space in Alpharetta, Georgia (26,000 square feet), office and production facilities in Kiel, Wisconsin (16,000 square feet) and office facilities in Europe. The office space in Chicago is subject to a lease expiring in 2008. The Alpharetta, Georgia lease expires in 2000, and the Kiel, Wisconsin lease expires in 2003. The facilities in Europe are leased on a year-to-year basis.

     In addition, the Company leases railcars, mining equipment, data processing equipment, and office equipment. In most cases, the Company expects that, in the normal course of business, leases will be renewed or replaced by other leases. Prior to exiting the transportation business, the Company leased tractors and trailers.

     The following is a schedule by year of future minimum rental requirements under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of July 31, 1999:

                                                              (IN THOUSANDS)
2000........................................................     $ 3,468
2001........................................................       2,394
2002........................................................       1,301
2003........................................................       1,116
2004........................................................       2,549
Later years.................................................       4,127
                                                                 -------
                                                                 $14,955
                                                                 =======

     The following schedule shows the composition of total rental expense for all operating leases, including those with terms of one month or less which were not renewed as of the years ended July 31:

                                                           1999      1998      1997
                                                           ----      ----      ----
                                                                (IN THOUSANDS)
Transportation equipment..............................    $1,807    $2,347    $2,734
Office facilities.....................................       475       441       382
Mining properties
  Minimum.............................................       186       202       177
  Contingent..........................................       410       403       361
Other.................................................       846       488       654
                                                          ------    ------    ------
                                                          $3,724    $3,881    $4,308
                                                          ======    ======    ======

NOTE 14 -- OTHER CASH FLOW INFORMATION

     Cash payments for interest and income taxes were as follows:

                                                           1999      1998      1997
                                                           ----      ----      ----
                                                                (IN THOUSANDS)
Interest..............................................    $2,879    $1,398    $1,557
                                                          ======    ======    ======
Income Taxes..........................................    $3,152    $2,619    $3,997
                                                          ======    ======    ======

NOTE 15 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of selected information for 1999 and 1998 is as follows:

                                                   FISCAL 1999 QUARTER ENDED
                                    -------------------------------------------------------
                                    OCTOBER 31   JANUARY 31   APRIL 30   JULY 31    TOTAL
                                    ----------   ----------   --------   -------    -----
                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Sales........................    $43,670      $47,435     $42,405    $40,475   $173,985
Gross Profit.....................    $14,085      $15,208     $13,015    $12,551   $ 54,859
Net Income.......................    $ 2,028      $ 2,276     $ 1,195    $ 1,677   $  7,176
Net Income Per Share
  Basic..........................    $  0.34      $  0.39     $  0.21    $  0.29   $   1.23
  Dilutive.......................    $  0.34      $  0.38     $  0.20    $  0.28   $   1.20
Dividends Per Share
  Common.........................    $  0.08      $  0.09     $  0.09    $  0.09   $   0.35
  Class B........................    $  0.06      $0.0675     $0.0675    $0.0675   $ 0.2625
Company Common Stock Price Range:
  High...........................    $ 13.75      $ 15.50     $ 15.94    $ 16.38
  Low............................    $ 10.81      $ 12.50     $ 14.25    $ 13.63

                                                   FISCAL 1998 QUARTER ENDED
                                    -------------------------------------------------------
                                    OCTOBER 31   JANUARY 31   APRIL 30   JULY 31    TOTAL
                                    ----------   ----------   --------   -------    -----
                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Sales........................    $39,749      $40,912     $38,334    $41,257   $160,252
Gross Profit.....................    $11,898      $13,296     $12,186    $12,776   $ 50,156
Net Income (Loss)................    $ 1,872      $   (97)    $ 1,389    $ 1,559   $  4,723
Net Income (Loss) Per Share
  Basic..........................    $  0.30      $ (0.02)    $  0.23    $  0.26   $   0.77
  Dilutive.......................    $  0.30      $ (0.02)    $  0.23    $  0.26   $   0.77
Dividends Per Share
  Common.........................    $  0.08      $  0.08     $  0.08    $  0.08   $   0.32
  Class B........................    $  0.06      $  0.06     $  0.06    $  0.06   $   0.24
Company Common Stock Price Range:
  High...........................    $ 18.13      $ 17.88     $ 17.00    $ 16.00
  Low............................    $ 16.38      $ 14.13     $ 14.63    $ 13.63

                          INDEPENDENT AUDITOR'S REPORT

STOCKHOLDERS AND BOARD OF DIRECTORS
Oil-Dri Corporation of America

     We have audited the consolidated balance sheets of OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES as of July 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES as of July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999 in conformity with generally accepted accounting principles.

BLACKMAN KALLICK BARTELSTEIN, LLP

Chicago, Illinois

September 10, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is (except for information set forth below concerning the Board of Directors and information in Part I, hereof, concerning executive officers) contained in the Registrant's Proxy Statement for its 1999 Annual Meeting of stockholders ("Proxy Statement") under the caption "1. Election of Directors" and is incorporated herein by this reference.

                               BOARD OF DIRECTORS

Richard M. Jaffee
  Chairman

Daniel S. Jaffee
  President and Chief Executive Officer

J. Steven Cole(1)
  President, Cole & Associates,
  Chairman, Sav-A-Life Systems, Inc.

Arnold W. Donald
  Senior Vice-President, Monsanto Company

Ronald B. Gordon
  Chief Executive Officer, Beiersdorf North America

Edgar D. Jannotta
  Senior Director, William Blair & Company, LLC
Joseph C. Miller
  Vice-Chairman

Paul J. Miller
  Partner, Sonnenschein Nath & Rosenthal

Haydn H. Murray
  Professor Emeritus of Geology, Indiana University,
  President, H.H. Murray & Associates

Allan H. Selig(2)
  President and Chairman, Selig Lease Company,
  Commissioner of Major League Baseball

  (1)Audit Committee Chair
  (2)Compensation Committee Chair

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is contained in the Registrant's Proxy Statement under the captions "Executive Compensation," "Report of the Compensation and the Stock Option Committees of Oil-Dri Corporation of America on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is contained in the Registrant's Proxy Statement under the captions "General -- Principal Stockholders" and "Security Ownership of Management" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is contained in the Registrant's Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements are contained herein.

          Consolidated Balance Sheets as of July 31, 1999 (audited) and July 31, 1998 (audited).

          Consolidated Statements of Income for the fiscal years ended July 31, 1999 (audited), July 31, 1998 (audited) and July 31, 1997 (audited).

          Consolidated Statements of Stockholders' Equity for the fiscal years ended July 31, 1999 (audited), July 31, 1998 (audited) and July 31, 1997 (audited).

          Consolidated Statements of Cash Flows for the fiscal years ended July 31, 1999 (audited), July 31, 1998 (audited) and July 31, 1997 (audited).

          Notes to Consolidated Financial Statements.

          Independent Auditor's Report.

     (a)(2) The following financial statement schedules are contained herein:

          Independent Auditor's Report on Schedules.

          Schedules to Financial Statements, as follows:

                 Schedule II -- Valuation and Qualifying Accounts, years ended
                                July 31, 1999, 1998 and 1997.

     (a)(3) The following documents are exhibits to this Report:

(3)(a)(1)     Articles of Incorporation of the Registrant, as amended.
(3)(b)(2)     Bylaws of the Registrant, as amended June 16, 1995.
(10)(c)(1)(3) Agreement ("Clorox Agreement") dated January 12, 1981 between The Clorox Company and the Registrant, as amended.
              (Confidential treatment of certain portions of this Exhibit has been granted.)
(10)(c)(2)(4) Amendment to Clorox Agreement dated March 3, 1989, as accepted by the Registrant on March 20, 1989, between The
              Clorox Company and the Registrant. (Confidential treatment of certain portions of this Exhibit has been granted.)
(10)(c)(3)(5) Amendment to Clorox Agreement dated February 14, 1991, between The Clorox Company and the Registrant. (Confidential treatment of certain portions of this Exhibit has been granted).
(10)(d)(6)    Description of 1987 Executive Deferred Compensation
              Program.*
(10)(e)(1)(7) Salary Continuation Agreement dated August 1, l989 between
              Richard M. Jaffee and the Registrant ("1989 Agreement").*
(10)(e)(2)(8) Extension and Amendment, dated October 9, 1998, to the 1989
              Agreement.*
(10)(f)(9)    1988 Stock Option Plan.*
(10)(g)(10) Note Agreement, dated April 5, 1991, between the Registrant and Teacher's Insurance and Annuity Association of America regarding $8,000,000 9.38% Senior Notes due November 15,
              2001.
(10)(h)(11)   Note Agreement, dated as of April 15, 1993, between the
              Registrant and Teacher's Insurance and Annuity Association of America regarding $6,500,000 7.17% Senior Notes due
              August 15, 2004.

(10)(i)(12)     Credit Agreement, dated as of September 21, 1994, between the Registrant and Harris Trust and
                Savings Bank regarding $5,000,000 7.78% Term Loan Note and $5,000,000 Revolving Credit Note.
(10)(j)(13)     The Oil-Dri Corporation of America Deferred Compensation Plan adopted November 15, 1995 and related resolution, as amended and restated effective January 1, 1999.*
(10)(k)(14)     Oil-Dri Corporation of America 1995 Long Term Incentive Plan as amended through July 31, 1998.*
(10)(l)         $10,000,000 unsecured line of credit agreement dated as of July 25, 1996 between the Registrant and Harris Trust and Savings Bank incorporated by reference to Exhibit 10(l) to the Registrant's
                Annual Report on Form 10-K for the fiscal year ended July 31, 1996.
(10)(m)(15)     $25,000,000 Note Purchase Agreement dated as of April 15, 1998 between the Registrant and Teachers
                Insurance and Annuity Association of America and Cigna Investments, Inc.
(10)(n)(16)     Oil-Dri Corporation of America Outside Director Stock Plan effective June 9, 1998.*
(10)(o)(17)     $15,000,000 unsecured line of credit agreement dated January 29, 1999 between the Company and
                Harris Trust and Savings Bank.
(10)(p)(18)     $15,000,000 unsecured, uncommitted line of credit agreement dated January 29, 1999 between the
                Company and Harris Trust and Savings Bank.
(10)(q)(19)     Split Dollar Life Insurance Agreements dated February 26, 1999.*
(10)(r)         Agreement ("Church & Dwight Agreement") dated May 19, 1999 between Church & Dwight Co., Inc. and the Registrant. (Confidential treatment of certain portions of this Exhibit has been granted.)
(11)            Statement re: Computation of Income per Share.
(21)            Subsidiaries of the Registrant.
(23)            Consent of Blackman Kallick Bartelstein, LLP.
(27)            Financial Data Schedule.

-------------------------
 * Management contract or compensatory plan or arrangement.

 (1) Incorporated by reference to Exhibit (4.1) to the Registrant's Registration Statement on Form S-8 (Registration No. 333-57625), made effective on June 24, 1998.

 (2) Incorporated by reference to Exhibit (3)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

 (3) Incorporated by reference to Exhibit 10(f) to the Registrant's Registration Statement on Form S-2 (Registration No. 2-97248) made effective on May 29, 1985.

 (4) Incorporated by reference to Exhibit 10(e)(2) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

 (5) Incorporated by reference to Exhibit 10(e)(3) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

 (6) Incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

 (7) Incorporated by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

 (8) Incorporated by reference to Exhibit (10)(n) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

 (9) Incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8, filed June 30, 1989, Registration No. 33-29650.

(10) Incorporated by reference to Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

(11) Incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

(12) Incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

(13) Incorporated by reference to Exhibit 10(j) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999.

(14) Incorporated by reference to Exhibit 10(k)(I) to the Registrant's Report on Form 8-K dated April 20, 1998.

(15) Incorporated by reference to Exhibit (10)(m) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

(16) Incorporated by reference to Exhibit (10)(n) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

(17) Incorporated by reference to Exhibit (10)(o) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999.

(18) Incorporated by reference to Exhibit (10)(p) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999.

(19) Incorporated by reference to Exhibit (10)(q) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999.

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

                                          OIL-DRI CORPORATION OF AMERICA
                                          (Registrant)

                                          By      /s/ DANIEL S. JAFFEE

                                            ------------------------------------
                                            Daniel S. Jaffee,
                                            President and Chief Executive
                                             Officer Director

Dated: October 20, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                /s/ RICHARD M. JAFFEE                       October 20, 1999
-----------------------------------------------------
                  Richard M. Jaffee
         Chairman of the Board of Directors

               /s/ MICHAEL L. GOLDBERG                      October 20, 1999
-----------------------------------------------------
                 Michael L. Goldberg
              Executive Vice President
        Chief Financial Officer and Secretary
             Principal Financial Officer

                /s/ JAMES F. JAPCZYK                        October 20, 1999
-----------------------------------------------------
                  James F. Japczyk
                Corporate Controller
            Principal Accounting Officer

                 /s/ J. STEVEN COLE                         October 20, 1999
-----------------------------------------------------
                   J. Steven Cole
                      Director

                /s/ ARNOLD W. DONALD                        October 20, 1999
-----------------------------------------------------
                  Arnold W. Donald
                      Director

                /s/ RONALD B. GORDON                        October 20, 1999
-----------------------------------------------------
                  Ronald B. Gordon
                      Director

                /s/ EDGAR D. JANNOTTA                       October 20, 1999
-----------------------------------------------------
                  Edgar D. Jannotta
                      Director

                /s/ JOSEPH C. MILLER                        October 20, 1999
-----------------------------------------------------
                  Joseph C. Miller
                      Director

                 /s/ PAUL J. MILLER                         October 20, 1999
-----------------------------------------------------
                   Paul J. Miller
                      Director

                 /s/ HAYDN H. MURRAY                        October 20, 1999
-----------------------------------------------------
                   Haydn H. Murray
                      Director

                 /s/ ALLAN H. SELIG                         October 20, 1999
-----------------------------------------------------
                   Allan H. Selig
                      Director

                   INDEPENDENT AUDITOR'S REPORT ON SCHEDULES

Board of Directors
Oil-Dri Corporation of America
Chicago, Illinois

     In connection with our audit of the consolidated financial statements of OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES as of July 31, 1999 and 1998 and for each of the three years in the period ended July 31, 1999, which report thereon dated September 10, 1999, is incorporated by reference in this Annual Report on Form 10-K, we also examined the financial statement schedules listed in the accompanying index at Item 14(A)(2). In our opinion, these financial statement schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

Blackman Kallick Bartelstein, LLP

September 10, 1999

                OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                      ADDITIONS*
                                                        BALANCE AT    CHARGED TO                     BALANCE
                                                        BEGINNING     COSTS AND                      AT END
                    DESCRIPTION                         OF PERIOD      EXPENSES     DEDUCTIONS**    OF PERIOD
                    -----------                         ----------    ----------    ------------    ---------
                                                                           (IN THOUSANDS)

Allowance for doubtful accounts:

Year Ended July 31, 1999............................       $351          $ 18           $ 11          $358
                                                           ====          ====           ====          ====
Year Ended July 31, 1998............................       $261          $201           $111          $351
                                                           ====          ====           ====          ====
Year Ended July 31, 1997............................       $226          $125           $ 90          $261
                                                           ====          ====           ====          ====

-------------------------
 * Includes transfers from Restructuring Reserve.

** Net of recoveries.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
(10)(r)   Church & Dwight Agreement
(11)      Computation of Net Income per share
(21)      Subsidiaries of the Registrant
(23)      Consent of Blackman Kallock Bartelstein, LLP
(27)      Financial Data Schedule