Form 10-Q
period 1999-10-31
OIL DRI CORPORATION OF AMERICA
filed 1999-12-15
CIK 74046

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

  For the Quarter Ended October 31, 1999 Commission File Number 0-8675

                         OIL-DRI CORPORATION OF AMERICA
           (Exact name of the registrant as specified in its charter)

                         DELAWARE                         36-2048898
              -------------------------------         -------------------
              (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)         Identification No.)

                 410 North Michigan Avenue
                     CHICAGO, ILLINOIS                       60611
              -------------------------------         -------------------
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

Common Stock - 5,470,252 Shares (Including 1,173,607 Treasury Shares) Class B Stock - 1,765,266 Shares (Including 342,241 Treasury Shares)

                                    CONTENTS

                                                                          PAGE
                                     PART I

ITEM 1: Financial Statements And Supplementary Data..................... 03-09

ITEM 2: Management Discussion And Analysis Of Financial Condition
        And The Results Of Operations................................... 10-13

ITEM 3: Quantitative And Qualitative Disclosures About Market Risk......    13

                                     PART II

ITEM 6: Exhibits And Reports on Form 8-K................................    14

SIGNATURES..............................................................    15

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                -----------------------
                                                 OCTOBER 31  JULY 31
ASSETS                                             1999        1999
                                                -----------------------
CURRENT ASSETS
Cash and Cash Equivalents                         $   863     $ 4,362
Investment Securities                               1,260       1,225
Accounts Receivable, less allowance of $400 and
  $358 at October 31 and July 31, 1999,            26,431      25,365
respectively
Inventories                                        16,390      15,165
Prepaid Expenses                                    6,896       6,963
                                                ---------   ---------
           TOTAL CURRENT ASSETS                    51,840       53,080
                                                ---------    ---------

PROPERTY, PLANT AND EQUIPMENT - AT COST
Cost                                              134,299     132,479
Less Accumulated Depreciation and Amortization    (71,649)    (69,631)
      TOTAL PROPERTY, PLANT AND EQUIPMENT, NET     62,650      62,848
                                                ---------   ---------

OTHER ASSETS
Goodwill & Intangibles, net of accumulated
  amortization of $2,245 and $2,128 at October
  31 and July 31, 1999, respectively                9,669       9,780
Deferred Income Taxes                               3,041       3,045
Other                                               5,126       4,997
                                                 --------    --------
              TOTAL OTHER ASSETS                   17,836      17,822
                                                 --------    --------
TOTAL ASSETS                                     $132,326    $133,750
                                                 ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                ------------------------
                                                 OCTOBER 31   JULY 31
                                                    1999        1999
                                                ------------------------
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Maturities of Notes Payable              $  2,226    $  2,226
Accounts Payable                                    4,900       4,842
Dividends Payable                                     481         484
Accrued Expenses                                    5,796       8,387
                                                 --------    --------
     TOTAL CURRENT LIABILITIES                     13,403      15,939
                                                 --------    --------
NONCURRENT LIABILITIES
Notes Payable                                      38,150      38,150
Deferred Compensation                               3,162       3,206
Other                                               2,037       1,948
                                                 --------    --------
     TOTAL NONCURRENT LIABILITIES                  43,349      43,304
                                                 --------    --------
     TOTAL LIABILITIES                             56,752      59,243
                                                 --------    --------

STOCKHOLDERS' EQUITY
Common Stock, par value $.10 per share, issued
  5,470,252 shares at October 31 and July 31,
  1999                                                547         547
Class B Stock, par value $.10 per share, issued
  1,765,266 shares at October 31 and July 31,
  1999                                                177         177
Additional Paid-In Capital                          7,700       7,702
Retained Earnings                                  91,676      90,430
Restricted Unearned Stock Compensation                (24)         (9)
Cumulative Translation Adjustment                  (1,169)     (1,159)
                                                  --------    --------
                                                   98,907      97,688
Less Treasury Stock, at cost (1,173,607
  Common shares and 342,241 Class B shares
  at October 31 and 1,163,764 Common shares
  and 342,241 Class B shares at July 31,
  1999)                                           (23,333)    (23,181)
                                                 --------    --------
     TOTAL STOCKHOLDERS' EQUITY                    75,574      74,507
                                                 --------    --------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $132,326    $133,750
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

                                             -------------------------
                                               FOR THE THREE MONTHS
                                                 ENDED OCTOBER 31
                                             -------------------------
                                                 1999        1998
                                             -------------------------
NET SALES                                       $ 44,549     $ 43,670
Cost Of Sales                                     30,969       29,585
                                                --------     --------
GROSS PROFIT                                      13,580       14,085
Selling, General And Administrative Expenses      10,417       10,576
                                                --------     --------
INCOME FROM OPERATIONS                             3,163        3,509

OTHER INCOME (EXPENSE)
   Interest Expense                                 (795)        (792)
   Interest Income                                    61          144
   Other, Net                                          4          (25)
                                                --------     --------
      TOTAL OTHER EXPENSE, NET                      (730)        (673)
                                                --------     --------

INCOME BEFORE INCOME TAXES                         2,433        2,836
Income Taxes                                         706          808
                                                --------     --------
NET INCOME                                         1,727        2,028

RETAINED EARNINGS
   Balance at Beginning of Year                   90,430       85,158
   Less Cash Dividends Declared                      481          439
                                                --------     --------
RETAINED EARNINGS - OCTOBER 31                  $ 91,676     $ 86,747
                                                ========     ========

NET INCOME PER SHARE
   BASIC                                        $   0.30     $   0.34
                                                ========     ========
   DILUTIVE                                     $   0.29     $   0.34
                                                ========     ========
AVERAGE SHARES OUTSTANDING
   BASIC                                          5,721         5,881
                                                ========     ========
   DILUTIVE                                       5,896         5,929
                                                ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                             -------------------------
                                               FOR THE THREE MONTHS
                                                  ENDED OCTOBER 31
                                             -------------------------
                                                 1999        1998
                                             -------------------------
NET INCOME                                      $  1,727     $  2,028
Other Comprehensive Income:
   Cumulative Translation Adjustments                (10)         (29)
                                                --------     --------
TOTAL COMPREHENSIVE INCOME:                     $  1,717     $  1,999
                                                ========     ========



























The accompanying notes are an integral part of the consolidated financial statements

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                 ------------------------
                                                   FOR THE THREE MONTHS
                                                     ENDED OCTOBER 31
                                                 ------------------------
                                                    1999        1998
                                                 ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                          $  1,727    $  2,028
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation and Amortization                       2,228       2,140
   Provision for bad debts                                41          44
   (Increase) Decrease in:
      Accounts Receivable                             (1,107)     (2,166)
      Inventories                                     (1,225)        196
      Prepaid Expenses and Taxes                          67        (484)
      Deferred Income Taxes                                4         (43)
      Other Assets                                      (136)        (14)
   Increase (Decrease) in:
      Accounts Payable                                    58        (454)
      Income Taxes Payable                                --         420
      Accrued Expenses                                (2,591)     (1,817)
      Deferred Compensation                              (44)        (41)
      Other                                               89         163
                                                    --------    --------
         TOTAL ADJUSTMENTS                            (2,616)     (2,056)
                                                    --------    --------
   NET CASH USED IN OPERATING ACTIVITIES                (889)        (28)
                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                               (1,908)     (1,269)
   Purchases of Investment Securities                   (583)       (548)
   Dispositions of Investment Securities                 548         528
   Other                                                   8          --
                                                    --------    --------
   NET CASH USED IN INVESTING ACTIVITIES              (1,935)     (1,289)
                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Princiapl Payments on Long-Term Debt                   --          (2)
   Dividends Paid                                       (484)       (444)
   Purchases of Treasury Stock                          (159)       (758)
   Other                                                 (32)        (11)
                                                    --------    --------
   NET CASH USED IN FINANCING ACTIVITIES                (675)     (1,215)
                                                    --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (3,499)     (2,532)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           4,362       9,410
                                                    --------    --------
CASH AND CASH EQUIVALENTS, OCTOBER 31               $    863    $  6,878
                                                    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF STATEMENT PRESENTATION

The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated.

The unaudited financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.

Certain items in prior year financial statements have been reclassified to conform to the presentation used in fiscal 2000.

2. INVENTORIES

The composition of inventories is as follows (in thousands):

                                 -------------------------
                                   OCTOBER 31    JULY 31
                                   (UNAUDITED) (UNAUDITED)
                                 -------------------------
                                     1999        1999
                                 -------------------------
Finished goods                      $10,166      $ 9,593
Packaging                             4,235        4,267
Other                                 1,989        1,305
                                    -------      -------
                                    $16,390      $15,165
                                    =======      =======

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

3.  NEW ACCOUNTING STANDARDS

In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to recognize all derivatives as assets or liabilities measured at their fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. Although the impact of this statement has not been fully assessed, the Company believes adoption of this statement, as amended by SFAS No. 137, which will occur by July 2001, will not have a material financial statement impact.

4.  SEGMENT REPORTING

The Company has four reportable operating segments: Consumer Products, Fluids Purification Products, Agricultural Products, and Industrial and Automotive Products. These segments are managed separately because each business has different economic characteristics.

The accounting policies of the segments are the same as those described in Note 1 of the Company's Annual Report for the year ended July 31, 1999 on Form 10-K filed with the Securities and Exchange Commission.

Because management does not rely on segment asset allocation, information regarding segment assets is not meaningful and therefore is not reported.

                                          Quarter Ended October 31
                                    -------------------------------------
                                       Net Sales       Operating Income
                                    -------------------------------------
                                     1999     1998     1999      1998
                                    -------  -------- --------  --------
                                              (in thousands)
Consumer Products................   $29,243  $27,876  $ 4,831   $ 4,645
Fluids Purification Products.....     6,403    6,007    1,311     1,512
Agricultural Products............     4,303    5,601      501     1,081
Industrial and Automotive
  Products.......................     4,600    4,186      281        64
                                    -------  -------  -------   -------
TOTAL SALES/OPERATING INCOME.....   $44,549  $43,670  $ 6,924   $ 7,302
                                    =======  =======  -------   -------
Less:
  Corporate Expenses................................    3,757     3,818
  Interest Expense, net of Interest Income..........      734       648
                                                      -------   -------
INCOME BEFORE INCOME TAXES..........................    2,433     2,836
                                                      -------   -------
Income Taxes........................................      706       808
                                                      -------   -------
NET INCOME..........................................  $ 1,727   $ 2,028
                                                      =======   =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 1998

RESULTS OF OPERATIONS

Consolidated net sales for the first quarter of fiscal 2000 were $44,549,000, an increase of 2.0% over net sales of $43,670,000 in the first quarter of fiscal 1999. Net income for the first quarter of fiscal 2000 was $1,727,000, a decrease of 14.8% from $2,028,000 earned in the first quarter of fiscal 1999. Basic net income per share for the first quarter of fiscal 2000 was $0.30 and diluted net income per share was $0.29, versus $0.34 per share (basic and diluted) earned in the first quarter of fiscal 1999.

Net sales of the Consumer Products segment for the first quarter of fiscal 2000 were $29,243,000, an increase of 4.9% over net sales of $27,876,000 in the first quarter of fiscal 1999. This growth was primarily due to increased sales in the mass merchandiser market. Consumer Products' operating income increased 4.0% from $4,645,000 in the first quarter of fiscal 1999 to $4,831,000 in the first quarter of fiscal 2000 due to the incremental gross profit resulting from sales growth and a decrease in advertising expenditures, partially offset by fiscal 2000 manufacturing costs associated with the startup of the Church & Dwight supply arrangement in the first quarter of fiscal 2000.

Net sales of the Fluids Purification Products segment for the first quarter of fiscal 2000 were $6,403,000, an increase of 6.6% over net sales of $6,007,000 in the first quarter of fiscal 1999. Increased sales of PURE-FLO(R) bleaching clays were the primary driver of the segment's growth in sales. Fluids Purification Products' operating income decreased 13.3% from $1,512,000 in the first quarter of fiscal 1999 to $1,311,000 in the first quarter of fiscal 2000 due to selected price reductions, unfavorable manufacturing variances and costs associated with the startup of a new line of rheological products.

Net sales of the Agricultural Products segment for the first quarter of fiscal 2000 were $4,303,000, a decrease of 23.2% from net sales of $5,601,000 in the first quarter of fiscal 1999. This overall decline is due to sharply reduced demand for agricultural carriers as a result of a depressed farm economy and the growth of genetically modified crops that require less use of chemical pesticides. Agricultural Products' operating income decreased 53.7% from $1,081,000 in the first quarter of fiscal 1999 to $501,000 in the first quarter of fiscal 2000, primarily due to the decrease in sales of agricultural carriers partially offset by higher sales of specialty agricultural products, which in general provide lower margins.

Net sales of the Industrial and Automotive Products segment for the first quarter of fiscal 2000 were $4,600,000, an increase of 9.9% from net sales of $4,186,000 in the first quarter of fiscal 1999 due to increased sales volume of both clay and non-clay industrial and automotive products. Industrial and Automotive Products' operating income increased 339.1 % from $64,000 in the first quarter of fiscal 1999 to $281,000 in the first quarter of fiscal 2000 due to incremental gross profit resulting from the increase in sales volume and price increases put into effect during the past year, combined with a decrease in operating expenses.

Consolidated gross profit as a percentage of net sales for the first quarter of fiscal 2000 decreased to 30.5% from 32.3% in the first quarter of fiscal 1999 due to differences in sales mix in the Agricultural Products segment and manufacturing costs associated with the startup of the Church & Dwight supply arrangement in the first quarter of fiscal 2000.

Operating expenses as a percentage of net sales decreased to 23.4% for the first quarter of fiscal 2000 from 24.2% in the first quarter of fiscal 1999 due primarily to a lower level of advertising expenses in fiscal 2000 related to the introduction of paper cat litter products.

Interest expense was essentially unchanged, while interest income for the first quarter of fiscal 2000 decreased $83,000 from fiscal 1999 levels, primarily due to lower levels of cash and cash equivalents.

The Company's effective tax rate was 29.0% of pre-tax income in the first quarter of fiscal 2000 versus 28.5% in the first quarter of fiscal 1999.

Total assets of the Company decreased $1,424,000 or 1.1% during the first quarter of fiscal 2000. Current assets decreased $1,240,000 or 2.3% from fiscal 1999 year-end balances primarily due to decreased cash and cash equivalents, partially offset by increases in inventory and accounts receivable levels. Property, plant and equipment, net of accumulated depreciation, decreased $198,000 or 0.3% during the first quarter as depreciation expense exceeded new capital expenditures.

Total liabilities decreased $2,491,000 or 4.2% during the first quarter of fiscal 2000. Current liabilities decreased $2,536,000 or 15.9% from fiscal 1999 year-end balances due to a decrease in accrued expenses, partially offset by an increase in accounts payable.

EXPECTATIONS

The Company anticipates net sales for the remainder of fiscal 2000 will be higher than the net sales in the comparable period of fiscal 1999. Sales of branded cat box absorbents are expected to increase moderately as existing products and new product introductions gain incremental distribution. However, sales growth of cat box absorbents is subject to continuing competition for shelf space in the grocery, mass merchandiser and club markets. Sales of the Company's fluids purification products and industrial and automotive products are also expected to increase moderately in the remainder of fiscal 2000 from the comparable period in fiscal 1999. Sales of the Company's agricultural products are expected to be lower in the remainder of fiscal 2000 than in the comparable period of fiscal 1999 due to low domestic crop prices, biotechnology and depressed export demand.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio increased to 3.9 at October 31, 1999 from 3.3 at July 31, 1999. Working capital increased $1,296,000 during the first quarter of fiscal 2000 to $38,437,000 primarily due to higher receivables and inventories and lower accrued expenses. During the first quarter of fiscal 2000, the balances of cash, cash equivalents and investment securities decreased $3,464,000. Cash on hand was used to fund capital expenditures ($1,908,000), dividend payments ($484,000), purchases of the Company's common stock ($159,000), and to partially fund operating activities ($889,000). Total cash and investment balances held by the Company's foreign subsidiaries at October 31, 1999 and July 31, 1999 were
$2,356,000 and $2,692,000, respectively.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries during the first quarter of fiscal 2000 were $3,609,000 or 8.1% of total Company sales. This represents a decrease of 11.0% from the first quarter of fiscal 1999 in which foreign subsidiary sales were $4,056,000 or 9.3% of total Company sales. The decrease is due to reduced sales of fluids purification products in the United Kingdom due to selected priced reductions and reduced bleaching clay usage by a major customer through increased efficiency of operations. Net income of the foreign subsidiaries for the first quarter of fiscal 2000 was $246,000, an increase of 18.8% from $207,000 earned in the first quarter of fiscal 1999. This increase was due to favorable changes in sales mix and a reduction of advertising expenditures in Canada, partially offset by a reduction of income in the United Kingdom associated with the decline in sales discussed previously. Identifiable assets of the Company's foreign subsidiaries as of October 31, 1999 were $10,853,000, a decrease of 1.9% from $11,064,000 as of July 31, 1999. The decrease is primarily due to lower inventories and cash and cash equivalents.

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

Based upon the foregoing Y2K efforts, no material contingency plans are expected to be needed; however, contingency plans have been developed for all systems and processes determined to be critical. The plans include the ability to switch to manual systems as well as the identification of alternate suppliers. While the Company's Year 2000 readiness plans are relatively complete, the consequences of non-compliance by the Company, its major service providers, vendors, suppliers or customers could have a material adverse effect on the Company's operations.

The project to address Y2K has been underway since fiscal 1998. Pretax costs incurred to date, as well as anticipated remaining expenses to be incurred in fiscal 2000, are not material.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading "Expectations" and those statements elsewhere in this report that use forward-looking terminology such as "expect," "would," "could," "should,"

"estimates," and "believes" are "forward-looking statements" within the meaning of that term in the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those reflected in these forward-looking statements, due primarily to continued vigorous competition in the grocery, mass merchandiser and club markets, the level of success of new products, and the cost of product introductions and promotions in the consumer market. These forward-looking statements also involve the risk of changes in market conditions in the overall economy and, for the fluids purification and agricultural markets, in planting activity, crop quality, crop prices and overall agricultural demand, including export demand, foreign exchange rate fluctuations and the ability of the Company and its major service providers, suppliers and customers to adequately address the Year 2000 issue. Other factors affecting these forward-looking statements may be detailed from time to time in reports filed with the Securities and Exchange Commission.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not have any derivative financial instruments as of October 31, 1999. However, the Company is exposed to interest rate risk. The Company employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short term investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.

                          PART II -- OTHER INFORMATION

6.     (a)  EXHIBITS:  The following documents are an exhibit to this report.

                                                                       Exhibit
                                                                        Index
            Exhibit 11:  Statement Re:  Computation of per share
                         earnings                                          16
            Exhibit 27:  Financial Data Schedule                           17

       (b) During the quarter for which this report is filed, no reports on Form 8-K were filed.

   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   OIL-DRI CORPORATION OF AMERICA
     (Registrant)

   BY /S/MICHAEL L. GOLDBERG
   -------------------------------
      Michael L. Goldberg
      Executive Vice-President, Chief Financial Officer
      and Corporate Secretary

   BY /S/DANIEL S. JAFFEE
   -------------------------------
      Daniel S. Jaffee
      President and Chief Executive Officer





   Dated:  December 14, 1999