Form 10-Q
period 2000-01-31
OIL DRI CORPORATION OF AMERICA
filed 2000-03-16
CIK 74046

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

     For the Quarter Ended January 31, 2000 Commission File Number 0-8675

                        OIL-DRI CORPORATION OF AMERICA
                        ------------------------------
          (Exact name of the registrant as specified in its charter)


                        DELAWARE                    36-2048898
                        --------                    ----------
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)       Identification No.)


           410 North Michigan Avenue
               CHICAGO, ILLINOIS                      60611
           --------------------------                 -----
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

Common Stock - 5,470,252 Shares (Including 1,282,807 Treasury Shares) Class B Stock - 1,765,266 Shares (Including 342,241 Treasury Shares)

                                    CONTENTS

                                                                     PAGE
                                     PART I
ITEM 1: Financial Statements And Supplementary Data..................3 - 12


ITEM 2: Management Discussion And Analysis Of Financial Condition
        And The Results Of Operations................................13 - 18

ITEM 3: Quantitative And Qualitative Disclosures About Market Risk...18


                                     PART II

ITEM 4: Submission Of Matters To A Vote Of Security Holders..........19

ITEM 6: Exhibits And Reports On Form 8-K.............................19

SIGNATURES...........................................................20

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                         ---------------------
                                                          JANUARY 31   JULY 31
ASSETS                                                       2000        1999
     `                                                   ---------------------
CURRENT ASSETS
Cash and Cash Equivalents                                $  2,988     $  4,362
Investment Securities                                       1,219        1,225
Accounts Receivable, less allowance of $397 and
  $358 at January 31, 2000 and July 31, 1999,
  respectively                                             27,201       25,365
Inventories                                                16,360       15,165
Prepaid Expenses                                            7,919        6,963
                                                         --------     --------
           TOTAL CURRENT ASSETS                            55,687       53,080
                                                         --------     --------

PROPERTY, PLANT AND EQUIPMENT - AT COST
Cost                                                      135,846      132,479
Less Accumulated Depreciation and Amortization            (73,811)     (69,631)
                                                         --------     --------
           TOTAL PROPERTY, PLANT AND
           EQUIPMENT, NET                                  62,035       62,848
                                                         --------     --------

OTHER ASSETS
Goodwill & Intangibles, net of accumulated
  amortization of $2,363 and $2,128 at January
  31, 2000, and July 31, 1999, respectively                 9,716        9,780
Deferred Income Taxes                                       3,040        3,045
Other                                                       6,004        4,997
                                                         --------     --------
              TOTAL OTHER ASSETS                           18,760       17,822
                                                         --------     --------

TOTAL ASSETS                                             $136,482     $133,750
                                                         ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                       ------------------------
                                                         JANUARY 31    JULY 31
LIABILITIES & STOCKHOLDERS' EQUITY                          2000        1999
                                                       ------------------------
CURRENT LIABILITIES
Current Maturities of Notes Payable                     $   2,080    $   2,226
Accounts Payable                                            4,715        4,842
Dividends Payable                                             473          484
Accrued Expenses                                            8,309        8,387
                                                        ---------    ---------
           TOTAL CURRENT LIABILITIES                       15,577       15,939
                                                        ---------    ---------

NONCURRENT LIABILITIES
Notes Payable                                              42,063       38,150
Deferred Compensation                                       3,086        3,206
Other                                                       2,129        1,948
                                                        ---------    ---------
           TOTAL NONCURRENT LIABILITIES                    47,278       43,304
                                                        ---------    ---------

           TOTAL LIABILITIES                               62,855       59,243
                                                        ---------    ---------

STOCKHOLDERS' EQUITY
Common Stock, par value $.10 per share, issued
  5,470,252 shares at January 31, 2000, and
  July 31, 1999                                               547          547
Class B Stock, par value $.10 per share, issued
  1,765,266 shares at January 31, 2000, and
  July 31, 1999                                               177          177
Additional Paid-In Capital                                  7,698        7,702
Retained Earnings                                          91,295       90,430
Restricted Unearned Stock Compensation                        (31)          (9)
Cumulative Translation Adjustment                          (1,172)      (1,159)
                                                        ---------    ---------
                                                           98,514       97,688
Less Treasury Stock, at cost (1,282,807 Common
  shares and 342,241 Class B shares at January
  31, 2000, and 1,163,764 Common shares and
  342,241 Class B shares at July 31, 1999)                (24,887)     (23,181)
                                                        ---------    ---------
           TOTAL STOCKHOLDERS' EQUITY                      73,627       74,507
                                                        ---------    ---------
           TOTAL LIABILITIES &
           STOCKHOLDERS' EQUITY                         $ 136,482    $ 133,750
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

                                                      -------------------------
                                                       FOR THE SIX MONTHS ENDED
                                                              JANUARY 31
                                                      -------------------------
                                                          2000          1999
                                                      -------------------------
NET SALES                                               $  91,052    $  91,105
Cost Of Sales                                              64,765       61,812
                                                        ---------    ---------
GROSS PROFIT                                               26,287       29,293
Selling, General And Administrative Expenses               21,200       21,961
Restructuring Charge                                        1,239           --
                                                        ---------    ---------
INCOME FROM OPERATIONS                                      3,848        7,332

OTHER INCOME (EXPENSE)
   Interest Expense                                        (1,623)      (1,594)
   Interest Income                                            109          260
   Other, Net                                                 228           21
                                                        ---------    ---------
      TOTAL OTHER EXPENSE, NET                             (1,286)      (1,313)
                                                        ---------    ---------

INCOME BEFORE INCOME TAXES                                  2,562        6,019
Income Taxes                                                  743        1,715
                                                        ---------    ---------
NET INCOME                                                  1,819        4,304

RETAINED EARNINGS
   Balance at Beginning of Year                            90,430       85,158
   Less Cash Dividends Declared                               954          948
                                                        ---------    ---------
RETAINED EARNINGS - JANUARY 31                          $  91,295    $  88,514
                                                        =========    =========

NET INCOME PER SHARE
   BASIC                                                $    0.32    $    0.73
                                                        =========    =========
   DILUTIVE                                             $    0.31    $    0.72
                                                        =========    =========

AVERAGE SHARES OUTSTANDING
   BASIC                                                    5,684        5,862
                                                        =========    =========
   DILUTIVE                                                 5,851        5,979
                                                        =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                       STATEMENTS OF COMPREHENSIVE INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                      -------------------------
                                                       FOR THE SIX MONTHS ENDED
                                                              JANUARY 31
                                                      -------------------------
                                                          2000          1999
                                                      -------------------------
NET INCOME                                              $  1,819      $  4,304

OTHER COMPREHENSIVE INCOME:
   Cumulative Translation Adjustments                        (13)          (40)
                                                        --------      --------
TOTAL COMPREHENSIVE INCOME                              $  1,806      $  4,264
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

                                                      -------------------------
                                                        FOR THE THREE MONTHS
                                                          ENDED JANUARY 31
                                                      -------------------------
                                                           2000        1999
                                                      -------------------------
NET SALES                                               $  46,503    $  47,435
Cost Of Sales                                              33,796       32,227
                                                        ---------    ---------
GROSS PROFIT                                               12,707       15,208
Selling, General And Administrative Expenses               10,783       11,385
Restructuring Charge                                        1,239           --
                                                        ---------    ---------
INCOME FROM OPERATIONS                                        685        3,823

OTHER INCOME (EXPENSE)
   Interest Expense                                          (828)        (802)
   Interest Income                                             48          116
   Other, Net                                                 224           46
                                                        ---------    ---------
      TOTAL OTHER EXPENSE, NET                               (556)        (640)
                                                        ---------    ---------

INCOME BEFORE INCOME TAXES                                    129        3,183
Income Taxes                                                   37          907
                                                        ---------    ---------
NET INCOME                                              $      92    $   2,276
                                                        =========    =========

NET INCOME PER SHARE
   BASIC                                                $    0.02     $   0.39
                                                        =========    =========
   DILUTIVE                                             $    0.02     $   0.38
                                                        =========    =========

AVERAGE SHARES OUTSTANDING
   BASIC                                                    5,646        5,843
                                                        =========    =========
   DILUTIVE                                                 5,804        6,055
                                                        =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                       STATEMENTS OF COMPREHENSIVE INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                      -------------------------
                                                        FOR THE THREE MONTHS
                                                          ENDED JANUARY 31
                                                      -------------------------
                                                          2000          1999
                                                      -------------------------
NET INCOME                                             $     92       $  2,276

OTHER COMPREHENSIVE INCOME:
   Cumulative Translation Adjustments                        (3)           (11)
                                                       --------       --------

TOTAL COMPREHENSIVE INCOME                             $     89       $  2,265
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

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                        -----------------------
                                                          FOR THE SIX MONTHS
                                                           ENDED JANUARY 31
                                                        -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES                        2000       1999
                                                        -----------------------
NET INCOME                                                $  1,819    $  4,304
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation and Amortization                             4,547       4,261
   Non-Cash Restructuring Charge                             1,239          --
   Provision for bad debts                                      59          39
   (Increase) Decrease in:
      Accounts Receivable                                   (1,895)     (3,783)
      Inventories                                           (1,195)        233
      Prepaid Expenses and Taxes                              (956)       (544)
      Deferred Income Taxes                                      4         (43)
      Other Assets                                          (1,178)       (556)
   Increase (Decrease) in:
      Accounts Payable                                        (127)       (322)
      Accrued Expenses                                      (1,317)       (402)
      Deferred Compensation                                   (120)       (126)
      Special Charge Reserve                                    --         (62)
      Other                                                    181         281
                                                          --------    --------
           TOTAL ADJUSTMENTS                                  (758)     (1,024)
                                                          --------    --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                 1,061       3,280
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                                     (3,493)     (3,565)
   Proceeds from sale of property, plant and
   equipment                                                    12          22
   Purchases of Investment Securities                       (1,219)     (1,225)
   Dispositions of Investment Securities                     1,225       1,173
   Other                                                        (8)        (14)
                                                          --------    --------
   NET CASH USED IN INVESTING ACTIVITIES                    (3,483)     (3,609)
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal Payments on Long-Term Debt                     (1,246)        (51)
   Proceeds from Issuance of Long-Term Debt                  5,013         400
   Dividends Paid                                             (965)       (883)
   Purchases of Treasury Stock                              (1,727)     (1,131)
   Other                                                       (27)        (17)
                                                          --------    --------
   NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                                1,048      (1,682)
                                                          --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (1,374)     (2,011)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 4,362       9,410
                                                          --------    --------
CASH AND CASH EQUIVALENTS, JANUARY 31                     $  2,988    $  7,399
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

2. INVENTORIES

The composition of inventories is as follows (in thousands):

                           ----------------------------
                            JANUARY 31        JULY 31
                           (UNAUDITED)      (UNAUDITED)
                           ----------------------------
                                2000           1999
                           ----------------------------
Finished goods                $  9,468        $  9,593
Packaging                        5,062           4,267
Other                            1,830           1,305
                              --------        --------
                              $ 16,360        $ 15,165
                              ========        ========

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

3.  RESTRUCTURING CHARGE

During the second quarter of fiscal 2000, the Company recorded a pre-tax restructuring charge of $1,239,000 against income from operations, as follows:

           Severance costs             $604,000
           Non-performing asset         635,000
                                     ----------
           Restructuring charge      $1,239,000
                                     ==========

The severance costs are related to a realignment of the Company's personnel costs to bring them more in line with current levels of sales and profitability. The severance accrual represents 13 employees to be terminated and will be completed by the fourth quarter of fiscal 2000. The majority of the positions to be terminated are at the selling, general and administrative level.

The net book value of the non-performing asset consists of specific production equipment that has been idled. The equipment had been used in the Agricultural Products segment. Because management does not rely on segment asset allocation, information regarding the results of operations for this specific asset cannot be identified. However, the results are included in cost of sales. The net book value of this asset is approximately 1% of the net book value of all fixed assets outstanding as of January 31, 2000.

4.  NEW ACCOUNTING STANDARDS

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

5.  SEGMENT REPORTING

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

                                          -------------------------------------
                                              Six Months Ended January 31
                                          -------------------------------------
                                              Net Sales       Operating Income
                                          -------------------------------------
                                             2000     1999     2000      1999
                                          -------   -------  -------   -------
                                                      (IN THOUSANDS)
Consumer Products.......................  $60,817   $59,926  $ 9,133   $ 9,590
Fluids Purification Products............   12,132    11,579    2,294     2,891
Agricultural Products...................    9,037    11,209      906     2,104
Industrial and Automotive Products......    9,066     8,391      537       251
                                          -------   -------  -------   -------
TOTAL SALES/OPERATINGINCOME.............  $91,052   $91,105  $12,870   $14,836
                                          =======   =======  -------   -------
Less:  Restructuring Charge(1).............................    1,239         0
       Corporate Expenses..................................    7,555     7,483
       Interest Expense, net of Interest Income............    1,514     1,334
                                                             -------   -------
INCOME BEFORE INCOME TAXES.................................    2,562     6,019
                                                             -------   -------
Income Taxes...............................................      743     1,715
                                                             -------   -------
NET INCOME.................................................   $1,819    $4,304
                                                             =======   =======

                                          -------------------------------------
                                              Three Months Ended January 31
                                          -------------------------------------
                                              Net Sales       Operating Income
                                          -------------------------------------
                                             2000     1999     2000      1999
                                          -------   -------  -------   -------
                                                      (IN THOUSANDS)
Consumer Products.......................  $31,574   $32,050  $ 4,302   $ 4,945
Fluids Purification Products............    5,729     5,572      983     1,379
Agricultural Products...................    4,734     5,608      405     1,023
Industrial and Automotive Products......    4,466     4,205      256       187
                                          -------   -------  -------   -------
TOTAL SALES/OPERATINGINCOME.............  $46,503   $47,435  $ 5,946   $ 7,534
                                          =======   =======  -------   -------
Less:  Restructuring Charge(1).............................    1,239         0
       Corporate Expenses..................................    3,798     3,665
       Interest Expense, net of Interest Income............      780       686
                                                             -------   -------
INCOME BEFORE INCOME TAXES.................................      129     3,183
                                                             -------   -------
Income Taxes...............................................       37       907
                                                             -------   -------
NET INCOME.................................................  $    92   $ 2,276
                                                             =======   =======

(1) See Note 3 above for a discussion of the restructuring charge recorded in the second quarter of fiscal 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2000 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 1999
RESULTS OF OPERATIONS

Consolidated net sales for the six months ended January 31, 2000 were $91,052,000, a decrease of 0.1% versus net sales of $91,105,000 in the first six months of fiscal 1999. Net income for the first six months of fiscal 2000 was $1,819,000, a decrease of 57.7% from $4,304,000 earned in the first six months of fiscal 1999. Basic net income per share for the first six months of fiscal 2000 was $0.32 and diluted net income per share was $0.31, versus $0.73 basic net income per share and $0.72 diluted net income per share earned in the first six months of fiscal 1999. The decrease was due to a restructuring charge recorded in the second quarter of fiscal 2000, manufacturing costs associated with the startup of the Church & Dwight supply arrangement, the decline in demand for agricultural carriers, a decrease in profitability in the Fluids Purification Products segment, and increases in fuel prices. The restructuring charge, which covered the costs of severance for certain eliminated positions and the write-off of certain non-performing assets, reduced income before taxes by $1,239,000, net income by $879,000, and net income per share by $0.15 (basic and diluted) for the first six months of fiscal 2000.

Net sales of the Consumer Products segment for the first six months of fiscal 2000 were $60,817,000, an increase of 1.5% over net sales of $59,926,000 in the first six months of fiscal 1999. This growth was primarily due to incremental sales to Church & Dwight and increased sales in the mass merchandiser market, partially offset by reduced sales in the grocery market. Consumer Products' operating income decreased 4.8% from $9,590,000 in the first six months of fiscal 1999 to $9,133,000 in the first six months of fiscal 2000 due to an unfavorable sales mix, and manufacturing costs associated with the startup of the Church & Dwight supply arrangement incurred in the first six months of fiscal 2000, partially offset by a decrease in advertising expenditures.

Net sales of the Fluids Purification Products segment for the first six months of fiscal 2000 were $12,132,000, an increase of 4.8% over net sales of $11,579,000 in the first six months of fiscal 1999. Increased domestic sales of PURE-FLO(R) bleaching clays were the primary driver of the segment's growth in sales, partially offset by competitive pressures in many of our overseas markets that have led to some defensive pricing strategies to maintain market share. Fluids Purification Products' operating income decreased 20.7% from $2,891,000 in the first six months of fiscal 1999 to $2,294,000 in the first six months of fiscal 2000 due to a reduction in gross profit margins in our overseas markets resulting from the defensive pricing strategies mentioned previously, unfavorable manufacturing variances and costs associated with the startup of a new line of rheological products.

Net sales of the Agricultural Products segment for the first six months of fiscal 2000 were $9,037,000, a decrease of 19.4% from net sales of $11,209,000 in the first six months of fiscal 1999. This overall decline is due primarily to sharply reduced demand for agricultural carriers as a result of a depressed farm economy. Agricultural Products' operating income decreased 56.9% from $2,104,000 in the first six months of fiscal 1999 to $906,000 in the first six months of fiscal 2000, primarily due to a decrease in sales of agricultural carriers, and unfavorable sales mix and manufacturing variances, partially offset by the Company's return on investment in Kamterter II.

Net sales of the Industrial and Automotive Products segment for the first six months of fiscal 2000 were $9,066,000, an increase of 8.0% from net sales of $8,391,000 in the first six months of fiscal 1999 due to increased sales volume of clay-based industrial and automotive products. Industrial and Automotive Products' operating income increased 113.9% from $251,000 in the first six months of fiscal 1999 to $537,000 in the first six months of fiscal 2000 due to incremental gross profit resulting from the increase in sales volume and price increases put into effect during the past year, combined with a decrease in operating expenses.

Consolidated gross profit as a percentage of net sales for the first six months of fiscal 2000 decreased to 28.9% from 32.2% in the first six months of fiscal 1999 due to an unfavorable sales mix in the Consumer and Agricultural Products segments, defensive pricing strategies in the overseas markets of the Fluids Purification Products segment, manufacturing costs associated with the startup of the Church & Dwight supply arrangement incurred in the first six months of fiscal 2000, and increases in fuel prices.

Operating expenses as a percentage of net sales increased to 24.6% for the first six months of fiscal 2000 from 24.1% in the first six months of fiscal 1999. This increase is due primarily to the pre-tax restructuring charge of $1,239,000 recorded in the second quarter of fiscal 2000, partially offset by a lower level of advertising expenses in fiscal 2000 versus fiscal 1999.

Interest expense increased $29,000, while interest income for the first six months of fiscal 2000 decreased $151,000 from fiscal 1999 levels, primarily due to lower levels of funds available for investment.

The Company's effective tax rate was 29.0% of pre-tax income in the first six months of fiscal 2000 versus 28.5% in the first six months of fiscal 1999.

Total assets of the Company increased $2,732,000 or 2.0% during the first six months of fiscal 2000. Current assets increased $2,607,000 or 4.9% from fiscal 1999 year-end balances primarily due to increases in accounts receivable and inventory levels, partially offset by decreased cash and cash equivalents. Property, plant and equipment, net of accumulated depreciation, decreased $813,000 or 1.3% during the first half as depreciation expense exceeded new capital expenditures.

Total liabilities increased $3,612,000 or 6.1% during the first six months of fiscal 2000 due primarily to increased levels of long term notes payable, partially offset by a decrease in current liabilities. Current liabilities decreased $362,000 or 2.3% from fiscal 1999 year-end balances due to a decrease in the current maturitites of notes payable, accounts payable and accrued expenses.

EXPECTATIONS

The Company anticipates net sales for the remainder of fiscal 2000 will be approximately the same as net sales in the comparable period of fiscal 1999. Sales of branded cat box absorbents are expected to increase slightly as existing products and new product introductions gain incremental distribution. However, sales growth of cat box absorbents is subject to continuing competition for shelf space in the grocery, mass merchandiser and club markets. Sales of the Company's fluids purification products and industrial and automotive products are also expected to increase slightly in the remainder of fiscal 2000 from the comparable period in fiscal 1999. Sales of the Company's agricultural products are expected to be lower in the remainder of fiscal 2000 than in the comparable period of fiscal 1999 due primarily to low domestic crop prices and depressed export demand.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio increased to 3.6 at January 31, 2000 from 3.3 at July 31, 1999. Working capital increased $2,969,000 during the first six months of fiscal 2000 to $40,110,000 due to both higher levels of current assets and lower levels of current liabilities, as previously discussed. During the first six months of fiscal 2000, the balances of cash, cash equivalents and investment securities decreased $1,380,000. Cash provided by operating activities ($1,061,000), increases in the Company's line of credit ($5,000,000), and cash on hand ($4,362,000) were used to fund capital expenditures ($3,493,000), purchases of the Company's common stock ($1,727,000), principal payments on long-term debt ($1,246,000), and dividend payments ($965,000). Total cash and investment balances held by the Company's foreign subsidiaries at January 31, 2000 and July 31, 1999 were $2,705,000 and $2,692,000, respectively.

THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 1999
RESULTS OF OPERATIONS

Consolidated net sales for the three months ended January 31, 2000 were $46,503,000, a decrease of 2.0% over net sales of $47,435,000 in the second quarter of fiscal 1999. Net income for the three months ended January 31, 2000 was $92,000, a decrease of 96.0% from $2,276,000 earned in last year's quarter. Net income per share for the three months ended January 31, 2000 was $0.02 (basic and diluted) versus $0.39 basic net income per share and $0.38 diluted net income per share earned in the same period last year. The decrease was due to a restructuring charge recorded in the second quarter of fiscal 2000, ongoing manufacturing costs associated with the startup of the Church & Dwight supply arrangement, the decline in demand for agricultural carriers, a decrease in profitability in the Fluids Purification Products segment, and increases in fuel prices. The restructuring charge, which covered the costs of severance for certain eliminated positions and the write-off of certain non-performing assets, reduced income before income taxes by $1,239,000, net income by $879,000, and net income per share by $0.15 (basic and diluted) for the second quarter of fiscal 2000.

Net sales of the Consumer Products segment for the three months ended January 31, 2000 were $31,574,000, a decrease of 1.5% over net sales of $32,050,000 in the second quarter of fiscal 1999. This decrease was primarily due to decreased sales in the grocery market, partially offset by increased sales in the mass merchandiser market and incremental sales to Church & Dwight. Consumer Products' operating income decreased 13.0% from $4,945,000 in the second quarter of fiscal 1999 to $4,302,000 in the second quarter of fiscal 2000 due to a reduction in gross profit margins resulting from reduced sales, an unfavorable sales mix, and ongoing manufacturing costs associated with the startup of the Church & Dwight supply arrangement, partially offset by a decrease in advertising expenditures.

Net sales of the Fluids Purification Products segment for the three months ended January 31, 2000 were $5,729,000, an increase of 2.8% over net sales of $5,572,000 in the second quarter of fiscal 1999. Increased domestic sales of PURE-FLO(R) bleaching clays were the primary driver of the segment's growth in sales, partially offset by competitive pressures in many of our overseas markets that have led to some defensive pricing strategies to maintain market share. Fluids Purification Products' operating income decreased 28.7% from $1,379,000 in the second quarter of fiscal 1999 to $983,000 in the second quarter of fiscal 2000 due to a reduction in gross profit margins in our overseas markets resulting from the defensive pricing strategies mentioned previously, unfavorable manufacturing variances and continuing costs associated with the startup of a new line of rheological products.

Net sales of the Agricultural Products segment for the three months ended January 31, 2000 were $4,734,000, a decrease of 15.6% from net sales of $5,608,000 in the second quarter of fiscal 1999. This overall decline is due to sharply reduced demand for agricultural carriers as a result of a depressed farm economy. Agricultural Products' operating income decreased 60.4%from $1,023,000 in the second quarter of fiscal 1999 to $405,000 in the second quarter of fiscal 2000, primarily due to a decrease in sales of agricultural carriers, and unfavorable sales mix and manufacturing variances, partially offset by the Company's pro rata share of Kamterter II's net income.

Net sales of the Industrial and Automotive Products segment for the three months ended January 31, 2000 were $4,466,000, an increase of 6.2% from net sales of $4,205,000 in the second quarter of fiscal 1999 due to increased sales volume of clay-based automotive and hardware products. Industrial and Automotive Products' operating income increased 36.9% from $187,000 in the second quarter of fiscal 1999 to $256,000 in the second quarter of fiscal 2000 due to incremental gross profit resulting from the increase in sales volume and price increases put into effect during the past year, combined with a decrease in operating expenses.

Consolidated gross profit as a percentage of net sales for the three months ended January 31, 2000 decreased to 27.3% from 32.1% in the second quarter of fiscal 1999 due to unfavorable sales mixes in the Consumer and Agricultural Products segments, defensive pricing strategies in the overseas markets of the Fluids Purification Products segment, ongoing manufacturing costs associated with the startup of the Church & Dwight supply arrangement, and increases in fuel prices.

Operating expenses as a percentage of net sales increased to 25.9% for the three months ended January 31,2000 from 24.0% in the second quarter of fiscal 1999. This increase is due primarily to the pre-tax special charge of $1,239,000 recorded in the second quarter of fiscal 2000, partially offset by a lower level of advertising expense in fiscal 2000 versus fiscal 1999.

Interest expense increased $26,000, while interest income for the three months ended January 31, 2000 decreased $68,000 from fiscal 1999 levels, primarily due to lower levels of cash and cash equivalents and the consequently lower level of funds available for investment.

The Company's effective tax rate was 29.0% of pre-tax income in the three months ended January 31, 2000 versus 28.5% in the second quarter of fiscal 1999.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries for the six months ended January 31, 2000 were $7,311,000 or 8.0% of total Company sales. This represents a decrease of $386,000 or 5.0% from the same period of fiscal 1999, in which foreign subsidiary sales were $7,697,000 or 8.4% of total Company sales. This decrease is due to reduced sales of fluids purification products in our overseas markets due to defensive pricing strategies implemented to maintain share and reduced bleaching clay usage by a major customer through increased efficiency of operations. Net income of the foreign subsidiaries for the first six months of fiscal 2000 was $346,000, an increase of $66,000 or 23.6% from $280,000 earned in the same period of fiscal 1999. This increase was primarily due to improved gross profit margins resulting from favorable changes in sales mix. Identifiable assets of the Company's foreign subsidiaries as of January 31, 2000 were $11,135,000, in line with identifiable assets of $11,129,000 as of January 31, 1999.

Net sales by the Company's foreign subsidiaries during the three months ended January 31, 2000 were $3,702,000 or 8.0% of total Company sales. This represents an increase of $61,000 or 1.7% from the second quarter of fiscal 1999 in which foreign subsidiary sales were $3,641,000 or 7.7% of total Company sales. The increase is due to increased sales of cat litter products in Canada and industrial products in the United Kingdom, partially offset by reduced sales of fluids purification products in overseas markets, as discussed above. Net income of the foreign subsidiaries for the three months ended January 31, 2000 was $99,000 an increase of $26,000 or 35.6% from $73,000 earned in the second quarter of fiscal 1999. This increase was primarily due to the incremental gross profit resulting from the growth in sales, as well as a reduction in advertising expenditures in Canada.

RESTRUCTURING CHARGE

During the second quarter of fiscal 2000, the Company recorded a pre-tax restructuring charge of $1,239,000 against income from operations, as follows:

           Severance costs             $604,000
           Non-performing asset         635,000
                                     ----------
           Restructuring charge      $1,239,000
                                     ==========

The severance costs are related to a realignment of the Company's personnel costs to bring them more in line with current levels of sales and profitability. The severance accrual represents 13 employees to be terminated and will be completed by the fourth quarter of fiscal 2000. The majority of the positions to be terminated are at the selling, general and administrative level.

The net book value of the non-performing asset consists of specific production equipment that has been idled. The equipment had been used in the Agricultural Products segment. Because management does not rely on segment asset allocation, information regarding the results of operations for this specific asset cannot be identified. However, the results are included in cost of sales. The net book value of this asset is approximately 1% of the net book value of all fixed assets outstanding as of January 31, 2000.

At the present time, the estimated annualized pre-tax payroll savings and depreciation reduction expected to be realized from the charge is $1,500,000. Approximately $1,200,000 of the cost reductions will be in Selling, General and Administrative

Expenses, with the remainder to Cost of Sales. The realization of these benefits will begin in the third quarter of fiscal 2000. The pre-tax cash flow benefit expected to be realized on an annualized basis approximates $1,250,000. Of the total pre-tax annualized savings, approximately $250,000 will end by August 1, 2002.

YEAR 2000

The Year 2000 ("Y2K") issue was a result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems would have been unable to interpret dates beyond 1999, which could have caused a system failure or application errors, leading to disruptions in operations.

As of the date of this report, the Company has not experienced any material problems related to Y2K, nor has the Company received any significant complaints regarding Y2K issues related to its products. Also, the Company is not aware of any significant Y2K issues affecting the Company's major customers or suppliers.

The project to address Y2K had been underway since fiscal 1998. Total pre-tax costs incurred were not material.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading "Expectations" and those statements elsewhere in this report that use forward-looking terminology such as "expect," "would," "could," "should," "estimates," and "believes" are "forward-looking statements" within the meaning of that term in the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those reflected in these forward-looking statements, due primarily to continued vigorous competition in the grocery, mass merchandiser and club markets, the level of success of new products, and the cost of product introductions and promotions in the consumer market. These forward-looking statements also involve the risk of changes in market conditions in the overall economy and, for the fluids purification and agricultural markets, in planting activity, crop quality, crop prices and overall agricultural demand, including export demand, and foreign exchange rate fluctuations. Other factors affecting these forward-looking statements may be detailed from time to time in reports filed with the Securities and Exchange Commission.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not have any derivative financial instruments as of January 31, 2000. However, the Company is exposed to interest rate risk. The Company employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short term investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.

                           PART II - OTHER INFORMATION

ITEM 4. (A) SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: On December 7, 1999, the 1999 Annual Meeting of Stockholders of Oil-Dri Corporation of America was held for the purpose of considering and voting on:

            1.   The election of ten directors.

            2. An amendment to the Company's 1995 Long Term Incentive Plan to authorize an additional 500,000 shares (consisting of Common Stock, Class A Common Stock and/or Class B Stock) for use under the Plan.

            ELECTION OF DIRECTORS

            The following schedule sets forth the results of the vote to elect directors.

                                                          VOTES
            DIRECTOR                    VOTES FOR      ABSTAINED*
            ---------------------      ----------      ---------
            J. Steven Cole             17,379,578        395,874
            Arnold W. Donald           17,379,868        395,584
            Ronald B. Gordon           17,380,413        395,039
            Daniel S. Jaffee           17,379,113        396,339
            Richard M. Jaffee          17,379,113        396,339
            Thomas D. Kuczmarski       17,380,413        395,039
            Joseph C. Miller           17,380,407        395,045
            Paul J. Miller             17,377,578        397,874
            Haydn H. Murray            17,377,378        398,074
            Allan H. Selig             17,378,578        396,874

            *All votes abstained were common shares.

            APPROVAL OF AMENDMENT TO THE OIL-DRI CORPORATION OF AMERICA 1995
            LONG TERM INCENTIVE PLAN
                                         COMMON      CLASS B       TOTAL
                                        ---------   ----------   ----------
            Votes For:                  2,207,931   14,082,740   16,290,671
            Votes Against:                989,203           --      989,203
            Votes Abstained:               27,536           --       27,536
            Votes Withheld:               468,042           --      468,042

ITEM 6. (A) EXHIBITS:  The following documents are an exhibit to this report.

                                                                    Exhibit
                                                                     Index
                                                                    -------
            Exhibit 11:    Statement Re:  Computation of per          21
                           share earnings
            Exhibit 27:    Financial Data Schedule                    22


        (B) During the quarter for which this report is filed, no reports on Form 8-K were filed.

   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   OIL-DRI CORPORATION OF AMERICA
     (Registrant)



   BY /S/JAMES F. JAPCZYK
      ----------------------------
      James F. Japczyk
      Vice President, Controller
      Chief Accounting Officer




   BY /S/DANIEL S. JAFFEE
      ----------------------------
      Daniel S. Jaffee
      President and Chief Executive Officer







  Dated:  March 16, 2000