Form 10-Q
period 2000-04-30
OIL DRI CORPORATION OF AMERICA
filed 2000-06-13
CIK 74046

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the Quarter Ended April 30, 2000 Commission File Number 0-8675

                         OIL-DRI CORPORATION OF AMERICA
           (Exact name of the registrant as specified in its charter)


                  DELAWARE                           36-2048898
          ------------------------------         ------------------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)         Identification No.)


             410 North Michigan Avenue
                 Chicago, Illinois                       60611
       --------------------------------------          --------
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

Common Stock - 5,470,435 Shares (Including 1,282,807 Treasury Shares) Class B Stock - 1,765,083 Shares (Including 342,241 Treasury Shares)

                               CONTENTS

                                                                       Page
                                PART I

Item 1: Financial Statements And Supplementary Data.................. 3 - 12


Item 2: Management Discussion And Analysis Of Financial Condition
        And The Results Of Operations................................13 - 18

Item 3: Quantitative And Qualitative Disclosures About Market Risk........18


                                PART II

Item 6: Exhibits And Reports On Form 8-K..................................19

Signatures................................................................20

             OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                      Consolidated Balance Sheets
                       (in thousands of dollars)
                               (unaudited)


                                                -----------------------
                                                 April 30    July 31
ASSETS                                             2000        1999
                                                -----------------------
CURRENT ASSETS
Cash and Cash Equivalents                        $    988    $  4,362
Investment Securities                               1,219       1,225
Accounts Receivable, less allowance of $431 and
  $358 at April 30, 2000 and July 31, 1999,
  respectively                                     25,194      25,365
Inventories                                        17,837      15,165
Prepaid Expenses                                    8,494       6,963
                                                 --------    --------
           Total Current Assets                    53,732      53,080
                                                 --------    --------

PROPERTY, PANT AND EQUIPMENT -- AT COST
Cost                                              134,620     132,479
Less Accumulated Depreciation and Amortization    (73,972)    (69,631)
                                                 --------    --------
           Total Property, Plant and
           Equipment, Net                          60,648      62,848
                                                 --------    --------

OTHER ASSETS
Goodwill & Intangibles, net of accumulated
  amortization of $2,480 and $2,128 at April
  30, 2000, and July 31, 1999, respectively         9,621       9,780
Deferred Income Taxes                               3,040       3,045
Other                                               6,140       4,997
                                                 --------    --------
           Total Other Assets                      18,801      17,822
                                                 --------    --------
Total Assets                                     $133,181    $133,750
                                                 ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

             OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                      Consolidated Balance Sheets
                       (in thousands of dollars)
                               (unaudited)

                                                ------------------------
                                                 April 30     July 31
LIABILITIES & STOCKHOLDERS' EQUITY                 2000        1999
                                                ------------------------
CURRENT LIABILITIES
Current Maturities of Notes Payable              $  2,000    $  2,226
Accounts Payable                                    5,002       4,842
Dividends Payable                                     473         484
Accrued Expenses                                    6,783       8,387
                                                 --------    --------
           Total Current Liabilities               14,258      15,939
                                                 --------    --------
NONCURRENT LIABILITIES
Notes Payable                                      40,063      38,150
Deferred Compensation                               3,075       3,206
Other                                               1,751       1,948
                                                 --------    --------
           Total Noncurrent Liabilities            44,889      43,304
                                                 --------    --------
           Total Liabilities                       59,147      59,243
                                                 --------    --------
STOCKHOLDERS' EQUITY
Common Stock, par value $.10 per share, issued
  5,470,435 shares at April 30, 2000, and
  5,470,252 shares at July 31, 1999                   547         547
Class B Stock, par value $.10 per share, issued
  1,765,083 shares at April 30, 2000, and
  1,765,266 shares at July 31, 1999                   177         177
Additional Paid-In Capital                          7,698       7,702
Retained Earnings                                  91,756      90,430
Restricted Unearned Stock Compensation                (19)         (9)
Cumulative Translation Adjustment                  (1,238)     (1,159)
                                                 --------    --------
                                                   98,921      97,688
Less Treasury Stock, at cost (1,282,807 Common
  shares and 342,241 Class B shares at April
  30, 2000, and 1,163,764 Common shares and
  342,241 Class B shares at July 31, 1999)        (24,887)    (23,181)
                                                 --------    --------
           Total Stockholders' Equity              74,034      74,507
                                                 --------    --------
           Total Liabilities & Stockholders'
           Equity                                $133,181    $133,750
                                                 ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

            OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
       Consolidated Statements of Income and Retained Earnings
             (in thousands, except for per share amounts)
                             (unaudited)


                                             -------------------------
                                                For The Nine Months
                                                  Ended April 30
                                             -------------------------
                                                  2000        1999
                                             -------------------------
NET SALES                                       $133,832     $133,510
Cost Of Sales                                     95,308       91,202
                                                --------     --------
GROSS PROFIT                                      38,524       42,308
Selling, General And Administrative Expenses      31,502       32,704
Restructuring Charge                               1,239           --
                                                --------     --------
INCOME FROM OPERATIONS                             5,783        9,604

OTHER INCOME/EXPENSE
   Interest Expense                               (2,409)      (2,401)
   Interest Income                                   164          385
   Other, Net                                        339          103
                                                --------     --------
      TOTAL OTHER EXPENSE, NET                    (1,906)      (1,913)
                                                --------     --------
INCOME BEFORE INCOME TAXES                         3,877        7,691
Income Taxes                                       1,124        2,192
                                                --------     --------
NET INCOME                                         2,753        5,499

RETAINED EARNINGS
   Balance at Beginning of Year                   90,430       85,158
   Less Cash Dividends Declared                    1,427        1,421
                                                --------     --------
RETAINED EARNINGS -- APRIL 30                   $ 91,756     $ 89,236
                                                ========     ========
Net Income Per Share
   Basic                                        $   0.49     $   0.94
                                                ========     ========
   Dilutive                                     $   0.48     $   0.92
                                                ========     ========
Average Shares Outstanding
   Basic                                           5,660        5,846
                                                ========     ========
   Dilutive                                        5,736        5,995
                                                ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

            OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                  Statements of Comprehensive Income
                       (in thousands of dollars)
                             (unaudited)


                                             -------------------------
                                               For The Nine Months
                                                  Ended April 30
                                             -------------------------
                                                   2000        1999
                                             -------------------------
Net Income                                        $2,753     $5,499

Other Comprehensive Income:
   Cumulative Translation Adjustments                (79)        23
                                                  ------     ------
Total Comprehensive Income                        $2,674     $5,522
                                                  ======     ======































The accompanying notes are an integral part of the consolidated financial statements.

       7>
            OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
       Consolidated Statements of Income and Retained Earnings
             (in thousands, except for per share amounts)
                             (unaudited)


                                            -------------------------
                                               For The Three Months
                                                  Ended April 30
                                            -------------------------
                                                 2000        1999
                                           -------------------------
NET SALES                                       $ 42,780     $ 42,405
Cost Of Sales                                     30,543       29,390
                                                --------     --------
Gross Profit                                      12,237       13,015
Selling, General And Administrative Expenses      10,302       10,743
                                                --------     --------
INCOME FROM OPERATIONS                             1,935        2,272

OTHER INCOME (EXPENSE)
   Interest Expense                                 (786)        (807)
   Interest Income                                    55          125
   Other, Net                                        111           82
                                                --------     --------
      TOTAL OTHER EXPENSE, NET                      (620)        (600)
                                                --------     --------
INCOME BEFORE INCOME TAXES                         1,315        1,672
Income Taxes                                         381          477
                                                --------     --------
NET INCOME                                      $    934     $  1,195
                                                ========     ========
NET INCOME PER SHARE
   Basic                                         $  0.17     $   0.21
                                                ========     ========
   Dilutive                                      $  0.17     $   0.20
                                                ========     ========
AVERAGE SHARES OUTSTANDING
   Basic                                           5,610        5,813
                                                ========     ========
   Dilutive                                        5,611        6,036
                                                ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

            OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                  Statements of Comprehensive Income
                       (in thousands of dollars)
                             (unaudited)


                                             -------------------------
                                               For The Three Months
                                                  Ended April 30
                                             -------------------------
                                                 2000        1999
                                             -------------------------
NET INCOME                                     $  934       $1,195

Other Comprehensive Income:
   Cumulative Translation Adjustments             (66)          63
                                               ------       ------
TOTAL COMPREHENSIVE INCOME                     $  868       $1,258
                                               ======       ======































The accompanying notes are an integral part of the consolidated financial statements.

             OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                       (in thousands of dollars)
                              (unaudited)

                                                  -----------------------
                                                   For the Nine Months
                                                     Ended April 30
                                                  -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES                  2000       1999
                                                  -----------------------
NET INCOME                                         $  2,753    $  5,499

Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation and Amortization                      6,792       6,311
   Non-Cash Restructuring Charge                      1,039         --
   Provision for bad debts                              102          33
   (Increase) Decrease in:
      Accounts Receivable                                69        (711)
      Inventories                                    (2,672)     (1,758)
      Prepaid Expenses and Taxes                     (1,531)       (404)
      Deferred Income Taxes                               4         (39)
      Other Assets                                   (1,335)       (678)
   Increase (Decrease) in:
      Accounts Payable                                  160        (764)
      Accrued Expenses                               (2,009)     (2,812)
      Deferred Compensation                            (131)        (66)
      Special Charge Reserve                             --        (133)
      Other                                            (197)        (64)
                                                    -------     -------
           TOTAL ADJUSTMENTS                            291      (1,085)
                                                    -------     -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES          3,044       4,414
                                                    -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                              (4,888)     (6,200)
   Proceeds from sale of property, plant and
     equipment                                           12          22
   Purchases of Investment Securities                (1,219)     (1,225)
   Dispositions of Investment Securities              1,225       1,173
   Other                                                 (9)        (14)
                                                    -------     -------
   NET CASH USED IN INVESTING ACTIVITIES             (4,879)     (6,244)
                                                    -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal Payments on Long-Term Debt              (4,326)       (134)
   Proceeds from Issuance of Long-Term Debt           6,013         400
   Dividends Paid                                    (1,438)     (1,375)
   Purchases of Treasury Stock                       (1,727)     (1,502)
   Other                                                (61)         14
                                                    -------     -------
   NET CASH USED IN FINANCING ACTIVITIES             (1,539)     (2,597)
                                                    -------     -------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (3,374)     (4,427)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          4,362       9,410
                                                    -------     -------
CASH AND CASH EQUIVALENTS, APRIL 30                 $   988     $ 4,983
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

2. INVENTORIES

The composition of inventories is as follows (in thousands):

                           -------------------------
                             April 30     July 31
                           (Unaudited)  (Unaudited)
                           -------------------------
                               2000        1999
                           -------------------------
Finished goods                $ 10,925     $  9,593
Packaging                        5,577        4,267
Other                            1,335        1,305
                              --------     --------
                              $ 17,837     $ 15,165
                              ========     ========

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

3.  RESTRUCTURING CHARGE

During the second quarter of fiscal 2000, the Company recorded a pre-tax restructuring charge of $1,239,000 against income from operations, as follows (in thousands):

           Severance costs          $  604
           Non-performing asset        635
                                    ------
           Restructuring charge     $1,239
                                    ======

The severance costs are related to a realignment of the Company's personnel costs to bring them more in line with current levels of sales and profitability. The severance accrual represents 13 employees that have been or will be terminated and will be completed by the fourth quarter of fiscal 2000. The majority of the positions terminated are at the selling, general and administrative level.

The net book value of the non-performing asset consisted of specific production equipment that has been idled. The equipment had been used in the Agricultural Products segment. Because management does not rely on segment asset allocation, information regarding the results of operations for this specific asset could not be identified. However, the results were included in cost of sales. The net book value of this asset was approximately 1% of the net book value of all fixed assets outstanding as of January 31, 2000.

At April 30, 2000, $404,000 of the restructuring charges remained in current liabilities. A summary of the balance sheet activity is presented below (in thousands):

           Reserve balance at January 31, 2000     $1,239
           Severance costs                           (200)
           Write-off of non-performing assets        (635)
                                                   ------
           Balance at April 30, 2000               $  404
                                                   ======

4.  NEW ACCOUNTING STANDARDS

In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to recognize all derivatives as assets or liabilities measured at their fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. Although the impact of this statement has not been fully assessed, the Company believes adoption of this statement, as amended by SFAS No. 137, will not have a material financial statement impact. Adoption of this standard is required by July 2001.

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

                                           -------------------------------------
                                                Nine Months Ended April 30
                                           -------------------------------------
                                              Net Sales       Operating Income
                                           -------------------------------------
                                             2000      1999     2000      1999
                                           -------  --------  --------  --------
                                                     (in thousands)
Consumer Products........................ $ 87,411  $ 86,698  $ 12,274  $ 13,094
Fluids Purification Products.............   17,520    17,106     3,128     4,148
Agricultural Products....................   14,992    16,804     1,885     3,255
Industrial and Automotive Products.......   13,909    12,902       819       553
                                          --------  --------  --------  --------

Total Sales/Operating Income............. $133,832  $133,510  $ 18,106  $ 21,050
                                          ========  ========  --------  --------
Less:  Restructuring Charge (1).............................     1,239        --
       Corporate Expenses...................................    10,745    11,343
       Interest Expense, net of Interest
       Income...............................................     2,245     2,016
                                                              --------  --------
Income before Income Taxes..................................     3,877     7,691
                                                              --------  --------
Income Taxes................................................     1,124     2,192
                                                              --------  --------
Net Income..................................................    $2,753    $5,499
                                                              ========  ========

                                          --------------------------------------
                                               Three Months Ended April 30
                                          --------------------------------------
                                             Net Sales       Operating Income
                                          --------------------------------------
                                            2000       1999      2000     1999
                                          --------   --------  -------- --------
                                                      (in thousands)
Consumer Products........................ $ 26,594  $ 26,772  $  3,141  $  3,504
Fluids Purification Products.............    5,388     5,527       834     1,257
Agricultural Products....................    5,955     5,595       979     1,151
Industrial and Automotive Products.......    4,843     4,511       282       302
                                          --------  --------  --------  --------
Total Sales/Operating Income............. $ 42,780  $ 42,405     5,236     6,214
                                          ========  ========  ========  ========
Less:  Corporate Expenses...................................     3,190    $3,860
       Interest Expense, net of Interest
       Income...............................................       731       682
                                                              --------  --------
Income before Income Taxes..................................     1,315     1,672
                                                              --------  --------
Income Taxes................................................       381       477
                                                              --------  --------
Net Income..................................................     $ 934    $1,195
                                                              ========  ========

(1) See Note 3 above for a discussion of the restructuring charge recorded in the second quarter of fiscal 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2000 COMPARED TO
NINE MONTHS ENDED APRIL 30, 1999
RESULTS OF OPERATIONS

Consolidated net sales for the nine months ended April 30, 2000 were $133,832,000, an increase of 0.2% versus net sales of $133,510,000 in the first nine months of fiscal 1999. Net income for the first nine months of fiscal 2000 was $2,753,000, a decrease of 49.9% from $5,499,000 earned in the first nine months of fiscal 1999. Basic net income per share for the first nine months of fiscal 2000 was $0.49 and diluted net income per share was $0.48, versus $0.94 basic net income per share and $0.92 diluted net income per share earned in the first nine months of fiscal 1999. The decrease was due to a restructuring charge recorded in the second quarter of fiscal 2000, manufacturing costs associated with the startup of the Church & Dwight supply arrangement and other unfavorable manufacturing variances, the decline in demand for agricultural carriers, a decrease in profitability in the Fluids Purification Products segment, and increases in fuel prices.
The restructuring charge, which covered the costs of severance for certain eliminated positions and the write-off of certain non-performing assets, reduced income before taxes by $1,239,000, net income by $879,000, and net income per share by $0.15 (basic and diluted) for the first nine months of fiscal 2000.

Net sales of the Consumer Products segment for the first nine months of fiscal 2000 were $87,411,000, an increase of 0.8% over net sales of $86,698,000 in the first nine months of fiscal 1999. This growth was primarily due to incremental sales to Church & Dwight, as well as increased sales to Clorox and the mass merchandiser market, partially offset by reduced sales in the grocery market. Consumer Products' operating income decreased 6.3% from $13,094,000 in the first nine months of fiscal 1999 to $12,274,000 in the first nine months of fiscal 2000 due to manufacturing costs associated with the startup of the Church & Dwight supply arrangement incurred in the first nine months of fiscal 2000 and other unfavorable manufacturing variances, partially offset by a decrease in advertising expenditures and the increase in sales discussed above.

Net sales of the Fluids Purification Products segment for the first nine months of fiscal 2000 were $17,520,000, an increase of 2.4% over net sales of $17,106,000 in the first nine months of fiscal 1999. Increased domestic sales of PURE-FLO(r) bleaching clays were the primary driver of the segment's growth in sales, partially offset by competitive pressures in many of our overseas markets that have led to some defensive pricing strategies to maintain market share. Fluids Purification Products' operating income decreased 24.6% from $4,148,000 in the first nine months of fiscal 1999 to $3,128,000 in the first nine months of fiscal 2000, which is partially due to the changes in sales mix discussed above, as well as unfavorable manufacturing variances and costs associated with the startup of a new line of rheological products.

Net sales of the Agricultural Products segment for the first nine months of fiscal 2000 were $14,992,000, a decrease of 10.8% from net sales of $16,804,000 in the first nine months of fiscal 1999. This overall decline is due primarily to sharply reduced demand for agricultural carriers as a result of a depressed farm economy. Agricultural Products' operating income decreased 42.1% from $3,255,000 in the first nine months of fiscal 1999 to $1,885,000 in the first nine months of fiscal 2000, primarily due to the decrease in sales of agricultural carriers, unfavorable sales mix and manufacturing variances, partially offset by the Company's return on investment in Kamterter II.

Net sales of the Industrial and Automotive Products segment for the first nine months of fiscal 2000 were $13,909,000, an increase of 7.8% from net sales of $12,902,000 in the first nine months of fiscal 1999 due to both increased sales volume of clay-based industrial and automotive products and price increases put into effect during the past year. Industrial and Automotive Products' operating income increased 48.1% from $553,000 in the first nine months of fiscal 1999 to $819,000 in the first nine months of fiscal 2000 due to the increase in sales discussed above.

Consolidated gross profit as a percentage of net sales for the first nine months of fiscal 2000 decreased to 28.8% from 31.7% in the first nine months of fiscal 1999 due to an unfavorable sales mix in the Agricultural Products segments, defensive pricing strategies in the overseas markets of the Fluids Purification Products segment, manufacturing costs associated with the startup of the Church & Dwight supply arrangement incurred in the first nine months of fiscal 2000 as well as other unfavorable manufacturing variances, and increases in fuel prices.

Operating expenses as a percentage of net sales were 24.5% for both the first nine months of fiscal 2000 and the first nine months of fiscal 1999. Excluding the restructuring reserve taken in the second quarter, operating expenses as a percentage of net sales were 23.5% for the first nine months of fiscal 2000. This decrease is primarily due to a reduction in advertising expenditures and cost savings resulting from the restructuring.

Interest expense increased $8,000, while interest income for the first nine months of fiscal 2000 decreased $221,000 from fiscal 1999 levels, primarily due to lower levels of funds available for investment.

The Company's effective tax rate was 29.0% of pre-tax income in the first nine months of fiscal 2000 versus 28.5% in the first nine months of fiscal 1999.

Total assets of the Company decreased $569,000 or 0.4% during the first nine months of fiscal 2000. Current assets increased $652,000 or 1.2% from fiscal 1999 year-end balances primarily due to increases in inventory levels and prepaid expenses, partially offset by decreased cash and cash equivalents and accounts receivable. Property, plant and equipment, net of accumulated depreciation, decreased $2,200,000 or 3.5% during the first nine months as depreciation expense exceeded new capital expenditures and as a result of the write-off of non-performing assets included in the restructuring charge.

Total liabilities decreased $96,000 or 0.2% during the first nine months of fiscal 2000 due primarily to a decrease in current liabilities, partially offset by increased levels of long term notes payable. Current liabilities decreased $1,681,000 or 10.5% from fiscal 1999 year-end balances due primarily to a decrease in accrued expenses and in the current maturities of notes payable, partially offset by an increase in accounts payable.

EXPECTATIONS

The Company anticipates net sales for the remainder of fiscal 2000 will be approximately the same as net sales in the comparable period of fiscal 1999. Sales of branded cat box absorbents are expected to increase slightly due to the re-introduction of jug packaging on branded scoopable products, which the Company believes will have increased sales velocity. However, sales growth of cat box absorbents is subject to continuing competition for shelf space in the grocery, mass merchandiser and club markets. Sales of the Company's fluids purification products and industrial and automotive products are also expected to increase slightly in the remainder of fiscal 2000 from the comparable period in fiscal 1999. Sales of the Company's agricultural products for the remainder of fiscal 2000 are expected to be at least equal to levels achieved in the comparable period of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio increased to 3.8 at April 30, 2000 from 3.3 at July 31, 1999. Working capital increased $2,333,000 during the first nine months of fiscal 2000 to
$39,474,000 due to both higher levels of current assets and lower levels of current liabilities, as previously discussed. During the first nine months of fiscal 2000, the balances of cash, cash equivalents and investment securities decreased $3,380,000. Cash provided by operating activities ($3,044,000), increases in the Company's borrowings ($6,000,000), and cash on hand ($4,362,000) were used to fund capital expenditures ($4,888,000), principal payments on long-term debt ($4,326,000), purchases of the Company's common stock ($1,728,000), and dividend payments ($1,438,000). Total cash and investment balances held by the Company's foreign subsidiaries at April 30, 2000 and July 31, 1999 were $2,438,000 and
$2,692,000, respectively.

THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO
THREE MONTHS ENDED APRIL 30, 1999
RESULTS OF OPERATIONS

Consolidated net sales for the three months ended April 30, 2000 were $42,780,000, an increase of 0.9% over net sales of $42,405,000 in the third quarter of fiscal 1999. Net income for the three months ended April 30, 2000 was $934,000, a decrease of 21.8% from $1,195,000 earned in last year's quarter. Net income per share for the three months ended April 30, 2000 was $0.17 (basic and diluted) versus $0.21 basic and $0.20 diluted net income per share earned in the same period last year. The decrease was due to ongoing manufacturing costs associated with the startup of the Church & Dwight supply arrangement and other unfavorable manufacturing variances, a decrease in sales and profitability in the Fluids Purification Products segment, and increases in fuel prices.

Net sales of the Consumer Products segment for the three months ended April 30, 2000 were $26,594,000, a decrease of 0.7% over net sales of $26,772,000 in the third quarter of fiscal 1999. This decrease was primarily due to decreased sales in the mass merchandiser market, partially offset by increased sales to Clorox and incremental sales to Church & Dwight. Consumer Products' operating income decreased 10.4% from $3,504,000 in the third quarter of fiscal 1999 to $3,141,000 in the third quarter of fiscal 2000 due to ongoing manufacturing costs associated with the startup of the Church & Dwight supply arrangement and other unfavorable manufacturing variances, partially offset by a decrease in advertising expenditures.

Net sales of the Fluids Purification Products segment for the three months ended April 30, 2000 were $5,388,000, a decrease of 2.5% from net sales of $5,527,000 in the third quarter of fiscal 1999. This decrease is due to competitive pressures in overseas markets that have led to defensive pricing strategies to maintain market share, partially offset by increased domestic sales of PURE-FLO(r) bleaching clays. Fluids Purification Products' operating income decreased 33.7% from $1,257,000 in the third quarter of fiscal 1999 to $834,000 in the third quarter of fiscal 2000, which is partially due to the changes in sales mix discussed above, unfavorable manufacturing variances and continuing costs associated with the startup of a new line of rheological products.

Net sales of the Agricultural Products segment for the three months ended April 30, 2000 were $5,955,000, an increase of 6.4% from net sales of $5,595,000 in the third quarter of fiscal 1999. This growth in sales is due to increased sales of animal health and nutrition products, and clay granules used in turf and ornamental applications, partially offset by reduced demand for agricultural carriers. Agricultural Products' operating income decreased 14.9% from $1,151,000 in the third quarter of fiscal 1999 to $979,000 in the third quarter of fiscal 2000, due to unfavorable manufacturing variances, partially offset by a favorable sales mix.

Net sales of the Industrial and Automotive Products segment for the three months ended April 30, 2000 were $4,843,000, an increase of 7.4% from net sales of
$4,511,000 in the third quarter of fiscal 1999 due to increased sales volume of automotive and hardware products. Industrial and Automotive Products' operating income decreased 6.6% from $302,000 in the third quarter of fiscal 1999 to $282,000 in the third quarter of fiscal 2000 due to unfavorable manufacturing variances.

Consolidated gross profit as a percentage of net sales for the three months ended April 30, 2000 decreased to 28.6% from 30.7% in the third quarter of fiscal 1999 due to defensive pricing strategies in the overseas markets of the Fluids Purification Products segment, ongoing manufacturing costs associated with the startup of the Church & Dwight supply arrangement and other unfavorable manufacturing variances, and increases in fuel prices.

Operating expenses as a percentage of net sales decreased to 24.1% for the three months ended April 30,2000 from 25.3% in the third quarter of fiscal 1999. This decrease is due primarily to a decrease in advertising expenditures and cost savings realized from the restructuring charge taken in the second quarter of fiscal 2000.

Interest expense decreased $21,000, while interest income for the three months ended April 30, 2000 decreased $70,000 from fiscal 1999 levels, primarily due to lower levels of funds available for investment.

The Company's effective tax rate was 29.0% of pre-tax income in the three months ended April 30, 2000 versus 28.5% in the third quarter of fiscal 1999.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries for the nine months ended April 30, 2000 were $10,351,000 or 7.7% of total Company sales. This represents a decrease of $799,000 or 7.2% from the same period of fiscal 1999, in which foreign subsidiary sales were $11,150,000 or 8.4% of total Company sales. This decrease is due to reduced sales of fluids purification products in our overseas markets due to defensive pricing strategies implemented to maintain share and reduced bleaching clay usage by a major customer through increased efficiency of its operations. Net income of the foreign subsidiaries for the first nine months of fiscal 2000 was $261,000, a decrease of $99,000 or 27.5% from $360,000 earned in the same period of fiscal 1999. This decrease was primarily due to the reduced sales of fluids purification products in our overseas markets discussed above. Identifiable assets of the Company's foreign subsidiaries as of April 30, 2000 were $10,332,000, a decrease of $709,000 from $11,041,000 as of April 30, 1999, due primarily to decreased levels of inventories.

Net sales by the Company's foreign subsidiaries during the three months ended April 30, 2000 were $3,040,000 or 7.1% of total Company sales. This represents a decrease of $413,000 or 12.0% from the third quarter of fiscal 1999 in which foreign subsidiary sales were $3,453,000 or 8.1% of total Company sales. The decrease is due primarily to reduced sales of fluids purification products in overseas markets, as discussed above. Net income of the foreign subsidiaries for the three months ended April 30, 2000 was ($85,000), a decrease of $166,000 or 204.9%
from $81,000 earned in the third quarter of fiscal 1999. This decrease was primarily due to the reduced sales of fluids purification products in overseas markets discussed above, as well as increased operating expenses at the Canadian and United Kingdom subsidiaries.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not have any derivative financial instruments as of April 30, 2000. However, the Company is exposed to interest rate risk. The Company employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short term investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.

                      PART II - OTHER INFORMATION

ITEM 6. (a) EXHIBITS:  The following documents are an exhibit to this report.

                                                                    Exhibit
                                                                     Index
                                                                    --------
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


   OIL-DRI CORPORATION OF AMERICA
     (Registrant)



   BY /s/ Jeffrey M. Libert
   ------------------------------
      Jeffrey M. Libert
      Chief Financial Officer



   BY /s/ Daniel S. Jaffee
   ------------------------------
      Daniel S. Jaffee
      President and Chief Executive Officer






   Dated:  June 13, 2000