Form 10-Q/A
period 1999-10-31
OIL DRI CORPORATION OF AMERICA
filed 2000-08-14
CIK 74046

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-Q/A

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

INTRODUCTORY STATEMENT

On July 24, 2000 Oil-Dri Corporation of America filed a report on Form 8-K with the Securities and Exchange Commission which disclosed that reported financial results for each of the first three quarters of its fiscal year ending July 31, 2000 would be restated. The filing reported that a review of trade spending in the Consumer Products segment showed that the Company's accruals for marketing expenses should be increased. The restatement had the effect of decreasing income before tax by $350,000, net income by $248,000, and basic and diluted net income per share by $0.04 for the three months ended October 31, 1999. At October 31, 1999, the restatement increased accrued expenses, net of the related income tax deduction, by $248,000 and decreased retained earnings by $248,000.

Except for Items 1, 2 and 6, no other amendments have been made to this filing.

                                    CONTENTS

                                                                        Page
                                     PART I                             ----
ITEM 1: Financial Statements And Supplementary Data....................  3-9


ITEM 2: Management Discussion And Analysis Of Financial Condition
        And The Results Of Operations..................................10-13

ITEM 3: Quantitative And Qualitative Disclosures About Market Risk.....   13


                                     PART II

ITEM 6: Exhibits And Reports on Form 8-K...............................   14

SIGNATURES.............................................................   15

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                        -----------------------
                                                         OCTOBER 31   JULY 31
ASSETS                                                      1999       1999
                                                         (RESTATED)
                                                        -----------------------
CURRENT ASSETS
--------------
Cash and Cash Equivalents                                 $   863     $ 4,362
Investment Securities                                       1,260       1,225
Accounts Receivable, less allowance of $400 and
  $358 at October 31 and July 31, 1999, respectively       26,431      25,365
Inventories                                                16,390      15,165
Prepaid Expenses                                            6,896       6,963
                                                        ---------   ---------
           TOTAL CURRENT ASSETS                            51,840       53,080
                                                        ---------    ---------

PROPERTY, PLANT AND EQUIPMENT - AT COST
---------------------------------------
Cost                                                      134,299     132,479
Less Accumulated Depreciation and Amortization            (71,649)    (69,631)
                                                        ---------   ---------
           TOTAL PROPERTY, PLANT AND                       62,650      62,848
           EQUIPMENT, NET                               ---------   ---------

OTHER ASSETS
------------
Goodwill & Intangibles, net of accumulated
  amortization of $2,245 and $2,128 at October
  31 and July 31, 1999, respectively                        9,669       9,780

Deferred Income Taxes                                       3,041       3,045
Other                                                       5,126       4,997
                                                         --------    --------
              TOTAL OTHER ASSETS                           17,836      17,822
                                                         --------    --------
TOTAL ASSETS                                             $132,326    $133,750
                                                         ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                     ------------------------
                                                      OCTOBER 31    JULY 31
LIABILITIES & STOCKHOLDERS' EQUITY                       1999        1999
                                                      (RESTATED)
                                                    ------------------------
CURRENT LIABILITIES
-------------------
Current Maturities of Notes Payable                      $  2,226    $  2,226
Accounts Payable                                            4,900       4,842
Dividends Payable                                             481         484
Accrued Expenses                                            6,044       8,387
                                                         --------    --------
           TOTAL CURRENT LIABILITIES                       13,651      15,939
                                                         --------    --------
NONCURRENT LIABILITIES
----------------------
Notes Payable                                              38,150      38,150
Deferred Compensation                                       3,162       3,206
Other                                                       2,037       1,948
                                                         --------    --------
           TOTAL NONCURRENT LIABILITIES                    43,349      43,304
                                                         --------    --------
           TOTAL LIABILITIES                               57,000      59,243
                                                         --------    --------

STOCKHOLDERS' EQUITY
--------------------
Common Stock, par value $.10 per share, issued
  5,470,252 shares at October 31 and July 31, 1999            547         547
Class B Stock, par value $.10 per share, issued
  1,765,266 shares at October 31 and July 31, 1999            177         177
Additional Paid-In Capital                                  7,700       7,702
Retained Earnings                                          91,428      90,430
Restricted Unearned Stock Compensation                        (24)         (9)
Cumulative Translation Adjustment                          (1,169)     (1,159)
                                                         --------    --------
                                                           98,659      97,688

Less Treasury Stock, at cost (1,173,607 Common shares
  and 342,241 Class B shares at October 31 and
  1,163,764 Common shares and 342,241 Class B shares
  at July 31, 1999)                                       (23,333)    (23,181)
                                                         --------    --------
           TOTAL STOCKHOLDERS' EQUITY                      75,326      74,507
                                                         --------    --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $132,326    $133,750
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

                                                    -------------------------
                                                      FOR THE THREE MONTHS
                                                        ENDED OCTOBER 31
                                                    -------------------------
                                                        1999        1998
                                                     (RESTATED)
                                                    -------------------------
NET SALES                                               $ 44,549     $ 43,670
Cost Of Sales                                             30,969       29,585
                                                        --------     --------
GROSS PROFIT                                              13,580       14,085
Selling, General And Administrative Expenses              10,767       10,576
                                                        --------     --------
INCOME FROM OPERATIONS                                     2,813        3,509

OTHER INCOME (EXPENSE)
   Interest Expense                                         (795)        (792)
   Interest Income                                            61          144
   Other, Net                                                  4          (25)
                                                        --------     --------
      TOTAL OTHER EXPENSE, NET                              (730)        (673)
                                                        --------     --------

INCOME BEFORE INCOME TAXES                                 2,083        2,836
Income Taxes                                                 604          808
                                                        --------     --------
NET INCOME                                                 1,479        2,028

RETAINED EARNINGS
   Balance at Beginning of Year                           90,430       85,158
   Less Cash Dividends Declared                              481          439
                                                        --------     --------
RETAINED EARNINGS - OCTOBER 31                          $ 91,428     $ 86,747
                                                        ========     ========

NET INCOME PER SHARE
   BASIC                                                $   0.26     $   0.34
                                                        ========     ========
   DILUTIVE                                             $   0.25     $   0.34
                                                        ========     ========

AVERAGE SHARES OUTSTANDING
   BASIC                                                   5,721        5,881
                                                        ========     ========
   DILUTIVE                                                5,896        5,929
                                                        ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                    -------------------------
                                                       FOR THE THREE MONTHS
                                                         ENDED OCTOBER 31
                                                    -------------------------
                                                         1999        1998
                                                      (RESTATED)
                                                    -------------------------
NET INCOME                                              $  1,479     $  2,028

Other Comprehensive Income:
   Cumulative Translation Adjustments                        (10)         (29)
                                                        --------     --------
TOTAL COMPREHENSIVE INCOME                              $  1,469     $  1,999
                                                        ========     ========

































The accompanying notes are an integral part of the consolidated financial statements

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                     ------------------------
                                                       FOR THE THREE MONTHS
                                                         ENDED OCTOBER 31
                                                     ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                       1999       1998
------------------------------------                    (RESTATED)
                                                     ------------------------
NET INCOME                                               $  1,479    $  2,028

Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation and Amortization                            2,228       2,140
   Provision for bad debts                                     41          44
   (Increase) Decrease in:
      Accounts Receivable                                  (1,107)     (2,166)
      Inventories                                          (1,225)        196
      Prepaid Expenses and Taxes                               67        (484)
      Deferred Income Taxes                                     4         (43)
      Other Assets                                           (136)        (14)
   Increase (Decrease) in:
      Accounts Payable                                         58        (454)
      Income Taxes Payable                                     --         420
      Accrued Expenses                                     (2,343)     (1,817)
      Deferred Compensation                                   (44)        (41)
      Other                                                    89         163
                                                         --------    --------
           TOTAL ADJUSTMENTS                               (2,368)     (2,056)
                                                        ---------   ---------
   NET CASH USED IN OPERATING ACTIVITIES                     (889)        (28)
                                                        ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Capital Expenditures                                    (1,908)     (1,269)
   Purchases of Investment Securities                        (583)       (548)
   Dispositions of Investment Securities                      548         528
   Other                                                        8          --
                                                         --------    --------

   NET CASH USED IN INVESTING ACTIVITIES                   (1,935)     (1,289)
                                                         ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Principal Payments on Long-Term Debt                        --          (2)
   Dividends Paid                                            (484)       (444)
   Purchases of Treasury Stock                               (159)       (758)
   Other                                                      (32)        (11)
                                                         --------    --------
   NET CASH USED IN FINANCING ACTIVITIES                     (675)     (1,215)
                                                         --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (3,499)     (2,532)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                4,362       9,410
                                                         --------    --------
CASH AND CASH EQUIVALENTS, OCTOBER 31                    $    863    $  6,878
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

2.  RESTATEMENT

On July 24, 2000 Oil-Dri Corporation of America filed a report on Form 8-K with the Securities and Exchange Commission which disclosed that reported financial results for each of the first three quarters of its fiscal year ending July 31, 2000 would be restated. The filing reported that a review of trade spending in the Consumer Products segment showed that the Company's accruals for marketing expenses should be increased. The restatement had the effect of decreasing income before tax by $350,000, net income by $248,000, and basic and diluted net income per share by $0.04 for the three months ended October 31, 1999. At October 31, 1999, the restatement increased accrued expenses, net of the related income tax reduction, by $248,000 and decreased retained earnings by $248,000.

3. INVENTORIES

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

                                               Quarter Ended October 31
                                         -------------------------------------
                                            Net Sales       Operating Income
                                         -------------------------------------
                                          1999     1998     1999      1998
                                                          (restated)
                                         -------  -------- --------  --------
                                                   (in thousands)
Consumer Products......................  $29,243   $27,876  $ 4,481   $ 4,645
Fluids Purification Products...........    6,403     6,007    1,311     1,512
Agricultural Products..................    4,303     5,601      501     1,081
Industrial and Automotive Products.....    4,600     4,186      281        64
                                         -------   -------  --------  -------
TOTAL SALES/OPERATING INCOME...........  $44,549   $43,670  $ 6,574   $ 7,302
                                         =======   =======  =======   =======
Less:
  Corporate Expenses...................                       3,757     3,818
  Interest Expense, net of Interest
  Income...............................                         734       648
                                                            -------   -------
INCOME BEFORE INCOME TAXES.............                       2,083     2,836
                                                            -------   -------
Income Taxes...........................                         604       808
                                                            -------   -------
NET INCOME.............................                     $ 1,479   $ 2,028
                                                            =======   =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 1998

RESULTS OF OPERATIONS

Consolidated net sales for the first quarter of fiscal 2000 were $44,549,000, an increase of 2.0% over net sales of $43,670,000 in the first quarter of fiscal 1999. Net income for the first quarter of fiscal 2000 was $1,479,000, a decrease of 27.1% from $2,028,000 earned in the first quarter of fiscal 1999. Basic net income per share for the first quarter of fiscal 2000 was $0.26 and diluted net income per share was $0.25, versus $0.34 per share (basic and diluted) earned in the first quarter of fiscal 1999.

Net sales of the Consumer Products segment for the first quarter of fiscal 2000 were $29,243,000, an increase of 4.9% over net sales of $27,876,000 in the first quarter of fiscal 1999. This growth was primarily due to increased sales in the mass merchandiser market. Consumer Products' operating income decreased 3.5% from $4,645,000 in the first quarter of fiscal 1999 to $4,481,000 in the first quarter of fiscal 2000. While sales growth generated incremental gross profit, this was offset by an increase in promotional expenditures, in addition to fiscal 2000 manufacturing costs associated with the startup of the Church & Dwight supply arrangement in the first quarter of fiscal 2000.

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

Operating expenses as a percentage of net sales were the same for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999.

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

Total liabilities decreased $2,243,000 or 3.8% during the first quarter of fiscal 2000. Current liabilities decreased $2,288,000 or 14.4% from fiscal 1999 year-end balances due to a decrease in accrued expenses, partially offset by an increase in accounts payable.

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

LIQUIDITY AND CAPITAL RESOURCES

The current ratio increased to 3.8 at October 31, 1999 from 3.3 at July 31, 1999. Working capital increased $1,048,000 during the first quarter of fiscal 2000 to $38,189,000 primarily due to higher receivables and inventories and lower accrued expenses. During the first quarter of fiscal 2000, the balances of cash, cash equivalents and investment securities decreased $3,464,000. Cash on hand was used to fund capital expenditures ($1,908,000), dividend payments ($484,000), purchases of the Company's common stock ($159,000), and to partially fund operating activities ($889,000). Total cash and investment balances held by the Company's foreign subsidiaries at October 31, 1999 and July 31, 1999 were $2,356,000 and $2,692,000, respectively.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries during the first quarter of fiscal 2000 were $3,609,000 or 8.1% of total Company sales. This represents a decrease of 11.0% from the first quarter of fiscal 1999 in which foreign subsidiary sales were $4,056,000 or 9.3% of total Company sales. The decrease is due to reduced sales of fluids purification products in the United Kingdom due to selected price reductions and reduced bleaching clay usage by a major customer through increased efficiency of operations. Net income of the foreign subsidiaries for the first quarter of fiscal 2000 was $246,000, an increase of 18.8% from $207,000 earned in the first quarter of fiscal 1999. This increase was due to favorable changes in sales mix and a reduction of advertising expenditures in Canada, partially offset by a reduction of income in the United Kingdom associated with the decline in sales discussed previously. Identifiable assets of the Company's foreign subsidiaries as of October 31, 1999 were $10,853,000, a decrease of 1.9% from $11,064,000 as of July 31, 1999. The decrease is primarily due to lower inventories and cash and cash equivalents.

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

                                                                      Exhibit
                                                                       Index
                                                                      -------
         Exhibit 11:  Statement Re:  Computation of per share
                      earnings (restated)                                16
         Exhibit 27:  Financial Data Schedule (restated)                 17

     (b) During the quarter for which this report is filed, no reports on Form
         8-K were filed.

   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   OIL-DRI CORPORATION OF AMERICA
     (Registrant)



   BY /S/JEFFREY M. LIBERT
   -------------------------------
      Jeffrey M. Libert
      Chief Financial Officer




   BY /S/DANIEL S. JAFFEE
   -------------------------------
      Daniel S. Jaffee
      President and Chief Executive Officer




  Dated:  August 14, 2000