Form 10-Q/A
period 2000-01-31
OIL DRI CORPORATION OF AMERICA
filed 2000-08-14
CIK 74046

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-Q/A

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For the Quarter Ended January 31, 2000 Commission File Number 0-8675

                         OIL-DRI CORPORATION OF AMERICA
                         ------------------------------
           (Exact name of the registrant as specified in its charter)


                         DELAWARE                     36-2048898
              -----------------------------        ----------------
             (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)      Identification No.)


              410 North Michigan Avenue
                  Chicago, Illinois                       60611
        --------------------------------------         ------------
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

INTRODUCTORY STATEMENT

On July 24, 2000 Oil-Dri Corporation of America filed a report on Form 8-K with the Securities and Exchange Commission which disclosed that reported financial results for each of the first three quarters of its fiscal year ending July 31, 2000 would be restated. The filing reported that the Company had not recognized the impact on pricing and promotional allowances caused when a customer changed from buying directly from Oil-Dri to purchasing through wholesalers. Additionally, a review of trade spending showed that the Company's accruals for marketing expenses should be increased. Both of these items impacted the Consumer Products segment. The restatement had the effect of decreasing net sales by $623,000, income before tax by $973,000, net income by $691,000, and basic and diluted net income per share by $0.13 and $0.12, respectively, for the three months ended January 31, 2000. For the six months ended January 31, 2000, the restatement had the effect of reducing net sales by $623,000, income before tax by $1,323,000, net income by $939,000, and basic and fully diluted net income per share by $0.17 and $0.16, respectively. At January 31,2000, the restatement increased accrued expenses, net of the related income tax reduction, by $316,000 and decreased accounts receivable and retained earnings by $623,000 and $939,000, respectively.

Except for Items 1, 2 and 6, no other amendments have been made to this filing.


                                    CONTENTS
                                                                        PAGE
                                     PART I                            -----
ITEM 1: Financial Statements And Supplementary Data...................  3-12

ITEM 2: Management Discussion And Analysis Of Financial Condition
        And The Results Of Operations................................. 13-18

ITEM 3: Quantitative And Qualitative Disclosures About Market Risk....    18

                                     PART II

ITEM 4: Submission Of Matters To A Vote Of Security Holders...........    19

ITEM 6: Exhibits And Reports On Form 8-K..............................    19

SIGNATURES............................................................    20

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                       -----------------------
                                                        JANUARY 31   JULY 31
ASSETS                                                     2000        1999
                                                        (RESTATED)
                                                       -----------------------
CURRENT ASSETS
--------------
Cash and Cash Equivalents                               $   2,988      $ 4,362
Investment Securities                                       1,219        1,225
Accounts Receivable, less allowance of $397 and
  $358 at January 31, 2000 and July 31, 1999,
  respectively                                             26,578       25,365
Inventories                                                16,360       15,165
Prepaid Expenses                                            7,919        6,963
                                                        ---------    ---------
           TOTAL CURRENT ASSETS                            55,064       53,080
                                                        ---------    ---------

PROPERTY, PLANT AND EQUIPMENT - AT COST
---------------------------------------
Cost                                                      135,846      132,479
Less Accumulated Depreciation and Amortization            (73,811)     (69,631)
                                                          --------    --------
           TOTAL PROPERTY, PLANT AND                       62,035       62,848
           EQUIPMENT, NET                                 --------    --------

OTHER ASSETS
------------
Goodwill & Intangibles, net of accumulated
  amortization of $2,363 and $2,128 at January
  31, 2000, and July 31, 1999, respectively                  9,716       9,780
Deferred Income Taxes                                        3,040       3,045
Other                                                        6,004       4,997
                                                          --------    --------
              TOTAL OTHER ASSETS                            18,760      17,822
                                                          --------    --------
TOTAL ASSETS                                              $135,859    $133,750
                                                          ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                      ------------------------
                                                       JANUARY 31    JULY 31
LIABILITIES & STOCKHOLDERS' EQUITY                        2000        1999
                                                       (RESTATED)
                                                      ------------------------
CURRENT LIABILITIES
-------------------
Current Maturities of Notes Payable                     $   2,080    $   2,226
Accounts Payable                                            4,715        4,842
Dividends Payable                                             473          484
Accrued Expenses                                            8,625        8,387
                                                        ---------    ---------
           TOTAL CURRENT LIABILITIES                       15,893       15,939
                                                        ---------    ---------

NONCURRENT LIABILITIES
----------------------
Notes Payable                                              42,063       38,150
Deferred Compensation                                       3,086        3,206
Other                                                       2,129        1,948
                                                        ---------    ---------
           TOTAL NONCURRENT LIABILITIES                    47,278       43,304
                                                        ---------    ---------
           TOTAL LIABILITIES                               63,171       59,243
                                                        ---------    ---------

STOCKHOLDERS' EQUITY
--------------------
Common Stock, par value $.10 per share, issued
  5,470,252 shares at January 31, 2000, and
  July 31, 1999                                               547          547
Class B Stock, par value $.10 per share, issued
  1,765,266 shares at January 31, 2000, and
  July 31, 1999                                               177          177
Additional Paid-In Capital                                  7,698        7,702
Retained Earnings                                          90,356       90,430
Restricted Unearned Stock Compensation                        (31)          (9)
Cumulative Translation Adjustment                          (1,172)      (1,159)
                                                         --------     --------
                                                           97,575       97,688

Less Treasury Stock, at cost (1,282,807 Common
  shares and 342,241 Class B shares at January
  31, 2000, and 1,163,764 Common shares and
  342,241 Class B shares at July 31, 1999)                (24,887)     (23,181)
                                                         --------     --------
           TOTAL STOCKHOLDERS' EQUITY                      72,688       74,507
                                                         --------     --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $135,859     $133,750
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

                                                     -------------------------
                                                      FOR THE SIX MONTHS ENDED
                                                            JANUARY 31
                                                     -------------------------
                                                         2000        1999
                                                      (RESTATED)
                                                     -------------------------

NET SALES                                             $  90,429    $  91,105
Cost Of Sales                                            64,765       61,812
                                                      ---------    ---------
GROSS PROFIT                                             25,664       29,293
Selling, General And Administrative Expenses             21,900       21,961
Restructuring Charge                                      1,239           --
                                                      ---------    ---------
INCOME FROM OPERATIONS                                    2,525        7,332

OTHER INCOME (EXPENSE)
   Interest Expense                                      (1,623)      (1,594)
   Interest Income                                          109          260
   Other, Net                                               228           21
                                                      ---------    ---------
      TOTAL OTHER EXPENSE, NET                           (1,286)      (1,313)
                                                      ---------    ---------

INCOME BEFORE INCOME TAXES                                1,239        6,019
Income Taxes                                                359        1,715
                                                      ---------    ---------
NET INCOME                                                  880        4,304

RETAINED EARNINGS
   Balance at Beginning of Year                          90,430       85,158
   Less Cash Dividends Declared                             954          948
                                                      ---------    ---------
RETAINED EARNINGS - JANUARY 31                        $  90,356    $  88,514
                                                      =========    =========

NET INCOME PER SHARE
   BASIC                                              $    0.15    $    0.73
                                                      =========    =========
   DILUTIVE                                           $    0.15    $    0.72
                                                      =========    =========

AVERAGE SHARES OUTSTANDING
   BASIC                                                  5,684        5,862
                                                      =========    =========
   DILUTIVE                                               5,851        5,979
                                                      =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                       STATEMENTS OF COMPREHENSIVE INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                    -------------------------
                                                     FOR THE SIX MONTHS ENDED
                                                           JANUARY 31
                                                    -------------------------
                                                        2000        1999
                                                     (RESTATED)
                                                    -------------------------

NET INCOME                                            $    880     $  4,304

Other Comprehensive Income:
   Cumulative Translation Adjustments                      (13)         (40)
                                                      --------     --------

TOTAL COMPREHENSIVE INCOME                            $    867     $  4,264
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

                                                     -------------------------
                                                       FOR THE THREE MONTHS
                                                         ENDED JANUARY 31
                                                     -------------------------
                                                         2000         1999
                                                      (RESTATED)
                                                     -------------------------

NET SALES                                             $  45,880     $  47,435
Cost Of Sales                                            33,796        32,227
                                                      ---------     ---------
GROSS PROFIT                                             12,084        15,208
Selling, General And Administrative Expenses             11,133        11,385
Restructuring Charge                                      1,239            --
                                                      ---------     ---------
INCOME (LOSS) FROM OPERATIONS                              (288)        3,823

OTHER INCOME (EXPENSE)
   Interest Expense                                        (828)         (802)
   Interest Income                                           48           116
   Other, Net                                               224            46
                                                       --------     ---------
      TOTAL OTHER EXPENSE, NET                             (556)         (640)
                                                       --------     ---------

INCOME (LOSS) BEFORE INCOME TAXES                          (844)        3,183
Income Taxes (Benefits)                                    (245)          907
                                                      ---------     ---------
NET INCOME (LOSS)                                     $    (599)    $   2,276
                                                      =========     =========

NET INCOME (LOSS) PER SHARE
   BASIC                                              $   (0.11)    $    0.39
                                                      =========     =========
   DILUTIVE                                           $   (0.10)    $    0.38
                                                      =========     =========
AVERAGE SHARES OUTSTANDING
   BASIC                                                  5,646         5,843
                                                      =========     =========
   DILUTIVE                                               5,804         6,055
                                                      =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                       STATEMENTS OF COMPREHENSIVE INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                     -------------------------
                                                       FOR THE THREE MONTHS
                                                         ENDED JANUARY 31
                                                     -------------------------
                                                          2000        1999
                                                       (RESTATED)
                                                     -------------------------

NET INCOME (LOSS)                                      $   (599)    $  2,276

Other Comprehensive Income:
   Cumulative Translation Adjustments                        (3)         (11)
                                                       --------     --------
TOTAL COMPREHENSIVE INCOME (LOSS)                      $   (602)    $  2,265
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

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                        -----------------------
                                                          FOR THE SIX MONTHS
                                                            ENDED JANUARY 31
                                                        -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES                        2000       1999
------------------------------------                     (RESTATED)
                                                        -----------------------
NET INCOME                                               $    880    $  4,304

Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation and Amortization                            4,547       4,261
   Non-Cash Restructuring Charge                            1,239         --
   Provision for bad debts                                     59          39
   (Increase) Decrease in:
      Accounts Receivable                                  (1,272)     (3,783)
      Inventories                                          (1,195)        233
      Prepaid Expenses and Taxes                             (956)       (544)
      Deferred Income Taxes                                     4         (43)
      Other Assets                                         (1,178)       (556)
   Increase (Decrease) in:
      Accounts Payable                                       (127)       (322)
      Accrued Expenses                                     (1,001)       (402)
      Deferred Compensation                                  (120)       (126)
      Special Charge Reserve                                   --         (62)
      Other                                                   181         281
                                                         --------     -------
           TOTAL ADJUSTMENTS                                  181      (1,024)
                                                         --------     -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                1,061       3,280
                                                         --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Capital Expenditures                                    (3,493)     (3,565)
   Proceeds from sale of property, plant and equipment         12          22
   Purchases of Investment Securities                      (1,219)     (1,225)
   Dispositions of Investment Securities                    1,225       1,173
   Other                                                       (8)        (14)
                                                         --------     -------
   NET CASH USED IN INVESTING ACTIVITIES                   (3,483)     (3,609)
                                                         --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Principal Payments on Long-Term Debt                    (1,246)        (51)
   Proceeds from Issuance of Long-Term Debt                 5,013         400
   Dividends Paid                                            (965)       (883)
   Purchases of Treasury Stock                             (1,727)     (1,131)
   Other                                                      (27)        (17)
                                                         --------     -------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      1,048      (1,682)
                                                         --------     -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (1,374)     (2,011)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                4,362       9,410
                                                         --------     -------
CASH AND CASH EQUIVALENTS, JANUARY 31                     $ 2,988     $ 7,399
                                                         ========     =======

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

2. RESTATEMENT

On July 24, 2000 Oil-Dri Corporation of America filed a report on Form 8-K with the Securities and Exchange Commission which disclosed that reported financial results for each of the first three quarters of its fiscal year ending July 31, 2000 would be restated. The filing reported that the Company had not recognized the impact on pricing and promotional allowances caused when a customer changed from buying directly from Oil-Dri to purchasing through wholesalers. Additionally, a review of trade spending showed that the Company's accruals for marketing expenses should be increased. Both of these items impacted the Consumer Products segment. The restatement had the effect of decreasing net sales by $623,000, income before tax by $973,000, net income by $691,000, and basic and diluted net income per share by $0.13 and $0.12, respectively, for the three months ended January 31, 2000. For the six months ended January 31, 2000, the restatement had the effect of reducing net sales by $623,000, income before tax by $1,323,000, net income by $939,000, and basic and fully diluted net income per share by $0.17 and $0.16, respectively. At January 31,2000, the restatement increased accrued expenses, net of the related income tax reduction, by $316,000 and decreased accounts receivable and retained earnings by $623,000 and $939,000, respectively.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

                           -------------------------
                            JANUARY 31    JULY 31
                           (UNAUDITED)  (UNAUDITED)
                           -------------------------
                               2000        1999
                           -------------------------
Finished goods                $  9,468     $  9,593
Packaging                        5,062        4,267
Other                            1,830        1,305
                              --------     --------
                              $ 16,360     $ 15,165
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

5.  NEW ACCOUNTING STANDARDS

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

6.  SEGMENT REPORTING

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

                                         -------------------------------------
                                              Six Months Ended January 31
                                         -------------------------------------
                                            Net Sales       Operating Income
                                         -------------------------------------
                                           2000      1999      2000      1999
                                        (restated)          (restated)
                                         --------  --------  --------  --------
                                                      (in thousands)
Consumer Products......................  $ 60,194  $ 59,926  $  7,810  $  9,590
Fluids Purification Products...........    12,132    11,579     2,294     2,891
Agricultural Products..................     9,037    11,209       906     2,104
Industrial and Automotive Products.....     9,066     8,391       537       251
                                         --------  --------  --------  --------
TOTAL SALES/OPERATING INCOME...........  $ 90,429  $ 91,105  $ 11,547  $ 14,836
                                         ========  ========  ========  ========
Less:  Restructuring Charge(1)<F1>
       ....................................................     1,239         0
       Corporate Expenses..................................     7,555     7,483
       Interest Expense, net of Interest Income............     1,514     1,334
                                                             --------  --------
INCOME BEFORE INCOME TAXES.................................     1,239     6,019
                                                             --------  --------
Income Taxes...............................................       359     1,715
                                                             --------  --------
NET INCOME................................................   $    880  $  4,304
                                                             ========  ========
                                          -------------------------------------
                                              Three Months Ended January 31
                                          -------------------------------------
                                             Net Sales       Operating Income
                                          -------------------------------------
                                            2000     1999      2000      1999
                                         (restated)         (restated)
                                          -------  --------  --------  --------
                                                     (in thousands)
Consumer Products......................  $ 30,951  $ 32,050  $  3,329  $  4,945
Fluids Purification Products...........     5,729     5,572       983     1,379
Agricultural Products..................     4,734     5,608       405     1,023
Industrial and Automotive Products.....     4,466     4,205       256       187
                                         --------  --------  --------  --------
TOTAL SALES/OPERATING INCOME...........  $ 45,880  $ 47,435     4,973     7,534
                                         ========  ========  --------  --------
Less:  Restructuring Charge(1).............................     1,239         0
       Corporate Expenses..................................     3,798     3,665
       Interest Expense, net of Interest Income............       780       686
                                                             --------  --------
INCOME (LOSS) BEFORE INCOME TAXES..........................      (844)    3,183
                                                             --------  --------
Income Taxes (Benefits)....................................      (245)      907
                                                             --------  --------
NET INCOME (LOSS)..........................................  $   (599) $  2,276
                                                             ========  ========

[FN]
<F1>
(1) See Note 4 above for a discussion of the restructuring charge recorded in the second quarter of fiscal 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2000 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 1999
RESULTS OF OPERATIONS

Consolidated net sales for the six months ended January 31, 2000 were $90,429,000, a decrease of 0.7% versus net sales of $91,105,000 in the first six months of fiscal 1999. Net income for the first six months of fiscal 2000 was $880,000, a decrease of 79.6% from $4,304,000 earned in the first six months of fiscal 1999. Basic and diluted net income per share for the first six months of fiscal 2000 was $0.15, versus $0.73 basic net income per share and $0.72 diluted net income per share earned in the first six months of fiscal 1999. The decrease was due to a restructuring charge recorded in the second quarter of fiscal 2000, manufacturing costs associated with the startup of the Church & Dwight supply arrangement, the decline in demand for agricultural carriers, a decrease in profitability in the Consumer Products and Fluids Purification Products segments, and increases in fuel prices. The restructuring charge, which covered the costs of severance for certain eliminated positions and the write-off of certain non-performing assets, reduced income before taxes by $1,239,000, net income by $879,000, and net income per share by $0.15 (basic and diluted) for the first six months of fiscal 2000.

Net sales of the Consumer Products segment for the first six months of fiscal 2000 were $60,194,000, an increase of 0.4% over net sales of $59,926,000 in the first six months of fiscal 1999. This growth was primarily due to incremental sales to Church & Dwight and increased sales in the mass merchandiser market, partially offset by reduced sales in the grocery market. Consumer Products' operating income decreased 18.6% from $9,590,000 in the first six months of fiscal 1999 to $7,810,000 in the first six months of fiscal 2000 due to an unfavorable sales mix and manufacturing costs associated with the startup of the Church & Dwight supply arrangement incurred in the first six months of fiscal 2000.

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

Consolidated gross profit as a percentage of net sales for the first six months of fiscal 2000 decreased to 28.4% from 32.2% in the first six months of fiscal 1999 due to an unfavorable sales mix in the Consumer and Agricultural Products segments, defensive pricing strategies in the overseas markets of the Fluids Purification Products segment, manufacturing costs associated with the startup of the Church & Dwight supply arrangement incurred in the first six months of fiscal 2000, and increases in fuel prices.

Operating expenses as a percentage of net sales increased to 25.6% for the first six months of fiscal 2000 from 24.1% in the first six months of fiscal 1999. This increase is due primarily to the pre-tax restructuring charge of $1,239,000 recorded in the second quarter of fiscal 2000.

Interest expense increased $29,000, while interest income for the first six months of fiscal 2000 decreased $151,000 from fiscal 1999 levels, primarily due to lower levels of funds available for investment.

The Company's effective tax rate was 29.0% of pre-tax income in the first six months of fiscal 2000 versus 28.5% in the first six months of fiscal 1999.

Total assets of the Company increased $2,109,000 or 1.6% during the first six months of fiscal 2000. Current assets increased $1,984,000 or 3.7% from fiscal 1999 year-end balances primarily due to increases in accounts receivable and inventory levels, partially offset by decreased cash and cash equivalents. Property, plant and equipment, net of accumulated depreciation, decreased $813,000 or 1.3% during the first half as depreciation expense exceeded new capital expenditures.

Total liabilities increased $3,928,000 or 6.6% during the first six months of fiscal 2000 due primarily to increased levels of long term notes payable, Current liabilities decreased $46,000 or 0.3% from fiscal 1999 year-end balances due to a decrease in the current maturities of notes payable and accounts payable, partially offset by an increase in accrued expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

The current ratio increased to 3.5 at January 31, 2000 from 3.3 at July 31, 1999. Working capital increased $2,030,000 during the first six months of fiscal 2000 to $39,171,000 due to both higher levels of current assets and slightly lower levels of current liabilities, as previously discussed. During the first six months of fiscal 2000, the balances of cash, cash equivalents and investment securities decreased $1,380,000. Cash provided by operating activities ($1,061,000), increases in the Company's line of credit ($5,000,000), and cash on hand ($4,362,000) were used to fund capital expenditures ($3,493,000), purchases of the Company's common stock ($1,727,000), principal payments on long-term debt ($1,246,000), and dividend payments ($965,000). Total cash and investment balances held by the Company's foreign subsidiaries at January 31, 2000 and July 31, 1999 were $2,705,000 and $2,692,000, respectively.

THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 1999
RESULTS OF OPERATIONS

Consolidated net sales for the three months ended January 31, 2000 were $45,880,000, a decrease of 3.3% over net sales of $47,435,000 in the second quarter of fiscal 1999. Net loss for the three months ended January 31, 2000 was ($599,000), a decrease of 126.3% from $2,276,000 earned in last year's quarter. Net loss per share for the three months ended January 31, 2000 was ($0.11) basic net income per share and ($0.10) diluted net income per share versus $0.39 basic net income per share and $0.38 diluted net income per share earned in the same period last year. The decrease was due to a restructuring charge recorded in the second quarter of fiscal 2000, ongoing manufacturing costs associated with the startup of the Church & Dwight supply arrangement, a decrease in sales and profitability in the Consumer Products segment, the decline in demand for agricultural carriers, a decrease in profitability in the Fluids Purification Products segment and increases in fuel prices. The restructuring charge, which covered the costs of severance for certain eliminated positions and the write-off of certain non-performing assets, reduced income before income taxes by $1,239,000, net income by $879,000, and net income per share by $0.15 (basic and diluted) for the second quarter of fiscal 2000.

Net sales of the Consumer Products segment for the three months ended January 31, 2000 were $30,951,000, a decrease of 3.4% over net sales of $32,050,000 in the second quarter of fiscal 1999. This decrease was primarily due to decreased sales in the grocery market, partially offset by incremental sales to Church & Dwight. Consumer Products' operating income decreased 32.7% from $4,945,000 in the second quarter of fiscal 1999 to $3,329,000 in the second quarter of fiscal 2000 due to a reduction in gross profit resulting from reduced sales, an unfavorable sales mix, and ongoing manufacturing costs associated with the startup of the Church & Dwight supply arrangement.

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

Net sales of the Agricultural Products segment for the three months ended January 31, 2000 were $4,734,000, a decrease of 15.6% from net sales of $5,608,000 in the second quarter of fiscal 1999. This overall decline is due to sharply reduced demand for agricultural carriers as a result of a depressed farm economy. Agricultural Products' operating income decreased 60.4% from $1,023,000 in the second quarter of fiscal 1999 to $405,000 in the second quarter of fiscal 2000, primarily due to a decrease in sales of agricultural carriers, and unfavorable sales mix and manufacturing variances, partially offset by the Company's pro rata share of Kamterter II's net income.

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

Consolidated gross profit as a percentage of net sales for the three months ended January 31, 2000 decreased to 26.3% from 32.1% in the second quarter of fiscal 1999 due to unfavorable sales mixes in the Consumer and Agricultural Products segments, defensive pricing strategies in the overseas markets of the Fluids Purification Products segment, ongoing manufacturing costs associated with the startup of the Church & Dwight supply arrangement, and increases in fuel prices.

Operating expenses as a percentage of net sales increased to 27.0% for the three months ended January 31,2000 from 24.0% in the second quarter of fiscal 1999. This increase is due primarily to the pre-tax special charge of $1,239,000 recorded in the second quarter of fiscal 2000.

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

Net sales by the Company's foreign subsidiaries during the three months ended January 31, 2000 were $3,702,000 or 8.0% of total Company sales. This represents an increase of $61,000 or 1.7% from the second quarter of fiscal 1999 in which foreign subsidiary sales were $3,641,000 or 7.7% of total Company sales. The increase is due to increased sales of cat litter products in Canada and industrial products in the United Kingdom, partially offset by reduced sales of fluids purification products in overseas markets, as discussed above. Net income of the foreign subsidiaries for the three months ended January 31, 2000 was $99,000, an increase of $26,000 or 35.6% from $73,000 earned in the second quarter of fiscal 1999. This increase was primarily due to the incremental gross profit resulting from the growth in sales, as well as a reduction in advertising expenditures in Canada.

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

At the present time, the estimated annualized pretax payroll savings and depreciation reduction expected to be realized from the charge is $1,500,000. Approximately $1,200,000 of the cost reductions will be in Selling, General and Administrative Expenses, with the remainder to Cost of Sales. The realization of these benefits will begin in the third quarter of fiscal 2000. The pre-tax cash flow benefit expected to be realized on an annualized basis approximates $1,250,000. Of the total pre-tax annualized savings, approximately $250,000 will end by August 1, 2002.

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

            DIRECTOR                    VOTES FOR    VOTES ABSTAINED*
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

                                                                       Exhibit
                                                                         Index
                                                                        -------
              Exhibit 11:  Statement Re:  Computation of per               21
                           share earnings (Restated)
              Exhibit 27:  Financial Data Schedule (Restated)              22

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