Form 10-Q/A
period 2000-04-30
OIL DRI CORPORATION OF AMERICA
filed 2000-08-14
CIK 74046

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-Q/A

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the Quarter Ended April 30, 2000 Commission File Number 0-8675

                         OIL-DRI CORPORATION OF AMERICA
                         ------------------------------
           (Exact name of the registrant as specified in its charter)


                        DELAWARE                        36-2048898
              ------------------------------         ---------------
             (State or other jurisdiction of         (I.R.S. Employer
              incorporation or organization)        Identification No.)


               410 North Michigan Avenue
                   Chicago, Illinois                        60611
            --------------------------------------       ----------
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

INTRODUCTORY STATEMENT

On July 24, 2000 Oil-Dri Corporation of America filed a report on Form 8-K with the Securities and Exchange Commission which disclosed that reported financial results for each of the first three quarters of its fiscal year ending July 31, 2000 would be restated. The filing reported that the Company had not recognized the impact on pricing and promotional allowances caused when a customer changed from buying directly from Oil-Dri to purchasing through wholesalers. Additionally, a review of trade spending showed that the Company's accruals for marketing expenses should be increased. Both of these items impacted the Consumer Products segment. The restatement had the effect of decreasing net sales by $176,000, income before tax by $526,000, net income by $3734,000, and basic and diluted earnings net income per share by $0.07 for the three months ended April 30, 2000. For the nine months ended April 30, 2000, the restatement had the effect of reducing net sales by $799,000, income before tax by $1,849,000, net income by $1,313,000, and basic and fully diluted net income per shareshares by $0.24 and $0.23, respectively. At April 30, 2000, the restatement increased accrued expenses, net of the related income tax reduction, by $514,000 and decreased accounts receivable and retained earnings by $799,000 and $1,313,000, respectively.

Except for Items 1, 2, and 6, no other amendments have been made to this filing.

                                    CONTENTS

                                                                          PAGE
                                     PART I
ITEM 1: Financial Statements And Supplementary Data..................     3-12

ITEM 2: Management Discussion And Analysis Of Financial Condition
        And The Results Of Operations................................    13-18

ITEM 3: Quantitative And Qualitative Disclosures About Market Risk...       18

                                     PART II

ITEM 6: Exhibits And Reports On Form 8-K.............................       19

SIGNATURES...........................................................       20

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                      -----------------------
                                                        APRIL 30    JULY 31
ASSETS                                                    2000        1999
                                                       (RESTATED)
                                                       -----------------------
CURRENT ASSETS
--------------
Cash and Cash Equivalents                               $    988    $  4,362
Investment Securities                                      1,219       1,225
Accounts Receivable, less allowance of $431 and
  $358 at April 30, 2000 and July 31, 1999,
  respectively                                            24,395      25,365
Inventories                                               17,837      15,165
Prepaid Expenses                                           8,494       6,963
                                                        --------   ---------
           TOTAL CURRENT ASSETS                           52,933      53,080
                                                        --------   ---------

PROPERTY, PLANT AND EQUIPMENT - AT COST
---------------------------------------
Cost                                                     134,620     132,479
Less Accumulated Depreciation and Amortization           (73,972)    (69,631)
                                                        --------    --------
           TOTAL PROPERTY, PLANT AND EQUIPMENT, NET       60,648      62,848
                                                        --------    --------

OTHER ASSETS
------------
Goodwill & Intangibles, net of accumulated
  amortization of $2,480 and $2,128 at April
  30, 2000, and July 31, 1999, respectively                9,621       9,780
Deferred Income Taxes                                      3,040       3,045
Other                                                      6,140       4,997
                                                        --------    --------
           TOTAL OTHER ASSETS                             18,801      17,822
                                                        --------    --------

TOTAL ASSETS                                            $132,382    $133,750
                                                        ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                       ------------------------
                                                        APRIL 30     JULY 31
LIABILITIES & STOCKHOLDERS' EQUITY                        2000        1999
                                                       (RESTATED)
                                                       ------------------------
CURRENT LIABILITIES
-------------------
Current Maturities of Notes Payable                     $  2,000    $  2,226
Accounts Payable                                           5,002       4,842
Dividends Payable                                            473         484
Accrued Expenses                                           7,297       8,387
                                                        --------    --------
           TOTAL CURRENT LIABILITIES                      14,772      15,939
                                                        --------    --------

NONCURRENT LIABILITIES
----------------------
Notes Payable                                             40,063      38,150
Deferred Compensation                                      3,075       3,206
Other                                                      1,751       1,948
                                                        --------    --------
           TOTAL NONCURRENT LIABILITIES                   44,889      43,304
                                                        --------    --------
           TOTAL LIABILITIES                              59,661      59,243
                                                        --------    --------

STOCKHOLDERS' EQUITY
--------------------
Common Stock, par value $.10 per share, issued
  5,470,435 shares at April 30, 2000, and
  5,470,252 shares at July 31, 1999                         547         547
Class B Stock, par value $.10 per share, issued
  1,765,083 shares at April 30, 2000, and
  1,765,266 shares at July 31, 1999                         177         177
Additional Paid-In Capital                                7,698       7,702
Retained Earnings                                        90,443      90,430
Restricted Unearned Stock Compensation                      (19)         (9)
Cumulative Translation Adjustment                        (1,238)     (1,159)
                                                        -------     -------
                                                         97,608      97,688

Less Treasury Stock, at cost (1,282,807 Common
  shares and 342,241 Class B shares at April 30,
  2000, and 1,163,764 Common shares and 342,241
  Class B shares at July 31, 1999)                      (24,887)    (23,181)
                                                       --------    --------

           TOTAL STOCKHOLDERS' EQUITY                    72,721      74,507
                                                       --------    --------

           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $132,382    $133,750
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

                                                   -------------------------
                                                      FOR THE NINE MONTHS
                                                        ENDED APRIL 30
                                                    -------------------------
                                                        2000        1999
                                                     (RESTATED)
                                                    -------------------------

NET SALES                                             $ 133,033     $133,510
Cost Of Sales                                            95,308       91,202
                                                      ---------     --------
GROSS PROFIT                                             37,725       42,308
Selling, General And Administrative Expenses             32,552       32,704
Restructuring Charge                                      1,239           --
                                                      ---------     --------
INCOME FROM OPERATIONS                                    3,934        9,604

OTHER INCOME (EXPENSE)
   Interest Expense                                      (2,409)      (2,401)
   Interest Income                                          164          385
   Other, Net                                               339          103
                                                       --------     --------
      TOTAL OTHER EXPENSE, NET                           (1,906)      (1,913)
                                                       --------     --------

INCOME BEFORE INCOME TAXES                               2,028        7,691
Income Taxes                                               588        2,192
                                                      ---------     --------
NET INCOME                                                1,440        5,499

RETAINED EARNINGS
   Balance at Beginning of Year                          90,430       85,158
   Less Cash Dividends Declared                           1,427        1,421
                                                       --------     --------
RETAINED EARNINGS - APRIL 30                           $ 90,443     $ 89,236
                                                       ========     ========

NET INCOME PER SHARE
   Basic                                               $   0.25     $   0.94
                                                       ========     ========
   Dilutive                                            $   0.25     $   0.92
                                                       ========     ========

AVERAGE SHARES OUTSTANDING
   Basic                                                  5,660        5,846
                                                       ========     ========
   Dilutive                                               5,736        5,995
                                                       ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                       STATEMENTS OF COMPREHENSIVE INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                             -------------------------
                                               FOR THE NINE MONTHS
                                                 ENDED APRIL 30
                                             -------------------------
                                                 2000        1999
                                              (RESTATED)
                                             -------------------------
NET INCOME                                        $1,440       $5,499

OTHER COMPREHENSIVE INCOME:
   Cumulative Translation Adjustments                (79)          23
                                                  ------       ------
TOTAL COMPREHENSIVE INCOME                        $1,361       $5,522
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

                                                   -------------------------
                                                      FOR THE THREE MONTHS
                                                         ENDED APRIL 30
                                                    -------------------------
                                                        2000        1999
                                                     (RESTATED)
                                                    -------------------------

NET SALES                                              $ 42,604     $ 42,405
Cost Of Sales                                            30,543       29,390
                                                       --------     --------
GROSS PROFIT                                             12,061       13,015
Selling, General And Administrative Expenses             10,652       10,743
                                                       --------     --------
INCOME FROM OPERATIONS                                    1,409        2,272

OTHER INCOME (EXPENSE)
   Interest Expense                                        (786)        (807)
   Interest Income                                           55          125
   Other, Net                                               111           82
                                                        -------     --------
      TOTAL OTHER EXPENSE, NET                             (620)        (600)
                                                        -------     --------

INCOME BEFORE INCOME TAXES                                  789        1,672
Income Taxes                                                229          477
                                                        -------     --------
NET INCOME                                              $   560     $  1,195
                                                        =======     ========

NET INCOME PER SHARE
   Basic                                                $  0.10     $   0.21
                                                        =======     ========
   Dilutive                                             $  0.10     $   0.20
                                                        =======     ========

AVERAGE SHARES OUTSTANDING
   Basic                                                  5,610        5,813
                                                        =======     ========
   Dilutive                                               5,611        6,036
                                                        =======     ========


The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                       STATEMENTS OF COMPREHENSIVE INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                     -------------------------
                                                        FOR THE THREE MONTHS
                                                           ENDED APRIL 30
                                                     -------------------------
                                                          2000        1999
                                                       (RESTATED)
                                                     -------------------------
NET INCOME                                               $  560       $1,195

Other Comprehensive Income:
   Cumulative Translation Adjustments                       (66)          63
                                                         ------       ------

TOTAL COMPREHENSIVE INCOME                               $  494       $1,258
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

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                        -----------------------
                                                          FOR THE NINE MONTHS
                                                             ENDED APRIL 30
                                                        -----------------------
                                                            2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES                     (RESTATED)
------------------------------------                    -----------------------
NET INCOME                                               $  1,440     $  5,499

Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation and Amortization                            6,792        6,311
   Non-Cash Restructuring Charge                            1,039           --
   Provision for bad debts                                    102           33
   (Increase) Decrease in:
      Accounts Receivable                                     868         (711)
      Inventories                                          (2,672)      (1,758)
      Prepaid Expenses and Taxes                           (1,531)        (404)
      Deferred Income Taxes                                     4          (39)
      Other Assets                                         (1,335)        (678)
   Increase (Decrease) in:
      Accounts Payable                                        160         (764)
      Accrued Expenses                                     (1,495)      (2,812)
      Deferred Compensation                                  (131)         (66)
      Special Charge Reserve                                   --         (133)
      Other                                                  (197)         (64)
                                                          -------      -------
      TOTAL ADJUSTMENTS                                     1,604       (1,085)
                                                          -------      -------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                3,044        4,414
                                                          -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Capital Expenditures                                    (4,888)      (6,200)
   Proceeds from sale of property, plant and equipment         12           22
   Purchases of Investment Securities                      (1,219)      (1,225)
   Dispositions of Investment Securities                    1,225        1,173
   Other                                                       (9)         (14)
                                                          -------      -------
   NET CASH USED IN INVESTING ACTIVITIES                   (4,879)      (6,244)
                                                          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Principal Payments on Long-Term Debt                    (4,326)        (134)
   Proceeds from Issuance of Long-Term Debt                 6,013          400
   Dividends Paid                                          (1,438)      (1,375)
   Purchases of Treasury Stock                             (1,727)      (1,502)
   Other                                                      (61)          14
                                                          -------      -------
   NET CASH USED IN FINANCING ACTIVITIES                   (1,539)      (2,597)
                                                          -------      -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (3,374)      (4,427)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                4,362        9,410
                                                          -------      -------
CASH AND CASH EQUIVALENTS, APRIL 30                       $   988      $ 4,983
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

2. RESTATEMENT

On July 24, 2000 Oil-Dri Corporation of America filed a report on Form 8-K with the Securities and Exchange Commission which disclosed that reported financial results for each of the first three quarters of its fiscal year ending July 31, 2000 would be restated. The filing reported that the Company had not recognized the impact on pricing and promotional allowances caused when a customer changed from buying directly from Oil-Dri to purchasing through wholesalers. Additionally, a review of trade spending showed that the Company's accruals for marketing expenses should be increased. Both of these items impacted the Consumer Products segment. The restatement had the effect of decreasing net sales by $176,000, income before tax by $526,000, net income by $374,000, and basic and diluted net income per share by $0.07 for the three months ended April 30, 2000. For the nine months ended April 30, 2000, the restatement had the effect of reducing net sales by $799,000, income before tax by $1,849,000, net income by $1,313,000, and basic and fully diluted net income per share by $0.24 and $0.23, respectively. At April 30, 2000, the restatement increased accrued expenses, net of the related income tax reduction, by $514,000 and decreased accounts receivable and retained earnings by $799,000 and $1,313,000, respectively.

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

                                         -------------------------------------
                                              Nine Months Ended April 30
                                         -------------------------------------
                                            Net Sales       Operating Income
                                         -------------------------------------
                                          2000      1999     2000      1999
                                       (Restated)         (Restated)
                                         -------  --------  --------  --------
                                                   (in thousands)

Consumer Products.....................  $ 86,612  $ 86,698  $ 10,425  $ 13,094
Fluids Purification Products..........    17,520    17,106     3,128     4,148
Agricultural Products.................    14,992    16,804     1,885     3,255
Industrial and Automotive Products....    13,909    12,902       819       553
                                        --------  --------  --------  --------
TOTAL SALES/OPERATING INCOME..........  $133,033  $133,510    16,257    21,050
                                        ========  ========  --------  --------
Less:  Restructuring Charge (1)<F1>
       ...................................................     1,239        --
       Corporate Expenses.................................    10,745    11,343
       Interest Expense, net of Interest Income...........     2,245     2,016
                                                            --------  --------
INCOME BEFORE INCOME TAXES................................     2,028     7,691
                                                            --------  --------
Income Taxes..............................................       588     2,192
                                                            --------  --------
NET INCOME................................................  $  1,440  $  5,499
                                                            ========  ========
                                         -------------------------------------
                                               Three Months Ended April 30
                                         -------------------------------------
                                            Net Sales       Operating Income
                                         -------------------------------------
                                          2000      1999     2000      1999
                                       (Restated)         (Restated)
                                         -------  --------  --------  --------
                                                   (in thousands)

Consumer Products.....................  $ 26,418  $ 26,772  $  2,615  $  3,504
Fluids Purification Products               5,388     5,527       834     1,257
Agricultural Products                      5,955     5,595       979     1,151
Industrial and Automotive                  4,843     4,511       282       302
                                        --------  --------  --------  --------
TOTAL SALES/OPERATING INCOME..........  $ 42,604  $ 42,405     4,710     6,214
                                        ========  ========  --------  --------
Less:  Corporate Expenses.................................     3,190     3,860
       Interest Expense, net of Interest Income...........       731       682
                                                            --------  --------
INCOME BEFORE INCOME TAXES................................       789     1,672
                                                            --------  --------
Income Taxes..............................................       229       477
                                                            --------  --------
NET INCOME................................................  $    560  $  1,195
                                                            ========  ========

[FN]
<F1>
(1) See Note 4 above for a discussion of the restructuring charge recorded in the second quarter of fiscal 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2000 COMPARED TO
NINE MONTHS ENDED APRIL 30, 1999
RESULTS OF OPERATIONS

Consolidated net sales for the nine months ended April 30, 2000 were $133,033,000, a decrease of 0.4% versus net sales of $133,510,000 in the first nine months of fiscal 1999. Net income for the first nine months of fiscal 2000 was $1,440,000, a decrease of 73.8% from $5,499,000 earned in the first nine months of fiscal 1999. Basic and diluted net income per share for the first nine months of fiscal 2000 was $0.490.25 versus $0.94 basic net income per share and $0.92 diluted net income per share earned in the first nine months of fiscal 1999. The decrease was due to a restructuring charge recorded in the second quarter of fiscal 2000,increased trade spending accruals, manufacturing costs associated with the startup of the Church & Dwight supply arrangement and other unfavorable manufacturing variances, a decrease in sales and profitability in the Consumer Products segment, the decline in demand for agricultural carriers, a decrease in profitability in the Fluids Purification Products segment, and increases in fuel prices. The restructuring charge, which covered the costs of severance for certain eliminated positions and the write-off of certain non-performing assets, reduced income before taxes by $1,239,000, net income by $879,000, and net income per share by $0.15 (basic and diluted) for the first nine months of fiscal 2000.

Net sales of the Consumer Products segment for the first nine months of fiscal 2000 were $86,612,000, a decrease of 0.1% over net sales of $86,698,000 in the first nine months of fiscal 1999. This decrease was primarily due to reduced sales in the grocery and mass merchandiser market, partially offset by incremental sales to Church & Dwight, as well as increased sales to Clorox. Consumer Products' operating income decreased 20.4% from $13,094,000 in the first nine months of fiscal 1999 to $10,425,000 in the first nine months of fiscal 2000 due toincreased trade spending accruals, manufacturing costs associated with the startup of the Church & Dwight supply arrangement incurred in the first nine months of fiscal 2000 and other unfavorable manufacturing variances, partially offset by a decrease in promotional expenditures.

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

Consolidated gross profit as a percentage of net sales for the first nine months of fiscal 2000 decreased to 28.4% from 31.7% in the first nine months of fiscal 1999 due to an unfavorable sales mix in the Agricultural Products segments, a decline in profitability in the Consumer Products segment, increased trade allowances, defensive pricing strategies in the overseas markets of the Fluids Purification Products segment, manufacturing costs associated with the startup of the Church & Dwight supply arrangement incurred in the first nine months of fiscal 2000 as well as other unfavorable manufacturing variances, and increases in fuel prices.

Operating expenses as a percentage of net sales wereincreased to 25.4% for the first nine months of fiscal 2000 from 24.5% in the first nine months of fiscal 1999. Excluding the restructuring reserve taken in the second quarter, operating expenses as a percentage of net sales were 24.5% for the first nine months of fiscal 2000.

Interest expense increased $8,000, while interest income for the first nine months of fiscal 2000 decreased $221,000 from fiscal 1999 levels, primarily due to lower levels of funds available for investment.

The Company's effective tax rate was 29.0% of pre-tax income in the first nine months of fiscal 2000 versus 28.5% in the first nine months of fiscal 1999.

Total assets of the Company decreased $1,368,000 or 1.0% during the first nine months of fiscal 2000. Current assets decreased $147,000 or 0.3% from fiscal 1999 year-end balances primarily due to decreases in cash and cash equivalents and accounts receivable, partially offset by decreasedincreased inventory levels and prepaid expenses. Property, plant and equipment, net of accumulated depreciation, decreased $2,200,000 or 3.5% during the first nine months as depreciation expense exceeded new capital expenditures and as a result of the write-off of non-performing assets included in the restructuring charge.

Total liabilities increased $418,000 or 0.1% during the first nine months of fiscal 2000 due primarily to increased levels of long term notes payable partially offset by a decrease in current liabilities, deferred compensation, and other noncurrent liabilities. Current liabilities decreased $1,167,000 or 7.3% from fiscal 1999 year-end balances due primarily to a decrease in accrued expenses and in the current maturities of notes payable, partially offset by an increase in accounts payable.

EXPECTATIONS

The Company anticipates net sales for the remainder of fiscal 2000 will be approximately the same as net sales in the comparable period of fiscal 1999. Sales of branded cat box absorbents are expected to increase slightly due to the re-introduction of jug packaging on branded scoopable products, which the Company believes will have increased velocity. However, sales growth of cat box absorbents is subject to continuing competition for shelf space in the grocery, mass merchandiser and club markets. Sales of the Company's fluids purification products and industrial and automotive products are also expected to increase slightly in the remainder of fiscal 2000 from the comparable period in fiscal 1999. Sales of the Company's agricultural products for the remainder of fiscal 2000 are expected to be at least equal to levels achieved in the comparable period of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio increased to 3.6 at April 30, 2000 from 3.3 at July 31, 1999. Working capital increased $1,020,000 during the first nine months of fiscal 2000 to $38,161,000 due to lower levels of current liabilities, partially offset by slightly lower levels of current assets, as previously discussed. During the first nine months of fiscal 2000, the balances of cash, cash equivalents and investment securities decreased $3,380,000. Cash provided by operating activities ($3,044,000), increases in the Company's borrowings ($6,000,000), and cash on hand ($4,362,000) were used to fund capital expenditures ($4,888,000), principal payments on long-term debt ($4,326,000), purchases of the Company's common stock ($1,728,000), and dividend payments ($1,438,000). Total cash and investment balances held by the Company's foreign subsidiaries at April 30, 2000 and July 31, 1999 were $2,438,000 and $2,692,000, respectively.

THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO
THREE MONTHS ENDED APRIL 30, 1999
RESULTS OF OPERATIONS

Consolidated net sales for the three months ended April 30, 2000 were $42,604,000, an increase of 0.5% over net sales of $42,405,000 in the third quarter of fiscal 1999. Net income for the three months ended April 30, 2000 was $560,000, a decrease of 53.1% from $1,195,000 earned in last year's quarter. Net income per share for the three months ended April 30, 2000 was $0.10 (basic and diluted) versus $0.21 basic and $0.20 diluted net income per share earned in the same period last year. The decrease was due to ongoing manufacturing costs associated with the startup of the Church & Dwight supply arrangement and other unfavorable manufacturing variances, a decline in sales and profitability in the Consumer and Fluids Purification Products segments and increases in fuel prices.

Net sales of the Consumer Products segment for the three months ended April 30, 2000 were $26,418,000, a decrease of 1.3% over net sales of $26,772,000 in the third quarter of fiscal 1999. This decrease was primarily due to decreased sales in the mass merchandiser market, partially offset by increased sales to Clorox and incremental sales to Church & Dwight. Consumer Products' operating income decreased 25.4% from $3,504,000 in the third quarter of fiscal 1999 to $2,615,000 in the third quarter of fiscal 2000 due to ongoing manufacturing costs associated with the startup of the Church & Dwight supply arrangement and other unfavorable manufacturing variances.

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

Consolidated gross profit as a percentage of net sales for the three months ended April 30, 2000 decreased to 28.3% from 30.7% in the third quarter of fiscal 1999 due to a decline in profitability in the Consumer Products segment, defensive pricing strategies in the overseas markets of the Fluids Purification Products segment, ongoing manufacturing costs associated with the startup of the Church & Dwight supply arrangement and other unfavorable manufacturing variances, and increases in fuel prices.

Operating expenses as a percentage of net sales decreased to 25.0% for the three months ended April 30,2000 from 25.3% in the third quarter of fiscal 1999. This decrease is due primarily to cost savings realized from the restructuring charge taken in the second quarter of fiscal 2000.

Interest expense decreased $21,000, while interest income for the three months ended April 30, 2000 decreased $70,000 from fiscal 1999 levels, primarily due to lower levels of funds available for investment.

The Company's effective tax rate was 29.0% of pre-tax income in the three months ended April 30, 2000 versus 28.5% in the third quarter of fiscal 1999.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries for the nine months ended April 30, 2000 were $10,351,000 or 7.8% of total Company sales. This represents a decrease of $799,000 or 7.2% from the same period of fiscal 1999, in which foreign subsidiary sales were $11,150,000 or 8.4% of total Company sales. This decrease is due to reduced sales of fluids purification products in our overseas markets due to defensive pricing strategies implemented to maintain share and reduced bleaching clay usage by a major customer through increased efficiency of operations. Net income of the foreign subsidiaries for the first nine months of fiscal 2000 was $261,000, a decrease of $99,000 or 27.5% from $360,000 earned in the same period of fiscal 1999. This decrease was primarily due to the reduced sales of fluids purification products in our overseas markets discussed above. Identifiable assets of the Company's foreign subsidiaries as of April 30, 2000 were $10,332,000, a decrease of $709,000 from $11,041,000 as of April 30, 1999, due primarily to decreased levels of inventories.

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

   OIL-DRI CORPORATION OF AMERICA
     (Registrant)



   BY /S/ JEFFREY M. LIBERT
   -------------------------------
      Jeffrey M. Libert
      Chief Financial Officer




   BY /S/ DANIEL S. JAFFEE
   -------------------------------
      Daniel S. Jaffee
      President and Chief Executive Officer








   Dated:  August 14, 2000