Form 10-K405
period 2000-07-31
OIL DRI CORPORATION OF AMERICA
filed 2000-10-25
CIK 74046

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED JULY 31, 2000 COMMISSION FILE NO. 0-8675
                            ------------------------

                         OIL-DRI CORPORATION OF AMERICA
             (Exact name of Registrant as specified in its Charter)

                    DELAWARE                                     36-2048898
        (State or other jurisdiction of             (I.R.S. Employer Identification No.)
         incorporation or organization)
      410 NORTH MICHIGAN AVENUE, SUITE 400
               CHICAGO, ILLINOIS                                 60611-4213
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

                                      NONE
                                (Title of Class)

     Number of Shares of each class of the Registrant's Common Stock outstanding as of September 29, 2000:

     Common Stock -- 5,470,435 shares (including 1,281,769 treasury shares)
             Class B Stock -- 1,765,083 shares (including 342,241 treasury shares)
             Class A Common Stock -- 0 shares

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                Yes  X   No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Aggregate market value of the Registrant's Common Stock owned by non-affiliates -- $35,950,460 (based on the closing price on September 29,
2000).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference:

     1. The Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders ("Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than November 28, 2000 (120 days after the end of the Registrant's fiscal year ended July 31, 2000), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

                                    CONTENTS

                                                                         PAGE
PART I
ITEM 1:    Business....................................................    4-9
ITEM 2:    Properties..................................................  10-11
ITEM 3:    Legal Proceedings...........................................     11
ITEM 4:    Submission Of Matters To A Vote Of Security Holders.........     11
EXECUTIVE OFFICERS OF THE COMPANY......................................     12

PART II
ITEM 5:    Market For Registrant's Common Equity And Related
           Shareholder Matters.........................................     13
ITEM 6:    Selected Financial Data.....................................  14-15
ITEM 7:    Management Discussion And Analysis Of Financial Condition
           And The Results Of Operations...............................  16-19
ITEM 7A:   Quantitative And Qualitative Disclosures About Market
           Risk........................................................     19
ITEM 8:    Financial Statements And Supplementary Data.................  20-40
ITEM 9:    Changes In And Disagreements With Accountants On Accounting
           And Financial Disclosure....................................     40

PART III
ITEM 10:   Directors And Executive Officers Of The Registrant..........     41
ITEM 11:   Executive Compensation......................................     41
ITEM 12:   Security Ownership Of Certain Beneficial Owners And
           Management..................................................     41
ITEM 13:   Certain Relationships And Related Transactions..............     41

PART IV
ITEM 14:   Exhibits, Financial Statement Schedules, And Reports On Form
           8-K.........................................................  42-44
SIGNATURES.............................................................  45-46
INDEPENDENT AUDITOR'S REPORT ON SCHEDULES..............................     47
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS.......................     48
EXHIBIT INDEX..........................................................     49

                                     PART I

ITEM 1. BUSINESS

     Oil-Dri Corporation of America was incorporated in 1969 in Delaware as the successor to an Illinois corporation incorporated in 1946 which was the successor to a partnership which commenced business in 1941. Except as otherwise indicated herein or as the context otherwise requires, references herein to "Registrant" or to "Company" are to Oil-Dri Corporation of America and its subsidiaries. The Registrant is a leader in developing, manufacturing and marketing sorbent products and related services for the consumer, fluids purification, agricultural, and industrial and automotive markets. The Registrant's products are principally produced from clay minerals and, to a lesser extent, other sorbent materials. Consumer products, consisting primarily of cat litter, are sold through the grocery products industry, mass merchandisers, warehouse clubs, and pet specialty retail outlets. Fluids purification products, consisting primarily of bleaching, filtration and clarification clays, are sold to processors and refiners of edible and petroleum-based oils. Agricultural products, which include carriers for crop protection chemicals and fertilizers, drying agents, soil conditioners, sports field products, pellet binders for animal feeds and flowability aids, are sold to manufacturers of agricultural chemicals and distributors of other agricultural and sports turf products. Industrial and automotive products, consisting primarily of oil, grease and water sorbents (both clay and non-clay), are sold to distributors of industrial cleanup and automotive products, environmental service companies and retail outlets.

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

     The Registrant has pursued a strategy of developing products for consumer, fluids purification, agricultural and industrial and automotive uses, where the Registrant's marketing, manufacturing and research and development capabilities can play important roles. The Registrant's products are sold through its specialized divisional sales staffs supported by technical service representatives and through a network of industrial distributors and food brokers. The Registrant maintains its own research and development facility and staff.

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

     Certain financial information about the Registrant's foreign and domestic operations is contained in Note 4 of the "Notes to Consolidated Financial Statements," incorporated herein by reference.

Consumer Products

     The Registrant's cat litter products, in both coarse granular and fine granular clumping (scoopable) forms, are sold under the Registrant's CAT'S PRIDE(R) and LASTING PRIDE(R) brand names, FRESH STEP(R) brand manufactured for The Clorox Company, Arm & Hammer(R) SUPER STOP(TM) brand manufactured for Church & Dwight Co., Inc., and private label cat litters manufactured for mass merchandisers, wholesale clubs, drug chains, pet superstores and retail grocery stores. Alternative litters, made from recycled paper, are sold under the DUST STOPPER(R) (coarse) and SCOOP 'N FLUSH(R) (scoopable) brand cat litter and are marketed through similar channels. The Registrant also packages and markets CAT'S

PRIDE(R) KAT KIT cat litter in a disposable tray. These products are sold through independent food brokers and the Registrant's representatives to major grocery outlets such as Publix, Kroger, Stop and Shop and others. LASTING PRIDE(R) cat litter is principally sold to mass merchandisers such as Wal-Mart and
K-Mart.

     The Registrant and The Clorox Company have long-term arrangements, expiring in January 2005, under which they developed FRESH STEP(R) premium-priced cat litter products and under which the Registrant has a long-term exclusive right to supply The Clorox Company's requirements for FRESH STEP(R) coarse cat litter up to certain levels. The Registrant and The Clorox Company are discussing possible extension of this agreement. FRESH STEP(R) brand, which is owned, trademarked and marketed by The Clorox Company, utilizes the Registrant's special low density, highly absorbent clay mineral. FRESH STEP(R) cat litter contains microencapsulated odor controllers which are activated by the cat. According to independently published supermarket industry reports, FRESH STEP(R) coarse cat litter was the largest dollar grossing branded cat litter sold through grocery chains in the United States in the 52-week period ended August 6, 2000.

     In the first quarter of fiscal year 2000, the Registrant and Church & Dwight Co., Inc. entered into a long-term supply agreement whereby the Registrant is the exclusive manufacturer for a new cat litter, Arm and Hammer(R) SUPER STOP(TM). This traditional or non-clumping cat litter utilizes an odor control formula developed by Church & Dwight. Church & Dwight will control all aspects of sales and marketing of this brand.

     Traditional coarse granular clay litters once represented approximately 98% of the market. Beginning in 1990, the cat litter market changed and traditional coarse litters are now complemented by new, fine granule clumping (scoopable) products. These clumping products have the characteristic of binding together and expanding when moisture is introduced. The Registrant's clumping cat litter is based on naturally occurring organic ingredients which are biodegradable. On an industry-wide basis, clumping cat litters have assumed market shares in excess of approximately 53% of retail dollar sales volume in the grocery industry and 65% of retail dollar sales volume in the mass merchandiser industry in the 52-week period ended August 6, 2000, compared with 52% and 63%, respectively, in a similar period last year.

     In fiscal 1998, the Registrant purchased Salubrius, Inc., a manufacturer of dog biscuits. Subsequently renamed Phoebe Products Company, it has conducted test market studies on its SMART SNACKS(TM) line of dog biscuits, jerky treats and rawhides. While market test results appear satisfactory, the Registrant cannot assure additional distribution of this product line extension due to the high costs associated with new product launches and the highly competitive nature of this market segment.

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

     The Registrant also produces PERFORM(TM) and SELECT(TM) bleaching clays, which offer performance advances to refiners. The PERFORM(TM) products are the next generation of bleaching clays, providing increased activity for hard-to-bleach oils. The SELECT(TM) line of products is used earlier in the process stream to remove a variety of impurities from edible oils. SELECT(TM) bleaching clays can also be used to replace the water wash step in the caustic refining of edible oils.

Agricultural Products Group

     The Registrant produces and markets a wide range of granular and powdered mineral absorbent products that are used with crop protection chemicals, animal feed, fertilizers, other horticultural applications and sports field and turf management. Products include AGSORB(R) agricultural chemical carriers and drying agents; FLO-FRE(R), a highly absorbent microgranule flowability aid; PEL-UNITE(R) and CONDITIONADE(R) pelleting aids used in the manufacture of animal feeds, TERRA GREEN(R) and SOILMASTER(R) soil conditioners and POULTRY GUARD(TM) litter amendments used in controlling ammonia levels in commercial poultry houses.

     The AGSORB(R) carriers are used as mediums of distribution for crop protection chemicals, including herbicides, fungicides, insecticides, and fertilizers. AGSORB(R) customized carriers are designed to reduce dust and to increase accuracy of application. The Registrant's AGSORB(R) drying agent is used to prevent clogging in specialized farm machinery and enables farmers to evenly apply granular fertilizers and liquid pesticides to their fields in one application. The Registrant has also developed the AGSORB(R) product as a blending agent for fertilizers and chemicals used in the lawn and garden market. SOILMASTER(R) products include ball field maintenance and turf conditioner products.

     Agricultural products are marketed in the United States by technical salesmen employed by the Company who sell to crop protection chemical manufacturers, feed producers and agricultural product distributors. The Registrant's principal customers for these products include the agricultural groups of Monsanto, DowElanco and Zeneca.

     In October 1999 the Registrant acquired Pro's Choice, Inc., a marketer and distributor of sports field products. Previously, the Registrant had supplied Pro's Choice with specialty clay products for use in these markets. Products include SOILMASTER(R) Infield Conditioner, which improves drainage and prevents compaction on baseball infields and other surfaces, and SOILMASTER(R) Green Soil Conditioner, which improves oxygen, water and nutrient flow to the root zone of turf surfaces. The Registrant's principal customers for these products include professional baseball teams, colleges, municipalities and park districts.

Industrial and Automotive Products

     Products for industrial applications include the Registrant's oil, grease and water sorbents, which are cost effective floor maintenance products that provide a nonslip and nonflammable surface for workers. These products are sold through a wide range of distribution channels and have achieved a high level of brand name recognition. The Registrant distributes clay-based sorbents sold in granular form and in other configurations such as pillows and socks. The Registrant also distributes non-clay sorbents including its OIL-DRI Industrial Pad and OIL-DRI Industrial Rug, which are made of needle-punched polypropylene.

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

Transportation Services

     In the second quarter of fiscal 1998, the Registrant exited the transportation business and formed a strategic alliance with CRST International, Inc., which since that time has serviced the majority of the Registrant's over-the-road shipping requirements.

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

Favorite Products Company, Ltd. also packages and markets the SAULAR(R) KAT-KIT(TM)disposable cat litter tray and litter. Certain of the products sold in Canada are blends of clay and synthetic sorbent materials.

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

     The Company's foreign operations are subject to the normal risks of doing business overseas, such as currency devaluations and fluctuations, restrictions on the transfer of funds and import/export duties. The Registrant's foreign subsidiaries to date have not been materially affected by these risks.

Backlog; Seasonality

     At July 31, 2000 and 1999, the Registrant's backlog of orders was approximately $2,913,000 and $2,534,000, respectively. The Registrant does not consider its clay sorbent business, taken as a whole, to be seasonal to any material extent. However, certain business activities of certain customers of the Registrant (such as agricultural) are subject to such factors as crop acreage planted and product formulation cycles.

Customers

     Sales to Wal-Mart Stores, Inc. accounted for approximately 20% of the Registrant's net sales for the fiscal year ended July 31, 2000. Sales to The Clorox Company accounted for approximately 9% of the Registrant's net sales for the fiscal year ended July 31, 2000. The Clorox Company and the Registrant are parties to a long-term supply contract. The loss of any other of the Registrant's customers would not have a materially adverse effect on the Registrant.

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

Reserves

     The Registrant mines sorbent materials, consisting of either montmorillonite, attapulgite or diatomaceous earth on leased or owned land near its manufacturing facilities in Mississippi, Georgia, Illinois and Oregon, and on leased and owned land in Florida (see "Item 2--Properties" below). The Registrant estimates that its proven recoverable reserves of these sorbent materials aggregate approximately 489,118,000 tons. Based on its rate of consumption during the 2000 fiscal year, the Registrant considers its proven recoverable reserves adequate to supply the Registrant's needs for over 45 years. It is the Registrant's policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. The Registrant has a program of exploration for additional reserves and, although reserves have been acquired, the Registrant cannot assure that such additional reserves will continue to become available. The Registrant's use of these reserves will be subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. Also, requirements for environmental compliance may restrict exploration or use of lands that might otherwise be utilized as a source of reserves. During the fiscal year ended July 31, 2000, the Registrant utilized these reserves to produce substantially all of the sorbent minerals that it sold.

     In 1997, the Registrant acquired rights to mineral reserves on approximately 5,907 acres in Nevada. This acreage is in addition to approximately 415 acres acquired in 1991 in Washoe County, Nevada. The Registrant estimates that there are over 300,000,000 tons of proven reserves of sorbent materials on the combined acreage. Mining and processing these reserves requires the approval of federal, state and local agencies. The Registrant has received federal approval to mine these properties and is in the process of obtaining all other necessary state and local approvals. In the future, the Registrant hopes to develop facilities so as to use these reserves as a source of supply for its West Coast customers. However, there can be no assurance that this will be accomplished.

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

     The following schedule summarizes, for each of the Registrant's manufacturing facilities, the net book value of land and other plant and equipment:

                                                                          PLANT AND
                                                                 LAND     EQUIPMENT
                                                                 ----     ---------
                                                                  (IN THOUSANDS)
Ochlocknee, Georgia.........................................    $2,697     $15,578
Ripley, Mississippi.........................................    $1,543     $11,439
Mounds, Illinois............................................    $  325     $ 8,461
Blue Mountain, Mississippi..................................    $  952     $ 7,503
Christmas Valley, Oregon....................................    $  100     $   449

Employees

     As of July 31, 2000, the Registrant employed 713 persons, 75 of whom were employed by the Registrant's foreign subsidiaries. The Registrant's corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 43 of the Registrant's employees in the U.S. and approximately 19 of the Registrant's employees in Canada are represented by labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered satisfactory.

Environmental Compliance

     The Registrant's mining and manufacturing operations and facilities in Georgia, Mississippi, Oregon and Illinois are required to comply with state surface mining statutes and various federal, state and local statutes, regulations and ordinances which govern the discharge of materials, water and waste into the environment and restrict mining on "wetlands" or otherwise regulate the Registrant's operations. In recent years, environmental regulation has grown increasingly stringent, a trend which the Registrant expects will continue. The Registrant endeavors to stay in substantial compliance with applicable environmental controls and regulations and to work with regulators to correct any deficiency. As a result, expenditures relating to environmental compliance have increased over the years; however, these expenditures have not been material. The Registrant continues, and will continue, to incur costs in connection with reclaiming exhausted mining sites. The costs of reclamation have not had a material effect on its mining costs. These costs are treated as part of the Registrant's mining expense.

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

Energy

     The Registrant uses coal, natural gas and recycled fuel oil as permitted for energy sources in the processing of its clay products. In prior years, the Registrant has switched from natural gas to other energy sources during certain months due to seasonal unavailability and the higher cost of natural gas relative to other fuels.

Research and Development

     At the Registrant's research facility, the research and development staff develops new products and applications and improves existing products. The staff and various consultants consist of geologists, mineralogists and chemists. In the past several years, the Registrant's research efforts have resulted in a number of new sorbent products and processes including PURE-FLO(R) Supreme, PURE-FLO(R) B80, B81, PERFORM(TM), SELECT(TM) and POULTRY GUARD(TM) absorbents, and CAT'S PRIDE(R) Scoopable, LASTING PRIDE(R), DUST STOPPER(R) and SCOOP 'N FLUSH(R) cat litters. The technical center produces prototype samples and tests new products for customer trial and evaluation.

     The Registrant spent approximately $1,951,000, $2,110,000 and $2,376,000 during its fiscal years ended July 31, 2000, 1999 and 1998, respectively, for research and development. None of such research and development was customer sponsored, and all research and development costs are expensed in the year in which incurred.

ITEM 2. PROPERTIES

     The Registrant's properties are generally described below:

                        LAND HOLDINGS & MINERAL RESERVES

                              LAND       LAND            LAND                          PROVEN           PROBABLE
                              OWNED     LEASED     UNPATENTED CLAIMS     TOTAL        RESERVES          RESERVES
                              -----     ------     -----------------     -----        --------          --------
                             (ACRES)    (ACRES)         (ACRES)         (ACRES)    (000S OF TONS)    (000S OF TONS)
Florida..................       537        446              --             983          4,512             1,092
Georgia..................     1,944      1,739              --           3,683         43,821            11,174
Illinois.................       161        598              --             759          8,334             6,000
Mississippi..............     2,384      1,331              --           3,715        121,282           111,483
Nevada...................       495         --           5,907           6,402        306,830           248,874
Oregon...................       400         --             220             620             89               311
Tennessee................       778         --              --             778          4,250             4,250
                              -----      -----           -----          ------        -------           -------
                              6,699      4,114           6,127          16,940        489,118           383,184
                              =====      =====           =====          ======        =======           =======


                               TOTAL
                               -----
                           (000S OF TONS)
Florida..................       5,604
Georgia..................      54,995
Illinois.................      14,334
Mississippi..............     232,765
Nevada...................     555,704
Oregon...................         400
Tennessee................       8,500
                              -------
                              872,302
                              =======

     See "Item 1. Business--Reserves"

     There are no mortgages on the property owned by the Registrant. The Mississippi, Georgia, Oregon, Tennessee, Nevada, Florida and Illinois properties are primarily mineral in nature. Parcels of such land are also sites of manufacturing facilities operated by the Registrant. The Illinois land also includes the site of the Registrant's research and development facility. The Registrant owns approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing and packaging facility for the Registrant's Canadian subsidiary.

     The Registrant's mining operations are conducted on leased or owned land and, in Oregon, unpatented mining claims. The Georgia, Illinois, Florida and Mississippi mining leases, with expiration dates ranging from 2000 to 2053, no one of which is material, generally require that the Registrant pay a minimum monthly rental to continue the lease term. This rental payment is applied against a royalty related to the number of unprocessed, or in some cases processed, tons of mineral extracted from the leased property.

     Of the Registrant's total reserves, certain claims in Nevada and Oregon are unpatented mining claims leased by the Registrant, on which the Registrant has the right to conduct mining activities. The validity of title to unpatented mining claims is dependent upon numerous factual matters. The Registrant believes the unpatented mining claims it leases are in compliance with all applicable federal, state and local mining laws, rules and regulations. In fiscal 2000, the Bureau of Land Management determined that the Registrant's claim on certain Nevada properties are locatable in nature. This ruling has the effect of perfecting the Registrant's right to mine these claims. In the past, members of Congress and the executive branch of the federal government have proposed amendments to existing federal mining laws. These amendments could have a prospective effect on mining operations on federal lands and include, among other changes, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of the Registrant's unpatented claims may become uneconomic. The Registrant cannot predict the form that any such amendments might take or whether or when such amendments might be adopted.

     The Registrant operates manufacturing facilities at Ripley, Mississippi; Ochlocknee, Georgia; Christmas Valley, Oregon; Blue Mountain, Mississippi and Mounds, Illinois; production and packaging plants at Laval, Quebec, Canada and Wisbech, United Kingdom; a non-clay sorbents processing and warehousing facility in Alpharetta, Georgia; and a dog biscuit manufacturing plant in Kiel, Wisconsin. The Registrant's facilities at Ripley, Mississippi; Ochlocknee, Georgia; Christmas Valley, Oregon; Mounds, Illinois; Alpharetta, Georgia; Kiel, Wisconsin; Laval, Quebec, Canada and Wisbech, United Kingdom are wholly owned by the Registrant and the Registrant's facility at Blue Mountain, Mississippi is owned in part by the Registrant, with the balance leased as hereinafter described. The Registrant is a party to leases that relate to certain plant acquisition and expansion projects at the Registrant's facility at Blue Mountain, Mississippi. The Blue Mountain, Mississippi lease was entered into with the Town of Blue Mountain, Mississippi in 1988 in connection with the issuance by the Town of $7,500,000 in aggregate principal amount of industrial revenue bonds ($5,000,000 of which has been subsequently retired), full payment of which is guaranteed by the Registrant. Upon expiration of the leases in 2008, a subsidiary of the Registrant has the right to purchase the leased property for $100 upon full payment of the bonds. The land on which the manufacturing facility at Wisbech, United Kingdom is located is leased pursuant to a long-term lease arrangement with the Port Authority of Wisbech which expires in 2032. The facilities in Alpharetta, Georgia and Kiel, Wisconsin are leased.

     All of the Registrant's domestic manufacturing facilities, whether owned or leased, consist of related steel frame, sheet steel covered or brick buildings of various heights, with concrete floors and storage tanks. The buildings occupy approximately 208,000 square feet at Ripley, Mississippi; 247,000 square feet at Ochlocknee, Georgia; 129,000 square feet at Mounds, Illinois; 18,000 square feet at Christmas Valley, Oregon; 26,000 square feet at Alpharetta, Georgia; 16,000 square feet at Kiel, Wisconsin and 140,000 square feet at Blue Mountain, Mississippi. The Registrant maintains railroad siding facilities near the Ripley, Mississippi; Ochlocknee, Georgia; Blue Mountain, Mississippi; Mounds, Illinois and Laval, Quebec, Canada manufacturing facilities. Equipment at all facilities is in good condition, well maintained and adequate for current processing levels.

     All of the Registrant's foreign facilities are owned and consist of related steel frame, sheet steel covered or brick buildings of various heights, with concrete floors and storage tanks. The buildings occupy 22,500 square feet at Laval, Quebec, Canada and 66,850 square feet at Wisbech, United Kingdom.

     The Registrant's research and development facility is located on owned land in Vernon Hills, Illinois and consists of brick buildings of approximately 19,100 square feet, including a pilot plant facility.

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

ITEM 401(B) OF REGULATION S-K. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table gives certain information with respect to the Executive Officers of the Registrant.

                                                       PRINCIPAL OCCUPATION
             NAME(1)                                   FOR LAST FIVE YEARS                        AGE
             -------                                   --------------------                       ---
Richard M. Jaffee.................  Chairman of the Board of the Registrant; President from       64
                                    1960 to June 1995; Chief Executive Officer from 1962 until
                                    1997.
Daniel S. Jaffee(2)...............  President and Chief Executive Officer of the Registrant;      36
                                    President and Chief Operating Officer from June 1995 until
                                    August 1997; Chief Executive Officer of Favorite Products
                                    Company, Ltd., a subsidiary of the Registrant since 1990;
                                    Chief Financial Officer of the Registrant from 1990 to
                                    1995; Group Vice-President, Consumer Products of the
                                    Registrant from 1994 to 1995.
Richard V. Hardin(3)..............  Group Vice-President, Technology, of the Registrant.          61
Eugene W. Kiesel..................  Vice-President & General Manager, Global Fluids               43
                                    Purification Group of the Registrant since October 1997;
                                    Vice-President of Radian International, LLC, a subsidiary
                                    of Dow Chemical Company from July 1996 to October 1997;
                                    General Manager of ACS, a division of Dow Chemical Company from November 1993 to July 1996.
Wade R. Bradley...................  Vice-President, Global Consumer Products of the Registrant    39
                                    since June 2000; Vice-President, Industrial & Automotive
                                    Products Group from December 1998 to June 2000; General
                                    Manager, Industrial & Automotive Products Group from June
                                    1995 to December 1998.
Thomas F. Cofsky(3)...............  Vice-President of Manufacturing and Logistics of the          39
                                    Registrant since June 1999; Vice-President of Logistics,
                                    Quality & Service from February 1996 to June 1999; General
                                    Manager, Logistics, Quality & Service from February 1995
                                    to February 1996.
Jeffrey M. Libert.................  Vice-President & Chief Financial Officer of the Registrant    33
                                    since April 2000; Vice-President of Corporate Development
                                    and Planning from June 1998 to April 2000; Manager of
                                    Production Planning from August 1995 to June 1998; Plant
                                    Controller and Operations Associate from August 1993 to
                                    August 1995.

     The term of each executive officer expires at the 2000 Annual Meeting of the Stockholders and when his successor is elected and qualified.
-------------------------
(1) Of the persons in this table, only Richard M. Jaffee and Daniel S. Jaffee are directors.
(2) Daniel S. Jaffee is Richard M. Jaffee's son.
(3) Richard V. Hardin and Thomas F. Cofsky are Richard M. Jaffee's sons-in-law.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     Information concerning stock prices and dividends with regard to the Common Stock of the Registrant, which is traded on the New York Stock Exchange, and information concerning dividends with regard to the Class B Stock of the Registrant, for which there is no established public trading market, is contained in Note 14 of the "Notes to Consolidated Financial Statements," incorporated herein by reference. No shares of Class A common stock are outstanding. The Registrant's ability to pay dividends is limited by the Registrant's Credit Agreement with Harris Trust and Savings Bank dated January 29, 1999. See Note 5 of "Notes to Consolidated Financial Statements," incorporated herein by reference. Information concerning a private placement of $25,000,000 in principal amount of notes in April 1998 is incorporated herein by reference to Note 5 of the "Notes to the Consolidated Financial Statements." The notes were sold in reliance on the exemption from registration under the Securities Act of 1933 contained in Section 4(2) thereof, based on the fact that they were privately sold in their entirety to two financial institutions. Information with respect to holders of Common Stock and Class B Stock is contained in Note 7 of the "Notes to Consolidated Financial Statements" incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

                       TEN YEAR SUMMARY OF FINANCIAL DATA

                                                    --------------------------------------------------
                                                      2000          1999          1998          1997
                                                      ----          ----          ----          ----
                                                       (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS
Net Sales.......................................    $175,119      $173,985      $160,252      $156,616
Cost of Sales...................................     125,184       119,126       110,096       108,687
                                                    --------      --------      --------      --------
Gross Profit....................................      49,935        54,859        50,156        47,929
Selling, General and Administrative Expenses....      42,942        43,108        38,598        37,260
Restructuring and Special Charges...............       1,239            --         3,129            --
                                                    --------      --------      --------      --------
Income from Operations..........................       5,754        11,751         8,429        10,669
                                                    --------      --------      --------      --------
Other Income (Expense)
  Interest Income...............................         206           480           491           637
  Interest Expense..............................      (3,185)       (3,185)       (2,049)       (1,775)
  Foreign Exchange (Losses) Gains...............        (173)         (124)         (146)           --
  Other, Net....................................         446         1,114          (119)          (17)
                                                    --------      --------      --------      --------
     Total Other Expense, Net...................      (2,706)       (1,715)       (1,823)       (1,155)
                                                    --------      --------      --------      --------
Income before Income Taxes......................       3,048        10,036         6,606         9,514
Income Taxes....................................         821         2,860         1,883         2,721
                                                    --------      --------      --------      --------
Net Income......................................    $  2,227      $  7,176      $  4,723      $  6,793
                                                    ========      ========      ========      ========
AVERAGE SHARES OUTSTANDING
  Basic.........................................       5,647         5,827         6,125         6,596
  Dilutive......................................       5,677         5,996         6,165         6,599
NET INCOME PER SHARE
  Basic.........................................    $   0.39      $   1.23      $   0.77      $   1.03
  Dilutive......................................    $   0.39      $   1.20      $   0.77      $   1.03
IMPORTANT HIGHLIGHTS
  Total Assets..................................    $132,844      $133,750      $134,215      $114,558
  Long-Term Debt................................    $ 39,434      $ 38,150      $ 39,976      $ 17,052
  Working Capital...............................    $ 38,875      $ 37,141      $ 36,283      $ 31,165
  Working Capital Ratio.........................         3.6           3.3           3.1           3.0
  Book Value per Share..........................    $  13.01      $  13.00      $  12.15      $  12.03
  Dividends Declared............................    $  1,900      $  1,904      $  1,808      $  1,936
  Capital Expenditures..........................    $  6,001      $  8,495      $  6,496      $  5,395
  Depreciation and Amortization.................    $  9,099      $  8,497      $  7,832      $  7,587
  Operating Cash Flows, less Capital
     Expenditures...............................    $    (33)     $  1,165      $  2,330      $  8,349
  Long-Term Debt to Total Capital...............        35.1%         33.9%         35.8%         18.1%
  Net Income as a Percent of Net Sales..........         1.3%          4.1%          3.0%          4.3%
  Return on Average Stockholder's Equity........         3.0%          9.8%          6.3%          8.8%
  Gross Profit as a Percent of Net Sales........        28.5%         31.5%         31.3%         30.6%
  Operating Expenses as a Percent of Net
     Sales......................................        25.2%         24.8%         26.0%         23.8%

                           YEAR ENDED JULY 31
     ---------------------------------------------------------------
       1996       1995       1994       1993       1992       1991
       ----       ----       ----       ----       ----       ----

     $153,787   $152,899   $147,147   $140,866   $124,585   $106,054
      107,730    108,268    102,457     97,396     85,116     74,370
     --------   --------   --------   --------   --------   --------
       46,057     44,631     44,690     43,470     39,469     31,684
       39,153     31,921     30,394     29,553     28,967     21,778
          921         --         --         --         --         --
     --------   --------   --------   --------   --------   --------
        5,983     12,710     14,296     13,917     10,502      9,906
     --------   --------   --------   --------   --------   --------
          587        448        441        452        515        602
       (1,917)    (1,921)    (1,752)    (1,729)    (1,884)    (1,363)
           (7)        (5)         3        (88)        63        (23)
          137        (84)       171       (298)        15         50
     --------   --------   --------   --------   --------   --------
       (1,200)    (1,562)    (1,137)    (1,663)    (1,291)      (734)
     --------   --------   --------   --------   --------   --------
        4,783     11,148     13,159     12,254      9,211      9,172
        1,409      3,145      3,307      2,834      2,110      2,092
     --------   --------   --------   --------   --------   --------
     $  3,374   $  8,003   $  9,852   $  9,420   $  7,101   $  7,080
     ========   ========   ========   ========   ========   ========
        6,806      6,932      6,990      6,995      6,994      7,004
        6,807      6,936      7,011      7,031      7,026      7,055
     $   0.50   $   1.15   $   1.41   $   1.35   $   1.02   $   1.01
     $   0.50   $   1.15   $   1.41   $   1.34   $   1.01   $   1.00
     $117,693   $116,988   $112,267   $102,117   $ 95,018   $ 89,394
     $ 18,978   $ 20,422   $ 21,521   $ 17,766   $ 18,831   $ 20,176
     $ 30,399   $ 33,074   $ 29,337   $ 26,043   $ 24,359   $ 24,763
          2.7        3.1        3.0        2.7        2.8        3.4
     $  11.46   $  11.35   $  10.51   $   9.50   $   8.66   $   7.93
     $  2,022   $  2,047   $  1,807   $  1,679   $  1,548   $  1,422
     $  7,184   $  7,032   $ 13,559   $  9,158   $  8,040   $ 10,416
     $  7,926   $  7,808   $  6,798   $  5,835   $  5,407   $  4,831
     $  6,869   $  5,285   $ (3,734)  $  5,080   $    645   $ (1,310)
         19.7%      20.7%      22.8%      21.1%      24.0%      26.6%
          2.2%       5.2%       6.7%       6.7%       5.7%       6.7%
          4.3%      10.6%      14.1%      14.9%      12.3%      13.4%
         29.9%      29.2%      30.4%      30.9%      31.7%      29.9%
         26.1%      20.9%      20.7%      21.0%      23.3%      20.5%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Fiscal 2000 Compared to Fiscal 1999

     Consolidated net sales for the year ended July 31, 2000, were $175,119,000, an increase of 0.7% over net sales of $173,985,000 in fiscal 1999. This increase was due to increased sales in the Consumer Products and Industrial and Automotive Products segments, partially offset by decreased sales in the Agricultural Products and Fluids Purification Products segments. Basic and diluted net income per share was $0.39 for fiscal 2000, versus basic net income per share of $1.23 and diluted net income per share of $1.20 in fiscal 1999. This decrease was due to a restructuring charge recorded in the second quarter of fiscal 2000, additional manufacturing costs associated with the start-up of the Church & Dwight Co., Inc. supply agreement, significant increases in energy costs used in the Company's manufacturing processes, increased costs of packaging and distribution, unfavorable foreign exchange rate fluctuations and a decline in demand for agricultural carriers. The restructuring charge, which covered severance costs for certain eliminated positions ($604,000) and the write-off of non-performing assets ($635,000). This charge reduced income before taxes by $1,239,000, net income by $879,000 and basic and fully diluted net income per share by $0.16 and $0.15 respectively for the year ended July 31, 2000.

     Net sales for the Consumer Products segment for fiscal 2000 were $115,614,000, an increase of 0.8% over net sales of $114,704,000 in fiscal 1999. Increased sales of co-packaged cat litter, primarily FRESH STEP(R) manufactured for the Clorox Company and Arm & Hammer SUPER STOP(TM) brand manufactured for Church & Dwight Co., Inc., offset reduced sales of branded products and the reduced grocery distribution for paper cat litter products. Consumer Products' operating income declined 18.0% from $17,331,000 in fiscal 1999 to $14,212,000 in fiscal 2000. This decline was due to significant increases in energy costs used in the Company's manufacturing processes, packaging costs, distribution costs, inefficient trade spending, start-up costs of the Church & Dwight supply agreement and unfavorable sales mix relative to fiscal 1999.

     Net sales of the Fluids Purification Products segment for fiscal 2000 were $22,669,000, a decrease of 1.7% from net sales of $23,071,000 in fiscal 1999. While North American and Latin American sales of PURE FLO(R) bleaching clays and ULTRA CLEAR(R) clarification aids increased over fiscal 1999 levels, European sales, specifically by the Company's United Kingdom subsidiary, decreased. Export sales were also hampered by the relative strength of the U.S. dollar versus other currencies, particularly the Euro. Operating income for the Fluids Purification Products segment decreased 25.4% from $5,641,000 in fiscal 1999 to $4,209,000 in fiscal 2000. This decrease was due to higher manufacturing costs, competitive activities leading to defensive pricing strategies and unfavorable exchange rate fluctuations.

     Net sales of the Agricultural Products segment for fiscal 2000 were $18,199,000, a decrease of 4.8% from net sales of $19,119,000 in fiscal 1999. This decline is due to reduced crop protection product formulations by the Company's agricultural chemical customers resulting from a depressed farm economy. Agricultural Products operating income decreased 45.6% from $3,464,000 in fiscal 1999 to $1,883,000 in fiscal 2000, due to the unfavorable sales mix, increased manufacturing costs and railcar expenses.

     Net sales of the Industrial and Automotive Products segment for fiscal year 2000 were $18,637,000, an increase of 9.0% from net sales of $17,091,000 in fiscal 1999 due to increased sales volume of clay-based industrial and automotive products and price increases instituted during the year. Industrial and Automotive Products' operating income increased 28.7% from $783,000 in fiscal 1999 to $1,008,000 in fiscal 2000 due to the increase in sales discussed above.

     Consolidated gross profit as a percentage of net sales for fiscal 2000 decreased to 28.5% from 31.5% in fiscal 1999. This decline was due to an unfavorable sales mix in the Consumer Products and Agricultural Products segments, defensive pricing strategies in the overseas markets of the Fluids Purification Products segment, reduced export profitability due to unfavorable exchange rate fluctuation, startup costs associated with the Church & Dwight Co., Inc. agreement as well as higher manufacturing costs in the form of increased energy, packaging and distribution costs.

     Operating expenses as a percentage of net sales increased to 25.2% for fiscal 2000 from 24.8% in fiscal 1999. Excluding the restructuring charge recorded in the second quarter, operating expenses as a percentage of net sales were 24.5%.

     Interest expense was unchanged in dollar terms from fiscal 1999 to fiscal 2000. Reductions in notes payable from scheduled debt service was offset by line of credit draws during the year. At July 31, 2000, outstanding borrowings against the Company's revolving credit agreements was $3,020,000.

     Interest income declined $274,000 from fiscal 1999 due to lower levels of funds available for investment.

     The Company's effective tax rate was 26.9% of income before tax in fiscal 2000 and 28.5% in fiscal 1999. The reduction in the rate was due to current year net operating losses carried back to prior years, resulting in income tax refunds receivable.

     Total assets of the Company decreased $906,000 or 0.7% during the year ended July 31, 2000. Current assets increased slightly from fiscal 1999 year end balances primarily due to decreased cash and cash equivalents and accounts receivable balances, offset by increases in inventories, income taxes receivable and prepaid expenses. Property, plant and equipment, net of accumulated depreciation, decreased $3,236,000 during the year as depreciation expense exceeded capital expenditures.

     Total liabilities increased $637,000 or 1.1% during the year due primarily to increased noncurrent notes payable balances, partially offset by decreased accrued expenses and deferred compensation. Current liabilities decreased $855,000 or 5.4% from July 31, 1999 balances, due to decreases in accrued salary, wages and commissions and current maturities of notes payable.

Expectations

     The Company anticipates net sales for fiscal 2001 will be higher than the net sales in fiscal 2000. Sales of branded cat box absorbents are expected to be flat during the year consistent with projected sales in the overall category. However, profitability of branded cat box absorbents is expected to increase moderately due to improved spending controls. Sales of contract manufactured and private label litters are expected to increase moderately. Within the agricultural products segment, sales of agricultural carriers are expected to be flat due to the slow agricultural economy. Moderate sales growth is expected from market growth and increased market share of our poultry litter and sports turf products. Sales of the Company's fluid purification products and industrial and automotive products are expected to increase moderately in fiscal 2001.

Liquidity and Capital Resources

     The current ratio increased to 3.6 at July 31, 2000 from 3.3 at July 31, 1999. Working capital increased $1,734,000 during fiscal 2000 to $38,875,000. Cash provided by operations continues to be the Company's primary source of funds to finance ordinary investing and financing activities. During the year, the balances of cash, cash equivalents and investment securities decreased $2,980,000. Cash provided by operating activities of $5,956,000, cash on hand and line of credit draws were used to fund capital expenditures ($6,001,000), principal payments on long term debt ($2,226,000), dividend payments ($1,911,000), and purchases of the Company's common stock ($1,751,000). Total cash and investment balances held by the Company's foreign subsidiaries at July 31, 2000 and July 31, 1999 were $2,366,000 and $2,692,000, respectively.

     The Company believes that cash on hand, cash flow from operations and borrowing capability under its committed credit facility are adequate to fund the Company's cash requirements for fiscal 2001. Should the Company undertake strategic acquisitions requiring funds in excess of its internally generated cash flow, it might be required to incur additional debt.

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

     Net sales of the Consumer Products segment for fiscal 1999 were $114,704,000, an increase of 12.7% over net sales of $101,766,000 in fiscal 1998. This growth was primarily due to incremental sales from the introduction of SCOOP 'N FLUSH(R) and DUST STOPPER(R) paper litters and the acquisition of Oil-Dri, Mounds Production Company, partially offset by the loss of sales to Sam's Club, which in fiscal 1998 discontinued carrying the Company's cat litter products. Consumer Products' operating income declined 3.9% from $18,034,000 in fiscal 1998 to $17,331,000 in fiscal 1999. This decline was due to nonrecurring development, marketing and slotting costs related to the launch of the paper litters in fiscal 1999.

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

Foreign Operations

     Net sales by the Company's foreign subsidiaries during fiscal 2000 were $13,394,000 or 7.6% of total Company sales. This represents a decrease of 7.6% from fiscal 1999 in which foreign subsidiary sales were $14,501,000 or 8.3% of total Company sales. This decrease is due to lower sales of fluids purification products in the United Kingdom. Net loss of the foreign subsidiaries for fiscal 2000 was $27,000, a decrease of 104.6% from net income of $590,000 earned in fiscal 1999. This decrease was primarily due to unfavorable changes in sales mix and the loss of a key customer in the United Kingdom. Identifiable assets of the Company's foreign subsidiaries as of July 31, 2000 were $10,083,000, a decrease of $981,000 from $11,064,000 as of July 31, 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company did not have any derivative financial instruments as of July 31, 2000. However, the Company is exposed to interest rate risk. The Company employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short-term investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS

                                                                        JULY 31,
                                                                -------------------------
                                                                  2000             1999
                                                                  ----             ----
                                                                (IN THOUSANDS OF DOLLARS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $  1,388         $  4,362
  Investment securities.....................................       1,219            1,225
  Accounts receivable, less allowance of $836 in 2000 and
     $358 in 1999...........................................      24,438           25,365
  Inventories...............................................      16,928           15,165
  Income taxes receivable...................................       2,267               --
  Prepaid expenses..........................................       7,719            6,963
                                                                --------         --------
       Total Current Assets.................................      53,959           53,080
                                                                --------         --------

PROPERTY, PLANT AND EQUIPMENT, AT COST
  Buildings and leasehold improvements......................      20,769           20,391
  Machinery and equipment...................................      88,737           87,536
  Office furniture and equipment............................       9,532            8,658
  Vehicles..................................................       5,166            5,118
                                                                --------         --------
                                                                 124,204          121,703
  Less accumulated depreciation and amortization............     (76,033)         (69,631)
                                                                --------         --------
                                                                  48,171           52,072
  Construction in progress..................................       3,722            3,199
  Land......................................................       7,719            7,577
                                                                --------         --------
       Total Property, Plant and Equipment, Net.............      59,612           62,848
                                                                --------         --------

OTHER ASSETS
  Goodwill and intangibles (Net of accumulated amortization
     of $2,664 in 2000 and $2,128 in 1999)..................      10,324            9,780
  Deferred income taxes.....................................       2,606            3,045
  Other.....................................................       6,343            4,997
                                                                --------         --------
       Total Other Assets...................................      19,273           17,822
                                                                --------         --------
  Total Assets..............................................    $132,844         $133,750
                                                                ========         ========

                                                                        JULY 31,
                                                                -------------------------
                                                                  2000             1999
                                                                  ----             ----
                                                                (IN THOUSANDS OF DOLLARS)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of notes payable.......................    $  1,750         $  2,226
  Accounts payable..........................................       4,804            4,842
  Dividends payable.........................................         473              484
  Accrued expenses
     Salaries, wages and commissions........................       2,111            3,016
     Trade promotions and advertising.......................       1,159            1,166
     Freight................................................       1,385            1,119
     Other..................................................       3,402            3,086
                                                                --------         --------
          Total Current Liabilities.........................      15,084           15,939
                                                                --------         --------
NONCURRENT LIABILITIES
  Notes payable.............................................      39,434           38,150
  Deferred compensation.....................................       3,112            3,206
  Other.....................................................       2,250            1,948
                                                                --------         --------
          Total Noncurrent Liabilities......................      44,796           43,304
                                                                --------         --------
          Total Liabilities.................................      59,880           59,243
                                                                --------         --------
STOCKHOLDERS' EQUITY
  Common Stock, par value $.10 per share, issued 5,470,435
     shares in 2000 and 5,470,252 shares in 1999............         547              547
  Class B Stock, par value $.10 per share, issued 1,765,083
     shares in 2000 and 1,765,266 shares in 1999............         177              177
  Additional paid-in capital................................       7,698            7,702
  Retained earnings.........................................      90,757           90,430
  Restricted unearned stock compensation....................         (10)              (9)
  Cumulative translation adjustments........................      (1,310)          (1,159)
                                                                --------         --------
                                                                  97,859           97,688
  Less treasury stock, at cost (1,283,769 Common shares and
     342,241 Class B shares in 2000 and 1,163,764 Common
     shares and 342,241 Class B shares in 1999).............     (24,895)         (23,181)
                                                                --------         --------
          Total Stockholders' Equity........................      72,964           74,507
                                                                --------         --------
  Total Liabilities and Stockholders' Equity................    $132,844         $133,750
                                                                ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED JULY 31,
                                                                --------------------------------
                                                                  2000        1999        1998
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS
                                                                   EXCEPT FOR PER SHARE DATA)
NET SALES...................................................    $175,119    $173,985    $160,252
COST OF SALES...............................................     125,184     119,126     110,096
                                                                --------    --------    --------
GROSS PROFIT................................................      49,935      54,859      50,156
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................      42,942      43,108      38,598
RESTRUCTURING AND SPECIAL CHARGES...........................       1,239          --       3,129
                                                                --------    --------    --------
INCOME FROM OPERATIONS......................................       5,754      11,751       8,429
                                                                --------    --------    --------
OTHER INCOME (EXPENSE)
  Interest income...........................................         206         480         491
  Interest expense..........................................      (3,185)     (3,185)     (2,049)
  Foreign exchange losses...................................        (173)       (124)       (146)
  Other investment income...................................         254         939          --
  Other, net................................................         192         175        (119)
                                                                --------    --------    --------
       Total Other Expense, Net.............................      (2,706)     (1,715)     (1,823)
                                                                --------    --------    --------
INCOME BEFORE INCOME TAXES..................................       3,048      10,036       6,606
INCOME TAXES................................................         821       2,860       1,883
                                                                --------    --------    --------
NET INCOME..................................................    $  2,227    $  7,176    $  4,723
                                                                ========    ========    ========
NET INCOME PER SHARE
  Basic.....................................................    $   0.39    $   1.23    $   0.77
                                                                ========    ========    ========
  Dilutive..................................................    $   0.39    $   1.20    $   0.77
                                                                ========    ========    ========
AVERAGE SHARES OUTSTANDING
  Basic.....................................................       5,647       5,827       6,125
                                                                ========    ========    ========
  Dilutive..................................................       5,677       5,996       6,165
                                                                ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           RESTRICTED
                                       COMMON &   ADDITIONAL                UNEARNED                    OTHER           TOTAL
                                       CLASS B     PAID-IN     RETAINED      STOCK       TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                                        STOCK      CAPITAL     EARNINGS   COMPENSATION    STOCK        INCOME          EQUITY
                                       --------   ----------   --------   ------------   --------   -------------   -------------
                                                                             (IN THOUSANDS)
BALANCE, JULY 31, 1997...............    $724       $7,686     $82,243        $(18)      $(12,398)     $  (907)        $77,330
                                                                                                                       -------
Net Income...........................      --           --       4,723          --             --           --           4,723
  Cumulative Translation
    Adjustments......................      --           --          --          --             --         (244)           (244)
                                                                                                                       -------
         Total Comprehensive
           Income....................                                                                                    4,479
                                                                                                                       -------
Dividends Declared...................      --           --      (1,808)         --             --           --          (1,808)
Purchases of Treasury Stock..........      --           --          --          --         (8,237)          --          (8,237)
Issuance of stock under 1995
  Long-Term Incentive Plan...........      --           16          --         (77)            61           --              --
Amortization of Restricted Common
  Stock Compensation.................      --           --          --          44             --           --              44
                                         ----       ------     -------        ----       --------      -------         -------
BALANCE, JULY 31, 1998...............     724        7,702      85,158         (51)       (20,574)      (1,151)         71,808
Net Income...........................      --           --       7,176          --             --           --           7,176
  Cumulative Translation
    Adjustments......................      --           --          --          --             --           (8)             (8)
                                                                                                                       -------
         Total Comprehensive
           Income....................                                                                                    7,168
                                                                                                                       -------
Dividends Declared...................      --           --      (1,904)         --             --           --          (1,904)
Purchases of Treasury Stock..........      --           --          --          --         (2,607)          --          (2,607)
Amortization of Restricted Common
  Stock Compensation.................      --           --          --          42             --           --              42
                                         ----       ------     -------        ----       --------      -------         -------
BALANCE, JULY 31, 1999...............     724        7,702      90,430          (9)       (23,181)      (1,159)         74,507
Net Income...........................      --           --       2,227          --             --           --           2,227
  Cumulative Translation
    Adjustments......................      --           --          --          --             --         (151)           (151)
                                                                                                                       -------
         Total Comprehensive
           Income....................                                                                                    2,076
                                                                                                                       -------
Dividends Declared...................      --           --      (1,900)         --             --           --          (1,900)
Purchases of Treasury Stock..........      --           --          --          --         (1,751)          --          (1,751)
Issuance of Stock Under 1995
  Long-Term Incentive Plan...........      --           (4)         --         (33)            37           --              --
Amortization of Restricted Common
  Stock Compensation.................      --           --          --          32             --           --              32
                                         ----       ------     -------        ----       --------      -------         -------
BALANCE, JULY 31, 2000...............    $724       $7,698     $90,757        $(10)      $(24,895)     $(1,310)        $72,964
                                         ====       ======     =======        ====       ========      =======         =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED JULY 31,
                                                                ------------------------------
                                                                 2000       1999        1998
                                                                 ----       ----        ----
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................    $2,227..   $ 7,176    $  4,723
                                                                -------    -------    --------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    9,099..      8,497       7,832
  Non-cash restructuring and special charges................    716....         --       1,689
  Deferred income taxes.....................................    439....        652      (1,251)
  Provision for bad debts...................................    523....          8           2
  (Increase) decrease in
     Accounts receivable....................................    404....     (1,163)     (4,282)
     Income taxes receivable................................     (2,267)        --          --
     Inventories............................................     (1,763)    (1,906)     (2,381)
     Prepaid expenses and taxes.............................       (756)    (1,405)       (873)
     Other assets...........................................     (2,426)      (788)       (637)
  Increase (decrease) in
     Accounts payable.......................................        (38)       426         366
     Accrued expenses.......................................       (410)    (1,637)        649
     Deferred compensation..................................        (94)        32         424
     Other..................................................        302       (341)        250
                                                                -------    -------    --------
       Total Adjustments....................................      3,729      2,375       1,788
                                                                -------    -------    --------
       Net Cash Provided by Operating Activities............      5,956      9,551       6,511
                                                                -------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................     (6,001)    (8,495)     (6,496)
  Proceeds from sale of property, plant and equipment.......         12        109          78
  Purchases of investment securities........................     (1,219)    (1,225)     (1,173)
  Dispositions of investment securities.....................      1,225      1,173       1,544
  Proceeds from sale of investments.........................         --         --         709
  Purchase of Oil-Dri, Mounds Production Company assets.....         --         --     (14,657)
  Other.....................................................         (9)         5          32
                                                                -------    -------    --------
       Net Cash Used in Investing Activities................     (5,992)    (8,433)    (19,963)
                                                                -------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt......................     (2,226)    (2,084)     (1,937)
  Proceeds from issuance of long-term debt..................      3,033        400      25,000
  Dividends paid............................................     (1,911)    (1,865)     (1,839)
  Purchase of treasury stock................................     (1,751)    (2,607)     (8,237)
  Other.....................................................        (83)       (10)       (122)
                                                                -------    -------    --------
       Net Cash (Used in) Provided by Financing
          Activities........................................     (2,938)    (6,166)     12,865
                                                                -------    -------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................     (2,974)    (5,048)       (587)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................      4,362      9,410       9,997
                                                                -------    -------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................    $ 1,388    $ 4,362    $  9,410
                                                                =======    =======    ========

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

     No provision has been made for possible income taxes which may be paid on the distribution of approximately $16,953,000 and $20,391,000 as of July 31, 2000 and 1999, respectively, of retained earnings of foreign subsidiaries, as substantially all such amounts are intended to be indefinitely invested in these subsidiaries or no additional income taxes would be incurred when such earnings are distributed. It is not practicable to determine the amount of income taxes or withholding taxes that would be payable upon the remittance of assets that represent those earnings.

Interest Rate Derivative Instruments

     An interest rate swap agreement which expired on August 1, 1998 was utilized in the management of interest rate exposure. Interest differentials on the swap contract (Note 5) are recorded as interest expense in the contract period incurred. The Company recognized additional interest expense of $15,100 and $57,000 in fiscal years 1999 and 1998, respectively, as a result of this contract.

Reclassification

     Certain items in prior year financial statements have been reclassified to conform to the presentation used in fiscal 2000.

Translation of Foreign Currencies

     Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders' equity.

Cash Equivalents

     Cash equivalents are highly liquid investments with maturities of three months or less when purchased.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market. The composition of inventories as of July 31 is as follows:

                                                                2000       1999
                                                                ----       ----
                                                                 (IN THOUSANDS)
Finished goods.............................................    $10,251    $ 9,593
Packaging..................................................      5,273      4,267
Other......................................................      1,404      1,305
                                                               -------    -------
                                                               $16,928    $15,165
                                                               =======    =======

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments in government backed instruments, both foreign and domestic, and with other quality institutions. Concentrations of credit risk with respect to accounts receivable are subject to the financial condition of certain major customers, principally the customer referred to in Note 4. The Company generally does not require collateral to secure customer receivables.

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

Research and Development

     Research and development costs of $1,951,000, $2,110,000 and $2,376,000 were charged to expense as incurred for the years ended July 31, 2000, 1999 and 1998, respectively.

Intangibles and Goodwill

     Intangibles and goodwill are amortized on a straight-line basis over periods ranging from 15 to 40 years. The Company periodically reviews goodwill and other intangibles to assess recoverability from projected undiscounted cash flows of the related operating entities.

Advertising Costs

     The Company defers recognition of advertising production costs until the first time the advertising takes place; other advertising costs are expensed as incurred. Advertising expenses were $4,095,000, $4,577,000 and $4,352,000 for the years ended July 31, 2000, 1999 and 1998, respectively.

Fair Value of Financial Instruments

     Non-derivative financial instruments included in the consolidated balance sheets are cash and cash equivalents, investment securities and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2000 and 1999. The fair value of notes payable was estimated based on future cash flows discounted at current interest rates available to the Company for debt with similar maturities and characteristics. The fair value of notes payable as of July 31, 2000 was less than its carrying value by approximately $2,880,000 and was greater than its carrying value by approximately $261,000 as of July 31, 1999.

New Accounting Standards

     In July 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement established standards for reporting comprehensive income in the financial statements. The Company adopted this standard in July 1999 and has elected to disclose comprehensive income, which for the Company includes net income and foreign currency translation adjustments, in the consolidated statements of stockholders' equity.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement established new standards for the way companies report information about operating segments and requires that those enterprises report selected information about operating segments in the financial reports issued to shareholders. The Company adopted this standard in July 1999 (see Note 4).

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pension and Other Postretirement Benefits." This statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans in the financial statements. The Company's adoption of this new standard in July 1999 did not result in material changes to the previously reported amounts. See Note 9 for further discussion.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to recognize all derivatives as assets or liabilities measured at their fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. Although the impact of this statement has not been fully assessed, the Company believes adoption of this statement as amended by SFAS No. 137, which will occur by July 2001, will not have a material financial statement impact.

NOTE 2 -- RESTRUCTURING AND SPECIAL CHARGES

     In the second quarter of fiscal 2000, the Company recorded a pre-tax restructuring charge of $1,239,000 against income from operations, as follows (in thousands):

Severance costs.............................................    $  604
Non-performing asset........................................       635
                                                                ------
Restructuring charge........................................    $1,239
                                                                ======

     The severance costs are related to a realignment of the Company's personnel costs to bring them more in line with current levels of sales and profitability. The severance accrual represents 13 employees that were terminated during fiscal 2000. The majority of the positions terminated are at the selling, general and administrative level.

     The net book value of the non-performing asset consisted of specific production equipment that has been scrapped. The equipment had been used primarily in the Agricultural Products segment. The net book value of this asset was approximately 1% of the net book value of all fixed assets outstanding as of January 31, 2000.

     The Company recorded a pre-tax special charge of $3,129,000 in the second quarter of fiscal 1998 to cover the cost of exiting the transportation business ($1,508,000), to write off certain other non-performing assets ($932,000), and to cover other exit costs ($689,000). The transportation business exit costs consisted primarily of trailer rehabilitation, employee severance, and professional fees. None of these items was individually significant.

     At July 31, 2000, $81,000 of the restructuring charges remained in current liabilities. A summary of the balance sheet activity for the years ended July 31 is presented below:

                                                          2000     1999      1998
                                                          ----     ----      ----
                                                               (IN THOUSANDS)
Beginning balance....................................    $    0    $ 358    $     0
Restructuring and special charges....................     1,239       --      3,129
Utilization of special charges:
  Transportation business exit costs.................        --      (68)    (1,440)
  Write-off of non-performing assets.................        --     (124)      (808)
  Other exit costs...................................        --     (166)      (523)
Utilization of restructuring charge:
  Severance costs....................................      (523)      --         --
  Write-off of non-performing assets.................      (635)      --         --
                                                         ------    -----    -------
Balance at end of year...............................    $   81    $   0    $   358
                                                         ======    =====    =======

NOTE 3 -- ACQUISITION

     On April 20, 1998, the Company completed the purchase of the Fuller's Earth absorbent business of American Colloid Co., a wholly owned subsidiary of Amcol International, for approximately $14,657,000 including transaction expenses. The purchase includes a production plant and mineral reserves in Mounds, Illinois ("Oil-Dri, Mounds Production Company"), and mineral reserves located in Paris, Tennessee. At the time of acquisition, the business had annual sales approximating $15,000,000. The Company financed the acquisition through a fixed rate private debt placement. The acquisition was accounted for as a purchase, with the excess purchase price over fair market value of the underlying assets allocated to intangibles, including supply contracts and non-compete covenants. These intangibles are being amortized over periods from 15 to 40 years.

NOTE 4 -- OPERATING SEGMENTS

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments. Under this standard, the Company has four reportable operating segments: Consumer Products, Fluids Purification Products, Agricultural Products, and Industrial and Automotive Products. These segments are managed separately because each business has different economic characteristics. A complete description of each segment can be found in Item 1 of this report.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     Because management does not rely on segment asset allocation, information regarding segment assets is not meaningful and therefore is not reported.

                                                              YEAR ENDED JULY 31
                                       -----------------------------------------------------------------
                                                  NET SALES                      OPERATING INCOME
                                       --------------------------------    -----------------------------
                                         2000        1999        1998       2000       1999       1998
                                         ----        ----        ----       ----       ----       ----
                                                                (IN THOUSANDS)
Consumer Products..................    $115,614    $114,704    $101,766    $14,212    $17,331    $18,034
Fluids Purification Products.......      22,669      23,071      21,337      4,209      5,641      4,413
Agricultural Products..............      18,199      19,119      19,403      1,883      3,464      3,225
Industrial and Automotive
  Products.........................      18,637      17,091      15,374      1,008        783        618
                                       --------    --------    --------    -------    -------    -------
Total Ongoing Businesses...........     175,119     173,985     157,880     21,312     27,219     26,290
Total Exited Businesses(1).........           0           0       2,372          0          0         35
                                       --------    --------    --------    -------    -------    -------
TOTAL SALES/OPERATING INCOME.......    $175,119    $173,985    $160,252    $21,312    $27,219    $26,325
                                       --------    --------    --------    -------    -------    -------
Less: Restructuring and Special
        Charges(2).................                                          1,239         --      3,129
      Corporate Expenses...........                                         14,046     14,478     15,032
      Interest Expense, net of
       interest
        income.....................                                          2,979      2,705      1,558
                                                                           -------    -------    -------
INCOME BEFORE INCOME TAXES.........                                          3,048     10,036      6,606
                                                                           -------    -------    -------
INCOME TAXES.......................                                            821      2,860      1,883
                                                                           -------    -------    -------
NET INCOME.........................                                        $ 2,227    $ 7,176    $ 4,723
                                                                           =======    =======    =======

-------------------------
(1) The Company exited the transportation business during the second quarter of fiscal 1998.

(2) See Note 2 for a discussion of the restructuring and special charges recorded in fiscal 2000 and 1998, respectively.

     The following is a summary of financial information by geographic region for the years ended July 31:

                                                      2000        1999        1998
                                                      ----        ----        ----
                                                             (IN THOUSANDS)
Sales to unaffiliated customers:
  Domestic......................................    $161,725    $159,484    $146,265
  Foreign subsidiaries..........................    $ 13,394    $ 14,501    $ 13,987
Sales or transfers between geographic areas:
  Domestic......................................    $  6,708    $  7,332    $  9,200
Income before income taxes:
  Domestic......................................    $  3,064    $  9,263    $  5,750
  Foreign subsidiaries..........................    $    (16)   $    773    $    856
Net Income:
  Domestic......................................    $  2,254    $  6,586    $  4,089
  Foreign subsidiaries..........................    $    (27)   $    590    $    634
Identifiable assets:
  Domestic......................................    $122,761    $122,686    $122,455
  Foreign subsidiaries..........................    $ 10,083    $ 11,064    $ 11,760

     The Company's largest customer accounted for the following percentage of consolidated net sales and net accounts receivable under the Consumer Products segment:

                                                                2000    1999    1998
                                                                ----    ----    ----
Sales for the years ended July 31...........................    20%     20%     23%
Accounts receivable as of July 31...........................    26%     24%     26%

NOTE 5 -- NOTES PAYABLE

     The composition of notes payable at July 31 is as follows:

                                                                 2000       1999
                                                                 ----       ----
                                                                  (IN THOUSANDS)
Town of Blue Mountain, Mississippi
  Principal payable on October 6, 2008. Interest payable
  monthly at a variable interest rate set weekly based on
  market conditions for similar instruments. The average
  rate was 4.12% and 3.50% in fiscal 2000 and 1999
  respectively. Payment of these bonds by the Company is
  guaranteed by a letter of credit issued by Harris Trust
  and Savings Bank..........................................    $ 2,500    $ 2,500
Teachers Insurance and Annuity Association of America
  Payable in annual principal installments on November 15;
  $1,100,000 in fiscal 2001; and $1,000,000 in fiscal 2002.
  Interest is payable semiannually at an annual rate of
  9.38%.....................................................      2,100      3,300
Teachers Insurance and Annuity Association of America
  Payable in annual principal installments on August 15;
  $500,000 in fiscal 2002; $1,000,000 in fiscal 2003; and
  $2,500,000 in fiscal 2004 and 2005. Interest is payable
  semiannually at an annual rate of 7.17%...................      6,500      6,500
Harris Trust and Savings Bank
  Payable in annual principal installments on June 20;
  $650,000 in fiscal 2001 and 2002; and $350,000 in fiscal
  2003. Interest is payable quarterly at an annual rate of
  7.78%.....................................................      1,650      2,550
Teachers Insurance and Annuity Association of America and
Connecticut General Life Insurance Company
  Payable in annual principal installments on April 15;
  $1,500,000 in fiscal 2003, 2004 and 2005; $3,000,000 in
  fiscal 2006; $4,000,000 in fiscal 2007 and 2008;
  $1,500,000 in fiscal 2009; $3,000,000 in fiscal 2010;
  $2,000,000 in fiscal 2011; and $1,500,000 in fiscal 2012
  and 2013. Interest is payable semiannually at an annual
  rate of 6.55%.............................................     25,000     25,000
Harris Trust and Savings Bank Credit Agreement..............      3,020         --
Other.......................................................        414        526
                                                                -------    -------
                                                                 41,184     40,376
  Less current maturities of notes payable..................     (1,750)    (2,226)
                                                                -------    -------
                                                                $39,434    $38,150
                                                                =======    =======

     On January 29, 1999, the Company entered into a Credit Agreement with Harris Trust and Savings Bank which provides for up to $15,000,000 in committed unsecured revolving credit loans and/or letters of credit (not to exceed $5,000,000). This agreement terminates on January 29, 2004, or such earlier date as provided for in the agreement. Additionally, the Company decreased its uncommitted line of credit agreement, which is renewable on an annual basis, with Harris Trust and Savings Bank to $15,000,000 in fiscal 1999. Outstanding borrowings against this or prior lines were $3,020,000 and $0 at July 31, 2000 and 1999, respectively.

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

     The following is a schedule by year of future maturities of notes payable as of July 31, 2000:

                                                              (IN THOUSANDS)
2002........................................................     $ 2,164
2003........................................................       2,850
2004........................................................       7,020
2005........................................................       4,080
Later years.................................................      23,320
                                                                 -------
                                                                 $39,434
                                                                 =======

NOTE 6 -- INCOME TAXES

     The provision for income tax expense consists of the following:

                                                         2000       1999      1998
                                                         ----       ----      ----
                                                               (IN THOUSANDS)
Current
  Federal...........................................    $(1,450)   $1,324    $ 2,159
  Foreign...........................................         11       182        194
  State.............................................       (409)      702        781
                                                        -------    ------    -------
                                                         (1,848)    2,208      3,134
                                                        -------    ------    -------
Deferred
  Federal...........................................      1,046       649       (436)
  Operating loss carryforward.......................      1,371        91       (611)
  Foreign...........................................         --         1         25
  State.............................................        252       (89)      (229)
                                                        -------    ------    -------
                                                          2,669       652     (1,251)
                                                        -------    ------    -------
Total Income Tax Provision..........................    $   821    $2,860    $ 1,883
                                                        =======    ======    =======

     Principal reasons for variations between the statutory federal rate and the effective rates for the years ended July 31 were as follows:

                                                              2000    1999     1998
                                                              ----    ----     ----
U.S. federal statutory income tax rate....................    34.0%    34.0%    34.0%
Depletion deductions allowed for mining...................    (5.0)   (12.0)   (15.1)
State income tax (benefit)/expense, net of federal tax
  (benefit)/expense.......................................    (3.4)     4.0      2.2
Valuation allowance without income tax benefit............    (3.3)     4.6     10.4
Difference in effective tax rate of foreign
  subsidiaries............................................    (0.1)    (1.0)    (1.1)
Alternative minimum and foreign tax credits...............     3.8      1.9     (0.2)
Other.....................................................     0.9     (3.0)    (1.7)
                                                              ----    -----    -----
                                                              26.9%    28.5%    28.5%
                                                              ====    =====    =====

     The consolidated balance sheets as of July 31 included the following tax effects of cumulative temporary differences:

                                                      2000                      1999
                                              ---------------------    ----------------------
                                              ASSETS    LIABILITIES    ASSETS     LIABILITIES
                                              ------    -----------    ------     -----------
                                                              (IN THOUSANDS)
Depreciation..............................    $   --      $1,000       $    --      $1,608
Deferred compensation.....................     1,207          --         1,244          --
Postretirement benefits...................       548          --           474          --
Other assets..............................       617          --           633          --
Accrued expenses..........................       255          --           486          --
Tax credits...............................       635          --           750          --
Operating loss carryforward...............     1,125          --         2,768          --
Other.....................................        --         259            40          --
                                              ------      ------       -------      ------
                                               4,387       1,259         6,395       1,608
Valuation allowance.......................      (522)         --        (1,742)         --
                                              ------      ------       -------      ------
Total deferred taxes......................    $3,865      $1,259       $ 4,653      $1,608
                                              ======      ======       =======      ======

     As of July 31, 2000, for federal income tax purposes there were regular tax operating loss carryforwards of approximately $2,899,000, which begin to expire in the year 2013. Tax credits of approximately $635,000, primarily consisting of foreign tax credits expiring in 2001 and later years, are also being carried forward. A valuation allowance has been established for $522,000 of the deferred tax benefit related to those tax credits for which it is more likely than not that the benefit will not be realized. The net decrease in the valuation allowance of $1,220,000 is the result of an addition to the allowance of $522,000 for foreign tax credits, as previously described, and the reduction in the reverse of $1,742,000, relating to net operating loss carryforwards. Due to higher levels of taxable income at the parent company level in the current year, the Company was able to utilize approximately $4,574,000 of net operating loss carryforwards. It is anticipated that the remaining net operating loss carryforwards will be utilized in future years.

NOTE 7 -- STOCKHOLDERS' EQUITY

     The authorized capital stock of the Company at July 31, 2000 and 1999 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share. There are no Class A shares currently outstanding.

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

     Common Stock is entitled to cash dividends, as and when declared or paid, equal to 133 1/3% on a per share basis of the cash dividend paid on Class B Stock. Class A Common Stock is entitled to cash dividends on a per share basis equal to the cash dividend on Common Stock. Additionally, while shares of Common Stock, Class A Common Stock and Class B Stock are outstanding, the sum of the per share cash dividend paid on shares of Common Stock and Class A Common Stock, must be equal to at least 133 1/3% of the sum of the per share cash dividend paid on Class B Stock and Class A Common Stock. See Note 5 regarding dividend restrictions.

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

     In December 1999, the Board of Directors of the Company authorized the repurchase, from time to time, of up to 350,000 additional shares of the Company's stock. This authorization, in addition to previous authorizations, totals 1,916,771 shares. As of July 31, 2000, 1,127,330 shares of Common Stock and 342,241 shares of Class B Stock have been repurchased under these authorizations.

     The number of holders of record of Common Stock and Class B stock on July 31, 2000 was 1,117 and 32, respectively, as reported by the Company's transfer agent. The Company's Common Stock is traded on the New York Stock Exchange. There is no established trading market for the Class B Stock.

NOTE 8 -- STOCK OPTION PLANS

     The Company instituted the Oil-Dri Corporation of America 1995 Long Term Incentive Plan during the fiscal year ended July 31, 1996. On December 9, 1997, the stockholders voted to increase the number of shares available for grant under the 1995 Plan from 500,000 to 1,000,000 and further authorized the grant of Class B Shares under the Plan to certain members of the Richard M. Jaffee family. Generally, other than grants to Richard M. Jaffee family members, shares of stock awarded under the 1995 Plan will be Class A Common Stock, except that, if there is no Class A Common Stock issued and publicly traded on a securities exchange when such awards are exercised, the shares awarded would be Common Stock. On December 7, 1999, the stockholders voted to increase the number of shares available for grant under the 1995 Plan from 1,000,000 to 1,500,000. On June 9, 2000 the 1995 Plan was amended to provide 100% vesting and a three year exercise period upon the death or disability of a grantee or upon a grantee's retirement with age plus years of service equal to at least 80. The Plan provides for various other types of awards. Awards of restricted stock in the amount of 2,500 and 4,500 shares were made during the fiscal years ended July 31, 2000, and 1998 respectively. On September 18, 1998, 840,125 shares which had been issued in prior fiscal years under the 1995 Plan at an average price of $14.83 were reissued at an exercise price of $11.25. The reissued options awarded to members of the Richard M. Jaffee family covered Class B shares. A new vesting period applied to all the reissued options.

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

     A summary of option transactions under the plans follows:

                                   1988 OPTION PLAN                    1995 OPTION PLAN
                           ---------------------------------   ---------------------------------
                                   NUMBER OF SHARES                    NUMBER OF SHARES
                            (WEIGHTED AVERAGE OPTION PRICE)     (WEIGHTED AVERAGE OPTION PRICE)
                           ---------------------------------   ---------------------------------
                             2000        1999        1998        2000        1999        1998
                             ----        ----        ----        ----        ----        ----
                                        (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
Outstanding, Beginning of
  Year...................       144         186         199         884         881         324
                    Per
  Share                     $(19.27)    $(18.49)    $(18.49)    $(11.37)    $(14.84)    $(14.88)
Granted..................        --          --          --         167         882       1,036
                    Per
  Share                          --          --          --     $(12.37)    $(11.29)    $(15.33)
Exercised................        --          --          --          --          --          --
                    Per
  Share                          --          --          --          --          --          --
Canceled/Terminated......        35          42          13         245          39          37
                    Per
  Share                     $(19.25)    $(15.85)    $(18.59)    $(11.43)    $(13.51)    $(15.62)
Canceled/Reissued........        --          --          --          --         840         442
                    Per
  Share                          --          --          --          --     $(14.83)    $(15.94)
Outstanding, End of
  Year...................       109         144         186         806         884         881
                    Per
  Share                     $(19.27)    $(19.27)    $(18.49)    $(11.56)    $(11.37)    $(14.84)

                                OUTSIDE DIRECTOR'S PLAN                 COMBINED PLANS
                           ---------------------------------   ---------------------------------
                                   NUMBER OF SHARES                    NUMBER OF SHARES
                            (WEIGHTED AVERAGE OPTION PRICE)     (WEIGHTED AVERAGE OPTION PRICE)
                           ---------------------------------   ---------------------------------
                             2000        1999        1998        2000        1999        1998
                             ----        ----        ----        ----        ----        ----
                                        (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
Outstanding, Beginning of
  Year...................        70          70          --       1,098       1,137         523
                    Per
  Share                     $(14.63)    $(14.63)         --     $(12.61)    $(15.42)    $(16.25)
Granted..................        10          --          70         177         882       1,106
                    Per
  Share                     $(14.75)         --     $(14.63)    $(12.50)    $(11.29)    $(15.28)
Exercised................        --          --          --          --          --          --
                    Per
  Share                          --          --          --          --          --          --
Canceled/Terminated......        --          --          --         280          81          50
                    Per
  Share                          --          --          --     $(12.40)    $(14.73)    $(16.36)
Canceled/Reissued........        --          --          --          --         840         442
                    Per
  Share                          --          --          --          --     $(14.83)    $(15.94)
Outstanding, End of
  Year...................        80          70          70         995       1,098       1,137
                    Per
            Share           $(14.64)    $(14.63)    $(14.63)    $(12.65)    $(12.61)    $(15.42)

     As of July 31, 2000, the Company has reserved 684,750 and 120,000 shares of Common Stock for future grants and issuances under the Oil-Dri Corporation of America 1995 Long Term Incentive Plan and the Oil-Dri Corporation of America Outside Director's Stock Plan, respectively.

     Exercise prices of the options outstanding under the 1988 Option Plan range between $17.75 and $19.38 per share with a weighted average price of $19.27 per share and a weighted remaining average contractual life at July 31, 2000 of 3.8 years. As of July 31, 2000 all of the 109,250 options outstanding were exercisable.

     The weighted average exercise price of options outstanding under the Outside Director's Stock Plan is $14.64 with a weighted average contractual life of 8.0 years. As of July 31, 2000, 70,000 of these options were exercisable.

     Exercise prices of the options outstanding under the 1995 Long Term Incentive Plan range between $8.19 and $15.13 per share with a weighted average exercise price of $11.56 per share and a weighted remaining average contractual life of 8.3 years at July 31, 2000. As of July 31, 2000, 10,250 of these options were exercisable.

     The Company has elected to continue to account for stock-based compensation using the intrinsic value method under APB Opinion No. 25. Consequently, no compensation expense has been recognized for stock options. If compensation expense for the Company's stock options issued in the fiscal years ended July 31, 2000, 1999 and 1998 had been determined based on the fair value method of accounting, as defined in SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                           2000       1999       1998
                                                           ----       ----       ----
                                                                  (IN THOUSANDS
                                                          EXCEPT FOR PER SHARE AMOUNTS)
Net income as reported................................    $2,227     $7,176     $4,723
Pro forma.............................................    $1,651     $6,515     $4,430
Net income per share as reported
  Basic...............................................    $ 0.39     $ 1.23     $ 0.77
  Dilutive............................................    $ 0.39     $ 1.20     $ 0.77
Pro forma
  Basic...............................................    $ 0.29     $ 1.12     $ 0.72
  Dilutive............................................    $ 0.29     $ 1.09     $ 0.72

     The fair value of issued stock options is estimated on the grant date using the Black-Scholes Option Pricing Method with the following assumptions:

                                                           2000     1999     1998
                                                           ----     ----     ----
Dividend Yields........................................     3.1%     2.8%     2.1%
Volatility.............................................    30.9%    25.8%    25.6%
Risk-free Interest Rate................................     6.1%     5.9%     5.7%
Expected Life (Years)..................................      5.4      5.4      5.4

     The weighted average fair value of the options granted, including the effect of repricing in fiscal year 1999, was $3.66, $1.42 and $4.55 for the fiscal years ended July 31, 2000, 1999 and 1998, respectively.

NOTE 9 -- EMPLOYEE BENEFIT PLANS

     The Company and its subsidiaries have defined benefit pension plans for eligible salaried and hourly employees. Benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service. The assets of these plans are invested in various high quality marketable securities.

     The net periodic pension cost for the years ended July 31 consists of the following:

                                                          2000     1999      1998
                                                          ----     ----      ----
                                                               (IN THOUSANDS)
Service cost..........................................    $ 499    $ 539    $   438
Interest cost on projected benefit obligations........      642      591        538
Earnings on plan assets...............................     (904)    (686)    (1,060)
Net amortization and deferral.........................     (105)     (33)       422
                                                          -----    -----    -------
Net pension cost......................................    $ 132    $ 411    $   338
                                                          =====    =====    =======

     The funded status of the plans at July 31 is as follows:

                                                               2000         1999
                                                               ----         ----
                                                                 (IN THOUSANDS)
Actuarial Present Value of Benefit Obligations
  Accumulated Benefit Obligations
  Vested..................................................    $ 6,600      $ 6,194
  Nonvested...............................................        400          337
                                                              -------      -------
       Total Accumulated Benefit Obligations..............    $ 7,000      $ 6,531
                                                              =======      =======
  Projected Benefit Obligations...........................    $ 8,700      $ 8,370
Plan Assets at Fair value.................................     11,040       10,059
                                                              -------      -------
Excess of Plan Assets Over Projected Benefit
  Obligations.............................................      2,340        1,689
Unrecognized Net Gain.....................................     (3,679)      (3,303)
Unrecognized Prior Service Cost...........................        534          581
Unrecognized Net Excess Plan Assets as of August 1, 1987,
  Being Recognized Principally Over 21 Years..............       (211)        (238)
                                                              -------      -------
Accrued Pension Included in Noncurrent
  Liabilities--Other......................................    $(1,016)     $(1,271)
                                                              =======      =======

     Reconciliation of the assets and liabilities of the plans at July 31 is as follows:

                                                               2000         1999
                                                               ----         ----
                                                                 (IN THOUSANDS)
Change in Plan Assets
Plan assets at fair value, beginning of year..............    $10,059      $ 8,524
Actual return on plan assets..............................        852        1,322
Contributions.............................................        387          464
Benefits paid.............................................       (258)        (251)
                                                              -------      -------
Plan assets at fair value, end of year....................    $11,040      $10,059
                                                              =======      =======
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year...........    $ 8,370      $ 8,943
Service cost..............................................        499          539
Interest cost.............................................        642          592
Change in discount rate...................................       (368)      (1,131)
Other assumption changes..................................       (259)          --
Plan amendments...........................................         --            3
Actuarial loss (gain).....................................         74         (325)
Benefits paid.............................................       (258)        (251)
                                                              -------      -------
Projected benefit obligation, end of year.................    $ 8,700      $ 8,370
                                                              =======      =======

     Assumptions used in the previous calculations are as follows:

                                                               2000         1999
                                                               ----         ----
Discount rate.............................................       8.0%        7.75%
Rate of increase in compensation levels for net pension
  costs...................................................       5.0%         5.0%
Rate of increase in compensation levels for projected
  benefit obligations.....................................       4.5%         5.0%
Long-term expected rate of return on assets...............       9.0%         8.0%

     The Company has funded the plans based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974 (ERISA), as amended.

     For the years ended July 31, 2000, 1999 and 1998, the Company maintained a 401(k) savings plan under which the Company matches a portion of employee contributions. The plan is available to essentially all domestic employees at the beginning of the month following thirty or sixty days of employment. During the period May 1, 1998 through July 31, 1999, domestic employees were eligible to participate at the beginning of the fiscal quarter following thirty or sixty days of employment. Prior to May 1, 1998, domestic employees were eligible to participate after one year of service and the attainment of age 21. The Company's contributions to this plan, and to similar plans maintained by the Company's foreign subsidiaries, were $489,000, $449,000 and $226,000 for fiscal years 2000, 1999 and 1998, respectively.

NOTE 10 -- DEFERRED COMPENSATION

     In December 1995, the Company adopted the Oil-Dri Corporation of America Deferred Compensation Plan. This plan has permitted Directors and certain management employees to defer portions of their compensation and earn interest on the deferred amounts. During the period January 1, 1999 through September 30, 2000, participants' returns were tied to the performance of various investment elections. The compensation, which has been deferred since the inception of the original plan, has been accrued as well as earnings thereon. The Company has purchased life insurance contracts on some participants to partially fund both the original plan and the new plan.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     The Company became a guarantor of certain leases for transportation equipment reassigned to CRST International, Inc. (CRST) during fiscal 1998, when exiting the transportation business. Remaining payments due under these lease agreements by CRST are $299,000, $156,000 and $65,000 for fiscal years 2001, 2002 and 2003, respectively.

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

NOTE 12 -- LEASES

     The Company's mining operations are conducted on leased or owned property. These leases generally provide the Company with the right to mine as long as the Company continues to pay a minimum monthly rental, which is applied against the per ton royalty when the property is mined.

     The Company leases its corporate offices in Chicago, Illinois (20,000 square feet), office, production and warehouse space in Alpharetta, Georgia (26,000 square feet), office and production facilities in Kiel, Wisconsin (16,000 square feet) and office facilities in Europe. The office space in Chicago is subject to a lease expiring in fiscal 2008. The Alpharetta, Georgia and Kiel, Wisconsin leases expire in fiscal 2003. The facilities in Europe are leased on a year-to-year basis.

     In addition, the Company leases railcars, mining equipment, warehouse space, data processing equipment, and office equipment. In most cases, the Company expects that, in the normal course of business, leases will be renewed or replaced by other leases. Prior to exiting the transportation business, the Company leased tractors and trailers.

     The following is a schedule by year of future minimum rental requirements under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of July 31, 2000:

                                                                (IN THOUSANDS)
2001........................................................       $ 2,658
2002........................................................         1,543
2003........................................................         1,287
2004........................................................         1,244
2005........................................................           988
Later years.................................................         3,626
                                                                   -------
                                                                   $11,346
                                                                   =======

     The following schedule shows the composition of total rental expense for all operating leases, including those with terms of one month or less which were not renewed as of the years ended July 31:

                                                           2000      1999      1998
                                                           ----      ----      ----
                                                                (IN THOUSANDS)
Transportation equipment..............................    $1,099    $  898    $1,237
Office facilities.....................................       480       475       441
Warehouse facilities..................................       452       216       190
Mining properties
  Minimum.............................................       191       186       202
  Contingent..........................................       295       410       403
Other.................................................       594       630       298
                                                          ------    ------    ------
                                                          $3,111    $2,815    $2,771
                                                          ======    ======    ======

NOTE 13 -- OTHER CASH FLOW INFORMATION

     Cash payments for interest and income taxes were as follows:

                                                           2000      1999      1998
                                                           ----      ----      ----
                                                                (IN THOUSANDS)
Interest..............................................    $2,836    $2,879    $1,398
                                                          ======    ======    ======
Income Taxes..........................................    $2,051    $3,152    $2,619
                                                          ======    ======    ======

NOTE 14 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of selected information for 2000 and 1999 is as follows:

                                                   FISCAL 2000 QUARTER ENDED
                                  -----------------------------------------------------------
                                  OCTOBER 31    JANUARY 31    APRIL 30    JULY 31     TOTAL
                                  ----------    ----------    --------    -------     -----
                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Sales.....................     $44,549       $45,880      $42,604     $42,086    $175,119
Gross Profit..................     $13,580       $12,084      $12,061     $12,210    $ 49,935
Net Income....................     $ 1,479       $  (599)     $   560     $   787    $  2,227
Net Income Per Share
  Basic.......................     $  0.26       $ (0.11)     $  0.10     $  0.14    $   0.39
  Dilutive....................     $  0.25       $ (0.10)     $  0.10     $  0.14    $   0.39
Dividends Per Share
  Common......................     $  0.09       $  0.09      $  0.09     $  0.09    $   0.36
  Class B.....................     $  0.07       $  0.07      $  0.07     $  0.07    $   0.27
Company Common Stock Price
  Range:
  High........................     $ 16.13       $ 15.63      $ 12.81     $ 10.25
  Low.........................     $  9.75       $ 11.75      $  6.88     $  7.75

                                                   FISCAL 1999 QUARTER ENDED
                                  -----------------------------------------------------------
                                  OCTOBER 31    JANUARY 31    APRIL 30    JULY 31     TOTAL
                                  ----------    ----------    --------    -------     -----
                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Sales.....................     $43,670       $47,435      $42,405     $40,475    $173,985
Gross Profit..................     $14,085       $15,208      $13,015     $12,551    $ 54,859
Net Income....................     $ 2,028       $ 2,276      $ 1,195     $ 1,677    $  7,176
Net Income Per Share
  Basic.......................     $  0.34       $  0.39      $  0.21     $  0.29    $   1.23
  Dilutive....................     $  0.34       $  0.38      $  0.20     $  0.28    $   1.20
Dividends Per Share
  Common......................     $  0.08       $  0.09      $  0.09     $  0.09    $   0.35
  Class B.....................     $  0.06       $0.0675      $0.0675     $0.0675    $ 0.2625
Company Common Stock Price
  Range:
  High........................     $ 14.13       $ 15.50      $ 15.94     $ 16.38
  Low.........................     $ 10.81       $ 13.44      $ 14.25     $ 13.63

                          INDEPENDENT AUDITOR'S REPORT

STOCKHOLDERS AND BOARD OF DIRECTORS
Oil-Dri Corporation of America

     We have audited the consolidated balance sheets of OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES as of July 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES as of July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000 in conformity with generally accepted accounting principles.

BLACKMAN KALLICK BARTELSTEIN, LLP

Chicago, Illinois

September 15, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is (except for information set forth below concerning the Board of Directors and information in Part I, hereof, concerning executive officers) contained in the Registrant's Proxy Statement for its 2000 Annual Meeting of stockholders ("Proxy Statement") under the caption "1. Election of Directors" and is incorporated herein by this reference.

                               BOARD OF DIRECTORS

Richard M. Jaffee
  Chairman

Daniel S. Jaffee
  President and Chief Executive Officer

J. Steven Cole(1)
  President, Cole & Associates,
  Chairman, Sav-A-Life Systems, Inc.

Arnold W. Donald
  Senior Vice-President, Monsanto Life Sciences Co.

Ronald B. Gordon
  Chief Executive Officer, Beiersdorf North America

Thomas D. Kuczmarski
  Senior Partner and President, Kuczmarski
  & Associates, Inc.
Joseph C. Miller
  Vice-Chairman

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

        Consolidated Balance Sheets as of July 31, 2000 (audited) and July 31, 1999 (audited).

        Consolidated Statements of Income for the fiscal years ended July 31, 2000 (audited), July 31, 1999 (audited) and July 31, 1998 (audited).

        Consolidated Statements of Stockholders' Equity for the fiscal years ended July 31, 2000 (audited), July 31, 1999 (audited) and July 31, 1998 (audited).

        Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2000 (audited), July 31, 1999 (audited) and July 31, 1998 (audited).

        Notes to Consolidated Financial Statements.

        Independent Auditor's Report.

     (a)(2) The following financial statement schedules are contained herein:

        Independent Auditor's Report on Schedules.

        Schedules to Financial Statements, as follows:

               Schedule II -- Valuation and Qualifying Accounts, years ended July 31, 2000, 1999 and 1998.

     (a)(3) The following documents are exhibits to this Report:

(3)(a)(1)     Articles of Incorporation of the Registrant, as amended.
(3)(b)(2)     Bylaws of the Registrant, as amended June 16, 1995.
(10)(c)(1)(3) Agreement ("Clorox Agreement") dated January 12, 1981 between The Clorox Company and the Registrant, as amended.
              (Confidential treatment of certain portions of this Exhibit has been granted.)
(10)(c)(2)(4) Amendment to Clorox Agreement dated March 3, 1989, as accepted by the Registrant on March 20, 1989, between The
              Clorox Company and the Registrant. (Confidential treatment of certain portions of this Exhibit has been granted.)
(10)(c)(3)(5) Amendment to Clorox Agreement dated February 14, 1991, between The Clorox Company and the Registrant. (Confidential treatment of certain portions of this Exhibit has been granted.)
(10)(d)(6)    Description of 1987 Executive Deferred Compensation
              Program.*
(10)(e)(1)(7) Salary Continuation Agreement dated August 1, 1989 between
              Richard M. Jaffee and the Registrant ("1989 Agreement").*
(10)(e)(2)(8) Extension and Amendment, dated October 9, 1998, to the 1989
              Agreement.*
(10)(f)(9)    1988 Stock Option Plan.*
(10)(g)(10) Note Agreement, dated April 5, 1991, between the Registrant and Teacher's Insurance and Annuity Association of America regarding $8,000,000 9.38% Senior Notes due November 15,
              2001.
(10)(h)(11)   Note Agreement, dated as of April 15, 1993, between the
              Registrant and Teacher's Insurance and Annuity Association of America regarding $6,500,000 7.17% Senior Notes due
              August 15, 2004.

(10)(i)(12)     Credit Agreement, dated as of September 21, 1994, between the Registrant and Harris Trust and
                Savings Bank regarding $5,000,000 7.78% Term Loan Note and $5,000,000 Revolving Credit Note.
(10)(j)         The Oil-Dri Corporation of America Deferred Compensation Plan adopted November 15, 1995, as amended and restated effective October 1, 2000.*
(10)(k)         The Oil-Dri Corporation of America 1995 Long Term Incentive Plan as amended and restated effective
                June 9, 2000.*
(10)(l)(13)     $10,000,000 unsecured line of credit agreement dated as of July 25, 1996 between the Registrant and Harris Trust and Savings Bank.
(10)(m)(14)     $25,000,000 Note Purchase Agreement dated as of April 15, 1998 between the Registrant and Teachers
                Insurance and Annuity Association of America and Cigna Investments, Inc.
(10)(n)         The Oil-Dri Corporation of America Outside Director Stock Plan as amended and restated effective
                October 16, 1999.*
(10)(o)(15)     $15,000,000 unsecured line of credit agreement dated January 29, 1999 between the Company and
                Harris Trust and Savings Bank.
(10)(p)(16)     $15,000,000 unsecured, uncommitted line of credit agreement dated January 29, 1999 between the
                Company and Harris Trust and Savings Bank.
(10)(q)(17)     Split Dollar Life Insurance Agreements dated February 26, 1999.*
(10)(r)(18)     Agreement ("Church & Dwight Agreement") dated May 19, 1999 between Church & Dwight Co., Inc. and the Registrant. (Confidential treatment of certain portions of this Exhibit has been granted.)

     (b) Reports on Form 8-K.

        Report on Form 8-K was filed by the Registrant on July 24, 2000, Reporting on Item 5., Other events.

(11)          Statement re: Computation of Income per Share
(21)          Subsidiaries of the Registrant.
(23)          Consent of Blackman Kallick Bartelstein, LLP.
(27)          Financial Data Schedule.

-------------------------

* Management contract or compensatory plan or arrangement.

 (1) Incorporated by reference to Exhibit (4.1) to the Registrant's Registration Statement on Form S-8 (Registration No. 333-57625), made effective on June 24, 1998.

 (2) Incorporated by reference to Exhibit (3)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

 (3) Incorporated by reference to Exhibit (10)(f) to the Registrant's Registration Statement on Form S-2 (Registration No. 2-97248) made effective on May 29, 1985.

 (4) Incorporated by reference to Exhibit (10)(e)(2) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

 (5) Incorporated by reference to Exhibit (10)(e)(3) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

 (6) Incorporated by reference to Exhibit (10)(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

 (7) Incorporated by reference to Exhibit (10)(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

 (8) Incorporated by reference to Exhibit (10)(n) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

 (9) Incorporated by reference to Exhibit (4)(a) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-29650), made effective on June 30, 1989.

(10) Incorporated by reference to Exhibit (10)(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

(11) Incorporated by reference to Exhibit (10)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

(12) Incorporated by reference to Exhibit (10)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

(13) Incorporated by reference to Exhibit (10)(l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

(14) Incorporated by reference to Exhibit (10)(m) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

(15) Incorporated by reference to Exhibit (10)(o) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999.

(16) Incorporated by reference to Exhibit (10)(p) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999.

(17) Incorporated by reference to Exhibit (10)(q) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999.

(18) Incorporated by reference to Exhibit (10)(r) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

     The Registrant agrees to furnish the following agreements upon the request of the Commission:

Exhibit         Letter of Credit Agreement, dated as of October 1, 1988
  (4)(b)        between Harris Trust and Savings Bank and Blue Mountain
                Production Company in the amount of $2,634,590 in connection with the issuance by Town of Blue Mountain, Mississippi of
                Variable/Fixed Rate Industrial Development Revenue Bonds,
                Series 1988 B (Blue Mountain Production Company Project) in
                the aggregate principal amount of $2,500,000 and related
                Indenture of Trust, Lease Agreement, Remarketing Agreement
                and Guaranties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OIL-DRI CORPORATION OF AMERICA
                                          (Registrant)
                                          By      /s/ DANIEL S. JAFFEE
                                            ------------------------------------
                                            Daniel S. Jaffee,
                                            President and Chief Executive
                                             Officer, Director

Dated: October 13, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                /s/ RICHARD M. JAFFEE                       October 13, 2000
-----------------------------------------------------
                  Richard M. Jaffee
         Chairman of the Board of Directors

                /s/ JEFFREY M. LIBERT                       October 13, 2000
-----------------------------------------------------
                  Jeffrey M. Libert
                   Vice President
               Chief Financial Officer
             Principal Financial Officer
            Principal Accounting Officer

                 /s/ J. STEVEN COLE                         October 13, 2000
-----------------------------------------------------
                   J. Steven Cole
                      Director

                /s/ ARNOLD W. DONALD                        October 13, 2000
-----------------------------------------------------
                  Arnold W. Donald
                      Director

                /s/ RONALD B. GORDON                        October 13, 2000
-----------------------------------------------------
                  Ronald B. Gordon
                      Director

              /s/ THOMAS D. KUZCMARSKI                      October 13, 2000
-----------------------------------------------------
                Thomas D. Kuzcmarski
                      Director

                /s/ JOSEPH C. MILLER                        October 13, 2000
-----------------------------------------------------
                  Joseph C. Miller
                      Director

                 /s/ PAUL J. MILLER                         October 13, 2000
-----------------------------------------------------
                   Paul J. Miller
                      Director

                 /s/ HAYDN H. MURRAY                        October 13, 2000
-----------------------------------------------------
                   Haydn H. Murray
                      Director

                 /s/ ALLAN H. SELIG                         October 13, 2000
-----------------------------------------------------
                   Allan H. Selig
                      Director

                   INDEPENDENT AUDITOR'S REPORT ON SCHEDULES

Board of Directors
Oil-Dri Corporation of America
Chicago, Illinois

     In connection with our audit of the consolidated financial statements of OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES as of July 31, 2000 and 1999 and for each of the three years in the period ended July 31, 2000, which report thereon dated September 15, 2000, is incorporated by reference in this Annual Report on Form 10-K, we also examined the financial statement schedules listed in the accompanying index at Item 14(A)(2). In our opinion, these financial statement schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

Blackman Kallick Bartelstein, LLP

September 15, 2000

                OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                 YEAR ENDED JULY 31
                                                                --------------------
                                                                2000    1999    1998
                                                                ----    ----    ----
                                                                   (IN THOUSANDS)
Allowance for doubtful accounts:
  Beginning balance.........................................    $358    $351    $261
  Additions charged to expense*.............................     523       8     201
  Deductions**..............................................      45       1     111
                                                                ----    ----    ----
  Balance at end of year....................................    $836    $358    $351
                                                                ====    ====    ====

 * Includes transfers from Special Charge Reserve in fiscal 1998.

** Net of recoveries.

Inventory obsolescence reserve:
  Beginning balance.........................................    $  358    $  540    $365
  Additions charged to expense..............................        --       300     300
  Deductions................................................       102       482     125
                                                                ------    ------    ----
  Balance at end of year....................................    $  256    $  358    $540
                                                                ======    ======    ====
Valuation reserve for income taxes:
  Beginning balance.........................................    $1,742    $  648    $730
  Additions charged to expense..............................       522     1,094      --
  Deductions................................................     1,742        --      82
                                                                ------    ------    ----
  Balance at end of year....................................    $  522    $1,742    $648
                                                                ======    ======    ====

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
          The Oil-Dri Corporation of America Deferred Compensation
          Plan as amended and restated effective October 1, 2000.
(10)(j)
          The Oil-Dri Corporation of America 1995 Long Term Incentive
          Plan as amended and restated effective June 9, 2000.
(10)(k)
          The Oil-Dri Corporation of America Outside Director Stock
          Plan as amended and restated effective October 16, 1999.
(10)(n)
          Computation of Net Income per share
(11)
          Subsidiaries of the Registrant
(21)
          Consent of Blackman Kallick Bartelstein, LLP
(23)
          Financial Data Schedule
(27)

Note: Shareholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213