Form 10-Q
period 2000-10-31
OIL DRI CORPORATION OF AMERICA
filed 2000-12-15
CIK 74046

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For the Quarter Ended October 31, 2000 Commission File Number 0-8675

                         OIL-DRI CORPORATION OF AMERICA
                         ------------------------------
           (Exact name of the registrant as specified in its charter)


                    DELAWARE                          36-2048898
               ------------------------------      -----------------
              (State or other jurisdiction of      (I.R.S. Employer
               incorporation or organization)     Identification No.)


         410 North Michigan Avenue, Suite 400
                  Chicago, Illinois                      60611-4213
        --------------------------------------         --------------
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

Common Stock - 5,470,435 Shares (Including 1,281,769 Treasury Shares) Class B Stock - 1,765,083 Shares (Including 342,241 Treasury Shares)

                                    CONTENTS

                                                                         PAGE
                                     PART I

ITEM 1: Financial Statements And Supplementary Data...................  3 - 9


ITEM 2: Management Discussion And Analysis Of Financial Condition
        And The Results Of Operations.................................. 10-12

ITEM 3: Quantitative And Qualitative Disclosures About Market
        Risk..........................................................     12


                                     PART II

ITEM 6: Exhibits And Reports on Form 8-K..............................    13

SIGNATURES............................................................    14

Exhibit 10(m)(1)......................................................    15

Exhibit 10(m)(2).....................................................     16

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                   -----------------------
ASSETS                                              OCTOBER 31   JULY 31
                                                      2000        2000
                                                   -----------------------
CURRENT ASSETS
Cash and Cash Equivalents                          $   3,160   $   1,388
Investment Securities                                  1,214       1,219
Accounts Receivable, less allowance of $878
  and $836 at October 31 and July 31, 2000,           25,578      24,438
  respectively
Inventories                                           17,512      16,928
Income taxes receivable                                1,919       2,267
Prepaid Expenses                                       7,974       7,719
                                                   ---------   ---------
           TOTAL CURRENT ASSETS                       57,357      53,959
                                                   ---------   ---------


PROPERTY, PLANT AND EQUIPMENT - AT COST
Cost                                                 137,106     135,645
Less Accumulated Depreciation and Amortization       (78,057)    (76,033)
                                                   ---------   ---------
           TOTAL PROPERTY, PLANT AND                  59,049      59,612
           EQUIPMENT, NET                          ---------   ---------

OTHER ASSETS
Goodwill & Intangibles, net of accumulated
  amortization of $3,046 and $2,664 at
  October 31 and July 31, 2000, respectively          10,286      10,324
Deferred Income Taxes                                  2,606       2,606
Other                                                  6,407       6,343
                                                   ---------   ---------
           TOTAL OTHER ASSETS                         19,299      19,273
                                                   ---------   ---------

TOTAL ASSETS                                       $ 135,705   $ 132,844
                                                   =========   =========



The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                      ------------------------
LIABILITIES & STOCKHOLDERS' EQUITY                     OCTOBER 31    JULY 31
                                                         2000        2000
                                                      ------------------------
CURRENT LIABILITIES
Current Maturities of Notes Payable                   $   2,250   $   1,750
Accounts Payable                                          5,002       4,804
Dividends Payable                                           473         473
Accrued Expenses                                         10,321       8,057
                                                      ---------   ---------
           TOTAL CURRENT LIABILITIES                     18,046      15,084
                                                      ---------   ---------

NONCURRENT LIABILITIES
Notes Payable                                            39,707      39,434
Deferred Compensation                                     2,763       3,112
Other                                                     2,313       2,250
                                                      ---------   ---------
           TOTAL NONCURRENT LIABILITIES                  44,783      44,796
                                                      ---------   ---------
           TOTAL LIABILITIES                             62,829      59,880
                                                      ---------   ---------

STOCKHOLDERS' EQUITY
Common Stock, par value $.10 per share, issued
  5,470,435 shares at October 31 and July
  31, 2000                                                  547         547
Class B Stock, par value $.10 per share, issued
  1,765,083 shares at October 31 and July
  31, 2000                                                  177         177
Additional Paid-In Capital                                7,687       7,698
Retained Earnings                                        90,717      90,757
Restricted Unearned Stock Compensation                      (24)        (10)
Cumulative Translation Adjustment                        (1,363)     (1,310)
                                                       --------   ---------
                                                         97,741      97,859
Less Treasury Stock, at cost (1,281,769
  Common shares and 342,241 Class B shares
  at October 31 and 1,283,769 Common shares
  and 342,241 Class B shares at October 31
  and 1,283,769 Common shares and 342,241
  Class B shares at July 31, 2000)                      (24,865)    (24,895)
           TOTAL STOCKHOLDERS' EQUITY                    72,876      72,964
                                                      ---------   ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $ 135,705   $ 132,844
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

                                                --------------------------
                                                FOR THE THREE MONTHS ENDED
                                                       OCTOBER 31
                                                --------------------------
                                                      2000         1999
                                                                (RESTATED)
                                                -------------------------
NET SALES                                          $ 43,349     $ 44,549
Cost Of Sales                                        31,712       30,969
                                                   --------     --------
GROSS PROFIT                                         11,637       13,580
Selling, General And Administrative Expenses         10,225       10,767
                                                   --------     --------
INCOME FROM OPERATIONS                                1,412        2,813

OTHER INCOME (EXPENSE)
   Interest Expense                                    (769)        (795)
   Interest Income                                       44           61
   Other, Net                                          (105)           4
                                                   --------     --------
      TOTAL OTHER EXPENSE, NET                         (830)        (730)
                                                   --------     --------

INCOME BEFORE INCOME TAXES                              582        2,083
Income Taxes                                            149          604
                                                   --------     --------
NET INCOME                                              433        1,479

RETAINED EARNINGS
   Balance at Beginning of Year                      90,757       90,430
   Less Cash Dividends Declared                         473          481
                                                   --------     --------
RETAINED EARNINGS - OCTOBER 31                     $ 90,717     $ 91,428
                                                   ========     ========

NET INCOME PER SHARE
   BASIC                                           $   0.08     $   0.26
                                                   ========     ========
   DILUTIVE                                        $   0.08     $   0.25
                                                   ========     ========

AVERAGE SHARES OUTSTANDING
   BASIC                                              5,610        5,721
                                                   ========     ========
   DILUTIVE                                           5,613        5,896
                                                   ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                --------------------------
                                                FOR THE THREE MONTHS ENDED
                                                       OCTOBER 31
                                                --------------------------
                                                       2000        1999
                                                                (RESTATED)
                                                --------------------------

NET INCOME                                          $   433     $  1,479

OTHER COMPREHENSIVE INCOME:
   Cumulative Translation Adjustments                   (53)         (10)
                                                    -------     --------

TOTAL COMPREHENSIVE INCOME                          $   380     $  1,469
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

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                     --------------------------
                                                     FOR THE THREE MONTHS ENDED
                                                             OCTOBER 31
                                                     --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                        2000         1999
---------------------------------------                              (RESTATED)
                                                     --------------------------

NET INCOME                                               $    433     $  1,479

Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation and Amortization                            2,262        2,228
   Provision for bad debts                                     40           41
   (Increase) Decrease in:
      Accounts Receivable                                  (1,180)      (1,107)
      Inventories                                            (584)      (1,225)
      Prepaid Expenses and Taxes                               92           67
      Deferred Income Taxes                                    --            4
      Other Assets                                           (200)        (136)
   Increase (Decrease) in:
      Accounts Payable                                        198           58
      Accrued Expenses                                      2,264       (2,343)
      Deferred Compensation                                  (349)         (44)
      Other                                                    63           89
                                                          -------     --------
           TOTAL ADJUSTMENTS                                2,606       (2,368)
                                                          -------     --------
   NET CASH PROVIDED BY (USED IN) OPERATING Activities      3,039         (889)
                                                          -------     --------


CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                                    (1,559)      (1,908)
   Proceeds from sale of property, plant and equipment          5           --
   Purchases of Investment Securities                        (687)        (583)
   Dispositions of Investment Securities                      692          548
   Other                                                        4            8
                                                          -------     --------
   NET CASH USED IN INVESTING ACTIVITIES                   (1,545)      (1,935)
                                                          -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal Payments on Long-Term Debt                        (7)          --
   Proceeds from Issuance of Long-Term Debt                   780           --
   Dividends Paid                                            (473)        (484)
   Purchases of Treasury Stock                                 --         (159)
   Other                                                      (22)         (32)
                                                          -------     --------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        278         (675)
                                                          -------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        1,772       (3,499)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                1,388        4,362
                                                          -------     --------
CASH AND CASH EQUIVALENTS, OCTOBER 31                     $ 3,160     $    863
                                                          =======     ========


The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF STATEMENT PRESENTATION

The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated.

The unaudited financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.

Certain items in prior year financial statements have been reclassified to conform to the presentation used in fiscal 2001.

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

3. INVENTORIES

The composition of inventories is as follows (in thousands):

                           -------------------------
                              OCTOBER 31    JULY 31
                             (UNAUDITED)   (AUDITED)
                           -------------------------
                                 2000        2000
                           -------------------------
Finished goods                 $10,237      $10,251
Packaging                        5,464        5,273
Other                            1,811        1,404
                               -------      -------
                               $17,512      $16,928
                               =======      =======

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

4.  NEW ACCOUNTING STANDARDS

In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to recognize all derivatives as assets or liabilities measured at their fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. Implementation of this statement, which was adopted October 31, 2000, did not have a material financial statement impact.

5.  SEGMENT REPORTING

The Company has four reportable operating segments: Consumer Products Group, Specialty Products Group, Crop Production and Horticultural Products Group, and Industrial and Automotive Products Group. These segments are managed separately because each business has different economic characteristics. The Specialty Products Group was previously described as Fluids Purification Products, and the Crop Production and Horticultural Products Group was described as Agricultural Products. In addition, certain businesses were transferred between Crop Production and Horticultural Products Group and Specialty Products Group as described below.

The accounting policies of the segments are the same as those described in Note 1 of the Company's Annual Report for the year ended July 31, 2000 on Form 10-K filed with the Securities and Exchange Commission.

Because management does not rely on segment asset allocation, information regarding segment assets is not meaningful and therefore is not reported.

                                              Quarter Ended October 31
                                        -------------------------------------
                                           Net Sales        Operating Income

                                        -------------------------------------
                                         2000     1999     2000       1999
                                                                    (restated)
                                        -------  -------- --------  --------
                                                  (in thousands)
Consumer Products Group..............   $28,267  $29,243   $ 2,746   $ 4,481
Specialty Products Group.............     6,472*   7,257*    1,174*    1,449*
Crop Production and Horticultural
  Products Group.....................     3,726*   3,449*      394*      364*
Industrial and Automotive Products
  Group..............................     4,884    4,600       194       281
                                       --------  -------   -------   -------
TOTAL SALES/OPERATING INCOME.........   $43,349  $44,549   $ 4,508   $ 6,575
                                       ========  =======   -------   -------
Less:
  Corporate Expenses....................................     3,200     3,758
  Interest Expense, net of Interest Income..............       726       734
                                                           -------   -------
INCOME BEFORE INCOME Taxes..............................       582     2,083
                                                           -------   -------
Income Taxes............................................       149       604
                                                           -------   -------
NET INCOME..............................................   $   433   $ 1,479
                                                           =======   =======

* Includes reclassification of animal health & nutrition products from the Crop Production and Horticultural Products Group to the Specialty Products Group to take advantage of international opportunities and spread the time-intensive burden of new product and market development between the business units.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2000 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 1999

RESULTS OF OPERATIONS

Consolidated net sales for the first quarter of fiscal 2001 were $43,349,000, a decrease of 2.7% from net sales of $44,549,000 in the first quarter of fiscal 2000. Net income for the first quarter of fiscal 2001 was $433,000, a decrease of 70.7% from $1,479,000 earned in the first quarter of fiscal 2000. Basic and diluted net income per share for the first quarter of fiscal 2001 was $0.08 versus $0.26 basic net income per share and $0.25 diluted net income per share earned in the first quarter of fiscal 2000.

Net sales of the Consumer Products segment for the first quarter of fiscal 2001 were $28,267,000, a decrease of 3.3% from net sales of $29,243,000 in the first quarter of fiscal 2000 due to reduced distribution and sales of paper cat litter items. The Consumer Products Group's operating income decreased 38.7% from $4,481,000 in the first quarter of fiscal 2000 to $2,746,000 in the first quarter of fiscal 2001 due to a reduction of gross profit in the non-grocery and co-packaging group. The reduction of gross profit was caused by unfavorable product mix in non-grocery and reduced sales in the co-packaging group. Also, fuel costs had a negative impact on the entire Consumer Products Group's income.

Net sales of the Specialty Products Group segment for the first quarter of fiscal 2001 were $6,472,000, a decrease of 10.8% from net sales of $7,257,000 in the first quarter of fiscal 2000. Specialty Products Group's operating income decreased 19.0% from $1,449,000 in the first quarter of fiscal 2000 to $1,174,000 in the first quarter of fiscal 2001 due to selected price reductions, increased fuel costs and unfavorable foreign exchange fluctuations. Fiscal year 2000 net sales and operating income reflect a reclassification of $854,000 and $138,000 respectively for certain products and customers from the Crop Production and Horticultural Products segment to the Specialty Products Group segment.

Net sales of the Crop Production and Horticultural Products segment for the first quarter of fiscal 2001 were $3,726,000, an increase of 8.0% from net sales of $3,449,000 in the first quarter of fiscal 2000, led primarily by an increase in PRO'S CHOICE(R) sports field products. Crop Production and Horticultural Products' operating income increased 8.2% from $364,000 in the first quarter of fiscal 2000 to $394,000 in the first quarter of fiscal 2001.

Net sales of the Industrial and Automotive Products segment for the first quarter of fiscal 2001 were $4,884,000, an increase of 6.2% from net sales of $4,600,000 in the first quarter of fiscal 2000 due to increased sales volume of both clay and non-clay products. Industrial and Automotive Products' operating income decreased 31.0% from $281,000 in the first quarter of fiscal 2000 to $194,000 in the first quarter of fiscal 2001 due to increased fuel costs.

Consolidated gross profit as a percentage of net sales for the first quarter of fiscal 2001 decreased to 26.8% from 30.5% in the first quarter of fiscal 2000 due to an increase in the cost of fuel to operate our manufacturing plants and distribution processes.

Operating expenses as a percentage of net sales for the first quarter of fiscal 2001 decreased to 23.6% from 24.2% in the first quarter of fiscal 2000 due to a reduction in corporate expenses, largely attributable to a $300,000 payout waiver by Richard Jaffee upon his retirement. Mr. Jaffee has entered into a five year consulting agreement under which Mr. Jaffee will be paid an annual consulting fee. Also, a supplemental pension benefit will be paid to Mr. Jaffee beginning February 1, 2006.

Interest expense and interest income for the first quarter of fiscal 2001 were unchanged from fiscal 2000 levels.

The Company's effective tax rate was 25.6% of pre-tax income in the first quarter of fiscal 2001 versus 29.0% in the first quarter of fiscal 2000. The rate change was due to the Company's lower profit level.

Total assets of the Company increased $2,861,000 or 2.2% during the first quarter of fiscal 2001. Current assets increased $3,398,000 or 6.3% from fiscal 2000 year-end balances primarily due to increased cash and cash equivalents, inventories and accounts receivable. Property, plant and equipment, net of accumulated depreciation, decreased $563,000 or 0.9% during the first quarter as depreciation expense exceeded capital expenditures.

Total liabilities increased $2,949,000 or 4.9% during the first quarter of fiscal 2001. Current liabilities increased $2,962,000 or 19.6% from fiscal 2000 year-end balances due to increases in interest, trade promotions and advertising and current debt maturities.

EXPECTATIONS

The Company anticipates that second quarter sales will outpace those of the same quarter a year ago. The Company is optimistic that during the next three months, which have traditionally been a busy period, our focus on increasing the quality and productivity of our processes will contribute to profitability in both the next quarter and over the long term. To recover the cost of fuel, the Company is implementing an energy cost surcharge on some of our customers and increased pricing on other customers to recoup the higher costs. The Company anticipates that the energy surcharge will go into effect in the middle of the second quarter.

Fluctuations in natural gas and other fuel prices will continue to have a very significant impact on the Company's earnings. The difficulty in anticipating future energy prices makes it difficult to forecast the Company's fully diluted earnings per share beyond a broad range of $0.30 to $0.67 for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio decreased to 3.2 at October 31, 2000 from 3.6 at July 31, 2000. Working capital increased $436,000 during the first quarter of fiscal 2001 to $39,311,000 primarily due to higher cash and cash equivalents, receivables and inventories, offset by higher accrued expenses. During the first quarter of fiscal 2001, the balances of cash, cash equivalents and investment securities increased $1,767,000. Cash provided by operating activities was used to fund capital expenditures ($1,559,000) and dividend payments ($473,000). Total cash and investment balances held by the Company's foreign subsidiaries at October 31, 2000 and July 31, 2000 were $2,845,000 and $2,366,000, respectively.

The Company has received a waiver for the quarter ended October 31, 2000 from Teachers Insurance and Annuity Association and Cigna Investments, Inc. related to the fixed charge coverage ratio as contained in the Note Purchase Agreement dated as of April 15, 1998.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries during the first quarter of fiscal 2001 were $3,149,000 or 7.3% of total Company sales. This represents a decrease of 12.7% from the first quarter of fiscal 2000 in which foreign subsidiary sales were $3,609,000 or 8.1% of total Company sales. The decrease is due to price reductions caused by the strong dollar as compared to the Euro and the loss of a major bleaching clay customer in the United Kingdom. Net income of the foreign subsidiaries for the first quarter of fiscal 2001 was a loss of $184,000, which was a reduction from the $246,000 profit earned in the first quarter of fiscal 2000. This loss was driven by the pricing and customer loss stated above. Identifiable assets of the Company's foreign subsidiaries as of October 31, 2000 were $10,509,000, an increase of 4.2% from $10,083,000 as of
July 31, 2000. The increase is primarily due to increased cash and cash equivalents.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading "Expectations" and those statements elsewhere in this report that use forward-looking terminology such as "expect," "would," "could," "should," "estimates," and "believes" are "forward-looking statements" within the meaning of that term in the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those reflected in these forward-looking statements, due primarily to continued vigorous competition in the grocery, mass merchandiser and club markets, the level of increases in energy prices and the level of success in implementing price increases and energy surcharges. These forward-looking statements also involve the risk of changes in market conditions in the overall economy and, for the fluids purification and agricultural markets, in planting activity, crop quality, crop prices and overall agricultural demand, including export demand, foreign exchange rate fluctuations. Other factors affecting these forward-looking statements may be detailed from time to time in reports filed with the Securities and Exchange Commission.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not have any derivative financial instruments as of October 31, 2000. However, the Company is exposed to interest rate risk. The Company employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short term investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.

                           PART II - OTHER INFORMATION

6.   (a)EXHIBITS:  The following documents are an exhibit to this report.

                                                                  Exhibit
                                                                   Index
                                                                 --------
        Exhibit       Letter dated November 8, 2000 from             15
        10(m)(1)      Teachers Insurance and Annuity
                      Association waiving any Event of Default
                      for the quarter ended October 31,
                      2000 under the Note Purchase Agreement
                      resulting from the Company's violation,
                      if any, of Section 10.1 of the Note
                      Purchase Agreement for the period.

         Exhibit      Letter dated November 9, 2000 from CIGNA        16
         10(m)(2)     Investment Management waiving any Event
                      of Default for the quarter ended October
                      31, 2000 under the Note Purchase Agreement
                      resulting from the Company's violation,
                      if any, of Section 10.1 of the Note
                      Purchase Agreement.

         Exhibit 11:  Statement Re:  Computation of per share         17
                      earnings

         Exhibit 27:  Financial Data Schedule                         18


   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   OIL-DRI CORPORATION OF AMERICA
     (Registrant)



   BY /S/JEFFREY M. LIBERT
   ----------------------------
      Jeffrey M. Libert
      Chief Financial Officer



   BY /S/DANIEL S. JAFFEE
   ----------------------------
      Daniel S. Jaffee

      President and Chief Executive Officer

   Dated:  December 15, 2000