Form 10-Q
period 2001-01-31
OIL DRI CORPORATION OF AMERICA
filed 2001-03-15
CIK 74046

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For the Quarter Ended January 31, 2001 Commission File Number 0-8675

                         OIL-DRI CORPORATION OF AMERICA
                         ------------------------------
           (Exact name of the registrant as specified in its charter)


                               DELAWARE 36-2048898
                              --------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


       410 North Michigan Avenue, Suite 400
               CHICAGO, ILLINOIS                          60611-4213
       ------------------------------------               ----------
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

                                    Yes X   No
                                       ---    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock - 5,470,435 Shares (Including 1,279,769 Treasury Shares) Class B Stock - 1,765,083 Shares (Including 342,241 Treasury Shares)

                                    CONTENTS

                                                                          PAGE
                                     PART I

ITEM 1: Financial Statements And Supplementary Data..........................3


ITEM 2: Management Discussion And Analysis Of Financial Condition
        And The Results Of Operations.......................................14

ITEM 3: Quantitative And Qualitative Disclosures About Market Risk..........18


                                     PART II

ITEM 6: Exhibits And Reports on Form 8-K....................................19

SIGNATURES..................................................................20

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                      -----------------------
ASSETS                                                JANUARY 31   JULY 31
                                                         2001        2000
                                                      -----------------------

CURRENT ASSETS
Cash and Cash Equivalents                              $     469   $   1,388
Investment Securities                                      1,230       1,219
Accounts Receivable, less allowance of $1,062
and $836 at January 31, 2001 and July 31, 2000,
  respectively                                            28,291      24,438
Inventories                                               15,941      16,928
Income taxes receivable                                    1,864       2,267
Prepaid Expenses                                           7,825       7,719
                                                       ---------   ---------
           TOTAL CURRENT ASSETS                           55,620      53,959
                                                       ---------   ---------

PROPERTY, PLANT AND EQUIPMENT - AT COST
Cost                                                     137,883     135,645
Less Accumulated Depreciation and Amortization           (80,163)    (76,033)
                                                       ---------   ---------
           TOTAL PROPERTY, PLANT AND                      57,720      59,612
           EQUIPMENT, NET                              ---------   ---------

OTHER ASSETS
Goodwill & Intangibles, net of accumulated
  amortization of $3,221 and $2,664 at January
31, 2001 and July 31, 2000, respectively                   9,995      10,324
Deferred Income Taxes                                      2,606       2,606
Other                                                      6,392       6,343
                                                       ---------   ---------
           TOTAL OTHER ASSETS                             18,993      19,273
                                                       ---------   ---------

TOTAL ASSETS                                           $ 132,333   $ 132,844
                                                       =========   =========


The accompanying notes are an integral part of the consolidated financial statements.

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                       ------------------------
LIABILITIES & STOCKHOLDERS' EQUITY                     JANUARY 31    JULY 31
                                                         2001        2000
                                                       ------------------------

CURRENT LIABILITIES

Current Maturities of Notes Payable                     $   2,150   $   1,750
Accounts Payable                                            5,580       4,804
Dividends Payable                                             473         473
Accrued Expenses                                           10,279       8,057
                                                        ---------   ---------
           TOTAL CURRENT LIABILITIES                       18,482      15,084
                                                        ---------   ---------

NONCURRENT LIABILITIES
Notes Payable                                              36,607      39,434
Deferred Compensation                                       2,712       3,112
Other                                                       2,375       2,250
                                                        ---------   ---------
           TOTAL NONCURRENT LIABILITIES                    41,694      44,796
                                                        ---------   ---------

           TOTAL LIABILITIES                               60,176      59,880
                                                        ---------   ---------

STOCKHOLDERS' EQUITY

Common Stock, par value $.10 per share, issued
  5,470,435 shares at January 31, 2001 and July
  31, 2000                                                    547         547
Class B Stock, par value $.10 per share, issued
  1,765,083 shares at January 31, 2001 and July
  31, 2000                                                    177         177
Additional Paid-In Capital                                  7,674       7,698
Retained Earnings                                          89,983      90,757
Restricted Unearned Stock Compensation                        (33)        (10)
Cumulative Translation Adjustment                          (1,355)     (1,310)
                                                        ---------    --------
                                                           96,993      97,859

Less Treasury Stock, at cost (1,279,769 Common
  shares and 342,241 Class B shares at January
  31, 2001, and 1,283,769 Common shares and
  342,241 Class B shares at July 31, 2000)                (24,836)    (24,895)
                                                        ---------    --------


           TOTAL STOCKHOLDERS' EQUITY                      72,157      72,964
                                                        ---------    --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $ 132,333   $ 132,844
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

                                                     -------------------------
                                                     FOR THE SIX MONTHS ENDED
                                                            JANUARY 31
                                                     -------------------------
                                                         2001        2000
                                                                  (RESTATED)
                                                     -------------------------
NET SALES                                              $  89,757    $  90,429
Cost Of Sales                                             66,975       64,765
                                                       ---------    ---------
GROSS PROFIT                                              22,782       25,664
Selling, General And Administrative Expenses              21,150       21,900
Restructuring Charge                                           0        1,239
                                                       ---------    ---------
INCOME FROM OPERATIONS                                 $   1,632    $   2,525

OTHER INCOME (EXPENSE)

   Interest Expense                                       (1,514)      (1,623)
   Interest Income                                           158          109
   Other, Net                                                (45)         228
                                                      ----------    ---------
      TOTAL OTHER EXPENSE, NET                            (1,401)      (1,286)
                                                       ---------    ---------

INCOME BEFORE INCOME TAXES                                   231        1,239
Income Taxes                                                  59          359
                                                       ---------    ---------
NET INCOME                                                   172          880

RETAINED EARNINGS
   Balance at Beginning of Year                           90,757       90,430
   Less Cash Dividends Declared                              946          954
                                                       ---------    ---------
RETAINED EARNINGS - JANUARY 31                         $  89,983    $  90,356
                                                       =========    =========

NET INCOME PER SHARE
   BASIC                                               $    0.03    $    0.15
                                                       =========    =========
   DILUTIVE                                            $    0.03    $    0.15
                                                       =========    =========

AVERAGE SHARES OUTSTANDING

   BASIC                                                   5,611        5,684
                                                         =======      =======
   DILUTIVE                                                5,612        5,851
                                                         =======      =======


The accompanying notes are an integral part of the consolidated financial statements.

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                             -------------------------
                                             FOR THE SIX MONTHS ENDED
                                                    JANUARY 31
                                             -------------------------
                                                 2001        2000
                                                          (RESTATED)
                                             -------------------------
NET INCOME                                       $   172      $   880

OTHER COMPREHENSIVE INCOME:
   Cumulative Translation Adjustments                (45)         (13)
                                                 -------      -------
TOTAL COMPREHENSIVE INCOME                       $   127      $   867
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

                                             -------------------------
                                               FOR THE THREE MONTHS
                                                      ENDED
                                                    JANUARY 31
                                             -------------------------
                                                 2001        2000
                                                          (RESTATED)
                                             -------------------------
NET SALES                                      $  46,408    $  45,880
Cost Of Sales                                     35,263       33,796
                                               ---------    ---------
GROSS PROFIT                                      11,145       12,084
Selling, General And Administrative Expenses      10,925       11,133
Restructuring Charge                                   0        1,239
                                               ---------    ---------
INCOME (LOSS) FROM OPERATIONS                        220         (288)

OTHER INCOME (EXPENSE)                              (745)        (828)
   Interest Expense                                  114           48
   Interest Income                                    60          224
                                               ---------    ---------
   Other, Net                                       (571)        (556)
                                               ---------    ---------
      TOTAL OTHER EXPENSE, NET

LOSS BEFORE INCOME TAXES                            (351)        (844)
Income Tax Benefits                                  (90)        (245)
                                               ---------    ---------
NET LOSS                                            (261)        (599)
                                               =========    =========

NET INCOME (LOSS) PER SHARE
   BASIC                                       $   (0.05)   $   (0.11)
                                               =========    =========
   DILUTIVE                                    $   (0.05)   $   (0.10)
                                               =========    =========

AVERAGE SHARES OUTSTANDING
   BASIC                                           5,612        5,646
                                                 =======      =======
   DILUTIVE                                        5,612        5,804
                                                 =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                             -------------------------
                                               FOR THE THREE MONTHS
                                                       ENDED
                                                    JANUARY 31
                                             -------------------------
                                                 2001        2000
                                                          (RESTATED)
                                             -------------------------

NET INCOME                                      $   (261)    $   (599)

Other Comprehensive Income:
   Cumulative Translation Adjustments                  8           (3)
                                                --------     --------
TOTAL COMPREHENSIVE INCOME                      $   (253)    $   (602)
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

                     OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                        -----------------------
                                                          FOR THE SIX MONTHS
                                                                ENDED
                                                              JANUARY 31
                                                        -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES                       2001       2000
------------------------------------                                (RESTATED)
                                                        -----------------------
NET INCOME                                               $    172     $    880

Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation and Amortization                            4,564        4,547
   Non-Cash Restructuring Charge                                0        1,239
   Provision for bad debts                                    230           59
   (Increase) Decrease in:
      Accounts Receivable                                  (4,083)      (1,272)
      Inventories                                             987       (1,195)
      Prepaid Expenses and Taxes                              297         (956)
      Deferred Income Taxes                                     0            4
      Other Assets                                            (69)      (1,178)
   Increase (Decrease) in:
      Accounts Payable                                        776         (127)
      Accrued Expenses                                      2,322       (1,001)
      Deferred Compensation                                  (401)        (120)
      Special Charge Reserve                                 (100)          --
      Other                                                   125          181
                                                         --------     --------
           TOTAL ADJUSTMENTS                                4,648          181
                                                         --------     --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                4,820        1,061
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES

   Capital Expenditures                                    (2,641)      (3,493)
   Proceeds from sale of property, plant and                  180           12
equipment

   Purchases of Investment Securities                      (1,230)      (1,219)
   Dispositions of Investment Securities                    1,219        1,225
   Other                                                      128           (8)
                                                         --------     --------

   NET CASH USED IN INVESTING ACTIVITIES                   (2,344)      (3,483)
                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Principal Payments on Long-Term Debt                    (2,427)      (1,246)
   Proceeds from Issuance of Long-Term Debt                     0        5,013
   Dividends Paid                                            (946)        (965)
   Purchases of Treasury Stock                                  0       (1,727)
   Other                                                      (22)         (27)
                                                         --------     --------
   NET CASH (USED IN) PROVIDED BY FINANCING                (3,395)       1,048
                                                         --------     --------
ACTIVITIES

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (919)      (1,374)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                1,388        4,362
                                                         --------     --------
CASH AND CASH EQUIVALENTS, JANUARY 31                    $    469     $  2,988
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

2.  RESTATEMENT

On July 24, 2000 Oil-Dri Corporation of America filed a report on Form 8-K with the Securities and Exchange Commission which disclosed that reported financial results for each of the first three quarters of its fiscal year ending July 31, 2000 would be restated. The filing reported that a review of trade spending in the Consumer Products segment showed that the Company's accruals for marketing expenses should be increased and sales should be decreased. The restatement had the effect of decreasing income before tax by $1,323,000, net income by $939,000, basic income per share by $0.17 and diluted net income per share by $0.16 for the six months ended January 1, 2000. At January 31, 2000, the restatement increased accrued expenses, net of the related income tax reduction, by $316,000, decreased accounts receivable, net of the related income tax reduction, by $623,000 and decreased retained earnings by $939,000.

3. RESTRUCTURING CHARGE

During the second quarter of fiscal 2000, the Company recorded a pre-tax restructuring charge of $1,239,000 against income from operations, as follows:

           Severance costs        $  604,000
           Non-performing asset      635,000
                                  ----------
           Restructuring charge   $1,239,000
                                  ==========

The severance costs were related to a realignment of the Company's personnel costs to bring them more in line with current levels of sales and profitability. The majority of the positions terminated were at the selling, general and administrative level.

The net book value of the non-performing asset consisted of specific production equipment that was idled. The equipment had been used in the Crop Production and Horticultural Products segment. Because management does not rely on segment asset allocation, information regarding the results of operations for this specific asset cannot be identified. However, the results are included in cost of sales.

4. INVENTORIES

The composition of inventories is as follows (in thousands):

                           ----------------------------
                               JANUARY 31    JULY 31
                              (UNAUDITED)    (AUDITED)
                           ----------------------------
                                 2001          2000
                           ----------------------------
Finished goods                $  9,079        $ 10,251
Packaging                        5,073           5,273
Other                            1,789           1,404
                              --------        --------
                              $ 15,941        $ 16,928
                              ========        ========

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

5.  NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS

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

In May 2000, the Emerging Issues Task Force (EITF) issued its conclusion on EITF No. 00-14, "Accounting for Certain Sales Incentives." The EITF concluded that certain coupon expenses should be reported as a reduction of sales rather than a marketing expense. The Company is currently required to adopt this change by July 2001 and restate prior periods. When adopted, the Company's net sales will be reduced by certain sales incentives, resulting in lower net sales and a corresponding reduction in merchandising expenses. The amount of the reclassification has not been finalized but is not expected to have a material impact upon the Company's financial statements.

6.  SEGMENT REPORTING

The Company has four reportable operating segments: Consumer Products Group, Specialty Products Group, Crop Production and Horticultural

Products Group, and Industrial and Automotive Products Group. These segments are managed separately because each business has different economic characteristics. The Specialty Products Group was previously described as Fluids Purification Products, and the Crop Production and Horticultural Products Group was described as the Agricultural Products Group. In addition, certain businesses were transferred between the Crop Production and Horticultural Products Group and the Specialty Products Group as described below.
The accounting policies of the segments are the same as those described in Note 1 of the Company's Annual Report for the year ended July 31, 2000 on Form 10-K filed with the Securities and Exchange Commission.

Because management does not rely on segment asset allocation, information regarding segment assets is not meaningful and therefore is not reported.

                                         ------------------------------------
                                              Six Months Ended January 31
                                          ------------------------------------
                                             Net Sales      Operating Income
                                          ------------------------------------
                                           2001     2000     2001      2000
                                                 (restated)         (restated)
                                          -------  -------- --------  --------
                                                    (in thousands)
Consumer Products Group.................. $59,992  $60,194  $ 5,152   $ 7,810
Specialty Products Group.................  12,124   13,476(2) 1,878     2,334(2)
Crop Production and Horticultural
  Products Group.........................   8,040    7,693(2)   820       866(2)
Industrial and Automotive Products
  Group..................................   9,601    9,066      386       537
                                          -------  -------  -------   -------

TOTAL SALES/OPERATING INCOME............  $89,757  $90,429  $ 8,236   $11,547
                                          =======  =======  -------   -------
Less:
  Special Charge..........................................         0    1,239(1)
  Corporate Expenses......................................     6,648    7,555
  Interest Expense, net of Interest Income................     1,356    1,514
                                                            --------  -------
INCOME BEFORE INCOME TAXES................................      232     1,239
                                                           --------   -------
Income Taxes..............................................       60       359
                                                           --------   -------
NET INCOME................................................  $   172   $   880
                                                           ========   =======

                                          ------------------------------------
                                              Six Months Ended January 31
                                          ------------------------------------
                                             Net Sales      Operating Income
                                          ------------------------------------
                                           2001     2000     2001      2000
                                                 (restated)         (restated)
                                          -------  -------- --------  --------
                                                    (in thousands)

Consumer Products Group.................  $31,725  $30,951  $ 2,406   $ 3,329
Specialty Products Group................    5,652    6,502(2)   704     1,023(2)
Crop Production and Horticultural
  Products Group........................    4,314    3,961(2)   426       365(2)
Industrial and Automotive Products
  Group.................................    4,717    4,466      192       256
                                          -------  -------  -------   -------

TOTAL SALES/OPERATING OPERATING INCOME..  $46,408  $45,880    3,728    4,973
                                          =======  =======  -------   -------
Less:
  Special Charges.........................................        0    1,239(1)
  Corporate Expenses......................................    3,448    3,798
  Interest Expense, net of Interest
    Income................................................      630      780
                                                           --------  -------
INCOME BEFORE INCOME TAXES................................     (350)    (844)
                                                           --------  -------
Income Taxes..............................................      (89)    (245)
                                                           --------  -------
NET INCOME................................................ $   (261) $  (599)
                                                           ========  =======

1. See Note 3 for a discussion of the special charge recorded in fiscal 2000.

2. Includes reclassification of animal health & nutrition products from the Crop Production and Horticultural Products Group to the Specialty Products Group to take advantage of international opportunities and spread the time-intensive burden of new product and market development between the business units.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2001 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2000 (RESTATED)

RESULTS OF OPERATIONS

Consolidated net sales for the six months ended January 31, 2001 were $89,757,000, a decrease of 0.7% from net sales of $90,429,000 in the first six months of fiscal 2000. Net income for the first six months of fiscal 2001 was $172,000, a decrease of 80% from $880,000 earned in the first six months of fiscal 2000. Basic and diluted net income per share for the first six months of fiscal 2001 was $0.03 versus $0.15 basic and diluted net income per share earned in the first six months of fiscal 2000.

Net sales of the Consumer Products Group for the first six months of fiscal 2001 were $59,992,000, a decrease of 0.3% from net sales of $60,194,000 in the first six months of fiscal 2000. This segment's operating income decreased 34% from $7,810,000 in the first six months of fiscal 2000 to $5,152,000 in the first six months of fiscal 2001 due to a reduction of gross profit for our mass merchandiser customers and Oil-Dri Canada. The reduction of gross profit was caused by unfavorable product mix for our mass merchandiser customers and higher material and transportation cost in Canada. Also, fuel costs had a negative impact on the income of the entire Consumer Products Group.

Net sales of the Specialty Products Group for the first six months of fiscal 2001 were $12,124,000, a decrease of 10.0% from net sales of $13,476,000 in the first six months of fiscal 2000. This segment's operating income decreased 19.5% from $2,334,000 in the first six months of fiscal 2000 to $1,878,000 in the first six months of fiscal 2001 due to the gross profit implications of reduced sales, increased fuel costs, unfavorable foreign exchange rates and a one-time, pre-tax charge of $220,000 related to the exit the Rheological Products business. Fiscal year 2000 net sales and operating income reflect a reclassification of $1,344,000 and $40,000 respectively for certain products and customers from the Crop Production and Horticultural Products segment to the Specialty Products segment.

Net sales of the Crop Production and Horticultural Products Group for the first six months of fiscal 2001 were $8,040,000, an increase of 4.5% from net sales of $7,693,000 in the first six months of fiscal 2000, led primarily by an increase in AGSORB(R) carrier sales. Crop Production and Horticultural Products' operating income decreased 5.3% from $866,000 in the first six months of fiscal 2000 to $820,000 in the first six months of fiscal 2001.

Net sales of the Industrial and Automotive Products Group for the first six months of fiscal 2001 were $9,601,000, an increase of 5.9% from net sales of $9,066,000 in the first six months of fiscal 2000 due to increased sales volume of auto and hardware products. Industrial and

Automotive Products' operating income decreased 28.1% from $537,000 in the first six months of fiscal 2000 to $386,000 in the first six months of fiscal 2001 due to increased fuel costs.

Consolidated gross profit as a percentage of net sales for the first six months of fiscal 2001 decreased to 25.4% from 28.4% in the first six months of fiscal 2000 due to an increase in the cost of fuel to operate our manufacturing plants and distribution processes and fierce competition in the consumer cat litter market. The Company experienced a $2,090,000 fuel cost increase to process our clays over the first six months of fiscal 2000.

Operating expenses as a percentage of net sales for the first six months of fiscal 2001 decreased to 23.6% from 25.6% in the first six months of fiscal 2000 due to a reduction in corporate expenses, largely attributable to the fiscal 2000 restructuring expenses and a reduction in administrative expense.

Interest expense and interest income for the first six months of fiscal 2001 were better by $157,000 from fiscal 2000, due to lower levels of debt.

The Company's effective tax rate was 25.6% of pre-tax income in the first six months of fiscal 2001 versus 29.0% in the first six months of fiscal 2000.

Total assets of the Company decreased $511,000 or 0.4% during the first six months of fiscal 2001. Current assets increased $1,661,000 or 3.1% from fiscal 2000 year-end balances primarily due to increased accounts receivable. Property, plant and equipment, net of accumulated depreciation, decreased $1,892,000 or 3.2% during the first six months as depreciation expense exceeded capital expenditures.

Total liabilities increased $296,000 or 0.5% during the first six months of fiscal 2001. Current liabilities increased $3,398,000 or 22.5% from fiscal 2000 year-end balances due to increases in fuel purchases, trade promotions and advertising and current debt maturities.

EXPECTATIONS

The Company anticipates that third quarter sales will be flat to slightly ahead of the same quarter a year ago. The Company is focused on increasing the quality and productivity of its processes, which will contribute to profitability in both the next quarter and over the long term. The Company has implemented price increases to pass rising costs along to its customers and help improve margins in the future.

Fluctuations in natural gas and other fuel prices will continue to have a very significant impact on the Company's earnings. The impossibility of anticipating future energy prices makes it difficult to forecast the Company's fully diluted earnings per share beyond a broad range of $0.15 to $0.35 per diluted share for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio decreased to 3.0:1 at January 31, 2001 from 3.6:1 at July 31, 2000. Working capital decreased $1,737,000 during the first six months of fiscal 2001 to $37,138,000, primarily due to higher accrued expenses, offset by higher receivables. During the first six months of fiscal 2001, the balances of cash, cash equivalents and investment securities decreased $908,000.

Cash provided by operating activities was used to fund capital expenditures of $2,641,000, payments on long-term debt of $2,427,000 and dividend payments of $946,000. Total cash and investment balances held by the Company's foreign subsidiaries at January 31, 2001 and July 31, 2000 were $2,312,000 and $2,366,000, respectively.

The Company entered into an amendment with Teachers Insurance and Annuity Association and CIGNA Investments, Inc. to amend its Note Purchase Agreement dated as of April 15, 1998 ("1998 Note Agreement") to modify the fixed charges coverage ratio covenant therein from the prior ratio of 1.5 to 1, to the new ratios as follows: (i) for the period ending November 1, 2000 through April 30, 2001 - ratio of 1.00 to 1; (ii) for the period ending May 1, 2001 through October 31, 2001 - ratio of 1.15 to 1; for the period ending November 1, 2001 through July 31, 2002 - ratio of 1.25 to 1; and for the period ending August 1, 2002 and thereafter - ratio of 1.50 to 1.

The Company also entered into amendments with Teachers Insurance and Annuity Association of its Note Agreement dated as of April 15, 1993 and its Note Agreement dated as of April 15, 1991 to add a fixed charges coverage ratio on substantially the same terms as those in the 1998 Note Agreement as amended.

THREE MONTHS ENDED JANUARY 31, 2001 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2000 (RESTATED)S

RESULTS OF OPERATIONS

Consolidated net sales for the second quarter ended January 31, 2001 were $46,408,000, an increase of 1.2% from net sales of $45,880,000 in the second quarter of fiscal 2000. The net loss for the second quarter of fiscal 2001 was $261,000, which was 56% less than the $599,000 loss in the second quarter of fiscal 2000. Basic and diluted net loss per share for the second quarter of fiscal 2001 were both $0.05 versus $0.11 basic net loss per share and $0.10 diluted net loss per share earned in the second quarter of fiscal 2000.

Net sales of the Consumer Products Group for the second quarter of fiscal 2001 were $31,725,000, an increase of 2.5% from net sales of $30,951,000 in the second quarter of fiscal 2000. This segment's operating income decreased 27.7% from $3,329,000 in the second quarter of fiscal 2000 to $2,406,000 in the same period of fiscal 2001. This decrease was due to a reduction of gross profit from mass merchandiser customers, caused by unfavorable product mix and by fuel cost increases, which negatively impacted the income of the entire Consumer Products Group.

Net sales of the Specialty Products Group for the second quarter of fiscal 2001 were $5,652,000, a decrease of 13.1% from net sales of $6,502,000 in the second quarter of fiscal 2000. This segment's operating income decreased 31.2% from $1,023,000 in the second quarter of fiscal 2000 to $704,000 in the second quarter of fiscal 2001 due to soft demand of PURE-FLO(R) bleaching clays and ULTRA-CLEAR(R) clarification aids, increased fuel costs, unfavorable foreign exchange fluctuations and a one-time pre-tax charge of $220,000 to exit the Rheological Products business. Fiscal year 2001 net sales and operating income reflect the reclassification for certain products and customers from the Crop Production and Horticultural Products Group to the Specialty Products Group.

Net sales of the Crop Production and Horticultural Products Group for the second quarter of fiscal 2001 were $4,314,000, an increase of 8.9% from net sales of $3,961,000 in the second quarter of fiscal 2000, led primarily by an increase in AGSORB(R) products. This segment's operating income increased 16.7% from $365,000 in the second quarter of fiscal 2000 to $426,000 in the second quarter of fiscal 2001.

Net sales of the Industrial and Automotive Products Group for the second quarter of fiscal 2001 were $4,717,000, an increase of 5.6% from net sales of $4,466,000 in the second quarter of fiscal 2000 due to increased sales volume of both clay and non-clay products. This segment's operating income decreased 25.0% from $256,000 in the second quarter of fiscal 2000 to $192,000 in the second quarter of fiscal 2001 due to increased fuel costs.

Consolidated gross profit as a percentage of net sales for the second quarter of fiscal 2001 decreased to 24.0% from 26.3% in the second quarter of fiscal 2000 due to increased fuel costs and fierce competition in our consumer products area. The Company experienced a $1,169,000 fuel cost increase to process our clays over the second quarter of fiscal 2000.

Operating expenses as a percentage of net sales for the second quarter of fiscal 2001 decreased to 23.5% from 27.0% in the second quarter of fiscal 2000 due to a reduction in corporate expenses, largely attributable to the fiscal 2000 restructuring expenses and a reduction in administrative expenses.

Interest expense and interest income for the second quarter of fiscal 2001 were better by $149,000 from fiscal 2000, due lower debt levels.

The Company's effective tax rate was 25.6% of pre-tax income in the second quarter of fiscal 2001 versus 29.0% in the same period of fiscal 2000.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries during the six months ended January 31, 2001 were $6,147,000 or 6.8% of total Company sales.

This represents a decrease of 15.9% from the same period of fiscal 2000 in which foreign subsidiary sales were $7,311,000 or 8.0% of total Company sales. This decrease is due to the loss of bleaching clay sales to a major customer. Net income of the foreign subsidiaries for the first six months of fiscal 2001 was a loss of $376,000, a decrease of $722,000 from $346,000 income earned from the same period of fiscal 2000. This decrease was primarily due to lower gross profit margins resulting from higher material cost and adverse currency issues. Identifiable assets of the Company's foreign subsidiaries as of January 31, 2001 were $10,201,000, $11,135,000 as of January 31, 2000.

Net sales by the Company's foreign subsidiaries during the three months ended January 31, 2001 were $2,998,000 or 6.5% of total Company sales. This represents a decrease of $704,000 or 19.0% from the second quarter of fiscal 2000, in which foreign subsidiary sales were $3,702,000 or 8.0% of total Company sales. The decrease is due to reduced sales of products in overseas markets, as discussed above. Net income of the foreign subsidiaries for the three months ended January 31, 2001 was a loss of $192,000, a decrease of $291,000 from $99,000 income earned in the second quarter of fiscal 2000. This decrease was primarily due to the incremental gross profit lost from the loss of sales as well as higher material costs.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading "Expectations" and those statements elsewhere in this report that use forward-looking terminology such as "expect," "would," "could," "should," "estimates," and "believes" are "forward-looking statements" within the meaning of that term in the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those reflected in these forward-looking statements, due primarily to continued vigorous competition in the consumer cat litter market, the level of increases in energy prices and the level of success in implementing price increases and energy surcharges to offset energy costs. These forward-looking statements also involve the risk of changes in market conditions in the overall economy and, for the fluids purification and agricultural markets, in planting activity, crop quality, crop prices and overall agricultural demand, including export demand and foreign exchange rate fluctuations. Other factors affecting these forward-looking statements may be detailed from time to time in reports filed with the Securities and Exchange Commission.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not have any derivative financial instruments as of January 31, 2001. However, the Company is exposed to interest rate risk. The Company employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short term investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.

                           PART II - OTHER INFORMATION

ITEM 4. (A) SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: On December 5, 2000, the 2000 Annual Meeting of Stockholders of Oil-Dri Corporation of America was held for the purpose of considering and voting on:

            1.   The election of nine directors.

            ELECTION OF DIRECTORS

Thefollowing schedule sets forth the results of the vote to elect directors. A total of 15,637,848 shares were eligible to vote.

                                            Votes For
            DIRECTOR                  (not less than)
            --------                  ---------------
            J. Steven Cole                 15,535,249
            Arnold W. Donald               15,535,249
            Ronald B. Gordon               15,535,249
            Daniel S. Jaffee               15,535,249
            Richard M. Jaffee              15,535,249
            Thomas D. Kuczmarski           15,535,249
            Joseph C. Miller               15,535,249
            Paul J. Miller                 15,535,249
            Allan H. Selig                 15,535,249

6.   (a)EXHIBITS:  The following documents are an exhibit to this report.

                                                                       Exhibit
                                                                        Index
                                                                       -------

         Exhibit         Second Amendment dated January 15, 2001         21
         10(m)(3)        to Note Agreement dated April 15, 1991
                         with Teachers Insurance and Annuity
                         Association of America.

         Exhibit         First Amendment dated January 15, 2001          28
         10(m)(4)        to Note Agreement dated April 15, 1993
                         with Teachers Insurance and Annuity
                         Association of America.

         Exhibit         First Amendment dated January 15, 2001          35
         10(m)(5)        to Note Agreement dated April 15, 1998
                         with Teachers Insurance and Annuity
                         Association of America and CIGNA
                         Investments, Inc.                               39

         Exhibit 11:     Statement Re:  Computation of per share
                         earnings

         Exhibit 27:     Financial Data Schedule                         40

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

   Dated:  March 15, 2001