Form 10-Q
period 2001-04-30
OIL DRI CORPORATION OF AMERICA
filed 2001-06-13
CIK 74046

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[x]            Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                   For the Quarterly Period Ended April 30, 2001

                                       OR

[ ]           Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
         For the transition period from _____________ to ______________

                          Commission File Number 0-8675

                         OIL-DRI CORPORATION OF AMERICA
                         ------------------------------
           (Exact name of the registrant as specified in its charter)


                               DELAWARE 36-2048898
                               -------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


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

Common Stock - 5,470,435 Shares (Including 1,278,769 Treasury Shares) Class B Stock - 1,765,083 Shares (Including 342,241 Treasury Shares)

                                    CONTENTS


                                     PART I                             PAGE

ITEM 1: Financial Statements And Supplementary Data........................3


ITEM 2: Management Discussion And Analysis Of Financial Condition
        And The Results Of Operations.....................................14

ITEM 3: Quantitative And Qualitative Disclosures About Market Risk........18


                                     PART II

ITEM 6: Exhibits And Reports on Form 8-K..................................19

SIGNATURES................................................................20

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                          ---------------------
                                                             APRIL 30  JULY 31
                                                               2001      2000
                                                          ---------------------
CURRENT ASSETS
Cash and Cash Equivalents                                  $     396  $  1,388
Investment Securities                                          1,230     1,219
Accounts Receivable, less allowance of $1,102
  and $836 at April 30, 2001 and July 31, 2000,
  respectively                                                24,800    24,438
Non-recurring Fee Receivable                                   4,278        --
Inventories                                                   15,744    16,928
Income taxes receivable                                        1,210     2,267
Prepaid Expenses                                               7,897     7,719
                                                           ---------  --------
            TOTAL CURRENT ASSETS                           $  55,555  $ 53,959
                                                           ---------  --------

PROPERTY, PLANT AND EQUIPMENT - AT COST
Cost                                                         138,574   135,645
Less Accumulated Depreciation and Amortization               (81,740)  (76,033)
                                                           ---------- ---------
            TOTAL PROPERTY, PLANT AND EQUIPMENT, NET       $  56,834  $ 59,612
                                                           ---------  --------
OTHER ASSETS
Goodwill & Intangibles, net of accumulated
  amortization of $3,395 and $2,664 at April 30,
  2001 and July 31, 2000, respectively                         9,866    10,324
Deferred Income Taxes                                          2,606     2,606
Other                                                          5,850     6,343
                                                           ---------  --------
            TOTAL OTHER ASSETS                             $  18,322  $ 19,273
                                                           ---------  --------

TOTAL ASSETS                                               $ 130,711  $132,844
                                                           =========  ========



The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                       ------------------------
LIABILITIES & STOCKHOLDERS' EQUITY                        APRIL 30     JULY 31
                                                                2001        2000
                                                       ------------------------
CURRENT LIABILITIES
Current Maturities of Notes Payable                     $  2,150    $  1,750
Accounts Payable                                           2,986       4,804
Dividends Payable                                            473         473
Accrued Expenses                                          11,485       8,057
                                                        --------    --------
           TOTAL CURRENT LIABILITIES                      17,094      15,084
                                                        --------    --------
NONCURRENT LIABILITIES
Notes Payable                                             34,907      39,434
Deferred Compensation                                      2,708       3,112
Other                                                      2,437       2,250
                                                        --------    --------
           TOTAL NONCURRENT LIABILITIES                   40,052      44,796
                                                        --------    --------
           TOTAL LIABILITIES                              57,146      59,880
                                                        --------    --------
STOCKHOLDERS' EQUITY
Common Stock, par value $.10 per share, issued
  5,470,435 shares at April 30 and July
  31, 2000                                                   547         547
Class B Stock, par value $.10 per share, issued
  1,765,083 shares at April 30, 2001 and July
  31, 2000                                                   177         177
Additional Paid-In Capital                                 7,667       7,698
Retained Earnings                                         91,416      90,757
Restricted Unearned Stock Compensation                       (33)        (10)
Cumulative Translation Adjustment                         (1,388)     (1,310)
                                                          ------      ------
                                                          98,386      97,859
Less Treasury Stock, at cost (1,278,769 Common
  shares and 342,241 Class B shares at April 30,
  2001, and 1,283,769 Common shares and 342,241
  Class B shares at July 31, 2000)                       (24,821)    (24,895)
                                                       ---------    --------
           TOTAL STOCKHOLDERS' EQUITY                     73,565      72,964
                                                       ---------   ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $ 130,711   $ 132,844
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


                                                 -------------------------
                                                 FOR THE NINE MONTHS ENDED
                                                           APRIL 30
                                                 -------------------------
                                                       2001        2000
                                                                (RESTATED)
                                                 -------------------------
NET SALES                                          $ 131,850    $ 133,033
Cost Of Sales                                         99,055       95,308
                                                   ---------    ---------
GROSS PROFIT                                          32,795       37,725
Selling, General And Administrative Expenses          32,304       32,552
Non-recurring Fee                                     (4,278)          --
Restructuring Charge                                      --        1,239
                                                   ---------    ---------
INCOME FROM OPERATIONS                                 4,769        3,934

OTHER INCOME (EXPENSE)
   Interest Expense                                   (2,228)      (2,409)
   Interest Income                                       200          164
   Other, Net                                             69          339
                                                   ---------    ---------
      TOTAL OTHER EXPENSE, NET                        (1,959)      (1,906)
                                                   ---------    ---------

INCOME BEFORE INCOME TAXES                             2,810        2,028
Income Taxes                                             732          588
                                                   ---------    ---------
NET INCOME                                             2,078        1,440

RETAINED EARNINGS
   Balance at Beginning of Year                       90,757       90,430
   Less Cash Dividends Declared                        1,419        1,427
                                                   ---------    ---------
RETAINED EARNINGS - APRIL 30                       $  91,416    $  90,443
                                                   =========    =========

NET INCOME PER SHARE
   BASIC                                           $    0.37    $    0.25
                                                   =========    =========
   DILUTIVE                                        $    0.37    $    0.25
                                                   =========    =========

AVERAGE SHARES OUTSTANDING
   BASIC                                               5,612        5,660
                                                     =======      =======
   DILUTIVE                                            5,612        5,736
                                                     =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                 -------------------------
                                                 FOR THE NINE MONTHS ENDED
                                                           APRIL 30
                                                 -------------------------
                                                       2001        2000
                                                                 (RESTATED)
                                                 -------------------------

NET INCOME                                          $  2,078     $  1,440

OTHER COMPREHENSIVE INCOME:
   Cumulative Translation Adjustments                    (78)         (79)
                                                    --------     --------
TOTAL COMPREHENSIVE INCOME                          $  2,000     $  1,361
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


                                                   -------------------------
                                                   FOR THE NINE MONTHS ENDED
                                                             APRIL 30
                                                   -------------------------
                                                       2001          2000
                                                                  (RESTATED)
                                                   -------------------------

NET SALES                                             $  42,093    $  42,604
Cost Of Sales                                            32,080       30,543
                                                      ---------    ---------
GROSS PROFIT                                             10,013       12,061
Selling, General And Administrative Expenses             11,154       10,652
Non-recurring Fee                                        (4,278)          --
                                                      ----------   ---------
INCOME (LOSS) FROM OPERATIONS                             3,137        1,409

OTHER INCOME (EXPENSE)
   Interest Expense                                        (714)        (786)
   Interest Income                                           42           55
   Other, Net                                               114          111
                                                      ---------    ---------
      TOTAL OTHER EXPENSE, NET                             (558)        (620)
                                                      ---------    ---------

INCOME BEFORE INCOME TAXES                                2,579          789
Income Tax                                                  673          229
                                                      ---------    ---------
NET INCOME                                                1,906          560
                                                      =========    =========

NET INCOME PER SHARE
   BASIC                                                   0.34         0.10
                                                      =========    =========
   DILUTIVE                                                0.34         0.10
                                                      =========    =========

AVERAGE SHARES OUTSTANDING
   BASIC                                                  5,614        5,610
                                                      =========    =========
   DILUTIVE                                               5,614        5,611
                                                      =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                  -------------------------
                                                  FOR THE NINE MONTHS ENDED
                                                            APRIL 30
                                                  -------------------------
                                                        2001         2000
                                                                  (RESTATED)
                                                  -------------------------
NET INCOME                                                $ 1,906   $   560

OTHER COMPREHENSIVE INCOME:
   Cumulative Translation Adjustments                         (33)      (66)
                                                          -------   -------

TOTAL COMPREHENSIVE INCOME                                $ 1,873   $   494
                                                          =======   =======































The accompanying notes are an integral part of the consolidated financial statements

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                      -------------------------
                                                      FOR THE NINE MONTHS ENDED
                                                                APRIL 30
                                                      -------------------------
                                                            2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES                                  (RESTATED)
------------------------------------                  -------------------------
NET INCOME                                               $  2,078     $  1,440

Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation and Amortization                            6,860        6,792
   Non-Cash Restructuring Charge                               --        1,039
   Provision for Bad Debts                                    120          102
   (Increase) Decrease in:
      Accounts Receivable                                    (482)         868
      Non-recurring Fee Receivable                         (4,278)          --
      Inventories                                           1,183       (2,672)
      Prepaid Expenses and Taxes                              878       (1,531)
      Deferred Income Taxes                                    --            4
      Other Assets                                            428       (1,335)
   Increase (Decrease) in:
      Accounts Payable                                     (1,817)         160
      Accrued Expenses                                      3,527       (1,495)
      Deferred Compensation                                  (404)        (131)
      Special Charge Reserve                                 (100)          --
      Other                                                   187         (197)
                                                         --------     --------
           TOTAL ADJUSTMENTS                                6,102        1,604
                                                         --------     --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                8,180        3,044
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                                    (4,108)      (4,888)
   Proceeds from Sale of Property, Plant and                  288           12
Equipment
   Purchases of Investment Securities                      (1,230)      (1,219)
   Dispositions of Investment Securities                    1,220        1,225
   Other                                                      245           (9)
                                                         --------     --------

   NET CASH USED IN INVESTING ACTIVITIES                   (3,585)      (4,879)
                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal Payments on Long-Term Debt                    (4,127)      (4,326)
   Proceeds from Issuance of Long-Term Debt                    --        6,013
   Dividends Paid                                          (1,419)      (1,438)
   Purchases of Treasury Stock                                 --       (1,727)
   Other                                                      (41)         (61)
                                                         --------     --------
   NET CASH (USED IN) PROVIDED BY FINANCING                (5,587)      (1,539)
                                                         --------     --------
ACTIVITIES

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (992)      (3,374)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                1,388        4,362
                                                         --------     --------
CASH AND CASH EQUIVALENTS, APRIL 30                      $    396     $    988
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

3. NON-RECURRING FEE

Included in current year income from operations for both the third quarter and year-to-date is non-recurring fee income of $4,278,000, which resulted from the early termination of a supply agreement. The non-recurring fee income was also established as a receivable value during the third quarter. Therefore, the fee income had a neutral cash flow impact for the third quarter and year-to-date.

4. RESTRUCTURING CHARGE

During the second quarter of fiscal 2000, the Company recorded a pre-tax restructuring charge of $1,239,000 against income from operations, as follows:

           Severance costs           $  604,000
           Non-performing asset         635,000
                                     ----------
           Restructuring charge      $1,239,000
                                     ==========

The severance costs were related to a realignment of the Company's personnel costs to bring them more in line with sales and profitability. The majority of the positions terminated were at the selling, general and administrative level.

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

5. INVENTORIES
The composition of inventories is as follows (in thousands):

                           -------------------------
                             APRIL 30     JULY 31
                           (UNAUDITED)   (AUDITED)
                           -------------------------
                               2001        2000
                           -------------------------
Finished goods                $  9,338      $10,251
Packaging                        4,336        5,273
Other                            2,070        1,404
                              --------     --------
                              $ 15,744     $ 16,928
                              ========     ========

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

6.  NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133," ("SFAS No. 138") which amended SFAS No. 133 and added guidance for certain derivative instruments and hedging activities. The new standard, SFAS No. 133 as amended by SFAS No. 138, requires recognition of all derivatives as either assets or liabilities at fair value. One of the primary amendments to SFAS No. 133, which is covered by SFAS No. 138, establishes a "normal purchases and normal sales" exception. This exception permits companies to exclude contracts which provide for the purchase or sale of something other than a financial derivative instrument that will be delivered in quantities expected to be used or sold by the entity over a reasonable period of time in the normal course of business operations. The Company adopted SFAS No. 133 as amended by SFAS No. 138 effective October 31, 2000. The Company has forward purchase contracts for certain natural gas commodities that qualify for the "normal purchase" exception provisions of SFAS No. 138. The adoption of SFAS No. 133 as amended by SFAS No. 138 had no material effect on either the financial position or results of operations.

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

7.  SEGMENT REPORTING

The Company has four reportable operating segments: Consumer Products Group, Specialty Products Group, Crop Production and Horticultural Products Group, and Industrial and Automotive Products Group. These segments are managed separately because each business has different economic characteristics. The Specialty Products Group was previously described as the Fluids Purification Products Group, and the Crop Production and Horticultural Products Group was described as the Agricultural Products Group. In addition, certain businesses were transferred between the Crop Production and Horticultural Products Group and the Specialty Products Group as described below.

The accounting policies of the segments are the same as those described in Note 1 of the Company's Annual Report for the year ended July 31, 2000 on Form 10-K filed with the Securities and Exchange Commission.

Because management does not rely on segment asset allocation, information regarding segment assets is not meaningful and therefore is not reported.

                                         -------------------------------------
                                              Nine Months Ended April 30
                                         -------------------------------------
                                             Net Sales        Operating Income
                                         -------------------------------------
                                           2001      2000      2001     2000
                                                  (restated)         (restated)
                                         -------------------------------------
                                                    (in thousands)
Consumer Products Group................. $ 85,500  $ 86,612  $ 6,005  $10,425
Specialty Products Group................   18,061    19,319(2) 2,438   3,1422
Crop Production and Horticultural
  Products Group........................   13,630    13,193(2)  1,795   1,871(2)
Industrial and Automotive Products
  Group.................................   14,659    13,909       647     819
                                         -------- ---------  -------- -------

TOTAL SALES/OPERATING INCOME............ $131,850  $133,033  $10,885  $16,257
                                         ========  ========  -------  -------
Non-recurring Fee(3).......................................    4,278       --
Less:
  Special Charge(1)                                               --    1,239
  Corporate Expenses.......................................   10,326   10,745
  Interest Expense, net of Interest Income.................    2,027    2,245
                                                             -------  -------
INCOME BEFORE INCOME TAXES.................................    2,810    2,028
                                                             -------  -------
Income Taxes...............................................      732      588
                                                             -------  -------
NET INCOME.................................................  $ 2,078  $ 1,440
                                                             =======  =======

                                         -------------------------------------
                                                 Quarter Ended April 30
                                         -------------------------------------
                                           Net Sales        Operating Income
                                         -------------------------------------
                                           2001      2000      2001     2000
                                                  (restated)         (restated)
                                         -------------------------------------
                                                    (in thousands)
Consumer Products Group................. $ 25,508  $ 26,418   $   853 $ 2,615
Specialty Products Group................    5,937     5,843(2)    560     808(2)
Crop Production and Horticultural
  Products Group........................    5,590     5,500(2)    975   1,005(2)
Industrial and Automotive Products
  Group.................................    5,058     4,843       261     282
                                         --------   -------   ------- --------
TOTAL SALES/OPERATING INCOME............ $ 42,093   $42,604   $ 2,649 $ 4,710
                                         ========  ========   ------- --------
Non-recurring Fee(3).......................................     4,278       --
Less:
  Corporate Expenses.......................................     3,678    3,190
  Interest Expense, net of Interest Income.................       671      731
                                                              -------  -------
INCOME BEFORE INCOME TAXES.................................     2,578      789
Income Taxes...............................................       672      229
                                                              -------  -------
NET                                                           $ 1,906  $   560
                                                              =======  =======

1. See Note 4 for a discussion of the special charge recorded in fiscal
   2000.

2. Includes reclassification of animal health and nutrition products from the Crop Production and Horticultural Products Group to the Specialty Products Group to take advantage of international opportunities and spread the time-intensive burden of new product and market development between the business units.

3. See Note 3 for a discussion of the non-recurring fee income recorded in fiscal 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2001 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2000 (RESTATED)

RESULTS OF OPERATIONS

Consolidated net sales for the nine months ended April 30, 2001 were $131,850,000, a decrease of 0.9% from net sales of $133,033,000 in the first nine months of fiscal 2000. Net income for the first nine months of fiscal 2001 was $2,078,000, an increase of 44.3% from $1,440,000 earned in the first nine months of fiscal 2000. Fiscal 2001 income was positively impacted by $4,278,000 of non-recurring fee income, while being negatively impacted by $920,000 of charges covering developmental costs and several capital asset programs that the Company no longer intends to pursue in their original form. Basic and diluted net income per share for the first nine months of fiscal 2001 was $0.37 versus $0.25 basic and diluted net income per share earned in the first nine months of fiscal 2000.

Net sales of the Consumer Products Group for the first nine months of fiscal 2001 were $85,500,000, a decrease of 1.3% from net sales of $86,612,000 in the first nine months of fiscal 2000. This segment's operating income decreased 42.4% from $10,425,000 in the first nine months of fiscal 2000 to $6,005,000 in the first nine months of fiscal 2001 due to a reduction of gross profit for our mass merchandiser customers and Oil-Dri Canada. The reduction of gross profit was caused by unfavorable product mix weighted heavily towards private label versus branded cat litter products, the deterioration of distribution of paper cat litter items, and higher material and transportation costs in the U.S. and Canada. Also, fuel cost increases have had a negative impact on the income of the entire Consumer Products Group.

Net sales of the Specialty Products Group for the first nine months of fiscal 2001 were $18,061,000, a decrease of 6.5% from net sales of $19,319,000 in the first nine months of fiscal 2000. This segment's operating income decreased 22.4% from $3,142,000 in the first nine months of fiscal 2000 to $2,438,000 in the first nine months of fiscal 2001 due to the gross profit implications of reduced sales of our PURE-FLO(R) bleaching clays, increased fuel costs, unfavorable foreign exchange rates and a one-time, pre-tax charge of $410,000 related to the exit the Rheological Products business and the write-off of developmental work. Fiscal year 2000 net sales and operating income reflect a reclassification of $1,799,000 and $14,000 respectively for Animal Health and Nutrition products and customers moved from the Crop Production and Horticultural Products segment to the Specialty Products segment.

Net sales of the Crop Production and Horticultural Products Group for the first nine months of fiscal 2001 were $13,630,000, an increase of 3.3% from net sales of $13,193,000 in the first nine months of fiscal 2000, led primarily by an increase in sports field products. Crop Production and Horticultural Products' operating income decreased 4.1% from $1,871,000 in the first nine months of fiscal 2000 to $1,795,000 in the first nine months of fiscal 2001 due to fuel cost increases.

Net sales of the Industrial and Automotive Products Group for the first nine months of fiscal 2001 were $14,659,000, an increase of 5.4% from net sales of $13,909,000 in the first nine months of fiscal 2000 due to pricing action taken by this group. Industrial and Automotive Products' operating income decreased 21.0% from $819,000 in the first nine months of fiscal 2000 to $647,000 in the first nine months of fiscal 2001 due to increased fuel and material costs.

Consolidated gross profit as a percentage of net sales for the first nine months of fiscal 2001 decreased to 24.9% from 28.4% in the first nine months of fiscal 2000 due to an increase in the cost of fuel to operate our manufacturing plants and distribution processes, and fierce competition and unfavorable mix issues in the consumer cat litter market. The Company experienced a $2,672,000 fuel cost increase to process our clays over the first nine months of fiscal 2000.

Operating expenses as a percentage of net sales for the first nine months of fiscal 2001 decreased to 24.5% from 25.4% in the first nine months of fiscal 2000 due to a reduction in corporate expenses, largely attributable to the fiscal 2000 restructuring expenses.

Interest expense and interest income for the first nine months of fiscal 2001 were better by $217,000 from fiscal 2000, due to lower levels of debt.

The Company's effective tax rate was 26.0% of pre-tax income in the first nine months of fiscal 2001 versus 29.0% in the first nine months of fiscal 2000.

Total assets of the Company decreased $2,133,000 or 1.6% during the first nine months of fiscal 2001. Current assets increased $1,596,000 or 3.0% from fiscal 2000 year-end balances primarily due to increased accounts receivable associated with the non-recurring fee income. Property, plant and equipment, net of accumulated depreciation, decreased $2,778,000 or 4.7% during the first nine months as depreciation expense exceeded capital expenditures.

Total liabilities decreased $2,734,000 or 4.6% during the first nine months of fiscal 2001. Current liabilities increased $2,010,000 or 13.3% from fiscal 2000 year-end balances due to increases in fuel purchases, trade promotions and advertising and current debt maturities.

EXPECTATIONS

The Company anticipates that fourth quarter sales will be flat to slightly down compared to the same quarter a year ago. The Company is focused on increasing the quality and productivity of its processes, which will contribute to profitability in both the next quarter and over the long term. The Company has implemented price increases to pass some of its rising costs along to its customers and help improve margins in the future.

Fluctuations in natural gas and other fuel prices will continue to have a very significant impact on the Company's earnings. The Company has contracted for a major portion of fuel needs for fiscal 2002. While this will reduce the volatility in fuel prices, the weighted average cost of these contracts will be consistent with the increased prices paid in fiscal 2001. At this point, it is difficult to forecast the Company's fully diluted earnings per share beyond a broad range of $0.20 to $0.37 per diluted share for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio decreased to 3.3:1 at April 30, 2001 from 3.6:1 at July 31, 2000. Working capital decreased $414,000 during the first nine months of fiscal 2001 to $38,461,000, primarily due to higher accrued expenses, offset by higher receivables. During the first nine months of fiscal 2001, the balances of cash, cash equivalents and investment securities decreased $981,000.

Cash provided by operating activities was used to fund capital expenditures of $3,820,000, payments on long-term debt of $4,127,000 and dividend payments of $1,419,000. Total cash and investment balances held by the Company's foreign subsidiaries at April 30, 2001 and July 31, 2000 were $2,151,000 and $2,366,000, respectively.

Liquidity needs have been, and are expected to be, met through internally generated funds and, to the extent needed, borrowings under the Company's revolving credit facility with Harris Trust and Savings. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit the Company's ability to incur additional indebtedness, to acquire (including a limitation on capital expenditures) or dispose of assets and to pay dividends.

The Company believes that cash flow from operations and availability under its revolving credit facility will provide adequate funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations. However, new facility construction is anticipated to require additional borrowings of a long-term nature outside the existing credit facility.

The Company's ability to fund operations, make planned capital expenditures, including new facility construction, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements depends on its future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors.

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

THREE MONTHS ENDED APRIL 30, 2001 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2000 (RESTATED)

RESULTS OF OPERATIONS

Consolidated net sales for the third quarter ended April 30, 2001 were $42,093,000, an decrease of 1.2% from net sales of $42,604,000 in the third quarter of fiscal 2000. The net income for the third quarter of fiscal 2001 was $1,906,000, which was $1,346,000 more than the $560,000 income in the third quarter of fiscal 2000. Fiscal 2001's third quarter income was positively impacted by $4,278,000 of non-recurring fee income, while being negatively impacted by $700,000 of charges covering developmental costs and several capital asset programs that the Company no longer intends to pursue in their original form. Basic and diluted net income per share for the third quarter of fiscal 2001 were both $0.34 versus $0.10 basic and diluted net income per share earned in the third quarter of fiscal 2000.

Net sales of the Consumer Products Group for the third quarter of fiscal 2001 were $25,508,000, a decrease of 3.4% from net sales of $26,418,000 in the third quarter of fiscal 2000. This segment's operating income decreased 67.4% from $2,615,000 in the third quarter of fiscal 2000 to $853,000 in the same period of fiscal 2001. This decrease was due to a reduction of gross profit primarily for our mass merchandiser customers and Oil-Dri Canada. The reduction of gross profit was caused by unfavorable product mix weighted heavily towards private label versus branded cat litter products, deterioration of distribution of the Company's paper cat litters and higher material and transportation costs in the U.S. and Canada. Also, fuel cost increases have had a negative impact on the income of the entire Consumer Products Group.

Net sales of the Specialty Products Group for the third quarter of fiscal 2001 were $5,937,000, an increase of 1.6% from net sales of $5,843,000 in the third quarter of fiscal 2000. This segment's operating income decreased 30.7% from $808,000 in the third quarter of fiscal 2000 to $560,000 in the third quarter of fiscal 2001 due to increased fuel costs, unfavorable foreign exchange fluctuations and increased promotional activities in our domestic animal health and nutrition products. Fiscal year 2001 net sales and operating income reflect the reclassification for certain products and customers from the Crop Production and Horticultural Products Group to the Specialty Products Group.

Net sales of the Crop Production and Horticultural Products Group for the third quarter of fiscal 2001 were $5,590,000, an increase of 1.6% from net sales of $5,500,000 in the third quarter of fiscal 2000, led primarily by an increase in sports field product sales. This segment's operating income decreased 3.0% from $1,005,000 in the third quarter of fiscal 2000 to $975,000 in the third quarter of fiscal 2001 due to fuel cost increases.

Net sales of the Industrial and Automotive Products Group for the third quarter of fiscal 2001 were $5,058,000, an increase of 4.4% from net sales of $4,843,000 in the third quarter of fiscal 2000 due to increased product pricing. This segment's operating income decreased 7.5% from $282,000 in the third quarter of fiscal 2000 to $261,000 in the third quarter of fiscal 2001 due to increased fuel costs.

Consolidated gross profit as a percentage of net sales for the third quarter of fiscal 2001 decreased to 23.8% from 28.3% in the third quarter of fiscal 2000 due to increased fuel costs and fierce competition in our consumer products area. The Company experienced a $586,000 fuel cost increase to process our clays over the third quarter of fiscal 2000.

Operating expenses as a percentage of net sales for the third quarter of fiscal 2001 increased to 26.4% from 25.0% in the third quarter of fiscal 2000 due to an increase in corporate expenses, largely attributable to benefits costs and an increase in the advertising costs for our Crop Production Group.

Interest expense and interest income for the third quarter of fiscal 2001 were better by $59,000 from fiscal 2000, due to lower debt levels.

The Company's effective tax rate was 26.0% of pre-tax income in the third quarter of fiscal 2001 versus 29.0% in the same period of fiscal 2000.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries during the nine months ended April 30, 2001 were $9,170,000 or 7.0% of total Company sales. This represents a decrease of 11.4% from the same period of fiscal 2000 in which foreign subsidiary sales were $10,350,000 or 7.8% of total Company sales. This decrease is due to the loss of bleaching clay sales to a major customer. For the first nine months of fiscal 2001, the foreign subsidiaries experienced a loss of $895,000, a decrease of $1,156,000 from $261,000 income earned from the same period of fiscal 2000. This decrease was primarily due to lower gross profit margins resulting from higher material cost and adverse currency issues. Identifiable assets of the Company's foreign subsidiaries as of April 30, 2001 were $9,968,000, vs. $10,332,000 as of April 30, 2000. This reduction was seen mostly in cash and equivalents.

Net sales by the Company's foreign subsidiaries during the three months ended April 30, 2001 were $3,023,000 or 7.2% of total Company sales. This represents a decrease of $18,000 or 0.6% from the third quarter of fiscal 2000, in which foreign subsidiary sales were $3,041,000 or 7.2% of total Company sales. For the three months ended April 30, 2001 the foreign subsidiaries experienced a loss of $519,000, a decrease of $434,000 from $85,000 loss earned in the third quarter of fiscal 2000. This decrease was primarily due to higher material and transportation costs in our Canadian operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not have any derivative financial instruments as of April 30, 2001. However, the Company is exposed to interest rate risk. The Company employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short term investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.

The Company is exposed to commodity price risk with respect to natural gas. The Company has contracted for a major portion of its fuel needs for fiscal 2002 using forward purchase contracts to manage the volatility related to this exposure. No contracts were entered into for speculative purposes. These contracts will reduce the volatility in fuel prices, and the weighted average cost of these contracts will be consistent with the increased prices paid in fiscal 2001.

                           PART II - OTHER INFORMATION


6.   (a)EXHIBITS:  The following documents are an exhibit to this report.

                                                                     Exhibit
                                                                      Index
                                                                     --------
         Exhibit 11:     Statement Re:  Computation of per share        21
                         earnings

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


   OIL-DRI CORPORATION OF AMERICA
     (Registrant)



   BY /S/JEFFREY M. LIBERT
   ----------------------------
      Jeffrey M. Libert
      Chief Financial Officer



   BY /S/DANIEL S. JAFFEE
   ----------------------------
      Daniel S. Jaffee
      President and Chief Executive Officer






   Dated:  June 13, 2001

Exhibit 11

                 OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                   (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)



                                                   --------------------
                                                    Nine Months Ended
                                                        April 30
                                                   --------------------
                                                      2001       2000
                                                              (Restated)
                                                   --------------------
Net income available to Stockholders
(numerator)                                         $ 2,078    $ 1,440
                                                    -------    -------
Shares Calculation (denominator):

Average shares outstanding - basic                    5,612      5,660

Effect of Dilutive Securities:

Potential Common Stock
      relating to stock options                          --         76
                                                    -------    -------

Average shares outstanding- assuming dilution         5,612      5,736
                                                    =======    =======

Earnings per share-basic                              $0.37      $0.25
                                                    =======    =======

Earnings per share-assuming dilution                  $0.37      $0.25
                                                    =======    =======