Form 10-K405
period 2001-07-31
OIL DRI CORPORATION OF AMERICA
filed 2001-10-26
CIK 74046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                                   ----------

                          COMMISSION FILE NUMBER 0-8675

                         OIL-DRI CORPORATION OF AMERICA

             DELAWARE                                 36-2048898
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

       410 NORTH MICHIGAN AVENUE, SUITE 400, CHICAGO, ILLINOIS 60611-4213
                                 (312) 321-1515

           Securities registered pursuant to Section 12(b) of the Act:

                     COMMON STOCK, PAR VALUE $0.10 PER SHARE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the Registrant's Common Stock owned by non-affiliates as of September 28, 2001 was $29,713,565.

Number of Shares of each class of the Registrant's Common Stock outstanding as of September 28, 2001:

         Common Stock - 5,470,435 shares (including 1,279,110 treasury shares) Class B Stock - 1,765,083 shares (including 342,241 treasury shares) Class A Common Stock - 0 shares


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

         1. The Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders ("Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than November 28, 2001 (120 days after the end of the Registrant's fiscal year ended July 31, 2001), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

                                    CONTENTS


                                                                                                                PAGE
                                                                                                                ----
                                                      PART I

ITEM 1:          Business.................................................................................     4 - 9

ITEM 2:          Properties...............................................................................   10 - 11

ITEM 3:          Legal Proceedings........................................................................        11

ITEM 4:          Submission of Matters to a Vote of Security Holders......................................        11

EXECUTIVE OFFICERS OF THE REGISTRANT......................................................................        12

                                                      PART II

ITEM 5:          Market for Registrant's Common Equity and Related Stockholder Matters....................        13

ITEM 6:          Selected Financial Data..................................................................   14 - 15

ITEM 7:          Management Discussion and Analysis of Financial
                 Condition and the Results of Operations..................................................   17 - 21

ITEM 7A:         Quantitative and Qualitative Disclosures About Market Risk...............................        21

ITEM 8:          Financial Statements and Supplementary Data..............................................   22 - 43

ITEM 9:          Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure...................................................        44

INDEPENDENT AUDITOR'S REPORT..............................................................................        44

                                                     PART III

ITEM 10:         Directors and Executive Officers of the Registrant.......................................        45

ITEM 11:         Executive Compensation...................................................................        45

ITEM 12:         Security Ownership of Certain Beneficial Owners and Management...........................        45

ITEM 13:         Certain Relationships and Related Transactions...........................................        45

                                                      PART IV

ITEM 14:         Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................   46 - 49

SIGNATURES       .........................................................................................   50 - 51
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS..........................................................        52
EXHIBIT INDEX    .........................................................................................        53

                                     PART I


ITEM 1. BUSINESS

         Oil-Dri Corporation of America was incorporated in 1969 in Delaware as the successor to an Illinois corporation incorporated in 1946 which was the successor to a partnership which commenced business in 1941. Except as otherwise indicated herein or as the context otherwise requires, references herein to "Registrant" or to "Company" are to Oil-Dri Corporation of America and its subsidiaries. The Registrant is a leader in developing, manufacturing and marketing sorbent products and related services for the consumer, specialty, crop production and horticultural and industrial and automotive markets. The Registrant's products are principally produced from clay minerals and, to a lesser extent, other sorbent materials. Consumer products, consisting primarily of cat litter, are sold through the grocery products industry, mass merchandisers, warehouse clubs, and pet specialty retail outlets. Specialty products, consisting primarily of bleaching, filtration and clarification clays, are sold to processors and refiners of edible and petroleum-based oils. Crop production and horticultural products, which include carriers for crop protection chemicals and fertilizers, drying agents, soil conditioners, sports field products, pellet binders for animal feeds and flowability aids, are sold to manufacturers of agricultural chemicals and distributors of other agricultural and sports turf products. Industrial and automotive products, consisting primarily of oil, grease and water sorbents (both clay and non-clay), are sold to distributors of industrial cleanup and automotive products, environmental service companies and retail outlets.

         The Registrant's sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of the Registrant's absorbent clay products are CAT'S PRIDE(R) Premium cat litter and other cat litters, OIL-DRI ALL PURPOSE(R) floor absorbent and other floor absorbents and AGSORB(R) granular agricultural chemical carriers.

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

         The Registrant has pursued a strategy of developing products for consumer, specialty, crop protection and horticultural and industrial and automotive uses, where the Registrant's marketing, manufacturing and research and development capabilities can play important roles. The Registrant's products are sold through its specialized divisional sales staffs supported by technical service representatives and through a network of industrial distributors and food brokers. The Registrant maintains its own research and development facility and staff.

         Certain financial information on segments is contained in Note 3 of the "Notes to Consolidated Financial Statements," incorporated herein by reference. Information concerning total revenue of classes of similar products accounting for more than 10% of consolidated revenues in any of the last three fiscal years is not separately provided because it is the same as the information on net sales of segments furnished in Note 3 of the "Notes to Consolidated Financial Statements."

         Certain financial information about the Registrant's foreign and domestic operations is contained in Note 3 of the "Notes to Consolidated Financial Statements," incorporated herein by reference.

Consumer Products

         The Registrant's cat litter products, in both coarse granular and fine granular clumping (scoopable) forms, are sold under the Registrant's CAT'S PRIDE(R) and LASTING PRIDE(R) brand names, FRESH STEP(R) brand manufactured for The Clorox Company, Arm & Hammer(R) SUPER CLAY(TM) brand manufactured for Church & Dwight Co., Inc., and private label cat litters manufactured for mass merchandisers, wholesale clubs, drug chains, pet superstores and retail grocery stores. Alternative litters, made from recycled paper, are sold under the DUST STOPPER(R) (coarse) and SCOOP 'N FLUSH(R) (scoopable) brand cat litter and are marketed through similar channels. The Registrant also packages and markets CAT'S PRIDE(R) KAT KIT cat litter in a disposable tray. These products are sold through independent food brokers and the Registrant's representatives to major grocery outlets such as Publix, Kroger, Stop and Shop and others. LASTING
PRIDE(R) cat litter is principally sold to mass merchandisers such as Wal-Mart and K-Mart.

         The Registrant has several long-term supply agreements under which it manufactures branded traditional litters for other marketers. Under these co-manufacturing relationships, the marketer controls all aspects of sales, marketing, distribution and the odor control formula. The Company is responsible for manufacturing. The Registrant and The Clorox Company have had such an arrangement under which they developed FRESH STEP(R) premium-priced cat litter products and under which the Registrant has an exclusive right to supply The Clorox Company's requirements for FRESH STEP(R) coarse cat litter up to certain levels. During fiscal year 2001, the Company signed a new long-term agreement with The Clorox Company, such that the Company will continue to supply The Clorox Company with product. Additionally, during fiscal year 2001, the Company signed an agreement with The Clorox Company to produce Jonny Cat cat litter for the eastern half of the U.S. Production will begin late in the first quarter of fiscal year 2002. The Registrant also has a supply agreement with the Church & Dwight Co., Inc. whereby they are the exclusive manufacturer of the Arm and Hammer SUPER CLAY(TM) cat litter.

         The cat litter market consists of two segments of product, coarse (traditional) and scoopable. Coarse litters are products that have absorbent and odor controlling characteristics. Scoopable litters, in addition to having absorbent and odor controlling characteristics, also have the characteristic of clumping when exposed to moisture, allowing the consumer to dispose of the used portion of the litter selectively. The cat litter market has expanded at a moderate pace in recent years, with the larger portion of the growth coming in the scoopable segment. Introduced in the early 1990's, the scoopable litters have now captured over 50% of the market measured in retail dollars.

         The overwhelming majority of all cat litter is mineral based; however, over the years various alternative litters have been introduced based on alternative strata such as paper, various agricultural waste products, and, most recently, silica gels. To date, these products have assumed niche positions within the category.

         In fiscal 1998, the Registrant purchased Salubrius, Inc., a manufacturer of dog biscuits, which was subsequently renamed Phoebe Products Company. During fiscal 2001 most of the Phoebe Products sales were achieved in the high-end private label market, while branded sales of SMART SNACKS(R) items have seen mixed results in fiscal 2001 and 2000.

Specialty Products Group

         Specialty products include PURE-FLO(R) and PURE-FLO(R) Supreme bleaching clays and ULTRA-CLEAR(R) clarification aids. These products are supported by a team of technical sales and support representatives employed by the Company as well as agent representatives and the services of the Registrant's research and development group. The products are marketed in the United States and international markets.

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

         The Registrant also produces PERFORM(TM) and SELECT(TM) bleaching clays, which offer performance advances to refiners. The PERFORM(TM) products are the next generation of bleaching clays, providing increased activity for hard-to-bleach oils. The SELECT(TM) line of products is used earlier in the process stream to remove a variety of impurities from edible oils. SELECT(TM) bleaching clays can also be used to replace the water wash step in the caustic refining of edible oils. Other products include PEL-UNITE(R) and CONDITIONADE(R) pelleting aids used in the manufacture of animal feeds and POULTRY GUARD(TM) litter amendments used in controlling ammonia levels in commercial poultry houses.

Crop Production and Horticultural Products Group

         The Registrant produces and markets a wide range of granular and powdered mineral absorbent products that are used with crop protection chemicals, agricultural drying agents, bulk processing aids, growing media, turf fertilizers and sports field products. Brands include AGSORB(R) agricultural chemical carriers and drying agents; FLO-FRE(R), a highly absorbent microgranule flowability aid; TERRA-GREEN(R) growing media supplement; and SOILMASTER(R) sports field conditioner.

         AGSORB(R) carriers are used as a delivery system for crop protection chemicals, including herbicides, fungicides, insecticides, and fertilizers. AGSORB(R) customized carriers are designed to reduce dust and to facilitate accuracy of application. The Registrant's AGSORB(R) drying agent is used to prevent clogging in specialized farm machinery and enables farmers to evenly apply granular fertilizers and liquid pesticides to their fields in one application. The Registrant has also developed the AGSORB(R) product as a blending agent for fertilizers and chemicals used in the lawn and garden market. SOILMASTER(R) products include ball field maintenance and turf conditioner products.

         Agricultural products are marketed in the United States by technical salesmen employed by the Company who sell to crop protection chemical manufacturers, feed producers and lawn and garden manufacturers. The Registrant's principal customers for these products include the agricultural groups of Monsanto, DowElanco, Syngenta and Bayer.

         In October 1999 the Registrant acquired Pro's Choice, Inc., a marketer and distributor of sports field products. Previously, the Registrant had supplied Pro's Choice with specialty clay products for use in these markets. Products include SOILMASTER(R) family of infield conditioners. These products improve the performance and playability of baseball infields and facilitate root zone growth when used on the soil of soccer and football fields. The Registrant's principal customers for these products are managers of baseball, football, soccer fields and golf courses.

Industrial and Automotive Products

         Products for industrial applications include the Registrant's oil, grease and water sorbents, which are cost effective floor maintenance products that provide a nonslip and nonflammable surface for workers. These products are sold through a wide range of distribution channels and have achieved a high level of brand name recognition. The Registrant distributes clay-based sorbents sold in granular form and in other configurations such as socks. The Registrant also distributes non-clay sorbents including its OIL-DRI Industrial Pad and OIL-DRI Industrial Rug, which are made of polypropylene.

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

Patents

         The Registrant has obtained or applied for patents for certain of its processes and products. These patents expire at various times, beginning in 2001. Patented processes and products are not material to the Registrant's overall business.

Foreign

         Favorite Products Company, Ltd. (d.b.a. Oil-Dri Canada) is a manufacturer and marketer of branded and private label cat litter in the Canadian market place. Among the branded products sold by Favorite are SAULAR(R), a leading cat litter brand in Canada; and SAULAR(R) KAT-KIT(TM), a disposable cat litter tray and litter combination. Certain of the products sold in Canada are blends of clay and synthetic sorbent materials.

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

         The Company's foreign operations are subject to the normal risks of doing business overseas, such as currency devaluations and fluctuations, restrictions on the transfer of funds and import/export duties. The Registrant was not materially impacted by these foreign currency fluctuations.

Backlog; Seasonality

         At July 31, 2001 and 2000, the Registrant's backlog of orders was approximately $2,088,000 and $2,913,000, respectively. The Registrant does not consider its clay sorbent business, taken as a whole, to be seasonal to any material extent. However, certain business activities of certain customers of the Registrant (such as agricultural) are subject to such factors as crop acreage planted and product formulation cycles.


Customers

         Sales to Wal-Mart Stores, Inc. accounted for approximately 21% of the Registrant's net sales for the fiscal year ended July 31, 2001. Sales to The Clorox Company accounted for approximately 8% of the Registrant's net sales for the fiscal year ended July 31, 2001. The Clorox Company and the Registrant are parties to a long-term supply contract. The loss of any other of the Registrant's customers would not have a materially adverse effect on the Registrant.

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

Reserves

         The Registrant mines sorbent materials, consisting of either montmorillonite, attapulgite or diatomaceous earth on leased or owned land near its manufacturing facilities in Mississippi, Georgia, Illinois and Oregon, and on leased and owned land in Florida (see "Item 2. Properties" below). The Registrant estimates that its proven recoverable reserves of these sorbent materials aggregate approximately 478,642,000 tons. Based on its rate of consumption during the 2001 fiscal year, the Registrant considers its proven recoverable reserves adequate to supply the Registrant's needs for over 50 years. It is the Registrant's policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. The Registrant has a program of exploration for additional reserves and, although reserves have been acquired, the Registrant cannot assure that such additional reserves will continue to become available. The Registrant's use of these reserves will be subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. Also, requirements for environmental compliance may restrict exploration or use of lands that might otherwise be utilized as a source of reserves. During the fiscal year ended July 31, 2001, the Registrant utilized these reserves to produce substantially all of the sorbent minerals that it sold.

         In 1997, the Registrant acquired rights to mineral reserves on approximately 5,907 acres in Nevada. This acreage is in addition to approximately 415 acres acquired in 1991 in Washoe County, Nevada. The Registrant estimates that there are over 300,000,000 tons of proven reserves of sorbent materials on the combined acreage. Mining and processing these reserves requires the approval of federal, state and local agencies. The Registrant has received federal approval to mine these properties and is in the process of obtaining all other necessary state and local approvals. One of the approvals needed is the grant of a Special Use Permit by Washoe County, Nevada, permitting construction of a plant to process the mined material. The Registrant has filed, and is completing, its application for that permit. The grant of the permit is being opposed by various environmental groups and by the Reno Sparks Indian Colony. Washoe County is scheduled to reach a final decision on Registrant's application for the permit during the first quarter of calendar 2002. Should the Washoe County Board grant the permit, it is probable that those opposing construction of the plant will continue their opposition through litigation. An Environmental Impact Statement (EIS) is also awaiting approval by the Nevada Bureau of Land Management (BLM). While the Registrant hopes to develop a plant to process the mined materials, there can be no assurance that this will be accomplished.

         In 1998, mineral reserves on approximately 778 acres in Tennessee and 759 acres in Illinois were acquired in conjunction with the purchase of Oil-Dri, Mounds Production Company.

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

         Each of the Registrant's processing facilities maintains stockpiles of unprocessed clay of approximately one week of production requirements.

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

         The following schedule summarizes, for each of the Registrant's manufacturing facilities, the net book value of land and other plant and equipment:


                                                                                                               PLANT AND
                                                                                                  LAND         EQUIPMENT
                                                                                                ---------     ----------
                                                                                                    (IN THOUSANDS)

Ochlocknee, Georgia........................................................................     $   2,656     $   14,339
Ripley, Mississippi........................................................................     $   1,522     $    9,868
Mounds, Illinois...........................................................................     $     325     $    7,850
Blue Mountain, Mississippi.................................................................     $     952     $    6,673
Christmas Valley, Oregon...................................................................     $      98     $      337

Employees

         As of July 31, 2001, the Registrant employed 782 persons, 79 of whom were employed by the Registrant's foreign subsidiaries. The Registrant's corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 41 of the Registrant's employees in the U.S. and approximately 21 of the Registrant's employees in Canada are represented by labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered satisfactory.

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

Energy

         The Registrant uses coal, natural gas and recycled fuel oil as permitted for energy sources in the processing of its clay products. In prior years and again in 2001, the Registrant has switched from natural gas to other energy sources during certain months due to seasonal unavailability and the higher cost of natural gas relative to other fuels.

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

         The Registrant spent approximately $1,953,000, $1,951,000 and $2,110,000 during its fiscal years ended July 31, 2001, 2000 and 1999, respectively, for research and development. None of such research and development was customer sponsored, and all research and development costs are expensed in the year in which incurred.

ITEM 2. PROPERTIES

         The Registrant's properties are generally described below:

                        LAND HOLDINGS & MINERAL RESERVES


                             LAND         LAND           LAND                           PROVEN        PROBABLE
                             OWNED       LEASED    UNPATENTED CLAIMS      TOTAL        RESERVES       RESERVES           TOTAL
                             -----       ------    -----------------   -----------     --------       --------           -----
                            (ACRES)      (ACRES)        (ACRES)          (ACRES)    (000S OF TONS) (000S OF TONS)   (000S OF TONS)

Florida...................      537           446           --                 983        4,512           1,092          5,604
Georgia...................    1,863         1,594           --               3,457       35,891          10,274         46,165
Illinois..................      161           598           --                 759        8,013           6,000         14,013
Mississippi...............    2,181         1,153           --               3,334      119,121         121,372        240,493
Nevada....................      535            --        5,827               6,362      306,830         248,874        555,704
Oregon....................      405            --          100                 505           25             301            326
Tennessee.................      778            --           --                 778        4,250           4,250          8,500
                             ------     ---------    ---------         -----------     --------       ---------      ---------
                              6,460         3,791        5,927              16,178      478,642         392,163        870,805
                             ======     =========    =========         ===========     ========       =========      =========


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

         The Registrant's mining operations are conducted on leased or owned land and, in Oregon, unpatented mining claims. The Georgia, Illinois, Florida and Mississippi mining leases, with expiration dates ranging from 2001 to 2053, none of which is material, generally require that the Registrant pay a minimum monthly rental to continue the lease term. This rental payment is applied against a royalty related to the number of unprocessed, or in some cases processed, tons of mineral extracted from the leased property.

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

         All of the Registrant's domestic manufacturing facilities, whether owned or leased, consist of related steel frame, sheet steel covered or brick buildings of various heights, with concrete floors and storage tanks. The buildings occupy approximately 208,000 square feet at Ripley, Mississippi; 398,000 square feet at Ochlocknee, Georgia; 129,000 square feet at Mounds, Illinois; 18,000 square feet at Christmas Valley, Oregon; 26,000 square feet at Alpharetta, Georgia; 16,000 square feet at Kiel, Wisconsin and 140,000 square feet at Blue Mountain, Mississippi. The Registrant maintains railroad siding facilities near the Ripley, Mississippi; Ochlocknee, Georgia; Blue Mountain, Mississippi; Mounds, Illinois and Laval, Quebec, Canada manufacturing facilities. Equipment at all facilities is in good condition, well maintained and adequate for current processing levels.

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

ITEM 401(b) OF REGULATION S-K. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table gives certain information with respect to the Executive Officers of the Registrant.


                                                 PRINCIPAL OCCUPATION
NAME(1)                                           FOR LAST FIVE YEARS                                                AGE
-------                                           -------------------                                                ---

Daniel S. Jaffee(1)...............    President and Chief Executive Officer of the Registrant; President             37
                                      and Chief Operating Officer from June 1995 until August 1997.

Richard V. Hardin(2)..............    Group Vice-President of Technology of the Registrant.                          62

Eugene W. Kiesel..................    Vice-President of Specialty Products Group of the Registrant                   44
                                      since October 1997; Vice-President of Radian International, LLC,
                                      a subsidiary of Dow Chemical Company from July 1996 to October
                                      1997; General Manager of ACS, a division of Dow Chemical Company from November 1993 to July 1996.

Wade R. Bradley...................    Vice-President of Global Consumer Products of the Registrant;                  41
                                      Vice-President, Industrial & Automotive Products Group from
                                      December 1998 to June 2000; General Manager, Industrial &
                                      Automotive Products Group from June 1995 to December 1998.

Thomas F. Cofsky(2)...............    Vice-President of Manufacturing and Logistics of the                           40
                                      Registrant; Vice-President of Logistics, Quality & Service from
                                      February 1996 to June 1999; General Manager, Logistics, Quality &
                                      Service from February 1995 to February 1996.

Jeffrey M. Libert.................    Vice-President & Chief Financial Officer of the Registrant                     35
                                      since April 2000; Vice-President of Corporate Development
                                      and Planning from June 1998 to April 2000; Manager of
                                      Production Planning from August 1995 to June 1998.

Robert L. Vetere..................    Vice-President of Administration, General Counsel and Secretary                52
                                      of the Registrant; Vice-President Legal and General Counsel of
                                      the Registrant from June 1999 to November 2000; Secretary of the Registrant since December 1999; Associate General Counsel and Director of Government Relations of First Brands Corporation
                                      from April 1996 to April 1999.

         The term of each executive officer expires at the 2001 Annual Meeting of the Stockholders and when his successor is elected and qualified.

----------

(1)   Of the persons in this table, only Daniel S. Jaffee is a director.

(2) Richard V. Hardin and Thomas F. Cofsky are Daniel S. Jaffee's brothers-in-law.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

         Information with respect to holders of Common Stock and Class B Stock is contained in Note 6 of the "Notes to Consolidated Financial Statements" incorporated herein by reference.

         Information concerning stock prices and dividends with regard to the Common Stock of the Registrant, which is traded on the New York Stock Exchange, and information concerning dividends with regard to the Class B Stock of the Registrant, for which there is no established public trading market, is contained in Note 13 of the "Notes to Consolidated Financial Statements," incorporated herein by reference. No shares of Class A common stock are outstanding. The Registrant's ability to pay dividends is limited by the Registrant's Credit Agreement with Harris Trust and Savings Bank dated January 29, 1999. See Note 4 of "Notes to Consolidated Financial Statements," incorporated herein by reference. Information concerning a private placement of $25,000,000 in principal amount of notes in April 1998 is incorporated herein by reference to Note 4 of the "Notes to the Consolidated Financial Statements." The notes were sold in reliance on the exemption from registration under the Securities Act of 1933 contained in Section 4(2) thereof, based on the fact that they were privately sold in their entirety to two financial institutions.

ITEM 6. SELECTED FINANCIAL DATA

                       TEN YEAR SUMMARY OF FINANCIAL DATA



                                                              2001              2000              1999               1998
                                                           ------------      ------------      ------------      ------------
                                                                      (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS
Net Sales(1) ..........................................    $    167,862      $    171,732      $    171,217      $    157,585
Cost of Sales(1) ......................................         129,781           125,184           119,126           110,096
                                                           ------------      ------------      ------------      ------------
Gross Profit(1) .......................................          38,081            46,548            52,091            47,489
Non-recurring Fee .....................................           4,278                --                --                --
Selling, General and Administrative Expenses(1) .......         (38,193)          (39,555)          (40,340)          (35,931)
Restructuring and Special Charges .....................              --            (1,239)               --            (3,129)
                                                           ------------      ------------      ------------      ------------
Income from Operations ................................           4,166             5,754            11,751             8,429
                                                           ------------      ------------      ------------      ------------
Other Income (Expense)
   Interest Income ....................................             235               206               480               491
   Interest Expense ...................................          (2,916)           (3,185)           (3,185)           (2,049)
   Foreign Exchange (Losses) Gains ....................            (228)             (173)             (124)             (146)
   Other, Net .........................................             212               446             1,114              (119)
                                                           ------------      ------------      ------------      ------------
      Total Other Expense, Net ........................          (2,697)           (2,706)           (1,715)           (1,823)
                                                           ------------      ------------      ------------      ------------
Income before Income Taxes ............................           1,469             3,048            10,036             6,606
Income Taxes ..........................................             556               821             2,860             1,883
                                                           ------------      ------------      ------------      ------------
Net Income ............................................    $        913      $      2,227      $      7,176      $      4,723
                                                           ============      ============      ============      ============
AVERAGE SHARES OUTSTANDING
   Basic ..............................................           5,613             5,647             5,827             6,125
   Dilutive ...........................................           5,613             5,677             5,996             6,165
NET INCOME PER SHARE
   Basic ..............................................    $       0.16      $       0.39      $       1.23      $       0.77
   Dilutive ...........................................    $       0.16      $       0.39      $       1.20      $       0.77
IMPORTANT HIGHLIGHTS
   Total Assets .......................................    $    130,524      $    132,844      $    133,750      $    134,215
   Long-Term Debt .....................................    $     34,256      $     39,434      $     38,150      $     39,976
   Working Capital ....................................    $     36,100      $     38,875      $     37,141      $     36,283
   Working Capital Ratio ..............................             2.8               3.6               3.3               3.1
   Book Value per Share ...............................    $      12.80      $      13.01      $      13.00      $      12.15
   Dividends Declared .................................    $      1,892      $      1,900      $      1,904      $      1,808
   Capital Expenditures ...............................    $      5,609      $      6,001      $      8,495      $      6,496
   Depreciation and Amortization ......................    $      9,089      $      9,099      $      8,497      $      7,832
   Operating Cash Flows, less Capital Expenditures ....    $      9,603      $        (33)     $      1,165      $         93
   Long-Term Debt to Total Capital ....................            32.3%             35.1%             33.9%             35.8%
   Net Income as a Percent of Net Sales ...............             0.5%              1.3%              4.2%              3.0%
   Return on Average Stockholders' Equity .............             1.3%              3.0%              9.8%              6.3%
   Gross Profit as a Percent of Net Sales .............            22.7%             27.1%             30.4%             30.1%
   Operating Expenses as a Percent of Net Sales .......            20.2%             23.8%             23.6%             24.8%

----------
(1) Net Sales, Gross Profit and Selling, General and Administrative Expenses have been reclassified to reflect the direction provided by EITF 00-22 and EITF 00-14 as described in Footnote 1. The reclassification for EITF 00-14 was done for all years presented. The reclassification for EITF 00-22 was done for fiscal years 2001-1995.


                                 YEAR ENDED JULY 31
                                 ------------------
  1997            1996          1995           1994           1993           1992
---------      ---------      ---------      ---------      ---------      ---------


$ 154,056      $ 150,461      $ 149,829      $ 146,147      $ 139,558      $ 122,322
  108,687        107,730        108,268        102,457         97,396         85,116
---------      ---------      ---------      ---------      ---------      ---------
   45,369         42,731         41,561         43,690         42,162         37,206
       --             --             --             --             --             --
  (34,700)       (35,827)       (28,851)       (29,394)       (28,245)       (26,704)
       --           (921)            --             --             --             --
---------      ---------      ---------      ---------      ---------      ---------
   10,669          5,983         12,710         14,296         13,917         10,502
---------      ---------      ---------      ---------      ---------      ---------

      637            587            448            441            452            515
   (1,775)        (1,917)        (1,921)        (1,752)        (1,729)        (1,884)
       --             (7)            (5)             3            (88)            63
      (17)           137            (84)           171           (298)            15
---------      ---------      ---------      ---------      ---------      ---------
   (1,155)        (1,200)        (1,562)        (1,137)        (1,663)        (1,291)
---------      ---------      ---------      ---------      ---------      ---------
    9,514          4,783         11,148         13,159         12,254          9,211
    2,721          1,409          3,145          3,307          2,834          2,110
---------      ---------      ---------      ---------      ---------      ---------
$   6,793      $   3,374      $   8,003      $   9,852      $   9,420      $   7,101
=========      =========      =========      =========      =========      =========

    6,596          6,806          6,932          6,990          6,995          6,994
    6,599          6,807          6,936          7,011          7,031          7,026

$    1.03      $    0.50      $    1.15      $    1.41      $    1.35      $    1.02
$    1.03      $    0.50      $    1.15      $    1.41      $    1.34      $    1.01

$ 114,558      $ 117,693      $ 116,988      $ 112,267      $ 102,117      $  95,018
$  17,052      $  18,978      $  20,422      $  21,521      $  17,766      $  18,831
$  31,165      $  30,399      $  33,074      $  29,337      $  26,043      $  24,359
      3.0            2.7            3.1            3.0            2.7            2.8
$   12.03      $   11.46      $   11.35      $   10.51      $    9.50      $    8.66
$   1,936      $   2,022      $   2,047      $   1,807      $   1,679      $   1,548
$   5,395      $   7,184      $   7,032      $  13,559      $   9,158      $   8,040
$   7,587      $   7,926      $   7,808      $   6,798      $   5,835      $   5,407
$   8,349      $   6,208      $   5,285      $  (3,734)     $   5,080      $     645
     18.1%          19.7%          20.7%          22.8%          21.1%          24.0%
      4.4%           2.2%           5.3%           6.7%           6.7%           5.8%
      8.8%           4.3%          10.6%          14.1%          14.9%          12.3%
     29.4%          28.4%          27.7%          29.9%          30.2%          30.4%
     22.5%          24.4%          19.3%          20.1%          20.2%          21.8%

                           [INTENTIONALLY LEFT BLANK]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Fiscal 2001 Compared to Fiscal 2000

         Consolidated net sales for the year ended July 31, 2001, were $167,862,000, a decrease of 2.3% from net sales of $171,732,000 in fiscal 2000.
This decline was due to decreased sales in the Consumer Products and the Specialty Products segments, partially offset by increased sales in the Crop Production and Horticultural Products and Industrial Products segments. Basic and diluted net income per share was $0.16 for fiscal 2001, versus basic and diluted net income per share of $0.39 in fiscal 2000. This decrease was due to lower sales, an unfavorable product mix in our Consumer Products Group, a significant increase ($3,100,000) in energy costs used in the Company's manufacturing processes, increased mining costs, unfavorable foreign exchange rate fluctuations and competitive activities which negatively impacted our Specialty Products Group. Positively impacting earnings was a non-recurring fee of $4,278,000, which resulted from the early termination of a supply agreement.

         Net sales for the Consumer Products segment for fiscal 2001 were $107,921,000, a decrease of 3.8% from net sales of $112,227,000 in fiscal 2000.
Increased sales of private label product to both grocery and mass merchandisers was overshadowed by lower sales of branded clay and paper cat litter and contract-manufactured cat litter. Consumer Products' operating income declined 48.1% from $14,212,000 in fiscal 2000 to $7,379,000 in fiscal 2001. This decline was due to significant increases in energy costs used in the Company's manufacturing processes, reduced paper litter sales, competitive activities, unfavorable product mix, reduced co-packaged cat litter sales and increased material costs in our Canadian operation.

         Net sales of Specialty Products Group for fiscal 2001 were $23,678,000, a decrease of 5.0% from net sales of $24,919,000 in fiscal 2000. While North American and Latin American sales of PURE FLO(R) bleaching clays remained flat compared to fiscal 2000 levels, European sales, specifically by the Company's United Kingdom subsidiary, decreased. Export sales were hampered by the relative strength of the U.S. dollar versus other currencies, particularly the Euro. Also, the Specialty Products Group lost a key European customer late in fiscal 2000. Highlights for this area were increased sales of ULTRA CLEAR(R) and SELECT(TM) products. Operating income for the Specialty Products segment decreased 28.9% from $3,863,000 in fiscal 2000 to $2,747,000 in fiscal 2001.
This decrease was due to higher fuel costs, competitive activities and unfavorable exchange rate fluctuations.

         Fiscal year 2000 net sales and operating income reflect a reclassification of $2,250,000 and $(346,000), respectively, for Animal Health and Nutrition products and customers moved from the Crop Production and Horticultural Products segment to the Specialty Products segment.

         Net sales of the Crop Production and Horticultural Products segment for fiscal 2001 were $16,691,000, an increase of 4.6% from net sales of $15,949,000 in fiscal 2000. This increase is due to increased sales of SOILMASTER(R) sports field conditioners. Crop Production and Horticultural Products operating income decreased 13.4% from $2,229,000 in fiscal 2000 to $1,931,000 in fiscal 2001, due to the increased energy costs in our manufacturing processes.

         Net sales of the Industrial and Automotive Products segment for fiscal year 2001 were $19,572,000, an increase of 5.0% from net sales of $18,637,000 in fiscal 2000 due to increased sales of Lites products and general price increases instituted during the year. Industrial and Automotive Products' operating income increased 7.6% from $1,008,000 in fiscal 2000 to $1,085,000 in fiscal 2001 due to the increase in sales and pricing discussed above.

         Consolidated gross profit as a percentage of net sales for fiscal 2001 decreased to 22.7% from 27.1% in fiscal 2000. This decline was due to an unfavorable sales mix in the Consumer Products, reduction of contract-manufactured sales, reduced export profitability due to unfavorable exchange rate fluctuation, competitive activities, mining costs and a significant increase ($3,100,000) in our energy costs associated with our manufacturing processes.

         Operating expenses as a percentage of net sales decreased to 20.2% for fiscal 2001 from 23.8% in fiscal 2000. Excluding the restructuring charge recorded in the second quarter of fiscal 2000, operating expenses as a percentage of net sales were 23.0%. The two other major factors which positively impacted operating income were the non-recurring fee income and a reduction in discretionary incentive compensation.

         Fiscal 2001 interest expense was down $269,000 from fiscal 2000. Long term debt was reduced by approximately $4,800,000 during the year. At July 31, 2001, the Company did not have any outstanding borrowing against the revolving line of credit. At July 31, 2000 the outstanding borrowings were $3,020,000.

         Interest income increased slightly from fiscal 2000.

         The Company's effective tax rate was 37.9% of income before tax in fiscal 2001 and 26.9% in fiscal 2000. See Note 5 in the Notes to the Consolidated Financial Statements for the principal reasons for the increase.

         Total assets of the Company decreased $2,320,000 or 1.7% during the year ended July 31, 2001. Current assets increased $1,783,000 from fiscal 2000 year end balances primarily due to increased cash and cash equivalents and accounts receivable balances, offset by decreased inventories and income taxes receivables. Property, plant and equipment, net of accumulated depreciation, decreased $3,576,000 during the year as depreciation expense exceeded capital expenditures.

         Total liabilities decreased $1,202,000 or 2.0% during the year due primarily to decreased noncurrent notes payable balances, partially offset by increased trade payables and accrued trade promotion and advertising balances. Current liabilities increased $4,558,000 or 30.2% from July 31, 2000 balances, due to the increased trade payables and accruals stated above.

Expectations

         The Company anticipates net sales for fiscal 2002 will be in line with the net sales of fiscal 2001. Sales of branded cat box absorbents are expected to be flat during the year consistent with projected sales in the overall category. However, profitability of branded cat box absorbents is expected to increase moderately due to improved spending controls. Sales of contract-manufactured and private label litters are expected to increase moderately. Within the Crop Production and Horticultural Products segment, sales of agricultural carriers are expected to be up slightly due to recapturing of prior lost business. Moderate sales growth is expected from market growth and increased market share of our poultry litter and sports turf products. Sales of the Company's Specialty products are expected to increase moderately in fiscal 2002, while sales of Industrial and Automotive products are expected to be down due to the general economic climate.

Liquidity and Capital Resources

         The current ratio decreased to 2.8 at July 31, 2001 from 3.6 at July 31, 2000. Working capital decreased $2,775,000 during fiscal 2001 to $36,100,000. Cash provided by operations continues to be the Company's primary source of funds to finance ordinary investing and financing activities. During the year, the balances of cash, cash equivalents and investment securities increased $3,094,000. Cash provided by operating activities of $14,716,000 and cash on hand were used to fund capital expenditures ($5,609,000), principal payments on long term debt ($4,777,000), dividend payments ($1,892,000). Total cash and investment balances held by the Company's foreign subsidiaries at July 31, 2001 and July 31, 2000 were $2,241,000 and $2,366,000, respectively.

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

         The Company believes that cash flow from operations and availability under its revolving credit facility will provide adequate funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations. However, should new facility construction occur, it is anticipated that additional borrowings of a long-term nature will be required outside the existing credit facility.

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

Results of Operations
Fiscal 2000 Compared to Fiscal 1999

         Consolidated net sales for the year ended July 31, 2000, were $171,732,000, an increase of 0.3% over net sales of $171,217,000 in fiscal 1999. This increase was due to increased sales in the Consumer Products and Industrial and Automotive Products segments, partially offset by decreased sales in the Crop Production and Horticultural Products and Specialty Products segments. Basic and diluted net income per share was $0.39 for fiscal 2000, versus basic net income per share of $1.23 and diluted net income per share of $1.20 in fiscal 1999. This decrease was due to a restructuring charge recorded in the second quarter of fiscal 2000, additional manufacturing costs associated with the start-up of the Church & Dwight Co., Inc. supply agreement, significant increases in energy costs used in the Company's manufacturing processes, increased costs of packaging and distribution, unfavorable foreign exchange rate fluctuations and a decline in demand for agricultural carriers. The restructuring charge covered severance costs for certain eliminated positions ($604,000) and the write-off of non-performing assets ($635,000). This charge reduced income before taxes by $1,239,000, net income by $879,000 and basic and fully diluted net income per share by $0.16 and $0.15, respectively, for the year ended July 31, 2000.

         Net sales for the Consumer Products segment for fiscal 2000 were $112,227,000, an increase of 0.3% over net sales of $111,936,000 in fiscal 1999. Increased sales of contract-manufactured cat litter, primarily FRESH STEP(R) manufactured for The Clorox Company and Arm & Hammer SUPER CLAY(TM) brand manufactured for Church & Dwight Co., Inc., offset reduced sales of branded products and the reduced grocery distribution for paper cat litter products. Consumer Products' operating income declined 18.0% from $17,331,000 in fiscal 1999 to $14,212,000 in fiscal 2000. This decline was due to significant increases in energy costs used in the Company's manufacturing processes, packaging costs, distribution costs, inefficient trade spending, start-up costs of the Church & Dwight supply agreement and unfavorable sales mix relative to fiscal 1999.

         Net sales of the Specialty Products segment for fiscal 2000 were $24,919,000, an increase of 1.2% from net sales of $24,634,000 in fiscal 1999. While North American and Latin American sales of PURE FLO(R) bleaching clays and ULTRA CLEAR(R) clarification aids increased over fiscal 1999 levels, European sales, specifically by the Company's United Kingdom subsidiary, decreased. Export sales were also hampered by the relative strength of the U.S. dollar versus other currencies, particularly the Euro. Operating income for the Specialty Products segment decreased 28.9% from $5,436,000 in fiscal 1999 to $3,863,000 in fiscal 2000. This decrease was due to higher manufacturing costs, competitive activities leading to defensive pricing strategies and unfavorable exchange rate fluctuations.

         Fiscal year 2000 and 1999 net sales reflect a reclassification of $2,250,000 and $1,563,000, respectively, for Animal Health and Nutrition products and customers moved from the Crop Production and Horticultural Products segment to the Specialty Products segment. Fiscal year 2000 and 1999 operating income reflects a reclassification of $(346,000) and $(205,000), respectively for the same reclassification.

         Net sales of the Crop Production and Horticultural Products segment for fiscal 2000 were $15,949,000, a decrease of 9.2% from net sales of $17,556,000 in fiscal 1999. This decline is due to reduced crop protection product formulations by the Company's agricultural chemical customers resulting from a depressed farm economy. Crop Production and Horticultural Products operating income decreased 39.2% from $3,669,000 in fiscal 1999 to $2,229,000 in fiscal 2000, due to the unfavorable sales mix, increased manufacturing costs and railcar expenses.

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

         Consolidated gross profit as a percentage of net sales for fiscal 2000 decreased to 27.1% from 30.4% in fiscal 1999. This decline was due to an unfavorable sales mix in the Consumer Products and Crop Production and Horticultural Products segments, defensive pricing strategies in the overseas markets of the Specialty Products segment, reduced export profitability due to unfavorable exchange rate fluctuation, startup costs associated with the Church & Dwight Co., Inc. agreement as well as higher manufacturing costs in the form of increased energy, packaging and distribution costs.

         Operating expenses as a percentage of net sales increased to 23.8% for fiscal 2000 from 23.6% in fiscal 1999. Excluding the restructuring charge recorded in the second quarter of fiscal 2000, operating expenses as a percentage of net sales were 23.0%.

         Interest expense was unchanged from fiscal 1999 to fiscal 2000. Reductions in notes payable from scheduled debt service was offset by line of credit draws during the year. At July 31, 2000, outstanding borrowings against the Company's revolving credit agreements was $3,020,000.

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

Foreign Operations

         Net sales by the Company's foreign subsidiaries during fiscal 2001 were $11,799,000 or 7.0% of total Company sales. This represents a decrease of 11.9% from fiscal 2000 in which foreign subsidiary sales were $13,389,000 or 7.8% of total Company sales. This decrease is due to lower sales of Specialty products in the United Kingdom. Net loss of the foreign subsidiaries for fiscal 2001 was $325,000, a significant increase from net loss of $27,000 in fiscal 2000. This increase was primarily due to lower gross profit in Canada, which was caused by higher material and transportation costs and the loss of a key customer and foreign currency issues in the United Kingdom. Identifiable assets of the Company's foreign subsidiaries as of July 31, 2001 were $9,809,000, a decrease of $274,000 from $10,083,000 as of July 31, 2000.

         Net sales by the Company's foreign subsidiaries during fiscal 2000 were $13,389,000 or 7.8% of total Company sales. This represents a decrease of 7.7% from fiscal 1999 in which foreign subsidiary sales were $14,501,000 or 8.5% of total Company sales. This decrease is due to lower sales of Specialty products in the United Kingdom. Net loss of the foreign subsidiaries for fiscal 2000 was $27,000, a decrease of 104.6% from net income of $590,000 earned in fiscal 1999. This decrease was primarily due to unfavorable changes in sales mix and the loss of a key customer in the United Kingdom. Identifiable assets of the Company's foreign subsidiaries as of July 31, 2000 were $10,083,000, a decrease of $981,000 from $11,064,000 as of July 31, 1999.

Forward-Looking Statements

         Certain statements in this report, including, but not limited to, those under the heading "Expectations" and those statements elsewhere in this report that use forward-looking terminology such as "expect," "would," "could," "should," "estimates," and "believes" are "forward-looking statements" within the meaning of that term in the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those reflected in these forward-looking statements, due primarily to continued vigorous competition in the grocery, mass merchandiser and club markets and specialty product markets, the level of success of new products, and the cost of product introductions and promotions in the consumer market. These forward-looking statements also involve the risk of changes in market conditions in the overall economy and, for the fluids purification and agricultural markets, in planting activity, crop quality, and overall agricultural demand, including export demand, fluctuations of energy costs and foreign exchange rate fluctuations. Other factors affecting these forward-looking statements may be detailed from time to time in reports filed with the Securities and Exchange Commission.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company did not have any derivative financial instruments as of July 31, 2001. However, the Company is exposed to interest rate risk. The Company employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short-term investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.

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

         The table below provides information about the Company's natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the table presents the notional amounts in MMBtu's, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2002. The Fair Value was determined using the "Most Recent Settle" price for the "Henry Hub Natural Gas" option contract prices as listed by the New York Mercantile Exchange on September 28, 2001.


                           COMMODITY PRICE SENSITIVITY
                          NATURAL GAS FUTURE CONTRACTS
                        FOR THE YEAR ENDING JULY 31, 2002


                                                     Expected 2002 Maturity        Fair Value
                                                     ----------------------     ----------------
Natural Gas Future Volumes (MMBtu's)                          1,420,000                    --
Weighted Average Price (Per MMBtu)                        $        4.61         $          --
Contract Amount ($ U.S., in thousands)                    $     6,548.1         $     3,774.1


         Factors which could influence the fair value of the natural gas contracts include, but are not limited to, the overall general economy, the recent events which occurred on September 11, 2001 in New York and Washington, the general demand of natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world. Some of these same events have allowed the Company to mitigate the impact of the natural gas contracts, by the continued and in some cases expanded use of recycled oil in our manufacturing processes. Accurate estimates of the impact that these contracts may have on the Company's fiscal 2002 financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS


                                                                                                   JULY 31,
                                                                                     ----------------------------------
                                                                                        2001                   2000
                                                                                     ------------          ------------
                                                                                          (IN THOUSANDS OF DOLLARS)
                                      ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...............................................         $      4,444          $      1,388
   Investment securities ...................................................                1,257                 1,219
   Accounts receivable, less allowance of $1,858 in 2001 and $836 in 2000 ..               24,267                24,438
   Non-recurring fee receivable ............................................                2,078                    --
   Inventories .............................................................               15,445                16,928
   Income taxes receivable .................................................                  419                 2,267
   Prepaid stripping expense ...............................................                3,797                 2,386
   Prepaid expenses ........................................................                4,035                 5,333
                                                                                     ------------          ------------
           Total Current Assets ............................................               55,742                53,959
                                                                                     ------------          ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST
   Buildings and leasehold improvements ....................................               21,647                20,769
   Machinery and equipment .................................................               92,037                88,737
   Office furniture and equipment ..........................................                9,994                 9,532
   Vehicles ................................................................                4,889                 5,166
                                                                                     ------------          ------------
                                                                                          128,567               124,204
   Less accumulated depreciation and amortization ..........................              (83,694)              (76,033)
                                                                                     ------------          ------------
                                                                                           44,873                48,171
   Construction in progress ................................................                3,430                 3,722
   Land ....................................................................                7,733                 7,719
                                                                                     ------------          ------------
          Total Property, Plant and Equipment, Net .........................               56,036                59,612
                                                                                     ------------          ------------

OTHER ASSETS
   Goodwill and intangibles (Net of accumulated
      amortization of $3,569 in 2001 and $2,664 in 2000) ...................                9,691                10,324
   Deferred income taxes ...................................................                3,155                 2,606
   Other ...................................................................                5,900                 6,343
                                                                                     ------------          ------------
          Total Other Assets ...............................................               18,746                19,273
                                                                                     ------------          ------------
   Total Assets ............................................................         $    130,524          $    132,844
                                                                                     ============          ============



                                                                                                JULY 31,
                                                                                      -----------------------------
                                                                                         2001              2000
                                                                                      -----------       -----------
                                                                                         (IN THOUSANDS OF DOLLARS)

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of notes payable .........................................      $     2,150       $     1,750
   Accounts payable ............................................................            5,791             4,804
   Dividends payable ...........................................................              473               473
   Accrued expenses
      Salaries, wages and commissions ..........................................            1,524             2,111
      Trade promotions and advertising .........................................            4,006             1,159
      Freight ..................................................................            1,312             1,385
      Other ....................................................................            4,386             3,402
                                                                                      -----------       -----------
           Total Current Liabilities ...........................................           19,642            15,084
                                                                                      -----------       -----------

NONCURRENT LIABILITIES
   Notes payable ...............................................................           34,256            39,434
   Deferred compensation .......................................................            2,769             3,112
   Other .......................................................................            2,011             2,250
                                                                                      -----------       -----------
           Total Noncurrent Liabilities ........................................           39,036            44,796
                                                                                      -----------       -----------
           Total Liabilities ...................................................           58,678            59,880
                                                                                      -----------       -----------

STOCKHOLDERS' EQUITY
   Common Stock, par value $.10 per share, issued 5,470,435
      shares in 2001 and 2000 ..................................................              547               547
   Class B Stock, par value $.10 per share, issued 1,765,083
      shares in 2001 and 2000 ..................................................              177               177
   Additional paid-in capital ..................................................            7,667             7,698
   Retained earnings ...........................................................           89,778            90,757
   Restricted unearned stock compensation ......................................              (25)              (10)
   Cumulative translation adjustments ..........................................           (1,474)           (1,310)
                                                                                      -----------       -----------
                                                                                           96,670            97,859
   Less treasury stock, at cost (1,279,110 Common shares and 342,241 Class B shares in 2001 and 1,283,769 Common shares and
      342,241 Class B shares in 2000) ..........................................          (24,824)          (24,895)
                                                                                      -----------       -----------
           Total Stockholders' Equity ..........................................           71,846            72,964
                                                                                      -----------       -----------
   Total Liabilities and Stockholders' Equity ..................................      $   130,524       $   132,844
                                                                                      ===========       ===========


         The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                  YEAR ENDED JULY 31,
                                                    ----------------------------------------------
                                                       2001              2000             1999
                                                    ------------     ------------     ------------
                                                                    (IN THOUSANDS
                                                               EXCEPT FOR PER SHARE DATA)

NET SALES ......................................    $    167,862     $    171,732     $    171,217
COST OF SALES ..................................         129,781          125,184          119,126
                                                    ------------     ------------     ------------
GROSS PROFIT ...................................          38,081           46,548           52,091
NON-RECURRING FEE ..............................           4,278               --               --
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...         (38,193)         (39,555)         (40,340)
RESTRUCTURING AND SPECIAL CHARGES ..............              --           (1,239)              --
                                                    ------------     ------------     ------------
INCOME FROM OPERATIONS .........................           4,166            5,754           11,751
                                                    ------------     ------------     ------------
OTHER INCOME (EXPENSE)
   Interest income .............................             235              206              480
   Interest expense ............................          (2,916)          (3,185)          (3,185)
   Foreign exchange losses .....................            (228)            (173)            (124)
   Other investment (loss) income ..............             (76)             254              939
   Other, net ..................................             288              192              175
                                                    ------------     ------------     ------------
      Total Other Expense, Net .................          (2,697)          (2,706)          (1,715)
                                                    ------------     ------------     ------------
INCOME BEFORE INCOME TAXES .....................           1,469            3,048           10,036
INCOME TAXES ...................................             556              821            2,860
                                                    ------------     ------------     ------------
NET INCOME .....................................    $        913     $      2,227     $      7,176
                                                    ============     ============     ============

NET INCOME PER SHARE
   Basic .......................................    $       0.16     $       0.39     $       1.23
                                                    ============     ============     ============
   Dilutive ....................................    $       0.16     $       0.39     $       1.20
                                                    ============     ============     ============

AVERAGE SHARES OUTSTANDING
   Basic .......................................           5,613            5,647            5,827
                                                    ============     ============     ============
   Dilutive ....................................           5,613            5,677            5,996
                                                    ============     ============     ============


         The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                 RESTRICTED
                                           COMMON &   ADDITIONAL                 UNEARNED                 OTHER          TOTAL
                                           CLASS B     PAID-IN     RETAINED       STOCK      TREASURY  COMPREHENSIVE  STOCKHOLDERS'
                                            STOCK      CAPITAL     EARNINGS    COMPENSATION    STOCK      INCOME         EQUITY
                                          ---------   ---------    ---------   ------------  --------- -------------  -------------
                                                                              (IN THOUSANDS)

BALANCE, JULY 31, 1998 .................  $     724   $   7,702    $  85,158    $     (51)   $ (20,574)   $  (1,151)   $  71,808
                                                                                                                       ---------

Net Income .............................         --          --        7,176           --           --           --        7,176
  Cumulative Translation Adjustments ...         --          --           --           --           --           (8)          (8)
                                                                                                                       ---------
    Total Comprehensive Income .........                                                                                   7,168
                                                                                                                       ---------
Dividends Declared .....................         --          --       (1,904)          --           --           --       (1,904)
Purchases of Treasury Stock ............         --          --           --           --       (2,607)          --       (2,607)
Amortization of Restricted Common
  Stock Compensation ...................         --          --           --           42           --           --           42
                                          ---------   ---------    ---------    ---------    ---------    ---------    ---------
BALANCE, JULY 31, 1999 .................        724       7,702       90,430           (9)     (23,181)      (1,159)      74,507
                                                                                                                       ---------

Net Income .............................         --          --        2,227           --           --           --        2,227
  Cumulative Translation Adjustments ...         --          --           --           --           --         (151)        (151)
                                                                                                                       ---------
    Total Comprehensive Income .........                                                                                   2,076
                                                                                                                       ---------
Dividends Declared .....................         --          --       (1,900)          --           --           --       (1,900)
Purchases of Treasury Stock ............         --          --           --           --       (1,751)          --       (1,751)
Issuance of Stock Under 1995 Long-Term
  Incentive Plan .......................         --          (4)          --          (33)          37           --           --
Amortization of Restricted Common
  Stock Compensation ...................         --          --           --           32           --           --           32
                                          ---------   ---------    ---------    ---------    ---------    ---------    ---------
BALANCE, JULY 31, 2000 .................        724       7,698       90,757          (10)     (24,895)      (1,310)      72,964
                                                                                                                       ---------

Net Income .............................         --          --          913           --           --           --          913
  Cumulative Translation Adjustments ...         --          --           --           --           --         (164)        (164)
                                                                                                                       ---------
    Total Comprehensive Income .........                                                                                     749
                                                                                                                       ---------
Dividends Declared .....................         --          --       (1,892)          --           --           --       (1,892)
Purchases of Treasury Stock ............         --          --           --           --           (3)          --           (3)
Issuance of stock under 1995
  Long-Term Incentive Plan .............         --         (31)          --          (43)          74           --           --
Amortization of Restricted Common
  Stock Compensation ...................         --          --           --           28           --           --           28
                                          ---------   ---------    ---------    ---------    ---------    ---------    ---------
BALANCE, JULY 31, 2001 .................  $     724   $   7,667    $  89,778    $     (25)   $ (24,824)   $  (1,474)   $  71,846
                                          =========   =========    =========    =========    =========    =========    =========



         The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            YEAR ENDED JULY 31,
                                                                            -------------------
                                                                   2001            2000              1999
                                                                ----------      ----------      ----------
                                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................     $      913      $    2,227      $    7,176
                                                                ----------      ----------      ----------
Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization ..........................          9,089           9,099           8,497
   Non-cash restructuring and special charges .............             --             716              --
   Deferred income taxes ..................................           (549)            439             652
   Provision for bad debts ................................          1,045             523               8
   (Increase) decrease in
      Accounts receivable .................................         (2,952)            404          (1,163)
      Income taxes receivable .............................             --          (2,267)             --
      Inventories .........................................          1,483          (1,763)         (1,906)
      Prepaid stripping expense ...........................         (1,411)           (683)           (550)
      Prepaid expenses and taxes ..........................          3,146             (73)           (855)
      Other assets ........................................            378          (2,426)           (788)
   Increase (decrease) in
      Accounts payable ....................................            988             (38)            426
      Accrued expenses ....................................          3,250            (410)         (1,637)
      Deferred compensation ...............................           (344)            (94)             32
      Other ...............................................           (320)            302            (341)
                                                                ----------      ----------      ----------
         Total Adjustments ................................         13,803           3,729           2,375
                                                                ----------      ----------      ----------
         Net Cash Provided by Operating Activities ........         14,716           5,956           9,551
                                                                ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ...................................         (5,609)         (6,001)         (8,495)
   Proceeds from sale of property, plant and equipment ....            496              12             109
   Purchases of investment securities .....................         (2,487)         (1,219)         (1,225)
   Dispositions of investment securities ..................          2,450           1,225           1,173
   Other ..................................................            237              (9)              5
                                                                ----------      ----------      ----------
         Net Cash Used in Investing Activities ............         (4,913)         (5,992)         (8,433)
                                                                ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term debt ...................         (4,777)         (2,226)         (2,084)
   Proceeds from issuance of long-term debt ...............             --           3,033             400
   Dividends paid .........................................         (1,892)         (1,911)         (1,865)
   Purchase of treasury stock .............................             (3)         (1,751)         (2,607)
   Other ..................................................            (75)            (83)            (10)
                                                                ----------      ----------      ----------
         Net Cash Used in Financing Activities ............         (6,747)         (2,938)         (6,166)
                                                                ----------      ----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......          3,056          (2,974)         (5,048)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..............          1,388           4,362           9,410
                                                                ----------      ----------      ----------
CASH AND CASH EQUIVALENTS, END OF YEAR ....................     $    4,444      $    1,388      $    4,362
                                                                ==========      ==========      ==========


         The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of Oil-Dri Corporation of America and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

Management Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

         Revenues from sales of products are recognized upon shipment.

Income Taxes

         Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes.

         No provision has been made for possible income taxes which may be paid on the distribution of approximately $16,082,000 and $16,953,000 as of July 31, 2001 and 2000, respectively, of retained earnings of foreign subsidiaries, as substantially all such amounts are intended to be indefinitely invested in these subsidiaries or no additional income taxes would be incurred when such earnings are distributed. It is not practicable to determine the amount of income taxes or withholding taxes that would be payable upon the remittance of assets that represent those earnings.

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

Cash Equivalents

         Cash equivalents are highly liquid investments with maturities of three months or less when purchased.

Inventories

         Inventories are valued at the lower of cost (first-in, first-out) or market. The composition of inventories as of July 31 is as follows:


                                                                                        2001               2000
                                                                                     -----------       -----------
                                                                                            (IN THOUSANDS)

       Finished goods.............................................................   $     9,473       $    10,251
       Packaging..................................................................         4,029             5,273
       Other......................................................................         1,943             1,404
                                                                                     -----------       -----------
                                                                                     $    15,445       $    16,928
                                                                                     ===========       ===========

Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments in government backed instruments, both foreign and domestic, and with other quality institutions. Concentrations of credit risk with respect to accounts receivable are subject to the financial condition of certain major customers, principally the customer referred to in Note 3. The Company generally does not require collateral to secure customer receivables.

Property, Plant and Equipment

         Property, plant and equipment expenditures are generally depreciated using the straight-line method over their estimated useful lives as follows:


                                                                                       YEARS
                                                                                       -----

       Buildings and leasehold improvements.......................................      5-30
       Machinery and equipment....................................................      2-20
       Office furniture and equipment.............................................      2-10
       Vehicles...................................................................      2-8

Research and Development

         Research and development costs of $1,953,000, $1,951,000 and $2,110,000 were charged to expense as incurred for the years ended July 31, 2001, 2000 and 1999, respectively.

Intangibles and Goodwill

         Intangibles and goodwill are amortized on a straight-line basis over periods ranging from 15 to 40 years. The Company periodically reviews goodwill and other intangibles to assess recoverability from projected undiscounted cash flows of the related operating entities.

Advertising Costs

         The Company defers recognition of advertising production costs until the first time the advertising takes place; other advertising costs are expensed as incurred. Advertising expenses were $2,042,000, $2,252,000 and $3,408,000 for the years ended July 31, 2001, 2000 and 1999, respectively.

Fair Value of Financial Instruments

         Non-derivative financial instruments included in the consolidated balance sheets are cash and cash equivalents, investment securities and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2001 and 2000. The fair value of notes payable was estimated based on future cash flows discounted at current interest rates available to the Company for debt with similar maturities and characteristics. The fair value of notes payable as of July 31, 2001 and 2000 was less than its carrying value by approximately $201,000 and $2,880,000, respectively.

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

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement established new standards for the way companies report information about operating segments and requires that those enterprises report selected information about operating segments in the financial reports issued to stockholders. The Company adopted this standard in July 1999 (see Note 3).

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pension and Other Postretirement Benefits." This statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans in the financial statements. The Company's adoption of this new standard in July 1999 did not result in material changes to the previously reported amounts. See Note 8 for further discussion.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities an amendment of SFAS No. 133," (SFAS No. 138), which was required to be adopted in years beginning after June 15, 2000. One of the primary amendments to SFAS No. 133 establishes a "normal purchases and normal sales" exception. This exception permits companies to exclude contracts which provide for the purchase or sale of something other than a financial derivative instrument that will be delivered in quantities expected to be used or sold by the entity over a reasonable period of time in the normal course of business operations. The Company has forward purchase contracts for certain natural gas commodities that qualify for the "normal purchase" exception provisions of the amended statement. The adoption of SFAS No. 133 as amended by SFAS No. 138 had no material impact on either the financial position or results of operations.

         In September 2000, the Emerging Issues Task Force (EITF) issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Under the provisions of EITF 00-10, amounts billed to a customer in a sales transaction related to shipping and handling should be classified as revenue. Effective May 1, 2001, the Company adopted EITF 00-10, which did not have an effect on the amounts classified as revenue or costs of other services. The adoption had no impact on the determination of net income.

         Effective May 1, 2001, the Company adopted Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides the Securities and Exchange Commission's views in applying accounting principles generally accepted in the United States to revenue recognition in the financial statements. The adoption of SAB 101 did not have an effect on the financial statements of the Company.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The pooling of interests method is no longer permitted for business combinations after June 30, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 provided that their first quarter financial statements have not been issued. The Company is not required to adopt this new standard until fiscal year ended July 31, 2003 and is currently evaluating its impact.

         In April 2001, the EITF reached a final consensus on Issue 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The consensus addresses the accounting treatment and income statement classification for certain sales incentives, including cooperative advertising arrangements, buydowns and slotting fees. The consensus requires that slotting fees, now classified by the Company as selling, general and administrative expense, be reclassified as a reduction of gross sales. These guidelines will become effective for the Company during the third quarter of fiscal 2002. The adoption of EITF 00-25 is not expected to materially impact the Company's financial statements.

         In 2000, the EITF discussed a number of topics related to certain expenses that the Company reports in merchandising expenses, a component of SG&A expenses. In January 2001, the EITF issued No. 00-22, which requires certain rebate offers and free products that are delivered subsequent to a single exchange transaction to be recognized when incurred and reported as a reduction of revenue. EITF No. 00-14 was issued in May 2000 and subsequently amended in November 2000. This guidance requires certain coupon, rebate offers and free products offered concurrently with a single exchange transaction with a customer to be recognized when incurred and reported as revenue. The Company was required to adopt EITF No. 00-22 and No. 00-14 for the third quarter ending April 30, 2001, and the fourth quarter ending July 31, 2001, respectively. The effect of the adoptions of EITF No. 00-22 and No. 00-14 resulted in a reclassification of expenses and a restatement to reduce previously reported net sales and SG&A expenses. The effect of these reclassifications resulted in a reduction in net sales and a corresponding decrease in SG&A expenses of $3,449,000, $3,388,000 and $2,768,000 for the years ended July 31, 2001, 2000 and 1999, respectively.

NOTE 2 - SPECIAL CHARGES AND FEES

Special Charges

         In the second quarter of fiscal 2000, the Company recorded a pre-tax restructuring charge of $1,239,000 against income from operations, as follows (in thousands):


       Severance costs                                     $        604
       Non-performing asset                                         635
                                                           ------------
       Restructuring charge                                $      1,239
                                                           ============

         The severance costs were related to a realignment of the Company's personnel costs to bring them more in line with the then current levels of sales and profitability. The severance accrual represented 13 employees that were terminated during fiscal 2000. The majority of the positions terminated were at the selling, general and administrative level.

         The net book value of the non-performing asset consisted of specific production equipment that has been decommissioned. The equipment had been used primarily in the Agricultural Products segment. The net book value of this asset was approximately 1% of the net book value of all fixed assets outstanding as of January 31, 2000.

         At July 31, 2001, none of the restructuring charges remained in current liabilities. A summary of the balance sheet activity for the years ended July 31 is presented below (in thousands):


                                                     2001               2000             1999
                                                  ------------      ------------      ------------
                                                                   (IN THOUSANDS)

Beginning balance ...........................     $         81      $         --      $        358
Restructuring and special charges ...........               --             1,239                --
Utilization of special charges:
      Transportation business exit costs ....               --                --               (68)
      Write-off of non-performing assets ....               --                --              (124)
      Other exit costs ......................               --                --              (166)
Utilization of restructuring charge:
      Severance costs .......................              (81)             (523)               --
      Write-off of non-performing assets ....               --              (635)               --
                                                  ------------      ------------      ------------
Balance at end of year ......................     $         --      $         81      $         --
                                                  ============      ============      ============

Non-Recurring Fee

         On April 23, 2001, the Company signed two new long-term supply contracts with a major customer. At that time the old long-term supply contract between the Company and this customer was terminated and the Company received a termination fee of $4,278,000, of which $2,200,000 was received in fiscal 2001.

NOTE 3 - OPERATING SEGMENTS

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


                                                                    YEAR ENDED JULY 31
                                                                    ------------------
                                                              NET SALES                                  INCOME
                                                              ---------                                  ------
                                                   2001          2000        1999            2001         2000             1999
                                                 ---------    ---------    ---------       ---------    ---------       ---------
                                                                              (IN THOUSANDS)

Consumer Products ...........................    $ 107,921    $ 112,227    $ 111,936(4)    $   7,379    $  14,212       $  17,331
Specialty Products Group(2) .................       23,678       24,919       24,634(2)        2,747        3,863(2)        5,436(2)
Crop Production & Horticulture(2) ...........       16,691       15,949       17,556(2)        1,931        2,229(2)        3,669(2)
Industrial and Automotive Products ..........       19,572       18,637       17,091           1,085        1,008             783
                                                 ---------    ---------    ---------       ---------    ---------       ---------
TOTAL SALES/OPERATING INCOME ................    $ 167,862    $ 171,732    $ 171,217          13,142       21,312          27,219
                                                 ---------    ---------    ---------
Less:  Nonrecurring Fee(3) ..................                                                  4,278           --              --
       Special Charges(1) ...................                                                     --        1,239              --
       Corporate Expenses ...................                                                 13,270       14,046          14,478
       Interest Expense, net of interest
          income ............................                                                  2,681        2,979           2,705
                                                                                           ---------    ---------       ---------
INCOME BEFORE INCOME TAXES ..................                                                  1,469        3,048          10,036
INCOME TAXES ................................                                                    556          821           2,860
                                                                                           ---------    ---------       ---------
NET INCOME ..................................                                              $     913    $   2,227       $   7,176
                                                                                           =========    =========       =========

(1)    See Note 2 for a discussion of the special charge recorded in fiscal
       2000.

(2) Includes reclassification of animal health and nutrition products from the Crop Production and Horticultural Products Group to the Specialty Products Group to take advantage of international opportunities and spread the time-intensive burden of new product and market development between the business units.

(3)    See Note 2 for a discussion of the non-recurring fee recorded in fiscal
       2001.

(4) See Note 1 for a discussion of the restatement of Net Sales in fiscal 1999, 2000 and 2001.

         The following is a summary of financial information by geographic region for the years ended July 31:



                                                                            2001             2000           1999
                                                                         ----------      -----------     -----------
                                                                                        (IN THOUSANDS)

           Sales to unaffiliated customers:
                Domestic..............................................   $  156,063      $   158,343     $   156,716
                Foreign subsidiaries..................................   $   11,799      $    13,389     $    14,501
           Sales or transfers between geographic areas:
                Domestic..............................................   $    5,243      $     6,708     $     7,332
           Income before income taxes:
                Domestic..............................................   $    2,006      $     3,064     $     9,263
                Foreign subsidiaries..................................   $     (537)     $       (16)    $       773
           Net Income:
                Domestic..............................................   $    1,238      $     2,254     $     6,586
                Foreign subsidiaries..................................   $     (325)     $       (27)    $       590
           Identifiable assets:
                Domestic..............................................   $  120,715      $   122,761     $   122,686
                Foreign subsidiaries..................................   $    9,809      $    10,083     $    11,064

         The Company's largest customer accounted for the following percentage of consolidated net sales and net accounts receivable under the Consumer Products segment:


                                                                             2001             2000           1999
                                                                             ----             ----           ----

           Sales for the years ended July 31..........................         21%             20%            20%
           Accounts receivable as of July 31..........................         25%             26%            24%

NOTE 4 - NOTES PAYABLE

The composition of notes payable at July 31 is as follows:


                                                                                              2001             2000
                                                                                          ------------     ------------
                                                                                                  (IN THOUSANDS)
Town of Blue Mountain, Mississippi
    Principal payable on October 6, 2008. Interest payable monthly at a variable interest rate set weekly based on market conditions for similar instruments
    The average rate was 4.00% and 4.12% in fiscal 2001 and 2000, respectively
    Payment of these bonds by the Company is guaranteed by a letter of credit
    issued by Harris Trust and Savings Bank .........................................     $      2,500     $      2,500

Teachers Insurance and Annuity Association of America
    Final principal installment payable on November 15, 2002 Interest is payable
    semiannually at an annual rate of 9.38% .........................................            1,000            2,100

Teachers Insurance and Annuity Association of America
    Payable in annual principal installments on August 15: $ 500,000 in fiscal
    2002; $1,000,000 in fiscal 2003; and $2,500,000 in fiscal 2004 and 2005.
    Interest is payable semiannually at an annual rate of 7.17% .....................            6,500            6,500

Harris Trust and Savings Bank
    Payable in annual principal installments on June 20: $650,000 in fiscal
    2002; and $350,000 in fiscal 2003. Interest is payable quarterly at an
    annual rate of 7.78% ............................................................            1,000            1,650

Teachers Insurance and Annuity Association of America and Connecticut General
    Life Insurance Company
      Payable in annual principal installments on April 15:
      $1,500,000 in fiscal 2003, 2004 and 2005; $3,000,000 in fiscal 2006;
      $4,000,000 in fiscal 2007 and 2008; $1,500,000 in fiscal 2009; $3,000,000 in fiscal 2010; $2,000,000 in fiscal 2011; and $1,500,000 in fiscal 2012
      and 2013 Interest is payable semiannually at an annual rate of 6.55% ..........           25,000           25,000

Harris Trust and Savings Bank Credit Agreement ......................................               --            3,020

Other ...............................................................................              406              414
                                                                                          ------------     ------------
                                                                                          $     36,406     $     41,184

    Less current maturities of notes payable ........................................           (2,150)          (1,750)
                                                                                          ------------     ------------
                                                                                          $     34,256     $     39,434
                                                                                          ============     ============


         On January 29, 1999, the Company entered into a Credit Agreement with Harris Trust and Savings Bank which provides for up to $15,000,000 in committed unsecured revolving credit loans and/or letters of credit (not to exceed $5,000,000). This agreement terminates on January 29, 2004, or such earlier date as provided for in the agreement. Additionally, the Company decreased its uncommitted line of credit agreement, which is renewable on an annual basis, with Harris Trust and Savings Bank to $15,000,000 in fiscal 1999. Outstanding borrowings against this or prior lines were $0 and $3,020,000 at July 31, 2001 and 2000, respectively.

         In January 2001, the note agreement of the $25,000,000 private debt placement was amended to modify the fixed charges ratio covenant contained therein from the original ratio of 1.5 to 1.0 to new ratios as follows: (i) for the period ending November 1, 2000 through April 30, 2001 to 1.00 to 1.00; (ii) for the period ending May 1, 2001 through October 31, 2001 to 1.15 to 1.00;
(iii) for the period ending November 1, 2001 through July 31, 2002 to 1.25 to 1.00; (iv) and for the period ending August 1, 2002 and thereafter to 1.50 to
1.00. Additionally, prior note agreements dated as of April 15, 1993 and April 15, 1991 with Teachers Insurance and Annuity Association have also been amended to add a fixed charges coverage ratio covenant at substantially the same terms as those in the note agreement dated as of April 15, 1998 as amended.

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

         The following is a schedule by year of future maturities of notes payable as of July 31, 2001:


                                                                                                   (IN THOUSANDS)

           2003...................................................................                  $    2,850
           2004...................................................................                       4,000
           2005...................................................................                       4,080
           2006...................................................................                       3,080
           Later years............................................................                      20,246
                                                                                                    ----------
                                                                                                    $   34,256
                                                                                                    ==========

NOTE 5 - INCOME TAXES

         The provision for income tax expense consists of the following:



                                               2001           2000           1999
                                            ----------     ----------     ----------
                                                         (IN THOUSANDS)
Current
     Federal ...........................    $      586     $   (1,450)    $    1,324
     Foreign ...........................          (212)            11            182
     State .............................            74           (409)           702
                                            ----------     ----------     ----------
                                                   448         (1,848)         2,208
                                            ----------     ----------     ----------
Deferred
     Federal ...........................            65          1,046            649
     Operating loss carryforward .......            --          1,371             91
     Foreign ...........................            --             --              1
     State .............................            43            252            (89)
                                            ----------     ----------     ----------
                                                   108          2,669            652
                                            ----------     ----------     ----------
Total Income Tax Provision .............    $      556     $      821     $    2,860
                                            ==========     ==========     ==========

         Principal reasons for variations between the statutory federal rate and the effective rates for the years ended July 31 were as follows:


                                                                   2001            2000            1999
                                                                ----------      ----------      ----------

U.S. federal statutory income tax rate .....................          34.0%           34.0%           34.0%
Depletion deductions allowed for mining ....................         (13.0)           (5.0)          (12.0)
State income tax expense/(benefit), net of federal
  tax (benefit)/expense ....................................           5.3            (3.4)            4.0
Valuation allowance without income tax benefit .............            --            (3.3)            4.6
Difference in effective tax rate of foreign subsidiaries ...          (0.2)           (0.1)           (1.0)
Alternative minimum and foreign tax credits ................           5.4             3.8             1.9
Other ......................................................           6.4             0.9            (3.0)
                                                                ----------      ----------      ----------
                                                                      37.9%           26.9%           28.5%
                                                                ==========      ==========      ==========

         The consolidated balance sheets as of July 31 included the following tax effects of cumulative temporary differences:


                                                2001                       2000
                                       -----------------------   ------------------------
                                         ASSETS    LIABILITIES    ASSETS      LIABILITIES
                                       ---------   -----------   ---------    -----------
                                                         (IN THOUSANDS)

Depreciation ......................    $      --    $     810    $      --     $   1,000
Deferred compensation .............        1,075           --        1,207            --
Postretirement benefits ...........          560           --          548            --
Allowance for doubtful accounts ...          721           --          324            --
Other assets ......................          791           --          293            --
Accrued expenses ..................          421           --          255            --
Tax credits .......................          397           --          635            --
Other .............................           --           --           --           259
Operating loss carryforward .......           --           --        1,125            --
                                       ---------    ---------    ---------     ---------
                                           3,965          810        4,387         1,259
Valuation allowance ...............           --           --         (522)           --
                                       ---------    ---------    ---------     ---------
Total deferred taxes ..............    $   3,965    $     810    $   3,865     $   1,259
                                       =========    =========    =========     =========

         As of July 31, 2001, for federal income tax purposes there were alternative minimum tax credit carryforwards of approximately $397,000. Due to the higher levels of taxable income at the parent company level in the current year, the

Company was able to utilize foreign tax credit of $522,000 and net operating loss carryforwards of approximately $2,899,000. The net decrease in the valuation allowance of $522,000 is due to the utilization of the foreign tax credit and net operating loss carryforwards that were partially reserved for in the prior year.

NOTE 6 - STOCKHOLDERS' EQUITY

         The authorized capital stock of the Company at July 31, 2001 and 2000 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share. There are no Class A shares currently outstanding.

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

         Common Stock is entitled to cash dividends, as and when declared or paid, equal to 133 1/3% on a per share basis of the cash dividend paid on Class B Stock. Class A Common Stock is entitled to cash dividends on a per share basis equal to the cash dividend on Common Stock. Additionally, while shares of Common Stock, Class A Common Stock and Class B Stock are outstanding, the sum of the per share cash dividend paid on shares of Common Stock and Class A Common Stock, must be equal to at least 133 1/3% of the sum of the per share cash dividend paid on Class B Stock and Class A Common Stock. See Note 4 regarding dividend restrictions.

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

         In December 1999, the Board of Directors of the Company authorized the repurchase, from time to time, of up to 350,000 additional shares of the Company's stock. This authorization, in addition to previous authorizations, totals 1,916,771 shares. As of July 31, 2001, 1,279,110 shares of Common Stock and 342,241 shares of Class B stock have been repurchased under these authorizations.

         The number of holders of record of Common Stock and Class B stock on July 31, 2001 was 975 and 33, respectively, as reported by the Company's transfer agent. The Company's Common Stock is traded on the New York Stock Exchange. There is no established trading market for the Class B Stock.

NOTE 7 - STOCK OPTION PLANS

         The Company instituted the Oil-Dri Corporation of America 1995 Long Term Incentive Plan during the fiscal year ended July 31, 1996. On December 9, 1997, the stockholders voted to increase the number of shares available for grant under the 1995 Plan from 500,000 to 1,000,000 and further authorized the grant of Class B Shares under the Plan to certain members of the Richard M. Jaffee family. Generally, other than grants to Richard M. Jaffee family members, shares of stock awarded under the 1995 Plan will be Class A Common Stock, except that, if there is no Class A Common Stock issued and publicly traded on a securities exchange when such awards are exercised, the shares awarded would be Common Stock. On December 7, 1999, the stockholders voted to increase the number of shares available for grant under the 1995 Plan from 1,000,000 to 1,500,000. On June 9, 2000 the 1995 Plan was amended to provide 100% vesting and a three year exercise period upon the death or disability of a grantee or upon a grantee's retirement with age plus years of service equal to at least 80. The Plan provides for various other types of awards. Awards of restricted stock in the amount of 5,000 and 2,500 shares were made during the fiscal years ended July 31, 2001 and 2000, respectively. On September 18, 1998, 840,125 shares which had been issued in prior fiscal years under the 1995 Plan at an average price of $14.83 were reissued at an exercise price of $11.25. The reissued options awarded to members of the Richard M. Jaffee family covered Class B shares. A new vesting period applied to all the reissued options. All grants awarded under this plan have to date an initial term of ten years and vest and become exercisable gradually over five years.

         The Oil-Dri Corporation of America 1988 Stock Option Plan terminated on December 12, 1995, for purposes of future grants. The outstanding options under this plan will remain outstanding and exercisable in accordance with their respective terms. As of July 31, 2001, all options outstanding are vested and exercisable.

         The Company instituted the Oil-Dri Corporation of America Outside Director's Stock Plan on June 9, 1998. All shares of stock issued under this plan will be shares of Common Stock issued from Treasury Stock. The Plan provides for stock option grants and various other types of awards. Grants awarded under this plan to date have initial terms of ten years and a vesting period of one year.

         A summary of option transactions under the plans follows:



                                          NUMBER OF        WEIGHTED
                                            SHARES         AVERAGE
                                        (IN THOUSANDS)  EXERCISE PRICE
                                        --------------  --------------


Options outstanding at August 1, 1998           1,137    $      15.42
     Granted                                      882    $      11.29
     Exercised                                     --              --
     Canceled                                      81    $      14.73
     Canceled/Reissued                            840    $      14.83
                                         ------------    ------------

Options outstanding at August 1, 1999           1,098    $      12.61
     Granted                                      177    $      12.50
     Exercised                                     --              --
     Canceled                                     280    $      12.40
                                         ------------    ------------
Options outstanding at August 1, 2000             995    $      12.65
     Granted                                      258    $       9.02
     Exercised                                     --              --
     Canceled                                     116    $      13.48
                                         ------------    ------------
OPTIONS OUTSTANDING AT AUGUST 1, 2001           1,137    $      11.74
                                         ============    ============


         Options exercisable were 336,325, 189,500 and 204,537 as of July 31, 2001, 2000 and 1999, respectively. The weighted average exercise price of the options exercisable as of July 31, 2001, 2000 and 1999 was $14.10, $17.33 and $17.49, respectively.

         The Company had reserved 587,250, 684,750 and 109,438 shares, respectively, as of July 31, 2001, 2000 and 1999 under the Oil-Dri Corporation of America 1995 Long Term Incentive Plan.

         The Company had reserved 40,000, 120,000 and 130,000 shares of Common Stock, respectively, as of July 31, 2001, 2000 and 1999, under the Oil-Dri Corporation of America Outside Director's Stock Plan.

                       OPTIONS OUTSTANDING AND EXERCISABLE
                         BY PRICE RANGE AS OF 7/31/2001


                               Options Outstanding                                               Options Exercisable
----------------------------------------------------------------------------------       ------------------------------------
Range of Exercise          Outstanding as     Weighted Average        Weighted                                    Weighted
                            of 7/31/2001         Remaining             Average               Shares               Average
      Prices               (in thousands)     Contractual Life      Exercise Price       (in thousands)        Exercise Price
-------------------        -------------      ----------------      --------------       --------------        --------------
   $6.01 - $8.00                      90                  9.3        $        8.00                   --        $        0.00
  $8.01 - $10.00                     210                  8.7        $        9.23                   --        $        0.00
  $10.01 - $12.00                    569                  6.8        $       11.25                  163        $       11.25
  $14.01 - $16.00                    189                  7.1        $       14.67                   94        $       14.70
  $18.01 - $20.00                     79                  3.1        $       19.27                   79        $       19.27
-------------------        -------------        -------------        -------------        -------------        -------------
  $6.01 - $20.00                   1,137                  7.2        $       11.74                  336        $       14.10
===================        =============        =============        =============        =============        =============

         The Company has elected to continue to account for stock-based compensation using the intrinsic value method under APB Opinion No. 25. Consequently, no compensation expense has been recognized for stock options. If compensation expense for the Company's stock options issued in the fiscal years ended July 31, 2001, 2000 and 1999 had been determined based on the fair value method of accounting, as defined in SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                                2001             2000            1999
                                            ------------     ------------     ------------
                                                            (IN THOUSANDS
                                                    EXCEPT FOR PER SHARE AMOUNTS)

Net income as reported ................     $        913     $      2,227     $      7,176
Pro forma .............................     $        235     $      1,651     $      6,515

Net income per share as reported
    Basic .............................     $       0.16     $       0.39     $       1.23
    Dilutive ..........................     $       0.16     $       0.39     $       1.20
Pro forma
    Basic .............................     $       0.04     $       0.29     $       1.12
    Dilutive ..........................     $       0.04     $       0.29     $       1.09

         The fair value of issued stock options is estimated on the grant date using the Black-Scholes Option Pricing Method with the following assumptions:


                                       2001              2000               1999
                                   ------------      ------------      ------------

Dividend Yields ..............              4.2%              3.1%              2.8%
Volatility ...................             37.2%             30.9%             25.8%
Risk-free Interest Rate ......              5.8%              6.1%              5.9%
Expected Life (Years) ........              5.4               5.4               5.4

         The weighted average fair value of the options granted, including the effect of repricing in fiscal year 1999, was $2.45, $3.66 and $1.42 for the fiscal years ended July 31, 2001, 2000 and 1999, respectively.

NOTE 8 - EMPLOYEE BENEFIT PLANS

         The Company and its subsidiaries have defined benefit pension plans for eligible salaried and hourly employees. Benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service. The assets of these plans are invested in various high quality marketable securities.

         The net periodic pension cost for the years ended July 31 consists of the following:



                                                             2001             2000               1999
                                                         ------------      ------------      ------------
                                                                          (IN THOUSANDS)

Service cost .......................................     $        424      $        499      $        539
Interest cost on projected benefit obligations .....              682               642               591
Expected return on plan assets .....................             (977)             (904)             (686)
Net amortization and deferral ......................             (122)             (105)              (33)
                                                         ------------      ------------      ------------
Net pension cost ...................................     $          7      $        132      $        411
                                                         ============      ============      ============

         The funded status of the plans at July 31 is as follows:


                                                                                           2001              2000
                                                                                       ------------      ------------
                                                                                              (IN THOUSANDS)

Fair Value of Plan Assets (Less) Greater Than Projected Benefit Obligations ......     $       (435)     $      2,340
Unrecognized Net Gain ............................................................             (929)           (3,679)
Unrecognized Prior Service Cost ..................................................              526               534
Unrecognized Net Liability (Asset) at Transition .................................             (185)             (211)
                                                                                       ------------      ------------
Accrued Pension Included in Noncurrent Liabilities--Other ........................     $     (1,023)     $     (1,016)
                                                                                       ============      ============

         Reconciliation of the assets and liabilities of the plans at July 31 is as follows:


                                                               2001              2000
                                                           ------------      ------------
                                                                   (IN THOUSANDS)

Change in Plan Assets:
    Plan assets at fair value, beginning of year .....     $     11,040      $     10,059
    Actual return on plan assets .....................             (473)              852
    Contributions ....................................               --               387
    Benefits paid ....................................             (366)             (258)
                                                           ------------      ------------
    Plan assets at fair value, end of year ...........     $     10,201      $     11,040
                                                           ============      ============

Change in Projected Benefit Obligation:
    Projected benefit obligation, beginning of year ..     $      8,700      $      8,370
    Service cost .....................................              424               499
    Interest cost ....................................              681               642
    Change in discount rate ..........................            1,080              (368)
    Other assumption changes .........................               --              (259)
    Plan amendments ..................................               39                --
    Actuarial loss ...................................               78                74
    Benefits paid ....................................             (366)             (258)
                                                           ------------      ------------
    Projected benefit obligation, end of year ........     $     10,636      $      8,700
                                                           ============      ============

         Assumptions used in the previous calculations are as follows:


                                                                                        2001              2000
                                                                                     ---------         ---------

Discount rate ...............................................................              7.3%              8.0%
Rate of increase in compensation levels for net pension costs ...............              4.5%              5.0%
Rate of increase in compensation levels for projected benefit obligations ...              4.5%              4.5%
Long-term expected rate of return on assets .................................              9.0%              9.0%

         The Company has funded the plans based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974 (ERISA), as amended.

         For the years ended July 31, 2001, 2000 and 1999, the Company maintained a 401(k) savings plan under which the Company matches a portion of employee contributions. The plan is available to essentially all domestic employees at the beginning of the month following thirty or sixty days of employment. During the period May 1, 1998 through July 31, 1999, domestic employees were eligible to participate at the beginning of the fiscal quarter following thirty or sixty days of employment. Prior to May 1, 1998, domestic employees were eligible to participate after one year of service and the attainment of age 21. The Company's contributions to this plan, and to similar plans maintained by the Company's foreign subsidiaries, were $445,000, $489,000 and $449,000 for fiscal years 2001, 2000 and 1999, respectively.

NOTE 9 - DEFERRED COMPENSATION

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         The Company became a guarantor of certain leases for transportation equipment reassigned to CRST International, Inc. (CRST) during fiscal 1998, when exiting the transportation business. Remaining payments due under these lease agreements by CRST are $156,000 and $65,000 for fiscal years 2002 and 2003, respectively.

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

NOTE 11 - LEASES

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

         The following is a schedule by year of future minimum rental requirements under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of July 31, 2001:


                                                                                                            (IN THOUSANDS)

         2002.............................................................................................    $    2,303
         2003.............................................................................................         1,827
         2004.............................................................................................         1,686
         2005.............................................................................................         1,006
         2006.............................................................................................         1,009
         Later years......................................................................................         3,061
                                                                                                              ----------
                                                                                                              $   10,892
                                                                                                              ==========

         The following schedule shows the composition of total rental expense for all operating leases, including those with terms of one month or less which were not renewed, as of the years ended July 31:



                                                                                      2001         2000          1999
                                                                                   ----------   ----------    ----------
                                                                                              (IN THOUSANDS)

         Transportation equipment..............................................    $      941   $    1,099    $      898
         Office facilities.....................................................           485          480           475
         Warehouse facilities..................................................           408          452           216
         Mining properties
              Minimum..........................................................           192          191           186
              Contingent.......................................................           430          295           410
         Other.................................................................           646          594           630
                                                                                   ----------   ----------    ----------
                                                                                   $    3,102   $    3,111    $    2,815
                                                                                   ==========   ==========    ==========

NOTE 12 - OTHER CASH FLOW INFORMATION

         Cash payments (refunds) for interest and income taxes were as follows:



                                                                                      2001         2000          1999
                                                                                   ----------   ----------    ----------
                                                                                              (IN THOUSANDS)

         Interest..............................................................    $    2,619   $    2,836    $    2,879
                                                                                   ==========   ==========    ==========
         Income Taxes..........................................................    $    (743)   $    2,051    $    3,152
                                                                                   =========    ==========    ==========

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         A summary of selected information for 2001 and 2000 is as follows:



                                                                             FISCAL 2001 QUARTER ENDED
                                                                             -------------------------
                                                      OCTOBER 31    JANUARY 31    APRIL 30        JULY 31        TOTAL
                                                     ------------  -----------  ------------    -----------   ----------
                                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

         Net Sales..............................     $     42,531  $    45,544  $     41,274    $    38,513   $  167,862
         Gross Profit...........................     $     10,819  $    10,281  $      9,194    $     7,787   $   38,081
         Net Income.............................     $        433  $      (261) $      1,906    $    (1,165)  $      913
         Net Income Per Share
              Basic.............................     $       0.08  $     (0.05) $       0.34    $     (0.21)  $     0.16
              Dilutive..........................     $       0.08  $     (0.05) $       0.34    $     (0.21)  $     0.16
         Dividends Per Share
              Common............................     $       0.09  $      0.09  $       0.09    $      0.09   $     0.36
              Class B...........................     $       0.07  $      0.07  $       0.07    $      0.07   $     0.27
         Company Common Stock Price Range:
              High..............................     $      10.00  $      9.50  $       9.20    $      8.35
              Low...............................     $       6.50  $      6.44  $       6.92    $      7.50



                                                                          FISCAL 2000 QUARTER ENDED
                                                                          -------------------------
                                                      OCTOBER 31   JANUARY 31     APRIL 30        JULY 31        TOTAL
                                                     ------------  -----------  ------------    -----------   ----------
                                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

         Net Sales..............................     $     43,552  $    45,205  $     41,846    $    41,129   $  171,732

         Gross Profit...........................     $     12,583  $    11,409  $     11,303    $    11,253   $   46,548
         Net Income.............................     $      1,479  $      (599) $        560    $       787   $    2,227
         Net Income Per Share
              Basic.............................     $       0.26  $     (0.11) $       0.10    $      0.14   $     0.39
              Dilutive..........................     $       0.25  $     (0.10) $       0.10    $      0.14   $     0.39
         Dividends Per Share
              Common............................     $       0.09  $      0.09  $       0.09    $      0.09   $     0.36
              Class B...........................     $       0.07  $      0.07  $       0.07    $      0.07   $     0.27
         Company Common Stock Price Range:
              High..............................     $      16.13  $     15.63  $      12.81    $     10.25
              Low...............................     $       9.75  $     11.75  $       6.88    $      7.75

                          INDEPENDENT AUDITOR'S REPORT


STOCKHOLDERS AND BOARD OF DIRECTORS
Oil-Dri Corporation of America

    We have audited the consolidated balance sheets of OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES as of July 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES as of July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

BLACKMAN KALLICK BARTELSTEIN, LLP

Chicago, Illinois

September 10, 2001


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is (except for information set forth below concerning the Board of Directors and information in Part I, hereof, concerning executive officers) contained in the Registrant's Proxy Statement for its 2001 Annual Meeting of stockholders ("Proxy Statement") under the caption "1. Election of Directors" and is incorporated herein by this reference.

                               BOARD OF DIRECTORS

Richard M. Jaffee                                                 Thomas D. Kuczmarski
   Chairman                                                          Senior Partner and President,
                                                                       Kuczmarski & Associates, Inc.
Daniel S. Jaffee
  President and Chief Executive Officer                           Joseph C. Miller
                                                                     Vice-Chairman
J. Steven Cole(1)
  President, Cole & Associates,                                   Paul J. Miller
  Chairman, Sav-A-Life Systems, Inc.                                 Partner, Sonnenschein Nath & Rosenthal

Arnold W. Donald                                                  Allan H. Selig(2)
  Senior Vice-President, Monsanto Life Sciences Co.                  President and Chairman, Selig Lease Company,
                                                                       Commissioner of Major League Baseball
Ronald B. Gordon
  Chief Executive Officer, Beiersdorf North America

     (1) Audit Committee Chair
     (2) Compensation Committee Chair

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is contained in the Registrant's Proxy Statement under the captions "General--Principal Stockholders" and "Security Ownership of Management" and is incorporated herein by this reference.

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

               Consolidated Balance Sheets as of July 31, 2001 and July 31,
               2000.

               Consolidated Statements of Income for the fiscal years ended July 31, 2001, July 31, 2000 and July 31, 1999.

               Consolidated Statements of Stockholders' Equity for the fiscal years ended July 31, 2001, July 31, 2000 and July 31, 1999.

               Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2001, July 31, 2000 and July 31, 1999.

               Notes to Consolidated Financial Statements.

               Independent Auditor's Report.

         (a)(2) The following financial statement schedules are contained herein:

               Schedule to Financial Statements, as follows:

                        Schedule II--Valuation and Qualifying Accounts, years ended July 31, 2001, 2000 and 1999.

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

(10)(c)(4)(6)           Memorandum of Agreement #1450 "Fresh Step"(TM), dated as
                        of March 12, 2001 between A&M Products Manufacturing
                        Company and Registrant. (Confidential treatment of certain portions of this Exhibit has been granted.)

(10)(c)(5)(7)           Memorandum of Agreement #1465 "Johnny Cat"(TM), dated as
                        of April 18, 2001 between A&M Products Manufacturing
                        Company and Registrant. (Confidential treatment of certain portions of this Exhibit has been granted.)

(10)(d)(8)              Description of 1987 Executive Deferred Compensation
                        Program.*

(10)(e)(1)(9)           Salary Continuation Agreement dated August 1, 1989
                        between Richard M. Jaffee and the Registrant ("1989
                        Agreement").*

(10)(e)(2)(10)          Extension and Amendment, dated October 9, 1998, to the
                        1989 Agreement.*

(10)(e)(3)(11)          Second Amendment, Effective October 31, 2000, to the
                        1989 Agreement.*

(10)(f)(12)             1988 Stock Option Plan.*

(10)(g)(13) Note Agreement, dated April 5, 1991, between the Registrant and Teacher's Insurance and Annuity Association of America regarding $8,000,000 9.38% Senior Notes due November 15, 2001.

(10)(h)(14) Note Agreement, dated as of April 15, 1993, between the Registrant and Teacher's Insurance and Annuity Association of America regarding $6,500,000 7.17% Senior Notes due August 15, 2004.

(10)(i)(15) Credit Agreement, dated as of September 21, 1994, between the Registrant and Harris Trust and Savings Bank regarding $5,000,000 7.78% Term Loan Note and $5,000,000
                        Revolving Credit Note.

(10)(j) The Oil-Dri Corporation of America Deferred Compensation Plan adopted November 15, 1995, as amended and restated effective October 1, 2000.*

(10)(k) The Oil-Dri Corporation of America 1995 Long Term Incentive Plan as amended and restated effective June 9, 2000.*

(10)(l)(16) $10,000,000 unsecured line of credit agreement dated as of July 25, 1996 between the Registrant and Harris Trust and Savings Bank.

(10)(m)(17) $25,000,000 Note Purchase Agreement dated as of April 15, 1998 between the Registrant and Teachers Insurance and Annuity Association of America and Cigna Investments, Inc.

(10)(n) The Oil-Dri Corporation of America Outside Director Stock Plan as amended and restated effective October 16, 1999.*

(10)(o)(18) $15,000,000 unsecured line of credit agreement dated January 29, 1999 between the Company and Harris Trust and Savings Bank.

(10)(p)(19) $15,000,000 unsecured, uncommitted line of credit agreement dated January 29, 1999 between the Company and Harris Trust and Savings Bank.

(10)(q)(20)             Split Dollar Life Insurance Agreements dated February
                        26, 1999.*

(10)(r)(21) Agreement ("Church & Dwight Agreement") dated May 19, 1999 between Church & Dwight Co., Inc. and the Registrant. (Confidential treatment of certain portions of this Exhibit has been granted.)

         (b)   Reports on Form 8-K.

               Reports on Form 8-K were filed by the Registrant on November 13, 2000 and May 1, 2001, reporting on Item 5., other events.

(11)                    Statement re: Computation of Income per Share.

(21)                    Subsidiaries of the Registrant.

(23)                    Consent of Blackman Kallick Bartelstein, LLP.

-----------------

*        Management contract or compensatory plan or arrangement.

1 Incorporated by reference to Exhibit (4.1) to the Registrant's Registration Statement on Form S-8 (Registration No. 333-57625), made effective on June 24, 1998.

2 Incorporated by reference to Exhibit (3)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

3 Incorporated by reference to Exhibit (10)(f) to the Registrant's Registration Statement on Form S-2 (Registration No. 2-97248) made effective on May 29, 1985.

4 Incorporated by reference to Exhibit (10)(e)(2) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

5 Incorporated by reference to Exhibit (10)(e)(3) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

6 Incorporated by reference to Exhibit 10(s) to Registrant's Current Report on Form 8-K dated May 1, 2001.

7 Incorporated by reference to Exhibit 10(t) to Registrant's Current Report on Form 8-K dated May 1, 2001.

8 Incorporated by reference to Exhibit (10)(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

9 Incorporated by reference to Exhibit (10)(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

10 Incorporated by reference to Exhibit (10)(n) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

11 Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated November 13, 2000.

12 Incorporated by reference to Exhibit (4)(a) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-29650), made effective on June 30, 1989.

13 Incorporated by reference to Exhibit (10)(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

14 Incorporated by reference to Exhibit (10)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

15 Incorporated by reference to Exhibit (10)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

16 Incorporated by reference to Exhibit (10)(l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

17 Incorporated by reference to Exhibit (10)(m) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

18 Incorporated by reference to Exhibit (10)(o) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999.

19 Incorporated by reference to Exhibit (10)(p) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999.

20 Incorporated by reference to Exhibit (10)(q) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999.

21 Incorporated by reference to Exhibit (10)(r) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

         The Registrant agrees to furnish the following agreements upon the request of the Commission:

Exhibit (4)(b)          Letter of Credit Agreement, dated as of October 1, 1988
                        between Harris Trust and Savings Bank and Blue Mountain
                        Production Company in the amount of $2,634,590 in connection with the issuance by Town of Blue Mountain, Mississippi of Variable/Fixed Rate Industrial
                        Development Revenue Bonds, Series 1988 B (Blue Mountain
                        Production Company Project) in the aggregate principal amount of $2,500,000 and related Indenture of Trust, Lease Agreement, Remarketing Agreement and Guaranties.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OIL-DRI CORPORATION OF AMERICA
                                      (Registrant)

                                      By    /s/   DANIEL S. JAFFEE
                                         --------------------------------------
                                         Daniel S. Jaffee,
                                         President and Chief Executive Officer,
                                         Director

Dated: October 12, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   /s/               RICHARD M. JAFFEE                          October 12, 2001
---------------------------------------------------------
                     Richard M. Jaffee
         Chairman of the Board of Directors

   /s/               JEFFREY M. LIBERT                          October 12, 2001
---------------------------------------------------------
                     Jeffrey M. Libert
                      Vice President
                  Chief Financial Officer
                Principal Financial Officer

   /s/                DANIEL T. SMITH                           October 12, 2001
---------------------------------------------------------
                      Daniel T. Smith
                   Corporate Controller
               Principal Accounting Officer

   /s/                J. STEVEN COLE                            October 12, 2001
---------------------------------------------------------
                      J.  Steven Cole
                         Director

   /s/               ARNOLD W. DONALD                           October 12, 2001
---------------------------------------------------------
                     Arnold W. Donald
                         Director

   /s/               RONALD B. GORDON                           October 12, 2001
---------------------------------------------------------
                     Ronald B. Gordon
                         Director

   /s/             THOMAS D. KUCZMARSKI                         October 12, 2001
---------------------------------------------------------
                   Thomas D. Kuczmarski
                         Director


   /s/               JOSEPH C. MILLER                           October 12, 2001
---------------------------------------------------------
                     Joseph C. Miller
                         Director

   /s/                PAUL J. MILLER                            October 12, 2001
---------------------------------------------------------
                      Paul J. Miller
                         Director

   /s/                ALLAN H. SELIG                            October 12, 2001
---------------------------------------------------------
                      Allan H. Selig
                         Director

                                                                     SCHEDULE II

                 OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS



                                                                      YEAR ENDED JULY 31
                                                                      ------------------
                                                        2001                 2000                1999
                                                     ------------        ------------        ------------
                                                                        (IN THOUSANDs)
    Allowance for doubtful accounts:
         Beginning balance ..................        $        836        $        358        $        351
         Additions charged to expense .......               1,045                 523                   8
         Deductions* ........................                  23                  45                   1
                                                     ------------        ------------        ------------
         Balance at end of year .............        $      1,858        $        836        $        358
                                                     ============        ============        ============

*     Net of recoveries.

    Inventory obsolescence reserve:
         Beginning balance ..................        $        256        $        358        $        540
         Additions charged to expense .......                 100                  --                 300
         Deductions .........................                  --                 102                 482
                                                     ------------        ------------        ------------
         Balance at end of year .............        $        356        $        256        $        358
                                                     ============        ============        ============

    Valuation reserve for income taxes:
         Beginning balance ..................        $        522        $      1,742        $        648
         Additions charged to expense .......                  --                 522               1,094
         Deductions .........................                 522               1,742                  --
                                                     ------------        ------------        ------------
         Balance at end of year .............        $         --        $        522        $      1,742
                                                     ============        ============        ============

                                  EXHIBIT INDEX



EXHIBIT
NUMBER       DESCRIPTION
------       -----------
(11)         Computation of Net Income Per Share
(21)         Subsidiaries of the Registrant
(23)         Consent of Blackman Kallick Bartelstein, LLP


Note: Shareholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213.