Form 10-Q
period 2001-10-31
OIL DRI CORPORATION OF AMERICA
filed 2001-12-05
CIK 74046

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[x]            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                For the Quarterly Period Ended October 31, 2001

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

                                   CONTENTS

                                                                       PAGE
                                    PART I

ITEM 1: Financial Statements And Supplementary Data....................3-10

ITEM 2: Management Discussion And Analysis Of Financial Condition
        And The Results Of Operations.................................11-13

ITEM 3: Quantitative And Qualitative Disclosures About Market Risk....13-14


                                   PART II

ITEM 6: Exhibits And Reports on Form 8-K.................................15

SIGNATURES...............................................................16

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                         ---------------------
                                                          OCTOBER 31   JULY 31
                    ASSETS                                  2001         2001
                                                         ---------------------
CURRENT ASSETS
Cash and Cash Equivalents                                 $  2,659   $   4,444
Investment Securities                                        1,257       1,257
Accounts Receivable, less allowance of $1,563
  and $1,858 at October 31 and July 31, 2001,               24,858      24,267
  respectively
Other Receivables                                            2,800       2,497
Inventories                                                 16,478      15,445
Prepaid Stripping Expense                                    3,966       3,797
Prepaid Expenses                                             4,503       4,035
                                                         ---------   ---------
    TOTAL CURRENT ASSETS                                    56,521      55,742
                                                         ---------   ---------


PROPERTY, PLANT AND EQUIPMENT - AT COST
Cost                                                       141,129     139,730
Less Accumulated Depreciation and Amortization             (85,759)    (83,694)
                                                          --------   ---------
    TOTAL PROPERTY, PLANT AND Equipment, Net                55,370      56,036
                                                          --------   ---------



OTHER ASSETS
Goodwill & Intangibles, net of accumulated
  amortization of $3,752 and $3,569 at October
  31, 2001 and July 31, 2001, respectively                   9,515       9,691
Deferred Income Taxes                                        3,155       3,155
Other                                                        5,899       5,900
                                                         ---------   ---------
    TOTAL OTHER ASSETS                                      18,569      18,746
                                                         ---------   ---------

TOTAL ASSETS                                             $ 130,460   $ 130,524
                                                         =========   =========



The accompanying notes are an integral part of the consolidated financial statements.

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                      ------------------------
      LIABILITIES & STOCKHOLDERS' EQUITY                OCTOBER 31     JULY 31
                                                            2001         2001
                                                      ------------------------
CURRENT LIABILITIES
Current Maturities of Notes Payable                       $  2,650    $  2,150
Accounts Payable                                             4,422       5,791
Dividends Payable                                              473         473
Accrued Expenses
  Salaries, wages and commissions                            1,862       1,524
  Trade promotions and advertising                           4,907       4,006
  Freight                                                    1,754       1,312
  Other                                                      4,582       4,386
                                                          --------    --------
           TOTAL CURRENT LIABILITIES                        20,650      19,642
                                                          --------    --------

NONCURRENT LIABILITIES
Notes Payable                                               33,250      34,256
Deferred Compensation                                        2,754       2,769
Other                                                        2,112       2,011
                                                          --------    --------
           TOTAL NONCURRENT LIABILITIES                     38,116      39,036
                                                          --------    --------

           TOTAL LIABILITIES                                58,766      58,678
                                                          --------    --------

STOCKHOLDERS' EQUITY
Common Stock, par value $.10 per share, issued
  5,470,435 shares at October 31 and July
  31, 2001                                                     547         547
Class B Stock, par value $.10 per share, issued
  1,765,083 shares at October 31 and July
  31, 2001                                                     177         177
Additional Paid-In Capital                                   7,667       7,667
Retained Earnings                                           89,572      89,778
Restricted Unearned Stock Compensation                         (20)        (25)
Cumulative Translation Adjustment                           (1,425)     (1,474)
                                                          --------    --------
                                                            96,518      96,670
Less Treasury Stock, at cost (1,279,110 Common
  shares and 342,241 Class B shares at October
  31, 2001, and at July 31, 2001)                          (24,824)    (24,824)
                                                          --------    --------

           TOTAL STOCKHOLDERS' EQUITY                       71,694      71,846
                                                          --------    --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $130,460    $130,524
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

                                                        -----------------------
                                                          FOR THE THREE MONTHS
                                                            ENDED OCTOBER 31
                                                        -----------------------
                                                            2001         2000
                                                        -----------------------
NET SALES                                                $  41,638   $  42,531
Cost Of Sales                                               32,166      32,199
                                                         ---------   ---------
GROSS PROFIT                                                 9,472      10,332
Selling, General And Administrative Expenses                (8,549)     (8,920)
                                                         ---------   ---------
INCOME FROM OPERATIONS                                         923       1,412

OTHER INCOME (EXPENSE)
   Interest Expense                                           (679)       (769)
   Interest Income                                              52          44
   Other, Net                                                   77        (105)
                                                         ---------   ---------
      TOTAL OTHER EXPENSE, NET                                (550)       (830)
                                                         ---------   ---------

INCOME BEFORE INCOME TAXES                                     373         582
Income Tax                                                     106         149
                                                         ---------   ---------
NET INCOME                                                     267         433

RETAINED EARNINGS
BALANCE AT BEGINNING OF YEAR                                89,778      90,757
LESS CASH DIVIDENDS DECLARED                                   473         473
                                                         ---------   ---------
RETAINED EARNINGS - OCTOBER 31                           $  89,572   $  90,717
                                                         =========   =========

NET INCOME PER SHARE
   BASIC                                                   $  0.05     $  0.08
                                                           =======     =======
   DILUTIVE                                                $  0.05     $  0.08
                                                           =======     =======

AVERAGE SHARES OUTSTANDING
   BASIC                                                     5,614       5,610
                                                           =======     =======
   DILUTIVE                                                  5,625       5,613
                                                           =======     =======

The accompanying notes are an integral part of the consolidated financial statements.

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED INCOME
                          (IN THOUSANDS OF DOLLARS)
                                 (UNAUDITED)

                                                        -----------------------
                                                          For The Three Months
                                                            Ended October 31
                                                        -----------------------
                                                            2001         2000
                                                        -----------------------
NET INCOME                                                $  267       $  433

Other Comprehensive Income:
   Cumulative Translation Adjustments                         49          (53)
                                                          ------       ------

TOTAL COMPREHENSIVE INCOME                                $  316       $  380
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

                     OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                 (UNAUDITED)

                                                     -------------------------
                                                         FOR THE THREE MONTHS
                                                           ENDED OCTOBER 31
                                                      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                     2001           2000
------------------------------------                  -------------------------
NET INCOME                                             $    267       $    433
                                                       --------       --------
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation and Amortization                          2,222          2,262
   Provision for Bad Debts                                   (5)            40
   (Increase) Decrease in:
      Accounts Receivable                                  (585)        (1,180)
      Inventories                                        (1,033)          (584)
      Prepaid Stripping                                    (169)          (379)
      Prepaid Expenses and Taxes                           (772)           471
      Other Assets                                           (7)          (200)
   Increase (Decrease) in:
      Accounts Payable                                   (1,369)           198
      Accrued Expenses                                    1,885          2,264
      Deferred Compensation                                 (15)          (349)
      Other                                                  94             63
                                                       --------       --------
           TOTAL ADJUSTMENTS                                246          2,606
                                                       --------       --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                513          3,039
                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                                  (1,352)        (1,559)
   Proceeds from Sale of Property, Plant and
     Equipment                                               --              5
   Purchases of Investment Securities                        --           (687)
   Dispositions of Investment Securities                     --            692
   Other                                                      5              4
                                                       --------       --------
   NET CASH USED IN INVESTING ACTIVITIES                 (1,347)        (1,545)
                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal Payments on Long-Term Debt                    (507)            (7)
   Proceeds from Issuance of Long-Term Debt                  --            780
   Dividends Paid                                          (473)          (473)
   Other                                                     29            (22)
                                                       --------       --------
   NET CASH (USED IN) PROVIDED BY FINANCING
     ACTIVITIES                                            (951)           278
                                                       --------       --------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                            (1,785)         1,772
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              4,444          1,388
                                                       --------       --------
CASH AND CASH EQUIVALENTS, OCTOBER 31                  $  2,659       $  3,160
                                                       ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. BASIS OF STATEMENT PRESENTATION

The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 2001, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated.

The unaudited financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.

Certain items in prior year financial statements have been reclassified to conform to the presentation used in fiscal 2002.

2. INVENTORIES

The composition of inventories is as follows (in thousands):

                           -------------------------
                            OCTOBER 31    JULY 31
                           (UNAUDITED)   (AUDITED)
                           -------------------------
                               2001        2001
                           -------------------------
Finished goods               $  10,428    $   9,473
Packaging                        4,111        4,029
Other                            1,939        1,943
                             ---------    ---------
                             $  16,478    $  15,445
                             =========    =========

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

3. NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issues SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities an amendment of SFAS No. 133," (SFAS No. 138), which was required to be adopted in years beginning after June 15, 2000. One of the primary amendments to SFAS No. 133 establishes a "normal purchases and normal sales" exception. This exception permits companies to exclude contracts which provide for the purchase or sale of something other than a financial derivative instrument that will be delivered in quantities expected to be used or sold by the entity over a reasonable period of time in the normal course of business operations. The Company has forward purchase contracts for certain natural gas commodities that qualify for the "normal purchase" exception provisions of the amended statement. The adoption of SFAS No. 133 as amended by SFAS No. 138 had no material impact on either the financial position or results of operations.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The pooling of interest method is no longer permitted for business combinations after June 30, 2001. Adoption is required for fiscal years beginning after December 15, 2001. Based upon management's preliminary analysis, we do not expect any impairment of goodwill under the new FASB 142. Upon adoption, the Company's amortization expense will be reduced by approximately $202,000 annually.

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

In 2000, the EITF discussed a number of topics related to certain expenses that the Company reports in merchandising expenses, a component of SG&A expenses. In January 2001, the EITF issued No. 00-22, which requires certain rebate offers and free products that are delivered subsequent to a single exchange transaction to be recognized when incurred and reported as a reduction of revenue. EITF No. 00-14 was issued in May 2000 and subsequently amended in November 2000. This guidance requires certain coupon, rebate offers and free products offered concurrently with a single exchange transaction with a customer to be recognized when incurred and reported as revenue. The Company was required to adopt EITF No. 00-22 and No. 00-14 for the third quarter ending April 30, 2001, and the fourth quarter ending July 31, 2001, respectively. The effect of the adoptions of EITF No. 00-22 and No. 00-14 resulted in a reclassification of expenses and a restatement to reduce previously reported net sales and SG&A expenses. The effect of these reclassifications resulted in a reduction in net sales and a corresponding decrease in SG&A expenses of $3,449,000 and $3,388,000 for the years ended July 31, 2001 and 2000, respectively.

4.  SEGMENT REPORTING

The Company has four reportable operating segments: Consumer Products Group, Specialty Products Group, Crop Production and Horticultural Products Group, and Industrial and Automotive Products Group. These segments are managed separately because each business has different economic characteristics.

The accounting policies of the segments are the same as those described in
Note 1 of the Company's Annual Report for the year ended July 31, 2001 on Form 10-K filed with the Securities and Exchange Commission.

Because management does not rely on segment asset allocation, information regarding segment assets is not meaningful and therefore is not reported.

                                         --------------------------------------
                                                Quarter Ended October 31
                                         --------------------------------------
                                             Net Sales             Income
                                         --------------------------------------
                                           2001      2000      2001      2000
                                         --------  --------  --------  --------
                                                     (in thousands)
Consumer Products Group..................$ 26,812  $ 27,449  $  2,036  $  2,611
Specialty Products Group.................   6,430     6,472     1,591     1,197
Crop Production and Horticultural
  Products Group.........................   3,488     3,726       201       172
Industrial and Automotive Products Group.   4,908     4,884       182        40
                                         --------  --------  --------  --------
TOTAL SALES/OPERATING INCOME.............$ 41,638  $ 42,531  $  4,010  $  4,020
                                         ========  ========  --------  --------
Less:
  Corporate Expenses.......................................     3,010     2,712
  Interest Expense, net of Interest ncome..................       627       726
                                                             --------  --------
INCOME BEFORE INCOME Taxes.................................       373       582
                                                             --------  --------
Income Taxes...............................................       106       149
                                                             --------  --------
NET INCOME.................................................   $   267  $    433
                                                             ========  ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2000

RESULTS OF OPERATIONS

Consolidated net sales for the first quarter ended October 31, 2001 were $41,638,000, a decrease of 2.1% from net sales of $42,531,000 in the first quarter of fiscal 2001. Net income for the first quarter of fiscal 2002 was $267,000, a decrease of 38.3% from $433,000 earned in the first quarter of fiscal 2001. Basic and diluted net income per share for the first quarter of fiscal 2002 was $0.05 versus $0.08 basic and diluted net income per share earned in the first quarter of fiscal 2001.

Net sales of the Consumer Products segment for the first quarter of fiscal 2002 were
$26,812,000, a decrease of 2.3% from net sales of $27,449,000 in the first quarter of fiscal 2001 due to reduced sales of branded cat litter items, offset somewhat by increased sales of private label cat litter. The Consumer Products Group's operating income decreased 22.0% from $2,611,000 in the first quarter of fiscal 2001 to $2,036,000 in the first quarter of fiscal
2002 due to a reduction of gross profit in the non-grocery and co-manufacturing areas, but partially offset by better expense control. The reduction of gross profit was caused by unfavorable product mix in the non-grocery area and higher manufacturing costs in the co-manufacturing group.

Net sales of the Specialty Products Group segment for the first quarter of fiscal 2002 were $6,430,000, a decrease of 0.7% from net sales of $6,472,000 in the first quarter of fiscal 2001. Specialty Products Group's operating income increased 32.9% from $1,197,000 in the first quarter of fiscal 2001 to $1,591,000 in the first quarter of fiscal 2002 due to increased sales of POULTRY GUARD(R) and bleaching clay, which were partially offset by a reduction of ULTRA CLEAR(R) sales.

Net sales of the Crop Production and Horticultural Products Group for the first quarter of fiscal 2002 were $3,488,000, a decrease of 6.4% from net sales of $3,726,000 in the first quarter of fiscal 2001, led primarily by a decrease in AGSORB(R) product sales. This decline is the result of continued economic softness in the crop protection category. This segment's operating income increased 16.9% from $172,000 in the first quarter of fiscal 2001 to $201,000 in the first quarter of fiscal 2002 due to selling price increases.

Net sales of the Industrial and Automotive Products Group for the first quarter of fiscal 2002 were $4,908,000, an increase of 0.5% from net sales of $4,884,000 in the first quarter of fiscal 2001. Lower volumes of clay based products were offset by higher selling prices. This segment's operating income increased 355% from $40,000 in the first quarter of fiscal 2001 to $182,000 in the first quarter of fiscal 2002 due to increased selling prices.

Consolidated gross profit as a percentage of net sales for the first quarter of fiscal 2002 decreased to 22.7% from 24.3% in the first quarter of fiscal 2001 due to an unfavorable mix in our Consumer Products group.

Operating expenses as a percentage of net sales for the first quarter of fiscal 2002 decreased to 20.5% from 21.0% in the first quarter of fiscal 2001 due to better expense control in our Consumer Products group. Also, the Consumer Products group's mix led to a reduction in trade spending.

Interest expense and interest income for the first quarter of fiscal 2002 were better by $98,000 from fiscal 2001, due to lower debt levels.

The Company's effective tax rate was 28.5% of pre-tax income in the first quarter of fiscal 2002 versus 25.6% in the same period of fiscal 2001.

Total assets of the Company decreased $64,000 or 0.1% during the first three months of fiscal 2002. Current assets increased $779,000 or 1.4% from fiscal 2001 year-end balances primarily due to increased accounts receivable and inventory, offset by a reduction of cash and equivalents. Property, plant and equipment, net of accumulated depreciation, decreased $666,000 or 1.2% during the first three months as depreciation expense exceeded capital expenditures.

Total liabilities increased $88,000 or 0.1% during the first three months of fiscal 2002. Current liabilities increased $1,008,000 or 5.1% from fiscal 2001 year-end balances due to increases in freight accruals, trade spending and current debt maturities. Non-current liabilities decreased $920,000 or 2.4% from fiscal 2001 year-end. The decrease was driven by a reduction in our long term debt.


EXPECTATIONS

The Company anticipates that second quarter sales will be in line with the level achieved in the second quarter of fiscal 2001. The Company continues to emphasize cost control and productivity improvements in its processes, which should contribute to profitability in both the next quarter and over the long term. During the second quarter, the Company will assume production of The Clorox Company's requirements for Jonny Cat(R) cat litter for the eastern half of the U.S. The Company expects annual revenues from this product will approximate $4,000,000.

Because of the uncertainties of the general economy, it is difficult to forecast the Company's fully diluted earnings per share beyond a broad range of $0.15 to $0.35 per diluted share for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio decreased to 2.7:1 at October 31, 2001 from 2.8:1 at July 31, 2001. Working capital decreased $229,000 during the first three months of fiscal 2002 to $35,871,000, primarily due to higher accrued expenses, offset by higher receivables. During the first three months of fiscal 2002, the balances of cash, cash equivalents and investment securities decreased $1,785,000.

Cash provided by operating activities was used to fund capital expenditures of $1,352,000, payments on long-term debt of $507,000 and dividend payments of $473,000. Total cash and investment balances held by the Company's foreign subsidiaries at October 31, 2001 and July 31, 2001 were $2,232,000 and $2,241,000, respectively.

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

Accounts receivable, less allowance for doubtful accounts, increased 2.4% during the first three months of fiscal 2002. Days outstanding receivables decreased from 58.3 at July 31, 2001 to 54.3 at October 31, 2001. The Company maintains policies and practices to monitor the creditworthiness of its customers. Such policies include maintenance of a list of customers whose creditworthiness has diminished. The total balance of accounts receivable for accounts on that list represents less than 5% of the Company's outstanding receivables.

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

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries during the three months ended October 31, 2001 were $3,140,000 or 7.5% of total Company sales. This represents a decrease of 0.3% from the same period of fiscal 2001 in which foreign subsidiary sales were $3,149,000 or 7.4% of total Company sales. For the first three months of fiscal 2002, the foreign subsidiaries experienced a loss of $119,000, which was an improvement of $65,000 from the $184,000 loss reported from the same period of fiscal 2001. This improvement was due to higher gross profit margins resulting from selective price increases and also better expense control. Identifiable assets of the Company's foreign subsidiaries as of October 31, 2001 were $10,255,000, vs. $9,809,000 as of July 31, 2001. The increase from the fiscal 2001 year-end balance was caused by an increase in inventory and equipment.


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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not have any derivative financial instruments as of October 31, 2001. However, the Company is exposed to interest rate risk. The Company employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short term investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.

The Company is exposed to commodity price risk with respect to natural gas. The Company has contracted for a major portion of its fuel needs for fiscal 2002 using forward purchase contracts to manage the volatility related to this exposure. These contracts are consistent with the Company's policy to contract for approximately 50% of its estimated annual fuel usage prior to the beginning of the following fiscal year. Business custom permits delivery of the fuel to be taken under the monthly contracts or settlement of the contracts at the then prevailing market rates. This determination is made by the Company depending on the economic conditions and business considerations, including, but not limited to, the prices of available alternative fuels. No contracts were entered into for speculative purposes. These contracts will reduce the volatility in fuel prices, and the weighted average cost of these contracts will be consistent with the increased prices paid in fiscal 2001.

The table below provides information about the Company's natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the table presents the notional amounts in MMBtu's, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2002. The Fair Value was determined using the "Most Recent Settle" price for the "Henry Hub Natural Gas" option contract prices as listed by the New York Mercantile Exchange on November 30, 2001.

      -------------------------------------------------------------
                    COMMODITY PRICE SENSITIVITY
                    NATURAL GAS FUTURE CONTRACTS
                 FOR THE YEAR ENDING JULY 31, 2002
      -------------------------------------------------------------
                                             Expected 2002    Fair
                                               Maturity      Value
      -------------------------------------------------------------
      Natural Gas Future Volumes (MMBtu's)    1,420,000         --

      Weighted Average Price (Per MMBtu)          $4.61         --

      Contract Amount ($ U.S., in thousands    $6,541.3    $3,844.4
      -------------------------------------------------------------

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

                                                                  Exhibit
                                                                   Index
                                                                 --------
         Exhibit 11:     Statement Re:  Computation of per share    17
                         earnings

   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   OIL-DRI CORPORATION OF AMERICA
     (Registrant)



   BY /S/JEFFREY M. LIBERT
   ----------------------------------------
      Jeffrey M. Libert
      Chief Financial Officer



   BY /S/DANIEL S. JAFFEE
   ----------------------------------------
      Daniel S. Jaffee
      President and Chief Executive Officer






   Dated:  December 5, 2001

Exhibit 11

                 OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                  (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


                                                     --------------------
                                                      THREE MONTHS ENDED
                                                          OCTOBER 31
                                                     --------------------
                                                       2001        2000
                                                     --------------------
Net income available to Stockholders
  (numerator)                                         $  267      $  433
                                                      ------      ------

Shares Calculation (denominator):                      5,614       5,610

Average shares outstanding - basic

Effect of Dilutive Securities:

Potential Common Stock
  relating to stock options                               11           3
                                                      ------      ------

Average shares outstanding- assuming dilution          5,625       5,613
                                                      ======      ======

Earnings per share-basic                              $ 0.05      $ 0.08
                                                      ======      ======

Earnings per share-assuming dilution                  $ 0.05      $ 0.08
                                                      ======      ======