Form 10-Q
period 2002-01-31
OIL DRI CORPORATION OF AMERICA
filed 2002-03-18
CIK 74046

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[x]            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                 For the Quarterly Period Ended January 31, 2002

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

ITEM 2: Management Discussion And Analysis Of Financial Condition
        And The Results Of Operations.....................................15

ITEM 3: Quantitative And Qualitative Disclosures About Market Risk........19


                                PART II

ITEM 6: Exhibits And Reports on Form 8-K..................................21

SIGNATURES................................................................22

             OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS OF DOLLARS)
                               (UNAUDITED)


                                                      ------------------------
                                                      JANUARY 31     JULY 31
                           ASSETS                         2002        2001
                                                      ------------------------
CURRENT ASSETS
Cash and Cash Equivalents                             $   4,290     $   4,444
Investment Securities                                     1,261         1,257
Accounts Receivable, less allowance of $359
  and $455 at January 31, 2002 and July 31, 2001,        25,384        24,267
  respectively
Other Receivables                                         3,332         2,497
Inventories                                              14,674        15,445
Prepaid Overburden Removal Expense                        3,762         3,797
Prepaid Expenses                                          4,368         4,035
                                                      ---------      --------
    TOTAL CURRENT ASSETS                                 57,071        55,742
                                                      ---------      --------


PROPERTY, PLANT AND EQUIPMENT - AT COST
Cost                                                    141,738       139,730
Less Accumulated Depreciation and                       (87,678)      (83,694)
                                                       --------      --------
Amortization
    TOTAL PROPERTY, PLANT AND Equipment, Net             54,060        56,036
                                                      ---------      --------



OTHER ASSETS
Goodwill & Intangibles, net of accumulated
  amortization of $3,925 and $3,569 at
  January 31, 2002 and July 31, 2001,
  respectively                                            9,406         9,691
Deferred Income Taxes                                     3,155         3,155
Other                                                     6,097         5,900
                                                      ---------      --------
    TOTAL OTHER ASSETS                                   18,658        18,746
                                                      ---------      --------

TOTAL ASSETS                                         $  129,789      $130,524
                                                     ==========      ========



The accompanying notes are an integral part of the consolidated financial statements.

             OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS OF DOLLARS)
                               (UNAUDITED)


                                                       ------------------------
         LIABILITIES & STOCKHOLDERS' EQUITY             JANUARY 31    JULY 31
                                                            2002        2001
                                                       ------------------------
CURRENT LIABILITIES
Current Maturities of Notes Payable                      $  1,650    $  2,150
Accounts Payable                                            4,707       5,791
Dividends Payable                                             473         473
Accrued Expenses
  Salaries, wages and commissions                           1,751       1,524
  Trade promotions and advertising                          5,357       4,006
  Freight                                                   1,109       1,312
  Other                                                     5,178       4,386
                                                         --------    --------
    TOTAL CURRENT LIABILITIES                              20,225      19,642
                                                         --------    --------

NONCURRENT LIABILITIES
Notes Payable                                              33,250      34,256
Deferred Compensation                                       2,876       2,769
Other                                                       2,209       2,011
                                                         --------    --------
    TOTAL NONCURRENT LIABILITIES                           38,335      39,036
                                                         --------    --------

    TOTAL LIABILITIES                                      58,560      58,678
                                                         --------    --------

STOCKHOLDERS' EQUITY
Common Stock, par value $.10 per share, issued
  5,470,435 shares at January 31, 2002 and July
  31, 2001                                                    547         547
Class B Stock, par value $.10 per share,
  issued 1,765,083 shares at January 31, 2002
  and July 31, 2001                                           177         177
Additional Paid-In Capital                                  7,667       7,667
Retained Earnings                                          89,173      89,778
Restricted Unearned Stock Compensation                        (16)        (25)
Cumulative Translation Adjustment                          (1,491)     (1,474)
                                                         --------    --------
                                                           96,057      96,670
Less Treasury Stock, at cost (1,279,110 Common
shares and 342,241 Class B shares at January
31, 2002 and at July 31, 2001)                            (24,828)    (24,824)
                                                         ---------   --------
    TOTAL STOCKHOLDERS' EQUITY                             71,229      71,846
                                                         --------    --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $129,789    $130,524
                                                         ========    ========



The accompanying notes are an integral part of the consolidated financial statements.

             OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
             (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                             (UNAUDITED)



                                                      -------------------------
                                                      FOR THE SIX MONTHS ENDED
                                                             JANUARY 31
                                                      -------------------------
                                                           2002        2001
                                                      -------------------------
NET SALES                                               $  86,880    $  87,923
Cost Of Sales                                              67,999       67,933
                                                        ---------    ---------
GROSS PROFIT                                               18,881       19,990
Selling, General And Administrative Expenses              (17,178)     (18,358)
                                                        ---------    ---------
INCOME FROM OPERATIONS                                      1,703        1,632

OTHER INCOME (EXPENSE)
  Interest Expense                                         (1,343)      (1,514)
  Interest Income                                             147          158
  Other, Net                                                  (27)         (45)
                                                        ---------    ---------
    TOTAL OTHER EXPENSE, NET                               (1,223)      (1,401)
                                                        ---------    ---------

INCOME BEFORE INCOME TAXES                                    480          231
Income Tax                                                    139           59
                                                        ---------    ---------
NET INCOME                                                    341          172

RETAINED EARNINGS
BALANCE AT BEGINNING OF YEAR                               89,778       90,757
LESS CASH DIVIDENDS DECLARED                                  946          946
                                                        ---------    ---------
RETAINED EARNINGS - JANUARY 31                          $  89,173    $  89,983
                                                        =========    =========

NET INCOME PER SHARE
  BASIC                                                 $    0.06    $    0.03
                                                        =========    =========
  DILUTIVE                                              $    0.06    $    0.03
                                                        =========    =========

AVERAGE SHARES OUTSTANDING
  BASIC                                                     5,614        5,611
                                                        =========    =========
  DILUTIVE                                                  5,643        5,612
                                                        =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

            OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED INCOME
                       (IN THOUSANDS OF DOLLARS)
                             (UNAUDITED)


                                                      -------------------------
                                                       FOR THE SIX MONTHS ENDED
                                                              JANUARY 31
                                                      -------------------------
                                                           2002        2001
                                                      -------------------------

NET INCOME                                              $   341     $   172

OTHER COMPREHENSIVE INCOME:
   Cumulative Translation Adjustments                       (17)        (45)
                                                        -------     -------

TOTAL COMPREHENSIVE INCOME                              $   324     $   127
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


                                                      -------------------------
                                                        FOR THE THREE MONTHS
                                                          ENDED JANUARY 31
                                                      -------------------------
                                                          2002        2001
                                                      -------------------------
NET SALES                                             $  45,427    $  45,468
Cost Of Sales                                            35,833       35,734
                                                      ---------    ---------
GROSS PROFIT                                              9,594        9,734
Selling, General And Administrative Expenses             (8,814)      (9,514)
                                                      ---------    ---------
INCOME FROM OPERATIONS                                      780          220

OTHER INCOME (EXPENSE)
  Interest Expense                                         (664)        (745)
  Interest Income                                            95          114
  Other, Net                                               (104)          60
                                                      ---------    ---------
    TOTAL OTHER EXPENSE, NET                               (673)        (571)
                                                      ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                           107         (351)
Income Tax (Benefit)                                         33          (90)
                                                      ---------    ---------
NET INCOME (LOSS)                                            74         (261)
                                                      =========    =========

NET INCOME (LOSS) PER SHARE
  BASIC                                               $    0.01    $   (0.05)
                                                      =========    =========
  DILUTIVE                                            $    0.01    $   (0.05)
                                                      =========    =========

AVERAGE SHARES OUTSTANDING
  BASIC                                                   5,614        5,612
                                                      =========    =========
  DILUTIVE                                                5,648        5,612
                                                      =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

            OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED INCOME
                       (IN THOUSANDS OF DOLLARS)
                             (UNAUDITED)



                                                      -------------------------
                                                        FOR THE THREE MONTHS
                                                            ENDED JANUARY 31
                                                      -------------------------
                                                          2002        2001
                                                      -------------------------
NET INCOME (LOSS)                                       $    74    $  (261)

OTHER COMPREHENSIVE INCOME:
  Cumulative Translation Adjustments                        (66)         8
                                                        -------    -------

TOTAL COMPREHENSIVE INCOME (LOSS)                       $     8    $  (253)
                                                        =======    =======









































The accompanying notes are an integral part of the consolidated financial statements

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS OF DOLLARS)
                              (UNAUDITED)

                                                      -------------------------
                                                      FOR THE SIX MONTHS ENDED
                                                       JANUARY 31
                                                      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                       2002        2001
------------------------------------
                                                      -------------------------
NET INCOME                                              $    341      $    172
                                                        --------      --------

Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation and Amortization                           4,427         4,564
   Provision for Bad Debts                                   256            80
   (Increase) Decrease in:
      Accounts Receivable                                 (1,373)       (3,875)
      Other Receivables                                     (835)          345
      Inventories                                            771           987
      Prepaid Overburden Removal Expense                      35          (666)
      Prepaid Expenses                                      (333)          560
      Other Assets                                          (269)          (69)
   Increase (Decrease) in:
      Accounts Payable                                    (1,084)          776
      Accrued Expenses                                     2,167         2,322
      Deferred Compensation                                  107          (401)
      Other                                                  198            25
                                                        --------      --------
           TOTAL ADJUSTMENTS                               4,067         4,648
                                                        --------      --------

    NET CASH PROVIDED BY OPERATING ACTIVITIES              4,408         4,820
                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                                   (2,092)       (2,641)
   Proceeds from Sale of Property, Plant and
    Equipment                                                 14           180
   Purchases of Investment Securities                       (557)       (1,230)
   Dispositions of Investment Securities                     553         1,219
   Other                                                      (7)          128
                                                        --------      --------

   NET CASH USED IN INVESTING ACTIVITIES                  (2,089)       (2,344)
                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal Payments on Long-Term Debt                   (1,507)       (2,427)
   Dividends Paid                                           (946)         (946)
   Other                                                     (20)          (22)
                                                        --------      --------
   NET CASH (USED IN) FINANCING ACTIVITIES                (2,473)       (3,395)
                                                        --------      --------

NET (DECREASE) INCREASE IN CASH AND CASH                    (154)         (919)
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               4,444         1,388
                                                        --------      --------
CASH AND CASH EQUIVALENTS, JANUARY 31                   $  4,290      $    469
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

In the prior year, a temporary clearing account of customer deductions was classified as part of the allowance for doubtful accounts. During the current quarter, management reclassed the temporary clearing account of customer deductions as a direct offset to accounts receivable. This change reduced the July 31, 2001 allowance for doubtful accounts, previously reported on the Consolidated Balance Sheet, by approximately $1,400,000.

2. INVENTORIES

The composition of inventories is as follows (in thousands):

                           -------------------------
                            JANUARY 31    JULY 31
                           (UNAUDITED)   (AUDITED)
                           -------------------------
                               2002        2001
                           -------------------------
Finished goods              $  9,227     $  9,473
Packaging                      3,733        4,029
Other                          1,714        1,943
                            --------     --------
                            $ 14,674     $ 15,445
                            ========     ========


Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

3. CHANGE IN ACCOUNTING ESTIMATE FOR PREPAID OVERBURDEN REMOVAL EXPENSE

During the second quarter of fiscal 2002, an internal review of the estimated amount of uncovered mineable clay took place at our Georgia production complex. The quantity of uncovered clay is one of the key elements in the amortization of the prepaid overburden removal account balance. The review led to a change in the estimated amount of uncovered clay. This estimate change then caused a change in the amortization of the prepaid overburden removal account. The impact of this estimate revision in the second quarter of fiscal 2002 was an additional pre-tax charge to cost of goods sold of approximately
$398,000 versus the previous estimate, or approximately $0.05 per fully diluted share on an after-tax basis. The estimate change also increased the amortization rate approximately $1.31 per ton of uncovered mineable clay. The current ending estimate of uncovered clay is approximately 1,100,000 tons will have to be amortized using the increased rate for approximately the next 10 to 13 months. Thereafter, going forward management believes that overburden removal expense should return to historical rates.

4. SUBSEQUENT EVENT

On February 26, 2002, the Washoe County Commission voted 3 to 2 not to grant Oil-Dri a special use permit to build the Company's proposed processing plant in Reno, Nevada. The Company has decided not to appeal the Commission's decision and is considering other possible action, including: building a facility on Bureau of Land Management property or elsewhere, mining and outsourcing the processing of the proven reserves, as well as taking legal action against the County to recover development costs and damages. At the end of the second quarter, the Company had unamortized capitalized costs of approxi-mately $3,355,000 related to this project. Pending decision with respect to its various options, the Company is presently unable to determine if a loss will be incurred, and, if incurred, the extent of such loss.

5. NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset
Retirement Obligations," effective for years beginning after June 15, 2002. Under the new rules, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Adoption is required for fiscal years beginning after June 15, 2002. Based upon management's preliminary analysis, we do not expect any material implications for the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," effective for years beginning after December 15, 2001. Under the new rules, the accounting and reporting for the impairment and disposal of long-lived assets have been superseded from SFAS No. 121 and APB No. 30. Also, ARB No. 51 has been amended to eliminate the exception for consolidation for a temporary subsidiary. Adoption is required for fiscal years beginning after December 15, 2001. Based upon management's preliminary analysis, we do not expect any material implications for the Company's financial statements.

In July 2001, the EITF reached a final consensus on Issue 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The consensus addresses the accounting treatment and income statement classification for certain sales incentives, including cooperative advertising arrangements, buydowns and slotting fees. The consensus requires that slotting fees, classified by the Company as selling, general and administrative expense, be reclassified as a reduction of gross sales.

The Company was required to adopt EITF No. 00-25 for the third quarter ending April 30, 2002, but has elected to adopt it in the second quarter ending January 31, 2002. The effect of the adoption of EITF No. 00-25 resulted in a reclassification of expenses and a restatement to reduce previously reported net sales and SG&A expenses. The effect of these reclassifications resulted in a reduction in net sales and a corresponding decrease in SG&A expenses of $575,000 and $1,511,000 for the fiscal years ended July 31, 2001 and 2000, respectively.

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

                                           -------------------------------------
                                                Six Months Ended January 31
                                           -------------------------------------
                                              Net Sales             Income
                                           -------------------------------------
                                             2002      2001      2002     2001
                                           --------  --------  -------  --------
                                                       (in thousands)
Consumer Products Group..................  $ 56,138  $ 58,158  $  4,154 $  4,705
Specialty Products Group.................    12,667    12,124     2,634    2,097
Crop Production and Horticultural
  Products Group.........................     8,296     8,040       896      461
Industrial and Automotive Products
  Group..................................     9,779     9,601       238       13
                                           ========  ========  -------- --------
TOTAL SALES/OPERATING Income.............    86,880    87,923     7,922    7,276
                                           ========  ========  -------- --------
Less:
  Corporate Expenses..........................................    6,246    5,689
  Interest Expense, net of Interest Income....................    1,196    1,356
INCOME BEFORE INCOME Taxes....................................      480      231
                                                               -------- --------
Income Taxes..................................................      139       59
                                                               -------- --------
NET INCOME.................................................... $    341 $    172
                                                               ======== ========


                                           ------------------------------------
                                               Three Months Ended January 31
                                           ------------------------------------
                                              Net Sales         Income (Loss)
                                           ------------------------------------
                                             2002      2001      2002     2001
                                           --------  --------  -------- -------
                                                       (in thousands)
Consumer Products Group..................  $ 29,511  $ 30,785  $  2,118 $ 2,094
Specialty Products Group.................     6,237     5,652     1,043     900
Crop Production and Horticultural
  Products Group.........................     4,808     4,314       695     289
Industrial and Automotive Products
  Group..................................     4,871     4,717        56    (27)
                                           ========  ========  -------- -------
TOTAL SALES/OPERATING Income               $ 45,427    45,468     3,912   3,256
                                           ========  ========  -------- -------
Less:
  Corporate Expenses..........................................    3,236   2,977
  Interest Expense, net of Interest Income....................      569     630
                                                               -------- -------
INCOME (LOSS) BEFORE INCOME TAXES.............................      107    (351)
                                                               --------  ------
Income Taxes (Benefit)........................................       33     (90)
                                                               --------  ------
NET INCOME (LOSS)............................................. $     74  $ (261)
                                                               ========  ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2002 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2001

RESULTS OF OPERATIONS

Consolidated net sales for the six months ended January 31, 2002 were $86,880,000, a decrease of 1.2% from net sales of $87,923,000 in the first six months of fiscal 2001. Net income for the first six months of fiscal 2002 was $341,000, an increase of 98.0% from $172,000 earned in the first six months of fiscal 2001. Basic and diluted net income per share for the first six months of fiscal 2002 was $0.06 versus $0.03 basic and diluted net income per share earned in the first six months of fiscal 2001. The fully diluted per share value for the six months ended January 31, 2002, reflects the $0.05 effect of the change in accounting estimate for the prepaid overburden removal expense described in footnote 3 of the notes to the consolidated financial statements.

Net sales of the Consumer Products segment for the first six months of fiscal 2002 were $56,138,000, a decrease of 3.5% from net sales of $58,158,000 in the first six months of fiscal 2001 due to reduced sales of branded coarse cat litter items and the continued decline of the paper litter items. These reductions were somewhat offset by increased sales of private label cat litter, CAT'S PRIDE(R) brand scoopable products and co-manufactured products. The Consumer Products Group's operating income decreased 11.7% from $4,705,000 in the first six months of fiscal 2001 to $4,154,000 in the first six months of fiscal 2002 due to a reduction of gross profit in the mass merchandiser and co-manufacturing areas, partially offset by better expense control.
The reduction of gross profit was caused by unfavorable product mix and higher manufacturing costs in the mass merchandiser area. We also saw higher manufacturing costs and lower prices in the co-manufacturing area.

Net sales of the Specialty Products Group segment for the first six months of fiscal 2002 were $12,667,000, an increase of 4.5% from net sales of $12,124,000 in the first six months of fiscal 2001. Specialty Products Group's operating income increased 25.6% from $2,097,000 in the first six months of fiscal 2001 to $2,634,000 in the first six months of fiscal 2002 due to increased sales of PERFORM(R) bleaching clay and better expense control due to the closure of the Rheological products area last year.

Net sales of the Crop Production and Horticultural Products Group for the first six months of fiscal 2002 were $8,296,000, an increase of 3.1% from net sales of $8,040,000 in the first six months of fiscal
2001, led primarily by an increase in AGSORB(R) carrier and PRO'S CHOICE(R) sports field product sales. This segment's operating income increased 94.4% from $461,000 in the first six months of fiscal 2001 to $896,000 in the first six months of fiscal 2002 due to selling price increases.

Net sales of the Industrial and Automotive Products Group for the first six months of fiscal 2002 were $9,779,000, an increase of 1.9% from net sales of $9,601,000 in the first six months of fiscal 2001. This segment's operating income increased significantly from $13,000 in the first six months of fiscal 2001 to $238,000 in the first six months of fiscal 2002. The increase in lite sorbent sales and the favorable mix characteristics of this product line helped both sales and income.

Consolidated gross profit as a percentage of net sales for the first six months of fiscal 2002 decreased to 21.7% from 22.7% in the first six months of fiscal 2001 due to an unfavorable mix and pricing issues in our Consumer Products Group.

Operating expenses as a percentage of net sales for the first six months of fiscal 2002 decreased to 19.8% from 20.9% in the first six months of fiscal 2001 due to better expense control in our Consumer Products group.

Interest expense and interest income for the first six months of fiscal 2002 were better by $160,000 from fiscal 2001, due to lower debt levels.

The Company's effective tax rate was 28.9% of pre-tax income in the first six months of fiscal 2002 versus 25.6% in the same period of fiscal 2001.

Total assets of the Company decreased $735,000 or 0.6% during the first six months of fiscal 2002. Current assets increased $1,329,000 or 2.4% from fiscal 2001 year-end balances primarily due to increased accounts receivable and other receivables, offset by a reduction of inventories. Property, plant and equipment, net of accumulated depreciation, decreased $1,976,000 or 3.5% during the first six months as depreciation expense exceeded capital expenditures.

Total liabilities decreased $118,000 or 0.2% during the first six months of fiscal 2002. Current liabilities increased $583,000 or 3.0% from fiscal 2001 year-end balances due to increases in accrued expenses and trade spending. Non-current liabilities decreased $701,000 or 1.8% from fiscal 2001 year-end. The decrease was driven by a reduction in long term debt.

EXPECTATIONS

The Company anticipates that third quarter sales will be in line with the level achieved in the third quarter of fiscal 2001. The Company continues to emphasize cost control and productivity improvements in its processes, which should contribute to profitability in both the next quarter and over the long term. In fiscal 2003 we believe our sales will be down, but our profits will be up due to ongoing product and geographical rationalization. The profit picture should also improve if the current natural gas trends continue and our Georgia overburden removal costs return to their historical levels.

Because of the uncertainties of the general economy and our increased overburden removal costs in Georgia, the Company believes it is prudent to revise our earnings estimate to a broad range of $0.05 to $0.20 per fully diluted share for the 2002 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio of 2.8:1 at January 31, 2002 was consistent with the 2.8:1 at July 31, 2001. Working capital increased $746,000 during the first six months of fiscal 2002 to $36,846,000, primarily due to higher receivables and lower payables, offset by lower inventories and higher accrued expenses. During the first six months of fiscal 2002, the balances of cash, cash equivalents and investment securities decreased $150,000 to $5,551,000.

Cash provided by operating activities was used to fund capital expenditures of $2,092,000, payments on long-term debt of $1,507,000 and dividend payments of $946,000. Total cash and investment balances held by the Company's foreign subsidiaries at January 31, 2002 and July 31, 2001 were $2,346,000 and $2,241,000, respectively.

Accounts receivable, less allowance for doubtful accounts, increased 4.6% during the first six months of fiscal 2002. Days outstanding receivables decreased from 58.7 at July 31, 2001 to 53.1 at January 31, 2002. The Company maintains policies and practices to monitor the creditworthiness of its customers. Such policies include maintenance of a list of customers whose creditworthiness has diminished. The total balance of accounts receivable for accounts on that list represents less than 5% of the Company's outstanding receivables.

One adjustment posted to the account receivable balance during the quarter was a write-off of $100,000 for the amount due to Oil-Dri from Kmart Corporation. Oil-Dri is filing a proof of claim for such $100,000 with the bankruptcy court in the Kmart matter. Oil-Dri has no further exposure to Kmart. In a related matter, Oil-Dri has sued The Fleming Companies, Inc., alleging that a receivable of approxi-mately $373,000 is due Oil-Dri from Fleming with respect to product sold by Oil-Dri to them, which, in turn, was sold by them to Kmart. Oil-Dri's suit also alleges that additional sums in excess of $320,000 are owed by Fleming for product purchased by them and sold to other customers, as well as other costs, such as packaging and inventory, plus any related interest costs.

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

THREE MONTHS ENDED JANUARY 31, 2002 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2001

RESULTS OF OPERATIONS

Consolidated net sales for the second quarter ended January 31, 2002 were $45,427,000, which was consistent with the net sales of $45,468,000 in the second quarter of fiscal 2001. The net income for the second quarter of fiscal 2002 was $74,000, which was an improvement from the $261,000 loss in the second quarter of fiscal 2001. Basic and diluted net income per share for the second quarter of fiscal 2002 were both $0.01 versus $0.05 basic and diluted net loss per share earned in the second quarter of fiscal 2001. The fully diluted per share value for the three months ended January 31, 2002, reflects the $0.05 effect of the change in accounting estimate for the prepaid overburden removal expense described in footnote 3 of the notes to the consolidated financial statements.

Net sales of the Consumer Products Group for the second quarter of fiscal 2002 were $29,511,000, a decrease of 4.1% from net sales of $30,785,000 in the second quarter of fiscal 2001. This segment's operating income increased 1.1% from $2,094,000 in the second quarter of fiscal 2001 to $2,118,000 in the same period of fiscal 2002. This increase was due to better expense control, but was offset by a reduction of gross profit from mass merchandiser and co-manufacturing customers, caused by unfavorable product mix, higher manufacturing costs and pricing adjustments in the co-manufacturing area.

Net sales of the Specialty Products Group for the second quarter of fiscal 2002 were $6,237,000, an increase of 10.4% from net sales of $5,652,000 in the second quarter of fiscal 2001. This segment's operating income increased 15.9% from $900,000 in the second quarter of fiscal 2001 to $1,043,000 in the second quarter of fiscal 2002. The increase was due to stronger demand for bleaching clay in areas that are more profitable. CONDITIONADE(R), a feed additive, also experienced increased sales and gross profits during the quarter. However, POULTRY GUARD(R), a poultry litter amendment, saw reduced demand due to the milder winter season.

Net sales of the Crop Production and Horticultural Products Group for the second quarter of fiscal 2002 were $4,808,000, an increase of 11.5% from net sales of $4,314,000 in the second quarter of fiscal 2001, led primarily by an increase in AGSORB(R) carrier products and PRO'S CHOICE(R) sports field products. This segment's operating income increased 140% from $289,000 in the second quarter of fiscal 2001 to $695,000 in the second quarter of fiscal 2002. The operating income increase was driven by the increased sales, a better mix and selling price increases.

Net sales of the Industrial and Automotive Products Group for the second quarter of fiscal 2002 were $4,871,000, an increase of 3.3% from net sales of $4,717,000 in the second quarter of fiscal 2001 due to increased sales volume of lite sorbent products. This segment's operating income increased from $27,000 loss in the second quarter of fiscal 2001 to income of $56,000 in the second quarter of fiscal 2002 due to a favorable sales mix.

Consolidated gross profit as a percentage of net sales for the second quarter of fiscal 2002 decreased to 21.1% from 21.4% in the second quarter of fiscal 2001 due to mix and pricing changes in our consumer products area.

Operating expenses as a percentage of net sales for the second quarter of fiscal 2002 decreased to 19.4% from 20.9% in the second quarter of fiscal 2001 due to a reduction of trade spending and other selling and administrative expenses in the consumer products area.

Interest expense and interest income for the second quarter of fiscal 2002 were better by $62,000 from fiscal 2001, due lower debt levels.

The Company's effective tax rate was 30.4% of pre-tax income in the second quarter of fiscal 2002 versus 25.6% of the pre-tax loss in the same period of fiscal 2001.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries during the six months ended January 31, 2002 were $6,126,000 or 7.1% of total Company sales. This represents a decrease of 0.3% from the same period of fiscal 2001 in which foreign subsidiary sales were $6,147,000 or 7.0% of total Company sales. For the first six months of fiscal 2002, the foreign subsidiaries experienced a loss of $260,000, which was an improvement of $116,000 from the $376,000 loss reported from the same period of fiscal 2001. This improvement was due to better expense control in the selling and administration area. Identifiable assets of the Company's foreign subsidiaries as of January 31, 2002 were $10,259,000 vs. $9,809,000 as of July 31, 2001. The increase from the fiscal 2001 year-end balance was caused by an increase in cash and accounts receivable.

Net sales by the Company's foreign subsidiaries during the three months ended January 31, 2002 were $2,987,000 or 6.6% of total Company sales. This represents a decrease of 0.4% from the same period of fiscal 2001 in which foreign subsidiary sales were $2,998,000 or 6.6% of total Company sales. For the first three months of fiscal 2002, the foreign subsidiaries experienced a loss of $141,000, which was an improvement of $51,000 from the $192,000 loss reported from the same period of fiscal 2001. This improvement was due to better expense control in the selling and administration area.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading "Expectations" and those statements elsewhere in this report that use forward-looking terminology such as "expect," "would,"
"could," "should," "estimates," "anticipates" and "believes" are "forward-looking statements" within the meaning of that term in the Securities Exchange Act of 1934, as amended.
Actual results may differ materially from those reflected in these forward-looking statements, due primarily to continued vigorous competition in the grocery, mass merchandiser and club markets and specialty product markets, the level of success of new products, and the cost of product introductions and promotions in the consumer market. Forward-looking statements also involve the risk of changes in market conditions in the overall economy, and, for the fluids purification and agricultural markets, in planting activity, crop quality and overall agricultural demand, including export demand, fluctuations of energy costs and foreign exchange rate fluctuations. Other factors affecting these forward-looking statements may be detailed from time to time in reports filed with the Securities and Exchange Commission.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not have any derivative financial instruments as of January 31, 2002. However, the Company is exposed to interest rate risk. The Company employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short term investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.

The Company is exposed to commodity price risk with respect to natural gas. The Company has contracted for a major portion of its fuel needs for fiscal 2002 and a smaller portion thus far of its fuel needs for fiscal 2003 using forward purchase contracts to manage the volatility related to this exposure. These contracts are consistent with the Company's policy to contract for approximately 50% of its estimated annual fuel usage prior to the beginning of the following fiscal year. This determination is made by the Company depending on the economic conditions and business considerations, including, but not limited to, the prices of available alternative fuels. Business custom permits delivery of the fuel to be taken under the monthly contracts or settlement of the contracts at the then prevailing market rates. No contracts were entered into for speculative purposes. These contracts will reduce the volatility in fuel prices, and the weighted average cost of these contracts will be consistent with the increased prices paid in fiscal 2001.

The tables below provide information about the Company's fiscal 2002 and 2003 (to January 31, 2002) natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the tables present the notional amounts in MMBtu's, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2002 and July 31, 2003, respectively. The Fair Value was determined using the "Most Recent Settle" price for the "Henry Hub Natural Gas" option contract prices as listed by the New York Mercantile Exchange on February 28, 2002.

      ===============================================================
                          COMMODITY PRICE SENSITIVITY
                         NATURAL GAS FUTURE CONTRACTS
                       FOR THE YEAR ENDING JULY 31, 2002
      ---------------------------------------------------------------
                                          Expected 2002         Fair
                                               Maturity        Value
      ---------------------------------------------------------------
      Natural Gas Future Volumes (MMBtu's)    1,420,000           --
      Weighted Average Price (Per MMBtu)          $4.61           --
      Contract Amount ($U.S., in thousands)    $6,541.3      $3,436.8
      ===============================================================

      ===============================================================
                          COMMODITY PRICE SENSITIVITY
                         NATURAL GAS FUTURE CONTRACTS
                       FOR THE YEAR ENDING JULY 31, 2002
      ---------------------------------------------------------------
                                          Expected 2003         Fair
                                               Maturity        Value
      ---------------------------------------------------------------
      Natural Gas Future Volumes (MMBtu's)      480,000           --
      Weighted Average Price (Per MMBtu)          $3.63           --
      Contract Amount ($U.S., in thousands)    $1,741.5     $1,451.8
      ---------------------------------------------------------------

Factors which could influence the fair value of the natural gas contracts include, but are not limited to, the overall general economy, the events which occurred on September 11, 2001 in New York and Washington and related international developments, the general demand of natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world. Some of these same events have allowed the Company to mitigate the impact of the natural gas contracts, by the continued and in some cases expanded use of recycled oil in our manufacturing processes. Accurate estimates of the impact that these contracts may have on the Company's fiscal 2002 financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.

PART II - OTHER INFORMATION


ITEM 4. (A) SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  On
            December 4, 2001, the 2001 Annual Meeting of Stockholders of Oil-Dri Corporation of America was held for the purpose of considering and voting on:

            1.   The election of nine directors.

            ELECTION OF DIRECTORS

            The following schedule sets forth the results of the vote to elect directors. A total of 18,419,745 shares were eligible to vote.

                                                Votes For
            DIRECTOR                      (NOT LESS THAN)
            --------                      ---------------
            J. Steven Cole                     17,325,038
            Arnold W. Donald                   17,325,038
            Ronald B. Gordon                   17,325,038
            Daniel S. Jaffee                   17,325,038
            Richard M. Jaffee                  17,325,038
            Thomas D. Kuczmarski               17,325,038
            Joseph C. Miller                   17,325,038
            Paul J. Miller                     17,325,038
            Allan H. Selig                     17,325,038

6.   (a)EXHIBITS:  The following documents are an exhibit to this report.

                                                                 Exhibit
                                                                  Index
                                                                 --------

         Exhibit 11:     Statement Re:  Computation of per share      23
                         earnings

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






   Dated:  March 15, 2002

Exhibit 11

                 OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES
                   COMPUTATION OF EARNINGS PER SHARE
              (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


                                                   --------------------
                                                     Six Months Ended
                                                         January 31
                                                    --------------------
                                                        2002      2001
                                                    --------------------
Net income available to Stockholders
(numerator)                                           $   341     $  172
                                                      -------     ------

Shares Calculation (denominator):                       5,614      5,611

Average shares outstanding - basic

Effect of Dilutive Securities:

Potential Common Stock
      relating to stock options                            29          1
                                                      -------    -------

Average shares outstanding- assuming dilution          5,643       5,612
                                                      =======    =======

Earnings per share-basic                              $  0.06    $  0.03
                                                      =======    =======

Earnings per share-assuming dilution                  $  0.06    $  0.03
                                                      =======    =======
