Form 10-Q
period 2002-04-30
OIL DRI CORPORATION OF AMERICA
filed 2002-06-12
CIK 74046

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[x]             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Quarterly Period Ended April 30, 2002

                                       OR

[ ]               Transition Report Pursuant to Section 13 or 15(d)
of the
                         Securities Exchange Act of 1934
         For the transition period from _____________ to ______________

                          Commission File Number 0-8675

                         OIL-DRI CORPORATION OF AMERICA
                         ------------------------------
           (Exact name of the registrant as specified in its charter)


                   DELAWARE                        36-2048898
                   --------                        ----------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)

    410 North Michigan Avenue, Suite 400           60611-4213
            CHICAGO, ILLINOIS                      ----------
            -----------------                      (Zip Code)
  (Address of principal executive offices)



The Registrant's telephone number, including area code: (312) 321-1515

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.

                           Yes    X       No
                               -------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock - 5,470,435   Shares (Including 1,279,700 Treasury Shares)
Class B Stock - 1,765,083   Shares (Including   342,241 Treasury Shares)

                                   CONTENTS

                                                                       PAGE
                                    PART I

ITEM 1: Financial Statements And Supplementary Data.....................3-9


ITEM 2: Management Discussion And Analysis Of Financial Condition
        And The Results Of Operations..................................10-18

ITEM 3: Quantitative And Qualitative Disclosures About Market Risk.....18-19


                                   PART II

ITEM 6: Exhibits And Reports on Form 8-K..................................20

SIGNATURES................................................................21

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                      APRIL 30        JULY 31
                          ASSETS                        2002            2001
                                                     ---------       ---------
 CURRENT ASSETS
 Cash and Cash Equivalents                           $   6,795       $   4,444
 Investment Securities                                   1,267           1,257
 Accounts Receivable, less allowance of $317
   and $455 at April 30, 2002 and July 31,
   2001, respectively                                    22,358         24,267
 Other Receivables                                        3,615          2,497
 Inventories                                             13,101         15,445
 Prepaid Overburden Removal Expense                       3,750          3,797
 Prepaid Expenses                                         3,890          4,035
                                                      ---------      ---------
        TOTAL CURRENT ASSETS                             54,776         55,742
                                                      ---------      ---------

 PROPERTY, PLANT AND EQUIPMENT - AT COST
 Cost                                                   139,563        139,730
 Less Accumulated Depreciation and Amortization         (86,847)       (83,694)
                                                      ---------      ---------
        TOTAL PROPERTY, PLANT AND EQUIPMENT, NET         52,716         56,036
                                                      ---------      ---------

 OTHER ASSETS
 Goodwill & Intangibles, net of accumulated
   amortization of $4,101and $3,569 at April 30,
   2002 and July 31, 2001, respectively                   9,240          9,691
 Deferred Income Taxes                                    2,573          3,155
 Other                                                    6,185          5,900
                                                      ---------      ---------
        TOTAL OTHER ASSETS                               17,998         18,746
                                                      ---------      ---------

TOTAL ASSETS                                          $ 125,490      $ 130,524
                                                      =========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                      APRIL 30         JULY 31
     LIABILITIES & STOCKHOLDERS' EQUITY                 2002            2001
                                                     ---------       ---------
 CURRENT LIABILITIES
 Current Maturities of Notes Payable                 $   3,150       $   2,150
 Accounts Payable                                        4,211           5,791
 Dividends Payable                                         473             473
 Accrued Expenses
   Salaries, wages and commissions                       2,098           1,524
   Trade promotions and advertising                      2,356           4,006
   Freight                                               1,177           1,312
   Other                                                 4,135           4,386
                                                     ---------       ---------
        TOTAL CURRENT LIABILITIES                       17,600          19,642
                                                     ---------       ---------

 NONCURRENT LIABILITIEs
 Notes Payable                                          31,750          34,256
 Deferred Compensation                                   2,898           2,769
 Other                                                   1,921           2,011
                                                     ---------       ---------
        TOTAL NONCURRENT LIABILITIES                    36,569          39,036
                                                     ---------       ---------
        TOTAL LIABILITIES                               54,169          58,678
                                                     ---------       ---------

 STOCKHOLDERS' EQUITY
 Common Stock, par value $.10 per share,
    issued 5,470,435 shares at April 30,
    2002 and July 31, 2001                                 547             547
 Class B Stock, par value $.10 per share,
    issued 1,765,083 shares at April 30,
    2002 and July 31, 2001                                 177             177
 Additional Paid-In Capital                              7,667           7,667
 Retained Earnings                                      89,203          89,778
 Restricted Unearned Stock Compensation                     (9)            (25)
 Cumulative Translation Adjustment                      (1,436)         (1,474)
                                                     ---------       ---------
                                                        96,149          96,670
 Less Treasury stock, at cost (1,279,700
    Common and 342,241 Class B shares at
    April 30, 2002 and 1,279,110 Common and
    342,241 Class B shares at July 31, 2001)           (24,828)        (24,824)
                                                     ---------       ---------
        TOTAL STOCKHOLDERS' EQUITY                      71,321          71,846
                                                     ---------       ---------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $ 125,490       $ 130,524
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

                                                       FOR THE NINE MONTHS
                                                           ENDED APRIL 30
                                                     -------------------------
                                                       2002            2001
                                                     ---------       ---------
 NET SALES                                           $ 123,064       $ 123,676
 Cost of Sales                                          99,990         100,660
                                                     ---------       ---------
 GROSS PROFIT                                           23,074          23,016
 Non-recurring Fee                                          --           4,278
 Selling, General and Administrative Expenses          (20,745)        (22,525)
                                                     ---------       ---------
 INCOME FROM OPERATIONS                                  2,329           4,769

 OTHER INCOME (EXPENSE)
   Interest Expense                                     (1,940)         (2,228)
   Interest Income                                         214             200
   Gain on the Sale of Mineral Rights                      769              --
   Other (Expense) Income, Net                            (168)             69
                                                     ---------       ---------
        TOTAL OTHER EXPENSE, NET                        (1,125)         (1,959)

 INCOME BEFORE INCOME TAXES                              1,204           2,810
 Income Tax                                                359             732
                                                     ---------       ---------
 NET INCOME                                                845           2,078

 RETAINED EARNINGS
 Balance at Beginning of Year                           89,778          90,757
 Less Cash Dividends Declared                            1,420           1,419
                                                     ---------       ---------
 RETAINED EARNINGS - APRIL 30                        $  89,203       $  91,416
                                                     =========       ==========

 NET INCOME PER SHARE
   BASIC                                             $    0.15       $    0.37
                                                     =========       =========
   DILUTIVE                                          $    0.15       $    0.37
                                                     =========       =========

 AVERAGE SHARES OUTSTANDING
   BASIC                                                 5,614           5,612
                                                     =========       =========
   DILUTIVE                                              5,660           5,612
                                                     =========       =========


 The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                       FOR THE NINE MONTHS
                                                          ENDED APRIL 30
                                                     -------------------------
                                                        2002           2001
                                                     ---------       ---------
 NET INCOME                                          $     845       $   2,078

 Other Comprehensive Income:
   Cumulative Translation Adjustments                       38             (78)
                                                     ---------       ---------

 TOTAL COMPREHENSIVE INCOME                          $     883       $   2,000
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


                                                         FOR THE THREE MONTHS
                                                            ENDED APRIL 30
                                                     -------------------------
                                                       2002             2001
                                                     ---------       ---------
 NET SALES                                           $  39,261       $  39,573
 Cost of Sales                                          31,991          32,727
                                                     ---------       ---------
 GROSS PROFIT                                            7,270           6,846
 Non-recurring Fee                                          --           4,278
 Selling, General and Administrative Expenses           (6,644)         (7,987)
                                                     ---------       ---------
 INCOME FROM OPERATIONS                                    626           3,137

 OTHER INCOME (EXPENSE)
   Interest Expense                                       (597)           (714)
   Interest Income                                          67              42
   Gain on the Sale of Mineral Rights                      769              --
   Other Income (Expense)                                 (141)            114
                                                     ---------       ---------
        TOTAL OTHER INCOME (EXPENSE), NET                   98            (558)
                                                     ---------       ---------

 INCOME BEFORE INCOME TAXES                                724           2,579
 Income Tax                                                220             673
                                                     ---------       ---------
 NET INCOME                                          $     504       $   1,906
                                                     =========       =========

 NET INCOME PER SHARE
   BASIC                                             $    0.09       $    0.34
                                                     =========       =========
   DILUTIVE                                          $    0.09       $    0.34
                                                     =========       =========

 AVERAGE SHARES OUTSTANDING
   BASIC                                                 5,614           5,614
                                                     =========       =========
   DILUTIVE                                              5,712           5,614
                                                     =========       =========





 The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS
                                                          ENDED APRIL 30
                                                     -------------------------
                                                       2002            2001
                                                     ---------       ---------
 NET INCOME                                          $     504       $   1,906

 Other Comprehensive Income:
   Cumulative Translation Adjustments                       55             (33)
                                                     ---------       ---------

 TOTAL COMPREHENSIVE INCOME                          $     559       $   1,873
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

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                        FOR THE NINE MONTHS
                                                           ENDED APRIL 30
                                                     -------------------------
                                                        2002           2001
                                                     ---------       ---------

 NET INCOME                                          $     845       $   2,078
                                                     ---------       ---------

 Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation and Amortization                       6,624           6,860
     Provision for Bad Debts                               335             120
     Loss on the Sale of Fixed Assets                       91             245
     (Increase) Decrease in:
         Accounts Receivable                             1,574            (430)
         Other Receivables                              (1,118)         (3,273)
         Inventories                                     2,344           1,183
         Prepaid Overburden Removal Expense                 47          (1,081)
         Prepaid Expenses                                  145             902
         Other Assets                                      217             428
     Increase (Decrease) in:
         Accounts Payable                               (1,580)         (1,817)
         Accrued Expenses                               (1,462)          3,527
         Deferred Compensation                             129            (404)
         Other                                             (90)             87
                                                     ---------       ---------
        TOTAL ADJUSTMENTS                                7,256           6,347
                                                     ---------       ---------

     NET CASH PROVIDED BY OPERATING ACTIVITIES           8,101           8,425
                                                     ---------       ---------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                               (2,937)         (4,108)
     Proceeds from Sale of Property, Plant
       and Equipment                                        14             288
     Purchases of Investment Securities                 (1,267)         (1,230)
     Dispositions of Investment Securities               1,257           1,220
                                                     ---------       ---------

     NET CASH USED IN INVESTING ACTIVITIES              (2,933)         (3,830)
                                                     ---------       ---------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Principal Payments on Long-Term Debt               (1,507)         (4,127)
     Dividends Paid                                     (1,420)         (1,419)
     Other                                                 110             (41)
                                                     ---------       ---------

     NET CASH USED IN FINANCING ACTIVITIES              (2,817)         (5,587)
                                                     ---------       ---------

 NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                           2,351            (992)
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            4,444           1,388
                                                     ---------       ---------
 CASH AND CASH EQUIVALENTS, APRIL 30                 $   6,795       $     396
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

In the prior year, a temporary clearing account of customer deductions was classified as part of the allowance for doubtful accounts. During the second quarter, management reclassed the temporary clearing account of customer deductions as a direct offset to accounts receivable. This change reduced the July 31, 2001 allowance for doubtful accounts, previously reported on the Consolidated Balance Sheet, by approximately $1,400,000.

As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases. A significant part of the overall mining cost is incurred during the process of removing the overburden (non-usable material) from the land, thus exposing the sorbent material that is then used in a majority of the Company's production processes. The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid expense is amortized over the estimated available material. As of April 30, 2002 the Company had $3,750,000 of prepaid expense recorded on its consolidated balance sheet. During the first nine months of fiscal 2002 the Company amortized to expense approximately $2,900,000 of previous recorded prepaid charges. Please also refer to footnote 3, for a discussion of a change in the accounting estimate associated with this prepaid expense.

2. INVENTORIES

The composition of inventories is as follows (in thousands):

                           -------------------------
                             APRIL 30     JULY 31
                           (UNAUDITED)   (AUDITED)
                           -------------------------
                               2002        2001
                           -------------------------
Finished goods                $  7,951     $  9,473
Packaging                        3,690        4,029
Other                            1,460        1,943
                              --------     --------
                              $ 13,101     $ 15,445
                              ========     ========

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

3. CHANGE IN ACCOUNTING ESTIMATE FOR PREPAID OVERBURDEN REMOVAL EXPENSE

During the second quarter of fiscal 2002, an internal review of the estimated amount of uncovered mineable clay took place at the Company's Georgia production complex. The quantity of uncovered clay is one of the key elements in the amortization of the prepaid overburden removal account balance. The review led to a change in the estimated amount of uncovered clay. This estimate change then caused a change in the amortization of the prepaid overburden removal account. The impact of this estimate revision for the first three quarters of fiscal 2002 was an additional pre-tax charge to cost of goods sold of approximately $744,000 versus the previous estimate, or approximately $0.09 per fully diluted share on an after-tax basis. The estimate change also increased the amortization rate approximately $1.31 per ton of uncovered mineable clay. Based on the current ending estimate of uncovered clay the Company will have to amortize the prepaid overburden removal account balance using the increased rate for approximately the next 7 to 10 months. Thereafter, going forward management believes that overburden removal expense should return to historical rates.

4. RENO PROCESS PLANT
On February 26, 2002, the Washoe County Commission voted 3 to 2 not to grant Oil-Dri a special use permit to build the Company's proposed processing plant in Reno, Nevada. The Company has decided not to appeal the Commission's decision. On April 11, 2002, the Company filed suit against the County Commission in Federal District Court in Nevada to recoup damages sustained when it was denied a special use permit to establish a mining operation in Hungry Valley. The Suit claims that the County Commission exceeded their statutory authority in denying the Company the opportunity to mine on federal land. The suit will be scheduled for a hearing in mid to late summer.

The Company is also considering other possible actions which include but are not limited to, building a facility on Bureau of Land Management property or elsewhere, as well as mining and outsourcing the processing of the proven reserves. At the end of the third quarter, the Company had unamortized capitalized costs of approximately $3,672,000 related to this project. Pending decision with respect to its various options, the Company is presently unable to determine if a loss will be incurred, and, if incurred, the extent of such loss.

5. SALE OF MINERAL RIGHTS

During the third quarter, the Company reported a $769,000 pre-tax gain when it elected to sell certain mineral leases on land in northern Florida. The land contained minerals for a market that the Company was not actively planning to pursue. The mineral rights, had they been pursued, would have been associated with THE Specialty Product Group.

6. NON-RECURRING FEE

Included in the income from operations reported for both the third quarter and year-to-date fiscal 2001 was non-recurring fee income of $4,278,000, which resulted from the early termination of a supply agreement.

7. NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The pooling of interest method is no longer permitted for business combinations after June 30, 2001. Adoption is required for fiscal years beginning after December 15, 2001. Based upon management's preliminary analysis, the Company does not expect any impairment of goodwill under the new FASB 142. Upon adoption, the Company's amortization expense will be reduced by approximately $202,000 annually.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for years beginning after June 15, 2002. Under the new rules, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Adoption is required for fiscal years beginning after June 15, 2002. Based upon management's preliminary analysis, the Company does not expect any material implications for the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," effective for years beginning after December 15, 2001. Under the new rules, the accounting and reporting for the impairment and disposal of long-lived assets have been superseded from SFAS No. 121 and APB No. 30. Also, ARB No. 51 has been amended to eliminate the exception for consolidation for a temporary subsidiary. Adoption is required for fiscal years beginning after December 15, 2001. Based upon management's preliminary analysis, the Company does not expect any material implications for the Company's financial statements.

In July 2001, the EITF reached a final consensus on Issue 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The consensus addresses the accounting treatment and income statement classification for certain sales incentives, including cooperative advertising arrangements, buydowns and slotting fees. The consensus requires that these items classified by the Company as selling, general and administrative expense, be reclassified as a reduction of gross sales.

The Company was required to adopt EITF No. 00-25 for the third quarter ending April 30, 2002, but elected to adopt it for slotting in the second quarter ending January 31, 2002. The Company then fully completed the adoption for buydowns and cooperative advertising arrangements in the third quarter ending April 30, 2002. The effect of the adoption of EITF No. 00-25 resulted in a reclassification of expenses and a restatement to reduce previously reported net sales and SG&A expenses. The effect of these reclassifications resulted in a reduction in net sales and a corresponding decrease in SG&A expenses of $7,193,000 and $7,688,000 for the fiscal years ended July 31, 2001 and 2000, respectively.

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

8.  SEGMENT REPORTING

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

                                          -------------------------------------
                                               Nine Months Ended April 30
                                          -------------------------------------
                                             Net Sales        Operating Income
                                          -------------------------------------
                                            2002      2001      2002     2001
                                          --------  --------  -------  --------
                                                     (in thousands)
Consumer Products Group.................. $ 76,107  $ 77,326  $ 5,787  $ 4,996
Specialty Products Group.................   18,446    18,061    3,819    2,797
Crop Production and Horticultural
  Products Group.........................   13,840    13,630    2,038    1,361
Industrial and Automotive Products Group.   14,671    14,659      214      124
                                          --------  --------  -------  -------
TOTAL SALES/OPERATING INCOME............. $123,064  $123,676  $11,858  $ 9,278
                                          ========  ========  -------  -------
Non-recurring Fee(2).....................                          --    4,278
Less:
  Corporate Expenses.....................                       9,696    8,719
  Interest Expense, net of Interest
    Income...............................                       1,727    2,027
  Gain on the Sale of Mineral
    Rights(1)..............................                        (769)    --
                                                              -------  -------
INCOME BEFORE INCOME TAXES...............                       1,204    2,810
                                                              -------  -------
Income Taxes.............................                         359      732
                                                              -------  -------
NET INCOME...............................                         845    2,078
                                                              =======  =======

                                         -------------------------------------
                                                 Quarter Ended April 30
                                         -------------------------------------
                                             Net Sales        Operating Income
                                         -------------------------------------
                                           2002      2001      2002     2001
                                         --------  --------  --------  -------
                                                     (in thousands)
Consumer Products Group.................. $ 23,046  $ 22,988  $  1,633  $  291
Specialty Products Group.................    5,779     5,937     1,185     700
Crop Production and Horticultural
  Products Group.........................    5,544     5,590     1,142     900
Industrial and Automotive Products
  Group..................................    4,892     5,058       (24)    111
                                          --------  --------  --------  ------
TOTAL SALES/OPERATING INCOME............. $ 39,261  $ 39,573  $  3,936  $2,002
                                          ========  ========  --------  ------
Non-recurring Fee(2).....................                          --    4,278
Less:
  Corporate Expenses.....................                        3,450   3,031
  Interest Expense, net of Interest
    Income...............................                          531     671
  Gain on the Sale of Mineral
    Rights(1)............................                         (769)     --
                                                               -------  ------
INCOME BEFORE INCOME TAXES...............                          724   2,578
                                                               -------  ------
Income Taxes.............................                          220     672
                                                               -------  ------
NET INCOME...............................                          504   1,906
                                                               =======  ======

(1) See Note 5 for a discussion of the gain on the sale of mineral rights.
(2) See Note 6 for a discussion of the non-recurring fee income recorded in fiscal 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2002 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2001

RESULTS OF OPERATIONS

Consolidated net sales for the nine months ended April 30, 2002 were $123,064,000, a decrease of 0.5% from net sales of $123,676,000 in the first nine months of fiscal 2001. The year-to-date sales reflect the reclassification described in footnote 7 for the various new accounting pronouncements. Net income for the first nine months of fiscal 2002 was $845,000, a decrease of 59% from $2,078,000 earned in the first nine months of fiscal 2001. Fiscal 2002 income was positively impacted by a pre-tax gain of $769,000 on the sale of mineral rights. Fiscal 2001 income was positively impacted by $4,278,000 of pre-tax income generated from a non-recurring fee, while being negatively impacted by $920,000 of charges covering developmental costs and several capital asset programs that the Company no longer intends to pursue in their original form. Basic and diluted net income per share for the first nine months of fiscal 2002 was $0.15 versus $0.37 basic and diluted net income per share earned in the first nine months of fiscal 2001.

Net sales of the Consumer Products Group for the first nine months of fiscal 2002 were $76,107,000, a decrease of 1.6% from net sales of $77,326,000 in the first nine months of fiscal 2001. This segment's operating income increased 15.8% from $4,996,000 in the first nine months of fiscal 2001 to $5,787,000 in the first nine months of fiscal 2002. There were a number of factors that drove the results. Overall, the group did a much better job of managing/controlling its selling and administrative expenses. Additional expense control was also seen in the area of temporary price reductions (i.e. buydowns or TPRs) and cooperative advertising programs, which are now part of sales revenue. The cost reductions in TPRs and cooperative advertising offset over a million dollars of reduced gross profit that was caused by unfavorable product mix, which was weighted heavily towards private label versus branded cat litter products, and the deterioration of distribution of paper cat litter items. Finally, part of the benefit of the expense control in selling and administrative expenses was offset by reduced product pricing in the co-manufacturing area.

Net sales of the Specialty Products Group for the first nine months of fiscal 2002 were $18,446,000, an increase of 2.1% from net sales of $18,061,000 in the first nine months of fiscal 2001. This segment's operating income increased 36.5% from $2,797,000 in the first nine months of fiscal 2001 to $3,819,000 in the first nine months of fiscal 2002. The increase was due to improved gross profit from increased selling prices and lower expenses due to asset/program write-offs taken in the Rheological products business in fiscal 2001 and lower manufacturing costs.

Net sales of the Crop Production and Horticultural Products Group for the first nine months of fiscal 2002 were $13,840,000, an increase of 1.5% from net sales of $13,630,000 in the first nine months of fiscal 2001. Crop Production and Horticultural Products' operating income increased by 49.7% from $1,361,000 in the first nine months of fiscal 2001 to $2,038,000 in the first nine months of fiscal 2002. This increase was driven by price increases for AGSORB(R) agricultural carriers and generally more favorable product mix, which added almost $200,000 to operating income.

Net sales of the Industrial and Automotive Products Group for the first nine months of fiscal 2002 were $14,671,000, which was flat against net sales of $14,659,000 in the first nine months of fiscal 2001. Industrial and Automotive Products' operating income increased 72.6% from $124,000 in the first nine months of fiscal 2001 to $214,000 in the first nine months of fiscal 2002. The profitability increase was driven by a $280,000 positive mix impact of selling 30% more synthetic sorbents.

Consolidated gross profit as a percentage of net sales for the first nine months of fiscal 2002 increased to 18.8% from 18.6% in the first nine months of fiscal 2001. The year-to-date gross profit reflects the reclassifications described in footnote 7 for the various new accounting pronouncements. The small increase in gross profit was due to price increases in the Specialty and Crop Production and Horticultural Products Groups, improved mix factors in Crop Production and Industrial and Automotive Products Group, most of which was offset by reduced product pricing in the co-manufacturing area.
The Company's year-to-date fiscal 2002 fuel costs are down approximately 1.9% from fiscal 2001. Therefore, fuel costs have had only a small impact on the change in gross profit.

Operating expenses as a percentage of net sales for the first nine months of fiscal 2002 decreased to 16.9% from 18.2% in the first nine months of fiscal 2001 due to a reduction of trade and advertising spending in the Consumer Products Group and lower expenses due to asset/program write-offs taken in fiscal 2001.

Interest expense and interest income for the first nine months of fiscal 2002 were better by $302,000 from fiscal 2001, due to lower levels of debt and increased cash and cash equivalents balances.

The Company's effective tax rate was 29.8% of pre-tax income in the first nine months of fiscal 2002 versus 26.0% in the first nine months of fiscal 2001.

Total assets of the Company decreased $5,034,000 or 3.9% during the first nine months of fiscal 2002. Current assets decreased $966,000 or 1.7% from fiscal 2001 year-end balances primarily due to decreased accounts receivable and inventory offset by increases in cash and cash equivalents and other receivables.

Property, plant and equipment, net of accumulated depreciation, decreased $3,320,000 or 5.9% during the first nine months as depreciation expense exceeded capital expenditures.

Total liabilities decreased $4,509,000 or 7.7% during the first nine months of fiscal 2002. Current liabilities decreased $2,042,000 or 10.4% from fiscal 2001 year-end balances due to decreases in trade payables and accruals for trade and promotional spending, offset by increases in current debt maturities and compensation accruals.

EXPECTATIONS

The Company anticipates that fourth quarter sales will be down compared to the same quarter a year ago. The impact of the Company's decision to restructure its private label supply arrangement with Wal-Mart will cause
sales to decline, but should   cause profits to increase.  This decision
should also lead to lower inventories and receivables, which should enhance the Company's cash position.

In fiscal 2003 the Company believes that sales will be down, but profits should be up due to the ongoing product and geographical rationalization.
The profit picture should improve if the current natural gas trends continue. Also, positively impacting fiscal 2003 would be the Company's Georgia overburden removal costs should they return to more historical levels as anticipated.

Because of the uncertainties of the general economy and the increased overburden removal costs in Georgia, the Company believes it is prudent to forecast the Company's fully diluted earnings per share in a broad range of $0.15 to $0.20 per diluted share for fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio of 3.1:1 at April 30, 2002 increased from the 2.8:1 at July 31, 2001. Working capital increased $1,076,000 during the first nine months of fiscal 2002 to $37,176,000, primarily due to higher cash & cash equivalents, and lower trade payables and accrued expenses. This increase was partially offset by lower inventories and receivables. During the first nine months of fiscal 2002, the balances of cash, cash equivalents and investment securities increased $2,361,000 to $8,062,000.

Cash provided by operating activities was used to fund capital expenditures of $2,937,000, payments on long-term debt of $1,507,000 and dividend payments of $1,420,000. Total cash and investment balances held by the Company's foreign subsidiaries at April 30, 2002 and July 31, 2001 were $2,232,000 and $2,241,000, respectively.

Accounts receivable, less allowance for doubtful accounts, decreased 7.9% during the first nine months of fiscal 2002. Days outstanding receivables decreased from 60.7 at July 31, 2001 to 54.3 at April 30, 2002. The Company maintains policies and practices to monitor the creditworthiness of its customers. Such policies include maintenance of a list of customers whose creditworthiness has diminished. The total balance of accounts receivable for accounts on that list represents less than 5.1% of the Company's outstanding receivables. Also, during the quarter, the Company settled its lawsuit with The Fleming Companies, Inc. on terms that were satisfactory to both parties.

Teachers Insurance and Annuity Association and CIGNA Investments, Inc. have issued a waiver for the loan covenant, as described as the Fixed Charge Coverage Ratio, contained in the Note Purchase Agreements dated as of April 15, 1998, and April 15, 1993, for the quarter ended April 30, 2002. Future amendments to the various loan covenants are under discussion with Teachers Insurance and Annuity Association and CIGNA Investments, Inc.

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


THREE MONTHS ENDED APRIL 30, 2002 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2001

RESULTS OF OPERATIONS

Consolidated net sales for the third quarter ended April 30, 2002 were $39,261,000, a decrease of 0.8% from net sales of $39,573,000 in the third quarter of fiscal 2001. The quarterly sales reflect the reclassification described in footnote 7 for the various new accounting pronouncements. The net income for the third quarter of fiscal 2002 was $504,000, which was a decrease of $1,402,000 from the $1,906,000 income in the third quarter of fiscal 2001. Fiscal 2002 income was positively impacted by a pre-tax $769,000 gain on the sale of mineral rights. Fiscal 2001's third quarter income was positively impacted by $4,278,000 of non-recurring fee income, while being negatively impacted by $700,000 of charges covering developmental costs and several capital asset programs that the Company no longer intends to pursue in their original form. Basic and diluted net income per share for the third quarter of fiscal 2002 were $0.09 versus $0.34 basic and diluted net income per share earned in the third quarter of fiscal 2001.

Net sales of the Consumer Products Group for the third quarter of fiscal 2002 were $23,046,000, flat with net sales of $22,988,000 in the third quarter of fiscal 2001. This segment's operating income increased 461% from $291,000 in the third quarter of fiscal 2001 to $1,633,000 in the same period of fiscal 2002. This increase was due to a reduction of selling and administrative expenses, especially in the trade spending area. Additional expense control was also seen in the area of TPRs and cooperative advertising programs, which are now part of sales revenue. The cost reductions in TPRs and cooperative advertising offset approximately $400,000 of reduced gross profit that was caused by unfavorable product mix, which was weighted heavily towards private label versus branded cat litter products, and the deterioration of distribution of paper cat litter items. General price increases and control of expenses that impact gross profit were also able to overcome price reductions in the co-manufacturing area.

Net sales of the Specialty Products Group for the third quarter of fiscal 2002 were $5,779,000, a decrease of 2.7% from net sales of $5,937,000 in the third quarter of fiscal 2001. This segment's operating income increased 69.3% from $700,000 in the third quarter of fiscal 2001 to $1,185,000 in the third quarter of fiscal 2002 due to increased margins and better cost control in the selling and administrative area.

Net sales of the Crop Production and Horticultural Products Group for the third quarter of fiscal 2002 were $5,544,000, a decrease of 0.8% from net sales of $5,590,000 in the third quarter of fiscal 2001. This segment's operating income increased 26.9% from $900,000 in the third quarter of fiscal 2001 to $1,142,000 in the third quarter of fiscal 2002 due to improvements in the Company's manufacturing cost control.

Net sales of the Industrial and Automotive Products Group for the third quarter of fiscal 2002 were $4,892,000, a decrease of 3.3% from net sales of $5,058,000 in the third quarter of fiscal 2001. This segment's operating income decreased 120% from $111,000 of income in the third quarter of fiscal 2001 to a $24,000 loss reported in the third quarter of fiscal 2002. Manufacturing issues adversely impacted product deliveries, which resulted in a shortfall in sales and operating income.

Consolidated gross profit as a percentage of net sales for the third quarter of fiscal 2002 increased to 18.5% from 17.3% in the third quarter of fiscal 2001. The gross profit for the quarter reflects the reclassifications described in footnote 7 for the various new accounting pronouncements. The increase in gross profit was due to improved margins in the Consumer, Specialty and Crop Production and Horticultural Products Groups. For the quarter, the Company's fiscal 2002 fuel costs are down approximately 2.2% from fiscal 2001.

Operating expenses as a percentage of net sales for the third quarter of fiscal 2002 decreased to 16.9% from 20.2% in the third quarter of fiscal 2001 due to a decrease in trade and advertising spending in the Consumer Products Group.

Interest expense and interest income for the third quarter of fiscal 2002 were better by $142,000 from fiscal 2001, due to lower debt levels.

The Company's effective tax rate was 30.4% of pre-tax income in the third quarter of fiscal 2002 versus 26.1% in the same period of fiscal 2001.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries during the nine months ended April 30, 2002 were $8,056,000 or 6.5% of total Company sales. This represents a decrease of 5.0% from the same period of fiscal 2001 in which foreign subsidiary sales were $8,481,000 or 6.9% of total Company sales. This decrease was due to continued decline of branded cat litter business in Canada and distribution issues related to our floor absorbent markets in the United Kingdom. For the first nine months of fiscal 2002, the foreign subsidiaries experienced a loss of $396,000, an improvement of $499,000 from the $895,000 loss reported for the same period in fiscal 2001. This improvement was primarily due to better expense control and lower material costs in the Canadian operation.

Identifiable assets of the Company's foreign subsidiaries as of April 30, 2002 were $9,867,000, vs. $9,968,000 as of April 30, 2001. This reduction was seen mostly in inventory.

Net sales by the Company's foreign subsidiaries during the three months ended April 30, 2002 were $2,376,000 or 6.1% of total Company sales. This represents a decrease of 14.9% from the third quarter of fiscal 2001, in which foreign subsidiary sales were $2,793,000 or 7.1% of total Company sales. For the three months ended April 30, 2002 the foreign subsidiaries experienced a loss of $136,000, an improvement of $383,000 from the $519,000 loss reported in the third quarter of fiscal 2001. The improvement for the quarter was again primarily due to better expense control and lower material costs in the Canadian operation.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not have any derivative financial instruments as of April 30, 2002. However, the Company is exposed to interest rate risk. The Company employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short term investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.

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

The tables below provide information about the Company's fiscal 2002 and 2003 (to April 30, 2002) natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the tables present the notional amounts in MMBtu's, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2002 and July 31, 2003, respectively. The Fair Value was determined using the "Most Recent Settle" price for the "Henry Hub Natural Gas" option contract prices as listed by the New York Mercantile Exchange on May 30, 2002.

   -----------------------------------------------------------------
                     COMMODITY PRICE SENSITIVITY
                     NATURAL GAS FUTURE CONTRACTS
                 FOR THE YEAR ENDING JULY 31, 2002
   -----------------------------------------------------------------
                                          Expected 2002       Fair
                                            Maturity          Value
   -----------------------------------------------------------------
   Natural Gas Future Volumes (MMBtu's)     1,420,000

   Weighted Average Price (Per MMBtu)           $4.61

   Contract Amount ($ U.S., in thousands     $6,651.3       $3,859.5
   -----------------------------------------------------------------

   -----------------------------------------------------------------
                     COMMODITY PRICE SENSITIVITY
                     NATURAL GAS FUTURE CONTRACTS
                 FOR THE YEAR ENDING JULY 31, 2002
   -----------------------------------------------------------------
                                          Expected 2003       Fair
                                            Maturity          Value
   -----------------------------------------------------------------
   Natural Gas Future Volumes (MMBtu's)      645,000

   Weighted Average Price (Per MMBtu)          $3.82

   Contract Amount ($ U.S., in thousands)   $2,462.9       $2,353.6
   -----------------------------------------------------------------

Factors which could influence the fair value of the natural gas contracts include, but are not limited to, the overall general economy, the events which occurred on September 11, 2001 in New York and Washington and related international developments, the general demand for natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world. Some of these same events have allowed the Company to mitigate the impact of the natural gas contracts, by the continued and in some cases expanded use of recycled oil in our manufacturing processes. Accurate estimates of the impact that these contracts may have on the Company's fiscal 2002 and 2003 financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.

                          PART II - OTHER INFORMATION


6.   (a)EXHIBITS:  The following documents are an exhibit to this report.

                                                                 Exhibit
                                                                  Index
                                                                 --------

        Exhibit 11:  Statement Re:  Computation of per share        22
                     earnings

   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   OIL-DRI CORPORATION OF AMERICA
     (Registrant)



   BY /S/JEFFREY M. LIBERT
      ------------------------------
      Jeffrey M. Libert
      Chief Financial Officer



   BY /S/DANIEL S. JAFFEE
      ------------------------------
      Daniel S. Jaffee
      President and Chief Executive Officer






   Dated:  June 12, 2002

Exhibit 11

                 OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                  (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


                                                     -------------------------
                                                        Nine Months Ended
                                                             April 30
                                                     -------------------------
                                                        2002           2001
                                                     ---------       ---------
Net income available to Stockholders (numerator)     $     845       $   2,078

Shares Calculation (denominator):

Average shares outstanding - basic                        5614           5,612

Effect of Dilutive Securities:

Potential Common Stock
      relating to stock options                             46              --
                                                     ---------       ---------

Average shares outstanding- assuming dilution            5,660           5,612
                                                     =========       =========

Earnings per share-basic                             $    0.15       $    0.37
                                                     =========       =========

Earnings per share-assuming dilution                 $    0.15       $    0.37
                                                     =========       =========
