Form 10-K
period 2002-07-31
OIL DRI CORPORATION OF AMERICA
filed 2002-10-15
CIK 74046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X| Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the fiscal year ended July 31, 2002

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from     to
                                                ----   ----
                           ---------------------------

                          Commission File Number 0-8675

                         OIL-DRI CORPORATION OF AMERICA

                 Delaware                           36-2048898
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

                                      None


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                          Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer:
                          Yes |_| No |X|

The aggregate market value of the Registrant's Common Stock owned by non-affiliates as of January 31, 2002 for accelerated filer purposes was $33,329,000.

The aggregate market value of the Registrant's Common Stock owned by non-affiliates as of September 30, 2002 was $32,257,000.

Number of Shares of each class of the Registrant's Common Stock outstanding as of September 30, 2002:

   Common Stock - 5,470,435 shares (including 1,279,700 treasury shares) Class B Stock - 1,765,083 shares (including 342,241 treasury shares) Class A Common Stock - 0 shares


                DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

      1. The Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders ("Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than November 28, 2002 (120 days after the end of the Registrant's fiscal year ended July 31, 2002), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

                             CONTENTS

                                                                      Page

                              PART I

Item 1:   Business.................................................   4-10

Item 2:   Properties...............................................  10-11

Item 3:   Legal Proceedings........................................     11

Item 4:   Submission of Matters to a Vote of Security Holders......     11

Executive Officers of the Registrant...............................     12

                              PART II

Item 5:   Market for Registrant's Common Equity and Related
          Stockholder Matters......................................     13

Item 6:   Selected Financial Data..................................  14-15

Item 7:   Management Discussion and Analysis of Financial
          Condition and the Results of Operations..................  16-20

Item 7a:  Quantitative and Qualitative Disclosures About Market
          Risk.....................................................     21

Item 8:   Financial Statements and Supplementary Data..............  22-44

Item 9:   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...................     45

Independent Auditor's Report.......................................     45

                             PART III

Item 10:  Directors and Executive Officers of the Registrant.......     46

Item 11:  Executive Compensation...................................     46

Item 12:  Security Ownership of Certain Beneficial Owners and
          Management...............................................     46

Item 13:  Certain Relationships and Related Transactions...........     46

Item 14:  Controls and Procedures..................................     46

                              PART IV

Item 15:  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.................................................  47-50

Signatures.........................................................  51-52
Certifications.....................................................     53
Schedule II -- Valuation and Qualifying Accounts...................     54
Exhibit Index......................................................     55

                              PART I


ITEM 1.  BUSINESS

      Oil-Dri Corporation of America was incorporated in 1969 in Delaware as the successor to an Illinois corporation incorporated in 1946, which was the successor to a partnership, which commenced business in 1941. Except as otherwise indicated herein or as the context otherwise requires, references herein to "Registrant" or to "Company" are to Oil-Dri Corporation of America and its subsidiaries. The Registrant is a leader in developing, manufacturing and marketing sorbent products and related services for the consumer, specialty, crop production and horticultural and industrial and automotive markets. The Registrant also has developed a dog treat product category, which
is part of the Consumer products area.   The Registrant's sorbent
products are principally produced from clay minerals and, to a lesser extent, other sorbent materials. Consumer products, consisting primarily of cat litter, are sold through the grocery products industry, mass merchandisers, warehouse clubs, and pet retail outlets. Specialty products, consisting primarily of bleaching, filtration and clarification clays, are sold to processors and refiners of edible and petroleum-based oils. Crop production and horticultural products, which include carriers for crop protection chemicals and fertilizers, drying agents, soil conditioners, sports field products, pellet binders for animal feeds and flowability aids, are sold to manufacturers of agricultural chemicals and distributors of other agricultural and sports turf products. Industrial and automotive products, consisting primarily of oil, grease and water sorbents (both clay and non-clay), are sold to distributors of industrial cleanup and automotive products, environmental service companies and retail outlets.

      The Registrant's sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of the Registrant's absorbent clay products are CAT'S PRIDE(R) Premium cat litter and other cat litters, OIL-DRI ALL PURPOSE(R) floor absorbent and other floor absorbents and AGSORB(R) granular agricultural chemical carriers.

      Adsorbent products attract liquids, impurities, metals and surfactants to themselves and form low-level chemical bonds. The Registrant's adsorbents are used for cleanup and filtration mediums. The Registrant's adsorbent products include OIL-DRI LITE(R) sorbents for industrial cleanup, PURE-FLO(R), PURE-FLO(R) Supreme, PERFORM(TM) and SELECT(TM) bleaching clays for edible oils, fats and tallows, and ULTRA-CLEAR(R) clarification aids for petroleum-based oils and by-products.

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

CONSUMER PRODUCTS

      The Registrant's cat litter products, in both coarse granular and fine granular clumping (scoopable) forms, are sold under the Registrant's CAT'S PRIDE(R) and LASTING PRIDE(R) brand names, JONNY CAT(R) and FRESH STEP(R) brands manufactured for The Clorox Company, Arm & Hammer(R) SUPER CLAY(TM) brand manufactured for Church & Dwight Co., Inc., and private label cat litters manufactured for mass merchandisers, wholesale clubs, drugstore chains, pet superstores and retail grocery stores. The Registrant also packages and markets CAT'S PRIDE(R) KAT KIT cat litter in a disposable tray. These products are sold through independent food brokers and the Registrant's representatives to major grocery outlets such as Publix, Kroger, Stop and Shop and others. LASTING PRIDE(R) cat litter is principally sold to mass merchandisers such as Wal-Mart.

      The Registrant has several long-term supply agreements under which it manufactures branded traditional litters for other marketers. Under these co-manufacturing relationships, the marketer controls all aspects of sales, marketing, distribution and the odor control formula the Company is responsible for manufacturing. The Registrant and The Clorox Company have had such an arrangement under which they developed FRESH STEP(R) premium-priced cat litter products and under which the Registrant has an exclusive right to supply The Clorox Company's requirements for FRESH STEP(R) coarse cat litter up to certain levels. During fiscal year 2001, the Company signed a new long-term agreement with The Clorox Company, such that the Company will continue to supply The Clorox Company with product. Additionally, during fiscal year 2001, the Company signed a long-term agreement with The Clorox Company to produce JONNY CAT(R) cat litter for the eastern half of the U.S. Production began in the first quarter of fiscal year 2002. The Registrant also has a long-term supply agreement with the Church & Dwight Co., Inc. whereby they are the exclusive manufacturer of the Arm and Hammer SUPER CLAY(TM) cat litter.

      The cat litter market consists of two segments of product, coarse (traditional) and scoopable. Coarse litters are products that have absorbent and odor controlling characteristics. Scoopable litters, in addition to having absorbent and odor controlling characteristics, also have the characteristic of clumping when exposed to moisture, allowing the consumer to dispose of the used portion of the litter selectively. The cat litter market has expanded at a moderate pace in recent years, with the larger portion of the growth coming in the scoopable segment. Introduced in the early 1990's, the scoopable litters have captured a significant percentage of the market measured in retail dollars.

      The overwhelming majority of all cat litter is mineral based; however, over the years various alternative litters have been introduced based on alternative strata such as paper, various agricultural waste products and most recently, silica gels. To date, these products have assumed niche positions within the category.

      In fiscal 1998, the Registrant purchased Salubrious, Inc., a manufacturer of dog biscuits, which was subsequently renamed Phoebe Products Company. During fiscal 2002 most of the Phoebe Products sales were achieved in the high-end private label market. However, branded sales of SMART SNACKS(R) dog treats experienced expanded distribution in fiscal 2002.

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

      The Registrant also produces PERFORM(TM) and SELECT(TM) bleaching clays, which offer performance advances to refiners. The
PERFORM(TM) products, provide increased activity for hard-to-bleach oils. The SELECT(TM) line of products is used earlier in the process stream to remove a variety of impurities from edible oils. SELECT(TM) bleaching clays can also be used to replace the water wash step in the caustic refining of edible oils. Other products include PEL-UNITE PLUSTM and CONDITIONADE(R) pelleting aids used in the manufacturing of animal feeds and POULTRY GUARD(R) litter amendments used in controlling ammonia levels in commercial poultry houses.

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

INDUSTRIAL AND AUTOMOTIVE PRODUCTS

      Products for industrial applications include the Registrant's oil, grease and water sorbents, which are cost effective floor maintenance products that provide a non-slip and nonflammable surface for workers. These products are sold through a wide range of distribution channels and have achieved a high level of brand name recognition. The Registrant distributes clay-based sorbents sold in granular form and in other configurations such as socks. The Registrant also distributes non-clay sorbents including pads and rolls, which are made of polypropylene.

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

PATENTS

      The Registrant has obtained or applied for patents for certain of its processes and products. These patents expire at various times, beginning in 2005. Patented processes and products are not material to the Registrant's overall business.

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

BACKLOG; SEASONALITY

      At July 31, 2002 and 2001, the Registrant's backlog of orders was approximately $2,448,000 and $2,088,000, respectively. The Registrant does not consider its clay sorbent business, taken as a whole, to be seasonal to any material extent. However, certain business activities of certain customers of the Registrant (such as agricultural) are subject to such factors as crop acreage planted and product formulation cycles.


CUSTOMERS

      Sales to Wal-Mart Stores, Inc. accounted for approximately 22% of the Registrant's net sales for the fiscal year ended July 31, 2002. Sales to The Clorox Company accounted for slightly below 10% of the Registrant's net sales for the fiscal year ended July 31, 2002. The Clorox Company and the Registrant are parties to a long-term supply contract. The loss of any other of the Registrant's customers would not have a materially adverse effect on the Registrant.

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

RESERVES

      The Registrant mines sorbent materials, consisting of either montmorillonite, attapulgite or diatomaceous earth on leased or owned land near its manufacturing facilities in Mississippi, Georgia, Illinois and Oregon, and on leased and owned land in Florida (see "Item 2. Properties" below). The Registrant estimates that its proven recoverable reserves of these sorbent materials aggregate approximately 462,940,000 tons. Based on its rate of consumption during the 2002 fiscal year, without regard to reserves in Nevada, the Registrant considers its proven recoverable reserves adequate to supply the Registrant's needs for over 50 years. It is the Registrant's policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. The Registrant has a program of exploration for additional reserves and, although reserves have been acquired, the Registrant cannot assure that such additional reserves will continue to become available. The Registrant's use of these reserves will be subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. Also, requirements for environmental compliance may restrict exploration or use of lands that might otherwise be utilized as a source of reserves. During the fiscal year ended July 31, 2002, the Registrant utilized these reserves to produce substantially all of the sorbent minerals that it sold.

      In 1997, the Registrant acquired rights to mineral reserves on approximately 5,827 acres in Washoe County, Nevada. This acreage is in addition to approximately 415 acres acquired in 1991 in Washoe County, Nevada. The Registrant estimates that there are over 300,000,000 tons of proven reserves of sorbent materials on the combined acreage. Mining and processing these reserves requires the approval of federal, state and local agencies. The Registrant has received federal approval to mine these properties. However, on February 26, 2002, the Washoe County

Commission voted 3 to 2 not to grant Oil-Dri a Special Use
Permit to build the Company's proposed processing plant in Reno, Nevada. The Company has decided not to appeal the Commission's decision. On April 11, 2002, the Company filed suit against the County Commission in Federal District Court in Nevada to recoup damages sustained when it was denied a Special Use Permit to establish a mining operation in Hungry Valley. The suit claims that the County Commission exceeded their statutory authority in denying the Company the opportunity to mine on federal land. The Company expects that the suit will be scheduled for a hearing in early fall.

      During the latter part of the fourth quarter of fiscal 2002, the Company reviewed both properties in Washoe County, Nevada for possible long-term asset impairment. The decision to review the properties was driven by a combination of the February 26, 2002, County Commission decision and the successful completion in June 2002 of a significant geographic distribution change with Wal-Mart. Please refer to Note 2 of the "Notes to Consolidated Financial Statements" for a detailed disclosure of an impairment loss on long-lived assets.

      In 1998, mineral reserves on approximately 738 acres in Tennessee and 759 acres in Illinois were acquired in conjunction with the purchase of Oil-Dri, Mounds Production Company.

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

      Each of the Registrant's processing facilities maintains inventories of unprocessed clay of approximately one week of production requirements.

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

      The following schedule summarizes, for each of the Registrant's manufacturing facilities, the net book value of land and other plant and equipment:

                                                                PLANT AND
                                                         LAND   EQUIPMENT
                                                        ------  ---------
                                                           (IN THOUSANDS)
Ochlocknee, Georgia..................................   $2,579   $12,881
Ripley, Mississippi..................................   $1,522   $ 8,368
Mounds, Illinois.....................................   $  325   $ 7,418
Blue Mountain, Mississippi...........................   $  952   $ 5,736
Christmas Valley, Oregon.............................   $   98   $   246

EMPLOYEES

      As of July 31, 2002, the Registrant employed 779 persons, 72 of whom were employed by the Registrant's foreign subsidiaries. The Registrant's corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 39 of the Registrant's employees in the U.S. and approximately 24 of the Registrant's employees in Canada are represented by labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered satisfactory.

ENVIRONMENTAL COMPLIANCE

      The Registrant's mining and manufacturing operations and facilities in Georgia, Mississippi, Oregon and Illinois are required to comply with state surface mining statutes and various federal, state and local statutes, regulations and ordinances which govern the discharge of materials, water and waste into the environment and restrict mining on "wetlands" or otherwise regulate the Registrant's operations. In recent years, environmental regulation has grown increasingly stringent, a trend that the Registrant expects will continue. The Registrant endeavors to stay in substantial compliance with applicable environmental controls and regulations and to work with regulators to correct any deficiency. As a result, expenditures relating to environmental compliance have increased over the years; however, these expenditures have not been material. The Registrant continues, and will continue, to incur costs in connection with reclaiming exhausted mining sites. The costs of reclamation have not had a material effect on its mining costs. These costs are treated as part of the Registrant's mining expense.

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

ENERGY

      The Registrant uses coal, natural gas and recycled fuel oil as permitted for energy sources in the processing of its clay products. In prior years and again in 2002, the Registrant has switched from natural gas to other energy sources during certain months due to seasonal unavailability and the higher cost of natural gas relative to other fuels. See Item 7a. with respect to the use of forward contracts.

RESEARCH AND DEVELOPMENT

      At the Registrant's research facility, the research and development staff develops new products and applications and improves existing products. The staff and various consultants consist of geologists, mineralogists and chemists. In the past several years, the Registrant's research efforts have resulted in a number of new sorbent products and processes including PELUNITE
PLUS(TM), PURE-FLO(R) Supreme, PURE-FLO(R) B80, B81, PERFORM(TM), SELECT(TM) and POULTRY GUARD(TM) absorbents, and CAT'S PRIDE(R) Scoopable and
LASTING PRIDE(R) cat litters. The technical center produces prototype samples and tests new products for customer trial and evaluation.

      The Registrant spent approximately $1,955,000, $1,953,000 and $1,951,000 during its fiscal years ended July 31, 2002, 2001 and 2000, respectively, for research and development. None of such research and development was customer sponsored, and all research and development costs are expensed in the year in which incurred.

ITEM 2.  PROPERTIES

      The Registrant's properties are generally described below:

                        Land Holdings & Mineral Reserves

                                Land                Proven   Probable
               Land   Land   Unpatented            Reserves  Reserves     Total
                Owned Leased   Claims     Total    (000s of  (000s of  (000s of
               (acres)(acres)  (acres)   (acres)     tons)     tons)      tons)
                -----  -----    -----     ------    -------    -------  -------
Florida........   341     --       --        341      1,062        928    1,990
Georgia........ 1,884  1,556       --      3,440     28,081     10,424   38,505
Illinois.......   161    598       --        759      7,572      4,000   11,572
Mississippi.... 2,181    978       --      3,159    115,134    110,064  225,198
Nevada.........   535     --    5,827      6,362    306,830    248,874  555,704
Oregon.........   405     --      100        505         11        292      303
Tennessee......   738     --       --        738      4,250      4,250    8,500
                -----  -----    -----     ------    -------    -------  -------
                6,245  3,132    5,927     15,304    462,940    378,832  841,772
                =====  =====    =====     ======    =======    =======  =======

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

      The Registrant's mining operations are conducted on leased or owned land and, in Oregon, unpatented mining claims. The Georgia, Illinois and Mississippi mining leases, with expiration dates ranging from 2005 to 2053, none of the lease expirations are material, but they generally require that the Registrant pay a minimum monthly rental to continue the lease term. This rental payment is applied against a royalty related to the number of unprocessed, or in some cases processed, tons of mineral extracted from the leased property.

      Of the Registrant's total reserves, certain claims in Nevada and Oregon are unpatented mining claims leased by the Registrant, on which the Registrant has the right to conduct mining activities. The validity of title to unpatented mining claims is dependent upon numerous factual matters. The Registrant believes the unpatented mining claims it leases are in compliance with all applicable federal, state and local mining laws, rules and regulations. In fiscal 2000, the Bureau of Land Management determined that the Registrant's claim on certain Nevada properties are locatable in nature. This ruling has the effect of perfecting the Registrant's right to mine these claims. However, with respect to Nevada, see Note 2 of the "Notes to Consolidated Financial Statements." In the past, members of Congress and the executive branch of the federal government have proposed amendments to existing federal mining laws. These amendments could have a prospective effect on mining operations on federal lands and include, among other changes, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of the Registrant's unpatented claims may become uneconomic. The Registrant cannot predict the form that any such amendments might take or whether or when such amendments might be adopted.

      The Registrant operates manufacturing facilities at Ripley, Mississippi; Ochlocknee, Georgia; Christmas Valley, Oregon; Blue Mountain, Mississippi and Mounds, Illinois; production and packaging plants at Laval, Quebec, Canada and Wisbech, United Kingdom; a non-clay sorbents processing and warehousing facility in Alpharetta, Georgia; and a dog biscuit manufacturing plant in Kiel, Wisconsin. The Registrant's facilities at Ripley, Mississippi; Ochlocknee, Georgia; Christmas Valley, Oregon; Mounds, Illinois; Alpharetta, Georgia; Laval, Quebec, Canada and Wisbech, United Kingdom are wholly owned by the Registrant and the Registrant's facility at Blue Mountain, Mississippi is owned in part by the Registrant, with the balance leased as hereinafter described. The Registrant is a party to leases that relate to certain plant acquisition and expansion projects at the Registrant's facility at Blue Mountain, Mississippi. The Blue Mountain, Mississippi lease was entered into with the Town of Blue Mountain, Mississippi in 1988 in connection with the issuance by the Town of $7,500,000 in aggregate principal amount of industrial revenue bonds ($5,000,000 of which has been subsequently retired), full payment of which is guaranteed by the Registrant. Upon expiration of the leases in 2008, a subsidiary of the Registrant has the right to purchase the leased property for $100 upon full payment of the bonds. The land on which the manufacturing facility at Wisbech, United Kingdom is located is leased pursuant to a long-term lease arrangement with the Port Authority of Wisbech, which expires in 2032. The facilities in Alpharetta, Georgia and Kiel, Wisconsin are leased.

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

      All of the Registrant's foreign facilities are owned and consist of related steel-framed, sheet steel covered or brick buildings of various heights, with concrete floors and storage tanks. The buildings occupy 22,500 square feet at Laval, Quebec, Canada and 66,850 square feet at Wisbech, United Kingdom.

      The Registrant's research and development facility is located on owned land in Vernon Hills, Illinois and consists of brick buildings of approximately 19,100 square feet, including a pilot plant facility.

      The Registrant's principal office, consisting of approximately 20,000 square feet in Chicago, Illinois, is presently occupied under a lease expiring on June 30, 2018.

ITEM 3.  LEGAL PROCEEDINGS

      On February 26, 2002, the Washoe County Commission voted 3 to 2 not to grant Oil-Dri a Special Use Permit to build the Company's proposed processing plant in Reno, Nevada. The Company has decided not to appeal the Commission's decision. On April
11, 2002, the Company filed suit against the County Commission in Federal District Court in Nevada to recoup damages sustained when it was denied a Special Use Permit to establish a mining operation in Hungry Valley. The Suit claims that the County Commission exceeded their statutory authority in denying the Company the opportunity to mine on federal land. The Company expects that the suit will be scheduled for a hearing in early fall.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 401(B) OF REGULATION S-K. EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table gives certain information with respect to the Executive Officers of the Registrant.

                         PRINCIPAL OCCUPATION
NAME(1)                   FOR LAST FIVE YEARS                       AGE
Daniel S. Jaffee(1)...  President and Chief Executive Officer of      38
                        the Registrant.


Richard V. Hardin(2)..  Group Vice-President of Technology of the     63
                        Registrant.

Eugene W. Kiesel......  Vice-President of Specialty Products Group    45
                        of the Registrant.

Wade R. Bradley.......  Vice-President of Global Consumer Products    42
                        of the Registrant; Vice-President,
                        Industrial & Automotive Products Group
                        from December 1998 to June 2000; General
                        Manager, Industrial & Automotive Products
                        Group from June 1995 to December 1998.

Thomas F. Cofsky(2)...  Vice-President of Manufacturing and           41
                        Logistics of the Registrant; Vice-President
                        of Logistics, Quality & Service from
                        February 1996 to June 1999.

Jeffrey M. Libert.....  Vice-President & Chief Financial Officer of   36
                        the Registrant Vice-President of Corporate
                        Development and Planning from June 1998
                        to April 2000; Manager of Production
                        Planning from August 1995 to June 1998.

Robert L. Vetere......  Vice-President of Administration, General     53
                        Counsel and Secretary of the Registrant
                        until October 1, 2002, when he resigned
                        his employment; Vice-President Legal and
                        General Counsel of the Registrant from
                        June 1999 to November 2000; Secretary of
                        the Registrant since December
                        1999; Associate General Counsel and
                        Director of Government Relations
                        of First Brands Corporation from April 1996
                        to April 1999.

Steven M. Azzarello...  Vice-President of new Product Development     43
                        of the Registrant; Vice President of Sales
                        and Marketing for the Americas of the
                        Registrant from September 2000 to May 2002;
                        General Sales Manager for the Americas of
                        the Registrant from January 2000 to
                        September 2000: Commercial Director, Latin
                        America of the Registrant from September
                        1999 to January 2000; Regional Sales Manager,
                        Specialty Products of the Registrant from
                        August 1993 to September 1999.

      The term of each executive officer expires at the 2002
Annual Meeting of the Stockholders and when his successor is elected and qualified.

----------------------

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

      Information concerning stock prices and dividends with regard to the Common Stock of the Registrant, which is traded on the New York Stock Exchange, and information concerning dividends with regard to the Class B Stock of the Registrant, for which there is no established public trading market, is contained in
Note 13 of the "Notes to Consolidated Financial Statements," incorporated herein by reference. No shares of Class A common stock are outstanding. The Registrant's 1993 Note Agreement with Teachers Insurance and Annuity Association and Connecticut General Life Insurance Company and the Registrant's Credit Agreement with Harris Trust and Savings Bank dated January 29, 1999 require that certain minimum net worth and tangible net worth levels are to be maintained. To the extent that these balances are not attained, the Registrant's ability to pay dividends may be impaired. See Note 4 of "Notes to Consolidated Financial Statements," incorporated herein by reference. Information concerning a private placement of $25,000,000 in principal amount of notes in April 1998 is incorporated herein by reference to Note 4 of the "Notes to the Consolidated Financial Statements." The notes were sold in reliance on the exemption from registration under the Securities Act of 1933 contained in
Section 4(2) thereof, based on the fact that they were privately sold in their entirety to two financial institutions.

ITEM 6.  SELECTED FINANCIAL DATA

                   TEN YEAR SUMMARY OF FINANCIAL DATA

                                            2002     2001      2000       1999
                                            ----     ----      ----       ----
                                     (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
Summary of Operations...............
Net Sales(1)........................    $162,345  $160,669  $164,044   $163,888
Cost of Sales(1)....................     131,265   131,804   127,434    121,230
                                        --------  --------  --------   --------
Gross Profit(1).....................      31,080    28,865    36,610     42,658
Non-recurring Fee...................          --     4,278        --         --
Loss on Impaired Long-Lived Assets..      (3,213)       --        --         --
Selling, General and
  Administrative Expenses(1)........     (27,878)  (28,977)  (29,617)   (30,907)
Restructuring and Special Charges...          --        --    (1,239)        --
                                        --------  --------  --------   --------
(Loss) Income from Operations.......         (11)    4,166     5,754     11,751
                                        --------  --------  --------   --------
Other Income (Expense)
  Interest Income...................         295       235       206        480
  Interest Expense..................      (2,575)   (2,916)   (3,185)    (3,185)
  Foreign Exchange (Losses) Gains...        (133)     (228)     (173)      (124)
  Gain on the Sale of Mineral
    Rights..........................         769        --        --         --
  Other, Net........................          96       212       446      1,114
                                        --------  --------  --------   --------
    Total Other Expense, Net........      (1,548)   (2,697)   (2,706)    (1,715)
                                        --------  --------  --------   --------
Income before Income Taxes..........      (1,559)    1,469     3,048     10,036
Income Taxes........................        (465)      556       821      2,860
                                        --------  --------  --------   --------
Net (Loss) Income...................    $ (1,094) $    913  $  2,227   $  7,176
                                        ========  ========  ========   ========
Average Shares Outstanding
  Basic.............................      5,614     5,613      5,647      5,827
  Dilutive..........................      5,671     5,613      5,677      5,996
Net (Loss) Income per Share
  Basic.............................    $ (0.19)  $  0.16   $   0.39   $   1.23
  Dilutive..........................    $ (0.19)  $  0.16   $   0.39   $   1.20
Important Highlights
  Total Assets......................    $125,035  $130,524  $132,844   $133,750
  Long-Term Debt....................    $ 31,400  $ 34,256  $ 39,434   $ 38,150
  Working Capital...................    $ 37,652  $ 36,100  $ 38,875   $ 37,141
  Working Capital Ratio.............         2.9       2.8       3.6        3.3
  Book Value per Share..............    $  12.30  $  12.80  $  13.01   $  13.00
  Dividends Declared................    $  1,894  $  1,892  $  1,900   $  1,904
  Capital Expenditures..............    $  4,096  $  5,609  $  6,001   $  8,495
  Depreciation and Amortization.....    $  8,785  $  9,089  $  9,099   $  8,497
  Operating Cash Flows, less
    Capital Expenditures............    $ 14,399  $  9,840  $    (42)  $  1,170
  Long-Term Debt to Total Capital...        31.3%     32.3%     35.1%      33.9%
  Net (Loss) Income as a
    Percent of Sales................        (0.7)%     0.6%      1.4%       4.4%
  Return on Average
    Stockholders' Equity............        (1.6)%     1.3%      3.0%       9.8%
  Gross Profit as a Percent of
    Net Sales.......................        19.1%     18.0%     22.3%      26.0%
  Operating Expenses as a
    Percent of Net Sales............        19.2%     15.4%     18.8%      18.9%

 ----------------------

 (1)Net Sales, Gross Profit and Selling, General and Administrative Expenses have been reclassified to reflect the direction provided by EITF 00-25, EITF 00-22 and EITF 00-14 as described in Footnote
 1. The reclassification for EITF 00-14 was done for all years presented. The reclassification for EITF 00-25 and 00-22 was done for fiscal years 2001-1995.


                           YEAR ENDED JULY 31
                           ------------------
    1998          1997         1996         1995       1994        1993
  --------     --------      --------     --------   --------    --------
  $152,194     $148,895      $144,210     $148,861   $146,147    $139,558
   111,990      109,906       108,997      109,288    103,457      98,369
  --------     --------      --------     --------   --------    --------
    40,204       38,989        35,213       39,573     42,690      41,189
        --           --            --           --        --           --
        --           --            --           --        --           --

   (28,646)     (28,320)      (28,309)     (26,863)   (28,394)    (27,272)
    (3,129)          --          (921)          --        --           --
  --------     --------      --------     --------   --------    --------
     8,429       10,669         5,983       12,710     14,296      13,917
  --------     --------      --------     --------   --------    --------

       491          637           587          448        441         452
    (2,049)      (1,775)       (1,917)      (1,921)    (1,752)     (1,729)
      (146)          --            (7)          (5)         3         (88)

        --           --            --           --         --          --
      (119)         (17)          137          (84)       171        (298)
  --------     --------      --------     --------   --------    --------
    (1,823)      (1,155)       (1,200)      (1,562)    (1,137)     (1,663)
  --------     --------      --------     --------   --------    --------
     6,606        9,514         4,783       11,148     13,159      12,254
     1,883        2,721         1,409        3,145      3,307       2,834
  --------     --------      --------     --------   --------    --------
  $  4,723     $  6,793      $  3,374     $  8,003   $  9,852    $  9,420
  ========     ========      ========     ========   ========    ========

     6,125        6,596         6,806        6,932      6,990       6,995
     6,165        6,599         6,807        6,936      7,011       7,031

  $   0.77     $   1.03      $   0.50     $   1.15   $   1.41    $   1.35
  $   0.77     $   1.03      $   0.50     $   1.15   $   1.41    $   1.34

  $134,215     $114,558      $117,693     $116,988   $112,267    $102,117
  $ 39,976     $ 17,052      $ 18,978     $ 20,422   $ 21,521    $ 17,766
  $ 36,283     $ 31,165      $ 30,399     $ 33,074   $ 29,337    $ 26,043
       3.1          3.0           2.7          3.1        3.0         2.7
  $  12.15     $  12.03      $  11.46     $  11.35   $  10.51    $   9.50
  $  1,808     $  1,936      $  2,022     $  2,047   $  1,807    $  1,679
  $  6,496     $  5,395      $  7,184     $  7,032   $ 13,559    $  9,158
  $  7,832     $  7,587      $  7,926     $  7,808   $  6,798    $  5,835

  $    125     $  8,208      $  5,941     $  5,445   $ (3,335)   $  5,080
      35.8%        18.1%         19.7%        20.7%      22.8%       21.1%

       3.1%         4.6%          2.3%         5.4%       6.7%        6.7%

       6.3%         8.8%          4.3%        10.6%      14.1%       14.9%

      26.4%        26.2%         24.4%        26.6%      29.2%       29.5%

      20.9%        19.0%         20.3%        18.0%      19.4%       19.5%

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FISCAL 2002 COMPARED TO FISCAL 2001

      Consolidated net sales for the year ended July 31, 2002, were $162,345,000, an increase of 1.0% from net sales of $160,669,000 in fiscal 2001. The fiscal year sales reflect the reclassification described in Note 1 of the "Notes to
Consolidated Financial Statements" for the various new accounting pronouncements. The improvement was due to a sales increase reported by all of the business segments. Basic and diluted income per share was a loss of $0.19, versus basic and diluted net income per share of $0.16 in fiscal 2001. The loss was driven by a $3,213,000 pre-tax write-off associated with a loss on impaired long-lived assets. Partially offsetting this loss were increased sales, a pre-tax gain of $937,000 on a land sale and the sale of mineral rights, and positive trends in selling, general & administrative expenses, interest income and interest expense. Energy costs were stable during the year. The
Company's overall sales mix showed a small negative impact in fiscal 2002. The Consumer segment's negative mix factors were offset in large part by the other segments. Driving the fiscal 2001 income was a non-recurring fee of $4,278,000, which was partially offset by $920,000 of charges covering developmental costs and several capital asset programs that the Company no
longer intended to pursue in their original form.   See Note 2 of
the "Notes to Consolidated Financial Statements" for a discussion of the loss on impaired long-lived assets; gain on the sale of mineral rights and the 2001 non-recurring fee.

      Net sales for the Consumer Products segment for fiscal 2002 were $101,042,000, an increase of 0.3% from net sales of $100,728,000 in fiscal 2001. Increased sales of private label cat litter, dog treats and co-manufactured cat litter items offset the lower sales of branded clay and paper cat litters. Consumer Products' operating income increased 35.3% from $7,522,000 in fiscal 2001 to $10,175,000 in fiscal 2002. This increase was due to better expense control in the selling, administrative and advertising areas, improved sales of the dog treat items, offset partially by reduced product pricing in the co-manufacturing area and mix weakness in our branded product area.

      Net sales of the Specialty Products Group for fiscal 2002 were $24,499,000, an increase of 3.5% from net sales of $23,678,000 in fiscal 2001. The major change was seen in an $800,000 increase in sales to Latin America, with CONDITIONADE(R) and various bleaching clays all experiencing increases. The balance of the marketing areas remained relatively flat compared to fiscal 2001. Operating income for the Specialty Products segment increased 74.6% from $2,451,000 in fiscal 2001 to $4,280,000 in fiscal 2002. The increase was due to sales growth in the Latin American market, selling price increases in our animal health business, the cessation of the unprofitable Rheological products business and improved profitability in some
of the bleaching earth products.   The exchange rate fluctuations
seen between the Euro and the Dollar had a minimal impact on the Company's marketing to European customers.

      Net sales of the Crop Production and Horticultural Products segment for fiscal 2002 were $17,154,000, an increase of 2.8% from net sales of $16,691,000 in fiscal 2001. This increase is due to increased sales of SOILMASTER(R) sports field conditioners and TERRA-GREEN(R) soil conditioner. Crop Production and Horticultural Products operating income increased 53.1 % from $1,535,000 in fiscal 2001 to $2,350,000 in fiscal 2002. The increase was due to increased selling prices and decreased selling expenses.

      Net sales of the Industrial and Automotive Products segment for fiscal year 2002 were $19,650,000, an increase of 0.4% from net sales of $19,572,000 in fiscal 2001. A 29% or approximately $1,000,000 sales increase of Lites(R) products and general price increases were offset by lower volumes of clay products. Industrial and Automotive Products' operating income increased from a loss of $389,000 in fiscal 2001 to a gain of $18,000 in fiscal 2002. The selling price increases accounted for much of this change.

      Consolidated gross profit as a percentage of net sales for fiscal 2002 increased to 19.1% from 18.0% in fiscal 2001. The year-to-date gross profit reflects the reclassifications described in Note 1 of the "Notes to Consolidated Financial Statements" for the various new accounting pronouncements. This increase was due to several factors. The Specialty segment contributed additional gross profit from the growth in the Latin American sales, selling price increases in our animal health business, the discontinuation of the unprofitable Rheological products business and improved profitability in some of the
bleaching earth products.   The Industrial and Crop Production
segments helped the gross profit picture with price increases. Finally, the Company saw solid growth in the Consumer segment's dog treat business. Offsetting some of the positive was the continued decline of the coarse litter branded business in the Consumer segment, a reduction of the selling prices in the co-manufactured products business and a $175,000 increase in our obsolescence reserve primarily for product sold by our Consumer Products Group.

      Operating expenses as a percentage of net sales increased to 19.2% for fiscal 2002 from 15.4% in fiscal 2001. Excluding the loss on impaired assets in fiscal 2002 and non-recurring fee in fiscal 2001, operating expenses for fiscal 2002 would have been 17.2% and 18.0% in fiscal 2001. Reductions in trade and advertising spending in the Consumer segment were key contributors to the adjusted value of 17.2% for fiscal 2002.

      Fiscal 2002 interest expense was down $341,000 from fiscal 2001. Long-term debt was reduced by approximately $2,156,000 during the year. At July 31, 2002 and 2001, the Company did not have any outstanding borrowing against the revolving line of credit.

      Fiscal 2002 interest income was up $60,000 from fiscal 2001.

      The Company's effective tax rate was 29.8 % of income before tax in fiscal 2002 and 37.9% in fiscal 2001. See Note 5 in the Notes to the Consolidated Financial Statements for the principal reasons for the decrease.

      Total assets of the Company decreased $5,489,000 or 4.2% during the year ended July 31, 2002. Current assets increased $1,802,000 from fiscal 2001 year-end balances primarily due to increased cash and cash equivalents and investments in Treasury securities, offset by decreased accounts receivable and inventories. Property, plant and equipment, net of accumulated depreciation, decreased $7,414,000 during the year. A significant part of this reduction was caused by the impairment loss. However, the fact that depreciation expense continued to exceed capital expenditures also played a key part in the reduction.

      Total liabilities decreased $2,714,000 or 4.6% during fiscal 2002. A majority of the decrease was reported in non-current notes payable. However, accrued freight expense, accounts payable and accrued trade promotions and advertising also decreased. Increases occurred in current maturities on notes payable and accrued wages and salaries expense. Current liabilities increased $250,000 or 1.3% from July 31, 2001 balances.

EXPECTATIONS

      The Company anticipates that 2003 sales should be down 4% to 7% compared to fiscal 2002. The impact of the Company's decision to restructure its private label supply arrangement with Wal-Mart will reduce sales, but should increase profits. Additional sales reductions may occur due to continued product and geographical rationalization. During the second half of fiscal 2003, the Company's overburden removal cost at its Georgia facility should return to more historical levels, positively impacting profitability. However, because of the uncertainties of the general economy the Company believes it is prudent to forecast the Company's fully diluted earnings per share in a broad range of $0.20 to $0.40 per diluted share for fiscal 2003.


LIQUIDITY AND CAPITAL RESOURCES

      The current ratio of 2.9:1 at July 31, 2002 increased from the 2.8:1 at July 31, 2001. Working capital increased $1,552,000 during fiscal 2002 to $37,652,000, primarily due to higher cash and cash equivalents, investments in Treasury securities and accrued trade promotions and accounts payable. This increase was partially offset by lower inventories, trade receivables and increased accrued wages and salaries and current maturities of notes payable. During fiscal 2002, the balances of cash, cash equivalents, investment in Treasury and general securities increased $10,535,000 to $16,236,000.

      Cash provided by operating activities was used to fund capital expenditures of $4,096,000, payments on long-term debt of $2,156,000 and dividend payments of $1,894,000. Total cash and investment balances held by the Company's foreign subsidiaries at July 31, 2002 and July 31, 2001 were $2,187,000 and $2,241,000, respectively.

      Accounts receivable, less allowance for doubtful accounts, decreased 11.8% during fiscal 2002. Days outstanding receivables decreased from 60.7 at July 31, 2001 to 50.4 at July 31, 2002 due to reductions in outstanding trade deductions. During fiscal 2002, the Company experienced a $267,000 increase in its bad debts expense from $142,000 in fiscal 2001 to $409,000 in fiscal 2002. This increase was driven by bankruptcies of several customers of our Consumer Products Group.

      The Company maintains policies and practices to monitor the creditworthiness of its customers. Such policies include maintenance of a list of customers whose creditworthiness merits special monitoring. The total balance of accounts receivable for accounts on that list represents 7.8% of the Company's outstanding receivables. Also, during fiscal 2002, the Company settled a lawsuit with The Fleming Companies, Inc. related to outstanding receivables, deductions and inventory on terms that were satisfactory to both parties.

      In July 2002, the Teachers Insurance and Annuity Association 1993 and 1998 note agreements were amended to modify the fixed charge covenant ratio for periods beginning May 1, 2002, as follows: (i) for the period May 1, 2002 through July 31, 2002 the ratio test was waived by the noteholders; (ii) for the periods ending August 1, 2002 through January 31, 2002 to 1.00 to 1.00;
(iii) for the periods ending February 1, 2003 through October 31, 2003 to 1.25 to 1.00; (iv) and for the periods ending November 1, 2003 and thereafter to 1.50 to 1.00. Also, for any fiscal quarter ending on or after July 31, 2002 an additional interest charge of 0.25% is imposed if the fixed charge coverage ratio is less than 1.25 to 1.00 for the quarter ended July 31, 2002 and
1.50 to 1.00 for periods thereafter. Finally, the definition of Consolidated Net Income was also amended for covenant compliance purposes to exclude non-cash charges incurred by the Company on or before July 31, 2003, relating to the write-off of the Company's equity investments in the Washoe County, Nevada projects and other costs associated with the possible write-off of a western production facility. Please see Note 2, "Notes to Consolidated Financial Statements" for a description of a write-down totaling $3,213,000 in 2002. The aggregate amount of these write-offs cannot be in excess of $4,700,000. No decision has been taken at this time regarding the possible write-off of the western production facility.

      Liquidity needs have been, and are expected to be, met through internally generated funds and, to the extent needed, borrowings under the Company's revolving credit facility with Harris Trust and Savings. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit the Company's ability to incur additional indebtedness, to acquire, build or dispose of assets and to pay dividends.

      The Company believes that cash flow from operations and availability under its revolving credit facility will provide adequate funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations. However, should new facility construction or acquisition occur, it is possible that additional borrowings of a long-term nature will be required outside the existing credit facility.

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

RESULTS OF OPERATIONS
FISCAL 2001 COMPARED TO FISCAL 2000

      Consolidated net sales for the year ended July 31, 2001, were $160,669,000, a decrease of 2.1% from net sales of $164,044,000 in fiscal 2000. The fiscal year sales reflect the reclassification described in Note 1 of the "Consolidated Notes to Financial Statements" for the various new accounting pronouncements. This decline was due to decreased sales in the Consumer Products and the Specialty Products segments, partially offset by increased sales in the Crop Production and Horticultural Products and Industrial Products segments. Basic and diluted net income per share was $0.16 for fiscal 2001, versus basic and diluted net income per share of $0.39 in fiscal 2000. This decrease was due to lower sales, an unfavorable product mix in our Consumer Products Group, a significant increase ($3,100,000) in energy costs used in the Company's manufacturing processes, increased mining costs, unfavorable foreign exchange rate fluctuations and competitive activities which negatively impacted our Specialty Products Group. Positively impacting earnings was a non-recurring fee of $4,278,000, which resulted from the early termination of a supply agreement.

      Net sales for the Consumer Products segment for fiscal 2001 were $100,728,000, a decrease of 3.6% from net sales of $104,539,000 in fiscal 2000. Increased sales of private label product to both grocery and mass merchandisers was overshadowed by lower sales of branded clay and paper cat litter and contract-manufactured cat litter. Consumer Products' operating income declined 44.0% from $13,432,000 in fiscal 2000 to $7,522,000 in fiscal 2001. This decline was due to significant increases in energy costs used in the Company's manufacturing processes, reduced paper litter sales, competitive activities, unfavorable product mix, reduced co-packaged cat litter sales and increased material costs in our Canadian operation.

      Net sales of Specialty Products Group for fiscal 2001 were $23,678,000, a decrease of 5.0% from net sales of $24,919,000 in fiscal 2000. While North American and Latin American sales of
PURE FLO(R) bleaching clays remained flat compared to fiscal 2000 levels, European sales, specifically by the Company's United
Kingdom subsidiary, decreased. Export sales were hampered by the relative strength of the U.S. dollar versus other currencies, particularly the Euro. Also, the Specialty Products Group lost a key European customer late in fiscal 2000. Highlights for this area were increased sales of ULTRA CLEAR(R) and SELECT(TM) products. Operating income for the Specialty Products segment decreased
38.0% from $3,951,000 in fiscal 2000 to $2,451,000 in fiscal
2001. This decrease was due to higher fuel costs, competitive activities and unfavorable exchange rate fluctuations.

      Fiscal year 2000 net sales and operating income reflect a reclassification of $2,250,000 and $(346,000), respectively, for Animal Health and Nutrition products and customers moved from the Crop Production and Horticultural Products segment to the Specialty Products segment.

      Net sales of the Crop Production and Horticultural Products segment for fiscal 2001 were $16,691,000, an increase of 4.7% from net sales of $15,949,000 in fiscal 2000. This increase is due to increased sales of SOILMASTER(R) sports field conditioners. Crop Production and Horticultural Products operating income increased 3.0% from $1,491,000 in fiscal 2000 to $1,535,000 in fiscal 2001, due to the increased the increased volume of the sports field products and increased pricing of agricultural and sports field products.

      Net sales of the Industrial and Automotive Products segment for fiscal year 2001 were $19,572,000, an increase of 5.0% from net sales of $18,637,000 in fiscal 2000 due to increased sales of Lites products and general price increases instituted during the year. Industrial and Automotive Products' operating income decreased from a gain of $188,000 in fiscal 2000 to a loss of $389,000 in fiscal 2001 due to increased energy costs in our manufacturing processes, offset partially by the increase in sales and pricing discussed above.

      Consolidated gross profit as a percentage of net sales for fiscal 2001 decreased to 18.0% from 22.3% in fiscal 2000. The fiscal year gross profit reflects the reclassification described in Note 1 of the "Consolidated Notes to Financial Statements" for the various new accounting pronouncements. This decline was due to an unfavorable sales mix in the Consumer Products, reduction of contract-manufactured sales, reduced export profitability due to unfavorable exchange rate fluctuation, competitive activities, mining costs and a significant increase ($3,100,000) in our energy costs associated with our manufacturing processes.

      Operating expenses as a percentage of net sales decreased to 15.4% for fiscal 2001 from 18.8% in fiscal 2000. Excluding the restructuring charge recorded in the second quarter of fiscal 2000, operating expenses as a percentage of net sales were 18.1%. The two other major factors, which positively impacted operating expenses, were the non-recurring fee income and a reduction in discretionary incentive compensation.

      Fiscal 2001 interest expense was down $269,000 from fiscal 2000. Long-term debt was reduced by approximately $4,800,000 during the year. At July 31, 2001, the Company did not have any outstanding borrowing against the revolving line of credit. At July 31, 2000 the outstanding borrowings were $3,020,000.

      Interest income increased slightly from fiscal 2000.

      The Company's effective tax rate was 37.9% of income before tax in fiscal 2001 and 26.9% in fiscal 2000. See Note 5 in the Notes to the Consolidated Financial Statements for the principal reasons for the increase.

      Total assets of the Company decreased $2,320,000 or 1.7% during the year ended July 31, 2001. Current assets increased $1,783,000 from fiscal 2000 year-end balances primarily due to increased cash and cash equivalents and prepaid overburden, offset by decreased inventories and prepaid expenses. Property, plant and equipment, net of accumulated depreciation, decreased $3,576,000 during the year as depreciation expense exceeded capital expenditures.

      Total liabilities decreased $1,202,000 or 2.0% during the year due primarily to decreased non-current notes payable balances, partially offset by increased trade payables and accrued trade promotion and advertising balances. Current liabilities increased $4,558,000 or 30.2% from July 31, 2000 balances, due to the increased trade payables and accruals stated above.

FOREIGN OPERATIONS

      Net sales by the Company's foreign subsidiaries during fiscal 2002 were $10,754,000 or 6.6% of total Company sales. This represents a decrease of 1.4% from fiscal 2001 in which foreign subsidiary sales were $10,908,000 or 6.8% of total Company sales. Net gain of the foreign subsidiaries for fiscal 2002 was $93,000, a significant increase from net loss of $325,000 in fiscal 2001. Much of the improvement was driven by the Company's Canadian operations through price increases and lower material costs. Identifiable assets of the Company's foreign subsidiaries as of July 31, 2002 were $9,542,000, a decrease of $267,000 from $9,809,000 as of July 31, 2001. The single largest contributor to this decrease was the reduction of goodwill, associated with fiscal 2002 normal amortization.

      Net sales by the Company's foreign subsidiaries during fiscal 2001 were $10,908,000 or 6.8% of total Company sales. This represents a decrease of 12.3% from fiscal 2000 in which foreign subsidiary sales were $12,433,000 or 7.6% of total Company sales. This decrease is due to lower sales of Specialty products in the United Kingdom. Net loss of the foreign subsidiaries for fiscal 2001 was $325,000, a significant increase from the net loss of $27,000 in Fiscal 2000. The increased loss was primarily due to lower gross profit in Canada, which was caused by higher material and transportation costs and the loss of a key customer and foreign currency issues in the United Kingdom. Identifiable assets of the Company's foreign subsidiaries as of July 31, 2001 were $9,809,000, a decrease of $274,000 from $10,083,000 as of
July 31, 2000.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

      The Company did not have any derivative financial instruments as of July 31, 2002. However, the Company is exposed to interest rate risk. The Company employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short-term investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.

      The Company is exposed to commodity price risk with respect to natural gas. The Company has contracted for a significant portion of its fuel needs for fiscal 2003 using forward purchase contracts to manage the volatility related to this exposure. No contracts were entered into for speculative purposes. These contracts will reduce the volatility in fuel prices, and the weighted average cost of these contracts have been estimated to be approximately 17% lower than the contracts for fiscal 2002.

      The table below provides information about the Company's natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the table presents the notional amounts in MMBtu's, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2003. The Fair Value was determined using the "Most Recent Settle" price for the "Henry Hub Natural Gas" option contract prices as listed by the New York Mercantile Exchange on September 27, 2002.

-------------------------------------------------------------------
                   COMMODITY PRICE SENSITIVITY
                   NATURAL GAS FUTURE CONTRACTS
                FOR THE YEAR ENDING JULY 31, 2003
-------------------------------------------------------------------
                                         Expected 2003        Fair
                                              Maturity       Value
-------------------------------------------------------------------
Natural Gas Future Volumes (MMBtu's)         645,000

Weighted Average Price(Per MMBtu)            $3.82

Contract Amount ($ U.S., in thousands)       $2,462.9     $2,480.4

-------------------------------------------------------------------

      Factors which could influence the fair value of the natural gas contracts, include, but are not limited to, the overall general economy, developments in world events, the general demand of natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world.
Some of these same events have allowed the Company to mitigate the impact of the natural gas contracts, by the continued and in some cases expanded use of recycled oil in our manufacturing processes. Accurate estimates of the impact that these contracts may have on the Company's fiscal 2003 financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     CONSOLIDATED BALANCE SHEETS

                                                       July 31,
                                                ---------------------
                   ASSETS                         2002         2001
                                                --------    ---------
                                             (IN THOUSANDS OF DOLLARS)
CURRENT ASSETS
  Cash and cash equivalents..............      $  7,154       $  4,444
  Investment in Treasury securities......         7,807             --
  Investment securities..................         1,275          1,257
  Accounts receivable, less allowance of
    $392 in 2002 and $455 in 2001........        21,415         24,267
  Other receivables......................         1,025          2,497
  Inventories............................        11,798         15,445
  Prepaid overburden removal expense.....         3,678          3,797
  Prepaid expenses.......................         3,392          4,035
                                               --------       --------
               Total Current Assets......        57,544         55,742
                                               --------       --------
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Buildings and leasehold improvements...        22,008         21,647
  Machinery and equipment................        91,943         92,037
  Office furniture and equipment.........         9,930          9,994
  Vehicles...............................         4,511          4,889
                                               --------       --------
                                                128,392        128,567
  Less accumulated depreciation and
    amortization.........................       (88,684)       (83,694)
                                               --------       --------
                                                 39,708         44,873
  Construction in progress...............         1,797          3,430
  Land...................................         7,117          7,733
                                               --------       --------
               Total Property, Plant and
               Equipment, Net............        48,622         56,036
                                               --------       --------
OTHER ASSETS
  Goodwill and intangibles (Net of
    accumulated amortization of $4,272
    in 2002 and $3,569 in 2001)..........         9,388          9,691
  Deferred income taxes..................         3,972          3,155
  Other..................................         5,509          5,900
                                               --------       --------
               Total Other Assets........        18,869         18,746
                                               --------       --------
  Total Assets...........................      $125,035      $130,524
                                               ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                       July 31,
                                                ---------------------
                                                  2002         2001
                                                --------    ---------
                                             (IN THOUSANDS OF DOLLARS)

   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of notes payable.........  $  2,850       $  2,150
  Accounts payable............................     5,121          5,791
  Dividends payable...........................       473            473
  Accrued expenses
    Salaries, wages and commissions...........     3,722          1,524
    Trade promotions and advertising..........     2,595          4,006
    Freight...................................       828          1,312
    Other.....................................     4,303          4,386
                                                --------       --------
               Total Current Liabilities......    19,892         19,642
                                                --------       --------

NONCURRENT LIABILITIES
  Notes payable...............................    31,400         34,256
  Deferred compensation.......................     2,954          2,769
  Other.......................................     1,718          2,011

               Total Noncurrent Liabilities...    36,072         39,036
                                                --------       --------
               Total Liabilities..............    55,964         58,678
                                                --------       --------
STOCKHOLDERS' EQUITY
  Common Stock, par value $.10 per share,
    issued 5,470,435 shares in 2002
    and 2001..................................       547            547
  Class B Stock, par value $.10 per share,
    issued 1,765,083 shares in 2002
    and 2001..................................       177            177
  Additional paid-in capital..................     7,677          7,667
  Retained earnings...........................    86,790         89,778
  Restricted unearned stock compensation......        (4)           (25)
  Cumulative translation adjustment...........    (1,288)        (1,474)
                                                --------       --------
                                                  93,899         96,670
  Less treasury stock, at cost (1,279,700
    common shares and 342,241 Class B
    shares at July 31, 2002 and 1,279,110
    Common and 342,241 Class B shares at
    July 31, 2001)............................   (24,828)       (24,824)
                                                --------       --------
               Total Stockholders' Equity.....    69,071         71,846
                                                --------       --------
Total Liabilities and Stockholders' Equity....  $125,035       $130,524
                                                ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME

                                                  Year Ended July 31,
                                          ----------------------------------
                                             2002        2001        2000
                                          ----------  ----------  ----------
                                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
NET SALES.............................    $162,345     $160,669     $164,044
COST OF SALES.........................     131,265      131,804      127,434
                                          --------     --------     --------
GROSS PROFIT..........................      31,080       28,865       36,610
NON-RECURRING FEE.....................          --        4,278           --
LOSS ON IMPAIRED LONG-LIVED ASSETS....      (3,213)          --           --
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES.............     (27,878)     (28,977)     (29,617)
RESTRUCTURING AND SPECIAL CHARGES.....          --           --       (1,239)
                                          --------     --------     --------
(LOSS) INCOME FROM OPERATIONS.........         (11)       4,166        5,754
                                          --------     --------     --------
OTHER INCOME (EXPENSE)................
  Interest income.....................         295          235          206
  Interest expense....................      (2,575)      (2,916)      (3,185)
  Foreign exchange losses.............        (133)        (228)        (173)
  Other investment (loss) income......        (187)         (76)         254
  Gain on the Sale of Mineral
    Rights............................         769           --           --
  Other, net..........................         283          288          192
                                          --------     --------     --------
            Total Other Expense, Net..      (1,548)      (2,697)      (2,706)
                                          --------     --------     --------
(LOSS) INCOME BEFORE INCOME TAXES.....      (1,559)       1,469        3,048
INCOME TAXES (BENEFIT) PROVISION......        (465)         556          821
                                          --------     --------     --------
NET (LOSS) INCOME.....................    $ (1,094)    $    913     $  2,227
                                          ========     ========     ========
NET (LOSS) INCOME PER SHARE...........
  Basic...............................    $  (0.19)    $   0.16     $   0.39
                                          ========     ========     ========
  Dilutive............................    $  (0.19)    $   0.16     $   0.39
                                          ========     ========     ========
AVERAGE SHARES OUTSTANDING............
  Basic...............................       5,614        5,613        5,647
                                          ========     ========     ========
  Dilutive............................       5,671        5,613        5,677
                                          ========     ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             Common  Additional
                                                          & Class B     Paid-In
                                                              Stock     Capital
                                                           --------    --------
                                                               (IN THOUSANDS)
BALANCE, JULY 31, 1999                                     $    724    $  7,702

Net Income                                                       --          --
  Cumulative Translation Adjustments                             --          --
       Total Comprehensive Income
Dividends Declared                                               --          --
Purchases of Treasury Stock                                      --          --
Issuance of Stock Under 1995 Long-Term Incentive Plan            --          (4)
Authorization of Restricted Common Stock Compensation            --          --
                                                           --------    --------
BALANCE, JULY 31, 2000                                          724       7,698

Net Income                                                       --          --
Cumulative Translation Adjustments                               --          --
       Total Comprehensive Income
Dividends Declared                                               --          --
Purchases of Treasury Stock                                      --          --
Issuance of Stock Under 1995 Long-Term Incentive Plan            --         (31)
Authorization of Restricted Common Stock Compensation            --          --
                                                           --------    --------
BALANCE, JULY 31, 2001                                          724       7,667

Net (Loss)
  Cumulative Translation Adjustments
       Total Comprehensive (Loss)
Dividends Declared
Purchase of Treasury Stock
Issuance of Stock Under 1995 Long-Term Incentive Plan                        10
Authorization of Restricted Common Stock Compensation
                                                           --------    --------
BALANCE, JULY 31, 2002                                     $    724    $  7,667
                                                           ========    ========

           RESTRICTED                ACCUMULATED     TOTAL
            UNEARNED                    OTHER        STOCK-
RETAINED     STOCK      TREASURY    COMPREHENSIVE   HOLDERS'
EARNINGS  COMPENSATION    STOCK        INCOME        EQUITY
--------     -----      --------      --------      -------
                     (IN THOUSANDS)
 $90,430     $  (9)     $(23,181)     $ (1,159)     $74,507
                                                    -------
   2,227        --            --            --        2,227
                --            --          (151)        (151)
                                                    -------
                                                      2,076
                                                    -------
  (1,900)       --            --            --       (1,900)
                --        (1,751)           --       (1,751)
               (33)           37            --            -
                32            --            --           32
--------     -----      --------      --------      -------
  90,757       (10)      (24,895)       (1,310)      72,964
                                                    -------
    $913        --            --            --          913
      --        --            --          (164)        (164)
                                                    -------
                                                        749
                                                    -------
  (1,892)       --            --            --       (1,892)
      --        --            (3)           --           (3)
      --       (43)           74            --            -
      --        28            --            --           28
--------     -----      --------      --------      -------
  89,778       (25)      (24,824)       (1,474)      71,846
                                                    -------
  (1,094)                                            (1,094)
                                           186          186
                                                    -------
                                                       (908)
                                                    -------
  (1,894)                                            (1,894)
                              (4)                        (4)
                                                         10
                                                          -
                21                                       21
--------     -----      --------      --------      -------
 $86,790     $  (4)     $(24,828)     $ (1,288)     $69,071
========     =====      ========      ========      =======


The accompanying statements are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year Ended July 31,
                                                   ---------------------------
                                                     2002      2001      2000
                                                     ----      ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES                (IN THOUSANDS OF DOLLARS)
Net (loss) income                                  $(1,094)  $   913   $ 2,227
                                                   -------   -------   -------
Adjustments to reconcile net (loss)
  income to net cash provided by operating
  activities:
    Depreciation and amortization                    8,785     9,089     9,099
    Non-cash restructuring and
      special charges                                   --        --       716
    Deferred income taxes                             (817)     (549)      439
    Provision for bad debts                            409       142        23
    Loss on impaired assets                          3,213        --        --
    (Gain) loss on the sale of fixed assets            (78)      237        (9)
    (Increase) decrease in:
        Accounts receivable                          2,443       (13)      913
        Other receivables                            1,472      (187)   (1,439)
        Inventories                                  3,647     1,483    (1,763)
        Prepaid overburden removal expense             119    (1,411)     (683)
        Prepaid expenses                               643     1,298      (911)
        Other assets                                    (8)      377    (2,425)
    Increase (decrease) in:
        Accounts payable                              (671)      988       (38)
        Accrued expenses                               220     3,250      (410)
        Deferred compensation                          185      (344)      (94)
        Other                                         (292)     (320)      302
                                                   -------   -------   -------
           Total Adjustments                        19,270    14,040     3,720
                                                   -------   -------   -------
           Net Cash Provided by
           Operating Activities                     18,176    14,953     5,947
                                                   -------   -------   -------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                            (4,096)   (5,609)   (6,001)
    Proceeds from sale of property,
      plant and equipment                              319       496        12
    Purchases of investment securities              (9,639)   (2,487)   (1,219)
    Dispositions of investment securities            1,814     2,450     1,225
                                                   -------   -------   -------
            Net Cash Used in
            Investing Activities                   (11,602)   (5,150)   (5,983)
                                                   -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on long-term debt            (2,156)   (4,777)   (2,226)
    Proceeds from issuance of long-term debt            --        --     3,033
    Dividends paid                                  (1,894)   (1,892)   (1,911)
    Purchase of Treasury stock                          (4)       (3)   (1,751)
    Other                                              190       (75)      (83)
                                                   -------   -------   -------
            Net Cash (Used in) Provided by
            Financing Activities                    (3,864)   (6,747)   (2,938)
                                                   -------   -------   -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   2,710     3,056    (2,974)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                            4,444     1,388     4,362
                                                   -------   -------   -------
CASH AND CASH EQUIVALENTS, END OF YEAR             $ 7,154   $ 4,444   $ 1,388
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

      No provision has been made for possible income taxes which may be paid on the distribution of approximately $18,391,000 and $16,082,000 as of July 31, 2002 and 2001, respectively, of retained earnings of foreign subsidiaries, as substantially all such amounts are intended to be indefinitely invested in these subsidiaries or no additional income taxes would be incurred when such earnings are distributed. It is not practicable to determine the amount of income taxes or withholding taxes that would be payable upon the remittance of assets that represent those earnings.

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

CASH EQUIVALENTS AND INVESTMENTS IN TREASURY SECURITIES

      Cash equivalents are highly liquid investments with maturities of three months or less when purchased. Investments in treasury securities are carried at cost, plus accrued interest, which approximates market.

INVENTORIES

      Inventories are valued at the lower of cost (first-in, first-out) or market. The Company recorded additional inventory obsolescence reserves of approximately $275,000, $100,000, and $0 in the years 2002, 2001 and 2000, respectively. The composition of inventories as of July 31, 2002 is as follows:

                                                    2002       2001
                                                    ----       ----
                                                     (IN THOUSANDS)
    Finished goods..............................  $ 6,673    $ 9,473
    Packaging...................................    3,368      4,029
    Other.......................................    1,757      1,943
                                                  -------    -------
                                                  $11,798    $15,445
                                                  =======    =======

PREPAID OVERBURDEN REMOVAL

      As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases. A significant part of the overall mining cost is incurred during the process of removing the overburden (non-usable material) from the land, thus exposing the sorbent material that is then used in a majority of the Company's production processes. The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid expense is amortized over the estimated available material. The Company had $3,678,000 and $3,797,000 of prepaid expense recorded on its consolidated balance sheet, as of July 31, 2002 and July 31, 2001, respectively.

CONCENTRATION OF CREDIT RISK

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments and accounts receivable. The Company places its cash investments in government-backed instruments, both foreign and domestic, and with other quality institutions. Concentrations of credit risk with respect to accounts receivable are subject to the financial condition of certain major customers, principally the customer referred to in Note 3. The Company generally does not require collateral to secure customer receivables.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment expenditures are generally depreciated using the straight-line method over their estimated useful lives as follows:

                                                   Years
                                                   -----
    Buildings and leasehold improvements........    5-30
    Machinery and equipment.....................    2-20
    Office furniture and equipment..............    2-10
    Vehicles....................................    2-8

RESEARCH AND DEVELOPMENT

      Research and development costs of $1,955,000, $1,953,000 and $1,951,000 were charged to expense as incurred for the years ended July 31, 2002, 2001 and 2000, respectively.

INTANGIBLES AND GOODWILL

      Intangibles and goodwill are amortized on a straight-line basis over periods ranging from 15 to 40 years. The Company periodically reviews goodwill and other intangibles to assess recoverability from projected undiscounted cash flows of the related operating entities.

ADVERTISING COSTS

      The Company defers recognition of advertising production costs until the first time the advertising takes place; other advertising costs are expensed as incurred. Advertising expenses were $1,227,000, $1,940,000 and $2,518,000 for the years ended
July 31, 2002, 2001 and 2000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      Non-derivative financial instruments included in the consolidated balance sheets are cash and cash equivalents, investment securities and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2002 and 2001. The fair value of notes payable was estimated based on future cash flows discounted at current interest rates available to the Company for debt with similar maturities and characteristics. The fair value of notes payable as of July 31, 2002 was greater than its carrying value by approximately $998,000 and less than its carrying value by approximately $201,000 as of July 31, 2001.

INTEREST RATE SWAP AGREEMENTS

      An interest rate swap agreement, which expires on May 1,
2013, is utilized to manage interest rate exposure.   Interest
differentials on the swap contract are recorded as interest expense as incurred. The Company recognized additional interest expense of $15,000, $7,500 and 7,400 in fiscal years 2002, 2001 and 2000 respectively, as a result of this contract.

NEW ACCOUNTING STANDARDS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities an amendment of SFAS No. 133," (SFAS No. 138), which was required to be adopted in years beginning after June 15, 2000. One of the primary amendments to SFAS No. 133 establishes a "normal purchases and normal sales" exception. This exception permits companies to exclude contracts, which provide for the purchase or sale of something other than a financial derivative instrument that will be delivered in quantities expected to be used or sold by the entity over a reasonable period of time in the normal course of business operations. The Company has forward purchase contracts for certain natural gas commodities that qualify for the "normal purchase" exception provisions of the amended statement. The adoption of SFAS No. 133 as amended by SFAS No. 138 had no material impact on either the financial position or results of operations.

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

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The pooling of interest method is no longer permitted for business combinations after June 30, 2001. Adoption is required for fiscal years beginning after December 15, 2001. Management is currently conducting a review of the estimated fair market value of the business segments impacted by the new pronouncement, using a combination of discounted cash flow techniques and outside appraiser's evaluations. Management is still assessing the effects adoption of SFAS No. 142 will have on its financial position, liquidity, or results of operations.
Upon adoption, the Company's amortization expense will be reduced by approximately $174,000 annually.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for years beginning after June 15, 2002. Under the new rules, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Adoption is required for fiscal years beginning after June 15, 2002. Based upon a preliminary analysis, management does not expect any material implications for the Company's financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for years beginning after December 15, 2001, which supersedes the accounting and reporting for the impairment and disposal of long-lived assets under SFAS No. 121 and APB No. 30. Also, ARB No. 51 has been amended to eliminate the exception for consolidation for a temporary subsidiary. Adoption is required for fiscal years beginning after December 15, 2001. Management has and will continue to evaluate the Company's long-lived assets in compliance with SFAS 121 and SFAS 144 when effective. Please see Note 2 of the "Notes to Consolidated Financial Statements" for a discussion of an impairment loss recorded in the fourth quarter of fiscal 2002.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management is still assessing the effects adoption of SFAS No. 146 will have on its financial position, liquidity, or results of operations.


      In July 2001, the EITF reached a final consensus on Issue 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The consensus addresses the accounting treatment and income statement classification for certain sales incentives, including cooperative advertising arrangements, buy-downs and slotting fees. The consensus requires that slotting fees, classified by the Company as selling, general and administrative expense, be reclassified as a reduction of gross sales.

      The Company was required to adopt EITF No. 00-25 for the third quarter ending April 30, 2002, but elected to adopt it for slotting in the second quarter ending January 31, 2002. The Company fully completed the adoption for buy-downs and cooperative advertising arrangements in the third quarter ending April 30, 2002. The effect of the adoption of EITF No. 00-25 resulted in a reclassification of expenses and a restatement to reduce previously reported net sales and SG&A expenses. The effect of these reclassifications resulted in a reduction in net sales and a corresponding decrease in SG&A expenses of $7,193,000 and $7,688,000 for the fiscal years ended July 31, 2001 and 2000, respectively.

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

NOTE 2 - SPECIAL CHARGES, FEES AND CHANGES IN ACCOUNTING ESTIMATES

SPECIAL CHARGES

      In the second quarter of fiscal 2000, the Company recorded a pre-tax restructuring charge of $1,239,000 against income from operations, as follows (in thousands):

    Severance costs               $    604
    Non-performing asset               635
                                  --------
    Restructuring charge          $  1,239
                                  ========

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

      At July 31, 2001, none of the restructuring charges remained in current liabilities. A summary of the balance sheet activity for the years ended July 31 is presented below (in thousands):

                                                2002         2001        2000
                                              ------       ------      ------
Beginning balance..............               $   --       $   81      $   --
Restructuring and special charges                 --           --       1,239
Utilization of special charges:
    Transportation business exit costs......      --           --          --
    Write-off of non-performing assets......      --           --          --
    Other exit costs........................      --           --          --
Utilization of restructuring charge:
    Severance costs.........................      --          (81)       (523)
    Write-off of non-performing assets......      --           --        (635)
                                              ------       ------      ------
Balance at end of year......................  $   --       $   --      $   81
                                              ======       ======      ======

NON-RECURRING FEE

      On April 23, 2001, the Company signed two new long-term supply contracts with a major customer. At that time the old long-term supply contract between the Company and this customer was terminated and the Company received a pre-tax termination fee of $4,278,000, of which $2,200,000 was received in fiscal 2001 and the balance was received in fiscal 2002.

NOTE 2 - SPECIAL CHARGES, FEES AND CHANGES IN ACCOUNTING ESTIMATES
         (CONTINUED)

CHANGE IN ACCOUNTING ESTIMATE FOR PREPAID OVERBURDEN REMOVAL EXPENSE

      During the second quarter of fiscal 2002, an internal review of the estimated amount of uncovered mineable clay took place at the Company's Georgia production complex. The quantity of uncovered clay is one of the key elements in the amortization of the prepaid overburden removal account balance. The review led to a change in the estimated amount of uncovered clay. This estimate change then caused a change in the amortization of the prepaid overburden removal account. The impact of this estimate revision for fiscal 2002 was an additional pre-tax charge to cost of goods sold of approximately $1,092,000 versus the previous estimate.
The estimate change also increased the amortization rate approximately $1.31 per ton of uncovered mineable clay. Based on the current ending estimate of uncovered clay the Company will have to amortize the prepaid overburden removal account balance using the increased rate for approximately the next 4 to 6 months. Thereafter, going forward management believes that overburden removal expense should return to historical rates.

SALE OF MINERAL RIGHTS

      During the third quarter of fiscal 2002, the Company reported a $769,000 pre-tax gain when it elected to sell certain mineral leases on land in northern Florida. The land contained minerals for a market that the Company was not actively planning to pursue. The mineral rights, had they been pursued, would have been associated with the Company's Specialty Products Group.

RENO PROCESSING PLANT

      On February 26, 2002, the Washoe County Commission voted 3 to 2 not to grant Oil-Dri a Special Use Permit to build the Company's proposed processing plant in Reno, Nevada. The Company has decided not to appeal the Commission's decision. On April 11, 2002, the Company filed suit against the County Commission in Federal District Court in Nevada to recoup damages sustained when it was denied a Special Use Permit to establish a mining operation in Hungry Valley. The suit claims that the County Commission exceeded their statutory authority in denying the Company the opportunity to mine on federal land. The Company expects that the suit will be scheduled for a hearing in early fall.

      During the latter part of the fourth quarter of fiscal 2002, the Company reviewed both properties in Washoe County, Nevada for possible long-term asset impairment. The decision to review the properties was driven by a combination of the February 26, 2002, County Commission decision and the successful completion in June of 2002 of a significant geographic distribution change with Wal-Mart.

      The accumulated cost of the Reno project that was reviewed for impairment was approximately $3,734,000. This value included the cost of purchased land, water and mineral rights, legal fees associated with the land and water rights purchases, consulting fees for the design of the proposed facility, fees associated with an environment impact study, various mining exploration costs, Company overhead costs for the project, machinery costs and finally various legal and consulting fees associated with the preparation and presentation of the special use permit.

      The accumulated cost of the other Washoe County property was
approximately $1,114,000.   This value included the purchase
price of the land and associated costs and mineral exploration costs.

      Based on the February 26, 2002 determination of the County Commission and the geographic distribution change with Wal-Mart, the Company determined that a significant portion of the costs of both properties was impaired. Therefore, a pre-tax loss on impaired long-lived assets of $3,213,000 was recognized in the fourth quarter of fiscal 2002 to write down the accumulated costs associated with these projects and the reduction in the value of assets remaining to the current fair market value. The main business segment impacted by this impairment was the Company's Consumer Products group.

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

                                           YEAR ENDED JULY 31
                         -----------------------------------------------------
                                  NET SALES                    INCOME
                         ---------------------------  ------------------------
                           2002     2001      2000      2002    2001     2000
                         -------- --------  --------  ------- -------  -------
                                       (IN THOUSANDS OF DOLLARS)
 Consumer Products(3)(4) $101,042 $100,728  $104,539  $10,175 $ 7,522  $13,432
 Specialty Products
  Group(4)                 24,499   23,678    24,919    4,280   2,451    3,951
 Crop Production and
  Horticulture(4)          17,154   16,691    15,949    2,350   1,535    1,491
 Industrial and
  Automotive Products(4)   19,650   19,572    18,637       18    (389)     188
                         -------- --------  --------  ------- -------  -------
 TOTAL SALES/OPERATING
 INCOME                  $162,345 $160,669  $164,044   16,823  11,119   19,062
                         -------- --------  --------
   Nonrecurring Fee(2)                                     --   4,278       --
   Gain on the Sale of
     Mineral Rights(1)                                    769      --       --

 Less:
   Loss on Impaired
     Assets                                             3,213      --       --
   Special Charges                                         --      --    1,239
   Corporate Expenses                                  13,658  11,247   11,796
           Interest
   Interest Expense, net
     of interest income                                 2,280   2,681    2,979
                                                      ------- -------  -------
 (LOSS) INCOME BEFORE INCOME TAXES                     (1,559)  1,469    3,048
 INCOME TAXES (BENEFIT) PROVISION                        (465)    556      821
                                                      ------- -------  -------
 NET (LOSS) INCOME                                    $(1,094)$   913  $ 2,227
                                                      ======= =======  =======

(1)  See Note 2 for a discussion of the gain on the sale of mineral rights.
(2)  See Note 2 for a discussion of the non-recurring fee recorded in fiscal
     2001.
(3) See Note 1 for a discussion of the restatement of Net Sales for fiscal 2002, 2001 and 2000.
(4) Internal restatement of 2001 and 2000 costs in 2002 resulting in reallocation of manufacturing variances among the segments.

   The following is a summary of financial information by geographic region for the years ended July 31:

                                            2002       2001      2000
                                         ---------   --------  --------
                                                 (IN THOUSANDS)
  Sales to unaffiliated customers:
       Domestic........................   $151,591   $149,761  $151,611
       Foreign subsidiaries............   $ 10,754   $ 10,908  $ 12,433
  Sales or transfers between
    geographic areas:
       Domestic........................   $  5,000   $  5,243  $  6,708
  (Loss) Income before income taxes:
       Domestic........................   $ (1,614)  $  2,006  $  3,064
       Foreign subsidiaries............   $     55   $   (537) $    (16)
  Net (Loss) Income:
       Domestic........................   $ (1,187)  $  1,238  $  2,254
       Foreign subsidiaries............   $     93   $   (325) $    (27)
  Identifiable assets:
       Domestic........................   $115,493   $120,715  $122,761
       Foreign subsidiaries............   $  9,542   $  9,809  $ 10,083

   The Company's largest customer accounted for the following percentage of consolidated net sales and net accounts receivable under the Consumer Products segment:

                                            2002       2001      2000
                                         ---------   --------  --------
  Sales for the years ended July 31....      22%        21%       20%
  Accounts receivable as of July 31....      26%        25%       26%

NOTE 4 - NOTES PAYABLE

The composition of notes payable at July 31 is as follows:

                                                           2002      2001
                                                         --------  --------
                                                           (IN THOUSANDS)
Town of Blue Mountain, Mississippi
   Principal payable on October 1, 2008.  Interest
   payable monthly at a variable interest rate set
   weekly based on market conditions for similar
   instruments.  The average rate was 1.95% and
   4.00% in fiscal 2002 and 2001, respectively.
   Payment of these bonds by the Company is
   guaranteed by a letter of credit issued by
   Harris Trust and Savings Bank........................ $  2,500  $  2,500

Teachers Insurance and Annuity Association of America
   Final principal installment payable on November
   15, 2001.  Interest was payable semiannually
   at an annual rate of 9.38%...........................       --     1,000

Teachers Insurance and Annuity Association of America
   Payable in annual principal installments on August
   15:  $1,000,000 in fiscal 2003; and $2,500,000
   in fiscal 2004 and 2005.  Interest is payable
   semiannually at an annual rate of 7.17%..............    6,000     6,500

Harris Trust and Savings Bank
   Payable in annual principal installments on
   June 20:  $350,000 in fiscal 2003.  Interest is
   payable quarterly at an annual rate of 7.78%.........      350     1,000

Teachers Insurance and Annuity Association of America and
 Connecticut General Life Insurance Company
   Payable in annual principal installments on April 15:
   $1,500,000 in fiscal 2003, 2004 and 2005; $3,000,000
   in fiscal 2006; $4,000,000 in fiscal 2007 and 2008;
   $1,500,000 in fiscal 2009; $3,000,000 in fiscal 2010;
   $2,000,000 in fiscal 2011; and $1,500,000 in fiscal
   2012 and 2013.  Interest is payable semiannually at
   an annual rate of 6.55%..............................   25,000    25,000

Other...................................................      400       406
                                                         --------  --------
                                                         $ 34,250  $ 36,406

   Less current maturities of notes payable.............   (2,850)   (2,150)
                                                         --------  --------
                                                         $ 31,400  $ 34,256
                                                         ========  ========

      On January 29, 1999, the Company entered into a Credit Agreement with Harris Trust and Savings Bank, which provides for up to $15,000,000 in committed unsecured revolving credit loans and/or letters of credit (not to exceed $5,000,000). In May 2002, the Company reduced this facility to $7,500,000 and amended the definition of Consolidated EBITDA used for covenant compliance purposes to exclude non-cash charges, not in excess of $3,600,000 relating to the write-off of its equity investment in the Washoe County, Nevada, project and/or certain other costs associated with the possible write-off of a western production facility. Please see Note 2, "Notes to Consolidated Financial Statements" for a description of a write-down totaling $3,213,000 in 2002. However, no decision has been taken at this time regarding the possible write-off of the western production facility. This agreement terminates on January 29, 2004, or such earlier date as provided for in the agreement. Additionally, the Company decreased its uncommitted line of credit agreement, which is renewable on an annual basis, with Harris Trust and Savings Bank to $15,000,000 in fiscal 1999. There were not any outstanding borrowings against this facility at July 31, 2002 and 2001.

      In January 2001, the note agreement for the $25,000,000 private debt placement was amended to modify the fixed charges ratio covenant contained therein from the original ratio of 1.5 to 1.0 to new ratios as follows: (i) for the period ending November 1, 2000 through April 30, 2001 to 1.00 to 1.00; (ii) for the period ending May 1, 2001 through October 31, 2001 to 1.15 to 1.00; (iii) for the period ending November 1, 2001 through July 31, 2002 to 1.25 to 1.00; (iv) and for the period ending August 1, 2002 and thereafter to 1.50 to 1.00. Additionally, prior note agreements dated as of April 15, 1993 and April 15, 1991 with Teachers Insurance and Annuity Association have also been amended to add a fixed charges coverage ratio covenant at substantially the same terms as those in the note agreement dated as of April 15, 1998 as amended.

      In July 2002, the 1993 and 1998 note agreements were further amended to modify the fixed charge covenant ratio for periods beginning May 1, 2002, as follows: (i) for the period May 1, 2002 through July 31, 2002 the ratio test was waived by the noteholders; (ii) for the periods ending August 1, 2002 through January 31, 2002 to 1.00 to 1.00; (iii) for the periods ending February 1, 2003 through October 31, 2003 to 1.25 to 1.00; (iv) and for the periods ending November 1, 2003 and thereafter to
1.50 to 1.00. Also, for any fiscal quarter ending on or after July 31, 2002 an additional interest charge of 0.25% is imposed if the fixed charge coverage ratio is less than 1.25 to 1.00 for the quarter ended July 31, 2002 and 1.50 to 1.00 for periods thereafter. Finally, the definition of Consolidated Net Income for covenant compliance purposes also has been amended to exclude non-cash charges incurred by the Company on or before July 31, 2003, relating to the write-off of the Company's equity investments in the Washoe County, Nevada projects and other costs associated with the possible write-off of a western production facility. Please see Note 2, "Notes to Consolidated Financial Statements" for a description of a write-down totaling $3,213,000 in 2002. The aggregate amount of these write-offs cannot be in excess of $4,700.000. No decision has been taken at this time regarding the possible write-off of the western production facility.

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

      The following is a schedule by year of future maturities of notes payable as of July 31, 2002:

                                                       (IN THOUSANDS)
       2004.....................................           $ 4,000
       2005 ....................................             4,080
       2006.....................................             3,080
       2007.....................................             4,080
       Later years..............................            16,160
                                                           -------
                                                           $31,400
                                                           =======

NOTE 5 - INCOME TAXES

      The provision for income tax expense consists of the following:

                                        2002      2001      2000
                                       ------    ------    ------
                                           (IN THOUSANDS)
Current
     Federal.......................    $  426    $  586    $(1,450)
     Foreign.......................       (14)     (212)        11
     State.........................       (59)       74       (409)
                                       ------    ------    -------
                                          353       448     (1,848)
                                       ------    ------    -------
Deferred
     Federal.......................       629        65      1,046
     Tax effect of operating loss
       carryforward, net...........    (1,630)       --      1,371
     Foreign.......................        --        --         --
     State.........................       183        43        252
                                       ------    ------    -------
                                         (818)      108      2,669
                                       ------    ------    -------
Total Income Tax Provision (Benefit)   $ (465)   $  556    $   821
                                       ======    ======    =======

     Principal reasons for variations between the statutory federal rate and the effective rates for the years ended July 31 were as follows:

                                        2002      2001      2000
                                       ------    ------    ------
 U.S. federal income tax rate.......    (34.0)%    34.0%     34.0%
 Depletion deductions allowed for
   mining...........................    (11.4)    (13.0)     (5.0)
 State income tax expense (benefit),
   net of federal tax (benefit)
   /expense.                             (5.3)      5.3      (3.4)
 Valuation allowance without income
   tax benefit......................     22.9        --      (3.3)
 Difference in effective tax rate of
   foreign subsidiaries.............     (2.1)     (0.2)     (0.1)
 Alternative minimum and foreign tax
   credits..........................       --       5.4       3.8
 Other..............................      0.1       6.4       0.9
                                       ------    ------    -------
                                        (29.8)%    37.9%     26.9%
                                       ======    ======    =======

      The consolidated balance sheets as of July 31 included the following tax effects of cumulative temporary differences:

                                            2002                   2001
                                    --------------------    -------------------
                                    ASSETS   LIABILITIES    ASSETS  LIABILITIES
                                    ------   -----------    ------  -----------
                                                   (IN THOUSANDS)
Depreciation......................  $   --     $  466       $   --    $  810
Deferred compensation.............   1,121         --        1,075        --
Postretirement benefits...........     569         --          560        --
Allowance for doubtful accounts...     142         --          721        --
Other assets......................     417         --          791        --
Accrued expenses..................     308         --          421        --
Tax credits.......................     199         --          397        --
Other assets......................      52         --           --        --
Operating loss carryforward.......   1,987         --           --        --
                                    ------     ------       ------    ------
                                     4,795        466        3,965       810
Valuation allowance...............    (357)        --           --        --
                                    ------     ------       ------    ------
Total deferred taxes..............  $4,438     $  466       $3,965    $  810
                                    ======     ======       ======    ======

      As of July 31, 2002, for federal income tax purposes there were alternative minimum tax credit carryforwards of approximately $199,000 and regular tax operating loss carryforwards of approximately $5,244,000. The operating loss carryforward will expire in 2022. A valuation allowance has been established for $357,000 of the deferred tax benefit related to those operating losses which it is more likely than not that the benefit will not be realized.

NOTE 6 - STOCKHOLDERS' EQUITY

      The authorized capital stock of the Company at July 31, 2002 and 2001 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share. There are no Class A shares currently outstanding.

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

      The Board of Directors of the Company has authorized the repurchase of 1,916,771 shares of the Company stock. As of July
31, 2002, 1,127,920 shares of Common Stock and 342,241 shares of
Class B stock have been repurchased under the various authorizations.

      The number of holders of record of Common Stock and Class B stock on July 31, 2002 was 933 and 33, respectively, as reported by the Company's transfer agent. The Company's Common Stock is traded on the New York Stock Exchange. There is no established trading market for the Class B Stock.

NOTE 7 - STOCK OPTION PLANS

      The Company instituted the Oil-Dri Corporation of America 1995 Long Term Incentive Plan during the fiscal year ended July 31, 1996. On December 9, 1997, the stockholders voted to increase the number of shares available for grant under the 1995 Plan from 500,000 to 1,000,000 and further authorized the grant of Class B Shares under the Plan to certain members of the Richard
M. Jaffee family. Generally, other than grants to Richard M. Jaffee family members, shares of stock awarded under the 1995
Plan will be Class A Common Stock, except that, if there is no Class A Common Stock issued and publicly traded on a securities exchange when such awards are exercised, the shares awarded would be Common Stock. On December 7, 1999, the stockholders voted to increase the number of shares available for grant under the 1995 Plan from 1,000,000 to 1,500,000. On June 9, 2000 the 1995 Plan was amended to provide 100% vesting and a three-year exercise period upon the death or disability of a grantee or upon a grantee's retirement with age plus years of service equal to at least 80. The Plan provides for various other types of awards.
No restricted stock
awards were made during the fiscal year ended July 31, 2002. Awards of restricted stock in the amount of 5,000 and 2,500 shares were made during the fiscal years ended July 31, 2001 and 2000, respectively. All stock option grants awarded to date under this plan have a term of ten years. Grants vest and become exercisable gradually between two and seven years.

      The Oil-Dri Corporation of America 1988 Stock Option Plan terminated on December 12, 1995, for purposes of future grants. The outstanding options under this plan will remain outstanding and exercisable in accordance with their respective terms. As of July 31, 2002, all options outstanding are vested and exercisable.

      The Company instituted the Oil-Dri Corporation of America
Outside Director's Stock Plan on June 9, 1998.   The Plan is
administered by the Stock Option Committee. All shares of stock issued under this plan will be shares of Common Stock issued from Treasury Stock. The Plan provides for stock option grants,
Restrictive Stock, Stock Awards and stock units.   All awards to
date under this plan are stock options that have a term of ten years and a vesting period of one year.

          EQUITY COMPENSATION PLAN INFORMATION AS OF JULY 31, 2002
----------------------------------------------------------------------------
                                                              Number
                                                              of
                                                              securities
                                  Number                      remaining
                                  of                          available
                                  securities                  for
                                  to be                       further
                                  issued                      issuance
                                  upon                        under
                                  exercise      Weighted-     equity
                                  of            average       compensation
                                  outstanding   exercise      plans
                                  options,      price of      (excluding
                                  warrants      outstanding   securities
                                  and           options,      reflected in
                                  rights        warrants      column (a))
                                  (in           and           (in
                                  thousands)    rights        thousands)
       Plan category              (a)           (b)           (c)
----------------------------------------------------------------------------

Equity compensation plans
approved by security holders      1,206         $10.50            364

Equity compensation plans not
approved by security holders        195         $10.39              5
----------------------------------------------------------------------------

      A summary of option transactions under the plans follows:

                                             Number       Weighted
                                             of Shares    Average
                                             (in          Exercise
                                             thousands)   Price
----------------------------------------------------------------------------
Options outstanding at August 1, 1999         1,098        $12.61
   Granted                                      177        $12.50
   Exercised                                     --            --
   Canceled                                     280        $12.40
----------------------------------------------------------------------------
Options outstanding at August 1, 2000           995        $12.65
   Granted                                      258        $ 9.02
   Exercised                                     --            --
   Canceled                                     116        $13.48
----------------------------------------------------------------------------
Options outstanding at August 1, 2001         1,137        $11.74
   Granted                                      310        $ 6.18
   Exercised                                      1        $ 8.19
   Canceled                                      45        $12.65
----------------------------------------------------------------------------
OPTIONS OUTSTANDING AT AUGUST 1, 2002         1,401        $10.49

      Options exercisable were 576,151, 336,325 and 189,500 as of July 31, 2002, 2001 and 2000, respectively. The weighted average exercise price of the options exercisable as of July 31, 2002, 2001 and 2000 was $12.43, $14.10 and $17.33, respectively.

      The Company had reserved 350,626, 587,250 and 684,750 shares, respectively, as of July 31, 2002, 2001 and 2000 under the Oil-Dri Corporation of America 1995 Long Term Incentive Plan.

      The Company had reserved 5,000, 40,000 and 120,000 shares of Common Stock, respectively, as of July 31, 2002, 2001 and 2000, under the Oil-Dri Corporation of America Outside Director's Stock
Plan.

                     OPTIONS OUTSTANDING AND EXERCISABLE
                        BY PRICE RANGE AS OF 7/31/2002
              Options Outstanding                         Options Exercisable
-----------------------------------------------------   -----------------------
                  Outstanding    Weighted
                     as of       Average    Weighted                  Weighted
   Range of        7/31/2002    Remaining    Average      Shares       Average
   Exercise          (in       Contractual  Exercise       (in        Exercise
    Prices        thousands)      Life        Price     thousands)     Price
---------------   ----------   ----------  ----------   ----------   ----------

$6.01 - $8.00          400         9.0       $ 6.59         80         $ 8.00
$8.01 - $10.00         199         8.0       $ 9.22         14         $ 8.43
$10.01 - $12.00        548         5.8       $11.25        293         $11.25
$14.01 - $16.00        183         6.0       $14.67        118         $14.69
$18.01 - $20.00         71         2.1       $19.28         71         $19.28
---------------   ----------   ----------  ----------   ----------   ----------

$6.01 - $20.00       1,401         6.9       $10.49        576         $12.43
===============   ==========   ==========  ==========   ==========   ==========

      The Company has elected to continue to account for stock-based compensation using the intrinsic value method under APB Opinion No. 25. Consequently, no compensation expense has been recognized for stock options. If compensation expense for the Company's stock options issued in the fiscal years ended July 31, 2002, 2001 and 2000 had been determined based on the fair value method of accounting, as defined in SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                               2002      2001     2000
                                               ----      ----     ----
                                                     (IN THOUSANDS
                                             EXCEPT FOR PER SHARE AMOUNTS)
  Net (loss) income as reported..........    $(1,094)   $  913   $2,227
  Pro forma..............................    $(1,863)   $  235   $1,651

  Net (loss) income per share as reported
    Basic................................    $ (0.19)   $ 0.16   $ 0.39
    Dilutive.............................    $ (0.19)   $ 0.16   $ 0.39
  Pro forma
    Basic................................    $ (0.33)   $ 0.04   $ 0.29
    Dilutive.............................    $ (0.33)   $ 0.04   $ 0.29

      The fair value of issued stock options is estimated on the grant date using the Black=Scholes Option Pricing Method with the following assumptions:
                                               2002      2001     2000
                                               ----      ----     ----

      Dividend Yields....................       5.8%     4.2%      3.1%
      Volatility.........................      38.1%    37.2%     30.9%
      Risk=free Interest Rate............       4.7%     5.8%      6.1%
      Expected Life (Years)..............       4.6      5.4       5.4

      The weighted average fair value of the options granted was $1.40, $2.45 and $3.66 for the fiscal years ended July 31, 2002, 2001 and 2000, respectively.

NOTE 8 - EMPLOYEE BENEFIT PLANS

      The Company and its subsidiaries have defined benefit pension plans for eligible salaried and hourly employees.
Benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service. The assets of these plans are invested in various high quality marketable securities.

      The net periodic pension cost for the years ended July 31 consists of the following:

                                                   2002       2001      2000
                                                  -------   --------   -------
                                                         (IN THOUSANDS)
Service cost....................................  $   534   $    424   $   499
Interest cost on projected benefit obligations        763        681       642
Expected return on plan assets..................     (912)      (977)     (904)
Net amortization and deferral...................        3       (121)     (105)
                                                  -------   --------   -------
Net pension cost................................  $   388   $      7   $   132
                                                  =======   ========   =======

      The funded status of the plans at July 31 is as follows:

                                                              2001      2000
                                                            --------   -------
                                                              (IN THOUSANDS)
Fair Value of Plan Assets (Less) Greater Than Projected
  Benefit Obligations.....................................  $ (2,159)  $  (435)
Unrecognized Net Loss (Gain)..............................       840      (929)
Unrecognized Prior Service Cost...........................       481       526
Unrecognized Net Liability (Asset) at Transition..........      (158)     (185)
                                                            --------   -------
Accrued Pension Included in Noncurrent Liabilities--Other.  $   (996)  $(1,023)
                                                            ========   =======

      Reconciliation of the assets and liabilities of the plans at July 31 is as follows:

                                                              2001      2000
                                                            --------   -------
                                                              (IN THOUSANDS)
   Change in Plan Assets:
      Plan assets at fair value, beginning of year........  $ 10,201   $11,040
      Actual return on plan assets........................      (727)     (473)
      Contributions.......................................       415       --
      Benefits paid.......................................      (424)    (366)
                                                            --------   -------
      Plan assets at fair value, end of year..............  $  9,465  $10,201
                                                            ========   =======

   Change in Projected Benefit Obligation:
      Projected benefit obligation, beginning of year.....  $ 10,636  $ 8,700
      Service cost........................................       534      424
      Interest cost.......................................       763      681
      Change in discount rate.............................        --    1,080
      Other assumption changes............................        --       --
      Plan amendments.....................................         4       39
      Actuarial loss......................................       111       78
      Benefits paid.......................................      (424)    (366)
                                                            --------   -------
      Projected benefit obligation, end of year...........  $ 11,624  $10,636
                                                            ========   =======

      Assumptions used in the previous calculations are as follows:

                                                         2002   2001
                                                         ----   ----
   Discount rate....................................     7.3%   7.3%
   Rate of increase in compensation levels..........     4.5%   4.5%
   Long-term expected rate of return on assets......     9.0%   9.0%

      The Company has funded the plans based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974 (ERISA), as amended.

      For the years ended July 31, 2002, 2001 and 2000, the Company maintained a 401(k) savings plan under which the Company matches a portion of employee contributions. The plan is available to essentially all domestic employees at the beginning of the month following thirty or sixty days of employment. The Company's contributions to this plan, and to similar plans maintained by the Company's foreign subsidiaries, were $435,000, $445,000 and $489,000 for fiscal years 2002, 2001 and 2000, respectively.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      The Company became a guarantor of certain leases for transportation equipment reassigned to CRST International, Inc.
(CRST) during fiscal 1998, when exiting the transportation business. The remaining payment due under these lease agreements by CRST is $65,000 for fiscal year 2003.

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

      The Company leases its corporate offices in Chicago, Illinois (20,000 square feet), office, production and warehouse space in Alpharetta, Georgia (26,000 square feet), office and production facilities in Kiel, Wisconsin (16,000 square feet) and office facilities in Europe. The office space in Chicago is subject to a lease expiring in fiscal 2018. The Alpharetta, Georgia lease expires in fiscal 2003. The facilities in Europe and Kiel, Wisconsin are leased on a year-to-year basis.

      In addition, the Company leases vehicles, railcars, mining property and equipment, warehouse space, data processing equipment, and office equipment. In most cases, the Company expects that, in the normal course of business, leases will be renewed or replaced by other leases.

      The following is a schedule by year of future minimum rental requirements under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of July 31, 2002:

                                              (IN THOUSANDS)
                                                 -------

     2003....................................    $ 2,137
     2004....................................      1,948
     2005....................................      1,048
     2006....................................      1,007
     2007....................................        915
     Later years.............................      8,065
                                                 -------
                                                 $15,120
                                                 =======

      The following schedule shows the composition of total rental expense for all operating leases, including those with terms of one month or less which were not renewed, as of the years ended
July 31:

                                       2002       2001       2000
                                       ----       ----       ----
                                            (IN THOUSANDS)
      Vehicles and Railcars.......... $  880     $  941    $1,099
      Office facilities..............    496        485       480
      Warehouse facilities...........    379        408       452
      Mining properties..............
           Minimum...................    181        192       191
           Contingent................    516        430       295
      Other..........................    859        646       594
                                      ------     ------    ------
                                      $3,311     $3,102    $3,111
                                      ======     ======    ======

      Contingent mining royalty payments are determined based on the tons of raw clay mined.

NOTE 12 - OTHER CASH FLOW INFORMATION

      Cash payments (refunds) for interest and income taxes were as follows:

                                                  2002     2001     2000
                                                 ------   ------   ------
                                                    (IN THOUSANDS)
      Interest.................................  $2,283   $2,619   $2,836
                                                 ======   ======   ======
      Income taxes.............................  $1,057   $(743)   $2,051
                                                 ======   ======   ======

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      A summary of selected information for 2002 and 2001 is as follows:

                                         Fiscal 2002 Quarter Ended
                                         --------------------------
                               October  January   April    July
                                 31        31       30      31      Total
                               -------  -------  -------  -------  -------
                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Sales.............         $40,023  $43,780  $39,261  $39,281  $162,345
Gross Profit..........         $ 7,857  $ 7,947  $ 7,270  $ 8,006  $ 31,080
Net Income (Loss).....         $   267  $    74  $   504  $(1,939) $ (1,094)
Net Income (Loss) Per Share
  Basic...............         $  0.05  $  0.01  $  0.09  $ (0.35) $  (0.19)
  Dilutive............         $  0.05  $  0.01  $  0.09  $ (0.34) $  (0.19)
Dividends Per Share
  Common..............         $  0.09  $  0.09  $  0.09  $  0.09  $   0.36
  Class B.............         $  0.07  $  0.07  $  0.07  $  0.07  $   0.27
Company Common Stock Price Range:
  High................         $  8.15  $  8.20  $ 10.25  $ 10.20
  Low.................         $  5.75  $  6.00  $  7.67  $  7.20


                                         Fiscal 2002 Quarter Ended
                                         --------------------------
                               October  January   April    July
                                 31        31       30      31      Total
                               -------  -------  -------  -------  -------
                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Net Sales.............         $40,646  $43,457  $39,573  $36,993  $160,669
Gross Profit..........         $ 8,447  $ 7,723  $ 6,846  $ 5,849  $ 28,865
Net Income (Loss).....         $   433  $ (261)  $ 1,906  $(1,165) $    913
Net Income (Loss) Per Share
  Basic...............         $  0.08  $(0.05)  $  0.34  $ (0.21) $   0.16
  Dilutive............         $  0.08  $(0.05)  $  0.34  $ (0.21) $   0.16
Dividends Per Share
  Common..............         $  0.09  $ 0.09   $  0.09  $  0.09  $   0.36
  Class B.............         $  0.07  $ 0.07   $  0.07  $  0.07  $   0.27
Company Common Stock Price Range:
  High................         $ 10.00  $ 9.50   $  9.20  $  8.35
  Low.................         $  6.50  $ 6.44   $  6.92  $  7.50

                   INDEPENDENT AUDITOR'S REPORT


STOCKHOLDERS AND BOARD OF DIRECTORS
OIL-DRI CORPORATION OF AMERICA

      We have audited the consolidated balance sheets of OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES as of July 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14(a). These consolidated financial statements and the financial statement schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES as of July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

BLACKMAN KALLICK BARTELSTEIN, LLP

Chicago, Illinois

September 10, 2002


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is (except for information set forth below concerning the Board of Directors and information in Part I, hereof, concerning executive officers) contained in the Registrant's Proxy Statement for its 2002 Annual Meeting of stockholders ("Proxy Statement") under the caption
"1. Election of Directors" and is incorporated herein by this reference.

                           Board of Directors

Richard M. Jaffee                      Thomas D. Kuczmarski
  CHAIRMAN                               SENIOR PARTNER AND PRESIDENT,
                                         KUCZMARSKI & ASSOCIATES, INC.
Daniel S. Jaffee
  PRESIDENT AND CHIEF                   Joseph C. Miller
  EXECUTIVE OFFICER                       VICE-CHAIRMAN

J. Steven Cole(1)
  PRESIDENT, COLE & ASSOCIATES         Paul J. Miller
                                         PARTNER, SONNENSCHEIN NATH & ROSENTHAL

Arnold W. Donald
  CHAIRMAN AND CHIEF EXECUTIVE         Allan H. Selig(2)
  OFFICER, MERISANT COMPANY              PRESIDENT AND CHAIRMAN,
                                         SELIG LEASE COMPANY,
                                         COMMISSIONER OF MAJOR LEAGUE BASEBALL
Ronald B. Gordon
  PRESIDENT AND CHIEF OPERATING OFFICER
  NICE-PAK PRODUCTS, INC.

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

ITEM 14.  CONTROLS AND PROCEDURES

      Not applicable.

                              PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

      (a)(1) The following consolidated financial statements are contained herein.

         Consolidated Balance Sheets as of July 31, 2002 and July
         31, 2001.

         Consolidated Statements of Income for the fiscal years ended July 31, 2002, July 31, 2001 and July 31, 2000.

         Consolidated Statements of Stockholders' Equity for the fiscal years ended July 31, 2002, July 31, 2001 and July 31, 2000.

         Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2002, July 31, 2001 and July 31,
         2000.

         Notes to Consolidated Financial Statements.

         Independent Auditor's Report.

      (a)(2) The following financial statement schedules are contained herein:

         Schedule to Financial Statements, as follows:

              Schedule II--Valuation and Qualifying Accounts, years ended July 31, 2002, July 31, 2001 and July 31, 2000.

      (a)(3) The following documents are exhibits to this Report:

(3)(a)[1]     Articles of Incorporation of the Registrant, as amended.

(3)(b)[2]     Bylaws of the Registrant, as amended June 16, 1995.

(10)(c)(1)[3] Agreement ("Clorox Agreement") dated January 12,
              1981 between The Clorox Company and the Registrant, as amended. (Confidential treatment of certain portions of this Exhibit has been granted.)

(10)(c)(2)[4] Amendment to Clorox Agreement dated March 3, 1989, as accepted by the Registrant on March 20, 1989, between The Clorox Company and the Registrant. (Confidential treatment of certain portions of this Exhibit has been granted.)

(10)(c)(3)[5] Amendment to Clorox Agreement dated February 14,
              1991, between The Clorox Company and the Registrant. (Confidential treatment of certain portions of this Exhibit has been granted.)

(10)(c)(4)[6] Memorandum of Agreement #1450 "Fresh Step"(TM), dated as of March 12, 2001 between A&M Products
              Manufacturing Company and Registrant. (Confidential treatment of certain portions of this Exhibit has been granted.)

(10)(c)(5)[7] Memorandum of Agreement #1465 "Jonny Cat"(R), dated as of April 18, 2001 between A&M Products Manufacturing Company and Registrant. (Confidential treatment of certain portions of this Exhibit has been granted.)

(10)(d)[8]    Description of 1987 Executive Deferred Compensation
              Program.*

(10)(e)(1)[9] Salary Continuation Agreement dated August 1, l989 between Richard M. Jaffee and the Registrant ("1989
              Agreement").*

(10)(e)(2)[10]Extension and Amendment, dated October 9, 1998, to the 1989 Agreement.*

(10)(e)(3)[11]Second Amendment, Effective October 31, 2000, to the
              1989 Agreement.*

(10)(f)[12]   1988 Stock Option Plan.*

(10)(h)[14] Note Agreement, dated as of April 15, 1993, between the Registrant and Teacher's Insurance and Annuity
              Association of America regarding $6,500,000 7.17%
              Senior Notes due August 15, 2004.

(10)(h)(1)[13]First Amendment, dated as of January 15, 2001, to the Note Agreement dated as of April 15, 1993.

 (10)(h)(2)   Second Amendment dated July 15, 2003 to Note
              Agreement dated as of April 15, 1993.

(10)(i)[15] Credit Agreement, dated as of September 21, 1994, between the Registrant and Harris Trust and Savings
              Bank regarding $5,000,000 7.78% Term Loan Note and
              $5,000,000 Revolving Credit Note.

(10)(j)       The Oil-Dri Corporation of America Deferred
              Compensation Plan adopted November 15, 1995, as amended and restated effective October 1, 2000.*

(10)(k)       The Oil-Dri Corporation of America 1995 Long Term
              Incentive Plan as amended and restated effective
              June 9, 2000.*

 (10)(m)[17]  $25,000,000 Note Purchase Agreement dated as of
              April 15, 1998 between the Registrant and Teachers
              Insurance and Annuity Association of America and
              Cigna Investments, Inc.

(10)(m)(5)[16]First Amendment, dated as of January 15, 2001 to the
              Note Agreement dated as of April 15, 1998.

(10)(m)(6)    Second Amendment dated as of July 15, 2002 to Note
              Agreement dated as of April 15, 1998.

(10)(n)       The Oil-Dri Corporation of America Outside Director
              Stock Plan as amended and restated effective October
              16, 1999.*

(10)(o)[18] $15,000,000 unsecured, committed line of credit agreement dated January 29, 1999 between the Company and Harris Trust and Savings Bank.

(10)(o)(1)    First Amendment, dated May 30, 2002 to Credit
              Agreement dated as of January 29, 1999.

(10)(p)[19] $15,000,000 unsecured, uncommitted line of credit agreement dated January 29, 1999 between the Company and Harris Trust and Savings Bank.

(10)(q)[20]   Split Dollar Life Insurance Agreements dated
              February 26, 1999.*

(10)(r)[21]   Agreement ("Church & Dwight Agreement") dated May
              19, 1999 between Church & Dwight Co., Inc. and the
              Registrant. (Confidential treatment of certain portions of this Exhibit has been granted.)

      (b)Reports on Form 8-K.

         Reports on Form 8-K were filed by the Registrant on November 13, 2000 and May 1, 2001, reporting on Item 5., other events.

(11)          Statement re: Computation of Income per Share.

(21)          Subsidiaries of the Registrant.

(23)          Consent of Blackman Kallick Bartelstein, LLP.

------------------

*     Management contract or compensatory plan or arrangement.

[1] Incorporated by reference to Exhibit (4.1) to the Registrant's Registration Statement on Form S-8
      (Registration No. 333-57625), made effective on June 24,
      1998.

[2] Incorporated by reference to Exhibit (3)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

[3] Incorporated by reference to Exhibit (10)(f) to the Registrant's Registration Statement on Form S-2
      (Registration No. 2-97248) made effective on May 29, 1985.

[4] Incorporated by reference to Exhibit (10)(e)(2) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

[5] Incorporated by reference to Exhibit (10)(e)(3) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

[6]   Incorporated by reference to Exhibit 10(s) to Registrant's
      Current Report on Form 8-K dated May 1, 2001.

[7]   Incorporated by reference to Exhibit 10(t) to Registrant's
      Current Report on Form 8-K dated May 1, 2001.

[8] Incorporated by reference to Exhibit (10)(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

[9] Incorporated by reference to Exhibit (10)(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

[10] Incorporated by reference to Exhibit (10)(n) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

[11]  Incorporated by reference to Exhibit 99.1 to Registrant's
      Current Report on Form 8-K dated November 13, 2000.

[12] Incorporated by reference to Exhibit (4)(a) to the Registrant's Registration Statement on Form S-8
      (Registration No. 33-29650), made effective on June 30, 1989.

[13] Incorporated by reference to Exhibit (10)(m)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 1, 2001.

[14] Incorporated by reference to Exhibit (10)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

[15] Incorporated by reference to Exhibit (10)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

[16] Incorporated by reference to Exhibit (10)(m)(5) to the Registrant's Quarter Report on Form 10-Q for the quarter ended January 31, 2001.

[17] Incorporated by reference to Exhibit (10)(m) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

[18] Incorporated by reference to Exhibit (10)(o) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999.

[19] Incorporated by reference to Exhibit (10)(p) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999.

[20] Incorporated by reference to Exhibit (10)(q) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999.

[21] Incorporated by reference to Exhibit (10)(r) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

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

                                    OIL-DRI CORPORATION OF AMERICA
                                    (Registrant)

                                    By /s/ Daniel S. Jaffee
                                       ---------------------------
                                       Daniel S. Jaffee,
                                       President and Chief
                                       Executive Officer, Director

Dated:  October 15, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


  /s/ Richard M. Jaffee                   October 15, 2002
----------------------------------
        Richard M. Jaffee
Chairman of the Board of Directors


  /s/ Jeffrey M. Libert                   October 15, 2002
----------------------------------
         Jeffrey M. Libert
          Vice President
      Chief Financial Officer
    Principal Financial Officer


  /s/ Daniel T. Smith                     October 15, 2002
----------------------------------
          Daniel T. Smith
   Vice President and Controller
   Principal Accounting Officer


  /s/ J. Steven Cole                      October 15, 2002
----------------------------------
          J.  Steven Cole
             Director


  /s/ Arnold W. Donald                    October 15, 2002
----------------------------------
         Arnold W. Donald
             Director


  /s/ Ronald B. Gordon                    October 15, 2002
----------------------------------
         Ronald B. Gordon
             Director


  /s/ Thomas D. Kuczmarski                October 15, 2002
----------------------------------
       Thomas D. Kuczmarski
             Director

  /s/ Joseph C. Miller                    October 15, 2002
----------------------------------
         Joseph C. Miller
             Director


  /s/ Paul J. Miller                      October 15, 2002
----------------------------------
          Paul J. Miller
             Director


  /s/ Allan H. Selig                      October 15, 2002
----------------------------------
          Allan H. Selig
             Director

                          CERTIFICATIONS

      I, Daniel S. Jaffee, Chief Executive Officer of Oil-Dri
Corporation of America, certify that:

      1. I have reviewed this annual report on Form 10-K of Oil-Dri Corporation of America;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


      Date:   October 15, 2002
              -----------------------


      By:     /s/  Daniel S. Jaffee
              -----------------------
              Daniel S. Jaffee
              President and Chief
              Executive Officer


      I, Jeffrey M. Libert, Vice President and Chief Financial
Officer of Oil-Dri Corporation of America, certify that:

      1. I have reviewed this annual report on Form 10-K of Oil-Dri Corporation of America;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


      Date:   October 15, 2002
              --------------------------


      By:     /s/  Jeffrey M. Libert
              --------------------------
              Jeffrey M. Libert
              Vice President and Chief
              Financial Officer

                                                        SCHEDULE II

          OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS

                                                    Year Ended July 31
                                                    ------------------
                                                  2002     2001     2000
                                                 ------   ------   ------
                                                      (IN THOUSANDS)
   Allowance for doubtful accounts:
      Beginning balance........................  $  455   $  336   $  358
      Additions charged to expense.............     409      142       23
      Deductions*..............................     472       23       45
                                                 ------   ------   ------
      Balance at end of year...................  $  392   $  455   $  336
                                                 ======   ======   ======
*   Net of recoveries.

   Inventory obsolescence reserve:
      Beginning balance........................  $  356   $  256   $  358
      Additions charged to expense.............     275      100       --
      Deductions...............................     290       --      102
                                                 ------   ------   ------
      Balance at end of year...................  $  341   $  356   $  256
                                                 ======   ======   ======

   Valuation reserve for income taxes:
      Beginning balance........................  $   --   $  522   $1,742
      Additions charged to expense.............     357      --      522
      Deductions...............................      --      522    1,742
                                                 ------   ------   ------
      Balance at end of year...................  $  357   $   --  $   522
                                                 ======   ======   ======

                           EXHIBIT INDEX


 EXHIBIT
 NUMBER
 -------

(10)(h)(2)  Second Amendment, Dated as of July 15, 2002, to Note
            Agreement Dated as of April 15, 1993
(10)(m)(6)  Second Amendment, Dated as of July 15, 2002, to Note
            Agreement Dated as of April 15, 1998
(10)(o)(1)  First Amendment, Dated May 30, 2002, to Credit
            Agreement Dated as of January 29, 1999
(11)        Computation of Net Income Per Share
(21)        Subsidiaries of the Registrant
(23)        Consent of Blackman Kallick Bartelstein, LLP

Note: Shareholders may receive copies of the above listed exhibits, without fee, by written request to Investor
      Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213.

EXHIBIT (10)(h)(2)








                  OIL-DRI CORPORATION OF AMERICA





                         SECOND AMENDMENT


                     DATED AS OF JULY 15, 2002


                                TO


                          NOTE AGREEMENT
                    DATED AS OF APRIL 15, 1993




                 RE: $6,500,000 7.17% SENIOR NOTES
                        DUE AUGUST 15, 2004

                SECOND AMENDMENT TO NOTE AGREEMENT

     THIS SECOND AMENDMENT dated as of July 15, 2002 (this "Second Amendment") to the Note Agreement dated as of April 15, 1993 is between Oil-Dri Corporation of America, a Delaware corporation (the "Company"), and Teachers Insurance and Annuity Association of America (the "Noteholder").

RECITALS:

         A. The Company and the Noteholder have heretofore entered into the Note Agreement dated as of April 15, 1993 (the "Note Agreement") and further have entered into a First Amendment to Note Agreement dated as of January 15, 2001 (the "First Amendment"). The Company has heretofore issued the $6,500,000 7.17% Senior Notes due August 15, 2004 (the "Notes") pursuant to the Note Agreement. The Noteholder is the holder of 100% of the outstanding principal amount of the Notes.

         B. The Company and the Noteholder now desire to amend the Note Agreement and the First Amendment in the respects, but only in the respects, hereinafter set forth.

         C. Capitalized terms used herein shall have the respective meanings ascribed thereto in the Note Agreement unless herein defined or the context shall otherwise require.

         D. All requirements of law have been fully complied with and all other acts and things necessary to make this Second
Amendment a valid, legal and binding instrument according to its terms for the purposes herein expressed have been done or performed.

         Now, THEREFORE, the Company and the Noteholder, in consideration of good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, do hereby agree as follows:

SECTION 1.  AMENDMENTS

         1.1 Section 5.19, as added to the Note Agreement by the First Amendment, is hereby deleted in its entirety and the following is hereby substituted therefore:

           SECTION 5.19. FIXED CHARGES COVERAGE RATIO. The Company will not permit the Fixed Charges Coverage Ratio ("Ratio") for any period of four consecutive fiscal quarters ending at any time during any period specified below to be less than the Ratio set forth opposite such period. In addition, for any fiscal quarter ending on or after July 31, 2002, in which the Ratio is less than the "Interest Ratio" set forth opposite the period in which the fiscal quarter ends, the Company shall pay to the Noteholder an additional 0.25% of annual interest, payable in addition to the semi-annual interest payments specified in Section 1.1 of this Agreement. Such additional interest, if any, for the Company's fiscal quarters ending 7/31 and/or 10/31 shall be paid at the time of the semi-annual interest payment due the next following February 15th and for the Company's fiscal quarters ending 1/31 and/or 4/30 shall be paid at the time of the semi-annual interest payment due the next following August 15th.

    -----------------------------------------------------------------
                                                           Interest
              Period                           Ratio         Ratio
    -----------------------------------------------------------------
    November 1, 2000 - April 30, 2001        1.00 to 1        N/A
    -----------------------------------------------------------------
    May 1, 2001 - October 31, 2001           1.15 to 1        N/A
    -----------------------------------------------------------------
    November 1, 2001 - April 30, 2002        1.25 to 1        N/A
    -----------------------------------------------------------------
    May 1, 2002 - July 31, 2002              waived by     1.25 to 1
                                             Noteholder
    -----------------------------------------------------------------
    August 1, 2002 - January 31, 2003        1.00 to 1     1.50 to 1
    -----------------------------------------------------------------
    February 1, 2003 - October 31, 2003      1.25 to 1     1.50 to 1
    -----------------------------------------------------------------
    November 1, 2003 and thereafter          1.50 to 1     1.50 to 1
    -----------------------------------------------------------------

           The Company agrees that it will deliver to the Noteholder, together with its regular annual and quarterly financial statements (but in any event not less than 15 days prior to the date any scheduled semi=annual interest payment is due), a statement containing (a) the calculation of both the Interest Ratio and the Fixed Charges Coverage Ratio, (b) whether any additional interest is due and (c) the amount of such additional interest. In addition, the Company agrees that it will include, with the information that is required to accompany its payment by wire of semi-annual interest payments, the amount of any such additional interest and the identification of such amount as "additional interest".

     1.2 Section 8.1 of the Note Agreement, as amended by the First Amendment, is hereby amended by adding the following sub-section (m) to the exclusions in the definition of "CONSOLIDATED NET INCOME":

                (m) non-cash charges incurred by the Company on or before July 31, 2003, relating to the write-off of the Company's equity investments in the Washoe County, Nevada projects and to the closing of the Company's Christmas Valley, Oregon facility in an aggregate amount not in excess of $4,700,000.

SECTION 2.  MISCELLANEOUS

    2.1 This Second Amendment shall be construed in connection with and as part of the Note Agreement and except as modified and expressly amended by this Second Amendment, all terms, conditions and covenants contained in the Note Agreement, the First Amendment thereto, and the Notes are hereby ratified and shall be and remain in full force and effect.

    2.2 Any and all notices, requests, certificates and other instruments executed and delivered after the execution and delivery of this Second Amendment may refer to the Note Agreement without making specific reference to this Second Amendment but nevertheless all such references shall include this Second
Amendment unless the context otherwise requires.

    2.3 The descriptive headings of the various sections or parts of this Second Amendment are for convenience only and shall not affect the meaning or construction of any of the provisions hereof.

    2.4 This Second Amendment shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of Illinois excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

    2.5 The execution hereof by the parties hereto shall constitute a contract among such parties for the uses and purposes hereinabove set forth, and this Second Amendment may be executed in any number of counterparts, each executed counterpart constituting an original, but all together only one agreement.


                                 OIL-DRI CORPORATION OF AMERICA



                                 By:
                                    -------------------------------
                                    Jeffrey M. Libert, Chief
                                    Financial Officer




Accepted and Agreed to:          TEACHERS INSURANCE AND ANNUITY
                                   ASSOCIATION OF AMERICA



                                 By:
                                    -------------------------------

EXHIBIT (10)(m)(6)








                  OIL-DRI CORPORATION OF AMERICA





                         SECOND AMENDMENT


                     DATED AS OF JULY 15, 2002


                                TO


                      NOTE PURCHASE AGREEMENT
                    DATED AS OF APRIL 15, 1998




                RE: $25,000,000 6.55% SENIOR NOTES
                        DUE APRIL 15, 2013

            SECOND AMENDMENT TO NOTE PURCHASE AGREEMENT

     THIS SECOND AMENDMENT dated as of July 15, 2002 (this "Second Amendment") to the Note Purchase Agreement dated as of April 15,
1998 is among Oil-Dri Corporation of America, a Delaware corporation (the "Company"), and each of the institutions which is a signatory to this Second Amendment (collectively, the "Noteholders").

RECITALS:

         A. The Company and each of the Noteholders have heretofore entered into the Note Purchase Agreement dated as of April 15, 1998 (the "Note Purchase Agreement") and further have entered into a First Amendment to Note Purchase Agreement dated as of January 15, 2001 (the "First Amendment"). The Company has heretofore issued the $25,000,000 6.55% Senior Notes due April 15, 2013 (the "Notes") pursuant to the Note Purchase Agreement. The Noteholders are the holders of 100% of the outstanding principal amount of the Notes.

         B. The Company and the Noteholders now desire to amend the Note Purchase Agreement and the First Amendment in the respects, but only in the respects, hereinafter set forth.

         C. Capitalized terms used herein shall have the respective meanings ascribed thereto in the Note Purchase
Agreement unless herein defined or the context shall otherwise require.

         D. All requirements of law have been fully complied with and all other acts and things necessary to make this Second
Amendment a valid, legal and binding instrument according to its terms for the purposes herein expressed have been done or performed.

         Now, THEREFORE, the Company and the Noteholders, in consideration of good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, do hereby agree as follows:

SECTION 1.  AMENDMENTS

         1.1 Section 10.1, as amended by the First Amendment, is hereby deleted in its entirety and the following is hereby substituted therefore:

           SECTION 10.1. FIXED CHARGES COVERAGE RATIO. The Company will not permit the Fixed Charges Coverage Ratio ("Ratio") for any period of four consecutive fiscal quarters ending at any time during any period specified below to be less than the Ratio set forth opposite such period. In addition, for any fiscal quarter ending on or after July 31, 2002, in which the Ratio is less than the "Interest Ratio" set forth opposite the period in which the fiscal quarter ends, the Company shall pay to the Noteholders additional interest at an annual rate of 0.25%, payable along with the semi-annual interest payments specified in Exhibit 1 of this Agreement. Such additional interest, if any, for the Company's fiscal quarters ending 10/31 and/or 1/31 shall be paid at the time of the semi-annual interest payment due the next following April 15th and for the Company's fiscal quarters ending 4/30 and/or 7/31 shall be paid at the time of the semi-annual interest payment due the next following October 15th.

    -----------------------------------------------------------------
                                                           Interest
              Period                           Ratio         Ratio
    -----------------------------------------------------------------
    November 1, 2000 - April 30, 2001        1.00 to 1        N/A
    -----------------------------------------------------------------
    May 1, 2001 - October 31, 2001           1.15 to 1        N/A
    -----------------------------------------------------------------
    November 1, 2001 - April 30, 2002        1.25 to 1        N/A
    -----------------------------------------------------------------
    May 1, 2002 - July 31, 2002              waived by     1.25 to 1
                                            Noteholders
    -----------------------------------------------------------------
    August 1, 2002 - January 31, 2003        1.00 to 1     1.50 to 1
    -----------------------------------------------------------------
    February 1, 2003 - October 31, 2003      1.25 to 1     1.50 to 1
    -----------------------------------------------------------------
    November 1, 2003 and thereafter          1.50 to 1     1.50 to 1
    -----------------------------------------------------------------

           The Company agrees that it will deliver to the Noteholders, together with its regular annual and quarterly financial statements (but in any event not less than 15 days prior to the date any scheduled semi-annual interest payment is due), a statement containing (a) the calculation of both the Interest Ratio and the Fixed Charges Coverage Ratio, (b) whether any additional interest is due and (c) the amount of such additional interest. In addition, the Company agrees that it will include, with the information that is required to accompany its payment by wire of semi-annual interest payments, the amount of any such additional interest and the identification of such amount as "additional interest".

     1.2 Schedule B - DEFINED TERMS is hereby amended by adding the following sub-section (m) to the exclusions in the definition of "CONSOLIDATED NET INCOME":

                (m) non-cash charges incurred by the Company on or before July 31, 2003, relating to the write-off of the Company's equity investments in the Washoe County, Nevada projects and to the closing of the Company's Christmas Valley, Oregon facility in an aggregate amount not in excess of $4,700,000.

SECTION 2.  MISCELLANEOUS

    2.1 This Second Amendment shall be construed in connection with and as part of the Note Purchase Agreement and except as modified and expressly amended by this Second Amendment, all terms, conditions and covenants contained in the Note Purchase Agreement, the First Amendment thereto, and the Notes are hereby ratified and shall be and remain in full force and effect.

     2.2 Any and all notices, requests, certificates and other instruments executed and delivered after the execution and delivery of this Second Amendment may refer to the Note Agreement without making specific reference to this Second Amendment but nevertheless all such references shall include this Second
Amendment unless the context otherwise requires.

    2.3 The descriptive headings of the various sections or parts of this Second Amendment are for convenience only and shall not affect the meaning or construction of any of the provisions hereof.

    2.4 This Second Amendment shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of Illinois excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

    2.5 The execution hereof by the parties hereto shall constitute a contract among such parties for the uses and purposes hereinabove set forth, and this Second Amendment may be executed in any number of counterparts, each executed counterpart constituting an original, but all together only one agreement.

                                 OIL-DRI CORPORATION OF AMERICA


                                 By:
                                    -------------------------------
                                    Jeffrey M. Libert,
                                    Chief Financial Officer



Accepted and Agreed to:          TEACHERS INSURANCE AND ANNUITY
                                   ASSOCIATION OF AMERICA


                                 By:
                                    -------------------------------


                                 CONNECTICUT GENERAL LIFE
                                   INSURANCE COMPANY

                                 By CIGNA Investments, Inc.


                                 By:
                                    -------------------------------

EXHIBIT (10)(o)(1)



                FIRST AMENDMENT TO CREDIT AGREEMENT


      This First Amendment to Credit Agreement (the "AMENDMENT") dated as of May 30, 2002, among Oil-Dri Corporation of America
(the "COMPANY") and Harris Trust and Savings Bank (the "BANK");

                       W I T N E S S E T H:

      WHEREAS, the Company and the Bank have heretofore executed and delivered a Credit Agreement dated as of January 29, 1999
(the "CREDIT AGREEMENT");

      WHEREAS, the Company has requested that the Bank reduce the Revolving Credit Commitment and amend the definition of EBITDA, and the Bank is willing to do so under the terms and conditions set forth in this Amendment.

1.    AMENDMENTS.

      Upon satisfaction of the conditions precedent contained in
Section 3 hereof, the Credit Agreement shall be and hereby is amended as follows:

         1.1.   The Revolving Credit Commitment set forth in
      Section 1.1 of the Credit Agreement is hereby amended by striking the amount "$15,000,000" appearing in the ninth line thereof and substituting therefor the amount
      "$7,500,000."

         1.2. The definition of term "Consolidated EBITDA" appearing in Section 4.1 of the Credit Agreement is hereby amended and as so amended shall be restated in its entirety to read as follows:

           "CONSOLIDATED EBITDA" means, with reference to any period, Net Income for such period plus all amounts deducted in arriving at such Net Income amount in respect of (i) Interest
           Expense for such period, plus (ii) federal, state and local income taxes for such period, plus (iii) all amounts properly charged for depreciation of fixed assets and amortization of intangible assets during such period on the books of the Company and its Subsidiaries, plus (iv) non-cash charges incurred by the Company on or before July 31, 2003, relating to the write-off of its equity investment in the Washoe County, Nevada project and the closing of the Company's
           Christmas Valley, Oregon facility in an
           aggregate amount not in excess of $3,600,000.

          1.3 Section 10.8 of the Credit Agreement is hereby amended by striking the second paragraph thereof and substituting therefore the following paragraph:

                Oil-Dri Corporation of America
                410 North Michigan Avenue
                Suite 400
                Chicago, Illinois 60611
                Attention: Jeffrey Libert, Vice President and Chief Financial Officer
                Telephone: (312) 706-3239
                Telecopy:  (312) 706-1239

SECTION 2.   REPRESENTATIONS.

      In order to induce the Bank to execute and deliver this Amendment, the Company hereby represents and warrants to the Bank that each of the representations and warranties set forth in
Section 4 of the Credit Agreement is true and correct on and as of the date of this Amendment as if made on and as of the date hereof and as if each reference therein to the Credit Agreement referred to the Credit Agreement as amended hereby and no Default or Event of Default exists under the Credit Agreement or shall result after giving effect to this Amendment.

SECTION 3. CONDITIONS PRECEDENT.

      This Amendment shall become effective upon satisfaction of the following conditions precedent:

          3.1 The Company and the Bank shall have executed and delivered this Amendment.

         3.2. The Company shall have executed and delivered to the Bank a replacement Revolving Credit Note in the form attached hereto as Exhibit A in the face principal amount of $7,500,000.

          3.3 The Company shall have delivered to the Bank a waiver of the Company's fixed charge coverage ratio covenant executed by the Teachers Insurance and Annuity Association of America.

          3.4 Legal matters incident to the execution and delivery of this Amendment shall be satisfactory to the Bank and its counsel.

SECTION 4. MISCELLANEOUS.

      This Amendment may be executed in any number of counterparts and by different parties hereto on separate counterpart signature pages, each of which when so executed shall be an original but all of which shall constitute one and the same instrument.
Except as specifically amended and modified hereby, all of the terms and conditions of the Credit Agreement and the other Loan Documents shall remain unchanged and in full force and effect.
All references to the Credit Agreement in any document shall be deemed to be references to the Credit Agreement as reinstated and amended hereby. All capitalized terms used herein without definition shall have the same meaning herein as they have in the Credit Agreement. This Amendment shall be construed and governed by and in accordance with the internal laws of the State of Illinois.

      This First Amendment to Credit Agreement is dated as of the date first above written.

                                  OIL-DRI CORPORATION OF AMERICA



                                  By
                                    -------------------------------

                                    -------------------------- Name

                                    --------------------------Title

                                  HARRIS TRUST AND SAVINGS BANK



                                  By
                                    -------------------------------

                                    -------------------------- Name

                                    --------------------------Title

                             EXHIBIT A
                  OIL-DRI CORPORATION OF AMERICA
                       REVOLVING CREDIT NOTE


                                                  Chicago, Illinois
$7,500,000                                             May 30, 2002

      On the Termination Date, for value received, the undersigned, Oil-Dri Corporation of America, a Delaware corporation (the "COMPANY"), hereby promises to pay to the order of Harris Trust and Savings Bank (the "BANK") at its office at 111 West Monroe Street, Chicago, Illinois, the principal sum of Seven Million Five Hundred Thousand and no/100 Dollars ($7,500,000), or (ii) such lesser amount as may at the time of the maturity hereof, whether by acceleration or otherwise, be the aggregate unpaid principal amount of all Loans owing from the Company to the Bank under the Revolving Credit provided for in the Credit Agreement hereinafter mentioned.

      This Note evidences Loans made or to be made to the Company by the Bank under the Revolving Credit provided for under that certain Credit Agreement dated as of January 29, 1999, between the Company and the Bank (said Credit Agreement, as the same may be amended, modified or restated from time to time, being referred to herein as the "CREDIT AGREEMENT") and the Company hereby promises to pay interest at the office described above on such Loans evidenced hereby at the rates and at the times and in the manner specified therefor in the Credit Agreement.

      This Note is issued in substitution of and replacement of that certain Revolving Credit Note dated January 29, 1999, issued by the Company to the Bank in the face principal amount of $15,000,000. Each Loan made under the Revolving Credit against this Note, any repayment of principal hereon, the status of each such Loan from time to time as part of the Domestic Rate Portion or a LIBOR Portion or an Offered Rate Portion and, in the case of a Fixed Rate Portion, the interest rate and Interest Period applicable thereto shall be endorsed by the holder hereof on a schedule to this Note or recorded on the books and records of the holder hereof (provided that such entries shall be endorsed on a schedule to this Note prior to any negotiation hereof). The Company agrees that in any action or proceeding instituted to collect or enforce collection of this Note, the entries endorsed on a schedule to this Note or recorded on the books and records of the holder hereof shall be prima facie evidence of the unpaid principal balance of this Note, the status of each such Loan from time to time as part of the Domestic Rate Portion or a LIBOR Portion or an Offered Rate Portion and, in the case of any Fixed Rate Portion, the interest rate and Interest Period applicable thereto.

      This Note is issued by the Company under the terms and provisions of the Credit Agreement, and this Note and the holder hereof are entitled to all of the benefits provided for thereby or referred to therein, to which reference is hereby made for a statement thereof. This Note may be declared to be, or be and become, due prior to its expressed maturity and voluntary prepayments may be made hereon, all in the events, on the terms and with the effects provided in the Credit Agreement. All capitalized terms used herein without definition shall have the same meanings herein as such terms are defined in the Credit Agreement.

      THIS NOTE SHALL BE CONSTRUED IN ACCORDANCE WITH, AND
GOVERNED BY, THE INTERNAL LAWS OF THE STATE OF ILLINOIS WITHOUT
REGARD TO PRINCIPLES OF CONFLICTS OF LAWS.

      The Company hereby promises to pay all costs and expenses
(including reasonable attorneys' fees) suffered or incurred by the holder hereof in collecting this Note or enforcing any rights in any collateral therefor. The Company hereby waives presentment for payment and demand.

                                  OIL-DRI CORPORATION OF AMERICA



                            By
                              -------------------------------
                            Name:  Jeffrey Libert
                              -------------------------------
                            Title: Vice President and Chief Financial Officer

Exhibit 11

                  OIL-DRI CORPORATION OF AMERICA
                COMPUTATION OF NET INCOME PER SHARE
            (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


                                                    YEAR ENDED JULY 31
                                                  2002     2001      2000
                                                -------   -------   -------
Net (loss) income available to stockholders     $(1,094)  $   913   $ 2,227
   (numerator)                                  =======   =======   =======

Shares Calculation
   (denominator)

Average shares outstanding -                      5,614     5,613     5,647
   basic

Effect of Dilutive Securities:

Potential Common Stock relating
   to stock options                                  57         0        30
                                                -------   -------   -------
Average shares outstanding -
   assuming dilution                              5,671     5,613     5,677
                                                =======   =======   =======

Net (Loss) Income Per Share:
   Basic                                        $ (0.19)  $  0.16   $  0.39
                                                =======   =======   =======

   Dilutive                                     $ (0.19)  $  0.16   $  0.39
                                                =======   =======   =======

Exhibit 21

                  SUBSIDIARIES OF THE REGISTRANT


                                              STATE OR COUNTRY
SUBSIDIARY                                    OF INCORPORATION
----------                                    ----------------
Oil-Dri Corporation of Georgia                Georgia
Oil-Dri Production Company                    Mississippi
Mounds Production Company, L.L.C.             Delaware
Oil-Dri, S.A.                                 Switzerland
Favorite Products Company, Ltd.               Canada
Blue Mountain Production Co.                  Mississippi
Oil-Dri (U.K.) Ltd.                           United Kingdom
Ochlocknee Holding Co., S.A.                  Spain
Ochlocknee Mining Co., S.A.                   Spain
Oil-Dri Corporation of Nevada                 Nevada
Phoebe Products Company                       Delaware
Mounds Management, Inc.                       Delaware
B.T. Acquisition Company                      Illinois


Exhibit 23


             CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

        As independent public accountants, we hereby consent to the use of our reports and to all references to our Firm included in or by incorporation by reference made a part of the Annual Report on Form 10-K of Oil-Dri Corporation of America for the fiscal year ended July 31, 2002 and the Registration Statement on Form S-8 relating to the 1995 Long Term Incentive Plan and the 1988 Stock Option Plan.


Blackman Kallick Bartelstein, LLP

October 14, 2002