Form 10-Q
period 2002-10-31
OIL DRI CORPORATION OF AMERICA
filed 2002-12-13
CIK 74046

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[x]                  Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934
                        For the Quarterly Period Ended October 31, 2002

                                       OR

[ ]                 Transition Report Pursuant to Section 13 or 15(d) of the
                                Securities Exchange Act of 1934
                For the transition period from             to
                                              ------------    ---------------

                              Commission File Number 0-8675

                         OIL-DRI CORPORATION OF AMERICA
           (Exact name of the registrant as specified in its charter)


                              Delaware                        36-2048898
                    ------------------------------          ----------------
                   (State or other jurisdiction of         (I.R.S. Employer
                    incorporation or organization)         Identification No.)

                  410 North Michigan Avenue, Suite 400         60611-4213
                           Chicago, Illinois                   (Zip Code)
                           -----------------                   ----------
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

                              Yes   X      No
                                 -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock - 5,471,685 Shares (Including 1,276,138 Treasury Shares) Class B Stock - 1,765,083 Shares (Including 342,241 Treasury Shares)

                                   CONTENTS

                                                                           Page
                                    PART I

Item 1: Financial Statements...............................................3-11


Item 2: Management Discussion And Analysis Of Financial Condition
        And The Results Of Operations.....................................12-14

Item 3: Quantitative And Qualitative Disclosures About Market Risk........14-15

Item 4: Controls And Procedures..............................................15


                                   PART II

Item 6: Exhibits And Reports on Form 8-K.....................................16

Signatures...................................................................17

Certifications............................................................18-19

PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements

      OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS OF DOLLARS)

                                                        October 31
                                                           2002       July 31
                ASSETS                                 (unaudited)      2002
                                                        ----------  ----------
CURRENT ASSETS
Cash and Cash Equivalents                                 $  4,167    $ 7,154
Investment in Treasury Securities                            9,540      7,807
Investment Securities                                        1,280      1,275
Accounts Receivable, less allowance
  of $478 and $392 at October 31, 2002
  and July 31, 2002, respectively                           21,040     21,415
Other Receivables                                              942      1,025
Inventories                                                 11,769     11,798
Prepaid Overburden Removal Expense                           3,435      3,678
Prepaid Expenses                                             3,861      3,392
                                                          --------   --------
       TOTAL CURRENT ASSETS                                 56,034     57,544
                                                          --------   --------

PROPERTY, PLANT AND EQUIPMENT
Cost                                                       138,442    137,306
Less Accumulated Depreciation and
Amortization                                               (90,539)   (88,684)
                                                          --------   --------
       TOTAL PROPERTY, PLANT AND EQUIPMENT, NET             47,903     48,622
                                                          --------   --------
OTHER ASSETS
Goodwill, net of accumulated amortization
  of $2,290 at October 31, 2002 and July
  31, 2002                                                   5,430      5,430
Intangibles, net of accumulated amortization
  of $2,105 and $1,982 at October 31, 2002
  and July 31, 2002, respectively                            3,851      3,958
Deferred Income Taxes                                        3,972      3,972
Other                                                        5,532      5,509
                                                          --------   --------
       TOTAL OTHER ASSETS                                   18,785     18,869
                                                          --------   --------

TOTAL ASSETS                                              $122,722   $125,035
                                                          ========   ========


The accompanying notes are an integral part of the consolidated financial statements.

      OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS OF DOLLARS)

                                                        October 31
                                                           2002       July 31
 LIABILITIES & STOCKHOLDERS' EQUITY                    (unaudited)     2002
                                                       -----------  ----------
CURRENT LIABILITIES
Current Maturities of Notes Payable                      $   4,350    $  2,850
Accounts Payable                                             5,391       5,121
Dividends Payable                                              474         473
Accrued Expenses
  Salaries, wages and commissions                            1,948       3,722
  Trade promotions and advertising                           2,861       2,595
  Freight                                                      886         828
  Other                                                      4,052       4,303
                                                         ---------    --------
       TOTAL CURRENT LIABILITIES                            19,962      19,892
                                                         ---------    --------
NONCURRENT LIABILITIES
Notes Payable                                               28,900      31,400
Deferred Compensation                                        2,978       2,954
Other                                                        1,904       1,718
                                                         ---------    --------
       TOTAL NONCURRENT LIABILITIES                         33,782      36,072
                                                         ---------    --------
       TOTAL LIABILITIES                                    53,744      55,964
                                                         ---------    --------
STOCKHOLDERS' EQUITY
Common Stock, par value $.10 per share,
  issued 5,471,685 shares at October 31,
  2002 and July 31, 2002                                       547         547
Class B Stock, par value $.10 per share,
  issued 1,765,083 shares at October 31,
  2002 and July 31, 2002                                       177         177
Additional Paid-In Capital                                   7,644       7,677
Retained Earnings                                           86,727      86,790
Restricted Unearned Stock Compensation                         (38)         (4)
Cumulative Translation Adjustment                           (1,310)     (1,288)
                                                         ---------    --------
                                                            93,747      93,899
Less Treasury stock, at cost (1,276,138
  Common and 342,241  Class B shares at
  October 31, 2002 and 1,279,110 Common
  and 342,241 Class B shares at July
  31, 2002)                                                (24,769)    (24,828)
                                                         ---------    --------
       TOTAL STOCKHOLDERS' EQUITY                           68,978      69,071
                                                         ---------    --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $122,722    $125,035
                                                         =========    ========


The accompanying notes are an integral part of the consolidated financial statements.

     OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
      (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                      (unaudited)

                                                          For The Three Months
                                                            Ended October 31
                                                          --------------------
                                                             2002       2001
                                                          ---------   --------

NET SALES                                                  $ 37,730    $40,023
Cost of Sales                                                29,977     32,166
                                                           --------    -------
GROSS PROFIT                                                  7,753      7,857
Selling, General and Administrative Expenses                 (6,617)    (6,934)
                                                           --------    -------
INCOME FROM OPERATIONS                                        1,136        923

OTHER INCOME (EXPENSE)
  Interest Expense                                             (687)      (679)
  Interest Income                                                65         52
  Gain on the Sale of Mineral Rights                            139         --
  Other, Net                                                    (68)        77
                                                           --------    -------
       TOTAL OTHER EXPENSE, NET                                (551)      (550)
                                                           --------    --------

INCOME BEFORE INCOME TAXES                                      585        373
Income Tax                                                      174        106
                                                           --------    -------
NET INCOME                                                      411        267

RETAINED EARNINGS
Balance at Beginning of Year                                 86,790     89,778
Less Cash Dividends Declared                                    474        473
                                                           --------    -------
RETAINED EARNINGS - OCTOBER 31                             $ 86,727    $89,572
                                                           ========    =======

NET INCOME PER SHARE
  BASIC                                                    $   0.07    $  0.05
                                                          =========    =======
  DILUTIVE                                                 $   0.07    $  0.05
                                                          =========    =======

AVERAGE SHARES OUTSTANDING
  BASIC                                                       5,615      5,614
                                                          =========    =======
  DILUTIVE                                                    5,678      5,625
                                                          =========    =======


The accompanying notes are an integral part of the consolidated financial statements.

     OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED INCOME
               (IN THOUSANDS OF DOLLARS)
                      (unaudited)

                                                          For The Three Months
                                                            Ended October 31
                                                         ---------------------
                                                           2002         2001
                                                         --------      -------

NET INCOME                                               $    411      $   267

Other Comprehensive Income:
  Cumulative Translation Adjustments                          (22)          49
                                                         --------      -------
TOTAL COMPREHENSIVE INCOME                               $    389      $   316
                                                         ========      =======

























The accompanying notes are an integral part of the consolidated financial statements.

      OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                (IN THOUSANDS OF DOLLARS)
                       (unaudited)

                                                          For The Three Months
                                                            Ended October 31
                                                          --------------------
CASH FLOWS FROM OPERATING ACTIVITIES                        2002        2001
                                                          --------    --------

NET INCOME                                                $    411    $    267
                                                          --------    --------
Adjustments to Reconcile Net Income
to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                            2,034       2,222
    Provision for Bad Debts                                     80          78
    Loss on the Sale of Fixed Assets                            --           5
    (Increase) Decrease in:
        Accounts Receivable                                    295        (649)
        Other Receivables                                       83        (324)
        Inventories                                             29      (1,033)
        Prepaid Overburden Removal Expense                     243        (169)
        Prepaid Expenses                                      (469)       (467)
        Other Assets                                           (39)         (7)
    Increase (Decrease) in:
        Accounts Payable                                       270      (1,369)
        Accrued Expenses                                    (1,700)      1,885
        Deferred Compensation                                   24         (15)
        Other Liabilities                                      186          94
                                                          --------    --------
               TOTAL ADJUSTMENTS                             1,036         251
                                                          --------    --------

    NET CASH PROVIDED BY OPERATING ACTIVITIES                1,447         518
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures                                    (1,315)     (1,352)
    Purchases of Investment Securities                      (2,448)         --
    Dispositions of Investment Securities                      710          --
                                                          --------    --------

    NET CASH USED IN INVESTING ACTIVITIES                   (3,053)     (1,352)
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal Payments on Long-Term Debt                    (1,000)       (507)
    Dividends Paid                                            (473)       (473)
    Other                                                       92          29
                                                          --------    --------
    NET CASH USED IN FINANCING ACTIVITIES                   (1,381)       (951)
                                                          --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (2,987)     (1,785)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 7,154       4,444
                                                          --------    --------
CASH AND CASH EQUIVALENTS, OCTOBER 31                       $4,167      $2,659
                                                          ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1. BASIS OF STATEMENT PRESENTATION

The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 2002, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated.

The unaudited financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.

Certain items in prior year financial statements have been reclassified to conform to the presentation used in fiscal 2003.

As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases. A significant part of the overall mining cost is incurred during the process of removing the overburden (non-usable material) from the land, thus exposing the sorbent material that is then used in a majority of the Company's production processes. The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid expense is amortized over the estimated available material. As of October 31, 2002, the Company had $3,435,000 of prepaid expense recorded on its consolidated balance sheet. During the first three months of fiscal 2003, the Company amortized to current expense approximately $1,043,000 of previously recorded prepaid expense. Please also refer to footnote 4 for a discussion of a change in the accounting estimate associated with this prepaid expense.

2. INVENTORIES

The composition of inventories is as follows (in thousands):

                           -------------------------
                            October 31    July 31
                           (Unaudited)   (Audited)
                           -------------------------
                               2002        2002
                           -------------------------

Finished goods               $ 6,621       $6,673
Packaging                      3,770        3,368
Other                          1,378        1,757
                           -----------   -----------
                             $11,769       $11,798
                           ===========   ===========

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

3. DEFINITIVE AGREEMENT TO PURCHASE ASSETS

On November 19, 2002, the Company announced that it had signed a definitive agreement to purchase, for $6,000,000 cash, various assets principally relating to the Jonny Cat(R) cat litter business of A&M Products, a wholly-owned subsidiary of The Clorox Company (NYSE: CLX). Included in the purchase (the "Purchase") are inventories, trademarks, a manufacturing plant
in Taft, Calif., and extensive mineral reserves.   The agreement is subject
to customary closing conditions, including the Company's satisfaction with its due diligence. The parties anticipate closing the transaction in December.

In anticipation of the purchase from A&M Products, the Company and Harris Trust and Savings Bank have executed a second amendment to the credit agreement, dated January 29, 1999. This amendment, among other things, modifies the fixed charge coverage ratio such that the Company will be allowed to incur and exclude up to $6,000,000 of capital expenditures on or before March 31, 2003. Although, as discussed in the Liquidity and Capital Resources section of this Form 10-Q, the Company has other credit agreements of the Company containing restrictive covenants which, among other things, limit the Company's ability to make capital expenditures, no other such agreements limit the ability to consummate the purchase.

4. CHANGE IN ACCOUNTING ESTIMATE FOR PREPAID OVERBURDEN REMOVAL EXPENSE

During the second quarter of fiscal 2002, an internal review of the estimated amount of uncovered mineable clay took place at the Company's Georgia production complex. The quantity of uncovered clay is one of the key elements in the amortization of the prepaid overburden removal expense account balance. The review led to a change in the estimated amount of uncovered clay, which in turn caused a change in the rate of amortization of the prepaid overburden removal expense account. The impact of this estimate revision for the first quarter of fiscal 2003 was an additional pre-tax charge to cost of goods sold of approximately $370,000 versus the previous estimate, or approximately $0.05 per fully diluted share on an after-tax basis. The estimate change also increased the amortization rate approximately $1.31 per ton of uncovered mineable clay. Based on the current ending estimate of uncovered clay, the Company will have to amortize the prepaid overburden removal expense account balance using the increased rate for approximately the next two to three months. Thereafter, management believes that prepaid overburden removal expense amortization should return to historical rates.

5. SALE OF MINERAL RIGHTS

During the first quarter, the Company reported a $139,000 pre-tax gain when it elected to sell certain mineral leases on land in Tennessee. The land was geographically located in an area that the Company was not actively planning to pursue. The mineral rights, had they been pursued, would have been associated with any or all of the operating segments.

6. NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133," (SFAS No. 138), which was required to be adopted in fiscal years beginning after June 15, 2000. One of the primary amendments to SFAS No. 133 establishes a "normal purchases and normal sales" exception. This exception permits companies to exclude contracts that provide for the purchase or sale of something other than a financial derivative instrument that will be delivered in quantities expected to be used or sold by the entity over a reasonable period of time in the normal course of business operations. The Company has forward purchase contracts for certain natural gas commodities that qualify for the "normal purchase" exception provisions of the amended statement. The adoption of SFAS No. 133 as amended by SFAS No. 138 had no material impact on either the financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141, the pooling of interest method is no longer permitted for business combinations after June 30, 2001. Under SFAS No. 142, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted SFAS No. 142 for the first quarter of fiscal 2003. Management conducted a review of the estimated fair market value of the business segments during the first quarter of fiscal 2003, using a combination of discounted cash flow techniques and an outside appraiser's evaluations. Based upon management's review, no impairment adjustment was required at October 31, 2002. Had SFAS No. 142 been in effect for the first quarter of fiscal 2002, net income and earnings per share, net of tax, would have been as follows:

                                          First Quarter Ended
                                              October 31,
                                          --------------------
                                           2002          2001
                                          ------        ------
Net Income
      Net as reported                     $  411         $  267
      Add back:  Goodwill Amortization        --             30
                                          ------        -------
      Adjusted net income                 $  411         $  297
                                          ======        =======
Basic Earnings Per Share
      Net as reported                     $ 0.07         $ 0.05
      Goodwill amortization                   --           0.01
                                          ------         ------
      Adjusted net income                  $0.07         $ 0.06
                                          ======         ======

Diluted Earnings Per Share
      Net as reported                     $ 0.07         $ 0.05
      Goodwill amortization                   --         $ 0.01
                                          ------         ------
      Adjusted net income                 $ 0.07         $ 0.06
                                          ======         ======

Weighted Average Shares Outstanding
      Basic                                5,615          5,614
      Fully diluted                        5,678          5,625

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. Under the new rules, the fair value of a liability for any asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company adopted SFAS No. 143, for the quarter ending on October 31, 2002. Mining land reclamation activities occur as part of the Company's normal overburden removal process. Therefore, the Company determined that an additional liability for land reclamation was immaterial to the overall presentation of the financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal or Long-Lived Assets," effective for years beginning after December 15, 2001. Under the new rules, the accounting and reporting for the impairment and disposal of long-lived assets have been superseded from SFAS No. 121 and APB No. 30. Also, ARB No. 51 has been amended to eliminate the exception for consolidation for a temporary subsidiary. Adoption is required for fiscal years beginning after December 15, 2001. Effective October 31, 2002, the Company adopted SFAS No. 144, which did not have an effect on the financial statements of the Company.

7.  SEGMENT REPORTING

The Company has four reportable operating segments: Consumer Products Group, Specialty Products Group, Crop Production and Horticultural Products Group, and Industrial and Automotive Products Group. These segments are managed separately because each business has different economic characteristics.

The accounting policies of the segments are the same as those described in
Note 1 of the Company's Annual Report for the year ended July 31, 2002 on Form 10-K filed with the Securities and Exchange Commission.

Because management does not rely on segment asset allocation, information regarding segment assets is not meaningful and therefore is not reported.

                                          -------------------------------------
                                              Three Months Ended October 31
                                          -------------------------------------
                                              Net Sales        Operating Income
                                          -------------------------------------
                                            2002      2001      2002     2001
                                          --------  --------  -------  --------
                                                       (in thousands)
Consumer Products Group.................. $ 22,381   $25,197    2,806     2,036
Specialty Products Group.................    6,636     6,430    1,686     1,591
Crop Production and Horticultural
  Products Group.........................    3,866     3,488      209       201
Industrial and Automotive Products
  Group..................................    4,847     4,908     (183)      182
                                           --------  -------   -------  -------
TOTAL SALES/OPERATING INCOME.............  $37,730   $40,023    4,518     4,010
                                           ========  =======   -------  -------
  Gain on the Sale of Mineral Rights(1).....................      139        --
Less:
  Corporate Expenses........................................    3,450     3,010
  Interest Expense, net of Interest Income..................      622       627
                                                               -------  -------
INCOME BEFORE INCOME TAXES..................................      585       373
                                                               -------  -------
Income Taxes................................................      174       106
                                                               -------  -------
NET INCOME..................................................   $  411   $   267
                                                               =======  =======

1. See Note 5 for a discussion of the gain on the sale of mineral rights.

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

THREE MONTHS ENDED OCTOBER 31, 2002 COMPARED TO
THREE MONTHS ENDED OCTOBER, 2001

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended October 31, 2002 were $37,730,000, a decrease of 5.7% from net sales of $40,023,000 in the first three months of fiscal 2002. Net income for the first three months of fiscal 2003 was $411,000, an increase of 53.9% from $267,000 earned in the first three months of fiscal 2002. Fiscal 2003 income was positively impacted by a
pre-tax gain of $139,000 on the sale of mineral rights.   Basic and diluted
net income per share for the first three months of fiscal 2003 was $0.07 versus $0.05 basic and diluted net income per share earned in the first three months of fiscal 2002.

Net sales of the Consumer Products Group for the first three months of fiscal 2003 were $22,381,000, a decrease of 11.2% from net sales of $25,197,000 in the first three months of fiscal 2002. This segment's operating income increased 37.8% from $2,036,000 in the first three months of fiscal 2002 to $2,806,000 in the first three months of fiscal 2003. There were a number of factors that drove the results. The reduction in sales was generally driven by the elimination of unprofitable business with Wal-Mart, which was implemented late in the fourth quarter of fiscal 2002. Also, the group did a much better job of controlling its customer deductions and compensation expenses. Finally, the group's gross profit was improved by an approximately $300,000, driven by an improvement in sales mix of branded and co-manufactured items.

Net sales of the Specialty Products Group for the first three months of fiscal 2003 were $6,636,000, an increase of 3.2% from net sales of $6,430,000 in the first three months of fiscal 2002. This segment's operating income increased 6.0% from $1,591,000 in the first three months of fiscal 2002 to $1,686,000 in the first three months of fiscal 2003. The profit increase was driven by improved sales of PELUNITE PLUSTM, an animal feed binding agent.

Net sales of the Crop Production and Horticultural Products Group for the first three months of fiscal 2003 were $3,866,000, an increase of 10.8% from net sales of $3,488,000 in the first three months of fiscal 2002. Crop Production and Horticultural Products' operating income increased by 4.0% from $201,000 in the first three months of fiscal 2002 to $209,000 in the first three months of fiscal 2003.

Net sales of the Industrial and Automotive Products Group for the first three months of fiscal 2003 were $4,847,000, which was a decrease of 1.2% from net sales of $4,908,000 in the first three months of fiscal 2002. Industrial and Automotive Products' operating income decreased from a profit of $182,000 in the first three months of fiscal 2002 to a loss of $183,000 in the first three months of fiscal 2003. The loss was driven by higher than anticipated manufacturing processing costs. The cost increases were seen in labor and processing inefficiencies, which were subsequently corrected by a capital improvement in the processing department.

Consolidated gross profit as a percentage of net sales for the first three months of fiscal 2003 increased to 20.5% from 19.6% in the first three months of fiscal 2002. A favorable sales mix in the Consumer Products Group and improved sales of PELUNITE PLUSTM in the Specialty Product Group and lower fuel costs in the manufacturing area drove this increase. The Company's year-to-date fiscal 2003 fuel costs are down approximately 13.0% due to a rate reduction from the same period in fiscal 2002. Offsetting these factors were higher than anticipated manufacturing costs.

Operating expenses as a percentage of net sales for the first three months of fiscal 2003 increased slightly to 17.5% from 17.3% in the first three months of fiscal 2002. Reductions of both sales and operating expenses in the Consumer Group helped to maintain this relatively consistent overall expense ratio.

Interest expense and interest income for the first three months of fiscal 2003 did not vary significantly from fiscal 2002.

The Company's effective tax rate was 29.8% of pre-tax income in the first three months of fiscal 2003 versus 28.4% in the first three months of fiscal 2002.

Total assets of the Company decreased $2,313,000 or 1.8% during the first three months of fiscal 2003. Current assets decreased $1,510,000 or 2.6% from fiscal 2002 year-end balances, primarily due to decreased cash and cash equivalents and accounts receivable, offset partially by increases in investments in Treasury securities and prepaid expenses.

Property, plant and equipment, net of accumulated depreciation, decreased $719,000 or 1.5% during the first three months as depreciation expense continued to exceed capital expenditures.

Total liabilities decreased $2,220,000 or 4.0% during the first three months of fiscal 2003. Current liabilities remained flat with the fiscal 2002 year-end balances. Increases in current maturities of notes payable were offset by decreases in accrued expenses.

EXPECTATIONS

The Company believes that fiscal 2003 sales should be down 4% to 7% on a comparable pre-acquisition (Jonny Cat(R)) basis to fiscal 2002. The impact of the Company's decision to restructure its private label supply arrangement with Wal-Mart will reduce sales, but should have a favorable impact on gross profit. Additional sales reductions may occur due to continued product and geographical rationalization in a continuing effort to increase profitability. During the second half of fiscal 2003, the Company's overburden removal cost at its Georgia facility should return to lower levels, positively impacting profitability. However, because of the uncertainties of the general economy, the Company believes it is prudent to forecast the Company's fully diluted earnings per share in a broad range of $0.20 to $0.40 per diluted share for fiscal 2003.

In 1999, the Company signed a significant supply contract with a substantial customer. As part of that contract and subsequent agreements, the Company made certain capital investments and the customer is required to purchase certain amounts in each calendar year for the duration of the contract. If, however, the customer fails to achieve the required annual purchased volume in any year of the contract, then the customer is required to pay to the Company its then unamortized capital cost, approximately $700,000 at December 31, 2002.

The Company believes there is a substantial possibility that the customer will not achieve the required purchase volumes for the calendar year ending December 31, 2002, and therefore will be obligated to pay the Company the then unamortized capital cost payment referred to above. The Company has not accrued this potential payment as of October 31, 2002, nor has it reflected any of this payment in the Company's fully diluted earnings per share estimates.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio of 2.8:1 at October 31, 2002 decreased slightly from 2.9:1 at July 31, 2002. Working capital decreased $1,580,000 during the first three months of fiscal 2003 to $36,072,000, primarily due to a reduction of cash and cash equivalents, accounts receivable and increased current notes payable. This decrease was offset partially by increased investments in Treasury securities, prepaid expenses and decreased accrued expenses. During the first three months of fiscal 2003, the balances of cash, cash equivalents, investments and investment in Treasury securities decreased $1,249,000 to $14,987,000.

Cash provided by operating activities was used to fund capital expenditures of $1,315,000, payments on long-term debt of $1,000,000 and dividend payments of $473,000. Total cash and investment balances held by the Company's foreign subsidiaries at October 31, 2002 and July 31, 2002 were $2,649,000 and $2,187,000 respectively.

Accounts receivable, less allowance for doubtful accounts, decreased 1.8% during the first three months of fiscal 2002. Days outstanding receivables decreased from 50.4 at July 31, 2002 to 49.2 at October 31, 2002. The Company maintains policies and practices to monitor the creditworthiness of its customers. Such policies include maintenance of a list of customers whose creditworthiness has diminished. The total balance of accounts receivable for accounts on that list represents approximately 7.9% of the Company's outstanding receivables.

The table listed below depicts the Company's Contractual Obligations and Commercial Commitments at October 31, 2002 for the timeframes listed:

CONTRACTUAL OBLIGATIONS

                                   PAYMENTS DUE BY PERIOD
                 -------------------------------------------------------------
                                  LESS
  CONTRACTUAL                    THAN 1       1 - 3       4 - 5      AFTER 5
  OBLIGATIONS       TOTAL         YEAR        YEARS       YEARS       YEARS
--------------   ------------  -----------  -----------  --------  -----------
Long-Term Debt    $33,250,000  $ 4,350,000  $5,660,000 $7,160,000  $16,080,000
Operating
Leases             14,966,000    2,181,000   1,774,000  1,053,000    9,958,000
Unconditional
Purchase
Obligations         3,917,000    3,917,000          --         --           --
                  -----------  -----------  ----------- ----------  -----------
Total
Contractual
Cash
Obligations       $52,133,000  $10,448,000   $7,434,000 $8,213,000  $26,038,000
                 ============  ===========  =========== ==========  ===========

OTHER COMMERCIAL COMMITMENTS

                         AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                 -----------------------------------------------------------
     OTHER          TOTAL        LESS
  COMMERCIAL       AMOUNTS      THAN 1       1 - 3       4 - 5     AFTER 5
  COMMITMENTS     COMMITTED      YEAR        YEARS       YEARS      YEARS
---------------- ----------    ----------  -----------  --------  ----------
Standby
Letters of       $2,963,000    $2,963,000           --        --          --
Credit
Guarantees           26,000        26,000           --        --          --
Other
Commercial
Commitments         670,000       670,000           --        --          --
                 ----------    ----------  -----------  --------  ----------
Total
Commercial
Commitments      $3,659,000    $3,659,000  $        --  $     --  $       --
                 ============  ==========  ===========  ========  ==========

Liquidity needs have been, and are expected to be, met through internally generated funds and, to the extent needed, borrowings under the Company's revolving credit facility with Harris Trust and Savings. As of October 31, 2002, the Company has $7,500,000 available under the credit facility. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit the Company's ability to incur additional indebtedness, to acquire (including a limitation on capital expenditures) or dispose of assets and to pay dividends.

The Company believes that cash flow from operations and availability under its revolving credit facility will provide adequate funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations. The Company's ability to fund operations, make planned capital expenditures, including new facility construction, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the revolving credit facility with Harris, depends on its future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries during the three months ended October 31, 2002 were $2,530,000 or 6.7% of total Company sales. This represents a decrease of 12.8% from the first quarter of fiscal 2002, in which foreign subsidiary sales were $2,903,000 or 7.3% of total Company sales. This decrease in sales was partially due to the loss of private label business from one customer of the Canadian operation. For the three months ended October 31, 2002, the foreign subsidiaries reported a profit of $32,000, an improvement of $166,000 from the $134,000 loss reported in the first quarter of fiscal 2002. The improvement for the quarter was due to a better sales mix, lower material costs and higher machine efficiencies at the Company's Canadian operation.

Identifiable assets of the Company's foreign subsidiaries as of October 31, 2002 were $9,986,000 compared to $10,255,000 as of October 31, 2001. This reduction was seen mostly in inventory.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk and employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short-term investments. The Company had two interest rate swap agreements as of October 31, 2002. The Company believes that the market risk arising from holdings of its financial instruments is not material.

The Company is exposed to commodity price risk with respect to natural gas. The Company has contracted for a significant portion of its fuel needs for fiscal 2003 using forward purchase contracts to manage the volatility related to this exposure. These contracts will reduce the volatility in fuel prices, and the weighted average cost of these contracts have been estimated to be approximately 17% lower than the contracts for fiscal 2002. No contracts were entered into for speculative purposes.

The table below provides information about the Company's natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the table presents the notional amounts in MMBtu's, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2003. The Fair Value was determined using the "Most Recent Settle" price for the "Henry Hub Natural Gas" option contract prices as listed by the New York Mercantile Exchange on December 3, 2002.


----------------------------------------------------------------
                  Commodity Price Sensitivity
                  Natural Gas Future Contracts
               For the Year Ending July 31, 2003
----------------------------------------------------------------
                                         Expected 2003     Fair
                                           Maturity        Value
----------------------------------------------------------------
Natural Gas Future Volumes (MMBtu's)        645,000           --
Weighted Average Price (Per MMBtu)         $   3.82           --
Contract Amount ($ U.S., in thousands)     $2,462.9     $2,478.3
----------------------------------------------------------------


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


ITEM 4.  CONTROLS AND PROCEDURES

(a) Based on their evaluation within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934, as amended, are effective for gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Act.
(b) There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the date of last evaluation of those internal controls.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)EXHIBITS:  The following document is an exhibit to this report.

         Exhibit 11:     Statement Re:  Computation of per share
                         earnings

     (b)REPORTS ON FORM 8-K:

            Registrant filed a report on Form 8-K dated October 15, 2002, reporting on Item 9 thereof that it had furnished Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Registrant filed a report on Form 8-K dated October 16, 2002, reporting on Item 4 thereof Changes in Registrant's Certifying Accountant.

   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   OIL-DRI CORPORATION OF AMERICA
     (Registrant)



   BY /s/Jeffrey M. Libert
      ---------------------------
      Jeffrey M. Libert
      Chief Financial Officer



   BY /s/Daniel S. Jaffee
      ---------------------------
      Daniel S. Jaffee
      President and Chief Executive Officer






   Dated:  December 13, 2002

   CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

   I. I, Daniel S. Jaffee, Chief Executive Officer of Oil-Dri Corporation of America, certify that:

       1.  I  have  reviewed  this   quarterly   report  on  Form  10-Q  of
           Oil-Dri Corporation of America ("Oil-Dri");

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Oil-Dri as of, and for, the periods presented in this quarterly report;

       4. Oil-Dri's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Oil-Dri and we have:

           a. designed such disclosure controls and procedures to ensure that material information relating to Oil-Dri, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

           b. evaluated the effectiveness of Oil-Dri's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

       5. Oil-Dri's other certifying officer and I have disclosed, based on our most recent evaluation, to Oil-Dri's auditors and the audit committee of Oil-Dri's board of directors:

           a. all significant deficiencies in the design or operation of internal controls which could adversely affect Oil-Dri's ability to record, process, summarize and report financial data and have identified for Oil-Dri's auditors any material weaknesses in internal controls; and

           b. any fraud, whether or not material, that involves management or other employees who have a significant role in Oil-Dri's internal controls; and

       6. Oil-Dri's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




   Date:    December 13, 2002
            --------------------------



   By:      /s/ Daniel S. Jaffee
            --------------------------
            Daniel S. Jaffee
            President  and Chief  Executive
            Officer

   CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

   I. I, Jeffrey M. Libert, Chief Financial Officer of Oil-Dri Corporation of America, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Oil-Dri Corporation of America ("Oil-Dri");

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Oil-Dri as of, and for, the periods presented in this quarterly report;

       4. Oil-Dri's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Oil-Dri and we have:

           a. designed such disclosure controls and procedures to ensure that material information relating to Oil-Dri, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

           b. evaluated the effectiveness of Oil-Dri's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

       5. Oil-Dri's other certifying officer and I have disclosed, based on our most recent evaluation, to Oil-Dri's auditors and the audit committee of Oil-Dri's board of directors:

           a. all significant deficiencies in the design or operation of internal controls which could adversely affect Oil-Dri's ability to record, process, summarize and report financial data and have identified for Oil-Dri's auditors any material weaknesses in internal controls; and

           b. any fraud, whether or not material, that involves management or other employees who have a significant role in Oil-Dri's internal controls; and

       6. Oil-Dri's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





   Date:    December 13, 2002
            --------------------------



   By:      /s/ Jeffrey M. Libert
            --------------------------
            Jeffrey M. Libert
            Chief Financial Officer

                                   EXHIBITS


Exhibit 11:  Statement Re:  Computation of per share earnings

Exhibit 11

                 OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                  (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)



                                             --------------------
                                             Three Months Ended
                                                 October 31
                                             --------------------

                                                 2002       2001
                                             --------------------
Net income available to Stockholders
(numerator)                                    $  411     $  267
                                             ---------  ---------

Shares Calculation (denominator):               5,615      5,614

Average shares outstanding - basic

Effect of Dilutive Securities:

Potential Common Stock
      relating to stock options                    63         11
                                             ---------  ---------
Average shares outstanding- assuming            5,678      5,625
dilution
                                             =========  =========

Earnings per share-basic                       $ 0.07      $0.05
                                             =========  =========

Earnings per share-assuming dilution           $ 0.07      $0.05
                                             =========  =========


