Form 10-Q
period 2003-01-31
OIL DRI CORPORATION OF AMERICA
filed 2003-03-14
CIK 74046

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[x]          Quarterly Report Pursuant to Section 13 or 15(d)of the
                         Securities Exchange Act of 1934
                 For the Quarterly Period Ended January 31, 2003

                                       OR

[ ]         Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
         For the transition period from _____________ to ______________

                          Commission File Number 0-8675

                         OIL-DRI CORPORATION OF AMERICA
           (Exact name of the registrant as specified in its charter)


                        Delaware                        36-2048898
             (State or other jurisdiction of         (I.R.S. Employer
              incorporation or organization)        Identification No.)

            410 North Michigan Avenue, Suite            60611-4213
                           400                          (Zip Code)
                    Chicago, Illinois
             (Address of principal executive
                        offices)


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

Common Stock - 5,471,685 Shares (Including 1,292,538 Treasury Shares) Class B Stock - 1,765,083 Shares (Including 342,241 Treasury Shares)

Indicate by check mark whether the Registrant is an accelerated filer:

Yes             No     X
      -------        ------

The aggregate market value of the Registrant's Common Stock owned by non-affiliates as of January 31, 2003 for accelerated filer purposes was $38,882,000.

                                    CONTENTS

                                                                           Page
                                PART I

Item 1: Financial Statements...............................................3-13


Item 2: Management Discussion And Analysis Of Financial Condition
        And The Results Of Operations.....................................14-17

Item 3: Quantitative And Qualitative Disclosures About Market Risk........17-18

Item 4: Controls And Procedures..............................................18


                                PART II

Item 4: Submission of Matters to a Vote of Security Holders..................19

Item 6: Exhibits And Reports on Form 8-K.....................................19

Signatures...................................................................20

Certifications............................................................21-22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS OF DOLLARS)


                                                  JANUARY 31
                                                    2003       JULY 31
                                                 (UNAUDITED)    2002
             ASSETS                             ------------  ---------

CURRENT ASSETS
Cash and Cash Equivalents                          $   3,037   $  7,154
Investment in Treasury Securities                      7,107      9,082
Accounts Receivable, less allowance
  of $519 and $392 at January 31, 2003
  and July 31, 2002, respectively                     26,637     21,415
Other Receivables                                        522      1,025
Inventories                                           12,887     11,798
Prepaid Overburden Removal Expense                     3,008      3,678
Prepaid Expenses                                       3,962      3,392
                                                ------------  ---------
   TOTAL CURRENT ASSETS                               57,160     57,544
                                                ------------  ---------

PROPERTY, PLANT AND EQUIPMENT - AT COST
Cost                                                 143,281    137,306
Less Accumulated Depreciation and
Amortization                                        (92,452)   (88,684)
                                                ------------  ---------
   TOTAL PROPERTY, PLANTAND EQUIPMENT, NET            50,829     48,622
                                                ------------  ---------

OTHER ASSETS
Goodwill                                               5,447      5,430
Intangibles, net of accumulated amortization
 of $2,228 and $1,982 at January 31, 2003 and
 July 31, 2002, respectively                           3,730      3,958
Deferred Income Taxes                                  4,028      3,972
Other                                                  5,557      5,509
                                                ------------  ---------
   TOTAL OTHER ASSETS                                 18,762     18,869
                                                ------------  ---------

TOTAL ASSETS                                       $ 126,751   $125,035
                                                ============  =========


The accompanying notes are an integral part of the consolidated financial statements.

            OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS OF DOLLARS)


  LIABILITIES & STOCKHOLDERS' EQUITY              JANUARY 31
                                                     2003       JULY 31
                                                 (UNAUDITED)     2002
                                                ------------  ---------
CURRENT LIABILITIES
Current Maturities of Notes Payable                $   4,350   $  2,850
Accounts Payable                                       4,205      5,121
Dividends Payable                                        472        473
Accrued Expenses
  Salaries, wages and commissions                      2,970      3,722
  Trade promotions and advertising                     3,864      2,595
  Freight                                              1,306        828
  Other                                                5,836      4,303
                                                ------------  ---------
   TOTAL CURRENT LIABILITIES                          23,003     19,892
                                                ------------  ---------

NONCURRENT LIABILITIES
Notes Payable                                         28,900     31,400
Deferred Compensation                                  2,939      2,954
Other                                                  2,214      1,718
                                                ------------  ---------
   TOTAL NONCURRENT LIABILITIES                       34,053     36,072
                                                ------------  ---------

TOTAL LIABILITIES                                     57,056     55,964
                                                ------------  ---------

STOCKHOLDERS' EQUITY
Common Stock, par value $.10 per ahare,
  issued 5,471,685 shares at January 31,
  2003 and July 31, 2002                                 547        547
Class B Stock, par value $.10 per share,
  issued 1,765,083 shares at January  31,
  2003 and July 31, 2002                                 177        177
Additional Paid-In Capital                             7,645      7,677
Retained Earnings                                     87,474     86,790
Restricted Unearned Stock Compensation                  (32)        (4)
Cumulative Translation Adjustment                    (1,193)    (1,288)
                                                ------------  ---------
                                                      94,618     93,899
Less Treasury stock, at cost (1,292,538
   Common and 342,241 Class B shares at
   January 31, 2003 and 1,279,700 Common
   and 342,241 Class B shares at July
   31, 2002)                                        (24,923)   (24,828)
                                                ------------  ---------
   TOTAL STOCKHOLDERS' EQUITY                         69,695     69,071
                                                ------------  ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $ 126,751   $125,035
                                                ============  =========

The accompanying notes are an integral part of the consolidated financial statements.

            OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
            (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                             (UNAUDITED)

                                                   FOR THE SIX MONTHS
                                                    ENDED JANUARY 31
                                                -----------------------
                                                    2003        2002
                                                ------------  ---------
NET SALES                                          $  82,186   $ 83,803
Cost of Sales                                         64,810     67,999
                                                ------------  ---------
GROSS PROFIT                                          17,376     15,804
Other Contractual Income                                 675         --
Selling, General and Administrative Expenses        (14,569)   (14,101)
                                                ------------  ---------
INCOME FROM OPERATIONS                                 3,482      1,703

OTHER INCOME (EXPENSE)
  Interest Expense                                   (1,348)    (1,343)
  Interest Income                                        119        147
  Gain on the Sale of Mineral Rights                     139         --
  Other, Net                                            (35)       (27)
                                                ------------  ---------
   TOTAL OTHER EXPENSE, NET                          (1,125)    (1,223)
                                                ------------  ---------

INCOME BEFORE INCOME TAXES                             2,357        480
Income Taxes                                             727        139
                                                ------------  ---------
NET INCOME                                             1,630        341

RETAINED EARNINGS
Balance at Beginning of Year                          86,790     89,778
Less Cash Dividends Declared                             946        946
                                                ------------  ---------
RETAINED EARNINGS - JANUARY 31                        87,474     89,173
                                                ============  =========

NET INCOME PER SHARE
  Basic                                            $    0.29   $   0.06
                                                ============  =========
  Diluted                                               0.29       0.06
                                                ============  =========

AVERAGE SHARES OUTSTANDING
  Basic                                                5,615      5,614
                                                ============  =========
  Diluted                                              5,687      5,643
                                                ============  =========

The accompanying notes are an integral part of the consolidated financial statements.

            OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED INCOME
                      (IN THOUSANDS OF DOLLARS)
                             (UNAUDITED)

                                                   For The Six Months
                                                         Ended
                                                      January 31
                                                -----------------------
                                                    2003        2002
                                                ------------  ---------
NET INCOME                                        $    1,630   $    341
Other Comprehensive Income:
  Cumulative Translation Adjustments                      95       (17)
                                                ------------  ---------

TOTAL COMPREHENSIVE INCOME                        $   1,725    $    324
                                                ============  =========
























The accompanying notes are an integral part of the consolidated financial statements.

           OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
            (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                             (UNAUDITED)

                                                 For The Three Months
                                                   Ended January 31
                                                -----------------------
                                                    2003        2002
                                                ------------  ---------
NET SALES                                          $  44,456   $ 43,780
Cost of Sales                                         34,833     35,833
                                                ------------  ---------
GROSS PROFIT                                           9,623      7,947
Other Contractual Income                                 675         --
Selling, General and Administrative Expenses         (7,952)    (7,167)
                                                ------------  ---------
INCOME FROM OPERATIONS                                 2,346        780

OTHER INCOME (EXPENSE)
  Interest Expense                                     (661)      (664)
  Interest Income                                         55         95
  Other, Net                                              32      (104)
                                                ------------  ---------
   TOTAL OTHER EXPENSE, NET                            (574)      (673)
                                                ------------  ---------

INCOME BEFORE INCOME TAXES                             1,772        107
Income Taxes                                             553         33
                                                ------------  ---------
NET INCOME                                             1,219         74

NET INCOME PER SHARE
  BASIC                                            $    0.22   $   0.01
                                                ============  =========
  DILUTED                                          $    0.21   $   0.01
                                                ============  =========

AVERAGE SHARES OUTSTANDING
  BASIC                                                5,616      5,614
                                                ============  =========
  DILUTED                                              5,701      5,648
                                                ============  =========


The accompanying notes are an integral part of the consolidated financial statements.

            OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED INCOME
                      (IN THOUSANDS OF DOLLARS)
                             (UNAUDITED)

                                                 FOR THE THREE MONTHS
                                                   ENDED JANUARY 31
                                                -----------------------
                                                    2002        2001
                                                ------------  ---------
NET INCOME (LOSS)                                  $   1,219   $     74

Other Comprehensive Income:
  Cumulative Translation Adjustments                     117       (66)
                                                ------------  ---------

TOTAL COMPREHENSIVE INCOME (LOSS)                  $   1,336   $     8
                                                ============  =========
























The accompanying notes are an integral part of the consolidated financial statements.

            OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS OF DOLLARS)
                             (UNAUDITED)

                                                   For The Six Months
                                                    Ended January 31
                                                -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES                2003        2002
                                                ------------  ---------
NET INCOME                                         $   1,630   $    341
                                                ------------  ---------

Adjustments to Reconcile Net Income
  to Net Cash
    Provided by Operating Activities:
    Depreciation and Amortization                      4,174      4,427
    Provision for Bad Debts                              242        256
    (Gain) Loss on the Sale of Fixed Assets               30        (7)
    (Increase) Decrease in:
        Accounts Receivable                          (5,464)    (1,373)
        Other Receivables                                649      (835)
        Inventories                                      418        771
        Prepaid Overburden Removal Expense               670         35
        Prepaid Expenses                                (77)      (333)
        Other Assets                                   (140)      (269)
    Increase (Decrease) in:
        Accounts Payable                               (916)    (1,084)
        Accrued Expenses                               2,382      2,167
        Deferred Compensation                           (15)        107
        Other Liabilities                                496        198
                                                ------------  ---------
               TOTAL ADJUSTMENTS                       2,449      4,060
                                                ------------  ---------

    NET CASH PROVIDED BY OPERATING ACTIVITIES          4,079      4,401
                                                ------------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures                             (2,113)    (2,092)
    Proceeds from Sale of Property,
      Plant and Equipment                                 20         14
    Purchase of Net Assets                           (6,255)
    Purchases of Investment Securities              (18,258)      (557)
    Dispositions of Investment Securities             20,233        553
                                                ------------  ---------

    NET CASH USED IN INVESTING ACTIVITIES            (6,373)    (2,082)
                                                ------------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal Payments on Long-Term Debt             (1,000)    (1,507)
    Dividends Paid                                     (946)      (946)
    Other                                                123       (20)
                                                ------------  ---------

    NET CASH USED IN FINANCING ACTIVITIES            (1,823)    (2,473)
                                                ------------  ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (4,117)      (154)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           7,154      4,444
                                                ------------  ---------

CASH AND CASH EQUIVALENTS, JANUARY 31              $   3,037   $  4,290
                                                ============  =========

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

As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases. A significant part of the Company's overall mining cost is incurred during the process of removing the overburden (non-usable material) from the land, thus exposing the sorbent material that is then used in a majority of the Company's production processes. The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid overburden removal expense is amortized over the estimated available material. As of January 31, 2003, the Company had $3,008,000 of prepaid expense recorded on its consolidated balance sheet. During the first six months of fiscal 2003, the Company amortized to current expense approximately $2,045,000 of previously recorded prepaid expense. Please also refer to Note 4 for a discussion of a change in the accounting estimate associated with this prepaid expense.

2. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

                           -------------------------
                               January 31 July 31
                              (Unaudited) (Audited)
                           -------------------------
                                    2003 2002
                           -------------------------

Finished goods              $   7,128      $   6,673
Packaging                       4,230          3,368
Other                           1,529          1,757
                           -----------   -----------

                            $  12,887      $  11,798
                           ===========   ===========

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

3. PURCHASE OF ASSETS RELATED TO THE JONNY CAT(R) BRAND OF CAT LITTER

On December 13, 2002, the Company completed the purchase, for $6,000,000 in cash, of assets related to the Jonny Cat(R) brand of cat litter (the "Purchase") from a wholly owned subsidiary of The Clorox Company (NYSE: CLX). The Company has also spent approximately $255,000 on various costs related to the Purchase. Included in the Purchase were inventories, trademarks, a manufacturing plant in Taft, CA., and mineral reserves. The Company has contracted with an independent asset valuation expert to determine the fair value of the fixed and intangible assets acquired in the Purchase. Upon completion of the fair evaluation of these assets, the Company will complete the necessary purchase accounting for the transaction. As of January 31, 2003, the best available estimates were utilized to classify and value the assets acquired.

In anticipation of the Purchase, the Company and Harris Trust and Savings Bank executed a second amendment to the Credit Agreement, dated January 29, 1999, as amended, between them. This amendment, among other things, modified the fixed charge coverage ratio such that the Company was allowed to incur (and exclude for purposes of that ratio) up to $6,000,000 of capital expenditures related to the Purchase on or before March 31, 2003, effectively allowing the Company to complete the Purchase and remain in compliance with this covenant. As discussed in the Liquidity and Capital Resources section of this Form 10-Q, the Company has other credit agreements containing restrictive covenants (which, among other things, limit the Company's ability to make capital expenditures), none of these other credit agreements limited the Company's ability to consummate the Purchase.

4. CHANGE IN ACCOUNTING ESTIMATE FOR PREPAID OVERBURDEN REMOVAL EXPENSE

During the second quarter of fiscal 2002, an internal review of the estimated amount of uncovered mineable clay took place at the Company's Georgia production complex. The quantity of uncovered clay is one of the key elements in the amortization of the prepaid overburden removal expense account balance. The review led to a change in the estimated amount of uncovered clay, which in turn caused a change in the rate of amortization of the prepaid overburden removal expense account. The impact of this estimate revision for the first six months of fiscal 2003 was an additional pre-tax charge to cost of goods sold of approximately $630,000 versus the previous estimate, or approximately $0.08 per fully diluted share on an after-tax basis. The estimate change also increased the amortization rate approximately $1.31 per ton of uncovered mineable clay. The Company returned to using lower rates, more consistent with its historic experience at the Georgia complex, to amortize the overburden account at the end of the second quarter of fiscal 2003.

5. SALE OF MINERAL RIGHTS

During the first quarter of fiscal 2003, the Company recorded a $139,000 pre-tax gain from the sale of certain mineral leases on land in Tennessee. The land was geographically located in an area that the Company was not actively planning to develop. The mineral rights, had they been pursued, would have been associated with any or all of the operating segments.

6. OTHER CONTRACTUAL INCOME

During the second quarter of fiscal 2003, the Company recorded $675,000 of other contractual pre-tax income as a result of a one-time payment from a customer who failed to meet minimum purchase requirements under a supply agreement with the Company.


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

The Company adopted SFAS No. 142 in the first quarter of fiscal 2003. Management conducted a review of the estimated fair market value of the business segments during the first quarter of fiscal 2003, using a combination of discounted cash flow techniques and an independent outside appraiser's evaluations. Based upon management's review, no impairment adjustment was required at October 31, 2002. Had SFAS No. 142 been in effect for fiscal 2002, net income and earnings per share, net of tax, would have been as follows:

                                                Three Months Ended
                                                    January 31,
                                            -------------------------
                                                2003          2002
                                            -----------    ----------
Net Income                                  $    1,219     $      74
      Net as reported
      Add back:  Goodwill amortization              --            29
                                            -----------    ----------
      Adjusted net income                   $    1,219     $     103
                                            ===========    ==========

Basic Earnings Per Share
      Net as reported                       $     0.22     $    0.01
      Goodwill amortization                         --          0.01
                                            -----------    ----------
      Adjusted net income                   $     0.22    $    0.02
                                            ===========    ==========

Diluted Earnings Per Share
      Net as reported                       $     0.21     $    0.01
      Goodwill amortization                         --          0.01
                                            -----------    ----------
      Adjusted net income                   $     0.21     $    0.02
                                            ===========    ==========

Weighted Average Shares Outstanding
      Basic                                      5,616         5,614
      Fully diluted                              5,701         5,648


                                                Six Months Ended
                                                    January 31,
                                            -------------------------

                                                2003          2002
                                            -----------    ----------

Net Income                                  $     1,630     $     341
      Net as reported
      Add back:  Goodwill amortization               --            59
                                            -----------    ----------
      Adjusted net income                   $     1,630     $     400
                                            ===========    ==========

Basic Earnings Per Share
      Net as reported                       $      0.29     $    0.06
      Goodwill amortization                          --          0.01
                                            -----------    ----------
      Adjusted net income                   $      0.29     $    0.07
                                            ===========    ==========

Diluted Earnings Per Share
      Net as reported                       $      0.29     $    0.06
      Goodwill amortization                          --          0.01
                                            -----------    ----------
      Adjusted net income                   $      0.29     $    0.07
                                            ===========    ==========

Weighted Average Shares Outstanding
      Basic                                       5,615         5,614
      Fully diluted                               5,687         5,643

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. Under the new rules, the fair value of a liability for any asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company adopted SFAS No. 143, for the six months ended January 31, 2003. Mining land reclamation activities occur as part of the Company's normal overburden removal process. Therefore, the Company determined that an additional liability for land reclamation was immaterial to the overall presentation of the financial statements.

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

The accounting policies of the segments are the same as those described in Note 1 of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002 filed with the Securities and Exchange Commission.

Because management does not rely on segment asset allocation, information regarding segment assets is not meaningful and therefore is not reported.


                                         --------------------------------------
                                             Six Months Ended January 31
                                         --------------------------------------
                                            Net Sales        Operating Income
                                         --------------------------------------
                                           2003      2002      2003      2002
                                         --------  --------  --------  --------
                                                     (in thousands)
Consumer Products Group...........        $49,978   $53,061   $6,606    $4,154
Specialty Products Group..........         12,627    12,667    2,912     2,634
Crop Production and Horticultural
 Products Group...................          9,750     8,296    1,057       896
Industrial and Automotive Products
 Group............................          9,831     9,779    (327)       238
                                         --------  --------  --------  --------
TOTAL SALES/OPERATING INCOME......        $82,186   $83,803  $10,248    $7,922
                                         ========  ========  --------  --------
  Gain on the Sale of Mineral Rights(1)....................      139       --
  Other Contractual Income(2)..............................      675       --

Less:
  Corporate Expenses.......................................    7,477     6,246
  Interest Expense, net of Interest Income.................    1,228     1,196
                                                             --------  --------
INCOME BEFORE INCOME TAXES                                     2,357       480
                                                             --------  --------
Income Taxes                                                     727       139
                                                             --------  --------
NET INCOME                                                    $1,630      $341
                                                             ========  ========


                                         --------------------------------------
                                              Three Months Ended January 31
                                         --------------------------------------
                                             Net Sales        Operating Income
                                         --------------------------------------
                                            2003      2002      2003     2002
                                         --------  --------  --------  --------
                                                     (in thousands)
Consumer Products Group...........        $27,597   $27,864    $3,800   $2,118
Specialty Products Group..........          5,991     6,237     1,226    1,043
Crop Production and Horticultural
 Products Group...................          5,884     4,808       848      695
Industrial and Automotive Products
 Group ...........................          4,984     4,871     (144)       56
                                         --------  --------  --------  --------
TOTAL SALES/OPERATING INCOME......        $44,456   $43,780    $5,730   $3,912
                                         ========  ========  --------  --------
  Other Contractual Income(2)..............................       675      --

Less:
  Corporate Expenses.......................................     4,027    3,236
  Interest Expense, net of Interest Income.................       606      569
                                                              -------  --------
INCOME BEFORE INCOME TAXES TAXES                                1,772      107
                                                              -------  --------
Income Taxes                                                      553       33
                                                              -------  --------
NET INCOME                                                     $1,219      $74
                                                              =======  ========



1. See Note 5 for a discussion of the gain on the sale of mineral rights. 2. See
Note 6 for a discussion of the other contractual income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2003 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2002

RESULTS OF OPERATIONS

Consolidated net sales for the six months ended January 31, 2003 were $82,186,000, a decrease of 1.9% from net sales of $83,803,000 in the first six months of fiscal 2002. Net income for the first six months of fiscal 2003 was $1,630,000, an increase of 378% from $341,000 earned in the first six months of fiscal 2002. Fiscal 2003 net income was positively impacted by a pre-tax gain of $139,000 on the sale of mineral rights, a pre-tax contractual payment of $675,000 from a customer that failed to meet minimum purchase requirements under a supply agreement with the Company and reduced production and distribution costs. Basic and diluted net income per share for the first six months of fiscal 2003 was $0.29 versus $0.06 basic and diluted net income per share earned in the first six months of fiscal 2002.

Net sales of the Consumer Products Group for the first six months of fiscal 2003 were $49,978,000, a decrease of 5.8% from net sales of $53,061,000 in the first six months of fiscal 2002. This segment's operating income, however, increased 59.0% from $4,154,000 in the first six months of fiscal 2002 to $6,606,000 in the first six months of fiscal 2003. There were a number of factors that drove these results. The reduction in sales was driven by the elimination of unprofitable business with Wal-Mart, which was implemented late in the fourth quarter of fiscal 2002. The reduction of sales was partially offset by the acquisition of the Jonny Cat(R) product line. The group tightened its control of customer deductions and experienced lower incentive compensation expenses. Finally, the group's gross profit was increased over $1,500,000 due to the elimination of sales to unprofitable geographic areas and improved sales mix of branded items.

Net sales of the Specialty Products Group for the first six months of fiscal 2003 were $12,627,000, a small decrease of 0.3% from net sales of $12,667,000 in the first six months of fiscal 2002. This segment's operating income increased 10.6% from $2,634,000 in the first six months of fiscal 2002 to $2,912,000 in the first six months of fiscal 2003. The profit increase was driven by improved sales of the animal feed binding agents PelUnite(TM) and PelUnite Plus(TM) and lower manufacturing costs.

Net sales of the Crop Production and Horticultural Products Group for the first six months of fiscal 2003 were $9,750,000, an increase of 17.5% from net sales of $8,296,000 in the first six months of fiscal 2002. The sales increase was seen in our agricultural chemical business and our sports field products. Crop Production and Horticultural Products' operating income increased by 18.0% from $896,000 in the first six months of fiscal 2002 to $1,057,000 in the first six months of fiscal 2003. The increase in operating profit was driven by the gross profit change from increased sales.

Net sales of the Industrial and Automotive Products Group for the first six months of fiscal 2003 were $9,831,000, which was an increase of 0.5% from net sales of $9,779,000 in the first six months of fiscal 2002. Industrial and Automotive Products' operating income decreased from a profit of $238,000 in the first six months of fiscal 2002 to a loss of $327,000 in the first six months of fiscal 2003. The loss was driven by higher than anticipated manufacturing processing labor and expenses. The processing inefficiencies are being addressed through capital investments and maintenance efforts.

Consolidated gross profit as a percentage of net sales for the first six months of fiscal 2003 increased to 21.1% from 18.9% in the first six months of fiscal 2002. A favorable sales mix lead by the acquired Jonny Cat(R) product line in the Consumer Products Group and improved sales of PelUnite PlusTM in the Specialty Product Group, lower fuel costs in the manufacturing area and the elimination of sales to unprofitable geographic areas all contributed to this increase. The Company's year-to-date fuel costs are down approximately 17% due to a rate reduction from the same period in fiscal 2002. Offsetting these factors were higher than anticipated manufacturing processing labor and expenses.

Operating expenses as a percentage of net sales for the first six months of fiscal 2003 increased slightly to 16.9% from 16.8% in the first six months of fiscal 2002. Operating expenses in the first six months of fiscal 2003 were reduced by other contractual income of $675,000, but were increased overall by an increase in compensation expense. Reduced operating expenses in the Consumer Group also helped to maintain this relatively consistent overall expense ratio.

Interest expense and interest income for the first six months of fiscal 2003 did not vary significantly from fiscal 2002.

The Company's effective tax rate was 30.8% of pre-tax income in the first six months of fiscal 2003 versus 29.0% in the first six months of fiscal 2002. Other contractual income led to the increased rate.

Total assets of the Company increased $1,716,000 or 1.4% during the first six months of fiscal 2003. Current assets decreased $384,000 or 0.7% from fiscal 2002 year-end balances, primarily due to decreased cash and cash equivalents and investments, which were principally used to consummate the purchase, for $6,000,000 in cash, of assets related to the Jonny Cat(R) brand of cat litter business (the "Purchase") from a wholly owned subsidiary of the Clorox Company (NYSE: CLX). Offsetting this decrease was an increase in accounts receivable associated with the normal sales seasonality of the business. The Company also saw an increase in inventory as a result of the Purchase.

Property, plant and equipment, net of accumulated depreciation, increased $2,207,000 or 4.5% during the first six months. The increase was due to the Purchase, but was partially offset by normal depreciation expense on the Company's pre-existing fixed asset base.

Total liabilities increased $1,092,000 or 2.0% during the first six months of fiscal 2003. Current liabilities increased $3,111,000 or 15.6% during the first six months of fiscal 2003. Increases in current maturities of notes payable, accrued trade promotions, freight and other liabilities were partially offset by decreases in accrued wages and accounts payable.

EXPECTATIONS

The Company believes that sales for the last two quarters of fiscal 2003 should increase slightly from fiscal 2002. The sales from the Jonny Cat line of products should substantially offset the impact of the Company's decision to restructure its private label supply arrangement with Wal-Mart, however, additional sales decreases may occur due to product and geographical rationalization by the Company in its continuing effort to increase profitability. During the second half of fiscal 2003, the Company's overburden removal cost at its Georgia complex should return to lower levels, positively impacting profitability. In light of the Company's strong performance during the first six months of this fiscal year and the one-time, pre-tax gain resulting from the $675,000 contractual payment described above, the Company believes that an earnings estimate in the range of $0.30 to $0.50 per fully diluted earnings per share range for fiscal 2003 is appropriate.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $3,495,000 during the first six months of fiscal 2003 to $34,157,000, primarily due to a reduction of cash and cash equivalents, investments and increased current notes payable, accrued trade promotions and other liabilities. This decrease was offset partially by increased accounts receivables and decreased accrued wages and accounts payable. During the first six months of fiscal 2003, the balances of cash, cash equivalents, investments and investment in Treasury securities decreased $6,092,000 to $10,144,000. Much of this decrease was the result of the Purchase.

Cash provided by operating activities was used to fund capital expenditures of $2,113,000, the Purchase, payments on long-term debt of $1,000,000 and dividend payments of $946,000. Total cash and investment balances held by the Company's foreign subsidiaries at January 31, 2003 and July 31, 2002 were $2,237,000 and $2,187,000, respectively.

Accounts receivable, less allowance for doubtful accounts, increased 24.4% during the first six months of fiscal 2003. This increase was in large part driven by normal sales seasonality and additional sales from the Jonny Cat(R) product line. The Company maintains policies and practices to monitor the creditworthiness of its customers. These policies include maintaining and monitoring a list of customers whose creditworthiness has diminished. The total balance of accounts receivable for accounts on that list represents approximately 9.8% of the Company's outstanding receivables at January 31, 2003.

On November 22 2002, the Company and Harris Trust and Savings Bank executed a second amendment to the Credit Agreement, dated January 29, 1999, between them. See Note 3 above.

The table listed below depicts the Company's Contractual Obligations and Commercial Commitments at January 31, 2003 for the timeframes listed:

CONTRACTUAL OBLIGATIONS

                                   PAYMENTS DUE BY PERIOD
                 ------------------------------------------------------------
  CONTRACTUAL                  LESS THAN 1    1 - 3       4 - 5     AFTER 5
  OBLIGATIONS        TOTAL        YEAR        YEARS       YEARS      YEARS
---------------- ------------  ----------  ----------- ---------- -----------
Long-Term Debt    $33,250,000  $4,350,000   $5,660,000 $7,160,000 $16,080,000
Operating Leases   15,025,000   2,226,000    2,923,000  1,972,000   7,904,000
Unconditional
Purchase
Obligations         1,625,000   1,625,000           --         --          --
                 ------------  ----------  ----------- ---------- -----------
Total
Contractual
Cash
Obligations       $49,900,000  $8,201,000  $8,583,000  $9,132,000 $23,984,000
                 ============  ==========  =========== ========== ===========

OTHER COMMERCIAL COMMITMENTS

                         AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                 ------------------------------------------------------------
     OTHER          TOTAL
  COMMERCIAL       AMOUNTS     LESS THAN 1    1 - 3       4 - 5     AFTER 5
  COMMITMENTS     COMMITTED       YEAR        YEARS       YEARS      YEARS
---------------- ------------  ----------  ----------- ---------- -----------
Standby
Letters of
Credit             $2,958,000  $2,958,000           --         --          --
Other
Commercial
Commitments         4,944,000   4,944,000           --         --          --
                 ------------  ----------  ----------- ---------- -----------
Total
Commercial
Commitments        $7,902,000  $7,902,000       $   --    $    --      $   --
                 ============  ==========  =========== ========== ===========

The Company's liquidity needs have been, and are expected to be, met through internally generated funds and, to the extent needed, borrowings under the Company's revolving credit facility with Harris Trust and Savings. As of January 31, 2003, the Company had $7,500,000 available under the credit facility. The Credit Agreement, as amended, contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit the Company's ability to incur additional indebtedness, or to acquire or dispose of assets and to pay dividends.

The Company believes that cash flow from operations and availability under its revolving credit facility will provide adequate funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations. The Company's ability to fund operations, make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the Credit Agreement, depends on its future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors.

THREE MONTHS ENDED JANUARY 31, 2003 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2002

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended January 31, 2003 were $44,456,000, an increase of 1.5% from net sales of $43,780,000 in the second quarter of fiscal 2002. Net income for the second quarter of fiscal 2003 was $1,219,000, an increase of $1,145,000 from $74,000 earned in the second quarter of fiscal 2002. Fiscal 2003 net income was positively impacted by a pre-tax contractual income payment of $675,000 from a customer that failed to meet minimum purchase requirements under a supply agreement with the Company, improved branded sales in the Consumer group, improved sales in the Crop Production and Horticultural Products Group and reduced distribution costs. Basic net income per share for the second quarter was $0.22 and diluted income per share was $0.21 versus $0.01 basic and diluted net income per share for the second quarter of fiscal 2002.

Net sales of the Consumer Products Group for the second quarter of fiscal 2003 were $27,597,000, a decrease of 1.0% from net sales of $27,864,000 in the second quarter of fiscal 2002. This segment's operating income, however, increased 79.4% from $2,118,000 in the second quarter of fiscal 2002 to $3,800,000 in the second quarter of fiscal 2003. The factors that drove these results included the Wal-Mart business change, tighter control of customer deductions and gross profit increases of $1,000,000 related to an improved sales mix of branded items led by the acquired Jonny Cat(R) product line.

Net sales of the Specialty Products Group for the second quarter of fiscal 2003 were $5,991,000, a decrease of 3.9% from net sales of $6,237,000 in the second quarter of fiscal 2002. This segment's operating income increased 17.5% from $1,043,000 in the second quarter of fiscal 2002 to $1,226,000 in the second quarter of fiscal 2003. The profit increase was driven by improved sales of the animal feed binding agents PelUnite(TM) and PelUnite PlusTM and lower manufacturing costs related to this segment.

Net sales of the Crop Production and Horticultural Products Group for the second quarter of fiscal 2003 were $5,884,000, an increase of 22.4% from net sales of $4,808,000 in the second quarter of fiscal 2002. Crop Production and Horticultural Products' operating income increased 22.0% from $695,000 in the second quarter of fiscal 2002 to $848,000 in the same quarter of fiscal 2003. The increase in operating profit was driven by price increases in the agricultural products area.

Net sales of the Industrial and Automotive Products Group for the second quarter of fiscal 2003 were $4,984,000, which was an increase of 2.3% from net sales of $4,871,000 for the same period of fiscal 2002. Industrial and Automotive Products' operating income decreased from a profit of $56,000 in the second quarter of fiscal 2002 to a loss of $144,000 for the same period of fiscal 2003. The loss was driven by lower selling prices associated with the discontinuation of the energy surcharge and higher than anticipated manufacturing costs related to this segment.

Consolidated gross profit as a percentage of net sales for the second quarter of fiscal 2003 increased to 21.6% from 18.2% in the second quarter of fiscal 2002. A favorable sales mix in the Consumer Products Group and improved sales of PelUnite(TM) and PelUnite PlusTM in the Specialty Product Group, improved pricing in the agricultural products area, lower fuel costs in the manufacturing area and reduced distribution expenses all contributed to this increase. Offsetting these factors were higher than anticipated manufacturing processing labor and expenses and price declines in the Industrial Products Group.

Operating expenses as a percentage of net sales for the second quarter of fiscal 2003 were flat compared to the same period in fiscal 2002 at 16.4%. Operating expenses in the second quarter of fiscal 2003 were reduced by other contractual income of $675,000, but were held flat overall by an increase in incentive compensation expense based on Company performance.

Interest expense net of interest income for the second quarter of fiscal 2003 increased by $37,000 compared to the second quarter of fiscal 2002. Interest income for the second quarter of fiscal 2003 decreased compared to the same period in fiscal 2002 due to lower yields in the market place and a change in the portfolio mix.

The Company's effective tax rate was 31.2% of pre-tax income in the second quarter of fiscal 2003 versus 30.8% in the second quarter of fiscal 2002.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries during the six months ended January 31, 2003 were $5,396,000 or 6.6% of total Company sales. This represents a decrease of 5.0% from the first six months of fiscal 2002, in which foreign subsidiary sales were $5,679,000 or 6.8% of total Company sales. This decrease in sales was partially due to the loss of private label business from one customer of the Canadian operation. For the six months ended January 31, 2003, the foreign subsidiaries reported a loss of $15,000, an improvement of $275,000 from the $290,000 loss reported in the first six months of fiscal 2002. The improvement for the quarter was due to a better sales mix, selling price increases, lower material costs and higher machine efficiencies at the Company's Canadian operation.

Identifiable assets of the Company's foreign subsidiaries as of January 31, 2003 were $10,202,000 compared to $10,259,000 as of January 31, 2002.

Net sales by the Company's foreign subsidiaries during the three months ended January 31, 2003 were $2,867,000 or 6.5% of total Company sales. This represents an increase of 3.3% from the second quarter of fiscal 2002, in which foreign subsidiary sales were $2,776,000 or 6.3% of total Company sales. For the three months ended January 31, 2003, the foreign subsidiaries reported a loss of $47,000, an improvement of $109,000 from the $156,000 loss reported in the second quarter of fiscal 2002. The improvement for the quarter was due to a better sales mix, lower material costs and higher machine efficiencies at the Company's Canadian operation.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading "Expectations" and those statements elsewhere in this report that use forward-looking terminology such as "expect," "would," "could," "should," "estimates," "anticipates" and "believes" are "forward-looking statements" within the meaning of that term in the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those reflected in these forward-looking statements, due to uncertainties such as continued vigorous competition in the grocery, mass merchandiser and club markets and specialty product markets, the level of success of new products, and the cost of product introductions and promotions in the consumer market. Forward-looking statements are also subject to the risk of changes in market conditions in the overall economy, energy prices, the risk of war or international instability and, for the fluids purification and agricultural markets, changes in planting activity, crop quality and overall agricultural demand, including export demand, increasing regulation of the food chain and foreign exchange rate fluctuations. Other factors affecting these forward-looking statements may be detailed from time to time in other reports filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk and employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short-term investments. The Company had two interest rate swap agreements as of January 31, 2003. The Company believes that the market risk arising from holdings of its financial instruments is not material.

The Company is exposed to regulatory risk in the fluid purification and agricultural markets. The Company continues to work with its legal representatives and trade groups to address the increasing regulation of the food chain.

The Company is exposed to commodity price risk with respect to natural gas. The Company had contracted for a significant portion of its fuel needs for fiscal 2003 using forward purchase contracts to manage the volatility related to this exposure. These contracts will reduce the volatility in fuel prices, and the weighted average cost of these contracts has been estimated to be approximately 17% lower than the contracts for fiscal 2002. No contracts were entered into for speculative purposes.

The table below provides information about the Company's natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the table presents the notional amounts in MMBtu's, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2003. The Fair Value was determined using the "Most Recent Settle" price for the "Henry Hub Natural Gas" option contract prices as listed by the New York Mercantile Exchange on February 27, 2003.



          -------------------------------------------------------------
                           Commodity Price Sensitivity
                          Natural Gas Future Contracts
                        For the Year Ending July 31, 2003
          -------------------------------------------------------------
                                              Expected 2003        Fair
                                                Maturity          Value
          -------------------------------------------------------------
          Natural Gas Future Volumes (MMBtu's)      645,000          --
          Weighted Average Price (Per MMBtu)       $   3.82          --
          Contract Amount ($ U.S.,in thousands)    $2,462.9    $3,334.1
          -------------------------------------------------------------

Factors which could influence the fair value of the natural gas contracts, include, but are not limited to, the creditworthiness of the Company's natural gas suppliers, the overall general economy, developments in world events, and the general demand of natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world. Some of these same events have allowed the Company to mitigate the impact of the natural gas contracts, by the continued and in some cases expanded use of recycled oil in our manufacturing processes. Accurate estimates of the impact that these contracts may have on the Company's fiscal 2003 financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.


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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 3, 2002, the 2002 Annual Meeting of Stockholders of Oil-Dri Corporation of America was held for the purpose of considering and voting on:

               1. The election of nine directors.

      ELECTION OF DIRECTORS

      The following schedule sets forth the results of the vote to elect directors. A total of 18,423,967 shares were eligible to vote.

                                                VOTES FOR
            DIRECTOR                       (NOT LESS THAN)
            J. Steven Cole                     17,905,011
            Arnold W. Donald                   17,905,011
            Ronald B. Gordon                   17,905,011
            Daniel S. Jaffee                   17,905,011
            Richard M. Jaffee                  17,905,011
            Thomas D. Kuczmarski               17,905,011
            Joseph C. Miller                   17,905,011
            Paul J. Miller                     17,905,011
            Allan H. Selig                     17,905,011


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS: The following documents are an exhibit to this report:

        Exhibit (10)(o)(2): Second Amendment, dated November 22, 2002, to Credit Agreement dated as of January 29,1999.

        Exhibit 11:           Statement Re: Computation of per share earnings

  (b) REPORTS ON FORM 8-K:

            The Company filed a Current Report on Form 8-K dated November 19, 2002, announcing that the Company signed a definitive agreement to consummate the Purchase.

            The Company filed a Current Report on Form 8-K dated December 13, 2002, announcing that the consummation of the Purchase.

            The Company filed a Current Report on Form 8-K dated December 13, 2002, reporting on Item 9 thereof that it had furnished Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            The Company filed a Current Report on Form 8-K dated January 10, 2003, reporting the Company's resumption of repurchases of its Common Stock.

   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   OIL-DRI CORPORATION OF AMERICA
     (Registrant)



   BY /s/Jeffrey M. Libert
      ------------------------
      Jeffrey M. Libert
      Chief Financial Officer



   BY /s/Daniel S. Jaffee
      ------------------------
      Daniel S. Jaffee
      President and Chief Executive Officer






   Dated:  March 14, 2003

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




   Date:    March 14, 2003
            --------------------------



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





   Date:    March 14, 2003
            --------------------------


   By:      /s/ Jeffrey M. Libert
            --------------------------
            Jeffrey M. Libert
            Chief Financial Officer

                                EXHIBITS

Exhibit (10)(o)(2):  Second Amendment, dated November 22, 2002, to Credit
                     Agreement dated as of January 29, 1999

Exhibit 11:          Statement Re:  Computation of per share earnings

Exhibit (10)(o)(2)

                  SECOND AMENDMENT TO CREDIT AGREEMENT


      This Second Amendment to Credit Agreement (the "Amendment") dated as of November 22, 2002, between Oil-Dri Corporation of America (the "Company") and Harris Trust and Savings Bank (the "Bank").

                         PRELIMINARY STATEMENTS

A. The Company and the Bank are parties to a Credit Agreement dated as of January 29, 1999, as amended (the "Credit Agreement"). All capitalized terms used herein without definition shall have the same meanings herein as such terms are defined in the Credit Agreement.

B. The Company has requested that the Bank amend the fixed charge coverage ratio set forth in Section 7.9 of the Credit Agreement, and the Bank is willing to do so under the terms and conditions set forth in this Amendment.

SECTION 1.      AMENDMENT.

      Upon satisfaction of the conditions precedent contained in Section 3 below, Section 7.9 of the Credit Agreement shall be and hereby is amended and restated to read as follows:

                Section 7.9.   Fixed Charge Coverage Ratio.
                       The  Company  will,  as of the last day
           of each fiscal quarter of the Company, maintain a ratio of (i) the amount (if any) by which (a) Consolidated EBITDA for the four fiscal quarters then ended exceeds (b) the sum of (1) Consolidated Capital Expenditures for the same such period of four fiscal quarters (determined exclusive of up to $6,000,000 of capital expenditures incurred by the Company on or before March 31, 2003, relating to its acquisition of a clay absorbent plant in Taft, California, and the Jonny Cat brand, from The Clorox Company) and (2) interest income of the Company and its Subsidiaries for the same period, all as computed on a consolidated basis in accordance with GAAP, to (ii) the sum of
           (x) Interest Expense for the same period of four fiscal quarters and
           (y) Current Debt Maturities during the same period of not less than
           1.25 to 1.0.

SECTION 2.      REPRESENTATIONS.

      In order to induce the Bank to execute and deliver this Amendment, the Company hereby represents and warrants to the Bank that each of the representations and warranties set forth in Section 5 of the Credit Agreement is true and correct on and as of the date of the Amendment as if made on and as of the date hereof and as if each reference therein to the Credit Agreement referred to the Credit Agreement as amended hereby and no Default or Event of Default exists under the Credit Agreement or shall result after giving effect to this Amendment.



SECTION 3.      CONDITIONS  PRECENDENT

      This Amendment shall become effective upon satisfaction of the following conditions precedent:

3.1   The company and the Bank shall have executed and delivered this Amendment.

3.2 Legal matters incident to the execution and delivery of this Amendment shall be satisfactory to the Bank and its counsel.

Exhibit (10)(o)(2) continued

                            SECTION 4. MISCELLANEOUS

      This Amendment may be executed in any number of counterparts and by different parties hereto on separate counterpart signature pages, each of which when so executed shall be an original but all of which shall constitute one and the same instrument. Except as specifically amended and modified hereby, all of the terms and conditions of the Credit Agreement and the other Loan Documents in any document shall be deemed to be references to the Credit Agreement as reinstated and hereby amended. All capitalized terms used herein without definition shall have the same meaning herein as they have in the credit agreement. This Amendment shall be construed and governed by and in accordance with the internal laws of the State of Illinois.

      This Second Amendment to the Credit Agreement is dated of as of the date first above written.

                                  OIL-DRI CORPORATION OF AMERICA

                               By /s/ Jeffrey M. Libert
                                  ------------------------------
                             Name Jeffrey M. Libert
                                  ------------------------------
                           Title Vice President & CFO
                                  ------------------------------

                                  HARRIS TRUST AND SAVINGS BANK

                               By /s/ Daniel K. Sabol
                                  ------------------------------
                              Name Daniel K. Sabol
                                  ------------------------------
                              Title Vice-President
                                  ------------------------------

Exhibit 11

                 OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                   (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)



                                             --------------------
                                              SIX MONTHS ENDED
                                                 JANUARY 31
                                             --------------------
                                                 2003       2002
                                             --------------------
Net income available to Stockholders
(numerator)                                   $ 1,630     $  341
                                             ---------  ---------
Shares Calculation (denominator):               5,615      5,614

Average shares outstanding - basic                 --         --

Effect of Dilutive Securities:                     --         --

Potential Common Stock
      relating to stock options                    72         29

                                             ---------  ---------
Average shares outstanding- assuming
dilution                                        5,687      5,643
                                             =========  =========

Earnings per share-basic                       $ 0.29      $0.06
                                             =========  =========

Earnings per share-assuming dilution           $ 0.29      $0.06
                                             =========  =========