Form 10-Q
period 2003-04-30
OIL DRI CORPORATION OF AMERICA
filed 2003-06-12
CIK 74046

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[x]          Quarterly Report Pursuant to Section 13 or 15(d)
                                  of the
                   Securities Exchange Act of 1934
             For the Quarterly Period Ended April 30, 2003

                                       OR

[ ]            Transition Report Pursuant to Section 13 or
                              15(d) of the
                    Securities Exchange Act of 1934
     For the transition period from _____________ to ______________

                          Commission File Number 0-8675

                         OIL-DRI CORPORATION OF AMERICA
           (Exact name of the registrant as specified in its charter)


                DELAWARE                        36-2048898
                --------                        ----------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)         Identification No.)

     410 North Michigan Avenue                   60611-4213
               Suite 400                         ----------
            CHICAGO, ILLINOIS                    (Zip Code)
            -----------------
     (Address of principal executive
                offices)


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

Common Stock - 5,471,685 Shares (Including 1,379,565 Treasury Shares) Class B Stock - 1,765,083 Shares (Including 342,241 Treasury Shares)

Indicate by check mark whether the Registrant is an accelerated filer:

Yes             No     X
      -------        ------

The aggregate market value of the Registrant's Common Stock owned by non-affiliates as of January 31, 2003 for accelerated filer purposes was $38,882,000.

CONTENTS

                                                                      PAGE
                                     PART I

ITEM 1: Financial Statements.........................................3 - 16


ITEM 2: Management Discussion And Analysis Of Financial Condition
        And The Results Of Operations...............................17 - 21

ITEM 3: Quantitative And Qualitative Disclosures
        About Market Risk...........................................21 - 22

ITEM 4: Controls And Procedures........................................22


                                     PART II

ITEM 6: Exhibits And Reports on Form 8-K...............................23

SIGNATURES.............................................................23

SECTION 302 CERTIFICATIONS..........................................24 - 25

EXHIBITS............................................................26 - 42

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)

                                                       APRIL 30
                                                         2003            JULY 31
                     ASSETS                           (UNAUDITED)         2002
                     ------                           -----------       ---------
CURRENT ASSETS
--------------
Cash and Cash Equivalents                               $  4,772        $  7,154
Investment in Treasury securities                         10,403           9,082
Accounts Receivable, less allowance of $596 and
  $392 at April 30, 2003 and July 31, 2002,
  Respectively                                            23,805          21,415
Other Receivables                                              6           1,025
Inventories                                               12,348          11,798
Prepaid Overburden Removal Expense                         2,740           3,678
Prepaid Expenses                                           4,010           3,392
                                                        --------        --------
           TOTAL CURRENT ASSETS                           58,084          57,544
                                                        --------        --------

       PROPERTY, PLANT AND EQUIPMENT - AT COST
       ---------------------------------------
Cost                                                     142,688         137,306
Less Accumulated Depreciation and Amortization           (93,653)        (88,684)
                                                        --------        --------
           TOTAL PROPERTY, PLANT AND EQUIPMENT, NET       49,035          48,622
                                                        --------        --------


OTHER ASSETS
------------
Goodwill                                                   5,097           5,430
Intangibles, net of accumulated amortization
  of $2,351 and $1,982 at April 30, 2003
  and July 31, 2002,respectively                           3,996           3,958
Deferred Income Taxes                                      4,030           3,972
Other                                                      5,621           5,509
                                                        --------        --------
           TOTAL OTHER ASSETS                             18,744          18,869
                                                        --------        --------

TOTAL ASSETS                                            $125,863        $125,035
                                                        ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS OF DOLLARS)

LIABILITIES & STOCKHOLDERS' EQUITY                      APRIL 30
                                                          2003            JULY 31
                                                       (UNAUDITED)         2002
                                                      ------------    ------------
CURRENT LIABILITIES
-------------------
Current Maturities of Notes Payable                     $  4,350        $  2,850
Accounts Payable                                           5,950           5,121
Dividends Payable                                            464             473
Accrued Expenses
  Salaries, wages and commissions                          3,982           3,722
  Trade promotions and advertising                         2,659           2,595
  Freight                                                  1,386             828
  Other                                                    4,858           4,303
                                                        --------        --------

               TOTAL CURRENT LIABILITIES                  23,649          19,892
                                                        --------        --------
NONCURRENT LIABILITIES
----------------------
Notes Payable                                             27,400          31,400
Deferred Compensation                                      3,061           2,954
Other                                                      2,412           1,718
                                                        --------        --------
               TOTAL NONCURRENT LIABILITIES               32,873          36,072
                                                        --------        --------
               TOTAL LIABILITIES                          56,522          55,964
                                                        --------        --------
STOCKHOLDERS' EQUITY
--------------------
Common Stock, par value $.10 per share, issued
  5,471,685 shares at April 30, 2003
  and July 31, 2002                                          547             547
Class B Stock, par value $.10 per share, issued
  1,765,083 shares at April  30, 2003
  and July 31, 2002                                          177             177
Additional Paid-In Capital                                 7,636           7,677
Retained Earnings                                         87,987          86,790
Restricted Unearned Stock Compensation                       (45)             (4)
Cumulative Translation Adjustment                         (1,181)         (1,288)
                                                        --------        --------
                                                          95,121          93,899

Less Treasury stock, at cost (1,379,565
  Common and 342,241 Class B shares at
  April 30, 2003 and 1,279,700 Common
  and 342,241 Class B shares
  at July 31, 2002)                                      (25,780)        (24,828)
                                                        --------        --------
               TOTAL STOCKHOLDERS' EQUITY                 69,341          69,071
                                                        --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $125,863        $125,035
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

                                                       FOR THE NINE MONTHS ENDED
                                                                APRIL 30
                                                       --------------------------
                                                          2003            2002
                                                       ---------       ----------
NET SALES                                               $128,311        $123,064
Cost of Sales                                            101,020          99,990
                                                        --------        --------
GROSS PROFIT                                              27,291          23,074
Other Contractual Income                                     675            ----
Selling, General and Administrative Expenses             (22,423)        (20,745)
                                                        --------        --------
INCOME FROM OPERATIONS                                     5,543           2,329

OTHER INCOME (EXPENSE)
  Interest Expense                                        (1,953)         (1,940)
  Interest Income                                            165             214
  Gain on the Sale of Mineral Rights                         139             769
  Other, Net                                                 (63)           (168)
                                                        --------        --------
              TOTAL OTHER EXPENSE, NET                    (1,712)         (1,125)
                                                        --------        --------

INCOME BEFORE INCOME TAXES                                 3,831           1,204
Income Taxes                                               1,224             359
                                                        --------        --------
NET INCOME                                              $  2,607        $    845

RETAINED EARNINGS
Balance at Beginning of Year                              86,790          89,778
Less Cash Dividends Declared                               1,410           1,420
                                                        --------        --------
RETAINED EARNINGS - APRIL 30                            $ 87,987        $ 89,203
                                                        ========        ========

NET INCOME PER SHARE
  BASIC                                                 $   0.47        $   0.15
                                                        ========        ========
  DILUTED                                               $   0.46        $   0.15
                                                        ========        ========

AVERAGE SHARES OUTSTANDING
  BASIC                                                    5,599           5,614
                                                        ========        ========
  DILUTED                                                  5,695           5,660
                                                        ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED INCOME
                       (IN THOUSANDS OF DOLLARS)
                             (UNAUDITED)

                                                        FOR THE NINE MONTHS ENDED
                                                                  APRIL 30
                                                        -------------------------
                                                           2003            2002
                                                       ----------      ----------
NET INCOME                                              $  2,607        $    845

Other Comprehensive Income:
  Cumulative Translation Adjustments                         107              38
                                                        --------        --------
TOTAL COMPREHENSIVE INCOME                              $  2,714        $    883
                                                        ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

          OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
           (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                          (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED
                                                                APRIL 30
                                                       --------------------------
                                                          2003            2002
                                                       ----------     -----------
NET SALES                                               $ 46,125        $ 39,261
Cost of Sales                                             36,210          31,991
                                                        --------        --------

GROSS PROFIT                                               9,915           7,270
Selling, General and Administrative Expenses              (7,854)         (6,644)
                                                        --------        --------
INCOME FROM OPERATIONS                                     2,061             626

OTHER INCOME (EXPENSE)
  Interest Expense                                          (605)           (597)
  Interest Income                                             45              67
  Gain on the Sale of Mineral Rights                        ----             769
  Other, Net                                                 (27)           (141)
                                                        --------        --------
               TOTAL OTHER EXPENSE, NET                     (587)             98
                                                        --------        --------

INCOME BEFORE INCOME TAXES                                 1,474             724
Income Taxes                                                 497             220
                                                        --------        --------
NET INCOME                                              $    977        $    504

NET INCOME PER SHARE
  BASIC                                                 $   0.18        $   0.09
                                                        ========        ========
  DILUTED                                               $   0.17        $   0.09
                                                        ========        ========
AVERAGE SHARES OUTSTANDING
  BASIC                                                    5,564           5,614
                                                        ========        ========
  DILUTED                                                  5,714           5,712
                                                        ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED INCOME
                        (IN THOUSANDS OF DOLLARS)
                              (UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED
                                                                 APRIL 30
                                                        --------------------------
                                                           2003           2002
                                                        --------        --------
NET INCOME (LOSS)                                       $    977        $    504
                                                        --------        --------

Other Comprehensive Income:
  Cumulative Translation Adjustments                          12              55
                                                        --------        --------
TOTAL COMPREHENSIVE INCOME (LOSS)                       $    989        $    559
                                                        ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

              OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                        FOR THE NINE MONTHS ENDED
                                                                 APRIL 30
                                                        --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                       2003            2002
------------------------------------                   ---------       ----------
NET INCOME                                              $  2,607        $    845
                                                        --------        --------

Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                          6,669           6,624
    Provision for Bad Debts                                  322             335
    Loss on the Sale of Fixed Assets                         118              91
    (Increase) Decrease in:
        Accounts Receivable                               (2,712)          1,574
        Other Receivables                                  1,019          (1,118)
        Inventories                                          957           2,344
        Prepaid Overburden Removal Expense                   938              47
        Prepaid Expenses                                    (125)            145
        Other Assets                                        (218)            217
    Increase (Decrease) in:
        Accounts Payable                                     829          (1,580)
        Accrued Expenses                                   1,436          (1,462)
        Deferred Compensation                                107             129
        Other Liabilities                                    694             (90)
                                                        --------        --------
               TOTAL ADJUSTMENTS                          10,034           7,256
                                                        --------        --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES             12,641           8,101
                                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures                                  (2,956)         (2,937)
    Proceeds from Sale of Property,
      Plant and Equipment                                    678              14
    Purchases of Net Assets                               (6,672)            ---
    Purchases of Investment Securities                   (28,102)         (1,267)
    Dispositions of Investment Securities                 26,782           1,257
                                                        --------        --------
    NET CASH USED IN INVESTING ACTIVITIES                (10,270)         (2,933)
                                                        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal Payments on Long-Term Debt                  (2,500)         (1,507)
    Dividends Paid                                        (1,419)         (1,420)
    Changes in Treasury Stock                               (952)             (4)
    Other                                                    118             114
                                                        --------        --------
    NET CASH USED IN FINANCING ACTIVITIES                 (4,753)         (2,817)
                                                        --------        --------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                    (2,382)          2,351
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               7,154           4,444
                                                        --------        --------
CASH AND CASH EQUIVALENTS, APRIL 30                    $   4,772       $   6,795
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

As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases. A significant part of the Company's overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of the Company's production processes. The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid overburden removal expense is amortized over the estimated available material. As of April 30, 2003, the Company had $2,740,000 of prepaid overburden removal expense recorded on its consolidated balance sheet. During the first nine months of fiscal 2003, the Company amortized to current expense approximately $2,790,000 of previously recorded prepaid expense. Please also refer to Note 4 for a discussion of a change in the accounting estimate associated with this prepaid expense.

During the normal course of the Company's overburden removal activities the Company performs on-going reclamation activities. As overburden is removed from a pit, it is hauled to a previously mined pit and used to refill the older site. This process allows the Company to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing the liability for the reclamation function.

Additionally, it is Oil-Dri's policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The cost of obtaining mineral patents, including legal fees and drilling expenses, are also capitalized. Development costs of determining the nature and amount of mineral reserves and any prepaid royalties that are offsetable against future royalties due upon extraction of the mineral are also capitalized. All exploration related costs are expensed as incurred.


2. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

                             APRIL 30     JULY 31
                           (UNAUDITED)   (AUDITED)
                           -------------------------
                               2003        2002
                           -------------------------

Finished goods                 $6,846      $6,673
Packaging                       3,999       3,368
Other                           1,503       1,757
                              -------     -------
                              $12,348     $11,798
                              =======     =======

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

3. PURCHASE OF ASSETS RELATED TO THE JONNY CAT(R) BRAND OF CAT LITTER

On December 13, 2002, the Company completed the purchase, for $6,000,000 in cash, of assets related to the Jonny Cat(R) brand of cat litter (the "Purchase") from a wholly owned subsidiary of The Clorox Company (NYSE: CLX). The Company has also spent approximately $672,000 on various post-closing costs related to the Purchase. Included in the Purchase were inventories, trademarks, a manufacturing plant in Taft, California, and mineral reserves.

The aggregate purchase price has initially been allocated as follows:

      Inventory                           $1,507,000
      Prepaid Expenses                    $  493,000
      Property, Plant & Equipment         $4,295,000
      Trade Marks & Trade Name            $  377,000
                                          ----------
           Purchase total                 $6,672,000
                                          ==========

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

The Company has assessed the pro forma disclosure criteria of SFAS No. 141 and has determined that the Purchase is not material under the asset, investment and income tests of the pronouncement. Based on that assessment, the Company has concluded that the pro forma results are not materially different from the results reported in the current filing.


4. CHANGE IN ACCOUNTING ESTIMATE FOR PREPAID OVERBURDEN REMOVAL EXPENSE

During the second quarter of fiscal 2002, an internal review of the estimated amount of uncovered mineable clay took place at the Company's Georgia production complex. The quantity of uncovered clay is one of the key elements in the amortization of the prepaid overburden removal expense account balance. The review led to a change in the estimated amount of uncovered clay, which in turn caused a change in the rate of amortization per ton of the prepaid overburden removal expense account. The impact of this estimate revision for the first six months of fiscal 2003 was an additional pre-tax charge to cost of goods sold of approximately $630,000 versus the previous estimate, or approximately $0.08 per fully diluted share on an after-tax basis. The estimate change also increased the amortization rate approximately $1.31 per ton of uncovered mineable clay. The Company returned to using lower rates, more consistent with its historic experience at the Georgia complex, to amortize the overburden account at the end of the second quarter of fiscal 2003.


5. SALE OF MINERAL RIGHTS

During the first quarter of fiscal 2003, the Company recorded a $139,000 pre-tax gain from the sale of certain mineral leases on land in Tennessee. The land was geographically located in an area that the Company was not actively planning to develop. The mineral rights, had they been pursued, could have been associated with any or all of the operating segments.


6. OTHER CONTRACTUAL INCOME

During the second quarter of fiscal 2003, the Company recorded $675,000 of other contractual pre-tax income as a result of a one-time payment from a customer who failed to meet minimum purchase requirements under a supply agreement with the Company.

7. NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133," which was required to be adopted in fiscal years beginning after June 15, 2000. In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amended SFAS No. 133 and SFAS No. 138 and provided additional guidance on accounting for derivative instruments. One of the primary amendments to SFAS No. 133 establishes a "normal purchases and normal sales" exception. This exception permits a company to exclude contracts that provide for the purchase or sale of something other than a financial derivative instrument that will be delivered in quantities expected to be used or sold by the company over a reasonable period of time in the normal course of its business operations. SFAS No. 149 provides additional guidance for interpretation and evaluation for "normal purchases and normal sales" contracts. The Company has forward purchase contracts for certain natural gas commodities that qualify for the "normal purchase" exception provisions of the amended statements. The adoption of SFAS No. 133 as amended by SFAS No. 138 and SFAS No. 149 had no material impact on either the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141, the pooling of interest method is no longer permitted for business combinations after June 30, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is instead subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives.

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

                                            Three Months Ended
                                                 April 31,
                                          ----------------------
                                           2003            2002
                                          ------          -------
Net Income
    Net as reported                       $  977          $  504
    Add back:  Goodwill amortization         ---              28
                                          ------          ------
    Adjusted net income                   $  977          $  532
                                          ======          ======
Basic Earnings Per Share
    Net as reported                       $ 0.18          $ 0.09
    Goodwill amortization                    ---          $ 0.01
                                          ------          ------
    Adjusted net income                   $ 0.18          $ 0.10
                                          ======          ======
Diluted Earnings Per Share
    Net as reported                       $ 0.17          $ 0.09
    Goodwill amortization                    ---             ---
                                          ------          ------
    Adjusted net income                   $ 0.17          $ 0.09
                                          ======          ======
Weighted Average Shares Outstanding
    Basic                                  5,564           5,614
    Fully diluted                          5,714           5,712

                                            Nine Months Ended
                                                 April 30,
                                         ------------------------
                                           2003            2002
                                         --------        --------
Net Income
    Net as reported                       $2,607          $  845
    Add back:  Goodwill amortization         ---              87
                                          ------          ------
    Adjusted net income                   $2,607          $  932
                                          ======          ======
Basic Earnings Per Share
    Net as reported                       $ 0.47          $ 0.15
    Goodwill amortization                   ---           $ 0.02
                                          ------          ------
    Adjusted net income                   $ 0.47          $ 0.17
                                          ======          ======
Diluted Earnings Per Share
    Net as reported                       $ 0.46          $ 0.15
    Goodwill amortization                    ---          $ 0.02
                                          ------          ------
    Adjusted net income                   $ 0.46          $ 0.17
                                          ======          ======

Weighted Average Shares Outstanding
    Basic                                  5,599           5,614
    Fully diluted                          5,695           5,660

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. Under the new rules, the fair value of a liability for any asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company adopted SFAS No. 143 as of January 31, 2003. During the normal course of the Company's overburden removal activities the Company performs on-going reclamation activities. As overburden is removed from a pit, it is hauled to a previously mined pit and used to refill the older site. This process allows the Company to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing the liability for the reclamation function. Consequently, the Company determined that an additional liability for land reclamation was immaterial to the overall presentation of the financial statements.

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

In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," effective for interim periods beginning after December 15, 2002. The statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements for the third quarter of fiscal 2003. Please see Note 9 for a discussion of the Company's stock-based compensation expense and the disclosure required by SFAS Nos. 123 and 148.


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

Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of the Company's production facilities. However the Company has estimated the segment asset allocations as follows:

                                                    (in thousands)
                                           APRIL 30, 2003   JULY 31, 2002
                                           --------------   -------------
Consumer Products Group                       $ 51,924        $ 50,859
Specialty Products Group                      $ 14,838        $ 15,585
Crop Production and
   Horticultural Products Group               $ 13,560        $ 10,794
Industrial and Automotive Products Group      $  8,286        $  8,365
Unallocated Assets                            $ 37,255        $ 39,432
                                              --------        --------
TOTAL ASSETS                                  $125,863        $125,035
                                              ========        ========

                                                           Nine Months Ended April 30
                                            ----------------------------------------------------
                                                      Net Sales               Operating Income
                                             ----------------------     ------------------------
                                                2003          2002          2003          2002
                                             ---------    ---------     ---------     ----------
                                                                (in thousands)
Consumer Products Group                      $ 76,540      $ 76,107       $ 9,918       $ 5,787
Specialty Products Group                       18,970        18,446         4,339         3,819
Crop Production and
   Horticultural Products Group                17,325        13,840         2,307         2,038
Industrial and Automotive Products Group       15,476        14,671          (331)          214
                                             --------      --------       -------       -------
TOTAL SALES/OPERATING INCOME                 $128,311      $123,064        16,233        11,858
                                             ========      ========       -------       -------

  Gain on the Sale of Mineral Rights(1)                                       139           769
  Other Contractual Income(2)                                                 675           ---
Less:
  Corporate Expenses                                                       11,428         9,696
  Interest Expense,
     net of Interest Income                                                 1,788         1,727
                                                                          -------       -------

INCOME BEFORE INCOME TAXES                                                  3,831         1,204
Income Taxes                                                                1,224           359
                                                                          -------       -------
NET INCOME                                                                $ 2,607          $845
                                                                          =======       =======

                                                         Three Months Ended April 30
                                            ----------------------------------------------------
                                                    Net Sales               Operating Income
                                            ----------------------      ------------------------
                                               2003          2002          2003          2002
                                            ---------    ---------     ---------      ----------
                                                               (in thousands)

Consumer Products Group                      $26,563       $23,046        $3,312        $1,633
Specialty Products Group                       6,343         5,779         1,427         1,185
Crop Production and
   Horticultural Products Group                7,574         5,544         1,250         1,142
Industrial and Automotive Products Group       5,645         4,892            (4)          (24)
                                            --------      --------       -------       -------

TOTAL SALES/OPERATING INCOME                 $46,125       $39,261         5,985         3,936
                                            ========      ========       =======       =======

  Gain on the Sale of Mineral Rights(1)                                      ---           769
Less:
  Corporate Expenses                                                       3,951         3,450
  Interest Expense, net of Interest Income                                   560           531
                                                                         -------       -------

INCOME BEFORE INCOME TAXES                                                 1,474           724
Income Taxes                                                                 497           220
                                                                         -------       -------
NET INCOME                                                               $   977       $   504
                                                                         =======       =======

1. See Note 5 for a discussion of the gain on the sale of mineral rights.
2. See Note 6 for a discussion of the other contractual income.

9.    STOCK-BASED COMPENSATION DISCLOSURE

The Company currently accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Had the Company accounted for stock-based compensation in accordance with SFAS No. 123, " Accounting for Stock-Based Compensation," the Company would have reported the following pro forma amounts for the quarters and nine-month periods ended April 30, 2003 and 2002:


                                   Quarter Ended April   Nine Months Ended
                                           30,              April 30,
                                  ---------------------  -------------------
                                     2003       2002        2003     2002
                                  ---------------------- -------------------
Net income as reported               $ 977     $ 504      $ 2,607     $ 845

Stock-based employee                     4         3           10        10
compensation expense included in
reported net income, net of tax

Pro forma adjustment-additional
compensation expense had SFAS        (163)      (189)        (485)     (541)
No. 123 been adopted, net of tax
                                    -----      -----      -------     -----
Pro forma net income                $ 818      $ 318      $ 2,132     $ 314
                                    =====      =====      =======     =====

Basic earnings per share, as        $0.18      $0.09        $0.47     $0.15
reported
Basic earnings per share, pro       $0.15      $0.06        $0.38     $0.06
forma
Diluted earnings per share, as      $0.17      $0.09        $0.46     $0.15
reported
Diluted earnings per share, pro     $0.14      $0.06        $0.37     $0.06
forma

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted during the nine months ended April 30, 2003 and 2002, respectively: risk free interest rates of 3.95% and 4.70%; dividend yield of 4.74% and 5.83%; expected lives of 5.4 years; and volatility of 36.0% and 38.1%. There were no options issued during the third quarter of the fiscal years ending July 31, 2003 or 2002.


10. KAMTERTER GOODWILL WRITE-OFF

During the third quarter of fiscal 2003, the Company wrote-off its goodwill asset of $350,000 associated with its equity investment in Kamterter II, LLC, an agricultural research and development company. The write-off reflected, among other things, recent continuing operating losses at Kamterter.


11. ASSET DISPOSTIONS

During the third quarter of fiscal 2003, the Company recorded a $270,000 pre-tax gain from the sale of land owned in Florida. The land was geographically located in an area that the Company was not actively planning to develop. The Company also sold a small property in Oregon for an approximate pre-tax gain of $40,000. Also during the third quarter, the Company determined that one of its production lines at its Blue Mountain, Mississippi manufacturing facility was going to be taken out of service due to existing market conditions and held as an asset available for sale. The asset was written down to its estimated net sales value, which generated an approximate $385,000 pre-tax loss.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2003 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2002

RESULTS OF OPERATIONS

Consolidated net sales for the nine months ended April 30, 2003 were $128,311,000, an increase of 4.3% from net sales of $123,064,000 in the first nine months of fiscal 2002. Net income for the first nine months of fiscal 2003 was $2,607,000, an increase of 208% from $845,000 earned in the first nine months of fiscal 2002. Fiscal 2003 net income was positively impacted by a pre-tax gain of $139,000 on the sale of mineral rights, a pre-tax contractual payment of $675,000 from a customer that failed to meet minimum purchase requirements under a supply agreement with the Company, a pre-tax gain on real estate sales of $310,000, improved sales and reduced distribution costs. The increase in net income was partially offset by a pre-tax asset write-off of $385,000 and a pre-tax goodwill write-off of $350,000. Net income for the first nine months of fiscal 2002 was positively impacted by a pre-tax $769,000 gain on the sale of mineral rights and negatively impacted by a pre-tax $100,000 asset write-off. Basic and diluted net income per share for the first nine months of fiscal 2003 were $0.47 and $0.46, respectively, versus $0.15 basic and diluted net income per share for the first nine months of fiscal 2002.

Net sales of the Consumer Products Group for the first nine months of fiscal 2003 were $76,540,000, an increase of 0.6% from net sales of $76,107,000 in the first nine months of fiscal 2002. This segment's operating income increased 71.4% from $5,787,000 in the first nine months of fiscal 2002 to $9,918,000 in the first nine months of fiscal 2003. Net sales were reduced by the elimination of unprofitable business with Wal-Mart, which was implemented in the fourth quarter of fiscal 2002. In that quarter, Wal-Mart and Oil-Dri agreed on new terms pursuant to which Oil-Dri stopped shipping private label cat litter to Wal-Mart distribution centers where the freight cost (a cost borne by Oil-Dri) was prohibitive. This change caused sales to be reduced but profits to be increased in terms of both gross profit margin and absolute dollars. The reduction in sales to Wal-Mart has essentially been offset by the acquisition of the Jonny Cat(R) product line. That product line addition has also contributed positively to the Company's gross profit.

Net sales of the Specialty Products Group for the first nine months of fiscal 2003 were $18,970,000, an increase of 2.8% from net sales of $18,446,000 in the first nine months of fiscal 2002. This segment's operating income increased 13.6% from $3,819,000 in the first nine months of fiscal 2002 to $4,339,000 in the first nine months of fiscal 2003. The profit increase was driven by improved sales of PelUnite(R) and PelUnite PlusTM animal feed binding agents and by currency changes, which had a positive impact on selling prices.

Net sales of the Crop Production and Horticultural Products Group for the first nine months of fiscal 2003 were $17,325,000, an increase of 25.2% from net sales of $13,840,000 in the first nine months of fiscal 2002. The net sales increase resulted primarily from increased sales of Agsorb(R) drying agents and Pro's Choice(R) sports field products. The sports field products have seen strong growth in the golf course market place. This segment's operating income increased by 13.2% from $2,038,000 in the first nine months of fiscal 2002 to $2,307,000 in the first nine months of fiscal 2003. The increase in operating income was driven by the gross profit change from increased sales.

Net sales of the Industrial and Automotive Products Group for the first nine months of fiscal 2003 were $15,476,000, an increase of 5.5% from net sales of $14,671,000 in the first nine months of fiscal 2002. This segment's operating income decreased from a profit of $214,000 in the first nine months of fiscal 2002 to a loss of $331,000 in the first nine months of fiscal 2003. The loss was driven by higher than anticipated manufacturing processing labor and expenses. Also, the recent spike in fuel prices impacted the income of this group, especially during the third quarter.

Consolidated gross profit as a percentage of net sales for the first nine months of fiscal 2003 increased to 21.3% from 18.7% in the first nine months of fiscal 2002. A favorable sales mix lead by the acquired Jonny Cat product line in the Consumer Products Group, improved sales of PelUnite Plus in the Specialty Product Group, increased sales of fine Agsorb and sports field products in Crop Production and Horticultural Products Group and the elimination of sales to unprofitable geographic areas all contributed to this increase. The Company's year-to-date fuel costs are down approximately 7% for the first nine months due to lower prices from the same period in fiscal 2002. However, recent fuel price increases drove an 8% fuel rate increase for the third quarter ending April 30, 2003.

Operating expenses as a percentage of net sales for the first nine months of fiscal 2003 remained flat at 16.9% as compared to the first nine months of fiscal 2002. Operating expenses in the first nine months of fiscal 2003 were reduced by other contractual income of $675,000, but were increased overall by an increase in discretionary compensation expense. These two factors along with the increased sales led to a relatively consistent overall expense ratio.

Interest expense and interest income for the first nine months of fiscal 2003 did not vary significantly from fiscal 2002.

The Company's effective tax rate was 32.0% of pre-tax income in the first nine months of fiscal 2003 versus 29.8% in the first nine months of fiscal 2002. The other contractual income, the gains from real estate and mineral rights dispositions, the California state income tax impact on the Taft, California production facility and the impact of a lower depletion allowance at Taft compared to the Company's other production facilities all led to the increased rate. The Company anticipates that the Taft facility will not achieve depletion allowance values similar to the Company's other facilities for at least the next few years.

Total assets of the Company increased $828,000 or 0.7% during the first nine months of fiscal 2003. Current assets increased $540,000 or 0.9% from fiscal 2002 year-end balances, primarily due to increases in accounts receivable, inventory and prepaid expenses. The accounts receivable increase was related to the improved sales results as described previously. Offsetting some of the increase were decreases in cash and cash equivalents and investments, which were principally used to consummate the purchase, for $6,000,000 in cash, of assets related to the Jonny Cat(R) brand of cat litter business (the "Purchase") from a wholly owned subsidiary of The Clorox Company (NYSE: CLX). However, positive operating cash flows have driven the combined Cash and Investments in Treasury securities balances to 93% of the fiscal 2002 year-end balances. Also offsetting some of the increase was a decrease in prepaid overburden removal expenses.

Property, plant and equipment, net of accumulated depreciation, increased $413,000 or 0.8% during the first nine months of fiscal 2003. The increase was due to the Purchase, but was substantially offset by normal depreciation expense on the Company's pre-existing fixed asset base.

Total liabilities increased $558,000 or 1.0% during the first nine months of fiscal 2003. Current liabilities increased $3,757,000 or 18.9% during the first nine months of fiscal 2003, as a result of increases in current maturities of notes payable, accounts payable, freight payables, trade promotions, and other current liabilities.

EXPECTATIONS

The Company believes that sales for the last quarter of fiscal 2003 should increase from the same quarter of fiscal 2002. The sales from the Jonny Cat line of products should help to drive increased sales in the upcoming quarter. However, the Company is not projecting the same quarter over quarter growth in the Crop Production and Horticultural Products Group as was experienced in the third quarter. The inability to predict potential rate increases in natural gas and other fuel sources causes the Company to be cautious about the results for the fourth quarter of fiscal 2003 and the full year of fiscal 2004. In light of the strong first nine-month performance, the Company is raising its earnings estimate to a range of $0.45 to $0.60 per fully diluted share for the full year of fiscal 2003.


LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $3,217,000 during the first nine months of fiscal 2003 to $34,435,000, primarily due to a reduction of prepaid overburden removal expense and increased current notes payable, accounts payable, freight payables, accrued trade promotions and other current liabilities. This decrease was offset partially by increased accounts receivables, prepaid expenses and inventories. During the first nine months of fiscal 2003, the balances of cash, cash equivalents, investments and investment in Treasury securities decreased $1,061,000 to $15,175,000. This decrease was the result of the Purchase, but has been largely offset since then by continued positive operating cash flow.

Cash provided by operating activities was used to fund capital expenditures of $2,956,000, the Purchase, payments on long-term debt of $2,500,000, repurchase of Treasury Stock of $952,000 and dividend payments of $1,419,000. Total cash and investment balances held by the Company's foreign subsidiaries at April 30, 2003 and July 31, 2002 were $2,493,000 and $2,187,000, respectively.

Accounts receivable, less allowance for doubtful accounts, increased 11.2% during the first nine months of fiscal 2003. This increase was in large part driven by improved sales in the Crop Production and Horticultural Products Group and the additional sales from the Jonny Cat product line. The Company maintains policies and practices to monitor the creditworthiness of its customers. These policies include maintaining and monitoring a list of customers whose creditworthiness has diminished. The total balance of accounts receivable for accounts on that list represents approximately 12.5% of the Company's outstanding receivables at April 30, 2003.

On November 22 2002, the Company and Harris Trust and Savings Bank executed a second amendment to the Credit Agreement, dated January 29, 1999, between them. See Note 3 above.

The table listed below depicts the Company's Contractual Obligations and Commercial Commitments at April 30, 2003 for the timeframes listed:

CONTRACTUAL OBLIGATIONS
-----------------------
                                                                  PAYMENTS DUE BY PERIOD
                                ----------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS               TOTAL        LESS THAN 1 YEAR     1 - 3 YEARS        4 - 5 YEARS     AFTER 5 YEARS
                                --------------     ----------------    ------------        ------------    -------------
Long-Term Debt                   $ 31,750,000       $  4,350,000       $  7,160,000        $  8,160,000    $ 12,080,000
Operating Leases                   14,526,000          2,228,000          2,686,000           1,909,000       7,703,000
Unconditional Purchase
   Obligations                        828,000            828,000                 --                  --              --
                                 ------------       ------------       ------------        ------------    ------------
Total Contractual
   Cash Obligations              $ 47,104,000       $  7,406,000       $  9,846,000        $ 10,069,000    $ 19,783,000
                                 ============       ============       ============        ============    ============

OTHER COMMERCIAL COMMITMENTS
----------------------------
                                                      AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                ----------------------------------------------------------------------------------------
                                     TOTAL
OTHER COMMERCIAL COMMITMENTS   AMOUNTS COMMITTED   LESS THAN 1 YEAR     1 - 3 YEARS        4 - 5 YEARS     AFTER 5 YEARS
                                --------------     ----------------    ------------        ------------    -------------
Standby Letters of Credit        $  2,963,000       $  2,963,000                 --                 --                --
Other Commercial Commitments        3,133,000          3,133,000                 --                 --                --
                                 ------------       ------------       ------------       ------------      ------------
Total Commercial Commitments     $  6,096,000       $  6,096,000       $         --        $        --     $          --
                                 ============       ============       ============        ===========     =============


The Company's liquidity needs have been, and are expected to be, met through internally generated funds and, to the extent needed, borrowings under the Company's revolving credit facility with Harris Trust and Savings. As of April 30, 2003, the Company had $7,500,000 available under the credit facility. The Credit Agreement, as amended, contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit the Company's ability to incur additional indebtedness or to acquire or dispose of assets and to pay dividends.

The Company believes that cash flow from operations and availability under its revolving credit facility will provide adequate funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations. The Company's ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the Credit Agreement, depends on its future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors.


THREE MONTHS ENDED APRIL 30, 2003 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2002

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended April 30, 2003 were $46,125,000, an increase of 17.5% from net sales of $39,261,000 in the third quarter of fiscal 2002. Net income for the third quarter of fiscal 2003 was $977,000, an increase of 93.8% from $504,000 earned in the third quarter of fiscal 2002. Fiscal 2003 net income was positively impacted by the strong sales performance, which is detailed below, a pre-tax gain on real estate sales of $310,000 and reduced distribution costs. The increase in income was partially offset by a pre-tax asset write-off of $385,000 and a pre-tax goodwill write-off of $350,000. Net income for the third quarter of fiscal 2002 was positively impacted by a pre-tax $769,000 gain on the sale of mineral rights and negatively impacted by a pre-tax $100,000 asset write-off. Basic and diluted net income per share for the third quarter of fiscal 2003 were $0.18 and $0.17, respectively, versus $0.09 basic and diluted net income per share earned in the third quarter of fiscal 2002.

Net sales of the Consumer Products Group for the third quarter of fiscal 2003 were $26,563,000, an increase of 15.3% from net sales of $23,046,000 in the third quarter of fiscal 2002. This segment's operating income increased 103% from $1,633,000 in the third quarter of fiscal 2002 to $3,312,000 in the third quarter of fiscal 2003. Sales growth of 37% was seen in the Company's Kat Kit(R) product line and 27% growth in the Cat's Pride(R) multiple cat scoopable product offerings. The acquisition of the Jonny Cat product line also added a significant sales boost to the quarter. Sales were reduced by the elimination of unprofitable business with Wal-Mart, which was implemented in the fourth quarter of fiscal 2002. The incremental gross profit from the sales increases and the reduction of distribution costs associated with the Wal-Mart change drove the improved profits for the quarter.

Net sales of the Specialty Products Group for the third quarter of fiscal 2003 were $6,343,000, an increase of 9.8% from net sales of $5,779,000 in the third quarter of fiscal 2002. The segment's operating income increased 20.4% from $1,185,000 in the third quarter of fiscal 2002 to $1,427,000 in the third quarter of fiscal 2003. The profit increase was driven by currency changes, which had a positively impact on selling prices and by improved sales of domestic animal health and nutrition products, which include PelUnite, and PelUnite Plus pellet binders and Poultry Guard(R) litter amendments and Conditionade(R) binding agents. The Poultry Guard and PelUnite product lines both reported sales and gross profit increases for the period.

Net sales of the Crop Production and Horticultural Products Group for the third quarter of fiscal 2003 were $7,574,000, an increase of 36.6% from net sales of $5,544,000 in the third quarter of fiscal 2002. The quarterly sales increases followed the full year trend of growth in Agsorb agricultural products and Pro's Choice sports field products. The sports field products have seen strong growth in the golf course market place. This segment's operating income increased by 9.5% from $1,142,000 in the third quarter of fiscal 2002 to $1,250,000 in the third quarter of fiscal 2003. The increase in operating profit was driven by the gross profit change from increased sales. However, the recent fuel cost increases experienced by the Company lowered the overall profit increase.

Net sales of the Industrial and Automotive Products Group for the third quarter of fiscal 2003 were $5,645,000, an increase of 15.4% from net sales of $4,892,000 in the third quarter of fiscal 2002. A large portion of the sales increase was driven by the Taft plant purchase. This segment's operating income improved from a loss of $24,000 in the third quarter of fiscal 2002 to a loss of $4,000 in the third quarter of fiscal 2003. Improvements in manufacturing processing labor and expenses and the sales increases were offset by the recent spike in fuel prices.

Consolidated gross profit as a percentage of net sales for the third quarter of fiscal 2003 increased to 21.5% from 18.5% in the third quarter of fiscal 2002. A favorable sales mix led by the acquired Jonny Cat product line, Kat Kit products and Cat's Pride products in the Consumer Products Group, improved sales of Poultry Guard and PelUnite products in the Specialty Product Group, increased sales of Agsorb and Pro's Choice products in the Crop Production and Horticultural Products Group and lower distribution costs due to the Wal-Mart change all contributed to this increase. Offsetting these improvements were price increases in the energy markets. These market changes drove an 8% fuel rate increase for the third quarter of fiscal 2003 as compared to the same quarter in fiscal 2002.

Operating expenses as a percentage of net sales for the third quarter of fiscal 2003 were flat compared to the same period in fiscal 2002 at approximately 17%. The third quarter of fiscal 2003 was impacted by the $350,000 goodwill write-off.

Interest expense net of interest income for the third quarter of fiscal 2003 increased by $30,000 compared to the third quarter of fiscal 2002. Interest income for the third quarter of fiscal 2003 decreased compared to the same period in fiscal 2002 due to lower yields in the market place and a change in the portfolio mix.

The Company's effective tax rate was 33.7% of pre-tax income in the third quarter of fiscal 2003 versus 30.4% in the third quarter of fiscal 2002. Impacting the tax rate were the real estate gains, California's state income tax impact on the Taft, California production facility and the impact of a lower depletion allowance at Taft compared to the Company's other production facilities. It is anticipated that the Taft facility will not achieve depletion allowance values similar to the other facilities for at least the next few years.


FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries during the nine months ended April 30, 2003 were $8,380,000 or 6.5% of total Company sales. This represents an increase of 4.0% from the first nine months of fiscal 2002, in which foreign subsidiary sales were $8,056,000 or 6.5% of total Company sales. This increase in sales was seen largely in the Company's Canadian operation where the addition of the Jonny Cat product line and price increases have exceeded the loss of private label business from one customer. For the nine months ended April 30, 2003, the foreign subsidiaries reported a loss of $44,000, an improvement of $396,000 from the $440,000 loss reported in the first nine months of fiscal 2002. The improvement for the year was due to improved sales and lower material costs at the Company's Canadian operation.

Identifiable assets of the Company's foreign subsidiaries as of April 30, 2003 were $10,126,000 compared to $9,867,000 as of April 30, 2002.

Net sales by the Company's foreign subsidiaries during the three months ended April 30, 2003 were $2,984,000 or 6.5% of total Company sales. This represents an increase of 25.6% from the third quarter of fiscal 2002, in which foreign subsidiary sales were $2,376,000 or 6.1% of total Company sales. Again, this increase was driven by the addition of the Jonny Cat product line. For the three months ended April 30, 2003, the foreign subsidiaries reported a loss of $29,000, an improvement of $122,000 from the $151,000 loss reported in the third quarter of fiscal 2002. The improvement for the quarter was due to improved sales and lower material costs in Canada.

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING, BUT NOT LIMITED TO, THOSE UNDER THE HEADING "EXPECTATIONS" AND THOSE STATEMENTS ELSEWHERE IN THIS REPORT THAT USE FORWARD-LOOKING TERMINOLOGY SUCH AS "EXPECT," "WOULD," "COULD," "SHOULD," "ESTIMATES," "ANTICIPATES" AND "BELIEVES" ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THAT TERM IN THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE REFLECTED IN THESE FORWARD-LOOKING STATEMENTS, DUE TO UNCERTAINTIES SUCH AS CONTINUED VIGOROUS COMPETITION IN THE GROCERY, MASS MERCHANDISER AND CLUB MARKETS AND SPECIALTY PRODUCT MARKETS, THE LEVEL OF SUCCESS OF NEW PRODUCTS, AND THE COST OF PRODUCT INTRODUCTIONS AND PROMOTIONS IN THE CONSUMER MARKET. FORWARD-LOOKING STATEMENTS ARE ALSO SUBJECT TO THE RISK OF CHANGES IN MARKET CONDITIONS IN THE OVERALL ECONOMY, ENERGY PRICES, THE RISK OF WAR OR INTERNATIONAL INSTABILITY AND, FOR THE FLUIDS PURIFICATION AND AGRICULTURAL MARKETS, CHANGES IN PLANTING ACTIVITY, CROP QUALITY AND OVERALL AGRICULTURAL DEMAND, INCLUDING EXPORT DEMAND, INCREASING REGULATION OF THE FOOD CHAIN AND FOREIGN EXCHANGE RATE FLUCTUATIONS. OTHER FACTORS AFFECTING THESE FORWARD-LOOKING STATEMENTS MAY BE DETAILED FROM TIME TO TIME IN OTHER REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk and employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short-term investments. The Company had two interest rate swap agreements as of April 30, 2003. The Company believes that the market risk arising from holdings of its financial instruments is not material.

The Company is exposed to regulatory risk in the fluid purification and agricultural markets, principally as a result of the risk of increasing regulation of the food chain in the United States and Europe. The Company actively monitors developments in this area, both directly and through trade organizations of which it is a member.

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

The table below provides information about the Company's natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the table presents the notional amounts in MMBtu's, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2003. The Fair Value was determined using the "Most Recent Settle" price for the "Henry Hub Natural Gas" option contract prices as listed by the New York Mercantile Exchange on May 28, 2003.

---------------------------------------------------------
              COMMODITY PRICE SENSITIVITY
              NATURAL GAS FUTURE CONTRACTS
           FOR THE YEAR ENDING JULY 31, 2003
---------------------------------------------------------
                               Expected 2003     Fair
                                  Maturity        Value
---------------------------------------------------------
Natural Gas Future                645,000          --
Volumes (MMBtu's)
Weighted Average Price
(Per MMBtu)                      $   3.82          --
Contract Amount ($ U.S.,
in thousands)                    $2,462.9     $3,039.1
---------------------------------------------------------


Factors that could influence the fair value of the natural gas contracts, include, but are not limited to, the creditworthiness of the Company's natural gas suppliers, the overall general economy, developments in world events, and the general demand for natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world. Some of these same events have allowed the Company to mitigate the impact of the natural gas contracts by the continued and in some cases expanded use of recycled oil in our manufacturing processes. Accurate estimates of the impact that these contracts may have on the Company's fiscal 2003 financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Based on their evaluation within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing, and disclosing the information the Company is required to disclose in reports filed under the Act.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the date of last evaluation of those internal controls.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)    EXHIBITS:

         Exhibit      Restatement dated April 1, 2003 of the
         10(j)(1):    Oil-Dri Corporation of America November 15,
                      1995 Deferred Compensation Plan

         Exhibit      Supplemental Executive Retirement Plan
         10(l):       dated April 1, 2003

         Exhibit 11:  Statement Re:  Computation of per share
                      earnings

         Exhibit 99:  Additional Exhibits: Certifications
                      pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002

     (b)    REPORTS ON FORM 8-K:

            The Company filed a Current Report on Form 8-K dated February 28, 2003, reporting that it had issued a press release announcing its second quarter and six month earnings.

            The Company filed a Current Report on Form 8-K dated March 14, 2003, reporting on Item 9 thereof that it had furnished Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            The Company filed a Current Report on Form 8-K dated March 28, 2003, reporting that it had issued a press release announcing its implementation of price increases.


   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   OIL-DRI CORPORATION OF AMERICA
     (Registrant)



   BY /S/JEFFREY M. LIBERT
      Jeffrey M. Libert
      Chief Financial Officer



   BY /S/DANIEL S. JAFFEE
      Daniel S. Jaffee
      President and Chief Executive Officer



   Dated:  June 12, 2003

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




   Date:    June 12, 2003
            --------------------------



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



   Date:    June 12, 2003
            --------------------------



   By:      /s/ Jeffrey M. Libert
            --------------------------
            Jeffrey M. Libert
            Chief Financial Officer

                                    EXHIBITS

Exhibit 10(j)(1): Restatement dated April 1, 2003 of the Oil-Dri Corporation of America November 15, 1995 Deferred Compensation Plan

Exhibit 10(l):       Supplemental Executive Retirement Plan dated April
                     1, 2003

Exhibit 11:          Statement Re:  Computation of per share earnings

Exhibit 99:          Additional Exhibits: Certifications pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002