Form 10-K
period 2003-07-31
OIL DRI CORPORATION OF AMERICA
filed 2003-10-24
CIK 74046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2003

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                      NONE

Indicate by check mark whether Oil-Dri (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Oil-Dri was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Oil-Dri's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether Oil-Dri is an accelerated filer:

                                 Yes [ ] No [X]

The aggregate market value of Oil-Dri's Common Stock owned by non-affiliates as of January 31, 2003 for accelerated filer purposes was $38,882,000.

The aggregate market value of Oil-Dri's Common Stock owned by non-affiliates as of September 29, 2003 was $47,448,000.

Number of shares of each class of Oil-Dri's common stock outstanding as of September 29, 2003:

         Common Stock - 5,472,935 shares (including 1,434,540 treasury shares) Class B Stock - 1,765,083 shares (including 342,241 treasury shares) Class A Common Stock - 0 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

         1. Oil-Dri's Proxy Statement for its 2003 Annual Meeting of Stockholders ("Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than November 28, 2003 (120 days after the end of Oil-Dri's fiscal year ended July 31, 2003), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

                                    CONTENTS

                                                                              PAGE
                                                                              ----
                                     PART I

ITEM 1:   Business.........................................................    4 - 9

ITEM 2:   Properties.......................................................  10 - 11

ITEM 3:   Legal Proceedings................................................       11

ITEM 4:   Submission of Matters to a Vote of Security Holders..............       11

EXECUTIVE OFFICERS OF OIL-DRI..............................................       12

                                    PART II

ITEM 5:   Market for Registrant's Common Equity and Related
          Stockholder Matters..............................................       13

ITEM 6:   Selected Financial Data..........................................  14 - 15

ITEM 7:   Management Discussion and Analysis of Financial
          Condition and the Results of Operations..........................  16 - 23

ITEM 7a:  Quantitative and Qualitative Disclosures About Market Risk.......       24

ITEM 8:   Financial Statements and Supplementary Data......................  25 - 51

ITEM 9:   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...........................       52

REPORT OF INDEPENDENT AUDITORS.............................................       52

                                    PART III

ITEM 10:  Directors and Executive Officers of Oil-Dri......................       53

ITEM 11:  Executive Compensation...........................................       53

ITEM 12:  Security Ownership of Certain Beneficial Owners and
          Management.......................................................       53

ITEM 13:  Certain Relationships and Related Transactions...................       54

ITEM 14:  Controls and Procedures..........................................       54

                                    PART IV

ITEM 15:  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.........................................................  55 - 59

SIGNATURES       ..........................................................  60 - 61
REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE.............       62
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS...........................       63
EXHIBIT INDEX    ..........................................................       64

                                     PART I

ITEM 1. BUSINESS

         Oil-Dri Corporation of America was incorporated in 1969 in Delaware as the successor to an Illinois corporation incorporated in 1946; the Illinois corporation was the successor to a partnership that commenced business in 1941. Except as otherwise indicated herein or as the context otherwise requires, references herein to "Oil-Dri" or to the "Company" are to Oil-Dri Corporation of America and its subsidiaries. Oil-Dri is a leader in developing, manufacturing and marketing sorbent products and related services for the consumer, specialty, crop production and horticultural and industrial and automotive markets. Oil-Dri also manufacturers and sells dog treats, which are part of its consumer products business. Oil-Dri's sorbent products are principally produced from clay minerals and, to a lesser extent, other sorbent materials. Consumer products, consisting primarily of cat litter, are sold through the grocery products industry, mass merchandisers, warehouse clubs, and pet retail outlets. Specialty products, consisting primarily of bleaching, filtration and clarification clays, are sold to processors and refiners of edible and petroleum-based oils. Crop production and horticultural products, which include carriers for crop protection chemicals and fertilizers, drying agents, soil conditioners, sports field products, pellet binders for animal feeds and flowability aids, are sold to manufacturers of agricultural chemicals and distributors of other agricultural and sports turf products. Industrial and automotive products, consisting primarily of oil, grease and water sorbents (both clay and non-clay), are sold to distributors of industrial cleanup and automotive products, environmental service companies and retail outlets.

         Oil-Dri's sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of Oil-Dri's absorbent clay products are Cats Pride(R) and Jonny Cat(R) Premium cat litter and other cat litters, Oil-Dri All Purpose(R) floor absorbent and other floor absorbents and Agsorb(R) granular agricultural chemical carriers.

         Adsorbent products attract liquids, impurities, metals and surfactants to themselves and form low-level chemical bonds. Oil-Dri's adsorbents are used for cleanup and filtration mediums. Oil-Dri's adsorbent products include Oil-Dri Lites(TM) sorbents for industrial cleanup, Pure-Flo(R), Pure-Flo(R) Supreme, Perform(TM) and Select(TM) bleaching clays for edible oils, fats and tallows, and Ultra-Clear(R) clarification aids for petroleum-based oils and by-products.

         Oil-Dri has pursued a strategy of developing products for consumer, specialty, crop protection, horticultural, and industrial and automotive uses, where Oil-Dri's marketing, manufacturing and research and development capabilities can play important roles. Oil-Dri's products are sold through its specialized divisional sales staffs supported by technical service representatives and a network of industrial distributors and food brokers. Oil-Dri maintains its own research and development facility and staff.

         Certain financial information on segments is contained in Note 3, in the Notes to the Consolidated Financial Statements, incorporated herein by reference. Information concerning total revenue of classes of similar products accounting for more than 10% of consolidated revenues in any of the last three fiscal years is not separately provided because it is the same as the information on net sales of segments furnished in Note 3, in the Notes to the Consolidated Financial Statements. Certain financial information about Oil-Dri's foreign and domestic operations is also contained in Note 3, in the Notes to the Consolidated Financial Statements, and is incorporated herein by reference.

Consumer Products Group

         Oil-Dri's cat litter products, in both coarse granular and fine granular clumping (scoopable) forms, are sold under Oil-Dri's Cat's Pride(R), Jonny Cat(R) and Lasting Pride(R) brand names, the Fresh Step(R) brand manufactured for Clorox ("Clorox"), and private label cat litters manufactured for mass merchandisers, wholesale clubs, drugstore chains, pet superstores and retail grocery stores. Oil-Dri also packages and markets Cat's Pride(R) Kat Kit(R) cat litter in a disposable tray. These products are sold through independent food brokers and Oil-Dri's sales force to major outlets such as Wal-Mart, Publix, Kroger, Stop and Shop and others.

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

         The overwhelming majority of all cat litter is mineral based; however, over the years various alternative litters have been introduced based on alternative strata such as paper, various agricultural waste products and most recently, silica gels. To date, these products have assumed only niche positions within the category.

         Oil-Dri has several long-term supply agreements under which it manufactures branded traditional litters for other marketers. Under these co-manufacturing relationships, the marketer controls all aspects of sales, marketing, distribution and the odor control formula; the Company is responsible for manufacturing. Oil-Dri and Clorox have had such an arrangement under which they developed Fresh Step(R) premium-priced cat litter products and under which Oil-Dri has an exclusive right to supply Clorox's requirements for Fresh Step(R) coarse cat litter up to certain levels. During fiscal year 2001, the Company signed a new long-term agreement with Clorox, such that the Company will continue to supply Clorox with this product.

         On December 13, 2002, the Company completed the purchase, for $6,000,000 in cash of assets related to the Jonny Cat(R) brand of cat litter (the "Purchase") from a wholly owned subsidiary of Clorox. The Company also spent approximately $652,000 on various post-closing costs related to the purchase. Included in the Purchase were inventories, trademarks, a manufacturing plant in Taft, California and mineral reserves. See Note 5, in the Notes to the Consolidated Financial Statements for a discussion of the Purchase.

         On July 17, 2003, the Company announced a reorganization of service for its customers in the Pacific Northwest. On July 31, 2003, the Company closed its Christmas Valley, Ore., facility and transferred existing customers to its newly acquired plant in Taft, California and other Oil-Dri facilities. See Note 2 in the Notes to the Consolidated Financial Statements for a discussion of the closure of the Christmas Valley plant.

         In fiscal 1998, Oil-Dri purchased Salubrious, Inc., a manufacturer of dog biscuits, which was subsequently renamed Phoebe Products Co. During fiscal 2003 most of the Phoebe Products sales were made in the high-end private label market.

Specialty Products Group

         Specialty products include Pure-Flo(R) and Pure-Flo(R) Supreme bleaching clays and Ultra-Clear(R) clarification aids. These products are supported by a team of technical sales and support representatives employed by the Company as well as agent representatives and the services of Oil-Dri's research and development group. The products are marketed in the United States and international markets.

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

         Oil-Dri also produces Perform(TM) and Select(TM) bleaching clays, which offer performance advantages to refiners. The Perform(TM) products provide increased activity for hard-to-bleach oils. The Select(TM) line of products is used earlier in the process stream to remove a variety of impurities from edible oils. Select(TM) bleaching clays can also be used to significantly improve the refining of edible oils. Other products include Pel-Unite Plus(TM) and Conditionade(R) pelleting aids used in the manufacturing of animal feeds and Poultry Guard(R) litter amendments used in controlling ammonia levels in commercial poultry houses.

Crop Production and Horticultural Products Group

         Oil-Dri produces and markets a wide range of granular and powdered mineral absorbent products that are used with crop protection chemicals, agricultural drying agents, bulk processing aids, growing media, turf fertilizers and sports field products. Brands include Agsorb(R) agricultural chemical carriers and drying agents; Flo-Fre(R), a highly absorbent microgranule flowability aid; Terra-Green(R) growing media supplement; and Soilmaster(R) sports field conditioner.

         Agsorb(R) carriers are used as a delivery system for crop protection chemicals, including herbicides, fungicides, insecticides, and fertilizers. Agsorb(R) customized carriers are designed to reduce dust and to facilitate accuracy of application. Oil-Dri's Agsorb(R) drying agent is used to prevent clogging in specialized farm machinery and enables farmers to evenly apply granular fertilizers and liquid pesticides to their fields in one application. Oil-Dri has also developed the Agsorb(R) product as a blending agent for fertilizers and chemicals used in the lawn and garden market.

         Agricultural products are marketed in the United States by technical salesmen employed by the Company who sell to crop protection chemical manufacturers, feed producers and lawn and garden manufacturers. Oil-Dri's principal customers for these products include the agricultural groups of Monsanto, DowElanco, Syngenta and Bayer.

         In October 1999, Oil-Dri acquired Pro's Choice, Inc., ("Pro's Choice") a marketer and distributor of sports field products. Previously, Oil-Dri had supplied Pro's Choice with specialty clay products for use in these markets. Products include Soilmaster(R) family of infield conditioners. These products improve the performance and playability of baseball infields and facilitate root zone growth when used on the soil of soccer and football fields. Oil-Dri's principal customers for these products are managers of baseball, football, soccer fields and golf courses.

Industrial and Automotive Products Group

         Products for industrial applications include Oil-Dri's oil, grease and water sorbents, which are cost effective floor maintenance products that provide a non-slip and nonflammable surface for workers. These products are sold through a wide range of distribution channels and have achieved a high level of brand name recognition. Oil-Dri distributes clay-based sorbents sold in granular form and in other configurations such as "socks". Oil-Dri also distributes polypropylene sorbents in various forms such as pads and rolls.

         Oil-Dri sells its industrial products through a distributor network that includes industrial, auto parts, safety, sanitary supply, chemical and paper distributors and environmental service companies. Oil-Dri supports the efforts of the industrial distributors with specialized divisional sales personnel.

         Oil-Dri also produces for the consumer market Oil-Dri(R) Automotive, a floor absorbent for home and garage use. This product is sold through automobile parts distributors and mass merchandisers.

Patents

         Oil-Dri has obtained or applied for patents for certain of its processes and products. These patents expire at various times, beginning in 2005. Patented processes and products are not material to Oil-Dri's overall business.

Foreign

         Favorite Products Company, Ltd. (d.b.a. Oil-Dri Canada) is a manufacturer and marketer of branded and private label cat litter in the Canadian market place. Among its branded products are Saular(R), a leading cat litter brand in Canada; and Saular(R) Kat-Kit(TM), a disposable cat litter tray and litter combination. Certain of the products sold in Canada are blends of clay and synthetic sorbent materials.

         Oil-Dri's wholly owned subsidiary in England, Oil-Dri (U.K.), Ltd., packages clay granules produced by Oil-Dri's domestic manufacturing facilities and, for certain applications, blends a synthetic sorbent material which it manufactures locally. Oil-Dri (U.K.), Ltd. markets these products, primarily in the United Kingdom, as an oil and grease absorbent and as a cat litter.

         Oil-Dri's wholly owned subsidiary in Switzerland, Oil-Dri S.A., performs various management, sales and administrative functions for Oil-Dri and its foreign subsidiaries.

         The Company's foreign operations are subject to the normal risks of doing business overseas, such as currency devaluations and fluctuations, restrictions on the transfer of funds and import/export duties. Oil-Dri was not materially impacted by these foreign currency fluctuations in any of its last three fiscal years.

Backlog; Seasonality

         At July 31, 2003, 2002 and 2001, Oil-Dri's backlog of orders was approximately $4,277,000, $2,448,000, and $2,088,000 respectively. Oil-Dri does not consider its clay sorbent business, taken as a whole, to be seasonal to any material extent. However, certain business activities of certain customers (such as agricultural) are subject to such factors as crop acreage planted and product formulation cycles.

Customers

         Sales to Wal-Mart Stores, Inc. accounted for approximately 19%, 22% and 21% of Oil-Dri's net sales for the fiscal year ended July 31, 2003, 2002 and 2001 respectively. Sales to Clorox accounted for approximately 9%, 10% and 8% of Oil-Dri's net sales for the fiscal year ended July 31, 2003, 2002 and 2001 respectively. Clorox and Oil-Dri are parties to a long-term supply contract. The loss of any other of Oil-Dri's customers would not have a materially adverse effect on Oil-Dri.

Competition

         Oil-Dri has approximately six principal competitors in the United States, some of which have substantially greater financial resources than the Company, which compete with Oil-Dri in certain markets and with respect to certain products. Price, service and technical support, product quality and delivery are the principal methods of competition in Oil-Dri's markets and competition has historically been very vigorous.

Reserves

         Oil-Dri mines sorbent materials, consisting of either montmorillonite, attapulgite or diatomaceous earth on leased or owned land near its manufacturing facilities in Mississippi, Georgia, Illinois and California; it also has reserves in Nevada, Oregon and Tennessee (see "Item 2. Properties" below). Oil-Dri estimates that its proven recoverable reserves of these sorbent materials aggregate approximately 466,272,000 tons. Based on its rate of consumption during the 2003 fiscal year, without regard to reserves in Nevada and Oregon, Oil-Dri considers its proven recoverable reserves adequate to supply Oil-Dri's needs for over 40 years. It is Oil-Dri's policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. Oil-Dri has a program of exploration for additional reserves and, although reserves have been acquired, Oil-Dri cannot assure that additional reserves will continue to become available. Oil-Dri's use of these reserves will be subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. Also, requirements for environmental compliance may restrict exploration or use of lands that might otherwise be utilized as a source of reserves. During the fiscal year ended July 31, 2003, Oil-Dri utilized these reserves to produce substantially all of the sorbent minerals that it sold.

         Included in the calculations above are approximately 6,175,000 tons of proven mineral reserves on approximately 1,825 acres, which were acquired in the Purchase. The calculations exclude approximately 15,000 tons of proven reserves in Oregon, which are associated with the Company's now-closed Christmas Valley facility.

         In 1997, Oil-Dri acquired rights to mineral reserves on approximately 5,827 acres in Washoe County, Nevada. This acreage is in addition to approximately 415 acres acquired in 1991 in the same county. Oil-Dri estimates that there are approximately 307,000,000 tons of proven reserves of sorbent materials on the combined acreage. Mining and processing these reserves, however, require the approval of federal, state and local agencies. The calculations above exclude all of these reserves.

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

         Oil-Dri employs a staff of geologists and mineral specialists who estimate and evaluate existing and potential reserves in terms of quality, quantity and availability.

Mining Operations

         Oil-Dri has conducted mining operations in Ripley, Mississippi since 1963; in Ochlocknee, Georgia since 1971; in Blue Mountain, Mississippi since 1989; in Mounds, Illinois since 1998 and in Taft, California since 2002.

         Oil-Dri's raw materials are surface mined on a year-round basis, generally using large earth moving scrapers, bulldozers, excavators or off-road tucks to remove overburden, and then loaded into dump trucks with backhoe or front end loader for movement to the processing facilities. The mining and hauling of Oil-Dri's clay is performed by Oil-Dri and by independent contractors.

         Oil-Dri's current operating mines range in distance from immediately adjacent to approximately 12 miles from the related processing plants. Access to processing facilities from the mining areas is generally by private road, and in some instances public highways are utilized.

         Each of Oil-Dri's processing facilities maintains inventories of unprocessed clay of approximately one week of production requirements.

         The following schedule summarizes, for each of Oil-Dri's manufacturing facilities, the net book value of land and other plant and equipment:

                                                                   PLANT AND
                                                       LAND        EQUIPMENT
                                                       ----        ---------
                                                         (IN THOUSANDS)
Ochlocknee, Georgia.............................     $   2,265     $  11,737
Ripley, Mississippi.............................     $   1,522     $   7,614
Mounds, Illinois................................     $     325     $   7,199
Blue Mountain, Mississippi......................     $     952     $   4,772
Taft, California................................     $   1,219     $   3,088

Employees

         As of July 31, 2003, Oil-Dri employed 840 persons, 72 of who were employed by Oil-Dri's foreign subsidiaries. Oil-Dri's corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 50 of Oil-Dri's employees in the U.S. and approximately 25 of Oil-Dri's employees in Canada are represented by labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered satisfactory.

Environmental Compliance

         Oil-Dri's mining and manufacturing operations and facilities in Georgia, Mississippi, Oregon, California and Illinois are required to comply with state surface mining statutes and various federal, state and local statutes, regulations and ordinances which govern the discharge of materials, water and waste into the environment and restrict mining on wetlands or otherwise regulate Oil-Dri's operations. In recent years, environmental regulation has grown increasingly stringent, a trend that Oil-Dri expects will continue. Oil-Dri endeavors to be in substantial compliance at all times with all applicable environmental controls and regulations. As a result, expenditures relating to environmental compliance have increased over the years; however, these expenditures have not been material. Oil-Dri continues, and will continue, to incur costs in connection with reclaiming exhausted mining sites. The costs of reclamation have not had a material effect on its mining costs. These costs are treated as part of Oil-Dri's mining expense.

         In addition to the environmental requirements relating to mining and manufacturing operations and facilities, there is increasing federal and state legislation and regulation with respect to the labeling, use, and disposal after use, of various of Oil-Dri's products. Oil-Dri endeavors to be in substantial compliance at all times with that legislation and regulation and to assist its customers in that compliance.

         Oil-Dri cannot assure that, despite all commercially reasonable efforts, it will always be in compliance with environmental legislation and regulations or with requirements regarding the labeling, use, and disposal after use, of its products; nor can it assure that from time to time enforcement of such requirements will not have an adverse impact on its business.

Energy

         Oil-Dri uses coal, natural gas and recycled fuel oil as permitted for energy sources in the processing of its clay products. Consistent with prior years, Oil-Dri has switched from natural gas to other energy sources during certain months due to seasonal unavailability and the higher cost of natural gas relative to other fuels. See Item 7a. "Quantitative and Qualitative Disclosures About Market Risk" with respect to the use of forward contracts.

Research and Development

         At Oil-Dri's research and development facility, the staff develops new products and applications and improves existing products. The staff and various consultants consist of geologists, mineralogists and chemists. In the past several years, Oil-Dri's research efforts have resulted in a number of new sorbent products and processes. The facility produces prototype samples and tests new products for customer trial and evaluation.

         Oil-Dri spent approximately $1,923,000, $1,955,000 and $1,953,000 during its fiscal years ended July 31, 2003, 2002 and 2001, respectively, for research and development. None of such research and development was customer sponsored, and all research and development costs are expensed in the year in which incurred. See Note 1, in the Notes to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

         Oil-Dri's properties are generally described below:

                        LAND HOLDINGS & MINERAL RESERVES

                          LAND       LAND            LAND                          PROVEN           PROBABLE
                          OWNED     LEASED     UNPATENTED CLAIMS     TOTAL        RESERVES          RESERVES           TOTAL
                         -------    -------    -----------------    -------    --------------    --------------    --------------
                         (ACRES)    (ACRES)         (ACRES)          (ACRES)    (000S OF TONS)    (000S OF TONS)    (000S OF TONS)
California............       795         --           1,030           1,825             6,175            11,226            17,401
Georgia...............     1,884      1,639              --           3,523            28,354            11,547            39,901
Illinois..............       161        598              --             759             8,872             5,292            14,164
Mississippi...........     2,182        978              --           3,160           113,026           115,043           228,069
Nevada................       535         --           5,827           6,362           306,830           248,874           555,704
Oregon................       400         --              80             480                15               279               294
Tennessee.............       178         --              --             178             3,000             3,000             6,000
                         -------    -------       ---------         -------    --------------    --------------    --------------
                           6,135      3,215           6,937          16,287           466,272           395,261           861,533
                         =======    =======       =========         =======    ==============    ==============    ==============

         See also "Item 1.  Business--Reserves"

         There are no mortgages on the real property owned by Oil-Dri. The Mississippi, Georgia, Oregon, Tennessee, Nevada, California and Illinois properties are primarily mineral in nature. Parcels of such land are also sites of manufacturing facilities operated by Oil-Dri. The Illinois land also includes the site of Oil-Dri's research and development facility. Oil-Dri owns approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing and packaging facility for Oil-Dri's Canadian subsidiary.

         Oil-Dri's mining operations are conducted on leased or owned land. The Georgia, Illinois, and Mississippi mining leases generally require that Oil-Dri pay a minimum monthly rental to continue the lease term. The rental payments are generally applied against a stated royalty related to the number of unprocessed, or in some cases processed, tons of mineral extracted from the leased property. The Georgia and Mississippi leases generally have no stated expiration dates. The Illinois leases have expiration dates ranging from 2005 to 2053. The expiration of any of these leases would not have a material adverse effect on Oil-Dri. Manufacturing at facilities that are not contiguous with the related mines, Oil-Dri has a variety of access arrangements, some of which are styled as leases. The expiration or termination of any of these arrangements would not have a material adverse effect on the Company.

         Of Oil-Dri's total reserves and land around the plants, certain placer claims and mill sites in California, Nevada and Oregon are claims leased by Oil-Dri, on which Oil-Dri has the right to conduct mining or processing activities. The validity of title to unpatented claims is dependent upon numerous factual matters. Oil-Dri believes the unpatented claims it leases are in compliance with all applicable federal, state and local mining laws, rules and regulations. In fiscal 2000, the Bureau of Land Management determined that Oil-Dri's claim on certain Nevada properties are locatable in nature. This ruling has the effect of perfecting Oil-Dri's right to mine these claims. However, with respect to Nevada, see Note 2 in the Notes to the Consolidated Financial Statements. In the past, members of Congress and the executive branch of the federal government have proposed amendments to existing federal mining laws. These amendments could have a prospective effect on mining operations on federal lands and include, among other changes, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of Oil-Dri's unpatented claims may become uneconomic. Oil-Dri cannot predict the form that any such amendments might take or whether or when such amendments might be adopted.

         Oil-Dri operates manufacturing facilities at Ripley, Mississippi; Ochlocknee, Georgia; Taft, California; Blue Mountain, Mississippi and Mounds, Illinois; production and packaging plants at Laval, Quebec, Canada and Wisbech, United Kingdom; a non-clay sorbents processing and warehousing facility in Alpharetta, Georgia; and a dog biscuit manufacturing plant in Kiel, Wisconsin. Oil-Dri's facilities at Ripley, Mississippi; Ochlocknee, Georgia; Taft, California; Mounds, Illinois; Alpharetta, Georgia; Laval, Quebec, Canada and Wisbech, United Kingdom are wholly owned by Oil-Dri and Oil-Dri's facility at Blue Mountain, Mississippi is owned in part by Oil-Dri, with the balance leased as hereinafter described. Oil-Dri is a party to leases that relate to certain plant acquisition and expansion projects at Oil-Dri's facility at Blue Mountain, Mississippi. The Blue Mountain, Mississippi lease was entered into with the Town of Blue Mountain, Mississippi in 1988 in connection with the issuance by the Town of $7,500,000 in aggregate principal amount of industrial revenue bonds ($5,000,000 of which has been subsequently retired), full payment of which is guaranteed by Oil-Dri. Upon expiration of the leases in 2008, a subsidiary of Oil-Dri has the right to purchase the leased property for $100 upon full payment of the bonds. The land on which the manufacturing facility at Wisbech, United Kingdom is located is leased pursuant to a long-term lease arrangement with the Port Authority of Wisbech, which expires in 2032. The facilities in Alpharetta, Georgia and Kiel, Wisconsin are leased.

         All of Oil-Dri's domestic manufacturing facilities, whether owned or leased, consist of related steel frame, sheet steel covered or brick buildings of various heights, with concrete floors and storage tanks. The buildings occupy approximately 208,000 square feet at Ripley, Mississippi; 398,000 square feet at Ochlocknee, Georgia; 129,000 square feet at Mounds, Illinois; 135,000 square feet at Taft, California; 26,000 square feet at Alpharetta, Georgia; 16,000 square feet at Kiel, Wisconsin and 140,000 square feet at Blue Mountain, Mississippi. Oil-Dri maintains railroad siding facilities near the Ripley, Mississippi; Ochlocknee, Georgia; Blue Mountain, Mississippi; Mounds, Illinois and Laval, Quebec, Canada manufacturing facilities. Equipment at all facilities is in good condition, well maintained and adequate for current processing levels.

         All of Oil-Dri's foreign facilities are owned and consist of related steel-framed, sheet steel covered or brick buildings of various heights, with concrete floors and storage tanks. The buildings occupy 22,500 square feet at Laval, Quebec, Canada and 66,850 square feet at Wisbech, United Kingdom.

         Oil-Dri's research and development facility is located on owned land in Vernon Hills, Illinois and consists of brick buildings of approximately 19,100 square feet, including a pilot plant facility.

         Oil-Dri's principal executive office, consisting of approximately 20,000 square feet in Chicago, Illinois, is presently occupied under a lease expiring on June 30, 2018.

ITEM 3. LEGAL PROCEEDINGS

         In April 2002, the Company filed parallel actions in state and federal courts in Nevada against Washoe County, Nevada, alleging that the County's denial of a special use permit (sought by the Company in connection with its plan to build a manufacturing facility outside of Reno, Nevada) violated both federal and state law. The lawsuits seek damages resulting from the County's improper denial of the special use permit, which caused the Company to abandon its plan to build the Reno facility. The federal court action has been dismissed on jurisdictional grounds, and the state court action is now proceeding. A hearing on the liability issues in the state court action is expected to be held in fall 2003. An adverse decision in the matter would not have a material adverse effect on the Company.

         The Company is involved in other ordinary routine litigation, none which is material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 401(b) OF REGULATION S-K. EXECUTIVE OFFICERS OF OIL-DRI

         The following table gives certain information with respect to the executive officers of Oil-Dri.

                                             PRINCIPAL OCCUPATION
         NAME(1)                          FOR LAST FIVE YEARS                        AGE
         -------                          -------------------                        ---
Daniel S. Jaffee(1)...    President and Chief Executive Officer of Oil-Dri.          39


Eugene W. Kiese(1)....    Vice-President of Specialty Products Group of Oil-Dri.     46
                          Vice-President & General Manager of Global Fluids
                          Purification Division from October, 1997 to January
                          2001.

Wade R. Bradley.......    Vice-President of Global Consumer Products of Oil-Dri;     43
                          Vice-President, Industrial & Automotive
                          Products Group from December 1998 to June
                          2000; General Manager, Industrial &
                          Automotive Products Group from June 1995
                          to December 1998.

Thomas F. Cofsky(2)...    Vice-President of Manufacturing and Logistics of           42
                          Oil-Dri; Vice-President of Logistics,
                          Quality & Service from February 1996 to June 1999.

Jeffrey M. Libert.....    Vice-President & Chief Financial Officer of Oil-Dri;       37
                          Vice-President of Corporate Development and Planning
                          from June 1998 to April 2000.

Charles P. Brissman...    Vice-President, General Counsel and Secretary              43
                          of Oil-Dri; Chief Counsel, Corporate Development and
                          Asset Distribution, and Chief Litigation Counsel, Heller
                          Financial, Inc. April 1998 to October 2002.

Steven M. Azzarello...    Vice-President of new Product Development of Oil-Dri;      44
                          Vice President of Sales and Marketing for the Americas of
                          Oil-Dri from September 2000 to May 2002; General Sales
                          Manager for the Americas of Oil-Dri from January 2000
                          to September 2000: Commercial Director, Latin America
                          from September 1999 to January 2000; Regional Sales
                          Manager, Specialty Products from August 1993 to
                          September 1999.

         The term of each executive officer expires at the 2003 annual meeting of stockholders and when his successor is elected and qualified.

---------------------
(1)  Of the persons in this table, only Daniel S. Jaffee is a director.

(2)  Thomas F. Cofsky is Daniel S. Jaffee's brother-in-law.

                                     PART II

ITEM 5. MARKET FOR OIL-DRI'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

         Information with respect to holders of Common Stock and Class B Stock is contained in Note 7, in the Notes to the Consolidated Financial Statements incorporated herein by reference.

         Information concerning stock prices and dividends with regard to the Common Stock of Oil-Dri, which is traded on the New York Stock Exchange, and information concerning dividends with regard to the Class B Stock of Oil-Dri, for which there is no established public trading market, is contained in Note 16, in the Notes to the Consolidated Financial Statements, incorporated herein by reference. No shares of Class A common stock are outstanding. Oil-Dri's 1993 Note Agreement with Teachers Insurance and Annuity Association and Connecticut General Life Insurance Company and Oil-Dri's Credit Agreement with Harris Trust and Savings Bank dated January 29, 1999 require that certain minimum net worth and tangible net worth levels are to be maintained. To the extent that these balances are not attained, Oil-Dri's ability to pay dividends may be impaired. See Note 4, in the Notes to the Consolidated Financial Statements, incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

                       TEN YEAR SUMMARY OF FINANCIAL DATA

                                                                 2003         2002         2001         2000
                                                               ---------    ---------    ---------    ---------
                                                                 (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
Summary of Operations....................................
Net Sales ...............................................      $ 173,041    $ 162,345    $ 160,669    $ 164,044
Cost of Sales ...........................................        137,413      131,265      131,804      127,434
                                                               ---------    ---------    ---------    ---------
Gross Profit ............................................         35,628       31,080       28,865       36,610
Other Contractual Income & Non-Recurring Fees ...........            675           --        4,278           --
Loss on Impaired Long-Lived Assets ......................             --       (3,213)          --           --
Selling, General and Administrative Expenses ............        (29,686)     (27,878)     (28,977)     (29,617)
Restructuring and Special Charges .......................             --           --           --       (1,239)
                                                               ---------    ---------    ---------    ---------
Income (Loss) from Operations ...........................          6,617          (11)       4,166        5,754
                                                               ---------    ---------    ---------    ---------
Other Income (Expense)
  Interest Income .......................................            216          295          235          206
  Interest Expense ......................................         (2,361)      (2,575)      (2,916)      (3,185)
  Foreign Exchange Gains (Losses) .......................             22         (133)        (228)        (173)
  Gain on the Sale of Mineral Rights ....................            139          769           --           --
  Other, Net ............................................           (291)          96          212          446
                                                               ---------    ---------    ---------    ---------
    Total Other Expense, Net ............................         (2,275)      (1,548)      (2,697)      (2,706)
                                                               ---------    ---------    ---------    ---------
Income (Loss) before Income Taxes .......................          4,342       (1,559)       1,469        3,048
Income Taxes (Benefit) ..................................          1,259         (465)         556          821
                                                               ---------    ---------    ---------    ---------
Net Income (Loss) .......................................      $   3,083    $  (1,094)   $     913    $   2,227
                                                               =========    =========    =========    =========
AVERAGE SHARES OUTSTANDING
  Basic .................................................          5,574        5,614        5,613        5,647
  Diluted ...............................................          5,708        5,614        5,613        5,677
NET INCOME (LOSS) INCOME PER SHARE
  Basic .................................................      $    0.55    $   (0.19)   $    0.16    $    0.39
  Diluted ...............................................      $    0.54    $   (0.19)   $    0.16    $    0.39
IMPORTANT HIGHLIGHTS
  Total Assets ..........................................      $ 126,823    $ 125,035    $ 130,524    $ 132,844
  Long-Term Debt ........................................      $  27,400    $  31,400    $  34,256    $  39,434
  Working Capital .......................................      $  35,396    $  37,652    $  36,100    $  38,875
  Working Capital Ratio .................................            2.4          2.9          2.8          3.6
  Book Value per Share ..................................      $   12.38    $   12.30    $   12.80    $   13.01
  Dividends Declared ....................................      $   1,883    $   1,894    $   1,892    $   1,900
  Capital Expenditures ..................................      $   4,882    $   4,096    $   5,609    $   6,001
  Depreciation and Amortization .........................      $   8,534    $   8,785    $   9,089    $   9,099
  Net (Loss) Income as a Percent of Sales ...............            1.8%        (0.7%)        0.6%         1.4%
  Return on Average Stockholders' Equity ................            4.5%        (1.6%)        1.3%         3.0%
  Gross Profit as a Percent of Net Sales ................           20.6%        19.1%        18.0%        22.3%
  Operating Expenses as a Percent of Net Sales...........           16.8%        19.2%        15.4%        18.8%

                                      YEAR ENDED JULY 31
                                  --------------------------
  1999             1998             1997             1996             1995             1994
---------        ---------        ---------        ---------        ---------        ---------
$ 163,888        $ 152,194        $ 148,895        $ 144,210        $ 148,861        $ 146,147
  121,230          111,990          109,906          108,997          109,288          103,457
---------        ---------        ---------        ---------        ---------        ---------
   42,658           40,204           38,989           35,213           39,573           42,690
       --               --               --               --               --               --
       --               --               --               --               --               --
  (30,907)         (28,646)         (28,320)         (28,309)         (26,863)         (28,394)
       --           (3,129)              --             (921)              --               --
---------        ---------        ---------        ---------        ---------        ---------
   11,751            8,429           10,669            5,983           12,710           14,296
---------        ---------        ---------        ---------        ---------        ---------

      480              491              637              587              448              441
   (3,185)          (2,049)          (1,775)          (1,917)          (1,921)          (1,752)
     (124)            (146)              --               (7)              (5)               3
       --               --               --               --               --               --
    1,114             (119)             (17)             137              (84)             171
---------        ---------        ---------        ---------        ---------        ---------
   (1,715)          (1,823)          (1,155)          (1,200)          (1,562)          (1,137)
---------        ---------        ---------        ---------        ---------        ---------
   10,036            6,606            9,514            4,783           11,148           13,159
    2,860            1,883            2,721            1,409            3,145            3,307
---------        ---------        ---------        ---------        ---------        ---------
$   7,176        $   4,723        $   6,793        $   3,374        $   8,003        $   9,852
=========        =========        =========        =========        =========        =========

    5,827            6,125            6,596            6,806            6,932            6,990
    5,996            6,165            6,599            6,807            6,936            7,011

$    1.23        $    0.77        $    1.03        $    0.50        $    1.15        $    1.41
$    1.20        $    0.77        $    1.03        $    0.50        $    1.15        $    1.41

$ 133,750        $ 134,215        $ 114,558        $ 117,693        $ 116,988        $ 112,267
$  38,150        $  39,976        $  17,052        $  18,978        $  20,422        $  21,521
$  37,141        $  36,283        $  31,165        $  30,399        $  33,074        $  29,337
      3.3              3.1              3.0              2.7              3.1              3.0
$   13.00        $   12.15        $   12.03        $   11.46        $   11.35        $   10.51
$   1,904        $   1,808        $   1,936        $   2,022        $   2,047        $   1,807
$   8,495        $   6,496        $   5,395        $   7,184        $   7,032        $  13,559
$   8,497        $   7,832        $   7,587        $   7,926        $   7,808        $   6,798
      4.4%             3.1%             4.6%             2.3%             5.4%             6.7%
      9.8%             6.3%             8.8%             4.3%            10.6%            14.1%
     26.0%            26.4%            26.2%            24.4%            26.6%            29.2%
     18.9%            20.9%            19.0%            20.3%            18.0%            19.4%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Fiscal 2003 Compared to Fiscal 2002

         Consolidated net sales for the year ended July 31, 2003 were $173,041,000, an increase of 6.6% from net sales of $162,345,000 in fiscal 2002. Net income for the year was $3,083,000, an increase of $4,177,000 compared to the loss reported in fiscal 2002 of $1,094,000. Basic income per share was $0.55 and fully diluted income per share was $0.54 in fiscal 2003, versus a basic and diluted loss per share of $0.19 in fiscal 2002. The fiscal 2003 net income was positively impacted by a pre-tax gain of $139,000 on the sale of mineral rights, a pre-tax contractual payment of $675,000 from a customer that failed to meet minimum purchase requirements under a supply agreement with the Company, a pre-tax gain on real estate sales of $310,000, improved sales and reduced distribution costs. The increase in net income was partially offset by a pre-tax write-off associated with the closure of the Christmas Valley, Oregon production facility in the fourth quarter of $573,000, a pre-tax asset write-off of $385,000 and a pre-tax goodwill write-off of $350,000 related to the Company's equity investment in Kamterter. The fiscal 2002 loss was driven by a $3,213,000 pre-tax write-off associated with a loss on impaired long-lived assets. Partially offsetting this loss was a $937,000 pre-tax gain on the sales of land and mineral rights. See Note 2 in the Notes to the Consolidated Financial Statements for a discussion of the loss on impaired long-lived assets; the gains on the sale of land and mineral rights, the other contractual income and the 2003 closure and write-off of the Christmas Valley production plant.

         Net sales of the Consumer Products Group for fiscal 2003 were $105,108,000, an increase of 4.0% from net sales of $101,042,000 in fiscal 2002. This segment's operating income increased 31.1% from $10,175,000 in fiscal 2002 to $13,343,000 in fiscal 2003. The net sales increase was driven by the addition of the Jonny Cat(R) product line, which also positively contributed to the segment's profit through increased gross profit dollars. The sales increase was partially offset by the elimination of unprofitable business with Wal-Mart, which was implemented in the fourth quarter of fiscal 2002. In that quarter, Wal-Mart and Oil-Dri agreed on new terms pursuant to which Oil-Dri stopped shipping private label cat litter to Wal-Mart distribution centers where the freight cost (a cost borne by Oil-Dri) was prohibitive. This change caused sales to be reduced but profits to be increased in terms of both gross profit margin and absolute dollars. The expenses related to the addition of the Jonny Cat product line and subsequent marketing investments caused the segment's operating expenses to increase, but that increase was more than offset by the gross profit increase. The marketing investments associated with the line are intended to stabilize the base Jonny Cat business and provide a platform for future growth.

         Net sales of the Specialty Products Group for fiscal 2003 were $24,990,000, an increase of 2.0% from net sales of $24,499,000 in fiscal 2002. This segment's operating income increased 15.1% from $4,280,000 in fiscal 2002 to $4,927,000 in fiscal 2003. The profit increase was driven by improved sales of PelUnite(R) and PelUnite Plus(TM) animal feed binding agents and by improved pricing from the bleaching earth products due to changes in the geographical sales mix.

         Net sales of the Crop Production and Horticultural Products Group for fiscal 2003 were $21,820,000, an increase of 27.2% from net sales of $17,154,000 in fiscal 2002. The net sales increase resulted primarily from increased sales of Agsorb(R) drying agents and agricultural carriers, and increased sales of Pro's Choice(R) sports field products. The agricultural carriers business has seen increased sales due to the spread of rotation resistant corn rootworm beetles. The sports field products have seen strong growth in the golf course market place. This segment's operating income increased by 11.2% from $2,350,000 in fiscal 2002 to $2,614,000 in fiscal 2003. The increase in operating income was driven by the gross profit change from increased sales.

         Net sales of the Industrial and Automotive Products Group for fiscal 2003 were $21,123,000, an increase of 7.5% from net sales of $19,650,000 in fiscal 2002. This segment's operating income decreased from a profit of $18,000 in fiscal 2002 to a loss of $826,000 in fiscal 2003. The loss was driven by higher manufacturing processing labor and expenses. Also, the fuel price increase seen in the second half of fiscal 2003 negatively impacted the income of this segment.

         Consolidated gross profit as a percentage of net sales for fiscal 2003 increased to 20.6% from 19.1% in fiscal 2002. A favorable sales mix led by the acquired Jonny Cat product line in the Consumer Products Group, improved sales of PelUnite Plus and price increases in the Specialty Product Group, increased sales of Agsorb and sports field products in Crop Production and Horticultural Products Group and the elimination of sales to unprofitable geographic areas all contributed to this increase. The Company's year-to-date fuel costs are down approximately 4% as compared to fiscal 2002. While fuel was down for the year, rate increases in the second half of the year drove the overall expenses to be down only 4% compared to fiscal 2002.

         The Christmas Valley closure negatively impacted the overall gross profit. Approximately $484,000 of the $573,000 write-off was reflected in cost of goods sold. This adjustment reduced the gross profit percentage from 20.9% for the year, down to the final reported level of 20.6%. The remaining $89,000 of the write-off was reported as part of other income and expense.

         Operating expenses as a percentage of net sales for fiscal 2003 decreased to 16.8% from the 19.2% reported in fiscal 2002. Excluding the other contractual income in 2003 and the loss on impaired assets in 2002, operating expenses for 2003 would have remained flat at 17.2% for both years. A good portion of the absolute dollar value increase in operating expenses in 2003 was experienced in an effort to support the new Jonny Cat product line. The increased sales from this line offset the dollar value increase in expense and therefore led to the consistent expense ratio between the two years, after the contractual income and loss on impaired asset are excluded.

         Interest expense and interest income for fiscal 2003 decreased 5.9% from fiscal 2002 due to the reduction in debt.

         The Company's effective tax rate was 29.0% of pre-tax income in fiscal 2003 versus 29.8% in fiscal 2002. The effective tax rate was consistent between the years.

         Total assets of the Company increased $1,788,000 or 1.4% during fiscal 2003. Current assets increased $3,086,000 or 5.4% from the fiscal 2002 year-end balances, primarily due to increases in accounts receivable, current deferred income taxes and inventory. The accounts receivable increase was related to the improved sales in the fourth quarter. Quarterly sales were up $5,449,000 or 13.9% from the fourth quarter of fiscal 2002. Offsetting some of the increase were decreases in other receivables and prepaid overburden expense. Other receivables decreased due to a change from taxes receivable to taxes payable driven by the profitability of the Company. The prepaid overburden account was reduced by the extra overburden amortization that was incurred in fiscal 2003. See Note 2 in the Notes to the Consolidated Financial Statements for a discussion of this issue.

         Cash, cash equivalents and investments increased 2.7%, or $434,000, from fiscal 2002 despite the fact that the Company spent over $6,000,000 in cash to consummate the Purchase from a wholly owned subsidiary of Clorox. Positive operating cash flows drove the combined cash and investments in treasury securities balances to a higher level than reported for fiscal 2002.

         Property, plant and equipment, net of accumulated depreciation increased $404,000, or 0.8%, from the year-end balance in fiscal 2002. The increase in property, plant and equipment associated with the Purchase and other normal capital investments were substantially offset by normal depreciation expense on the Company's pre-existing fixed asset base and the Christmas Valley, Oregon write-off. See Note 2 in the Notes to the Consolidated Financial Statements.

         Total liabilities increased $1,845,000, or 3.3%, during fiscal 2003. Current liabilities increased $5,342,000 or 26.9% during fiscal 2003, as a result of increases in current maturities of notes payable, accounts payable, freight payables, accrued trade promotions, and salaries, wages and commissions payable. The increased business activity in the fourth quarter helped drive increases in several of the payable balances. Long-term debt decreases $2,850,000 due to principal payments.

Expectations

         The Company believes that sales for fiscal 2004 should show a four to seven percent increase over those reported in fiscal 2003. The sales from the Jonny Cat line of products should help to drive this projected increase in sales. However, the inability to predict potential rate increases in natural gas and other fuel sources causes the Company to be cautiously optimistic about the results for fiscal 2004. The Company expects to build on the progress seen in fiscal 2003 and therefore is projecting earnings in the range of $0.70 to $0.85 per fully diluted share for fiscal 2004.

Liquidity and Capital Resources

         Working capital decreased $2,256,000 during fiscal 2003 to $35,396,000, primarily due to a reduction of other receivables and prepaid overburden removal expense and increased current notes payable, accounts payable, accrued trade promotions and salaries, wages and commissions payables. This decrease was offset partially by increased accounts receivables, inventories and cash, cash equivalents and investments in treasury securities.

         Cash provided by operating activities was used to fund capital expenditures of $4,882,000, the Purchase of $6,652,000, payments on long-term debt of $2,850,000, repurchases of Treasury Stock of $1,508,000 and dividend payments of $1,883,000. Total cash and investment balances held by the Company's foreign subsidiaries at July 31, 2003 and July 31, 2002 were $2,557,000 and $2,187,000, respectively.

         Accounts receivable, less allowance for doubtful accounts, increased 11.0%, or $2,350,000 for fiscal 2003, due to the strong fourth quarter sales discussed previously. During fiscal 2003 the Company experienced a slight decrease in bad debts expense, from the $409,000 in fiscal 2002 to $387,000 in fiscal 2003. The Company maintains policies and practices to monitor the creditworthiness of its customers. These policies include maintaining and monitoring a list of customers whose creditworthiness has diminished. The total balance of accounts receivable for accounts on that list represents approximately 1.4% and 1.3% of the Company's outstanding receivables at July 31, 2003 and 2002 respectively.

         On November 22, 2002, the Company and Harris Trust and Savings Bank executed a second amendment to the Credit Agreement, dated January 29, 1999, between them. See Note 4, in the Notes to the Consolidated Financial Statements for a discussion of this amendment.

The table listed on the following page summarizes the Company's contractual obligations and commercial commitments at July 31, 2003 for the timeframes listed:

CONTRACTUAL OBLIGATIONS

                                                   PAYMENTS DUE BY PERIOD
                        --------------------------------------------------------------------------------
 CONTRACTUAL
 OBLIGATIONS                TOTAL        LESS THAN 1 YEAR    1 - 3 YEARS    4 - 5 YEARS    AFTER 5 YEARS
-------------           -------------    ----------------    -----------    -----------    -------------
Long-Term Debt          $  31,400,000    $      4,000,000    $ 7,160,000    $ 8,160,000    $  12,080,000
Operating Leases           14,601,000           2,321,000                     2,182,000        7,473,000
                                                               2,625,000

Unconditional
Purchase Obligations        2,434,000           2,434,000             --             --               --
                        -------------    ----------------    -----------    -----------    -------------
Total Contractual
Cash Obligations        $  48,435,000    $      8,755,000    $ 9,785,000    $10,342,000    $  19,553,000
                        =============    ================    ===========    ===========    =============

OTHER COMMERCIAL COMMITMENTS

                                           AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                        --------------------------------------------------------------------------------
 OTHER COMMERCIAL       TOTAL AMOUNTS
   COMMITMENTS            COMMITTED      LESS THAN 1 YEAR    1 - 3 YEARS    4 - 5 YEARS    AFTER 5 YEARS
------------------      -------------    ----------------    -----------    -----------    -------------
Standby Letters of
Credit                  $   2,963,000    $      2,963,000    $        --    $        --    $          --
Other Commercial
Commitments                 4,848,000           4,848,000             --             --               --
                        -------------    ----------------    -----------    -----------    -------------
Total Commercial
Commitments             $   7,811,000    $      7,811,000    $        --    $        --    $          --
                        =============    ================    ===========    ===========    =============

         The Company's liquidity needs have been, and are expected to be, met through internally generated funds and, to the extent needed, borrowings under the Company's revolving credit facility with Harris Trust and Savings. As of July 31, 2003, the Company had $7,500,000 available under the credit facility. The Credit Agreement, as amended, contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit the Company's ability to incur additional indebtedness or to acquire or dispose of assets and to pay dividends.

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

Results of Operations
Fiscal 2002 Compared to Fiscal 2001

         Consolidated net sales for the year ended July 31, 2002, were $162,345,000, an increase of 1.0% from net sales of $160,669,000 in fiscal 2001. The improvement was due to a sales increase reported by all of the business segments. Basic and diluted income per share was a loss of $0.19, versus basic and diluted net income per share of $0.16 in fiscal 2001. The loss was driven by a $3,213,000 pre-tax write-off associated with a loss on impaired long-lived assets. Partially offsetting this loss were increased sales, a pre-tax gain of $937,000 on a land sale and the sale of mineral rights, and positive trends in selling, general & administrative expenses, interest income and interest expense. Energy costs were stable during the year. The Company's overall sales mix showed a small negative impact in fiscal 2002. The Consumer segment's negative mix factors were offset in large part by the other segments. Driving the fiscal 2001 income was a non-recurring fee of $4,278,000, which was partially offset by $920,000 of charges covering developmental costs and several capital asset programs that the Company no longer intended to pursue in their original form. See Note 2 in the Notes to the Consolidated Financial Statements for a discussion of the loss on impaired long-lived assets; gain on the sale of mineral rights and the 2001 non-recurring fee.

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

         Net sales of the Industrial and Automotive Products segment for fiscal year 2002 were $19,650,000, an increase of 0.4% from net sales of $19,572,000 in fiscal 2001. A 29% or approximately $1,000,000 sales increase of Lites(TM) products and general price increases were offset by lower volumes of clay products. Industrial and Automotive Products' operating income increased from a loss of $389,000 in fiscal 2001 to a gain of $18,000 in fiscal 2002. The selling price increases accounted for much of this change.

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

         The Company's effective tax rate was 29.8 % of income before tax in fiscal 2002 and 37.9% in fiscal 2001. See Note 6, in the Notes to the Consolidated Financial Statements for the principal reasons for the decrease.

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

Significant Accounting Policies

         Management's discussion and analysis of the financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with the generally accepted accounting principles of the U.S. The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provides accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies stated in Note 1, of the Notes to the Consolidated Financial Statements the policies listed below involve a higher degree of judgment and/or complexity. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates included inventory reserves, allowance for doubtful accounts and the amount of prepaid overburden. Actual results could differ from these estimates.

         Revenue Recognition. Under the terms of its sales agreements with customers, the Company recognizes revenue when title is transferred upon product shipments. Upon shipment an invoice is generated that sets the fixed and determinable price. Sales returns and allowances, which have historically not been material, are reviewed to determine if any additional reserve is necessary. Sales returns and allowances are not material due to the nature of the Company's business.

         Inventories. Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. The Company performs a detailed review of its inventory items to determine if an obsolescence reserve adjustment is necessary. The review not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The Company recorded additional inventory obsolescence reserves of approximately $441,000, $275,000 and $100,000 in the years 2003, 2002 and 2001 respectively.

         Prepaid Overburden Removal and Mining Costs. As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases. A significant part of the Company's overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of the Company's production processes. The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid overburden removal expense is amortized over the estimated available material. The Company had $2,492,000 and $3,678,000 of prepaid expense recorded on its consolidated balance sheet, as of July 31, 2003 and July 31, 2002, respectively. The Company amortized to current expense approximately $3,552,000 of previously recorded prepaid expense in fiscal 2003, $3,918,000 in fiscal 2002 and $2,497,000 in fiscal 2001.

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

Recently Issued Accounting Standards

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

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is instead subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company adopted SFAS No. 142 in the first quarter of fiscal 2003. Management conducted a review of the estimated fair market value of the business segments during the first quarter of fiscal 2003, using a combination of discounted cash flow techniques and an outside appraiser's evaluations. Based upon management's review, no impairment adjustment was required for fiscal 2003.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. Under the new rules, the fair value of a liability for any asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company adopted SFAS No. 143 during fiscal 2003. During the normal course of the Company's overburden removal activities the Company performs on-going reclamation activities. As overburden is removed from a pit, it is hauled to a previously mined pit and used to refill the older site. This process allows the Company to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing the liability for the reclamation function. Consequently, the Company determined that an additional liability for land reclamation was immaterial to the overall presentation of the financial statements.

         In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies

Emerging Issues Task force (EITF) Issue No. 94-3. Under the new rules, the liability for a cost associated with an exit or disposal activity can be recognized and measured at its fair value only when the liability is incurred. The Company adopted SFAS No. 146, and utilized the new guidance in conjunction with the closure of the Christmas Valley, Oregon production plant.

         In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," effective for interim periods beginning after December 15, 2002. The statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements in fiscal 2003.

Foreign Operations

         Net sales by the Company's foreign subsidiaries during fiscal 2003 were $11,400,000 or 6.6% of total Company sales. This represents an increase of 6.0% from fiscal 2002, in which foreign subsidiary sales were $10,754,000 or 6.6% of total Company sales. This increase in sales was seen largely in the Company's Canadian operation where the addition of the Jonny Cat product line and price increases positively impact their results. For fiscal 2003, the foreign subsidiaries reported a gain of $281,000, an improvement of $188,000 from the $93,000 gain reported in fiscal 2002. The improvement for the year was due to improved sales and lower material costs at the Company's Canadian operation. Identifiable assets of the Company's foreign subsidiaries as of July 31, 2003 were $9,737,000 compared to $9,542,000 as of July 31, 2002.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate risk and employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short-term investments. The Company had two interest rate swap agreements as of July 31, 2003. The Company believes that the market risk arising from holdings of its financial instruments is not material.

         The Company is exposed to regulatory risk in the fluid purification and agricultural markets, principally as a result of the risk of increasing regulation of the food chain in the United States and Europe. The Company actively monitors developments in this area, both directly and through trade organizations of which it is a member.

         The Company is exposed to commodity price risk with respect to natural gas. The Company has contracted for a portion of its fuel needs for fiscal 2004 using forward purchase contracts to manage the volatility related to this exposure. These contracts will reduce the volatility in fuel prices, and the weighted average cost of these contracts has been estimated to be approximately 59% higher than the contracts for fiscal 2003. These contracts were entered into during the normal course of business and no contracts were entered into for speculative purposes.

         The table below provides information about the Company's natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the table presents the notional amounts in MMBtu's, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2004. The Fair Value was determined using the "Most Recent Settle" price for the "Henry Hub Natural Gas" option contract prices as listed by the New York Mercantile Exchange on September 29, 2003.

                          COMMODITY PRICE SENSITIVITY
                          NATURAL GAS FUTURE CONTRACTS
                       FOR THE YEAR ENDING JULY 31, 2004

------------------------------------------------------------------------------
                                          Expected 2004 Maturity    Fair Value
------------------------------------------------------------------------------
Natural Gas Future Volumes (MMBtu's)              390,000

Weighted Average Price (Per MMBtu)              $    6.07

Contract Amount ($ U.S., in thousands)          $ 2,370.5           $  1,995.6
==============================================================================

         Factors that could influence the fair value of the natural gas contracts, include, but are not limited to, the creditworthiness of the Company's natural gas suppliers, the overall general economy, developments in world events, and the general demand for natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world. Some of these same events have allowed the Company to mitigate the impact of the natural gas contracts by the continued and in some cases expanded use of recycled oil in our manufacturing processes. Accurate estimates of the impact that these contracts may have on the Company's fiscal 2004 financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market. See
Note 1, in the Notes to the Consolidated Financial Statements, New Accounting Standards.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS

                                                                  JULY 31,
                                                        ----------------------------
                                                            2003            2002
                                                        ------------    ------------
                                                          (IN THOUSANDS OF DOLLARS)
                                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents..........................   $      4,753   $      7,154
  Investment in treasury securities..................         11,917          9,082
  Accounts receivable, less allowance of $441 in
    2003 and $392 in 2002............................         23,765         21,415
  Other receivables..................................              3          1,025
  Inventories........................................         12,819         11,798
  Prepaid overburden removal expense.................          2,492          3,678
  Prepaid expenses and other assets..................          4,881          3,392
                                                        ------------   ------------
               Total Current Assets..................         60,630         57,544
                                                        ------------   ------------
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Buildings and leasehold improvements...............         21,928         22,008
  Machinery and equipment............................         93,078         91,943
  Office furniture and equipment.....................         10,137          9,930
  Vehicles...........................................          4,739          4,511
                                                        ------------   ------------
                                                             129,882        128,392
  Less accumulated depreciation and amortization.....        (92,250)       (88,684)
                                                        ------------   ------------
                                                              37,632         39,708
  Construction in progress...........................          2,563          1,797
  Land...............................................          8,831          7,117
                                                        ------------   ------------
          Total Property, Plant and Equipment, Net...         49,026         48,622
                                                        ------------   ------------
OTHER ASSETS
Goodwill.............................................          5,115          5,430
Intangibles (Net of accumulated amortization
    of $2,474 in 2003 and $1,982 in 2002)............          3,869          3,958
Deferred income taxes................................          2,617          3,972
Other................................................          5,566          5,509
                                                        ------------   ------------
          Total Other Assets.........................         17,167         18,869
                                                        ------------   ------------
Total Assets.........................................   $    126,823   $    125,035
                                                        ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   JULY 31,
                                                         ---------------------------
                                                            2003            2002
                                                         -----------     -----------
                                                          (IN THOUSANDS OF DOLLARS)
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of notes payable..................  $     4,000    $     2,850
  Accounts payable.....................................        6,856          5,121
  Dividends payable....................................          461            473
  Accrued expenses
    Salaries, wages and commissions....................        4,250          3,722
    Trade promotions and advertising...................        4,160          2,595
    Freight............................................        1,089            828
    Other..............................................        4,418          4,303
                                                         -----------    -----------
               Total Current Liabilities...............       25,234         19,892
                                                         -----------    -----------
NONCURRENT LIABILITIES
  Notes payable........................................       27,400         31,400
  Deferred compensation................................        3,212          2,954
  Other................................................        1,963          1,718
                                                         -----------    -----------
               Total Noncurrent Liabilities............       32,575         36,072
                                                         -----------    -----------
               Total Liabilities.......................       57,809         55,964
                                                         -----------    -----------
STOCKHOLDERS' EQUITY
  Common Stock, par value $.10 per share, issued
    5,472,935 shares in 2003 and 5,471,685 in 2002.....          547            547
  Class B Stock, par value $.10 per share, issued
    1,765,083 shares in 2003 and 2002..................          177            177
  Additional paid-in capital...........................        7,646          7,677
  Retained earnings....................................       88,002         86,790
  Restricted unearned stock compensation...............          (37)            (4)
  Cumulative translation adjustment....................       (1,082)        (1,288)
                                                         -----------    -----------
                                                              95,253         93,899
  Less treasury stock, at cost (1,419,065 common and
    342,241 Class B shares at July 31, 2003 and
    1,279,700 Common and 342,241 Class B shares at
    July 31, 2002).....................................      (26,239)       (24,828)
                                                         -----------    -----------
               Total Stockholders' Equity..............       69,014         69,071
                                                         -----------    -----------
Total Liabilities and Stockholders' Equity.............  $   126,823    $   125,035
                                                         ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                      YEAR ENDED JULY 31,
                                           -----------------------------------------
                                              2003           2002            2001
                                           -----------    -----------     ----------
                                           (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
NET SALES...............................   $   173,041    $   162,345     $  160,669
COST OF SALES...........................       137,413        131,265        131,804
                                           -----------    -----------     ----------
GROSS PROFIT............................        35,628         31,080         28,865
OTHER CONTRACTUAL INCOME &
  NON-RECURRING FEES....................           675             --          4,278
LOSS ON IMPAIRED LONG-LIVED ASSETS......            --         (3,213)            --
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................       (29,686)       (27,878)       (28,977)
                                           -----------    -----------     ----------
INCOME (LOSS) FROM OPERATIONS...........         6,617            (11)         4,166
                                           -----------    -----------     ----------
OTHER INCOME (EXPENSE)..................
  Interest income.......................           216            295            235
  Interest expense......................        (2,361)        (2,575)        (2,916)
  Foreign exchange gain (losses)........            22           (133)          (228)
  Other investment (loss)...............           (40)          (187)           (76)
  Gain on the sale of mineral rights....           139            769             --
  Other, net............................          (251)           283            288
                                           -----------    -----------     ----------
           Total Other Expense, Net.....        (2,275)        (1,548)        (2,697)
                                           -----------    -----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES.......         4,342         (1,559)         1,469
INCOME TAXES (BENEFIT)..................         1,259           (465)           556
                                           -----------    -----------     ----------
NET INCOME (LOSS).......................   $     3,083    $    (1,094)    $      913
                                           ===========    ===========     ==========

NET INCOME (LOSS) PER SHARE.............
  Basic.................................   $      0.55    $     (0.19)    $     0.16
                                           ===========    ===========     ==========
  Diluted...............................   $      0.54    $     (0.19)    $     0.16
                                           ===========    ===========     ==========
AVERAGE SHARES OUTSTANDING..............
  Basic.................................         5,574          5,614          5,613
                                           ===========    ===========     ==========
  Diluted...............................         5,708          5,614          5,613
                                           ===========    ===========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              RESTRICTED                 ACCUMULATED
                                      COMMON      ADDITIONAL                   UNEARNED                     OTHER         TOTAL
                                    & CLASS B      PAID-IN       RETAINED       STOCK        TREASURY    COMPREHENSIVE STOCKHOLDERS'
                                      STOCK        CAPITAL       EARNINGS    COMPENSATION     STOCK         INCOME        EQUITY
                                      -----        -------       --------    ------------     -----         ------        ------
                                                                            (in thousands)
BALANCE, JULY 31, 2000               $    724      $  7,698      $ 90,757      $    (10)     $(24,895)     $ (1,310)     $ 72,964
                                                                                                                         --------

Net Income                                 --            --           913            --            --            --           913

  Cumulative Translation
    Adjustments                            --            --            --            --            --          (164)         (164)
                                                                                                                         --------
      Total Comprehensive Income                                                                                              749
                                                                                                                         --------
Dividends Declared                         --            --        (1,892)           --            --            --        (1,892)

Purchases of Treasury Stock                --            --            --            --            (3)           --            (3)

Issuance of Stock Under 1995
  Long-Term Incentive Plan                 --           (31)           --           (43)           74            --            --

Amortization of Restricted Common
  Stock Compensation                       --            --            --            28            --            --            28
                                     --------      --------      --------      --------      --------      --------      --------
BALANCE, JULY 31, 2001                    724         7,667        89,778           (25)      (24,824)       (1,474)       71,846
                                                                                                                         --------

Net (Loss)                                 --            --        (1,094)           --            --            --        (1,094)

  Cumulative Translation
    Adjustments                            --            --            --            --            --           186           186
                                                                                                                         --------
      Total Comprehensive(Loss)                                                                                              (908)
                                                                                                                         --------
Dividends Declared                         --            --        (1,894)           --            --            --        (1,894)

Purchases of Treasury Stock                --            --            --            --            (4)           --            (4)

Issuance of Stock Under 1995
  Long-Term Incentive Plan                 --            10            --            --            --            --            10

Amortization of Restricted Common
  Stock Compensation                       --            --            --            21            --            --            21
                                     --------      --------      --------      --------      --------      --------      --------
BALANCE, JULY 31, 2002                    724         7,677        86,790            (4)      (24,828)       (1,288)       69,071
                                                                                                                         --------

Net Income                                 --            --         3,083            --            --                       3,083
  Cumulative Translation
    Adjustments                            --            --            --            --            --           206           206
                                                                                                                         --------
      Total Comprehensive Income                                                                                            3,289
                                                                                                                         --------
Dividends Declared                         --            --        (1,871)           --            --            --        (1,871)

Purchases of Treasury Stock                --            --                          --        (1,508)           --        (1,508)

Issuance of Stock Under 1995
  Long-Term Incentive Plan                 --           (31)           --           (56)           97            --            10

Amortization of Restricted Common
  Stock Compensation                       --            --            --            23            --            --            23
                                     --------      --------      --------      --------      --------      --------      --------
BALANCE, JULY 31, 2003               $    724      $  7,646      $ 88,002      $    (37)     $(26,239)     $ (1,082)     $ 69,014
                                     ========      ========      ========      ========      ========      ========      ========

The accompanying statements are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED JULY 31,
                                                                      --------------------------------------------------
                                                                         2003                2002                2001
                                                                      ----------          ----------          ----------
                                                                                  (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                     $    3,083          $   (1,094)         $      913
                                                                      ----------          ----------          ----------
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                                          8,534               8,785               9,089
    Deferred income taxes                                                   (118)               (817)               (549)
    Provision for bad debts                                                  387                 409                 142
    Loss on impaired assets                                                   --               3,213                  --
    Loss (Gain) on the sale of fixed assets                                  549                 (78)                237
    (Increase) decrease in:
        Accounts receivable                                               (2,737)              2,443                 (13)
        Other receivables                                                  1,022               1,472                (187)
        Inventories                                                          486               3,647               1,483
        Prepaid overburden removal expense                                 1,186                 119              (1,411)
        Prepaid expenses                                                     159                 643               1,298
        Other assets                                                         229                  (8)                377
    Increase (decrease) in:
        Accounts payable                                                   1,736                (671)                988
        Accrued expenses                                                   2,470                 220               3,250
        Deferred compensation                                                258                 185                (344)
        Other liabilities                                                    245                (292)               (320)
                                                                      ----------          ----------          ----------
           Total Adjustments                                              14,406              19,270              14,040
                                                                      ----------          ----------          ----------
           Net Cash Provided by Operating Activities                      17,489              18,176              14,953
                                                                      ----------          ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                  (4,882)             (4,096)             (5,609)
    Proceeds from sale of property, plant and equipment                      679                 319                 496
    Purchases of net assets                                               (6,652)                 --                  --
    Purchases of investment securities                                   (39,310)             (9,639)             (2,487)
    Dispositions of investment securities                                 36,475               1,814               2,450
                                                                      ----------          ----------          ----------
            Net Cash Used in Investing Activities                        (13,690)            (11,602)             (5,150)
                                                                      ----------          ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on long-term debt                                  (2,850)             (2,156)             (4,777)
    Dividends paid                                                        (1,883)             (1,894)             (1,892)
    Purchase of treasury stock                                            (1,508)                 (4)                 (3)
    Other, net                                                                41                 190                 (75)
                                                                      ----------          ----------          ----------
            Net Cash Used in Financing Activities                         (6,200)             (3,864)             (6,747)
                                                                      ----------          ----------          ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (2,401)              2,710               3,056
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               7,154               4,444               1,388
                                                                      ----------          ----------          ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $    4,753          $    7,154          $    4,444
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

Revenue Recognition

         Under the terms of its sales agreements with customers, the Company recognizes revenue when title is transferred upon product shipments. At the time of shipment an invoice is generated which sets the fixed and determinable price. Sales returns and allowances are not material due to the nature of the Company's business.

Income Taxes

         Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes.

         No provision has been made for possible income taxes which may be paid on the distribution of approximately $19,533,000 and $18,391,000 as of July 31, 2003 and 2002, respectively, of retained earnings of foreign subsidiaries, as substantially all such amounts are intended to be indefinitely invested in these subsidiaries or to be handled in such a way that no additional income taxes would be incurred when such earnings are distributed. It is not practicable to determine the amount of income taxes or withholding taxes that would be payable upon the remittance of assets that represent those earnings.

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

Inventories

         Inventories are valued at the lower of cost (first-in, first-out) or market. The Company recorded additional inventory obsolescence reserves of approximately $441,000, $275,000 and $100,000 in the years 2003, 2002 and 2001 respectively. The composition of inventories as of July 31, 2003 is as follows:

                                                      2003             2002
                                                      ----             ----
                                                         (IN THOUSANDS)
Finished goods................................    $     7,821       $     6,673
Packaging.....................................          3,718             3,368
Other.........................................          1,280             1,757
                                                  -----------       -----------
                                                  $    12,819       $    11,798
                                                  ===========       ===========

Prepaid Overburden Removal and Mining Costs

         As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases. A significant part of the Company's overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of the Company's production processes. The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid overburden removal expense is amortized over the estimated available material. The Company had $2,492,000 and $3,678,000 of prepaid expense recorded on its consolidated balance sheet, as of July 31, 2003 and July 31, 2002, respectively. The Company amortized to current expense approximately $3,552,000 of previously recorded prepaid expense in fiscal 2003, $3,918,000 in fiscal 2002 and $2,497,000 in fiscal 2001.

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

Property, Plant and Equipment

         Property, plant and equipment expenditures are generally depreciated using the straight-line method over their estimated useful lives which are listed below. Major improvements and betterments are capitalized while maintenance and repairs that do not extend the useful life of the applicable assets are expensed as incurred.

                                                                      YEARS
                                                                      -----
Buildings and leasehold improvements............................      5-30
Machinery and equipment.........................................      2-20
Office furniture and equipment..................................      2-10
Vehicles........................................................       2-8

Shipping and Handling Costs

         Shipping and handling costs are included in the cost of goods sold and were $27,568,000, $28,717,000 and $32,075,000 for the years ended July 31, 2003,
2002 and 2001, respectively.

Research and Development

         Research and development costs of $1,923,000, $1,955,000 and $1,953,000 were charged to expense as incurred for the years ended July 31, 2003, 2002 and 2001, respectively.

Intangibles and Goodwill

         Intangibles are amortized on a straight-line basis over periods ranging from 7 to 35 years. The Company periodically reviews intangibles to assess recoverability from projected undiscounted cash flows of the related operating entities.

         Beginning in fiscal 2003, goodwill was no longer amortized; instead it is tested annually for impairment. The Company tests the fair value of goodwill using a combination of discounted cash flow techniques and outside appraiser's evaluations. Based upon the results of the work performed, no impairment adjustment was required during fiscal year 2003.

Advertising Costs

         The Company defers recognition of advertising production costs until the first time the advertising takes place; other advertising costs are expensed as incurred. Advertising expenses were $1,907,000, $1,227,000 and $1,940,000 for the years ended July 31, 2003, 2002 and 2001, respectively.

Fair Value of Financial Instruments

         Non-derivative financial instruments included in the consolidated balance sheets are cash and cash equivalents, investment securities and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2003 and 2002. The fair value of notes payable was estimated based on future cash flows discounted at current interest rates available to the Company for debt with similar maturities and characteristics. The fair value of notes payable as of July 31, 2003 was greater than its carrying value by approximately $818,000 and greater than its carrying value by approximately $998,000 as of July 31, 2002.

Stock Based Compensation

         The Company applies the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related other interpretations to account for its stock option plans. All the outstanding options issued under the plans have had exercise prices equal to the market value on the day of issue. Accordingly, the Company has not recorded any compensation expense associated with its issuance of stock options. The Company has recorded as expense the fair market value on the date of issue of any restricted stock awards granted.

         The following table details the effect on net income and earnings per share if compensation expense for the stock plans had been recorded based on the fair value method under SFAS 123, "Accounting for Stock Based Compensation".

---------------------------------------------------------------------------------------
                                                          YEAR ENDED
---------------------------------------------------------------------------------------
(IN THOUSANDS,
EXCEPT PER SHARE DATA)                         2003           2002                2001
----------------------------------------------------------------------------------------
Reported net income                           $3,083         $(1,094)           $    913
Add: Total stock-based                            13              14                  18
  employee compensation expense
  included in reported net income,
  net of related tax effects
Deduct: Total stock-based                       (699)           (783)               (696)
  employee compensation expense
  determined under fair value
  method for all awards
  net of related tax effects
----------------------------------------------------------------------------------------
Pro forma net income                          $2,397         $(1,863)           $    235
----------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                      $ 0.55         $ (0.19)           $   0.16
     Basic - pro forma                        $ 0.43         $ (0.33)           $   0.04
----------------------------------------------------------------------------------------
     Diluted - as reported                    $ 0.54         $ (0.19)           $   0.16
     Diluted - pro forma                      $ 0.42         $ (0.33)           $   0.04
----------------------------------------------------------------------------------------

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

         In June 2001, the FASB issued and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is instead subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company adopted SFAS No. 142 in the first quarter of fiscal 2003. Management conducted a review of the estimated fair market value of the business segments during the first quarter of fiscal 2003, using a combination of discounted cash flow techniques and an outside appraiser's evaluations.

Based upon management's review, no impairment adjustment was required at October 31, 2002. Had SFAS No. 142 been in effect for fiscal 2002 and 2001, net income and earnings per share, net of tax, would have been as follows:

                                                   YEAR ENDED JULY 31,
                                         ------------------------------------------
                                            2003          2002             2001
                                         -----------   -----------      -----------
                                         (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net Income (Loss)
      Net as reported                    $     3,083   $    (1,094)     $       913
      Add back: Goodwill amortization            ---           122              102
                                         -----------   -----------      -----------

      Adjusted Net Income (Loss)         $     3,083   $      (972)     $     1,015
                                         ===========   ===========      ===========

Basic Earnings (Loss) per share
      Net as reported                    $      0.55   $     (0.19)     $      0.16
      Add back: Goodwill amortization            ---          0.02             0.02
                                         -----------   -----------      -----------

      Adjusted Net Income (Loss)         $      0.55   $     (0.17)     $      0.18
                                         ===========   ===========      ===========

Diluted Earnings (Loss) per share
      Net as reported                    $      0.54   $     (0.19)     $      0.16
      Add back: Goodwill amortization            ---          0.02             0.02
                                         -----------   -----------      -----------

      Adjusted Net Income (Loss)         $      0.54   $     (0.17)     $      0.18
                                         ===========   ===========      ===========

Weighted Average shares outstanding
      Basic                                    5,574         5,614            5,613
                                         ===========   ===========      ===========
      Fully diluted                            5,708         5,614            5,613
                                         ===========   ===========      ===========

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. Under the new rules, the fair value of a liability for any asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company adopted SFAS No. 143 during fiscal year 2003. During the normal course of the Company's overburden removal activities the Company performs on-going reclamation activities. As overburden is removed from a pit, it is hauled to a previously mined pit and used to refill the older site. This process allows the Company to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing the liability for the reclamation function. Consequently, the Company determined that an additional liability for land reclamation was immaterial to the overall presentation of the financial statements.

         In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task force ("EITF") Issue No. 94-3. Under the new rules, the liability for a cost associated with an exit or disposal activity can be recognized and measured at its fair value only when the liability is incurred. The Company adopted SFAS No. 146, and utilized the new guidance in conjunction with the closure of the Christmas Valley, Oregon production plant.

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

NOTE 2 - SPECIAL CHARGES, FEES AND CHANGES IN ACCOUNTING ESTIMATES

Special Charges - Christmas Valley, Oregon Plant Closure

         On July 17, 2003 the Company announced a reorganization of service for its customers in the Pacific Northwest. On July 31, 2003 the Company closed its Christmas Valley, Oregon facility and transferred its existing customer base to the newly acquired plant in Taft, California and other Oil-Dri production facilities. The Company recorded a fourth quarter charge of $573,000, which is detailed below:

                                                             2003
                                                         --------------
                                                         (IN THOUSANDS)
Severance Costs                                              $106
Write-off of Obsolete Inventory                               198
Write-off of Fixed Assets                                      89
Reclamation Expense                                           180
                                                             ----
Total                                                        $573
                                                             ====

         Of the $573,000, $484,000 was recorded as part of cost of goods sold for the fourth quarter 2003. The balance of the adjustment was recorded in other income and expense.

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

Change in Accounting Estimate for Prepaid Overburden Removal Expense

         During the second quarter of fiscal 2002, an internal review of the estimated amount of uncovered mineable clay took place at the Company's Georgia production complex. The quantity of uncovered clay is one of the key elements in the amortization of the prepaid overburden removal account balance. The review led to a change in the estimated amount of uncovered clay. This estimate change then caused a change in the amortization of the prepaid overburden removal account. The impact of this estimate revision for fiscal 2003 and 2002 was an additional pre-tax charge to cost of goods sold of approximately $630,000 and $1,092,000 respectively, versus the previous estimate. The estimate change also increased the amortization rate approximately $1.31 per ton of uncovered mineable clay. The Company returned to using lower rates, more consistent with its historic experience at the Georgia complex, to amortize the overburden account at the end of the second quarter of fiscal 2003.

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

Reno Processing Plant

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

         In April 2002, the Company filed a lawsuit against Washoe County, Nevada, alleging that the County's denial of a special use permit (sought by the Company in connection with its plan to build a manufacturing facility outside of Reno, Nevada) violated both federal and state law. The lawsuit seeks damages resulting from the County's improper denial of the special use permit, which caused the Company to abandon its plan to build the Reno facility. The lawsuit is now pending in Nevada state court. A hearing on the liability issues in the lawsuit is expected to be held in fall 2003. An adverse decision in the matter would not have a material adverse effect on the Company.

         The Company is involved in other ordinary routine litigation, none which is material.

================================================================================

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

         Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of the Company's production facilities. However the Company has estimated the segment asset allocations as follows:

                                                        JULY 31,
                                          -----------------------------------
                                                         ASSETS
                                          -----------------------------------
                                            2003         2002        2001
                                          ---------    ---------    ---------
                                                     (IN THOUSANDS)
 Consumer Products                        $  54,307    $  51,600    $  58,321
 Specialty Products Group                    17,251       15,813       16,022
 Crop Production and Horticulture            12,383       11,043       11,913
 Industrial and Automotive Products           8,539        8,417        9,969
 Unallocated Assets                          34,343       38,162       34,299
                                          ---------    ---------    ---------
 TOTAL ASSETS                             $ 126,823    $ 125,035    $ 130,524
                                          =========    =========    =========



                                                                         YEAR ENDED JULY 31
                                           ------------------------------------------------------------------------------
                                                        NET SALES                                  INCOME
                                           -------------------------------------     ------------------------------------
                                             2003         2002           2001          2003          2002          2001
                                           ---------    ---------      ---------     --------      --------      --------
                                                                          (IN THOUSANDS)
 Consumer Products                         $ 105,108    $ 101,042      $ 100,728     $ 13,343      $ 10,175      $  7,522
 Specialty Products Group                     24,990       24,499         23,678        4,927         4,280         2,451
 Crop Production and Horticulture             21,820       17,154         16,691        2,614         2,350         1,535
 Industrial and Automotive Products           21,123       19,650         19,572         (826)           18          (389)
                                           ---------    ---------      ---------     --------      --------      --------
 TOTAL SALES/OPERATING INCOME              $ 173,041    $ 162,345      $ 160,669       20,058        16,823        11,119
                                           ---------    ---------      ---------
           Other Contractual Income and
                Nonrecurring Fees(2)                                                      675            --         4,278
           Gain on the Sale of Mineral
                Rights(1)                                                                 139           769            --
 Less:
            Loss on Impaired Assets(3)                                                     --         3,213            --
            Corporate Expenses                                                         14,385        13,658        11,247
            Interest Expense, net of
                interest Income                                                         2,145         2,280         2,681
                                                                                     --------      --------      --------
 INCOME (LOSS) BEFORE INCOME TAXES                                                      4,342        (1,559)        1,469
 INCOME TAXES (BENEFIT) PROVISION                                                       1,259          (465)          556
                                                                                     --------      --------      --------
 NET INCOME (LOSS)                                                                   $  3,083      $ (1,094)     $    913
                                                                                     ========      ========      ========

(1) See Note 2 for a discussion of the gain on the sale of mineral rights.

(2) See Note 2 for a discussion of other contractual income and the non-recurring fee.

(3) See Note 2 for a discussion of the loss on impaired assets.

    The following is a summary of financial information by geographic region for the years ended July 31:

                                                   2003           2002            2001
                                                   ----           ----            ----
                                                             (IN THOUSANDS)
Sales to unaffiliated customers:
        Domestic...............................  $ 161,641     $  151,591      $  149,761
        Foreign subsidiaries...................  $  11,400     $   10,754      $   10,908
Sales or transfers between geographic areas:
        Domestic...............................  $   5,346     $    5,000      $    5,243
Income (Loss) before income taxes:
        Domestic...............................  $   3,906     $   (1,614)     $    2,006
        Foreign subsidiaries...................  $     436     $       55      $     (537)
Net Income (Loss):
        Domestic...............................  $   2,802     $   (1,187)     $    1,238
        Foreign subsidiaries...................  $     281     $       93      $     (325)
Identifiable assets:
        Domestic...............................  $ 117,086     $  115,493      $  120,715
        Foreign subsidiaries...................  $   9,737     $    9,542      $    9,809

    The Company's largest customer accounted for the following percentage of consolidated net sales and net accounts receivable under the Consumer Products segment:

                                                  2003         2002          2001
                                                  ----         ----          ----
Sales for the years ended July 31..............   19%          22%           21%
Accounts receivable as of July 31..............   26%          26%           25%

NOTE 4 - NOTES PAYABLE

The composition of notes payable at July 31 is as follows:

                                                                    2003        2002
                                                                    ----        ----
                                                                      (IN THOUSANDS)
Town of Blue Mountain, Mississippi
     Principal payable on October 1, 2008. Interest payable
     monthly at a variable interest rate reset weekly based
     on market conditions for similar instruments. The
     average rate was 1.52% and 1.95% in fiscal 2003 and
     2002, respectively. Payment of these bonds by the
     Company is guaranteed by a letter of credit issued by
     Harris Trust and Savings
     Bank....................................................... $   2,500  $   2,500

Teachers Insurance and Annuity Association of America
     Payable in annual principal installments on August 15:
     $2,500,000 in fiscal 2004 and 2005.  Interest is
     payable semiannually at an annual rate of
     7.17%......................................................     5,000      6,000

Harris Trust and Savings Bank
     Final principal installment payable on June 20, 2003.
     Interest was payable quarterly at an annual rate of 7.78%..       ---        350

Teachers Insurance and Annuity Association of America and
    Connecticut General Life Insurance Company
     Payable in annual principal installments on April 15:
     $1,500,000 in fiscal 2004 and 2005; $3,000,000 in
     fiscal 2006; $4,000,000 in fiscal 2007 and 2008;
     $1,500,000 in fiscal 2009; $3,000,000 in fiscal 2010;
     $2,000,000 in fiscal 2011; and $1,500,000 in fiscal
     2012 and 2013. Interest is payable semiannually at an
     annual rate of 6.55%.......................................    23,500     25,000

Other ..........................................................       400        400
                                                                 ---------  ---------
                                                                 $  31,400  $  34,250

    Less current maturities of notes payable....................    (4,000)    (2,850)
                                                                 ---------  ---------
                                                                 $  27,400  $  31,400
                                                                 =========  =========

         On January 29, 1999, the Company entered into a Credit Agreement with Harris Trust and Savings Bank, which provides for up to $15,000,000 in committed unsecured revolving credit loans and/or letters of credit (not to exceed $5,000,000). In May 2002, the Company reduced this facility to $7,500,000 and amended the definition of Consolidated EBITDA used for covenant compliance purposes to exclude non-cash charges, up to $3,600,000 relating to the write-off of its equity investment in the Washoe County, Nevada, project and/or certain other costs associated with the write-off of the Company's Christmas Valley, Oregon production facility. See Note 2 in the Notes to the Consolidated Financial Statements for the description of write-downs totaling $573,000 in fiscal 2003 and $3,213,000 in fiscal 2002. On November 22, 2002, the Company and Harris Trust and Savings Bank entered into a second amendment whereby for the purposes of the fixed charge coverage ratio, as defined, up to $6,000,000 of capital expenditures incurred by the Company related to its acquisition of the Taft, California facility and the Jonny Cat brand are excluded from the computation. This agreement terminates on January 29, 2004, or such earlier date as provided for in the agreement. The Company is in the process of replacing this agreement with a similar revolving credit arrangement. Additionally, the Company decreased its uncommitted line of credit agreement, which is renewable on an annual basis, with Harris Trust and Savings Bank to $15,000,000 in fiscal 1999. There were not any outstanding borrowings against this facility at July 31, 2003 and 2002.

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

         In July 2002, the 1993 and 1998 note agreements were further amended to modify the fixed charge covenant ratio for periods beginning May 1, 2002, as follows: (i) for the period May 1, 2002 through July 31, 2002 the ratio test was waived by the noteholders; (ii) for the periods ending August 1, 2002 through January 31, 2002 to 1.00 to 1.00; (iii) for the periods ending February 1, 2003 through October 31, 2003 to 1.25 to 1.00; (iv) and for the periods ending November 1, 2003 and thereafter to 1.50 to 1.00. Also, for any fiscal quarter ending on or after July 31, 2002 an additional interest charge of 0.25% is imposed if the fixed charge coverage ratio is less than 1.25 to 1.00 for the quarter ended July 31, 2002 and 1.50 to 1.00 for periods thereafter. Finally, the definition of Consolidated Net Income for covenant compliance purposes also has been amended to exclude non-cash charges incurred by the Company on or before July 31, 2003, relating to the write-off of the Company's equity investments in the Washoe County, Nevada projects and other costs associated with the write-off of the Company's Christmas Valley, Oregon production facility. See Note 2 in the Notes to the Consolidated Financial Statements for a description of a write-down totaling $573,000 in fiscal 2003 and $3,213,000 in fiscal 2002. The aggregate amount of these write-offs cannot be in excess of 4,700,000.

         The agreements with the Town of Blue Mountain, Mississippi, Teachers Insurance and Annuity Association of America, Harris Trust and Savings Bank and Connecticut General Life Insurance Company impose working capital requirements, dividend and financing limitations, minimum tangible net worth requirements and other restrictions. The Company's Credit Agreement with Harris Trust and Savings Bank indirectly restricts dividends by requiring the Company to maintain tangible net worth, as defined, in the amount of $50,000,000 plus 40% of cumulative annual earnings from July 31, 1998.

         In prior years, the Town of Blue Mountain, Mississippi issued long-term bonds to finance the purchase of substantially all of the assets of certain plant expansion projects, and leased the projects to the Company and various of its subsidiaries (with the Company and various of its wholly owned subsidiaries as guarantors) at rentals sufficient to pay the debt service on the bonds.

         The following is a schedule by year of future maturities of notes payable as of July 31, 2003:

                                                       (IN THOUSANDS)
2005................................................      $ 4,080
2006 ...............................................        3,080
2007................................................        4,080
2008................................................        4,080
Later years.........................................       12,080
                                                          -------
                                                          $27,400
                                                          =======

NOTE 5 - PURCHASE OF ASSETS RELATED TO THE JONNY CAT(R) BRAND OF CAT LITTER

         On December 13, 2002, the Company completed the purchase, for $6,000,000 in cash, of assets related to the Jonny Cat(R) brand of cat litter (the "Purchase") from a wholly owned subsidiary of Clorox (NYSE: CLX). The Company has also spent approximately $652,000 on various post-closing costs related to the Purchase. Included in the Purchase were inventories, trademarks, a manufacturing plant in Taft, California, and mineral reserves.

The aggregate purchase price has been allocated as follows:

Inventory                                 $1,507,000
Prepaid Expenses                             175,000
Property, Plant & Equipment                4,594,000
Trademarks & Trade Name                      376,000
                                          ----------
         Purchase total                   $6,652,000
                                          ==========

         The Company has assessed the pro forma disclosure criteria of SFAS No. 141 and has determined that the Purchase is not material under the asset, investment and income tests of the pronouncement. Based on that assessment, the Company has concluded that the pro forma results are not materially different from the results reported in the current filing.

NOTE 6 - INCOME TAXES

         The provision for income tax expense consists of the following:

                                                 2003         2002         2001
                                                 ----         ----         ----
                                                          (IN THOUSANDS)
Current
     Federal................................   $  1,061      $    425     $    586
     Foreign................................         45           (14)        (212)
     State..................................        271           (59)          74
                                               --------      --------     --------
                                                  1,377           352          448
                                               --------      --------     --------
Deferred
     Federal................................       (256)          629           65
     Tax effect of operating loss
       carryforward, net....................         --        (1,629)          --
     Foreign................................        110            --           --
     State..................................         28           183           43
                                               --------      --------     --------
                                                   (118)         (817)         108
                                               --------      --------     --------
Total Income Tax Provision (Benefit)........   $  1,259      $   (465)    $    556
                                               ========      ========     ========

     Principal reasons for variations between the statutory federal rate and the effective rates for the years ended July 31 were as follows:

                                                              2003      2002     2001
                                                              ----      ----     ----
 U.S. federal income tax rate...............................  34.0%    (34.0)%   34.0%
 Depletion deductions allowed for mining....................  (7.4)    (11.4)   (13.0)
 State income tax expense (benefit), net of federal tax
     (benefit)/expense......................................   4.3      (5.3)     5.3
 Valuation allowance without income tax benefit.............    --      22.9       --
 Difference in effective tax rate of foreign subsidiaries...    --      (2.1)    (0.2)
 Credits....................................................  (2.8)       --      5.4
 Other......................................................   0.9       0.1      6.4
                                                             -----   -------     ----
                                                              29.0%    (29.8)%   37.9%
                                                             =====   =======     ====

         The consolidated balance sheets as of July 31 included the following tax effects of cumulative temporary differences:

                                                2003                    2002
                                      ----------------------   ----------------------
                                       ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                      -------    -----------   -------    -----------
                                                      (IN THOUSANDS)
Depreciation........................  $     --     $    451    $      --    $    466
Deferred compensation...............     1,327           --        1,121         --
Postretirement benefits.............       175           --          569         --
Allowance for doubtful accounts.....       265           --          142         --
Other assets........................       372           --          417         --
Accrued expenses....................       991           --          308         --
Tax credits.........................       580           --          199         --
Amortization........................       221           --           --         --
Inventory...........................       217           --           --         --
Depletion...........................        --           53           --         --
Other assets - Foreign..............        --           58           52         --
Operating loss carryforward.........       861           --        1,987         --
                                      --------     --------    ---------    -------
                                         5,009          562        4,795        466
Valuation allowance.................      (357)          --         (357)        --
                                      --------     --------    ---------    -------
Total deferred taxes................  $  4,652     $    562    $   4,438    $   466
                                      ========     ========    =========    =======

         As of July 31, 2003, for federal income tax purposes there were alternative minimum tax credit carryforwards of approximately $550,000 and regular tax operating loss carryforwards of approximately $2,255,000. The operating loss carryforward will expire in 2022. A valuation allowance has been established for $357,000 of the deferred tax benefit related to those operating losses which it is more likely than not that the benefit will not be realized.

NOTE 7 - STOCKHOLDERS' EQUITY

         The authorized capital stock of the Company at July 31, 2003 and 2002 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share. There are no Class A shares currently outstanding.

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

         The Board of Directors of the Company has authorized the repurchase of 1,916,771 shares of the Company stock. As of July 31, 2003, 1,272,520 shares of Common Stock and 342,241 shares of Class B stock have been repurchased under the Board approved repurchase authorizations and 146,545 shares of Common Stock by other authorized transactions.

         The number of holders of record of Common Stock and Class B stock on July 31, 2003 was 833 and 33, respectively, as reported by the Company's transfer agent. The Company's Common Stock is traded on the New York Stock Exchange. There is no established trading market for the Class B Stock.

NOTE 8 - STOCK OPTION PLANS

         The Company instituted the Oil-Dri Corporation of America 1995 Long Term Incentive Plan during the fiscal year ended July 31, 1996. On December 9, 1997, the stockholders voted to increase the number of shares available for grant under the 1995 Plan from 500,000 to 1,000,000 and further authorized the grant of Class B Shares under the Plan to certain members of the Richard M. Jaffee family. Generally, other than grants to Richard M. Jaffee family members, shares of stock awarded under the 1995 Plan will be Class A Common Stock, except that, if there is no Class A Common Stock issued and publicly traded on a securities exchange when such awards are exercised, the shares awarded would be Common Stock. On December 7, 1999, the stockholders voted to increase the number of shares available for grant under the 1995 Plan from 1,000,000 to 1,500,000. On June 9, 2000, the 1995 Plan was amended to provide 100% vesting and a three-year exercise period upon the death or disability of a grantee or upon a grantee's retirement with age plus years of service equal to at least 80. The Plan provides for various other types of awards. No restricted stock awards were made during the fiscal year ended July 31, 2002. Awards of restricted stock in the amount of 7,000 and 5,000 shares were made during the fiscal years ended July 31, 2003 and 2001, respectively. All stock option grants awarded to date under this plan have a term of ten years. Grants vest and become exercisable gradually between two and seven years.

         The Oil-Dri Corporation of America 1988 Stock Option Plan terminated on December 12, 1995, for purposes of future grants. The outstanding options under this plan will remain outstanding and exercisable in accordance with their respective terms. As of July 31, 2003, all options outstanding are vested and exercisable.

         The Company instituted the Oil-Dri Corporation of America Outside Director's Stock Plan on June 9, 1998. The Plan is administered by the Compensation Committee of the Company's Board of Directors. All shares of stock issued under this plan will be shares of Common Stock issued from Treasury Stock. The Plan provides for stock option grants, restricted stock, stock awards and stock units. All awards to date under this plan are stock options that have a term of ten years and a vesting period of one year.

            EQUITY COMPENSATION PLAN INFORMATION AS OF JULY 31, 2003

                                                                                               NUMBER OF
                                                                                               SECURITIES
                                                                                               REMAINING
                                                                                             AVAILABLE FOR
                                                        NUMBER OF                           FURTHER ISSUANCE
                                                     SECURITIES TO BE                         UNDER EQUITY
                                                       ISSUED UPON                            COMPENSATION
                                                       EXERCISE OF      WEIGHTED-AVERAGE    PLANS (EXCLUDING
                                                       OUTSTANDING      EXERCISE PRICE OF      SECURITIES
                                                    OPTIONS, WARRANTS      OUTSTANDING        REFLECTED IN
                                                       AND RIGHTS       OPTIONS, WARRANTS      COLUMN (a))
                                                      (IN THOUSANDS)       AND RIGHTS        (IN THOUSANDS)
PLAN CATEGORY                                              (a)                 (b)                (c)
------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders                                         1,288               $10.44              256
Equity compensation plans not approved by
security holders                                           185               $10.16               15
------------------------------------------------------------------------------------------------------------

         A summary of option transactions under the plans follows:

                                                        NUMBER OF           WEIGHTED
                                                         SHARES              AVERAGE
                                                     (IN THOUSANDS)      EXERCISE PRICE
---------------------------------------------------------------------------------------
Options outstanding at August 1, 2000                       995             $   12.65
     Granted                                                258             $    9.02
     Canceled                                               116             $   13.48
-------------------------------------------------------------------------------------
Options outstanding at August 1, 2001                     1,137             $   11.74
     Granted                                                310             $    6.18
     Exercised                                                1             $    8.19
     Canceled                                                45             $   12.65
-------------------------------------------------------------------------------------
Options outstanding at August 1, 2002                     1,401             $   10.49
     Granted                                                165             $   10.01
     Exercised                                                1             $    8.19
     Canceled                                                92             $   10.92
-------------------------------------------------------------------------------------
OPTIONS OUTSTANDING AT AUGUST 1, 2003                     1,473             $   10.41

         Options exercisable were 760,512, 576,151 and 336,325 as of July 31, 2003, 2002 and 2001, respectively. The weighted average exercise price of the options exercisable as of July 31, 2003, 2002 and 2001 was $ 11.74, $12.43, and $14.10 respectively.

         The Company had reserved 255,750, 350,626 and 587,250 shares, respectively, as of July 31, 2003, 2002 and 2001 under the Oil-Dri Corporation of America 1995 Long Term Incentive Plan.

         The Company had reserved 15,000, 5,000 and 40,000 shares of Common Stock, respectively, as of July 31, 2003, 2002 and 2001, under the Oil-Dri Corporation of America Outside Director's Stock Plan.

                       OPTIONS OUTSTANDING AND EXERCISABLE
                         BY PRICE RANGE AS OF 7/31/2003

                               Options Outstanding                                               Options Exercisable
---------------------------------------------------------------------------------       --------------------------------------
                                                 Weighted
                         Outstanding as          Average              Weighted                                    Weighted
   Range of                of 7/31/2003          Remaining             Average                Share                Average
Exercise Prices          (in thousands)      Contractual Life      Exercise Price        (in thousands)        Exercise Price
---------------          --------------      ----------------      --------------        --------------        --------------
$6.01 - $8.00                   436                8.2                $  6.75                 118                 $  7.49
$8.01 - $10.00                  181                7.0                $  9.28                  56                 $  9.13
$10.01 - $12.00                 634                5.9                $ 11.28                 403                 $ 11.25
$14.01 - $16.00                 154                5.5                $ 14.64                 116                 $ 14.65
$18.01 - $20.00                  68                1.1                $ 19.29                  68                 $ 19.29
---------------               -----                ---                -------                 ---                 -------
$6.01 - $20.00                1,473                6.5                $ 10.41                 761                 $ 11.74
===============               =====                ===                =======                 ===                 =======

         The weighted average fair value of the options granted was $2.59, $1.40 and $2.45 for the fiscal years ended July 31, 2003, 2002 and 2001, respectively. See Note 1 in the Notes to the Consolidated Financial Statements regarding Stock Based Compensation.

         The fair value of issued stock options is estimated on the grant date using the Black-Scholes Option Pricing Method with the following assumptions:

                                            2003           2002          2001
                                            ----           ----          ----
Dividend Yields.........................     3.7%          5.8%           4.2%
Volatility..............................    36.2%         38.1%          37.2%
Risk-free Interest Rate.................     3.5%          4.7%           5.8%
Expected Life (Years)...................     5.4           4.6            5.4

NOTE 9 - EMPLOYEE BENEFIT PLANS

         The Company and its subsidiaries have defined benefit pension plans for eligible salaried and hourly employees. Benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service. The assets of these plans are invested in various high quality marketable securities.

         The net periodic pension cost for the years ended July 31 consists of the following:

                                            2003           2002          2001
                                            ----           ----          ----
                                                     (IN THOUSANDS)
Service cost..........................   $      600    $       534   $      424
Interest cost on projected
  benefit obligations.................          823            763          681
Expected return on plan assets........         (740)          (912)        (977)
Net amortization and deferral.........           23              3         (121)
                                         ----------    -----------   ----------
Net pension cost......................   $      706    $       388   $        7
                                         ==========    ===========   ==========

         The funded status of the plans at July 31 is as follows:

                                                          2003           2002
                                                          ----           ----
                                                             (IN THOUSANDS)
Fair Value of Plan Assets Less Than Projected
  Benefit Obligations..............................   $     (3,907)    $ (2,159)
Unrecognized Net Loss..............................          2,389          840
Unrecognized Prior Service Cost....................            431          481
Unrecognized Net Asset at Transition...............           (132)        (158)
                                                      ------------     --------
Accrued Pension Included in Noncurrent
  Liabilities--Other...............................   $     (1,219)    $   (996)
                                                      ============     ========

         Reconciliation of the assets and liabilities of the plans at July 31 is as follows:

                                                               2003       2002
                                                               ----       ----
                                                                (IN THOUSANDS)
     Change in Plan Assets:
         Plan assets at fair value, beginning of year...... $   9,465   $ 10,201
         Actual return on plan assets......................       740       (727)
         Contributions.....................................       484        415
         Benefits paid.....................................      (465)      (424)
                                                            ---------   --------
         Plan assets at fair value, end of year............ $  10,224   $  9,465
                                                            =========   ========

     Change in Projected Benefit Obligation:
         Projected benefit obligation, beginning of year... $  11,624   $ 10,636
         Service cost......................................       600        534
         Interest cost.....................................       823        763
         Plan amendments...................................        --          4
         Actuarial loss....................................     1,549        111
         Benefits paid.....................................      (465)      (424)
                                                            ---------   --------
         Projected benefit obligation, end of year......... $  14,131   $ 11,624
                                                            =========   ========

         Assumptions used in the previous calculations are as follows:

                                                      2003           2002
                                                      ----           ----
Discount rate...................................      6.5%           7.3%
Rate of increase in compensation levels.........      4.5%           4.5%
Long-term expected rate of return on assets.....      8.0%           9.0%

         The Company has funded the plans based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974 (ERISA), as amended.

         Effective August 1, 2002, the defined benefit pension plans for salaried and hourly employees and the assets of those plans were merged into one plan and trust. This merger did not change the benefit formulas or eligibility requirements for either of the two groups of employees.

         For the years ended July 31, 2003, 2002 and 2001, the Company maintained a 401(k) savings plan under which the Company matches a portion of employee contributions. The plan is available to essentially all domestic employees following thirty or sixty days of employment. The Company's contributions to this plan, and to similar plans maintained by the Company's foreign subsidiaries, were $509,000, $435,000 and $445,000 for fiscal years 2003, 2002 and 2001, respectively.

         Effective April 1, 2003, the Company adopted the Oil-Dri Corporation of America Supplemental Executive Retirement Plan ("SERP"). The purpose of the Plan is to provide certain retired participants in the Oil-Dri Corporation of America Pension Plan ("Retirement Plan") with the amount of benefits that would have been provided under the Retirement Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code ("Code"), and/or (2) the limitation on compensation for purposes of calculating benefits under the Retirement Plan imposed by Section 401(a)(17) of the Code. The Company recorded $21,904 in expense associated with this plan in the fiscal year ended July 31, 2003. The plan is unfunded and the Company will fund benefits when payments are made.

NOTE 10 - DEFERRED COMPENSATION

         In December 1995, the Company adopted the Oil-Dri Corporation of America Deferred Compensation Plan. This plan has permitted Directors and certain management employees to defer portions of their compensation and earn interest on the deferred amounts. During the period January 1, 1999 through September 30, 2000, participants' returns were tied to the performance of various investment elections. After September 30, 2000 the participants' returns have been set at the Company's long-term cost of borrowing plus 1%. Compensation deferred since the inception of the plan has been accrued as well as earnings thereon. Employees have deferred $205,000, $86,000 and $46,000 in fiscal years 2003, 2002 and 2001 respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 12 - LEASES

         The Company's mining operations are conducted on leased or owned property. These leases generally provide the Company with the right to mine as long as the Company continues to pay a minimum monthly rental, which is applied against the per ton royalty when the property is mined.

         The Company leases its corporate offices in Chicago, Illinois (20,000 square feet), office, production and warehouse space in Alpharetta, Georgia (26,000 square feet), office and production facilities in Kiel, Wisconsin (16,000 square feet) and office facilities in Europe. The office space in Chicago is subject to a lease expiring in fiscal 2018. The Alpharetta, Georgia lease expires in fiscal 2008. The facilities in Europe and Kiel, Wisconsin are leased on a year-to-year basis.

         In addition, the Company leases vehicles, railcars, mining property and equipment, warehouse space, data processing equipment, and office equipment. In most cases, the Company expects that, in the normal course of business, leases will be renewed or replaced by other leases.

         The following is a schedule by year of future minimum rental requirements under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of July 31, 2003:

                                                                         (IN THOUSANDS)
                                                                         --------------
2004................................................................       $     2,321
2005................................................................             1,369
2006................................................................             1,256
2007................................................................             1,110
2008................................................................             1,072
Later years.........................................................             7,473
                                                                           -----------
                                                                           $    14,601
                                                                           ===========

         The following schedule shows the composition of total rental expense for all operating leases, including those with terms of one month or less which were not renewed, as of the years ended July 31:

                                 2003           2002             2001
                               --------      -----------     ------------
                                            (IN THOUSANDS)
Vehicles and Railcars......    $    884      $       880     $        941
Office facilities..........         499              496              485
Warehouse facilities.......         231              379              408
Mining properties..........
     Minimum...............          91              181              192
     Contingent............         556              516              430
Other......................         883              859              646

                               --------      -----------     ------------
                               $  3,144      $     3,311     $      3,102
                               ========      ===========     ============

         Contingent mining royalty payments are determined based on the tons of raw clay mined.

NOTE 13 - OTHER CASH FLOW INFORMATION

         Cash payments (refunds) for interest and income taxes were as follows:

                                2003         2002          2001
                                ----         ----          ----
                                        (IN THOUSANDS)
Interest.................   $    2,147   $    2,283    $    2,619
                            ==========   ==========    ==========
Income taxes.............   $      672   $    1,057    $     (743)
                            ==========   ==========    ==========

NOTE 14 - POST RETIREMENT HEALTH BENEFITS

         Domestic salaried employees who retire prior to reaching age 65 and have at least 17 years of continuous service and whose age plus years of service equals at least 80 may elect to continue their health care coverage under the Oil-Dri Corporation of America Employee Benefits Plan until they reach the age of 65. The Company accrues the costs of such benefits during the employees' active years of service.

Net periodic postretirement cost for the years ended July 31, was as follows:

                                                2003       2002        2001
                                                ----       -----       -----
                                                       (IN THOUSANDS)
Components of net periodic
  postretirement benefit cost
Service Cost                                   $   40     $    23     $     26
Interest Cost                                      43          37           30
Amortization of Net transition obligation          16          16           16
Amortization of (Gains) Losses                     --          --           (8)
                                              -------    --------    ---------
Net periodic postretirement benefit cost       $   99     $    76     $     64
                                              =======    ========    =========

The accumulated postretirement benefit obligation assumptions were as follows:

                      2003               2002                     2001
                      ----               ----                     ----
Discount rate         5.75%              7.25%                     7.3%
Medical trend            6%      7% in 2003 to 6% in      8% in 2002 to 6% in
                                         2004                     2004

A one-percentage point change in assumed health care cost trend would have had the following effects in the fiscal year ended July 31, 2003:

                                                     (IN THOUSANDS)
                                            One-Percentage      One-Percentage
                                            Point Increase      Point Decrease
Effect on total service and                      $ 14                $(12)
interest costs for fiscal year
ended July 31, 2003
Effect on accumulated                            $106                $(90)
postretirement benefit obligation
as of July 31, 2003

The Company's policy is to pay insurance premiums and claims under the above-mentioned plan from Company assets.

The accrued postretirement benefit liability and the change in benefit obligation as of July 31, 2003, and July 31, 2002, were as follows:

                                                     July 31,
                                                 -------------------
                                                  2003         2002
                                                 -------     -------
                                                  (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of year          $   626     $   550
Service cost                                          40          23
Interest cost                                         43          37
Participant contributions                             --          --
Actuarial Loss                                       141          90
Benefits Paid                                        (52)        (74)
                                                 -------     -------
      Benefit obligation at end of year          $   798     $   626
                                                 =======     =======
Change in plan assets:
Employer contribution                            $    52     $    74
Benefits Paid                                        (52)        (74)
                                                 -------     -------
     Fair value of plan assets at end of year    $    --     $    --
                                                 =======     =======

Reconciliation of Funded status:
Funded status                                    $  (798)    $  (626)
Unrecognized net transition obligation               173         188
Unrecognized actuarial loss                          166          25
                                                 -------     -------
     Net amount recognized at end of year        $  (459)    $  (413)
                                                 =======     =======

NOTE 15 - DERIVATIVE INSTRUMENTS

         In 1998, the Company entered into two interest rate swap agreements. The notional amount of these agreements is $23,500,000 at July 31, 2003 and $25,000,000 at July 31, 2002, respectively. The swap agreements terminate on May 1, 2013. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting and accordingly, the Company has recorded these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of income. The Company recognized additional interest expense of $15,000, $15,000 and $7,500 in fiscal years 2003, 2002 and 2001 respectively, as a result of these contracts.

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         A summary of selected information for 2003 and 2002 is as follows:

                                                               FISCAL 2003 QUARTER ENDED
                                                               -------------------------
                                            OCTOBER 31    JANUARY 31    APRIL 30      JULY 31        TOTAL
                                            ----------    ----------    --------    -----------   ----------
                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Sales..............................     $  37,730     $ 44,456      $ 46,125    $    44,730   $  173,041
Gross Profit...........................     $   7,753     $  9,623      $  9,915    $     8,337   $   35,628
Net Income (Loss)......................     $     411     $  1,219      $    977    $       476   $    3,083
Net Income (Loss) Per Share
     Basic.............................     $    0.07     $   0.22      $   0.18    $      0.09   $     0.55
     Diluted...........................     $    0.07     $   0.21      $   0.17    $      0.08   $     0.54
Dividends Per Share
     Common............................     $    0.09     $   0.09      $   0.09    $      0.09   $     0.36
     Class B...........................     $    0.07     $   0.07      $   0.07    $      0.07   $     0.27
Company Common Stock Price Range:
     High..............................     $    8.39     $   9.65      $  11.22    $     12.35
     Low...............................     $    7.10     $   7.00      $   8.40    $     10.10

                                                               FISCAL 2002 QUARTER ENDED
                                                               -------------------------
                                            OCTOBER 31    JANUARY 31    APRIL 30      JULY 31      TOTAL
                                            ----------    ----------    --------      -------      -----
                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Sales..............................     $   40,023    $   43,780    $ 39,261    $    39,281   $  162,345
Gross Profit...........................     $    7,857    $    7,947    $  7,270    $     8,006   $   31,080
Net Income (Loss)......................     $      267    $       74    $    504    $    (1,939)  $   (1,094)
Net Income (Loss) Per Share
     Basic.............................     $     0.05    $     0.01    $   0.09    $     (0.35)  $    (0.19)
     Diluted...........................     $     0.05    $     0.01    $   0.09    $     (0.34)  $    (0.19)
Dividends Per Share
     Common............................     $     0.09    $     0.09    $   0.09    $      0.09   $     0.36
     Class B...........................     $     0.07    $     0.07    $   0.07    $      0.07   $     0.27
Company Common Stock Price Range:
     High..............................     $     8.15    $     8.20    $  10.25    $     10.20
     Low...............................     $     5.75    $     6.00    $   7.67    $      7.20

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Oil-Dri Corporation of America:

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Oil-Dri Corporation of America at July 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of July 31, 2002 and the years ended July 31, 2002 and 2001 were audited by other auditors whose report dated September 10, 2002 expressed an unqualified opinion on those statements.

As disclosed in Note 1 in the financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles Assets" on October 1, 2002.

PricewaterhouseCoopers, LLP
Chicago, Illinois
September 12, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OIL-DRI

         The information required by this Item is (except for information set forth below concerning the Board of Directors and information in Part I hereof, concerning executive officers) contained in Oil-Dri's Proxy Statement for its 2003 annual meeting of stockholders ("Proxy Statement") under the caption "1. Election of Directors" and is incorporated herein by this reference.

                               BOARD OF DIRECTORS

Richard M. Jaffee                           Thomas D. Kuczmarski
    Chairman of the Board of Directors         Senior Partner and President,
                                                 Kuczmarski & Associates, Inc.
Daniel S. Jaffee
   President and Chief Executive Officer    Joseph C. Miller
                                               Vice Chairman of the Board of Directors
J. Steven Cole(1)
   President, Cole & Associates             Paul J. Miller
                                               Partner, Sonnenschein Nath & Rosenthal, LLP
Arnold W. Donald
   Chairman, Merisant Company               Allan H. Selig(2)
                                                 President and Chairman, Selig Lease
Ronald B. Gordon                                 Company
   President and Chief Operating Officer         Commissioner of Major League Baseball
   Nice-Pak Products, Inc.

     (1) Audit Committee Chair

     (2) Compensation Committee Chair

         The Company has adopted a Code of Ethics and Business Conduct (the "Code") which applies to all of its directors, officers (including the Company's Chief Executive Officer and senior financial officers) and employees. The Code is intended to be a "code of ethics" as defined by the rules of the Securities and Exchange Commission. The Code imposes special responsibilities on the Chief Executive Officer and the senior financial officers of the Company. A copy of the Code may be viewed at the Company's website, www.oildri.com. Any amendment to, or waiver of, a provision of the Code which applies to the Company's Chief Executive Officer or senior financial officers and relates to the elements of a "code of ethics" as defined by the Securities and Exchange Commission will also be posted on the Company's website, www.oildri.com. The Company will also provide, without charge, a copy of the Code to any person upon request submitted to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 706-3232.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is contained in Oil-Dri's Proxy Statement under the captions "Executive Compensation," "Report of the Compensation and the Stock Option Committees of Oil-Dri Corporation of America on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is contained in Oil-Dri's Proxy Statement under the captions "General--Principal Stockholders" and "Security Ownership of Management" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is contained in Oil-Dri's Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference.

ITEM 14. CONTROLS AND PROCEDURES

         (a) Based on their evaluation within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing, and disclosing the information the Company is required to disclose in reports filed under the Act.

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

         Consolidated Balance Sheets as of July 31, 2003 and July 31,
         2002.

         Consolidated Statements of Income for the fiscal years ended July 31, 2003, July 31, 2002 and July 31, 2001.

         Consolidated Statements of Stockholders' Equity for the fiscal years ended July 31, 2003, July 31, 2002 and July 31, 2001.

         Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2003, July 31, 2002 and July 31, 2001.

         Notes to Consolidated Financial Statements.

         Report of Independent Auditors.

      (a)(2)   The following financial statement schedules are contained
                  herein:

         Schedule to Financial Statements, as follows:

                  Schedule II--Valuation and Qualifying Accounts, years ended July 31, 2003, July 31, 2002 and July 31, 2001.

      (a)(3)   The following documents are exhibits to this Report:

(3)(a)(1)                  Articles of Incorporation of Oil-Dri, as amended.

(3)(b)(2)                  Bylaws of Oil-Dri, as amended June 16, 1995.

(10)(c)(1)(3)              Agreement ("Clorox Agreement") dated January 12, 1981
                           between Clorox and Oil-Dri, as amended. (Confidential
                           treatment of certain portions of this Exhibit has been
                           granted.)

(10)(c)(2)(4)              Amendment to Clorox Agreement dated March 3, 1989, as
                           accepted by Oil-Dri on March 20, 1989, between Clorox
                           and Oil-Dri. (Confidential treatment of certain portions
                           of this Exhibit has been granted.)

(10)(c)(3)(5)              Amendment to Clorox Agreement dated February 14, 1991,
                           between Clorox and Oil-Dri. (Confidential treatment of
                           certain portions of this Exhibit has been granted.)

(10)(c)(4)(6)              Memorandum of Agreement #1450 "Fresh Step"(TM), dated as
                           of March 12, 2001 between A&M Products Manufacturing
                           Company and Registrant. (Confidential treatment of
                           certain portions of this Exhibit has been granted.)

(10)(c)(5)(7)              Memorandum of Agreement #1465 "Jonny Cat"(R), dated as
                           of April 18, 2001 between A&M Products Manufacturing
                           Company and Registrant. (Confidential treatment of
                           certain portions of this Exhibit has been granted.)


(10)(d)(8)                 Description of 1987 Executive Deferred Compensation Program.*

(10)(e)(1)(9)              Salary Continuation Agreement dated August 1, l989
                           between Richard M. Jaffee and Oil-Dri ("1989
                           Agreement").*

(10)(e)(2)(10)             Extension and Amendment, dated October 9, 1998, to
                           the 1989 Agreement.*

(10)(e)(3)(11)             Second Amendment, Effective October 31, 2000, to the
                           1989 Agreement.*

(10)(f)(12)                1988 Stock Option Plan.*

(10)(h)(14)                Note Agreement, dated as of April 15, 1993, between
                           Oil-Dri and Teacher's Insurance and Annuity
                           Association of America regarding $6,500,000 7.17%
                           Senior Notes due August 15, 2004.

(10)(h)(1)(13)             First Amendment, dated as of January 15, 2001, to the
                           Note Agreement dated as of April 15, 1993.

(10)(h)(2)(25)             Second Amendment dated July 15, 2002 to Note
                           Agreement dated as of April 15, 1993.

(10)(i)(15) Credit Agreement, dated as of September 21, 1994, between Oil-Dri and Harris Trust and Savings Bank regarding $5,000,000 7.78% Term Loan Note and
                           $5,000,000 Revolving Credit Note.

(10)(j)(22)                The Oil-Dri Corporation of America Deferred
                           Compensation Plan adopted November 15, 1995, as amended and restated effective October 1, 2000.*

(10)(j)(1)(29)             Restatement dated April 1, 2003 of the Oil-Dri
                           Corporation of America November 15, 1995 Deferred
                           Compensation Plan

(10)(k)(23)                The Oil-Dri  Corporation  of America 1995 Long Term
                           Incentive Plan as amended and restated  effective
                           June 9, 2000.*

(10)(l)(30)                Supplemental Executive Retirement Plan dated April 1,
                           2003

(10)(m)(17)                $25,000,000  Note  Purchase  Agreement  dated as of
                           April 15, 1998 between Oil-Dri and Teachers
                           Insurance and Annuity Association of America and
                           Cigna Investments, Inc.

(10)(m)(5)(16)             First Amendment, dated as of January 15, 2001 to the
                           Note Agreement dated as of April 15, 1998.

(10)(m)(6)(26)             Second Amendment dated as of July 15, 2002 to Note
                           Agreement dated as of April 15, 1998.

(10)(n)(24)                The Oil-Dri Corporation of America Outside Director
                           Stock Plan as amended and restated effective  October
                           16, 1999.*

(10)(o)(18) $15,000,000 unsecured, committed line of credit agreement dated January 29, 1999 between the Company and Harris Trust and Savings Bank.

(10)(o)(1)(27)             First Amendment, dated May 30, 2002 to Credit
                           Agreement dated as of January 29, 1999.

(10)(o)(2)(28)             Second Amendment, dated November 22, 2002, to Credit
                           Agreement dated as of January 29, 1999.

(10)(p)(19) $15,000,000 unsecured, uncommitted line of credit agreement dated January 29, 1999 between the Company and Harris Trust and Savings Bank.

(10)(q)(20)                Split Dollar Life Insurance Agreements dated February
                           26, 1999.*

(10)(r)(21)                Agreement  ("Church & Dwight  Agreement")  dated May
                           19, 1999 between Church & Dwight Co.,  Inc. and
                           Oil-Dri. (Confidential treatment of certain portions of this Exhibit has been granted.)

             (b)  Reports on Form 8-K.

                  The Company filed a Current Report on Form 8-K dated May 29,
                      2003, reporting that it had issued a press release announcing its third quarter and nine month earnings.

                  The Company filed a Current Report on Form 8-K dated July 17,
                      2003, reporting that it had issued a press release announcing its decision to close its Christmas Valley, Oregon facility and transfer existing customers to its newly acquired plant in Taft, California, and other Oil-Dri facilities.

(11)              Statement re: Computation of Income per Share.

(21)              Subsidiaries of Oil-Dri.

(23)              Consent of PricewaterhouseCoopers, LLP.
                  Consent of Blackman Kallick Bartelstein, LLP.

(31)              Certifications pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

(32)              Certifications pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

----------
*        Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Exhibit (4.1) to Oil-Dri's Registration Statement on Form S-8 (Registration No. 333-57625), made effective on June 24, 1998.

(2) Incorporated by reference to Exhibit (3)(b) to Oil-Dri's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

(3) Incorporated by reference to Exhibit (10)(f) to Oil-Dri's Registration Statement on Form S-2 (Registration No. 2-97248) made effective on May 29, 1985.

(4) Incorporated by reference to Exhibit (10)(e)(2) to Oil-Dri's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

(5) Incorporated by reference to Exhibit (10)(e)(3) to Oil-Dri's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

(6) Incorporated by reference to Exhibit 10(s) to Registrant's Current Report on Form 8-K dated May 1, 2001.

(7) Incorporated by reference to Exhibit 10(t) to Registrant's Current Report on Form 8-K dated May 1, 2001.

(8) Incorporated by reference to Exhibit (10)(f) to Oil-Dri's Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

(9) Incorporated by reference to Exhibit (10)(g) to Oil-Dri's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

(10) Incorporated by reference to Exhibit (10)(n) to Oil-Dri's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

(11) Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated November 13, 2000.

(12) Incorporated by reference to Exhibit (4)(a) to Oil-Dri's Registration Statement on Form S-8 (Registration No. 33-29650), made effective on June 30, 1989.

(13) Incorporated by reference to Exhibit (10)(m)(4) to Oil-Dri's Quarterly Report on Form 10-Q for the quarter ended January 1, 2001.

(14) Incorporated by reference to Exhibit (10)(i) to Oil-Dri's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

(15) Incorporated by reference to Exhibit (10)(i) to Oil-Dri's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

(16) Incorporated by reference to Exhibit (10)(m)(5) to Oil-Dri's Quarter Report on Form 10-Q for the quarter ended January 31, 2001.

(17) Incorporated by reference to Exhibit (10)(m) to Oil-Dri's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

(18) Incorporated by reference to Exhibit (10)(o) to Oil-Dri's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999.

(19) Incorporated by reference to Exhibit (10)(p) to Oil-Dri's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999.

(20) Incorporated by reference to Exhibit (10)(q) to Oil-Dri's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999.

(21) Incorporated by reference to Exhibit (10)(r) to Oil-Dri's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

(22) Incorporated by reference to Exhibit (10)(j) to Oil-Dri's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

(23) Incorporated by reference to Exhibit (10)(k) to Oil-Dri's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

(24) Incorporated by reference to Exhibit (10)(n) to Oil-Dri's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

(25) Incorporated by reference to Exhibit (10)(h)(2) to Oil-Dri's Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

(26) Incorporated by reference to Exhibit (10)(m)(6) to Oil-Dri's Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

(27) Incorporated by reference to Exhibit (10)(o)(1) to Oil-Dri's Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

(28) Incorporated by reference to Exhibit (10)(o)(2) to Oil-Dri's Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

(29) Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri's Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

(30) Incorporated by reference to Exhibit (10)(1) to Oil-Dri's Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

         Oil-Dri agrees to furnish the following agreements upon the request of the Commission:

Exhibit(4)(b)     Letter of Credit Agreement, dated as of October 1, 1988
                  between Harris Trust and Savings Bank and Blue Mountain
                  Production Company in the amount of $2,634,590 in connection with the issuance by Town of Blue Mountain, Mississippi of Variable/Fixed Rate Industrial Development Revenue Bonds,
                  Series 1988 B (Blue Mountain Production Company Project) in the aggregate principal amount of $2,500,000 and related
                  Indenture of Trust, Lease Agreement, Remarketing Agreement and
                  Guaranties.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oil-Dri has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OIL-DRI CORPORATION OF AMERICA
                                             (Registrant)

                                             By /s/ Daniel S. Jaffee
                                                --------------------------------
                                                Daniel S. Jaffee
                                                President and Chief Executive
                                                Officer, Director

Dated:  October 22, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

   /s/ Richard M. Jaffee
---------------------------------------------      October 22, 2003
                     Richard M. Jaffee
         Chairman of the Board of Directors

   /s/ Jeffrey M. Libert
---------------------------------------------      October 22, 2003
                     Jeffrey M. Libert
                      Vice President
                  Chief Financial Officer
                Principal Financial Officer

   /s/ Daniel T. Smith
---------------------------------------------      October 22, 2003
                      Daniel T. Smith
               Vice President and Controller
               Principal Accounting Officer

   /s/ J. Steven Cole
---------------------------------------------      October 22, 2003
                      J.  Steven Cole
                         Director

   /s/ Arnold W. Donald
---------------------------------------------      October 22, 2003
                     Arnold W. Donald
                         Director

   /s/ Ronald B. Gordon
---------------------------------------------      October 22, 2003
                     Ronald B. Gordon
                         Director

   /s/ Thomas D. Kuczmarski
---------------------------------------------      October 22, 2003
                   Thomas D. Kuczmarski
                         Director

   /s/ Joseph C. Miller
---------------------------------------------      October 22, 2003
                     Joseph C. Miller
      Vice Chairman of the Board of Directors

   /s/ Paul J. Miller
---------------------------------------------      October 22, 2003
                      Paul J. Miller
                         Director

   /s/ Allan H. Selig
---------------------------------------------      October 22, 2003
                      Allan H. Selig
                         Director

                       REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Oil-Dri Corporation of America:

         Our audit of the consolidated financial statements referred to in our report, dated September 12, 2003, appearing in the 2003 Annual Report on Form 10-K of Oil-Dri Corporation of America (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule for the year ended July 31, 2003, presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements. The financial statements schedules of the Company for the years ended July 31, 2002 and 2001 were audited by other auditors whose report dated September 10, 2002 expressed an unqualified opinion on those statements.

PricewaterhouseCoopers, LLP
Chicago, Illinois
September 12, 2003

                                                                     SCHEDULE II

                 OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                                        YEAR ENDED JULY 31
                                                        ------------------
                                                  2003         2002          2001
                                                  ----         ----          ----
                                                          (IN THOUSANDS)
    Allowance for doubtful accounts:
         Beginning balance...................   $    392     $    455      $    336
         Additions charged to expense........        387          409           142
         Deductions*.........................        338          472            23
                                                --------     --------      --------
         Balance at end of year..............   $    441     $    392      $    455
                                                ========     ========      ========

*     Net of recoveries.

    Inventory obsolescence reserve:
         Beginning balance...................   $    341     $    356      $    256
         Additions charged to expense........        441          275           100
         Deductions..........................        214          290            --
                                                --------     --------      --------
         Balance at end of year..............   $    568     $    341      $    356
                                                ========     ========      ========

    Valuation reserve for income taxes:
         Beginning balance...................   $    357     $     --      $    522
         Additions charged to expense........         --          357            --
         Deductions..........................         --           --           522
                                                --------     --------      --------
         Balance at end of year..............   $    357     $    357      $     --
                                                ========     ========      ========

                                    EXHIBITS

  EXHIBIT
   NUMBER
  -------
Exhibit 11:       Statement Re:  Computation of per share earnings

Exhibit 21:       Subsidiaries of Oil-Dri

Exhibit 23:       Consent of PricewaterhouseCoopers, LLP

Exhibit 23:       Consent of Blackman Kallick Bartelstein, LLP

Exhibit 31:       Certifications  by Daniel S. Jaffee,  President and Chief
                  Executive  Officer and Jeffrey M. Libert,  Chief Financial
                  Officer, required by Rule 13a-14(a)

Exhibit 32:       Additional Exhibits: Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note: Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213.