Form 10-Q
period 2003-10-31
OIL DRI CORPORATION OF AMERICA
filed 2003-12-11
CIK 74046

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                For the Quarterly Period Ended October 31, 2003

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

Common Stock - 5,472,935 Shares (Including 1,454,315 Treasury Shares) Class B Stock - 1,765,083 Shares (Including 342,241 Treasury Shares)

Indicate by check mark whether the Registrant is an accelerated filer:

Yes             No     X
      -------        ------


The aggregate market value of the Registrant's Common Stock owned by non-affiliates as of January 31, 2003 for accelerated filer purposes was $38,882,000.

CONTENTS

                                                                          PAGE
                                    PART I

ITEM 1:    Financial Statements..........................................3 - 10


ITEM 2:    Management Discussion And Analysis Of Financial Condition
           And The Results Of Operations................................11 - 14

ITEM 3:    Quantitative And Qualitative Disclosures About Market Risk........14

ITEM 4:    Controls And Procedures...........................................15


                                   PART II

ITEM 6:    Exhibits And Reports on Form 8-K..................................16

SIGNATURES...................................................................17

EXHIBITS................................................................18 - 22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF DOLLARS)


                                        OCTOBER 31,
                                           2003        JULY 31,
                ASSETS                  (UNAUDITED)     2003
                                        ------------------------

CURRENT ASSETS

Cash and cash equivalents              $   1,190      $   4,753

Investment in treasury securities          9,511         11,917
Accounts receivable, less allowance
  of $508 and $441 at October 31,
  2003 and July 31, 2003,
  respectively                            25,505         23,768
Inventories                               13,379         12,819
Prepaid overburden removal expense         2,517          2,492
Prepaid expenses and other assets          7,610          4,881
                                       ----------     ----------
               TOTAL CURRENT ASSETS       59,712         60,630
                                       ----------     ----------

               PROPERTY, PLANT AND
               EQUIPMENT - AT COST
Cost                                     141,784        141,276
Less accumulated depreciation and
  amortization                           (93,675)       (92,250)
                                       ----------     ----------
               TOTAL PROPERTY, PLANT
               AND EQUIPMENT, NET         48,109         49,026
                                       ----------     ----------

OTHER ASSETS
Goodwill                                   5,115          5,115
Intangibles, net of accumulated
  amortization of $2,482 and $2,474
  at October 31, 2003 and
  July 31, 2003, respectively              3,745          3,869
Deferred income taxes                      2,687          2,617
Other                                      3,362          5,566
                                       ----------     ----------
               TOTAL OTHER ASSETS         14,909         17,167
                                       ----------     ----------

TOTAL ASSETS                           $ 122,730      $ 126,823
                                       ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

                   OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS OF DOLLARS)


                                             OCTOBER 31,
                                                 2003      JULY 31,
      LIABILITIES & STOCKHOLDERS' EQUITY     (UNAUDITED)    2003
                                             ------------ ------------

      CURRENT LIABILITIES
      Current maturities of notes payable      $ 4,000       $ 4,000
      Accounts payable                           5,385         6,856
      Dividends payable                            508           461
      Accrued expenses
        Salaries, wages and commissions          2,717         4,250
        Trade promotions and advertising         4,191         4,160
        Freight                                  1,105         1,089
        Other                                    4,673         4,418
                                             ------------ ------------
               TOTAL CURRENT LIABILITIES        22,579        25,234
                                             ------------ ------------

      NONCURRENT LIABILITIES
      Notes payable                             24,900        27,400
      Deferred compensation                      3,001         3,212
      Other                                      2,372         1,963
                                             ------------ ------------
               TOTAL NONCURRENT LIABILITIES     30,273        32,575
                                             ------------ ------------

               TOTAL LIABILITIES                52,852        57,809
                                             ------------ ------------

      STOCKHOLDERS' EQUITY
      Common Stock, par value $.10 per
        share, issued 5,472,935 shares at
        October 31, 2003 and July 31, 2003         547           547
      Class B Stock, par value $.10 per
      share, issued 1,765,083 shares at
      October 31, 2003 and July 31, 2003           177           177
      Additional paid-in capital                 7,646         7,646
      Retained earnings                         89,212        88,002
      Restricted unearned stock compensation       (30)          (37)
      Cumulative translation adjustment           (997)       (1,082)
                                             ------------ ------------
                                                96,555        95,253
      Less Treasury stock, at cost
        (1,454,315 Common and 342,241
        Class B shares at October 31, 2003
        and 1,419,065 Common and 342,241
        Class B shares at July 31, 2003)       (26,677)      (26,239)
                                             ------------ ------------
               TOTAL STOCKHOLDERS' EQUITY       69,878        69,014
                                             ------------ ------------

      TOTAL LIABILITIES & STOCKHOLDERS'
      EQUITY                                  $122,730      $126,823
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

                                FOR THE THREE MONTHS ENDED
                                         OCTOBER 31
                                   --------------------
                                      2003       2002
                                   ---------- ---------
      NET SALES                    $  46,292  $ 37,730
      Cost of Sales                   35,414    29,977
                                   ---------- ---------
      GROSS PROFIT                    10,878     7,753
      Selling, General and
      Administrative Expenses         (8,109)   (6,617)
                                   ---------- ---------
      INCOME FROM OPERATIONS           2,769     1,136

      OTHER INCOME (EXPENSE)
        Interest expense                (531)     (687)
        Interest income                   40        65
        Gain on the sale of
          mineral rights                  --       139
        Other, net                       142       (68)
                                   ---------- ---------
          TOTAL OTHER EXPENSE, NET      (349)     (551)
                                   ---------- ---------

      INCOME BEFORE INCOME TAXES       2,420       585
      Income taxes                       702       174
                                   ---------- ---------
      NET INCOME                       1,718       411

      RETAINED EARNINGS
      Balance at beginning of year    88,002    86,790

      Less cash dividends declared       508       474
                                   ---------- ---------
      RETAINED EARNINGS -
      OCTOBER 31                   $  89,212  $ 86,727
                                   ========== =========

      NET INCOME PER SHARE

        BASIC                      $    0.31  $   0.07
                                   ========== =========

        DILUTED                    $    0.30  $   0.07
                                   ========== =========

      AVERAGE SHARES OUTSTANDING

        BASIC                          5,461     5,615
                                   ========== =========
        DILUTED
                                       5,744     5,678
                                   ========== =========



      The accompanying notes are an integral part of the consolidated financial statements.

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                FOR THE THREE MONTHS ENDED
                                         OCTOBER 31
                               ------------------------------
                                    2003            2002
                               --------------   -------------

      NET INCOME                   $1,718           $411

      Other Comprehensive
      Income:
        Cumulative Translation
      Adjustments                      85            (22)
                               --------------   -------------

      TOTAL COMPREHENSIVE
      INCOME                       $1,803           $389
                               ==============   =============



































The accompanying notes are an integral part of the consolidated financial statements.

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                             FOR THE THREE MONTHS ENDED
                                                     OCTOBER 31
                                              -------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES           2003          2002
                                              -----------  ------------

  NET INCOME                                   $ 1,718       $   411
                                              -----------  ------------

  Adjustments to reconcile net income
    to net cash (used in) provided
    operating activities:
       Depreciation and amortization             2,082         2,034
       Provision for bad debts                      78            80
       Gain on the sale of fixed assets            (85)           --
         (Increase) Decrease in:
         Accounts receivable                    (1,815)          378
         Inventories                              (560)           29
         Prepaid overburden removal expense        (25)          243
         Prepaid expenses                       (2,729)         (469)
         Other assets                            2,134           (39)
       Increase (Decrease) in:
         Accounts payable                       (1,471)          270
         Accrued expenses                       (1,232)       (1,700)
         Deferred compensation                    (211)           24
         Other liabilities                         410           186
                                              -----------  -----------
             TOTAL ADJUSTMENTS                  (3,424)        1,036
                                              -----------  -----------

       NET CASH (USED IN) PROVIDED
       BY OPERATING ACTIVITIES                  (1,706)        1,447
                                              -----------  -----------

  CASH FLOWS FROM INVESTING ACTIVITIES
  ------------------------------------
       Capital expenditures                     (1,040)       (1,315)
       Proceeds from sale of property,
         plant and equipment                       125            --
       Purchases of investment securities      (12,022)       (2,448)
       Dispositions of investment securities    14,428           710
                                              -----------  -----------

       NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                      1,491        (3,053)
                                              -----------  -----------

  CASH FLOWS FROM FINANCING ACTIVITIES
  ------------------------------------
       Principal payments on long-term debt     (2,500)       (1,000)
       Dividends paid                             (461)         (473)
       Purchase of treasury stock                 (438)           --
       Other                                        51            92
                                             ------------  -----------
  NET CASH USED IN FINANCING ACTIVITIES         (3,348)       (1,381)
                                             ------------  -----------

  NET DECREASE IN CASH AND CASH EQUIVALENTS     (3,563)       (2,987)
  CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                            4,753         7,154
  CASH AND CASH EQUIVALENTS, OCTOBER 31         $1,190       $ 4,167
                                             ============  ===========


  The accompanying notes are an integral part of the consolidated financial statements.

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. BASIS OF STATEMENT PRESENTATION

The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 2003, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated.

The unaudited financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.

Certain items in prior year financial statements have been reclassified to conform to the presentation used in fiscal 2004.

As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases. A significant part of the Company's overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of the Company's production processes. The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid overburden removal expense is amortized over the estimated available material. As of October 31, 2003, the Company had $2,517,000 of prepaid overburden removal expense recorded on its consolidated balance sheet. During the first three months of fiscal 2004, the Company amortized to current expense approximately $704,000 of previously recorded prepaid expense. Please also refer to Note 4 for a discussion of a change in the accounting estimate associated with this prepaid expense for fiscal 2003 and fiscal 2002.

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

2. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

                            OCTOBER 31    JULY 31
                           (UNAUDITED)   (AUDITED)
                           -------------------------
                           -------------------------
                               2003          2003
                           -------------------------

Finished goods               $ 7,737       $ 7,821
Packaging                      3,704         3,718
Other                          1,938         1,280
                           -----------   -----------
                           -----------   -----------

                             $13,379       $12,819
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


The aggregate purchase price has been allocated as follows:


      Inventory                     $1,507,000
      Prepaid Expenses                 175,000
      Property, Plant & Equipment    4,594,000
      Trademarks & Trade Name          376,000
                                   ------------
           Purchase total           $6,652,000
                                   ============


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

The accounting policies of the segments are the same as those described in
Note 1 of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2003 filed with the Securities and Exchange Commission.

Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of the Company's production facilities. However the Company has estimated the segment asset allocations as follows:

                                          -------------------------------
                                          OCTOBER 31, 2003  JULY 31, 2003
                                          -------------------------------
                                                      ASSETS
                                          -------------------------------
                                                   (in thousands)
Consumer Products Group.................      $ 54,661      $ 54,307
Specialty Products Group................      $ 14,566      $ 17,251
Crop Production and Horticultural
Products Group..........................      $ 13,477      $ 12,383
Industrial and Automotive Products Group      $  8,309      $  8,539
Unallocated Assets......................      $ 31,717      $ 34,343
                                              --------      --------
TOTAL ASSETS............................      $122,730      $126,823
                                              ========      ========

                                -------------------------------------
                                   Three Months Ended October 31,
                                -------------------------------------
                                   Net Sales             Income
                                -------------------------------------
                                  2003      2002      2003     2002
                                --------  --------  -------  --------
                                           (in thousands)
Consumer Products Group.......  $28,619   $22,381   $ 4,559  $ 2,806
Specialty Products Group......    6,704     6,636     1,687    1,686
Crop Production and
Horticultural Products Group..    5,486     3,866       702      209
Industrial and Automotive
Products Group...............     5,483     4,847        --     (183)
                                --------  --------  -------  --------
TOTAL SALES/OPERATING INCOME    $46,292   $37,730     6,948    4,518
                                ========  ========  -------  --------

  Gain on the Sale of Mineral Rights..............       --      139
Less:
  Corporate Expenses..............................    4,037    3,450
  Interest Expense, net of Interest Income........      491      622
                                                    -------  --------
INCOME BEFORE INCOME TAXES........................    2,420      585
Income Taxes......................................      702      174
                                                    -------  --------
NET INCOME........................................   $1,718     $411
                                                    =======  ========

    1. See Note 5 for a discussion of the gain on the sale of mineral rights.

7.  STOCK-BASED COMPENSATION DISCLOSURE

The Company currently accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Had the Company accounted for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company would have reported the following pro forma amounts for the quarters ended October 31, 2003 and 2002:

                                          Three Months Ended
                                              October 31,
                                         ----------------------
                                            2003       2002
                                         ----------------------
                                            (in thousands)
                                         ----------------------
Net income as reported                     $ 1,718     $ 411

Stock-based employee                             5         2
compensation expense included in
reported net income, net of tax

Pro forma adjustment-additional
compensation expense had SFAS
No. 123 been adopted, net of tax               (83)     (158)
                                         ----------------------
Pro forma net income                       $ 1,640     $ 255
                                         ======================
Basic earnings per share, as reported        $0.31     $0.07
Basic earnings per share, pro forma          $0.30     $0.05
Diluted earnings per share, as reported      $0.30     $0.07
Diluted earnings per share, pro forma        $0.29     $0.04

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2003 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2002


RESULTS OF OPERATIONS

Consolidated net sales for the three months ended October 31, 2003 were a record $46,292,000, an increase of 22.7% from net sales of $37,730,000 in the first three months of fiscal 2003. Net income for the first three months of fiscal 2004 was $1,718,000 an increase of 318% from $411,000 earned in the first three months of fiscal 2003. Fiscal 2004's net income was positively impacted by sales increases seen in the Consumer and Crop Production groups. The increases, which are discussed below, generated additional gross profit for the business. Fiscal 2003's net income was positively impacted by a pre-tax gain of $139,000 on the sale of mineral rights. Basic and diluted net income per share for the first three months of fiscal 2004 were $0.31 and $0.30, respectively, versus $0.07 basic and diluted net income per share for the first three months of fiscal 2003.

Net sales of the Consumer Products Group for the first three months of fiscal 2004 were $28,619,000, an increase of 27.9% from net sales of $22,381,000 in the first three months of fiscal 2003. This segment's operating income increased 62.5% from $2,806,000 in the first three months of fiscal 2003 to $4,559,000 in the first three months of fiscal 2004. Driving the sales and profit increases were the Jonny Cat line and the Cat's Pride scooping litters. These products contributed favorably to the growth in sales and gross profit. Offsetting part of the gross profit increases associated with the increased sales, were expense increases in commissions and advertising related areas. These expense increases were consistent with the increased sales and the advertising and marketing focus necessary to grow the Jonny Cat line.

Net sales of the Specialty Products Group for the first three months of fiscal 2004 were $6,704,000, an increase of 1.0% from net sales of $6,636,000 in the first three months of fiscal 2003. This segment's operating income increased 0.1% from $1,686,000 in the first three months of fiscal 2003 to $1,687,000 in the first three months of fiscal 2004. Sales growth in the domestic animal health and nutrition market, led by Poultry Guard, was offset by sales declines in Europe in the bleaching earth markets.

Net sales of the Crop Production and Horticultural Products Group for the first three months of fiscal 2004 were $5,486,000, an increase of 41.9% from net sales of $3,866,000 in the first three months of fiscal 2003. The net sales increase resulted primarily from increased sales of Agsorb(R) carriers and Pro's Choice(R) sports field products. The sports field products continued to see strong sales as the overall market place grows.

The demand for Agsorb carriers was up 36% in the first quarter of fiscal 2004. Sales of the carriers started strongly this year as the major formulators committed to volumes earlier this year than in the prior year. The perspective of the major formulators appears to be that fiscal 2004 will be a strong year, however the increased sales volume could be due to order timing. This segment's operating income increased by 236% from $209,000 in the first three months of fiscal 2003 to $702,000 in the first three months of fiscal 2004. The increase in operating income was driven by the gross profit generated from increased sales.

Net sales of the Industrial and Automotive Products Group for the first three months of fiscal 2004 were $5,483,000, an increase of 13.2% from net sales of $4,847,000 in the first three months of fiscal 2003. This segment's operating income was at a breakeven level for the first three months of fiscal 2004, which was an improvement from the $183,000 loss in the first three months of fiscal 2003. The sales increase, assisted by slightly lower manufacturing expenses generated sufficient additional gross profit to bring the group up to a breakeven level.

Consolidated gross profit as a percentage of net sales for the first three months of fiscal 2004 increased to 23.5% from 20.5% in the first three months of fiscal 2003. A favorable sales mix lead by the Jonny Cat product line and Cat's Pride scooping litters in the Consumer Products Group and strong sales of Agsorb and sports field products in Crop Production and Horticultural
Products Group contributed to the gross profit increase.   Also, contributing
to the gross profit increase were selected strategic price increases and a 6.8% reduction in our manufacturing costs. The manufacturing cost decrease were achieved despite the fact that fuel costs were up approximately 18% due to the rate increases in the first quarter of fiscal 2004.

Operating expenses as a percentage of net sales for the first three months of fiscal 2004 remained flat at 17.5% as compared to the first three months of fiscal 2003. Operating expenses in the first three months of fiscal 2004 increased by $1,492,000 as compared to the first three months of fiscal
2003. The increase was driven by increased advertising and commissions in the Consumer group, an increase in discretionary bonus expense and an increase in research and development expense.

Interest expense and interest income for the first three months of fiscal 2004 are down 21% from the first three months of fiscal 2003. Interest expense was down during the time period due to the reduction in debt. Interest income declined $25,000 from the first three months of fiscal 2003 due to lower invested rates of interest.

The Company's effective tax rate was 29.0% of pre-tax income in the first three months of fiscal 2004 versus 29.7% in the first three months of fiscal 2003.

Total assets of the Company decreased $4,093,000 or 3.2% during the first three months of fiscal 2004. Current assets decreased $918,000 or 1.5% from fiscal 2003 year-end balances, primarily due to decreases in cash and investment securities of $5,969,000. Offsetting these decreases were increases in accounts receivable, inventory, prepaid expenses and other assets. The accounts receivable increase was related to the improved sales results as described previously. The increase in prepaid expenses and other assets resulted from the reclassification to current assets of approximately $2,241,000 due the Company pursuant to two split-dollar life insurance plans, both of which the Company expected to terminate on or before December 31, 2003. One of these plans in fact terminated on December 11, 2003, resulting in the repayment to the Company of approximately $2,209,000 of this balance.

Property, plant and equipment, net of accumulated depreciation, decreased $917,000 or 1.9% during the first three months of fiscal 2004. The decrease was a result of normal depreciation expense exceeding capital expenditures.

Total liabilities decreased $4,957,000 or 8.6% during the first three months of fiscal 2004. Current liabilities decreased $2,655,000 or 10.5% during the first three months of fiscal 2004, as a result of decreased accounts payable and salaries payable. Noncurrent liabilities decreased $2,302,000 largely due to the reduction of notes payable.


EXPECTATIONS

The Company believes based on the first quarter actual results, that sales for fiscal 2004 should show an overall increase of six to ten percent compared to the full year values reported in fiscal 2003. The sales from the Jonny Cat line of products should help drive this projected increase. The Company is also cautiously encouraged by the continued demand for Agsorb agricultural carriers and the Pro's Choice sports field products. Finally, the Company is optimistic about the introduction of the Jonny Cat KatKit product and geographic expansion of our international product lines. Based on the results for the first quarter, the Company believes that it can raise the bottom end of its fully diluted per share earnings estimate to a new range of $0.75 to $0.85 for fiscal 2004.


LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $1,737,000 during the first three months of fiscal 2004 to $37,133,000, primarily due to increases in accounts receivable, inventory, prepaid expenses and other assets described above and decreases in accounts payable and accrued expenses. This increase was offset partially by a reduction of cash and investments. During the first three months of fiscal 2004, the balances of cash, cash equivalents, investments and investment in Treasury securities decreased $5,969,000 to $10,701,000. This decrease was the result of payments for long-term debt, accrued salaries and wages, dividends and the purchase of treasury stock.

Cash was used to fund capital expenditures of $1,040,000, payments on long-term debt of $2,500,000, purchase of treasury stock of $438,000 and dividend payments of $461,000. Total cash and investment balances held by the Company's foreign subsidiaries at October 31, 2003 and July 31, 2003 were $2,783,000 and $2,557,000, respectively.

Accounts receivable, less allowance for doubtful accounts, increased 7.3% during the first three months of fiscal 2004. This increase was driven by significantly increased sales for the first quarter of fiscal 2004. The Company maintains policies and practices to monitor the creditworthiness of its customers. These policies include maintaining and monitoring a list of customers whose creditworthiness has diminished. The total balance of accounts receivable for accounts on that list represents approximately 1.9% of the Company's outstanding receivables at October 31, 2003.

The table listed below depicts the Company's Contractual Obligations and Commercial Commitments at October 31, 2003 for the timeframes listed:

CONTRACTUAL OBLIGATIONS

                                    PAYMENTS DUE BY PERIOD
                  -----------------------------------------------------------
  CONTRACTUAL       TOTAL       LESS THAN     1 - 3      4 - 5      AFTER 5
  OBLIGATIONS                    1 YEAR       YEARS      YEARS       YEARS
----------------  -----------  ----------- ----------  ---------- -----------
----------------  -----------  ----------- ----------  ---------- -----------
Long-Term Debt    $28,900,000  $ 4,080,000 $4,660,000  $8,080,000 $12,080,000
Operating Leases   13,702,000    2,124,000  1,303,000   1,194,000   9,081,000
Unconditional
Purchase
Obligations         3,909,000    3,909,000         --          --          --
                  -----------  ----------- ----------  ---------- -----------
Total Contractual
Cash Obligations  $46,511,000  $10,113,000 $5,963,000  $9,274,000 $21,161,000
                  ===========  =========== ==========  ========== ===========


OTHER COMMERCIAL COMMITMENTS

                         AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                 -----------------------------------------------------------
     OTHER          TOTAL        LESS        1 - 3       4 - 5     AFTER 5
  COMMERCIAL       AMOUNTS      THAN 1
  COMMITMENTS     COMMITTED      YEAR        YEARS       YEARS      YEARS
Standby Letters
of Credit        $3,148,000   $3,148,000       --          --         --

Guarantees          500,000      500,000       --          --         --
Other Commercial
Commitments       3,216,000    3,216,000       --          --         --
                 -----------  -----------  ----------  ---------  ----------
Total Commercial
Commitments      $6,864,000   $6,864,000   $   --      $   --     $   --
                 ============ ===========  ==========  =========  ==========


The Company's liquidity needs have been, and are expected to be, met through internally generated funds and, to the extent needed, borrowings under the Company's revolving credit facility with Harris Trust and Savings. As of October 31, 2003, the Company had $7,500,000 available under the credit facility. The Credit Agreement, as amended, contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit the Company's ability to incur additional indebtedness or to acquire or dispose of assets and to pay dividends.

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

The Company as part of its normal course of business guarantees certain debts and trade payables of its wholly owned subsidiaries. These arrangements are made at the request of the subsidiaries creditors, as separate financial statements are not distributed for the wholly owned subsidiaries.


FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries during the three months ended October 31, 2003 were $3,374,000 or 7.3% of total Company sales. This represents an increase of 33.4% from the first three months of fiscal 2003, in which foreign subsidiary sales were $2,530,000 or 6.7% of total Company sales. This increase in sales was seen largely in the Company's Canadian operation where the addition of the Jonny Cat product line and positive currency movement of the Canadian dollar have driven this increase. For the three months ended October 31, 2003, the foreign subsidiaries reported income of $250,000, an improvement of $218,000 from the $32,000 income reported in the first three months of fiscal 2003. The improvement for the year was due to improved sales, lower material costs and the currency movement at the Company's Canadian operation.

Identifiable assets of the Company's foreign subsidiaries as of October 31,
2003 were $10,136,000 compared to $9,986,000 as of October 31, 2002.   Most
of the increase was reported in accounts receivable, which were up due to the increased sales.

FORWARD-LOOKING STATEMENTS

Certaub statements in this report, including, but not limited to, those under the heading "Expectations" and those statement elsewhere in this report that use forward-looking terminology as "expect," "would," "could," "should," "estimates," "anticipates" AND "believes" are "forward-looking statements" within the meaning of that term in the Securities Exchange Act Of 1934, as amended. Actual results may differ materially from those reflected in these forward-looking statements, due to uncertainties such as continued vigorous competition in the grocery, mass merchandiser and club markets and specialty product markets, the level of success of new products, and the cost of product introductions and promotions in the consumer market. Forward-looking statements are also subject to the risk of changes in the market conditions in the overall economy, energy prices, the risk of war or international instability and, for the fluids purification and agricultural markets, changes in planting activity, crop quality and overall agricultural demand, including export demand, increasing regulation of the food chain and foreign exchange rate fluctuations. Other factors affecting these forward-looking statements may be detailed from time to time in other reports filed by the company with the Securities and Exchange Commission.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk and employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short-term investments. The Company had two interest rate swap agreements as of October 31, 2003. The Company believes that the market risk arising from holdings of its financial instruments is not material.

The Company is exposed to regulatory risk in the fluid purification and agricultural markets, principally as a result of the risk of increasing regulation of the food chain in the United States and Europe. The Company actively monitors developments in this area, both directly and through trade organizations of which it is a member.

The Company is exposed to commodity price risk with respect to natural gas. The Company had contracted for a significant portion of its fuel needs for fiscal 2004 using forward purchase contracts to manage the volatility related to this exposure. These contracts will reduce the volatility in fuel prices, and the weighted average cost of these contracts has been estimated to be approximately 48% higher than the contracts for fiscal 2003. These contracts were entered into during the normal course of business and no contracts were entered into for speculative purposes.

The table below provides information about the Company's natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the table presents the notional amounts in MMBtu's, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2004. The Fair Value was determined using the "Most Recent Settle" price for the "Henry Hub Natural Gas" option contract prices as listed by the New York Mercantile Exchange on November 27, 2003.


        --------------------------------------------------------------
                          COMMODITY PRICE SENSITIVITY
                          NATURAL GAS FUTURE CONTRACTS
                       FOR THE YEAR ENDING JULY 31, 2004
        --------------------------------------------------------------
        --------------------------------------------------------------
                                             Expected 2004     Fair
                                                Maturity       Value
        --------------------------------------------------------------
        --------------------------------------------------------------
        Natural Gas Future Volumes (MMBtu's      693,000         --
        Weighted Average Price (Per MMBtu)      $   5.66         --
        Contract Amount ($ U.S., in thousands)  $3,908.6     $3,347.3
        --------------------------------------------------------------


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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) EXHIBITS:

         Exhibit 11:  Statement Re:  Computation of per share
                      earnings

         Exhibit 31:  Certifications pursuant to Rule 13a - 14(a)

         Exhibit 32:   Certifications pursuant to Section 1350



     (b)REPORTS ON FORM 8-K:

            The Company filed a Current Report on Form 8-K dated September 24, 2003, reporting that it had issued a press release announcing its fourth quarter and full fiscal year results of operations and earnings.

            The Company filed a Current Report on Form 8-K dated October 10, 2003, reporting that it had issued a press release announcing that the Board of Directors had declared an increased cash dividend on the Company's Common Stock and Class B Stock and had announced the date and record date for the Company's 2003 annual meeting of stockholders respectively.

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


   OIL-DRI CORPORATION OF AMERICA
     (Registrant)



   BY /S/JEFFREY M. LIBERT
      Jeffrey M. Libert
      Chief Financial Officer



   BY /S/DANIEL S. JAFFEE
      Daniel S. Jaffee
      President and Chief Executive Officer




   Dated:  December 11, 2003

                                   EXHIBITS

Exhibit 11:          Statement Re:  Computation of per share earnings

Exhibit 31:          Certifications pursuant to Rule 13a - 14(a)

Exhibit 32:          Certifications pursuant to Section 1350

Exhibit 11:

                 OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                  (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)



                                             THREE MONTHS ENDED
                                                  OCTOBER 31
                                                2003       2002
                                             --------------------
                                             ---------  ---------
Net income available to Stockholders
(numerator)                                  $  1,718   $    411
                                             ---------  ---------

Shares Calculation (denominator):

Average shares outstanding - basic              5,461      5,615

Effect of Dilutive Securities:                     --         --

Potential Common Stock
relating to stock options                         283         63
                                             ---------  ---------
Average shares outstanding- assuming
dilution                                        5,744      5,678
                                             =========  =========

Earnings per share-basic                       $ 0.31      $0.07
                                             =========  =========

Earnings per share-assuming dilution           $ 0.30      $0.07
                                             =========  =========

Exhibit 31:

CERTIFICATIONS PURSUANT TO RULE 13A -14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I. I, Daniel S. Jaffee, Chief Executive Officer of Oil-Dri Corporation of America, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Oil-Dri Corporation of America ("Oil-Dri");

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Oil-Dri as of, and for, the periods presented in this report;

    4. Oil-Dri's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Oil-Dri and we have:

       a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Oil-Dri, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       c. Evaluated the effectiveness of Oil-Dri's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of October 31, 2003 based on such evaluation; and

       d. Disclosed in this report any change in Oil-Dri's internal control over financial reporting that occurred during Oil-Dri's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, Oil-Dri's internal control over financial reporting; and

    5. Oil-Dri's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Oil-Dri's auditors and the audit committee of Oil-Dri's board of directors:

       a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Oil-Dri's ability to record, process, summarize and report financial information; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in Oil-Dri's internal control over financial reporting.

   Date:    December 11, 2003
            --------------------------

   By:      /s/ Daniel S. Jaffee
            --------------------------
            Daniel S. Jaffee
            President and Chief Executive
            Officer

Exhibit 31:

CERTIFICATIONS PURSUANT TO RULE 13A -14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I. I, Jeffrey M. Libert, Chief Financial Officer of Oil-Dri Corporation of America, certify that:

    1. I  have  reviewed  this   quarterly   report  on  Form  10-Q  of  Oil-Dri
       Corporation of America ("Oil-Dri");

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Oil-Dri as of, and for, the periods presented in this report;

    4. Oil-Dri's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Oil-Dri and we have:

       a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Oil-Dri, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       c. Evaluated the effectiveness of Oil-Dri's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of October 31, 2003 based on such evaluation; and

       d. Disclosed in this report any change in Oil-Dri's internal control over financial reporting that occurred during Oil-Dri's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, Oil-Dri's internal control over financial reporting; and

    5. Oil-Dri's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Oil-Dri's auditors and the audit committee of Oil-Dri's board of directors:

       a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Oil-Dri's ability to record, process, summarize and report financial information; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in Oil-Dri's internal control over financial reporting.

   Date:    December 11, 2003
            --------------------------

   By:      /s/ Jeffrey M. Libert
            --------------------------
            Jeffrey M. Libert
            Chief Financial Officer

Exhibit 32:

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350

                                 CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Oil-Dri Corporation of America (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: December 11, 2003

/s/ Daniel S. Jaffee
-----------------------
Name:  Daniel S. Jaffee
Title: President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Oil-Dri Corporation of America and will be retained by Oil-Dri Corporation of America and furnished to the Securities and Exchange Commission or its staff upon request.


                                 CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Oil-Dri Corporation of America (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: December 11, 2003

/s/ Jeffrey M. Libert
-----------------------
Name:  Jeffrey M. Libert
Title: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Oil-Dri Corporation of America and will be retained by Oil-Dri Corporation of America and furnished to the Securities and Exchange Commission or its staff upon request.