Form 10-Q
period 2004-01-31
OIL DRI CORPORATION OF AMERICA
filed 2004-03-10
CIK 74046

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                For the Quarterly Period Ended January 31, 2004

                                      OR

[ ]        Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
        For the transition period from _____________ to ______________

                         Commission File Number 0-8675

                        OIL-DRI CORPORATION OF AMERICA
          (Exact name of the registrant as specified in its charter)


                Delaware                        36-2048898
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)         Identification No.)

        410 North Michigan Avenue               60611-4213
                Suite 400                       (Zip Code)
           Chicago, Illinois
     (Address of principal executive
                offices)


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

Common Stock - 5,509,835 Shares (Including 1,474,415 Treasury Shares) Class B Stock - 1,792,583 Shares (Including 342,241 Treasury Shares)

Indicate by check mark whether the Registrant is an accelerated filer:

                       Yes             No     X
                            -------        ------


The aggregate market value of the Registrant's Common Stock owned by non-affiliates as of January 31, 2004 for accelerated filer purposes was $66,598,000.

CONTENTS

                                                               Page
                                    PART I

Item 1: Financial Statements............................................ 3 - 13


Item 2: Management Discussion And Analysis Of Financial Condition
        And The Results Of Operations...................................14 - 19

Item 3: Quantitative And Qualitative Disclosures About Market Risk......19 - 20

Item 4: Controls And Procedures..............................................20


                                   PART II

Item 4: Submission of Matters to a Vote of Security Holders..................21

Item 6: Exhibits And Reports on Form 8-K.....................................22

Signatures...................................................................23

Exhibits................................................................24 - 28

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

      OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
               Consolidated Balance Sheets
                (in thousands of dollars)

                                        January 31,
                                           2004       July 31,
                ASSETS                  (unaudited)     2003
                                        ----------------------
Current Assets
Cash and cash equivalents               $   5,911    $   4,753
Investment in treasury securities          12,022       11,917
Accounts receivable, less allowance
  of $587 and $411 at January 31,
  2004 and July 31, 2003,
  respectively                             27,142       23,768
Inventories                                12,361       12,819
Prepaid overburden removal expense          2,592        2,492
Prepaid expenses and other assets           5,195        4,881
                                        ----------   ----------
               Total Current Assets        65,223       60,630
                                        ----------   ----------

     Property, Plant and Equipment
Cost                                      142,311      141,276
Less accumulated depreciation and
amortization                              (95,348)     (92,250)
                                        ----------   ----------
     Total Property, Plant and
     Equipment, Net                        46,963       49,026
                                        ----------   ----------

Other Assets
Goodwill                                    5,138        5,115
Intangibles, net of accumulated
  amortization of $2,601 and $2,474
  at January 31, 2004 and July 31,
  2003, respectively                        3,630        3,869
Deferred income taxes                       2,688        2,617
Other                                       3,400        5,566
                                        ----------   ----------
               Total Other Assets          14,856       17,167
                                        ----------   ----------

Total Assets                            $ 127,042    $ 126,823
                                        ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                         Consolidated Balance Sheets
                          (in thousands of dollars)

      LIABILITIES & STOCKHOLDERS' EQUITY      January 31,
                                                 2004        July 31,
                                              (unaudited)     2003
                                             ------------------------
      Current Liabilities
      Current maturities of notes payable    $   4,000     $   4,000
      Accounts payable                           5,264         6,856
      Dividends payable                            512           461
      Accrued expenses
        Salaries, wages and commissions          3,522         4,250
        Trade promotions and advertising         5,400         4,160
        Freight                                  1,192         1,089
        Other                                    4,915         4,418
                                             ----------    ----------
           Total Current Liabilities            24,805        25,234
                                             ----------    ----------

      Noncurrent Liabilities
      Notes payable                             24,900        27,400
      Deferred compensation                      3,032         3,212
      Other                                      2,647         1,963
                                             ----------    ----------
           Total Noncurrent Liabilities         30,579        32,575
                                             ----------    ----------

           Total Liabilities                    55,384        57,809
                                             ----------    ----------

      Stockholders' Equity
      Common Stock, par value $.10 per
        share, issued 5,509,835 shares at
        January 31, 2004 and  5,472,935
        shares at July 31, 2003                    551           547
      Class B Stock, par value $.10 per
        share, issued 1,792,583 shares at
        January 31, 2004 and 1,765,083
        shares at July 31, 2003                    179           177
      Additional paid-in capital                 8,404         7,646
      Retained earnings                         90,427        88,002
      Restricted unearned stock compensation       (24)          (37)
      Cumulative translation adjustment           (884)       (1,082)
                                             ----------    ----------
                                                98,653        95,253
      Less Treasury stock, at cost
      (1,474,415 Common and 342,241
        Class B shares at January 31, 2004
      and 1,419,065 Common and
        342,241 Class B shares at July 31,
      2003)                                    (26,995)      (26,239)
                                             ----------    ----------
           Total Stockholders' Equity           71,658        69,014
                                             ----------    ----------

      Total Liabilities & Stockholders'
      Equity                                 $ 127,042     $ 126,823
                                             ==========    ==========

      The accompanying notes are an integral part of the consolidated financial statements.

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
          Consolidated Statements of Income and Retained Earnings
                (in thousands, except for per share amounts)
                              (unaudited)

                                              For The Six Months Ended
                                                      January 31
                                              ------------------------
                                                  2004        2003
                                              ------------------------
      Net Sales                                $  94,092    $  82,186
      Cost of Sales                               71,921       64,810
                                              -----------  -----------
      Gross Profit                                22,171       17,376
      Loss on impaired long-lived assets            (464)          --
      Other contractual income                        --          675
      Selling, General and
        Administrative Expenses                  (16,148)     (14,569)
                                              -----------  -----------
      Income from Operations                       5,559        3,482

      Other Income (Expense)
        Interest expense                          (1,064)      (1,348)
        Interest income                               83          119
        Gain on the sale of mineral rights            --          139
        Other, net                                   275          (35)
                                              -----------  -----------
              Total Other Expense, Net              (706)      (1,125)
                                              -----------  -----------

      Income Before Income Taxes                   4,853        2,357
      Income taxes                                 1,407          727
                                              -----------  -----------
      Net Income                                   3,446        1,630

      Retained Earnings
      Balance at beginning of year                88,002       86,790
      Less cash dividends declared                 1,021          946
                                              -----------  -----------
      Retained Earnings - January 31           $  90,427    $  87,474
                                              ===========  ===========

      Net Income Per Share
              Basic                            $    0.63    $    0.29
                                              ===========  ===========
              Diluted                          $    0.59    $    0.29
                                              ===========  ===========

      Average Shares Outstanding
              Basic                                5,454        5,615
                                              ===========  ===========
              Diluted                              5,873        5,687
                                              ===========  ===========


      The accompanying notes are an integral part of the consolidated financial statements.

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                      Statements of Consolidated Income
                          (in thousands of dollars)
                                 (unaudited)

                                             For The Six Months Ended
                                                     January 31
                                           ------------------------------
                                                2004             2003
                                           -------------    -------------
      Net Income                               $3,446           $1,630

      Other Comprehensive Income:
        Cumulative Translation Adjustments        198               95
                                           -------------    -------------

      Total Comprehensive Income               $3,644           $1,725
                                           =============    =============



































      The accompanying notes are an integral part of the consolidated financial statements.

        OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
       Consolidated Statements of Income and Retained
                          Earnings
        (in thousands, except for per share amounts)
                         (unaudited)

                                             For The Three Months
                                                    Ended
                                                  January 31
                                            ----------------------
                                               2004        2003
                                            ----------  ----------
      Net Sales                              $ 47,800    $ 44,456
      Cost of Sales                            36,507      34,833
                                            ----------  ----------
      Gross Profit                             11,293       9,623
      Loss on impaired long-lived assets         (464)         --
      Other contractual income                     --         675
      Selling, General and Administrative
        Expenses                               (8,039)     (7,952)
                                            ----------  ----------
      Income from Operations                    2,790       2,346

      Other Income (Expense)
        Interest expense                         (533)       (661)
        Interest income                            43          55
        Other, net                                133          32
                                            ----------  ----------
           Total Other Expense Net               (357)       (574)
                                            ----------  ----------

      Income Before Income Taxes                2,433       1,772
      Income taxes                                705         553
                                            ----------  ----------
      Net Income                                1,728       1,219

      Net Income Per Share
        Basic                                $   0.32    $   0.22
                                            ==========  ==========
        Diluted                              $   0.29    $   0.21
                                            ==========  ==========

      Average Shares Outstanding
        Basic                                   5,447       5,616
                                            ==========  ==========
        Diluted                                 6,000       5,701
                                            ==========  ==========

      The accompanying notes are an integral part of the consolidated financial statements.

          OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                Statements of Consolidated Income
                    (in thousands of dollars)
                           (unaudited)

                                                For The Three Months Ended
                                                         January 31
                                              -------------------------------
                                                   2004             2003
                                              --------------   --------------
      Net Income                                  $1,728           $1,219

      Other Comprehensive Income:
        Cumulative Translation Adjustments           113              117
                                              --------------   --------------

      Total Comprehensive Income                  $1,841           $1,336
                                              ==============   ==============



































The accompanying notes are an integral part of the consolidated financial statements.

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (in thousands of dollars)
                                 (unaudited)



                                                  For The Six Months
                                                   Ended January 31
                                                 --------------------
    CASH FLOWS FROM OPERATING ACTIVITIES            2004       2003
                                                 ---------  ---------
    Net Income                                    $ 3,446    $ 1,630
                                                 ---------  ---------

    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization               4,124      4,174
        Provision for bad debts                       156        242
        (Gain) loss on the sale of property,
           plant and equipment                        (85)        30
        Loss on impaired long-lived assets            464         --
        (Increase) Decrease in:
            Accounts receivable                    (3,530)    (4,815)
            Inventories                               458        418
            Prepaid overburden removal expense       (100)       670
            Prepaid expenses                         (314)       (77)
            Other assets                            2,068       (140)
        Increase (Decrease) in:
            Accounts payable                       (1,438)      (916)
            Accrued expenses                        1,112      2,382
            Deferred compensation                    (180)       (15)
            Other liabilities                         684        496
                                                 ---------  ---------
                   Total Adjustments                3,419      2,449
                                                 ---------  ---------

    Net Cash Provided By Operating Activities       6,865      4,079
                                                 ---------  ---------

    CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                       (2,227)    (2,113)
        Proceeds from sale of property,
          plant and equipment                         124         20
        Purchase of net assets                         --     (6,255)
        Purchases of investment securities        (18,258)   (24,041)
        Dispositions of investment securities      23,936     20,233
                                                 ---------  ---------

    Net Cash (Used In) Investing Activities        (2,208)    (6,373)
                                                 ---------  ---------

    CASH FLOWS FROM FINANCING ACTIVITIES
        Principal payments on long-term debt       (2,500)    (1,000)
        Dividends paid                               (969)      (946)
        Purchase of treasury stock                   (756)        --
        Proceeds from issuance of common stock        610         --
        Other, net                                    116        123
                                                 ---------  ---------
    Net Cash (Used) In Financing Activities        (3,499)    (1,823)
                                                 ---------  ---------

    Net Increase (Decrease) in Cash and
      Cash Equivalents                              1,158     (4,117)
    Cash and Cash Equivalents, Beginning of Year    4,753      7,154
                                                 ---------  ---------
    Cash and Cash Equivalents, January 31         $ 5,911    $ 3,037
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

As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases. A significant part of the Company's overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of the Company's production processes. The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid overburden removal expense is amortized over the estimated available material. As of January 31, 2004, the Company had $2,592,000 of prepaid overburden removal expense recorded on its consolidated balance sheet. During the first six months of fiscal 2004, the Company amortized to current expense approximately $1,387,000 of previously recorded prepaid expense. Please also refer to Note 4 for a discussion of a change in the accounting estimate associated with this prepaid expense for fiscal 2003 and fiscal 2002.

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

Additionally, it is Oil-Dri's policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral patents, including legal fees and drilling expenses, are also capitalized. Development costs of determining the nature and amount of mineral reserves and any prepaid royalties that are offsetable against future royalties due upon extraction of the mineral are also capitalized. All exploration related costs are expensed as incurred.

2. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

                                          January 31     July 31
                                         (Unaudited)    (Audited)
                                         ------------------------
                                            2004          2003
                                         ------------------------
              Finished goods              $ 7,119       $ 7,821
              Packaging                     3,574         3,718
              Other                         1,668         1,280
                                         ----------    ----------
                                          $12,361       $12,819
                                         ==========    ==========

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

3. PURCHASE OF ASSETS RELATED TO THE JONNY CAT BRAND OF CAT LITTER

On December 13, 2002,  the Company  completed the purchase,  for  $6,000,000 in
cash,  of  assets   related  to  the  Jonny  Cat  brand  of  cat  litter  (the
"Purchase") from a wholly owned subsidiary of The Clorox Company (NYSE: CLX). The Company has also spent approximately $652,000 on various post-closing costs related to the Purchase. Included in the Purchase were inventories,
trademarks,   a   manufacturing   plant  in  Taft,   California,   and  mineral
reserves.

The aggregate purchase price has been allocated as follows:

    Inventory                               $1,507,000
    Prepaid Expenses                           175,000
    Property, Plant & Equipment              4,594,000
    Trademarks & Trade Name                    376,000
         Purchase total                     $6,652,000


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


6. OTHER CONTRACTUAL INCOME

During the second quarter of fiscal 2003, the Company recorded $675,000 of other contractual pre-tax income as a result of a one-time payment from a customer who failed to meet minimum purchase requirement under a supply agreement with the Company.


7. LOSS ON IMPAIRED LONG-LIVED ASSETS

During the second quarter of fiscal 2004, the Company recorded a loss on impaired assets of $464,000. This loss, related to the write-off of a scoopable "box" product line located at the Company's Georgia facility and the write-off of the remaining estimated held-for-sale value of a similar box line at one of the Company's Mississippi facilities, resulted from the shift from boxed products to jug products and the long term direction of the Company. Both lines were previously used exclusively by the Consumer Product group.

8. NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", effective for
fiscal periods beginning after December 15, 2003.   This standard increases
the existing GAAP disclosure requirements by requiring more details about pension plan assets, benefit obligations, cashflows, benefit costs and related information. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company will adopt SFAS No. 132 (revised 2003) for the quarter ending April 30, 2004.


9. SEGMENT REPORTING

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

Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of the Company's production facilities. However the Company has estimated the segment asset allocations as follows:


                                   --------------------------------
                                   January 31, 2003   July 31, 2003
                                   --------------------------------
                                                ASSETS
                                   --------------------------------
                                            (in thousands)
Consumer Products Group               $ 54,734          $ 54,307
Specialty Products Group              $ 14,649          $ 17,251
Crop Production and Horticultural
  Products Group                      $ 13,541          $ 12,383
Industrial and Automotive
  Products Group                      $  8,437          $  8,539
Unallocated Assets                    $ 35,681          $ 34,343
Total Assets                          $127,042          $126,823


                                   ---------------------------------------
                                         Six Months Ended January 31,
                                   ---------------------------------------
                                        Net Sales             Income
                                   ---------------------------------------
                                     2004      2003       2004      2003
                                   --------  --------   --------  --------
                                                (in thousands)
Consumer Products Group............$58,425   $49,978    $ 8,695   $ 6,606
Specialty Products Group........... 13,414    12,627      3,304     2,912
Crop Production and
  Horticultural Products Group..... 11,379     9,750      1,786     1,057
Industrial and Automotive
  Products Group................... 10,874     9,831       (226)     (327)
                                   --------  --------   --------  --------
Total Sales/Operating Income.......$94,092   $82,186     13,559    10,248
                                   ========  ========   --------  --------
  Loss on impaired long-lived assets1................      (464)       --
  Gain on the Sale of Mineral Rights2................        --       139
  Other Contractual Income3..........................        --       675
Less:
  Corporate Expenses.................................     7,261     7,477
  Interest Expense, net of Interest Income...........       981     1,228
                                                        --------  --------
Income before Income Taxes...........................     4,853     2,357
Income Taxes.........................................     1,407       727
                                                        --------  --------
Net Income...........................................   $ 3,446   $ 1,630

                                                        ========  ========


                                   ---------------------------------------
                                       Three Months Ended January 31,
                                   ---------------------------------------
                                        Net Sales             Income
                                   ---------------------------------------
                                     2004      2003       2004      2003
                                   --------  --------   --------  --------
                                                (in thousands)
Consumer Products Group............$29,806   $27,597    $ 4,136   $ 3,800
Specialty Products Group...........  6,710     5,991      1,617     1,226
Crop Production and Horticultural
  Products Group...................  5,893     5,884      1,084       848
Industrial and Automotive
  Products Group...................  5,391     4,984       (226)     (144)
                                   --------  --------   --------  --------
Total Sales/Operating Income.......$47,800   $44,456      6,611     5,730
                                   ========  ========   --------  --------
  Loss on impaired long-lived assets1................      (464)       --
  Other Contractual Income3..........................        --       675
Less:
  Corporate Expenses.................................     3,224     4,027
  Interest Expense, net of Interest Income...........       490       606
                                                        --------  --------
Income before Income Taxes...........................     2,433     1,772
Income Taxes.........................................       705       553
                                                        --------  --------
Net Income...........................................   $ 1,728   $ 1,219
                                                        ========  ========


1.    See Note 7 for a discussion of the loss on long-lived impaired assets.
2.    See Note 5 for a discussion of the gain on the sale of mineral rights.
3.    See Note 6 for a discussion of other contractual income.


10.   STOCK-BASED COMPENSATION DISCLOSURE

The Company currently accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Had the Company accounted for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company would have reported the following pro forma amounts for the quarters, and six-month periods ended January 31, 2004 and 2003:


                                   Three Months Ended     Six Months Ended
                                       January 31,          January 31,
                                  --------------------------------------------
                                       2004      2003        2004      2003
                                  --------------------------------------------
                                  (in thousands, except for per share amounts)
                                  --------------------------------------------
Net income as reported               $ 1,728    $ 1,219    $ 3,446   $ 1,630

Stock-based employee compensation          5          4         10         6
expense included in reported net
income, net of tax

Pro forma adjustment-additional
compensation expense had SFAS
No. 123 been adopted, net of tax         (86)      (164)      (163)     (322)
                                  --------------------------------------------
Pro forma net income                  $ 1,647   $ 1,059    $ 3,293   $ 1,314
                                  ============================================

Basic earnings per share,
  as reported                         $  0.32   $  0.22    $  0.63   $  0.29
Basic earnings per share,
  pro forma                           $  0.30   $  0.19    $  0.60   $  0.23
Diluted earnings per share,
  as reported                         $  0.29   $  0.21    $  0.59   $  0.29
Diluted earnings per share,
  pro forma                           $  0.27   $  0.18    $  0.56   $  0.23


ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations


SIX MONTHS ENDED JANUARY 31, 2004 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2003


Results of Operations

Consolidated net sales for the six months ended January 31, 2004 were $94,092,000, an increase of 14.5% from net sales of $82,186,000 in the first six months of fiscal 2003. Net income for the first six months of fiscal
2004 was $3,446,000 an increase of 111% from $1,630,000 earned in the first six months of fiscal 2003. Fiscal 2004's net income was positively impacted by sales increases from all of the business segments, positive currency adjustments related to the Canadian dollar and generally improved manufacturing performance. The sales increase, which is discussed below in detail, generated additional gross profit for the business. Fiscal 2004's second quarter and full year income was negatively impacted by a $464,000 pre-tax loss on impaired assets discussed in note number 7. Also, fiscal 2004's second quarter and first six month's income was negatively impacted by
an increased obsolescence reserve of $200,000 on a pre-tax basis.   This
adjustment was associated with the continued market decline of the Smart Snacks product line and the Company's decision to sell its wholly owned subsidiary Phoebe Products Co. The sale of Phoebe Products Co. which was completed in the third quarter of fiscal 2004 will not have a material impact on the sales or profitability of the Company. Fiscal 2003's net income was positively impacted by a pre-tax gain of $139,000 on the sale of mineral rights and $675,000 of pre-tax other contractual income. Refer to note numbers 5 and 6 for a discussion of these items. Basic and diluted net income per share for the first six months of fiscal 2004 were $0.63 and $0.59, respectively, versus the $0.29 basic and diluted net income per share reported for the first six months of fiscal 2003.

Net sales of the Consumer Products Group for the first six months of fiscal 2004 were $58,425,000, an increase of 16.9% from net sales of $49,978,000 in the first six months of fiscal 2003. This segment's operating income increased 31.6% from $6,606,000 in the first six months of fiscal 2003 to $8,695,000 in the first six months of fiscal 2004. Driving the sales and profit increases were the acquisition of the Jonny Cat line and the Cat's Pride scooping litters. These products drove both sales and gross profit growth in the first six months of Fiscal 2004. Offsetting part of the gross profit increases associated with the increased sales, were expense increases in commissions and advertising and trade spending related areas. The expense increases were directed in an effort to stabilize the market share of the Jonny Cat product line and to continue to grow other product lines in this group.

Net sales of the Specialty Products Group for the first six months of fiscal 2004 were $13,414,000, an increase of 6.2% from net sales of $12,627,000 in the first six months of fiscal 2003. This segment's operating income increased 13.5% from $2,912,000 in the first six months of fiscal 2003 to $3,304,000 in the first six months of fiscal 2004. Sales growth was seen in the animal health and nutrition market, led by Poultry Guard litter amendments and Conditionade binding agents. Sales growth was also seen in the bleaching earth business in North America. Offsetting these increases were sales declines in Europe in the bleaching earth markets. The Europe declines are being driven by increased food-chain regulations.

Net sales of the Crop Production and Horticultural Products Group for the first six months of fiscal 2004 were $11,379,000, an increase of 16.7% from net sales of $9,750,000 in the first six months of fiscal 2003. The net sales increase resulted primarily from increased sales of Agsorb carriers. Sales of the carriers started strong this year as the major formulators committed to volumes earlier than in the prior year. Sales continued strong in the second quarter thanks to joint inventory planning and order management with the major formulators. A strong sales increase was also seen for the Flo-Fre product line. Offsetting some of the sales increase just discussed was a sales decline in sport field products. The golf course construction industry has not achieved the same early season results as last year. This segment's operating income increased by 69% from $1,057,000 in the first six months of fiscal 2003 to $1,786,000 in the first six months of fiscal 2004. The increase in operating income was driven by the gross profit generated from increased sales and by selective price increases.

Net sales of the Industrial and Automotive Products Group for the first six months of fiscal 2004 were $10,874,000, an increase of 10.6% from net sales of $9,831,000 in the first six months of fiscal 2003. Driving part of this increase was additional volume generated by the acquisition of the California production facility. The segment reported an operating loss of $226,000 for the first six months of fiscal 2004 compared to an operating loss of $327,000 for the first six months of fiscal 2003. Despite both volume and pricing increases, the group generated an operating loss for the first six months of fiscal 2004 due to increased material and fuel costs.

Consolidated gross profit as a percentage of net sales for the first six months of fiscal 2004 increased to 23.6% from 21.1% in the first six months of fiscal 2003. A favorable sales mix lead by the Jonny Cat product line and Cat's Pride scooping litters in the Consumer Products Group, strong sales of Agsorb carriers in Crop Production and Horticultural Products Group and increased sales of animal health and nutrition products in the Specialty
Group all contributed to the gross profit increase.   Also, contributing to
the gross profit increase were price increases and a 1.5% reduction in manufacturing costs. The manufacturing cost decrease was achieved despite the fact that fuel costs were up approximately 24% due to the rate increases.

Operating expenses as a percentage of net sales for the first six months of fiscal 2004 increased to 17.7% compared to the 16.9% for the first six months of fiscal 2003. However, if the loss on long-lived impaired assets in fiscal 2004 and the other contractual income in fiscal 2003, which were discussed above, were excluded from the operating expense calculation then the percentages would have been 17.1% for the first six month of fiscal 2004 and 17.7% for the same period in fiscal 2003. Operating expenses in the first six months of fiscal 2004 increased due to the loss on long-live impaired assets and additional commissions, trade and advertising spending incurred by the Consumer Product Group. The Company also recorded an increase in discretionary bonus expense and an increase in research and development expense.

Net interest expense and interest income for the first six months of fiscal 2004 were down 20.2% from the first six months of fiscal 2003. Interest expense was down during the time period due to the reduction in debt. Interest income declined $36,000 from the first six months of fiscal 2003 due to lower interest rates.

The Company's effective tax rate was 29.0% of pre-tax income in the first six months of fiscal 2004 versus 30.8% in the first six months of fiscal 2003.

Total assets of the Company increased $219,000 or 0.2% during the first six months of fiscal 2004. Current assets increased $4,593,000 or 7.6% from fiscal 2003 year-end balances, primarily due to increased accounts receivables, prepaid expenses and cash and investment securities. Offsetting these increases was a decrease in inventory. The Company's inventory decreased over $1,000,000 between the first and second quarters of fiscal 2004. The increase in accounts receivable was driven by the strong sales for the period ending January 31, 2004.

Property, plant and equipment, net of accumulated depreciation, decreased $2,063,000 or 4.2% during the first six months of fiscal 2004. The decrease was a result of normal depreciation expense exceeding capital expenditures and the impaired asset write-off.

Total liabilities decreased $2,425,000 or 4.2% during the first six months of fiscal 2004. Current liabilities decreased $429,000 or 1.7% during the first six months of fiscal 2004. The decrease in current liabilities was driven by a reduction of accounts payable and salaries payable. The accounts payable reduction was related to the timing of purchases and seasonality. Offsetting most of the decrease in payable accounts and salaries payable was an increase in accrued trade promotions and advertising expenses. These expense accounts increased as a result of the previously discussed increase in trade spending in the Consumer Products Group. Noncurrent liabilities decreased $1,996,000 largely due to the reduction of notes payable.


EXPECTATIONS

The Company believes based on the first six month actual results, that sales for fiscal 2004 should show an overall increase of six to ten percent compared to the full year values reported in fiscal 2003. Sales from the Jonny Cat brand of cat litter and Agsorb carriers should help drive this projected increase, although sales of Agsorb are expected to level off in the second half of the year. Based on the results for the first half of the year, the Company believes that it can increase the fully diluted per share earnings estimate to a new range of $0.85 to $0.95 for fiscal 2004. This range assumes spending on the development and introduction of several new products, which the Company believes will have a negative impact on fiscal 2004's earnings, but which will have a positive impact on future earnings.


LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $5,022,000 during the first six months of fiscal 2004 to $40,418,000, primarily due to increases in accounts receivable, cash and investments, prepaid expenses and decreases in accounts payable and salaries payable. This increase was offset partially by an increase in accrued trade promotions and a reduction of inventory.

Cash was used to fund capital expenditures of $2,227,000, make payments on long-term debt of $2,500,000, to purchase treasury stock of $756,000 and make dividend payments of $969,000. Cash and investments increased $7,232,000 during the second quarter of fiscal 2004. The Company's operating results, along with the continued trend of spending less on capital expenditures than depreciation and amortization, both contributed to this improvement. In addition, the Company received $2,241,000 associated with the termination of two split-dollar life insurance plans. Total cash and investment balances held by the Company's foreign subsidiaries at January 31, 2004 and July 31, 2003 were $3,273,000 and $2,557,000, respectively.

Accounts receivable, less allowance for doubtful accounts, increased 14.2% during the first six months of fiscal 2004. This increase was driven by significantly increased sales. The Company maintains policies and practices to monitor the creditworthiness of its customers. These policies include maintaining and monitoring a list of customers whose creditworthiness has diminished. The total balance of accounts receivable for accounts on that list represents approximately 2.1% of the Company's outstanding receivables at January 31, 2004.

The table listed below depicts the Company's Contractual Obligations and Commercial Commitments at January 31, 2004 for the timeframes listed:

CONTRACTUAL OBLIGATIONS

                                    Payments Due by Period
                 --------------------------------------------------------------
  Contractual                 Less Than      1 - 3       4 - 5        After 5
  Obligations      Total        1 Year       Years       Years         Years
--------------   -----------  -----------  -----------  -----------  -----------
Long-Term Debt   $28,900,000  $ 4,080,000  $ 4,660,000  $ 8,080,000  $12,080,000
Operating Leases  13,230,000    1,897,000    2,498,000    2,109,000    6,726,000
Unconditional
Purchase
Obligations        2,011,000    2,011,000           --           --           --
                 -----------  -----------  -----------  -----------  -----------
Total Contractual
Cash Obligations $44,141,000  $ 7,988,000  $ 7,158,000  $10,189,000  $18,806,000
                 ===========  ===========  ===========  ===========  ===========

OTHER COMMERCIAL COMMITMENTS

                            Amount of Commitment Expiration Per Period
                 ---------------------------------------------------------------
Other Commercial Total Amounts  Less Than     1 - 3        4 - 5     After 5
  Commitments     Committed      1 Year       Years       Years      Years
                 -----------  -----------  -----------  -----------  -----------
Standby
Letters of       $ 3,164,000  $ 3,164,000           --           --           --
Credit

Guarantees           500,000      500,000           --           --           --
Other Commercial
Commitments        3,853,000    3,853,000           --           --           --
                 ------------ -----------  -----------  -----------  -----------
Total Commercial
Commitments      $ 7,517,000  $ 7,517,000  $        --  $        --  $        --
                 ============ ===========  ===========  ===========  ===========

The Company's liquidity needs have been, and are expected to be, met through internally generated funds and, to the extent needed, borrowings under the Company's revolving credit facility with Harris Trust and Savings. During the quarter the Company extended the Harris Trust and Savings agreement to January 2005. As of January 31, 2004, the Company had $7,500,000 available under the credit facility. The Credit Agreement, as amended, contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit the Company's ability to incur additional indebtedness or to acquire or dispose of assets and to pay dividends.

The Company believes that cash flow from operations, availability under its revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations. The Company's ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the Credit Agreement, depends on its future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors.

The Company as part of its normal course of business guarantees certain debts and trade payables of its wholly owned subsidiaries. These arrangements are made at the request of the subsidiaries creditors, as separate financial statements are not distributed for the wholly owned subsidiaries.

THREE MONTHS ENDED JANUARY 31, 2004 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2003

Results of Operations

Consolidated net sales for the second quarter of fiscal 2004 were $47,800,000, an increase of 7.5% from net sales of $44,456,000 in the second quarter of fiscal 2003. Net income for the second quarter of fiscal 2004 was $1,728,000 an increase of 41.8% from $1,219,000 earned in the second quarter of fiscal 2003. The second quarter's net income was positively impacted by a combination of higher sales for most of the business segments and positive currency adjustments related to the Canadian dollar. The sales increase, which is discussed below in detail, generated additional gross profit for the business. Fiscal 2004's second quarter income was negatively impacted by a $464,000 pre-tax loss on impaired assets discussed in note number 7. Also, fiscal 2004's second quarter income was negatively impacted by an increased
obsolescence reserve of $200,000 on a pre-tax basis.   This adjustment was
associated with the continued market decline of the Smart Snacks product line and the Company's decision to sell its wholly owned subsidiary Phoebe Products Co. The sale of Phoebe Products Co. which was completed in the third quarter of fiscal 2004 will not have a material impact on the sales or profitability of the Company. Fiscal 2003's second quarter net income was positively impacted by $675,000 of pre-tax other contractual income. Refer to note number 6 for a discussion of this item. Basic and diluted net income per share for the second quarter of fiscal 2004 were $0.32 and $0.29, respectively, versus the $0.22 basic and $0.21 diluted net income per share reported for the second quarter of fiscal 2003.

Net sales of the Consumer Products Group for the second quarter of fiscal 2004 were $29,806,000, an increase of 8.0% from net sales of $27,597,000 in the second quarter of fiscal 2003. The segment's operating income increased 8.8% from $3,800,000 in the second quarter of fiscal 2003 to $4,136,000 in the second quarter of fiscal 2004. Driving the sales and profit increases were the acquisition of Jonny Cat line and the Cat's Pride scooping litters. Also, lower costs of the Jonny Cat liners contributed to the results of the quarter. Offsetting part of the gross profit increases associated with the increased sales, were expense increases in commissions and advertising and trade spending related areas.

Net sales of the Specialty Products Group for the second quarter of fiscal 2004 were $6,710,000, an increase of 12.0% from net sales of $5,991,000 in the second quarter of fiscal 2003. This segment's operating income increased 31.9% from $1,226,000 in the second quarter of fiscal 2003 to $1,617,000 in the second quarter of fiscal 2004. Sales growth was seen in the animal health and nutrition market, led by Poultry Guard litter amendments and Conditionade binding agents. Sales growth was also seen in the bleaching earth business in North America.

Net sales of the Crop Production and Horticultural Products Group for the second quarter of fiscal 2004 were $5,893,000, an increase of 0.2% from net sales of $5,884,000 in second quarter of fiscal 2003. Strong Agsorb sales were offset by weakness in the sports field products. Sales of Agsorb remained strong due to joint inventory planning and order management with the major formulators. Sales also remained strong for the Flo-Fre product line in the second quarter. The segment's operating income increased by 27.8% from $848,000 in the second quarter of fiscal 2003 to $1,084,000 in the second quarter of fiscal 2004. The increase in operating income was driven by the gross profit generated from the Agsorb business, selected price increases and improved operating efficiency related to the consistent agricultural and chemical product demand.

Net sales of the Industrial and Automotive Products Group for the second quarter of fiscal 2004 were $5,391,000, an increase of 8.2% from net sales of $4,984,000 in the second quarter of fiscal 2003. Driving part of this increase was additional volume generated by the acquisition of the California production facility. The segment reported an operating loss of $226,000 for the second quarter compared to an operating loss of $144,000 for the second quarter of fiscal 2003. Again, as indicated for the first half results, despite volume and pricing increases, the group generated an operating loss for the second quarter of fiscal 2004 due to increased material and fuel costs.

Consolidated gross profit as a percentage of net sales for the second quarter of fiscal 2004 increased to 23.6% from 21.6% in the second quarter of fiscal 2003. A favorable sales mix lead by the Jonny Cat product line and Cat's Pride scooping litters in the Consumer Products Group, consistent sales of Agsorb carriers in Crop Production and Horticultural Products Group and increased sales of animal health and nutrition products in the Specialty
Group all contributed to the gross profit increase.   Also contributing to
the gross profit increase were price increases.

Operating expenses as a percentage of net sales for the first second quarter of fiscal 2004 increased to 17.8% compared to the 16.4% for the second quarter of fiscal 2003. However, if the loss on long-lived impaired assets in fiscal 2004 and the other contractual income in fiscal 2003, which were discussed above, were excluded from the operating expense calculation then the percentages would have been 16.8% for the second quarter of fiscal 2004 and 17.9% for the same period in fiscal 2003. Operating expenses in the second quarter of fiscal 2004 increased due to the loss on long-live impaired assets, additional commissions, trade and advertising spending incurred by Consumer Product group and increased research and development expense.

Net interest expense and interest income for the second quarter of fiscal 2004 were down 19.1% from the second quarter of fiscal 2003. Interest expense was down during the time period due to the reduction in debt. Interest income declined $12,000 from the second quarter of fiscal 2003 due to lower interest rates.

The Company's effective tax rate was 29.0% of pre-tax income in the second quarter of fiscal 2004 versus 31.2% in the second quarter of fiscal 2003.


FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries during the six months ended January 31, 2004 were $6,714,000 or 7.1% of total Company sales. This represents an increase of 24.4% from the six months of fiscal 2003, in which foreign subsidiary sales were $5,396,000 or 6.6% of total Company sales.
This increase in sales was seen largely in the Company's Canadian operation where the addition of the Jonny Cat product line and positive currency movement of the Canadian dollar and select price increases have driven the improvement. For the six months ended January 31, 2004, the foreign subsidiaries reported income of $383,000, an improvement of $398,000 from the $15,000 loss reported in the first six months of fiscal 2003. The improvement for the first six months was due to improved sales, lower material costs, higher manufacturing efficiencies and the currency movement, all of which were reported at the Company's Canadian operation.

Identifiable assets of the Company's foreign subsidiaries as of January 31,
2004 were $10,648,000 compared to $10,202,000 as of January 31, 2003.   Most
of the increase was reported in cash and investments.

Net sales by the Company's foreign subsidiaries during the three months ended January 31, 2004 were $3,340,000 or 7.0% of total Company sales. This represents an increase of 16.5% from the second quarter of fiscal 2003, in which foreign subsidiary sales were $2,867,000 or 6.5% of total Company sales. This increase in sales was again seen largely in the Company's Canadian operation for the reasons stated above. For the three months ended January 31, 2004, the foreign subsidiaries reported income of $133,000, an improvement of $180,000 from the $47,000 loss reported in the second quarter of fiscal 2003. The improvement for the quarter was driven by the same items that were noted in the six month analysis.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following chart depicts common stock repurchases for the three months ended January 31, 2004.

                       ISSUER PURCHASES OF EQUITY SECURITIES
        ----------------------------------------------------------
                                          Total
                                          Number of
                                          Shares      (d) Maximum
                       (a)       (b)      Purchased   Number of
                       Total     Average  as Part of  Shares that
        For the Three  Number    Price    Publicly    may yet be
        Months Ended   of        Paid     Announced   Purchased
        January 31,    Shares    per      Plans or    Under Plans
        2004           Purchase  Share    Programs    or Programs
        ----------------------------------------------------------
        November 1,
        2003 to
        November 30,
        2003              --       --       --          267,260
        ----------------------------------------------------------
        December 1,
        2003 to
        December 31,
        2003           10,300    $15.16    10,300       256,960
        ----------------------------------------------------------
        January 1,
        2004 to
        January 31,
        2004           10,300    $16.35    10,300       246,660
        ----------------------------------------------------------

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk and employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short-term investments. The Company had two interest rate swap agreements as of January 31, 2004. The Company believes that the market risk arising from holdings of its financial instruments is not material.

The Company is exposed to currency risk as it relates to certain accounts
receivables and the Company's foreign operations.    The Company has always
determined that the currency risk is immaterial to the overall presentation of the financial statements. However, the Company has recently begun a program of hedging certain receivable balances in a further attempt to minimize the risk.

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

The table below provides information about the Company's natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the table presents the notional amounts in MMBtu's, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2004. The Fair Value was determined using the "Most Recent Settle" price for the "Henry Hub Natural Gas" option contract prices as listed by the New York Mercantile Exchange on February 26, 2004.



          ---------------------------------------------------------
                        Commodity Price Sensitivity
                        Natural Gas Future Contracts
                     For the Year Ending July 31, 2004
-------------------------------------------------------------------
                                         Expected 2004     Fair
                                           Maturity        Value
-------------------------------------------------------------------
Natural Gas Future Volumes (MMBtu's)        693,000          --
Weighted Average Price (Per MMBtu)         $   5.66          --
Contract Amount ($ U.S., in thousands)     $3,908.6       $3,617.6
-------------------------------------------------------------------


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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 2, 2003, the 2003 Annual Meeting of Stockholders of Oil-Dri Corporation of America was held for the purpose of considering and voting on:

1.    The election of nine directors.

      Election of Directors

      The following schedule sets forth the results of the vote to elect directors. A total of 17,727,085 shares were eligible to vote.

                                                Votes For
            Director                         (Not Less Than)
            J. Steven Cole                     17,051,011
            Arnold W. Donald                   17,051,011
            Ronald B. Gordon                   17,051,011
            Daniel S. Jaffee                   17,051,011
            Richard M. Jaffee                  17,051,011
            Thomas D. Kuczmarski               17,051,011
            Joseph C. Miller                   17,051,011
            Paul J. Miller                     17,051,011
            Allan H. Selig                     17,051,011

2. The ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditor.

      Ratification of Independent Auditor

      The Audit Committee's selection of PricewaterhouseCoopers LLP was ratified as the Company's independent auditor for the fiscal year ending July 31, 2004 was ratified by receiving not less than 17,675,886 votes of a total 17,727,085 shares eligible to vote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  EXHIBITS:

              Exhibit 11:  Statement Re:  Computation of per share
                           earnings

              Exhibit 31:  Certifications pursuant to Rule 13a - 14(a)

              Exhibit 32:  Certifications pursuant to Section 1350



         (b)  REPORTS ON FORM 8-K:

              The Company filed a Current Report on Form 8-K dated November 24, 2003, reporting that it had issued a press release announcing its first quarter results of operations and earnings.

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




   Dated:  March 10, 2004

                                   EXHIBITS

Exhibit 11:          Statement Re:  Computation of per share earnings

Exhibit 31:          Certifications pursuant to Rule 13a - 14(a)

Exhibit 32:          Certifications pursuant to Section 1350

Exhibit 11:

                 OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES
                       Computation of Earnings Per Share
                  (in thousands except for per share amounts)



                                                  Six Months Ended
                                                     January 31
                                                   2004      2003
                                                --------------------
Net income available to Stockholders
(numerator)                                       $3,446    $1,630
                                                ---------  ---------

Shares Calculation (denominator):

Average shares outstanding - basic                 5,454     5,615

Effect of Dilutive Securities:                        --        --

Potential Common Stock
      relating to stock options                      419        72

                                                ---------  ---------
Average shares outstanding- assuming dilution      5,873     5,687
                                                =========  =========

Earnings per share-basic                          $ 0.63     $0.29
                                                =========  =========

Earnings per share-assuming dilution              $ 0.59     $0.29
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

           c. Evaluated the effectiveness of Oil-Dri's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures,  as of January  31,  2004 based on such  evaluation;
               and

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

   Date:    March 10, 2004
            --------------------------


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

           c. Evaluated the effectiveness of Oil-Dri's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures,  as of January  31,  2004 based on such  evaluation;
               and

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

   Date:    March 10, 2004
            --------------------------



   By:      /s/ Jeffrey M. Libert
            --------------------------
            Jeffrey M. Libert
            Chief Financial Officer

Exhibit 32:

Certifications pursuant to 18 U.S.C. Section 1350

                                 Certification

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Oil-Dri Corporation of America (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  March 10, 2004

/s/ Daniel S. Jaffee
-----------------------
Name:  Daniel S. Jaffee
Title: President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Oil-Dri Corporation of America and will be retained by Oil-Dri Corporation of America and furnished to the Securities and Exchange Commission or its staff upon request.


                                 Certification

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Oil-Dri Corporation of America (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  March 10, 2004

/s/ Jeffrey M. Libert
-----------------------
Name:  Jeffrey M. Libert
Title: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Oil-Dri Corporation of America and will be retained by Oil-Dri Corporation of America and furnished to the Securities and Exchange Commission or its staff upon request.