Form 10-Q
period 2004-06-09
OIL DRI CORPORATION OF AMERICA
filed 2004-06-09
CIK 74046

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[x]        Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                For the Quarterly Period Ended April 30, 2004

                                       OR

[ ]        Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
        For the transition period from _____________ to ______________

                         Commission File Number 0-8675

                        OIL-DRI CORPORATION OF AMERICA
          (Exact name of the registrant as specified in its charter)


                    DELAWARE                      36-2048898
                    --------                      ----------
         (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)      Identification No.)


      410 North Michigan Avenue, Suite 400        60611-4213
               CHICAGO, ILLINOIS                  (Zip Code)
             (Address of principal
              executive offices)


The Registrant's telephone number, including area code: (312) 321-1515

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.

                             Yes    X      No
                                  -----       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock - 5,569,760 Shares (Including 1,508,871 Treasury Shares) Class B Stock - 1,792,583 Shares (Including 342,241 Treasury Shares)

Indicate by check mark whether the Registrant is an accelerated filer:

                             Yes           No    X
                                  -----       ------


The aggregate market value of the Registrant's Common Stock owned by non-affiliates as of January 31, 2004 for accelerated filer purposes was $66,598,000.

CONTENTS

                                                                          PAGE
                                     PART I

ITEM 1:    Financial Statements..........................................3 - 14


ITEM 2:    Management Discussion And Analysis Of Financial Condition
           And The Results Of Operations................................15 - 21

ITEM 3:    Quantitative And Qualitative Disclosures About Market Risk...21 - 22

ITEM 4:    Controls And Procedures...........................................22


                                     PART II

ITEM 1:    Legal Proceedings.................................................23

ITEM 6:    Exhibits And Reports on Form 8-K..................................23

SIGNATURES ..................................................................24

EXHIBITS   .............................................................25 - 29

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                       APRIL 30,
                                                         2004        JULY 31,
              ASSETS                                 (UNAUDITED)       2003
                                                     -------------------------

CURRENT ASSETS
Cash and cash equivalents                             $  4,853       $  4,753
Investment in treasury securities                       13,387         11,917
Investment in debt securities - held to maturity         2,582             --
Accounts receivable, less allowance of $639 and
  $441 at April 30, 2004 and July 31, 2003,
  respectively                                          23,446         23,768
Inventories                                             13,635         12,819
Prepaid overburden removal expense                       2,598          2,492
Prepaid expenses and other assets                        5,313          4,881
                                                     ----------     ----------
      TOTAL CURRENT ASSETS                              65,814         60,630
                                                     ----------     ----------

          PROPERTY, PLANT AND EQUIPMENT
Cost                                                   143,038        141,276
Less accumulated depreciation and amortization         (96,894)       (92,250)
                                                     ----------     ----------
      TOTAL PROPERTY, PLANT AND EQUIPMENT, NET          46,144         49,026
                                                     ----------     ----------

OTHER ASSETS
Goodwill                                                 5,162          5,115
Intangibles, net of accumulated amortization
  of $2,722 and $2,474 at April 30, 2004
  and July 31, 2003, respectively                        3,508          3,869
Deferred income taxes                                    2,688          2,617
Investment in debt securities - held to maturity           872             --
Other                                                    3,691          5,566
                                                     ----------     ----------
      TOTAL OTHER ASSETS                                15,921         17,167
                                                     ----------     ----------

      TOTAL ASSETS                                     127,879        126,823
                                                     ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)


                                                      APRIL 30,
                                                        2004         JULY 31,
                                                     (UNAUDITED)      2003
     LIABILITIES & STOCKHOLDERS' EQUITY              -------------------------

     CURRENT LIABILITIES
     Current maturities of notes payable              $  4,000       $  4,000
     Accounts payable                                    4,828          6,856
     Dividends payable                                     515            461
     Accrued expenses
       Salaries, wages and commissions                   4,379          4,250
       Trade promotions and advertising                  5,622          4,160
       Freight                                           1,574          1,089
       Other                                             5,092          4,418
                                                     ----------     ----------
             TOTAL CURRENT LIABILITIES                  26,010         25,234
                                                     ----------     ----------

     NONCURRENT LIABILITIES
     Notes payable                                      23,400         27,400
     Deferred compensation                               3,171          3,212
     Other                                               2,240          1,963
                                                    -----------     ----------
             TOTAL NONCURRENT LIABILITIES               28,811         32,575
                                                    -----------     ----------

             TOTAL LIABILITIES                          54,821         57,809
                                                    -----------     ----------

     STOCKHOLDERS' EQUITY
     Common Stock, par value $.10 per share,
       issued 5,569,760 shares at April 30,
       2004 and  5,472,935 shares at
       July 31, 2003                                       557            547
     Class B Stock, par value $.10 per share,
       issued 1,792,583 shares at April 30,
       2004 and 1,765,083 shares at
       July 31, 2003                                       179            177
     Additional paid-in capital                          9,137          7,646
     Retained earnings                                  91,736         88,002
     Restricted unearned stock compensation                (16)           (37)
     Cumulative translation adjustment                    (952)        (1,082)
                                                    -----------     ----------
                                                       100,641         95,253
     Less Treasury stock, at cost
       (1,508,871 Common and 342,241
       Class B shares at April 30, 2004 and
       1,419,065 Common and 342,241 Class B
       shares at July 31, 2003)                        (27,583)       (26,239)
                                                    -----------     ----------
             TOTAL STOCKHOLDERS' EQUITY                 73,058         69,014
                                                    -----------     ----------

     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $127,879       $126,823
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

                                                   FOR THE NINE MONTHS ENDED
                                                            APRIL 30
                                                   -------------------------
                                                       2004         2003
                                                   -----------   -----------

     NET SALES                                       $140,708     $128,311
     Cost of Sales                                    107,469      101,020
                                                   -----------   -----------
     GROSS PROFIT                                      33,239       27,291
     Loss on impaired long-lived assets                  (464)          --
     Other contractual income                              --          675
     Selling, General and Administrative Expenses     (24,452)     (22,423)
                                                   -----------   -----------
     INCOME FROM OPERATIONS                             8,323        5,543

     OTHER INCOME (EXPENSE)
       Interest expense                                (1,589)      (1,953)
       Interest income                                    144          165
       Gain on the sale of mineral rights                  --          139
       Other, net                                         206          (63)
                                                   -----------   -----------
             TOTAL OTHER EXPENSE, NET                  (1,239)      (1,712)
                                                   -----------   -----------

     INCOME BEFORE INCOME TAXES                         7,084        3,831
     Income taxes                                       1,814        1,224
                                                   -----------   -----------
     NET INCOME                                         5,270        2,607

     RETAINED EARNINGS
     Balance at beginning of year                      88,002       86,790
     Less cash dividends declared                       1,536        1,410
                                                   -----------   -----------
     RETAINED EARNINGS - APRIL 30                      91,736       87,987
                                                   ===========   ===========

     NET INCOME PER SHARE
       BASIC                                         $   0.96     $   0.47
                                                   ===========   ===========
       DILUTED                                       $   0.89     $   0.46
                                                   ===========   ===========

     AVERAGE SHARES OUTSTANDING
       BASIC                                            5,469        5,599
                                                   ===========   ===========
       DILUTED                                          5,937        5,695
                                                   ===========   ===========



     The accompanying notes are an integral part of the consolidated financial statements.

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                   FOR THE NINE MONTHS ENDED
                                                           APRIL 30
                                                   -------------------------
                                                       2004          2003
                                                   -----------   -----------

     NET INCOME                                      $ 5,270       $ 2,607

     Other Comprehensive Income:
       Cumulative Translation Adjustments                130           107
                                                   -----------   -----------

     TOTAL COMPREHENSIVE INCOME                      $ 5,400       $ 2,714
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

                                                   FOR THE THREE MONTHS ENDED
                                                            APRIL 30
                                                   --------------------------
                                                       2004           2003
                                                   -----------    -----------
     NET SALES                                       $ 46,616       $ 46,125
     Cost of Sales                                     35,548         36,210
                                                   -----------    -----------
     GROSS PROFIT                                      11,068          9,915
     Selling, General and Administrative Expenses      (8,304)        (7,854)
                                                   -----------    -----------
     INCOME FROM OPERATIONS                             2,764          2,061

     OTHER INCOME (EXPENSE)
       Interest expense                                  (525)          (605)
       Interest income                                     61             45
       Other, net                                         (69)           (27)
                                                   -----------    -----------
             TOTAL OTHER EXPENSE, NET                    (533)          (587)
                                                   -----------    -----------

     INCOME BEFORE INCOME TAXES                         2,231          1,474
     Income taxes                                         407            497
                                                   -----------    -----------
     NET INCOME                                         1,824            977

     NET INCOME PER SHARE
       BASIC                                         $   0.33       $   0.18
                                                   ===========    ===========
       DILUTED                                       $   0.30       $   0.17
                                                   ===========    ===========

     AVERAGE SHARES OUTSTANDING
       BASIC                                            5,500          5,564
                                                   ===========    ===========
       DILUTED                                          6,072          5,714
                                                   ===========    ===========



     The accompanying notes are an integral part of the consolidated financial statements.

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                            APRIL 30
                                                   --------------------------
                                                       2004           2003
                                                   ------------   -----------

     NET INCOME                                      $  1,824       $   977

     Other Comprehensive Income:
       Cumulative Translation Adjustments                (68)            12
                                                   ------------   -----------

     TOTAL COMPREHENSIVE INCOME                      $  1,756       $   989
                                                   ============   ===========



































The accompanying notes are an integral part of the consolidated financial statements.

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)
                                                   FOR THE NINE MONTHS ENDED
                                                           APRIL 30
                                                   -------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES               2004          2003
                                                   -----------   -----------
    NET INCOME                                       $  5,270      $  2,607
                                                   -----------   -----------
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                     6,109         6,669
      Amortization of investment discount                 (51)          (87)
      Provision for bad debts                             235           322
      Loss on the sale of property, plant
          and equipment                                   733           118
      (Increase) Decrease in:
          Accounts receivable                              75        (1,693)
          Inventories                                  (1,128)          957
          Prepaid overburden removal expense             (106)          938
          Prepaid expenses                               (432)         (125)
          Other assets                                  1,753          (218)
      Increase (Decrease) in:
          Accounts payable                             (1,732)          829
          Accrued expenses                              2,750         1,436
          Deferred compensation                           (41)          107
          Other liabilities                               277           694
                                                   -----------   -----------
             TOTAL ADJUSTMENTS                          8,442         9,947
                                                   -----------   -----------

      NET CASH PROVIDED BY OPERATING ACTIVITIES        13,712        12,554
                                                   -----------   -----------
    CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                             (3,722)       (2,956)
      Proceeds from sale of Phoebe Products Co.           325            --
      Proceeds from sale of property, plant
        and equipment                                     205           678
      Purchase of net assets (See Note 3)                  --        (6,672)
      Purchases of investments in debt securities      (5,424)           --
      Maturities of investments in debt securities      1,961            --
      Purchases of investment securities              (37,376)      (28,015)
      Dispositions of investment securities            35,966        26,782
                                                   -----------   -----------

      NET CASH USED IN INVESTING ACTIVITIES            (8,065)      (10,183)
                                                   -----------   -----------
    CASH FLOWS FROM FINANCING ACTIVITIES
      Principal payments on long-term debt             (4,000)       (2,500)
        Dividends paid                                 (1,482)       (1,419)
        Purchase of treasury stock                     (1,344)         (952)
        Proceeds from issuance of common stock          1,207            --
        Other, net                                         72           118
                                                   -----------   -----------

      NET CASH USED IN FINANCING ACTIVITIES            (5,547)       (4,753)
                                                   -----------   -----------
    NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                100        (2,382)
    CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR        4,753         7,154
                                                   -----------   -----------
    CASH AND CASH EQUIVALENTS, APRIL 30                $4,853        $4,772
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

As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases. A significant part of the Company's overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of the Company's production processes. The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid overburden removal expense is amortized over the estimated available material. As of April 30, 2004, the Company had $2,598,000 of prepaid overburden removal expense recorded on its consolidated balance sheet. During the first nine months of fiscal 2004, the Company amortized to current expense approximately $2,184,000 of previously recorded prepaid expense. Please also refer to Note 4 for a discussion of a change in the accounting estimate associated with this prepaid expense for fiscal 2003 and fiscal 2002.

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

2. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

                                     APRIL 30          JULY 31
                                   (UNAUDITED)        (AUDITED)
                                   ----------------------------
                                      2004              2003
                                   ----------------------------

              Finished goods        $ 7,863           $ 7,821
              Packaging               3,796             3,718
              Other                   1,976             1,280
                                   ----------        ----------
                                    $13,635           $12,819
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


4. CHANGE IN ACCOUNTING ESTIMATE FOR PREPAID OVERBURDEN REMOVAL EXPENSE

During the second quarter of fiscal 2002, an internal review of the estimated amount of uncovered mineable clay took place at the Company's Georgia production complex. The quantity of uncovered clay is one of the key elements in the amortization of the prepaid overburden removal account balance. The review led to a change in the estimated amount of uncovered clay. This estimate change then caused a change in the amortization of the prepaid overburden removal account. The impact of this estimate revision for fiscal 2003 and 2002 was an additional pre-tax charge to cost of goods sold of approximately $630,000 and $1,092,000, respectively, versus the previous estimate. The estimate change also increased the amortization rate approximately $1.31 per ton of uncovered mineable clay. The Company returned to using lower rates, more consistent with its historic experience at the Georgia complex, to amortize the overburden account at the end of the second quarter of fiscal 2003.


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


7. LOSS ON IMPAIRED LONG-LIVED ASSETS

During the second quarter of fiscal 2004, the Company recorded a loss on impaired assets of $464,000. This loss, related to the write-off of a scoopable "box" product line located at the Company's Georgia facility and the write-off of the remaining estimated held-for-sale value of a similar box line at one of the Company's Mississippi facilities, resulting from the shift from boxed products to jug products and the long term packaging direction of the Company. Both lines were previously used exclusively by the Consumer Products Group.

8. KAMTERTER GOODWILL WRITE-OFF

During the third quarter of fiscal 2003, the Company wrote-off goodwill in the amount of $350,000 associated with its equity investment in Kamterter II, LLC, an agricultural research and development company. The write-off reflected, among other things, continuing operating losses at Kamterter.


9. ASSET DISPOSTIONS

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


10. PENSION AND OTHER POST RETIREMENT BENEFITS

In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal periods beginning after December 15, 2003. This revised statement requires additional annual disclosures regarding types of plan assets, investment strategy, future plan contributions, expected benefit payments and other items. The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions. The Company has adopted SFAS No. 132 (revised 2003) for the quarter ending April 30, 2004 and has presented below the required disclosure.

The components of net periodic pension benefits cost of the Company sponsored defined benefit plans were as follows:

                               ---------------------------------------------
                                               PENSION PLANS
                                   Three Months             Nine Months
                                      Ended                    Ended
                               ---------------------------------------------
                               April 30,   April 30,   April 30,   April 30,
                                 2004        2003        2004        2003
                               ---------------------------------------------
Components of net periodic                 (dollars in thousands)
pension benefit cost           ---------------------------------------------
Service cost                     $ 194      $ 150       $ 581       $ 450
Interest cost                      227        206         680         617
Expected return on plan assets    (204)      (185)       (611)       (555)
Net amortization                    21          6          62          17
                               ---------------------------------------------
                                 $ 238      $ 177       $ 712       $ 529
                               =============================================

The company made a contribution of $655,000 to its pension plan during the third quarter of fiscal year ending July 31, 2004. The Company does not intend to make any additional contributions to the pension plan during the remainder of the current fiscal year.


                               ---------------------------------------------
                                     POST RETIREMENT HEALTH BENEFITS
                                   Three Months             Nine Months
                                      Ended                    Ended
                               ---------------------------------------------
                               April 30,   April 30,   April 30,   April 30,
                                 2004        2003        2004        2003
                               ---------------------------------------------
Components of net periodic                (dollars in thousands)
postretirement benefit cost    ---------------------------------------------

Service cost                     $ 14       $ 10        $ 42        $ 30
Interest cost                      11         11          33          32
Amortization of net
transition obligation               4          4          12          12
Net actuarial loss                  1          -           3           -
                               ---------------------------------------------
Recognized actuarial loss        $ 30       $ 25        $ 90        $ 74
                               =============================================

 The Company's plan covering postretirement health benefits is an unfunded plan.

11. SEGMENT REPORTING

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

Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of the Company's production facilities. However the Company has estimated the segment asset allocations as follows:

                                  --------------------
                                   April 30,  July 31,
                                     2004       2003

                                  --------------------
                                         ASSETS
                                  --------------------
                                     (in thousands)
Consumer Products Group.......... $ 53,345    $ 54,307
Specialty Products Group......... $ 14,852    $ 17,251
Crop Production and Horticultural
  Products Group................. $ 12,252    $ 12,383
Industrial and Automotive
  Products Group................. $  8,328    $  8,539
Unallocated Assets                $ 39,102    $ 34,343
                                  --------    --------
TOTAL                             $127,879    $126,823
                                  ========    ========
                                  ---------------------------------------------
                                           Nine Months Ended April 30,
                                  ---------------------------------------------
                                        Net Sales                Income
                                  ---------------------------------------------
                                     2004       2003        2004        2003
                                  --------    --------    --------    ---------
                                                 (in thousands)
Consumer Products Group.......... $ 85,521    $ 76,540    $ 12,392    $  9,918
Specialty Products Group.........   20,463      18,970       4,849       4,339
Crop Production and Horticultural
  Products Group.................   17,901      17,325       2,995       2,307
Industrial and Automotive
  Products Group.................   16,823      15,476        (130)       (331)
                                  --------    ---------   ---------   ---------
TOTAL SALES/OPERATING INCOME..... $140,708    $128,311    $ 20,106    $ 16,233
                                  ========    =========   =========   =========
  Loss on impaired long-lived assets (1)...............       (464)         --
  Gain on the Sale of Mineral Rights (2)...............         --         139
  Other Contractual Income (3).........................         --         675
Less:
  Corporate Expenses...................................     11,113      11,428
  Interest Expense, net of Interest Income.............      1,445       1,788
                                                          --------    ---------
INCOME BEFORE INCOME TAXES.............................      7,084       3,831
Income Taxes...........................................      1,814       1,224
                                                          --------    ---------
NET INCOME.............................................     $5,270      $2,607
                                                          ========    =========
                                  ---------------------------------------------
                                           Three Months Ended April 30,
                                  ---------------------------------------------
                                        Net Sales            Income
                                  ---------------------------------------------
                                     2004       2003        2004        2003
                                  --------    ---------   --------    ---------
                                                 (in thousands)
Consumer Products Group.......... $ 27,096    $ 26,563    $  3,697    $  3,312
Specialty Products Group.........    7,049       6,343       1,545       1,427
Crop Production and Horticultural
  Products Group.................    6,522       7,574       1,209       1,250
Industrial and Automotive
Products Group...................    5,949       5,645          96          (4)
                                  --------    --------    --------    ---------
TOTAL SALES/OPERATING INCOME..... $ 46,616    $ 46,125    $  6,547    $  5,985
                                  ========    ========    ========    =========
Less:
  Corporate Expenses..................................       3,852       3,951
  Interest Expense, net of Interest Income............         464         560
                                                          --------    ---------
INCOME BEFORE INCOME TAXES............................       2,231       1,474
Income Taxes..........................................         407         497
                                                          --------    ---------
NET INCOME............................................    $  1,824    $    977
                                                          ========    =========

(1)  See Note 7 for a discussion of the loss on long-lived impaired assets.
(2)  See Note 5 for a discussion of the gain on the sale of mineral rights.
(3)  See Note 6 for a discussion of other contractual income.

12. STOCK-BASED COMPENSATION DISCLOSURE

The Company currently accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Had the Company accounted for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company would have reported the following pro forma amounts for the third quarter and nine-month periods ended April 30, 2004 and 2003:


                                            Three Months        Nine Months
                                           Ended April 30,    Ended April 30,
                                      ------------------------------------------
                                          2004      2003      2004      2003
                                      ------------------------------------------
                                    (in thousands, except for per share amounts)
                                      ------------------------------------------
Net income as reported                  $1,824     $  977     $5,270     $2,607

Stock-based employee compensation            5          3         15          9
expense included in reported net
income, net of tax

Pro forma adjustment-additional            (81)      (162)      (244)      (484)
compensation expense had SFAS
No. 123 been adopted, net of tax
                                      ------------------------------------------
Pro forma net income                    $1,748     $  818     $5,041     $2,132
                                      ==========================================

Basic earnings per share, as reported   $ 0.33     $ 0.18     $ 0.96     $ 0.47
Basic earnings per share, pro forma     $ 0.32     $ 0.15     $ 0.92     $ 0.38
Diluted earnings per share, as reporte  $ 0.30     $ 0.17     $ 0.89     $ 0.46
Diluted earnings per share, pro forma   $ 0.29     $ 0.14     $ 0.85     $ 0.37


13. INVESTMENTS IN DEBT SECURITIES - HELD TO MATURITY

During the third quarter of fiscal 2004 the Company revised its investment policy and added $3,454,000 of investments in domestic debt securities. The investments are made up of a combination of investment grade bonds and notes from various United States corporations. The value of investments maturing in less than one year is $2,582,000 while the remaining $872,000 matures within eighteen months.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2004 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2003

RESULTS OF OPERATIONS

Consolidated net sales for the nine months ended April 30, 2004 were $140,708,000, an increase of 9.7% from net sales of $128,311,000 in the first nine months of fiscal 2003. Net income for the first nine months of fiscal 2004 was $5,527,000, an increase of 112.0% from $2,607,000 earned in the first nine months of fiscal 2003. Fiscal 2004's net income was positively impacted by sales increases from all of the business segments, foreign and domestic price increases and generally improved manufacturing performance. The sales increase, which is discussed below in detail, generated additional gross profit. Fiscal 2004's nine month income was negatively impacted by a $464,000 pre-tax loss on impaired assets discussed in Note 7 in the Notes to the Consolidated Financial Statements. Also, fiscal 2004's first nine months' income was negatively impacted by an increased obsolescence reserve of $200,000 on a pre-tax basis. This adjustment was associated with the continued market decline of the Smart Snacks(R) product line and the Company's decision to sell its wholly owned subsidiary, Phoebe Products Co. The sale of Phoebe, which was completed in the third quarter of fiscal 2004, did not have a material impact on the sales or profitability of the Company.

Fiscal 2003's nine month net income was positively impacted by a first quarter pre-tax gain of $139,000 on the sale of mineral rights, a second quarter $675,000 pre-tax gain of other contractual income and a third quarter pre-tax gain of $310,000 on the sale of real estate. Negatively impacting the third quarter of fiscal 2003 were a $385,000 pre-tax asset write off and a $350,000 pre-tax write down of goodwill associated with an equity investment in Kamterter. Refer to Notes 5, 6, 8 and 9 in the Notes to the Consolidated Financial Statements for a discussion of these items.

Basic and diluted net income per share for the first nine months of fiscal 2004 were $0.96 and $0.89, respectively, versus the $0.47 basic and $.46 diluted net income per share reported for the first nine months of fiscal 2003.

Net sales of the Consumer Products Group for the first nine months of fiscal 2004 were $85,521,000, an increase of 11.7% from net sales of $76,540,000 in the first nine months of fiscal 2003. This segment's operating income increased 24.9% from $9,918,000 in the first nine months of fiscal 2003 to $12,392,000 in the first nine months of fiscal 2004. Driving the sales and profit increases were sales increases in the Cat's Pride scooping litters, private label Special Kitty litter for Wal-Mart and other private label scoopable litters and the acquisition of the Jonny Cat product line. These products drove both sales and gross profit growth in the first nine months of fiscal 2004. The improved performance was facilitated by enhanced private label product mix to existing customers, expanded distribution to existing customers and an emerging industry trend toward higher margin scoopable products. Offsetting part of the gross profit increase associated with the increased sales were expense increases in commissions and advertising and trade spending related areas. The expense increases were incurred in an effort to stabilize the market share of the Jonny Cat product line and to continue to grow other product lines in this group.

Net sales of the Specialty Products Group for the first nine months of fiscal 2004 were $20,463,000, an increase of 7.9% from net sales of $18,970,000 in the first nine months of fiscal 2003. This segment's operating income increased 11.8% from $4,339,000 in the first nine months of fiscal 2003 to $4,849,000 in the first nine months of fiscal 2004. Sales growth was seen in the animal health and nutrition market, led by Poultry Guard(R) litter amendments and ConditionAde(R) binding agents. The growth was attributable to new customers in Asia and Latin America as a result of an increased sales focus and enhanced training of distributors. The new customers have recognized the products' ability to deliver a price, service and quality which better meets their needs. Sales growth was also seen in the bleaching earth business in North America. Offsetting these increases were sales declines in Europe in the bleaching earth markets. The European declines are being driven by increased food chain regulation and concerns.

Net sales of the Crop Production and Horticultural Products Group for the first nine months of fiscal 2004 were $17,901,000, an increase of 3.3% from net sales of $17,325,000 in the first nine months of fiscal 2003. The net sales increase resulted primarily from increased sales of Agsorb(R) carriers. Sales of the carriers started strong this year due to joint inventory planning and order management with the major formulators. This strong early start has resulted in a moderate year-to-date sales increase. A strong sales increase was also seen for the Flo-Fre(R) product line. Offsetting some of the sales increase just discussed was a sales decline in sport field products. Sales to the golf course construction industry has not achieved the same results as last year. This segment's operating income increased by 29.8% from $2,307,000 in the first nine months of fiscal 2003 to $2,995,000 in the first nine months of fiscal 2004. The increase in operating income was driven by the gross profit generated from increased sales and by selective price increases.

Net sales of the Industrial and Automotive Products Group for the first nine months of fiscal 2004 were $16,823,000, an increase of 8.7% from net sales of $15,476,000 in the first nine months of fiscal 2003. Driving part of this increase was additional volume generated by the acquisition of the Taft, California production facility. The segment reported an operating loss of $130,000 for the first nine months of fiscal 2004 compared to an operating loss of $331,000 for the first nine months of fiscal 2003. Despite both volume and pricing increases, the group generated an operating loss for the first nine months of fiscal 2004 due to increased material and fuel costs.

Consolidated gross profit as a percentage of net sales for the first nine months of fiscal 2004 increased to 23.6% from 21.3% in the first nine months of fiscal 2003. A favorable sales mix led by the Jonny Cat product line and Cat's Pride scooping litters in the Consumer Products Group, improved sales of Agsorb carriers in Crop Production and Horticultural Products Group, increased sales of animal health and nutrition products in the Specialty Products Group all contributed to the gross profit increase. Also, contributing to the gross profit increase were foreign and domestic price increases, lower material acquisition costs on selected items and a 3.4% reduction in non-fuel manufacturing costs. These positive developments offset fuel cost increases of approximately 18% as a result of price increases across all fuel sources.

Operating expenses as a percentage of net sales for the first nine months of fiscal 2004 increased to 17.7% compared to the 16.9% for the first nine months of fiscal 2003. However, if the loss on long-lived impaired assets in fiscal 2004 and the other contractual income in fiscal 2003, which were discussed above, were excluded from the operating expense calculation then the percentages would have been 17.4% for the first nine month of fiscal 2004 and 17.5% for the same period in fiscal 2003. Operating expenses in the first nine months of fiscal 2004 increased due to the loss on long-live impaired assets and additional commissions, trade and advertising spending incurred by the Consumer Product Group. The Company also incurred an increase in research and development expense.

Net interest expense and interest income for the first nine months of fiscal 2004 were down 19.2% from the first nine months of fiscal 2003. Interest expense was down during the time period due to the reduction in debt. Interest income declined $21,000 from the first nine months of fiscal 2003 due to lower interest rates.

The Company's effective tax rate was 25.6% of pre-tax income in the first nine months of fiscal 2004 versus 32% in the first nine months of fiscal 2003. The decrease in the effective tax rate for fiscal 2004 was due to a change in estimate in calculating the Company's depletion deduction and by the Company's decision to change from a separate company federal tax filing to a consolidated company federal tax filing, (e.g. each subsidiary filing individually) which has allowed the Company to better utilize its various tax attributes.

Total assets of the Company increased $1,056,000 or .8% during the first nine months of fiscal 2004. Current assets increased $5,184,000 or 8.6% from fiscal 2003 year-end balances, primarily due to increased cash and investment securities, inventories and prepaid expenses. Offsetting these increases was a small decrease in accounts receivable.

Property, plant and equipment, net of accumulated depreciation, decreased $2,882,000 or 5.9% during the first nine months of fiscal 2004. The decrease was a result of normal depreciation expense exceeding capital expenditures and the impaired asset write-off that occurred in the second quarter.

Total liabilities decreased $2,988,000 or 5.2% during the first nine months of fiscal 2004. Current liabilities increased $776,000 or 3.1% during the first nine months of fiscal 2004. The increase in current liabilities was driven by an increase in accrued salaries, accrued trade promotions and advertising, freight payable, and other accrued expenses. The advertising expense accruals were consistent with the previously discussed increase in trade spending in the Consumer Products Group. The increase was offset by a reduction of accounts payable. The accounts payable reduction was related to the timing of purchases and seasonality. Noncurrent liabilities decreased $3,764,000 largely due to the reduction of notes payable.


EXPECTATIONS

The Company believes based on the first nine month actual results, that sales for fiscal 2004 should show an overall increase of six to ten percent compared to the full year amounts reported in fiscal 2003. Sales from the Jonny Cat brand of cat litter, scoopable litters, and animal health and nutrition market should help drive this projected increase. Based on the results for the first nine months of the year, the Company believes that it can increase its fully diluted per share earnings estimate to a new range of $0.95 to $1.00 for fiscal 2004 from the previous estimate of $0.85 to $0.95. This range assumes spending on the development and introduction of several new products, which the Company believes will have a negative impact on fiscal 2004's earnings, but which will have a positive impact on future earnings.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $4,408,000 during the first nine months of fiscal 2004 to $39,804,000, primarily due to increases in cash and investment securities, inventories, and prepaid expenses and decreases in accounts payable. This increase was offset partially by an increase in accrued trade promotions, accrued freight, other accrued expenses and small reduction of accounts receivable.

Cash was used during the nine month ended April 30, 2004 to fund capital expenditures of $3,722,000, make payments on long-term debt of $4,000,000, to purchase treasury stock of $1,344,000 and make dividend payments of $1,482,000. Cash and investment securities increased $4,152,000 during the first nine months of fiscal 2004. The continued increase in cash and investment securities has been achieved by stronger operating results and the fact that capital expenditures continued to be less than depreciation and amortization. In addition, the Company received $2,241,000 associated with the termination of two split-dollar life insurance plans and $325,000 for the sale of Phoebe Products Co. Total cash and investment balances held by the Company's foreign subsidiaries at April 30, 2004 and July 31, 2003 were $3,242,000 and $2,557,000, respectively.

Accounts receivable, less allowance for doubtful accounts, decreased 1.4% during the first nine months of fiscal 2004. The Company maintains policies and practices to monitor the creditworthiness of its customers. These policies include maintaining and monitoring a list of customers whose creditworthiness has diminished. The total balance of accounts receivable for accounts on that list represents approximately 2.5% of the Company's outstanding receivables at April 30, 2004.

The table listed below depicts the Company's Contractual Obligations and Commercial Commitments at April 30, 2004 for the timeframes listed:


CONTRACTUAL OBLIGATIONS

                                  PAYMENTS DUE BY PERIOD
                       ----------------------------------------------------
 CONTRACTUAL                 LESS THAN                                AFTER
 OBLIGATIONS            TOTAL      1 YEAR     1-3 YEARS  4-5 YEARS   5 YEARS
--------------       ----------- ----------  ---------- ---------- -----------
Long-Term Debt       $27,400,000 $4,000,000  $7,240,000 $5,580,000 $10,580,000
Operating Leases      13,075,000  1,721,000   2,632,000  2,218,000   6,504,000
Unconditional
Purchase Obligations   1,043,000    990,000      53,000         --          --
                     ----------- ----------  ---------- ---------- -----------
Total Contractual
Cash Obligations     $41,518,000 $6,711,000  $9,925,000 $7,798,000 $17,084,000
                     =========== ==========  ========== ========== ===========


OTHER COMMERCIAL COMMITMENTS

                            AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                     ---------------------------------------------------------
OTHER COMMERCIAL        TOTAL    LESS THAN                            AFTER
   COMMITMENTS        COMMITTED    1 YEAR     1-3 YEARS  4-5 YEARS   5 YEARS
----------------     ----------- ----------  ---------- ---------- -----------
Standby Letters
of Credit            $ 3,158,000 $3,158,000          --         --          --

Guarantees Other
Commercial
Commitments              500,000    500,000          --         --          --
Total Commercial
Commitments            4,415,000  4,415,000          --         --          --
                     ----------- ----------  ---------- ---------- -----------
Total Commercial
Commitments          $ 8,073,000 $8,073,000          --         --          --
                     =========== ==========  ========== ========== ===========


The Company's liquidity needs have been, and are expected to be, met through internally generated funds and, to the extent needed, borrowings under the Company's revolving credit facility with Harris Trust and Savings. During the second quarter the Company extended the Harris Trust and Savings agreement to January 2005. As of April 30, 2004, the Company had $7,500,000 available under the credit facility. The Credit Agreement, as amended, contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit the Company's ability to incur additional indebtedness or to acquire or dispose of assets and to pay dividends.

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

The Company as part of its normal course of business guarantees certain debts and trade payables of its wholly owned subsidiaries. These arrangements are made at the request of the subsidiaries creditors, as separate financial statements are not distributed for the wholly owned subsidiaries. As of April 30, 2004, the value of these guarantees was $500,000.

THREE MONTHS ENDED APRIL 30, 2004 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2003

RESULTS OF OPERATIONS

Consolidated net sales for the third quarter of fiscal 2004 were $46,616,000, an increase of 1.1% from net sales of $46,125,000 in the third quarter of fiscal 2003. Net income for the third quarter of fiscal 2004 was $1,824,000, an increase of 86.7% from $977,000 earned in the third quarter of fiscal 2003. The third quarter's net income was positively impacted by a combination of slightly increased sales for most of the business segments and foreign and domestic price increases. The sales increase, which is discussed below in detail, generated additional gross profit. Basic and diluted net income per share for the third quarter of fiscal 2004 were $0.33 and $0.30, respectively, versus the $0.18 basic and $0.17 diluted net income per share reported for the third quarter of fiscal 2003.

Net sales of the Consumer Products Group for the third quarter of fiscal 2004 were $27,096,000, an increase of 2.0% from net sales of $26,563,000 in the third quarter of fiscal 2003. The segment's operating income increased 11.6% from $3,312,000 in the third quarter of fiscal 2003 to $3,697,000 in the third quarter of fiscal 2004. Driving the sales and profit increases were the Cat's Pride scooping litters. Also, cost control on several items contributed to the results of the quarter. Offsetting part of the gross profit increase associated with the increased sales were expense increases in commissions and advertising and trade spending related areas.

Net sales of the Specialty Products Group for the third quarter of fiscal 2004 were $7,049,000, an increase of 11.1% from net sales of $6,343,000 in the third quarter of fiscal 2003. This segment's operating income increased 8.3% from $1,427,000 in the third quarter of fiscal 2003 to $1,545,000 in the third quarter of fiscal 2004. Sales growth was seen in the animal health and nutrition market, led by Poultry Guard litter amendments and Conditionade binding agents. Sales growth was also seen in the bleaching earth business in North America and Latin America.

Net sales of the Crop Production and Horticultural Products Group for the third quarter of fiscal 2004 were $6,522,000, a decrease of 13.9% from net sales of $7,574,000 in third quarter of fiscal 2003. Agsorb sales were weak in the third quarter due to heavy demand in the first six months of fiscal 2004. Year to date fiscal 2004 Agsorb sales remained ahead of fiscal 2003. Sales of sport field products continued to be behind last year. The segment's operating income decreased by 3.3% from $1,250,000 in the third quarter of fiscal 2003 to $1,209,000 in the third quarter of fiscal 2004. The decrease in operating income was driven by the reduction in sales.

Net sales of the Industrial and Automotive Products Group for the third quarter of fiscal 2004 were $5,949,000, an increase of 5.4% from net sales of $5,645,000 in the third quarter of fiscal 2003. Driving part of this increase was additional volume generated by the acquisition of the California production facility and the addition of a few new customers. The segment reported operating income of $96,000 for the third quarter compared to an operating loss of $4,000 for the third quarter of fiscal 2003. The improved operating income reflected previously implemented price increases.

Consolidated gross profit as a percentage of net sales for the third quarter of fiscal 2004 increased to 23.7% from 21.5% in the third quarter of fiscal 2003. A favorable sales mix led by Cat's Pride scooping litters in the Consumer Products Group, improved sales of animal health and nutrition products and bleaching earth in the Specialty Group all contributed to the gross profit increase. Also contributing to the gross profit increase were foreign and domestic price increases and lower material acquisition costs on selected items.

Operating expenses as a percentage of net sales for the third quarter of fiscal 2004 increased to 17.8% compared to the 17.0% for the third quarter of fiscal 2003. Operating expenses in the third quarter of fiscal 2004 increased primarily due to additional commissions, trade and advertising spending incurred by Consumer Product group and increased research and development expense.

Net interest expense and interest income for the third quarter of fiscal 2004 were down 17.1% from the third quarter of fiscal 2003. Interest expense decreased $80,000 from the third quarter of fiscal 2003 due to a reduction in debt. Interest income increased slightly from the third quarter of fiscal 2003 due to increased investment securities balances and improved interest rates.

The Company's effective tax rate was 18.2% of pre-tax income in the third quarter of fiscal 2004 versus 33.7% in the third quarter of fiscal 2003. The decrease in the third quarter fiscal 2004 effective tax rate reflected the year to date change in estimate in calculating the company's depletion deduction and by the Company's decision to change from a separate company federal tax filing (e.g. each subsidiary filing individually) to a consolidated company federal tax filing, which has allowed the Company to better utilize its various tax attributes.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries during the nine months ended April 30, 2004 were $10,217,000 or 7.3% of total Company sales. This represents an increase of 21.9% from the first nine months of fiscal 2003, in which foreign subsidiary sales were $8,380,000 or 6.5% of total Company sales. This increase in sales was seen largely in the Company's Canadian operation where the addition of the Jonny Cat product line and positive currency movement of the Canadian dollar and select price increases have driven the improvement. For the nine months ended April 30, 2004, the foreign subsidiaries reported income of $702,000, an improvement of $746,000 from the $44,000 loss reported in the first nine months of fiscal 2003. The improvement for the first nine months was due to improved sales, lower material costs, higher manufacturing efficiencies and the currency movement, all of which were reported at the Company's Canadian operation.

Identifiable assets of the Company's foreign subsidiaries as of April 30, 2004 were $11,209,000 compared to $10,126,000 as of April 30, 2003. Most of the increase was reported in cash and investments.

Net sales by the Company's foreign subsidiaries during the three months ended April 30, 2004 were $3,503,000 or 7.5% of total Company sales. This represents an increase of 17.4% from the third quarter of fiscal 2003, in which foreign subsidiary sales were $2,984,000 or 6.5% of total Company sales. This increase in sales was again seen largely in the Company's Canadian operation for the reasons stated above. For the three months ended April 30, 2004, the foreign subsidiaries reported income of $319,000, an improvement of $348,000 from the $29,000 loss reported in the third quarter of fiscal 2003. The improvement for the quarter was driven by the same items that were noted in the nine month analysis.


PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following chart summarizes Common Stock repurchases for the three months ended April 30, 2004.

                     ISSUER PURCHASES OF EQUITY SECURITIES
  ----------------------------------------------------------------------------
                                          TOTAL NUMBER OF
                                          SHARES PURCHASED    (D) MAXIMUM
                  (A) TOTAL                  AS PART OF    NUMBER OF SHARES
   FOR THE THREE   NUMBER OF  (B) AVERAGE    PUBLICLY      THAT MAY YET BE
   MONTHS ENDED     SHARES    PRICE PAID  ANNOUNCED PLANS   PURCHASED UNDER
   APRIL 30, 2004  PURCHASED   PER SHARE    OR PROGRAMS    PLANS OR PROGRAMS
   -------------------------------------------------------------------------
   February 1,
   2004 to
   February 29
   2004                 --           --              --             246,660
   -------------------------------------------------------------------------
   March 1,
   2004 to
   March 31,
   2004             22,556       $17.16          22,556             224,104
   -------------------------------------------------------------------------
   April 1,
   2004 to
   April 30,
   2004             11,900       $16.82          11,900             212,204
   -------------------------------------------------------------------------


FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading "Expectations" and those statements elsewhere in this report that use forward-looking terminology such as "expect," "would," "could," "should," "estimates," "anticipates," and "believes" are "forward-looking statements" within the meaning of that term in the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those reflected in these forward-looking statements, due to uncertainties such as continued vigorous competition in the grocery, mass merchandiser and club markets and specialty product markets, the level of success of new products, and the cost of product introductions and promotions in the consumer market. Forward-looking statements are also subject to the risk of changes in market conditions in the overall economy, energy prices, the risk of war or international instability and, for the fluids purification and agricultural markets, changes in planting activity, crop quality and overall agricultural demand, including export demand, increasing regulation of the food chain and foreign exchange rate fluctuations. Other factors affecting these forward-looking statements may be detailed from time to time in other reports filed by the Company with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk and employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short-term investments. The Company had two interest rate swap agreements as of April 30, 2004. The Company believes that the market risk arising from holdings of its financial instruments is not material.

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

The Company is exposed to commodity price risk with respect to natural gas. As of April 30, 2004, the Company had contracted for a portion of its fuel needs for fiscal 2004 and 2005 using forward purchase contracts to manage the volatility related to this exposure. The weighted average cost of the 2004 contracts has been estimated to be approximately 48% higher than the contracts for fiscal 2003 and the weighted average cost of the 2005 contracts has been estimated to be approximately 4% higher than the contracts for fiscal 2004. These contracts were entered into during the normal course of business and no contracts were entered into for speculative purposes.

The tables below provide information about the Company's natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the table presents the notional amounts in MMBtu's, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2004 and July 31, 2005. The Fair Value was determined using the "Most Recent Settle" price for the "Henry Hub Natural Gas" option contract prices as listed by the New York Mercantile Exchange on May 21, 2004.

-------------------------------------------------------------------------------
                           COMMODITY PRICE SENSITIVITY
                          NATURAL GAS FUTURE CONTRACTS
                        FOR THE YEAR ENDING JULY 31, 2004
-------------------------------------------------------------------------------
                                       Expected 2004 Maturity    Fair Value
-------------------------------------------------------------------------------
Natural Gas Future Volumes (MMBtu's)          693,000                --
Weighted Average Price (Per MMBtu)           $   5.66                --
Contract Amount ($U.S., in thousands)        $3,908.6            $3,734.2
-------------------------------------------------------------------------------

                           COMMODITY PRICE SENSITIVITY
                          NATURAL GAS FUTURE CONTRACTS
                        FOR THE YEAR ENDING JULY 31, 2005
-------------------------------------------------------------------------------
                                       Expected 2005 Maturity    Fair Value
-------------------------------------------------------------------------------
Natural Gas Future Volumes (MMBtu's)          151,900                --
Weighted Average Price (Per MMBtu)            $  5.89                --
Contract Amount ($U.S., in thousands)         $ 894.6              $990.6
-------------------------------------------------------------------------------

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been named as a defendant in an action captioned PSN ILLINOIS LLC V. OIL-DRI CORPORATION OF AMERICA filed February 5, 2004 in the United States District Court for the Northern District of Illinois. The lawsuit alleges that most of the Company's scoopable cat litter products have infringed and continue to infringe two patents owned by the plaintiff. The plaintiff is seeking monetary damages in an unspecified amount, treble damages if the alleged infringement is found to be willful, as well as injunctive relief. The Company believes the plaintiff's claims are without merit and intends to aggressively defend the lawsuit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)    EXHIBITS:

           Exhibit 11    Statement Re:  Computation of per share earnings

           Exhibit 31    Certifications pursuant to Rule 13a - 14(a)

           Exhibit 32    Certifications pursuant to Section 1350



    (b) REPORTS ON FORM 8-K:

       The Company filed a Current Report on Form 8-K dated February 27, 2004, reporting that it had issued a press release announcing its second quarter results of operations and earnings.

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




   Dated:  June 9, 2004

                                    EXHIBITS

Exhibit 11:       Statement Re:  Computation of per share earnings

Exhibit 31:       Certifications pursuant to Rule 13a - 14(a)

Exhibit 32:       Certifications pursuant to Section 1350

Exhibit 11:

                OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                  (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)



                                                       NINE MONTHS ENDED
                                                            APRIL 30
                                                         2004     2003
                                                       -----------------
Net income available to Stockholders (numerator)       $ 5,270   $ 2,607
                                                       -------   -------

Shares Calculation (denominator):

Average shares outstanding - basic                       5,469     5,599

Effect of Dilutive Securities:                              --        --

Potential Common Stock relating to stock options           468        96
                                                       -------   -------
Average shares outstanding- assuming dilution            5,937     5,695
                                                       =======   =======

Earnings per share-basic                               $  0.96   $  0.47
                                                       =======   =======

Earnings per share-assuming dilution                   $  0.89   $  0.46
                                                       =======   =======

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

         c. Evaluated the effectiveness of Oil-Dri's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of April 30, 2004 based on such evaluation; and

         d. Disclosed in this report any change in Oil-Dri's internal control over financial reporting that occurred during Oil-Dri's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, Oil-Dri's internal control over financial reporting; and

      5. Oil-Dri's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Oil-Dri's auditors and the audit committee of Oil-Dri's board of directors:

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

   Date:  June 9, 2004
          ------------------------


   By:    /s/ Daniel S. Jaffee
          ------------------------
          Daniel S. Jaffee
          President and Chief Executive Officer

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

         c. Evaluated the effectiveness of Oil-Dri's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of April 30, 2004 based on such evaluation; and

         d. Disclosed in this report any change in Oil-Dri's internal control over financial reporting that occurred during Oil-Dri's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, Oil-Dri's internal control over financial reporting; and

      5. Oil-Dri's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Oil-Dri's auditors and the audit committee of Oil-Dri's board of directors:

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

   Date:  June 9, 2004
          ------------------------


   By:    /s/ Jeffrey M. Libert
          ------------------------
          Jeffrey M. Libert
          Chief Financial Officer

Exhibit 32:

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350

                                  CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Oil-Dri Corporation of America (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  June 9, 2004

/s/ Daniel S. Jaffee
----------------------
Name: Daniel S. Jaffee
Title: President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Oil-Dri Corporation of America and will be retained by Oil-Dri Corporation of America and furnished to the Securities and Exchange Commission or its staff upon request.


                                  CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Oil-Dri Corporation of America (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  June 9, 2004

/s/ Jeffrey M. Libert
----------------------
Name: Jeffrey M. Libert
Title: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Oil-Dri Corporation of America and will be retained by Oil-Dri Corporation of America and furnished to the Securities and Exchange Commission or its staff upon request.