Form 10-K
period 2004-07-31
OIL DRI CORPORATION OF AMERICA
filed 2004-10-28
CIK 74046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2004

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                          ____________________________


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

The aggregate market value of Oil-Dri's Common Stock owned by non-affiliates as of January 31, 2004 for accelerated filer purposes was $66,598,000.

The aggregate market value of Oil-Dri's Common Stock owned by non-affiliates as of September 30, 2004 was $60,577,000.

Number of shares of each class of Oil-Dri's capital stock outstanding as of September 30, 2004:

      Common Stock - 5,598,460 shares (including 1,538,571 treasury shares) Class B Stock - 1,792,583 shares (including 342,241 treasury shares) Class A Common Stock - 0 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

      1. Oil-Dri's Proxy Statement for its 2004 Annual Meeting of Stockholders ("Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than November 29, 2004 (120 days after the end of Oil-Dri's fiscal year ended July 31, 2004), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

                                    CONTENTS

                                                                                             PAGE
                                                                                             ----
                                              PART I

ITEM 1:       Business...................................................................    4 - 8

ITEM 2:       Properties.................................................................   9 - 10

ITEM 3:       Legal Proceedings..........................................................       10

ITEM 4:       Submission of Matters to a Vote of Security Holders........................       10

EXECUTIVE OFFICERS OF OIL-DRI............................................................       11

                                             PART II

ITEM 5:       Market for Registrant's Common Equity and Related Stockholder Matters......       12

ITEM 6:       Selected Financial Data....................................................  14 - 15

ITEM 7:       Management Discussion and Analysis of Financial
              Condition and the Results of Operations....................................  16 - 23

ITEM 7a:      Quantitative and Qualitative Disclosures About Market Risk.................       24

ITEM 8:       Financial Statements and Supplementary Data................................  26 - 55

ITEM 9:       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.....................................       56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................................       56

                                             PART III

ITEM 10:      Directors and Executive Officers of Oil-Dri................................       57

ITEM 11:      Executive Compensation.....................................................       57

ITEM 12:      Security Ownership of Certain Beneficial Owners and Management.............       57

ITEM 13:      Certain Relationships and Related Transactions.............................       58

ITEM 14:      Controls and Procedures....................................................       58

                                             PART IV

ITEM 15:      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........  59 - 62

SIGNATURES    ...........................................................................  63 - 64
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE..       65
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS.........................................       66
EXHIBIT INDEX ...........................................................................       67
ATTACHED EXHIBITS........................................................................  68 - 76

                                              PART I

ITEM 1.  BUSINESS

      Oil-Dri is a leader in developing, manufacturing and marketing sorbent products and related services for the consumer, specialty, crop production and horticultural and industrial and automotive markets. Oil-Dri's sorbent products are principally produced from clay minerals and, to a lesser extent, other sorbent materials. Oil-Dri's sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of Oil-Dri's absorbent clay products are Cat's Pride(R) and Jonny Cat(R) premium cat litter and other cat litters, Oil-Dri All Purpose(R) floor absorbent and other floor absorbents and Agsorb(R) granular agricultural chemical carriers. Adsorbent products attract liquids, impurities, metals and surfactants to themselves and form low-level chemical bonds. Oil-Dri's adsorbents are used for cleanup and filtration mediums. Oil-Dri's adsorbent products include Oil-Dri Lites(TM) sorbents for industrial cleanup, Pure-Flo(R), Pure-Flo(R) Supreme, Perform(TM) and Select(TM) bleaching clays for edible oils, fats and tallows, and Ultra-Clear(R) clarification aids for petroleum-based oils and by-products.

      Consumer products, consisting primarily of cat litter, are sold through the grocery products industry, mass merchandisers, warehouse clubs, and pet retail outlets. Specialty products, consisting of both bleaching, filtration and clarification clays, are sold to processors and refiners of edible and petroleum-based oils and animal health products sold to feed manufacturers and poultry producer. Crop production and horticultural products, which include carriers for crop protection chemicals and fertilizers, drying agents, soil conditioners, sports field products, and flowability aids, are sold to manufacturers of agricultural chemicals and distributors of other agricultural and sports turf products. Industrial and automotive products, consisting primarily of oil, grease and water sorbents (both clay and non-clay), are sold to distributors of industrial cleanup and automotive products, environmental service companies and retail outlets.

      Oil-Dri has pursued a strategy of developing products for consumer, specialty, crop production, horticultural, and industrial and automotive uses, where Oil-Dri's marketing, manufacturing and research and development capabilities can play important roles. Oil-Dri's products are sold through its specialized divisional sales staffs supported by technical service representatives and a network of industrial distributors and food brokers. Oil-Dri maintains its own research and development facility and staff.

      Oil-Dri Corporation of America was incorporated in 1969 in Delaware as the successor to an Illinois corporation incorporated in 1946; the Illinois corporation was the successor to a partnership that commenced business in 1941. Except as otherwise indicated herein or as the context otherwise requires, references herein to "Oil-Dri" or to the "Company" are to Oil-Dri Corporation of America and its subsidiaries. Certain financial information on segments is contained in Note 3 of the Notes to the Consolidated Financial Statements, incorporated herein by reference. Information concerning total revenue of classes of similar products accounting for more than 10% of consolidated revenues in any of the last three fiscal years is not separately provided because it is the same as the information on net sales of segments furnished in
Note 3 of the Notes to the Consolidated Financial Statements. Certain financial information about Oil-Dri's foreign and domestic operations is also contained in
Note 3 of the Notes to the Consolidated Financial Statements, and is incorporated herein by reference.

Consumer Products Group

      Oil-Dri's cat litter products, in both coarse granular and fine granular clumping (scoopable) forms, are sold under Oil-Dri's Cat's Pride(R), Jonny Cat(R) and Lasting Pride(R) brand names, the Fresh Step(R) brand manufactured for The Clorox Company ("Clorox"), and private label cat litters manufactured for mass merchandisers, wholesale clubs, drugstore chains, pet superstores and retail grocery stores. Oil-Dri also packages and markets Cat's Pride(R) Kat Kit(R) and Jonny Cat(R) cat litter in a disposable tray. These products are sold through independent food brokers and Oil-Dri's sales force to major outlets such as Wal-Mart, Publix, Kroger, Stop and Shop and others.

      The cat litter market consists of two segments of product, coarse (traditional) and scoopable. Coarse litters are products that have absorbent and odor controlling characteristics. Scoopable litters, in addition to having absorbent and odor controlling characteristics, also have the characteristic of clumping when exposed to moisture, allowing the consumer to dispose of the used portion of the litter selectively. The cat litter market has expanded at a moderate pace in recent years, with the larger portion of the growth coming in the scoopable segment. Introduced in the early 1990s, the scoopable litters have captured the majority of the market measured in retail dollars.

      The overwhelming majority of all cat litter is mineral based; however, over the years various alternative litters have been introduced based on alternative strata such as paper, various agricultural waste products and most recently, silica gels. To date, these products have assumed only niche positions within the category.

      Oil-Dri has two long-term supply agreements (only one of which is material) under which it manufactures branded traditional litters for other marketers. Under these co-manufacturing relationships, the marketer controls all aspects of sales, marketing, distribution and the odor control formula; the Company is responsible for manufacturing. Oil-Dri and Clorox have such an agreement under which they developed Fresh Step(R) premium-priced cat litter products and under which Oil-Dri has an exclusive right to supply Clorox's requirements for Fresh Step(R) coarse cat litter up to certain levels.

      Oil-Dri had manufactured and sold dog treats as part of its Consumer Products Group. In February 2004, however, Oil-Dri sold this business. The sale had no material impact on Oil-Dri's revenue or results of operations.

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

      Pure-Flo(R) bleaching clays, used in the bleaching of edible oils, remove impurities and color bodies from these oils. The primary customers for these products are refiners of food oils. Ultra-Clear(R) clarification aids are used as filtration and purification mediums for jet fuel and other petroleum-based products. These products adsorb unwanted moisture and other impurities, and are primarily sold to petroleum refiners.

      Oil-Dri also produces Perform(TM) and Select(TM) bleaching clays, which offer performance advantages to refiners. The Perform(TM) products provide increased activity for hard-to-bleach oils. The Select(TM) line of products is used earlier in the process stream to remove a variety of impurities from edible oils. Select(TM) bleaching clays can also be used to significantly improve the refining process of edible oils. Other products include Pel-Unite Plus(TM) and ConditionAde(R) binders used in the manufacturing of animal feeds and Poultry Guard(R) litter amendments used in controlling ammonia levels in commercial poultry houses.

Crop Production and Horticultural Products Group

      Oil-Dri produces and markets a wide range of granular and powdered mineral absorbent products that are used with crop protection chemicals, agricultural drying agents, bulk processing aids, growing media, turf fertilizers and sports field products. Brands include Agsorb(R) agricultural chemical carriers and drying agents; Flo-Fre(R), a highly absorbent microgranule flowability aid; Terra-Green(R) growing media supplement; and Pro's Choice(R) sports field conditioners.

      Agsorb(R) carriers are used as a delivery system for crop protection chemicals, including herbicides, fungicides, insecticides, and fertilizers. Agsorb(R) customized carriers are designed to reduce dust and to facilitate accuracy of application. Oil-Dri's Agsorb(R) drying agent is used to make blends of fertilizers and pesticides more robust, allowing farmers to apply these blends to their fields in one application. Oil-Dri has also developed the Agsorb(R) product as a blending agent for fertilizers and chemicals used in the lawn and garden market.

      Agricultural products are marketed in the United States by technical salesmen employed by the Company who sell to crop protection chemical manufacturers, feed producers and lawn and garden manufacturers. Oil-Dri's principal customers for these products include DowElanco, Syngenta, ASDG and Bayer.

      Pro's Choice sports field products are used on baseball, football and soccer fields to prevent rain outs, break up field compaction and improve field resiliency. They are used at all levels of play, including professional, college, high school and on municipal fields. These products are sold through a network of distributors specializing in sports turf products use by groundskeepers and athletic directors.

Industrial and Automotive Products Group

      Products for industrial applications include Oil-Dri's oil, grease and water sorbents, which are cost effective floor maintenance products that provide a non-slip and nonflammable surface for workers. These products are sold through a wide range of distribution channels and have achieved a high level of brand name recognition. Oil-Dri distributes clay-based sorbents sold in granular form and in other configurations such as "socks." Oil-Dri also distributes polypropylene sorbents in various forms such as pads and rolls. Oil-Dri sells its industrial products through a distributor network that includes industrial, auto parts, safety, sanitary supply, chemical and paper distributors and environmental service companies. Oil-Dri supports the efforts of the industrial distributors with specialized divisional sales personnel.

      Oil-Dri also produces a floor absorbent for home and garage use. This product is sold through automobile parts distributors and mass merchandisers.

Patents

      Oil-Dri has obtained or applied for patents for certain of its processes and products. These patents expire at various times, beginning in 2005. Patented processes and products are not material to Oil-Dri's overall business.

Foreign

      Favorite Products Company, Ltd. (d.b.a. Oil-Dri Canada) is a manufacturer and marketer of branded and private label cat litter in the Canadian market place. Among its branded products are Saular(R), a leading cat litter brand in Canada; and Saular(R)Kat-Kit(TM), a disposable cat litter tray and litter combination. Certain of the products sold in Canada are blends of clay and synthetic sorbent materials. Oil-Dri's wholly-owned subsidiary in England, Oil-Dri (U.K.), Ltd., packages clay granules produced by Oil-Dri's domestic manufacturing facilities and, for certain applications, blends a synthetic sorbent material which it manufactures locally. Oil-Dri (U.K.), Ltd. markets these products, primarily in the United Kingdom, as an oil and grease absorbent and as a cat litter. Oil-Dri's wholly owned subsidiary in Switzerland, Oil-Dri S.A., performs various management, customer service and administrative functions for Oil-Dri and its foreign subsidiaries.

      The Company's foreign operations are subject to the normal risks of doing business overseas, such as currency devaluations and fluctuations, restrictions on the transfer of funds and import/export duties. Oil-Dri was not materially impacted by these foreign currency fluctuations in any of its last three fiscal years.

Backlog; Seasonality

      At July 31, 2004, 2003 and 2002, Oil-Dri's backlog of orders was approximately $3,421,000, $4,277,000 and $2,448,000 respectively. Oil-Dri considers its clay sorbent business, taken as a whole, to be only moderately seasonal. However, business activities of certain customers (such as agricultural) are subject to such factors as crop acreage planted and product formulation cycles.

Customers

      Sales to Wal-Mart Stores, Inc. accounted for approximately 18%, 19% and 22% of Oil-Dri's net sales for the fiscal year ended July 31, 2004, 2003 and 2002 respectively. Sales to The Clorox Company accounted for approximately 9%, 9% and 10% of Oil-Dri's net sales for the fiscal year ended July 31, 2004, 2003 and 2002 respectively. The loss of any other of Oil-Dri's customers would not have a materially adverse effect on Oil-Dri.

Competition

      Oil-Dri has approximately seven principal competitors in the United States, some of which have substantially greater financial resources than the Company, which compete with Oil-Dri in certain markets and with respect to certain products. Price, service and technical support, product quality and delivery are the principal methods of competition in Oil-Dri's markets and competition has historically been very vigorous.

Reserves

      Oil-Dri mines sorbent materials, consisting of either montmorillonite, attapulgite or diatomaceous earth on leased or owned land near its manufacturing facilities in Mississippi, Georgia, Illinois and California; it also has reserves in Nevada, Oregon and Tennessee (see "Item 2. Properties" below). Oil-Dri estimates that its proven recoverable reserves of these sorbent materials aggregate approximately 462,467,000 tons. Based on its rate of consumption during the 2004 fiscal year, without regard to any of its reserves in Nevada, Oregon and Tennessee, Oil-Dri considers its proven recoverable reserves adequate to supply Oil-Dri's needs for over 40 years. Although Oil-Dri considers these reserves to be both marketable and extremely valuable to the business, only a small portion of the reserves, those which were acquired in acquisitions, are reflected at cost on the balance sheet.

      It is Oil-Dri's policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. Oil-Dri has a program of exploration for additional reserves and, although reserves have been acquired, Oil-Dri cannot assure that additional reserves will continue to become available. Oil-Dri's use of these reserves will be subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. Also, requirements for environmental compliance may restrict exploration or use of lands that might otherwise be utilized as a source of reserves. During the fiscal year ended July 31, 2004, Oil-Dri utilized these reserves to produce substantially all of the sorbent minerals that it sold.

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

Mining Operations

      Oil-Dri has conducted mining operations in Ripley, Mississippi since 1963; in Ochlocknee, Georgia since 1971; in Blue Mountain, Mississippi since 1989; in Mounds, Illinois since 1998 and in Taft, California since 2002. Oil-Dri's raw materials are surface mined on a year-round basis, generally using large earth moving scrapers, bulldozers, excavators or off-road tucks to remove overburden, and then loaded into dump trucks with backhoe or front end loader for movement to the processing facilities. The mining and hauling of Oil-Dri's clay is performed by Oil-Dri and by independent contractors. Oil-Dri's current operating mines range in distance from immediately adjacent to approximately 13 miles from the related processing plants. Access to processing facilities from the mining areas is generally by private road, and in some instances public highways are utilized. Each of Oil-Dri's processing facilities maintains inventories of unprocessed clay of approximately one week of production requirements. The following schedule summarizes, for each of Oil-Dri's manufacturing facilities, the net book value of land and other plant and equipment:

                                                                                          PLANT AND
                                                                                LAND      EQUIPMENT
                                                                                ----      ---------
                                                                                  (IN THOUSANDS)
Ochlocknee, Georgia.......................................................     $ 2,433    $   9,911
Ripley, Mississippi.......................................................     $ 1,535    $   7,140
Mounds, Illinois..........................................................     $ 1,544    $   6,541
Blue Mountain, Mississippi................................................     $   955    $   5,089
Taft, California..........................................................     $ 1,283    $   3,289

Employees

      As of July 31, 2004, Oil-Dri employed 781 persons, 72 of who were employed by Oil-Dri's foreign subsidiaries. Oil-Dri's corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 44 of Oil-Dri's employees in the U.S. and approximately 28 of Oil-Dri's employees in Canada are represented by labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered satisfactory.

Environmental Compliance

      Oil-Dri's mining and manufacturing operations and facilities in Georgia, Mississippi, California and Illinois are required to comply with state surface mining statutes and various federal, state and local statutes, regulations and ordinances which govern the discharge of materials, water and waste into the environment and restrict mining on wetlands or otherwise regulate Oil-Dri's operations. In recent years, environmental regulation has grown increasingly stringent, a trend that Oil-Dri expects will continue. Oil-Dri endeavors to be in substantial compliance at all times with all applicable environmental controls and regulations. As a result, expenditures relating to environmental compliance have increased over the years; however, these expenditures have not been material. Oil-Dri continues, and will continue, to incur costs in connection with reclaiming exhausted mining sites. The costs of reclamation have not had a material effect on its mining costs. These costs are treated as part of Oil-Dri's mining expense.

      In addition to the environmental requirements relating to mining and manufacturing operations and facilities, there is increasing federal and state legislation and regulation with respect to the labeling, use, and disposal after use, of various Oil-Dri products. Oil-Dri endeavors to be in substantial compliance at all times with that legislation and regulation and to assist its customers in that compliance.

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

      Oil-Dri spent approximately $2,453,000, $1,923,000 and $1,955,000 during its fiscal years ended July 31, 2004, 2003 and 2002, respectively, for research and development. None of such research and development was customer sponsored, and all research and development costs are expensed in the year in which incurred. See Note 1 of the Notes to the Consolidated Financial Statements.

ITEM 2.  PROPERTIES

        Oil-Dri's properties are generally described below:

                        LAND HOLDINGS & MINERAL RESERVES

                                                                               ESTIMATED       ESTIMATED
                    LAND         LAND            LAND                           PROVEN         PROBABLE
                    OWNED       LEASED     UNPATENTED CLAIMS      TOTAL        RESERVES        RESERVES         TOTAL
                    -----       ------     -----------------      -----        --------        --------         -----
                   (ACRES)      (ACRES)         (ACRES)          (ACRES)    (000S OF TONS)  (000S OF TONS)  (000S OF TONS)
California ...          795           --           1,030            1,825          5,997          11,226          17,223
Georgia ......        1,884        1,639              --            3,523         26,455          11,854          38,309
Illinois .....           82          598              --              680          8,163           5,132          13,295
Mississippi ..        2,182          978              --            3,160        112,012         114,923         226,935
Nevada .......          535           --           5,827            6,362        306,830         248,874         555,704
Oregon .......          360           --              --              360             10              35              45
Tennessee ....          178           --              --              178          3,000           3,000           6,000
                 ----------   ----------      ----------       ----------     ----------      ----------      ----------
                      6,016        3,215           6,857           16,088        462,467         395,044         857,511
                 ==========   ==========      ==========       ==========     ==========      ==========      ==========

      See also "Item 1. Business--Reserves"

      There are no mortgages on the real property owned by Oil-Dri. The Mississippi, Georgia, Tennessee, Nevada, California and Illinois properties are primarily mineral in nature. Parcels of such land are also sites of manufacturing facilities operated by Oil-Dri. The Illinois land also includes the site of Oil-Dri's research and development facility. Oil-Dri owns approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing and packaging facility for Oil-Dri's Canadian subsidiary.

      Oil-Dri's mining operations are conducted on leased or owned land. The Georgia, Illinois, and Mississippi mining leases generally require that Oil-Dri pay a minimum monthly rental to continue the lease term. The rental payments are generally applied against a stated royalty related to the number of unprocessed, or in some cases processed, tons of mineral extracted from the leased property. Most of the mining leases generally have no stated expiration dates. Some of the Georgia leases have expiration dates ranging from 2005 to 2053. The expiration of any of these leases would not have a material adverse effect on Oil-Dri. Manufacturing at facilities that are not contiguous with the related mines, Oil-Dri has a variety of access arrangements, some of which are styled as leases. The expiration or termination of any of these arrangements would not have a material adverse effect on the Company.

      Of Oil-Dri's total reserves and land around the plants, certain placer claims and mill sites in California and Nevada are claims leased by Oil-Dri, on which Oil-Dri has the right to conduct mining or processing activities. The validity of title to unpatented claims is dependent upon numerous factual matters. Oil-Dri believes the unpatented claims it leases are in compliance with all applicable federal, state and local mining laws, rules and regulations. Future amendments to existing federal mining laws, however, could have a prospective effect on mining operations on federal lands and include, among other changes, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of Oil-Dri's unpatented claims may become uneconomic. Oil-Dri cannot predict the form that any such amendments might take or whether or when such amendments might be adopted. In addition, the construction and operation of processing facilities on these sites would require the approval of federal, state and local regulatory authorities.

Oil-Dri operates facilities in the following locations:

        LOCATION          OWNED/LEASED   SIZE (SQ. FT.)                 FUNCTION
--------------------------------------------------------------------------------------------------
Alpharetta, Georgia       Leased             26,000       Non-clay processing and warehousing
--------------------------------------------------------------------------------------------------
Blue Mountain,            Both              146,000       Clay mining, manufacturing and
Mississippi                                               packaging
--------------------------------------------------------------------------------------------------
Chicago, Illinois         Leased             20,000       Principal executive office
--------------------------------------------------------------------------------------------------
Mounds, Illinois          Owned             129,000       Clay mining, manufacturing and
                                                          packaging
--------------------------------------------------------------------------------------------------
Coppet, Switzerland       Leased              1,000       Customer service office
--------------------------------------------------------------------------------------------------
Laval, Quebec, Canada     Owned              22,500       Non-clay production and packaging
--------------------------------------------------------------------------------------------------
Ochlocknee, Georgia       Owned             398,000       Clay mining, manufacturing and
                                                          packaging
--------------------------------------------------------------------------------------------------
Ripley, Mississippi       Owned             208,000       Clay mining, manufacturing and
                                                          packaging
--------------------------------------------------------------------------------------------------
Taft, California          Owned             135,000       Clay mining, manufacturing and
                                                          packaging
--------------------------------------------------------------------------------------------------
Vernon Hills, Illinois    Owned              19,100       Research and development
--------------------------------------------------------------------------------------------------
Wisbech, United Kingdom   Leased             66,850       Non-clay production and packaging
--------------------------------------------------------------------------------------------------

The lease for the Alpharetta, Georgia facility expires in 2008. A portion of the Blue Mountain, Mississippi facility is leased by Oil-Dri from the Town of Blue Mountain in connection with industrial revenue bond financing obtained by Oil-Dri in 1988. See Note 4 of Notes to Consolidated Financial Statements. Upon expiration of the relevant leases in 2008 and full payment of the bonds, Oil-Dri has the right to purchase the leased property for $100. The lease for the Chicago, Illinois facility expires in 2018. The lease for the Wisbech, United Kingdom facility expires in 2031. The lease for the Coppet, Switzerland office is on a year-to-year basis.

ITEM 3. LEGAL PROCEEDINGS

      The Company was named as a defendant in an action captioned PSN Illinois LLC v. Oil-Dri Corporation of America filed February 5, 2004 in the United States District Court for the Northern District of Illinois. The lawsuit alleged that most of the Company's scoopable cat litter products infringed two patents owned by the plaintiff. The plaintiff was seeking monetary damages in an unspecified amount, treble damages if the alleged infringement is found to be willful, as well as injunctive relief. On August 12, 2004, the Company announced a settlement and dismissal of the plaintiff's claims. Under terms of the settlement, the Company paid the plaintiff $1,250,000 and the plaintiff granted the Company paid-up licenses of the two patents involved in the litigation as well as a third patent owned by the plaintiff.

      In April 2002, the Company filed parallel actions in state and federal courts in Nevada against Washoe County, Nevada, alleging that the County's denial of a special use permit (sought by the Company in connection with its plan to build a manufacturing facility outside of Reno, Nevada) violated both federal and state law. The lawsuits seek damages resulting from the County's improper denial of the special use permit, which caused the Company to abandon its plan to build the Reno facility. The federal court action has been dismissed on jurisdictional grounds, and the state court action is now proceeding. A hearing on the liability issues in the state court action took place in January 2004; however, no ruling has yet been issued. An adverse decision in the matter would not have a material adverse effect on the Company.

      The Company is involved in other ordinary routine litigation, none of which is material individually or in aggregate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 401(b) OF REGULATION S-K. EXECUTIVE OFFICERS OF OIL-DRI

      The following table gives certain information with respect to the executive officers of Oil-Dri.

                              PRINCIPAL OCCUPATION

          NAME(1)                                  FOR LAST FIVE YEARS                         AGE
          -------                                  -------------------                         ---
Daniel S. Jaffee(1).........   President and Chief Executive Officer of Oil-Dri                 40
                               since August 1997.

Andrew N. Peterson(2).......   Vice President and Chief Financial Officer of Oil-Dri            52
                               since October 2004; Vice President and Chief
                               Financial Officer of Barjan Products, LLC, February
                               2003 to March 2004; Chief Financial Officer and Chief
                               Operating Officer of Cognitive Concepts, Inc., March
                               2000 to March 2002; Chief Financial Officer of
                               PCQuote.com, Inc., April 1999 to March 2000.

Eugene W. Kiesel(3).........   Vice President of Specialty Products Group of Oil-Dri            47
                               since January 2001; Vice President & General Manager
                               of Global Fluids Purification Division from October,
                               1997 to January 2001.


Wade R. Bradley.............   Vice President of Consumer Products Group of Oil-Dri             44
                               since June 2000; Vice President, Industrial & Automotive
                               Products Group from December 1998 to June 2000.

Thomas F. Cofsky(4).........   Vice President of Manufacturing and Logistics of                 43
                               Oil-Dri since June 1999.

Charles P. Brissman.........   Vice President, General Counsel and Secretary                    44
                               of Oil-Dri since October 2002; Chief Counsel, Corporate
                               Development and Asset Distribution, and Chief Litigation
                               Counsel, Heller Financial, Inc. April 1998 to October 2002.

Steven M. Azzarello.........   Vice President of New Product Development of Oil-Dri             45
                               since May 2002; Vice President of Sales and Marketing for
                               the Americas from September 2000 to May 2002; General
                               Sales Manager for the Americas from January 2000
                               to September 2000: Commercial Director, Latin America
                               from September 1999 to January 2000.

      The term of each executive officer expires at the 2004 annual meeting of stockholders and when his successor is elected and qualified.

----------

(1)   Of the persons in this table, only Daniel S. Jaffee is a director.

(2)   Andrew N. Peterson joined the Company on October 8, 2004.

(3) Eugene W. Kiesel has notified the Company of his resignation, effective October 31, 2004.

(4)   Thomas F. Cofsky is Daniel S. Jaffee's brother-in-law.

                                     PART II

ITEM 5. MARKET FOR OIL-DRI'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

      (a). Information with respect to holders of Common Stock and Class B Stock is contained in Note 7 of the Notes to the Consolidated Financial Statements incorporated herein by reference.

      Information concerning stock prices and dividends with regard to the Common Stock of Oil-Dri, which is traded on the New York Stock Exchange, and information concerning dividends with regard to the Class B Stock of Oil-Dri, for which there is no established public trading market, is contained in Note 16 of the Notes to the Consolidated Financial Statements, incorporated herein by reference. No shares of Class A Common Stock are outstanding. Oil-Dri's 1998 Note Agreement with Teachers Insurance and Annuity Association and Prudential Financial (which acquired the retirement services business of Cigna Corporation in April 2004) and Oil-Dri's Credit Agreement with Harris Trust and Savings Bank dated January 29, 1999 as amended, require that certain minimum net worth and tangible net worth levels are to be maintained. To the extent that these balances are not attained, Oil-Dri's ability to pay dividends may be impaired. See Note 4 of the Notes to the Consolidated Financial Statements.

      (c). The following chart summarizes Common Stock repurchases for the three months ended July 31, 2004.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                 TOTAL NUMBER OF
                                                SHARES PURCHASED      (d) MAXIMUM
                     (a) TOTAL       (b)           AS PART OF       NUMBER OF SHARES
FOR THE THREE        NUMBER OF     AVERAGE          PUBLICLY        THAT MAY YET BE
 MONTHS ENDED         SHARES     PRICE PAID      ANNOUNCED PLANS    PURCHASED UNDER
JULY 31, 2004        PURCHASED    PER SHARE        OR PROGRAMS     PLANS OR PROGRAMS
------------------------------------------------------------------------------------
May 1, 2004 to
May 31, 2004            1,700       $16.67            1,700              210,504

------------------------------------------------------------------------------------

June 1, 2004 to
June 30, 2004          24,300       $16.07           24,300              186,204

------------------------------------------------------------------------------------

July 1, 2004 to
July 31, 2004           3,700       $16.72            3,700              182,504

------------------------------------------------------------------------------------

                      (This page intentionally left blank.)

ITEM 6. SELECTED FINANCIAL DATA

                                 TEN YEAR SUMMARY OF FINANCIAL DATA

                                                       2004           2003           2002           2001
                                                    ----------     ----------     ----------     ----------
                                                         (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
Summary of Operations ...........................
Net Sales .......................................   $  185,511     $  173,041     $  162,345     $  160,669
Cost of Sales ...................................      142,263        137,413        131,265        131,804
                                                    ----------     ----------     ----------     ----------
Gross Profit ....................................       43,248         35,628         31,080         28,865
Other Contractual Income & Charges ..............       (1,250)           675             --          4,278
Loss on Impaired Long-Lived Assets ..............         (464)            --         (3,213)            --
Selling, General and Administrative Expenses ....      (32,975)       (29,686)       (27,878)       (28,977)
Restructuring and Special Charges ...............           --             --             --             --
                                                    ----------     ----------     ----------     ----------
Income (Loss) from Operations ...................        8,559          6,617            (11)         4,166
                                                    ----------     ----------     ----------     ----------
Other Income (Expense)
  Interest Income ...............................          222            216            295            235
  Interest Expense ..............................       (2,079)        (2,361)        (2,575)        (2,916)
  Foreign Exchange Gains (Losses) ...............          (26)            22           (133)          (228)
  Gain on the Sale of Mineral Rights ............           --            139            769             --
  Other, Net ....................................          255           (291)            96            212
                                                    ----------     ----------     ----------     ----------
    Total Other Expense, Net ....................       (1,628)        (2,275)        (1,548)        (2,697)
                                                    ----------     ----------     ----------     ----------
Income (Loss) before Income Taxes ...............        6,931          4,342         (1,559)         1,469
Income Taxes (Benefit) ..........................        1,898          1,259           (465)           556
                                                    ----------     ----------     ----------     ----------
Net Income (Loss) ...............................   $    5,033     $    3,083     $   (1,094)    $      913
                                                    ==========     ==========     ==========     ==========
AVERAGE SHARES OUTSTANDING
  Diluted .......................................        5,962          5,708          5,614          5,613
NET INCOME (LOSS) PER SHARE
  Diluted .......................................   $     0.84     $     0.54     $    (0.19)    $     0.16
IMPORTANT HIGHLIGHTS
  Total Assets ..................................   $  128,875     $  126,823     $  125,035     $  130,524
  Long-Term Debt ................................   $   23,320     $   27,400     $   31,400     $   34,256
  Working Capital ...............................   $   40,945     $   35,396     $   37,652     $   36,100
  Working Capital Ratio .........................          2.5            2.4            2.9            2.8
  Book Value per Share ..........................   $    13.19     $    12.38     $    12.30     $    12.80
  Dividends Declared ............................   $    2,050     $    1,883     $    1,894     $    1,892
  Capital Expenditures ..........................   $    6,067     $    4,882     $    4,096     $    5,609
  Depreciation and Amortization .................   $    8,057     $    8,534     $    8,785     $    9,089
  Net Income (Loss) as a Percent of Sales .......          2.7%           1.8%          (0.7%)          0.6%
  Return on Average Stockholders' Equity ........          7.1%           4.5%          (1.6%)          1.3%
  Gross Profit as a Percent of Net Sales ........         23.3%          20.6%          19.1%          18.0%
  Operating Expenses as a Percent of Net Sales ..         18.7%          16.8%          19.2%          15.4%

                                  YEAR ENDED JULY 31
                                  ------------------
   2000           1999           1998           1997           1996           1995
----------     ----------     ----------     ----------     ----------     ----------
$  164,044     $  163,888     $  152,194     $  148,895     $  144,210     $  148,861
   127,434        121,230        111,990        109,906        108,997        109,288
----------     ----------     ----------     ----------     ----------     ----------
    36,610         42,658         40,204         38,989         35,213         39,573
        --             --             --             --             --             --
        --             --             --             --             --             --
   (29,617)       (30,907)       (28,646)       (28,320)       (28,309)       (26,863)
    (1,239)            --         (3,129)            --           (921)            --
----------     ----------     ----------     ----------     ----------     ----------
     5,754         11,751          8,429         10,669          5,983         12,710
----------     ----------     ----------     ----------     ----------     ----------

       206            480            491            637            587            448
    (3,185)        (3,185)        (2,049)        (1,775)        (1,917)        (1,921)
      (173)          (124)          (146)            --             (7)            (5)
        --             --             --             --             --             --
       446          1,114           (119)           (17)           137            (84)
----------     ----------     ----------     ----------     ----------     ----------
    (2,706)        (1,715)        (1,823)        (1,155)        (1,200)        (1,562)
----------     ----------     ----------     ----------     ----------     ----------
     3,048         10,036          6,606          9,514          4,783         11,148
       821          2,860          1,883          2,721          1,409          3,145
----------     ----------     ----------     ----------     ----------     ----------
$    2,227     $    7,176     $    4,723     $    6,793     $    3,374     $    8,003
==========     ==========     ==========     ==========     ==========     ==========

     5,677          5,996          6,165          6,599          6,807          6,936

$     0.39     $     1.20     $     0.77     $     1.03     $     0.50     $     1.15

$  132,844     $  133,750     $  134,215     $  114,558     $  117,693     $  116,988
$   39,434     $   38,150     $   39,976     $   17,052     $   18,978     $   20,422
$   38,875     $   37,141     $   36,283     $   31,165     $   30,399     $   33,074
       3.6            3.3            3.1            3.0            2.7            3.1
$    13.01     $    13.00     $    12.15     $    12.03     $    11.46     $    11.35
$    1,900     $    1,904     $    1,808     $    1,936     $    2,022     $    2,047
$    6,001     $    8,495     $    6,496     $    5,395     $    7,184     $    7,032
$    9,099     $    8,497     $    7,832     $    7,587     $    7,926     $    7,808
       1.4%           4.4%           3.1%           4.6%           2.3%           5.4%
       3.0%           9.8%           6.3%           8.8%           4.3%          10.6%
      22.3%          26.0%          26.4%          26.2%          24.4%          26.6%
      18.8%          18.9%          20.9%          19.0%          20.3%          18.0%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Fiscal 2004 Compared to Fiscal 2003

      Consolidated net sales for the year ended July 31, 2004 were $185,511,000, an increase of 7.2% from net sales of $173,041,000 in fiscal 2003. Net income for the year was $5,033,000, an increase of 63.3% compared to the profit reported in fiscal 2003 of $3,083,000. Diluted income per share was $0.84 in fiscal 2004, versus a diluted income per share of $0.54 in fiscal 2003. Fiscal 2004 net income was positively impacted by the additional gross profit associated with the 7.2% sales increase, foreign and domestic price increases and generally improved manufacturing performance. Fiscal 2004 income was negatively impacted by a $464,000 pre-tax loss on impaired assets, a $1,250,000 pre-tax charge to settle a patent infringement lawsuit and $700,000 of pre-tax defense costs associated with the Company's settlement of the patent infringement litigation.

      Fiscal 2003 net income was positively impacted by a pre-tax gain of $139,000 on the sale of mineral rights, a pre-tax contractual payment of $675,000 from a customer that failed to meet minimum purchase requirements under a supply agreement with the Company, a pre-tax gain on real estate sales of $310,000, improved sales and reduced distribution costs. The increase in net income was partially offset by a pre-tax write-off associated with the closure of the Christmas Valley, Oregon production facility in the fourth quarter of $573,000, a pre-tax asset write-off of $385,000 and a pre-tax goodwill write-off of $350,000 related to an equity investment. See Note 2 of the Notes to the Consolidated Financial Statements for a discussion of the loss on impaired long-lived assets; the settlement of the patent infringement lawsuit; the gains on the sale of land and mineral rights, the other contractual income and the 2003 closure and write-off of the Christmas Valley production plant.

      Net sales of the Consumer Products Group for fiscal 2004 were $114,027,000, an increase of 8.5% from net sales of $105,108,000 in fiscal 2003. This segment's operating income increased 31.4% from $13,343,000 in fiscal 2003 to $17,532,000 in fiscal 2004. The net sales increase was driven by a full year's sales of the Jonny Cat(R) product line in fiscal 2004 (versus seven months in fiscal 2003), which also positively contributed to the segment's increased gross profit. Also contributing to the sales and profit increases were sales increases in the Cat's Pride scooping litters and private label litter for Wal-Mart. The improved performance was facilitated by price increases and lower purchasing costs on selected materials. Offsetting part of the gross profit increase associated with the increased sales were increases in commissions and advertising and trade spending expenses. The expense increases were incurred in an effort to stabilize the market share of the Jonny Cat product line and to continue to grow other product lines in this group. The Company's sale of its dog treats business in the third quarter of fiscal 2004 did not have a material impact on this group's sales or profitability.

      Net sales of the Specialty Products Group for fiscal 2004 were $27,759,000, an increase of 11.1% from net sales of $24,990,000 in fiscal 2003. This segment's operating income increased 23.0% from $4,927,000 in fiscal 2003 to $6,058,000 in fiscal 2004. The profit increase was driven by improved sales in the animal health and nutrition market, led by Poultry Guard(R) litter amendments and ConditionAde(R) binding agents, and by price increases in animal health and nutrition and bleaching earth. The growth was attributable to new customers in Asia and Latin America as a result of an increased sales focus and enhanced training of distributors. Sales growth was also seen in the bleaching earth business in North America. Offsetting part of the gross profit increase were expense increases in outside services, travel and commissions to support the market expansion and increased technical services costs.

      Net sales of the Crop Production and Horticultural Products Group for fiscal 2004 were $21,006,000, a decrease of 3.7% from net sales of $21,820,000 in fiscal 2003. The net sales decrease resulted primarily from decreased sales of Agsorb(R) drying agents and agricultural carriers, and decreased sales of Pro's Choice(R) sports field products. The agricultural carriers business softened in the second half of fiscal 2004 due to general concerns related to the future direction of genetically modified seeds. The sports field products sales have declined due to slower golf course construction sales. This segment's operating income increased by 18.3% from $2,614,000 in fiscal 2003 to $3,092,000 in fiscal 2004. The increase in operating income was driven by price increases and by a reduction of freight costs due to a better geographical mix of customers close to the Company's facilities.

      Net sales of the Industrial and Automotive Products Group for fiscal 2004 were $22,719,000, an increase of 7.6% from net sales of $21,123,000 in fiscal 2003. An increase in sales of industrial absorbents was due to additional volume generated by a full year of production from the acquired production facility in Taft, California versus seven months in fiscal 2003. Also price increases in both clay and synthetic products and sales efforts focused on key growth accounts contributed to the increased net sales. This segment's operating income improved from a loss of $826,000 in fiscal 2003 to a loss of $452,000 in fiscal 2004. The improvement was driven by increased volumes and prices.

      Consolidated gross profit as a percentage of net sales for fiscal 2004 increased to 23.3% from 20.6% in fiscal 2003 primarily as a result of a full year's sales of the Jonny Cat product line in fiscal 2004 (versus seven months in fiscal 2003), lower purchasing costs on selected materials in the Consumer Products Group, increased sales of animal health and nutrition products in the Specialty Products Group, and price increases in all groups. Also contributing to the increased gross profit was a 2.6% reduction in non-fuel manufacturing costs. Gross profit was negatively impact by a 14% increase in fuel costs as compared to fiscal 2003.

      The Christmas Valley closure negatively impacted the overall gross profit in fiscal 2003. Approximately $484,000 of the $573,000 write-off was reflected in cost of goods sold. This adjustment reduced the gross profit percentage from 20.9% for the year, down to the final reported level of 20.6%.

      Operating expenses as a percentage of net sales for fiscal 2004 increased to 18.7% from the 16.8% reported in fiscal 2003. Excluding the other contractual income and charges in both fiscal 2004 and fiscal 2003 and the loss on impaired assets in fiscal 2004, operating expenses increased from 17.2% in fiscal 2003 to 17.8% in fiscal 2004. Most of this increase was due to expense increases discussed above in the Consumer Products and Specialty Products segments and the defense costs associated with the patent infringement litigation.

      Interest expense for fiscal 2004 decreased 11.9% from fiscal 2003 due to the reduction in outstanding debt of $4,000,000.

      The Company's effective tax rate was 27.4% of pre-tax income in fiscal 2004 versus 29.0% in fiscal 2003. Contributing to the decrease in the effective tax rate for fiscal 2004 was a change in estimate in calculating the Company's depletion deduction and the Company's decision to change from a separate company federal tax filing to a consolidated company federal tax filing, which has allowed the Company to better utilize its various tax attributes. Negatively impacting the tax rate in fiscal 2004 was a $210,000 tax expense recorded on certain unremitted earnings of the Company's Switzerland subsidiary. This charge was taken to reflect the estimated potential impact of repatriating certain cash balances held by that subsidiary.

      Total assets of the Company increased $2,052,000 or 1.6% during fiscal 2004. Current assets increased $7,351,000 or 12.1% from the fiscal 2003 year-end balances, primarily due to increases in cash and cash equivalents, investments in securities, accounts receivable, prepaid expenses. The increase in cash and investments was due the improved financial performance of the Company. Also, in fiscal 2003 the Company's cash position was reduced by over $6,000,000 spent to consummate the purchase of the Jonny Cat brand from Clorox. See Note 5 of the Notes to the Consolidated Financial Statements.

      The increase in prepaid expenses was due to a reclassification of the deferred tax assets from long-term to current based on an analysis of the composition of the deferred tax assets. Offsetting some of the increase were decreases in inventories and prepaid overburden expense.

      Property, plant and equipment, net of accumulated depreciation decreased $1,224,000, or 2.5%, from the year-end balance in fiscal 2003. The decrease in property, plant and equipment was due to normal depreciation expense exceeding capital investments. Offsetting part of this decrease was the adoption of EITF 04-02 "Whether Mineral Rights are Tangible or Intangible Assets," which required the Company to reclassify $1,205,000 from intangible assets to property, plant and equipment.

      Total liabilities decreased $1,192,000, or 2.1%, during fiscal 2004. Current liabilities increased $1,802,000 or 7.1% during fiscal 2004, primarily due to increased salaries, wages and commissions payable, accrued trade promotions, and other accrued expenses. The settlement of patent infringement litigation, described in Note 2 of the Notes of the Consolidated Financial Statements, drove the increase in other accrued expenses. Offsetting some of the increase was a decrease in accounts payable. Long-term debt decreased approximately $4,000,000 due to principal payments.

Expectations

      The Company believes that sales for fiscal 2005 should show a one to three percent increase over those reported in fiscal 2004. The Company continues to focus on replacing low margin business with higher margin business, while also focusing on new product development. The Company anticipates continuing the progress made in lowering non-fuel manufacturing costs and improving branded product mix in fiscal 2005. Also, the Company does not expect any significant non-recurring charges in the upcoming fiscal year. Therefore, the Company estimates earnings per diluted share for fiscal 2005 to be in the range of $1.20 to $1.30.

Liquidity and Capital Resources

      Working capital increased $5,549,000 during fiscal 2004 to $40,945,000, primarily due to increased cash and cash equivalents, investments in Treasury and debt securities, and prepaid expenses and other and decreased accounts payable. The increase in cash and investments was due to the improved financial performance of the Company and the fact that capital expenditures continued to be less than depreciation and amortization. In addition, the Company received $2,241,000 associated with the termination of two split-dollar life insurance plans and the $325,000 for the sale of its dog treats business. In fiscal 2003 the Company's cash position was reduced by over $6,000,000 spent to consummate the purchase of the Jonny Cat brand from Clorox. Partially offsetting some of the increase in working capital were increases in other accrued expenses. These increases were driven in large part by increased legal expenses and settlement costs associated with the PSN lawsuit.

      Cash provided by operating activities was used to fund capital expenditures of $6,067,000, payments on long-term debt of $4,000,000, repurchases of treasury stock of $1,824,000 and dividend payments of $1,998,000. Total cash and investment balances held by the Company's foreign subsidiaries at July 31, 2004 and July 31, 2003 were $3,633,000 and $2,557,000, respectively.
The increase in foreign cash and investments was driven by the improved operating performance in the Company's Canadian subsidiary.

      Accounts receivable, less allowance for doubtful accounts, increased by 1.7%, or $401,000 for fiscal 2004. During fiscal 2004 the Company experienced a decrease in bad debts expense, from the $387,000 in fiscal 2003 to $201,000 in fiscal 2004. The Company maintains policies and practices to monitor the creditworthiness of its customers. These policies include maintaining and monitoring a list of customers whose creditworthiness has diminished. The total balance of accounts receivable for accounts on that list represents approximately 1.8% and 1.4% of the Company's outstanding receivables at July 31, 2004 and 2003 respectively.

      The table listed on the following page summarizes the Company's contractual obligations and commercial commitments at July 31, 2004 for the timeframes listed:

CONTRACTUAL OBLIGATIONS

                                                    PAYMENTS DUE BY PERIOD
                         --------------------------------------------------------------------------
    CONTRACTUAL                           LESS THAN 1       1 - 3         4 - 5          AFTER 5
    OBLIGATIONS             TOTAL            YEAR           YEARS         YEARS           YEARS
---------------------    ------------   --------------   -----------   ------------   -------------
Long-Term Debt           $ 27,400,000   $    4,080,000   $ 7,160,000   $  8,160,000   $   8,000,000
Operating Leases           12,900,000        1,656,000     2,651,000      2,170,000       6,423,000
Capital Leases                123,000           31,000        67,000         25,000

Unconditional
Purchase Obligations        2,932,000        2,932,000            --             --              --
                         ------------   --------------   -----------   ------------   -------------
Total Contractual
Cash Obligations         $ 43,355,000   $    8,699,000   $ 9,878,000   $ 10,355,000   $ 14,423,000
                         ============   ==============   ===========   ============   =============

OTHER COMMERCIAL COMMITMENTS

                                      AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                        ---------------------------------------------------------------------
                           TOTAL
  OTHER COMMERCIAL        AMOUNTS     LESS THAN 1      1 - 3         4 - 5         AFTER 5
    COMMITMENTS          COMMITTED       YEAR          YEARS         YEARS          YEARS
---------------------   -----------   -----------   -----------   -----------   -------------
Standby Letters of
Credit                  $ 3,073,000   $ 3,073,000   $        --   $        --   $          --
Other Commercial
Commitments               3,671,000     3,671,000            --            --              --
                        -----------   -----------   -----------   -----------   -------------
Guarantees                3,000,000       500,000            --     2,500,000              --
                        -----------   -----------   -----------   -----------   -------------
Total Commercial
Commitments             $ 9,744,000   $ 7,244,000   $        --   $ 2,500,000   $          --
                        ===========   ===========   ===========   ===========   =============

      The Company's liquidity needs have been, and are expected to be, met through internally generated funds and, to the extent needed, borrowings under the Company's revolving credit facility with Harris Trust and Savings. During the second quarter of fiscal 2004 the Company extended the Harris Trust and Savings agreement to January 2005. As of July 31, 2004, the Company had $7,500,000 available under the credit facility. The Credit Agreement, as amended, contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit the Company's ability to incur additional indebtedness or to acquire or dispose of assets and to pay dividends.

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

The Company as part of its normal course of business guarantees certain debts and trade payables of its wholly owned subsidiaries. These arrangements are made at the request of the subsidiaries creditors, as separate financial statements are not distributed for the wholly owned subsidiaries. As of July 31, 2004, the value of these guarantees was $500,000 of short-term liabilities and $2,500,000 of long-term debt.

Results of Operations
Fiscal 2003 Compared to Fiscal 2002

      Consolidated net sales for the year ended July 31, 2003 were $173,041,000, an increase of 6.6% from net sales of $162,345,000 in fiscal 2002. Net income for the year was $3,083,000, an increase of $4,177,000 compared to the loss reported in fiscal 2002 of $1,094,000. Diluted income per share was $0.54 in fiscal 2003, versus a diluted loss per share of $0.19 in fiscal 2002. The fiscal 2003 net income was positively impacted by a pre-tax gain of $139,000 on the sale of mineral rights, a pre-tax contractual payment of $675,000 from a customer that failed to meet minimum purchase requirements under a supply agreement with the Company, a pre-tax gain on real estate sales of $310,000, improved sales and reduced distribution costs. The increase in net income was partially offset by a pre-tax write-off associated with the closure of the Christmas Valley, Oregon production facility in the fourth quarter of $573,000, a pre-tax asset write-off of $385,000 and a pre-tax goodwill write-off of $350,000 related to the Company's equity investment in Kamterter. The fiscal 2002 loss was driven by a $3,213,000 pre-tax write-off associated with a loss on impaired long-lived assets. Partially offsetting this loss was a $937,000 pre-tax gain on the sales of land and mineral rights. See Note 2 in the Notes to the Consolidated Financial Statements for a discussion of the loss on impaired long-lived assets; the gains on the sale of land and mineral rights, the other contractual income and the 2003 closure and write-off of the Christmas Valley production plant.

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

      Net sales of the Specialty Products Group for fiscal 2003 were $24,990,000, an increase of 2.0% from net sales of $24,499,000 in fiscal 2002. This segment's operating income increased 15.1% from $4,280,000 in fiscal 2002 to $4,927,000 in fiscal 2003. The profit increase was driven by improved sales of PelUnite(R) and PelUnite PlusTM animal feed binding agents and by improved pricing from the bleaching earth products due to changes in the geographical sales mix.

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

Significant Accounting Policies

      Management's discussion and analysis of the financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with the generally accepted accounting principles of the United States. The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provides accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies stated in Note 1 of the Notes to the Consolidated Financial Statements, the policies listed below involve a higher degree of judgment and/or complexity. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates included inventory reserves, allowance for doubtful accounts and the amount of prepaid overburden. Actual results could differ from these estimates.

      Revenue Recognition. Under the terms of its sales agreements with customers, the Company recognizes revenue when title is transferred. Upon shipment an invoice is generated that sets the fixed and determinable price. Sales returns and allowances, which have historically not been material, are reviewed to determine if any additional reserve is necessary. Sales returns and allowances are not material due to the nature of the Company's business. Allowance for doubtful accounts are evaluated by the Company utilizing a combination of a historical percentage of sales by division and specific customer account analysis. The Company maintains and monitors a list of customers whose creditworthiness has diminished. This list is used as part of the specific customer account analysis.

      Inventories. Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. The Company performs a detailed review of its inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of the Company's operating facilities and sales divisions to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at July 31, 2004, 2003 and 2002 were $641,000, $568,000 and $341,000 respectively.

      Prepaid Overburden Removal and Mining Costs. As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases. A significant part of the Company's overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of the Company's production processes. The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid overburden removal expense is amortized over the estimated available material. The Company had $2,407,000 and $2,492,000 of prepaid expense recorded on its consolidated balance sheet, as of July 31, 2004 and July 31, 2003, respectively. The Company amortized to current expense approximately $2,895,000 of previously recorded prepaid expense in fiscal 2004, $3,552,000 in fiscal 2003 and $3,918,000 in fiscal 2002.

      To determine the value of prepaid overburden, the Company's mining personnel survey the individual mining areas. The estimation work is conducted utilizing a combination of manual and computerized survey tools. Once the survey data is recorded it is charted on numerous topographical maps of the mining areas. Finally based on the survey data, maps and professional judgment of the mining engineers' estimates are developed.

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

      Stock Based Compensations. The Company applies the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related other interpretations to account for its stock option plans. All the outstanding options issued under the plans have had exercise prices equal to the market value on the day of issue. Accordingly, the Company has not recorded any compensation expense associated with its issuance of stock options. The Company has recorded as expense the fair market value on the date of issue of any restricted stock awards granted. The fair value of the issued stock options is estimated on the grant date using the Black-Scholes Option Pricing Method. Had the Company accounted for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company would have reported in 2004, 2003 and 2002 additional employee compensation expense (net of related tax effect) of approximately $301,000, $686,000 and $769,000 respectively.

Recently Issued Accounting Standards

      In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal periods beginning after December 15, 2003. This revised statement requires additional annual disclosures regarding types of plan assets, investment strategy, future plan contributions, expected benefit payments and other items. The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions. The Company has adopted SFAS No. 132 (revised 2003) in fiscal 2004.

      In March of 2004, The Emerging Issues Task Force (EITF) issued EITF 04-02, "Whether Mineral Rights are Tangible or Intangible Assets and Related Issues." Under the provisions of EITF 04-02, mineral rights, as defined in the Issue, are tangible assets. The guidance in this EITF became effective for the first reporting period beginning after April 29, 2004. This guidance caused the Company to reclassify certain assets from intangible to tangible assets in the Consolidated Balance Sheet dated July 31, 2004 and prior years. The adoption of EITF 04-02 required the Company to reclassify $1,205,000 from intangible assets to property, plant and equipment.

      In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-06, "Participating Securities and the Two-Class Method under SFAS 128 on EPS" ("EITF 03-06"). EITF 03-06 provided guidance in determining when the "Two-Class" method, as defined in SFAS No. 128 "Earnings per Share" is to be utilized in calculating earnings per share. The Company was required to adopt EITF 03-06 for the quarter and year ended July 31, 2004. The Common Stock of the Company has a 33.3% dividend preference to the Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, may be converted at any time on a one for one basis for the Common Stock at the option of the holder of the Class B Common Stock. EITF 03-06 requires the income per share for each class of common stock to be calculated assuming 100% of the Company's earnings are distributed as dividends to each class of common stock.

The effective result of EITF 03-06 has been that the basic earnings per share for the Common Stock will be approximately 33% greater than the basic earnings per share of the Class B Common Stock.

Foreign Operations

      Net sales by the Company's foreign subsidiaries during fiscal 2004 were $13,397,000 or 7.2% of total Company sales. This represents an increase of 17.5% from fiscal 2003, in which foreign subsidiary sales were $11,400,000 or 6.6% of total Company sales. This increase in sales was seen largely in the Company's Canadian operation where the addition of the Jonny Cat product line, positive currency movement of the Canadian dollar and price increases positively impact its results. For fiscal 2004, the foreign subsidiaries reported a gain of $615,000, an improvement of $334,000 from the $281,000 gain reported in fiscal 2003. The improvement for the year was due to improved sales and lower distribution costs at the Company's Canadian operation. Identifiable assets of the Company's foreign subsidiaries as of July 31, 2004 were $11,271,000 compared to $9,737,000 as of July 31, 2003. Most of the increase in identifiable assets was in cash and investments at the Company's Canadian operation.

      Net sales by the Company's foreign subsidiaries during fiscal 2003 were $11,400,000 or 6.6% of total Company sales. This represents an increase of 6.0% from fiscal 2002, in which foreign subsidiary sales were $10,754,000 or 6.6% of total Company sales. This increase in sales was seen largely in the Company's Canadian operation where the addition of the Jonny Cat product line and price increases positively impacted its results. For fiscal 2003, the foreign subsidiaries reported a gain of $281,000, an improvement of $188,000 from the $93,000 gain reported in fiscal 2002. The improvement for the year was due to improved sales and lower material costs at the Company's Canadian operation. Identifiable assets of the Company's foreign subsidiaries as of July 31, 2003 were $9,737,000 compared to $9,542,000 as of July 31, 2002.

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

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to interest rate risk and employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short-term investments. The Company had two interest rate swap agreements as of July 31, 2004. The Company believes that the market risk arising from holdings of its financial instruments is not material.

      The Company is exposed to currency risk as it relates to certain accounts receivables and the Company's foreign operations. The Company has always determined that the currency risk is immaterial to the overall presentation of the financial statements. However, the Company began a program in fiscal 2004 of hedging certain receivable balances in a further attempt to minimize the risk.

      The Company is exposed to regulatory risk in the fluid purification and agricultural markets, principally as a result of the risk of increasing regulation of the food chain in the United States and Europe. The Company actively monitors developments in this area, both directly and through trade organizations of which it is a member.

      The Company is exposed to commodity price risk with respect to natural gas. The Company has contracted for a portion of its fuel needs for fiscal 2005 using forward purchase contracts to manage the volatility related to this exposure. These contracts will reduce the volatility in fuel prices, and the weighted average cost of these contracts has been estimated to be approximately 11.5% higher than the contracts for fiscal 2004. These contracts were entered into during the normal course of business and no contracts were entered into for speculative purposes.

      The table below provides information about the Company's natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the table presents the notional amounts in MMBtu's, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2005. The Fair Value was determined using the "Most Recent Settle" price for the "Henry Hub Natural Gas" option contract prices as listed by the New York Mercantile Exchange on September 28, 2004.

                           COMMODITY PRICE SENSITIVITY
                          NATURAL GAS FUTURE CONTRACTS
                        FOR THE YEAR ENDING JULY 31, 2005

                                              Expected 2005 Maturity            Fair Value
                                              ----------------------            ----------
Natural Gas Future Volumes (MMBtu)                     464,400
Weighted Average Price (Per MMBtu)                  $     6.31
Contract Amount ($ U.S., in thousands)              $  2,932.5                  $  3,021.7
                                                    ==========                  ==========

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

                      (This page intentionally left blank.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS

                                                                                            JULY 31,
                                                                                -----------------------------------
                                                                                  2004                    2003
                                                                               ------------            ------------
                                                                                    (IN THOUSANDS OF DOLLARS)
                                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents..........................................          $      6,348            $      4,753
  Investment in treasury securities..................................                13,942                  11,917
  Investment in debt securities......................................                 2,779                      --
  Accounts receivable, less allowance of $608 in 2004 and
   $441 in 2003......................................................                24,169                  23,768
  Inventories........................................................                12,399                  12,819
  Prepaid overburden removal expense.................................                 2,407                   2,492
  Deferred income taxes..............................................                 2,330                   1,473
  Prepaid expenses and other assets..................................                 3,607                   3,408
                                                                               ------------            ------------
          Total Current Assets.......................................                67,981                  60,630
                                                                               ------------            ------------
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Buildings and leasehold improvements...............................                22,319                  21,928
  Machinery and equipment............................................                94,215                  93,078
  Office furniture and equipment.....................................                10,722                  10,137
  Vehicles...........................................................                 4,368                   4,739
                                                                               ------------            ------------
                                                                                    131,624                 129,882
  Less accumulated depreciation and amortization.....................               (97,696)                (92,250)
                                                                               ------------            ------------
                                                                                     33,928                  37,632
  Construction in progress...........................................                 3,619                   2,563
  Land...............................................................                10,255                   8,831
                                                                               ------------            ------------
          Total Property, Plant and Equipment, Net...................                47,802                  49,026
                                                                               ------------            ------------
OTHER ASSETS
Goodwill.............................................................                 5,162                   5,115
Intangibles (Net of accumulated amortization
   of $2,611 in 2004 and $2,474 in 2003).............................                 2,389                   3,869
Deferred income taxes................................................                 1,556                   2,617
Other................................................................                 3,985                   5,566
                                                                               ------------            ------------
          Total Other Assets.........................................                13,092                  17,167
                                                                               ------------            ------------
Total Assets.........................................................          $    128,875            $    126,823
                                                                               ============            ============

The accompanying notes are an integral part of the consolidated financial statements.

                                                                                           JULY 31,
                                                                             ------------------------------------
                                                                                2004                     2003
                                                                             -----------              -----------
                                                                                  (IN THOUSANDS OF DOLLARS)
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of notes payable................................        $     4,080              $     4,000
  Accounts payable...................................................              5,701                    6,856
  Dividends payable..................................................                513                      461
  Accrued expenses
   Salaries, wages and commissions...................................              4,747                    4,250
   Trade promotions and advertising..................................              4,715                    4,160
   Freight...........................................................              1,088                    1,089
   Other.............................................................              6,192                    4,418
                                                                             -----------              -----------
          Total Current Liabilities..................................             27,036                   25,234
                                                                             -----------              -----------
NONCURRENT LIABILITIES
  Notes payable......................................................             23,320                   27,400
  Deferred compensation..............................................              3,455                    3,212
  Other..............................................................              2,806                    1,963
                                                                             -----------              -----------
          Total Noncurrent Liabilities...............................             29,581                   32,575
                                                                             -----------              -----------
          Total Liabilities..........................................             56,617                   57,809
                                                                             -----------              -----------
STOCKHOLDERS' EQUITY
  Common Stock, par value $.10 per share, issued 5,583,960
   shares in 2004 and 5,472,935 in 2003..............................                559                      547
  Class B Stock, par value $.10 per share, issued 1,792,583
   shares in 2004 and 1,765,083 in 2003..............................                179                      177
  Additional paid-in capital.........................................              9,301                    7,646
  Retained earnings..................................................             90,985                   88,002
  Restricted unearned stock compensation.............................                 (9)                     (37)
  Cumulative translation adjustment..................................               (694)                  (1,082)
                                                                             -----------              -----------
                                                                                 100,321                   95,253
  Less treasury stock, at cost (1,538,571 common and
   342,241 Class B shares at July 31, 2004 and 1,419,065
   Common and 342,241 Class B shares at July 31, 2003)...............            (28,063)                 (26,239)
                                                                             -----------              -----------
          Total Stockholders' Equity.................................             72,258                   69,014
                                                                             -----------              -----------
Total Liabilities and Stockholders' Equity...........................        $   128,875              $   126,823
                                                                             ===========              ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEAR ENDED JULY 31,
                                                              -----------------------------------------------------
                                                                 2004                 2003                 2002
                                                              -----------          -----------          -----------
                                                                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
NET SALES............................................         $   185,511          $   173,041          $   162,345
COST OF SALES........................................             142,263              137,413              131,265
                                                              -----------          -----------          -----------
GROSS PROFIT.........................................              43,248               35,628               31,080
OTHER CONTRACTUAL INCOME & CHARGES                                 (1,250)                 675                   --
LOSS ON IMPAIRED LONG-LIVED ASSETS...................                (464)                  --               (3,213)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........             (32,975)             (29,686)             (27,878)
                                                              -----------          -----------          -----------
INCOME (LOSS) FROM OPERATIONS........................               8,559                6,617                  (11)
                                                              -----------          -----------          -----------
OTHER INCOME (EXPENSE)...............................
  Interest income....................................                 222                  216                  295
  Interest expense...................................              (2,079)              (2,361)              (2,575)
  Foreign exchange gain (losses).....................                 (26)                  22                 (133)
  Other investment (loss)............................                  --                  (40)                (187)
  Gain on the sale of mineral rights.................                  --                  139                  769
  Other, net.........................................                 255                 (251)                 283
                                                              -----------          -----------          -----------
          Total Other Expense, Net...................              (1,628)              (2,275)              (1,548)
                                                              -----------          -----------          -----------
INCOME (LOSS) BEFORE INCOME TAXES....................               6,931                4,342               (1,559)
INCOME TAXES (BENEFIT)...............................               1,898                1,259                 (465)
                                                              -----------          -----------          -----------
NET INCOME (LOSS)....................................         $     5,033          $     3,083          $    (1,094)
                                                              ===========          ===========          ===========
NET INCOME (LOSS) PER SHARE..........................
  Basic Common.......................................         $      0.98          $      0.59          $     (0.19)
                                                              ===========          ===========          ===========
  Basic Class B Common...............................         $      0.74          $      0.44          $     (0.19)
                                                              ===========          ===========          ===========
  Diluted............................................         $      0.84          $      0.54          $     (0.19)
                                                              ===========          ===========          ===========
AVERAGE SHARES OUTSTANDING...........................
  Basic Common.......................................               4,040                4,151                4,191
                                                              ===========          ===========          ===========
  Basic Class B Common...............................               1,437                1,423                1,423
                                                              ===========          ===========          ===========
  Diluted............................................               5,962                5,708                5,614
                                                              ===========          ===========          ===========

The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            RESTRICTED                   ACCUMULATED
                                 COMMON        ADDITIONAL                    UNEARNED                       OTHER         TOTAL
                                 & CLASS        PAID-IN      RETAINED         STOCK        TREASURY     COMPREHENSIVE  STOCKHOLDERS'
                                 B STOCK        CAPITAL      EARNINGS      COMPENSATION      STOCK          INCOME        EQUITY
                               -----------    -----------    ----------    ------------   -----------   -------------  -------------
                                                                          (in thousands)
BALANCE, JULY 31, 2001         $       724    $     7,667    $   89,778    $       (25)   $   (24,824)   $    (1,474)   $   71,846
Net (Loss)                              --             --        (1,094)            --             --             --        (1,094)
 Cumulative Translation
  Adjustments                           --             --            --             --             --            186           186
                                                                                                                        ----------
    Total Comprehensive
     (Loss)                                                                                                                   (908)
                                                                                                                        ----------
Dividends Declared                      --             --        (1,894)            --             --             --        (1,894)
Purchases of Treasury Stock             --             --            --             --             (4)            --            (4)
Issuance of Stock Under 1995
 Long-Term Incentive Plan               --             10            --             --             --             --            10
Amortization of Restricted
 Common Stock Compensation              --             --            --             21             --             --            21
                               -----------    -----------    ----------    -----------    -----------    -----------    ----------
BALANCE, JULY 31, 2002                 724          7,677        86,790             (4)       (24,828)        (1,288)       69,071

Net Income                              --             --         3,083             --             --                        3,083
 Cumulative Translation
  Adjustments                           --             --            --             --             --            206           206
                                                                                                                        ----------
    Total Comprehensive
     Income                                                                                                                  3,289
                                                                                                                        ----------
Dividends Declared                      --             --        (1,871)            --             --             --        (1,871)
Purchases of Treasury Stock             --             --                           --         (1,508)            --        (1,508)
Issuance of Stock Under 1995
 Long-Term Incentive Plan               --            (31)           --            (56)            97             --            10
Amortization of Restricted
 Common Stock Compensation              --             --            --             23             --             --            23
                               -----------    -----------    ----------    -----------    -----------    -----------    ----------
BALANCE, JULY 31, 2003                 724          7,646        88,002            (37)       (26,239)        (1,082)       69,014

Net Income                              --             --         5,033             --             --             --         5,033
 Cumulative Translation
  Adjustments                           --             --            --             --             --            388           388
                                                                                                                        ----------
    Total Comprehensive
     Income                                                                                                                  5,421
                                                                                                                        ----------
Dividends Declared                      --             --        (2,050)            --             --             --        (2,050)
Purchases of Treasury Stock             --             --            --             --         (1,824)            --        (1,824)
Issuance of Stock Under 1995
 Long-Term Incentive Plan               14          1,655            --             --             --             --         1,669
Amortization of Restricted
 Common Stock Compensation              --             --            --             28             --             --            28
                               -----------    -----------    ----------    -----------    -----------    -----------    ----------
BALANCE, JULY 31, 2004         $       738    $     9,301    $   90,985    $        (9)   $   (28,063)   $      (694)   $   72,258
                               ===========    ===========    ==========    ===========    ===========    ===========    ==========

The accompanying statements are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED JULY 31,
                                                                      --------------------------------------------------
                                                                        2004                2003                2002
                                                                      ----------          ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES                                              (IN THOUSANDS OF DOLLARS)
Net Income (Loss)                                                     $    5,033          $    3,083          $   (1,094)
                                                                      ----------          ----------          ----------
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                                           8,057               8,534               8,785
   Amortization of investment discounts                                      (51)               (113)                 (7)
   Deferred income taxes                                                     204                (118)               (817)
   Provision for bad debts                                                   201                 387                 409
   Loss on impaired assets                                                   464                  --               3,213
   Loss (gain) on the sale of fixed assets                                   398                 549                 (78)
   (Increase) decrease in:
     Accounts receivable                                                    (615)             (2,737)              2,443
     Other receivables                                                        --               1,022               1,472
     Inventories                                                             108                 486               3,647
     Prepaid overburden removal expense                                       85               1,186                 119
     Prepaid expenses                                                       (199)                159                 643
     Other assets                                                          1,775                 229                  (8)
   Increase (decrease) in:
     Accounts payable                                                       (823)              1,736                (671)
     Accrued expenses                                                      2,825               2,470                 220
     Deferred compensation                                                   243                 258                 185
     Other liabilities                                                       580                 245                (292)
                                                                      ----------          ----------          ----------
       Total Adjustments                                                  13,252              14,293              19,263
                                                                      ----------          ----------          ----------
       Net Cash Provided by Operating Activities                          18,285              17,376              18,169
                                                                      ----------          ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures                                                   (6,067)             (4,882)             (4,096)
   Proceeds from the sale of Phoebe Products Co.                             325                  --                  --
   Proceeds from sale of property, plant and equipment                       311                 679                 319
   Purchases of net assets                                                    --              (6,652)
   Purchases of investments in debt securities                            (5,217)                 --                  --
   Maturities of investments in debt securities                            2,156                  --                  --
   Purchases of investment securities                                    (43,608)            (39,197)             (9,632)
   Dispositions of investment securities                                  41,672              36,475               1,814
                                                                      ----------          ----------          ----------
       Net Cash Used in Investing Activities                             (10,428)            (13,577)            (11,595)
                                                                      ----------          ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Principal payments on long-term debt                                   (4,000)             (2,850)             (2,156)
   Dividends paid                                                         (1,998)             (1,883)             (1,894)
   Purchase of treasury stock                                             (1,824)             (1,518)                (14)
   Proceeds from issuance of common stock                                  1,337                  10                  10
   Other, net                                                                223                  41                 190
                                                                      ----------          ----------          ----------
        Net Cash Used in Financing Activities                             (6,262)             (6,200)             (3,864)
                                                                      ----------          ----------          ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,595              (2,401)              2,710
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               4,753               7,154               4,444
                                                                      ----------          ----------          ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $    6,348          $    4,753          $    7,154
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

Revenue Recognition

      Under the terms of its sales agreements with customers, the Company recognizes revenue when title is transferred. At the time of shipment an invoice is generated which sets the fixed and determinable price. Sales returns and allowances are not material due to the nature of the Company's business.

Trade Receivables

      Trade receivables are recognized when the risk of loss and title pass to the customer consistent with the Revenue Recognition policy. The company provides for an allowance for doubtful accounts based on its historical experience and a periodic review of its accounts receivable including a review of the overall aging of accounts and analysis of specific accounts. A customer is determined to be uncollectible when the Company has completed its internal collection procedures including termination of shipments, direct customer contact and formal demand of payment. Outside collection agencies are retained by the Company in its collection efforts. Past due status is determined based on contractual terms and customer payment history.

Income Taxes

      Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes.

      Historically no provision had been made for possible income taxes which may be paid on the distribution of approximately $22,608,000, $19,533,000 and $18,391,000 as of July 31, 2004, 2003 and 2002, respectively, of retained earnings of foreign subsidiaries, as substantially all such amounts were intended to be indefinitely invested in these subsidiaries or to be handled in such a way that no additional income taxes would be incurred when such earnings are distributed. It is generally not practicable to determine the amount of income taxes or withholding taxes that would be payable upon the remittance of assets that represent those earnings. However in 2004, a $210,000 tax expense was recorded on certain unremitted earnings of the foreign subsidiary in Switzerland. This charge was taken to reflect the estimated potential impact of repatriating certain cash balances held by that subsidiary.

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

Inventories

      Inventories are valued at the lower of cost (first-in, first-out) or market. The Company recorded additional inventory obsolescence reserves of approximately $504,000, $441,000 and $275,000 for the years of 2004, 2003 and
2002 respectively. The composition of inventories as of July 31, 2004 is as follows:

                                                                                   2004             2003
                                                                              -----------       -----------
                                                                              (IN THOUSANDS)
Finished goods.............................................................   $     7,529       $     7,821
Packaging..................................................................         3,130             3,718
Other......................................................................         1,740             1,280
                                                                              -----------       -----------
                                                                              $    12,399       $    12,819
                                                                              ===========       ===========

Prepaid Overburden Removal and Mining Costs

      As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases. A significant part of the Company's overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of the Company's production processes. The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid overburden removal expense is amortized over the estimated available material. The Company had $2,407,000 and $2,492,000 of prepaid expense recorded on its consolidated balance sheet, as of July 31, 2004 and July 31, 2003, respectively. The Company amortized to current expense approximately $2,895,000 of previously recorded prepaid expense in fiscal 2004, $3,552,000 in fiscal 2003 and $3,918,000 in fiscal 2002.

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

Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments and accounts receivable. The Company places its cash investments in government-backed instruments, both foreign and domestic, and with other quality institutions. Concentrations of credit risk with respect to accounts receivable are subject to the financial condition of certain major customers, principally the customer referred to in Note 3 of the Notes to the Consolidated Financial Statements. The Company generally does not require collateral to secure customer receivables.

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

Shipping and Handling Costs

      Shipping and handling costs are included in the cost of goods sold and were $28,732,000, $27,568,000 and $28,717,000 for the years ended July 31, 2004,
2003 and 2002, respectively.

Research and Development

      Research and development costs of $2,453,000, $1,923,000 and $1,955,000 were charged to expense as incurred for the years ended July 31, 2004, 2003 and 2002, respectively.

Intangibles and Goodwill

      Intangibles are amortized on a straight-line basis over periods ranging from 7 to 35 years. The Company periodically reviews intangibles to assess recoverability from projected undiscounted cash flows of the related operating entities.

      Beginning in fiscal 2003, goodwill is no longer being amortized; instead it is tested annually for impairment. The Company tests the fair value of goodwill using methods such as discounted cash flow, stock market value and outside appraiser's evaluations. No impairment adjustment was required during fiscal year 2004. Had SFAS No. 142 been in effect for fiscal 2002 net income and earnings per share, net of tax, would have been as follows:

                                                             YEAR ENDED JULY 31,
                                                  ---------------------------------------
                                                      2004           2003          2002
                                                  ------------   ------------  ------------
                                                  (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net Income (Loss)
            Net as reported                       $      5,033   $      3,083  $   (1,094)
            Add back: Goodwill amortization                ---            ---         122
                                                  ------------   ------------  ----------
            Adjusted Net Income (Loss)            $      5,033   $      3,083  $     (972)
                                                  ============   ============  ==========
Basic Earnings (Loss) per share Common
            Net as reported                       $       0.98   $       0.59  $    (0.19)
            Add back: Goodwill amortization                ---            ---        0.02
                                                  ------------   ------------  ----------
            Adjusted Net Income (Loss)            $       0.98   $       0.59  $    (0.17)
                                                  ============   ============  ==========
Basic Earnings (Loss) per share Class B
            Net as reported                       $       0.74   $       0.44  $    (0.19)
            Add back: Goodwill amortization                ---            ---        0.02
                                                  ------------   ------------  ----------
            Adjusted Net Income (Loss)            $       0.74   $       0.44  $    (0.17)
                                                  ============   ============  ==========
Diluted Earnings (Loss) per share
            Net as reported                       $       0.84   $       0.54  $    (0.19)
            Add back: Goodwill amortization                ---            ---        0.02
                                                  ------------   ------------  ----------
            Adjusted Net Income (Loss)            $       0.84   $       0.54  $    (0.17)
                                                  ============   ============  ==========
Weighted Average shares outstanding
            Basic Common                                 4,040          4,151       4,191
                                                  ============   ============  ==========
            Basic Class B Common                         1,437          1,423       1,423
                                                  ============   ============  ==========
            Diluted                                      5,962          5,708       5,614
                                                  ============   ============  ==========

Advertising Costs

      The Company defers recognition of advertising production costs until the first time the advertising takes place; other advertising costs are expensed as incurred. Advertising expenses were $2,852,000, $1,907,000 and $1,227,000 for the years ended July 31, 2004, 2003 and 2002, respectively.

Reclamation Obligations

      The Company evaluated its potential reclamation liability at the end of fiscal 2004 in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations." Based on that evaluation, the Company recorded estimated reclamation assets of approximately $263,000 and corresponding reclamation liabilities in the same amount. The value represents the discounted present value of the estimated future mining reclamation costs at the production plants. The assets will be depreciated over the estimated useful lives of the various mines. The liabilities will be increased based on a yearly accretion charge, once again over the estimated useful lives of the mines.

Fair Value of Financial Instruments

      Non-derivative financial instruments included in the consolidated balance sheets are cash and cash equivalents, investment securities and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2004 and 2003. The fair value of notes payable was estimated based on future cash flows discounted at current interest rates available to the Company for debt with similar maturities and characteristics. The fair value of notes payable as of July 31, 2004 was greater than its carrying value by approximately $641,000 and greater than its carrying value by approximately $818,000 as of July 31, 2003.

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

      The following table details the effect on net income and earnings per share if compensation expense for the stock plans had been recorded based on the fair value method under SFAS 123, "Accounting for Stock Based Compensation."

                                                                           YEAR ENDED
(IN THOUSANDS,                                      ---------------------------------------------------
EXCEPT PER SHARE DATA)                                2004               2003                 2002
---------------------                               ---------          ---------          -------------
Reported net income                                 $   5,033          $   3,083          $      (1,094)
Add: Total stock-based                                     20                 13                     14
  employee compensation expense
  included in reported net income,
  net of related tax effects
Deduct: Total stock-based                                (321)              (699)                  (783)
  employee compensation expense
  determined under fair value
  method for all awards
  net of related tax effects
                                                    ---------          ---------          -------------
Pro forma net income                                $   4,732          $   2,397          $      (1,863)
                                                    ---------          ---------          -------------
Earnings per share:

  Basic Common - as reported                        $    0.98          $    0.59          $       (0.19)
  Basic Common - pro forma                          $    0.92          $    0.46          $       (0.33)
                                                    ---------          ---------          -------------
  Basic Class B Common - as reported                $    0.74          $    0.44          $       (0.19)
  Basic Class B Common - pro forma                  $    0.69          $    0.35          $       (0.33)
                                                    ---------          ---------          -------------
  Diluted - as reported                             $    0.84          $    0.54          $       (0.19)
  Diluted - pro forma                               $    0.79          $    0.42          $       (0.33)
                                                    ---------          ---------          -------------

New Accounting Standards

      In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal periods beginning after December 15, 2003. This revised statement requires additional annual disclosures regarding types of plan assets, investment strategy, future plan contributions, expected benefit payments and other items. The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions. The Company has adopted SFAS No. 132 (revised 2003) in fiscal 2004 and is contained in Note 9 of the Notes of the Consolidated Financial Statements.

      In March of 2004, The Emerging Issues Task Force (EITF) issued EITF 04-02, "Whether Mineral Rights are Tangible or Intangible Assets and Related Issues." Under the provisions of EITF 04-02, mineral rights, as defined in the Issue, are tangible assets. The guidance in this EITF became effective for the first reporting period beginning after April 29, 2004. This guidance caused the Company to reclassify certain assets from intangible to tangible assets in the Consolidated Balance Sheet dated July 31, 2004 and prior years. The adoption of EITF 04-02 required the Company to reclassify $1,205,000 from intangible assets to property, plant and equipment.

      In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-06, "Participating Securities and the Two-Class Method under SFAS 128 on EPS" ("EITF 03-06"). EITF 03-06 provided guidance in determining when the "Two-Class" method, as defined in SFAS No. 128 "Earnings per Share" is to be utilized in calculating earnings per share. The Company was required to adopt EITF 03-06 for the quarter and year ended July 31, 2004. The Common Stock of the Company has a 33.3% dividend preference to the Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, may be converted at any time on a one for one basis for the Common Stock at the option of the holder of the Class B Common Stock. EITF 03-06 requires the income per share for each class of common stock to be calculated assuming 100% of the Company's earnings are distributed as dividends to each class of common stock. The effective result of EITF 03-06 has been that the basic earnings per share for the Common Stock will be approximately 33% greater than the basic earnings per share of the Class B Common Stock. The following table summarizes the earnings per share presentation under EITF 03-06:

                                    FOR THE YEARS ENDED JULY 31,
                                    ----------------------------
EARNINGS PER SHARE:                  2004     2003       2002
-----------------------------       ------    -----     -------
AS REQUIRED UTILIZING THE TWO
CLASS METHOD OF EITF 03-06
Basic Common                         $0.98    $0.59     $(0.19)
Basic Class B Common                 $0.74    $0.44     $(0.19)
Diluted                              $0.84    $0.54     $(0.19)
AS PREVIOUSLY REPORTED
UTILIZING THE IF CONVERTED
METHOD
     Basic                              --    $0.55     $(0.19)
     Diluted                            --    $0.54     $(0.19)

                                     FOR THE YEARS ENDED JULY 31,
                               -----------------------------------------
EARNINGS PER SHARE
RECONCILIATION:                   2004           2003            2002
--------------------------     ----------     ----------     -----------
        BASIC
COMMON
         Dividends paid        $1,617,000     $1,487,000              --
      Undistributed Income     $2,355,000     $  964,000              --
       Allocated Earnings      $3,972,000     $2,451,000     $  (817,000)
      Weighted Ave. shares      4,040,000      4,151,000       4,191,000
Earnings per share             $     0.98     $     0.59     $     (0.19)
CLASS B COMMON
         Dividends paid        $  433,000     $  384,000              --
      Undistributed Income     $  628,000     $  248,000              --
       Allocated Earnings      $1,061,000     $  632,000     $  (277,000)
      Weighted Ave. shares      1,437,000      1,423,000       1,423,000
Earnings per share             $     0.74     $     0.44     $     (0.19)
DILUTED
Net Income                     $5,033,000     $3,083,000     $(1,094,000)
Basic Ave. shares               5,477,000      5,574,000       5,614,000
Diluted Ave. shares               484,000        134,000              --
Earnings per share             $     0.84     $     0.54     $     (0.19)

NOTE 2 - SPECIAL CHARGES, FEES AND CHANGES IN ACCOUNTING ESTIMATES

Other Charge - Patent Infringement Lawsuit

      The Company was named as a defendant in an action captioned PSN Illinois LLC v. Oil-Dri Corporation of America filed February 5, 2004 in the United States District Court for the Northern District of Illinois. The lawsuit alleged that most of the Company's scoopable cat litter products infringed two patents owned by the plaintiff. The plaintiff was seeking monetary damages in an unspecified amount, treble damages if the alleged infringement is found to be willful, as well as injunctive relief. On August 12, 2004, the Company announced a settlement and dismissal of the plaintiff's claims. Under terms of the settlement, the Company paid the plaintiff $1,250,000 and the plaintiff granted the Company paid-up licenses of the two patents involved in the litigation as well as a third patent owned by the plaintiff. The $1,250,000 pre-tax charge has been reflected as Other Contractual Income & Charges on the Consolidated Statement of Operations.

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
                                              ====

      Of the $573,000, $484,000 was recorded as part of cost of goods sold for the fourth quarter 2003. The balance of the adjustment was recorded in other income and expense. During fiscal 2004 the Company recognized as operating expense (consistent with SFAS 146) the remaining costs associated with the final shutdown of the facility. These costs were immaterially different from the estimates reported in fiscal 2003.

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

      In April 2002, the Company filed parallel actions in state and federal courts in Nevada against Washoe County, Nevada, alleging that the County's denial of a special use permit (sought by the Company in connection with its plan to build a manufacturing facility outside of Reno, Nevada) violated both federal and state law. The lawsuits seek damages resulting from the County's improper denial of the special use permit, which caused the Company to abandon its plan to build the Reno facility. The federal court action has been dismissed on jurisdictional grounds, and the state court action is now proceeding. A hearing on the liability issues in the state court action took place in January 2004; however, no ruling has yet been issued. An adverse decision in the matter would not have a material adverse effect on the Company.

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

      Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of the Company's production facilities. However the Company has estimated the segment asset allocations as follows:

                                                               JULY 31,
                                              -----------------------------------------
                                                               ASSETS
                                              -----------------------------------------
                                                2004             2003            2002
                                              ---------       ---------       ---------
                                                            (IN THOUSANDS)
Consumer Products Group                       $  55,240       $  54,307       $  51,600
Specialty Products Group                         14,594          17,251          15,813
Crop Production and Horticulture Group           11,452          12,383          11,043
Industrial and Automotive Products Group          8,646           8,539           8,417
Unallocated Assets                               38,943          34,343          38,162
                                              ---------       ---------       ---------
TOTAL ASSETS                                  $ 128,875       $ 126,823       $ 125,035
                                              =========       =========       =========

                                                                                YEAR ENDED JULY 31
                                                 ------------------------------------------------------------------------------
                                                               NET SALES                                  INCOME
                                                 -------------------------------------      -----------------------------------
                                                    2004          2003         2002           2004          2003         2002
                                                 ---------      --------     ---------      --------      --------      -------
                                                                                  (IN THOUSANDS)
Consumer Products Group                          $ 114,027      $105,108     $ 101,042      $ 17,532      $ 13,343      $10,175
Specialty Products Group                            27,759        24,990        24,499         6,058         4,927        4,280
Crop Production and Horticulture Group              21,006        21,820        17,154         3,092         2,614        2,350
Industrial and Automotive Products Group            22,719        21,123        19,650          (452)         (826)          18
                                                 ---------      --------     ---------      --------      --------      -------
TOTAL SALES/OPERATING INCOME                     $ 185,511      $173,041     $ 162,345        26,230        20,058       16,823
                                                 ---------      --------     ---------
          Other Contractual Income and
               Charges(2)                                                                     (1,250)          675           --
          Gain on the Sale of Mineral
               Rights(1)                                                                          --           139          769
Less:
           Loss on Impaired Assets(3)                                                            464            --        3,213
           Corporate Expenses                                                                 15,727        14,385       13,658
           Interest Expense, net of interest
                Income                                                                         1,858         2,145        2,280
                                                                                            --------      --------      -------
INCOME (LOSS) BEFORE INCOME TAXES                                                              6,931         4,342       (1,559)
INCOME TAXES (BENEFIT) PROVISION                                                               1,898         1,259         (465)
                                                                                            --------      --------      -------
NET INCOME (LOSS)                                                                           $  5,033      $  3,083      $(1,094)
                                                                                            ========      ========      ========

(1) See Note 2 for a discussion of the gain on the sale of mineral rights.

(2) See Note 2 for a discussion of other contractual income and charges.

(3) See Note 2 for a discussion of the loss on impaired assets.

      The following is a summary of financial information by geographic region for the years ended July 31:

                                                   2004         2003         2002
                                                 --------     --------     ---------
                                                           (IN THOUSANDS)
Sales to unaffiliated customers:
         Domestic ..........................     $172,114     $161,641     $ 151,591
         Foreign subsidiaries ..............     $ 13,397     $ 11,400     $  10,754
Sales or transfers between geographic areas:
         Domestic ..........................     $  6,035     $  5,346     $   5,000
Income (Loss) before income taxes:
         Domestic ..........................     $  5,968     $  3,906     $  (1,614)
         Foreign subsidiaries ..............     $    963     $    436     $      55
Net Income (Loss):
         Domestic ..........................     $  4,418     $  2,802     $  (1,187)
         Foreign subsidiaries ..............     $    615     $    281     $      93
Identifiable assets:
         Domestic ..........................     $117,604     $117,086     $ 115,493
         Foreign subsidiaries ..............     $ 11,271     $  9,737     $   9,542

      The Company's largest customer accounted for the following percentage of consolidated net sales and net accounts receivable under the Consumer Products segment:

                                                   2004         2003         2002
                                                   ----         ----         ----
Sales for the years ended July 31...........       18%           19%          22%
Accounts receivable as of July 31...........       27%           26%          26%

NOTE 4 - NOTES PAYABLE

The composition of notes payable at July 31 is as follows:

                                                                                       2004          2003
                                                                                     --------      --------
                                                                                        (IN THOUSANDS)
Town of Blue Mountain, Mississippi
     Principal payable on October 1, 2008. Interest payable monthly at a variable interest rate reset weekly based on market conditions for similar instruments. The average annual rate was 1.23% and 1.52% in fiscal 2004 and
     2003, respectively. Payment of these bonds by the Company is guaranteed by
     a letter of credit issued by Harris Trust and Savings Bank ................     $  2,500      $  2,500

Teachers Insurance and Annuity Association of America
     Payable in annual principal installments on August 15:
     $2,500,000 in fiscal 2005.  Interest is payable semiannually at an
     annual rate of 7.17% ......................................................        2,500         5,000

Teachers Insurance and Annuity Association of America and
     Prudential Financial
        Payable in annual principal installments on April 15: $1,500,000 in fiscal 2005; $3,000,000 in fiscal 2006; $4,000,000 in fiscal 2007 and
        2008; $1,500,000 in fiscal 2009; $3,000,000 in fiscal 2010; $2,000,000 in fiscal 2011; and $1,500,000 in fiscal 2012 and 2013. Interest is
        payable semiannually at an annual rate of 6.55% ........................       22,000        23,500

Other ..........................................................................          400           400
                                                                                     --------      --------
                                                                                     $ 27,400      $ 31,400

     Less current maturities of notes payable ..................................       (4,080)       (4,000)
                                                                                     --------      --------
                                                                                     $ 23,320      $ 27,400
                                                                                     ========      ========

      On January 29, 1999, the Company entered into a Credit Agreement with Harris Trust and Savings Bank, which provides for up to $15,000,000 in committed unsecured revolving credit loans and/or letters of credit (not to exceed $5,000,000). In May 2002, the Company reduced this facility to $7,500,000 and amended the definition of Consolidated EBITDA used for covenant compliance purposes to exclude non-cash charges, up to $3,600,000 relating to the write-off of its equity investment in the Washoe County, Nevada, project and/or certain other costs associated with the write-off of the Company's Christmas Valley, Oregon production facility. See Note 2 of the Notes to the Consolidated Financial Statements for the description of write-downs totaling $573,000 in fiscal 2003 and $3,213,000 in fiscal 2002. On November 22, 2002, the Company and Harris Trust and Savings Bank entered into a second amendment whereby for the purposes of the fixed charge coverage ratio, as defined, up to $6,000,000 of capital expenditures incurred by the Company related to its acquisition of the Taft, California facility and the Jonny Cat brand are excluded from the computation. During the second quarter of fiscal 2004 the Company extended the Harris Trust and Savings agreement to January 2005. There were not any outstanding borrowings against this facility at July 31, 2004 and 2003.

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

      In July 2002, the 1993 and 1998 note agreements were further amended to modify the fixed charge covenant ratio for periods beginning May 1, 2002, as follows: (i) for the period May 1, 2002 through July 31, 2002 the ratio test was waived by the noteholders; (ii) for the periods ending August 1, 2002 through January 31, 2002 to 1.00 to 1.00; (iii) for the periods ending February 1, 2003 through October 31, 2003 to 1.25 to 1.00; (iv) and for the periods ending November 1, 2003 and thereafter to 1.50 to 1.00. Also, for any fiscal quarter ending on or after July 31, 2002 an additional interest charge of 0.25% is imposed if the fixed charge coverage ratio is less than 1.25 to 1.00 for the quarter ended July 31, 2002 and 1.50 to 1.00 for periods thereafter. Finally, the definition of Consolidated Net Income for covenant compliance purposes also has been amended to exclude non-cash charges incurred by the Company on or before July 31, 2003, relating to the write-off of the Company's equity investments in the Washoe County, Nevada projects and other costs associated with the write-off of the Company's Christmas Valley, Oregon production facility. See Note 2 of the Notes to the Consolidated Financial Statements for a description of a write-down totaling $573,000 in fiscal 2003 and $3,213,000 in fiscal 2002. The aggregate amount of these write-offs cannot be in excess of $4,700,000.

      The agreements with the Town of Blue Mountain, Mississippi, Teachers Insurance and Annuity Association of America and Harris Trust and Savings Bank impose working capital requirements, dividend and financing limitations, minimum tangible net worth requirements and other restrictions. The Company's Credit Agreement with Harris Trust and Savings Bank indirectly restricts dividends by requiring the Company to maintain tangible net worth, as defined, in the amount of $50,000,000 plus 40% of cumulative annual earnings from July 31, 1998.

      In prior years, the Town of Blue Mountain, Mississippi issued long-term bonds to finance the purchase of substantially all of the assets of certain plant expansion projects, and leased the projects to the Company and various of its subsidiaries (with the Company and various of its wholly owned subsidiaries as guarantors) at rentals sufficient to pay the debt service on the bonds.

      The following is a schedule by year of future maturities of notes payable as of July 31, 2004:

                                               (IN THOUSANDS)
2006....................................           $3,080
2007 ...................................            4,080
2008....................................            4,080
2009....................................            4,080
Later years.............................            8,000
                                                  -------
                                                  $23,320
                                                  =======

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

NOTE 6 - INCOME TAXES

      The provision for income tax expense consists of the following:

                                                                                       2004           2003         2002
                                                                                     --------       --------      --------
                                                                                                  (IN THOUSANDS)
Current
     Federal ...................................................................     $  1,220       $ 1,061       $   425
     Foreign ...................................................................          297            45           (14)
     State .....................................................................          177           271           (59)
                                                                                     --------       -------       -------
                                                                                        1,694         1,377           352
                                                                                     --------       -------       -------
Deferred
     Federal ...................................................................           57          (256)          629
     Tax effect of operating loss carryforward, net ............................           --            --        (1,629)
     Foreign ...................................................................           51           110            --
     State .....................................................................           96            28           183
                                                                                     --------       -------       -------
                                                                                          204          (118)         (817)
                                                                                     --------       -------       -------
Total Income Tax Provision (Benefit) ...........................................     $  1,898       $ 1,259       $  (465)
                                                                                     ========       =======       =======

      Principal reasons for variations between the statutory federal rate and the effective rates for the years ended July 31 were as follows:

                                                                                       2004           2003          2002
                                                                                      ------          -----        -------
U.S. federal income tax rate ..................................................        34.0%          34.0%        (34.0)%
Depletion deductions allowed for mining .......................................       (16.2)          (7.4)        (11.4)
State income tax expense (benefit), net of
     federal tax (benefit)/expense ............................................         2.6            4.3          (5.3)
AMT ...........................................................................         4.0             --          22.9
Difference in effective tax rate of foreign subsidiaries ......................         0.3             --          (2.1)
Empowerment Zone Credits ......................................................        (1.1)          (2.8)           --
Unremitted foreign earnings ...................................................         3.0
Other .........................................................................         0.8            0.9           0.1
                                                                                       ----           ----         -----
                                                                                       27.4%          29.0%        (29.8)%
                                                                                       ====           ====         =====

      The consolidated balance sheets as of July 31 included the following tax effects of cumulative temporary differences:

                                                        2004                   2003
                                                ----------------------  ---------------------
                                                ASSETS     LIABILITIES  ASSETS    LIABILITIES
                                                ------     -----------  ------    -----------
                                                                 (IN THOUSANDS)
Depreciation ..............................     $    --      $1,071     $    --      $451
Deferred compensation .....................       1,533          --       1,327        --
Postretirement benefits ...................         199          --         175        --
Allowance for doubtful accounts ...........         353          --         265        --
Other assets ..............................         437          --         372        --
Accrued expenses ..........................       1,734          --         991        --
Tax credits ...............................       2,066          --         580        --
Amortization ..............................         224          --         221        --
Inventory .................................         243          --         217        --
Depletion .................................          --         240          --        53
Unremitted earnings of foreign
subsidiaries...............................          --         210          --        --
Other assets - Foreign ....................          --         109          --        58
Operating loss carryforward ...............          --          --         861        --
                                                -------      ------     -------      ----
                                                  6,789       1,630       5,009       562
Valuation allowance .......................      (1,273)         --        (357)       --
                                                -------      ------     -------      ----
Total deferred taxes ......................     $ 5,516      $1,630     $ 4,652      $562
                                                =======      ======     =======      ====

      As of July 31, 2004, for federal income tax purposes there were alternative minimum tax credit carryforwards of approximately $1,798,000. A valuation allowance has been established for $1,273,000 of the deferred tax benefit related to the AMT tax credits since it is more likely than not that the benefit will not be realized.

      The Company's effective tax rate was 27.4% of pre-tax income in fiscal 2004 versus 29.0% in fiscal 2003. Contributing to the decrease in the effective tax rate for fiscal 2004 was a change in estimate in calculating the Company's depletion deduction.

NOTE 7 - STOCKHOLDERS' EQUITY

      The authorized capital stock of the Company at July 31, 2004 and 2003 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share. There are no Class A shares currently outstanding.

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

      Common Stock is entitled to cash dividends, as and when declared or paid, must be equal to at least 133 1/3% on a per share basis of the cash dividend paid on Class B Stock. Class A Common Stock is entitled to cash dividends on a per share basis equal to the cash dividend on Common Stock. Additionally, while shares of Common Stock, Class A Common Stock and Class B Stock are outstanding, the sum of the per share cash dividend paid on shares of Common Stock and Class A Common Stock, must be equal to at least 133 1/3% of the sum of the per share cash dividend paid on Class B Stock and Class A Common Stock. See Note 4 of the Notes to the Consolidated Financial Statements regarding dividend restrictions.

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

      The Board of Directors of the Company has authorized the repurchase of 1,916,771 shares of the Company stock. As of July 31, 2004, 1,392,026 shares of Common Stock and 342,241 shares of Class B stock have been repurchased under the Board approved repurchase authorizations and 146,545 shares of Common Stock by other transactions authorized by management prior to the adoption of this plan.

      The number of holders of record of Common Stock and Class B stock on July 31, 2004 were 792 and 33, respectively, as reported by the Company's transfer agent. The Company's Common Stock is traded on the New York Stock Exchange. There is no established trading market for the Class B Stock.

NOTE 8 - STOCK OPTION PLANS

      The Company instituted the Oil-Dri Corporation of America 1995 Long Term Incentive Plan during the fiscal year ended July 31, 1996. Generally, other than grants to Richard M. Jaffee family members, shares of stock awarded under the 1995 Plan will be Class A Common Stock, except that, if there is no Class A Common Stock issued and publicly traded on a securities exchange when such awards are exercised, the shares awarded would be Common Stock. Grants to the Richard M. Jaffee family members are Class B shares. The Plan provides for various other types of awards. No restricted stock awards were made during the fiscal years ended July 31, 2002 and July 31, 2004. Awards of restricted stock in the amount of 7,000 shares were made during the fiscal year ended July 31, 2003. All stock option grants awarded to date under this plan have a term of ten years. Grants vest and become exercisable gradually between two and seven years.

      The Oil-Dri Corporation of America 1988 Stock Option Plan terminated on December 12, 1995, for purposes of future grants. The outstanding options under this plan will remain outstanding and exercisable in accordance with their respective terms. As of July 31, 2004, all options outstanding are vested and exercisable. All options exercisable as of July 31, 2004 under this plan expired in August, 2004.

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

                             EQUITY COMPENSATION PLAN INFORMATION AS OF JULY 31, 2004
----------------------------------------------------------------------------------------------------------------------
                                                                                                          NUMBER OF
                                                                                                          SECURITIES
                                                                                                          REMAINING
                                                                                                        AVAILABLE FOR
                                                                  NUMBER OF                            FURTHER ISSUANCE
                                                              SECURITIES TO BE                           UNDER EQUITY
                                                                 ISSUED UPON                             COMPENSATION
                                                                 EXERCISE OF      WEIGHTED-AVERAGE     PLANS (EXCLUDING
                                                                 OUTSTANDING      EXERCISE PRICE OF       SECURITIES
                                                              OPTIONS, WARRANTS      OUTSTANDING         REFLECTED IN
                                                                 AND RIGHTS       OPTIONS, WARRANTS      COLUMN (A))
                                                                (IN THOUSANDS)       AND RIGHTS         (IN THOUSANDS)
                    PLAN CATEGORY                                    (A)                 (B)                 (C)
----------------------------------------------------------    -----------------   -----------------    ----------------

Equity compensation plans approved by security holders              1,300              $10.73                103
Equity compensation plans not approved by security holders            175              $ 9.91                 25
                                                                    -----              ------                ---

      A summary of option transactions under the plans follows:

                                             NUMBER OF             WEIGHTED
                                              SHARES                AVERAGE
                                          (IN THOUSANDS)        EXERCISE PRICE
                                          --------------        --------------
Options outstanding at August 1, 2001         1,137                $   11.74
      Granted                                   310                $    6.18
      Exercised                                   1                $    8.19
      Canceled                                   45                $   12.65
                                              -----                ---------
Options outstanding at August 1, 2002         1,401                $   10.49
      Granted                                   165                $   10.01
      Exercised                                   1                $    8.19
      Canceled                                   92                $   10.92
                                              -----                ---------
Options outstanding at August 1, 2003         1,473                $   10.41
      Granted                                   196                $   12.16
      Exercised                                 139                $    9.65
      Canceled                                   55                $   12.62
                                              -----                ---------
OPTIONS OUTSTANDING AT AUGUST 1, 2004         1,475                $   10.63

      Options exercisable were 927,504, 760,512 and 576,151 as of July 31, 2004, 2003 and 2002, respectively. The weighted average exercise price of the options exercisable as of July 31, 2004, 2003 and 2002 was $11.13, $11.74 and $12.43
respectively.

      The Company had reserved 102,875, 255,750 and 350,626 shares, respectively, as of July 31, 2004, 2003 and 2002 under the Oil-Dri Corporation of America 1995 Long Term Incentive Plan.

      The Company had reserved 25,000, 15,000 and 5,000 shares of Common Stock, respectively, as of July 31, 2004, 2003 and 2002, under the Oil-Dri Corporation of America Outside Director's Stock Plan.

                       OPTIONS OUTSTANDING AND EXERCISABLE
                         BY PRICE RANGE AS OF 7/31/2004

                           Options Outstanding                                     Options Exercisable
-------------------------------------------------------------------------    --------------------------------
                                          Weighted
                    Outstanding as         Average            Weighted                            Weighted
   Range of          of 7/31/2004         Remaining            Average           Shares            Average
Exercise Prices     (in thousands)    Contractual Life     Exercise Price    (in thousands)    Exercise Price
---------------     --------------    ----------------     --------------    --------------    --------------
$6.01 - $8.00            392              7.16               $    6.81           202              $    6.93
$8.01 - $10.00           155              5.98               $    9.25            81              $    9.11
$10.01 - $12.00          719              5.98               $   11.40           459              $   11.25
$14.01 - $16.00          138              4.53               $   14.64           120              $   14.65
$16.01 - $18.00            5              9.67               $   17.12            --              $      --
$18.01 - $20.00           66              0.07               $   19.29            66              $   19.29
---------------        -----              ----               ---------           ---              ---------
$6.01 - $20.00         1,475              5.91               $   10.63           928              $   11.13
===============        =====              ====               =========           ===              =========

      The weighted average fair value of the options granted was $3.30, $2.59 and $1.40 for the fiscal years ended July 31, 2004, 2003 and 2002, respectively. See Note 1 in the Notes to the Consolidated Financial Statements regarding Stock Based Compensation.

      The fair value of issued stock options is estimated on the grant date using the Black-Scholes Option Pricing Method with the following assumptions:

                                          2004       2003     2002
                                          ----       ----     ----
Dividend Yields.......................     3.0%      3.7%     5.8%
Volatility............................    36.0%     36.2%    38.1%
Risk-free Interest Rate...............     3.1%      3.5%     4.7%
Expected Life (Years).................     5.4       5.4      4.6

NOTE 9 - EMPLOYEE BENEFIT PLANS

      The Company and its subsidiaries have a defined benefit pension plan for eligible salaried and hourly employees. Benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service. Effective August 1, 2002, the defined benefit pension plans for salaried and hourly employees and the assets of those plans were merged into one plan and trust. This merger did not change the benefit formulas or eligibility requirements for either of the two groups of employees.

      Pension benefit obligations and the related effects on operations are calculated using actuarial models. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

      The discount rate utilized for determining future pension obligations of the U.S. qualified plans is based on the Moody's AA corporate rate on July 31. The resulting discount rate decreased from 6.5% at July 31, 2003 to 6.25% at July 31, 2004.

      Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services and investment managers), and long-term inflation assumptions. The long-term rate of return assumption used for determining net periodic pension expense for the fiscal year ended July 31, 2004 was 8%. This assumption is maintained at 8% for determining fiscal 2005 net periodic pension expense. The Company's historical actual return averaged 10.5% for the ten-year period ending July 31, 2004. The actual rate of return in fiscal 2004 was 14.2%. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company's pension plans. The investment objective for the pension plan is to secure the benefit obligations to participants at a reasonable cost to the Company. The goal is to optimize the long-term return on plan assets at a moderate level of risk.

      The allocation of plan assets is reviewed quarterly by the Company. The allocation of plan assets at July 31, 2004 was 53% fixed income, 45% equity and 2% cash and accrued income. The allocation of plan assets at July 31, 2003 was 60% fixed income, 34% equity and 6% cash and accrued income. The company is currently targeting a 50% fixed income and 50% equity funds allocation for fiscal 2005. There is no Oil-Dri common stock in the pension trust fund.

      The net periodic pension cost for the years ended July 31 consists of the following:

                                                   2004       2003      2002
                                                   ----       ----      ----
                                                          (IN THOUSANDS)
Service cost .................................     $ 775      $600      $534
Interest cost on projected benefit
obligations...................................       906       823       763
Expected return on plan assets ...............      (814)     (740)     (912)
Amortization of:
       Net transition asset ..................       (27)      (27)      (27)
       Prior service costs ...................        50        50        50
       Other actuarial loss ..................        60        --        20
                                                   -----      ----      ----
Net pension cost .............................     $ 950      $706      $388
                                                   =====      ====      ====

      The measurement dates used to calculate the net periodic pension cost were August 1, 2003, 2002 and 2001 respectively.

      The funded status of the plans at July 31 is as follows:

                                                                       2004          2003
                                                                      -------      -------
                                                                         (IN THOUSANDS)
Fair Value of Plan Assets Less Than Projected Benefit
Obligations......................................................     $(3,705)     $(3,907)
Unrecognized Net Loss ...........................................       1,916        2,389
Unrecognized Prior Service Cost .................................         381          431
Unrecognized Net Asset at Transition ............................        (105)        (132)
                                                                      -------      -------
Accrued Pension Included in Noncurrent Liabilities--Other .......     $(1,513)     $(1,219)
                                                                      =======      =======

      Reconciliation of the assets and liabilities of the plans at July 31 is as follows:

                                                                                             2004           2003
                                                                                        ------------    -----------
                                                                                               (IN THOUSANDS)
Change in Plan Assets:
    Plan assets at fair value, beginning of year...................................     $     10,224    $     9,465
    Actual return on plan assets...................................................            1,447            740
    Contributions..................................................................              655            484
    Benefits paid..................................................................             (483)          (465)
                                                                                        ------------    -----------
    Plan assets at fair value, end of year.........................................     $     11,843    $    10,224
                                                                                        ============    ===========
Change in Projected Benefit Obligation:
    Projected benefit obligation, beginning of year................................     $     14,131    $    11,624
    Service cost...................................................................              775            600
    Interest cost..................................................................              906            823
    Plan amendments................................................................               --             --
    Actuarial loss.................................................................              219          1,549
    Benefits paid..................................................................             (483)          (465)
                                                                                        ------------    -----------
    Projected benefit obligation, end of year......................................     $     15,548    $    14,131
                                                                                        ============    ===========

    Assumptions used in the previous calculations are as follows:

                                                                                              2004      2003
                                                                                              ----      ----
Discount rate......................................................................           6.25%     6.50%
Rate of increase in compensation levels............................................           4.00%     4.50%
Long-term expected rate of return on assets........................................           8.00%     8.00%

      The Company has funded the plans based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974 (ERISA), as amended.

      The Company contributed $655,000 and $484,000 to the pension during the fiscal years ended July 31, 2004 and July 31, 2003, respectively. The Company is not required to make a contribution to the plan in fiscal 2005. However, the Company expects to make a contribution to the plan sufficient to fund the annual cost. An estimate of that contribution is $500,000.

      The accumulated benefit obligation for the pension plan was $12,739,000 as of July 31, 2004 and $11,269,000 as of July 31, 2003. The measurement dates for determining the accumulated benefit obligation at July 31 are July 31, 2004 and 2003, respectively. The measurement dates for determining the net periodic pension cost for fiscal years ended July 31, 2004 and 2003 are August 1, 2003 and 2002, respectively.

      Our estimated future benefit payments are as follows:

Year ended July 31,                                  2005     2006     2007     2008    2009     2010-13
                                                     ----     ----     ----     ----    ----     -------
                                                                       (IN THOUSANDS)
Estimated benefit payments                           $515     $517     $598     $643    $661        $4,215
                                                     ====     ====     ====     ====    ====        ======

      For the years ended July 31, 2004, 2003 and 2002, the Company maintained a 401(k) savings plan under which the Company matches a portion of employee contributions. The plan is available to essentially all domestic employees following thirty or sixty days of employment. The Company's contributions to this plan, and to similar plans maintained by the Company's foreign subsidiaries, were $533,000, $509,000 and $435,000 for fiscal years 2004, 2003 and 2002, respectively.

NOTE 10 - DEFERRED COMPENSATION

      Effective April 1, 2003, the Company adopted the Oil-Dri Corporation of America Supplemental Executive Retirement Plan ("SERP"). The purpose of the Plan is to provide certain retired participants in the Oil-Dri Corporation of America Pension Plan ("Retirement Plan") with the amount of benefits that would have been provided under the Retirement Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code ("Code"), and/or (2) the limitation on compensation for purposes of calculating benefits under the Retirement Plan imposed by Section 401(a)(17) of the Code. The Company recorded $23,500 in expense associated with this plan in the fiscal year ended July 31, 2004. The plan is unfunded and the Company will fund benefits when payments are made. The total liability recorded for SERP is $45,000.

      In December 1995, the Company adopted the Oil-Dri Corporation of America Deferred Compensation Plan. This plan has permitted Directors and certain management employees to defer portions of their compensation and earn interest on the deferred amounts. During the period January 1, 1999 through September 30, 2000, participants' returns were tied to the performance of various investment elections. After September 30, 2000 the participants' returns have been set at the Company's long-term cost of borrowing plus 1%. Compensation deferred since the inception of the plan has been accrued as well as earnings thereon. Participants have deferred $360,000, $205,000 and $86,000 in fiscal years 2004, 2003 and 2002 respectively. Payments to participants were $46,000.

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

      The Company leases its corporate offices in Chicago, Illinois (20,000 square feet), office, production and warehouse space in Alpharetta, Georgia (26,000 square feet), production and office facilities in Europe. The office space in Chicago is subject to a lease expiring in fiscal 2018. The Alpharetta, Georgia lease expires in fiscal 2008. The facilities in Switzerland are leased on a year-to-year basis.

      In addition, the Company leases vehicles, railcars, mining property and equipment, warehouse space, data processing equipment, and office equipment. In most cases, the Company expects that, in the normal course of business, leases will be renewed or replaced by other leases.

      The following is a schedule by year of future minimum rental requirements under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of July 31, 2004:

                                                                          (IN THOUSANDS)
                                                                           ------------
2005................................................................       $     1,656
2006................................................................             1,394
2007................................................................             1,257
2008................................................................             1,183
2009................................................................               987
Later years.........................................................             6,423
                                                                           -----------
                                                                           $    12,900
                                                                           ===========

      The following schedule shows the composition of total rental expense for all operating leases, including those with terms of one month or less which were not renewed, as of the years ended July 31:

                                               2004           2003           2002
                                             --------       -------       ---------
                                                        (IN THOUSANDS)
Vehicles and Railcars...............         $    878       $   884       $     880
Office facilities...................              516           499             496
Warehouse facilities................              253           231             379
Mining properties...................
     Minimum........................               91            91             181
     Contingent.....................              678           556             516
Other...............................              902           883             859
                                             --------       -------       ---------
                                             $  3,318       $ 3,144       $   3,311
                                             ========       =======       =========

      Contingent mining royalty payments are determined based on the tons of raw clay mined.

NOTE 13 - OTHER CASH FLOW INFORMATION

      Cash payments for interest and income taxes were as follows:

                                               2004          2003           2002
                                             --------       -------       ---------
                                                        (IN THOUSANDS)
Interest............................         $  1,859       $ 2,147       $   2,283
Income taxes........................         $  1,034       $   672       $   1,057
                                             ========       =======       =========

NOTE 14 - POST RETIREMENT HEALTH BENEFITS

      Domestic salaried employees who retire prior to reaching age 65 and have at least 17 years of continuous service and whose age is at least 55 and whose age plus years of service equals at least 80 may elect to continue their health care coverage under the Oil-Dri Corporation of America Employee Benefits Plan until they reach the age of 65. The Company accrues the costs of such benefits during the employees' active years of service.

Net periodic postretirement cost for the years ended July 31, was as follows:

                                                     2004          2003           2002
                                                   --------     ---------     -----------
                                                             (IN THOUSANDS)
Components of net periodic postretirement
cost
Service Cost                                       $     56     $      40     $        23
Interest Cost                                            45            43              37
Amortization of Net transition obligation                16            16              16
Amortization of Losses                                    5            --              --
                                                   --------     ---------     -----------
Net periodic postretirement benefit cost           $    122     $      99     $        76
                                                   ========     =========     ===========

The accumulated postretirement benefit obligation assumptions were as follows:

                           2004           2003
                           ----           ----
Discount rate              6.25%          5.75%
Medical trend                 6%             7%

The medical trend rate going forward has been assumed constant at 6%.

A one-percentage point change in assumed health care cost trend would have had the following effects in the fiscal year ended July 31, 2004:

                                                                   (IN THOUSANDS)
                                      One-Percentage Point Increase               One-Percentage Point Decrease
Effect on total service and
interest costs for fiscal year
ended July 31, 2004                               $ 18                                        ($15)
Effect on accumulated
postretirement benefit obligation
as of July 31, 2004                               $103                                        ($87)

Our estimated future benefit payments are as follows:

Year ended July 31,                                  2005     2006     2007     2008    2009     2010-13
                                                     ----     ----     ----     ----    ----     -------
                                                                       (IN THOUSANDS)
Estimated benefit payments                           $ 40     $ 24     $ 21     $ 27    $ 41       $551
                                                     ====     ====     ====     ====    ====       ====

The Company's policy is to pay insurance premiums and claims under the above-mentioned plan from Company assets.

The accrued postretirement benefit liability and the change in benefit obligation as of July 31, 2004, and July 31, 2003, were as follows:

                                                                              JULY 31,
                                                                ------------------------------------
                                                                    2004                    2003
                                                                ------------            ------------
                                                                          (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of year                         $        798            $        626
Service cost                                                              56                      40
Interest cost                                                             45                      43
Participant contributions                                                 --                      --
Actuarial (gain) loss                                                    (68)                    141
Benefits paid                                                            (54)                    (52)
                                                                ------------            ------------
             Benefit obligation at end of year                  $        777            $        798
                                                                ============            ============
Change in plan assets:
Employer contribution                                           $         54            $         52
Benefits paid                                                            (54)                    (52)
                                                                ------------            ------------
             Fair value of plan assets at end of year           $         --            $         --
                                                                ============            ============
Reconciliation of funded status:
Funded status                                                   $       (777)           $       (798)
Unrecognized net transition obligation                                   158                     173
Unrecognized actuarial loss                                               93                     166
                                                                ------------            ------------
             Net amount recognized at end of year               $       (526)           $       (459)
                                                                ============            ============

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 will have minimal effect on the accumulated post retirement benefit liability or on the periodical post retirement benefit cost.

NOTE 15 - DERIVATIVE INSTRUMENTS

      In 1998, the Company entered into two interest rate swap agreements. The notional amount of these agreements is $22,000,000 at July 31, 2004 and $23,500,000 at July 31, 2003, respectively. The swap agreements terminate on May 1, 2013. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting and accordingly, the Company has recorded these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of operations. The Company recognized additional interest expense of $14,000, $15,000 and $15,000 in fiscal years 2004, 2003 and 2002 respectively, as a result of these contracts.

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      A summary of selected information for 2004 and 2003 is as follows:

                                                                 FISCAL 2004 QUARTER ENDED
                                                                 -------------------------
                                             OCTOBER 31    JANUARY 31    APRIL 30        JULY 31       TOTAL
                                            ------------  -----------  ------------    ----------   ----------
                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Sales..............................     $     46,292  $    47,800  $     46,616    $   44,803   $  185,511
Gross Profit...........................     $     10,878  $    11,293  $     11,068    $   10,009   $   43,248
Net Income (Loss)......................     $      1,718  $     1,728  $      1,824    $     (237)  $    5,033
Net Income (Loss) Per Share
     Basic Common......................     $       0.34  $      0.34  $       0.36    $    (0.04)  $     0.98
     Basic Class B Common..............     $       0.25  $      0.26  $       0.27    $    (0.04)  $     0.74
     Diluted...........................     $       0.30  $      0.29  $       0.30    $    (0.04)  $     0.84
Dividends Per Share
     Common............................     $       0.10  $      0.10  $       0.10    $     0.10   $     0.40
     Class B...........................     $       0.08  $      0.08  $       0.08    $     0.08   $     0.30
Company Common Stock Price Range:
     High..............................     $      14.94  $     17.40  $      17.30    $    17.00
     Low...............................     $      11.35  $     14.26  $      16.15    $    15.20

                                                                    FISCAL 2003 QUARTER ENDED
                                                                    -------------------------
                                             OCTOBER 31    JANUARY 31   APRIL 30         JULY 31        TOTAL
                                            ------------  -----------  ---------       -----------   ----------
                                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Sales..............................     $     37,730  $    44,456  $     46,125    $    44,730   $  173,041
Gross Profit...........................     $      7,753  $     9,623  $      9,915    $     8,337   $   35,628
Net Income (Loss)......................     $        411  $     1,219  $        977    $       476   $    3,083
Net Income (Loss) Per Share
     Basic Common......................     $       0.08  $      0.23  $       0.19    $      0.09   $     0.59
     Basic Class B Common..............     $       0.06  $      0.17  $       0.14    $      0.07   $     0.44
     Diluted...........................     $       0.07  $      0.21  $       0.17    $      0.08   $     0.54
Dividends Per Share
     Common............................     $       0.09  $      0.09  $       0.09    $      0.09   $     0.36
     Class B...........................     $       0.07  $      0.07  $       0.07    $      0.07   $     0.27
Company Common Stock Price Range:
     High..............................     $       8.39  $      9.65  $      11.22    $     12.35
     Low...............................     $       7.10  $      7.00  $       8.40    $     10.10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oil-Dri Corporation of America:

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Oil-Dri Corporation of America at July 31, 2004 and 2003 and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended July 31, 2002 were audited by other auditors whose report dated September 10, 2002 expressed an unqualified opinion on those statements.

As disclosed in Note 1 in the financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on October 1, 2002.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
September 15, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF OIL-DRI

      The information required by this Item is (except for information set forth below concerning the Board of Directors and information in Part I hereof, concerning executive officers) contained in Oil-Dri's Proxy Statement for its 2004 annual meeting of stockholders ("Proxy Statement") under the caption "1. Election of Directors" and is incorporated herein by this reference.

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

(1) Audit Committee Chair

(2) Compensation Committee Chair

      The Company has adopted a Code of Ethics and Business Conduct (the "Code") which applies to all of its directors, officers (including the Company's Chief Executive Officer and senior financial officers) and employees. The Code imposes special responsibilities on the Chief Executive Officer and the senior financial officers of the Company. The Code, the Company's Corporate Governance Guidelines and the charter of its Audit Committee may be viewed on the Company's website, www.oildri.com and are available in print to any person upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 706-3232. Any amendment to, or waiver of, a provision of the Code which applies to the Company's Chief Executive Officer or senior financial officers and relates to the elements of a "code of ethics" as defined by the Securities and Exchange Commission will also be posted on the Company's website. As allowed by the controlled company exemption to certain New York Stock Exchange rules, the Company does not have a nominating/corporate governance committee and its compensation committee does not have a charter.

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

             Consolidated Balance Sheets as of July 31, 2004 and July 31,
             2003.

             Consolidated Statements of Operations for the fiscal years ended July 31, 2004, July 31, 2003 and July 31, 2002.

             Consolidated Statements of Stockholders' Equity for the fiscal years ended July 31, 2004, July 31, 2003 and July 31, 2002.

             Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2004, July 31, 2003 and July 31, 2002.

             Notes to Consolidated Financial Statements.

             Report of Independent Registered Public Accounting Firm.

      (a)(2) The following financial statement schedules are contained herein:

             Schedule to Financial Statements, as follows:

                 Schedule II--Valuation and Qualifying Accounts, years ended July 31, 2004, July 31, 2003 and July 31, 2002.

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

(10)(j)(1)(29)          Restatement dated April 1, 2003 of the Oil-Dri Corporation of America November 15, 1995 Deferred
                        Compensation Plan.*

(10)(k)(23)             The Oil-Dri Corporation of America 1995 Long Term Incentive Plan as amended and restated effective June
                        9, 2000.*

(10)(l)(30)             Supplemental Executive Retirement Plan dated April 1, 2003.

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

(10)(o)(1)(27)          First Amendment, dated May 30, 2002 to Credit Agreement dated as of January 29, 1999.

(10)(o)(2)(28)          Second Amendment, dated November 22, 2002, to Credit Agreement dated as of January 29, 1999.

(10)(o)(3)              Third Amendment, dated November 24, 2003, to Credit Amendment dated as of January 29, 1999.

(10)(r)(21)             Agreement ("Church & Dwight Agreement") dated May 19, 1999 between Church & Dwight Co., Inc. and
                        Oil-Dri. (Confidential treatment of certain portions of this Exhibit has been granted.)

      (b)   Reports on Form 8-K.

            The Company filed a Current Report on Form 8-K dated May 27, 2004, reporting that it had issued a press release announcing its third quarter and nine month earnings.

            The Company filed a Current Report on Form 8-K dated August 13,
                  2004, reporting that it had issued a press release announcing a patent licensing agreement for scoopable cat litter in settlement of patent infringement litigation.

(11)  Statement re: Computation of Income per Share.

(21)  Subsidiaries of Oil-Dri.

(23)  Consents of PricewaterhouseCoopers LLP and Blackman Kallick Bartelstein,
      LLP.

(31)  Certifications pursuant to Rule 13a - 14(a).

(99)  Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

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

(13) Incorporated by reference to Exhibit (10)(m)(4) to Oil-Dri's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.

(14) Incorporated by reference to Exhibit (10)(i) to Oil-Dri's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

(16) Incorporated by reference to Exhibit (10)(m)(5) to Oil-Dri's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.

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

                                     OIL-DRI CORPORATION OF AMERICA
                                     (Registrant)

                                     By   /s/ Daniel S. Jaffee
                                        ----------------------------------------
                                          Daniel S. Jaffee
                                          President and Chief Executive Officer,
                                          Director

Dated:  October 28, 2004

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

  /s/ Richard M. Jaffee                                     October 28, 2004
------------------------------------------------------
                   Richard M. Jaffee
    Chairman of the Board of Directors

  /s/ Andrew N. Peterson                                    October 28, 2004
------------------------------------------------------
                  Andrew N. Peterson
      Vice President and Chief Financial Officer
              Principal Financial Officer

  /s/ Daniel T. Smith                                       October 28, 2004
------------------------------------------------------
                    Daniel T. Smith
             Vice President and Controller
             Principal Accounting Officer

  /s/ J. Steven Cole                                        October 28, 2004
------------------------------------------------------
                    J.  Steven Cole
                       Director

  /s/ Arnold W. Donald                                      October 28, 2004
------------------------------------------------------
                   Arnold W. Donald
                       Director

  /s/ Ronald B. Gordon                                      October 28, 2004
------------------------------------------------------
                   Ronald B. Gordon
                       Director

  /s/ Thomas D. Kuczmarski                                  October 28, 2004
------------------------------------------------------
                 Thomas D. Kuczmarski
                       Director

 /s/ Joseph C. Miller                                       October 28, 2004
--------------------------------------------------------
                  Joseph C. Miller
       Vice Chairman of the Board of Directors

 /s/ Paul J. Miller                                         October 28, 2004
--------------------------------------------------------
                   Paul J. Miller
                      Director

 /s/ Allan H. Selig                                         October 28, 2004
--------------------------------------------------------
                   Allan H. Selig
                      Director

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of Oil-Dri Corporation of America:

      Our audits of the consolidated financial statements referred to in our report, dated September 15, 2004, appearing in the 2004 Annual Report on Form 10-K of Oil-Dri Corporation of America (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules for the year ended July 31, 2004 and 2003, presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements. The financial statements schedules of the Company for the year ended July 31, 2002 were audited by other auditors whose report dated September 10, 2002 expressed an unqualified opinion on those statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
September 15, 2004

                                                                     SCHEDULE II

                 OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                          YEAR ENDED JULY 31
                                                             -----------------------------------------
                                                               2004            2003            2002
                                                             ---------       ---------       ---------
                                                                          (IN THOUSANDS)
Allowance for doubtful accounts:
      Beginning balance.................................     $     441       $     392       $     455
      Additions charged to expense......................           201             387             409
      Deductions*.......................................            34             338             472
                                                             ---------       ---------       ---------
      Balance at end of year............................     $     608       $     441       $     392
                                                             =========       =========       =========

*  Net of recoveries.

Valuation reserve for income taxes:
      Beginning balance.................................     $    357        $     357       $      --
      Additions charged to expense......................          916               --             357
      Deductions........................................           --               --              --
                                                             --------        ---------       ---------
      Balance at end of year............................     $  1,273        $     357       $     357
                                                             ========        =========       =========

                                    EXHIBITS

     EXHIBIT
     NUMBER
-----------------
Exhibit 10(o)(3):    Third Amendment, dated November 24, 2003, to Credit
                     Amendment dated as of January 29, 1999

Exhibit 11:          Statement Re:  Computation of per share earnings

Exhibit 21:          Subsidiaries of Oil-Dri

Exhibit 23:          Consents of PricewaterhouseCoopers LLP and Blackman Kallick
                     Bartelstein, LLP

Exhibit 31:          Certifications by Daniel S. Jaffee, President and Chief
                     Executive Officer and Andrew N. Peterson, Chief Financial
                     Officer, required by Rule 13a-14(a)

Exhibit 99:          Certifications pursuant to Section 1350 of the
                     Sarbanes-Oxley Act of 2002

Note: Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213.