Form 10-Q
period 2004-10-31
OIL DRI CORPORATION OF AMERICA
filed 2004-12-09
CIK 74046

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[x]          Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                For the Quarterly Period Ended October 31, 2004

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

Common Stock - 5,700,085 Shares (Including 1,653,971 Treasury Shares) Class B Stock - 1,792,583 Shares (Including 342,241 Treasury Shares)

CONTENTS

                                                                          PAGE
                                     PART I

ITEM 1: Financial Statements.............................................3 - 11


ITEM 2: Management's Discussion and Analysis Of Financial Condition
        And Results Of Operations.......................................12 - 15

ITEM 3: Quantitative And Qualitative Disclosures About Market Risk...........16

ITEM 4: Controls And Procedures..............................................16


                                     PART II

ITEM 6: Exhibits.............................................................17

SIGNATURES...................................................................18

EXHIBITS................................................................19 - 23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF DOLLARS)


                                                        OCTOBER 31,
                                                          2004       July 31,
                ASSETS                                 (UNAUDITED)     2004
                                                       ----------------------

CURRENT ASSETS
Cash and cash equivalents                              $  4,616     $  6,348
Investment in treasury securities                        12,438       13,942
Investment in debt securities                             1,887        2,779
Accounts receivable, less allowance of
 $584 and $608 at October 31, 2004 and July
 31, 2004, respectively                                  23,870       24,169
Inventories                                              12,958       12,399
Prepaid overburden removal expense                        2,203        2,407
Deferred income taxes                                     2,330        2,330
Prepaid expenses and other assets                         4,184        3,607
                                                       ----------   ---------
       TOTAL CURRENT ASSETS                              64,486       67,981
                                                       ----------   ---------

          PROPERTY, PLANT AND EQUIPMENT
Cost                                                    146,930      145,498
Less accumulated depreciation and amortization          (99,294)     (97,696)
                                                       ----------   ----------
       TOTAL PROPERTY, PLANT AND EQUIPMENT, NET          47,636       47,802
                                                       ----------   ----------

OTHER ASSETS
Goodwill                                                  5,162        5,162
Intangibles, net of accumulated amortization of
  $2,722 and $2,611 at October 31, 2004 and
  July 31, 2004, respectively                             2,282        2,389
Deferred income taxes                                     1,556        1,556
Other                                                     3,885        3,985
                                                       ----------   ---------
       TOTAL OTHER ASSETS                                12,885       13,092
                                                       ----------   ---------
TOTAL ASSETS                                           $125,007     $128,875
                                                       ==========   =========


The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)


        LIABILITIES & STOCKHOLDERS' EQUITY              OCTOBER 31,
                                                          2004       JULY 31,
                                                       (UNAUDITED)     2004
                                                       ------------------------

      CURRENT LIABILITIES
      Current maturities of notes payable              $  1,580      $  4,080
      Accounts payable                                    4,898         5,701
      Dividends payable                                     565           513
      Accrued expenses
        Salaries, wages and commissions                   2,239         4,747
        Trade promotions and advertising                  5,742         4,715
        Freight                                           1,557         1,088
        Other                                             5,749         6,192
                                                       -----------  -----------
            TOTAL CURRENT LIABILITIES                    22,330        27,036
                                                       -----------  -----------

      NONCURRENT LIABILITIES
      Notes payable                                      23,240        23,320
      Deferred compensation                               3,703         3,455
      Other                                               3,066         2,806
                                                       -----------  -----------
            TOTAL NONCURRENT LIABILITIES                 30,009        29,581
                                                       -----------  -----------

            TOTAL LIABILITIES                            52,339        56,617
                                                       -----------  -----------

      STOCKHOLDERS' EQUITY
      Common Stock, par value $.10 per share,
        issued 5,700,085 shares at October 31,
        2004 and  5,583,960 shares at July 31, 2004         570           559
      Class B Stock, par value $.10 per share,
        issued 1,792,583 shares at October 31,
        2004 and 1,792,583 shares at July 31, 2004          179           179
      Additional paid-in capital                         10,709         9,301
      Retained earnings                                  91,700        90,985
      Restricted unearned stock compensation                 (2)           (9)
      Cumulative translation adjustment                    (663)         (694)
                                                       -----------  -----------
                                                        102,493       100,321
      Less Treasury stock, at cost (1,653,971
        Common and 342,241 Class B shares at
        October 31, 2004 and 1,538,571 Common and
        342,241 Class B shares at July 31, 2004)        (29,825)      (28,063)
                                                       -----------  -----------
            TOTAL STOCKHOLDERS' EQUITY                   72,668        72,258
                                                       -----------  -----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $125,007      $128,875
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

                                               FOR THE THREE MONTHS ENDED
                                                      OCTOBER 31
                                               --------------------------
                                                   2004          2003
                                               -------------  -----------


      NET SALES                                  $ 44,121      $ 46,292
      Cost of Sales                                34,453        35,414
                                               -------------  -----------
      GROSS PROFIT                                  9,668        10,878
      Selling, General and
        Administrative Expenses                    (7,643)       (8,109)
                                               -------------  -----------
      INCOME FROM OPERATIONS                        2,025         2,769

      OTHER INCOME (EXPENSE)
        Interest expense                             (442)         (531)
        Interest income                                85            40
        Other, net                                     50           142
                                               -------------  -----------
            TOTAL OTHER EXPENSE, NET                 (307)         (349)
                                               -------------  -----------

      INCOME BEFORE INCOME TAXES                    1,718         2,420
      Income taxes                                    438           702
                                               -------------  -----------
      NET INCOME                                    1,280         1,718

      RETAINED EARNINGS
      Balance at beginning of year                 90,985        88,002
      Less cash dividends declared                    565           508
                                               -------------  -----------
      RETAINED EARNINGS - OCTOBER 31             $ 91,700      $ 89,212
                                               =============  ===========

      NET INCOME PER SHARE

        BASIC COMMON                             $   0.25      $   0.34
                                               =============  ===========
        BASIC CLASS B COMMON                     $   0.19      $   0.25
                                               =============  ===========
        DILUTED                                  $   0.22      $   0.30
                                               =============  ===========

      AVERAGE SHARES OUTSTANDING

        BASIC COMMON                                4,053         4,038
                                               =============  ===========
        BASIC CLASS B COMMON                        1,450         1,423
                                               =============  ===========
        DILUTED                                     5,949         5,744
                                               =============  ===========



      The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED
                                                      OCTOBER 31
                                             ------------------------------
                                                 2004             2003
                                             --------------   -------------

      NET INCOME                                $1,280           $1,718

      Other Comprehensive Income:
        Cumulative Translation Adjustments          31               85
                                             --------------   -------------

      TOTAL COMPREHENSIVE INCOME                 $1,311           $1,803
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

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                 (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED
                                                          OCTOBER 31
                                                  --------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES               2004        2003
                                                  ------------  ------------
    NET INCOME                                       $ 1,280     $ 1,718
                                                  ------------  ------------
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                  1,926       2,082
        Amortization of investment discount              (20)        (22)
        Provision for bad debts                           51          78
        Loss (Gain) on the sale of property,
          plant and equipment                            112         (85)
        (Increase) Decrease in:
            Accounts receivable                          248      (1,815)
            Inventories                                 (559)       (560)
            Prepaid overburden removal expense           204         (25)
            Prepaid expenses                            (577)     (2,729)
            Other assets                                 (46)      2,134
        Increase (Decrease) in:
            Accounts payable                            (644)     (1,471)
            Accrued expenses                          (1,455)     (1,232)
            Deferred compensation                        248        (211)
            Other liabilities                            260         410
                                                  ------------  ------------
                   TOTAL ADJUSTMENTS                    (252)     (3,446)
                                                  ------------  ------------

    NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                             1,028      (1,728)
                                                  ------------  ------------

    CASH FLOWS FROM INVESTING ACTIVITIES
    ------------------------------------
        Capital expenditures                          (1,748)     (1,040)
        Proceeds from sale of property,
          plant and equipment                             --         125
        Purchases of investments in debt
          securities                                      --          --
        Maturities of investments in debt
          securities                                   1,015          --
        Purchases of treasury securities              (7,799)    (12,000)
        Dispositions of treasury securities            9,341      14,428
                                                  ------------  ------------

    NET CASH PROVIDED BY INVESTING ACTIVITIES            809       1,513
                                                  ------------  ------------

    CASH FLOWS FROM FINANCING ACTIVITIES
    ------------------------------------
        Principal payments on long-term debt          (2,580)     (2,500)
        Dividends paid                                  (513)       (461)
        Purchase of treasury stock                    (1,762)       (438)
        Proceeds from issuance of common stock         1,261        --
        Other, net                                        25          51
                                                  ------------  ------------
    NET CASH USED IN FINANCING ACTIVITIES             (3,569)     (3,348)
                                                  ------------  ------------

    NET DECREASE IN CASH AND CASH EQUIVALENTS         (1,732)     (3,563)
    CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       6,348       4,753
                                                  ------------  ------------
    CASH AND CASH EQUIVALENTS, OCTOBER 31            $ 4,616     $ 1,190
                                                  ============  ============

    The accompanying notes are an integral part of the consolidated financial statements.

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



1. BASIS OF STATEMENT PRESENTATION

The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 2004, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases. A significant part of the Company's overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of the Company's production processes. The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid overburden removal expense is amortized over the estimated available material. As of October 31, 2004, the Company had $2,203,000 of prepaid overburden removal expense recorded on its consolidated balance sheet. During the first three months of fiscal 2005, the Company amortized to current expense approximately $740,000 of previously recorded prepaid expense.

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

2. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

                            OCTOBER 31    JULY 31
                                   (UNAUDITED)
                           -------------------------
                               2004        2004
                           -------------------------

Finished goods               $ 7,972       $ 7,529
Packaging                      3,228         3,130
Other                          1,758         1,740
                           -----------   -----------
                             $12,958       $12,399
                           ===========   ===========

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. The Company performs a detailed review of its inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of the Company's operating facilities and sales divisions to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at October 31, 2004 and July 31, 2004 were $494,000 and $641,000, respectively.

3. PENSION AND OTHER POST RETIREMENT BENEFITS

In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal periods beginning after December 15, 2003. This revised statement requires additional annual disclosures regarding types of plan assets, investment strategy, future plan contributions, expected benefit payments and other items. The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions. The Company has adopted SFAS No. 132 (revised 2003) for the quarter ending October 31, 2004 and has presented below the required disclosure.

The components of net periodic pension benefits cost of the Company sponsored defined benefit plans were as follows:

                                                   ------------------------
                                                        PENSION PLANS
                                                      Three Months Ended
                                                   ------------------------
                                                   October 31,  October 31,
                                                      2004          2003
                                                   ------------------------
Components of net periodic pension benefit cost     (dollars in thousands)
                                                   ------------------------
Service cost                                         $ 197         $ 194
Interest cost                                          239           227
Expected return on plan assets                        (232)         (204)
Net amortization                                        12            21
                                                   ------------------------
                                                     $ 216         $ 238
                                                   ========================


The Company did not make a contribution to its pension plan during the first quarter of fiscal year ending July 31, 2005. The Company intends to make a contribution to the pension plan during the third quarter of the current fiscal year equal to the annual cost. The Company estimates the annual cost to be $500,000.


                                            -------------------------
                                                 POST RETIREMENT
                                                 HEALTH BENEFITS
                                               Three Months Ended
                                            -------------------------
                                            October 31,   October 31,
                                               2004          2003
                                            -------------------------
Components of net periodic                   (dollars in thousands)
  postretirement benefit cost               -------------------------
Service cost                                    $13           $14
Interest cost                                    12            11
Amortization of net transition obligation         4             4
Net actuarial loss                               --             1
                                            -------------------------
Recognized actuarial loss                       $29           $30
                                            =========================

 The Company's plan covering postretirement health benefits is an unfunded plan.

4. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs," effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in ARB 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company is currently reviewing this pronouncement, but does not currently believe it will have a material impact to the financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-06, "Participating Securities and the Two-Class Method under SFAS 128 on EPS" ("EITF 03-06"). EITF 03-06 provided guidance in determining when the "Two-Class" method, as defined in SFAS No. 128 "Earnings per Share" is to be utilized in calculating earnings per share. The Company was required to adopt EITF 03-06 for the quarter and year ended July 31, 2004. The Common Stock of the Company has a 33.3% dividend preference to the Class B Stock. The Class B Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, may be converted at any time on a one for one basis for the Common Stock at the option of the holder of the Class B Stock. EITF 03-06 requires the income per share for each class of common stock to be calculated assuming 100% of the Company's earnings are distributed as dividends to each class of common stock. The effective result of EITF 03-06 has been that the basic earnings per share for the Common Stock will be approximately 33% greater than the basic earnings per share of the Class B Stock.

5. SEGMENT REPORTING

The Company has four reportable operating segments: Consumer Products Group, Specialty Products Group, Crop Production and Horticultural Products Group, and Industrial and Automotive Products Group. These segments are managed separately because each business has different economic characteristics.

The accounting policies of the segments are the same as those described in Note 1 of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004 filed with the Securities and Exchange Commission.

Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of the Company's production facilities. However the Company has estimated the segment asset allocations as follows:

                                                        ----------------------
                                                        OCTOBER 31,   JULY 31,
                                                          2004          2004
                                                        ----------------------
                                                               ASSETS
                                                        ----------------------
                                                           (in thousands)

Consumer Products Group............................     $ 53,159     $ 55,240
Specialty Products Group...........................     $ 15,594     $ 14,594
Crop Production and Horticultural Products Group...     $ 11,376     $ 11,452
Industrial and Automotive Products Group...........     $  8,506     $  8,646
Unallocated Assets.................................     $ 36,372     $ 38,943
                                                        ---------    ---------
TOTAL ASSETS                                            $125,007     $128,875
                                                        =========    =========

                                          -------------------------------------
                                              Three Months Ended October 31,
                                          -------------------------------------
                                              Net Sales             Income
                                          -------------------------------------
                                            2004      2003     2004      2003
                                          --------  --------  -------  --------
                                                     (in thousands)
Consumer Products Group..................  $27,914   $28,619  $ 3,782   $ 4,559
Specialty Products Group.................    7,866     6,704    1,916     1,687
Crop Production and Horticultural
  Products Group.........................    2,594     5,486     (249)      702
Industrial and Automotive Products Group.    5,747     5,483       13        --
                                          --------  --------  -------- --------
TOTAL SALES/OPERATING INCOME.............  $44,121   $46,292    5,462     6,948
                                          ========  ========
Less:
  Corporate Expenses........................................    3,387     4,037
  Interest Expense, net of Interest Income..................      357       491
                                                              -------- --------
INCOME BEFORE INCOME TAXES..................................    1,718     2,420
Income Taxes................................................      438       702
                                                              -------- --------
NET INCOME..................................................   $1,280    $1,718
                                                              ======== ========


6. STOCK-BASED COMPENSATION DISCLOSURE

The Company applies the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related other interpretations to account for its stock option plans. All the outstanding options issued under the plans have had exercise prices equal to the market value on the day of issue. Accordingly, the Company has not recorded any compensation expense associated with its issuance of stock options. The Company has recorded as expense the fair market value on the date of issue of any restricted stock awards granted. The fair value of the issued stock options is estimated on the grant date using the Black-Scholes Option Pricing Method. Had the Company accounted for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company would have reported in the first three months of fiscal 2005 and 2004 additional employee compensation expense (net of related tax effect) of approximately $62,000 and $78,000 respectively.

The following table details the effect on net income and earnings per share if compensation expense for the stock plans had been recorded based on the fair value method under SFAS 123, "Accounting for Stock Based Compensation."

     ---------------------------------------------------------
                                          Three Months Ended
                                              October 31,
     ---------------------------------------------------------
          (IN THOUSANDS,
     EXCEPT PER SHARE DATA)                  2004      2003
     ---------------------------------------------------------
      Reported net income                  $1,280    $1,718
     Add:  Total stock-based                    5         5
       employee compensation expense
       included in reported net income,
       net of related tax effects
     Deduct:  Total stock-based               (67)      (83)
       employee compensation expense
       determined under fair value
       method for all awards
       net of related tax effects
     ---------------------------------------------------------
      Pro forma net income                 $1,218    $1,640
     ---------------------------------------------------------
      Earnings per share:
        Basic Common - as reported          $0.25     $0.34
        Basic Common - pro forma            $0.24     $0.32
     ---------------------------------------------------------
        Basic Class B Common - as reported  $0.19     $0.25
        Basic Class B Common - pro forma    $0.18     $0.24
     ---------------------------------------------------------
        Diluted - as reported               $0.22     $0.30
        Diluted - pro forma                 $0.20     $0.29
     ---------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2004 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2003

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended October 31, 2004 were $44,121,000, a decrease of 4.7% from net sales of $46,292,000 in the first three months of fiscal 2004. Net income for the first three months of fiscal 2005 was $1,280,000 a decrease of 25.5% from $1,718,000 earned in the first three months of fiscal 2004. Fiscal 2005's net income was positively impacted by improved sales and income from the Specialty Products Group, but negatively impacted by sales and income reductions seen in the Consumer and Crop Production and Horticultural Products Groups. Volume declines were experienced by all Groups except Specialty Products. General price increases helped to offset some of the volume declines, however the substantial sales decline experienced by the Crop Production and Horticultural Products Group, which is discussed below, more than offset the price increases. Diluted net income per share for the first three months of fiscal 2005 was $0.22 versus $0.30 diluted net income per share reported for the first three months of fiscal 2004. While sales and earnings performance for the first quarter were lower than the first quarter of fiscal 2004, they were in line with our budgeted plan for the year.

Net sales of the Consumer Products Group for the first three months of fiscal 2005 were $27,914,000, a decrease of 2.5% from net sales of $28,619,000 in the first three months of fiscal 2004. This segment's operating income decreased 17.0% from $4,559,000 in the first three months of fiscal 2004 to $3,782,000 in the first three months of fiscal 2005. Contributing to the sales and profit decline was heavy promotional spending associated with the Jonny Cat scoopable cat litter rollout. Overall, branded product sales were up, but private label sales were down. Scoopable cat litter showed sales growth, but coarse litter experienced a sales decline. Price increases helped to mitigate cost increases in freight, packaging and materials. However, the Group saw a small negative volume change for the quarter as compared to last year.

Net sales of the Specialty Products Group for the first three months of fiscal 2005 were $7,866,000, an increase of 17.3% from net sales of $6,704,000 in the first three months of fiscal 2004. This segment's operating income increased 13.6% from $1,687,000 in the first three months of fiscal 2004 to $1,916,000 in the first three months of fiscal 2005. Sales growth was seen in the bleaching earth sector, with Perform, PureFlo and UltraClear products achieving solid growth in the quarter. Price increases along with volume growth to new customers have enhanced both sales and profits for the Group. Offsetting some of the positive factors were freight cost increases due to fuel surcharges and temporary animal health and nutrition market weakness in Asia due to the bird flu concerns.

Net sales of the Crop Production and Horticultural Products Group for the first three months of fiscal 2005 were $2,594,000, a decrease of 52.7% from net sales of $5,486,000 in the first three months of fiscal 2004. The net sales decrease resulted from production delays at major agricultural chemical formulators, primarily those formulating chemicals to combat corn rootworm. These formulators delayed their production start-ups due to inventory carryover from last season and the beginning effects of genetically modified ("GMO") seed in the market. These formulators have also been conservative in their ordering patterns this year as they are unsure of how much GMO seed will affect their overall volume. This volume reduction adversely impacted the Group's gross profit, which translated into an operating loss for the quarter. The significant decrease in agricultural carrier production also reduced the product availability of the Group's Flo-Fre product line, which in turn caused a further reduction of net sales. The segment's operating income decreased from a $702,000 profit in the first quarter of fiscal 2004 to a loss of $249,000 in the first quarter of fiscal 2005. The decrease in operating income was driven by the reduction in sales described above.

Net sales of the Industrial and Automotive Products Group for the first three months of fiscal 2005 were $5,747,000, an increase of 4.8% from net sales of $5,483,000 in the first three months of fiscal 2004. The segment reported operating income of $13,000 for the first three months of fiscal 2005 compared to essentially breakeven results for the first three months of fiscal 2004. Price increases were the key factor that allowed the Group to report increased sales in the quarter. Volume, customers and product lines were relatively flat for the first quarter as compared to last year. However, freight and resin costs have continued to increase for the Group. Fuel surcharges and resin price increases associated with the increased cost of oil offset some of the sales price increases that the Group was able to generate.

Consolidated gross profit as a percentage of net sales for the first three months of fiscal 2005 decreased to 21.9% from 23.5% in the first three months of fiscal 2004. As discussed above, the heavy promotional spending in the Consumer Products Group, along with the significant sales decline in the Crop Production and Horticultural Products Group, had a negative impact on the quarter's gross profit. Most of the groups also saw increased freight costs associated with the increase in oil prices. Non-fuel manufacturing costs rose 10.6%, which had a negative impact on gross profit. Much of the non-fuel manufacturing cost increase was caused by decreased fixed cost coverage associated with the reduced demand. The cost of fuel used in the manufacturing processes remained relatively flat due to the Company's forward purchase program. General price increases positively impacted the results.

Operating expenses as a percentage of net sales for the first three months of fiscal 2005 decreased to 17.3% compared to the 17.5% for the first three months of fiscal 2004. The reduction was consistent with the results for the first quarter.

Interest expense was down during the time period due to the reduction in debt. Interest income increased $45,000 from the first three months of fiscal 2004 due to the change in the investment portfolio of the Company.

The Company's effective tax rate was 25.5% of pre-tax income in the first three months of fiscal 2005 versus 29% in the first three months of fiscal 2004. The decrease in the effective tax rate for fiscal 2005 was due to a change in estimate in calculating the Company's depletion deduction and by the Company's decision to change from a separate company federal tax filing (e.g. each subsidiary filing individually) to a consolidated company federal tax filing, which has allowed the Company to better utilize its various tax attributes.

Total assets of the Company decreased $3,868,000 or 3.0% during the first three months of fiscal 2005. Current assets decreased $3,495,000 or 5.1% from fiscal 2004 year-end balances, primarily due to decreases in cash and investment securities and prepaid overburden removal expense. Offsetting these decreases were increases in accounts receivable, inventory and other prepaid assets. Much of the decline in cash and investments was due to a payment of the current portion of the long-term notes payable and the payment of the fiscal 2004 discretionary bonus.

Property, plant and equipment, net of accumulated depreciation, decreased $166,000 or 0.3% during the first three months of fiscal 2005. The decrease was a result of normal depreciation expense exceeding capital expenditures.

Total liabilities decreased $4,278,000 or 7.6% during the first three months of fiscal 2005. Current liabilities decreased $4,706,000 or 17.4% during the first three months of fiscal 2005. The decrease in current liabilities was driven by a decrease in the current maturities of notes payable, accounts payable, salary and wages payable and other payables. Increases were seen in trade promotions payable, freight payable and dividends payable. The increase in trade promotions payable was consistent with the previously discussed increase in trade spending in the Consumer Products Group. The decrease in current notes payable and salaries payable was consistent with the reduction in cash and investments discussed above. Noncurrent liabilities increased $428,000 largely due to an increase in deferred compensation.

EXPECTATIONS

The Company believes based on the first three month actual results, that consolidated net sales for fiscal 2005 will be flat to slightly above fiscal 2004. The Crop Production and Horticultural Products Group anticipates regaining some of the first quarter sales shortfall in the second and third quarters of fiscal 2005. The Consumer Products Group should see some positive results from the trade promotions for the new Jonny Cat Scoop business in upcoming quarters. The Specialty Products Group expects to continue to see positive trends in its markets. Unfortunately, the Company expects to incur further price increases in packaging, freight and other commodities. The Company believes that improvements in manufacturing efficiencies will help offset these anticipated cost increases. The Company continues to believe that its previous earnings guidance of $1.20 to $1.30 per diluted share is still appropriate.

Given the Company's July 31, 2005 compliance deadline, the Company expects to devote significant internal and external resources to its Sarbanes-Oxley Section 404 readiness effort. Because the Company is geographically dispersed and operates in a decentralized manner, this process may prove to be more costly, challenging and time consuming compared to similarly-sized public companies without these characteristics.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $1,211,000 during the first three months of fiscal 2005 to $42,156,000, primarily due to increases in inventories and prepaid expenses and decreases in current maturities of notes payable, accrued expenses and accounts payable.

Cash was used during the three months ended October 31, 2004 to fund capital expenditures of $1,748,000, to make payments on long-term debt of $2,580,000, to purchase treasury stock of $1,762,000 and to make dividend payments of $514,000. Cash and investment securities decreased $4,128,000 during the first three months of fiscal 2005. Most of the cash and investment decline was attributable to debt and interest payments and the payment in September 2004 of the fiscal 2004 discretionary bonus.

Total cash and investment balances held by the Company's foreign subsidiaries at October 31, 2004 and July 31, 2004 were $4,220,000 and $3,633,000, respectively.
The improved cash position at the Company's foreign subsidiaries was driven by the improved operating performance in the Company's Canadian subsidiary.

Accounts receivable, less allowance for doubtful accounts, decreased 1.2% during the first three months of fiscal 2005. The Company maintains policies and practices to monitor the creditworthiness of its customers. These policies include maintaining and monitoring a list of customers whose creditworthiness has diminished. The total balance of accounts receivable for accounts on that list represents approximately 1.5% of the Company's outstanding receivables at October 31, 2004.

The table listed below depicts the Company's Contractual Obligations and Commercial Commitments at October 31, 2004 for the timeframes listed:


CONTRACTUAL OBLIGATIONS

                                   PAYMENTS DUE BY PERIOD
                 --------------------------------------------------------------
  CONTRACTUAL       TOTAL      LESS THAN      1 - 3        4 - 5       AFTER 5
  OBLIGATIONS                   1 YEAR        YEARS        YEARS       YEARS
---------------- -----------  -----------  -----------  -----------  ----------
Long-Term Debt   $24,820,000  $ 1,580,000  $ 7,160,000  $ 8,080,000  $8,000,000
Operating Leases  13,470,000    1,980,000    3,200,000    2,110,000   6,180,000
Unconditional
Purchase
Obligations        3,048,000    2,964,000       68,000       16,000          --
Obligations
                 -----------  -----------  -----------  -----------  ----------
Total
Contractual
Cash Obligations $41,338,000  $ 6,524,000  $10,428,000  $10,206,000 $14,180,000
                 ===========  ===========  ===========  ===========  ==========


OTHER COMMERCIAL COMMITMENTS

                         AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                 --------------------------------------------------------------
     OTHER          TOTAL
  COMMERCIAL       AMOUNTS     LESS THAN      1 - 3        4 - 5       AFTER 5
  COMMITMENTS     COMMITTED      1 YEAR       YEARS        YEARS        YEARS
                 -----------  -----------  -----------  -----------  ----------
Standby Letters
 of Credit       $ 3,270,000  $ 3,270,000           --           --          --
Guarantees           500,000      500,000           --           --          --
Other Commercial
Commitments        6,406,000    3,906,000           --    2,500,000          --
                 ------------ -----------  -----------  -----------  ----------
Total Commercial
Commitments      $10,176,000  $ 7,676,000  $        --  $ 2,500,000  $       --
                 ============ ===========  ===========  ===========  ==========


The Company's liquidity needs have been, and are expected to be, met through internally generated funds and, to the extent needed, borrowings under the Company's revolving credit facility with Harris Trust and Savings Bank. During the second quarter of fiscal 2004 the Company extended this agreement to January 2005. As of October 31, 2004, the Company had $7,500,000 available under the credit facility. The agreement, as amended, contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit the Company's ability to incur additional indebtedness or to acquire or dispose of assets and to pay dividends.

The Company believes that cash flow from operations, availability under its revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations. The Company's ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the Harris Trust and Savings Bank credit agreement, depends on its future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors.

The Company, as part of its normal course of business, guarantees certain debts and trade payables of its wholly owned subsidiaries. These arrangements are made at the request of the subsidiaries creditors, as separate financial statements are not distributed for the wholly owned subsidiaries. As of October 31, 2004, the value of these guarantees was $500,000 of short-term liabilities and $2,500,000 of long-term debt.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries during the three months ended October 31, 2004 were $3,489,000 or 7.9% of total Company sales. This represents an increase of 3.4% from the first three months of fiscal 2004, in which foreign subsidiary sales were $3,374,000 or 7.3% of total Company sales. This increase in sales was seen largely in the Company's Canadian subsidiary where positive currency movements of the Canadian dollar and price increases have driven the improvement. For the three months ended October 31, 2004, the foreign subsidiaries reported net income of $133,000, a reduction of $118,000 from the $251,000 income reported in the first three months of fiscal 2004.

Identifiable assets of the Company's foreign subsidiaries as of October 31, 2004 were $11,637,000 compared to $10,136,000 as of October 31, 2003. Most of the increase was reported in cash and investments.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED
PURCHASERS

The following chart summarizes Common Stock repurchases for the three months ended October 31, 2004.

                       ISSUER PURCHASES OF EQUITY SECURITIES
  -----------------------------------------------------------------------------
                                            Total Number of   (d) Maximum
                     (a) Total  (b)         Shares Purchased  Number of Shares
  For the Three      Number of  Average     as Part of        that may yet be
  Months Ended       Shares     Price Paid  Announced Plans   Purchased Under
  October 31, 2004   Purchased  Per Share   or Programs       Plans or Programs
  -----------------------------------------------------------------------------
  August 1, 2004 to
  August 31, 2004        --         --              --            182,504
  -----------------------------------------------------------------------------
  September 1, 2004 to
  September 30, 2004     --         --              --            182,504
  -----------------------------------------------------------------------------
  October 1, 2004 to
  October 31, 2004    115,400    $15.26         115,400            67,104
  -----------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading "Expectations" and those statements elsewhere in this report that use forward-looking terminology such as "expect," "would," "should," "estimates," "anticipates," and "believes" are "forward-looking statements" within the meaning of that term in the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those reflected in these forward-looking statements, due to uncertainties such as continued vigorous competition in the grocery, mass merchandiser and club markets and specialty product markets, the level of success of new products, and the cost of product introductions and promotions in the consumer market. Forward-looking statements are also subject to the risk of changes in market conditions in the overall economy, energy prices, the risk of war or international instability and, for the fluids purification and agricultural markets, changes in planting activity, crop quality and overall agricultural demand, including export demand, increasing regulation of the food chain and foreign exchange rate fluctuations. Other factors affecting these forward-looking statements may be detailed from time to time in other reports filed by the Company with the Securities and Exchange Commission.

TRADEMARK NOTICE

Oil-Dri, Agsorb, Cat's Pride, Jonny Cat, ConditionAde and Pro's Choice are all registered trademarks of Oil-Dri Corporation of America. PelUnite Plus is a trademark of Oil-Dri Corporation of America.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk and employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short-term investments. The Company had two interest rate swap agreements as of October 31, 2004. The Company believes that the market risk arising from holdings of its financial instruments is not material.

The Company is exposed to currency risk as it relates to certain accounts receivables and the Company's foreign operations. The Company has always determined that the currency risk is immaterial to the overall presentation of the financial statements. However, the Company began a program in fiscal 2004 of hedging certain receivable balances in a further attempt to minimize the risk.

The Company is exposed to regulatory risk in the fluid purification, animal health and agricultural markets, principally as a result of the risk of increasing regulation of the food chain in the United States and Europe. The Company actively monitors developments in this area, both directly and through trade organizations of which it is a member.

The Company is exposed to commodity price risk with respect to natural gas. As of October 31, 2004, the Company had contracted for a portion of its fuel needs for fiscal 2005 using forward purchase contracts to manage the volatility related to this exposure. The weighted average cost of the 2005 contracts has been estimated to be approximately 11.5% higher than the contracts for fiscal 2004. These contracts were entered into during the normal course of business and no contracts were entered into for speculative purposes.

The tables below provide information about the Company's natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the table presents the notional amounts in MMBtu's, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2005. The Fair Value was determined using the "Most Recent Settle" price for the "Henry Hub Natural Gas" option contract prices as listed by the New York Mercantile Exchange on November 16, 2004.


---------------------------------------------------------------
                    COMMODITY PRICE SENSITIVITY
                    NATURAL GAS FUTURE CONTRACTS
                 FOR THE YEAR ENDING JULY 31, 2005
---------------------------------------------------------------
                                    Expected 2005      Fair
                                       Maturity        Value
---------------------------------------------------------------
Natural Gas Future Volumes (MMBtu)      464,400          --
Weighted Average Price (Per MMBtu)     $   6.31          --
Contract Amount ($ U.S. in thousands)  $2,932.5    $3,234.5
---------------------------------------------------------------


Factors that could influence the fair value of the natural gas contracts, include, but are not limited to, the creditworthiness of the Company's natural gas suppliers, the overall general economy, developments in world events, and the general demand for natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world. Some of these same events have allowed the Company to mitigate the impact of the natural gas contracts by the continued and in some cases expanded use of recycled oil in our manufacturing processes. Accurate estimates of the impact that these contracts may have on the Company's fiscal 2005 financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.


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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) EXHIBITS:

         Exhibit 11:  Statement Re:  Computation of per share earnings

         Exhibit 31:  Rule 13a - 14(a) Certifications

         Exhibit 32:  Section 1350 Certifications

   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   OIL-DRI CORPORATION OF AMERICA
     (Registrant)



   BY /S/ ANDREW N. PETERSON
      Andrew N. Peterson
      Vice President and Chief Financial Officer



   BY /S/ DANIEL S. JAFFEE
      Daniel S. Jaffee
      President and Chief Executive Officer




   Dated:  December 9, 2004

                                    EXHIBITS

Exhibit 11:          Statement Re:  Computation of per share earnings

Exhibit 31:          Rule 13a - 14(a) Certifications

Exhibit 32:          Section 1350 Certifications

Exhibit 11:

                 OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                   (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                           THREE MONTHS ENDED
                                               OCTOBER 31
                                         2004              2003
                                         ----              ----

Net income available to stockholders   $ 1,280           $ 1,718
   (numerator)                         =======           =======

Shares Calculation
   (denominator)

Average shares outstanding -
   Basic Common                          4,053             4,038

Average shares outstanding -
   Basic Class B Common                  1,450             1,423

Effect of Dilutive Securities:

Potential Common Stock relating
   to stock options                        446               283
                                       -------           -------

Average shares outstanding -
   Assuming dilution                     5,949             5,744
                                       =======           =======

Net Income Per Share:
   Basic Common                          $0.25             $0.34
                                       =======           =======
Net Income Per Share:
   Basic Class B Common                  $0.19             $0.25
                                       =======           =======

Diluted                                  $0.22             $0.30

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

           c. Evaluated the effectiveness of Oil-Dri's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of October 31, 2004 based on such evaluation; and

           d. Disclosed in this report any change in Oil-Dri's internal control over financial reporting that occurred during Oil-Dri's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, Oil-Dri's internal control over financial reporting; and

       5. Oil-Dri's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Oil-Dri's auditors and the audit committee of Oil-Dri's board of directors:

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

   Date:    December 9, 2004
            --------------------------


   By:      /s/ Daniel S. Jaffee
            --------------------------
            Daniel S. Jaffee
            President and Chief Executive Officer

Exhibit 31:

CERTIFICATIONS PURSUANT TO RULE 13A -14(A) UNDER THE SECURITIES
EXCHANGE ACT OF 1934, AS AMENDED

   I. I, Andrew N. Peterson, Chief Financial Officer of Oil-Dri Corporation of America, certify that:

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

           c. Evaluated the effectiveness of Oil-Dri's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of October 31, 2004 based on such evaluation; and

           d. Disclosed in this report any change in Oil-Dri's internal control over financial reporting that occurred during Oil-Dri's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, Oil-Dri's internal control over financial reporting; and

       5. Oil-Dri's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Oil-Dri's auditors and the audit committee of Oil-Dri's board of directors:

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

   Date:    December 9, 2004
            --------------------------


   By:      /s/ Andrew N. Peterson
            --------------------------
            Andrew N. Peterson
            Vice President and Chief Financial Officer

Exhibit 32:

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350

                                  CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Oil-Dri Corporation of America (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  December 9, 2004

/s/ Daniel S. Jaffee
----------------------------
Name: Daniel S. Jaffee
Title: President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Oil-Dri Corporation of America and will be retained by Oil-Dri Corporation of America and furnished to the Securities and Exchange Commission or its staff upon request.


                                  CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Oil-Dri Corporation of America (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  December 9, 2004

/s/ Andrew N. Peterson
-----------------------------
Name: Andrew N. Peterson
Title: Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Oil-Dri Corporation of America and will be retained by Oil-Dri Corporation of America and furnished to the Securities and Exchange Commission or its staff upon request.