Form 10-Q
period 2005-01-31
OIL DRI CORPORATION OF AMERICA
filed 2005-03-11
CIK 74046

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                For the Quarterly Period Ended January 31, 2005

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

The aggregate market value of the Registrant's Common Stock owned by non-affiliates as of January 31, 2005 for accelerated filer purposes was $73,515,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock - 5,817,585 Shares (Including 1,751,550 Treasury Shares) Class B Stock - 1,800,083 Shares (Including 342,241 Treasury Shares)

CONTENTS

                                                                         PAGE
                                    PART I

ITEM 1: Financial Statements............................................3 - 13


ITEM 2: Management's Discussion and Analysis Of Financial Condition
        And Results Of Operations......................................14 - 20

ITEM 3: Quantitative And Qualitative Disclosures About Market Risk..........21

ITEM 4: Controls And Procedures.............................................21


                                   PART II

ITEM 1: Legal Proceedings...................................................22

ITEM 4: Submission of Matters to a Vote of Security Holders.................22

ITEM 6: Exhibits............................................................22

SIGNATURES..................................................................23

EXHIBITS...............................................................24 - 31

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

       OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS)


                                                     JANUARY
                                                     31, 2005   JULY 31,
                ASSETS                             (UNAUDITED)    2004
                                                  -----------------------

CURRENT ASSETS
Cash and cash equivalents                          $  4,677     $  6,348
Investment in treasury securities                    13,558       13,942
Investment in debt securities                         1,836        2,779
Accounts receivable, less allowance of $593 and
  $608 at January 31, 2005 and July 31, 2004,
  respectively                                       24,681       24,169
Inventories                                          13,082       12,399
Prepaid overburden removal expense                    1,672        2,407
Deferred income taxes                                 2,330        2,330
Prepaid expenses and other assets                     4,740        3,607
                                                  ----------   ----------
       TOTAL CURRENT ASSETS                          66,576       67,981
                                                  ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
Cost                                                149,161      145,498
Less accumulated depreciation and amortization     (100,956)     (97,696)
                                                  ----------   ----------
       TOTAL PROPERTY, PLANT AND EQUIPMENT, NET      48,205       47,802
                                                  ----------   ----------

OTHER ASSETS
Goodwill                                              5,162        5,162
Intangibles, net of accumulated amortization of
  $2,833 and $2,611 at January 31, 2005 and
  July 31, 2004, respectively                         2,157        2,389
Deferred income taxes                                 1,105        1,556
Other                                                 3,924        3,985
                                                  ----------   ----------
       TOTAL OTHER ASSETS                            12,348       13,092
                                                  ----------   ----------

TOTAL ASSETS                                       $127,129     $128,875
                                                  ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)


        LIABILITIES & STOCKHOLDERS' EQUITY          JANUARY 31,
                                                       2005      JULY 31,
                                                   (UNAUDITED)    2004
                                                  ------------------------

      CURRENT LIABILITIES
      Current maturities of notes payable          $  1,580      $  4,080
      Accounts payable                                5,195         5,701
      Dividends payable                                 568           513
      Accrued expenses
        Salaries, wages and commissions               2,797         4,747
        Trade promotions and advertising              5,590         4,715
        Freight                                       1,466         1,088
        Other                                         5,791         6,192
                                                 -----------   -----------
              TOTAL CURRENT LIABILITIES              22,987        27,036
                                                 -----------   -----------

      NONCURRENT LIABILITIES
      Notes payable                                  23,240        23,320
      Deferred compensation                           3,336         3,455
      Other                                           3,327         2,806
                                                 -----------   -----------
              TOTAL NONCURRENT LIABILITIES           29,903        29,581
                                                 -----------   -----------

              TOTAL LIABILITIES                      52,890        56,617
                                                 -----------   -----------

      STOCKHOLDERS' EQUITY
      Common Stock, par value $.10 per share,
        issued 5,817,585 shares at January 31,
        2005 and  5,583,960 shares at July 31,
        2004                                            582           559
      Class B Stock, par value $.10 per
        share, issued 1,800,083 shares at
        January 31, 2005 and 1,792,583 shares
        at July 31, 2004                                180           179
      Additional paid-in capital                     12,354         9,301
      Retained earnings                              93,098        90,985
      Restricted unearned stock compensation             --            (9)
      Cumulative translation adjustment                (403)         (694)
                                                 -----------   -----------
                                                    105,811       100,321
      Less Treasury stock, at cost (1,751,550
        Common and 342,241 Class B shares at
        January 31, 2005 and 1,538,571 Common
        and 342,241 Class B shares at July 31,
        2004)                                       (31,572)      (28,063)
                                                 -----------   -----------
              TOTAL STOCKHOLDERS' EQUITY             74,239        72,258
                                                 -----------   -----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $127,129      $128,875
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

                                                     FOR THE SIX MONTHS ENDED
                                                            JANUARY 31
                                                    --------------------------
                                                         2005        2004
                                                    --------------------------

      NET SALES                                      $ 93,602        $ 94,092
      Cost of Sales                                    72,355          71,921
                                                    ----------      ----------
      GROSS PROFIT                                     21,247          22,171
      Loss on impaired long-lived assets                   --            (464)
      Selling, General and Administrative Expenses    (16,115)        (16,148)
                                                    ----------      ----------
      INCOME FROM OPERATIONS                            5,132           5,559

      OTHER INCOME (EXPENSE)
        Interest expense                                 (895)         (1,064)
        Interest income                                   194              83
        Other, net                                        199             275
                                                    ----------      ----------
                     TOTAL OTHER EXPENSE, NET            (502)           (706)
                                                    ----------      ----------

      INCOME BEFORE INCOME TAXES                        4,630           4,853
      Income taxes                                      1,204           1,407
                                                    ----------      ----------
      NET INCOME                                        3,426           3,446

      RETAINED EARNINGS
      Balance at beginning of year                     90,985          88,002
      Less cash dividends declared and treasury
      stock reissuances                                 1,313           1,021
                                                    ----------      ----------
      RETAINED EARNINGS - JANUARY 31                   93,098          90,427
                                                    ==========      ==========

      NET INCOME PER SHARE
        BASIC COMMON                                     0.67            0.68
                                                    ==========      ==========
        BASIC CLASS B                                    0.50            0.51
                                                    ==========      ==========
        DILUTED                                          0.57            0.59
                                                    ==========      ==========

      AVERAGE SHARES OUTSTANDING

        BASIC COMMON                                    4,054           4,030
                                                    ==========      ==========
        BASIC CLASS B                                   1,451           1,424
                                                    ==========      ==========
        DILUTED                                         5,972           5,873
                                                    ==========      ==========



     The accompanying notes are an integral part of the consolidated financial statements.

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                 FOR THE SIX MONTHS ENDED
                                                        JANUARY 31
                                            ----------------------------------
                                                 2005              2004
                                            ---------------   ----------------

      NET INCOME                                $3,426            $3,446

      Other Comprehensive Income:
        Cumulative Translation Adjustments         291               198
                                            ---------------   ----------------

      TOTAL COMPREHENSIVE INCOME                $3,717            $3,644
                                            ===============   ================



































      The accompanying notes are an integral part of the consolidated financial statements.

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                               (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                            JANUARY 31
                                                    --------------------------
                                                         2005        2004
                                                    --------------------------

      NET SALES                                       $ 49,481      $ 47,800
      Cost of Sales                                     37,902        36,507
                                                    -----------   ------------
      GROSS PROFIT                                      11,579        11,293
      Loss on impaired long-lived assets                    --          (464)
      Selling, General and Administrative Expenses      (8,472)       (8,039)
                                                    -----------   ------------
      INCOME FROM OPERATIONS                             3,107         2,790

      OTHER INCOME (EXPENSE)
        Interest expense                                  (453)         (533)
        Interest income                                    109            43
        Other, net                                         149           133
                                                    -----------   ------------
                     TOTAL OTHER EXPENSE, NET             (195)         (357)
                                                    -----------   ------------

      INCOME BEFORE INCOME TAXES                         2,912         2,433
      Income taxes                                         766           705
                                                    -----------   ------------
      NET INCOME
                                                         2,146         1,728

      NET INCOME PER SHARE
        BASIC COMMON                                  $   0.42      $   0.34
                                                    ===========   ============
        BASIC CLASS B                                     0.31          0.26
                                                    ===========   ============
        DILUTED                                           0.36          0.29
                                                    ===========   ============

      AVERAGE SHARES OUTSTANDING
        BASIC COMMON                                    4,056          4,022
                                                    ===========   ============
        BASIC CLASS B                                   1,451          1,425
                                                    ===========   ============
        DILUTED                                         5,993          6,000
                                                    ===========   ============



      The accompanying notes are an integral part of the consolidated financial statements.

                  OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                            (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED
                                                         JANUARY 31
                                             ----------------------------------
                                                  2005               2004
                                             ---------------   ----------------

      NET INCOME                                 $2,146             $1,728

      Other Comprehensive Income:
        Cumulative Translation Adjustments          260                113
                                             ---------------   ----------------

      TOTAL COMPREHENSIVE INCOME                 $2,406             $1,841
                                             ===============   ================



































      The accompanying notes are an integral part of the consolidated financial statements.

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS OF DOLLARS)
                               (UNAUDITED)

                                                    FOR THE SIX MONTHS ENDED
                                                           JANUARY 31
                                                    ------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES                 2005        2004
                                                    ------------------------
    NET INCOME                                        $  3,426     $  3,446
                                                    -----------  -----------
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                    3,822        4,124
        Amortization of investment discount                (69)         (42)
        Deferred income taxes                              451          --
        Provision for bad debts                            101          156
        Loss (Gain) on the sale of
          property, plant and equipment                    127          (85)
        Loss on impaired long-lived assets                  --          464
        (Increase) Decrease in:
            Accounts receivable                           (614)      (3,530)
            Inventories                                   (684)         458
            Prepaid overburden removal expense             735         (100)
            Prepaid expenses                            (1,132)        (314)
            Other assets                                   (71)       2,068
        Increase (Decrease) in:
            Accounts payable                                21       (1,438)
            Accrued expenses                            (1,098)       1,112
            Deferred compensation                         (119)        (180)
            Other liabilities                              521          684
                                                    -----------  -----------
                   TOTAL ADJUSTMENTS                     1,991        3,377
                                                    -----------  -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES        5,417        6,823
                                                    -----------  -----------

    CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                            (3,964)      (2,227)
        Proceeds from sale of property,
          plant and equipment                               20          124
        Purchases of investments in debt securities       (250)          --
        Maturities of investments in debt securities     1,304           --
        Purchases of treasury securities               (13,489)     (23,999)
        Dispositions of treasury securities             13,974       23,936
                                                    -----------  -----------
        NET CASH USED IN INVESTING ACTIVITIES           (2,405)      (2,166)
                                                    -----------  -----------

    CASH FLOWS FROM FINANCING ACTIVITIES
        Principal payments on long-term debt            (2,580)      (2,500)
        Dividends paid                                  (1,079)        (969)
        Purchase of treasury stock                      (3,947)        (756)
        Proceeds from issuance of treasury stock           258           --
        Proceeds from issuance of common stock           2,551          610
        Other, net                                         114          116
                                                    -----------  -----------
        NET CASH USED IN FINANCING ACTIVITIES           (4,683)      (3,499)
                                                    -----------  -----------

    NET (DECREASE) INCREASE  IN CASH AND
      CASH EQUIVALENTS                                  (1,671)       1,158
    CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         6,348        4,753
                                                    -----------  -----------
    CASH AND CASH EQUIVALENTS, JANUARY 31             $  4,677     $  5,911
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

As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases. A significant part of the Company's overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of the Company's production processes. The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid overburden removal expense is amortized over the estimated available material. At January 31, 2005, the Company had $1,672,000 of prepaid overburden removal expense recorded on its consolidated balance sheet. During the first six months of fiscal 2005, the Company amortized to current expense approximately $1,535,000 of previously recorded prepaid expense.

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

2. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

                            JANUARY 31    JULY 31
                           (UNAUDITED)
                           -------------------------
                               2005        2004
                           -------------------------

Finished goods               $7,396        $7,529
Packaging                     3,553         3,130
Other                         2,133         1,740
                           -----------   -----------
                             $13,082       $12,399
                           ===========   ===========

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. The Company performs a detailed review of its inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of the Company's operating facilities and sales divisions to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at January 31, 2005 and July 31, 2004 were $462,000 and $641,000, respectively.

3.    PENSION AND OTHER POST RETIREMENT BENEFITS

In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal periods beginning after December 15, 2003. This revised statement requires additional annual disclosures regarding types of plan assets, investment strategy, future plan contributions, expected benefit payments and other items. The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions. The Company adopted SFAS No. 132 (revised 2003) for the quarter ending October 31, 2004 and has presented below the required disclosure.

The components of net periodic pension benefits cost of the Company sponsored defined benefit plans were as follows:

                                      PENSION PLANS          PENSION PLANS
                                   Three Months Ended      Six Months Ended
                                   January   January      January   January
                                      31,       31,          31,       31,
                                     2005      2004         2005      2004
Components of net periodic       (dollars in thousands)  (dollars in thousands)
  pension benefit cost

Service cost                       $ 197     $ 194        $ 394     $ 388
Interest cost                        239       227          478       454
Expected return on plan assets      (232)     (204)        (464)     (408)
Net amortization                      12        21           24        42
                                 ---------------------------------------------
                                   $ 216     $ 238        $ 432     $ 476
                                 =============================================

The Company did not make a contribution to its pension plan during the first or second quarter of the fiscal year ending July 31, 2005. The Company intends to make a contribution to the pension plan during the third quarter of the current fiscal year equal to the annual cost. The Company estimates the annual cost to be $500,000.


                                      POST RETIREMENT
                                      HEALTH BENEFITS
                                    Three Months Ended     Six Months Ended
                                    January   January      January   January
                                       31,       31,          31,       31,
                                      2005      2004         2005      2004
Components of net periodic       (dollars in thousands)  (dollars in thousands)
postretirement benefit cost

Service cost                        $  13     $  14       $  26     $  28
Interest cost                          12        11          24        22
Amortization of net transition          4         4           8         8
  obligation
Net actuarial loss                     --         1          --         2
                                  --------------------------------------------
Recognized actuarial loss           $  29     $  30       $  58     $  60
                                  ============================================

The Company's plan covering postretirement health benefits is an unfunded plan.

4. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payments," effective for the first reporting period, which begins after June 15, 2005. This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.
This revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company is currently reviewing this pronouncement, but believes that reported income, deferred tax assets/liabilities, the Statement of Cash Flow and the Balance Sheet will all be impacted by this new pronouncement.

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

Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of the Company's production facilities. However the Company has estimated the segment asset allocations as follows:

                                          --------------------
                                          JANUARY 31, JULY 31,
                                             2005       2004
                                          --------------------
                                                 ASSETS
                                          --------------------
                                             (in thousands)

Consumer Products Group.................. $ 55,478  $ 55,240
Specialty Products Group.................   15,144    14,594
Crop Production and Horticultural
  Products Group.........................   11,381    11,452
Industrial and Automotive Products Group.    8,696     8,646
Unallocated Assets                          36,430    38,943
                                          --------   --------
TOTAL ASSETS                              $127,129  $128,875
                                          ========  ========
                                          -------------------------------------
                                               Six Months Ended January 31,
                                          -------------------------------------
                                              Net Sales            Income
                                          -------------------------------------
                                            2005      2004      2005     2004
                                          --------  --------  -------  --------
                                                       (in thousands)
Consumer Products Group.................. $ 58,609  $ 58,425  $ 8,443  $ 8,695
Specialty Products Group.................   15,313    13,414    3,672    3,304
Crop Production and Horticultural
  Products Group.........................    8,010    11,379      476    1,786
Industrial and Automotive Products Group.   11,670    10,874      115     (226)
                                          --------  --------  -------  --------
TOTAL SALES/OPERATING INCOME............. $ 93,602  $ 94,092   12,706   13,559
                                          ========  ========  =======  ========
Less:
  Loss on impaired long-lived assets........................       --     (464)
  Corporate Expenses........................................    7,375    7,261
  Interest Expense, net of Interest Income..................      701      981
                                                              -------  --------
INCOME BEFORE INCOME TAXES..................................    4,630    4,853
Income Taxes................................................    1,204    1,407
                                                              -------  --------
NET INCOME                                                    $ 3,426  $ 3,446
                                                              =======  ========
                                          -------------------------------------
                                              Three Months Ended January 31,
                                          -------------------------------------
                                              Net Sales            Income
                                          -------------------------------------
                                            2005      2004      2005     2004
                                          --------  --------  -------  --------
                                                       (in thousands)
Consumer Products Group.................. $ 30,695  $ 29,806  $ 4,661  $ 4,136
Specialty Products Group.................    7,447     6,710    1,756    1,617
Crop Production and Horticultural
  Products Group.........................    5,416     5,893      725    1,084
Industrial and Automotive Products Group.    5,923     5,391      102     (226)
                                          --------  --------  -------  --------
TOTAL SALES/OPERATING INCOME............. $ 49,481  $ 47,800    7,244    6,611
                                          ========  ========  =======  ========
Less:
  Loss on impaired long-lived assets........................       --     (464)
  Corporate Expenses........................................    3,988    3,224
  Interest Expense, net of Interest Income..................      344      490
                                                              -------  --------
INCOME BEFORE INCOME TAXES..................................    2,912    2,433
Income Taxes................................................      766      705
                                                              -------  --------
NET INCOME..................................................  $ 2,146  $ 1,728
                                                              =======  ========

6. LOSS ON IMPAIRED LONG-LIVED ASSETS

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

7. STOCK-BASED COMPENSATION DISCLOSURE

The Company applies the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related other interpretations to account for its stock option plans. All the outstanding options issued under the plans have had exercise prices equal to the market value on the day of issue. Accordingly, the Company has not recorded any compensation expense associated with its issuance of stock options. The Company has recorded as expense the fair market value on the date of issue of any restricted stock awards granted. The fair value of the issued stock options is estimated on the grant date using the Black-Scholes Option Pricing Method. Had the Company accounted for stock-based compensation in accordance with SFAS No. 123 (revised 2004), "Share-Based Payments," the Company would have reported in the first six months of fiscal 2005 and 2004 additional employee compensation expense (net of related tax effect) of approximately $145,000 and $153,000 respectively.

The following table details the effect on net income and earnings per share if compensation expense for the stock plans had been recorded based on the fair value method under SFAS 123 (revised 2004), "Share-Based Payments."

     -----------------------------------------------------------------------
                                      Three Months Ended   Six Months Ended
                                         January 31,         January 31,
     -----------------------------------------------------------------------
     (IN THOUSANDS,
     EXCEPT PER SHARE DATA)               2005   2004       2005     2004
     -----------------------------------------------------------------------
     Reported net income                 $2,146 $1,728     $3,426  $3,446
     Add:  Total stock-based                  2      5          7      10
       employee compensation expense
       included in reported net income,
       net of related tax effects
     Deduct:  Total stock-based             (85)   (86)      (152)   (163)
       employee compensation expense
       determined under fair value
       method for all awards net of
       related tax effects
     -----------------------------------------------------------------------
     Pro forma net income                $2,063 $1,647     $3,281  $3,293
     -----------------------------------------------------------------------
     Earnings per share:
     Basic Common - as reported           $0.42  $0.34      $0.67   $0.68
     Basic Common - pro forma             $0.40  $0.32      $0.64   $0.65
     -----------------------------------------------------------------------
     Basic Class B Common - as reported   $0.31  $0.26      $0.50   $0.51
     Basic Class B Common - pro forma     $0.30  $0.24      $0.48   $0.49
     -----------------------------------------------------------------------
     Diluted - as reported                $0.36  $0.29      $0.57   $0.59
     Diluted - pro forma                  $0.34  $0.27      $0.55   $0.56
     -----------------------------------------------------------------------


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2005 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2004

RESULTS OF OPERATIONS

Consolidated net sales for the six months ended January 31, 2005 were $93,602,000, a decrease of 0.5% from net sales of $94,092,000 in the first six months of fiscal 2004. Net income for the first six months of fiscal 2005 was $3,426,000, a decrease of 0.6% from $3,446,000 earned in the first six months of fiscal 2004. Fiscal 2005's net income was positively impacted by increased sales and income in the Specialty Products Group and Industrial and Automotive Products Group, but negatively impacted by income decreases in the Consumer Products Group and sales and income decreases in the Crop Production
and Horticultural Products Group.   Volume decreases occurred in the Consumer
Products and the Crop Production and Horticultural Products Groups. Volume increases occurred in the Industrial and Automotive and Specialty Products Groups. General price increases helped to offset some of the volume decreases; however the substantial sales decline experienced by the Crop Production and Horticultural Products Group, which is discussed below, more
than offset the price increases.   Diluted net income per share for the first
six months of fiscal 2005 was $0.57 versus $0.59 diluted net income per share reported for the first six months of fiscal 2004. While sales and earnings performance for the first six months of fiscal 2005 were lower than the first six months of fiscal 2004, they were in line with the Company's expectations for the year.

Net sales of the Consumer Products Group for the first six months of fiscal 2005 were $58,609,000, an increase of 0.3% from net sales of $58,425,000 in the first six months of fiscal 2004. This segment's operating income decreased 2.9% from $8,695,000 in the first six months of fiscal 2004 to $8,443,000 in the first six months of fiscal 2005. Contributing to the profit decline was heavy promotional spending and material and freight cost increases. Overall, volume was down for the first six months of fiscal
2005.   Price increases helped to mitigate cost increases in freight, packaging and materials.

Net sales of the Specialty Products Group for the first six months of fiscal 2005 were $15,313,000 an increase of 14.2% from net sales of $13,414,000 in the first six months of fiscal 2004. This segment's operating income increased 11.1% from $3,304,000 in the first six months of fiscal 2004 to $3,672,000 in the first six months of fiscal 2005. Strong sales growth was seen in the bleaching earth sector in both North America and Latin America. Volume growth has been somewhat offset by contractual bleaching earth price declines seen in the second quarter of fiscal 2005, as international vegetable oil processors started to leverage their buying power for global bleaching earth contracts in the second quarter. Also offsetting some of the volume growth was temporary animal health and nutrition market weakness in Asia due to the bird flu concerns.

Net sales of the Crop Production and Horticultural Products Group for the first six months of fiscal 2005 were $8,010,000, a decrease of 29.6% from net sales of $11,379,000 in the first six months of fiscal 2004. The net sales decrease resulted from sales reductions to the major agricultural chemical formulators, primarily those formulating chemicals to combat corn rootworm. These formulators delayed their production start-ups in the first quarter of fiscal 2005 due to inventory carryover from last season and the beginning effects of genetically modified ("GMO") seed in the market. The sales reduction continued in the second quarter, with continued weakness in sales for products used to formulate corn rootworm products. The Crop Production and Horticultural Products Group anticipates regaining some of the first half sales shortfall in the second six months of fiscal 2005.

The significant decrease in agricultural carrier production also reduced the product availability of the Group's Flo-Fre product line, which in turn caused a further reduction of net sales. Offsetting the agricultural and Flo-Fre sales and profit declines were increases in the Group's sports field
business.   Sports field product sales for golf course construction were especially strong in the second quarter of fiscal 2005, which delivered overall sales growth for the first six months. The segment's operating income decreased from a $1,786,000 profit in the first six months of fiscal 2004 to a profit of $476,000 in the first six months of fiscal 2005. The decrease in operating income was driven by the reduction in agricultural carrier sales described above.

Net sales of the Industrial and Automotive Products Group for the first six months of fiscal 2005 were $11,670,000, an increase of 7.3% from net sales of $10,874,000 in the first six months of fiscal 2004. The segment reported operating income of $115,000 for the first six months of fiscal 2005 compared to a loss of $226,000 for the six months of fiscal 2004. Price increases and the continued growth of synthetic absorbent product sales were the key factors that allowed the Group to report increased sales for the first six months of fiscal 2005. However, freight and material costs have continued to increase for the Group. Fuel surcharges and resin price increases associated with the increased cost of oil offset some of the sales price increases that the Group was able to generate.

Consolidated gross profit as a percentage of net sales for the first six months of fiscal 2005 decreased to 22.7% from 23.6% in the first six months of fiscal 2004. As discussed above, the heavy promotional spending in the Consumer Products Group, along with the significant sales decline in the Crop Production and Horticultural Products Group, had a negative impact on the first six month's gross profit. Most of the groups also saw increased freight costs associated with the increase in oil prices. Non-fuel manufacturing costs rose 6.8% which had a negative impact on gross profit. Much of the non-fuel manufacturing cost increase was caused by decreased fixed cost coverage associated with the reduced demand. The cost of fuel used in the manufacturing processes remained relatively flat due to the Company's forward purchase program. General price increases positively impacted the results.

Operating expenses as a percentage of net sales for the first six months of fiscal 2005 decreased to 17.2% compared to the 17.7% for the first six months of fiscal 2004. Excluding the loss on impaired long-lived assets, the operating expenses for the first six months of fiscal 2004 would have been 17.2%. Fiscal 2005 operating expenses have been negatively impacted by approximately $505,000 of costs associated with the Company's Sarbanes-Oxley
Section 404 readiness effort, but positively impacted by reductions in discretionary bonus expense.

Interest expense was down during the time period due to the reduction in debt. Interest income increased $111,000 from the first six months of fiscal 2004 due to the change in the investment portfolio of the Company and increased interest rates in the market.

The Company's effective tax rate was 26.0% of pre-tax income in the first six months of fiscal 2005 versus 29% in the first six months of fiscal 2004. The decrease in the effective tax rate for fiscal 2005 was due to a change in estimate in calculating the Company's depletion deduction and by the Company's decision to change from a separate company federal tax filing (e.g. each subsidiary filing individually) to a consolidated company federal tax filing, which has allowed the Company to better utilize its various tax attributes.

Total assets of the Company decreased $1,746,000 or 1.4% during the first six months of fiscal 2005. Current assets decreased $1,405,000 or 2.0% from fiscal 2004 year-end balances, primarily due to decreases in cash and investment securities and prepaid overburden removal expense. Offsetting these decreases were increases in accounts receivable, inventory and other prepaid assets. Much of the decline in cash and investments was due to a payment of the current portion of the long-term notes payable, stock repurchases and the payment of the fiscal 2004 discretionary bonus.

Property, plant and equipment, net of accumulated depreciation, increased $403,000 or 0.8% during the first six months of fiscal 2005. The increase was a result of additions in the packaging and mining equipment areas.

Total liabilities decreased $3,727,000 or 6.6% during the first six months of fiscal 2005. Current liabilities decreased $4,049,000 or 15.0% during the first six months of fiscal 2005. The decrease in current liabilities was driven by a decrease in the current maturities of notes payable, accounts payable, salary and wages payable and other payables. Increases were seen in trade promotions payable, freight payable and dividends payable. The increase in trade promotions payables was consistent with the previously
discussed increase in trade spending in the Consumer Products Group.   The
decrease in current notes payable and salaries payable was consistent with the reduction in cash and investments discussed above. Noncurrent liabilities increased $322,000.

EXPECTATIONS

The Company believes based on the first six month actual results, that consolidated net sales for fiscal 2005 will be flat to slightly above fiscal 2004. The Crop Production and Horticultural Products Group anticipates regaining some of the first half sales shortfall in the second six months of fiscal 2005. The Specialty Products Group expects to continue to see positive trends in its markets. Unfortunately, the Company expects to incur further cost increases in packaging, freight and other commodities. The Company believes that improvements in manufacturing efficiencies will help offset part of these anticipated cost increases. The Company continues to believe that its previous earnings guidance of $1.20 to $1.30 per diluted share for the fiscal year ending July 31, 2005 is appropriate.

Given the Company's July 31, 2005 compliance deadline, the Company has and expects to continue to devote significant internal and external resources to its Sarbanes-Oxley Section 404 readiness effort. Because the Company is geographically dispersed and operates in a decentralized manner, this process may prove to be more costly, challenging and time consuming compared to similarly-sized public companies without these characteristics.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $2,644,000 during the first six months of fiscal 2005 to $43,589,000, primarily due to increases in accounts receivable related to the increased sales in the second quarter, increases in inventories, which were related to the timing of packaging purchases and increases in prepaid expenses, which were driven by the timing of insurance payments. Also positively impacting working capital was the payment of the current maturities of notes payable.

Cash was used during the six months ended January 31, 2005 to fund capital expenditures of $3,964,000, to make payments on long-term debt of $2,580,000, to purchase treasury stock of $3,947,000 and to make dividend payments of $1,079,000. Cash and investment securities decreased $2,998,000 during the
first six months of fiscal 2005.    Most of the cash and investment decline
was attributable to the items listed above, plus the September 2004 payment of the fiscal 2004 discretionary bonus.

Total cash and investment balances held by the Company's foreign subsidiaries at January 31, 2005 and July 31, 2004 were $3,620,000 and $3,633,000, respectively.

Accounts receivable, less allowance for doubtful accounts was $24,681,000, an increase of 2.1% from the July 31, 2004 value of $24,169,000. However in terms of days sales outstanding, net receivables were down as compared to July 31, 2004. The sales for the second quarter of fiscal 2005 were $49,481,000, while the sales for the fourth quarter of fiscal 2004 were $44,803,000.

The Company maintains policies and practices to monitor the creditworthiness of its customers. These policies include maintaining and monitoring a list of customers whose creditworthiness has diminished. The total balance of accounts receivable for accounts on that list represents approximately 1.9% of the Company's outstanding receivables at January 31, 2005.

The table listed below depicts the Company's Contractual Obligations and Commercial Commitments at January 31, 2005 for the timeframes listed:


CONTRACTUAL OBLIGATIONS

                                        PAYMENTS DUE BY PERIOD
                     -----------------------------------------------------------
  CONTRACTUAL                      LESS THAN     1 - 3      4 - 5       AFTER 5
  OBLIGATIONS           TOTAL       1 YEAR       YEARS      YEARS        YEARS
----------------     -----------  ----------  ----------  ----------  ----------
Long-Term Debt       $24,820,000  $1,580,000  $7,160,000  $8,080,000  $8,000,000
Operating Leases     $13,880,000   2,274,000   3,617,000   2,040,000   5,949,000
Unconditional
Purchase Obligations   1,111,000   1,036,000      68,000       7,000          --
                     -----------  ----------  ----------  ----------  ----------
Total Contractual
Cash Obligations     $39,811,000  $4,890,000 $10,845,000 $10,127,000 $13,949,000
                     ===========  ========== =========== =========== ===========


OTHER COMMERCIAL COMMITMENTS

                         AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                     -----------------------------------------------------------
     OTHER              TOTAL         LESS        1 - 3       4 - 5     AFTER 5
  COMMERCIAL           AMOUNTS       THAN 1
  COMMITMENTS         COMMITTED       YEAR        YEARS       YEARS      YEARS
                     ------------  ----------  -----------  --------  ----------
Standby Letters
of Credit            $ 3,270,000   $3,270,000           --        --          --

Guarantees             3,763,000      769,000      494,000 2,500,000          --
Other Commercial
Commitments            4,035,000    4,035,000           --        --          --
                     -----------   ----------  -----------  --------  ----------
Total Commercial
Commitments          $11,068,000   $8,074,000     $494,000 $2,500,000  $      --
                     ===========   ==========  =========== ==========  =========

The Company's liquidity needs have been, and are expected to be, met through internally generated funds and, to the extent needed, borrowings under the Company's revolving credit facility with Harris Trust and Savings Bank. During the second quarter of fiscal 2005 the Company amended the agreement to extend the termination date to January 29, 2006. As of January 31, 2005, the Company had $7,500,000 available under the credit facility. The agreement, as amended, contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit the Company's ability to incur additional indebtedness or to acquire or dispose of assets and to pay dividends.

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

The Company, as part of its normal course of business, guarantees certain debts and trade payables of its wholly owned subsidiaries. These arrangements are made at the request of the subsidiaries creditors, as separate financial statements are not distributed for the wholly owned subsidiaries. As of January 31, 2005, the value of these guarantees was $500,000 of short-term liabilities, $763,000 of lease liabilities and $2,500,000 of long-term debt.

THREE MONTHS ENDED JANUARY 31, 2005 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2004

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended January 31, 2005 were $49,481,000, a 3.5% increase from net sales of 47,800,000 in the second quarter of fiscal 2004. Net income for the second quarter of fiscal 2005 was $2,146,000, an increase of 24.2% from $1,728,000 earned in the second quarter of fiscal 2004. Fiscal 2005's net income was positively impacted by improved quarterly sales and income from the Consumer Products Group, Specialty Products Group and Industrial and Automotive Products Group, but negatively impacted by sales and income reductions in the Crop Production and
Horticultural Products Group.   Volume increases were reported by all Groups
except the Crop Production and Horticultural Products Group. Diluted net income per share for the second quarter of fiscal 2005 was $0.36 versus $0.29 diluted net income per share reported for the second quarter of fiscal 2004.

Net sales of the Consumer Products Group for the second quarter of fiscal 2005 were $30,695,000, an increase of 3.0% from net sales of $29,806,000 in the second quarter of fiscal 2004. This segment's operating income increased 12.7% from $4,136,000 in the second quarter of fiscal 2004 to $4,661,000,000 in the second quarter of fiscal 2005. Positively contributing to the profit increase were price increases, increased sales of branded scoopable cat litter and a small decline in expenses. Promotional spending and material and freight cost increases offset some of the positive items.

Net sales of the Specialty Products Group for the second quarter of fiscal 2005 were $7,447,000, an increase of 11.0% from net sales of $6,710,000 in the second quarter of fiscal 2004. This segment's operating income increased 8.6% from $1,617,000 in the second quarter of fiscal 2004 to $1,756,000 in the second quarter of fiscal 2005. The bleaching earth product lines continued to see sales strength in both North America and Latin America during the quarter. The international vegetable oil processors started to leverage their buying power for global bleaching earth contracts in the second quarter. This reduction in selling price offset some of the gains made in overall volume growth.

Net sales of the Crop Production and Horticultural Products Group for the second quarter of fiscal 2005 were $5,416,000, a decrease of 8.1% from net sales of $5,893,000 in the second quarter of fiscal 2004. The net sales decrease resulted from sales reductions to the major agricultural chemical formulators, primarily those formulating chemicals to combat corn rootworm. The significant decrease in agricultural carrier production also reduced the product availability of the Group's Flo-Fre product line, which in turn caused a further reduction of net sales. Offsetting the agricultural and Flo-Fre sales and profit declines were increases in the Group's sports field
business.   Sports field product sales for golf course construction were strong in the second quarter of fiscal 2005. The segment's operating income decreased from a $1,084,000 profit in the second quarter of fiscal 2004 to a profit of $725,000 in the second quarter of fiscal 2005. The decrease in operating income was driven by the reduction in agricultural carrier sales described above.

Net sales of the Industrial and Automotive Products Group for the second quarter of fiscal 2005 were $5,923,000, an increase of 9.9% from net sales of $5,391,000 in the second quarter of fiscal 2004. The segment reported operating income of $102,000 for the second quarter of fiscal 2005 compared to a loss of $226,000 in the second quarter of fiscal 2004. General price increases and the continued growth of synthetic absorbent product sales in the second quarter were the key factors that allowed the Group to report increased sales and profits in the second quarter of fiscal 2005. Freight and material cost increases continued in the second quarter of fiscal 2005. These increases offset some of the general price increases gained by the Group.

Consolidated gross profit as a percentage of net sales for the second quarter of fiscal 2005 decreased slightly to 23.4% from 23.6% in the second quarter of fiscal 2004. General price increases, along with the sales growth in the Specialty Products Group, helped offset some of the gross profit decline driven by the sales decrease in the Crop Production and Horticultural Products Group. Most of the groups also saw increased freight costs associated with the increase in oil prices. The manufacturing facilities continued to experience fixed cost coverage issues caused by reduced production volume associated with the sales decline in the Crop Production and Horticultural Products Group.

Operating expenses as a percentage of net sales for the second quarter of fiscal 2005 decreased to 17.1% compared to the 17.8% for the second quarter of fiscal 2004. Excluding the loss on impaired long-lived assets, the operating expenses for the second quarter of fiscal 2004 would have been 16.8%. The second quarter of fiscal 2005 operating expenses were negatively impacted especially by approximately $505,000 of costs associated with the Sarbanes-Oxley Section 404 readiness effort and by increased development and marketing costs associated with potential new products in the Crop Production
and Horticultural Products Group.   Positively impacting operating expenses
were reductions in discretionary bonus expense.

Interest expense was down $80,000 during the second quarter due to the reduction in debt. Interest income increased $66,000 from the second quarter of fiscal 2004 due to the change in the investment portfolio of the Company and increased interest rates in the market.

The Company's effective tax rate was 26.3% of pre-tax income in the second quarter of fiscal 2005 versus 29% in the second quarter of fiscal 2004. The decrease in the effective tax rate for fiscal 2005 was due to a change in estimate in calculating the Company's depletion deduction and by the Company's decision to change from a separate company federal tax filing (e.g. each subsidiary filing individually) to a consolidated company federal tax filing, which has allowed the Company to better utilize its various tax attributes.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payments," effective for the first reporting period, which begins after June 15, 2005. This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company is currently reviewing this pronouncement, but believes that reported income, deferred tax assets/liabilities, the Statement of Cash Flow and the Balance Sheet will all be impacted by this new pronouncement.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries during the six months ended January 31, 2005 were $7,270,000 or 7.8% of total Company sales. This represents an increase of 8.3% from the first six months of fiscal 2004, in which foreign subsidiary sales were $6,714,000 or 7.1% of total Company sales. This increase in sales was seen in both our UK and Canadian operations. The revenue increase from the additional sales has been offset by higher material costs and additional promotion expenses, especially in the UK. For the six months ended January 31, 2005, the foreign subsidiaries reported net income of $248,000, a reduction of $135,000 from the $383,000 income reported in the first six months of fiscal 2004.

Identifiable assets of the Company's foreign subsidiaries as of January 31,
2005 were $11,575,000 compared to $10,648,000 as of January 31, 2004.   The
increase was driven by cash and investments and additional property, plant and equipment.

Net sales by the Company's foreign subsidiaries during the second quarter of fiscal 2005 were $3,781,000 or 7.6% of total Company sales. This represents an increase of 13.2% from the second quarter of fiscal 2004, in which foreign subsidiary sales were $3,341,000 or 7.0% of total Company sales. For the second quarter of fiscal 2005, the foreign subsidiaries reported net income of $115,000, a reduction of $18,000 from the $133,000 income reported in the second quarter of fiscal 2004.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following chart summarizes Common Stock repurchases for the three months ended January 31, 2005. On December 7, 2004, the Board of Directors authorized the repurchase of an additional 500,000 shares.

                       ISSUER PURCHASES OF EQUITY SECURITIES

      --------------------------------------------------------------------------
                                                  TOTAL NUMBER
                                                  OF SHARES
                                                  PURCHAED
                                                  AS PART      (D) MAXIMUM
                           (A) TOTAL  (B)         OF PUBLICLY  NUMBER OF SHARES
      FOR THE THREE        NUMBER OF  AVERAGE     ANNOUNCED    THAT MAY YET BE
      MONTHS ENDED         SHARES     PRICE PAID  PLANS OR     PURCHASED UNDER
      JANUARY 31, 2005     PURCHASED  PER SHARE   PROGRAM      PLANS OR PROGRAMS
      --------------------------------------------------------------------------
      November 1, 2004 to
      November 30, 2004      8,600     $16.26       8,600          58,504
      --------------------------------------------------------------------------
      December 1, 2004 to
      December 31, 2004     49,300     $17.48      49,300         509,204
      --------------------------------------------------------------------------
      January 1, 2005 to
      January 31, 2005      58,400     $18.29      58,400         450,804
      --------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading "Expectations" and those statements elsewhere in this report that use forward-looking terminology such as "expect," "would," "could," "should," "estimates," "anticipates" and "believes" are "forward-looking statements" within the meaning of that term in the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those reflected in these forward-looking statements, due to uncertainties such as continued intense competition from larger competitors in the consumer and specialty product markets, the level of success of new products, and the cost of product introductions and promotions in the consumer market. Forward-looking statements are also subject to the risk of changes in market conditions in the overall economy, energy prices, the risk of war or international instability and, for the fluids purification and agricultural markets, changes in planting activity created by increased acceptance of genetically modified ("GMO") and treated seed in the agricultural market, crop quality and overall agricultural demand, including export demand, increasing regulation of the food chain and foreign exchange rate fluctuations. Other factors affecting these forward-looking statements may be detailed from time to time in other reports filed by the Company with the Securities and Exchange Commission.

TRADEMARK NOTICE

Oil-Dri, Agsorb, Cat's Pride, Jonny Cat, ConditionAde and Pro's Choice are all registered trademarks of Oil-Dri Corporation of America. PelUnite Plus is a trademark of Oil-Dri Corporation of America.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk and employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short-term investments. The Company had two interest rate swap agreements as of January 31, 2005. The Company believes that the market risk arising from holdings of its financial instruments is not material.

The Company is exposed to currency risk as it relates to certain accounts
receivables and the Company's foreign operations.    The Company has always
determined that the currency risk is immaterial to the overall presentation of the financial statements. However, the Company began a program in fiscal 2004 of hedging certain receivable balances in a further attempt to minimize the risk.

The Company is exposed to regulatory risk in the fluid purification, animal health and agricultural markets, principally as a result of the risk of increasing regulation of the food chain in the United States and Europe. The Company actively monitors developments in this area, both directly and through trade organizations of which it is a member. The Company is exposed to commodity price risk with respect to natural gas. At January 31, 2005, the Company had contracted for a portion of its fuel needs for fiscal 2005 using forward purchase contracts to manage the volatility related to this exposure. The weighted average cost of the 2005 contracts has been estimated to be approximately 11.5% higher than the contracts for fiscal 2004. These contracts were entered into during the normal course of business and no contracts were entered into for speculative purposes.

The tables below provide information about the Company's natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the table presents the notional amounts in MMBtu's, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2005. The Fair Value was determined using the "Most Recent Settle" price for the "Henry Hub Natural Gas" option contract prices as listed by the New York Mercantile Exchange on February 14, 2005.


--------------------------------------------------------------------------
                         COMMODITY PRICE SENSITIVITY
                        NATURAL GAS FUTURE CONTRACTS
                     FOR THE YEAR ENDING JULY 31, 2005
--------------------------------------------------------------------------
                                                  Expected 2005     Fair
                                                    Maturity        Value
--------------------------------------------------------------------------
Natural Gas Future Volumes (MMBtu)                  464,400             --
Weighted Average Price (Per MMBtu)                 $   6.31             --
Contract Amount ($ U.S., in thousands)             $2,932.5       $2,992.2
--------------------------------------------------------------------------


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In April 2002, the Company filed parallel actions in state and federal courts in Nevada against Washoe County, Nevada, alleging that the County's denial of a special use permit (sought by the Company in connection with its plan to build a manufacturing facility outside of Reno, Nevada) violated both federal and state law. The lawsuits sought money damages resulting from the County's improper denial of the special use permit, which caused the Company to abandon its plan to build the Reno facility. The federal court action was dismissed on jurisdictional grounds, and the state court action proceeded. On December 30, 2004, however, the state court ruled against the Company on all liability issues. The Company determined not to appeal the state court's ruling, and the litigation is now concluded. The ruling and the conclusion of the litigation have no material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 7, 2004, the 2004 Annual Meeting of Stockholders of Oil-Dri Corporation of America was held for the purpose of considering and voting .

     1.  ELECTION OF DIRECTORS

     The following schedule sets forth the results of the vote to elect directors. A total of 17,721,970 shares were eligible to vote.


            DIRECTOR                            VOTES FOR
            --------                            ---------
            J. Steven Cole                     17,558,249
            Arnold W. Donald                   17,521,547
            Ronald B. Gordon                   17,042,932
            Daniel S. Jaffee                   17,581,606
            Richard M. Jaffee                  17,497,594
            Joseph C. Miller                   17,016,879
            Allan H. Selig                     17,557,221


     2.  RATIFICATION OF INDEPENDENT AUDITOR

     The Audit Committee's selection of PricewaterhouseCoopers LLP as the Company's independent auditor for the fiscal year ending July 31, 2005 was ratified by receiving 17,002,217 votes of a total 17,721,970 shares eligible to vote.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)   EXHIBITS:

         Exhibit 10(o)(3): Fourth Amendment, dated November 10, 2004, to Credit Amendment dated as of January 29, 1999

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


   OIL-DRI CORPORATION OF AMERICA
     (Registrant)



   BY /S/ ANDREW N. PETERSON
      Andrew N. Peterson
      Vice President and Chief Financial Officer



   BY /S/ DANIEL S. JAFFEE
      Daniel S. Jaffee
      President and Chief Executive Officer




   Dated:  March 11, 2005

                                   EXHIBITS

Exhibit 10(o)(3): Fourth Amendment, dated November 24, 2004, to Credit Amendment dated as of January 29, 1999

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

Exhibit 10(o)(3):

                     FOURTH AMENDMENT TO CREDIT AGREEMENT

      This Fourth Amendment to Credit Agreement (the "Amendment") dated as of November 10, 2004, between Oil-Dri Corporation of America (the "Company") and Harris Trust and Savings Bank (the "Bank").

                            PRELIMINARY STATEMENTS

      A. The Company and the Bank are parties to a Credit Agreement dated as of January 29, 1999, as amended (the "Credit Agreement"). All capitalized terms used herein without definition shall have the same meanings herein as such terms are defined in the Credit Agreement.

      B. The Company has requested that the Bank extend the Termination Date to January 29, 2006, and the Bank is willing to do so under the terms and conditions set forth in this Amendment.

SECTION 1. AMENDMENT.

      Upon satisfaction of the conditions precedent contained in Section 3 below, the definition of Termination Date appearing in Section 4.1 of the Credit Agreement (Definitions) shall be and hereby is amended and restated in its entirety to read as follows:

           "Termination Date" means January 29, 2006, or such earlier date on which the Revolving Credit Commitment is terminated in whole pursuant to Section 3.4, 8.2 or 8.3 hereof.

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

SECTION 3. CONDITIONS PRECEDENT.

      This Amendment shall become effective upon satisfaction of the following conditions precedent:

           3.1. The Company and the Bank shall have executed and delivered this Amendment.

           3.2. Each Guarantor shall have executed and delivered its consent to this Amendment in the space provided for that purpose below.

           3.3. Legal matters incident to the execution and delivery of this Amendment shall be satisfactory to the Bank and its counsel.

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

This Fourth Amendment to Credit Agreement is dated as of the date first above written.

                                    OIL-DRI CORPORATION OF AMERICA


                                    By  /S/ RICHARD PIETROWSKI

                                        Name   RICHARD PIETROWSKI
                                        Title  TREASURER


                                    HARRIS TRUST AND SAVINGS BANK



                                    By   ______________________________

                                        Name   _________________________
                                        Title  _________________________

                              GUARANTORS' CONSENT

    Each of the undersigned has heretofore guaranteed the due and punctual payment of all present and future indebtedness of the Company evidenced by or arising out of the Loan Documents, including, without limitation, all Obligations, pursuant to Section 9 of the Credit Agreement and hereby consents to the amendment to the Credit Agreement set forth above and confirms that all of the obligations of the undersigned thereunder remain in full force and effect. Each of the undersigned further agrees that the consent of the undersigned to any further amendments to the Credit Agreement shall not be required as a result of this consent having been obtained. Each of the undersigned acknowledges that the Bank is relying on the assurances provided for herein and entering into this Fourth Amendment and maintaining credit outstanding to the Borrower under the Credit Agreement as so amended.

OIL-DRI CORPORATION OF GEORGIA            OIL-DRI PRODUCTION COMPANY


By  _______________________________       By  _______________________________

    Name    Richard Pietrowski                Name    Richard Pietrowski
    Title   Treasurer                         Title   Treasurer


MOUNDS PRODUCTION COMPANY, LLC            MOUNDS MANAGEMENT, INC.


By   _______________________________      By  ______________________________

    Name    Richard Pietrowski                Name    Richard Pietrowski
    Title   Treasurer                         Title   Treasurer


BLUE MOUNTAIN PRODUCTION COMPANY          OIL-DRI CORPORATION OF NEVADA


By   _______________________________      By  ______________________________

    Name    Richard Pietrowski                Name    Richard Pietrowski
    Title   Treasurer                         Title   Treasurer

Exhibit 11:

                 OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                  (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                                SIX MONTHS ENDED
                                                    JANUARY 31
                                              2005            2004
                                             -------         -------

Net income available to stockholders         $ 3,246         $ 3,446
   (numerator)                               =======         =======

Shares Calculation
   (denominator)

Average shares outstanding -
   Basic Common                                4,054           4,030

Average shares outstanding -
   Basic Class B Common                        1,451           1,424

Effect of Dilutive Securities:

Potential Common Stock relating
   to stock options                              467             419
                                             -------         -------

Average shares outstanding -
   Assuming dilution                           5,972           5,873
                                             =======         =======

Net Income Per Share:
   Basic Common                                $0.67           $0.68
                                             =======         =======
Net Income Per Share:
   Basic Class B Common                        $0.50           $0.51
                                             =======         =======

Diluted                                        $0.57           $0.59
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

           c. Evaluated the effectiveness of Oil-Dri's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures,  as of January  31,  2005 based on such  evaluation;
               and

           d. Disclosed in this report any change in Oil-Dri's internal control over financial reporting that occurred during Oil-Dri's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, Oil-Dri's internal control over financial reporting; and

       5. Oil-Dri's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Oil-Dri's auditors and the audit committee of Oil-Dri's board of directors:

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

   Date:    March 11, 2005
            --------------------------


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

           c. Evaluated the effectiveness of Oil-Dri's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures,  as of January  31,  2005 based on such  evaluation;
               and

           d. Disclosed in this report any change in Oil-Dri's internal control over financial reporting that occurred during Oil-Dri's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, Oil-Dri's internal control over financial reporting; and

       5. Oil-Dri's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Oil-Dri's auditors and the audit committee of Oil-Dri's board of directors:

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

   Date:    March 11, 2005
            --------------------------


   By:      /s/ Andrew N. Peterson
            --------------------------
            Andrew N. Peterson
            Vice President and Chief Financial Officer

Exhibit 32:

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350

                                 CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Oil-Dri Corporation of America (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  March 11, 2005

/s/ Daniel S. Jaffee
----------------------------
Name: Daniel S. Jaffee
Title: President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Oil-Dri Corporation of America and will be retained by Oil-Dri Corporation of America and furnished to the Securities and Exchange Commission or its staff upon request.


                                 CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Oil-Dri Corporation of America (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  March 11, 2005

/s/ Andrew N. Peterson
-----------------------------
Name: Andrew N. Peterson
Title: Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Oil-Dri Corporation of America and will be retained by Oil-Dri Corporation of America and furnished to the Securities and Exchange Commission or its staff upon request.