Form 10-Q
period 2005-04-30
OIL DRI CORPORATION OF AMERICA
filed 2005-06-09
CIK 74046

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended April 30, 2005

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

Common Stock - 5,897,435 Shares (Including 1,903,950 Treasury Shares) Class B Stock - 1,800,083 Shares (Including 342,241 Treasury Shares)

CONTENTS

                                                                          PAGE
                                     PART I

ITEM 1: Financial Statements.............................................3 - 13


ITEM 2: Management's Discussion and Analysis Of Financial Condition
        And Results Of Operations.......................................14 - 20

ITEM 3: Quantitative And Qualitative Disclosures About Market Risk...........21

ITEM 4: Controls And Procedures..............................................22


                                     PART II

ITEM 6: Exhibits.............................................................23

SIGNATURES...................................................................24

EXHIBITS................................................................25 - 32

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF DOLLARS)


                                                             APRIL
                                                           30, 2005     JULY 31,
                ASSETS                                    (UNAUDITED)     2004
                                                         -----------------------

CURRENT ASSETS
Cash and cash equivalents                                 $  3,711     $  6,348
Investment in treasury securities                           11,974       13,942

Investment in debt securities                                1,245        2,779
Accounts receivable, less allowance of $569 and
  $608 at April 30, 2005 and July 31, 2004, respectively    23,274       24,169
Inventories                                                 13,490       12,399
Prepaid overburden removal expense                           1,308        2,407
Deferred income taxes                                        2,256        2,330
Prepaid expenses and other assets                            4,109        3,607
                                                         ----------   ----------
               TOTAL CURRENT ASSETS                         61,367       67,981
                                                         ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
Cost                                                       150,300      145,498
Less accumulated depreciation and amortization            (102,590)     (97,696)
                                                         ----------   ----------
               TOTAL PROPERTY, PLANT AND EQUIPMENT NET      47,710       47,802
                                                         ----------   ----------

OTHER ASSETS
Goodwill                                                     5,162        5,162
Intangibles, net of accumulated amortization of
  $2,941 and $2,611 at April 30, 2005 and
  July 31, 2004, respectively                                2,075        2,389
Deferred income taxes                                        1,234        1,556
Other                                                        3,897        3,985
                                                         ----------   ----------
               TOTAL OTHER ASSETS                           12,368       13,092
                                                         ----------   ----------

TOTAL ASSETS                                              $121,445     $128,875
                                                         ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF DOLLARS)


        LIABILITIES & STOCKHOLDERS' EQUITY                 APRIL 30,
                                                             2005       JULY 31,
                                                          (UNAUDITED)    2004
                                                         -----------------------

      CURRENT LIABILITIES
      Current maturities of notes payable                 $  3,080     $  4,080
      Accounts payable                                       4,782        5,701
      Dividends payable                                        558          513
      Accrued expenses
        Salaries, wages and commissions                      3,052        4,747
        Trade promotions and advertising                     3,427        4,715
        Freight                                              1,487        1,088
        Other                                                4,736        6,192
                                                        -----------   ----------
                     TOTAL CURRENT LIABILITIES              21,122       27,036
                                                        -----------   ----------

      NONCURRENT LIABILITIES
      Notes payable                                         20,240       23,320
      Deferred compensation                                  3,457        3,455
      Other                                                  2,934        2,806
                                                        -----------   ----------
                     TOTAL NONCURRENT LIABILITIES           26,631       29,581
                                                        -----------   ----------

                     TOTAL LIABILITIES                      47,753       56,617
                                                        -----------   ----------

      STOCKHOLDERS' EQUITY
      Common Stock, par value $.10 per share,
        issued 5,897,435 shares at April 30, 2005
        and 5,583,960 shares at July 31, 2004                  590          559
      Class B Stock, par value $.10 per share,
        issued 1,800,083 shares at April 30, 2005
        and 1,792,583 shares at July 31, 2004                  180          179
      Additional paid-in capital                            13,430        9,301
      Retained earnings                                     94,511       90,985
      Restricted unearned stock compensation                   (87)          (9)
      Cumulative translation adjustment                       (304)        (694)
                                                        -----------   ----------
                                                           108,320      100,321
      Less Treasury Stock, at cost (1,903,950
        Common and 342,241 Class B shares at
        April 30, 2005 and 1,538,571 Common and
        342,241 Class B shares at July 31, 2004)           (34,628)     (28,063)
                                                        -----------   ----------
                     TOTAL STOCKHOLDERS' EQUITY             73,692       72,258
                                                        -----------   ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $121,445     $128,875
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

                                                    FOR THE NINE MONTHS ENDED
                                                             APRIL 30
                                                    -------------------------
                                                        2005         2004
                                                    -------------------------
      NET SALES                                       $141,851     $140,708
      Cost of Sales                                    110,845      107,569
                                                    -----------   -----------
      GROSS PROFIT                                      31,006       33,239
      Loss on impaired long-lived assets                    --         (464)
      Selling, General and Administrative Expenses     (22,920)     (24,452)
                                                    -----------   -----------
      INCOME FROM OPERATIONS                             8,086        8,323

      OTHER INCOME (EXPENSE)
        Interest expense                                (1,332)      (1,589)
        Interest income                                    320          144
        Other, net                                         270          206
                                                    -----------   -----------
             TOTAL OTHER EXPENSE, NET                     (742)      (1,239)
                                                    -----------   -----------

      INCOME BEFORE INCOME TAXES                         7,344        7,084
      Income taxes                                       1,946        1,814
                                                    -----------   -----------
      NET INCOME                                         5,398        5,270

      RETAINED EARNINGS
      Balance at beginning of year                      90,985       88,002
      Less cash dividends declared and treasury
      stock reissuances                                  1,872        1,536
                                                    -----------   -----------
      RETAINED EARNINGS - APRIL 30                      94,511       91,736
                                                    ===========   ===========

      NET INCOME PER SHARE
        BASIC COMMON                                 $    1.05     $   1.03
                                                    ===========   ===========
        BASIC CLASS B                                $    0.79     $   0.77
                                                    ===========   ===========
        DILUTED                                      $    0.91     $   0.89
                                                    ===========   ===========

      AVERAGE SHARES OUTSTANDING
        BASIC COMMON                                     4,049        4,036
                                                    ===========   ===========
        BASIC CLASS B                                    1,453        1,433
                                                    ===========   ===========
        DILUTED                                          5,948        5,937
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

                 OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                        STATEMENTS OF COMPREHENSIVE INCOME
                             (IN THOUSANDS OF DOLLARS)
                                    (UNAUDITED)

                                                    FOR THE NINE MONTHS ENDED
                                                             APRIL 30
                                                    -------------------------
                                                        2005          2004
                                                    -----------   -----------

      NET INCOME                                     $  5,398      $  5,270

      Other Comprehensive Income:
        Cumulative Translation Adjustments                390           130
                                                    -----------   -----------

      TOTAL COMPREHENSIVE INCOME                     $  5,788      $  5,400
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

                                                    FOR THE THREE MONTHS ENDED
                                                             APRIL 30
                                                    --------------------------
                                                       2005            2004
                                                    --------------------------

      NET SALES                                      $ 48,249        $ 46,616
      Cost of Sales                                    38,490          35,548
                                                    ----------      ----------
      GROSS PROFIT                                      9,759          11,068
      Selling, General and Administrative Expenses     (6,805)         (8,304)
                                                    ----------      ----------
      INCOME FROM OPERATIONS                            2,954           2,764

      OTHER INCOME (EXPENSE)
        Interest expense                                 (437)           (525)
        Interest income                                   126              61
        Other, net                                         71             (69)
                                                    ----------      ----------
                     TOTAL OTHER EXPENSE, NET            (240)           (533)
                                                    ----------      ----------

      INCOME BEFORE INCOME TAXES                        2,714           2,231
      Income taxes                                        742             407
                                                    ----------      ----------
      NET INCOME                                        1,972           1,824

      NET INCOME PER SHARE
        BASIC COMMON                                 $   0.38        $   0.36
                                                    ==========      ==========
        BASIC CLASS B                                $   0.29        $   0.27
                                                    ==========      ==========
        DILUTED                                      $   0.33        $   0.30
                                                    ==========      ==========

      AVERAGE SHARES OUTSTANDING
        BASIC COMMON                                    4,036           4,050
                                                    ==========      ==========
        BASIC CLASS B                                   1,458           1,450
                                                    ==========      ==========
        DILUTED                                         5,950           6,072
                                                    ==========      ==========



      The accompanying notes are an integral part of the consolidated financial statements.

                OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                     STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS OF DOLLARS)
                                 (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED
                                                        APRIL 30
                                            --------------------------------
                                                 2005              2004
                                            --------------    --------------

      NET INCOME                               $1,972            $1,824

      Other Comprehensive Income:
        Cumulative Translation Adjustments         99               (68)
                                            --------------    --------------
      TOTAL COMPREHENSIVE INCOME               $2,071            $1,756
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

               OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)
                                (UNAUDITED)

                                                           FOR THE NINE MONTHS
                                                             ENDED APRIL 30
                                                          ---------------------
 CASH FLOWS FROM OPERATING ACTIVITIES                        2005       2004
                                                          ---------------------
 NET INCOME                                                $  5,398   $  5,270
                                                          ---------- ----------
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization                            5,635      6,109
     Amortization of investment discount                       (150)       (51)
     Deferred income taxes                                      396         --
     Provision for bad debts                                    (20)       235
     Loss on the sale of property,
       plant and equipment                                      156        733
     (Increase) Decrease in:
         Accounts receivable                                    915         75
         Inventories                                         (1,091)    (1,128)
         Prepaid overburden removal expense                   1,099       (106)
         Prepaid expenses                                      (502)      (432)
         Other assets                                          (171)     1,753
     Increase (Decrease) in:
         Accounts payable                                      (177)    (1,732)
         Accrued expenses                                    (4,040)     2,750
         Deferred compensation                                    2        (41)
         Other liabilities                                      127        277
                                                          ---------- ----------
                TOTAL ADJUSTMENTS                             2,179      8,442
                                                          ---------- ----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                7,577     13,712
                                                          ---------- ----------

 CASH FLOWS FROM INVESTING ACTIVITIES
 ------------------------------------
   Capital expenditures                                      (5,230)    (3,722)
   Proceeds from sale of property,
     plant and equipment                                         21        530
   Purchases of investments in debt securities                 (250)    (5,424)
   Maturities of investments in debt securities               1,985      1,961
   Purchases of treasury securities                         (21,393)   (37,376)
   Dispositions of treasury securities                       23,553     35,966
                                                          ---------- ----------
   NET CASH USED IN INVESTING ACTIVITIES                     (1,314)    (8,065)
                                                          ---------- ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
 -----------------------------------
   Principal payments on long-term debt                      (4,080)    (4,000)
   Dividends paid                                            (1,647)    (1,482)
   Purchase of treasury stock                                (7,082)    (1,344)
   Proceeds from issuance of treasury stock                     258         --
   Proceeds from issuance of common stock                     3,405      1,207
   Other, net                                                   246         72
                                                          ---------- ----------
 NET CASH USED IN FINANCING ACTIVITIES                       (8,900)    (5,547)
                                                          ---------- ----------

 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (2,637)       100
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 6,348      4,753
                                                          ---------- ----------
 CASH AND CASH EQUIVALENTS, APRIL 30                       $  3,711   $  4,853
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

As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases. A significant part of the Company's overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of the Company's production processes. The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid overburden removal expense is amortized over the estimated available material. At April 30, 2005, the Company had $1,308,000 of prepaid overburden removal expense recorded on its consolidated balance sheet. During the first nine months of fiscal 2005, the Company amortized to current expense approximately $2,154,000 of previously recorded prepaid expense.

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

2. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

                                APRIL 30 JULY 31
                                  (UNAUDITED)
                           -------------------------
                              2005          2004
                           -------------------------

Finished goods               $ 7,391       $ 7,529
Packaging                      4,009         3,130
Other                          2,090         1,740
                           -----------   -----------
                             $13,490       $12,399
                           ===========   ===========

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. The Company performs a review of its inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of the Company's operating facilities and sales divisions to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at April 30, 2005 and July 31, 2004 were $514,000 and $641,000, respectively.

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

The components of net periodic pension benefits cost of the Company sponsored defined benefit plans were as follows:

                                       PENSION PLANS          PENSION PLANS
                                    Three Months Ended      Nine Months Ended
                                    April 30, April 30,     April 30, April 30,
                                      2005      2004          2005      2004
Components of net periodic        (dollars in thousands)  (dollars in thousands)
  pension benefit cost

Service cost                        $ 195     $ 194         $ 589     $ 581
Interest cost                         235       227           713       680
Expected return on plan assets       (242)     (204)         (706)     (611)
Net amortization                        6        21            30        62
                                  ----------------------------------------------
                                    $ 194     $ 238         $ 626     $ 712
                                  ==============================================

The Company did not make a contribution to its pension plan during the first or second quarter of the fiscal year ending July 31, 2005. The Company made contributions to the pension plan during the third quarter of the current fiscal year totaling $560,000. The Company does not expect to make any additional contributions during the fourth quarter of fiscal 2005.

                                     POST RETIREMENT
                                     HEALTH BENEFITS
                                   Three Months Ended       Nine Months Ended
                                   April 30, April 30,     April 30, April 30,
                                     2005      2004        2005      2004
Components of net periodic        (dollars in thousands) (dollars in thousands)
postretirement benefit cost
Service cost                       $  14     $  14         $  40     $  42
Interest cost                         11        11            35        33
Amortization of net transition
  obligation                           4         4            12        12
Net actuarial loss                     1         1             1         3
                                  ----------------------------------------------
Recognized actuarial loss          $  30     $  30         $  88     $  90
                                  ==============================================

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

In March 2005, the FASB ratified the consensus reached in EITF Issue No. 04-06, "Accounting for Stripping Costs in the Mining Industry". The consensus will be effective for the first fiscal period in the fiscal years beginning after December 15, 2005. The consensus on this issue calls for post-production stripping costs to be treated as a variable inventory production cost. As a result, such costs are subject to inventory costing procedures in the period they are incurred. The Company is currently reviewing this pronouncement, but believes that the Statement of Cash Flow and the Balance Sheet will be impacted by this new pronouncement.

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

Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of the Company's production facilities. However the Company has estimated the segment asset allocations as follows:

                                          ------------------
                                          APRIL 30, JULY 31,
                                            2005       2004
                                          ------------------
                                               ASSETS
                                          ------------------
                                            (in thousands)
Consumer Products Group.................. $ 53,493  $ 55,240
Specialty Products Group.................   15,297    14,594
Crop Production and Horticultural
  Products Group.........................   11,736    11,452
Industrial and Automotive Products Group.    8,121     8,646
Unallocated Assets.......................   32,798    38,943
                                          --------  --------
TOTAL ASSETS............................. $121,445  $128,875
                                          ========  ========
                                          --------------------------------------
                                                Nine Months Ended April 30,
                                          --------------------------------------
                                              Net Sales             Income
                                          --------------------------------------
                                            2005      2004      2005      2004
                                          --------  --------  --------  --------
                                                      (in thousands)
Consumer Products Group.................. $ 86,429  $ 85,521  $11,862   $12,392
Specialty Products Group.................   23,085    20,463    5,509     4,849
Crop Production and Horticultural
  Products Group.........................   14,716    17,901    1,357     2,995
Industrial and Automotive Products Group.   17,621    16,823       66      (130)
                                          --------  --------  -------   --------
TOTAL SALES/OPERATING INCOME............. $141,851  $140,708   18,794    20,106
                                          ========  ========
 Loss on impaired long-lived assets (1).....................       --      (464)
Less:
  Corporate Expenses........................................   10,438    11,113
  Interest Expense, net of Interest Income..................    1,012     1,445
                                                              -------   --------
INCOME BEFORE INCOME TAXES..................................    7,344     7,084
Income Taxes................................................    1,946     1,814
                                                              -------   --------
NET INCOME..................................................  $ 5,398   $ 5,270
                                                              =======   ========
(1) See note 6 for a discussion of the loss on long-lived impaired assets.

                                          --------------------------------------
                                               Three Months Ended April 30,
                                          --------------------------------------
                                              Net Sales             Income
                                          --------------------------------------
                                            2005      2004      2005      2004
                                          --------  --------  -------   --------
                                                      (in thousands)
Consumer Products Group.................. $ 27,820  $ 27,096  $ 3,419   $ 3,697
Specialty Products Group.................    7,772     7,049    1,837     1,545
Crop Production and Horticultural
  Products Group.........................    6,706     6,522      881     1,209
Industrial and Automotive Products Group.    5,951     5,949      (49)       96
                                          --------  --------  -------   --------
TOTAL SALES/OPERATING INCOME............. $ 48,249  $ 46,616    6,088     6,547
                                          ========  ========  =======   ========
Less:
  Corporate Expenses........................................    3,063     3,852
  Interest Expense, net of Interest Income..................      311       464
                                                              -------   --------
INCOME BEFORE INCOME TAXES..................................    2,714     2,231
Income Taxes................................................      742       407
                                                              -------   --------
NET INCOME..................................................  $ 1,972   $ 1,824

                                                              =======   ========

6. LOSS ON IMPAIRED LONG-LIVED ASSETS

During the third quarter of fiscal 2004, the Company recorded a loss on impaired assets of $464,000. This loss, related to the write-off of a scoopable "box" product line located at the Company's Georgia facility and the write-off of the remaining estimated held-for-sale value of a similar box line at one of the Company's Mississippi facilities, resulted from the shift from boxed products to jug products and the long term direction of the Company. Both lines were previously used exclusively by the Consumer Product group.

7. STOCK-BASED COMPENSATION DISCLOSURE

The Company applies the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related other interpretations to account for its stock option plans. The Company has used the nominal vesting approach for all options, including those that would have an accelerated vesting feature associated with employee retirement. The utilization of the nominal vesting approach for the options subject to the accelerated retirement vesting does not have a material impact on the table presented below. All the outstanding options issued under the plans have had exercise prices equal to the market value on the day of issue. Accordingly, the Company has not recorded any compensation expense associated with its issuance of stock options. The Company has recorded as expense the fair market value on the date of issue of any restricted stock awards granted. The fair value of the issued stock options is estimated on the grant date using the Black-Scholes Option Pricing Model. Had the Company accounted for stock-based compensation in accordance with SFAS No. 123 (revised 2004), "Share-Based Payments," the Company would have reported in the first nine months of fiscal 2005 and 2004 additional employee compensation expense (net of related tax effect) of approximately $243,000 and $229,000 respectively.

The following table details the effect on net income and earnings per share if compensation expense for the stock plans had been recorded based on the fair value method under SFAS 123 (revised 2004), "Share-Based Payments."

     ------------------------------------------------------------------------
                                       Three Months Ended   Nine Months Ended
                                            April 30,           April 30,
     ------------------------------------------------------------------------
     (IN THOUSANDS,
     EXCEPT PER SHARE DATA)              2005    2004      2005    2004
     ------------------------------------------------------------------------
     Reported net income                  $1,972  $1,824    $5,398  $5,270
     Add:  Total stock-based                   4       5        11      15
       employee compensation expense
       expense included in net income,
       net of related tax effects
     Deduct:  Total stock-based             (103)    (81)     (254)   (244)
       employee compensation expense
       determined under fair value
       method for all awards, net
       of related tax effects
     ------------------------------------------------------------------------
     Pro forma net income                 $1,873  $1,748    $5,155  $5,041
     ------------------------------------------------------------------------
     Earnings per share:
       Basic Common - as reported          $0.38   $0.36     $1.05   $1.03
       Basic Common - pro forma            $0.37   $0.34     $1.00   $0.99
     ------------------------------------------------------------------------
       Basic Class B Common - as reported  $0.29   $0.27     $0.79   $0.77
       Basic Class B Common - pro forma    $0.27   $0.26     $0.75   $0.74
     ------------------------------------------------------------------------
       Diluted - as reported               $0.33   $0.30     $0.91   $0.89
       Diluted - pro forma                 $0.31   $0.29     $0.87   $0.85
     ------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2005 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2004

RESULTS OF OPERATIONS

Consolidated net sales for the nine months ended April 30, 2005 were $141,851,000, an increase of 0.8% from net sales of $140,708,000 in the first nine months of fiscal 2004. Net income for the first nine months of fiscal 2005 was $5,398,000, an increase of 2.4% from net income of $5,270,000 earned in the first nine months of fiscal 2004. Fiscal 2005's net income was positively impacted by solid sales growth in the Specialty Products and Industrial and Automotive Products Groups, but negatively impacted by decreased contribution from the Consumer Products Group and decreased sales and income from the Crop Production and Horticultural Products Group. The Crop Production and Horticultural Products Group continued to experience a significant year-to-date tonnage decline. Sales tonnage for the Consumer and Industrial and Automotive Groups were relatively flat with last year. A strong tonnage increase was reported by the Specialty Products Group.

General price increases helped to offset some of the overall volume decline. However, the substantial sales decline experienced by the Crop Production and Horticultural Products Group and cost increases in packaging, fuel and freight have negatively impacted fiscal 2005's results. Positively impacting fiscal 2005's results have been the sales growth in the Specialty Products Group and a reduction in Selling, General and Administrative expenses. Diluted net income per share for the first nine months of fiscal 2005 was $0.91 versus $0.89 diluted net income per share reported for the first nine months of fiscal 2004. Although sales and earnings performance for the first nine months of fiscal 2005 were better than the first nine months of fiscal 2004, they were below the Company's expectations.

Net sales of the Consumer Products Group for the first nine months of fiscal 2005 were $86,429,000, an increase of 1.1% from net sales of $85,521,000 in the first nine months of fiscal 2004. This segment's operating income decreased 4.3% from $12,392,000 in the first nine months of fiscal 2004 to $11,862,000 in the first nine months of fiscal 2005. Contributing to the profit decline were increased material, packaging and freight costs. Transportation and manufacturing fuel costs and resin prices have increased as the cost of oil has increased. Bag stock costs have also increased as the price of paper has increased. Overall, volume was relatively flat for the first nine months of fiscal 2005. Price increases and the addition of a new co-manufacturing customer helped offset the cost increases in freight, packaging and materials. Also, the Group reported reduced selling expenses in the areas of advertising and bad debts expense.

Net sales of the Specialty Products Group for the first nine months of fiscal 2005 were $23,085,000 an increase of 12.8% from net sales of $20,463,000 in the first nine months of fiscal 2004. This segment's operating income increased 13.6% from $4,849,000 in the first nine months of fiscal 2004 to $5,509,000 in the first nine months of fiscal 2005. Strong sales growth was seen in bleaching earth and animal health and nutrition products. The international edible oil processors started to leverage their buying power for global bleaching earth contracts in the second quarter. This contractual reduction in selling price offset some of the gains made in overall tonnage growth.

Net sales of the Crop Production and Horticultural Products Group for the first nine months of fiscal 2005 were $14,716,000, a decrease of 17.8% from net sales of $17,901,000 in the first nine months of fiscal 2004. The net sales decrease resulted from sales declines to the major agricultural chemical formulators, primarily those formulating chemicals to combat corn rootworm. These formulators delayed their production start-ups in the first quarter of fiscal 2005 due to inventory carryover from last season and the increasing acceptance of genetically modified ("GMO") and treated seed in the market. The Crop Production and Horticultural Products Group anticipated regaining some of its sales shortfall to date in the fourth quarter of fiscal 2005. In-line with those beliefs, the Group reported a 2.8% sales increase in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. The significant decrease in agricultural carrier production, however, also reduced the availability of the Group's Flo-Fre product line, which in turn caused a further reduction of net sales. Offsetting these sales and profit declines was a strong sales and profit increase in the Group's sports field business. The Group's operating income decreased from $2,995,000 in the first nine months of fiscal 2004 to $1,357,000 in the first nine months of fiscal 2005. The decrease in operating income was driven by the decline in agricultural carrier sales described above.


Net sales of the Industrial and Automotive Products Group for the first nine months of fiscal 2005 were $17,621,000, an increase of 4.7% from net sales of $16,823,000 in the first nine months of fiscal 2004. The segment reported an operating profit of $66,000 for the first nine months of fiscal 2005 compared to a loss of $130,000 for the nine months of fiscal 2004. Price increases and sales growth of certain major accounts were the key factors that allowed the Group to report a profit for the first nine months of fiscal 2005. Transportation and manufacturing fuel costs and resin prices have increased as the cost of oil has increased. These cost increases have offset some of the increased selling prices.

Consolidated gross profit as a percentage of net sales for the first nine months of fiscal 2005 decreased to 21.9% from 23.6% in the first nine months of fiscal 2004. As discussed above, freight, materials, fuel and packing cost increases in the Consumer Products and Industrial and Automotive Groups, along with the significant sales decline in the Crop Production and Horticultural Products Group, drove the decline in the first nine month's gross profit. Non-fuel manufacturing costs rose 7.7%, which had a negative impact on gross profit. Part of the non-fuel manufacturing cost increase was caused by decreased fixed cost coverage associated with the reduced demand of the Crop Production and Horticultural Products. The cost of fuel used in the manufacturing processes increased 2.2% on a full year basis, but 5.5% for the third quarter, despite the Company's forward purchase program. General price increases positively impacted the results.

Operating expenses as a percentage of net sales for the first nine months of fiscal 2005 decreased to 16.2% compared to the 17.7% for the first nine months of fiscal 2004. Excluding the loss on impaired long-lived assets, the operating expenses for the first nine months of fiscal 2004 would have been 17.4%. Fiscal 2005 operating expenses have been increased impacted by approximately $622,000 of costs associated with the Company's Sarbanes-Oxley Section 404 readiness effort, but positively impacted by reductions in advertising and discretionary bonus expense.

Interest expense was down $257,000 during the time period due to the reduction in debt. Interest income increased $176,000 from the first nine months of fiscal 2004 due to the change in the investment portfolio of the Company and increased interest rates in the market.

The Company's effective tax rate was 26.5% of pre-tax income in the first nine months of fiscal 2005 versus 25.6% in the first nine months of fiscal 2004. The increase in the effective tax rate for fiscal 2005 was due to the composition of income and expense.

Total assets of the Company decreased $7,430,000 or 5.8% during the first nine months of fiscal 2005. Current assets decreased $6,614,000 or 9.7% from fiscal 2004 year-end balances, primarily due to decreases in cash and investment securities, accounts receivable and prepaid overburden removal expense. Offsetting these decreases were increases in inventory and other prepaid assets. Much of the decline in cash and investments was due to a payment of the current portion of the long-term notes payable, stock repurchases, payment of trade promotions and the payment of the fiscal 2004 discretionary bonus.

Property, plant and equipment, net of accumulated depreciation, decreased $92,000 or 0.2% during the first nine months of fiscal 2005.

Total liabilities decreased $8,864,000 or 15.7% during the first nine months of fiscal 2005. Current liabilities decreased $5,914,000 or 21.9% during the first nine months of fiscal 2005. The decrease in current liabilities was driven by a decrease in the current maturities of notes payable, accounts payable, trade promotions payable, salary and wages payable and other payables. Increases were seen in freight payable and dividends payable. The decrease in trade promotions payables was consistent with the previously discussed decrease in advertising expense in the Consumer Products Group. The decrease in current notes payable and salaries payable was consistent with the reduction in cash and investments discussed above. Noncurrent liabilities decreased $2,950,000 as a portion of the long-term debt was transferred to current liabilities.

EXPECTATIONS

The Company believes based on the first nine month actual results, that consolidated net sales for fiscal 2005 will be consistent with or slightly above fiscal 2004. The Crop Production and Horticultural Products Group anticipates regaining some of its shortfall to date in the fourth quarter of fiscal 2005. The Specialty Products Group expects to continue to see positive trends in its markets. The Company expects to incur substantial cost increases in fuel, freight, packaging and other commodities, which will offset the positive sales trends. The Company believes that these cost increases will impact its results for the full year and therefore updated its earnings guidance in a press release issued May 26, 2005. The Company now expects earnings to be between $1.00 to $1.10 per diluted share for the fiscal year ending July 31, 2005.

Although the Company's July 31, 2005 compliance deadline has been extended to July 31, 2006, the Company has and expects to continue to devote significant internal and external resources to its Sarbanes-Oxley Section 404 readiness effort. Because the Company is geographically dispersed and operates in a decentralized manner, this process may prove to be more costly, challenging and time consuming compared to similarly-sized public companies without these characteristics.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $700,000 during the first nine months of fiscal 2005 to $40,245,000, primarily due to decreases in cash and investments, accounts receivable and prepaid overburden removal expense. These decreases were partially offset by decreases in current maturities of notes payable, accounts payable, and most of the accrued expense accounts. The decreases in accounts receivable and prepaid overburden were driven by process improvements in both areas. Accounts receivables decreased despite the fact that sales for the third quarter of fiscal 2005 were up 3.5% as compared to the third quarter of fiscal 2004.

Cash was used during the nine months ended April 30, 2005 to fund capital expenditures of $5,230,000, to make payments on long-term debt of $4,080,000, to purchase treasury stock of $7,082,000 and to make dividend payments of $1,647,000. Cash and investment securities decreased $6,139,000 during the first nine months of fiscal 2005. Most of the cash and investment decline was attributable to the items listed above, plus the September 2004 payment of the fiscal 2004 discretionary bonus.

Total cash and investment balances held by the Company's foreign subsidiaries at April 30, 2005 and July 31, 2004 were $3,788,000 and $3,633,000, respectively.

Accounts receivable, less allowance for doubtful accounts was $23,274,000, a decrease of 3.7% from the July 31, 2004 value of $24,169,000. Accounts receivable were also lower in terms of days sales outstanding as compared to July 31, 2004. The sales for the third quarter of fiscal 2005 were $48,249,000, while the sales for the fourth quarter of fiscal 2004 were $44,803,000.

The table listed below depicts the Company's Contractual Obligations and Commercial Commitments at April 30, 2005 for the timeframes listed:

CONTRACTUAL OBLIGATIONS
                                       PAYMENTS DUE BY PERIOD
                     -----------------------------------------------------------
  CONTRACTUAL          TOTAL      LESS THAN     1 - 3       4 - 5      AFTER 5
  OBLIGATIONS                       1 YEAR      YEARS       YEARS       YEARS
-------------------- ----------- ----------- ----------- ----------- -----------
Long-Term Debt       $23,320,000 $ 3,080,000 $ 8,160,000 $ 7,080,000 $ 5,000,000
Interest on Debt       5,532,000   1,437,000   2,251,000   1,208,000     636,000
Pension & Post         7,437,000     545,000   1,257,000   1,430,000   4,205,000
Retirement Plans
Operating Leases      13,322,000   2,218,000   3,414,000   1,973,000   5,717,000
Unconditional
Purchase Obligations $ 6,806,000   2,965,000   3,841,000          --          --
                     ----------- ----------- ----------- ----------- -----------
Total Contractual
Cash Obligations     $56,417,000 $10,245,000 $18,923,000 $11,691,000 $15,558,000
                     =========== =========== =========== =========== ===========

OTHER COMMERCIAL COMMITMENTS
                             AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                     -----------------------------------------------------------
     OTHER              TOTAL
  COMMERCIAL           AMOUNTS     THAN 1       1 - 3       4 - 5      AFTER 5
  COMMITMENTS         COMMITTED     YEAR        YEARS       YEARS       YEARS
                     ----------- ----------- ----------- ----------- -----------
Standby Letters of
Credit               $ 3,270,000 $ 3,270,000          --          --          --
Guarantees             3,695,000     769,000     426,000   2,500,000          --
Other Commercial
Commitments            3,821,000   3,821,000         --           --          --
                     ----------- ----------- ----------- ----------- -----------
Total Commercial
Commitments          $10,786,000 $ 7,860,000 $   426,000 $ 2,500,000 $        --
                     =========== =========== =========== =========== ===========

The Company's liquidity needs have been, and are expected to be, met through internally generated funds and, to the extent needed, borrowings under the Company's revolving credit facility with Harris Trust and Savings Bank. During the third quarter of fiscal 2005 the Company amended the agreement to redefine the fixed charge coverage ratio and limit capital expenditures through the termination date of the agreement. As of April 30, 2005, the Company had $7,500,000 available under the credit facility. The agreement, as amended, contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit the Company's ability to incur additional indebtedness or to acquire or dispose of assets and to pay dividends.

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

The Company, as part of its normal course of business, guarantees certain debts and trade payables of its wholly owned subsidiaries. These arrangements are made at the request of the subsidiaries creditors, as separate financial statements are not distributed for the wholly owned subsidiaries. As of April 30, 2005, the value of these guarantees was $500,000 of short-term liabilities, $695,000 of lease liabilities and $2,500,000 of long-term debt.

THREE MONTHS ENDED APRIL 30, 2005 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2004

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended April 30, 2005 were $48,249,000, a 3.5% increase from net sales of 46,616,000 in the third quarter of fiscal 2004. Net income for the third quarter of fiscal 2005 was $1,972,000, an increase of 8.1% from $1,824,000 net income earned in the third quarter of fiscal 2004. Fiscal 2005's third quarter net income was positively impacted by improved quarterly sales and income from the Specialty Products Group, but negatively impacted by income declines in the Consumer, Industrial and Automotive and Crop Production and Horticultural Products Groups. Income was also positively impacted by a reduction of the Selling and General Administrative expense area. Diluted net income per share for the third quarter of fiscal 2005 was $0.33 versus $0.30 diluted net income per share reported for the third quarter of fiscal 2004.

Net sales of the Consumer Products Group for the third quarter of fiscal 2005 were $27,820,000, an increase of 2.7% from net sales of $27,096,000 in the third quarter of fiscal 2004. This segment's operating income decreased 7.5% from $3,697,000 in the third quarter of fiscal 2004 to $3,419,000 in the third quarter of fiscal 2005. The Group experienced increases in packaging, freight and manufacturing fuel costs. Increases were seen in both paper and resin based packaging costs. Freights costs were driven up by the increases in diesel fuel. Reductions in trade promotions and advertising offset most of the cost increases. The third quarter of fiscal 2004 experienced elevated advertising and trade spending expenses associated with the introduction of new products and for packaging redesign costs.

Net sales of the Specialty Products Group for the third quarter of fiscal 2005 were $7,772,000, an increase of 10.3% from net sales of $7,049,000 in the third quarter of fiscal 2004. This segment's operating income increased 18.9% from $1,545,000 in the third quarter of fiscal 2004 to $1,837,000 in the third quarter of fiscal 2005. The Group reported strong sales growth in its bleaching earth and animal health and nutrition product lines during the quarter.

Net sales of the Crop Production and Horticultural Products Group for the third quarter of fiscal 2005 were $6,706,000, an increase of 2.8% from net sales of $6,522,000 in the third quarter of fiscal 2004. The net sales increase was driven by improved sports field product sales offset somewhat by sales declines to the major agricultural chemical formulators, primarily those formulating chemicals to combat corn rootworm. The segment's operating income decreased from $1,209,000 in the third quarter of fiscal 2004 to $881,000 in the third quarter of fiscal 2005. The decrease in operating income was driven once by the decline in agricultural carrier sales and by increased freight costs.

Net sales of the Industrial and Automotive Products Group for the third quarter of fiscal 2005 were $5,951,000, while the net sales in the third quarter of fiscal 2004 were $5,949,000. The segment reported operating loss of $49,000 for the third quarter of fiscal 2005 compared to an operating income of $96,000 in the third quarter of fiscal 2004. Manufacturing and packaging cost increases in the third quarter of fiscal 2005 exceeded the general price increases gained by the Group.

Consolidated gross profit as a percentage of net sales for the third quarter of fiscal 2005 decreased to 20.2% from 23.7% in the third quarter of fiscal 2004. Freight, materials, fuel and packing cost increases in the Consumer Products and Industrial and Automotive Groups, help drive the decline in the third quarter's gross profit. Non-fuel manufacturing costs rose 8.0% which also had a negative impact on gross profit. Part of the non-fuel manufacturing cost increase was caused by decreased fixed cost coverage associated with the reduced demand for the agricultural carrier products. The cost of fuel used in the manufacturing processes increased 5.5% for the third quarter, despite the Company's forward purchase program. General price increases positively impacted the results.

Operating expenses as a percentage of net sales for the third quarter of fiscal 2005 decreased to 14.1% compared to the 17.8% for the third quarter of fiscal 2004. The third quarter of fiscal 2005's operating expenses were positively impacted by reductions in discretionary bonus and advertising expenses.

Interest expense was down $88,000 during the third quarter due to the reduction in debt. Interest income increased $65,000 from the third quarter of fiscal 2004 due to the change in the investment portfolio of the Company and increased interest rates in the market.

The Company's effective tax rate was 27.3% of pre-tax income in the third quarter of fiscal 2005 versus 18.2% in the third quarter of fiscal 2004. The increase in the effective tax rate for fiscal 2005 was due to the composition of income and expense.

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

In March 2005, the FASB ratified the consensus reached in EITF Issue No. 04-06, "Accounting for Stripping Costs in the Mining Industry". The consensus will be effective for the first fiscal period in the fiscal years beginning after December 15, 2005. The consensus on this issue calls for post-production stripping costs to be treated as a variable inventory production cost. As a result, such costs are subject to inventory costing procedures in the period they are incurred. The Company is currently reviewing this pronouncement, but believes that the Statement of Cash Flow and the Balance Sheet will be impacted by this new pronouncement.

FOREIGN OPERATIONS

Net sales by the Company's foreign subsidiaries during the nine months ended April 30, 2005 were $10,998,000 or 7.8% of total Company sales. This represents an increase of 7.6% from the first nine months of fiscal 2004, in which foreign subsidiary sales were $10,217,000 or 7.3% of total Company sales. This increase in sales was seen in both our UK and Canadian operations, however the Canadian operation has experienced the larger increase. The revenue increase was offset by increased material, freight and packaging costs, especially in Canada. The foreign operations are experiencing some of the same adverse cost trends as the domestic operations. For the nine months ended April 30, 2005, the foreign subsidiaries reported net income of $311,000, a reduction of $391,000 from the $702,000 income reported in the first nine months of fiscal 2004.

Identifiable assets of the Company's foreign subsidiaries as of April 30, 2005 were $12,148,000 compared to $11,209,000 as of April 30, 2004. The increase was driven by increased investments and additional property, plant and equipment.

Net sales by the Company's foreign subsidiaries during the third quarter of fiscal 2005 were $3,728,000 or 7.7% of total Company sales. This represents an increase of 6.4% from the third quarter of fiscal 2004, in which foreign subsidiary sales were $3,503,000 or 7.5% of total Company sales. For the third quarter of fiscal 2005, the foreign subsidiaries reported net income of $63,000, a reduction of $256,000 from the $319,000 income reported in the third quarter of fiscal 2004. The revenue increase was offset by increased material, freight and packaging costs, especially in Canada.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following chart summarizes Common Stock repurchases for the three months ended April 30, 2005. On December 7, 2004, the Board of Directors authorized the repurchase of an additional 500,000 shares.

                    ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------------------------------------------------
                                             TOTAL NUMBER OF
                                             SHARES PURCHASED   (D) MAXIMUM
                      (A) TOTAL                AS PART OF     NUMBER OF SHARES
FOR THE THREE         NUMBER OF  (B) AVERAGE     PUBLICLY      THAT MAY YET BE
MONTHS ENDED          SHARES     PRICE PAID  ANNOUNCED PLANS   PURCHASED UNDER
APRIL 30, 2005        PURCHASED  PER SHARE     OR PROGRAMS    PLANS OR PROGRAMS
-------------------------------------------------------------------------------
February 1, 2005
to February 28, 2005      --      $ 0.00            --             450,804
-------------------------------------------------------------------------------
March 1, 2005 to
March 31, 2005         142,900    $18.69         142,900           307,904
-------------------------------------------------------------------------------
April 1, 2005 to
April 30, 2005          25,000    $18.55          25,000           282,904
-------------------------------------------------------------------------------


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk and employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short-term investments. The Company had two interest rate swap agreements as of April 30, 2005. The Company believes that the market risk arising from holdings of its financial instruments is not material.

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

The Company is exposed to commodity price risk with respect to natural gas. At April 30, 2004, the Company had contracted for a portion of its fuel needs for fiscal 2005 and 2006 using forward purchase contracts to manage the volatility related to this exposure. The weighted average cost of the 2005 contracts has been estimated to be approximately 11.5% higher than the contracts for fiscal 2004. The weighted average cost of the 2006 contracts has been estimated to be approximately 22.0% higher than the contracts for fiscal 2005. These contracts were entered into during the normal course of business and no contracts were entered into for speculative purposes.

The tables below provide information about the Company's natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the tables present the notional amounts in MMBtu's, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2005 and July 31, 2006. The Fair Value was determined using the "Most Recent Settle" price for the "Henry Hub Natural Gas" option contract prices as listed by the New York Mercantile Exchange on May 13, 2005.

-------------------------------------------------------------------------
                        COMMODITY PRICE SENSITIVITY
                        NATURAL GAS FUTURE CONTRACTS
                     FOR THE YEAR ENDING JULY 31, 2005
-------------------------------------------------------------------------
                                             Expected 2005     Fair
                                               Maturity        Value
-------------------------------------------------------------------------
Natural Gas Future Volumes (MMBtu)             464,400             --
Weighted Average Price (Per MMBtu)            $   6.31             --
Contract Amount ($ U.S., in thousands)        $2,932.5       $2,992.2
-------------------------------------------------------------------------

-------------------------------------------------------------------------
                        COMMODITY PRICE SENSITIVITY
                        NATURAL GAS FUTURE CONTRACTS
                     FOR THE YEAR ENDING JULY 31, 2006
-------------------------------------------------------------------------
                                             Expected 2006     Fair
                                               Maturity        Value
-------------------------------------------------------------------------
Natural Gas Future Volumes (MMBtu)             490,000             --
Weighted Average Price (Per MMBtu)            $   7.70             --
Contract Amount ($ U.S., in thousands)        $3,773.7       $3,513.8
-------------------------------------------------------------------------


Factors that could influence the fair value of the natural gas contracts, include, but are not limited to, the creditworthiness of the Company's natural gas suppliers, the overall general economy, developments in world events, and the general demand for natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world. Some of these same events have allowed the Company to mitigate the impact of the natural gas contracts by the continued and in some cases expanded use of recycled oil in our manufacturing processes. Accurate estimates of the impact that these contracts may have on the Company's fiscal 2005 and 2006 financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.

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

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


    (A)   EXHIBITS:

          Exhibit 10(o)(4): Fifth Amendment, dated March 29, 2005, to Credit Amendment dated as of January 29, 1999

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


   OIL-DRI CORPORATION OF AMERICA
     (Registrant)



   BY /S/ ANDREW N. PETERSON
      Andrew N. Peterson
      Vice President and Chief Financial Officer



   BY /S/ DANIEL S. JAFFEE
      Daniel S. Jaffee
      President and Chief Executive Officer




   Dated:  June 9, 2005

                                    EXHIBITS

Exhibit 10(o) (4):   Fifth Amendment, dated March 29, 2005, to Credit
                     Amendment dated as of January 29, 1999

Exhibit 11:          Statement Re:  Computation of per share earnings

Exhibit 31:          Rule 13a - 14(a) Certifications

Exhibit 32:          Section 1350 Certifications


Note:Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213.

Exhibit 10(o) (4):

                       FIFTH AMENDMENT TO CREDIT AGREEMENT



      This Fifth Amendment to Credit Agreement (the "AMENDMENT") dated as of February __, 2005, between Oil-Dri Corporation of America (the "COMPANY") and Harris Trust and Savings Bank (the "BANK").

                             PRELIMINARY STATEMENTS

      A. The Company and the Bank are parties to a Credit Agreement dated as of January 29, 1999, as amended (the "CREDIT AGREEMENT"). All capitalized terms used herein without definition shall have the same meanings herein as such terms are defined in the Credit Agreement.


      B. The Company has requested that the Bank amend the Fixed Charge Coverage Ratio and add a new Consolidated Capital Expenditures covenant, and the Bank is willing to do so under the terms and conditions set forth in this Amendment.


SECTION 1. AMENDMENTS.

      Upon satisfaction of the conditions precedent contained in Section 3 below, the Credit Agreement shall be and hereby is amended as follows:

         1.1. The definition of "Year 2000 Problem" set forth in Section 4.1 of the Credit Agreement (Definitions) and Section 5.18 of the Credit Agreement ("Year 2000 Compliance") shall each be deleted in their entirety.

         1.2. Section 7.9 of the Credit Agreement (Fixed Charge Coverage Ratio) shall be amended and restated in its entirety to read as follows:

              SECTION 7.9. FIXED CHARGE COVERAGE RATIO. The Company will, as of the last day of each fiscal quarter of the Company, maintain a ratio of (a) Consolidated EBITDA for the four fiscal quarters then ended minus interest income of the Company and its Subsidiaries for the same period, all as computed on a consolidated basis in accordance with GAAP, to (b) the sum of (i) Interest Expense for the same period of four fiscal quarters then ended, plus (ii) Current Debt Maturities during the same period of four fiscal quarters then ended, plus (iii) federal, state and local income taxes of the Company and its Subsidiaries for the same period of four fiscal quarters then ended, plus (iv) any dividend or any other distribution made by the Company and its Subsidiaries in respect of any class or series of its capital stock or other equity interests during the same period of four fiscal quarters then ended, of not less than 1.40 to 1.0.

         1.3. Section 7.19 of the Credit Agreement (Year 2000 Assessment) shall be deleted in its entirety and the following Section 7.19 (Consolidated Capital Expenditures) shall be inserted in lieu thereof:

              SECTION 7.19. CONSOLIDATED CAPITAL EXPENDITURES. The Company shall not permit Consolidated Capital Expenditures to be incurred (whether by the Company or any Subsidiary) in excess of $12,000,000 in the aggregate from January 1, 2005, through and including the Termination Date.

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


      This Fifth Amendment to Credit Agreement is dated as of the date first above written.


                                  OIL-DRI CORPORATION OF AMERICA

                                  By
                                    Name___________________________
                                    Title__________________________


                                  HARRIS TRUST AND SAVINGS BANK

                                  By
                                    Name___________________________
                                    Title__________________________

                      GUARANTORS' REAFFIRMATION AND CONSENT


      Each of the undersigned has heretofore guaranteed the due and punctual payment of all present and future indebtedness of the Company evidenced by or arising out of the Loan Documents, including, without limitation, all Obligations, pursuant to Section 9 of the Credit Agreement and hereby consents to the amendment to the Credit Agreement as set forth above and confirms that all of the obligations of the undersigned thereunder remain in full force and effect. Each of the undersigned further agrees that the consent of the undersigned to any further amendments to the Credit Agreement shall not be required as a result of this consent having been obtained. Each of the undersigned acknowledges that the Bank is relying on the assurances provided for herein and entering into this Fifth Amendment and maintaining credit outstanding to the Borrower under the Credit Agreement as so amended.


OIL-DRI CORPORATION OF GEORGIA    OIL-DRI PRODUCTION COMPANY

By_____________________________   By_______________________________
   Name________________________     Name___________________________
   Title_______________________     Title__________________________


MOUNDS PRODUCTION COMPANY, LLC    MOUNDS MANAGEMENT, INC.

By  Mounds Management, Inc.
    Its Managing Member

By_____________________________   By_______________________________
   Name________________________     Name___________________________
   Title_______________________     Title__________________________


BLUE MOUNTAIN PRODUCTION COMPANY  OIL-DRI CORPORATION OF NEVADA

By_____________________________   By_______________________________
   Name________________________     Name___________________________
   Title_______________________     Title__________________________

Exhibit 11:

                 OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                  (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                               NINE MONTHS ENDED
                                                    APRIL 30
                                             2005             2004
                                             ----             ----

Net income available to stockholders       $ 5,398          $ 5,270
  (numerator)                              =======          =======

Shares Calculation
  (denominator)

Average shares outstanding -
   Basic Common                              4,049            4,036

Average shares outstanding -
   Basic Class B Common                      1,453            1,433

Effect of Dilutive Securities:

Potential Common Stock relating
   to stock options                            446              468
                                           -------          -------

Average shares outstanding -
   Assuming dilution                         5,948            5,937
                                           =======          =======

Net Income Per Share:
   Basic Common                              $1.05            $1.03
                                             =====            =====
Net Income Per Share:
   Basic Class B Common                      $0.79            $0.77
                                             =====            =====

Diluted                                      $0.91            $0.89
                                             =====            =====


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

          c. Evaluated the effectiveness of Oil-Dri's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of April 30, 2005 based on such evaluation; and

          d. Disclosed in this report any change in Oil-Dri's internal control over financial reporting that occurred during Oil-Dri's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, Oil-Dri's internal control over financial reporting; and

      5. Oil-Dri's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Oil-Dri's auditors and the audit committee of Oil-Dri's board of directors:

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

   Date:    June 9, 2005
            --------------------------


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

          c. Evaluated the effectiveness of Oil-Dri's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of April 30, 2005 based on such evaluation; and

          d. Disclosed in this report any change in Oil-Dri's internal control over financial reporting that occurred during Oil-Dri's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, Oil-Dri's internal control over financial reporting; and

      5. Oil-Dri's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Oil-Dri's auditors and the audit committee of Oil-Dri's board of directors:

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

   Date:    June 9, 2005
            --------------------------


   By:      /s/ Andrew N. Peterson
            --------------------------
            Andrew N. Peterson
            Vice President and Chief Financial Officer

Exhibit 32:

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350

                                  CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Oil-Dri Corporation of America (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  June 9, 2005

/s/ Daniel S. Jaffee
----------------------------
Name: Daniel S. Jaffee
Title: President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Oil-Dri Corporation of America and will be retained by Oil-Dri Corporation of America and furnished to the Securities and Exchange Commission or its staff upon request.


                                  CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Oil-Dri Corporation of America (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  June 9, 2005

/s/ Andrew N. Peterson
-----------------------------
Name: Andrew N. Peterson
Title: Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Oil-Dri Corporation of America and will be retained by Oil-Dri Corporation of America and furnished to the Securities and Exchange Commission or its staff upon request.