Form 10-K
period 2005-07-31
OIL DRI CORPORATION OF AMERICA
filed 2005-10-20
CIK 74046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number 0-8675

OIL-DRI CORPORATION OF AMERICA

Delaware	36-2048898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213
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
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Oil-Dri’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether Oil-Dri is an accelerated filer (as defined in Exchange Act Rule 12b-2):
Yes ☐	No ☒

Indicate by check mark whether Oil-Dri is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐	No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 31, 2005 for accelerated filer purposes was $73,515,000.

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of September 30, 2005 was $68,479,000.

Number of shares of each class of Oil-Dri’s capital stock outstanding as of September 30, 2005:

Common Stock – 5,976,810 shares (including 1,967,750 treasury shares)
Class B Stock – 1,800,083 shares (including 342,241 treasury shares)
Class A Common Stock – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

1.

Oil-Dri’s Proxy Statement for its 2005 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than November 29, 2005 (120 days after the end of Oil-Dri’s fiscal year ended July 31, 2005), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

FORWARD-LOOKING STATEMENTS

          Certain statements in this report, including, but not limited to, those under the heading “Expectations” and those statements elsewhere in this report that use forward-looking terminology such as “expect,” “would,” “could,” “should,” “estimates,” “anticipates” and “believes” are “forward-looking statements” within the meaning of that term in the Securities Exchange Act of 1934, as amended.  Actual results for such periods might materially differ.  Such forward-looking statements are subject to uncertainties which include, but are not limited to, intense competition from much larger organizations in the consumer market; the level of success in implementation of price increases and surcharges; increasing acceptance of genetically modified and treated seed and other changes in overall agricultural demand; increasing regulation of the food chain; changes in the market conditions, the overall economy, volatility in the price and availability of natural gas, fuel oil and other energy sources, and other factors detailed from time to time in the company’s annual report and other reports filed with the Securities and Exchange Commission.

TRADEMARK NOTICE

          Oil-Dri, Agsorb, Oil-Dri All Purpose, Oil-Dri Lites, Cat’s Pride, Jonny Cat, KatKit, ConditionAde, PureFlo, UltraClear, Poultry Guard, Flo-Fre, Saular, Terra Green and Pro’s Choice are all registered trademarks of Oil-Dri Corporation of America or of its subsidiaries.  PelUnite Plus, Perform and Select are trademarks of Oil-Dri Corporation of America.  Fresh Step is the registered trademark of The Clorox Company.

PART I

Item 1.  Business

          Oil-Dri is a leader in developing, manufacturing and marketing sorbent products and related services for the consumer, specialty, crop production and horticulture and industrial and automotive markets.  Oil-Dri’s sorbent products are principally produced from clay minerals and, to a lesser extent, other sorbent materials.  Oil-Dri’s sorbent technologies include absorbent and adsorbent products.  Absorbents, like sponges, draw liquids up into their many pores.  Examples of Oil-Dri’s absorbent clay products are Cat’s Pride and Jonny Cat premium cat litter and other cat litters, Oil-Dri All Purpose floor absorbent and other floor absorbents and Agsorb granular agricultural chemical carriers.  Adsorbent products attract liquids, impurities, metals and surfactants to themselves and form low-level chemical bonds.  Oil-Dri’s adsorbents are used for cleanup and filtration media.  Oil-Dri’s adsorbent products include Oil-Dri Lites sorbents for industrial cleanup, Pure-Flo, Pure-Flo Supreme, Perform and Select bleaching clays for edible oils, fats and tallows, and Ultra-Clear clarification aids for petroleum-based oils and by-products.

          Consumer products, consisting primarily of cat litter, are sold through the grocery products industry, mass merchandisers, warehouse clubs, drugstore chains, dollar stores and pet retail outlets.  Specialty products, consisting of both bleaching, filtration and clarification clays, are sold to processors and refiners of edible and petroleum-based oils and animal health products sold to feed manufacturers and poultry producers.  Crop production and horticulture products, which include carriers for crop protection chemicals and fertilizers, drying agents, soil conditioners, sports field products, and flowability aids, are sold to manufacturers of agricultural chemicals and distributors of other agricultural and sports turf products. Industrial and automotive products, consisting primarily of oil, grease and water sorbents (both clay and non-clay), are sold to distributors of industrial cleanup and automotive products, environmental service companies and retail outlets.

          Oil-Dri has pursued a strategy of developing products for consumer, specialty, crop production, horticulture6, and industrial and automotive uses, where Oil-Dri’s marketing, manufacturing and research and development capabilities can play important roles.  Oil-Dri’s products are sold through its specialized divisional sales staffs supported by technical service representatives and a network of industrial distributors and food brokers.  Oil-Dri maintains its own research and development facility and staff.

          Oil-Dri Corporation of America was incorporated in 1969 in Delaware as the successor to an Illinois corporation incorporated in 1946; the Illinois corporation was the successor to a partnership that commenced business in 1941.  Except as otherwise indicated herein or as the context otherwise requires, references herein to “Oil-Dri” or to the “Company” are to Oil-Dri Corporation of America and its subsidiaries.  Certain financial information on segments is contained in Note 3 of the Notes to the Consolidated Financial Statements, incorporated herein by reference.  Information concerning total revenue of classes of similar products accounting for more than 10% of consolidated revenues in any of the last three fiscal years is not separately provided because it is the same as the information on net sales of segments furnished in Note 3 of the Notes to the Consolidated Financial Statements.  Certain financial information about Oil-Dri’s foreign and domestic operations is also contained in Note 3 of the Notes to the Consolidated Financial Statements, and is incorporated herein by reference.

Consumer Products Group

          Oil-Dri’s cat litter products, in both coarse granular and fine granular clumping (scoopable) forms, are sold under Oil-Dri’s Cat’s Pride and Jonny Cat brand names, the Fresh Step brand manufactured for The Clorox Company (“Clorox”), and private label cat litters manufactured for mass merchandisers, wholesale clubs, drugstore chains, pet retail outlets, dollar stores and retail grocery stores.  Oil-Dri also packages and markets Cat’s Pride Kat Kit and Jonny Cat cat litter in a disposable tray, as well as Jonny Cat litter pan liners.  These products are sold through independent food brokers and Oil-Dri’s sales force to major outlets such as Wal-Mart, Publix, Kroger, Stop and Shop and others.

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

          The overwhelming majority of all cat litter is mineral based; however, over the years various alternative litters have been introduced based on alternative strata such as paper, various agricultural waste products and silica gels.  To date, these products have assumed only niche positions within the category.

          Oil-Dri has four long-term supply agreements (only one of which is material) under which it manufactures branded traditional litters for other marketers.  Under these co-manufacturing relationships, the marketer controls all aspects of sales, marketing, distribution and the odor control formula; the Company is responsible for manufacturing.  Oil-Dri and Clorox have such an agreement under which they developed Fresh Step premium-priced cat litter products and under which Oil-Dri has an exclusive right to supply Clorox’s requirements for Fresh Step coarse cat litter up to certain levels.

Specialty Products Group

          Specialty products include Pure-Flo and Pure-Flo Supreme bleaching clays and Ultra-Clear clarification aids. These products are supported by a team of technical sales and support representatives employed by the Company as well as agent representatives and the services of Oil-Dri’s research and development group.  The products are marketed in the United States and international markets.

          Pure-Flo bleaching clays, used in the bleaching of edible oils, remove impurities and color bodies from these oils. The primary customers for these products are refiners of food oils.  Ultra-Clear clarification aids are used as filtration and purification mediums for jet fuel and other petroleum-based products.  These products adsorb unwanted moisture and other impurities, and are primarily sold to petroleum refiners.

          Oil-Dri also produces Perform bleaching clays and Select adsorbents, which offer performance advantages to refiners.  The Perform products provide increased activity for hard-to-bleach oils.  The Select line of products is used earlier in the process stream to remove a variety of impurities from edible oils.  Select  adsorbents can also be used to significantly improve the refining process of edible oils.  Other products include Pel-Unite Plus and ConditionAde binders used in the manufacturing of animal feeds and Poultry Guard litter amendments used in controlling ammonia levels in commercial poultry houses.

Crop Production and Horticulture Products Group

          Oil-Dri produces and markets a wide range of granular and powdered mineral absorbent products that are used as carriers for crop protection chemicals, agricultural drying agents, bulk processing aids, growing media components, and sports field products.  Brands include Agsorb agricultural chemical carriers and drying agents; Flo-Fre, a highly absorbent microgranule flowability aid; Terra-Green growing media supplement; and Pro’s Choice sports field conditioners.

          Agsorb carriers are used as a delivery system for crop protection chemicals, including herbicides, fungicides, insecticides and nematicides.  Agsorb customized carriers are designed to reduce dust and to facilitate accuracy of application.  Agsorb drying agent is used to make blends of fertilizers and pesticides more robust, allowing farmers to apply these blends to their fields in one application.  Oil-Dri has also developed the Agsorb product as an anticaking agent for fertilizers and chemicals used in the lawn and garden market.  Flo-Fre microgranules are used by grain processors and other large handlers of bulk products to soak up excess moisture and improve handling characteristics.

          Agricultural products are marketed in the United States by technical salespeople employed by the Company who sell to crop protection chemical manufacturers, feed producers and lawn and garden manufacturers.  Oil-Dri’s principal customers for these products include DowElanco, Syngenta, ASDG and Bayer.

          Pro’s Choice sports field products are used on baseball, football and soccer fields and on golf courses to prevent rain outs, break up field compaction and improve field performance.  They are used at all levels of play, including professional, college, high school and on municipal fields.  These products are sold through a network of distributors specializing in sports turf products.

Industrial and Automotive Products Group

          Products for industrial applications include Oil-Dri’s oil, grease and water sorbents, which are cost effective floor maintenance products that provide a non-slip and nonflammable surface for workers.  These products are sold through a wide range of distribution channels and have achieved a high level of brand name recognition.  Oil-Dri distributes clay-based sorbents sold in granular form and in other configurations such as “socks.”  Oil-Dri also distributes polypropylene sorbents in various forms such as pads and rolls. Oil-Dri sells its industrial products through a distributor network that includes industrial, auto parts, safety, sanitary supply, chemical and paper distributors and environmental service companies.  Oil-Dri supports the efforts of the industrial distributors with specialized divisional sales personnel.

          Oil-Dri also produces a floor absorbent for home and garage use.  This product is sold through automobile parts distributors and mass merchandisers.

Patents

          Oil-Dri has obtained or applied for patents for certain of its processes and products.  These patents expire at various times, beginning in 2006.  Patented processes and products are not material to Oil-Dri’s overall business.

Foreign Operations

          Favorite Products Company, Ltd. (d.b.a. Oil-Dri Canada) is a manufacturer and marketer of branded and private label cat litter in the Canadian market place.  Among its branded products are Saular, a leading cat litter brand in Canada; and Saular Kat-Kit, a disposable cat litter tray and litter combination.  Certain of the products sold in Canada are blends of clay and synthetic sorbent materials.  Oil-Dri’s wholly-owned subsidiary in England, Oil-Dri (U.K.), Ltd., packages clay granules produced by Oil-Dri’s domestic manufacturing facilities and, for certain applications, blends a synthetic sorbent material which it manufactures locally.  Oil-Dri (U.K.), Ltd. markets these products, primarily in the United Kingdom, as an oil and grease absorbent and as a cat litter.  Oil-Dri’s wholly owned subsidiary in Switzerland, Oil-Dri S.A., performs various management, customer service and administrative functions for Oil-Dri and its foreign subsidiaries.

          The Company’s foreign operations are subject to the normal risks of doing business overseas, such as currency devaluations and fluctuations, restrictions on the transfer of funds and import/export duties.  Oil-Dri was not materially impacted by these foreign currency fluctuations in any of its last three fiscal years.

Backlog; Seasonality

          At July 31, 2005, 2004 and 2003, Oil-Dri’s backlog of orders was approximately $3,961,000, $3,421,000 and $4,277,000 respectively.  Oil-Dri considers its clay sorbent business, taken as a whole, to be only moderately seasonal.   However, business activities of certain customers (such as agricultural chemical manufacturers) are subject to such factors as crop acreage planted and product formulation cycles.

Customers

          Sales to Wal-Mart Stores, Inc. accounted for approximately 18%, 18% and 19% of Oil-Dri’s net sales for the fiscal year ended July 31, 2005, 2004 and 2003 respectively.  Sales to The Clorox Company accounted for approximately 9%, 9% and 9% of Oil-Dri’s net sales for the fiscal year ended July 31, 2005, 2004 and 2003 respectively.  The loss of any other of Oil-Dri’s customers would not have a materially adverse effect on Oil-Dri.

Competition

          Oil-Dri has approximately eight principal competitors in the United States, some of which have substantially greater financial resources than the Company, which compete with Oil-Dri in certain markets and with respect to certain products.  Price, service and technical support, product quality and delivery are the principal methods of competition in Oil-Dri’s markets and competition has historically been very vigorous.

Reserves

          Oil-Dri mines sorbent materials, consisting of either montmorillonite, attapulgite or diatomaceous earth on leased or owned land near its manufacturing facilities in Mississippi, Georgia, Illinois and California; it also has reserves in Nevada, Oregon and Tennessee.  Oil-Dri estimates that its proven reserves of these sorbent materials aggregate approximately 178,631,000 tons.  These proven reserves do not include any reserves underlying certain unpatented mining claims in Nevada that were leased by Oil-Dri from an unaffiliated party as of July 31, 2005.  Oil-Dri gave notice of termination of the lease on September 22, 2005.  (See the table in “Item 2. Properties” below.)  Based on its rate of consumption during the 2005 fiscal year, and without regard to any of its reserves in Nevada, Oregon and Tennessee, Oil-Dri considers its proven reserves adequate to supply Oil-Dri’s needs for over 40 years.  Although Oil-Dri considers these reserves to be both marketable and extremely valuable to the business, only a small portion of the reserves, those which were acquired in acquisitions, are reflected at cost on Oil-Dri’s balance sheet.

          It is Oil-Dri’s policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year.  Oil-Dri has a program of exploration for additional reserves and, although reserves have been acquired, Oil-Dri cannot assure that additional reserves will continue to become available.  Oil-Dri’s use of these reserves will be subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance.  Also, requirements for environmental compliance may restrict exploration or use of lands that might otherwise be utilized as a source of reserves.  During the fiscal year ended July 31, 2005, Oil-Dri utilized these reserves to produce substantially all of the sorbent minerals that it sold.

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

Mining Operations

          Oil-Dri has conducted mining operations in Ripley, Mississippi since 1963; in Ochlocknee, Georgia since 1968; in Blue Mountain, Mississippi since 1989; in Mounds, Illinois since 1998 and in Taft, California since 2002.  Oil-Dri’s raw materials are surface mined on a year-round basis, generally using large earth moving scrapers, bulldozers, excavators or off-road tucks to remove overburden, and then loaded into dump trucks with backhoe or front end loader for movement to the processing facilities.  The mining and hauling of Oil-Dri’s clay is performed by Oil-Dri and by independent contractors.  Oil-Dri’s current operating mines range in distance from immediately adjacent to approximately 13 miles from the related processing plants.  Access to processing facilities from the mining areas is generally by private road, and in some instances public highways are utilized.  Each of Oil-Dri’s processing facilities maintains inventories of unprocessed clay of approximately one week of production requirements.  The following schedule summarizes, for each of Oil-Dri’s manufacturing facilities, the net book value of land and other plant and equipment:

	Land	Plant and Equipment

	(in thousands)
Ochlocknee, Georgia	$2,433	$10,964
Ripley, Mississippi	$1,535	$6,547
Mounds, Illinois	$1,545	$6,332
Blue Mountain, Mississippi	$955	$5,103
Taft, California	$1,283	$3,260

Employees

          As of July 31, 2005, Oil-Dri employed 775 persons, 75 of whom were employed by Oil-Dri’s foreign subsidiaries.  Oil-Dri’s corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated.  Approximately 32 of Oil-Dri’s employees in the U.S. and approximately 29 of Oil-Dri’s employees in Canada are represented by labor unions, which have entered into separate collective bargaining agreements with the Company.  Employee relations are considered satisfactory.

Environmental Compliance

          Oil-Dri’s mining and manufacturing operations and facilities in Georgia, Mississippi, California and Illinois are required to comply with state surface mining statutes and various other federal, state and local statutes, regulations and ordinances which govern the discharge of materials, water and waste into the environment and restrict mining on wetlands or otherwise regulate Oil-Dri’s operations.  In recent years, environmental regulation has grown increasingly stringent, a trend that Oil-Dri expects will continue.  Oil-Dri endeavors to be in substantial compliance at all times with all applicable environmental controls and regulations.  As a result, expenditures relating to environmental compliance have increased over the years; however, these expenditures have not been material.  As part of its ongoing environmental compliance activities, Oil-Dri incur expenses in connection with reclaiming exhausted mining sites.  Historically,  reclamation expenses have not had a material effect on Oil-Dri’s cost of goods sold.

          In addition to the environmental requirements relating to mining and manufacturing operations and facilities, there is increasing federal and state regulation with respect to the content, labeling, use, and disposal after use, of various Oil-Dri products.  Oil-Dri endeavors to be in substantial compliance at all times with that regulation and to assist its customers in that compliance.

          Oil-Dri cannot assure that, despite all commercially reasonable efforts, it will always be in compliance with all applicable environmental regulation or with requirements regarding the content, labeling, use, and disposal after use, of its products; nor can it assure that from time to time enforcement of such requirements will not have a material adverse effect on its business.

Energy

          Oil-Dri uses coal, natural gas and recycled fuel oil as permitted for energy sources in the processing of its clay products.  Consistent with prior years, Oil-Dri has switched from natural gas to other energy sources during certain months due to seasonal unavailability and the higher cost of natural gas relative to other fuels.  In fiscal year 2005, however, Oil-Dri experienced significant increases in the prices of its energy sources, including alternatives to natural gas.  See Item 7a. “Quantitative and Qualitative Disclosures About Market Risk” with respect to the use of forward contracts.

Research and Development

          At Oil-Dri’s research and development facility, the staff develops new products and applications and improves existing products.  The staff and various consultants consist of geologists, mineralogists and chemists.  In the past several years, Oil-Dri’s research efforts have resulted in a number of new sorbent products and processes.  The facility produces prototype samples and tests new products for customer trial and evaluation.

          Oil-Dri spent approximately $2,429,000, $2,459,000 and $1,923,000 during its fiscal years ended July 31, 2005, 2004 and 2003, respectively, for research and development.  None of such research and development was customer sponsored, and all research and development costs are expensed in the year in which incurred.  See Note 1 of the Notes to the Consolidated Financial Statements.

Item 2.  Properties

          Oil-Dri’s properties are generally described below:

Land Holdings & Mineral Reserves

	Land Owned	Land Leased	Land Unpatented Claims	Total	Estimated Proven Reserves	Estimated Probable Reserves	Total

	(acres)	(acres)	(acres)	(acres)	(000s of tons)	(000s of tons)	(000s of tons)
California	795	—	1,030	1,825	5,805	11,226	17,031
Georgia	1,913	1,639	—	3,552	26,772	10,948	37,720
Illinois	82	598	—	680	7,922	5,132	13,054
Mississippi	2,182	978	—	3,160	111,816	115,031	226,847
Nevada*	535	—	—	535	23,316	2,976	29,292
Oregon	360	—	—	360	—	45	45
Tennessee	178	—	—	178	3,000	3,000	6,000

	6,045	3,215	1,030	10,290	178,631	148,358	326,989

*At July 31, 2005, Oil-Dri leased 5,827 acres of unpatented mining claims in Nevada from an unaffiliated party.  Underlying these claims Oil-Dri estimated were 283,514,000 tons of proven reserves and 245,898,000 of probable reserves.  On September 22, 2005 Oil-Dri gave notice of termination of the lease.  For that reason, these acres and tons of reserves are not included in the above table.

          See also “Item 1.  Business—Reserves”

          There are no mortgages on the real property owned by Oil-Dri.  The Mississippi, Georgia, Tennessee, Nevada, California and Illinois properties are primarily mineral in nature.  Parcels of such land are also sites of manufacturing facilities operated by Oil-Dri.  The Illinois land also includes the site of Oil-Dri’s research and development facility.  Oil-Dri owns approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing and packaging facility for Oil-Dri’s Canadian subsidiary.

          Oil-Dri’s mining operations are conducted on leased or owned land.  The Georgia, Illinois, and Mississippi mining leases generally require that Oil-Dri pay a minimum monthly rental to continue the lease term.  The rental payments are generally applied against a stated royalty related to the number of unprocessed, or in some cases processed, tons of mineral extracted from the leased property.  Most of the mining leases generally have no stated expiration dates.  Some of the Georgia leases have expiration dates ranging from 2007 to 2053.  The expiration of any of these leases would not have a material adverse effect on Oil-Dri.  Manufacturing at facilities that are not contiguous with the related mines, Oil-Dri has a variety of access arrangements, some of which are styled as leases.  The expiration or termination of any of these arrangements would not have a material adverse effect on the Company.

          Certain of Oil-Dri’s land holdings in California are represented by unpatented mining claims leased by Oil-Dri from the Bureau of Land Management.  These leases generally give Oil-Dri the contractual right to conduct mining or processing activities on the land covered by the claims.  The validity of title to unpatented claims, however, is dependent upon numerous factual matters.  Oil-Dri believes the unpatented claims it leases are in compliance with all applicable federal, state and local mining laws, rules and regulations.  Future amendments to existing federal mining laws, however, could have a prospective effect on mining operations on federal lands and include, among other changes, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims.  To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of Oil-Dri’s unpatented claims may become uneconomic.  Oil-Dri cannot predict the form that any such amendments might take or whether or when such amendments might be adopted.  In addition, the construction and operation of processing facilities on these sites would require the approval of federal, state and local regulatory authorities.

Oil-Dri operates facilities in the following locations:

Location	Owned/Leased	Size (sq. ft.)	Function

Alpharetta, Georgia	Leased	26,000	Non-clay processing and warehousing
Blue Mountain, Mississippi	Both	146,000	Clay mining, manufacturing and packaging
Chicago, Illinois	Leased	20,000	Principal executive office
Mounds, Illinois	Owned	129,000	Clay mining, manufacturing and packaging
Coppet, Switzerland	Leased	900	Customer service office
Laval, Quebec, Canada	Owned	22,500	Non-clay production and packaging
Ochlocknee, Georgia	Owned	398,000	Clay mining, manufacturing and packaging
Ripley, Mississippi	Owned	208,000	Clay mining, manufacturing and packaging
Taft, California	Owned	135,000	Clay mining, manufacturing and packaging
Vernon Hills, Illinois	Owned	19,100	Research and development
Wisbech, United Kingdom	Leased	66,850	Non-clay production and packaging

The lease for the Alpharetta, Georgia facility expires in 2008.  A portion of the Blue Mountain, Mississippi facility is leased by Oil-Dri from the Town of Blue Mountain in connection with industrial revenue bond financing obtained by Oil-Dri in 1988.  See Note 4 of the Notes to Consolidated Financial Statements.  Upon expiration of the relevant leases in 2008 and full payment of the bonds, Oil-Dri has the right to purchase the leased property for $100.  The lease for the Chicago, Illinois facility expires in 2018.  The lease for the Wisbech, United Kingdom facility expires in 2031.  The lease for the Coppet, Switzerland office is on a year-to-year basis.

Item 3.  Legal Proceedings

          The Company is involved in ordinary routine litigation, none of which is material individually or in aggregate.

Item 4.  Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 401(b) of Regulation S-K. Executive Officers of Oil-Dri

          The following table gives certain information with respect to the executive officers of Oil-Dri.

Name[1]	Principal Occupation For Last Five Years	Age

Daniel S. Jaffee[1]	President and Chief Executive Officer of Oil-Dri since August 1997.	41

Steven M. Azzarello	Vice-President of Precision Products Group of Oil-Dri since August 2005; Vice President of New Product Development May 2002 to August 2005; Vice President of Sales and Marketing for the Americas from September 2000 to May 2002.	46

Brian K. Bancroft	Vice President and Chief Procurement Officer of Oil-Dri since February 2005; Director Supply Management, Sara Lee Corporation from November 2000 to February 2005.	38

Wade R. Bradley	Vice President of Consumer Products Group of Oil-Dri since June 2000; Vice President, Industrial & Automotive Products Group from December 1998 to June 2000.	45

Charles P. Brissman	Vice President, General Counsel and Secretary of Oil-Dri since October 2002; Chief Counsel, Corporate Development and Asset Distribution, and Chief Litigation Counsel, Heller Financial, Inc. April 1998 to October 2002.	45

Thomas F. Cofsky[2]	Vice President of Manufacturing and Logistics of Oil-Dri since June 1999.	44

Jeffrey M. Libert	Vice President of Finance of Oil-Dri since October 2004 and Treasurer since May 2005; Vice President & Chief Financial Officer from April 2000 to October 2004.	39

Andrew N. Peterson	Vice President and Chief Financial Officer of Oil-Dri since October 2004; Vice President and Chief Financial Officer of Barjan Products, LLC, February 2003 to March 2004; Chief Financial Officer and Chief Operating Officer of Cognitive Concepts, Inc., March 2000 to March 2002.	53

          The term of each executive officer expires at the 2006 annual meeting of stockholders and when his successor is elected and qualified.

[1]	Of the persons in this table, only Daniel S. Jaffee is a director.
[2]	Thomas F. Cofsky is Daniel S. Jaffee’s brother-in-law.

PART II

Item 5.  Market for Oil-Dri’s Common Equity and Related Security Holder Matters

          (a) Information with respect to holders of Common Stock and Class B Stock is contained in Note 7 of the Notes to the Consolidated Financial Statements incorporated herein by reference.

          Information concerning stock prices and dividends with regard to the Common Stock of Oil-Dri, which is traded on the New York Stock Exchange, and information concerning dividends with regard to the Class B Stock of Oil-Dri, for which there is no established public trading market, is contained in Note 17 of the Notes to the Consolidated Financial Statements, incorporated herein by reference.  No shares of Class A Common Stock are outstanding.  Oil-Dri’s 1998 Note Agreement with Teachers Insurance and Annuity Association and Prudential Financial (which acquired the retirement services business of Cigna Corporation in April 2004) and Oil-Dri’s Credit Agreement with Harris Trust and Savings Bank dated January 29, 1999 as amended, require that certain minimum net worth and tangible net worth levels are to be maintained.  To the extent that these balances are not attained, Oil-Dri’s ability to pay dividends may be impaired.  See Note 4 of the Notes to the Consolidated Financial Statements.

          (c) The following chart summarizes Common Stock repurchases for the three months ended July 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

For the Three Months Ended July 31, 2005	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under Plans or Programs

May 1, 2005 to May 31, 2005	—	—	—	282,904
June 1, 2005 to June 30, 2005	36,700	$17.52	36,700	246,204
July 1, 2005 to July 31, 2005	27,500	$17.82	27,500	218,704

Item 6.  Selected Financial Data

Ten Year Summary of Financial Data

	2005	2004	2003	2002

	(in thousands except for per share amounts)
Summary of Operations
Net Sales	$187,868	$185,511	$173,041	$162,345
Cost of Sales	147,513	142,263	137,413	131,265

Gross Profit	40,355	43,248	35,628	31,080
Other Contractual Income & Charges	—	(1,250)	675	—
Loss on Impaired Long-Lived Assets	—	(464)	—	(3,213)
Selling, General and Administrative Expenses	(30,470)	(32,975)	(29,686)	(27,878)
Restructuring and Special Charges	—	—	—	—

Income (Loss) from Operations	9,885	8,559	6,617	(11)

Other Income (Expense)
Interest Income	464	222	216	295
Interest Expense	(1,758)	(2,079)	(2,361)	(2,575)
Foreign Exchange Gains (Losses)	(244)	(26)	22	(133)
Gain on the Sale of Mineral Rights	—	—	139	769
Other, Net	585	255	(291)	96

Total Other Expense, Net	(953)	(1,628)	(2,275)	(1,548)

Income (Loss) before Income Taxes	8,932	6,931	4,342	(1,559)
Income Taxes (Benefit)	2,392	1,898	1,259	(465)

Net Income (Loss)	$6,540	$5,033	$3,083	$(1,094)

Average Shares Outstanding
Diluted	5,964	5,962	5,708	5,614
Net Income (Loss) per Share
Diluted	$1.10	$0.84	$0.54	$(0.19)
Important Highlights
Total Assets	$123,571	$128,875	$126,823	$125,035
Long-Term Debt	$20,240	$23,320	$27,400	$31,400
Working Capital	$40,562	$40,945	$35,396	$37,652
Working Capital Ratio	2.8	2.5	2.4	2.9
Book Value per Share	$13.45	$13.19	$12.38	$12.30
Dividends Declared	$2,251	$2,050	$1,883	$1,894
Capital Expenditures	$7,311	$6,067	$4,882	$4,096
Depreciation and Amortization	$7,429	$8,057	$8,534	$8,785
Net Income (Loss) as a Percent of Sales	3.5%	2.7%	1.8%	(0.7)%
Return on Average Stockholders’ Equity	9.0%	7.1%	4.5%	(1.6)%
Gross Profit as a Percent of Net Sales	21.5%	23.3%	20.6%	19.1%
Operating Expenses as a Percent of Net Sales	16.2%	18.7%	16.8%	19.2%

	Year Ended July 31

	2001	2000	1999	1998	1997	1996

	(in thousands except for per share amounts)
Summary of Operations
Net Sales	$160,669	$164,044	$163,888	$152,194	$148,895	$144,210
Cost of Sales	131,804	127,434	121,230	111,990	109,906	108,997

Gross Profit	28,865	36,610	42,658	40,204	38,989	35,213
Other Contractual Income & Charges	4,278	—	—	—	—	—
Loss on Impaired Long-Lived Assets	—	—	—	—	—	—
Selling, General and Administrative Expenses	(28,977)	(29,617)	(30,907)	(28,646)	(28,320)	(28,309)
Restructuring and Special Charges	—	(1,239)	—	(3,129)	—	(921)

Income (Loss) from Operations	4,166	5,754	11,751	8,429	10,669	5,983

Other Income (Expense)
Interest Income	235	206	480	491	637	587
Interest Expense	(2,916)	(3,185)	(3,185)	(2,049)	(1,775)	(1,917)
Foreign Exchange Gains (Losses)	(228)	(173)	(124)	(146)	—	(7)
Gain on the Sale of Mineral Rights	—	—	—	—	—	—
Other, Net	212	446	1,114	(119)	(17)	137

Total Other Expense, Net	(2,697)	(2,706)	(1,715)	(1,823)	(1,155)	(1,200)

Income (Loss) before Income Taxes	1,469	3,048	10,036	6,606	9,514	4,783
Income Taxes (Benefit)	556	821	2,860	1,883	2,721	1,409

Net Income (Loss)	$913	$2,227	$7,176	$4,723	$6,793	$3,374

Average Shares Outstanding
Diluted	5,613	5,677	5,996	6,165	6,599	6,807
Net Income (Loss) per Share
Diluted	$0.16	$0.39	$1.20	$0.77	$1.03	$0.50
Important Highlights
Total Assets	$130,524	$132,844	$133,750	$134,215	$114,558	$117,693
Long-Term Debt	$34,256	$39,434	$38,150	$39,976	$17,052	$18,978
Working Capital	$36,100	$38,875	$37,141	$36,283	$31,165	$30,399
Working Capital Ratio	2.8	3.6	3.3	3.1	3.0	2.7
Book Value per Share	$12.80	$13.01	$13.00	$12.15	$12.03	$11.46
Dividends Declared	$1,892	$1,900	$1,904	$1,808	$1,936	$2,022
Capital Expenditures	$5,609	$6,001	$8,495	$6,496	$5,395	$7,184
Depreciation and Amortization	$9,089	$9,099	$8,497	$7,832	$7,587	$7,926
Net Income (Loss) as a Percent of Sales	0.6%	1.4%	4.4%	3.1%	4.6%	2.3%
Return on Average Stockholders’ Equity	1.3%	3.0%	9.8%	6.3%	8.8%	4.3%
Gross Profit as a Percent of Net Sales	18.0%	22.3%	26.0%	26.4%	26.2%	24.4%
Operating Expenses as a Percent of Net Sales	15.4%	18.8%	18.9%	20.9%	19.0%	20.3%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Fiscal 2005 Compared to Fiscal 2004

          Consolidated net sales for the year ended July 31, 2005 were $187,868,000, an increase of 1.3% from net sales of $185,511,000 in fiscal 2004.  Net income for the year was $6,540,000, an increase of 29.9% compared to the net income reported in fiscal 2004 of $5,033,000.  Diluted income per share was $1.10 in fiscal 2005, versus a diluted income per share of $0.84 in fiscal 2004.  Fiscal 2005 net income was positively impacted by solid sales growth in the Specialty Products Group, but negatively impacted by decreased operating income from the Consumer Products Group and decreased sales and income from the Crop Production and Horticulture Products Group.  The Crop Production and Horticulture Products Group experienced a significant year-to-date tonnage decline.  Sales tonnage for the Consumer Products and Industrial and Automotive Groups were down slightly as compared to last year.  A strong tonnage increase was reported by the Specialty Products Group.

          General price increases helped to offset some of the overall volume decline.  However, the substantial sales decline experienced by the Crop Production and Horticulture Products Group and cost increases in packaging, fuel, freight and manufacturing negatively impacted fiscal 2005’s results.  A reduction of the Consumer Product Group’s advertising and marketing expenses and a reduction in bonus expense positively impacted fiscal 2005 income.

          Fiscal 2004 income was negatively impacted by a $464,000 pre-tax loss on impaired assets, a $1,250,000 pre-tax charge to settle a patent infringement lawsuit and $700,000 of pre-tax defense costs associated with the Company’s settlement of the patent infringement litigation.

          See Note 2 of the Notes to the Consolidated Financial Statements for a discussion of the loss on impaired long-lived assets and the settlement of the patent infringement lawsuit.

          Net sales of the Consumer Products Group for fiscal 2005 were $115,455,000, an increase of 1.3% from net sales of $114,027,000 in fiscal 2004.  The small sales increase was obtained by growth in our Canadian and Co-manufactured product businesses.  The core consumer business was consistent compared to fiscal 2004.  Branded cat litter sales were up due to the introduction of new products, but private label sales were down due to competitive market pressure.  This Group’s operating income decreased 2.9% from $17,532,000 in fiscal 2004 to $17,027,000 in fiscal 2005.  Driving the profit decline were increased material, packaging, freight and manufacturing costs.  Transportation and manufacturing fuel costs, along with resin prices have increased as the cost of oil has continued to spiral upward.  Bag stock costs have also increased as the price of paper has increased.  Offsetting part of the operating income decline were both price increases, which helped both operating income and sales and selling expense reductions in the advertising and bad debts expense areas.

          Net sales of the Specialty Products Group for fiscal 2005 were $30,810,000, an increase of 11.0% from net sales of $27,759,000 in fiscal 2004.  Throughout fiscal 2005 the Group reported strong sales growth in bleaching earth and animal health and nutrition products.  The growth was experienced both domestically and in the international market place.  The Group experienced solid volume growth, but pricing was relatively flat due to contracts with international edible oil processors, who were able to leverage their global buying power.  The segment’s operating income increased 11.9% from $6,058,000 in fiscal 2004 to $6,781,000 in fiscal 2005.  The profit increase was driven by the strong sales performance.

          Net sales of the Crop Production and Horticulture Products Group for fiscal 2005 were $18,032,000, a decrease of 14.2% from net sales of $21,006,000 in fiscal 2004.  The net sales decrease resulted from reduced orders from the three major agricultural chemical formulators, primarily those formulating chemicals to combat corn rootworm.  These formulators delayed their production start-ups in the first quarter of fiscal 2005 due to inventory carryover from last season and they continued to order less product due to the increasing acceptance of genetically modified and treated seed in the market.  The significant decrease in agricultural carrier production also reduced the availability of the Group’s Flo-Fre product line, which in turn caused a further reduction of sales.  Partially offsetting some of the sales decline was growth in the Group’s sports field business.  The segment’s operating income decreased by 56.5% from $3,092,000 in fiscal 2004 to $1,346,000 in fiscal 2005.  The decrease in operating income was driven by the decline in agricultural carrier sales described above.  The Group also experienced increased manufacturing and freight costs, which could not be fully recovered by price increases.

          Net sales of the Industrial and Automotive Products Group for fiscal 2005 were $23,571,000, an increase of 3.8% from net sales of $22,719,000 in fiscal 2004.  The Group reported an operating loss of $267,000 for fiscal 2005 compared to a loss of $452,000 for fiscal 2004.  Selling price increases were partially offset by increased manufacturing and freight costs.  Transportation and manufacturing fuel costs and resin prices have increased with the cost of oil.

          Consolidated gross profit as a percentage of net sales for fiscal 2005 decreased to 21.5% from 23.3% in fiscal 2004.   Freight, materials, fuel and packaging cost increases, along with the significant sales decline in the Crop Production and Horticulture Products Group, drove the decline in fiscal 2005’s gross profit.  Non-fuel manufacturing costs rose 6.3% per manufactured ton, which had a negative impact on gross profit.  Part of the non-fuel manufacturing cost increase was caused by decreased fixed cost coverage associated with the reduced demand for the Crop Production and Horticulture Products Group’s products.  Also, as fuel costs increased, so did the cost of other utilities, services (contract mining and hauling) and repair parts used to maintain the Company’s facilities.  The cost of fuel used in the manufacturing processes increased 8.1% per manufactured ton on a full year basis, despite the Company’s forward purchase program.  General price increases and volume growth in the Specialty Products Group positively impacted the results.

          Operating expenses as a percentage of net sales for fiscal 2005 decreased to 16.2% from the 18.7% reported in fiscal 2004.  Fiscal 2005’s operating expenses were adversely impacted by approximately $660,000 of costs associated with the Company’s Sarbanes-Oxley Section 404 readiness effort.  Fiscal 2004’s operating expenses were adversely impacted by the patent infringement litigation and a loss on impaired assets.  Excluding, these items operating expenses in fiscal 2005 would have been 15.9% and fiscal 2004 would have been 17.8%.  The decrease in fiscal 2005 operating expense was driven by reduced selling and advertising expenses in the Consumer Products Group, a reduction in bonus expense and a reduction in corporate telecommunications expense.

          Interest expense for fiscal 2005 decreased 15.4% from fiscal 2004 due to the reduction in outstanding debt of $4,080,000.  Interest income increased $242,000 from fiscal 2004 due to the change in the investment portfolio of the Company and increased interest rates in the market.

          The Company’s effective tax rate was 26.8% of pre-tax income in fiscal 2005 versus 27.4% in fiscal 2004.  Fiscal 2004 tax expense was negatively impacted by a $210,000 tax expense recorded on certain unremitted earnings of the Company’s Switzerland subsidiary.  This charge was taken to reflect the estimated potential impact of repatriating certain cash balances held by that subsidiary.

          Total assets of the Company decreased $5,304,000 or 4.1% during fiscal 2005.  Current assets decreased $4,885,000 or 7.2% from the fiscal 2004 year-end balances, primarily due to decreases in cash and cash equivalents, investments in securities, accounts receivable, deferred taxes and prepaid overburden removal expense.  Offsetting part of this decrease was an increase in other prepaid expenses and a small increase in inventory.  The decrease in cash and investments was due to the substantial increase in purchases of treasury stock.

          Property, plant and equipment, net of accumulated depreciation increased $96,000, or 0.2%, from the year-end balance in fiscal 2004.  The Company’s capital expenditures were mostly offset by normal depreciation expense.

          Total liabilities decreased $6,900,000, or 12.2%, during fiscal 2005.  Current liabilities decreased $4,502,000 or 16.7% during fiscal 2005, primarily due to decreases in current notes payable, salaries, wages and commissions payable, accrued trade promotions, and other accrued expenses.  The drop in long-term notes payable and current notes payable related to the overall payment of $4,080,000 of debt.  The reduction in accrued salaries was related to the reduced discretionary bonus payments in fiscal 2005.  In fiscal 2004, other accrued expenses were increased by the settlement of the patent infringement litigation, described in Note 2 of the Notes of the Consolidated Financial Statements.

Expectations

          Beginning with fiscal 2006, the Company will no longer provide quarterly or annual earnings per share guidance.  This change will allow management to focus on making the best decisions based on long-term strategies, and gives the Company more opportunity to discuss value drivers, strategic initiatives and critical factors needed to understand and evaluate our business and operating environment.

Liquidity and Capital Resources

          Working capital decreased $383,000 during fiscal 2005 to $40,562,000.  This small decrease was the result of the changes in current assets and liabilities described above.

          Cash provided by operating activities was used to fund capital expenditures of $7,311,000, payments on long-term debt of $4,080,000, repurchases of treasury stock of $8,214,000 and dividend payments of $2,206,000.  Total cash and investment balances held by the Company’s foreign subsidiaries at July 31, 2005 and July 31, 2004 were $3,427,000 and $3,633,000, respectively.

          During fiscal 2005, the Company received approximately $1,200,000 in cash grants from the State of Illinois, so that it could enhance is processing capabilities at the Mounds, Illinois production facility.  These funds were accounted for on a “net” grant accounting basis, therefore they were not shown as a cash in-flow, or a capital expenditure outflow.  As of July 31, 2005, the grant funds were completely utilized.

          Accounts receivable, less allowance for doubtful accounts, decreased by 2.3%, or $558,000 for fiscal 2005.  During fiscal 2005 the Company experienced a decrease in bad debts expense due in large part to a recovery from a former customer of approximately $170,000.  The Company has been working to improve its processes in the accounts receivable area.  Because of this focus, the accounts receivable balance was reduced in fiscal 2005, despite the increase in sales and the percentage of accounts receivable that were current at July 31, 2005 was 2% greater than July 31, 2004.

          The table listed on the following page summarizes the Company’s contractual obligations and commercial commitments at July 31, 2005 for the timeframes listed:

CONTRACTUAL OBLIGATIONS

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Long-Term Debt	$23,320,000	$3,080,000	$8,160,000	$7,080,000	$5,000,000
Interest on Long-Term Debt	5,519,000	1,440,000	2,259,000	1,182,000	638,000
Pension & Post Retirement	8,230,000	561,000	1,272,000	1,397,000	5,000,000
Operating Leases	12,963,000	2,325,000	3,187,000	1,967,000	5,484,000
Unconditional Purchase Obligations	4,646,000	4,646,000	—	—	—

Total Contractual Cash Obligations	$54,678,000	$12,052,000	$14,878,00	$11,626,000	$16,122,000

OTHER COMMERCIAL COMMITMENTS

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Standby Letters of Credit	$3,125,000	$3,125,000	$—	$—	$—
Other Commercial Commitments	3,597,000	3,597,000	—	—	—
Guarantees	3,628,000	769,000	359,000	2,500,000

Total Commercial Commitments	$10,350,000	$7,491,000	$359,000	$2,500,000	$—

          The Company’s liquidity needs have been, and are expected to be, met through internally generated funds and, to the extent needed, borrowings under the Company’s revolving credit facility with Harris Trust and Savings Bank.  During the second quarter of fiscal 2005 the Company extended the credit agreement to January 2006.  As of July 31, 2005, the Company had $7,500,000 available under the credit facility.  The credit agreement, as amended, contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit the Company’s ability to incur additional indebtedness or to acquire or dispose of assets and to pay dividends.

          The Company believes that cash flow from operations, availability under its revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations.  The Company’s ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the Credit Agreement, depends on its future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors.

          The Company as part of its normal course of business guarantees certain debts and trade payables of its wholly owned subsidiaries.  These arrangements are made at the request of the subsidiaries’ creditors, as separate financial statements are not distributed for the wholly owned subsidiaries.  As of July 31, 2005, the value of these guarantees was $500,000 of short-term liabilities, $628,000 of lease liabilities and $2,500,000 of long-term debt.

Results of Operations
Fiscal 2004 Compared to Fiscal 2003

          Consolidated net sales for the year ended July 31, 2004 were $185,511,000, an increase of 7.2% from net sales of $173,041,000 in fiscal 2003.  Net income for the year was $5,033,000, an increase of 63.3% compared to the profit reported in fiscal 2003 of $3,083,000.  Diluted income per share was $0.84 in fiscal 2004, versus a diluted income per share of $0.54 in fiscal 2003.  Fiscal 2004 net income was positively impacted by the additional gross profit associated with the 7.2% sales increase, foreign and domestic price increases and generally improved manufacturing performance.  Fiscal 2004 income was negatively impacted by a $464,000 pre-tax loss on impaired assets, a $1,250,000 pre-tax charge to settle a patent infringement lawsuit and $700,000 of pre-tax defense costs associated with the Company’s settlement of the patent infringement litigation.

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

          Net sales of the Consumer Products Group for fiscal 2004 were $114,027,000, an increase of 8.5% from net sales of $105,108,000 in fiscal 2003.  This segment’s operating income increased 31.4% from $13,343,000 in fiscal 2003 to $17,532,000 in fiscal 2004.  The net sales increase was driven by a full year’s sales of the Jonny Cat product line in fiscal 2004 (versus seven months in fiscal 2003), which also positively contributed to the segment’s increased gross profit.  Also contributing to the sales and profit increases were sales increases in the Cat’s Pride scooping litters and private label litter for Wal-Mart.  The improved performance was facilitated by price increases and lower purchasing costs on selected materials.  Offsetting part of the gross profit increase associated with the increased sales were increases in commissions and advertising and trade spending expenses.  The expense increases were incurred in an effort to stabilize the market share of the Jonny Cat product line and to continue to grow other product lines in this group.  The Company’s sale of its dog treats business in the third quarter of fiscal 2004 did not have a material impact on this group’s sales or profitability.

          Net sales of the Specialty Products Group for fiscal 2004 were $27,759,000, an increase of 11.1% from net sales of $24,990,000 in fiscal 2003.  This segment’s operating income increased 23.0% from $4,927,000 in fiscal 2003 to $6,058,000 in fiscal 2004.  The profit increase was driven by improved sales in the animal health and nutrition market, led by Poultry Guard litter amendments and ConditionAde binding agents, and by price increases in animal health and nutrition and bleaching earth.  The growth was attributable to new customers in Asia and Latin America as a result of an increased sales focus and enhanced training of distributors.  Sales growth was also seen in the bleaching earth business in North America.  Offsetting part of the gross profit increase were expense increases in outside services, travel and commissions to support the market expansion and increased technical services costs.

          Net sales of the Crop Production and Horticulture Products Group for fiscal 2004 were $21,006,000, a decrease of 3.7% from net sales of $21,820,000 in fiscal 2003.  The net sales decrease resulted primarily from decreased sales of Agsorb drying agents and agricultural carriers, and decreased sales of Pro’s Choice sports field products.  The agricultural carriers business softened in the second half of fiscal 2004 due to general concerns related to the future direction of genetically modified seeds.  The sports field products sales have declined due to slower golf course construction sales.  This segment’s operating income increased by 18.3% from $2,614,000 in fiscal 2003 to $3,092,000 in fiscal 2004.  The increase in operating income was driven by price increases and by a reduction of freight costs due to a better geographical mix of customers close to the Company’s facilities.

          Net sales of the Industrial and Automotive Products Group for fiscal 2004 were $22,719,000, an increase of 7.6% from net sales of $21,123,000 in fiscal 2003.  An increase in sales of industrial absorbents was due to additional volume generated by a full year of production from the acquired production facility in Taft, California versus seven months in fiscal 2003.   Also price increases in both clay and synthetic products and sales efforts focused on key growth accounts contributed to the increased net sales.  This segment’s operating income improved from a loss of $826,000 in fiscal 2003 to a loss of $452,000 in fiscal 2004.  The improvement was driven by increased volumes and prices.

          Consolidated gross profit as a percentage of net sales for fiscal 2004 increased to 23.3% from 20.6% in fiscal 2003 primarily as a result of a full year’s sales of the Jonny Cat product line in fiscal 2004 (versus seven months in fiscal 2003), lower purchasing costs on selected materials in the Consumer Products Group, increased sales of animal health and nutrition products in the Specialty Products Group, and price increases in all groups.  Also contributing to the increased gross profit was a 2.6% reduction in non-fuel manufacturing costs per manufactured ton.  Gross profit was negatively impact by a 14% increase in fuel costs per manufactured ton as compared to fiscal 2003.

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

          The Company’s effective tax rate was 27.4% of pre-tax income in fiscal 2004 versus 29.0% in fiscal 2003.  Contributing to the decrease in the effective tax rate for fiscal 2004 was a change in estimate in calculating the Company’s depletion deduction and the Company’s decision to change from a separate company federal tax filing to a consolidated company federal tax filing, which has allowed the Company to better utilize its various tax attributes.  Negatively impacting the tax rate in fiscal 2004 was a $210,000 tax expense recorded on certain unremitted earnings of the Company’s Switzerland subsidiary.  This charge was taken to reflect the estimated potential impact of repatriating certain cash balances held by that subsidiary.

          Total assets of the Company increased $2,052,000 or 1.6% during fiscal 2004.  Current assets increased $7,351,000 or 12.1% from the fiscal 2003 year-end balances, primarily due to increases in cash and cash equivalents, investments in securities, accounts receivable, prepaid expenses.  The increase in cash and investments was due the improved financial performance of the Company.  Also, in fiscal 2003 the Company’s cash position was reduced by over $6,000,000 spent to consummate the purchase of the Jonny Cat brand from Clorox.  See Note 5 of the Notes to the Consolidated Financial Statements.

          The increase in prepaid expenses was due to a reclassification of the deferred tax assets from long-term to current based on an analysis of the composition of the deferred tax assets. Offsetting some of the increase were decreases in inventories and prepaid overburden expense.

          Property, plant and equipment, net of accumulated depreciation decreased $1,224,000, or 2.5%, from the year-end balance in fiscal 2003.  The decrease in property, plant and equipment was due to normal depreciation expense exceeding capital investments.  Offsetting part of this decrease was the adoption of EITF 04-02 “Whether Mineral Rights are Tangible or Intangible Assets,” which required the Company to reclassify $1,205,000 from intangible assets to property, plant and equipment.

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

Significant Accounting Policies

          Management’s discussion and analysis of the financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with the generally accepted accounting principles of the United States.  The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment.  The Company believes that of its significant accounting policies stated in Note 1 of the Notes to the Consolidated Financial Statements, the policies listed below involve a higher degree of judgment and/or complexity.  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, as well as the reported amounts of revenues and expenses during the reporting period.  Significant estimates included inventory reserves, allowance for doubtful accounts and the amount of prepaid overburden.  Actual results could differ from these estimates.

          Revenue Recognition.  Under the terms of its sales agreements with customers, the Company recognizes revenue when title is transferred.  Upon shipment an invoice is generated that sets the fixed and determinable price.  Sales returns and allowances, which have historically not been material, are reviewed to determine if any additional reserve is necessary.  Sales returns and allowances are not material due to the nature of the Company’s business. Allowance for doubtful accounts are evaluated by the Company utilizing a combination of a historical percentage of sales by division and specific customer account analysis.  The Company maintains and monitors a list of customers whose creditworthiness has diminished.  This list is used as part of the specific customer account analysis.

          Inventories.  Inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs.  The Company performs a detailed review of its inventory items to determine if an obsolescence reserve adjustment is necessary.  The review surveys all of the Company’s operating facilities and sales divisions to ensure that both historical issues and new market trends are considered.  The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date.  The inventory obsolescence reserve values at July 31, 2005, 2004 and 2003 were $301,000, $641,000 and $568,000 respectively.

          Prepaid Overburden Removal and Mining Costs.  As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases.  A significant part of the Company’s overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of the Company’s production processes.  The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid overburden removal expense is amortized over the estimated available material.  The Company had $1,370,000 and $2,407,000 of prepaid expense recorded on its consolidated balance sheet, as of July 31, 2005 and July 31, 2004, respectively.  The Company amortized to current expense approximately $2,637,000 of previously recorded prepaid expense in fiscal 2005, $2,895,000 in fiscal 2004 and $3,552,000 in fiscal 2003.

          To determine the value of prepaid overburden, the Company’s mining personnel survey the individual mining areas.  The estimation work is conducted utilizing a combination of manual and computerized survey tools.  Once the survey data is recorded it is charted on numerous topographical maps of the mining areas.  Finally based on the survey data, maps and professional judgment of the mining engineers’ estimates are developed.

          During the normal course of the Company’s overburden removal activities the Company performs on-going reclamation activities.  As overburden is removed from a pit, it is hauled to a previously mined pit and used to refill the older site.  This process allows the Company to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing the liability for the reclamation function.

          Additionally, it is Oil-Dri’s policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees.  The costs of obtaining mineral patents, including legal fees and drilling expenses, are also capitalized.  Development costs of determining the nature and amount of mineral reserves and any prepaid royalties that are offsetable against future royalties due upon extraction of the mineral are also capitalized.  All exploration related costs are expensed as incurred.

          Stock Based Compensations.  The Company applies the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related other interpretations to account for its stock option plans.  All of the outstanding options issued under the plans have had exercise prices equal to the market value on the day of issue.  Accordingly, the Company has not recorded any compensation expense associated with its issuance of stock options.  The Company has recorded as expense the fair market value on the date of issue of any restricted stock awards granted.  The fair value of the issued stock options is estimated on the grant date using the Black-Scholes Option Pricing Method.  Had the Company accounted for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payments,” the Company would have reported in 2005, 2004 and 2003 additional employee compensation expense (net of related tax effect) of approximately $325,000, $301,000 and $686,000 respectively.

          Pension Accounting.  Pension benefit obligations and the related effects on results of operations are calculated using actuarial models.  Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and asset/liability measurement.  The Company evaluates these critical assumptions at least annually.  Other assumptions involving demographic factors, such as retirement age, mortality and turnover, are evaluated periodically and are updated to reflect actual experience.  Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

          Our expected rate of return on plan assets is determined based on a building block approach.  The expected long-term rate of inflation and risk premiums for the various asset categories are based on general historical returns and inflation rates.  The target allocation of assets is used to develop a composite rate of return assumption.

          The discount rate is based on a market benchmark rate that is of comparable duration to the plan’s liabilities.  Specifically, the discount rate was based on the Moody’s Aa Corporate Bond Yield adjusted to be based on annual compounding.  The rate was rounded to the nearest 25 basis points.

Recently Issued Accounting Standards

          In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” effective for the first fiscal period in the fiscal year beginning after December 15, 2005.  This statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable.  The Company would only be impacted by this statement if it made a voluntary change in accounting principle after the effective date.

          In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments,” effective for the first reporting period, which begins after June 15, 2005.  This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  The Company is currently reviewing this pronouncement, but believes that reported income, deferred tax assets/liabilities, the Consolidated Statement of Cash Flows and the Consolidated Balance Sheets will all be impacted by this new pronouncement.

          In March 2005, the FASB ratified the consensus reached in EITF Issue No. 04-06, “Accounting for Stripping Costs in the Mining Industry”.  The consensus will be effective for the first fiscal period in the fiscal year beginning after December 15, 2005.  The consensus on this issue calls for post-production stripping costs to be treated as a variable inventory production cost.  As a result, such costs are subject to inventory costing procedures in the period they are incurred.  The Company is currently reviewing this pronouncement, but believes that the Consolidated Statement of Cash Flows and the Consolidated Balance Sheets will be impacted by this new pronouncement.

Foreign Operations

          Net sales by the Company’s foreign subsidiaries during fiscal 2005 were $14,455,000 or 7.7% of total Company sales.  This represents an increase of 7.9% from fiscal 2004, in which foreign subsidiary sales were $13,397,000 or 7.2% of total Company sales.  This increase in sales was seen largely in the Company’s Canadian operation with private label cat litter sales improving from fiscal 2004.  For fiscal 2005, the foreign subsidiaries reported a profit of $345,000, a reduction of $270,000 from the $615,000 profit reported in fiscal 2004.  The reduction to income for the year was driven by increased material, freight and packaging costs in the Company’s Canadian operation.    Identifiable assets of the Company’s foreign subsidiaries as of July 31, 2005 were $11,579,000 compared to $11,271,000 as of July 31, 2004.  Most of the increase in identifiable assets was in accounts receivable and property, plant and equipment.

          Net sales by the Company’s foreign subsidiaries during fiscal 2004 were $13,397,000 or 7.2% of total Company sales.  This represents an increase of 17.5% from fiscal 2003, in which foreign subsidiary sales were $11,400,000 or 6.6% of total Company sales.  This increase in sales was seen largely in the Company’s Canadian operation where the addition of the Jonny Cat product line, positive currency movement of the Canadian dollar and price increases positively impacted its results.

For fiscal 2004, the foreign subsidiaries reported a gain of $615,000, an improvement of $334,000 from the $281,000 gain reported in fiscal 2003.  The improvement for the year was due to improved sales and lower distribution costs at the Company’s Canadian operation.  Identifiable assets of the Company’s foreign subsidiaries as of July 31, 2004 were $11,271,000 compared to $9,737,000 as of July 31, 2003.  Most of the increase in identifiable assets was in cash and investments at the Company’s Canadian operation.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

          The Company is exposed to interest rate risk and employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short-term investments.  The Company had two interest rate swap agreements as of July 31, 2005.  The Company believes that the market risk arising from holdings of its financial instruments is not material.

          The Company is exposed to currency risk as it relates to certain accounts receivables and the Company’s foreign operations. The Company believes that the currency risk is immaterial to the overall presentation of the financial statements.

          The Company is exposed to regulatory risk in the fluid purification and agricultural markets, principally as a result of the risk of increasing regulation of the food chain in the United States and Europe. The Company actively monitors developments in this area, both directly and through trade organizations of which it is a member.

          The Company is exposed to commodity price risk with respect to natural gas.  The Company has contracted for a portion of its fuel needs for fiscal 2006 using forward purchase contracts to manage the volatility related to this exposure.  These contracts will reduce the volatility in fuel prices, and the weighted average cost of these contracts has been estimated to be approximately 20.8% higher than the contracts for fiscal 2005.  These contracts were entered into during the normal course of business and no contracts were entered into for speculative purposes.

          The table below provides information about the Company’s natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2006.  The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on September 29, 2005.

Commodity Price Sensitivity
Natural Gas Future Contracts
For the Year Ending July 31, 2006

	Expected 2006 Maturity	Fair Value

Natural Gas Future Volumes (MMBtu)	610,000
Weighted Average Price (Per MMBtu)	$7.62
Contract Amount ($ U.S., in thousands)	$4,646.0	$7,496.2

          Factors that could influence the fair value of the natural gas contracts, include, but are not limited to, the creditworthiness of the Company’s natural gas suppliers, the overall general economy, developments in world events, and the general demand for natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world.  Some of these same events have allowed the Company to mitigate the impact of the natural gas contracts by the continued and in some cases expanded use of recycled oil in our manufacturing processes.  Accurate estimates of the impact that these contracts may have on the Company’s fiscal 2006 financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	July 31,

	2005	2004

	(in thousands of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$5,945	$6,348
Investment in treasury securities	13,098	13,942
Investment in debt securities	392	2,779
Accounts receivable, less allowance of $609 in 2005 and $608 in 2004	23,611	24,169
Inventories	12,686	12,399
Prepaid overburden removal expense	1,370	2,407
Deferred income taxes	1,647	2,330
Prepaid expenses and other assets	4,347	3,607

Total Current Assets	63,096	67,981

Property, Plant and Equipment, at Cost
Buildings and leasehold improvements	22,667	22,319
Machinery and equipment	95,335	94,215
Office furniture and equipment	11,130	10,722
Vehicles	5,292	4,368

	134,424	131,624
Less accumulated depreciation and amortization	(101,573)	(97,696)

	32,851	33,928
Construction in progress	4,769	3,619
Land	10,278	10,255

Total Property, Plant and Equipment, Net	47,898	47,802

Other Assets
Goodwill	5,162	5,162
Intangibles (Net of accumulated amortization of $3,019 in 2005 and $2,611 in 2004)	1,965	2,389
Deferred income taxes	1,287	1,556
Other	4,163	3,985

Total Other Assets	12,577	13,092

Total Assets	$123,571	$128,875

The accompanying notes are an integral part of the consolidated financial statements.

	July 31,

	2005	2004

	(in thousands of dollars)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of notes payable	$3,080	$4,080
Accounts payable	5,228	5,701
Dividends payable	559	513
Accrued expenses
Salaries, wages and commissions	3,741	4,747
Trade promotions and advertising	3,362	4,715
Freight	1,386	1,088
Other	5,178	6,192

Total Current Liabilities	22,534	27,036

Noncurrent Liabilities
Notes payable	20,240	23,320
Deferred compensation	3,650	3,455
Other	3,293	2,806

Total Noncurrent Liabilities	27,183	29,581

Total Liabilities	49,717	56,617

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 5,965,560 shares in 2005 and 5,583,960 in 2004	597	559
Class B Stock, par value $.10 per share, issued 1,800,083 shares in 2005 and 1,792,583 in 2004	180	179
Unrealized gain on marketable securities	38	—
Additional paid-in capital	13,871	9,301
Retained earnings	94,891	90,985
Restricted unearned stock compensation	(75)	(9)
Cumulative translation adjustment	(282)	(694)

	109,220	100,321
Less treasury stock, at cost (1,953,350 common and 342,241 Class B shares at July 31, 2005 and 1,538,571 Common and 342,241 Class B shares at July 31, 2004)	(35,366)	(28,063)

Total Stockholders’ Equity	73,854	72,258

Total Liabilities and Stockholders’ Equity	$123,571	$128,875

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,

	2005	2004	2003

	(in thousands, except for per share data)
Net Sales	$187,868	$185,511	$173,041
Cost of Sales	147,513	142,263	137,413

Gross Profit	40,355	43,248	35,628
Other Contractual Income & Charges	—	(1,250)	675
Loss on Impaired Long-Lived Assets	—	(464)	—
Selling, General and Administrative Expenses	(30,470)	(32,975)	(29,686)

Income from Operations	9,885	8,559	6,617

Other Income (Expense)
Interest income	464	222	216
Interest expense	(1,758)	(2,079)	(2,361)
Foreign exchange gain (losses)	(244)	(26)	22
Other investment (loss)	—	—	(40)
Gain on the sale of mineral rights	—	—	139
Other, net	585	255	(251)

Total Other Expense, Net	(953)	(1,628)	(2,275)

Income Before Income Taxes	8,932	6,931	4,342
Income Taxes	2,392	1,898	1,259

Net Income	$6,540	$5,033	$3,083

Net Income Per Share
Basic Common	$1.28	$0.98	$0.59

Basic Class B Common	$0.96	$0.74	$0.44

Diluted	$1.10	$0.84	$0.54

Average Shares Outstanding
Basic Common	4,038	4,040	4,151

Basic Class B Common	1,454	1,437	1,423

Diluted	5,964	5,962	5,708

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Restricted Unearned Stock Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

				(in thousands)
Balance, July 31, 2002	724	7,677	86,790	(4)	(24,828)	(1,288)	69,071
Net Income	—	—	3,083	—	—	—	3,083
Cumulative Translation Adjustments	—	—	—	—	—	206	206

Total Comprehensive Income							3,289

Dividends Declared	—	—	(1,871)	—	—	—	(1,871)
Purchases of Treasury Stock	—	—	—	—	(1,508)	—	(1,508)
Issuance of Stock Under 1995 Long- Term Incentive Plan	—	(31)	—	(56)	97	—	10
Amortization of Restricted Common Stock Compensation	—	—	—	23	—	—	23

Balance, July 31, 2003	724	7,646	88,002	(37)	(26,239)	(1,082)	69,014
Net Income	—	—	5,033	—	—	—	5,033
Cumulative Translation Adjustments	—	—	—	—	—	388	388

Total Comprehensive Income							5,421

Dividends Declared	—	—	(2,050)	—	—	—	(2,050)
Purchases of Treasury Stock	—	—	—	—	(1,824)	—	(1,824)
Issuance of Stock Under 1995 Long- Term Incentive Plan	14	1,655	—	—	—	—	1,669
Amortization of Restricted Common Stock Compensation	—	—	—	28	—	—	28

Balance, July 31, 2004	738	9,301	90,985	(9)	(28,063)	(694)	72,258
Net Income	—	—	6,540	—	—	—	6,540
Cumulative Translation Adjustments	—	—	—	—	—	412	412

Unrealized gain on marketable securities	—	—	—	—	—	38	38

Total Comprehensive Income							6,990

Dividends Declared	—	—	(2,251)	—	—	—	(2,251)
Purchases of Treasury Stock	—	—	—	—	(8,066)	—	(8,066)
Issuance of Stock Under 1995 Long- Term Incentive Plan	39	4,570	(383)	(93)	763	—	4,896
Amortization of Restricted Common Stock Compensation	—	—	—	27	—	—	27

Balance, July 31, 2005	$777	$13,871	$94,891	$(75)	$(35,366)	$(244)	$73,854

The accompanying statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,

	2005	2004	2003

	(in thousands of dollars)
Cash Flows from Operating Activities
Net Income	$6,540	$5,033	$3,083

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,429	8,057	8,534
Amortization of investment discounts	(226)	(51)	(113)
Deferred income taxes	952	204	(118)
Provision for bad debts	27	201	387
Loss on impaired assets	—	464	—
Loss on the sale of fixed assets	370	398	549
(Increase) decrease in:
Accounts receivable	531	(615)	(2,737)
Other receivables	—	—	1,022
Inventories	(287)	108	486
Prepaid overburden removal expense	1,037	85	1,186
Prepaid expenses	(740)	(199)	159
Other assets	(405)	1,775	229
Increase (decrease) in:
Accounts payable	(26)	(823)	1,736
Accrued expenses	(3,075)	2,825	2,470
Deferred compensation	195	243	258
Other liabilities	488	580	245

Total Adjustments	6,270	13,252	14,293

Net Cash Provided by Operating Activities	12,810	18,285	17,376

Cash Flows from Investing Activities
Capital expenditures	(7,311)	(6,067)	(4,882)
Proceeds from the sale of Phoebe Products Co.	—	325	—
Proceeds from sale of property, plant and equipment	37	311	679
Purchases of net assets	—	—	(6,652)
Purchases of investments in debt securities	(250)	(5,217)	—
Maturities of investments in debt securities	2,834	2,156	—
Purchases of investment securities	(28,057)	(43,608)	(39,197)
Dispositions of investment securities	29,172	41,672	36,475

Net Cash Used in Investing Activities	(3,575)	(10,428)	(13,577)

Cash Flows from Financing Activities
Principal payments on long-term debt	(4,080)	(4,000)	(2,850)
Dividends paid	(2,206)	(1,998)	(1,883)
Purchase of treasury stock	(8,214)	(1,824)	(1,518)
Proceeds from issuance of treasury stock	449	—	—
Proceeds from issuance of common stock	4,147	1,337	10
Other, net	266	223	41

Net Cash Used in Financing Activities	(9,638)	(6,262)	(6,200)

Net (Decrease) Increase in Cash and Cash Equivalents	(403)	1,595	(2,401)
Cash and Cash Equivalents, Beginning of Year	6,348	4,753	7,154

Cash and Cash Equivalents, End of Year	$5,945	$6,348	$4,753

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 – Summary of Significant Accounting Policies

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

Revenue Recognition

          Under the terms of its sales agreements with customers, the Company recognizes revenue when title is transferred.  At the time of shipment an invoice is generated which sets the fixed and determinable price.  Sales returns and allowances are not material due to the nature of the Company’s business.

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

          Historically no provision had been made for possible income taxes which may be paid on the distribution of approximately $25,283,000, $22,608,000 and $19,533,000 as of July 31, 2005, 2004 and 2003, respectively, of retained earnings of foreign subsidiaries, as substantially all such amounts were intended to be indefinitely invested in these subsidiaries or to be handled in such a way that no additional income taxes would be incurred when such earnings are distributed.  It is generally not practicable to determine the amount of income taxes or withholding taxes that would be payable upon the remittance of assets that represent those earnings.  However in 2004, a $210,000 tax expense was recorded on certain unremitted earnings of the foreign subsidiary in Switzerland.  This charge was taken to reflect the estimated potential impact of repatriating certain cash balances held by that subsidiary.

          On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”).  The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.  In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union.    The Company is currently evaluating this new provision.

NOTE 1 – Summary of Significant Accounting Policies (Continued)

          Also, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act.  As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S.

Translation of Foreign Currencies

          Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated at the exchange rates in effect at period end.  Income statement items are translated at the average exchange rate on a monthly basis.  Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

Cash Equivalents and Investments in Treasury Securities

          Cash equivalents are highly liquid investments with maturities of three months or less when purchased.  Investments in treasury securities are carried at cost, plus accrued interest, which approximates market.

Inventories

          Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company recorded additional inventory obsolescence reserves of approximately $301,000, $641,000 and $568,000 for the years of 2005, 2004 and 2003 respectively.  The composition of inventories as of July 31, 2005 is as follows:

	2005	2004

	(in thousands)
Finished goods	$7,257	$7,529
Packaging	3,310	3,130
Other	2,119	1,740

	$12,686	$12,399

Prepaid Overburden Removal and Mining Costs

          As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases.  A significant part of the Company’s overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of the Company’s production processes.  The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid overburden removal expense is amortized over the estimated available material.  The Company had $1,370,000 and $2,407,000 of prepaid expense recorded on its Consolidated Balance Sheet, as of July 31, 2005 and July 31, 2004, respectively.  The Company amortized to current expense approximately $2,637,000 of previously recorded prepaid expense in fiscal 2005, $2,895,000 in fiscal 2004 and $3,552,000 in fiscal 2003.

          During the normal course of the Company’s overburden removal activities the Company performs on-going reclamation activities.  As overburden is removed from a pit, it is hauled to a previously mined pit and used to refill the older site.  This process allows the Company to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing the liability for the reclamation function.

          Additionally, it is Oil-Dri’s policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees.  The costs of obtaining mineral patents, including legal fees and drilling expenses, are also capitalized.  Development costs of determining the nature and amount of mineral reserves and any prepaid royalties that are offsetable against future royalties due upon extraction of the mineral are also capitalized.  All exploration related costs are expensed as incurred.

NOTE 1 – Summary of Significant Accounting Policies (Continued)

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

Years

Buildings and leasehold improvements	5-30
Machinery and equipment	2-20
Office furniture and equipment	2-10
Vehicles	2-8

Shipping and Handling Costs

          Shipping and handling costs are included in the cost of goods sold and were $30,192,000, $28,732,000 and $27,568,000 for the years ended July 31, 2005, 2004 and 2003, respectively.

Research and Development

          Research and development costs of $2,429,000, $2,459,000 and $1,923,000 were charged to expense as incurred for the years ended July 31, 2005, 2004 and 2003, respectively.

Intangibles and Goodwill

          Intangibles are amortized on a straight-line basis over periods ranging from 7 to 35 years.  The Company periodically reviews intangibles to assess recoverability from projected undiscounted cash flows of the related operating entities.

Advertising Costs

          The Company defers recognition of advertising production costs until the first time the advertising takes place; other advertising costs are expensed as incurred.  Advertising expenses were $1,429,000, $2,852,000 and $1,907,000 for the years ended July 31, 2005, 2004 and 2003, respectively.

Reclamation Obligations

          The Company evaluated its potential reclamation liability at the end of fiscal 2005 in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The Company recorded estimated reclamation assets of approximately $263,000 and corresponding reclamation liabilities in the same amount at the end of fiscal 2004.  The value represents the discounted present value of the estimated future mining reclamation costs at the production plants.  The assets will be depreciated over the estimated useful lives of the various mines.  The liabilities will be increased based on a yearly accretion charge, once again over the estimated useful lives of the mines.  The Company re-examined the assumptions used to establish the fiscal 2004 reclamation liability and determine them to be satisfactory for fiscal 2005.

NOTE 1 – Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

          Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents, investment securities and notes payable.  These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2005 and 2004.  The fair value of notes payable was estimated based on future cash flows discounted at current interest rates available to the Company for debt with similar maturities and characteristics.  The fair value of notes payable as of July 31, 2005 was greater than its carrying value by approximately $438,000 and greater than its carrying value by approximately $641,000 as of July 31, 2004.

Stock Based Compensation

          The Company applies the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related other interpretations to account for its stock option plans.  All the outstanding options issued under the plans have had exercise prices equal to the market value on the day of issue.  Accordingly, the Company has not recorded any compensation expense associated with its issuance of stock options.  The Company has recorded as expense the fair market value on the date of issue of any restricted stock awards granted.

          The following table details the effect on net income and earnings per share if compensation expense for the stock plans had been recorded based on the fair value method under SFAS 123.

	Year Ended

(in thousands, except per share data)	2005	2004	2003

Reported net income	$6,540	$5,033	$3,083
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	16	20	13
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(341)	(321)	(699)

Pro forma net income	$6,215	$4,732	$2,397

Earnings per share:
Basic Common – as reported	$1.28	$0.98	$0.59
Basic Common – pro forma	$1.21	$0.92	$0.46

Basic Class B Common – as reported	$0.96	$0.74	$0.44
Basic Class B Common – pro forma	$0.91	$0.69	$0.35

Diluted – as reported	$1.10	$0.84	$0.54
Diluted – pro forma	$1.04	$0.79	$0.42

NOTE 1 – Summary of Significant Accounting Policies (Continued)

New Accounting Standards

          In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” effective for the first fiscal period in the fiscal year beginning after December 15, 2005.  This statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable.  The Company would only be impacted by this statement if it made a voluntary change in accounting principle after the effective date.

          In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments,” effective for the first reporting period, which begins after June 15, 2005.  This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  The Company is currently reviewing this pronouncement, but believes that reported income, deferred tax assets/liabilities, the Consolidated Statement of Cash Flow and the Consolidated Balance Sheet will all be impacted by this new pronouncement.

          In March 2005, the FASB ratified the consensus reached in EITF Issue No. 04-06, “Accounting for Stripping Costs in the Mining Industry”.  The consensus will be effective for the first fiscal period in the fiscal year beginning after December 15, 2005.  The consensus on this issue calls for post-production stripping costs to be treated as a variable inventory production cost.  As a result, such costs are subject to inventory costing procedures in the period they are incurred.  The Company is currently reviewing this pronouncement, but believes that the Consolidated Statement of Cash Flow and the Consolidated Balance Sheet will be impacted by this new pronouncement.

NOTE 2 – Special Charges, Fees and Changes in Accounting Estimates

Other Charge – Patent Infringement Lawsuit

          The Company was named as a defendant in an action captioned PSN Illinois LLC v. Oil-Dri Corporation of America filed February 5, 2004 in the United States District Court for the Northern District of Illinois.  The lawsuit alleged that most of the Company’s scoopable cat litter products infringed two patents owned by the plaintiff.  The plaintiff was seeking monetary damages in an unspecified amount, treble damages if the alleged infringement was found to be willful, as well as injunctive relief.  On August 12, 2004, the Company settled the plaintiff’s claims.  Under terms of the settlement, the Company paid the plaintiff $1,250,000 and the plaintiff granted the Company paid-up licenses of the two patents involved in the litigation as well as a third patent owned by the plaintiff.  The $1,250,000 pre-tax charge was reflected as Other Contractual Income & Charges on the Consolidated Statement of Operations for the fiscal year ended July 31, 2004.

Loss on Impaired Long-Lived Assets

          During the second quarter of fiscal 2004, the Company recorded a loss on impaired assets of $464,000.  This loss, related to the write-off of a scoopable “box” product line located at the Company’s Georgia facility and the write-off of the remaining estimated held-for-sale value of a similar box line at one of the Company’s Mississippi facilities, resulted from the shift from boxed products to jug products and the long term direction of the Company.  Both lines were previously used exclusively by the Consumer Products Group.

Special Charges – Christmas Valley, Oregon Plant Closure

          On July 17, 2003 the Company announced a reorganization of service for its customers in the Pacific Northwest.  On July 31, 2003 the Company closed its Christmas Valley, Oregon facility and transferred its existing customer base to the newly acquired plant in Taft, California and other Oil-Dri production facilities.  The Company recorded a fourth quarter charge of $573,000, which is detailed below:

2003

(in thousands)
Severance Costs	$106
Write-off of Obsolete Inventory	198
Write-off of Fixed Assets	89
Reclamation Expense	180

Total	$573

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

NOTE 2 – Special Charges, Fees and Changes in Accounting Estimates (Continued)

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

NOTE 3 – Operating Segments

          SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments.  Under this standard, the Company has four reportable operating segments:  Consumer Products Group, Specialty Products Group, Crop Production and Horticulture Products Group, and Industrial and Automotive Products Group.  These segments are managed separately because each business has different economic characteristics.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

          Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of the Company’s production facilities.  However the Company has estimated the segment asset allocations as follows:

	July 31,

	Assets

	2005	2004	2003

	(in thousands)
Consumer Products Group	$53,263	$55,240	$54,307
Specialty Products Group	16,600	14,594	17,251
Crop Production and Horticulture Group	10,184	11,452	12,383
Industrial and Automotive Products Group	8,722	8,646	8,539
Unallocated Assets	34,802	38,943	34,343

Total Assets	$123,571	$128,875	$126,823

	Year Ended July 31

	Net Sales			Income (Loss)

	2005	2004	2003	2005	2004	2003

	(in thousands)
Consumer Products Group	$115,455	$114,027	$105,108	$17,027	$17,532	$13,343
Specialty Products Group	30,810	27,759	24,990	6,781	6,058	4,927
Crop Production and Horticulture Group	18,032	21,006	21,820	1,346	3,092	2,614
Industrial and Automotive Products Group	23,571	22,719	21,123	(267)	(452)	(826)

Total Sales/Operating Income	$187,868	$185,511	$173,041	24,887	26,230	20,058

Other Contractual Income and Charges[2]				—	(1,250)	675
Gain on the Sale of Mineral Rights[1]				—	—	139
Less:
Loss on Impaired Assets[3]				—	464	—
Corporate Expenses				14,660	15,727	14,385
Interest Expense, net of interest Income				1,295	1,858	2,145

Income before Income Taxes				8,932	6,931	4,342
Income Taxes Provision				2,392	1,898	1,259

Net Income				$6,540	$5,033	$3,083

[1]	See Note 2 for a discussion of the gain on the sale of mineral rights.
[2]	See Note 2 for a discussion of other contractual income and charges.
[3]	See Note 2 for a discussion of the loss on impaired assets.

NOTE 3 – Operating Segments (Continued)

          The following is a summary of financial information by geographic region for the years ended July 31:

	2005	2004	2003

	(in thousands)
Sales to unaffiliated customers:
Domestic	$173,413	$172,114	$161,641
Foreign subsidiaries	$14,455	$13,397	$11,400
Sales or transfers between geographic areas:
Domestic	$5,956	$6,035	$5,346
Income before income taxes:
Domestic	$8,370	$5,968	$3,906
Foreign subsidiaries	$562	$963	$436
Net Income:
Domestic	$6,195	$4,418	$2,802
Foreign subsidiaries	$345	$615	$281
Identifiable assets:
Domestic	$111,992	$117,604	$117,086
Foreign subsidiaries	$11,579	$11,271	$9,737

          The Company’s largest customer accounted for the following percentage of consolidated net sales and net accounts receivable under the Consumer Products segment:

	2005	2004	2003

Sales for the years ended July 31	18%	18%	19%
Accounts receivable as of July 31	25%	27%	26%

NOTE 4 – Notes Payable

The composition of notes payable at July 31 is as follows:

	2005	2004

	(in thousands)
Town of Blue Mountain, Mississippi
Principal payable on October 1, 2008. Interest payable monthly at a variable interest rate reset weekly based on market conditions for similar instruments. The average annual rate was 2.15% and 1.23% in fiscal 2005 and 2004, respectively. Payment of these bonds by the Company is guaranteed by a letter of credit issued by Harris Trust and Savings Bank.	$2,500	$2,500
Teachers Insurance and Annuity Association of America
Payable in annual principal installments on August 15: $2,500,000 in fiscal 2005. Interest is payable semiannually at an annual rate of 7.17%	—	2,500
Teachers Insurance and Annuity Association of America and Prudential Financial
Payable in annual principal installments on April 15: $3,000,000 in fiscal 2006; $4,000,000 in fiscal 2007 and 2008; $1,500,000 in fiscal 2009; $3,000,000 in fiscal 2010; $2,000,000 in fiscal 2011; and $1,500,000 in fiscal 2012 and 2013. Interest is payable semiannually at an annual rate of 6.55%	20,500	22,000
Other	320	400

	$23,320	$27,400
Less current maturities of notes payable	(3,080)	(4,080)

	$20,240	$23,320

          On January 29, 1999, the Company entered into a Credit Agreement with Harris Trust and Savings Bank, which provides for up to $15,000,000 in committed unsecured revolving credit loans and/or letters of credit (not to exceed $5,000,000).  In May 2002, the Company reduced this facility to $7,500,000 and amended the definition of Consolidated EBITDA used for covenant compliance purposes to exclude non-cash charges, up to $3,600,000 relating to the write-off of its equity investment in the Washoe County, Nevada, project and/or certain other costs associated with the write-off of the Company’s Christmas Valley, Oregon production facility.  See Note 2 of the Notes to the Consolidated Financial Statements for the description of write-downs totaling $573,000 in fiscal 2003. On November 22, 2002, the Company and Harris Trust and Savings Bank entered into a second amendment whereby for the purposes of the fixed charge coverage ratio, as defined, up to $6,000,000 of capital expenditures incurred by the Company related to its acquisition of the Taft, California facility and the Jonny Cat brand are excluded from the computation.  In the second quarter of fiscal 2005 the Company amended the credit agreement for the fourth time and extended the Harris Trust and Savings agreement to January 2006.  During the third quarter of fiscal 2005, the company and Harris Trust and Savings Bank agreed upon the fifth amendment to the credit agreement which re-defined the fixed charge coverage ratio as well as adjusted the capital expenditure limit provision.  There were not any outstanding borrowings against this facility at July 31, 2005 and 2004.

NOTE 4 – Notes Payable (Continued)

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

          In July 2002, the 1993 and 1998 note agreements were further amended to modify the fixed charge covenant ratio for periods beginning May 1, 2002, as follows: (i) for the period May 1, 2002 through July 31, 2002 the ratio test was waived by the noteholders; (ii) for the periods ending August 1, 2002 through January 31, 2002 to 1.00 to 1.00; (iii) for the periods ending February 1, 2003 through October 31, 2003 to 1.25 to 1.00; (iv) and for the periods ending November 1, 2003 and thereafter to 1.50 to 1.00.  Also, for any fiscal quarter ending on or after July 31, 2002 an additional interest charge of 0.25% is imposed if the fixed charge coverage ratio is less than 1.25 to 1.00 for the quarter ended July 31, 2002 and 1.50 to 1.00 for periods thereafter.  Finally, the definition of Consolidated Net Income for covenant compliance purposes also has been amended to exclude non-cash charges incurred by the Company on or before July 31, 2003, relating to the write-off of the Company’s equity investments in the Washoe County, Nevada projects and other costs associated with the write-off of the Company’s Christmas Valley, Oregon production facility.  See Note 2 of the Notes to the Consolidated Financial Statements for a description of a write-down totaling $573,000 in fiscal 2003 and $3,213,000 in fiscal 2002.  The aggregate amount of these write-offs cannot be in excess of 4,700,000.

          The agreements with the Town of Blue Mountain, Mississippi, Teachers Insurance and Annuity Association of America and Harris Trust and Savings Bank impose working capital requirements, dividend and financing limitations, minimum tangible net worth requirements and other restrictions.  The Company’s Credit Agreement with Harris Trust and Savings Bank indirectly restricts dividends by requiring the Company to maintain tangible net worth, as defined, in the amount of $50,000,000 plus 40% of cumulative annual earnings from July 31, 1998.

          In prior years, the Town of Blue Mountain, Mississippi issued long-term bonds to finance the purchase of substantially all of the assets of certain plant expansion projects, and leased the projects to the Company and various of its subsidiaries (with the Company and various of its wholly owned subsidiaries as guarantors) at rentals sufficient to pay the debt service on the bonds.

          The following is a schedule by year of future maturities of notes payable as of July 31, 2005:

(in thousands)
2006	$3,080
2007	4,080
2008	4,080
2009	4,080
Later years	8,000

$23,320

NOTE 5 – Purchase of Assets Related to the Jonny Cat® Brand of Cat Litter

          On December 13, 2002, the Company completed the purchase, for $6,000,000 in cash, of assets related to the Jonny Cat® brand of cat litter (the “Purchase”) from a wholly owned subsidiary of Clorox (NYSE: CLX).  The Company has also spent approximately $652,000 on various post-closing costs related to the Purchase.  Included in the Purchase were inventories, trademarks, a manufacturing plant in Taft, California, and mineral reserves.

The aggregate purchase price has been allocated as follows:

Inventory	$1,507,000
Prepaid Expenses	175,000
Property, Plant & Equipment	4,594,000
Trademarks & Trade Name	376,000

Purchase total	$6,652,000

          The Company has assessed the pro forma disclosure criteria of SFAS No. 141, “Business Combinations” and has determined that the Purchase is not material under the asset, investment and income tests of the pronouncement.  Based on that assessment, the Company has concluded that the pro forma results are not materially different from the results reported in the current filing.

NOTE 6 – Income Taxes

          The provision for income tax expense consists of the following:

	2005	2004	2003

	(in thousands)
Current
Federal	$1,178	$1,220	$1,061
Foreign	254	297	45
State	396	177	271

	1,828	1,694	1,377

Deferred
Federal	507	57	(256)
Foreign	(37)	51	110
State	94	96	28

	564	204	(118)

Total Income Tax Provision	$2,392	$1,898	$1,259

          Principal reasons for variations between the statutory federal rate and the effective rates for the years ended July 31 were as follows:

	2005	2004	2003

U.S. federal income tax rate	34.0%	34.0%	34.0%
Depletion deductions allowed for mining	(11.7)	(16.2)	(7.4)
State income tax expense (benefit), net of federal tax (benefit)/expense	3.6	2.6	4.3
AMT	—	4.0	—
Difference in effective tax rate of foreign subsidiaries	0.6	0.3	—
Empowerment Zone Credits	(0.9)	(1.1)	(2.8)
Unremitted foreign earnings	—	3.0	—
Other	1.2	0.8	0.9

	26.8%	27.4%	29.0%

NOTE 6 – Income Taxes (Continued)

          The Consolidated Balance Sheets as of July 31 included the following tax effects of cumulative temporary differences:

	2005		2004

	Assets	Liabilities	Assets	Liabilities

	(in thousands)
Depreciation	$—	$851	$—	$1,071
Deferred compensation	1,623	—	1,533	—
Postretirement benefits	214	—	199	—
Allowance for doubtful accounts	363	—	353	—
Other assets	454	—	437	—
Accrued expenses	1,172	—	1,734	—
Tax credits	2,470	—	2,066	—
Amortization	206	—	224	—
Inventory	112	—	243	—
Depletion	—	763	—	240
Unremitted earnings of foreign subsidiaries	—	210	—	210
Other assets – Foreign	—	72	—	109

	6,614	1,896	6,789	1,630
Valuation allowance	(1,784)	—	(1,273)	—

Total deferred taxes	$4,830	$1,896	$5,516	$1,630

          As of July 31, 2005, for federal income tax purposes there were alternative minimum tax credit carryforwards of approximately $2,300,000.  A valuation allowance has been established for $1,784,000 of the deferred tax benefit related to the AMT tax credits since it is more likely than not that the benefit will not be realized.

          The Company’s effective tax rate was 26.8% of pre-tax income in fiscal 2005 versus 27.4% in fiscal 2004.

NOTE 7 – Stockholders’ Equity

          The authorized capital stock of the Company at July 31, 2005 and 2004 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share.  There are no Class A shares currently outstanding.

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

NOTE 7 – Stockholders’ Equity (Continued)

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

          The Board of Directors of the Company has authorized the repurchase of 2,416,771 shares of the Company stock.  As of July 31, 2005, 1,855,826 shares of Common Stock and 342,241 shares of Class B stock have been repurchased under the Board approved repurchase authorizations and 146,545 shares of Common Stock by other transactions authorized by management prior to the adoption of this plan.

          The number of holders of record of Common Stock and Class B stock on July 31, 2005 were 766 and 33, respectively, as reported by the Company’s transfer agent. The Company’s Common Stock is traded on the New York Stock Exchange.  There is no established trading market for the Class B Stock.

NOTE 8 – Stock Option Plans

          The Company instituted the Oil-Dri Corporation of America 1995 Long Term Incentive Plan during the fiscal year ended July 31, 1996.  Generally, other than grants to Richard M. Jaffee family members, shares of stock awarded under the 1995 Plan will be Class A Common Stock, except that, if there is no Class A Common Stock issued and publicly traded on a securities exchange when such awards are exercised, the shares awarded would be Common Stock.  Grants to the Richard M. Jaffee family members are Class B shares.  The Plan provides for various other types of awards.  Awards of restricted stock in the amount of 5,000 and 7,000 shares were made during the fiscal years ended July 31, 2005 and July 31, 2003.  No restricted stock awards were made during the fiscal year ended July 31, 2004.   All stock option grants awarded to date under this plan have a term of 10 years.  Grants vest and become exercisable gradually between two and seven years.

          The Oil-Dri Corporation of America 1988 Stock Option Plan terminated on December 12, 1995, for purposes of future grants.  As of July 31, 2005, there were not any outstanding options and the plan was fully closed.

          The Company instituted the Oil-Dri Corporation of America Outside Director’s Stock Plan on June 9, 1998.   The Plan is administered by the Compensation Committee of the Company’s Board of Directors.  All shares of stock issued under this plan will be shares of Common Stock issued from Treasury Stock.  The Plan provides for stock option grants, restricted stock, stock awards and stock units.   All awards to date under this plan are stock options that have a term of 10 years and a vesting period of one year.

NOTE 8 – Stock Option Plans (Continued)

EQUITY COMPENSATION PLAN INFORMATION AS OF JULY 31, 2005

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands) (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)

Equity compensation plans approved by security holders	860	$10.47	83
Equity compensation plans not approved by security holders	150	$11.29	—

          A summary of option transactions under the plans follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price

Options outstanding at August 1, 2002	1,401	$10.49
Granted	165	$10.01
Exercised	1	$8.19
Canceled	92	$10.92

Options outstanding at August 1, 2003	1,473	$10.41
Granted	196	$12.16
Exercised	139	$9.65
Canceled	55	$12.62

Options outstanding at August 1, 2004	1,475	$10.63
Granted	70	$16.17
Exercised	439	$10.47
Canceled	96	$15.79

Options outstanding at August 1, 2005	1,010	$10.59

          Options exercisable were 521,625, 927,504 and 760,512 as of July 31, 2005, 2004 and 2003, respectively.  The weighted average exercise price of the options exercisable as of July 31, 2005, 2004 and 2003 was $10.52, $11.13 and $11.74 respectively.

          The Company had reserved 83,125, 102,875 and 255,750 shares, respectively, as of July 31, 2005, 2004 and 2003 under the Oil-Dri Corporation of America 1995 Long Term Incentive Plan.

          As of July 31, 2005, there were no reserved shares under the Oil-Dri Corporation of America Outside Directors’ Stock Plan.  The Company had reserved 25,000 and 15,000 shares of Common Stock, respectively, as of July 31, 2004 and 2003, under the Oil-Dri Corporation of America Outside Director’s Stock Plan.

NOTE 8 – Stock Option Plans (Continued)

OPTIONS OUTSTANDING AND EXERCISABLE
BY PRICE RANGE AS OF 7/31/2005

Options Outstanding				Options Exercisable

Range of Exercise Prices	Outstanding as of 7/31/2005 (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price

$6.01 - $8.00	294	6.21	$6.80	140	$6.98
$8.01 - $10.00	69	4.98	$9.29	44	$9.14
$10.01 - $12.00	481	5.81	$11.47	247	$11.27
$14.01 - $16.00	116	4.70	$14.71	91	$14.63
$16.01 - $18.00	40	9.18	$16.45	—	$—
$18.01 - $20.00	10	9.51	$18.45	—	$—

$6.01 - $20.00	1,010	5.91	$10.59	522	$10.52

          The weighted average fair value of the options granted was $4.99, $3.30 and $2.59 for the fiscal years ended July 31, 2005, 2004 and 2003, respectively.  See Note 1 in the Notes to the Consolidated Financial Statements regarding Stock Based Compensation.

          The fair value of issued stock options is estimated on the grant date using the Black-Scholes Option Pricing Method with the following assumptions:

	2005	2004	2003

Dividend Yields	2.5%	3.0%	3.7%
Volatility	35.1%	36.0%	36.2%
Risk-free Interest Rate	4.1%	3.1%	3.5%
Expected Life (Years)	5.4	5.4	5.4

NOTE 9 – Employee Benefit Plans

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

          The discount rate utilized for determining future pension obligations of the U.S. qualified plans is based on the Moody’s Aa corporate rate on July 31.  The resulting discount rate decreased from 6.25% at July 31, 2004 to 5.25% at July 31, 2005.

NOTE 9 – Employee Benefit Plans (Continued)

A one-percentage point change in the discount rate and the expected return on assets on key costs and accruals is shown below:

	One-Percentage Point Increase	One-Percentage Point Decrease

	(in thousands)
Effect on total service cost and interest cost components of expense for a 1% change in the discount rate	$(178)	$217
Effect on projected benefit obligation for a 1% change in the discount rate	$(3,034)	$3,893
Effect on the return on investments component of expense by a 1% change in the return on investment	$(118)	$118

          Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services and investment managers), and long-term inflation assumptions.  The long-term rate of return assumption used for determining net periodic pension expense for the fiscal year ended July 31, 2005 was 8%. This assumption is maintained at 8% for determining fiscal 2006 net periodic pension expense.  The Company’s historical actual return averaged 11.0% for the ten-year period ending July 31, 2005.  The actual rate of return in fiscal 2005 was 17.7%.  Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.  The investment objective for the pension plan is to secure the benefit obligations to participants at a reasonable cost to the Company.  The goal is to optimize the long-term return on plan assets at a moderate level of risk.

          The allocation of plan assets is reviewed quarterly by the Company.  The allocation of plan assets at July 31, 2005 was 45% fixed income, 54% equity and 1% cash and accrued income.  The allocation of plan assets at July 31, 2004 was 53% fixed income, 45% equity and 2% cash and accrued income.  The company is currently targeting a 50% fixed income and 50% equity funds allocation for fiscal 2006.  There is no Oil-Dri common stock in the pension trust fund.

          The net periodic pension cost for the years ended July 31 consists of the following:

	2005	2004	2003

		(in thousands)
Service cost	$786	$775	$600
Interest cost on projected benefit obligations	950	906	823
Expected return on plan assets	(942)	(814)	(740)
Amortization of:
Net transition asset	(27)	(27)	(27)
Prior service costs	50	50	50
Other actuarial loss	18	60	—

Net pension cost	$835	$950	$706

          The measurement dates used to calculate the net periodic pension cost were August 1, 2004, 2003 and 2002 respectively.

NOTE 9 – Employee Benefit Plans (Continued)

          The funded status of the plans at July 31 is as follows:

	2005	2004

	(in thousands)
Fair Value of Plan Assets Less Than Projected Benefit Obligations	$(5,745)	$(3,705)
Unrecognized Net Loss	3,703	1,916
Unrecognized Prior Service Cost	331	381
Unrecognized Net Asset at Transition	(78)	(105)
Additional Minimum Liability	(216)	—

Accrued Pension Included in Noncurrent Liabilities--Other	$(2,005)	$(1,513)

          Reconciliation of the assets and liabilities of the plans at July 31 is as follows:

	2005	2004

	(in thousands)
Change in Plan Assets:
Plan assets at fair value, beginning of year	$11,843	$10,224
Actual return on plan assets	2,060	1,447
Contributions	560	655
Benefits paid	(511)	(483)

Plan assets at fair value, end of year	$13,952	$11,843

Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of year	$15,548	$14,131
Service cost	786	775
Interest cost	950	906
Actuarial loss	2,924	219
Benefits paid	(511)	(483)

Projected benefit obligation, end of year	$19,697	$15,548

          Assumptions used in the previous calculations are as follows:

	2005	2004

Discount rate for net pension cost	6.25%	6.50%
Discount rate for year-end obligations	5.25%	6.25%
Rate of increase in compensation levels	4.00%	4.00%
Long-term expected rate of return on assets	8.00%	8.00%

          The Company has funded the plans based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974 (ERISA), as amended.

          The Company contributed $560,000 and $655,000 to the pension during the fiscal years ended July 31, 2005 and July 31, 2004, respectively.  The Company is not required to make a contribution to the plan in fiscal 2006.  However, the Company expects to make a contribution to the plan sufficient to fund the annual cost.  An estimate of that contribution is $500,000.

          The accumulated benefit obligation for the pension plan was $15,957,000 as of July 31, 2005 and $12,739,000 as of July 31, 2004.  The measurement dates for determining the accumulated benefit obligation at July 31 are July 31, 2005 and 2004, respectively.  The measurement dates for determining the net periodic pension cost for fiscal years ended July 31, 2005 and 2004 are August 1, 2004 and 2003, respectively.

NOTE 9 – Employee Benefit Plans (Continued)

Our estimated future benefit payments are as follows:

Year ended July 31,	2006	2007	2008	2009	2010	2011-15

	(in thousands)
Estimated benefit payments	$543	$598	$638	$662	$668	$4,657

          For the years ended July 31, 2005, 2004 and 2003, the Company maintained a 401(k) savings plan under which the Company matches a portion of employee contributions.  The plan is available to essentially all domestic employees following thirty or sixty days of employment.  The Company’s contributions to this plan, and to similar plans maintained by the Company’s foreign subsidiaries, were $554,000, $533,000 and $509,000 for fiscal years 2005, 2004 and 2003, respectively.

NOTE 10 – Deferred Compensation

          Effective April 1, 2003, the Company adopted the Oil-Dri Corporation of America Supplemental Executive Retirement Plan (“SERP”).  The purpose of the Plan is to provide certain retired participants in the Oil-Dri Corporation of America Pension Plan (“Retirement Plan”) with the amount of benefits that would have been provided under the Retirement Plan but for:  (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”), and/or (2) the limitation on compensation for purposes of calculating benefits under the Retirement Plan imposed by Section 401(a)(17) of the Code.  The Company recorded $25,000 in expense associated with this plan in the fiscal year ended July 31, 2005.  The plan is unfunded and the Company will fund benefits when payments are made.  The total liability recorded for the SERP is $71,000.

          In December 1995, the Company adopted the Oil-Dri Corporation of America Deferred Compensation Plan.  This plan has permitted Directors and certain management employees to defer portions of their compensation and earn interest on the deferred amounts.  During the period January 1, 1999 through September 30, 2000, participants’ returns were tied to the performance of various investment elections.  After September 30, 2000 the participants’ returns have been set at the Company’s long-term cost of borrowing plus 1%.  Compensation deferred since the inception of the plan has been accrued as well as earnings thereon.  Participants have deferred $292,000, $360,000 and $205,000 in fiscal years 2005, 2004 and 2003 respectively.  Payments to participants were $247,000.

NOTE 11 – Commitments and Contingencies

          The Company is involved in various litigation of a nature that is normal to its business.  While it is impossible at this time to determine with certainty the ultimate outcome of these or other lawsuits, management believes that none of the pending litigation will have a material adverse effect on the financial condition of the Company or on results of operations.

NOTE 12 – Leases

          The Company’s mining operations are conducted on leased or owned property.  These leases generally provide the Company with the right to mine as long as the Company continues to pay a minimum monthly rental, which is applied against the per ton royalty when the property is mined.

          The Company leases certain offices and production facilities.  Please see Item 2. Properties, for further details.

          In addition, the Company leases vehicles, railcars, mining property and equipment, warehouse space, data processing equipment, and office equipment.  In most cases, the Company expects that, in the normal course of business, leases will be renewed or replaced by other leases.

          The following is a schedule by year of future minimum rental requirements under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of July 31, 2005:

NOTE 12 – Leases (Continued)

(in thousands)
2006	$2,325
2007	1,942
2008	1,244
2009	1,018
2010	950
Later years	5,484

$12,963

          The following schedule shows the composition of total rental expense for all operating leases, including those with terms of one month or less which were not renewed, as of the years ended July 31:

	2005	2004	2003

	(in thousands)
Vehicles and Railcars	$988	$878	$884
Office facilities	618	516	499
Warehouse facilities	132	253	231
Mining properties
Minimum	94	91	91
Contingent	703	678	556
Other	844	902	883

	$3,379	$3,318	$3,144

          Contingent mining royalty payments are determined based on the tons of raw clay mined.

NOTE 13 – Other Cash Flow Information

          Cash payments for interest and income taxes were as follows:

	2005	2004	2003

	(in thousands)
Interest	$1,723	$1,859	$2,147
Income taxes	$1,669	$1,034	$672

NOTE 14 – Post-Retirement Health Benefits

          Domestic salaried employees who retire prior to reaching age 65 and have at least 17 years of continuous service and whose age is at least 55 and whose age plus years of service equals at least 80 may elect to continue their health care coverage under the Oil-Dri Corporation of America Employee Benefits Plan until they reach the age of 65.  The Company accrues the costs of such benefits during the employees’ active years of service.

Net periodic post-retirement cost for the years ended July 31, was as follows:

	2005	2004	2003

	(in thousands)
Components of net periodic post-retirement cost
Service cost	$54	$56	$40
Interest cost	47	45	43
Amortization of net transition obligation	16	16	16
Amortization of losses	1	5	—

Net periodic post-retirement benefit cost	$118	$122	$99

The accumulated post-retirement benefit obligation assumptions were as follows:

	2005	2004

Discount rate for net periodic post-retirement costs	6.25%	6.50%
Discount rate for year-end obligations	5.25%	6.25%
Medical trend	6%	6%

A flat medical trend assumption of 6% per year has been used in the valuation.  Although using a graded trend assumption would also be a reasonable approach, a graded trend assumption implies greater precision in the ability to predict future medical costs than is the case.  A graded trend assumption also generally needs to be reset every few years.  The flat trend of 6% is approximately equivalent to a graded trend schedule of 10% decreasing to 4.5% over six years.

A one-percentage point change in assumed health care cost trend would have had the following effects in the fiscal year ended July 31, 2005:

	One-Percentage Point Increase	One-Percentage Point Decrease

	(in thousands)
Effect on total service and interest costs for fiscal year ended July 31, 2005	$18	$(15)
Effect on accumulated post-retirement benefit obligation as of July 31, 2005	$156	$(133)

Our estimated future benefit payments are as follows:

Year ended July 31,	2006	2007	2008	2009	2010	2011-15

	(in thousands)
Estimated benefit payments	$18	$16	$20	$26	$41	$343

NOTE 14 – Post-Retirement Health Benefits (Continued)

The Company’s policy is to pay insurance premiums and claims under the above-mentioned plan from Company assets.

The accrued post-retirement benefit liability and the change in benefit obligation as of July 31, 2005, and July 31, 2004, were as follows:

	July 31,

	2005	2004

	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$777	$798
Service cost	54	56
Interest cost	47	45
Actuarial (gain) loss	265	(68)
Benefits paid	(77)	(54)

Benefit obligation at end of year	$1,066	$777

Change in plan assets:
Employer contribution	$77	$54
Benefits paid	(77)	(54)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Funded status	$(1,066)	$(777)
Unrecognized net transition obligation	141	158
Unrecognized actuarial loss	358	93

Net amount recognized at end of year	$(567)	$(526)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 will have minimal effect on the accumulated post-retirement benefit liability or on the periodic post-retirement benefit cost.

NOTE 15 – Derivative Instruments

          In 1998, the Company entered into two interest rate swap agreements.  The notional amount of these agreements is $22,000,000 at July 31, 2005 and $22,000,000 at July 31, 2004, respectively.  The swap agreements terminate on May 1, 2013.  Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  These derivatives do not qualify for hedge accounting and accordingly, the Company has recorded these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the consolidated statements of operations.  The Company recognized additional interest expense of $18,000, $14,000 and $15,000 in fiscal years 2005, 2004 and 2003 respectively, as a result of these contracts.

NOTE 16 – Subsequent Event

Sale of Water Rights

          On September 16, 2005, in the first quarter of fiscal 2006, the Company recorded a $415,000 pre-tax gain from the sale of certain water rights in Nevada.  These water rights were geographically located in an area that the Company was not actively planning to develop.  The water rights, had they been utilized, would have been associated with any or all of the operating segments.

NOTE 17 – Selected Quarterly Financial Data (Unaudited)

          A summary of selected information for 2005 and 2004 is as follows:

	Fiscal 2005 Quarter Ended

	October 31	January 31	April 30	July 31	Total

	(in thousands except per share amounts)
Net Sales	$44,121	$49,481	$48,249	$46,017	$187,868
Gross Profit	$9,668	$11,579	$9,759	$9,349	$40,355
Net Income	$1,280	$2,146	$1,972	$1,142	$6,540
Net Income Per Share
Basic Common	$0.25	$0.42	$0.38	$0.22	$1.28
Basic Class B Common	$0.19	$0.31	$0.29	$0.17	$0.96
Diluted	$0.22	$0.36	$0.33	$0.19	$1.10
Dividends Per Share
Common	$0.10	$0.11	$0.11	$0.11	$0.43
Class B	$0.08	$0.08	$0.08	$0.08	$0.32
Company Common Stock Price Range:
High	$16.50	$18.59	$19.11	$18.19
Low	$12.61	$15.20	$17.40	$16.40

	Fiscal 2004 Quarter Ended

	October 31	January 31	April 30	July 31	Total

	(in thousands except per share amounts)
Net Sales	$46,292	$47,800	$46,616	$44,803	$185,511
Gross Profit	$10,878	$11,293	$11,068	$10,009	$43,248
Net Income (Loss)	$1,718	$1,728	$1,824	$(237)	$5,033
Net Income (Loss) Per Share
Basic Common	$0.34	$0.34	$0.36	$(0.04)	$0.98
Basic Class B Common	$0.25	$0.26	$0.27	$(0.04)	$0.74
Diluted	$0.30	$0.29	$0.30	$(0.04)	$0.84
Dividends Per Share
Common	$0.10	$0.10	$0.10	$0.10	$0.40
Class B	$0.08	$0.08	$0.08	$0.08	$0.30
Company Common Stock Price Range:
High	$14.94	$17.40	$17.30	$17.00
Low	$11.35	$14.26	$16.15	$15.20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Oil-Dri Corporation of America:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Oil-Dri Corporation of America at July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
September 22, 2005

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

PART III

Item 9A.  Controls and Procedures

(a)

Based on their evaluation within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing, and disclosing the information the Company is required to disclose in reports filed under the Act.

(b)	There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the date of last evaluation of those internal controls.

Item 10.  Directors and Executive Officers of Oil-Dri

          The information required by this Item is (except for information set forth below concerning the Board of Directors and information in Part I hereof, concerning executive officers) contained in Oil-Dri’s Proxy Statement for its 2005 annual meeting of stockholders (“Proxy Statement”) under the caption “1.  Election of Directors” and “Corporate Governance Matters” and is incorporated herein by this reference.

Board of Directors

Richard M. Jaffee	Joseph C. Miller
Chairman of the Board of Directors	Vice Chairman of the Board of Directors

Daniel S. Jaffee	Allan H. Selig[2]
President and Chief Executive Officer	Commissioner of Major League Baseball President and Chairman, Selig Lease Company

J. Steven Cole[1]
President, Cole & Associates

Arnold W. Donald
Chairman, Merisant Company

Ronald B. Gordon
Principal, R.B. Gordon Group, Inc.

[1]Audit Committee Chair
[2]Compensation Committee Chair

          The Company has adopted a Code of Ethics and Business Conduct (the “Code”) which applies to all of its directors, officers (including the Company’s Chief Executive Officer and senior financial officers) and employees.  The Code imposes special responsibilities on the Chief Executive Officer and the senior financial officers of the Company.  The Code, the Company’s Corporate Governance Guidelines and the charter of its Audit Committee may be viewed on the Company’s website, www.oildri.com and are available in print to any person upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213, telephone (312) 706-3232.  Any amendment to, or waiver of, a provision of the Code which applies to the Company’s Chief Executive Officer or senior financial officers and relates to the elements of a “code of ethics” as defined by the Securities and Exchange Commission will also be posted on the Company’s website.  As allowed by the controlled company exemption to certain New York Stock Exchange rules, the Company does not have a nominating/corporate governance committee and its compensation committee does not have a charter.

Item 11.  Executive Compensation

          The information required by this Item is contained in Oil-Dri’s Proxy Statement under the captions “Executive Compensation,” “Report of the Compensation and the Stock Option Committees of Oil-Dri Corporation of America on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Performance Graph” and is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The information required by this Item is contained in Oil-Dri’s Proxy Statement under the captions “General--Principal Stockholders” and “Security Ownership of Management” and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

          The information required by this Item is contained in Oil-Dri’s Proxy Statement under the caption “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by this reference.

Item 14.  Principal Accountants Fees and Services

          The information required by this Item is contained in Oil-Dri’s Proxy Statement under the caption “Audit Fees” and is incorporated herein by this reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The following consolidated financial statements are contained herein.

Consolidated Balance Sheets as of July 31, 2005 and July 31, 2004.

Consolidated Statements of Operations for the fiscal years ended July 31, 2005, July 31, 2004 and July 31, 2003.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended July 31, 2005, July 31, 2004 and July 31, 2003.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2005, July 31, 2004 and July 31, 2003.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedules are contained herein:

Schedule to Financial Statements, as follows:

Schedule II--Valuation and Qualifying Accounts, years ended July 31, 2005, July 31, 2004 and July 31, 2003.

(a)(3)	The following documents are exhibits to this Report:

(3)(a)[1]	Articles of Incorporation of Oil-Dri, as amended.

(3)(b)[2]	Bylaws of Oil-Dri, as amended June 16, 1995.

(10)(c)(4)[6]

Memorandum of Agreement #1450 “Fresh Step” ™, dated as of March 12, 2001 between A&M Products Manufacturing Company and Registrant.  (Confidential treatment of certain portions of this Exhibit has been granted.)

(10)(d)[8]	Description of 1987 Executive Deferred Compensation Program.*

(10)(e)(1)[9]	Salary Continuation Agreement dated August 1, l989 between Richard M. Jaffee and Oil-Dri (“1989 Agreement”).*

(10)(e)(2)[10]	Extension and Amendment, dated October 9, 1998, to the 1989 Agreement.*

(10)(e)(3)[11]	Second Amendment, Effective October 31, 2000, to the 1989 Agreement.*

(10)(f)[12]	1988 Stock Option Plan.*

(10)(h)[14]	Note Agreement, dated as of April 15, 1993, between Oil-Dri and Teacher’s Insurance and Annuity Association of America regarding $6,500,000 7.17% Senior Notes due August 15, 2004.

(10)(h)(1)[13]	First Amendment, dated as of January 15, 2001, to the Note Agreement dated as of April 15, 1993.

(10)(h)(2)[25]	Second Amendment dated July 15, 2002 to Note Agreement dated as of April 15, 1993.

(10)(j)[22]	The Oil-Dri Corporation of America Deferred Compensation Plan adopted November 15, 1995, as amended and restated effective October 1, 2000.*

(10)(j)(1)[29]	Restatement dated April 1, 2003 of the Oil-Dri Corporation of America November 15, 1995 Deferred Compensation Plan.*

(10)(k)[23]	The Oil-Dri Corporation of America 1995 Long Term Incentive Plan as amended and restated effective June 9, 2000.*

(10)(l)[30]	Supplemental Executive Retirement Plan dated April 1, 2003.

(10)(m)[17]	$25,000,000 Note Purchase Agreement dated as of April 15, 1998 between Oil-Dri and Teachers Insurance and Annuity Association of America and Cigna Investments, Inc.

(10)(m)(5)[16]	First Amendment, dated as of January 15, 2001 to the Note Agreement dated as of April 15, 1998.

(10)(m)(6)[26]	Second Amendment dated as of July 15, 2002 to Note Agreement dated as of April 15, 1998.

(10)(n)[24]	The Oil-Dri Corporation of America Outside Director Stock Plan as amended and restated effective October 16, 1999.*

(10)(o)[18]	$15,000,000 unsecured, committed line of credit agreement dated January 29, 1999 between the Company and Harris Trust and Savings Bank.

(10)(o)(1)[27]	First Amendment, dated May 30, 2002 to Credit Agreement dated as of January 29, 1999.

(10)(o)(2)[28]	Second Amendment, dated November 22, 2002, to Credit Agreement dated as of January 29, 1999.

(10)(o)(3) [31]	Third Amendment, dated November 24, 2003, to Credit Amendment dated as of January 29, 1999.

(10)(o)(4) [32]	Fourth Amendment, dated November 24, 2004, to Credit Amendment dated as of January 29, 1999.

(10)(o)(5) [33]	Fifth Amendment, dated March 29, 2005, to Credit Amendment dated as of January 29, 1999.

(10)(r)[21]	Agreement (“Church & Dwight Agreement”) dated May 19, 1999 between Church & Dwight Co., Inc. and Oil-Dri. (Confidential treatment of certain portions of this Exhibit has been granted.)

(10)(s)[34]	The Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective August 1, 1996).*

(11)	Statement re: Computation of Income per Share.

(21)	Subsidiaries of Oil-Dri.

(23)	Consent of PricewaterhouseCoopers LLP.

(31)	Certifications pursuant to Rule 13a – 14(a).

(99)	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

[1]	Incorporated by reference to Exhibit (4.1) to Oil-Dri’s Registration Statement on Form S-8 (Registration No. 333-57625), made effective on June 24, 1998.

[2]	Incorporated by reference to Exhibit (3)(b) to Oil-Dri’s Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

[6]	Incorporated by reference to Exhibit 10(s) to Registrant’s Current Report on Form 8-K dated May 1, 2001.

[8]	Incorporated by reference to Exhibit (10)(f) to Oil-Dri’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

[9]	Incorporated by reference to Exhibit (10)(g) to Oil-Dri’s Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

[10]	Incorporated by reference to Exhibit (10)(n) to Oil-Dri’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

[11]	Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated November 13, 2000.

[12]	Incorporated by reference to Exhibit (4)(a) to Oil-Dri’s Registration Statement on Form S-8 (Registration No. 33-29650), made effective on June 30, 1989.

[13]	Incorporated by reference to Exhibit (10)(m)(4) to Oil-Dri’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.

[14]	Incorporated by reference to Exhibit (10)(i) to Oil-Dri’s Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

[16]	Incorporated by reference to Exhibit (10)(m)(5) to Oil-Dri’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.

[17]	Incorporated by reference to Exhibit (10)(m) to Oil-Dri’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

[18]	Incorporated by reference to Exhibit (10)(o) to Oil-Dri’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1999.

[21]	Incorporated by reference to Exhibit (10)(r) to Oil-Dri’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

[22]	Incorporated by reference to Exhibit (10)(j) to Oil-Dri’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

[23]	Incorporated by reference to Exhibit (10)(k) to Oil-Dri’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

[24]	Incorporated by reference to Exhibit (10)(n) to Oil-Dri’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

[25]	Incorporated by reference to Exhibit (10)(h)(2) to Oil-Dri’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

[26]	Incorporated by reference to Exhibit (10)(m)(6) to Oil-Dri’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

[27]	Incorporated by reference to Exhibit (10)(o)(1) to Oil-Dri’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

[28]	Incorporated by reference to Exhibit (10)(o)(2) to Oil-Dri’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

[29]	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

[30]	Incorporated by reference to Exhibit (10)(1) to Oil-Dri’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

[31]	Incorporated by reference to Exhibit (10)(o)(3) to Oil-Dri’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

[32]	Incorporated by reference to Exhibit (10)(o)(4) to Oil-Dri’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.

[33]	Incorporated by reference to Exhibit (10)(o)(5) to Oil-Dri’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

[34]	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 21, 2005.

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

Daniel S. Jaffee
President and Chief Executive Officer, Director

Dated: October 20, 2005

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Richard M. Jaffee
October 20, 2005
Richard M. Jaffee
Chairman of the Board of Directors

/s/ Andrew N. Peterson	October 20, 2005

Andrew N. Peterson
Vice President and Chief Financial Officer
Principal Financial Officer

/s/ Daniel T. Smith	October 20, 2005

Daniel T. Smith
Vice President and Controller
Principal Accounting Officer

/s/ J. Steven Cole	October 20, 2005

J. Steven Cole
Director

/s/ Arnold W. Donald	October 20, 2005

Arnold W. Donald
Director

/s/ Ronald B. Gordon	October 20, 2005

Ronald B. Gordon
Director

/s/ Joseph C. Miller	October 20, 2005

Joseph C. Miller
Vice Chairman of the Board of Directors

/s/ Allan H. Selig	October 20, 2005

Allan H. Selig
Director

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Board of Directors
of Oil-Dri Corporation of America:

Our audits of the consolidated financial statements referred to in our report, dated September 22, 2005, appearing in the 2005 Annual Report on Form 10-K of Oil-Dri Corporation of America (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K.  In our opinion, these financial statement schedules presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
September 22, 2005

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31

	2005	2004	2003

	(in thousands)
Allowance for doubtful accounts:
Beginning balance	$608	$441	$392
Additions charged to expense	30	201	387
Deductions*	29	34	338

Balance at end of year	$609	$608	$441

* Net of recoveries.

Valuation reserve for income taxes:
Beginning balance	$1,273	$357	$357
Additions charged to expense	511	916	—

Balance at end of year	$1,784	$1,273	$357

EXHIBITS

Exhibit Number

Exhibit 11:	Statement Re: Computation of per share earnings

Exhibit 21:	Subsidiaries of Oil-Dri

Exhibit 23:	Consent of PricewaterhouseCoopers LLP

Exhibit 31:	Certifications by Daniel S. Jaffee, President and Chief Executive Officer, and Andrew N. Peterson, Chief Financial Officer, required by Rule 13a-14(a)

Exhibit 99:	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

Note:

Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213.