Form 10-Q
period 2005-10-31
OIL DRI CORPORATION OF AMERICA
filed 2005-12-09
CIK 74046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 31, 2005

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to ______________

Commission File Number 0-8675

OIL-DRI CORPORATION OF AMERICA

(Exact name of the registrant as specified in its charter)

Delaware	36-2048898

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400
Chicago, Illinois	60611-4213

(Address of principal executive offices)	(Zip Code)

The Registrant’s telephone number, including area code: (312) 321-1515

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the Registrant is an accelerated filer:

Yes	☐	No	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The aggregate market value of the Registrant’s Common Stock owned by non-affiliates as of January 31, 2005 for accelerated filer purposes was $73,515,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Common Stock – 5,985,860 Shares (Including 1,987,450 Treasury Shares)
Class B Stock – 1,800,083 Shares (Including 342,241 Treasury Shares)

FORWARD-LOOKING STATEMENTS

          Certain statements in this report, including, but not limited to, those under the heading “Expectations” and those statements elsewhere in this report that use forward-looking terminology such as “expect,” “would,” “could,” “should,” “estimates,” “anticipates” and “believes” are “forward-looking statements” within the meaning of that term in the Securities Exchange Act of 1934, as amended results for such periods might materially differ.  Such forward-looking statements are subject to uncertainties which include, but are not limited to, intense competition from much larger organizations in the consumer market; the level of success in implementation of price increases and surcharges; increasing acceptance of genetically modified and treated seed and other changes in overall agricultural demand; increasing regulation of the food chain; changes in the market conditions, the overall economy, volatility in the price and availability of natural gas, fuel oil and other energy sources, and other factors detailed from time to time in the company’s annual report and other reports filed with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Balance Sheets
(in thousands of dollars)

	October 31, 2005	July 31, 2005

	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,853	$5,945
Investment in treasury securities	11,485	13,098
Investment in debt securities	1,028	392
Accounts receivable, less allowance of $614 and $609 at October 31, 2005 and July 31, 2005, respectively	24,086	23,611
Inventories	14,227	12,686
Prepaid overburden removal expense	1,526	1,370
Deferred income taxes	1,647	1,647
Prepaid expenses and other assets	5,470	4,347

Total Current Assets	65,322	63,096

Property, Plant and Equipment
Cost	152,014	149,471
Less accumulated depreciation and amortization	(103,312)	(101,573)

Total Property, Plant and Equipment, Net	48,702	47,898

Other Assets
Goodwill	5,162	5,162
Intangibles, net of accumulated amortization of $3,058 and $3,019 at October 31, 2005 and July 31, 2005, respectively	1,911	1,965
Deferred income taxes	1,299	1,287
Other	4,192	4,163

Total Other Assets	12,564	12,577

Total Assets	$126,588	$123,571

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Balance Sheets
(in thousands of dollars)

	October 31, 2005	July 31, 2005

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of notes payable	$3,080	$3,080
Accounts payable	6,476	5,228
Dividends payable	608	559
Accrued expenses
Salaries, wages and commissions	2,527	3,741
Trade promotions and advertising	3,652	3,362
Freight	1,395	1,386
Other	7,020	5,178

Total Current Liabilities	24,758	22,534

Noncurrent Liabilities
Notes payable	20,160	20,240
Deferred compensation	3,687	3,650
Other	3,843	3,293

Total Noncurrent Liabilities	27,690	27,183

Total Liabilities	52,448	49,717

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 5,985,860 shares at October 31, 2005 and 5,965,560 shares at July 31, 2005	599	597
Class B Stock, par value $.10 per share, issued 1,800,083 shares at October 31, 2005 and 1,800,083 shares at July 31, 2005	180	180
Unrealized gain on marketable securities	40	38
Additional paid-in capital	14,164	13,871
Retained earnings	95,311	94,891
Restricted unearned stock compensation	(81)	(75)
Cumulative translation adjustment	(93)	(282)

	110,120	109,220
Less Treasury Stock, at cost (1,987,450 Common and 342,241 Class B shares at October 31, 2005 and 1,953,350 Common and 342,241 Class B shares at July 31, 2005)	(35,980)	(35,366)

Total Stockholders’ Equity	74,140	73,854

Total Liabilities & Stockholders’ Equity	$126,588	$123,571

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For The Three Months Ended October 31

	2005	2004

Net Sales	$47,789	$44,121
Cost of Sales	39,362	34,453

Gross Profit	8,427	9,668
Gain on Sale of Long-Lived Asset	415	—
Selling, General and Administrative Expenses	(7,259)	(7,643)

Income from Operations	1,583	2,025
Other Income (Expense)
Interest expense	(430)	(442)
Interest income	189	85
Other, net	61	50

Total Other (Expense), Net	(180)	(307)

Income Before Income Taxes	1,403	1,718
Income taxes	375	438

Net Income	1,028	1,280
Retained Earnings
Balance at beginning of year	94,891	90,985
Less cash dividends declared and treasury stock reissuances	608	565

Retained Earnings – October 31	$95,311	$91,700

Net Income Per Share
Basic Common	$0.20	$0.25

Basic Class B	$0.15	$0.19

Diluted	$0.18	$0.22

Average Shares Outstanding
Basic Common	4,001	4,053

Basic Class B	1,458	1,450

Diluted	5,811	5,949

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Three Months Ended October 31

	2005	2004

Net Income	$1,028	$1,280
Other Comprehensive Income:
Unrealized gain on marketable securities	2	—
Cumulative translation adjustments	189	31

Total Comprehensive Income	$1,219	$1,311

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	For The Three Months Ended October 31

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,028	$1,280

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,797	1,926
Amortization of investment discount	(112)	(20)
Non-cash stock compensation expense	40	—
Excess tax benefits for share-based payments	(40)	—
Deferred income taxes	3	—
Provision for bad debts	20	51
(Gain) loss on the sale of property, plant and equipment	(408)	112
(Increase) Decrease in:
Accounts receivable	(496)	248
Inventories	(1,541)	(559)
Prepaid overburden removal expense	(156)	204
Prepaid expenses	(1,123)	(577)
Other assets	(34)	(46)
Increase (Decrease) in:
Accounts payable	1,273	(644)
Accrued expenses	927	(1,455)
Deferred compensation	37	248
Other liabilities	550	260

Total Adjustments	737	(252)

Net Cash Provided by Operating Activities	1,765	1,028

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,035)	(1,748)
Proceeds from sale of property, plant and equipment	1,000	—
Purchases of investments in debt securities	(2,288)	—
Maturities of investments in debt securities	1,658	1,015
Purchases of treasury securities	(7,453)	(7,799)
Dispositions of treasury securities	9,173	9,341

Net Cash (Used in) Provided by Investing Activities	(945)	809

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(80)	(2,580)
Dividends paid	(559)	(513)
Purchase of treasury stock	(630)	(1,762)
Proceeds from issuance of common stock	213	1,261
Excess tax benefits for share-based payments	40	—
Other, net	104	25

Net Cash Used in Financing Activities	(912)	(3,569)

Net Decrease in Cash and Cash Equivalents	(92)	(1,732)
Cash and Cash Equivalents, Beginning of Year	5,945	6,348

Cash and Cash Equivalents, October 31	$5,853	$4,616

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Notes To Consolidated Financial Statements
(Unaudited)

1.     BASIS OF STATEMENT PRESENTATION

The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases.  A significant part of the Company’s overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of the Company’s production processes.  The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid overburden removal expense is amortized over the estimated available material.  At October 31, 2005, the Company had $1,526,000 of prepaid overburden removal expense recorded on its Consolidated Balance Sheet.  During the first three months of fiscal 2006, the Company amortized to current expense approximately $523,000 of previously recorded prepaid expense.

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

2.     INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	October 31 2005	July 31 2005

	(Unaudited)
Finished goods	$8,176	$7,257
Packaging	3,381	3,310
Other	2,670	2,119

	$14,227	$12,686

Inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs.  The Company performs a review of its inventory items to determine if an obsolescence reserve adjustment is necessary.  The review surveys all of the Company’s operating facilities and sales divisions to ensure that both historical issues and new market trends are considered.  The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date.  The inventory obsolescence reserve values at October 31, 2005 and July 31, 2005 were $304,000 and $301,000, respectively.

3.     PENSION AND OTHER POST RETIREMENT BENEFITS

In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal periods beginning after December 15, 2003.  This revised statement requires additional annual disclosures regarding types of plan assets, investment strategy, future plan contributions, expected benefit payments and other items.  The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions.  The Company adopted SFAS No. 132 (revised 2003) for the quarter ending October 31, 2004 and has presented below the required disclosure.

The components of net periodic pension benefits cost of the Company sponsored defined benefit plans were as follows:

	PENSION PLANS Three Months Ended

	October 31, 2005	October 31, 2004

	(dollars in thousands)
Components of net periodic pension benefit cost
Service cost	$244	$197
Interest cost	255	239
Expected return on plan assets	(274)	(232)
Net amortization	32	12

	$257	$216

The Company did not make a contribution to its pension plan during the first quarter of the fiscal year ending July 31, 2006.  The Company intends to make a contribution to the pension plan during the current fiscal year equal to the annual cost.  The Company estimates the annual cost to be $500,000.

	POST RETIREMENT HEALTH BENEFITS Three Months Ended

	October 31, 2005	October 31, 2004

	(dollars in thousands)
Components of net periodic postretirement benefit cost
Service cost	$18	$13
Interest cost	14	12
Amortization of net transition obligation	4	4
Net actuarial loss	3	—

Recognized actuarial loss	$39	$29

The Company’s plan covering postretirement health benefits is an unfunded plan.

4.     RECENTLY ISSUED ACCOUNTING STANDARDS AND OTHER MATTERS

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”).  The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.  In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union.    The Company is currently evaluating its actions related to this matter.

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

5.     SEGMENT REPORTING

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments.  Under this standard, the Company has two reportable operating segments:  Retail and Wholesale Products and Business to Business Products.  These segments are managed separately because each business has different customer characteristics.

The accounting policies of the segments are the same as those described in Note 1 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission.  Historically the Company had divided its business by product lines; however the Company has grown to recognize that due to the various products manufacturing interdependency and marketing synergies the most appropriate segmentation is generally based upon the type of end-customer.  To support this new operating structure the Company reorganized the management of the Product Groups.  The Vice President of the Consumer Products Group was promoted to President of the Retail and Wholesale Products Group.  The Business to Business Products Group will be managed directly by Daniel Jaffee, President and CEO of the Oil-Dri Corporation.

Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of the Company’s production facilities.  However the Company has estimated the segment asset allocations as follows:

	October 31,	July 31,

	Assets

	2005	2005

	(in thousands)
Retail and Wholesale Products	$60,126	$57,393
Business to Business Products	34,362	31,376
Unallocated Assets	32,100	34,802

Total Assets	$126,588	$123,571

	Three Months Ended October 31,

	Net Sales		Income

	2005	2004	2005	2004

		(in thousands)
Retail and Wholesale Products	$30,978	$30,180	$1,653	$2,485
Business to Business Products	16,811	13,941	3,031	2,977

Total Sales/Operating Income	$47,789	$44,121	4,684	5,462

Gain on sale of long-lived Assets (1)			415	—
Less:
Corporate Expenses			3,455	3,387
Interest Expense, net of
Interest Income			241	357

Income before Income Taxes			1,403	1,718
Income Taxes			375	438

Net Income			$1,028	$1,280

(1)	See note 6 for a discussion of the sale of water rights.

6.     SALE OF WATER RIGHTS

On September 16, 2005, in the first quarter of fiscal 2006, the Company recorded a $415,000 pre-tax gain from the sale of certain water rights in Nevada.  These water rights were geographically located in an area that the Company was not actively planning to develop.  The water rights, had they been utilized, would have been associated with any or all of the operating segments.

7.     STOCK-BASED COMPENSATION

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments,” effective for the first reporting period, which begins after June 15, 2005.  This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This revised statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock option awards to employees, instead it requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  FAS 123-R also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

On August 1, 2005 the Company adopted SFAS 123-R.  The Company adopted  the pronouncement using a modified prospective application.  Accordingly, prior period amounts have not been restated.  Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of FAS 123-R, the Company applied APB 25 to account for its stock-based awards.  Under APB 25, the Company generally only recorded stock-based compensation expense for restricted stock, which amounted to $7,000 ($5,000 after tax) in the first quarter of fiscal year 2005.  Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options.  Beginning with its 2006 fiscal year, with the adoption of FAS 123-R, the Company recorded stock-based compensation expense for the cost of stock options and restricted stock (together, “Employee Stock-Based Awards”).  Stock-based compensation expense in the first quarter of 2006 was $51,000 ($37,000 after tax).  The compensation expense value included the impact from both restrictive stock grants and stock option grants.  The effect on basic and diluted earnings per share was less than $.01 per share.

The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Awards been recorded in the first quarter of fiscal 2005 based on the fair value method under FAS 123.  The amounts computed in accordance with FAS 123-R for the first quarter of fiscal 2006 are included in the table below only to provide the detail for a comparative presentation to the first quarter of fiscal 2005.

	For the Quarter Ended (dollars in thousands, except per share data)

	October 31, 2005	October 31, 2004

Reported net income	$1,028	$1,280

Add: Total stock-based compensation expense included in reported net income, net of related tax effects	37	5

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(37)	(67)

Pro forma net income	$1,028	$1,218

Earnings per share:
Basic Common – as reported	$0.20	$0.25
Basic Common – pro forma
	$0.20	$0.24

Basic Class B Common – as reported	$0.15	$0.19
Basic Class B Common – pro forma
	$0.15	$0.18

Diluted – as reported	$0.18	$0.22
Diluted – pro forma
	$0.18	$0.20

In the first quarter of fiscal 2006, the adoption of FAS 123-R resulted in incremental stock-based compensation expense, for the cost of stock options of $39,000 ($29,000 after tax) that would not have otherwise been recognized.  The effect on basic and diluted earnings per share is $.01 or less per share.

Stock Options

 The Company’s 1995 Long Term Incentive Plan (‘95 Plan’) provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100% of the fair market value of the Company’s Class A Common Stock or if no Class A Common Stock is outstanding the Company’s Common Stock (“Stock”) on the date of grant.  Stock options are generally granted with a 5-year vesting period and a 10-year term.  The stock options vest 25% two years after the grant date and 25% in each of the 3 following anniversaries of the grant date.

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to its directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant.  The Company’s Directors are considered employees under the provisions of FAS 123-R.  Stock options have been granted to the Company’s directors for a ten year term and a one year vesting period.

Included in the Company’s stock-based compensation expense in the first quarter of fiscal 2006 is the cost related to the unvested portion of grants issued after August 1, 2000.  The stock options granted before August 1, 2000 were fully vested as of the beginning of fiscal 2006.  The Company did not grant any stock options in the first quarter of 2006.

The fair value of the fiscal 2005 stock options was estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used during the full fiscal 2005 were:  volatility, 35.1%; risk free interest rate, 4.1%; expected life 5.4 years; dividend rate, 2.5%. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected life (estimated period of time outstanding) of the options granted was estimated using the historical and future expected exercise behavior of employees.  Expected volatility was based on historical volatility for a period of five years, ending the day of grant, and calculated on a daily basis.  The dividend rate is based on the actual dividend and share price on the grant date.

Changes in the Company’s stock options for the first quarter of 2006 were as follows:

	Number of Options	Weighted Average Exercise Price

	(shares in thousands)
Options outstanding, beginning of year	1,010	$10.59
Granted	—	—
Exercised	20	10.49
Canceled	1	11.79

Options outstanding, end of quarter	989	10.60

Options exercisable, end of quarter	584	$10.50

The weighted average remaining contractual term was 5.5 years for all stock options outstanding and 4.2 years for options exercisable as of October 31, 2005.  The total intrinsic value was approximately $7.1 million for stock options outstanding and $4.2 million for stock options exercisable as of October 31, 2005.  The total intrinsic value for stock options exercised during the first quarter of fiscal 2006 was $151,000.  The weighted-average fair value for stock options granted in the fiscal year 2005 was $4.91.

The amount of cash received from the exercise of stock options was $213,000 and the related tax benefit was $40,000 in the first quarter fiscal 2006.

Restricted Stock

The Company’s 95 Plan also provides for grants of restricted stock.  The vesting schedule varies but the vesting period has generally been less than 3 years.  The fair value of restricted stock is the excess of the market price of Common Stock at the date of grant over the exercise price, which is zero.

Included in the Company’s stock-based compensation expense in the first quarter of 2006 is a portion of the cost related to the unvested restricted stock granted in fiscal 2005.  The Company did not grant any shares of restricted stock in the first quarter of fiscal 2006.

Changes in the Company’s restricted stock for the first quarter of 2006 were as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value

	(shares in thousands)
Unvested restricted stock at beginning of year	5	$18.57
Granted	—	—

Unvested restricted stock at end of quarter	5	$18.57

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2005 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2004

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended October 31, 2005 were $47,789,000, an increase of 8.3% from net sales of $44,121,000 in the first three months of fiscal 2005.  Net income for the first three months of fiscal 2006 was $1,028,000, a decrease of 19.7% from net income of $1,280,000 earned in the first three months of fiscal 2005.  See Note 5 in the Notes to the Consolidated Financial Statements for a discussion of the Company’s business segments.

Fiscal 2006’s net income was positively impacted by a 20.6% growth in sales for the Business to Business Products Group and a 2.6% increase in the sales for the Retail and Wholesale Products Group.  These sales improvements were driven by both tonnage growth and pricing increases for the Business to Business Products Group and pricing increases in the Retail and Wholesale Products Group.  Overall, the Company reported a total tonnage increase for the first quarter of 2006 from the first quarter of 2005.  Also, positively impacting net income for the quarter was a gain on the sale of long-lived assets.  See Note 6 in the Notes to the Consolidated Financial Statements for a discussion of this gain.

Negatively impacting the results for the first quarter of fiscal 2006 were substantial material, packaging and freight cost increases, which were experienced throughout the Company.  These cost increases were generally driven directly or indirectly by the higher cost of energy being experienced by the world economy.  The impact of the cost increases were experienced by both the Company’s domestic and foreign operations and overcame the sales volume and price increases described above.  Diluted net income per share for the first three months of fiscal 2006 was $0.18 versus $0.22 diluted net income per share reported for the first three months of fiscal 2005.

Net sales of the Retail and Wholesale Products Group for the first three months of fiscal 2006 were $30,978,000, an increase of $798,000 from net sales of $30,180,000 reported in the first three months of fiscal 2005.  Sales of branded cat litter increased as compared to the first quarter of fiscal 2005, with the scoop products driving the sales growth.  Partially offsetting the increase in branded products was a sales reduction in the private label cat litter area.  The private label items were down due to competitive market conditions.  The Company’s floor absorbent business remained relatively flat from a tonnage perspective.  The Retail and Wholesale Products Group’s income decreased 33.5% from $2,485,000 in the first quarter of fiscal 2005 to $1,653,000 in the first quarter of fiscal 2006.  Driving the income decline were increased material, packaging and freight costs.  Transportation and manufacturing fuel costs and resin prices have increased as the cost of oil has increased.  Bag stock costs have also increased as the price of paper has increased.  Price increases and the reduction of selling and advertising expenses offset some of the increased freight, packaging and materials costs.

Net sales of the Business to Business Products Group for the first three months of fiscal 2006 were $16,811,000, an increase of $2,870,000 from net sales of $13,941,000 in the first three months of fiscal 2005.  Strong sales growth was seen in agricultural products and co-manufactured products.  The agricultural product sales were negatively impacted in the first quarter of 2005 due to customer inventory issues.  Bleaching earth and animal health and nutrition products both reported sales increases as compared to the first quarter of fiscal 2005.  The Business to Business Products Group’s income increased 1.8% from $2,977,000 in the first three months of fiscal 2005 to $3,031,000 in the first three months of fiscal 2006.  Like the Retail and Wholesale Products Group, the Business to Business Products Group experienced substantial increases in material and freight costs.

Consolidated gross profit as a percentage of net sales for the first three months of fiscal 2006 decreased to 17.6% from 21.9% in the first three months of fiscal 2005.  As discussed above, freight, materials, fuel and packing cost increases throughout the Company had a substantial negative impact on the gross profit reported in the first quarter of fiscal 2006.  Volume and price increases were insufficient to compensate for the change in the key cost factors.  The cost of fuel used in the manufacturing processes for the first quarter of fiscal 2006 increased 91.2% as compared to the first quarter of fiscal 2005.   Non-fuel manufacturing costs rose 4.5%, which had a negative impact on gross profit.  The increases in non-fuel manufacturing costs were seen in electricity, repairs and labor.

Operating expenses as a percentage of net sales for the first three months of fiscal 2006 decreased to 14.3% compared to the 17.3% for the first three months of fiscal 2005.  Excluding the gain on long-lived assets, the operating expenses for the first three months of fiscal 2006 would have been 15.2%.  The reductions in fiscal 2006 operating expenses were reported by the Retail and Wholesale Products Group.  Most of the reductions were attributable to lower advertising and selling expenses.  The Company also accrued a smaller bonus amount.

Interest expense was down $12,000 for the first quarter of fiscal 2006 as compared to the same quarter in fiscal 2005.  Interest income increased $104,000 from the first quarter of fiscal 2005 due to increases in the market rates and a shifting from treasury securities to debt securities.

The Company’s effective tax rate was 26.7% of pre-tax income in the first quarter of fiscal 2006 versus 25.5% in the first three months of fiscal 2005.  The effective tax rate for fiscal 2006 was consistent with the final rate for fiscal 2005.

Total assets of the Company increased $3,017,000 or 2.4% during the first quarter of fiscal 2006.  Current assets increased $2,226,000 or 3.5% from fiscal 2005 year-end balances, primarily due to increases in accounts receivables, inventory and prepaid expenses.  Offsetting these increases were decreases in cash and investments.  The changes in accounts receivable and cash and investments are described below in the Liquidity and Capital Resources section.  Much of the increase in inventory and prepaid expenses can best be described as normal seasonal timing changes.

Property, plant and equipment, net of accumulated depreciation, increased $804,000 or 1.7% during the first quarter of fiscal 2006.  The increase was driven by purchases of machinery and equipment and land.

Total liabilities increased $2,731,000 or 5.5% during the first three months of fiscal 2006.  Current liabilities increased $2,224,000 or 9.9% during the first quarter of fiscal 2006.  The increase in current liabilities was mostly driven by an increase in accounts payable and other accrued expenses.  These increases follow the increases the Company has experienced in its energy and packaging costs.  The decrease in salaries payable was consistent with the payment of the fiscal 2005 discretionary bonus.  Non-current liabilities increased $507,000 or 1.9%.

EXPECTATIONS

Beginning with fiscal 2006, the Company will no longer provide quarterly or annual earnings per share guidance.  This change will allow management to focus on making the best decisions based on long-term strategies.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $2,000 during the first three months of fiscal 2006 to $40,564,000.  The primarily reasons for the slight change were increases in inventory, accounts receivable and prepaid expenses, offset by decreases in cash and investments and an increase in accounts payable and other accrued expenses.

Cash was used during the three months ended October 31, 2005 to fund capital expenditures of $3,035,000, to make payments on long-term debt of $80,000, to purchase treasury stock of $630,000 and to make dividend payments of $559,000.  The Company received $1,000,000 as proceeds from the sale of property plant and equipment.  Cash and investment securities decreased $1,069,000 during the first quarter of fiscal 2006.    Most of the cash and investment decline was attributable to the items listed above, plus the September 2005 payment of the fiscal 2005 discretionary bonus.

Total cash and investment balances held by the Company’s foreign subsidiaries at October 31, 2005 and July 31, 2005 were $4,433,000 and $3,427,000, respectively.

Accounts receivable, less allowance for doubtful accounts was $24,086,000, an increase of 2.0% from the July 31, 2005 value of $23,611,000.  The sales for the first quarter of fiscal 2006 were $47,789,000, while the sales for the fourth quarter of fiscal 2005 were $46,017,000.  This quarterly sales change drove the increased receivable value.

The table listed below depicts the Company’s Contractual Obligations and Commercial Commitments at October 31, 2005 for the timeframes listed:

CONTRACTUAL OBLIGATIONS

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Long-Term Debt	$23,240,000	$3,080,000	$8,160,000	$7,000,000	$5,000,000
Interest on Long-Term Debt	4,827,000	1,345,000	1,995,000	1,015,000	472,000
Pension & Post Retirement	8,230,000	561,000	1,272,000	1,397,000	5,000,000
Operating Leases	12,834,000	3,083,000	2,300,000	1,967,000	5,484,000

Unconditional Purchase Obligations	3,463,000	3,463,000	—	—	—

Total Contractual Cash Obligations	$52,594,000	$11,532,000	$13,727,000	$11,379,000	$15,956,000

OTHER COMMERCIAL COMMITMENTS

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Standby Letters of Credit	$3,125,000	$3,125,000	$—	$—	$—
Other Commercial Commitments	6,060,000	6,060,000	—	—	—
Guarantees	3,561,000	769,000	292,000	2,500,000	—

Total Commercial Commitments	$12,746,000	$9,954,000	$292,000	$2,500,000	$—

The Company’s liquidity needs have been, and are expected to be, met through internally generated funds and, to the extent needed, borrowings under the Company’s revolving credit facility with Harris Trust and Savings Bank.  During the second quarter of fiscal 2005 the Company extended the credit agreement to January 2006.  As of October 31, 2005, the Company had $7,500,000 available under the credit facility.  The credit agreement, as amended, contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit the Company’s ability to incur additional indebtedness or to acquire or dispose of assets and to pay dividends.

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

The Company as part of its normal course of business guarantees certain debts and trade payables of its wholly owned subsidiaries.  These arrangements are made at the request of the subsidiaries’ creditors, as separate financial statements are not distributed for the wholly owned subsidiaries.  As of October 31, 2005, the value of these guarantees was $500,000 of short-term liabilities, $561,000 of lease liabilities and $2,500,000 of long-term debt.

RECENTLY ISSUED ACCOUNTING STANDARDS AND OTHER MATTERS

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”).  The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.  In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union.    The Company is currently evaluating its actions related to this matter.

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

FOREIGN OPERATIONS

Net sales by the Company’s foreign subsidiaries during the three months ended October 31, 2005 were $4,088,000 or 8.6% of total Company sales.  This represents an increase of 17.2% from the first three months of fiscal 2005, in which foreign subsidiary sales were $3,489,000 or 7.9% of total Company sales.  This increase in sales was seen in both our UK and Canadian operations, however the Canadian operation has experienced the larger increase.  Branded and private label cat litter products both reported sales increases.  Much of the revenue increase was offset by increased material costs.  The Canadian operation also faced material sourcing issues that caused their costs to increase for reasons other than energy.  For the three months ended October 31, 2005, the foreign subsidiaries reported net income of $242,000, an increase of $109,000 from the $133,000 income reported in the first quarter of fiscal 2005.

Identifiable assets of the Company’s foreign subsidiaries as of October 31, 2005 were $13,100,000 compared to $11,637,000 as of October 31, 2004.   The increase was driven by increased cash and investments, inventories, accounts receivable and property, plant and equipment.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following chart summarizes Common Stock repurchases for the three months ended October 31, 2005.  On October 10 2005, the Board of Directors authorized the repurchase of an additional 500,000 shares.

ISSUER PURCHASES OF EQUITY SECURITIES

For the Three Months Ended October 31, 2005	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under Plans or Programs

August 1, 2005 to
August 31, 2005	14,400	$17.97	14,400	204,304
September 1, 2005 to
September 30, 2005	—	—	—	204,304
October 1, 2005 to
October 31, 2005	20,700	$17.89	20,700	683,604

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk and employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short-term investments.  The Company had two interest rate swap agreements as of October 31, 2005.  The Company believes that the market risk arising from holdings of its financial instruments is not material.

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

The table below provides information about the Company’s natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2006.  The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on November 30, 2005.

Commodity Price Sensitivity
Natural Gas Future Contracts
For the Year Ending July 31, 2006

	Expected 2006 Maturity	Fair Value

Natural Gas Future Volumes (MMBtu)	610,000	—
Weighted Average Price (Per MMBtu)	$7.62	—
Contract Amount ($U.S., in thousands)	$4,646.0	$6,633.7

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

(a)

Based on their evaluation within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing, and disclosing the information the Company is required to disclose in reports filed under the Act.

(b)	There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the date of last evaluation of those internal controls.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

(a)	EXHIBITS:

	Exhibit 11:	Statement Re: Computation of per share earnings

	Exhibit 31:	Rule 13a – 14(a) Certifications

	Exhibit 32:	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the  Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

	BY	/s/ Andrew N. Peterson

Andrew N. Peterson
Vice President and Chief Financial Officer

	BY	/s/ Daniel S. Jaffee

Daniel S. Jaffee
President and Chief Executive Officer

Dated: December 9, 2005

EXHIBITS

Exhibit 11:	Statement Re: Computation of per share earnings

Exhibit 31:	Rule 13a – 14(a) Certifications

Exhibit 32:	Section 1350 Certifications

Note:

Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213.