Form 10-Q
period 2006-01-31
OIL DRI CORPORATION OF AMERICA
filed 2006-03-09
CIK 74046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2006

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The aggregate market value of the Registrant’s Common Stock owned by non-affiliates as of January 31, 2006 for accelerated filer purposes was $68,915,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Common Stock – 6,020,485 Shares (Including 2,024,550 Treasury Shares)
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

PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	January 31, 2006	July 31, 2005

ASSETS
Current Assets
Cash and cash equivalents	$6,873	$5,945
Investment in treasury securities	21,704	13,098
Investment in debt securities	908	392
Accounts receivable, less allowance of $753 and $609 at January 31, 2006 and July 31, 2005, respectively	28,165	23,611
Inventories	15,444	12,686
Prepaid overburden removal expense	1,498	1,370
Deferred income taxes	1,647	1,647
Prepaid expenses and other assets	5,369	4,347

Total Current Assets	81,608	63,096

Property, Plant and Equipment
Cost	153,442	149,471
Less accumulated depreciation and amortization	(104,824)	(101,573)

Total Property, Plant and Equipment, Net	48,618	47,898

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of $296 and $305 at January 31, 2006 and July 31, 2005, respectively	779	778
Debt issuance costs, net of accumulated amortization of $364 and $356 at January 31, 2006 and July 31, 2005, respectively	420	107
Licensing agreements, net of accumulated amortization of $2,459 and $2,359 at January 31, 2006 and July 31, 2005, respectively	980	1,080
Deferred income taxes	1,323	1,287
Other	4,252	4,163

Total Other Assets	12,916	12,577

Total Assets	$143,142	$123,571

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	January 31, 2006	July 31, 2005

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of notes payable	$3,080	$3,080
Accounts payable	6,158	5,228
Dividends payable	608	559
Accrued expenses:
Salaries, wages and commissions	3,139	3,741
Trade promotions and advertising	4,080	3,362
Freight	1,572	1,386
Other	6,160	5,178

Total Current Liabilities	24,797	22,534

Noncurrent Liabilities
Notes payable	35,160	20,240
Deferred compensation	3,737	3,650
Other	4,113	3,293

Total Noncurrent Liabilities	43,010	27,183

Total Liabilities	67,807	49,717

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 6,020,485 shares at January 31, 2006 and 5,965,560 shares at July 31, 2005	602	597
Class B Stock, par value $.10 per share, issued 1,800,083 shares at January 31, 2006 and 1,800,083 shares at July 31, 2005	180	180
Unrealized gain on marketable securities	54	38
Additional paid-in capital	14,742	13,871
Retained earnings	96,437	94,891
Restricted unearned stock compensation	(68)	(75)
Cumulative translation adjustment	92	(282)

	112,039	109,220
Less Treasury Stock, at cost (2,024,550 Common and 342,241 Class B shares at January 31, 2006 and 1,953,350 Common and 342,241 Class B shares at July 31, 2005)	(36,704)	(35,366)

Total Stockholders’ Equity	75,335	73,854

Total Liabilities & Stockholders’ Equity	$143,142	$123,571

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For The Six Months Ended January 31

	2006	2005

Net Sales	$101,752	$93,602
Cost of Sales	82,757	72,355

Gross Profit	18,995	21,247
Gain on Sale of Long-Lived Asset	415	—
Selling, General and Administrative Expenses	(15,001)	(16,115)

Income from Operations	4,409	5,132
Other Income (Expense)
Interest expense	(969)	(895)
Interest income	410	194
Other, net	102	199

Total Other Expense, Net	(457)	(502)

Income Before Income Taxes	3,952	4,630
Income taxes	1,057	1,204

Net Income	2,895	3,426
Retained Earnings
Balance at beginning of year	94,891	90,985
Less cash dividends declared and treasury stock reissuances	1,349	1,313

Retained Earnings – January 31	$96,437	$93,098

Net Income Per Share
Basic Common	$0.57	$0.67

Basic Class B	$0.43	$0.50

Diluted	$0.50	$0.57

Average Shares Outstanding
Basic Common	4,004	4,054

Basic Class B	1,458	1,451

Diluted	5,810	5,972

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Six Months Ended January 31

	2006	2005

Net Income	$2,895	$3,426
Other Comprehensive Income:
Unrealized gain on marketable securities	16	—
Cumulative translation adjustments	374	291

Total Comprehensive Income	$3,285	$3,717

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For The Three Months Ended January 31

	2006	2005

Net Sales	$53,963	$49,481
Cost of Sales	43,395	37,902

Gross Profit	10,568	11,579
Selling, General and Administrative Expenses	(7,742)	(8,472)

Income from Operations	2,826	3,107
Other Income (Expense)
Interest expense	(539)	(453)
Interest income	221	109
Other, net	41	149

Total Other Expense, Net	(277)	(195)

Income Before Income Taxes	2,549	2,912
Income taxes	682	766

Net Income	1,867	2,146
Net Income Per Share
Basic Common	$0.37	$0.42

Basic Class B	$0.27	$0.31

Diluted	$0.32	$0.36

Average Shares Outstanding
Basic Common	4,006	4,056

Basic Class B	1,458	1,451

Diluted	5,805	5,993

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Statements of Consolidated Income
(in thousands of dollars)
(unaudited)

	For The Three Months Ended January 31

	2006	2005

Net Income	$1,867	$2,146
Other Comprehensive Income:
Unrealized gain on marketable securities	14	—
Cumulative Translation Adjustments	185	260

Total Comprehensive Income	$2,066	$2,406

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	For The Six months Ended January 31

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,895	$3,426

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,607	3,822
Amortization of investment discount	(245)	(69)
Non-cash stock compensation expense	111	—
Excess tax benefits for share-based payments	(142)	—
Deferred income taxes	6	451
Provision for bad debts	157	101
(Gain) loss on the sale of long-lived assets	(384)	127
(Increase) Decrease in:
Accounts receivable	(4,711)	(614)
Inventories	(2,758)	(684)
Prepaid overburden removal expense	(129)	735
Prepaid expenses	(1,023)	(1,132)
Other assets	(41)	278
Increase (Decrease) in:
Accounts payable	1,030	21
Accrued expenses	1,283	(1,098)
Deferred compensation	87	(119)
Other liabilities	712	414

Total Adjustments	(2,440)	2,233

Net Cash Provided by Operating Activities	455	5,659

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,624)	(3,964)
Proceeds from sale of property, plant and equipment	1,000	20
Purchases of investments in debt securities	(2,306)	(250)
Maturities of investments in debt securities	1,778	1,304
Purchases of treasury securities	(27,232)	(13,489)
Dispositions of treasury securities	18,866	13,974

Net Cash Used in Investing Activities	(12,518)	(2,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(80)	(2,580)
Proceeds from issuance of long-term debt	15,000	—
Dividends paid	(1,165)	(1,079)
Purchase of treasury stock	(1,826)	(3,947)
Proceeds from issuance of treasury stock	339	258
Proceeds from issuance of common stock	621	2,551
Excess tax benefits for share-based payments	142	—
Other, net	205	114

Net Cash Provided by (Used in) Financing Activities	13,236	(4,683)

Effect of exchange rate changes on cash and cash equivalents	(245)	(242)
Net Increase (Decrease) in Cash and Cash Equivalents	928	(1,671)
Cash and Cash Equivalents, Beginning of Year	5,945	6,348

Cash and Cash Equivalents, January 31	$6,873	$4,677

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

Under the terms of its sales agreements with customers, the Company recognizes revenue when title is transferred.  Upon shipment an invoice is generated that sets the fixed and determinable price.  Sales returns and allowances, which have historically not been material, are reviewed to determine if any additional reserve is necessary.  Allowance for doubtful accounts are evaluated by the Company utilizing a combination of a historical percentage of sales by group and specific customer account analysis.  The Company maintains and monitors a list of customers whose creditworthiness has diminished.  This list is used as part of the specific customer account analysis.

As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases.  A significant part of the Company’s overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of the Company’s production processes.  The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid overburden removal expense is amortized over the estimated available material.  At January 31, 2006, the Company had $1,498,000 of prepaid overburden removal expense recorded on its Consolidated Balance Sheet.  During the first six months of fiscal 2006, the Company amortized to current expense approximately $1,095,000 of previously recorded prepaid expense.

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

2.     INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	January 31, 2006	July 31, 2005

Finished goods	$8,625	$7,257
Packaging	3,887	3,310
Other	2,932	2,119

	$15,444	$12,686

Inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs.  The Company performs a review of its inventory items to determine if an obsolescence reserve adjustment is necessary.  The review surveys all of the Company’s operating facilities and sales groups to ensure that both historical issues and new market trends are considered.  The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date.  The inventory obsolescence reserve values at January 31, 2006 and July 31, 2005 were $377,000 and $301,000, respectively.

3.     PENSION AND OTHER POST RETIREMENT BENEFITS

The components of net periodic pension benefits cost of the Company sponsored defined benefit plans were as follows:

	PENSION PLANS

	Three Months Ended		Six Months Ended

	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005

	(dollars in thousands)		(dollars in thousands)
Components of net periodic pension benefit cost
Service cost	$244	$197	$488	$394
Interest cost	255	239	509	478
Expected return on plan assets	(274)	(232)	(547)	(464)
Net amortization	32	12	65	24

	$257	$216	$515	$432

The Company did not make a contribution to its pension plan during the first or second quarter of the fiscal year ending July 31, 2006.  The Company intends to make a contribution to the pension plan during the third quarter of the current fiscal year equal to the annual actuarial determined cost.  The Company estimates this amount to be approximately $500,000.

	POST RETIREMENT HEALTH BENEFITS

	Three Months Ended		Six Months Ended

	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005

	(dollars in thousands)		(dollars in thousands)
Components of net periodic postretirement benefit cost
Service cost	$18	$13	$36	$26
Interest cost	14	12	28	24
Amortization of net transition obligation	4	4	8	8
Net actuarial loss	3	—	7	—

Recognized actuarial loss	$39	$29	$79	$58

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

In March 2005, the FASB ratified the consensus reached in EITF Issue No. 04-06, “Accounting for Stripping Costs in the Mining Industry”.  The consensus will be effective for the first fiscal period in the fiscal year beginning after December 15, 2005.  The consensus on this issue calls for post-production stripping costs to be treated as a variable inventory production cost.  As a result, such costs are subject to inventory costing procedures in the period they are incurred.  The Company is currently reviewing this pronouncement, but believes that the Consolidated Statements of Cash Flows and the Consolidated Balance Sheets will be materially impacted by this new pronouncement.

5.     SEGMENT REPORTING

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments.  Under this standard, the Company has two reportable operating segments:  Retail and Wholesale Products and Business to Business Products.  These segments are managed separately because each business has different customer characteristics.  Net sales and operating income for each segment are provided below.  Revenues by product line are not provided because it would be impracticable to do so.

The accounting policies of the segments are the same as those described in Note 1 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission.  Historically, the Company had divided its business by product lines; however, the Company has grown to recognize that due to the various products manufacturing interdependency and marketing synergies the most appropriate segmentation is generally based upon the type of end-customer.  To support this new operating structure the Company reorganized the management of the Product Groups.  The Vice President of the former Consumer Products Group was promoted to President of the Retail and Wholesale Products Group.  The Business to Business Products Group is currently being managed directly by Daniel Jaffee, President and CEO of the Company.

Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of the Company’s production facilities; however, the Company has estimated the segment asset allocations as follows:

	Assets

	January 31, 2006	July 31, 2005

	(in thousands)
Business to Business Products	$36,721	$31,376
Retail and Wholesale Products	65,100	57,393
Unallocated Assets	41,321	34,802

Total Assets	$143,142	$123,571

	Six Months Ended January 31,

	Net Sales		Income

	2006	2005	2006	2005

	(in thousands)
Business to Business Products	$35,109	$30,449	$7,188	$6,760
Retail and Wholesale Products	66,643	63,153	3,937	5,946

Total Sales/Operating Income	$101,752	$93,602	11,125	12,706

Gain on sale of long-lived Assets (1)			415	—
Less:
Corporate Expenses			7,029	7,375
Interest Expense, net of
Interest Income			559	701

Income before Income Taxes			3,952	4,630
Income Taxes			1,057	1,204

Net Income			$2,895	$3,426

(1) See note 6 for a discussion of the sale of water rights.

	Three Months Ended January 31,

	Net Sales		Income

	2006	2005	2006	2005

	(in thousands)
Business to Business Products	$18,298	$16,508	$4,157	$3,783
Retail and Wholesale Products	35,665	32,973	2,284	3,461

Total Sales/Operating Income	$53,963	$49,481	6,441	7,244
Less:
Corporate Expenses			3,574	3,988
Interest Expense, net of
Interest Income			318	344

Income before Income Taxes			2,549	2,912
Income Taxes			682	766

Net Income			$1,867	$2,146

6.     SALE OF WATER RIGHTS

On September 16, 2005, in the first quarter of fiscal 2006, the Company recorded a $415,000 pre-tax gain from the sale of certain water rights in Nevada.  These water rights were geographically located in an area that the Company was not actively planning to develop.

7.     STOCK-BASED COMPENSATION

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“FAS 123-R”), effective for the first reporting period, which begins after June 15, 2005.  This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This revised statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock option awards to employees, instead it requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  FAS 123-R also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

On August 1, 2005 the Company adopted FAS 123-R.  The Company adopted the pronouncement using a modified prospective application.  Accordingly, prior period amounts have not been restated.  Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of FAS 123-R, the Company applied APB 25 to account for its stock-based awards.  Under APB 25, the Company generally only recorded stock-based compensation expense for restricted stock, which amounted to $9,000 ($7,000 after tax) as of January 31, 2005.  Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options.  Beginning with its 2006 fiscal year, with the adoption of FAS 123-R, the Company recorded stock-based compensation expense for the cost of stock options and restricted stock (together, “Employee Stock-Based Awards”).  Stock-based compensation expense for the first six months of fiscal 2006 was $132,000 ($97,000 after tax).  The effect on basic and diluted earnings per share was approximately $.01 per share.

The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Awards been recorded in the first six months of fiscal 2005 based on the fair value method under FAS 123.  The amounts computed in accordance with FAS 123-R for the first six months of fiscal 2006 are included in the table below only to provide the detail for a comparative presentation to the first six months of fiscal 2005.

	Three Months Ended		Six Months Ended

	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005

	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
Reported net income	$1,867	$2,146	$2,895	$3,426

Add: Total stock-based compensation expense included in reported net income, net of related tax effects	60	2	97	7

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(60)	(85)	(97)	(152)

Pro forma net income	$1,867	$2,063	$2,895	$3,281
Earnings per share:
Basic Common – as reported	$0.37	$0.42	$0.57	$0.67
Basic Common – pro forma
	$0.37	$0.40	$0.57	$0.64

Basic Class B Common – as reported	$0.27	$0.31	$0.43	$0.50
Basic Class B Common – pro forma
	$0.27	$0.30	$0.43	$0.48

Diluted – as reported	$0.32	$0.36	$0.50	$0.57
Diluted – pro forma
	$0.32	$0.34	$0.50	$0.55

In the first six months of fiscal 2006, the adoption of FAS 123-R resulted in incremental stock-based compensation expense, for the cost of stock options of $108,000 ($79,000 after tax) that would not have otherwise been recognized.  The effect on basic and diluted earnings per share was approximately $.01 per share.

Stock Options

 The Company’s 1995 Long Term Incentive Plan (“95 Plan”) provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100% of the fair market value of the Company’s Class A Common Stock or if no Class A Common Stock is outstanding the Company’s Common Stock (“Stock”) on the date of grant.  Stock options are generally granted with a 5-year vesting period and a 10-year term.  The stock options vest 25% two years after the grant date and 25% in each of the three following anniversaries of the grant date.  This plan expired for purposes of issuing new grants on August 5, 2005.

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to its directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant.  The Company’s directors are considered employees under the provisions of FAS 123-R.  Stock options have been granted to the Company’s directors for a 10-year term with a one year vesting period.

Included in the Company’s stock-based compensation expense in the first half of fiscal 2006 is the cost related to the unvested portion of grants issued after August 1, 2000.  The stock options granted before August 1, 2000 were fully vested as of the beginning of fiscal 2006.  The Company has not granted any stock options in fiscal 2006.

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

Changes in the Company’s stock options as of January 31, 2006 were as follows:

	(shares in thousands)

	Number of Options	Weighted Average Exercise Price

Options outstanding, beginning of year	1,010	$10.59
Exercised	85	11.21
Cancelled	4	10.38

Options outstanding, end of quarter	921	10.54

Options exercisable, end of quarter	549	$10.63

The weighted average remaining contractual term was 5.3 years for all stock options outstanding and 4.1 years for options exercisable as of January 31, 2006.  The total intrinsic value was approximately $6.5 million for stock options outstanding and $3.8 million for stock options exercisable as of January 31, 2006.  The total intrinsic value for stock options exercised during the first two quarters of fiscal 2006 was $556,000.

The amount of cash received from the exercise of stock options was $952,000 and the related tax benefit was $142,000 as of January 31, 2006.

Restricted Stock

The Company’s 95 Plan also provides for grants of restricted stock.  The vesting schedule varies but the vesting period has generally been less than three years.  The fair value of restricted stock is the excess of the market price of Common Stock at the date of grant over the exercise price, which is zero.

Included in the Company’s stock-based compensation expense in the first half of 2006 is a portion of the cost related to the unvested restricted stock granted in fiscal 2005.  The Company has not granted any shares of restricted stock in fiscal 2006.

Changes in the Company’s restricted stock as of January 31, 2006 were as follows:

	(shares in thousands)

	Restricted Shares	Weighted Average Grant Date Fair Value

Unvested restricted stock at July 31, 2005	5	$18.57
Unvested restricted stock at January 31, 2006	5	$18.57

8.     NEW DEBT INSTRUMENTS AND REVOLVING CREDIT AGREEMENT

On December 16, 2005, the Company sold at face value $15,000,000 in senior promissory notes to The Prudential Insurance Company of America and to Prudential Retirement Insurance and Annuity Company pursuant to a Note Agreement dated December 16, 2005.  The Notes bear interest at 5.89% per annum and matures on October 15, 2015.  The proceeds of the sale may be used to fund future principal payments of the Company’s debt, acquisitions, stock repurchases, capital expenditures and for working capital purposes.  The Note Agreement contains certain covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, dispose of assets and merge or consolidate.  The Note Agreement also requires the Company to maintain a minimum fixed coverage ratio and minimum consolidated net worth.

On January 27, 2006, the Company entered into a new unsecured revolving credit agreement with Harris N.A. that is effective until January 27, 2009.  The credit agreement provides that the Company may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on the Company’s debt to earnings ratio, or a fixed rate as agreed between the Company and Harris N.A.  At January 31, 2006, the variable rates would have been 7.5% for the Harris’ prime-based rate or 5.4% for the LIBOR-based rate.  As of January 31, 2006, the Company had $15,000,000 available under this credit facility.  The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit the Company’s ability to incur additional indebtedness or to dispose of assets.  The agreement also requires the Company to maintain a minimum fixed coverage ratio and a minimum consolidated net worth.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2006 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2005

RESULTS OF OPERATIONS

Consolidated net sales for the six months ended January 31, 2006 were $101,752,000, an increase of 8.7% from net sales of $93,602,000 in the first six months of fiscal 2005.  Net income for the first six months of fiscal 2006 was $2,895,000, a decrease of 15.5% from net income of $3,426,000 earned in the first six months of fiscal 2005.

Fiscal 2006’s net income was positively impacted by a 15.3% growth in sales for the Business to Business Products Group and a 5.5% increase in the sales for the Retail and Wholesale Products Group.  These sales improvements were driven by both tons sold growth and pricing increases for the Business to Business Products Group and pricing increases in the Retail and Wholesale Products Group.  Overall, the Company reported a 2.8% total tons sold increase for the first six months of fiscal 2006 from the first six months of fiscal 2005.  Also, positively impacting net income for the six months was a gain on the sale of long-lived assets.  See Note 6 of the Notes to the Consolidated Financial Statements for a discussion of this gain.

Negatively impacting the results for the first six months of fiscal 2006 were substantial material, packaging and freight cost increases, which were experienced throughout the Company.  These cost increases were generally driven directly or indirectly by the higher cost of energy being experienced by the world economy.  The impact of the cost increases were experienced by both the Company’s domestic and foreign operations and overcame the sales volume and price increases described above.  Diluted net income per share for the first six months of fiscal 2006 was $0.50 versus $0.57 diluted net income per share reported for the first six months of fiscal 2005.

Net sales of the Business to Business Products Group for the first six months of fiscal 2006 were $35,109,000, an increase of $4,660,000 from net sales of $30,449,000 in the first six months of fiscal 2005.  Strong sales growth was seen in agricultural, co-manufactured and fluids purification products.  The agricultural product sales increased 24.5% due to 17.3% higher volumes and price increases.  Agricultural products business returned to more normal levels of activity in the first six months of fiscal 2006.  Co-manufactured products sales increased 12.2% due to price increases.  Fluids purification products reported an 8% sales increase and animal health and nutrition products sales were even compared to the first six months of fiscal 2005.  The Business to Business Products Group’s segment income increased 6.3% from $6,760,000 in the first six months of fiscal 2005 to $7,188,000 in the first six months of fiscal 2006.  Like the Retail and Wholesale Products Group, the Business to Business Products Group experienced substantial increases in material and freight costs.

Net sales of the Retail and Wholesale Products Group for the first six months of fiscal 2006 were $66,643,000, an increase of $3,490,000 from net sales of $63,153,000 reported in the first six months of fiscal 2005.  Sales of branded cat litter increased 10.7% compared to the first six months of fiscal 2005.  Branded scoop products drove the sales growth with a 27.8% increase due to 18.1% higher volumes and reduced trade spending.  The Company’s floor absorbent net sales increased 4.9% due to increased prices.  The Retail and Wholesale Products Group’s segment income decreased 33.8% from $5,946,000 in the first six months of fiscal 2005 to $3,937,000 in the first six months of fiscal 2006.  Driving the segment income decline was a 13.8% increase in material costs, a 17.4% increase in packaging costs and a 7.6% increase in freight costs.  Transportation and manufacturing fuel costs and resin prices have increased as the cost of oil has increased.  Bag stock costs have also increased as the price of paper has increased.  Price increases and reductions of selling and advertising expenses offset some of the increased freight, packaging and materials costs.

Consolidated gross profit as a percentage of net sales for the first six months of fiscal 2006 decreased to 18.7% from 22.7% in the first six months of fiscal 2005.  As discussed above, freight, materials, fuel and packaging cost increases throughout the Company had a substantial negative impact on the gross profit reported in the first six months of fiscal 2006.  Volume and price increases were insufficient to compensate for the change in the key cost factors.  The cost of fuel used in the manufacturing processes for the first six months of fiscal 2006 increased 74.1% as compared to the first six months of fiscal 2005.  Non-fuel manufacturing costs rose 4.4%, which had a negative impact on gross profit.  The increases in non-fuel manufacturing costs were seen in repairs, electricity, labor and benefits.

Operating expenses as a percentage of net sales for the first six months of fiscal 2006 decreased to 14.3% compared to the 17.2% for the first six months of fiscal 2005.  Excluding the gain on long-lived assets, the operating expenses for the first six months of fiscal 2006 would have been 14.7%.  The reduction in fiscal 2006 operating expenses was due to a decrease of approximately $455,000 in costs associated with the Company’s Sarbanes-Oxley Section 404 readiness efforts.  Also, the Retail and Wholesale Products Group costs decreased due to approximately $520,000 lower advertising expenses.

Interest expense was up $74,000 for the first six months of fiscal 2006 as compared to the same period in fiscal 2005 due to the new debt issuance described in Liquidity and Capital Resources.  Interest income increased $216,000 from the first six months of fiscal 2005 due to increases in the market rates and increases in investment balances.

The Company’s effective tax rate was 26.8% of pre-tax income in the first six months of fiscal 2006 versus 26.0% in the first six months of fiscal 2005.  The effective tax rate for the first six months of fiscal 2006 was consistent with the final rate for fiscal 2005.

Total assets of the Company increased $19,571,000 or 15.8% during the first six months of fiscal 2006.  Current assets increased $18,512,000 or 29.3% from fiscal 2005 year-end balances, primarily due to increases in investments, accounts receivables, inventory, prepaid expenses and cash.  The changes in accounts receivable and cash and investments are described in Liquidity and Capital Resources.  Inventories increased due to higher cost of materials, normal seasonality and anticipated new business.    The increase in prepaid expenses is due to normal seasonal timing.

Property, plant and equipment, net of accumulated depreciation, increased $720,000 or 1.5% during the first six months of fiscal 2006.  The increase was driven by purchases of machinery and equipment and land.

Total liabilities increased $18,090,000 or 36.4% during the first six months of fiscal 2006.  Current liabilities increased $2,263,000 or 10.0% during the first six months of fiscal 2006.  The increase in current liabilities was mostly driven by an increase in other accrued expenses, accounts payable, accrued trade spending and accrued freight.  The accrued trade spending increase is due to the timing of payments.  The other increases follow the increases the Company has experienced in its energy and packaging costs.  The decrease in salaries payable was consistent with the payment of the fiscal 2005 discretionary bonus.  Non-current liabilities increased $15,827,000 or 58.2%.   The $15,000,000 increase in notes payable was due to the new debt issuance described in Contractual Obligations.   The increase in other non-current liabilities is primarily due to increased pension and reclamation liabilities.

EXPECTATIONS

Beginning with fiscal 2006, the Company is no longer providing quarterly or annual earnings per share guidance.  This change allows management to focus on making the best decisions based on long-term strategies.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $16,249,000 during the first six months of fiscal 2006 to $56,811,000.  The primary reasons for the change were increases in investments, accounts receivable, inventory, prepaid expenses and cash and a decrease in accrued salaries.  These increases were offset by increases in other accrued expenses, accounts payable, accrued trade spending, dividends payable and accrued freight.

Cash and cash equivalents increased $928,000 during the first six months of fiscal 2006.  Investments in debt and treasury securities increased $9,122,000.

Net cash provided by operating activities was $455,000 during the first six months of fiscal 2006.  Cash was provided primarily by increases in accounts payable of $1,030,000 and accrued expenses of $1,283,000 due to timing of payments and increased energy and packaging costs.  An offsetting increase in accounts receivable of $4,711,000 resulted from increased sales.  The sales for the second quarter of fiscal 2006 were $53,963,000, while the sales for the fourth quarter of fiscal 2005 were $46,017,000.  Inventories increased $2,758,000 due to higher cost of materials, anticipated new business and normal seasonality.  Prepaid expenses increased $1,023,000 due to normal seasonal timing.

Net cash used in investing activities during the six months ended January 31, 2006 was $12,518,000.  Cash was used to fund capital expenditures of $4,624,000, to purchase investments in debt securities of $528,000 (net) and to purchase treasury securities of $8,366,000 (net).  The major increase in treasury securities was the utilization of the funds from the new long-term debt agreement.  Cash proceeds from investing activities came from sale of property, plant and equipment of $1,000,000.

Net cash provided by financing activities during the six months ended January 31, 2006 was $13,236,000.  Cash was provided primarily from proceeds from issuance of long-term debt of $15,000,000.  A description of the new debt issuance is provided in Contractual Obligations.  Cash was used in financing operations to make payments on long-term debt of $80,000, to purchase treasury stock of $1,487,000 (net) and to make dividend payments of $1,165,000.  Most of the proceeds from issuance of common stock related to stock option exercises.

Total cash and investment balances held by the Company’s foreign subsidiaries at January 31, 2006 and July 31, 2005 were $4,069,000 and $3,427,000, respectively.

The table listed below depicts the Company’s Contractual Obligations and Commercial Commitments at January 31, 2006 for the timeframes listed:

CONTRACTUAL OBLIGATIONS

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Long-Term Debt	$38,240,000	$3,080,000	$9,660,000	$8,700,000	$16,800,000
Interest on Long-Term Debt	10,881,000	2,070,000	3,718,000	2,581,000	2,512,000
Pension & Post Retirement	8,230,000	561,000	1,272,000	1,397,000	5,000,000
Operating Leases	12,940,000	2,810,000	2,617,000	2,029,000	5,484,000
Unconditional Purchase Obligations	2,238,000	2,238,000	—	—	—

Total Contractual Cash Obligations	$72,529,000	$10,759,000	$17,267,000	$14,707,000	$29,796,000

On December 16, 2005, the Company sold at face value $15,000,000 in senior promissory notes to The Prudential Insurance Company of America and to Prudential Retirement Insurance and Annuity Company pursuant to a Note Agreement dated December 16, 2005.  The Notes bear interest at 5.89% per annum and mature on October 15, 2015.  The proceeds of the sale may be used to fund future principal payments of the Company’s debt, acquisitions, stock repurchases, capital expenditures and for working capital purposes.  The Note Agreement contains certain covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, dispose of assets and merge or consolidate.  The Note Agreement also requires the Company to maintain a minimum fixed coverage ratio and minimum consolidated net worth.

OTHER COMMERCIAL COMMITMENTS

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Standby Letters of Credit	$3,125,000	$3,125,000	$—	$—	$—
Other Commercial Commitments	8,334,000	8,334,000	—	—	—
Guarantees	3,561,000	769,000	292,000	2,500,000	—

Total Commercial Commitments	$15,020,000	$12,228,000	$292,000	$2,500,000	$—

The Company’s normal operating  liquidity needs have been, and are expected to be, met through internally generated funds and, to the extent needed, borrowings under the Company’s revolving credit facility with Harris N.A.  On January 27, 2006, the Company entered into a new unsecured revolving credit agreement with Harris N.A. that is effective until January 27, 2009.  The credit agreement provides that the Company may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on the Company’s debt to earnings ratio, or a fixed rate as agreed between the Company and Harris N.A.  At January 31, 2006, the variable rates would have been 7.5% for the Harris’ prime-based rate or 5.4% for the LIBOR-based rate.  As of January 31, 2006, the Company had $15,000,000 available under this credit facility.  The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit the Company’s ability to incur additional indebtedness or to dispose of assets.  The agreement also requires the Company to maintain a minimum fixed coverage ratio and a minimum consolidated net worth.

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

The Company, as part of its normal course of business, guarantees certain debts and trade payables of its wholly owned subsidiaries.  These arrangements are made at the request of the subsidiaries’ creditors, as separate financial statements are not distributed for the wholly owned subsidiaries.  As of January 31, 2006, the value of these guarantees was $500,000 of short-term liabilities, $628,000 of lease liabilities and $2,500,000 of long-term debt.

THREE MONTHS ENDED JANUARY 31, 2006 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2005

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended January 31, 2006 were $53,963,000, an increase of 9.1% from net sales of $49,481,000 in the second quarter of fiscal 2005.  Net income for the second quarter of fiscal 2006 was $1,867,000, a decrease of 13.0% from net income of $2,146,000 earned in the second quarter of fiscal 2005.

Net income for the second quarter of fiscal 2006 was positively impacted by a 10.8% growth in sales for the Business to Business Products Group and an 8.2% increase in the sales for the Retail and Wholesale Products Group.  These sales improvements were driven by both sales tons growth and pricing increases for both business segments.  Overall, the Company reported a 2.0% total sales tons increase for the second quarter of 2006 from the second quarter of 2005.

Negatively impacting the results for the second quarter of fiscal 2006 were substantial material, packaging and freight cost increases, which were experienced throughout the Company.  These cost increases were generally driven directly or indirectly by the higher cost of energy being experienced by the world economy.  The impact of the cost increases were experienced by both the Company’s domestic and foreign operations and exceeded the sales volume and price increases described above.  Diluted net income per share for the second quarter of fiscal 2006 was $0.32 versus $0.36 diluted net income per share reported for the second quarter of fiscal 2005.

Net sales of the Business to Business Products Group for the second quarter of fiscal 2006 were $18,298,000, an increase of $1,790,000 from net sales of $16,508,000 in the second quarter of fiscal 2005.  Sales growth was seen in agricultural, co-manufactured and fluids purification products.  The agricultural product sales increased 7.1% due to 2.9% higher volumes and price increases. Co-manufactured product sales increased 12.7% due to price increases.  Fluids purification products reported a 13.3% sales increase due to 9.9% higher volumes and price increases.  Expansion in foreign markets provided some of the additional volume.  Offsetting these sales increases was a 9.5% decrease in animal health and nutrition products sales with a 5.2% decrease in volume.  The Business to Business Products Group’s segment income increased 9.9% from $3,783,000 in the second quarter of fiscal 2005 to $4,157,000 in the second quarter of fiscal 2006.  Like the Retail and Wholesale Products Group, the Business to Business Products Group experienced substantial increases in material and freight costs.

Net sales of the Retail and Wholesale Products Group for the second quarter of fiscal 2006 were $35,665,000, an increase of $2,692,000 from net sales of $32,973,000 reported in the second quarter of fiscal 2005.  Sales of branded cat litter increased  18.6% compared to the second quarter of fiscal 2005.  Branded scoop products experienced continued sales growth with a 35.1% increase due to 22.4% higher volumes and reduced trade spending.  Expanded distribution helped drive the volume increase.  The Company’s floor absorbent business increased 5.4% due to price increases.  The Retail and Wholesale Products Group’s segment income decreased 34.0% from $3,461,000 in the second quarter of fiscal 2005 to $2,284,000 in the second quarter of fiscal 2006.  Driving the segment income decline was a 12.9% increase in material costs, a 19.2% increase in packaging costs and a 7.4% increase in freight costs.  Transportation and manufacturing fuel costs and resin prices have increased as the cost of oil has increased.  Bag stock costs have also increased as the price of paper has increased.  Price increases and the reduction of selling and advertising expenses offset some of the increased freight, packaging and materials costs.

Consolidated gross profit as a percentage of net sales for the second quarter of fiscal 2006 decreased to 19.6% from 23.4% in the second quarter of fiscal 2005.  As discussed above, freight, materials, fuel and packaging cost increases throughout the Company had a substantial negative impact on the gross profit reported in the second quarter of fiscal 2006.  Volume and price increases were insufficient to compensate for the change in the key cost factors.  The cost of fuel used in the manufacturing processes for the second quarter of fiscal 2006 increased 60.6% as compared to the second quarter of fiscal 2005.   Non-fuel manufacturing costs rose 4.5%, which had a negative impact on gross profit.  The increases in non-fuel manufacturing costs were seen in repairs, electricity, labor and benefits.

Operating expenses as a percentage of net sales for the second quarter of fiscal 2006 decreased to 14.4% compared to  17.1% for the second quarter of fiscal 2005.  The reductions in operating expenses were due to a decrease of approximately $480,000 in costs associated with the Company’s Sarbanes-Oxley Section 404 readiness effort.  Offsetting this decrease was an additional accrued expense for the incentive bonus plan.

Interest expense was up $86,000 for the second quarter of fiscal 2006 as compared to the same period in fiscal 2005 due to the new debt issuance discussed above in the Contractual Obligations section.  Interest income increased $112,000 from the second quarter of fiscal 2005 due to increases in the market rates and increases in investment balances.

The Company’s effective tax rate was 26.8% of pre-tax income in the second quarter of fiscal 2006 versus 26.3% in the second quarter of fiscal 2005.  The effective tax rate for fiscal 2006 was consistent with the final rate for fiscal 2005.

FOREIGN OPERATIONS

Net sales by the Company’s foreign subsidiaries during the six months ended January 31, 2006 were $8,165,000 or 8.0% of total Company sales.  This represents an increase of 12.3% from the first six months of fiscal 2005, in which foreign subsidiary sales were $7,270,000 or 7.8% of total Company sales.  This increase in sales was seen in both our UK and Canadian operations.  Branded and private label cat litter products both reported sales increases in Canada.  Expanded distribution contributed to part of this increase.  The increase in the UK sales was partially driven by new customers for that location.  Offsetting some of these increases in Canada was a decline in industrial products sales due to weaker industrial economic conditions in the market.  Much of the revenue increase was offset by increased material costs.  The Canadian operation faced material sourcing issues which contributed to part of the material cost increases. Escalating energy costs accounted for much of the rest of the increase.  For the six months ended January 31, 2006, the foreign subsidiaries reported earnings of $95,000, a decrease of $153,000 from the $248,000 earnings reported in the first six months of fiscal 2005.

Identifiable assets of the Company’s foreign subsidiaries as of January 31, 2005 were $13,062,000 compared to $11,575,000 as of January 31, 2005.   The increase was driven by increased cash and investments, inventories, accounts receivable, prepaid expenses and property, plant and equipment.

Net sales by the Company’s foreign subsidiaries during the second quarter of fiscal 2006 were $4,078,000 or 7.6% of total Company sales.  This represents an increase of 7.9% from the second quarter of fiscal 2005, in which foreign subsidiary sales were $3,781,000 or 7.6% of total Company sales.  For the second quarter of fiscal 2006, the foreign subsidiaries reported a loss of $147,000, a reduction of $262,000 from the $115,000 earnings reported in the second quarter of fiscal 2005.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following chart summarizes Common Stock repurchases for the three months ended January 31, 2006.

	ISSUER PURCHASES OF EQUITY SECURITIES

For the Three Months Ended January 31, 2006	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under Plans or Programs

November 1, 2005 to November 30, 2005	6,600	$17.72	6,600	677,004
December 1, 2005 to December 31, 2005	34,900	$18.03	34,900	642,104
January 1, 2006 to January 31, 2006	25,600	$17.61	25,600	616,504

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk and employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short-term investments.  The Company had two interest rate swap agreements as of January 31, 2006.  The Company believes that the market risk arising from holding its financial instruments is not material.

The Company is exposed to currency risk as it relates to certain accounts receivables and from the Company’s foreign operations.    The Company believes that the currency risk is immaterial to the overall presentation of the financial statements.

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

The table below provides information about the Company’s natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2006.  The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on February 24, 2006.

Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2006

	Expected 2006 Maturity	Fair Value

Natural Gas Future Volumes (MMBtu)	610,000	—
Weighted Average Price (Per MMBtu)	$7.62	—
Contract Amount ($U.S., in thousands)	$4,646.0	$5,699.9

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and concluded that disclosure controls and procedures were effective to ensure that information Oil-Dri is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Oil-Dri in the reports that it files or submits under the Exchange Act is accumulated and communicated to Oil-Dri’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in internal control over financial reporting.  During the quarter ended January 31, 2006, there were no changes in Oil-Dri’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Oil-Dri’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 6, 2005, the 2005 Annual Meeting of Stockholders of Oil-Dri Corporation of America was held for the purpose of considering and voting on two matters, summarized below.

1.	Election of Directors

The following schedule sets forth the results of the vote to elect directors.  A total of 18,596,530 shares were eligible to vote.  At the Meeting, shares were represented in person or by proxy with a total of 17,241,848 votes.

Director	Votes For

J. Steven Cole	17,189,175
Arnold W. Donald	17,181,575
Ronald B. Gordon	16,662,588
Daniel S. Jaffee	16,685,319
Richard M. Jaffee	16,662,019
Joseph C. Miller	16,670,735
Allan H. Selig	17,187,812
Paul E. Suckow	17,208,785

2.	Ratification of Registered Public Accounting Firm

The Audit Committee’s selection of PricewaterhouseCoopers LLP as the Company’s registered public accounting firm for the fiscal year ending July 31, 2006 was ratified by receiving 17,182,757 votes of a total 18,596,530 shares eligible to vote.

ITEM 6.  EXHIBITS

(a)	EXHIBITS:

	Exhibit 10(e)(4):	Third Amendment to Agreement, dated as of January 31, 2006, between Richard M. Jaffee and the Company.

	Exhibit 10(m)(7):	Third Amendment dated as of January 27, 2006 to Note Agreement dated as of April 15, 1998.

	Exhibit 10(t):	Note Agreement dated as of December 16, 2005, among the Company, The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.

	Exhibit 10(u):	Credit Agreement dated January 27, 2006, among the Company, certain subsidiaries of the Company and Harris N.A.

	Exhibit 11:	Statement Re: Computation of per share earnings

	Exhibit 31:	Rule 13a – 14(a) Certifications

	Exhibit 32:	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

BY	/s/ Andrew N. Peterson

Andrew N. Peterson
Vice President and Chief Financial Officer

BY	/s/ Daniel S. Jaffee

Daniel S. Jaffee
President and Chief Executive Officer

Dated:  March 9, 2006

EXHIBITS

Exhibit 10(e)(4)[1]:	Third Amendment to Agreement, dated as of January 31, 2006, between Richard M. Jaffee and the Company.

Exhibit 10(m)(7)[3] :	Third Amendment dated as of January 27, 2006 to Note Agreement dated as of April 15, 1998.

Exhibit 10(t)[2]:	Note Agreement dated as of December 16, 2005, among the Company, The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.

Exhibit 10(u)[3]:	Credit Agreement dated January 27, 2006, among the Company, certain subsidiaries of the Company and Harris N.A.

Exhibit 11:	Statement Re: Computation of per share earnings

Exhibit 31:	Rule 13a – 14(a) Certifications

Exhibit 32:	Section 1350 Certifications

Note:

Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213.

[1]	Incorporated by reference to Company’s Current Report on Form 8-K dated February 7, 2006.

[2]	Incorporated by reference to Company’s Current Report on Form 8-K dated December 16, 2005.

[3]	Incorporated by reference to Company’s Current Report on Form 8-K dated January 27, 2006.