Form 10-Q
period 2006-04-30
OIL DRI CORPORATION OF AMERICA
filed 2006-06-09
CIK 74046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2006

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

Common Stock – 4,106,897 Shares
Class B Stock – 1,457,842 Shares

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	April 30, 2006	July 31, 2005

ASSETS
Current Assets
Cash and cash equivalents	$7,825	$5,945
Investment in treasury securities	18,673	13,098
Investment in debt securities	302	392
Accounts receivable, less allowance of $701 and $609 at April 30, 2006 and July 31, 2005, respectively	25,711	23,611
Inventories	16,081	12,686
Prepaid overburden removal expense	1,503	1,370
Deferred income taxes	1,647	1,647
Prepaid expenses and other assets	5,639	4,347

Total Current Assets	77,381	63,096

Property, Plant and Equipment
Cost	155,026	149,471
Less accumulated depreciation and amortization	(106,287)	(101,573)

Total Property, Plant and Equipment, Net	48,739	47,898

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of $300 and $305 at April 30, 2006 and July 31, 2005, respectively	781	778
Debt issuance costs, net of accumulated amortization of $382 and $356 at April 30, 2006 and July 31, 2005, respectively	455	107
Licensing agreements, net of accumulated amortization of $2,510 and $2,359 at April 30, 2006 and July 31, 2005, respectively	929	1,080
Deferred income taxes	1,363	1,287
Other	4,300	4,163

Total Other Assets	12,990	12,577

Total Assets	$139,110	$123,571

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	April 30, 2006	July 31, 2005

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of notes payable	$4,080	$3,080
Accounts payable	5,884	5,228
Dividends payable	607	559
Accrued expenses:
Salaries, wages and commissions	3,363	3,741
Trade promotions and advertising	2,864	3,362
Freight	1,372	1,386
Other	6,195	5,178

Total Current Liabilities	24,365	22,534

Noncurrent Liabilities
Notes payable	31,160	20,240
Deferred compensation	3,845	3,650
Other	3,893	3,293

Total Noncurrent Liabilities	38,898	27,183

Total Liabilities	63,263	49,717

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 6,245,847 shares at April 30, 2006 and 5,965,560 shares at July 31, 2005	625	597
Class B Stock, par value $.10 per share, issued 1,800,083 shares at April 30, 2006 and 1,800,083 shares at July 31, 2005	180	180
Unrealized gain on marketable securities	58	38
Additional paid-in capital	18,223	13,871
Retained earnings	97,023	94,891
Restricted unearned stock compensation	(1,390)	(75)
Cumulative translation adjustment	208	(282)

	114,927	109,220
Less Treasury Stock, at cost (2,138,950 Common and 342,241 Class B shares at April 30, 2006 and 1,953,350 Common and 342,241 Class B shares at July 31, 2005)	(39,080)	(35,366)

Total Stockholders’ Equity	75,847	73,854

Total Liabilities & Stockholders’ Equity	$139,110	$123,571

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For The Nine Months Ended April 30

	2006	2005

Net Sales	$153,516	$141,851
Cost of Sales	124,499	110,845

Gross Profit	29,017	31,006
Gain on Sale of Long-Lived Assets	415	—
Selling, General and Administrative Expenses	(22,400)	(22,920)

Income from Operations	7,032	8,086
Other Income (Expense)
Interest expense	(1,608)	(1,332)
Interest income	743	320
Other, net	171	270

Total Other Expense, Net	(694)	(742)

Income Before Income Taxes	6,338	7,344
Income taxes	2,220	1,946

Net Income	4,118	5,398
Retained Earnings
Balance at beginning of year	94,891	90,985
Less cash dividends declared and treasury stock reissuances	1,986	1,872

Retained Earnings – April 30	$97,023	$94,511

Net Income Per Share
Basic Common	$0.81	$1.05

Basic Class B	$0.60	$0.79

Diluted	$0.71	$0.91

Average Shares Outstanding
Basic Common	4,011	4,049

Basic Class B	1,458	1,453

Diluted	5,805	5,948

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Nine Months Ended April 30

	2006	2005

Net Income	$4,118	$5,398
Other Comprehensive Income:
Unrealized gain on marketable securities	20	—
Cumulative translation adjustments	490	390

Total Comprehensive Income	$4,628	$5,788

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For The Three Months Ended April 30

	2006	2005

Net Sales	$51,764	$48,249
Cost of Sales	41,742	38,490

Gross Profit	10,022	9,759
Selling, General and Administrative Expenses	(7,399)	(6,805)

Income from Operations	2,623	2,954
Other Income (Expense)
Interest expense	(639)	(437)
Interest income	333	126
Other, net	69	71

Total Other Expense, Net	(237)	(240)

Income Before Income Taxes	2,386	2,714
Income taxes	1,163	742

Net Income	1,223	1,972
Net Income Per Share
Basic Common	$0.24	$0.38

Basic Class B	$0.18	$0.29

Diluted	$0.21	$0.33

Average Shares Outstanding
Basic Common	4,027	4,036

Basic Class B	1,458	1,458

Diluted	5,798	5,950

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Statements of Consolidated Income
(in thousands of dollars)
(unaudited)

	For The Three Months Ended April 30

	2006	2005

Net Income	$1,223	$1,972
Other Comprehensive Income:
Unrealized gain on marketable securities	4	—
Cumulative Translation Adjustments	116	99

Total Comprehensive Income	$1,343	$2,071

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	For The Nine Months Ended April 30

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,118	$5,398

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,384	5,635
Amortization of investment discount	(432)	(150)
Non-cash stock compensation expense	248	—
Excess tax benefits for share-based payments	(516)	—
Deferred income taxes	8	396
Provision for bad debts	207	(20)
(Gain) loss on the sale of long-lived assets	(346)	156
(Increase) Decrease in:
Accounts receivable	(2,307)	915
Inventories	(3,395)	(1,091)
Prepaid overburden removal expense	(133)	1,099
Prepaid expenses	(1,292)	(502)
Other assets	(40)	174
Increase (Decrease) in:
Accounts payable	1,089	(177)
Accrued expenses	127	(4,040)
Deferred compensation	195	2
Other liabilities	459	24

Total Adjustments	(744)	2,421

Net Cash Provided by Operating Activities	3,374	7,819

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,464)	(5,230)
Proceeds from sale of property, plant and equipment	1,003	21
Purchases of investments in debt securities	(3,302)	(250)
Maturities of investments in debt securities	3,398	1,985
Purchases of treasury securities	(48,803)	(21,393)
Dispositions of treasury securities	43,654	23,553

Net Cash Used in Investing Activities	(10,514)	(1,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(3,080)	(4,080)
Proceeds from issuance of long-term debt	15,000	—
Dividends paid	(1,775)	(1,647)
Purchase of treasury stock	(4,538)	(7,082)
Proceeds from issuance of treasury stock	631	258
Proceeds from issuance of common stock	2,332	3,405
Excess tax benefits for share-based payments	516	—
Other, net	269	246

Net Cash Provided by (Used in) Financing Activities	9,355	(8,900)

Effect of exchange rate changes on cash and cash equivalents	(335)	(242)
Net Increase (Decrease) in Cash and Cash Equivalents	1,880	(2,637)
Cash and Cash Equivalents, Beginning of Year	5,945	6,348

Cash and Cash Equivalents, April 30	$7,825	$3,711

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Notes To Consolidated Financial Statements
(Unaudited)

1.	BASIS OF STATEMENT PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions are eliminated.

The unaudited financial information reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.  Operating results for the three and nine months ended April 30, 2006 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2006.

The preparation of the unaudited financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures.  Estimates are revised periodically.  Actual results could differ from these estimates.

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

As part of its overall operations, the Company mines sorbent materials on property that it either owns or leases.  A significant part of the Company’s overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of the Company’s production processes.  The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid overburden removal expense is amortized over the estimated available material.  At April 30, 2006, the Company had $1,503,000 of prepaid overburden removal expense recorded on its Consolidated Balance Sheet.  During the first nine months of fiscal 2006, the Company amortized to current expense approximately $1,629,000 of previously recorded prepaid expense.  See the discussion in Note 4 regarding EITF Issue No. 04-06,  “Accounting for Stripping Costs in the Mining Industry”, which will change the Company’s reporting of post-production stripping costs beginning in the first quarter of fiscal year 2007.

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

2.	INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	April 30, 2006	July 31, 2005

Finished goods	$9,031	$7,257
Packaging	3,610	3,310
Other	3,440	2,119

	$16,081	$12,686

Inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs.  The Company performs a review of its inventory items to determine if an obsolescence reserve adjustment is necessary.  The review surveys all of the Company’s operating facilities and sales groups to ensure that both historical issues and new market trends are considered.  The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date.  The inventory obsolescence reserve values at April 30, 2006 and July 31, 2005 were $439,000 and $301,000, respectively.

3.	PENSION AND OTHER POST RETIREMENT BENEFITS

The components of net periodic pension benefits cost of the Company sponsored defined benefit plans were as follows:

	PENSION PLANS

	Three Months Ended		Nine Months Ended

	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005

	(dollars in thousands)		(dollars in thousands)
Components of net periodic pension benefit cost
Service cost	$244	$195	$732	$589
Interest cost	255	235	764	713
Expected return on plan assets	(274)	(242)	(821)	(706)
Net amortization	32	6	97	30

	$257	$194	$772	$626

The Company has funded the plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974 (ERISA), as amended.  The Company did not make a contribution to its pension plan during the first or second quarters, however the Company made a $500,000 contribution to the pension plan during the third quarter of fiscal 2006.

	POST RETIREMENT HEALTH BENEFITS

	Three Months Ended		Nine Months Ended

	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005

	(dollars in thousands)		(dollars in thousands)
Components of net periodic postretirement benefit cost
Service cost	$18	$14	$54	$40
Interest cost	14	11	42	35
Amortization of net transition obligation	4	4	12	12
Net actuarial loss	2	1	9	1

Recognized actuarial loss	$38	$30	$117	$88

The Company’s plan covering postretirement health benefits is an unfunded plan.

4.	RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2005, the Financial Accounting Standards Board ratified the consensus reached in EITF Issue No. 04-06 (“Issue 04-06”), “Accounting for Stripping Costs in the Mining Industry”.  The consensus will be effective for the first fiscal period in the fiscal year beginning after December 15, 2005.  The consensus on Issue 04-06 calls for post-production stripping costs to be treated as a variable inventory production cost.  As a result, such costs are subject to inventory costing procedures in the period they are incurred.

The Company has concluded that once Issue 04-06 becomes effective, which for the Company will be the first quarter of fiscal 2007, the Company will be required to write off the amount of its prepaid overburden removal expense account at August 1, 2006 as a cumulative effect adjustment to its opening balance of retained earnings.  Although the write-off adjusts the opening balance of retained earnings, it will also reduce the Company’s earnings per share in the first quarter of fiscal 2007.  The value of the Prepaid overburden removal expense account at April 30, 2006 was $1,503,000.  Also, on an ongoing basis the Company expects not to defer and amortize the vast majority of its overburden removal expenses.  Post-production overburden removal costs will be considered variable production expenses and will be included in cost of sales expense in the period they are incurred; however, in accordance with Issue 04-06, the Company will continue to defer and amortize the pre-production overburden removal costs associated with opening a new mine.  The Company expects these changes to result in increased earnings volatility on a quarterly, but not an annual, basis.

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

Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of the Company’s production facilities; however, the Company has estimated the segment asset allocations as follows:

	Assets

	April 30, 2006	July 31, 2005

	(in thousands)
Business to Business Products	$34,988	$31,376
Retail and Wholesale Products	60,097	57,393
Unallocated Assets	44,025	34,802

Total Assets	$139,110	$123,571

	Nine Months Ended April 30,

	Net Sales		Income

	2006	2005	2006	2005

	(in thousands)
Business to Business Products	$54,266	$48,280	$11,483	$10,408
Retail and Wholesale Products	99,250	93,571	5,738	8,386

Total Sales/Operating Income	$153,516	$141,851	17,221	18,794

Gain on sale of long-lived Assets (1)			415	—
Less:
Corporate Expenses			10,433	10,438
Interest Expense, net of
Interest Income			865	1,012

Income before Income Taxes			6,338	7,344
Income Taxes			2,220	1,946

Net Income			$4,118	$5,398

(1) See note 6 for a discussion of the sale of water rights.

	Three Months Ended April 30,

	Net Sales		Income

	2006	2005	2006	2005

	(in thousands)
Business to Business Products	$19,157	$17,831	$4,295	$3,648
Retail and Wholesale Products	32,607	30,418	1,801	2,440

Total Sales/Operating Income	$51,764	$48,249	6,096	6,088

Less:
Corporate Expenses			3,404	3,063
Interest Expense, net of
Interest Income			306	311

Income before Income Taxes			2,386	2,714
Income Taxes			1,163	742

Net Income			$1,223	$1,972

6.	SALE OF WATER RIGHTS

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

Prior to the adoption of FAS 123-R, the Company applied APB 25 to account for its stock-based awards.  Under APB 25, the Company generally only recorded stock-based compensation expense for restricted stock, which amounted to $15,000 ($11,000 after tax) as of April 30, 2005.  Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options.  Beginning with its 2006 fiscal year, with the adoption of FAS 123-R, the Company recorded stock-based compensation expense for the cost of stock options and restricted stock (together, “Employee Stock-Based Awards”).  Stock-based compensation expense for the first nine months of fiscal 2006 was $248,000 ($181,000 after tax).  The effect on basic and diluted earnings per share was approximately $.03 per share.

The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Awards been recorded in the first nine months of fiscal 2005 based on the fair value method under FAS 123.  The amounts computed in accordance with FAS 123-R for the first nine months of fiscal 2006 are included in the table below only to provide the detail for a comparative presentation to the first nine months of fiscal 2005.

	Three Months Ended (dollars in thousands, except per share data)		Nine Months Ended (dollars in thousands, except per share data)

	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005

Reported net income	$1,223	$1,972	$4,118	$5,398

Add: Total stock-based compensation expense included in reported net income, net of related tax effects	84	4	181	11

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(84)	(103)	(181)	(254)

Pro forma net income	$1,223	$1,873	$4,118	$5,155
Earnings per share:
Basic Common – as reported	$0.24	$0.38	$0.81	$1.05
Basic Common – pro forma	$0.24	$0.37	$0.81	$1.00

Basic Class B Common – as reported	$0.18	$0.29	$0.60	$0.79
Basic Class B Common – pro forma	$0.18	$0.27	$0.60	$0.75

Diluted – as reported	$0.21	$0.33	$0.71	$0.91
Diluted – pro forma	$0.21	$0.31	$0.71	$0.87

In the first nine months of fiscal 2006, the adoption of FAS 123-R resulted in incremental stock-based compensation expense, for the cost of stock options of $177,000 ($130,000 after tax) that would not have otherwise been recognized.  The effect on basic and diluted earnings per share was approximately $.02 per share.

Stock Options

The Company’s 1995 Long Term Incentive Plan (“1995 Plan”) provided for grants of both incentive and non-qualified stock options principally at an option price per share of 100% of the fair market value of the Company’s Class A Common Stock or if no Class A Common Stock is outstanding the Company’s Common Stock (“Stock”) on the date of grant.  Stock options were generally granted with a five-year vesting period and a 10-year term.  The stock options vest 25% two years after the grant date and 25% in each of the three following anniversaries of the grant date.  This plan expired for purposes of issuing new grants on August 5, 2005.

On March 14, 2006, the Company’s Board of Directors unanimously approved adoption of the Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”), subject to approval by the Company’s stockholders. The Company expects to present the plan to stockholders for approval at the December 2006 annual meeting of stockholders.  The 2006 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards.  Employees and non-employee directors of the Company are eligible to receive grants under the 2006 Plan.  The total number of shares of Stock subject to grants under the 2006 Plan may not exceed 750,000.   In the third quarter of fiscal year 2006, 72,000 shares of restricted stock and an option grant covering 10,000 shares of Stock (as defined in the 2006 Plan) were granted under the 2006 Plan.  Because the Company’s executive officers, directors and their affiliates control a majority of the aggregate voting power of the Company, the awards have met the grant date criteria established by FAS 123-R.  However, no grants issued under the 2006 Plan will be exercisable or payable to a participant prior to approval of the 2006 Plan by the Company’s stockholders.

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

Included in the Company’s stock-based compensation expense in the first nine months of fiscal 2006 is the cost related to the unvested portion of grants issued after August 1, 2000 and grants issued after July 31, 2005.  The stock options granted before August 1, 2000 were fully vested as of the beginning of fiscal 2006.

The fair value of the fiscal 2005 stock options was estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used during the full fiscal 2005 were:  volatility, 35.1%; risk free interest rate, 4.1%; expected life 5.4 years; dividend rate, 2.5%.  One grant covering 10,000 shares was issued in the third quarter of fiscal 2006. The assumptions used to value this grant were: volatility, 23.64%; risk free interest rate, 4.67%; expected life 5.4 years; dividend rate, 2.5%.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected life (estimated period of time outstanding) of the options granted was estimated using the historical and future expected exercise behavior of employees.  Expected volatility was based on historical volatility for a period of five years, ending the day of grant, and calculated on a daily basis.  The dividend rate is based on the actual dividend and share price on the grant date.

Changes in the Company’s stock options as of April 30, 2006 were as follows:

	(shares in thousands)

	Number of Options	Weighted Average Exercise Price

Options outstanding, beginning of year	1,010	$10.59
Granted	10	19.21
Exercised	(260)	11.35
Cancelled	(7)	9.78

Options outstanding, end of quarter	753	$10.45

Options exercisable, end of quarter	375	$10.28

The weighted average remaining contractual term was 5.6 years for all stock options outstanding and 4.3 years for options exercisable as of April 30, 2006.  The total intrinsic value was approximately $7,874,000 for stock options outstanding and $3.8 million for stock options exercisable as of April 30, 2006.  The total intrinsic value for stock options exercised during the first three quarters of fiscal 2006 was $1,992,000.

The amount of cash received from the exercise of stock options was $2,001,000 and the related tax benefit was $384,000 for the three months ending April 30, 2006.  The amount of cash received from the exercise of stock options was $2,953,000 and the related tax benefit was $526,000 for the nine months ending April 30, 2006.

Restricted Stock

The Company’s 1995 Plan and 2006 Plan both provide for grants of restricted stock.  The vesting schedule varies but the vesting period has generally been less than three years.  The fair value of restricted stock is the excess of the market price of Common Stock at the date of grant over the exercise price, which is zero.

Included in the Company’s stock-based compensation expense in the first nine months of fiscal 2006 is a portion of the cost related to the unvested restricted stock granted in fiscal 2005 and the 72,000 shares of restricted stock granted in fiscal 2006.

Changes in the Company’s restricted stock as of April 30, 2006 were as follows:

	(shares in thousands)

	Restricted Shares	Weighted Average Grant Date Fair Value

Unvested restricted stock at July 31, 2005	5	$18.57

Granted	72	$19.25

Vested	(1)	$18.57

Unvested restricted stock at April 30, 2006	76	$19.21

8.	NEW DEBT INSTRUMENTS AND REVOLVING CREDIT AGREEMENT

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

On January 27, 2006, the Company entered into a new unsecured revolving credit agreement with Harris N.A. that is effective until January 27, 2009.  The credit agreement provides that the Company may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on the Company’s debt to earnings ratio, or a fixed rate as agreed between the Company and Harris N.A.  At April 30, 2006, the variable rates would have been 7.8% for the Harris’ prime rate or 5.8% for the LIBOR-based rate.  As of April 30, 2006, the Company had $15,000,000 available under this credit facility.  The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit the Company’s ability to incur additional indebtedness or to dispose of assets.  The agreement also requires the Company to maintain a minimum fixed coverage ratio and a minimum consolidated net worth.

9.	INCOME TAXES

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”).  The Act provides a deduction from taxable income equal to a stipulated percentage of qualified domestic production activities.  The deduction will be phased in starting in 2005 through 2010.  In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union.    The Company is currently evaluating its actions related to this matter.

Also, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  The Company has determined that it will repatriate previously untaxed accumulated foreign earnings and profits from its Swiss and Canadian operations.  The Company has recorded an additional tax expense of $525,000 in the third quarter related to the anticipated repatriation, which correspondingly increased the Company’s effective tax rate.  Excluding this additional tax expense, the Company’s effective tax rate for both the three months and nine months ending April 30, 2006 would have been consistent with the final tax rate for fiscal 2005 as shown in the table below:

(dollars in thousands)	Three Months Ended April 30, 2006	Nine Months Ended April 30, 2006

Income Before Income Taxes	$2,386	$6,338
Income Taxes	$1,163	$2,220
Effective Tax Rate	48.7%	35.0%
Income Taxes (excluding $525 repatriation tax expense)	$638	$1,695
Effective Tax Rate (excluding $525 repatriation tax expense)	26.7%	26.7%

10.	SUBSEQUENT EVENT

On June 6, 2006 the Company’s Board of Directors announced a five-for-four stock split, to be effected by a stock dividend of one-quarter share for each outstanding share of the Company’s Common Stock and Class B Stock.  The stock dividend will be payable on September 8, 2006 to stockholders of record at the close of business on August 4, 2006.  The stock dividend will be paid only in whole shares; any fractional shares resulting from the stock split will be accumulated by the Company’s transfer agent, sold and then distributed in the form of cash on a pro rata basis to any stockholders who would have received fractional shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2006 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2005

RESULTS OF OPERATIONS

Consolidated net sales for the nine months ended April 30, 2006 were $153,516,000, an increase of 8.2% from net sales of $141,851,000 in the first nine months of fiscal 2005.  Net income for the first nine months of fiscal 2006 was $4,118,000, a decrease of 23.7% from net income of $5,398,000 in the first nine months of fiscal 2005.

Fiscal 2006’s net income was positively impacted by a 12.4% increase in sales for the Business to Business Products Group and a 6.1% increase in the sales for the Retail and Wholesale Products Group.  These sales improvements were driven by both tons sold growth and pricing increases for the Business to Business Products Group and pricing increases in the Retail and Wholesale Products Group.  Overall, the Company reported a 1.5% total tons sold increase for the first nine months of fiscal 2006 from the first nine months of fiscal 2005.  Also, positively impacting net income for the nine months was a gain on the sale of long-lived assets.  See Note 6 for a discussion of this gain.

Negatively impacting the results for the first nine months of fiscal 2006 were substantial material, packaging and freight cost increases, which were experienced throughout the Company.  These cost increases were generally driven directly or indirectly by the higher cost of energy being experienced by the world economy.  The impact of the cost increases were experienced by both the Company’s domestic and foreign operations and overcame the sales volume and price increases described above.  Diluted net income per share for the first nine months of fiscal 2006 was $0.71 versus $0.91 diluted net income per share reported for the first nine months of fiscal 2005.

Net sales of the Business to Business Products Group for the first nine months of fiscal 2006 were $54,266,000, an increase of $5,986,000 from net sales of $48,280,000 in the first nine months of fiscal 2005.  Strong sales growth was seen in agricultural carriers, co-manufactured and fluids purification products.  Agricultural carrier sales increased 23.9% due to higher prices and 15.1% higher volumes.  The agricultural carrier business returned to more normal levels, based on historical sales, in the first nine months of fiscal 2006 compared to fiscal 2005.  Co-manufactured products sales increased 11.2% due to price increases.  Fluids purification products reported a 13.1% sales increase due to price increases and 8.5% higher volumes.  Bleaching earth and filtration products benefited from sales efforts to increase their presence in the marketplace.  Sports products sales were down 8.9% due to lower sales to golf courses.  Animal health and nutrition products sales were down slightly compared to the first nine months of fiscal 2005.  The warm winter weather and a declining chicken market due to avian bird flu concerns resulted in lower sales of Poultry Guard.  The Business to Business Products Group’s segment income increased 10.3% from $10,408,000 in the first nine months of fiscal 2005 to $11,483,000 in the first nine months of fiscal 2006.  Like the Retail and Wholesale Products Group, the Business to Business Products Group experienced substantial increases in material and freight costs.

Net sales of the Retail and Wholesale Products Group for the first nine months of fiscal 2006 were $99,250,000, an increase of $5,679,000 from net sales of $93,571,000 reported in the first nine months of fiscal 2005.  Sales of branded cat litter increased 6.5% compared to the first nine months of fiscal 2005.  The Company’s branded scoopable litter products drove the sales growth with an 18.2% increase due to reduced trade spending and 12.0% higher volumes.  The higher volumes were driven by increases in existing base business, new distribution and new product offerings.  Private label cat litter sales were up 5.7% compared to the first nine months of fiscal 2005.  Private label sales were up due to price increases and a 4.3% volume increase.  The Company’s floor absorbent net sales increased 7.0% due to increased prices.  The Retail and Wholesale Products Group’s segment income decreased 31.6% from $8,386,000 in the first nine months of fiscal 2005 to $5,738,000 in the first nine months of fiscal 2006.  Driving the segment income decline was a 12.0% increase in material costs, a 15.7% increase in packaging costs and a 7.5% increase in freight costs.  Transportation and manufacturing fuel costs and resin prices have increased as the cost of oil has increased.  Bag stock costs have also increased as the price of paper has increased.  Price increases and reductions of selling and advertising expenses offset some of the increased freight, packaging and materials costs.

Consolidated gross profit as a percentage of net sales for the first nine months of fiscal 2006 decreased to 18.9% from 21.9% in the first nine months of fiscal 2005.  As discussed above, freight, materials, fuel and packaging cost increases throughout the Company had a substantial negative impact on the gross profit reported in the first nine months of fiscal 2006.  Volume and price increases were insufficient to compensate for the change in the key cost factors.  The cost of fuel used in the manufacturing processes for the first nine months of fiscal 2006 increased 62.7% as compared to the first nine months of fiscal 2005.  Non-fuel manufacturing costs rose 3.4%, which had a negative impact on gross profit.  The increases in non-fuel manufacturing costs were seen in repairs, electricity, and waste disposal costs.

Operating expenses as a percentage of net sales for the first nine months of fiscal 2006 decreased to 14.3% compared to the 16.2% for the first nine months of fiscal 2005.  Excluding the gain on long-lived assets, the operating expenses for the first nine months of fiscal 2006 would have been 14.6%.  The reduction in fiscal 2006 operating expenses was due to a decrease of approximately $547,000 in costs associated with the Company’s Sarbanes-Oxley Section 404 readiness efforts.  Also, the Retail and Wholesale Products Group costs decreased due to approximately $388,000 lower advertising expenses.

Interest expense was up $276,000 for the first nine months of fiscal 2006 as compared to the same period in fiscal 2005 due to the new debt issuance described in Liquidity and Capital Resources.  Interest income increased $423,000 from the first nine months of fiscal 2005 due to increases in the market rates and increases in investment balances.

The Company’s effective tax rate was 35.0% of pre-tax income in the first nine months of fiscal 2006 versus 26.5% in the first nine months of fiscal 2005.  The tax expense for the first nine months of fiscal 2006 included an additional $525,000 estimated tax impact for the planned repatriation of previously accumulated untaxed foreign earnings and profits as discussed in Note 9.  Excluding this additional tax expense, the Company’s effective tax rate would have been 26.7%, which was consistent with the final rate for fiscal 2005.

Total assets of the Company increased $15,539,000 or 12.6% during the first nine months of fiscal 2006.  Current assets increased $14,285,000 or 22.6% from fiscal 2005 year-end balances, primarily due to increases in investments, inventory, accounts receivables, cash and cash equivalents and prepaid expenses.  The changes in accounts receivable, cash and cash equivalents and investments are described in Liquidity and Capital Resources.  Inventories increased due to higher cost of materials, normal seasonality and anticipated new business.    The increase in prepaid expenses is due to timing of prepaid insurance premium payments.

Property, plant and equipment, net of accumulated depreciation, increased $841,000 or 1.8% during the first nine months of fiscal 2006.  The increase was driven by purchases of machinery and equipment.

Total liabilities increased $13,546,000 or 27.2% during the first nine months of fiscal 2006.  Current liabilities increased $1,831,000 or 8.1% during the first nine months of fiscal 2006.  The increase in current liabilities was mostly driven by an increase in current maturities of notes payable, other accrued expenses and accounts payable.  The increases in accrued expenses and accounts payable follow the increases the Company has experienced in its energy and packaging costs.  The decrease in accrued trade spending is due to the reduction of programs.  The decrease in salaries payable was consistent with the timing of the discretionary bonus accrual.  Non-current liabilities increased $11,715,000 or 43.1%.   The increase in notes payable was due to the $15,000,000 new debt issuance described in Contractual Obligations.   The increase in other non-current liabilities is primarily due to increased pension, post-retirement health and royalty liabilities.

EXPECTATIONS

Beginning with fiscal 2006, the Company is no longer providing quarterly or annual earnings per share guidance.  This change allows management to focus on making the best decisions based on long-term strategies.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $12,454,000 during the first nine months of fiscal 2006 to $53,016,000 at April 30, 2006.  The primary reasons for the change were increases in investments, accounts receivable, inventory, prepaid expenses and cash and a decrease in accrued salaries and accrued trade promotions and advertising.  These increases were partially offset by increases in current maturities of notes payable, other accrued expenses, accounts payable and dividends payable.

Cash and cash equivalents increased $1,880,000 during the first nine months of fiscal 2006 to $7,825,000 at April 30, 2006.  Investments in debt and treasury securities increased $5,485,000.

The following table sets forth certain elements of the Company’s Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended

	April 30, 2006	April 30, 2005

Net cash provided by operating activities	$3,374	$7,819
Net cash used in investing activities	(10,514)	(1,314)
Net cash provided by (used in) financing activities	9,355	(8,900)
Net increase (decrease) cash and cash equivalents	1,880	(2,637)

During the first nine months of fiscal 2006, cash flow generated from operations was primarily the result of net income of $4,118,000 and an aggregate of $4,952,000 of non-cash charges for depreciation and amortization and amortization of investment discount, offset by a net change in operating assets and liabilities.  Cash was provided by increases in accounts payable of $1,089,000 due to timing of payments and increased energy and packaging costs.  An offsetting increase in accounts receivable of $2,307,000 resulted from increased sales.  The sales for the third quarter of fiscal 2006 were $51,764,000, while the sales for the fourth quarter of fiscal 2005 were $46,017,000.  Inventories increased $3,396,000 due to higher cost of materials and normal seasonality.  Prepaid expenses increased $1,291,000 due to normal seasonal timing.

Cash was used in investing activities during the nine months ended April 30, 2006 to fund capital expenditures of $6,464,000 and to purchase treasury securities of $5,149,000 (net of dispositions).  The major increase in investments in treasury securities was the utilization of the funds from the new long-term debt agreement.  Cash proceeds from investing activities came from the sale of property, plant and equipment of $1,003,000 and maturities of debt securities of $96,000 (net of purchases).

Cash was provided by financing activities during the nine months ended April 30, 2006 primarily from proceeds from issuance of long-term debt of $15,000,000.  A description of the new debt issuance is set forth below and additional information is available in Note 8.  Cash was also provided by issuance of Common Stock of $2,332,000 and Treasury Stock of $631,000.  Most of these proceeds were related to stock option exercises.  Cash was used in financing operations to purchase Treasury Stock of $4,538,000, to make payments on long-term debt of $3,080,000 and to make dividend payments of $1,775,000.

Total cash and investment balances held by the Company’s foreign subsidiaries at April 30, 2006 and July 31, 2005 were $4,061,000 and $3,427,000, respectively.

CONTRACTUAL OBLIGATIONS

The table listed below depicts the Company’s Contractual Obligations and Commercial Commitments at April 30, 2006 for the timeframes listed:

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Long-Term Debt	$35,240,000	$4,080,000	$9,660,000	$6,700,000	$14,800,000
Interest on Long-Term Debt	10,013,000	2,123,000	3,382,000	2,380,000	2,128,000
Pension & Post Retirement	8,230,000	561,000	1,272,000	1,397,000	5,000,000
Operating Leases	11,785,000	2,872,000	2,402,000	1,748,000	4,763,000
Unconditional Purchase Obligations	7,879,000	6,562,000	1,317,000	—	—

Total Contractual Cash Obligations	$73,147,000	$16,198,000	$18,033,000	$12,225,000	$26,691,000

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

The unconditional purchase obligations represent forward purchase contracts the Company has entered into for a portion of its natural gas fuel needs for fiscal 2006 and 2007.  As of April 30, 2006, the remaining purchase obligation for fiscal 2006 contracts was $1,760,000 for 250,000 MMBtu and for fiscal 2007 contracts was $6,119,000 for 670,000 MMBtu.  These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

OTHER COMMERCIAL COMMITMENTS

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Standby Letters of Credit	$3,125,000	$3,125,000	$—	$—	$—
Other Commercial Commitments	9,068,000	9,068,000	—	—	—
Guarantees	3,426,000	769,000	157,000	2,500,000	—

Total Commercial Commitments	$15,619,000	$12,962,000	$157,000	$2,500,000	$—

The Company’s normal operating  liquidity needs have been, and are expected to be, met through internally generated funds and, to the extent needed, borrowings under the Company’s revolving credit facility with Harris N.A.  On January 27, 2006, the Company entered into a new unsecured revolving credit agreement with Harris N.A. that is effective until January 27, 2009.  The credit agreement provides that the Company may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on the Company’s debt to earnings ratio, or a fixed rate as agreed between the Company and Harris N.A.  At April 30, 2006, the variable rates would have been 7.8% for the Harris’ prime-based rate or 5.8% for the LIBOR-based rate.  The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit the Company’s ability to incur additional indebtedness or to dispose of assets.  The agreement also requires the Company to maintain a minimum fixed coverage ratio and a minimum consolidated net worth.  As of April 30, 2006, the Company had $15,000,000 available under this credit facility and was in compliance with its covenants.

The Company believes that cash flow from operations, availability under its revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations.  The Company’s ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the Credit Agreement, depends on its future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors.  The timing and size of any new business ventures or acquisitions that the Company completes may also impact the cash requirements.

The Company, as part of its normal course of business, guarantees certain debts and trade payables of its wholly owned subsidiaries.  These arrangements are made at the request of the subsidiaries’ creditors, as separate financial statements are not distributed for the wholly owned subsidiaries.  As of April 30, 2006, the value of these guarantees was $500,000 of short-term liabilities, $426,000 of lease liabilities and $2,500,000 of long-term debt.

THREE MONTHS ENDED APRIL 30, 2006 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2005

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended April 30, 2006 were $51,764,000, an increase of 7.3% from net sales of $48,249,000 in the third quarter of fiscal 2005.  Net income for the third quarter of fiscal 2006 was $1,223,000, a decrease of 38.0% from net income of $1,972,000 earned in the third quarter of fiscal 2005.

Net income for the third quarter of fiscal 2006 was positively impacted by a 7.4% growth in sales for the Business to Business Products Group and a 7.2% increase in the sales for the Retail and Wholesale Products Group.  These sales improvements were driven by price increases implemented to cover rising costs for both business segments.

Negatively impacting the results for the third quarter of fiscal 2006 were substantial material, packaging and freight cost increases.  These cost increases were generally driven directly or indirectly by the higher cost of energy being experienced by the world economy.  The impact of the cost increases were experienced by both the Company’s domestic and foreign operations and exceeded the price increases described above.  Diluted net income per share for the third quarter of fiscal 2006 was $0.21 versus $0.33 diluted net income per share reported for the third quarter of fiscal 2005.

Net sales of the Business to Business Products Group for the third quarter of fiscal 2006 were $19,157,000, an increase of $1,326,000 from net sales of $17,831,000 in the third quarter of fiscal 2005.  Sales growth was seen in fluids purification products, co-manufactured products and agricultural carrier products.  Fluids purification products reported a 24.3% sales increase due to 19.6% higher volumes and price increases.  Bleaching earth and filtration products experienced growth in both foreign and domestic markets.  Co-manufactured product sales increased 9.1% and agricultural carrier sales increased 6.8% due to higher prices.  Offsetting these sales increases were decreases in animal health and nutrition and sports products.  Animal health and nutrition products sales decreased 9.3% with a 6.2% decrease in volume.  The warm winter weather and a declining chicken market due to avian flu concerns resulted in lower sales of Poultry Guard.  Sports product sales were down 14.8% due to lower sales to golf courses.  The Business to Business Products Group’s segment income increased 17.7% from $3,648,000 in the third quarter of fiscal 2005 to $4,295,000 in the third quarter of fiscal 2006.  The higher net selling price overcame the increases in material and freight costs.

Net sales of the Retail and Wholesale Products Group for the third quarter of fiscal 2006 were $32,607,000, an increase of $2,189,000 from net sales of $30,418,000 reported in the third quarter of fiscal 2005.  Sales of private label cat litter increased 13.7% compared to the third quarter of fiscal 2005 due to a 9.6% increase in volume and price increases.  The Company’s branded scoopable litter products experienced continued sales growth due to increases in existing base business, new distribution and new products.  The Company’s floor absorbent business increased 11.0% due to price increases.  The Retail and Wholesale Products Group’s segment income decreased 26.2% from $2,440,000 in the third quarter of fiscal 2005 to $1,801,000 in the third quarter of fiscal 2006.  Driving the segment income decline was an 8.3% increase in material costs, a 12.3% increase in packaging costs and a 7.4% increase in freight costs.  Transportation and manufacturing fuel costs and resin prices have increased as the cost of oil has increased.  Bag stock costs have also increased as the price of paper has increased.  Price increases offset some of the increased freight, packaging and materials costs.

Consolidated gross profit as a percentage of net sales for the third quarter of fiscal 2006 decreased to 19.4% from 20.2% in the third quarter of fiscal 2005.  As discussed above, freight, materials, fuel and packaging cost increases throughout the Company had a substantial negative impact on the gross profit reported in the third quarter of fiscal 2006.  Volume and price increases were insufficient to compensate for the change in the key cost factors.  The cost of fuel used in the manufacturing processes for the third quarter of fiscal 2006 increased 43.6% as compared to the third quarter of fiscal 2005.

Operating expenses as a percentage of net sales for the third quarter of fiscal 2006 were 14.3%, which is consistent with the 14.1% for the third quarter of fiscal 2005.

Interest expense was up $202,000 for the third quarter of fiscal 2006 as compared to the same period in fiscal 2005 due to the new debt issuance discussed in the Contractual Obligations section.  Interest income increased $207,000 from the third quarter of fiscal 2005 due to increases in the market rates and increases in investment balances.

The Company’s effective tax rate was 48.7% of pre-tax income in the third quarter of fiscal 2006 versus 27.3% in the third quarter of fiscal 2005.  The tax expense for the third quarter of fiscal 2006 included an additional $525,000 estimated tax impact for the planned repatriation of previously accumulated untaxed foreign earnings and profits as discussed in Note 9.  Excluding this additional tax expense, the Company’s effective tax rate would have been 26.7%, which was consistent with the final rate for fiscal 2005.

FOREIGN OPERATIONS

Net sales by the Company’s foreign subsidiaries during the nine months ended April 30, 2006 were $12,155,000 or 7.9% of total Company sales.  This represents an increase of 10.5% from the first nine months of fiscal 2005, in which foreign subsidiary sales were $10,998,000 or 7.8% of total Company sales.  This increase in sales was seen in both the United Kingdom and Canadian operations.  The Canadian operations reported sales increases in both branded and private label cat litter products..  Expanded distribution and price increases contributed to part of this increase.  The increase in the United Kingdom sales was partially driven by new customers for that location.  Offsetting some of these increases in Canada was a decline in industrial products sales due to weaker industrial economic conditions in the market.  Much of the revenue increase was offset by increased material costs.  The Canadian operation faced material sourcing issues which contributed to part of the material cost increases. Escalating energy costs accounted for much of the rest of the increase.  For the nine months ended April 30, 2006, the foreign subsidiaries reported earnings of $237,000, a decrease of $74,000 from the $311,000 earnings reported in the first nine months of fiscal 2005.

Identifiable assets of the Company’s foreign subsidiaries as of April 30, 2006 were $13,230,000 compared to $12,148,000 as of April 30, 2005.   The increase was driven by increased cash and investments, inventories, accounts receivable, prepaid expenses and property, plant and equipment.

Net sales by the Company’s foreign subsidiaries during the third quarter of fiscal 2006 were $3,990,000 or 7.7% of total Company sales.  This represents an increase of 7.0% from the third quarter of fiscal 2005, in which foreign subsidiary sales were $3,728,000 or 7.7% of total Company sales.  For the third quarter of fiscal 2006, the foreign subsidiaries reported net income of $142,000, a reduction of $79,000 from the $63,000 income reported in the third quarter of fiscal 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk and employs policies and procedures to manage its exposure to changes in the market risk of its cash equivalents and short-term investments.  The Company had two interest rate swap agreements as of April 30, 2006.  The Company believes that the market risk arising from holding its financial instruments is not material.

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

The Company is exposed to commodity price risk with respect to natural gas.  The Company has contracted for a portion of its fuel needs for fiscal 2006 and 2007 using forward purchase contracts to manage the volatility related to this exposure.  These contracts will reduce the volatility in fuel prices.  The weighted average cost of the fiscal 2006 contracts has been estimated to be approximately 18.9% higher than the contracts for fiscal 2005.  The weighted average cost of the fiscal 2007 contracts has been estimated to be approximately 21.7% higher than the contracts for fiscal 2006.    These contracts were entered into during the normal course of business and no contracts were entered into for speculative purposes.

The table below provides information about the Company’s natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2006 and July 31, 2007.  The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on May 12, 2006.

Commodity Price Sensitivity
Natural Gas Future Contracts
For the Year Ending July 31, 2006

	Expected 2006 Maturity	Fair Value

Natural Gas Future Volumes (MMBtu)	740,000	—
Weighted Average Price (Per MMBtu)	$7.50	—
Contract Amount ($U.S., in thousands)	$5,550.1	$6,437.3

Commodity Price Sensitivity
Natural Gas Future Contracts
For the Year Ending July 31, 2007

	Expected 2007 Maturity	Fair Value

Natural Gas Future Volumes (MMBtu)	670,000	—
Weighted Average Price (Per MMBtu)	$9.13	—
Contract Amount ($U.S., in thousands)	$6,118.8	$6,192.9

Factors that could influence the fair value of the natural gas contracts, include, but are not limited to, the creditworthiness of the Company’s natural gas suppliers, the overall general economy, developments in world events, and the general demand for natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world.  Some of these same events have allowed the Company to mitigate the impact of the natural gas contracts by the continued and in some cases expanded use of recycled oil in our manufacturing processes.  Accurate estimates of the impact that these contracts may have on the Company’s fiscal 2006 and 2007 financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.

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

(b)

Changes in internal control over financial reporting.  During the quarter ended April 30, 2006, there were no changes in Oil-Dri’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Oil-Dri’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following chart summarizes Common Stock repurchases for the three months ended April 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

For the Three Months Ended January 31, 2006	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under Plans or Programs

February 1, 2006 to February 28, 2006	—	—	—	616,504
March 1, 2006 to March 31, 2006	81,400	$19.06	81,400	535,104
April 1, 2006 to April 30, 2006	54,000	$21.48	54,000	481,104

ITEM 6.     EXHIBITS

	(a)	EXHIBITS:

		Exhibit 10(v)[1]:	Oil-Dri Corporation of America 2006 Long Term Incentive Plan.*

		Exhibit 10(w)[1]:	Restricted Stock Agreement, dated as of March 14, 2006, between Oil-Dri Corporation of America and Daniel S. Jaffee.*

		Exhibit 11:	Statement Re: Computation of per share earnings

		Exhibit 31:	Rule 13a – 14(a) Certifications

		Exhibit 32:	Section 1350 Certifications

*		Management contract or compensatory plan or arrangement.

[1]		Incorporated by reference to Company’s Current Report on Form 8-K dated March 14, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

BY	/s/ Andrew N. Peterson

Andrew N. Peterson
Vice President and Chief Financial Officer

BY	/s/ Daniel S. Jaffee

Daniel S. Jaffee
President and Chief Executive Officer

Dated: June 9, 2006

EXHIBITS

Exhibit 10(v)[1]:	Oil-Dri Corporation of America 2006 Long Term Incentive Plan.*

Exhibit 10(w)[1]:	Restricted Stock Agreement, dated as of March 14, 2006, between Oil-Dri Corporation of America and Daniel S. Jaffee.*

Exhibit 11:	Statement Re: Computation of per share earnings

Exhibit 31:	Rule 13a – 14(a) Certifications

Exhibit 32:	Section 1350 Certifications

Note:

Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213.

*	Management contract or compensatory plan or arrangement.

[1]	Incorporated by reference to Company’s Current Report on Form 8-K dated March 14, 2006.