Form 10-K
period 2006-07-31
OIL DRI CORPORATION OF AMERICA
filed 2006-10-20
CIK 74046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____to _____
___________________________

Commission File Number 0-8675
OIL-DRI CORPORATION OF AMERICA

Delaware	36-2048898
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213
(312) 321-1515

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which
Registered
Common Stock, par value $0.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐ No ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act:

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerate filer. See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 31, 2006 for accelerated filer purposes was $68,915,000.

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of September 29, 2006 was $72,272,000.

Number of shares of each class of Oil-Dri’s capital stock outstanding as of September 29, 2006:

Common Stock – 4,853,658 shares
Class B Stock – 1,909,797 shares
Class A Common Stock – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference: Oil-Dri’s Proxy Statement for its 2006 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than November 29, 2006 (120 days after the end of Oil-Dri’s fiscal year ended July 31, 2006), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

CONTENTS
Item		Page

PART I

1.	Business	5 – 10
1A.	Risk Factors	11 – 17
1B.	Unresolved Staff Comments	17
2.	Properties	17 - 18
3.	Legal Proceedings	18
4.	Submission of Matters to a Vote of Security Holders	18
	Executive Officers of the Registrant	19

PART II

5.	Market for Registrant's Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	20 - 21
6.	Selected Financial Data	22 - 23
7.	Management Discussion and Analysis of Financial
	Condition and the Results of Operations	23 - 35
7A.	Quantitative and Qualitative Disclosures About Market Risk	35 - 36
8.	Financial Statements and Supplementary Data	37 – 65
	Report of Independent Registered Public Accounting Firm	66
9.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	66

PART III

9A.	Controls and Procedures	67
9B.	Other Information	67
10.	Directors and Executive Officers of the Registrant	68
11.	Executive Compensation	68
12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	68
13.	Certain Relationships and Related Transactions	68
14.	Principal Accountants Fees and Services	68

PART IV

15.	Exhibits and Financial Statement Schedules	69 – 71
	Signatures	72 – 73
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.	74
	Schedule II -- Valuation and Qualifying Accounts	75
	Exhibit Index	76

FORWARD-LOOKING STATEMENTS

      Certain statements in this report, including, but not limited to, those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those statements elsewhere in this report and other documents we file with the Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs, and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. Words such as “expect,” “outlook,” “forecast,” “would”, “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “believe”, “may,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

      Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially including, but not limited to, those described in Item 1A (Risk Factors) below and other reports filed with the Securities and Exchange Commission. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

PART I

ITEM 1 – BUSINESS

      Oil-Dri Corporation of America was incorporated in 1969 in Delaware as the successor to an Illinois corporation incorporated in 1946; the Illinois corporation was the successor to a partnership that commenced business in 1941. Except as otherwise indicated herein or as the context otherwise requires, references herein to “Oil-Dri”, the “Company”, “we”, “us” or “our” are to Oil-Dri Corporation of America and its subsidiaries.

GENERAL BUSINESS DEVELOPMENTS

      During fiscal 2006 we continued to experience significant price increases for packaging, transportation, fuel and energy. The price increases were primarily driven by a global increase in demand for oil and by fuel supply interruptions as the result of damage to oil production facilities caused by hurricanes Katrina and Rita. These rising costs had a negative impact on our profit margins throughout the year. Our delivered cost of goods is very sensitive to increases in the costs of natural gas and fuel oil, as well as the costs of packaging materials, steel and diesel fuel. We were able to partially offset these higher costs by implementing energy surcharges and price increases and by focusing on internal cost reduction programs.

      We also continued to face an increasingly competitive environment in all of our markets. The retail market has become particularly competitive, partially due to the continued growth of high-volume retail stores. Continued pricing pressure and service demands from these and other customers led to several new initiatives during the fiscal year. We reorganized our management group in a manner that provides a better alignment with how we manage our business and the customers who buy our products. We created the Retail and Wholesale Products Group which is now headed by group President Wade R. Bradley. We also created the Business to Business Products Group which is currently being managed directly by Daniel Jaffee, President and CEO. We also implemented a company-wide focus on operational excellence, including initiatives to increase efficiencies at our manufacturing facilities and to create purchasing programs to reduce costs.

PRINCIPAL PRODUCTS

      We are a leader in developing, manufacturing and marketing sorbent products. Our sorbent products are principally produced from clay minerals and, to a lesser extent, other sorbent materials. Our sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of our absorbent clay products are Cat’s Pride and Jonny Cat premium cat litter and other cat litters. We also produce Oil-Dri Premium and Absorbs-It floor absorbents, Agsorb granular agricultural chemical carriers and ConditionAde animal feed binders. Adsorbent products attract liquids, impurities, metals and surfactants to themselves and form low-level chemical bonds. Examples of our adsorbent products are Oil-Dri synthetic sorbents, which are used for industrial cleanup, and Pure-Flo, Pure-Flo Supreme, Perform and Select bleaching clay products, which act as a filtration media for edible oils, fats and tallows. Also, our Ultra-Clear product serves as a clarification aid for petroleum-based oils and by-products. Both our absorbent and adsorbent products are described in more detail below.

Cat Litter Products

      We produce two types of cat litter products, traditional coarse and scoopable. Coarse litters have absorbent and odor controlling characteristics. Scoopable litters have the additional characteristic of clumping when exposed to moisture, allowing the consumer to selectively dispose of the used portion of the litter.

      Our coarse and scoopable products are sold under our Cat’s Pride and Jonny Cat brand names. We also package and market Cat’s Pride Kat Kit and Jonny Cat cat litter in a disposable tray, as well as Jonny Cat litter pan liners. We manufacture the Fresh Step brand of coarse cat litter for The Clorox Company (“Clorox”) and other private label cat litters. These other private label products are sold through independent food brokers and our sales force to major retail outlets.

      We have three long-term supply agreements (only one of which is material) under which we manufacture branded traditional litters for other marketers. Under these co-manufacturing relationships, the marketer controls all aspects of sales, marketing, distribution and the odor control formula and we are responsible for manufacturing. We have an agreement with Clorox under which Clorox has developed Fresh Step premium-priced coarse cat litter products and under which we have an exclusive right to supply Clorox’s requirements for Fresh Step coarse cat litter up to certain levels.

Industrial and Automotive Sorbent Products

      We manufacture products from both clay and synthetic materials that absorb oil, grease, water and other types of spills. These products are used in industrial, home and automotive environments. Our clay-based sorbent products, such as Oil-Dri floor absorbent, are used for floor maintenance in industrial applications to provide a non-slip and nonflammable surface for workers. These floor absorbents are used in automotive repair facilities and car dealerships to absorb oil and grease. They are also used in home applications in garages and driveways.

      Our Oil-Dri brand synthetic-based products use polypropylene materials. These products are sold in various forms, such as pads, rolls, socks and spill kits. These products are used to absorb oil, grease, water and most chemical spills.

      Industrial and automotive sorbent products are sold through a distribution network that includes industrial, auto parts, safety, sanitary supply, chemical and paper distributors. These products are also sold through environmental service companies, mass merchandisers and catalogs.

Bleaching Clay and Clarification Aid Products

      These products cover an array of bleaching, purification and filtration applications used by edible oil processors around the world. Our brands include Pure-Flo, Perform and Select bleaching clays and Ultra-Clear clarification aid.

      Bleaching clays are used by edible oil processors to adsorb unwanted moisture and other impurities in the processing of their vegetable oil products. Pure-Flo and Pure-Flo Supreme are used to remove impurities, such as color bodies, in various types of edible oils. Perform bleaching clays and Select adsorbents offer additional performance advantages to oil refiners. Perform products provide increased activity for hard-to-bleach oils. The Select line of products is used earlier in the refining process to adsorb impurities which allows the processor to eliminate a waste water stream.

      Ultra-Clear is a clarification aid used as filtration and purification mediums for jet fuel and other petroleum-based products.

      These products are marketed in the United States and in international markets. The products are supported by our team of technical sales employees as well as by agent representatives and the services of our research and development group.

Agricultural and Horticultural Products

      We produce a wide range of granular and powdered mineral absorbent products that are used as carriers for crop protection chemicals, agricultural drying agents, bulk processing aids, growing media components and sports field products. Our brands include Agsorb agricultural chemical carriers and drying agents; Flo-Fre, a highly absorbent microgranule flowability aid; Terra-Green growing media supplement; and Pro’s Choice sports field conditioners.

      Agsorb carriers are used as an alternative to agricultural sprays. The clay granules absorb crop protection chemicals, including herbicides, fungicides, insecticides and nematicides. The granules are then delivered directly into the ground resulting in a more precise application than chemical sprays. Agsorb drying agent is blended into fertilizers and pesticides applied by farmers to absorb moisture and reduce caking. Agsorb also acts as an anticaking agent for fertilizers and chemicals used in the lawn and garden market. Flo-Fre microgranules are used by grain processors and other large handlers of bulk products to soak up excess moisture. We employ technical sales people to market agricultural products in the United States.

      Pro’s Choice sports field products are used on baseball, football and soccer fields and on golf courses. Pro’s Choice soil conditioners are used in field construction or as top dressing to absorb moisture, suppress dust and improve field performance. These products are used to amend sand-based golf green construction, as well as other areas like tees and fairways, to help retain moisture and nutrients for better grass growth. Pro Mound packing clay is used to construct pitcher's mounds and batter's boxes. Rapid Dry drying agent is used to dry up puddles and slick spots after rain. Sports field products are used at all levels of play, including professional, college, high school and on municipal fields. These products are sold through a network of distributors specializing in sports turf products.

Animal Health and Nutrition Products

      We produce several products that are used in the livestock industry. ConditionAde branded products are used in animal feed to absorb naturally-occurring toxins within the feed and thereby improve animal health. Pel-Unite Plus binders are used in the manufacture of animal feeds to bind ingredients in feed pellets. Poultry Guard litter amendment is used in commercial poultry houses to neutralize harmful ammonia and pathogens.

BUSINESS SEGMENTS

      Historically, we had defined our business segments by product lines; however, we have grown to recognize that due to the various products’ manufacturing interdependencies and marketing synergies, the most appropriate segmentation is generally based upon the type of end-customer for our products. During the first quarter of fiscal 2006, we reorganized our management group to support this new operating structure. The Vice President of the former Consumer Products Group, Wade R. Bradley, was promoted to President of the Retail and Wholesale Products Group. The Business to Business Products Group is currently being managed directly by Daniel Jaffee, President and CEO. The new organization structure permits a business approach focused on meeting the different needs of our two primary customer groups.

      The Retail and Wholesale Products Group customers include mass merchandisers, wholesale clubs, drugstore chains, pet retail outlets, dollar stores, retail grocery stores, distributors of industrial cleanup and automotive products and environmental service companies. Business to Business Products Group customers include processors and refiners of edible and petroleum-based oils, animal feed manufacturers, poultry producers, manufacturers of agricultural chemicals and sports turf users. During fiscal 2006, we changed our operating segment financial reporting to reflect this reorganization. Certain financial information on segments is contained in Note 3 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

      We do not manage our business, allocate resources or generate revenue data by product line. Any of our products may be sold in one or both of our operating segments. Information concerning total revenue of classes of similar products accounting for more than 10% of consolidated revenues in any of the last three fiscal years is not separately provided because it would be impracticable to do so.

FOREIGN OPERATIONS

      Our wholly-owned subsidiary, Favorite Products Company, Ltd., is a manufacturer and marketer of branded and private label cat litter in the Canadian market place. Among its branded products are Saular, a leading cat litter brand in Canada; and Saular Kat-Kit, a disposable cat litter tray and litter combination. Some of the products sold in Canada are blends of clay and synthetic sorbent materials. Our Canadian facility also sells granular industrial floor absorbents.

      Our wholly-owned subsidiary, Oil-Dri (U.K.), Ltd., packages clay granules produced by our United States manufacturing facilities and, for certain applications, blends a synthetic sorbent material which it manufactures in the United Kingdom. These products are marketed primarily in the United Kingdom as oil and grease absorbents and as cat litter. Oil-Dri U.K. also sells synthetic polypropylene sorbent materials, as well as plastic storage containers for oil and grease drums.

      Our wholly owned subsidiary, Oil-Dri S.A., is a Swiss company that performs various management, customer service and administrative functions for our domestic operations and for our foreign subsidiaries.

      Our foreign operations are subject to the normal risks of doing business overseas, such as currency devaluations and fluctuations, restrictions on the transfer of funds and import/export duties. We were not materially impacted by these foreign currency fluctuations in any of our last three fiscal years.

      Certain financial information about our foreign and domestic operations is contained in Note 3 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

CUSTOMERS

      Sales to Wal-Mart Stores, Inc. accounted for approximately 19%, 18% and 18% of our total net sales for the fiscal years ended July 31, 2006, 2005 and 2004, respectively. Wal-Mart is a customer in the Retail and Wholesale Products Group segment. Sales to The Clorox Company accounted for approximately 9% of our total net sales for each of the fiscal years ended July 31, 2006, 2005 and 2004. The Clorox Company is a customer in the Business to Business Products Group segment. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales. The loss of any other customers would not have a materially adverse effect on our operating results.

COMPETITION

      Price, service, marketing, technical support, product quality and delivery are the principal methods of competition in our markets and competition has historically been very vigorous. Some of our competitors are large companies whose financial resources are substantially greater than ours.

      In the Retail and Wholesale Products Group we have five principal competitors, including several who are also customers of ours. The cat litter market has expanded at a moderate pace in recent years. The larger portion of the growth has occurred in scoopable products and traditional coarse products have seen a moderate decline. We have expanded our scoopable product offerings to obtain a portion of that growing market. The overwhelming majority of all cat litter is mineral based; however, over the years various alternative litters have been introduced based on alternative strata such as paper, various agricultural waste products and silica gels. To date, these products have assumed only niche positions within the category.

      In the Business to Business Products Group we have seven principal competitors. In the bleaching clay and clarification aid portions of this segment, we are seeing increased price and product performance competition as large customers continue to implement global or centralized procurement initiatives to obtain the best possible price and performance standards from us and our competitors. In the agricultural and horticultural carrier portion of this segment, we continue to see competition from other producers of clay-based carriers as well as increasing competition from genetically modified and treated seeds (which reduce or eliminate the need for carriers) and engineered carriers (such as paper- and limestone-based carriers). These new technologies are gaining wider acceptance in the market place and are reducing overall demand for our carrier products.

PATENTS

      We have obtained or applied for patents for certain of our processes and products sold to customers in both the Retail and Wholesale Products Group and the Business to Business Products Group. These patents expire at various times, beginning in 2008. Patented processes and products are not material to our overall business.

BACKLOG; SEASONALITY

      At July 31, 2006, 2005 and 2004, our backlog of orders was approximately $4,649,000, $3,961,000 and $3,421,000, respectively. All backlog orders are expected to be filled within the next twelve months. We consider our clay sorbent business, taken as a whole, to be only moderately seasonal. However, business activities of certain customers (such as agricultural chemical manufacturers) are subject to such factors as crop acreage planted and product formulation cycles.

EFFECTS OF INFLATION

      Inflation generally affects us by increasing the cost of employee wages and benefits, transportation, processing equipment, purchased raw materials and packaging, energy and borrowings under our credit facility. See Item 7 and Item 7A below.

RESERVES

      We mine sorbent materials, commonly known as fuller’s earth, on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California; we also have reserves in Nevada, Oregon and Tennessee. We estimate that our proven reserves of these sorbent materials aggregate approximately 182,279,000 tons. Based on our rate of consumption during the 2006 fiscal year, and without regard to any of our reserves in Nevada, Oregon and Tennessee, we consider our proven reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, are reflected at cost on our balance sheet.

      It is our policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. We have a program of exploration for additional reserves and, although reserves have been acquired, we cannot assure that additional reserves will continue to become available. Our use of these reserves will be subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. Also, requirements for environmental compliance may restrict exploration or use of lands that might otherwise be utilized as a source of reserves. During the fiscal year ended July 31, 2006, we utilized these reserves to produce substantially all of the sorbent minerals that we sold.

      Proven reserves are those reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. Probable reserves are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. We employ a staff of geologists and mineral specialists who estimate and evaluate existing and potential reserves in terms of quality, quantity and availability.

MINING OPERATIONS

      We have conducted mining operations in Ripley, Mississippi since 1963; in Ochlocknee, Georgia since 1968; in Blue Mountain, Mississippi since 1989; in Mounds, Illinois since 1998 and in Taft, California since 2002. Our raw materials are surface mined on a year-round basis, generally using large earth moving scrapers, bulldozers, excavators or off-road trucks to remove overburden, and then loaded into dump trucks with backhoe or front end loader for movement to the processing facilities. The mining and hauling of our clay is performed by us and by independent contractors. Our current operating mines range in distance from immediately adjacent to approximately 13 miles from the related processing plants. Access to processing facilities from the mining areas is generally by private road, and in some instances public highways are utilized. Each of our processing facilities maintains inventories of unprocessed clay of approximately one week of production requirements. The following schedule summarizes, for each of our manufacturing facilities, the net book value of land and other plant and equipment:

		Plant and
	Land	Equipment
	(in thousands)
Ochlocknee, Georgia	$3,372	$15,378
Ripley, Mississippi	$1,535	$6,717
Mounds, Illinois	$1,568	$5,451
Blue Mountain, Mississippi	$915	$4,733
Taft, California	$1,283	$3,068

EMPLOYEES

      As of July 31, 2006, we employed 765 persons, 77 of whom were employed by our foreign subsidiaries. Our corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 45 of our employees in the U.S. and approximately 30 of our employees in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations to be satisfactory.

ENVIRONMENTAL COMPLIANCE

      Our mining and manufacturing operations and facilities in Georgia, Mississippi, California and Illinois are required to comply with state surface mining statutes and various other federal, state and local statutes, regulations and ordinances which govern the discharge of materials, water and waste into the environment and restrict mining on wetlands or otherwise regulate our operations. In recent years, environmental regulation has grown increasingly stringent, a trend that we expect will continue. We endeavor to be in compliance in all material respects at all times with all applicable environmental controls and regulations. As a result, expenditures relating to environmental compliance have increased over the years; however, these expenditures have not been material. As part of our ongoing environmental compliance activities, we incur expenses in connection with reclaiming exhausted mining sites. Historically, reclamation expenses have not had a material effect on our cost of goods sold.

      In addition to the environmental requirements relating to mining and manufacturing operations and facilities, there is increasing federal and state regulation with respect to the content, labeling, use, and disposal after use, of various products we sell. We endeavor to be in compliance in all material respects at all times with that regulation and to assist our customers in that compliance.

      We cannot assure that, despite all commercially reasonable efforts, we will always be in compliance in all material respects with all applicable environmental regulation or with requirements regarding the content, labeling, use, and disposal after use, of our products; nor can we assure that from time to time enforcement of such requirements will not have a material adverse effect on our business.

ENERGY

      We use coal, natural gas and recycled fuel oil as permitted for energy sources in the processing of our clay products. Consistent with prior years, we have switched from natural gas to other energy sources during certain months due to seasonal unavailability and the higher cost of natural gas relative to other fuels. In fiscal year 2006 however, we experienced significant increases in the prices of our energy sources, including alternatives to natural gas. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” with respect to the use of forward contracts.

RESEARCH AND DEVELOPMENT

      At our research and development facility, the staff develops new products and applications and improves existing products. The staff and various consultants consist of geologists, mineralogists and chemists. In the past several years, our research efforts have resulted in a number of new sorbent products and processes. The facility produces prototype samples and tests new products for customer trial and evaluation.

      We spent approximately $1,809,000, $2,429,000 and $2,459,000 during the fiscal years ended July 31, 2006, 2005 and 2004, respectively, for research and development. None of such research and development was customer sponsored, and all research and development costs are expensed in the year in which incurred. See Note 1 of the Notes to the Consolidated Financial Statements.

ITEM 1A – RISK FACTORS

      In addition to the other information in this report and our other filings with the SEC, you should carefully consider the risks described below. These risks are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially and adversely affected.

Risks Related to our Business

Our future growth and financial performance depend in large part on successful new product introductions.

      A significant portion of our net sales comes from the sale of mature products, such as coarse cat litter, floor absorbent and agricultural chemical carriers, which have had little or no volume growth (or even volume declines) in recent fiscal years. Our future growth and financial performance will require that we successfully introduce new products or extend existing product offerings to meet emerging customer needs, technological trends and product market opportunities. We cannot be certain that we will achieve these goals. The development and introduction of new products generally require substantial and effective research, development and marketing expenditures, some or all of which may be unrecoverable if the new products do not gain market acceptance. New product development itself is inherently risky, as research failures, launch difficulties, customer rejection and unexpectedly short product life cycles may occur even after substantial effort and expense on our part. Even in the case of a successful launch of a new product, the ultimate benefit we realize may be uncertain if the new product “cannibalizes” sales of our existing products.

We face intense competition in our markets.

      Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including price, customer service and technical support, product quality and delivery. Some of our competitors, particularly in the sale of cat litter (the largest product in our Retail and Wholesale segment), are much larger and have substantially greater financial resources. The competition in the future may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. If we fail to compete successfully based on these or other factors, our business and future financial results could be materially and adversely affected.

Our quarterly results may be volatile.

      Our operating results have varied on a quarterly basis during our operating history and are likely to fluctuate significantly in the future. Our expense levels are based, in part, on our expectations regarding future net sales, and many of our expenses are fixed, particularly in the short term. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of net sales in relation to our expectations could negatively affect our quarterly operating results. Our operating results may be below the expectations of our investors as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include:

  fluctuating demand for our products and services;
  size and timing of sales of our products and services;
  the mix of products with varying profitability sold in a given quarter;
  changes in our operating costs including raw material, energy, transportation and other costs;
  our ability to anticipate and adapt to rapidly changing conditions;
  introduction of new products and services by us or our competitors;
  our ability to successfully implement price increases and surcharges, as well as other changes in our pricing policies or those of our competitors;
  variations in purchasing patterns by our customers;

  the ability of major customers and other debtors to meet their obligations to us as they come due;
  our ability to successfully manage regulatory, tax and legal matters;
  the incurrence of restructuring, impairment or other charges; and
  general economic conditions and specific economic conditions in our industry and the industries of our customers.

Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of our future performance.

Acquisitions involve a number of risks, any of which could cause us not to realize the anticipated benefits.

      We intend from time to time to strategically explore potential opportunities to expand our operations and reserves through acquisitions. Identification of good acquisition candidates is difficult and highly competitive. If we are unable to identify attractive acquisition candidates, complete acquisitions, and successfully integrate the companies, businesses or properties that we acquire, our profitability may decline and we could experience a material adverse effect on our business, financial condition, or results of operations. Acquisition transactions involve a number of inherent risks, including:

  uncertainties in assessing the value, strengths, and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental or mining safety liabilities) of, acquisition candidates;
  the potential loss of key customers, management and employees of an acquired business;
  the ability to achieve identified operating and financial synergies anticipated to result from an acquisition;
  problems that could arise from the integration of the acquired business; and
  unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying our rationale for pursuing the acquisition.

Any one or more of these factors could cause us not to realize the benefits anticipated to result from an acquisition. Moreover, any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. In addition, future acquisitions could result in our assuming more long-term liabilities relative to the value of the acquired assets than we have assumed in our previous acquisitions.

We depend on a limited number of customers for a large portion of our net sales.

      A limited number of customers account for a large percentage of our net sales. Our largest customer, Wal-Mart Stores, Inc. and its affiliates accounted for approximately 19%, 18% and 18% of our net sales for the fiscal years ended July 31, 2006, 2005 and 2004, respectively. Sales to The Clorox Company and its affiliates accounted for approximately 9% of our net sales for each of the fiscal years ended July 31, 2006, 2005 and 2004. The loss of or a substantial decrease in the volume of purchases by Wal-Mart, Clorox or any of our other top customers would harm our sales and profitability.

      We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that these percentages may increase. As a result, changes in the strategies of our largest customers, including a reduction in the number of brands they carry (or a shift of shelf space to private label products) or increased use of global or centralized procurement initiatives, may harm our sales. In addition, our business is based primarily upon individual sales orders and we typically do not enter into long-term contracts with our customers. While we do have long-term contracts with certain of our customers, including Clorox, such agreements are subject to termination in certain circumstances. Accordingly, any of these customers could reduce their purchasing levels or cease buying products from us on relatively short notice. If we lose a significant customer or if sales of our products to a significant customer materially decrease, it may have a material adverse effect on our business, financial condition and results of operations.

Providing price concessions or trade terms that are acceptable to our customers, or the failure to do so, could adversely affect our sales and profitability.

      The products we sell are subject to significant price competition. From time to time, we may need to reduce the prices for some of our products to respond to competitive and customer pressures and to maintain market share. Any reduction in prices to respond to these pressures would harm profit margins. In addition, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would suffer. Because of the competitive environment facing many of our customers, particularly our high-volume mass merchandiser customers, these customers have increasingly sought to obtain pricing concessions, specialized packaging or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. To the extent we provide concessions or better trade terms, our margins are reduced. Further, if we are unable to maintain terms that are acceptable to our customers, these customers could reduce purchases of our products and increase purchases of products from our competitors, which would harm our sales and profitability.

Increases in energy prices would increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices.

      If our energy costs increase disproportionately to our net sales, our earnings could be significantly reduced. Because we use energy, including natural gas, fuel oil, coal, electricity, diesel fuel and gasoline, to manufacture and transport our products, our operating costs increase if our energy costs rise. Our energy costs have risen substantially in recent periods. Increases in energy costs increase our operating costs and may reduce our profitability if we are unable to pass all the increases on to our customers. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases or without reducing demand for our products.

      Our most significant energy requirements typically are for natural gas and fuel oil. We are subject to volatility in the price and availability of natural gas and fuel oil, as well as other sources of energy. In the past, we have endeavored to reallocate a portion of our energy needs among these different sources due to seasonal supply limitations and the higher cost of natural gas relative to other fuels; however, our energy costs, including alternatives to natural gas, have risen substantially in recent periods, and there can be no assurance that we will be able to effectively reallocate among different fuels in the future. From time to time, we may use forward purchase contracts or financial instruments to hedge the volatility of a portion of our natural gas and fuel oil costs. The success or failure of any such hedging transactions depends on a number of factors including, but not limited to, our ability to anticipate and manage volatility in energy prices, the general demand for natural gas and fuel oil by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world.

Reductions in inventory by our customers could adversely affect our sales and increase our inventory risk.

      From time to time, customers in both our Retail and Wholesale segment and our Business to Business segment have reduced inventory levels as part of managing their working capital requirements. Any reduction in inventory levels by our customers would harm our operating results for the financial periods affected by the reductions. In particular, continued consolidation within the retail industry could potentially reduce inventory levels maintained by our retail customers, which could adversely affect our results of operations for the financial periods affected by the reductions. Similarly, inventory reductions by our agricultural chemical carrier customers or our contract cat litter manufacturing customers could also adversely affect our results of operations for the financial periods in which the reductions occur.

      The value of our inventory may decline as a result of surplus inventory, price reductions or obsolescence. We must identify the right product mix and maintain sufficient inventory on hand to meet customer orders. Failure to do so could adversely affect our revenue and operating results. If circumstances change (for example, an unexpected shift in market demand, pricing or customer defaults) there could be a material impact on the net realizable value of our inventory. We maintain an inventory valuation reserve account against diminution in the value or salability of our inventory; however, there is no guaranty that these arrangements will be sufficient to avoid write-offs in excess of our reserves.

Increasing market acceptance of genetically enhanced and treated agricultural products, particularly genetically modified and treated seeds, could continue to adversely affect our business.

      In our Business to Business segment, we sell clay granules which are used by agricultural chemical formulators as carriers for crop protection chemicals, including herbicides, fungicides and insecticides. The increased use of genetically modified and treated seeds has reduced the need for certain crop production chemicals (and the carriers for those chemicals) in the past and may continue to do so in the future. Demand for these products could also be adversely affected by increased consumer acceptance of genetically modified products, as well as governmental policies, laws and regulations that affect the development, manufacture and distribution of those products.

Environmental, health and safety matters create potential compliance and other liability risks.

      We are subject to a variety of federal, state, local and foreign regulatory requirements relating to the environment and to health and safety matters. For example, our mining operations are subject to extensive governmental regulation on matters such as permitting and licensing requirements, workplace safety, plant and wildlife protection, wetlands protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, and the effects that mining has on groundwater quality and availability. We believe we have obtained all material permits and licenses required to conduct our present operations. We will, however, need additional permits and renewals of permits in the future.

      The expense, liabilities and requirements associated with environmental, health and safety regulations are costly and time-consuming and may delay commencement or continuation of exploration, mining or manufacturing operations. We have incurred, and will continue to incur, significant capital and operating expenditures and other costs in complying with environmental, health and safety laws and regulations. In recent years, regulation of environmental, health and safety matters has grown increasingly stringent, a trend that we expect will continue. Substantial penalties may be imposed if we violate certain of these laws and regulations even if the violation was inadvertent or unintentional. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and administrative, civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting our operations. Under the “joint and several” liability principle of certain environmental laws, we may be held liable for all remediation costs at a particular site and the amount of that liability could be material. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our deposits or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. There can be no assurance that future events, including changes in any environmental requirements and the costs associated with complying with such requirements, will not have a material adverse effect on us.

Government regulation imposes significant costs on us, and future regulatory changes could increase those costs or limit our ability to produce and sell our products.

      In addition to the regulatory matters described above, our operations are subject to various federal, state, local and foreign laws and regulations relating to the manufacture, packaging, labeling, content, storage, distribution and advertising of our products and the conduct of our business operations. For example, in the United States, many of our products are regulated by the Food and Drug Administration, the Consumer Product Safety Commission and the Environmental Protection Agency and our product claims and advertising are regulated by the Federal Trade Commission. Most states have agencies that regulate in parallel to these federal agencies. In addition, our international sales and operations are subject to regulation in each of the foreign jurisdictions in which we manufacture, distribute or sell our products. There is increasing federal and state regulation with respect to the content, labeling, use, and disposal after use, of various products we sell. Particularly in Europe but also in the United States, there is also increasing government regulation of the food chain and products entering or affecting the food chain.

      If we are found to be out of compliance with applicable laws and regulations in these or other areas, we could be subject to loss of customers and to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. If these laws or regulations are changed or interpreted differently in the future, it may become more difficult or expensive for us to comply. In addition, investigations or evaluations of our products by government agencies may require us to adopt additional labeling, safety measures or other precautions, or may effectively limit or eliminate our ability to market and sell these products. Accordingly, there can be no assurance that current or future governmental regulation will not have a material adverse effect on our business or that we will be able to obtain or renew required governmental authorizations in the future.

We depend on our mining operations for substantially all of our supply of sorbent minerals.

      Our principal raw materials, the sorbent minerals commonly known as fuller’s earth, are mined by us or independent contractors on land that we own or lease. While our mining operations are conducted in surface mines which do not present many of the risks associated with deep underground mining, our mining operations are nevertheless subject to many conditions beyond our control. Our mining operations are affected by weather and natural disasters, such as heavy rains and flooding, equipment failures and other unexpected maintenance problems, variations in the amount of rock and soil overlying deposits, variations in geological conditions, fires and other accidents, fluctuations in the price or availability of supplies and other matters. Any of these risks could result in significant damage to our mining properties or processing facilities, personal injury to our employees, environmental damage, delays in mining or processing, losses or possible legal liability. We cannot predict whether or the extent to which we will suffer the impact of these and other conditions in the future.

We may not be successful in acquiring adequate additional reserves in the future.

      We have an ongoing program of exploration for additional reserves on existing properties as well as through the potential acquisition of new owned or leased properties; however, we cannot provide assurances that our attempts to acquire additional reserves in the future will be successful. Our ability to acquire additional reserves in the future could be limited by competition from other companies for attractive properties, the lack of suitable properties that can be acquired on terms acceptable to us or restrictions under our existing or future debt facilities. We may not be able to negotiate new leases or obtain mining contracts for properties containing additional reserves or renew our leasehold interests in properties on which operations are not commenced during the term of the lease. Also, requirements for environmental compliance may restrict exploration or use of lands that might otherwise be utilized as a source of reserves.

We face risks as a result of our international sales and business operations.

      We derived approximately 18% of our net sales from sales outside of the United States in the fiscal year ended July 31, 2006. Our ability to sell our products and conduct our operations outside of the United States is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products or disrupt our operations in these markets, particularly when local political and economic conditions are unstable. In addition, international sales and operations are subject to currency exchange fluctuations, fund transfer restrictions and import/export duties. Any of these matters could result in sudden, and potentially prolonged, changes in demand for our products. Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country’s legal system.

We may face product liability claims that are costly and create adverse publicity.

      If any of the products that we sell cause harm to any of our customers or to consumers, we could be exposed to product liability lawsuits. If we are found liable under product liability claims, we could be required to pay substantial monetary damages. Further, even if we successfully defend ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims and our reputation could suffer, any of which could harm our business.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

      We were not required by Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules and regulations to perform an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2006. We are in the process of documenting and testing our internal control procedures in order to satisfy the upcoming requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing this assessment. Depending on our market capitalization on January 31, 2007, we could be required to comply with Section 404 of the Sarbanes-Oxley Act as early as for our fiscal year ended July 31, 2007. If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

Risks Related to Our Common Stock

Our principal stockholders have the ability to control matters requiring a stockholder vote and could delay, deter or prevent a change of control in our company.

      Under our Certificate of Incorporation, the holders of our Common Stock are entitled to one vote per share and the holders of our Class B Stock are entitled to 10 votes per share; the two classes generally vote together without regard to class (except that any amendment to our Certificate of Incorporation changing the number of authorized shares or adversely affecting the rights of Common Stock or Class B Stock requires the separate approval of the class so affected as well as the approval of both classes voting together). As a result, the holders of our Class B Stock exert control over us and thus limit the ability of other stockholders to influence corporate matters. Beneficial ownership of Common Stock and Class B Stock by the Jaffee Investment Partnership, L.P., and its affiliates (including Richard M. Jaffee, our Chairman, and Daniel S. Jaffee, his son and our President and Chief Executive Officer) provides them with the ability to control the election of our Board of Directors and the outcome of most matters requiring the approval of our stockholders, including the amendment of certain provisions of our Certificate of Incorporation and Bylaws, the approval of any equity-based employee compensation plans and the approval of fundamental corporate transactions, including mergers and substantial asset sales. Through their concentration of voting power, our principal stockholders may be able to delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders.

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

      We are a “controlled company” under the New York Stock Exchange Corporate Governance Standards. As a controlled company, we may rely on exemptions from certain NYSE corporate governance requirements that otherwise would be applicable, including the requirements:

  that a majority of the board of directors consists of independent directors;
  that we have a nominating and governance committee, and that this committee be composed entirely of  independent directors and governed by a written charter addressing the committee’s purpose and responsibilities;
  that we have a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
  that we conduct an annual performance evaluation of the nominating and corporate governance and compensation committees.

We have previously relied on these exemptions, and we intend to continue to rely on them in the future. As a result, you may not have the same benefits and information available to stockholders of NYSE-listed companies that are subject to all of the NYSE corporate governance requirements.

The market price for our Common Stock may be volatile.

      In recent periods, there has been volatility in the market price for our Common Stock. Furthermore, the market price of our Common Stock could fluctuate substantially in the future in response to a number of factors, including the following:

  fluctuations in our quarterly operating results or the operating results of our competitors;
  changes in general conditions in the economy, the financial markets, or our industry;
  announcements of significant acquisitions, strategic alliances or joint ventures by us, our customers or our competitors;
  introduction of new products or services;
  increases in the price of energy sources and other raw materials; and
  other developments affecting us, our industry, customers or competitors.

In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our Common Stock price, regardless of our operating results. Given its relatively small public float and average daily trading volume, our Common Stock may be relatively more susceptible to volatility arising from any of these factors. There can be no assurance that the price of our Common Stock will increase in the future or be maintained at its recent levels.

Future sales of our Common Stock could depress its market price.

      Future sales of shares of our Common Stock could adversely affect its prevailing market price. If our officers, directors or significant stockholders sell a large number of shares, or if we issue a large number of shares, the market price of our Common Stock could significantly decline. Moreover, the perception in the public market that stockholders might sell shares of Common Stock could depress the market for our Common Stock. Our Common Stock’s relatively small public float and average daily trading volume may make it relatively more susceptible to these risks.

ITEM 1B – UNRESOLVED STAFF COMMENTS

      Not applicable.

ITEM 2 – PROPERTIES

Real Property Holdings and Mineral Reserves

			Land		Estimated	Estimated
	Land	Land	Unpatented		proven	probable
	Owned	Leased	claims	Total	reserves	reserves	Total
	(acres)	(acres)	(acres)	(acres)	(000s of tons)	(000s of tons)	(000s of tons)
California	795	--	1,030	1,825	5,589	11,226	16,815
Georgia	2,163	2,005	--	4,168	31,618	14,875	46,493
Illinois	82	598	--	680	7,694	5,132	12,826
Mississippi	2,182	978	--	3,160	111,062	114,867	225,929
Nevada	535	--	--	535	23,316	2,976	26,292
Oregon	360	--	--	360	--	45	45
Tennessee	178	--	--	178	3,000	3,000	6,000
	6,295	3,581	1,030	10,906	182,279	152,121	334,400

      We have no mortgages on the real property we own. The Mississippi, Georgia, Tennessee, Nevada, California and Illinois properties are primarily mineral in nature. Parcels of such land are also sites of manufacturing facilities operated by us. The Illinois land also includes the site of our research and development facility. We own approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing and packaging facility for our Canadian subsidiary.

      Our mining operations are conducted on leased or owned land. The Georgia, Illinois, and Mississippi mining leases generally require that we pay a minimum monthly rental to continue the lease term. The rental payments are generally applied against a stated royalty related to the number of unprocessed, or in some cases processed, tons of mineral extracted from the leased property. Many of our mining leases have no stated expiration dates. Some of our Georgia leases, however, do have expiration dates ranging from 2007 to 2053; and at September 30, 2006 we were negotiating renewal of three leases that arguably expired earlier in fiscal 2006. We would not experience a material adverse effect from the expiration or termination of any of these leases. We have a variety of access arrangements, some of which are styled as leases, for manufacturing at facilities that are not contiguous with the related mines. We would not experience a material adverse effect from the expiration or termination of any of these arrangements. See also Item 1 above, Business—Reserves, for further information on our reserves.

      Certain of our land holdings in California are represented by unpatented mining claims we lease from the Bureau of Land Management. These leases generally give us the contractual right to conduct mining or processing activities on the land covered by the claims. The validity of title to unpatented claims, however, is dependent upon numerous factual matters. We believe the unpatented claims we lease are in compliance with all applicable federal, state and local mining laws, rules and regulations. Future amendments to existing federal mining laws, however, could have a prospective effect on mining operations on federal lands and include, among other changes, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of our unpatented claims may become uneconomic. We cannot predict the form that any such amendments might take or whether or when such amendments might be adopted. In addition, the construction and operation of processing facilities on these sites would require the approval of federal, state and local regulatory authorities.

Facilities
Location	Owned/Leased	Function
Alpharetta, Georgia	Leased	Non-clay processing and warehousing
Blue Mountain, Mississippi	Both	Clay mining, manufacturing and packaging
Chicago, Illinois	Leased	Principal executive office
Mounds, Illinois	Owned	Clay mining, manufacturing and packaging
Coppet, Switzerland	Leased	Customer service office
Laval, Quebec, Canada	Owned	Non-clay production and packaging
Ochlocknee, Georgia	Owned	Clay mining, manufacturing and packaging
Ripley, Mississippi	Owned	Clay mining, manufacturing and packaging
Taft, California	Owned	Clay mining, manufacturing and packaging
Vernon Hills, Illinois	Owned	Research and development
Wisbech, United Kingdom	Both	Non-clay production and packaging

      The lease for the Alpharetta, Georgia facility expires in 2008. A portion of the Blue Mountain, Mississippi facility is leased from the Town of Blue Mountain in connection with industrial revenue bond financing we obtained in 1988. See Note 4 of the Notes to the Consolidated Financial Statements. Upon expiration of the relevant leases in 2008 and full payment of the bonds, we have the right to purchase the leased property for $100. The lease for the Chicago, Illinois corporate office space expires in 2018. The lease for the Wisbech, United Kingdom facility expires in 2031. The lease for the Coppet, Switzerland office is on a year-to-year basis. We consider that our properties are generally in good condition, are well maintained and are suitable and adequate to carry on our business.

ITEM 3 – LEGAL PROCEEDINGS

      We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, management believes that none of the pending proceedings will have a material adverse effect on our business or financial condition.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table gives certain information with respect to our executive officers.

Name[1]	Principal Occupation For Last Five Years	Age
Daniel S. Jaffee[1]	President and Chief Executive Officer of Oil-Dri	42
	since August 1997.

Brian K. Bancroft	Vice President and Chief Procurement Officer of Oil-Dri	39
	since February 2005; Director Supply Management, Sara
	Lee Corporation from November 2000 to February 2005.

Wade R. Bradley	President Retail and Wholesale Group of Oil-Dri
	since November 2005; Vice President of Consumer Products	46
	Group of Oil-Dri from June 2000 to November 2005.

Charles P. Brissman	Vice President, General Counsel and Secretary	46
	of Oil-Dri since October 2002; Chief Counsel, Corporate
	Development and Asset Distribution, and Chief Litigation
	Counsel, Heller Financial, Inc. from April 1998 to October 2002.

Thomas F. Cofsky[2]	Vice President of Manufacturing and Logistics of	45
	Oil-Dri since June 1999.

Jeffrey M. Libert	Vice President of Finance of Oil-Dri since October 2004	40
	and Treasurer since May 2005; Vice President and Chief
	Financial Officer from April 2000 to October 2004.

Andrew N. Peterson	Vice President and Chief Financial Officer of Oil-Dri	54
	since October 2004; Vice President and Chief
	Financial Officer of Barjan Products, LLC, from February
	2003 to March 2004; Chief Financial Officer and Chief
	Operating Officer of Cognitive Concepts, Inc., from March
	2000 to March 2002.

      The term of each executive officer expires at the 2006 annual meeting of stockholders and when his successor is elected and qualified.
____________________

1	Of the persons in this table, only Daniel S. Jaffee is a director.
2	Thomas F. Cofsky is Daniel S. Jaffee’s brother-in-law.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our Common Stock is traded on the New York Stock Exchange under the symbol ODC. There is no established trading market for the Class B Stock. The number of holders of record of Common Stock and Class B stock on September 29, 2006 were 747 and 33, respectively, as reported by our transfer agent. There are no shares of Class A Common Stock currently outstanding. In the last three years, we have not sold any securities which were not registered under the Securities Act.

      On June 6, 2006, our Board of Directors announced a five-for-four stock split, to be effected by a stock dividend of one-quarter share for each outstanding share of Common Stock and Class B Stock. The stock dividend was paid on September 8, 2006 to stockholders of record at the close of business on August 4, 2006. All shares outstanding, earnings per share numbers and balance sheet values have been restated to reflect the impact of the stock dividend.

      The following table sets forth, for the periods indicated, the high and low sales price for the Common Stock on the New York Stock Exchange and dividends per share paid on the Common Stock and Class B Common Stock. The prices and dividend amounts have been restated to reflect the stock dividend described above.

			Cash
	Common Stock		Dividends
	Price Range		Per Share
				Class B
			Common	Common
	Low	High	Stock	Stock
Fiscal 2005:
First Quarter	$10.09	$13.20	$ 0.08	$ 0.06
Second Quarter	12.16	14.87	0.09	0.06
Third Quarter	13.92	15.29	0.09	0.06
Fourth Quarter	13.12	14.55	0.09	0.06
Total			0.34	0.26
Fiscal 2006:
First Quarter	$13.52	$14.64	$ 0.10	$ 0.07
Second Quarter	13.76	14.48	0.10	0.07
Third Quarter	14.00	18.04	0.10	0.07
Fourth Quarter	14.32	17.76	0.10	0.07
Total			0.40	0.28

      Our Board of Directors determines the timing and amount of its dividends each year. In the first quarter of fiscal 2006, our Board of Directors increased the regular quarterly cash dividend to $0.12 per share on the outstanding Common Stock and $0.09 per share of outstanding Class B Common Stock. In connection with the declaration of the stock dividend described above, the Board also elected to maintain the per share dividend rate at $0.12 per share of outstanding Common Stock, effectively increasing the aggregate dividend cash payout by approximately 25%.

      The declaration and payment of future dividends, if any, will depend, among other things, upon our future earnings, capital requirements, financial condition, legal requirements, contractual restrictions and other factors that our board of directors deems relevant. Our 1998 Note Agreement with Teachers Insurance and Annuity Association and Prudential Financial (which acquired the retirement services business of Cigna Corporation in April 2004), our Credit Agreement with Harris N.A. dated January 27, 2006 and our 2005 Note Agreement with The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company require that certain minimum net worth and tangible net worth levels are to be maintained. To the extent that these balances are not attained, our ability to pay dividends may be impaired. See Note 4 of the Notes to the Consolidated Financial Statements. Our Board of Directors may change its dividend practice at any time.

Issuer Purchases of Equity Securities[1]

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average	as Part of Publicly	Shares that may yet
For the Three Months	of Shares	Price Paid	Announced Plans or	be Purchased Under
Ended July 31, 2006	Purchased	per Share	Programs	Plans or Programs[2]

May 1, 2006 to
May 31, 2006	16,300	$22.01	16,300	464,804

June 1, 2006 to
June 30, 2006	86,900	$19.24	86,900	377,904

July 1, 2006 to
July 31, 2006	62,095	$19.90	62,095	315,809

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. We did not repurchase any shares of our Class B Stock during the period in question, and no shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Note 6 of the Notes to Consolidated Financial Statements.

2 On October 10, 2005, our Board of Directors authorized the repurchase of up to 500,000 shares of Common Stock, with repurchases to be made from time to time in the discretion of our management and in accordance with applicable laws, rules and regulations. This authorization does not have a stated expiration date. The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under this authorization. The share numbers are not affected by the five-for-four stock split that occurred on September 8, 2006. We do not have any current authorization from our Board of Directors to repurchase shares of Class B Stock, and no shares of Class A Common Stock are currently outstanding.

      ITEM 6 – SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF FINANCIAL DATA
(IN THOUSANDS EXCEPT FOR PER SHARE
AMOUNTS)

	2006	2005	2004	2003	2002
Summary of Operations
Net Sales	$205,210	$187,868	$185,511	$173,041	$162,345
Cost of Sales (1)	167,136	147,513	142,263	137,413	131,265
Gross Profit	38,074	40,355	43,248	35,628	31,080
Other Contractual Income & Charges	--	--	(1,250)	675	--
Loss on Impaired Long-Lived Assets	--	--	(464)	--	(3,213)
Gain on the Sale of Long-Lived Assets	415	--	--	--	--
Selling, General and Administrative Expenses (2)	(29,735)	(30,470)	(32,975)	(29,686)	(27,878)
Income (Loss) from Operations	8,754	9,885	8,559	6,617	(11)
Other Income (Expense)
Interest Income	1,106	464	222	216	295
Interest Expense	(2,255)	(1,758)	(2,079)	(2,361)	(2,575)
Foreign Exchange Gains (Losses)	(95)	(244)	(26)	22	(133)
Gain on the Sale of Mineral Rights	--	--	--	139	769
Other, Net (3)	386	585	255	(291)	96
Total Other Expense, Net	(858)	(953)	(1,628)	(2,275)	(1,548)
Income (Loss) before Income Taxes	7,896	8,932	6,931	4,342	(1,559)
Income Taxes (Benefit)	2,637	2,392	1,898	1,259	(465)
Net Income (Loss)	$5,259	$6,540	$5,033	$3,083	$(1,094)
Average Shares Outstanding
Diluted (4)	7,219	7,455	7,452	7,135	7,018
Net Income (Loss) per Share
Diluted (4)	$0.73	$0.88	$0.68	$0.43	$(0.16)
Important Highlights
Total Assets	$139,547	$123,571	$128,875	$126,823	$125,035
Long-Term Debt	$31,160	$20,240	$23,320	$27,400	$31,400
Working Capital	$48,589	$40,562	$40,945	$35,396	$37,652
Working Capital Ratio	2.8	2.8	2.5	2.4	2.9
Book Value per Share	$10.73	$10.76	$10.55	$9.91	$9.84
Dividends Declared	$2,598	$2,251	$2,050	$1,883	$1,894
Capital Expenditures	$10,827	$7,311	$6,067	$4,882	$4,096
Depreciation and Amortization	$7,212	$7,429	$8,057	$8,534	$8,785
Net Income (Loss) as a Percent of Sales	2.6%	3.5%	2.7%	1.8%	(0.7%)
Return on Average Stockholders’ Equity	7.2%	9.0%	7.1%	4.5%	(1.6%)
Gross Profit as a Percent of Net Sales	18.6%	21.5%	23.3%	20.6%	19.1%
Operating Expenses as a Percent of Net Sales	14.3%	16.2%	18.7%	16.8%	19.2%

(1) In fiscal 2002 and 2003, a change in the estimate of uncovered mineable clay resulted in a change in accounting estimate for prepaid overburden removal expense. The impact of this estimate revision for fiscal 2002 and 2003 was an additional charge to cost of sales of approximately $1,092,000 and $630,000, respectively.

(2) In fiscal 2004, selling, general and administrative expenses included $700,000 of defense costs associated with the settlement of patent infringement litigation.

(3) In fiscal 2002, Other, Net Income (Expense) includes a pre-tax $168,000 gain on real estate sale.

In fiscal 2003, Other, Net Income (Expense) includes a pre-tax $310,000 gain on real estate sales, a pre-tax $89,000 write-off associated with the closure of the Christmas Valley, Oregon production facility, a pre-tax $385,000 asset write-off and a pre-tax $350,000 goodwill write-off related to our investment in Kamterter.

(4) Average shares outstanding and income (loss) per share for all years presented have been restated to reflect a five-for-four stock split, effected by a stock dividend of one-quarter share for each outstanding share of Common Stock and Class B Stock. The Board announced the stock dividend on June 6, 2006. The stock dividend was paid on September 8, 2006 to shareholders of record at the close of business on August 4, 2006.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A. (Risk Factors) in this Annual Report on Form 10-K.

OVERVIEW

      We develop, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other sorbent materials. Our principal products include cat litter, industrial and automotive floor absorbents, fluid purification and filtration bleaching clays, agricultural chemical carriers and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end customer and those who use our products as part of their production process or use them as an ingredient in their final finished product. In the first quarter of fiscal 2006 we reorganized our management group in order to best support our customers’ needs. As a result of this reorganization, we have two reportable segments, the Retail and Wholesale Products Group and the Business to Business Products Group. Each operating segment is discussed individually below. Additional detailed descriptions of the operating segments are included in Item 1. Business.

      During fiscal 2006, we continued to experience significant price increases for packaging, transportation, fuel and energy. The price increases were primarily driven by a global increase in demand for oil and by fuel supply interruptions as the result of damage to oil production facilities caused by hurricanes Katrina and Rita. These higher costs negatively impacted our margins. Our delivered cost of goods is very sensitive to increases in the costs of natural gas and fuel oil, as well as the costs of packaging materials, steel and diesel fuel.

      We also continued to face an increasingly competitive environment in all of our markets. The retail market has become particularly competitive, partially due to the continued growth of high-volume retail stores. Global contracting for our fluid purification and filtration products has also increased price pressure. In addition, new technologies are challenging the traditional application of some of our agricultural products.

      During the year we implemented energy surcharges and price increases to partially address the higher costs incurred in producing our products. Competitive pricing pressure limits the capacity of this strategy, so we have also focused on internal cost reduction programs. A company-wide directive for operational excellence included initiatives to increase efficiencies at our manufacturing facilities and to implement procurement programs to reduce costs. Although our net income in fiscal 2006 has declined from fiscal 2005, we believe the strategies we implemented prevented a substantial decline in fiscal 2006 net income.

      On June 6, 2006, the Board announced a five-for-four stock split, to be effected by a stock dividend of one-quarter share for each outstanding share of Common Stock and Class B Stock. The stock dividend was paid on September 8, 2006 to stockholders of record at the close of business on August 4, 2006. The Board also elected to maintain the per share dividend rate at $0.12 per share of outstanding Common Stock, effectively increasing the dividend payout by approximately 25%. All shares outstanding, earnings per share numbers and balance sheet values have been restated to reflect the stock dividend.

RESULTS OF OPERATIONS
FISCAL 2006 COMPARED TO FISCAL 2005

      Consolidated net sales for the year ended July 31, 2006 were $205,210,000, an increase of 9.2% from net sales of $187,868,000 in fiscal 2005. Net income for the year was $5,259,000, a decrease of 19.6% from net income of $6,540,000 in fiscal 2005. Diluted income per share was $.73 in fiscal 2006, versus $.88 in fiscal 2005.

      Fiscal 2006 net income was positively impacted by a 12.0% increase in sales for the Business to Business Products Group and a 7.8% increase in sales for the Retail and Wholesale Products Group. These sales improvements were driven by growth in both tons sold and price increases. Overall, we reported a 2.5% total tons sold increase in fiscal 2006 compared to fiscal 2005. Also, positively impacting net income for the year was a $415,000 gain on the sale of long-lived assets. See Note 2 of the Notes to the Consolidated Financial Statements for a discussion of this gain. Negatively impacting the results for fiscal 2006 were substantial material, packaging, freight and manufacturing cost increases, as described in the Overview section above. The impact of the cost increases were experienced by both our domestic and foreign operations. The cost increases were greater than the sales increases described above and particularly impacted the Retail and Wholesale Products Group.

BUSINESS TO BUSINESS PRODUCTS GROUP

      Net sales of the Business to Business Products Group for fiscal 2006 were $70,349,000, an increase of $7,551,000 from net sales of $62,798,000 in fiscal 2005. Strong sales growth was seen in agricultural carriers, co-manufactured and fluids purification products. Agricultural carrier sales increased 18.4% due to higher prices and 10.1% higher volumes. In fiscal 2005, agricultural carrier volumes were particularly low due to customers using inventory carried over from the prior year and due to increasing acceptance of genetically modified and treated seed in the market. In fiscal 2006, sales volume rebounded as customer inventory levels returned to normal, however genetically modified seed continued to erode the market for agricultural carriers. The increase in agricultural carrier production also increased the availability of the Group’s Flo-Fre product line, which in turn caused a further increase in sales. Co-manufactured products sales increased 11.3% due to price increases. Fluids purification products reported a 14.8% sales increase due to price increases and 9.6% higher volumes. Bleaching earth and filtration products benefited from sales efforts to increase their presence in the marketplace by increasing sales staff. Price competition remains intense for these products due to international edible oil processors contracting globally to leverage buying power. Sports products sales were consistent with fiscal 2005. Animal health and nutrition products sales were down 6.6% due to lower volume. The warm winter weather and a declining chicken market due to avian bird flu concerns resulted in 15.3% lower sales of Poultry Guard. Conditionade sales were down 3.3% as competition intensified; however, we believe our mycotoxin expertise and increased focus on mycotoxin issues worldwide will drive increased sales of Conditionade in the future.

      The Business to Business Products Group’s operating income increased 6.3% to $14,181,000 in fiscal 2006 from $13,340,000 in fiscal 2005. The increased sales in agricultural carriers, bleaching earth and filtration and co-manufactured products described above contributed significantly to the increase in income. Partially offsetting the increased sales were increased manufacturing and freight costs. Material costs increased 15.0%, packaging costs increased 8.3% and freight costs increased 4.8% . Higher selling and administrative expense increases accounted for about a 1.2% reduction in income.

RETAIL AND WHOLESALE PRODUCTS GROUP

      Net sales of the Retail and Wholesale Products Group for fiscal 2006 were $134,861,000, an increase of 7.8% from net sales of $125,070,000 reported in fiscal 2005. The growth was driven by sales of both branded and private label cat litters and industrial floor absorbent products. Sales of branded cat litter increased 5.6% . Our branded scoopable litter products drove the sales growth with a 15.5% increase due to price increases and 12.0% higher volume. The higher volumes were driven by increases in existing base business, new distribution and new product offerings. Private label cat litter sales were up 9.4% in fiscal 2006 due to price increases and a 6.5% volume increase. Our Canadian operation’s total sales increased 7.7% in fiscal 2006, which was driven by private label cat litter products due to expanded distribution and price increases. Net sales of floor absorbents also increased 8.1% due to price increases.

      The Retail and Wholesale Products Group’s operating income decreased 26.5% to $8,486,000 in fiscal 2006 from $11,547,000 in fiscal 2005. Driving the segment’s income decline was a 14.3% increase in packaging costs, a 9.9% increase in material costs and a 7.4% increase in freight costs. Transportation and manufacturing fuel costs and resin prices have increased as the cost of oil has increased. Bag stock costs have increased with the price of paper. Selling price increases offset some of the increased freight, packaging and materials costs.

      Consolidated gross profit as a percentage of net sales for fiscal 2006 decreased to 18.6% from 21.5% in fiscal 2005. Freight, materials, fuel and packaging cost increases drove the decline in gross profit. Non-fuel manufacturing costs rose 5.0% per manufactured ton, which had a negative impact on gross profit. Also, as fuel costs increased, so did the cost of other utilities, services (contract mining and hauling) and repair parts used to maintain facilities. The cost of fuel used in the manufacturing processes increased 54.6% per manufactured ton on a full year basis, despite our forward purchase program. Overall volume and price increases were insufficient to compensate for the change in the key cost factors. General price increases and volume growth in agricultural carriers, bleaching earth and filtration and co-manufactured products positively impacted the results.

      Operating expenses as a percentage of net sales for fiscal 2006 decreased to 14.3% from the 16.2% reported in fiscal 2005. Operating expenses in fiscal 2006 include stock-based compensation expense of $298,000 due to the implementation of FAS 123-R Share-Based Payments, as described in Note 7 in the Notes to the Consolidated Financial Statements, and a $415,000 gain on sale of long-lived assets. Operating expenses in fiscal 2005 were adversely impacted by approximately $660,000 of costs associated with our Sarbanes-Oxley Section 404 readiness effort. Excluding these items, operating expenses as a percentage of net sales in fiscal 2006 would remain at 14.3% and fiscal 2005 would have been 15.9% . The decrease in fiscal 2006 operating expense was driven by a reduction in bonus expense and a reduction in research and development costs. The reduction in research and development costs was due to a department reorganization that resulted in reduced headcount and a refocus of research efforts.

      Interest expense for fiscal 2006 increased $497,000 from fiscal 2005 due to the new debt issuance described in Note 4 in the Notes to the Consolidated Financial Statements. Interest income increased $642,000 from fiscal 2005 due to increased interest rates in the market and increased investment balances.

      The effective tax rate was 33.4% of pre-tax income in fiscal 2006 versus 26.8% in fiscal 2005. The tax expense for fiscal 2006 included a $525,000 tax impact for the repatriation of previously accumulated untaxed foreign earnings and profits as discussed in Note 5 in the Notes to the Consolidated Financial Statements. Excluding this additional tax expense, the effective tax rate would have been 26.8%, which was consistent with the rate for fiscal 2005.

      Total assets increased $15,976,000 or 12.9% during fiscal 2006. Current assets increased $12,606,000 or 20.0% from the fiscal 2005 year-end balances. All categories of current assets increased, with the largest increases in investments in securities, inventories, accounts receivable, and cash and cash equivalents. The changes in accounts receivables and cash and investments are described in Liquidity and Capital Resources. Inventories increased due to the higher cost of materials and increased tons in ending inventory.

      Property, plant and equipment, net of accumulated depreciation, increased $3,395,000 or 7.1% from the year-end balance in fiscal 2005. All categories of property, plant and equipment increased, with the largest increase in machinery and equipment.

      Total liabilities increased $16,594,000, or 33.4%, during fiscal 2006. Current liabilities increased $4,579,000 or 20.3% during fiscal 2006, primarily due to increases in accounts payable, other accrued expenses and current notes payable. The increases in accounts payable and other accrued expenses are primarily related to the increase in energy and packaging costs as well as increased sales. Accrued interest also increased due to the new debt. The increase in current notes payable is related to the scheduled payment of debt. Non-current liabilities increased $12,015,000, or 44.2% . The primary reason for this increase was that notes payable increased due to the $15,000,000 new debt issuance, described in Note 4 of the Notes of the Consolidated Financial Statements, offset by payments on debt made during the year. The accruals for pension and other post-retirement benefits were also higher at the end of fiscal 2006.

FISCAL 2005 COMPARED TO FISCAL 2004

      Consolidated net sales for the year ended July 31, 2005 were $187,868,000, an increase of 1.3% from net sales of $185,851,000 in fiscal 2004. Net income for the year was $6,540,000, an increase of 29.9% compared to the net income reported in fiscal 2004 of $5,033,000. Diluted income per share was $0.88 in fiscal 2005, versus $0.68 in fiscal 2004.

      Fiscal 2005 net income was positively impacted by sales growth in both the Retail and Wholesale Products and Business to Business Products Groups, but negatively impacted by decreased operating income in both groups. Both the Business to Business Products Group and the Retail and Wholesale Products Group experienced declines in sales volume during fiscal 2005. Overall, a 4.1% decrease in total tons sold was reported in fiscal 2005. General price increases helped offset some of the overall volume decline; however, cost increases in packaging, fuel, freight and manufacturing negatively impacted fiscal 2005’s results. These cost increases were generally driven directly or indirectly by the higher cost of energy experienced by the world economy. Both our domestic and foreign operations were impacted by the cost increases. Positively effecting fiscal 2005 net income was a reduction in total bonus expense and a reduction in advertising and marketing expenses in the Retail and Wholesale Products Group.

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

BUSINESS TO BUSINESS PRODUCTS GROUP

      Net sales of the Business to Business Products Group for fiscal 2005 were $62,798,000, an increase of $758,000 from net sales of $62,040,000 in fiscal 2004. Strong sales growth was seen in co-manufactured, fluids purification and animal health and nutrition products. Co-manufactured product sales were up 4.8% due to a new customer. Bleaching earth product sales were up approximately 13.3% for the year. The growth was experienced both domestically and in the international market place. Bleaching earth products experienced solid volume growth, but pricing was relatively flat. Price competition increased as international edible oil processors contracted globally to leverage their buying power. Animal health and nutrition product sales were up 20.6% primarily from foreign sales of Conditionade.

      Our agricultural carrier sales experienced a 20.5% decline during fiscal 2005. The net sales decrease resulted from reduced orders from the three major agricultural chemical formulators, primarily those formulating chemicals to combat corn rootworm. These formulators delayed their production start-ups in the first quarter of fiscal 2005 due to inventory carryover from last season and they continued to order less product due to the increasing acceptance of genetically modified and treated seed in the market. The significant decrease in agricultural carrier production also reduced the availability of the Group’s Flo-Fre product line, which in turn caused a further reduction of sales. Flo-Fre product sales were down approximately 14.6% compared to fiscal 2004. Partially offsetting some of the sales decline was growth in the Group’s sports field business. The sports field product sales were up approximately 9.6% for the year.

      The Business to Business Products Group’s operating income decreased 7.1% to $13,340,000 in fiscal 2005 from $14,366,000 in fiscal 2004. The decline in agricultural carrier and Flo-Fre sales described above contributed significantly to the decrease in income. The Group also experienced increased manufacturing and freight costs, which could not be fully recovered by price increases. Freight costs increased 16.9%, packaging costs increased 12.9% and material costs increased 7.7% . Higher selling and administrative expense increases accounted for about a 1.7% reduction in income.

RETAIL AND WHOLESALE PRODUCTS GROUP

      Net sales of the Retail and Wholesale Products Group for fiscal 2005 were $125,070,000, an increase of 1.3% from net sales of $123,471,000 reported in fiscal 2004. Sales growth was seen in our Canadian operations and in our industrial floor absorbent products. Our core cat litter business was consistent with fiscal 2004. Our Canadian operation’s total sales increased 9.3% in fiscal 2005, which was driven by private label cat litter products. Industrial floor absorbent sales increased 2.2% for the year. Most of the sales increase was driven by improved sales of generic floor absorbent products. Branded cat litter sales were up 3.3% due to the introduction of new products, but private label sales were down 4.3% due to competitive market pressure.

      The Retail and Wholesale Products Group’s operating income decreased 2.7% to $11,547,000 in fiscal 2005 from $11,864,000 in fiscal 2004. Driving the segment’s income decline was a 9.2% increase in packaging costs, 4.9% increase in freight costs and a 2.9% increase in material costs. Transportation and manufacturing fuel costs and resin prices increased as the cost of oil increased. Bag stock costs also increased as the price of paper increased. Price increases and reductions of selling and advertising expenses offset some of the increased freight, packaging and materials costs.

      Consolidated gross profit as a percentage of net sales for fiscal 2005 decreased to 21.5% from 23.3% in fiscal 2004. Freight, materials, fuel and packaging cost increases, along with the significant sales decline in agricultural carriers, drove the decline in fiscal 2005’s gross profit. Non-fuel manufacturing costs rose 6.3% per manufactured ton, which had a negative impact on gross profit. Part of the non-fuel manufacturing cost increase was caused by decreased fixed cost coverage associated with the reduced demand for the agricultural products. Also, as fuel costs increased, so did the cost of other utilities, services (contract mining and hauling) and repair parts used to maintain facilities. The cost of fuel used in the manufacturing processes increased 8.1% per manufactured ton on a full year basis, despite our forward purchase program. General price increases and volume growth in bleaching earth products positively impacted the results.

      Operating expenses as a percentage of net sales for fiscal 2005 decreased to 16.2% from the 18.7% reported in fiscal 2004. Fiscal 2005’s operating expenses were adversely impacted by approximately $660,000 of costs associated with our Sarbanes-Oxley Section 404 readiness effort. Fiscal 2004’s operating expenses were adversely impacted by the patent infringement litigation and a loss on impaired assets. Excluding, these items operating expenses in fiscal 2005 would have been 15.9% and fiscal 2004 would have been 17.8% . The decrease in fiscal 2005 operating expense was driven by reduced selling and advertising expenses in the Retail and Wholesale Products Group, a reduction in bonus expense and a reduction in corporate telecommunications expense.

      Interest expense for fiscal 2005 decreased 15.4% from fiscal 2004 due to the reduction in outstanding debt of $4,080,000. Interest income increased $242,000 from fiscal 2004 due to the change in our investment portfolio and increased interest rates in the market.

      The effective tax rate was 26.8% of pre-tax income in fiscal 2005 versus 27.4% in fiscal 2004. Fiscal 2004 tax expense was negatively impacted by a $210,000 tax expense recorded on certain unremitted earnings of our Switzerland subsidiary. This charge was taken to reflect the estimated potential impact of repatriating certain cash balances held by that subsidiary.

      Total assets decreased $5,304,000 or 4.1% during fiscal 2005. Current assets decreased $4,885,000 or 7.2% from the fiscal 2004 year-end balances, primarily due to decreases in cash and cash equivalents, investments in securities, accounts receivable, deferred taxes and prepaid overburden removal expense. Offsetting part of this decrease was an increase in other prepaid expenses and a small increase in inventory. The decrease in cash and investments was due to the substantial increase in purchases of treasury stock.

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

FOREIGN OPERATIONS

      Net sales by our foreign subsidiaries during fiscal 2006 were $16,387,000 or 8.0% of total company sales. This represents an increase of 13.4% from fiscal 2005, in which foreign subsidiary sales were $14,455,000 or 7.7% of total company sales. This increase in sales was seen in both the Canadian and United Kingdom entities. The Canadian entity’s sales increase was driven by private label cat litter products. Expanded distribution and price increases contributed to part of this increase. Offsetting some of this increase in Canada was a decline in industrial products sales due to weaker industrial economic conditions in the market. The increase in the United Kingdom subsidiary’s sales was partially driven by new customers for that location. For fiscal 2006, the foreign subsidiaries reported income of $267,000, a reduction of $78,000 from the $345,000 income reported in fiscal 2005. The reduction to income for the year was driven by increased material, freight and packaging costs in the Canadian operation. Both the Canadian and United Kingdom operations faced material sourcing issues which contributed to part of the material cost increases. Escalating energy costs accounted for much of the rest of the increase. Identifiable assets of the foreign subsidiaries as of July 31, 2006 were $9,404,000 compared to $11,579,000 as of July 31, 2005. Most of the decrease in identifiable assets was in cash and cash equivalents. Certain investments were liquidated to facilitate the repatriation of previously untaxed foreign earnings and profits. See Note 5 of the Notes to the Consolidated Financial Statements.

      Net sales by our foreign subsidiaries during fiscal 2005 were $14,455,000 or 7.7% of total company sales. This represents an increase of 7.9% from fiscal 2004, in which foreign subsidiary sales were $13,397,000 or 7.2% of total company sales. This increase in sales was seen largely in our Canadian operation with private label cat litter sales improving from fiscal 2004. For fiscal 2005, the foreign subsidiaries reported income of $345,000, a reduction of $270,000 from the $615,000 income reported in fiscal 2004. The reduction to income for the year was driven by increased material, freight and packaging costs in the Canadian operation. Identifiable assets of the foreign subsidiaries as of July 31, 2005 were $11,579,000 compared to $11,271,000 as of July 31, 2004. Most of the increase in identifiable assets was in accounts receivable and property, plant and equipment.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal capital requirements include funding working capital needs, the purchasing and upgrading of real estate, equipment and facilities, and investing in infrastructure and potential acquisitions. We principally have used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements. Cash, cash equivalents and short-term investments totaled $25,855,000, $19,435,000 and $23,069,000 at July 31, 2006, 2005 and 2004, respectively. As of July 31, 2006, we had $15,000,000 available under our revolving credit facility with Harris N.A.

The following table sets forth certain elements of our Consolidated Statements of Cash Flows (in thousands):

	Fiscal Year Ended
	July 31,	July 31,	July 31,
	2006	2005	2004
Net cash provided by operating activities	$ 10,635	$ 12,985	$ 18,577
Net cash used in investing activities	(14,979)	(3,575)	(10,428)
Net cash provided by (used in) financing activities	5,560	(9,638)	(6,262)
Effect of exchange rate changes on cash and cash equivalents	(554)	(175)	(292)
Net increase (decrease) in cash and cash equivalents	662	(403)	1,595

Net cash provided by operating activities

      Net cash provided by operations decreased by $2,350,000 to $10,635,000 in fiscal 2006. The decrease was due primarily to a decrease in net income during fiscal 2006, a decrease in depreciation and amortization and other non-cash charges, and an increase in working capital. Net cash provided by operations decreased by $5,592,000 to $12,985,000 in fiscal 2005. The decrease was due primarily to a decrease in depreciation and other non-cash charges and a decrease in current liabilities. For fiscal years 2006 and 2005, the primary components of working capital that impacted operating cash flows were as follows:

      Accounts receivable, less allowance for doubtful accounts, increased by $2,631,000 compared to fiscal year end 2005. The increase was due to sales in the fourth quarter of fiscal 2006 of $51,694,000 versus sales for the fourth quarter of fiscal 2005 of $46,017,000. Accounts receivable in 2005 decreased $531,000 as compared to 2004 due to bad debt recovery and a focused effort to improve accounts receivable processes.

      Inventories increased in 2006 compared to fiscal 2005 by $3,011,000 due to higher cost of materials and increased tons in ending inventory. Inventories in 2005 increased only $287,000 as compared to fiscal 2004.

      Prepaid overburden removal expense in fiscal 2006 increased $316,000 compared to fiscal 2005. During fiscal 2005, prepaid overburden removal expense decreased $1,037,000. Year to year fluctuations are the result of different amounts of non-usable material that need to be removed from the various sites.

      Accounts payable and other accrued expenses increased $3,775,000 in fiscal 2006 compared to fiscal 2005 due to increased energy and packaging costs. During fiscal 2005, accounts payable and accrued expenses decreased $3,101,000 due to a $1,250,000 accrual for a patent infringement lawsuit settlement at July 31, 2004 and lower accruals for trade promotions, advertising and bonus at July 31, 2005.

Net cash used in investing activities

      Cash used in investing activities increased $11,404,000 compared to fiscal 2005 to $14,979,000 during fiscal 2006. In fiscal 2006, cash used for capital expenditures was $10,827,000, a $3,516,000 increase compared to fiscal 2005. During fiscal 2006 cash available from new long-term debt financing was used to purchase debt and investment securities of $5,158,000 (net of dispositions), compared to net dispositions of debt and investment securities of $3,699,000 in fiscal 2005. Cash proceeds from the sale of property, plant and equipment were $1,006,000 in fiscal 2006 versus $37,000 in fiscal 2005.

      Cash used in investing activities decreased $6,853,000 compared to fiscal 2004 to $3,575,000 during fiscal 2005. In fiscal 2004, more cash was available for investing due to $2,241,000 received from the termination of two split-dollar life insurance plans and reduced capital spending as compared to fiscal 2003. In fiscal 2003, $6,000,000 cash was spent to purchase assets related to the Jonny Cat brand of cat litter. During fiscal 2004 cash was used to purchase debt and investment securities of $4,997,000 (net of dispositions). In fiscal 2005, many of these investments matured and the cash was used for the purchase of treasury stock. During fiscal 2005, cash was provided by dispositions of debt and investment securities of $3,699,000 (net of purchases). Conversely, cash used for capital expenditures in fiscal 2005 increased $1,244,000 compared to fiscal 2004.

Net cash provided by (used in) financing activities

     Cash was provided by financing activities during fiscal 2006 of $5,560,000 compared to cash used by financing activities during fiscal 2005 of $9,638,000. During fiscal 2006 cash was provided primarily from proceeds from issuance of long-term debt of $15,000,000. Principal payments on long-term debt were also $1,000,000 less in fiscal 2006 versus 2005 and net purchases of treasury stock were $585,000 lower in fiscal 2006 versus 2005. In contrast, proceeds from issuance of common stock, primarily related to stock option exercises, were $1,687,000 lower in fiscal 2006 versus 2005.

     Cash used by financing activities increased $3,376,000 compared to fiscal 2004 to $9,638,000 during fiscal 2005. During fiscal 2005 net purchases of treasury stock were $5,941,000 higher compared to fiscal 2004. In contrast, proceeds from issuance of common stock, primarily related to stock option exercises, were $2,810,000 higher in fiscal 2005 versus 2004.

Other

     Total cash and investment balances held by our foreign subsidiaries at July 31, 2006, 2005 and 2004 were $477,000, $3,427,000 and $3,633,000, respectively. Certain investments held by our foreign subsidiaries were liquidated in fiscal 2006 to facilitate the repatriation of previously untaxed foreign earnings and profits. See Note 5 of the Notes to the Consolidated Financial Statements.

     We received cash grants of approximately $590,000 in fiscal 2006 and $1,200,000 in fiscal 2005 from the State of Illinois. The money from these grants was used to enhance processing capabilities at our Mounds, Illinois production facility. These funds were accounted for on a “net” grant accounting basis; therefore they were not shown as a cash in-flow or a capital expenditure outflow. As of July 31, 2006 and 2005, the grant funds received in the respective fiscal years were completely utilized.

     As part of the normal course of business, we guarantee certain debts and trade payables of our wholly owned subsidiaries. These arrangements are made at the request of the subsidiaries’ creditors, as separate financial statements are not distributed for the wholly owned subsidiaries. As of July 31, 2006, the value of these guarantees was $500,000 of short-term liabilities, $359,000 of lease liabilities and $2,500,000 of long-term debt.

     Our capital requirements are subject to change as business conditions warrant and opportunities arise. The tables in the following subsection summarize our contractual obligations and commercial commitments at July 31, 2006 for the timeframes indicated.

     We entered into an unsecured revolving credit agreement with Harris N.A on January 27, 2006, pursuant to which we may borrow up to $15,000,000 from time to time. Our payment obligations under this credit agreement are guaranteed by certain of our subsidiaries. The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to acquire or dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2006, we had $15,000,000 available under this credit facility and were in compliance with our covenants.

     We believe that cash flow from operations, availability under our revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations for at least the next 12 months. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

      The following table summarizes our significant contractual obligations at July 31, 2006, and the effect such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less Than 1
Contractual Obligations	Total	Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$35,240,000	$ 14,080,000	$19,660,000	$16,700,000	$14,800,000
Interest on Long-Term Debt	9,959,000	2,147,000	3,380,000	2,384,000	2,048,000
Operating Leases	11,878,000	2,760,000	2,373,000	1,770,000	4,975,000
Unconditional Purchase Obligations	7,595,000	7,595,000	--	--	--
Total Contractual Cash Obligations	$64,672,000	$ 16,582,000	$15,413,000	$10,854,000	$21,823,000

      We are not required to make a contribution to our defined benefit pension plan in fiscal 2007. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions.

	Amount of Commitment Expiration Per Period
	Total
Other Commercial	Amounts	Less Than 1
Commitments	Committed	Year	1 – 3 Years	4 – 5 Years	After 5 Years
Standby Letters of Credit	$500,000	$500,000	$ --	$ --	$ --
Other Commercial Commitments	10,964,000	10,964,000	--	--
Total Commercial Commitments	$11,964,000	$11,964,000	$ --	$ --	$ --

      The expected timing of payments of the obligations above is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

OFF BALANCE SHEET ARRANGEMENTS

      We do not have any unconsolidated special purpose entities. As of July 31, 2006, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management’s discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the generally accepted accounting principles of the United States. Annually we review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to current economic and business environment. We believe that of our significant accounting policies stated in Note 1 of the Notes to the Consolidated Financial Statements, the policies listed below involve a higher degree of judgment and/or complexity. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include promotional programs, allowance for doubtful accounts, prepaid overburden, pension accounting and income taxes. Actual results could differ from these estimates.

      Stock Split Effected by a Stock Dividend. If a stock split is effected after the close of the fiscal year, but before the release of the financial statements, generally accepted accounting principles require per share data to be based on the new shares outstanding including the effect of the stock split transaction. In addition, if the par value of the underlying stock is not reduced for a stock dividend, a credit to the common stock account and a charge to paid-in-capital are necessary to adjust the aggregate par value. Our Board announced the stock dividend on June 6, 2006. The stock dividend was paid on September 8, 2006 to shareholders of record at the close of business on August 4, 2006. Accordingly, shares outstanding, income (loss) per share and balance sheet values for all years presented have been restated to reflect the five-for-four stock split effected by a stock dividend of one-quarter share for each outstanding share of Common Stock and Class B Stock and the adjustment to aggregate par value has been made.

      Revenue Recognition. Under the terms of our sales agreements with customers, we recognize revenue when title is transferred. Upon shipment an invoice is generated that sets the fixed and determinable price. Sales returns and allowances have historically not been material.

      Trade Promotions and Advertising. We routinely commit to one-time or on-going trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Advertising costs are part of selling, general and administrative expenses.

      We have accrued liabilities at the end of each period for the estimated expenses incurred, but unpaid for trade spending and advertising programs. The determination of the trade spending liabilities requires us to use judgment for estimates which include our historical experience with trade spending patterns and that of the industry, current trends and forecasted data. While management believes our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations. We recorded reserves of $3,522,000 and $3,362,000 for these trade promotions and advertising liabilities at July 31, 2006 and 2005, respectively.

      Cost of Sales. Cost of sales includes all manufacturing costs, inbound and outbound freight, inspection costs, purchasing costs associated with materials and packaging used in the production processes and warehouse and distribution costs.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses include salaries, wages and benefits associated with the staff outside the manufacturing and distribution functions, all marketing related costs, any miscellaneous trade spending expenses not required to be included in net sales, research and development costs and all other non-manufacturing and non-distribution expenses.

      Cash Equivalents and Investments in Securities. Cash equivalents are highly liquid investments with maturities of three months or less when purchased. Investments in treasury securities are carried at cost, plus accrued interest, which approximates market. We occasionally purchase as investments certain debt securities of highly rated United States corporations. These securities are reported as current or long-term depending on the maturity of the instrument. We classify these investments as held-to-maturity and measure them on an amortized cost basis because we have both the intention and the ability to hold these investments to maturity.

      Trade Receivables. Trade receivables are recognized when the risk of loss and title pass to the customer consistent with the Revenue Recognition policy. We provide for an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts and analysis of specific accounts. While management believes our allowance for doubtful accounts is reasonable, the unanticipated default by a customer with material trade receivable could occur. We recorded an allowance for doubtful accounts of $567,000 and $609,000 at July 31, 2006 and 2005, respectively.

      Inventories. Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales divisions to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at July 31, 2006 and 2005 were $307,000 and $301,000, respectively.

      Prepaid Overburden Removal and Mining Costs. We mine sorbent materials on property that we either own or lease as part of our overall operations. A significant part of our mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of our production processes. The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid overburden removal expense is amortized over the estimated available material. We had $1,686,000 and $1,370,000 of prepaid expense recorded on our consolidated balance sheet, as of July 31, 2006 and 2005, respectively. We amortized to current expense approximately $2,134,000 of previously recorded prepaid expense in fiscal 2006, $2,637,000 in fiscal 2005 and $2,895,000 in fiscal 2004. See the discussion in Note 1 of the Notes to the Consolidated Financial Statements regarding EITF Issue No. 04-06, “Accounting for Stripping Costs in the Mining Industry”, which will change our reporting of post-production stripping costs beginning in the first quarter of fiscal year 2007.

      To determine the value of prepaid overburden, our mining personnel survey the individual mining areas. The estimation work is conducted utilizing a combination of manual and computerized survey tools. Once the survey data is recorded it is charted on numerous topographical maps of the mining areas. Finally, based on the survey data, maps and professional judgment of the mining engineers’ estimates are developed.

      During the normal course of our overburden removal activities we perform on-going reclamation activities. As overburden is removed from a pit, it is hauled to a previously mined pit and used to refill the older site. This process allows us to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing the liability for the reclamation function.

      Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral patents, including legal fees and drilling expenses, are also capitalized. Pre-production development costs on new mines and any prepaid royalties that are offset against future royalties due upon extraction of the mineral are also capitalized. All exploration related costs are expensed as incurred.

      Impairment of goodwill, trademarks and other intangible assets. Carrying values of goodwill, trademarks and other indefinite lived intangible assets are reviewed periodically for possible impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Our impairment review is based on a discounted cash flow approach that requires significant judgment with respect to volume, revenue, expense growth rates and the selection of an appropriate discount rate. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the first quarter of the fiscal year and we use judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts may indicate that an asset has become impaired. Our analysis in the first quarter of fiscal 2006 did not indicate any impairment. We continue to monitor events, circumstances or changes in the business that might imply a reduction in value and might lead to impairment.

      Stock Based Compensation. On August 1, 2005 we adopted Financial Accounting Standards (“FAS”) No. 123-R “Share-Based Payments” (“FAS 123-R”). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. The fair value is estimated on the grant date using the Black-Scholes Option Pricing Method. FAS 123-R requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. The amount of share-based compensation expense recognized in fiscal 2006 was $330,000, net of related tax effect. This includes expense related to stock option grants and amortization of restricted stock. We adopted the pronouncement using a modified prospective application. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts have not been restated.

     Prior to the adoption of FAS 123-R, we had applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related other interpretations to account for our stock option plans. Under APB 25, we applied the intrinsic value method. All of the outstanding options issued under the plans had exercise prices equal to the market value on the day of issue. Accordingly, we did not record any compensation expense associated with our issuance of stock options. Had we accounted for stock-based compensation in accordance with SFAS No. 123-R, we would have reported in fiscal years 2005 and 2004 additional employee compensation expense (net of related tax effect) of approximately $325,000 and $301,000, respectively. See Note 7 to the Notes of the Consolidated Financial Statements for further discussion.

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

     Our expected rate of return on plan assets is determined based on asset allocations and historical experience. The expected long-term rate of inflation and risk premiums for the various asset categories are based on general historical returns and inflation rates. The target allocation of assets is used to develop a composite rate of return assumption.

     The discount rate is based on a market benchmark rate that is of comparable duration to the plan’s liabilities. Specifically, at July 31, 2006, the discount rate was based on the Citigroup Pension Liability Index and at July 31, 2005 the discount rate was based on Moody’s Aa Corporate Bond Yield adjusted to be based on annual compounding. The rate was rounded to the nearest 25 basis points.

     Income Taxes. Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

     We determine our current and deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The tax effect of the reversal of tax differences is recorded at rates currently enacted for each jurisdiction in which we operate. To the extent that temporary differences will result in future tax benefit, we must estimate the timing of their reversal and whether taxable operating income in future periods will be sufficient to fully recognize any deferred tax assets. We maintain valuation allowances where it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the income tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings and other factors that could effect the realization of deferred tax assets. We recorded valuation allowances for income taxes of $1,831,000 and $1,784,000 at July 31, 2006 and 2005, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans”. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in other comprehensive income. This recognition provision and the related disclosures are effective as of the end of the fiscal year ending after December 15, 2006. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008. We are currently reviewing this pronouncement, but we believe it could have a material impact on our financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement”, effective for fiscal years beginning after November 15, 2007. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles (GAAP). This Statement applies under other accounting pronouncements that require or permit fair value measurements. We are currently reviewing this pronouncement, but we believe it will not have a material impact on our financial statements.

     In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The pronouncement provides a recognition threshold and measurement guidance for the financial statement recognition of a tax position taken or expected to be taken in a tax return. We are currently reviewing this pronouncement, but we believe it will not have a material impact on our financial statements.

     In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” effective for the first fiscal period in the fiscal year beginning after December 15, 2005. This statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable. We would only be impacted by this statement if it made a voluntary change in accounting principle after the effective date.

     In March 2005, the Financial Accounting Standards Board ratified the consensus reached in EITF Issue No. 04-06 (“EITF Issue 04-06”), “Accounting for Stripping Costs in the Mining Industry”. The consensus will be effective for the first fiscal period in the fiscal year beginning after December 15, 2005. The consensus on EITF Issue 04-06 calls for post-production stripping costs to be treated as a variable inventory production cost. As a result, such costs are subject to inventory costing procedures in the period they are incurred.

     Once EITF Issue 04-06 becomes effective in the first quarter of fiscal 2007, we will be required to write off the amount of our prepaid overburden removal expense account at August 1, 2006 as a cumulative effect adjustment to our opening balance of retained earnings. Although the write-off adjusts the opening balance of retained earnings, it will also reduce our earnings per share in the first quarter of fiscal 2007. The value of the prepaid overburden removal expense account at July 31, 2006 was $1,686,000. Also, on an ongoing basis we expect not to defer and amortize the vast majority of our overburden removal expenses. Post-production overburden removal costs will be considered variable production expenses and will be included in cost of sales in the period they are incurred; however, in accordance with EITF Issue 04-06, we will continue to defer and amortize the pre-production overburden removal costs associated with opening a new mine. We expect these changes to result in increased earnings volatility on a quarterly, but not an annual, basis.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We had two interest rate swap agreements outstanding as of July 31, 2006. We believe that the market risk arising from holdings of our financial instruments is not material.

     We are exposed to currency risk as it relates to certain accounts receivables and our foreign operations. We believe that the currency risk is immaterial to the overall presentation of the financial statements.

     We are exposed to regulatory risk in the fluid purification and agricultural markets, principally as a result of the risk of increasing regulation of the food chain in the United States and Europe. We actively monitor developments in this area, both directly and through trade organizations of which we are a member.

     We are exposed to commodity price risk with respect to fuel. We plan to contract for 41% of our fuel needs for fiscal 2007 using forward purchase contracts to manage the volatility in fuel prices related to this exposure. All contracts are related to the normal course of business and no contracts are entered into for speculative purposes. The weighted average cost of our natural gas contracts has been estimated to be approximately 15.1% higher than the contracts for fiscal 2006.

     The following table provides information about our natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2007. The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on October 2, 2006.

Commodity Price Sensitivity
Natural Gas Future Contracts
For the Year Ending July 31, 2007
	Expected 2007 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	880,000

Weighted Average Price (Per MMBtu)	$8.63

Contract Amount ($ U.S., in thousands)	$7,595.0	$6,249.8

     Factors that could influence the fair value of the natural gas contracts, include, but are not limited to, the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, and the general demand for natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world. Some of these same events have allowed us to mitigate the impact of the natural gas contracts by the continued, and in some cases expanded, use of recycled oil in our manufacturing processes. Accurate estimates of the impact that these contracts may have on our fiscal 2007 financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.

     Please also see Item 1A above, “Risk Factors”, for a discussion of these and other risks and uncertainties we face in our business.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	July 31,
ASSETS	2006	2005
	(in thousands of dollars)
Current Assets
Cash and cash equivalents	$6,607	$5,945
Investment in treasury securities	19,248	13,098
Investment in debt securities	--	392
Accounts receivable, less allowance of $567 and $609 in 2006 and 2005, respectively	26,115	23,611
Inventories	15,697	12,686
Prepaid overburden removal expense	1,686	1,370
Deferred income taxes	1,722	1,647
Prepaid expenses and other assets	4,627	4,347
Total Current Assets	75,702	63,096

Property, Plant and Equipment, at Cost
Buildings and leasehold improvements	23,727	22,667
Machinery and equipment	101,001	95,335
Office furniture and equipment	11,578	11,130
Vehicles	5,976	5,292
	142,282	134,424
Less accumulated depreciation and amortization	(107,496)	(101,573)
	34,786	32,851
Construction in progress	5,713	4,769
Land	10,794	10,278
Total Property, Plant and Equipment, Net	51,293	47,898

Other Assets
Goodwill	5,162	5,162
Trademarks and patents (Net of accumulated amortization of $308 and $305 in 2006 and 2005, respectively)	780	778
Debt issuance costs (Net of accumulated amortization of $393 and $356 in 2006 and 2005, respectively)	444	107
Licensing agreements (Net of accumulated amortization of $2,558 and $2,359 in 2006 and 2005, respectively)	881	1,080
Deferred income taxes	1,151	1,287
Other	4,134	4,163
Total Other Assets	12,552	12,577
Total Assets	$139,547	$123,571

The accompanying notes are an integral part of the consolidated financial statements.

	July 31,
	2006	2005
	(in thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of notes payable	$4,080	$3,080
Accounts payable	7,596	5,228
Dividends payable	754	559
Accrued expenses
Salaries, wages and commissions	3,492	3,741
Trade promotions and advertising	3,522	3,362
Freight	1,377	1,386
Other	6,292	5,178
Total Current Liabilities	27,113	22,534

Noncurrent Liabilities
Notes payable	31,160	20,240
Deferred compensation	4,093	3,650
Other	3,945	3,293
Total Noncurrent Liabilities	39,198	27,183
Total Liabilities	66,311	49,717

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,158,158 shares in 2006 and 6,968,613 in 2005	716	697
Class B Stock, par value $.10 per share, issued 2,234,544 shares in 2006 and 2,164,544 in 2005	223	216
Unrealized gain on marketable securities	46	38
Additional paid-in capital	18,072	13,735
Retained earnings	97,390	94,891
Restricted unearned stock compensation	(1,308)	(75)
Cumulative translation adjustment	179	(282)
	115,318	109,220
Less treasury stock, at cost (2,304,103 Common and 324,741 Class B shares at July 31, 2006 and
1,953,350 Common and 342,241 Class B shares at July 31, 2005)	(42,082)	(35,366)
Total Stockholders’ Equity	73,236	73,854
Total Liabilities and Stockholders' Equity	$139,547	$123,571

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2006	2005	2004
	(in thousands, except for per share data)
Net Sales	$205,210	$187,868	$185,511
Cost of Sales	167,136	147,513	142,263
Gross Profit	38,074	40,355	43,248
Other Contractual Charge	--	--	(1,250)
Loss on Impaired Long-Lived Assets	--	--	(464)
Gain on Sale of Long-Lived Assets	415	--	--
Selling, General and Administrative Expenses	(29,735)	(30,470)	(32,975)
Income from Operations	8,754	9,885	8,559
Other Income (Expense)
Interest income	1,106	464	222
Interest expense	(2,255)	(1,758)	(2,079)
Foreign exchange losses	(95)	(244)	(26)
Other, net	386	585	255
Total Other Expense, Net	(858)	(953)	(1,628)
Income Before Income Taxes	7,896	8,932	6,931
Income Taxes	2,637	2,392	1,898
Net Income	$5,259	$6,540	$5,033

Net Income Per Share
Basic Common	$0.83	$1.02	$0.79
Basic Class B Common	$0.61	$0.76	$0.59
Diluted	$0.73	$0.88	$0.68

Average Shares Outstanding
Basic Common	5,005	5,047	5,050
Basic Class B Common	1,822	1,818	1,796
Diluted	7,219	7,455	7,452

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Number of Shares		$ Amounts ( in thousands)

						Restricted		Accumulated
	Common		Common	Additional		Unearned		Other	Total
	& Class B	Treasury	& Class B	Paid-In	Retained	Stock	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Stock	Capital	Earnings	Compensation	Stock	Income/(Loss)	Equity
Balance, July 31, 2003	8,607,197	(1,761,306)	861	7,509	88,002	(37)	(26,239)	(1,082)	69,014

Net Income			--	--	5,033	--	--	--	5,033
Cumulative Translation
Adjustments			--	--	--	--	--	388	388
Total Comprehensive Income									5,421
Dividends Declared			--	--	(2,050)	--	--	--	(2,050)
Purchases of Treasury Stock		(119,506)	--	--	--	--	(1,824)	--	(1,824)
Issuance of Stock Under 1995
Long-Term Incentive Plan	143,280		14	1,655	--	--	--	--	1,669
Amortization of Restricted Stock			--	--	--	28	--	--	28
Balance, July 31, 2004	8,750,477	(1,880,812)	875	9,164	90,985	(9)	(28,063)	(694)	72,258

Net Income			--	--	6,540	--	--	--	6,540
Cumulative Translation
Adjustments			--	--	--	--	--	412	412
Unrealized gain on marketable
securities			--	--	--	--	--	38	38
Total Comprehensive Income									6,990
Dividends Declared			--	--	(2,251)	--	--	--	(2,251)
Purchases of Treasury Stock		(463,500)	--	--	--	--	(8,066)	--	(8,066)
Issuance of Stock Under 1995
Long-Term Incentive Plan	382,680	48,721	38	4,571	(383)	(93)	763	--	4,896
Amortization of Restricted Stock			--	--	--	27	--	--	27
Balance, July 31, 2005	9,133,157	(2,295,591)	$913	$ 13,735	$ 94,891	$(75)	$ (35,366)	$(244)	$73,854
Net Income			--	--	5,259	--	--	--	5,259
Cumulative Translation
Adjustments			--	--	--	--	--	461	461
Unrealized gain on
marketable securities			--	--	--	--	--	8	8
Total Comprehensive Income									5,728
Dividends Declared			--	--	(2,598)	--	--	--	(2,598)
Purchases of Treasury Stock		(382,045)	--	--	--	--	(7,811)	--	(7,811)
Issuance of Stock Under 2006
Long-Term Incentive Plan	259,545	48,792	26	3,517	(162)	(1,386)	1,095	--	3,090
Share-based Stock Compensation				820					820
Amortization of Restricted Stock			--	--	--	153	--	--	153
Balance, July 31, 2006	9,392,702	(2,628,844)	$939	$ 18,072	$ 97,390	$(1,308)	$ (42,082)	$225	$73,236

The accompanying statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended July 31,
	2006	2005	2004
Cash Flows from Operating Activities	(in thousands of dollars)
Net Income	$5,259	$6,540	$5,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,212	7,429	8,057
Amortization of investment discounts	(600)	(226)	(51)
Stock compensation expense	451	--	--
Excess tax benefits for share-based payments	(516)	--	--
Deferred income taxes	192	952	204
Provision for bad debts	127	27	201
Loss on impaired assets	--	--	464
(Gain) loss on the sale of property, plant and equipment	(309)	370	398
(Increase) decrease in:
Accounts receivable	(2,631)	531	(615)
Inventories	(3,011)	(287)	108
Prepaid overburden removal expense	(316)	1,037	85
Prepaid expenses	(280)	(740)	(199)
Other assets	345	(144)	2,175
Increase (decrease) in:
Accounts payable	2,759	(26)	(823)
Accrued expenses	1,016	(3,075)	2,825
Deferred compensation	443	195	243
Other liabilities	494	402	472
Total Adjustments	5,376	6,445	13,544
Net Cash Provided by Operating Activities	10,635	12,985	18,577

Cash Flows from Investing Activities
Capital expenditures	(10,827)	(7,311)	(6,067)
Proceeds from the sale of Phoebe Products Co.	--	--	325
Proceeds from sale of property, plant and equipment	1,006	37	311
Purchases of investments in debt securities	(3,287)	(250)	(5,217)
Maturities of investments in debt securities	3,679	2,834	2,156
Purchases of investment in treasury securities	(65,336)	(28,057)	(43,608)
Dispositions of investment in treasury securities	59,786	29,172	41,672
Net Cash Used in Investing Activities	(14,979)	(3,575)	(10,428)

Cash Flows from Financing Activities
Principal payments on long-term debt	(3,080)	(4,080)	(4,000)
Proceeds from issuance of long-term debt	15,000	--	--
Dividends paid	(2,403)	(2,206)	(1,998)
Purchase of treasury stock	(7,811)	(8,214)	(1,824)
Proceeds from issuance of treasury stock	631	449	--
Proceeds from issuance of common stock	2,460	4,147	1,337
Excess tax benefits for share-based payments	516	--	--
Other, net	247	266	223
Net Cash Provided by (Used in) Financing Activities	5,560	(9,638)	(6,262)
Effect of exchange rate changes on cash and cash equivalents	(554)	(175)	(292)
Net Increase (Decrease) in Cash and Cash Equivalents	662	(403)	1,595
Cash and Cash Equivalents, Beginning of Year	5,945	6,348	4,753
Cash and Cash Equivalents, End of Year	$6,607	$5,945	$6,348

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

REVENUE RECOGNITION

      Under the terms of our sales agreements with customers, we recognize revenue when title is transferred. At the time of shipment an invoice is generated which sets the fixed and determinable price. Sales returns and allowances are not material.

TRADE PROMOTIONS

      In our Retail and Wholesale Products Group, we routinely commit to one-time or on-going trade promotion programs. All such costs are netted against sales. We have accrued liabilities at the end of each period for the estimated expenses incurred, but not paid for these programs. The determination of the trade spending liabilities requires us to use judgment for estimates which include our historical experience with trade spending patterns and that of the industry, current trends and forecasted data.

COST OF SALES

      Cost of sales includes all manufacturing costs, inbound and outbound freight, inspection costs, purchasing costs associated with materials and packaging used in the production processes and warehouse and distribution costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses include salaries, wages and benefits associated with the staff outside the manufacturing and distribution functions, all marketing related costs, any miscellaneous trade spending expenses not required to be included in net sales, research and development costs and all other non-manufacturing and non-distribution expenses.

TRADE RECEIVABLES

      Trade receivables are recognized when the risk of loss and title pass to the customer consistent with the Revenue Recognition policy. We provide for an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts and analysis of specific accounts. A customer is determined to be uncollectible when we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We retain outside collection agencies to facilitate our collection efforts. Past due status is determined based on contractual terms and customer payment history.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

      Deferred income tax assets and liabilities are recorded for the impact of temporary differences between the tax basis of assets and liabilities and the amounts recognized for financial reporting purposes. Deferred tax assets are reviewed and a valuation allowance is established if management believes that it is more likely than not that some portion of our deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change.

      U.S. income tax expense and foreign withholding taxes are provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. Where unremitted foreign earnings are indefinitely reinvested, no provision for federal or state tax expense is recorded. When circumstances change and we determine that some or all of the undistributed earnings will be remitted in the foreseeable future, such as with the repatriation of earnings and profits under the American Jobs Creation Act described in Note 5 of the Notes to the Consolidated Financial Statements, a corresponding expense is accrued in the current period.

TRANSLATION OF FOREIGN CURRENCIES

      Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

CASH EQUIVALENTS AND INVESTMENTS IN SECURITIES

      Cash equivalents are highly liquid investments with maturities of three months or less when purchased. Investments in treasury securities are carried at cost, plus accrued interest, which approximates market. We occasionally purchase as investments certain debt securities of highly rated United States corporations. These securities are reported as current or long-term depending on the maturity of the instrument. We classify these investments as held-to-maturity and measure them on an amortized cost basis because we have both the intention and the ability to hold these investments to maturity.

INVENTORIES

      Inventories are valued at the lower of cost (first-in, first-out) or market. We recorded inventory obsolescence reserves of approximately $307,000 and $301,000 or the fiscal years ended July 31, 2006 and 2005, respectively. The composition of inventories as of July 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Finished goods	$8,408	$7,257
Packaging	3,688	3,310
Other	3,601	2,119
	$15,697	$12,686

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PREPAID OVERBURDEN REMOVAL AND MINING COSTS

      As part of our overall operations, we mine sorbent materials on property that we either own or lease. A significant part of our overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of our production processes. The cost of the overburden removal is recorded in a prepaid expense account and, as the usable sorbent material is mined, the prepaid overburden removal expense is amortized over the estimated available material. We had $1,686,000 and $1,370,000 of prepaid overburden removal expense recorded on our Consolidated Balance Sheets as of July 31, 2006 and 2005, respectively. We amortized to current expense approximately $2,134,000 of previously recorded prepaid expense in fiscal 2006, $2,637,000 in fiscal 2005 and $2,895,000 in fiscal 2004. See the discussion in New Accounting Standards regarding EITF Issue No. 04-06, “Accounting for Stripping Costs in the Mining Industry”, which will change our reporting of post-production stripping costs beginning in the first quarter of fiscal year 2007.

      We perform ongoing reclamation activities during the normal course of our overburden removal activities. As overburden is removed from a pit, it is hauled to a previously mined pit and used to refill the older site. This process allows us to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing the liability for the reclamation function.

      Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral patents, including legal fees and drilling expenses, are also capitalized. Development costs of determining the nature and amount of mineral reserves and any prepaid royalties that are offset against future royalties due upon extraction of the mineral are also capitalized. All exploration related costs are expensed as incurred.

CONCENTRATION OF CREDIT RISK

      Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash investments and accounts receivable. We place our cash investments in government-backed instruments, both foreign and domestic, and with other quality institutions. Concentrations of credit risk with respect to accounts receivable are subject to the financial condition of certain major customers, principally the customer referred to in Note 3 of the Notes to the Consolidated Financial Statements. We generally do not require collateral to secure customer receivables.

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

      Property, plant and equipment are reviewed periodically for possible impairment on an annual basis. We review for idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value.

SHIPPING AND HANDLING COSTS

      Shipping and handling costs are included in cost of sales and were $33,011,000, $30,192,000 and $28,732,000 for the years ended July 31, 2006, 2005 and 2004, respectively.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT

      Research and development costs of $1,808,000, $2,429,000 and $2,459,000 were charged to expense as incurred for the years ended July 31, 2006, 2005 and 2004, respectively.

INTANGIBLES AND GOODWILL

      Intangibles are amortized on a straight-line basis over periods ranging from seven to twenty years. We periodically review intangibles and goodwill to assess recoverability from projected discounted cash flows of the related operating entities. Our review is based on a discounted cash flow approach that requires significant judgment with respect to volume, revenue, expense growth rates and the selection of an appropriate discount rate. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the first quarter of the fiscal year and we use judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts may indicate that an asset has become impaired.

ADVERTISING COSTS

      We defer recognition of advertising production costs until the first time the advertising takes place; other advertising costs are expensed as incurred. Advertising expenses were $1,273,000, $1,429,000 and $2,852,000 for the years ended July 31, 2006, 2005 and 2004, respectively.

RECLAMATION OBLIGATIONS

      We evaluated our potential reclamation liability at the end of fiscal 2006 in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and with FASB Interpretation No. 47 (as amended), “Accounting for Conditional Asset Retirement Obligations”. We recorded estimated reclamation assets of approximately $263,000 and corresponding reclamation liabilities in the same amount at the end of fiscal 2004. The value represents the discounted present value of the estimated future mining reclamation costs at the production plants. The assets will be depreciated over the estimated useful lives of the various mines. The liabilities will be increased based on a yearly accretion charge, once again over the estimated useful lives of the mines. We re-examined the assumptions used to establish the fiscal 2004 reclamation liability and determined them to be satisfactory for fiscal 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents, investment securities and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2006 and 2005. The fair value of notes payable was estimated based on future cash flows discounted at current interest rates available to us for debt with similar maturities and characteristics. The fair value of notes payable as of July 31, 2006 was less than its carrying value by approximately $306,000 and greater than its carrying value by approximately $438,000 as of July 31, 2005.

STOCK BASED COMPENSATION

      In fiscal year 2006, we began accounting for stock based compensation in accordance with FAS No. 123 (revised 2004), Share-Based Payment (“FAS 123-R”). FAS 123-R requires the determination of the fair value of stock based compensation at the grant date and the recognition of the related compensation expense over the appropriate vesting period. Under FAS 123-R, we now recognize expense for stock options and restricted stock issued under our long term incentive plans. We adopted FAS 123-R using a modified prospective application. Accordingly, prior period amounts have not been restated.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Prior to adoption of FAS 123-R, we applied Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”) to account for our stock-based awards. Under APB 25, all options had exercise prices equal to the market value on the day of issue. Accordingly, we did not record any compensation expense associated with the issuance of stock options.

STOCK SPLIT EFFECTED BY A STOCK DIVIDEND

     If a stock split is effected after the close of the fiscal year, but before the release of the financial statements, generally accepted accounting principles require per share data to be based on the new number shares. In addition, if the par value of the underlying stock is not reduced for a stock dividend, a credit to the common stock account and a charge to paid-in-capital are necessary to adjust the aggregate par value. Our Board announced the stock dividend on June 6, 2006. The stock dividend was paid on September 8, 2006 to shareholders of record at the close of business on August 4, 2006. Accordingly, shares outstanding, income (loss) per share and balance sheet values for all years presented have been restated to reflect the five-for-four stock split effected by a stock dividend of one-quarter share for each outstanding share of Common Stock and Class B Stock and the adjustment to aggregate par value has been made.

NEW ACCOUNTING STANDARDS

     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans”. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in the statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in the funded status should be recognized in other comprehensive income. This recognition provision and the related disclosures are effective as of the end of the fiscal year ending after December 15, 2006. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008. We are currently reviewing this pronouncement, but we believe it could have a material impact on our financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement”, effective for fiscal years beginning after November 15, 2007. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles (GAAP). This Statement applies under other accounting pronouncements that require or permit fair value measurements. We are currently reviewing this pronouncement, but we believe it will not have a material impact on our financial statements.

     In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The pronouncement provides a recognition threshold and measurement guidance for the financial statement recognition of a tax position taken or expected to be taken in a tax return. We are currently reviewing this pronouncement, but we believe it will not have a material impact on our financial statements.

     In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” effective for the first fiscal period in the fiscal year beginning after December 15, 2005. This statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable. We would only be impacted by this statement if it made a voluntary change in accounting principle after the effective date.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In March 2005, the Financial Accounting Standards Board ratified the consensus reached in EITF Issue No. 04-06 (“EITF Issue 04-06”), “Accounting for Stripping Costs in the Mining Industry”. The consensus will be effective for the first fiscal period in the fiscal year beginning after December 15, 2005. The consensus on EITF Issue 04-06 calls for post-production stripping costs to be treated as a variable inventory production cost. As a result, such costs are subject to inventory costing procedures in the period they are incurred.

     Once EIFT Issue 04-06 becomes effective in the first quarter of fiscal 2007, we will be required to write off the amount of our prepaid overburden removal expense account at August 1, 2006 as a cumulative effect adjustment to our opening balance of retained earnings. Although the write-off adjusts the opening balance of retained earnings, it will also reduce our earnings per share in the first quarter of fiscal 2007. The value of the prepaid overburden removal expense account at July 31, 2006 was $1,686,000. Also, on an ongoing basis we expect not to defer and amortize the vast majority of our overburden removal expenses. Post-production overburden removal costs will be considered variable production expenses and will be included in cost of sales in the period they are incurred; however, in accordance with EITF Issue 04-06, we will continue to defer and amortize the pre-production overburden removal costs associated with opening a new mine. We expect these changes to result in increased earnings volatility on a quarterly, but not an annual, basis. The overburden removal expense recorded each fiscal year is not directly dependent on the tons of clay removed from the mining operation.

NOTE 2 – SPECIAL CHARGES, FEES AND CHANGES IN ACCOUNTING ESTIMATES

OTHER CONTRACTUAL CHARGE – PATENT INFRINGEMENT LAWSUIT

     We were named as a defendant in an action captioned PSN Illinois LLC v. Oil-Dri Corporation of America filed February 5, 2004 in the United States District Court for the Northern District of Illinois. The lawsuit alleged that most of our scoopable cat litter products infringed two patents owned by the plaintiff. The plaintiff was seeking monetary damages in an unspecified amount, treble damages if the alleged infringement was found to be willful, as well as injunctive relief. We settled the plaintiff’s claims on August 12, 2004. Under terms of the settlement, we paid the plaintiff $1,250,000 and the plaintiff granted us paid-up licenses of the two patents involved in the litigation as well as a third patent owned by the plaintiff. The $1,250,000 pre-tax charge was reflected as Other Contractual Income & Charges on the Consolidated Statement of Operations for the fiscal year ended July 31, 2004.

LOSS ON IMPAIRED LONG-LIVED ASSETS

     We recorded a loss on impaired assets of $464,000 during the second quarter of fiscal 2004. This loss was related to the write-off of a scoopable “box” product line located at our Georgia facility plus the write-off of the remaining estimated held-for-sale value of a similar box line at one of our Mississippi facilities. The impairments were the result of our decision to change from boxed products to jug products. Both lines were previously used exclusively by the Retail and Wholesale Products Group.

GAIN ON SALE OF LONG-LIVED ASSETS

     On September 16, 2005, in the first quarter of fiscal 2006, we recorded a $415,000 pre-tax gain from the sale of certain water rights in Nevada. These water rights were geographically located in an area that we were not actively planning to develop.

NOTE 3 – OPERATING SEGMENTS

     SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments. Under this standard, we have two reportable operating segments: Retail and Wholesale Products and Business to Business Products. These segments are managed separately because each business has different customer characteristics. Net sales and operating income for each segment are provided below. Revenues by product line are not provided because it would be impracticable to do so.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Historically, we had divided our business by product lines; however, we recognized that due to the various products manufacturing interdependencies and marketing synergies, the most appropriate segmentation is generally based upon the type of end-customer. To support this new operating structure we reorganized the management of the product groups. The Vice President of the former Consumer Products Group was promoted to President of the Retail and Wholesale Products Group. The Business to Business Products Group is currently being managed directly by Daniel Jaffee, President and CEO.

     Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of our production facilities. However we have estimated the segment asset allocations as follows:

	July 31,
	Assets
	2006	2005	2004
	(in thousands)
Business to Business Products	$36,358	$31,376	$31,801
Retail and Wholesale Products	59,836	57,393	66,207
Unallocated Assets	43,353	34,802	30,867
Total Assets	$139,547	$123,571	$128,875

	Year Ended July 31
	Net Sales			Income
	2006	2005	2004	2006	2005	2004
	(in thousands)
Business to Business Products	70,349	62,798	62,040	14,181	13,340	14,366
Retail and Wholesale Products	134,861	125,070	123,471	8,486	11,547	11,864
Total Sales/Operating Income	$ 205,210	$ 187,868	$ 185,511	22,667	24,887	26,230
Gain on Sale of Long-Lived Assets[1]				415	--	--
Less:
Other Contractual Charge[2]				--	--	1,250
Loss on Impaired Long-Lived Assets[3]				--	--	464
Corporate Expenses				14,037	14,660	15,727
Interest Expense, Net of Interest Income				1,149	1,295	1,858
Income before Income Taxes				7,896	8,932	6,931
Income Taxes Provision				2,637	2,392	1,898
Net Income				$ 5,259	$ 6,540	$ 5,033

1 See Note 2 for a discussion of the gain on the sale of long-lived assets
2 See Note 2 for a discussion of other contractual charge.
3 See Note 2 for a discussion of the loss on impaired long-lived assets.

NOTE 3 – OPERATING SEGMENTS (CONTINUED)

     The following is a summary of financial information by geographic region for the years ended July 31:

	2006	2005	2004
	(in thousands)
Sales to unaffiliated customers:
Domestic	$188,823	$173,413	$172,114
Foreign subsidiaries	$16,387	$14,455	$13,397
Sales or transfers between geographic areas:
Domestic	$7,224	$5,956	$6,035
Income before income taxes:
Domestic	$7,478	$8,370	$5,968
Foreign subsidiaries	$418	$562	$963
Net Income:
Domestic	$4,992	$6,195	$4,418
Foreign subsidiaries	$267	$345	$615
Identifiable assets:
Domestic	$130,143	$111,992	$117,604
Foreign subsidiaries	$9,404	$11,579	$11,271

     Our largest customer accounted for the following percentage of consolidated net sales and net accounts receivable:

	2006	2005	2004
Net sales for the years ended July 31	19%	18%	18%
Net accounts receivable as of July 31	27%	25%	27%

NOTE 4 – NOTES PAYABLE

The composition of notes payable at July 31 is as follows:

	2006	2005
	(in thousands)
Town of Blue Mountain, Mississippi
Principal payable on October 1, 2008. Interest payable monthly at a variable interest rate reset weekly based on market conditions for similar instruments. The average annual rate was 3.28% and 2.15%
in fiscal 2006 and 2005, respectively. Payment of these bonds by the Company is guaranteed by a letter of credit issued by
Harris Trust and Savings Bank	$2,500	$2,500

Teachers Insurance and Annuity Association of America and
Prudential Financial
Payable in annual principal installments on April 15:
$4,000,000 in fiscal 2007 and 2008; $1,500,000 in fiscal 2009;
$3,000,000 in fiscal 2010; $2,000,000 in fiscal 2011; and
$1,500,000 in fiscal 2012 and 2013. Interest is payable
semiannually at an annual rate of 6.55%	17,500	20,500

The Prudential Insurance Company of America and Prudential
Retirement Insurance and Annuity Company
Payable in annual principal installments on October 15:
$1,500,000 in fiscal 2009; $200,000 in fiscal 2010;
$1,500,000 in fiscal 2011; $2,100,000 in fiscal 2012;
$2,300,000 in fiscal 2013; $3,500,000 in fiscal 2014;
$3,500,000 in fiscal 2015; $400,000 in fiscal 2016.
Interest is payable semiannually at an annual rate
of 5.89%	15,000	--

Other	240	320
	$35,240	$23,320

Less current maturities of notes payable	(4,080)	(3,080)
	$31,160	$20,240

     We sold at face value $15,000,000 in senior promissory notes to The Prudential Insurance Company of America and to Prudential Retirement Insurance and Annuity Company pursuant to a Note Agreement dated December 16, 2005. The notes bear interest at 5.89% per annum and mature on October 15, 2015. The proceeds of the sale may be used to fund future principal payments on debt, acquisitions, stock repurchases, capital expenditures and for working capital purposes. The Note Agreement contains certain covenants that restrict our ability to, among other things, incur additional indebtedness, dispose of assets and merge or consolidate. The Note Agreement also requires a minimum fixed coverage ratio and a minimum consolidated net worth to be maintained.

     On January 29, 1999, we entered into a Credit Agreement with Harris Trust and Savings Bank. The agreement, as amended, provided for up to $7,500,000 in committed unsecured revolving credit loans and/or letters of credit (not to exceed $5,000,000). This agreement provided three possible interest rates based on either an applicable margin plus a LIBOR-based rate, an applicable margin plus a prime-based rate or a negotiated bank rate. This agreement ended in January 2006 and we did not have any outstanding borrowings.

NOTE 4 – NOTES PAYABLE (CONTINUED)

     On January 27, 2006, we entered into a new unsecured revolving credit agreement with Harris N.A. that is effective until January 27, 2009. The credit agreement provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed to with Harris N.A. At July 31, 2006, the variable rates would have been 8.3% for the Harris’ prime rate or 6.0% for the LIBOR-based rate. As of July 31, 2006, $15,000,000 was available under this credit facility. The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires a minimum fixed coverage ratio and a minimum consolidated net worth to be maintained. As of July 31, 2006, there were no outstanding borrowings against this agreement.

     On July 12, 2006, Favorite Products Company, Ltd., a wholly owned subsidiary, entered into a credit agreement with the National Bank of Canada. The agreement provides up to $1,500,000 (Canadian dollars) in committed unsecured revolving credit loans. The interest rate on any outstanding borrowings would be based on the Canadian prime rate. The agreement also contains restrictive covenants that require Favorite Products to maintain a minimum working capital ratio and a maximum debt to equity ratio. As of July 31, 2006, there were no outstanding borrowings against this agreement.

     The 1998 note agreement with Teachers Insurance and Annuity Association of America and Prudential Insurance for the $25,000,000 private debt placement was been amended to modify the fixed charges ratio covenant contained therein from the original ratio to ratio values that varied over different periods of time. The currently applicable fixed charges ratio was set forth in the July 2002 amendment and sets the ratio for the period November 1, 2003 and thereafter at 1.50 to 1.00. Also currently applicable is an additional interest charge of 0.25% for any fiscal quarter ending on or after July 31, 2002 if the fixed charge coverage ratio is less than 1.50 to 1.00.

     The agreements with Teachers Insurance and Annuity Association of America, Prudential Insurance Company of America and Harris N.A. impose working capital requirements, dividend and financing limitations, minimum tangible net worth requirements and other restrictions. Our credit agreement with Harris N.A. indirectly restricts dividends by requiring us to maintain consolidated net worth, as defined, of about $56,760,000 plus 25% of cumulative quarterly earnings from January 31, 2006.

     In prior years, the Town of Blue Mountain, Mississippi issued long-term bonds to finance the purchase of substantially all of the assets of certain plant expansion projects, and leased the projects to us and various of our subsidiaries (with the Company and various of its wholly owned subsidiaries as guarantors) at rentals sufficient to pay the debt service on the bonds.

     Our debt agreements also contain provisions such that if we default on one debt agreement, the others will automatically default. If we default on any guaranteed debt with a balance greater than $1,000,000, our unsecured revolving credit agreement with Harris N.A. will be considered in default. If we default on any debt with a balance greater than $5,000,000, we will also be considered in default on the note agreement with Teachers Insurance and Annuity Association of America and Prudential Insurance and with the promissory notes to The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.

     We were in compliance with all restrictive covenants and limitations at July 31, 2006.

     The following is a schedule by year of future maturities of notes payable as of July 31, 2006:

(in thousands)
2007	$4,080
2008	4,080
2009	5,580
2010	3,200
Later years	18,300
$35,240

NOTE 5 – INCOME TAXES

The provision (benefit) for income tax expense consists of the following:
	2006	2005	2004
	(in thousands)
Current
Federal	$2,148	$1,178	$1,220
Foreign	68	254	297
State	360	396	177
	2,576	1,828	1,694
Deferred
Federal	(57)	507	57
Foreign	82	(37)	51
State	36	94	96
	61	564	204
Total Income Tax Provision	$2,637	$2,392	$1,898

     Principal reasons for variations between the statutory federal rate and the effective rates for the years ended July 31 were as follows:

	2006	2005	2004
U.S. federal income tax rate	34.0%	34.0%	34.0%
Depletion deductions allowed for mining	(13.6)	(11.7)	(16.2)
State income tax expense, net of federal tax expense	3.3	3.6	2.6
AMT	1.1	--	4.0
Difference in effective tax rate of foreign subsidiaries	0.1	0.6	0.3
Empowerment zone credits	(0.5)	(0.9)	(1.1)
Remitted foreign earnings	6.6	--	3.0
Other	2.4	1.2	0.8
	33.4%	26.8%	27.4%

The Consolidated Balance Sheets as of July 31 included the following tax effects of cumulative temporary differences:

	2006		2005
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Depreciation	$--	$1,026	$--	$851
Deferred compensation	1,742	--	1,623	--
Postretirement benefits	269	--	214	--
Allowance for doubtful accounts	386	--	363	--
Other assets	317	--	454	--
Accrued expenses	1,223	--	1,172	--
Tax credits	2,654	--	2,470	--
Amortization	--	360	206	--
Inventories	113	--	112	--
Depletion	--	382	--	763
Stock compensation expense	132	--	--	--
Unremitted earnings of foreign subsidiaries	--	210	--	210
Other assets – foreign	--	154	--	72
	6,836	2,132	6,614	1,896
Valuation allowance	(1,831)	--	(1,784)	--
Total deferred taxes	$5,005	$2,132	$4,830	$1,896

NOTE 5 – INCOME TAXES (CONTINUED)

     As of July 31, 2006, for federal income tax purposes there were alternative minimum tax credit carryforwards of approximately $2,346,000. A valuation allowance has been established for $1,831,000 of the deferred tax benefit related to the AMT tax credits since it is more likely than not that the benefit will not be realized. The alternative minimum tax credit carryforwards of $2,346,000 can be carried forward indefinitely or until utilized.

     Historically no provision had been made for possible income taxes which may be paid on the distribution of untaxed earnings of foreign subsidiaries of approximately $3,700,000, $8,000,000 and $7,500,000 as of July 31, 2006, 2005 and 2004, respectively. No provision was required as substantially all such amounts were intended to be indefinitely invested in the subsidiaries or to be handled in such a way that no additional income taxes would be incurred when such earnings are distributed. In 2004, a $210,000 tax expense was recorded on certain unremitted earnings of the foreign subsidiary in Switzerland. This charge was taken to reflect the estimated potential impact of repatriating certain cash balances held by that subsidiary.

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. We have implemented this provision effective July 31, 2006.

     Also, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During fiscal 2006, we had a plan to repatriate untaxed earnings from our foreign subsidiaries. During the year we repatriated approximately $4,600,000 from our Swiss subsidiary. We recorded total additional tax expense relating to the repatriation of $735,000 (net of foreign tax credits), of which $525,000 was recorded in fiscal 2006 and $210,000 was recorded in fiscal 2004. This additional tax increased our effective tax rate in fiscal 2006 to 33.4% of pre-tax income versus 26.8% in fiscal 2005.

NOTE 6 – STOCKHOLDERS’ EQUITY

     Our authorized capital stock at July 31, 2006 and 2005 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share. There are no Class A shares currently outstanding.

     On June 6, 2006, the Board announced a five-for-four stock split, to be effected by a stock dividend of one-quarter share for each outstanding share of Common Stock and Class B Stock. The stock dividend was paid on September 8, 2006 to stockholders of record at the close of business on August 4, 2006. Except where otherwise noted, all share, per share and balance sheet values for all years presented have been restated to reflect the stock split.

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

     Common Stock is entitled to cash dividends, as and when declared or paid, equal to at least 133 1/3% on a per share basis of the cash dividend paid on Class B Stock. Class A Common Stock is entitled to cash dividends on a per share basis equal to the cash dividend on Common Stock. Additionally, while shares of Common Stock, Class A Common Stock and Class B Stock are outstanding, the sum of the per share cash dividend paid on shares of Common Stock and Class A Common Stock, must be equal to at least 133 1/3% of the sum of the per share cash dividend paid on Class B Stock and Class A Common Stock. See Note 4 of the Notes to the Consolidated Financial Statements regarding dividend restrictions.

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

     Our Board of Directors has authorized the repurchase of 2,916,771 shares of the Company stock. As of July 31, 2006, 2,158,058 shares of Common Stock and 342,241 shares of Class B stock have been repurchased under the Board approved repurchase authorizations and 146,545 shares of Common Stock by other transactions authorized by management prior to the adoption of this plan. The number of shares to be repurchased under Board authorization is not affected by the stock split described below; therefore, the number of shares has not been restated.

     The number of holders of record of Common Stock and Class B stock on September 29, 2006 were 747 and 33, respectively, as reported by our transfer agent. Our Common Stock is traded on the New York Stock Exchange. There is no established trading market for the Class B Stock.

NOTE 7 – STOCK BASED COMPENSATION

     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“FAS 123-R”), effective for the first reporting period which begins after June 15, 2005. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This revised statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock option awards to employees. FAS 123-R requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees and requires the resulting cost to be recognized in the financial statements.

     On August 1, 2005 we adopted FAS 123-R using a modified prospective application. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

     Prior to the adoption of FAS 123-R, we applied APB 25 to account for stock-based awards. Under APB 25, we only recorded stock-based compensation expense for restricted stock. Under the provisions of APB 25, we were not required to recognize compensation expense for the cost of stock options. Beginning with the 2006 fiscal year, with the adoption of FAS 123-R, we recorded stock-based compensation expense for the cost of stock options and restricted stock (together, “Employee Stock-Based Awards”). Stock-based compensation expense for fiscal 2006 was $451,000 ($330,000 after tax). The effect on basic and diluted earnings per share was approximately $0.05 per share.

     FAS 123-R requires that stock based compensation be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service to the company. Certain employees are eligible for accelerated vesting in accordance with the terms of our plans if they retire with 17 years of continuous service and are at least 55 years old and their age plus years of service equals 80. Any unamortized expense would be recognized immediately when the employee meets these criteria.

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

     The following table details the effect on net income and earnings per share if compensation expense for the stock plans had been recorded based on the fair value method under FAS 123-R for all years presented. The reported and pro forma net income and earnings per share for fiscal 2006 in the table below are the same since stock-based compensation expense is calculated under the provisions of FAS 123-R. These amounts are included only for a basis of comparison to prior years.

	Year Ended
(in thousands,
except per share data)	2006	2005	2004
Reported net income	$5,259	$6,540	$5,033
Add: Total stock-based	330	16	20
employee compensation expense
included in reported net income,
net of related tax effects
Deduct: Total stock-based	(330)	(341)	(321)
employee compensation expense
determined under fair value
method for all awards
net of related tax effects
Pro forma net income	$5,259	$6,215	$4,732
Earnings per share:
Basic Common – as reported	$0.83	$1.02	$0.79
Basic Common – pro forma	$0.83	$0.97	$0.74
Basic Class B Common – as reported	$0.61	$0.76	$0.59
Basic Class B Common – pro forma	$0.61	$0.73	$0.56
Diluted – as reported	$0.73	$0.88	$0.68
Diluted – pro forma	$0.73	$0.83	$0.63

Stock Options

     Our 1995 Long Term Incentive Plan (“1995 Plan”) provided for grants of both incentive and non-qualified stock options at an option price per share of 100% of the fair market value of our Class A Common Stock or, if no Class A Common Stock is outstanding, our Common Stock (“Stock”) on the date of grant. Stock options were generally granted with a five-year vesting period and a 10-year term. The stock options vest 25% two years after the grant date and 25% in each of the three following anniversaries of the grant date. This plan expired for purposes of issuing new grants on August 5, 2005. All stock issued from option exercises under this plan were from authorized but unissued stock. All restricted stock issued was from treasury stock.

     On March 14, 2006, our Board of Directors unanimously approved adoption of the Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”), subject to approval by our stockholders. We expect to present the plan to stockholders for approval at the December 2006 annual meeting of stockholders. The 2006 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and non-employee directors are eligible to receive grants under the 2006 Plan. The total number of shares of Stock subject to grants under the 2006 Plan may not exceed 937,500. Option grants covering 25,000 shares were issued to our outside directors with a vesting period of one year and an option grant covering 12,500 shares was issued to an employee with vesting similar to the vesting described above under the 1995 Plan. 90,000 shares of restricted stock were issued under the 2006 Plan. Because our executive officers, directors and their affiliates control a majority of the aggregate voting power of Oil-Dri Corporation of America, the awards are expected to be approved and have met the grant date criteria established by FAS 123-R. However, no grants issued under the 2006 Plan will be exercisable or payable to a participant prior to approval of the 2006 Plan by our stockholders.

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

     The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to its directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant. Our directors are considered employees under the provisions of FAS 123-R. Stock options have been granted to our directors for a 10-year term with a one year vesting period. There are 100,000 shares outstanding and no shares available for future grants under this plan. All stock issued under this plan were from treasury stock.

EQUITY COMPENSATION PLAN INFORMATION AS OF JULY 31, 2006
Number of
securities
remaining
available for
	Number of		further issuance
	securities to be		under equity
	issued upon		compensation
	exercise of	Weighted-average	plans (excluding
	outstanding	exercise price of	securities reflected
	options	outstanding	in column (a))
	(in thousands)	options	(in thousands)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	763	$8.30	--
Equity compensation plans expected to be approved by stockholders	38	$15.00	810
Equity compensation plans not approved by stockholders	125	$8.50	--

     A summary of option transactions under the plans is shown below. The number of shares transacted is shown subsequent to the five-for-four stock split effected by a stock dividend paid on September 8, 2006.

	Number of	Weighted
	Shares	Average
	(in thousands)	Exercise Price
Options outstanding at July 31, 2003	1,841	$8.33
Granted	245	$9.73
Exercised	(174)	$7.72
Expired	(19)	$10.90
Forfeited	(49)	$9.52
Options outstanding at July 31, 2004	1,844	$8.50
Options vested at July 31, 2004	1,159	$8.90
Options unvested at July 31, 2004	685	$7.82
Granted	88	$12.94
Exercised	(549)	$8.38
Expired	(72)	$15.42
Forfeited	(48)	$6.56
Options outstanding at July 31, 2005	1,263	$8.48
Options vested at July 31, 2005	652	$8.42
Options unvested at July 31, 2005	611	$8.54
Granted	37	$15.01
Exercised	(340)	$9.05
Forfeited	(34)	$6.54
Options outstanding at July 31, 2006	926	$8.60
Options vested at July 31, 2006	480	$8.27
Options unvested at July 31, 2006	446	$8.96

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

     As of July 31, 2006, 2005, and 2004, the weighted average remaining contractual term of all outstanding options was 5.5 years, 5.9 years and 5.9 years, respectively, and 4.1 years, 4.3 years and 4.7 years for options exercisable on those dates.

     The total intrinsic value (the excess of the market price over the exercise price) was approximately $6,800,000 for all outstanding options at July 31, 2006, $3,700,000 for options exercisable at July 31, 2006 and $2,100,000 for options exercised during the fiscal year ended July 31, 2006. The total intrinsic value was approximately $7,500,000 for all outstanding options at July 31, 2005, $3,900,000 for options exercisable at July 31, 2005 and $2,900,000 for options exercised during the fiscal year ended July 31, 2005. The total intrinsic value was approximately $8,700,000 for all outstanding options at July 31, 2004, $5,100,000 for options exercisable at July 31, 2004 and $1,000,000 for options exercised during the fiscal year ended July 31, 2004.

OPTIONS OUTSTANDING AND EXERCISABLE
BY PRICE RANGE AS OF 7/31/2006
Options Outstanding				Options Exercisable
		Weighted
	Outstanding as	Average	Weighted		Weighted
Range of	of 7/31/2006	Remaining	Average	Shares	Average
Exercise Prices	(in thousands)	Contractual Life	Exercise Price	(in thousands)	Exercise Price
$4.96 - $6.00	240	5.36	$5.08	99	$5.10
$6.01 - $8.00	104	4.13	$6.72	104	$6.72
$8.01 - $10.00	402	5.41	$9.22	196	$9.09
$10.01 - $12.00	86	4.62	$11.80	54	$11.69
$12.01 - $14.00	44	8.15	$13.18	27	$13.11
$14.01 - $16.00	50	9.46	$14.94	--	$--
$4.96 - $16.00	926	5.53	$8.60	480	$8.27

     The amount of cash received from the exercise of options during the fiscal year ended July 31, 2006 was approximately $3,100,000 and the related tax benefit was approximately $550,000. The amount of cash received from the exercise of options during the fiscal year ended July 31, 2005 was approximately $4,600,000 and the related tax benefit was approximately $770,000. The amount of cash received from the exercise of options during the fiscal year ended July 31, 2004 was approximately $1,300,000 and the related tax benefit was approximately $270,000.

     A five-for-four stock split was announced by our Board on June 6, 2006. In keeping with historical practices, we have adjusted the number of shares and the option prices to equitably adjust all outstanding stock options. Under FAS 123-R, the equitable adjustment of outstanding options to reflect a change in capitalization (such as a stock split) may require the recognition of incremental compensation expense if the adjustment is not determined to have been required by the actual terms of the equity incentive plan. The Oil-Dri Corporation of America Outside Director Stock Plan and the Oil-Dri Corporation of America 1995 Long Term Incentive Plan may be deemed to have been discretionary, rather than required by the actual terms of these plans. We will therefore recognize approximately $500,000 additional stock based compensation expense relating to the modification in fiscal 2007 and approximately $500,000 expense in subsequent years. As of July 31, 2006, we had a total of approximately $1,700,000 in unamortized expense associated with all outstanding stock options, including the additional compensation expense resulting from the stock split. The weighted average period over which this expense is expected to be amortized is 2.4 years. As of July 31, 2005 and July 31, 2004, we had a total of approximately $840,000 and $1,100,000, respectively, in unamortized compensation expense. The weighted average period over which this expense was expected to be amortized was 3.3 years and 3.9 years at July 31, 2005 and July 31, 2004, respectively.

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

     The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The components of the table are weighted averages of the assumptions for each fiscal year. The assumptions are determined on the date of the grant. Grants issued on a given date are valued as a group. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of a grant is determined by reference to the vesting schedule, past exercise behavior and comparison with other reporting companies. We use the dividend rate at the date of grant as the best estimate of future dividends. Expected volatility is determined by calculating the standard deviation of our stock price for the 5 years immediately prior to the grant date. This period of time closely resembles the expected term. All of the options currently outstanding have a term of 10 years. All stock options issued under our plans have been issued at the closing market price on the date of grant.

	2006	2005	2004
Dividend Yields	2.5%	2.5%	3.0%
Volatility	23.5%	35.1%	36.0%
Risk-free Interest Rate	4.9%	4.1%	3.1%
Expected Life (Years)	5.4	5.4	5.4
Weighted Average Fair Value	$3.48	$3.99	$2.6	4
(restated for five-for-four stock split paid on September 8, 2006)

Restricted Stock

     Our 1995 Plan and 2006 Plan both provide for grants of restricted stock. The vesting schedule under the 1995 Plan has varied but has been three years or less. Under the 2006 Plan the grants issued so far have vesting periods between three and five years.

     A summary of option transactions under the plans is shown below. The number of shares transacted reflects the five-for-four stock split effected by a stock dividend paid on September 8, 2006.

	Number of	Weighted
	Shares	Average
	(in	Grant Date
	thousands)	Fair Value
Unvested restricted stock outstanding at July 31, 2003	9	$6.43
Unvested restricted stock outstanding at July 31, 2004	9	$6.43
Granted	6	$14.86
Vested	(9)	$6.43
Unvested restricted stock outstanding at July 31, 2005	6	$14.86
Granted	90	$15.40
Vested	(1)	$14.86
Unvested restricted stock outstanding at July 31, 2006	95	$15.37

     As of July 31, 2006, we had a total of $1,308,000 in unamortized expense associated with restricted stock. The weighted average period over which this expense is expected to be amortized is 4.2 years at July 31, 2006. As of July 31, 2005 and July 31, 2004, we had a total of approximately $75,000 and $10,000, respectively, in unamortized compensation expense. The weighted average period over which this expense was expected to be amortized was 2.8 years and 0.5 years at July 31, 2005 and July 31, 2004, respectively

NOTE 8 – EMPLOYEE BENEFIT PLANS

     We have a defined benefit pension plan for eligible salaried and hourly employees. Benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service.

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

     The discount rate utilized for determining future pension obligations of the U.S. qualified plans is based on a market benchmark rate that is of comparable duration to the plan’s liabilities. Specifically, at July 31, 2006, the discount rate was based on the Citigroup Pension Liability Index and at July 31, 2005, the discount rate was based on the Moody’s Aa corporate rate. The rate was rounded to the nearest 25 basis point. The resulting discount rate increased from 5.25% at July 31, 2005 to 6.25% at July 31, 2006.

     A one-percentage point change in the discount rate and the expected return on assets on key costs and accruals is shown below:

	(in thousands)
	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service cost and	($192)	$236
interest cost components of
expense for a 1% change in the
discount rate
Effect on projected benefit	($2,541)	$3,212
obligation for a 1% change in
the discount rate
Effect on the return on	($137)	$137
investments component of
expense by a 1% change in the
return on investment

     Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services and investment managers), and long-term inflation assumptions. The long-term rate of return assumption used for determining net periodic pension expense for the fiscal year ended July 31, 2006 was 8%. This assumption is maintained at 8% for determining fiscal 2006 net periodic pension expense. Our historical actual return averaged 10.9% for the ten-year period ending July 31, 2006. The actual rate of return in fiscal 2006 was 10.3%. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in our pension plans. The investment objective for the pension plan is to secure the benefit obligations to participants at a reasonable cost. The goal is to optimize the long-term return on plan assets at a moderate level of risk.

     We review the allocation of plan assets quarterly. The allocation of plan assets at July 31, 2006 was 54% fixed income, 44% equity and 2% cash and accrued income. The allocation of plan assets at July 31, 2005 was 45% fixed income, 54% equity and 1% cash and accrued income. We are currently targeting a 50% fixed income and 50% equity funds allocation for fiscal 2007. There is no Oil-Dri common stock in the pension trust fund.

NOTE 8 – EMPLOYEE BENEFIT PLANS (CONTINUED)

     The net periodic pension cost for the years ended July 31 consists of the following:

	2006	2005	2004
	(in thousands)
Service cost	$976	$786	$775
Interest cost on projected benefit obligations	1,018	950	906
Expected return on plan assets	(1,094)	(942)	(814)
Amortization of:
Net transition asset	(27)	(27)	(27)
Prior service costs	50	50	50
Other actuarial loss	107	18	60
Net pension cost	$1,030	$835	$950

     The measurement dates used to calculate the net periodic pension cost were August 1, 2005, 2004 and 2003, respectively.

     The funded status of the plans at July 31 is as follows:

	2006	2005
	(in thousands)
Fair Value of Plan Assets Less Than Projected Benefit Obligations	$(2,552)	$ (5,745)
Unrecognized Net Loss	4	3,703
Unrecognized Prior Service Cost	282	331
Unrecognized Net Asset at Transition	(51)	(78)
Additional Minimum Liability	--	(216)
Accrued Pension Included in Noncurrent Liabilities--Other	$(2,317)	$ (2,005)

     Reconciliation of the assets and liabilities of the plans at July 31 is as follows:

	2006	2005
	(in thousands)
Change in Plan Assets:
Plan assets at fair value, beginning of year	$13,952	$11,843
Actual return on plan assets	1,434	2,060
Contributions	500	560
Benefits paid	(534)	(511)
Plan assets at fair value, end of year	$15,352	$13,952

Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of year	$19,697	$15,548
Service cost	976	786
Interest cost	1,018	950
Actuarial (gain) loss	(3,253)	2,924
Benefits paid	(534)	(511)
Projected benefit obligation, end of year	$17,904	$19,697

     Assumptions used in the previous calculations are as follows:

	2006	2005
Discount rate for net pension cost	5.25%	6.25%
Discount rate for year-end obligations	6.25%	5.25%
Rate of increase in compensation levels	4.00%	4.00%
Long-term expected rate of return on assets	8.00%	8.00%

NOTE 8 – EMPLOYEE BENEFIT PLANS (CONTINUED)

     We have funded the plans based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974 (ERISA), as amended.

     We contributed $500,000 and $560,000 to the pension during the fiscal years ended July 31, 2006 and July 31, 2005, respectively. We are not required to make a contribution to the plan in fiscal 2007; however, we expect to make a contribution to the plan sufficient to fund the annual cost. We expect to contribute about $546,000 in fiscal 2007.

     The accumulated benefit obligation for the pension plan was $14,830,000 as of July 31, 2006 and $15,957,000 as of July 31, 2005. The decrease in the accumulated benefit obligation is primarily due to the higher discount rate used at July 31, 2006. The measurement dates for determining the accumulated benefit obligation at July 31 are July 31, 2006 and 2005, respectively. The measurement dates for determining the net periodic pension cost for fiscal years ended July 31, 2006 and 2005 are August 1, 2005 and 2004, respectively.

Our estimated future benefit payments are as follows:

Year ended July 31,	2007	2008	2009	2010	2011	2012-16
	(in thousands)

Estimated benefit payments	$605	$640	$665	$680	$721	$5,173

     For the years ended July 31, 2006, 2005 and 2004, we maintained a 401(k) savings plan under which we match a portion of employee contributions. The plan is available to essentially all domestic employees following thirty or sixty days of employment. Our contributions to this plan, and to similar plans maintained by our foreign subsidiaries, were $562,000, $554,000 and $533,000 for fiscal years 2006, 2005 and 2004, respectively.

NOTE 9 – DEFERRED COMPENSATION

     Effective April 1, 2003, we adopted the Oil-Dri Corporation of America Supplemental Executive Retirement Plan (“SERP”). The purpose of the Plan is to provide certain retired participants in the Oil-Dri Corporation of America Pension Plan (“Retirement Plan”) with the amount of benefits that would have been provided under the Retirement Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”), and/or (2) the limitation on compensation for purposes of calculating benefits under the Retirement Plan imposed by Section 401(a)(17) of the Code. We recorded $27,000 in expense associated with this plan in the fiscal year ended July 31, 2006. The plan is unfunded and we will fund benefits when payments are made. The total liability recorded for the SERP is $98,000 at July 31, 2006.

     In December 1995, we adopted the Oil-Dri Corporation of America Deferred Compensation Plan. This plan has permitted Directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. During the period January 1, 1999 through September 30, 2000, participants' returns were tied to the performance of various investment elections. After September 30, 2000 the participants’ returns have been set at our long-term cost of borrowing plus 1%. Compensation deferred since the inception of the plan has been accrued as well as earnings thereon. Participants have deferred $304,000, $292,000 and $360,000 into these plans in fiscal years 2006, 2005 and 2004, respectively. Payments to participants were $25,000.

     We have segregated deferrals made since January 1, 2005, and the associated earnings, pending adoption of a new plan compliant with the provisions of Section 409(A) of the Internal Revenue Code. That plan will have earnings provisions identical to the Oil-Dri Corporation of America Deferred Compensation Plan.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

     We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, management believes that none of the pending proceedings will have a material adverse effect on our business or financial condition.

NOTE 11 – LEASES

     Our mining operations are conducted on leased or owned property. These leases generally provide us with the right to mine as long as we continue to pay a minimum monthly rental, which is applied against the per ton royalty when the property is mined.

     We lease certain offices and production facilities. Please see Item 2. “Properties”, for further details.

     In addition, we lease vehicles, railcars, mining property and equipment, warehouse space, data processing equipment, and office equipment. In most cases, we expect that, in the normal course of business, leases will be renewed or replaced by other leases.

     The following is a schedule by year of future minimum rental requirements under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of July 31, 2006:

(in thousands)
2007	$2,760
2008	1,307
2009	1,066
2010	988
2011	782
Later years	4,975
$11,878

     The following schedule shows the composition of total rental expense for all operating leases, including those with terms of one month or less which were not renewed, as of the years ended July 31:

	2006	2005	2004
	(in thousands)
Vehicles and Railcars	$994	$988	$878
Office facilities	673	618	516
Warehouse facilities	142	132	253
Mining properties
Minimum	104	94	91
Contingent	620	703	678
Other	760	844	902
	$3,293	$3,379	$3,318

     Contingent mining royalty payments are determined based on the tons of raw clay mined.

NOTE 12 – OTHER CASH FLOW INFORMATION

     Cash payments for interest and income taxes were as follows:

	2006	2005	2004
	(in thousands)
Interest	$1,756	$1,723	$1,859
Income taxes	$1,250	$1,669	$1,034

NOTE 13 – POST-RETIREMENT HEALTH BENEFITS

     Domestic salaried employees who retire prior to reaching age 65 and have at least 17 years of continuous service and whose age is at least 55 and whose age plus years of service equals at least 80 may elect to continue their health care coverage under the Oil-Dri Corporation of America Employee Benefits Plan until they reach the age of 65. We accrue the costs of such benefits during the employees’ active years of service.

Net periodic post-retirement costs for the years ended July 31, were as follows:

	2006	2005	2004
	(in thousands)
Components of net periodic post-
retirement cost
Service cost	$73	$54	$56
Interest cost	55	47	45
Amortization of net transition obligation	16	16	16
Amortization of losses	15	1	5
Net periodic post-retirement benefit cost	$159	$118	$122

The accumulated post-retirement benefit obligation assumptions were as follows:

	2006	2005
Discount rate for net periodic post-	5.25%	6.25%
retirement costs
Discount rate for year-end obligations	6.25%	5.25%
Medical trend	6.00%	6.00%

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

     A one-percentage point change in assumed health care cost trend would have had the following effects in the fiscal year ended July 31, 2006:

	(in thousands)
	One-Percentage	One-Percentage
	Point Increase	Point Decrease
Effect on total service and interest costs	$24	($19)
for fiscal year ended July 31, 2006
Effect on accumulated post-retirement	$153	($130)
benefit obligation as of July 31, 2006

NOTE 13 – POST-RETIREMENT HEALTH BENEFITS (CONTINUED)

Our estimated future benefit payments are as follows:

	(in thousands)
Year ended July 31,	2007	2008	2009	2010	2011	2012-16
Estimated benefit payments	$ 16	$ 20	$ 26	$ 41	$ 65	$379

Our policy is to pay insurance premiums and claims under the above-mentioned plan from our assets.

     The accrued post-retirement benefit liability and the change in benefit obligation as of July 31, 2006 and July 31, 2005 were as follows:

	July 31,
	2006	2005
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,066	$777
Service cost	73	54
Interest cost	55	47
Actuarial (gain) loss	(150)	265
Benefits paid	(15)	(77)
Benefit obligation at end of year	$1,029	$1,066

Change in plan assets:
Employer contribution	$15	$77
Benefits paid	(15)	(77)
Fair value of plan assets at end of year	$--	$--

Reconciliation of funded status:
Funded status	$(1,029)	$(1,066)
Unrecognized net transition obligation	126	141
Unrecognized actuarial loss	193	358
Net amount recognized at end of year	$(710)	$(567)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 has a minimal effect on the accumulated post-retirement benefit liability or on the periodic post-retirement benefit cost.

NOTE 14 – DERIVATIVE INSTRUMENTS

     In 1998, we entered into two interest rate swap agreements. The notional amount of these agreements is $22,000,000 at July 31, 2006 and July 31, 2005. The swap agreements terminate on May 1, 2013. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting and accordingly, we have recorded these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the Consolidated Statements of Operations. We recognized additional interest expense of $13,000, $18,000 and $14,000 in fiscal years 2006, 2005 and 2004, respectively, as a result of these contracts.

     We have contracted for a portion of our fuel needs for fiscal 2007 using forward purchase contracts. These contracts were entered into during the normal course of business and no contracts were entered into for speculative purposes; therefore, these contracts are not required to be accounted for as derivative instruments.

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of selected information for 2006 and 2005 is as follows:

	Fiscal 2006 Quarter Ended
	October 31	January 31	April 30	July 31	Total
	(in thousands except per share amounts)
Net Sales	$47,789	$53,963	$51,764	$51,694	$205,210
Gross Profit	$8,427	$10,568	$10,022	$9,057	$38,074
Net Income	$1,028	$1,867	$1,223	$1,141	$5,259
Net Income Per Share
Basic Common	$0.16	$0.30	$0.19	$0.18	$0.83
Basic Class B Common	$0.12	$0.22	$0.14	$0.13	$0.61
Diluted	$0.14	$0.26	$0.17	$0.16	$0.73
Dividends Per Share
Common	$0.10	$0.10	$0.10	$0.10	$0.40
Class B	$0.07	$0.07	$0.07	$0.07	$0.28
Common Stock Price Range:
High	$14.64	$14.48	$18.04	$17.76
Low	$13.52	$13.76	$14.00	$14.32

	Fiscal 2005 Quarter Ended
	October 31	January 31	April 30	July 31	Total
	(in thousands except per share amounts)
Net Sales	$44,121	$49,481	$48,249	$46,017	$187,868
Gross Profit	$9,668	$11,579	$9,759	$9,349	$40,355
Net Income	$1,280	$2,146	$1,972	$1,142	$6,540
Net Income Per Share
Basic Common	$0.20	$0.34	$0.30	$0.18	$1.02
Basic Class B Common	$0.15	$0.25	$0.23	$0.14	$0.76
Diluted	$0.18	$0.29	$0.26	$0.16	$0.88
Dividends Per Share
Common	$0.08	$0.09	$0.09	$0.09	$0.34
Class B	$0.06	$0.06	$0.06	$0.06	$0.26
Common Stock Price Range:
High	$13.20	$14.87	$15.29	$14.55
Low	$10.09	$12.16	$13.92	$13.12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Oil-Dri Corporation of America:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Oil-Dri Corporation of America at July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
October 13, 2006

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, during the period when our periodic reports are being prepared.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

     Our management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B – OTHER INFORMATION

None.

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF OIL-DRI

     The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this Item (except as set forth below) is contained in Oil-Dri’s Proxy Statement for its 2006 annual meeting of stockholders (“Proxy Statement”) under the captions “1. Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated herein by this reference.

     The Company has adopted a Code of Ethics and Business Conduct (the “Code”) which applies to all of its directors, officers (including the Company’s Chief Executive Officer and senior financial officers) and employees. The Code imposes significant responsibilities on the Chief Executive Officer and the senior financial officers of the Company. The Code, the Company’s Corporate Governance Guidelines and the charter of its Audit Committee may be viewed on the Company’s website, www.oildri.com and are available in print to any person upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 706-3232. Any amendment to, or waiver of, a provision of the Code which applies to the Company’s Chief Executive Officer or senior financial officers and relates to the elements of a “code of ethics” as defined by the Securities and Exchange Commission will also be posted on the Company’s website. As allowed by the controlled company exemption to certain New York Stock Exchange rules, the Company does not have a nominating/corporate governance committee and its compensation committee does not have a charter.

     On January 3, 2006, we filed with the New York Stock Exchange, or NYSE, the Annual CEO Certification regarding our compliance with the NYSE's corporate governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to this annual report the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our public disclosures.

ITEM 11 – EXECUTIVE COMPENSATION

     The information required by this Item is contained in Oil-Dri’s Proxy Statement under the captions “Executive Compensation,” “Report of the Compensation and the Stock Option Committees of Oil-Dri Corporation of America on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Performance Graph” and is incorporated herein by this reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is contained in Oil-Dri’s Proxy Statement under the captions “General-Principal Stockholders” and “Security Ownership of Management” and is incorporated herein by this reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is contained in Oil-Dri’s Proxy Statement under the caption “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by this reference.

ITEM 14 – PRINCIPAL ACCOUNTANTS FEES AND SERVICES

     The information required by this Item is contained in Oil-Dri’s Proxy Statement under the caption “Audit Fees” and is incorporated herein by this reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements are contained herein.
Consolidated Balance Sheets as of July 31, 2006 and July 31, 2005.
Consolidated Statements of Operations for the fiscal years ended July 31, 2006, July 31, 2005 and July 31, 2004.
Consolidated Statements of Stockholders' Equity for the fiscal years ended July 31, 2006, July 31, 2005 and July 31, 2004.
Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2006, July 31, 2005 and July 31, 2004.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:
Schedule II--Valuation and Qualifying Accounts, years ended July 31, 2006, July 31, 2005 and July 31, 2004.

(a)(3)	The following documents are exhibits to this Report:

Exhibit No.	Description	SEC Document Reference
3.1	Certificate of Incorporation of Oil-Dri, as amended.	Incorporated by reference to Exhibit 4.1 to Oil Dri’s Registration Statement on Form S-8 (Registration No. 333-57625), filed on June 24, 1998.

3.2	Bylaws of Oil-Dri, as amended June 16, 1995.	Incorporated by reference to Exhibit 3(b) to Oil Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

4.1	Letter of Credit Agreement, dated as of October 1, 1988 between Harris Trust and Savings Bank and Blue Mountain Production Company in the amount of $2,634,590 in connection with the issuance by Town of Blue Mountain, Mississippi of Variable/Fixed Rate Industrial Development Revenue Bonds, Series 1988 B (Blue Mountain Production Company Project) in the aggregate principal amount of $2,500,000 and related Indenture of Trust, Lease Agreement, Remarketing Agreement and Guaranties.	Debt instruments under which the total amount authorized does not exceed 10 percent of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Oil-Dri agrees to furnish these agreements upon the request of the Commission.

Exhibit No.	Description	SEC Document Reference
10.1	Memorandum of Agreement #1450 “Fresh Step”™, dated as of March 12, 2001 between A&M Products Manufacturing Company and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit 10(s) to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on May 1, 2001.

10.2	Exclusive Supply Agreement dated May 19, 1999 between Church & Dwight Co., Inc. and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit (10)(r) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

10.3	$25,000,000 Note Purchase Agreement dated as of April 15, 1998 between Oil-Dri and Teachers Insurance and Annuity Association of America and Cigna Investments, Inc.	Incorporated by reference to Exhibit (10)(m) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

10.4	First Amendment, dated as of January 15, 2001 to the Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit (10)(m)(5) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.

10.5	Second Amendment, dated as of July 15, 2002 to Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit 10(m)(6) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

10.6	Third Amendment, dated as of January 27, 2006 to Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.7	$15,000,000 Credit Agreement, dated January 27, 2006 among the Company, certain subsidiaries of the Company and Harris N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.8	$15,000,000 Note Agreement dated as of December 16, 2005 among the Company, The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 22, 2005.

10.9	First Amendment, dated as of July 12, 2006 to Note Agreement dated as of December 16, 2005.	Filed herewith.

10.10	Description of 1987 Executive Deferred Compensation Program.*	Incorporated by reference to Exhibit (10)(f) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

10.11	Salary Continuation Agreement dated August 1, l989 between Richard M. Jaffee and Oil-Dri (“1989 Agreement”).*	Incorporated by reference to Exhibit (10)(g) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

10.12	Extension and Amendment, dated October 9, 1998, to the 1989 Agreement.*	Filed herewith.

Exhibit No.		Description	SEC Document Reference
10.	13	Second Amendment, effective October 31, 2000, to the 1989 Agreement.*	Incorporated by reference to Exhibit 99.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 13, 2000.

10.	14	Third Amendment, dated as of January 31, 2006, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 13, 2006.

10.	15	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.	16	Oil-Dri Corporation of America 1995 Long Term Incentive Plan as amended and restated effective June 9, 2000.*	Incorporated by reference to Exhibit (10)(k) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.	17	Supplemental Executive Retirement Plan dated April 1, 2003.*	Incorporated by reference to Exhibit (10)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.	18	Oil-Dri Corporation of America Outside Director Stock Plan as amended and restated effective October 16, 1999.*	Incorporated by reference to Exhibit (10)(n) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.	19	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective August 1, 2006).*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on October 13, 2006.

10.	20	Restricted Stock Agreement, dated as of March 14, 2006, between Oil-Dri Corporation of America and Daniel S. Jaffee.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on March 20, 2006.

10.	21	Oil-Dri Corporation of America 2006 Long-Term Incentive Plan.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on March 20, 2006.

11.	1	Statement re: Computation of Income per Share.	Filed herewith.

14.	1	Code of Ethics	Available at Oil-Dri’s website www.oildri.com or in print upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, IL 60611-4213, telephone (312) 706-3232.

21.	1	Subsidiaries of Oil-Dri.	Filed herewith.

23.	1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

31.	1	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32.	1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
____________________
*		Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oil-Dri has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

By	/s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer, Director

Dated: October 20, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Richard M. Jaffee	October 20, 2006
Richard M. Jaffee
Chairman of the Board of Directors

/s/ Daniel S. Jaffee	October 20, 2006
Daniel S. Jaffee
President and Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Andrew N. Peterson	October 20, 2006
Andrew N. Peterson
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Daniel T. Smith	October 20, 2006
Daniel T. Smith
Vice President and Controller
(Principal Accounting Officer)

/s/ J. Steven Cole	October 20, 2006
J. Steven Cole
Director

/s/ Arnold W. Donald	October 20, 2006
Arnold W. Donald
Director

/s/ Ronald B. Gordon	October 20, 2006
Ronald B. Gordon
Director

/s/ Joseph C. Miller	October 20, 2006
Joseph C. Miller
Vice Chairman of the Board of Directors

/s/ Michael A. Nemeroff	October 20, 2006
Michael A. Nemeroff
Director

/s/ Allan H. Selig	October 20, 2006
Allan H. Selig
Director

/s/ Paul Suckow	October 20, 2006
Paul Suckow
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Oil-Dri Corporation of America:

Our audits of the consolidated financial statements referred to in our report dated October 13, 2006 appearing in the 2006 Annual Report to Shareholders of Oil-Dri Corporation of America (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
October 13, 2006

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Year Ended July 31
		2006	2005	2004
		(in thousands)
	Allowance for doubtful accounts:
	Beginning balance	$609	$608	$441
	Additions charged to expense	127	30	201
	Deductions*	169	29	34
	Balance at end of year	$567	$609	$608

*	Net of recoveries.

	Valuation reserve for income taxes:
	Beginning balance	$1,784	$1,273	$357
	Additions (Deductions) charged to expense	47	511	916
	Balance at end of year	$1,831	$1,784	$1,273

EXHIBITS

EXHIBIT
NUMBER

10.9	First Amendment, dated as of July 12, 2006 to Note Agreement dated as of December 16, 2005.

10.12	Extension and Amendment, dated October 9, 1998, to the 1989 Agreement.

11.1	Statement Re: Computation of per share earnings

21.1	Subsidiaries of Oil-Dri

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certifications by Daniel S. Jaffee, President and Chief Executive Officer, and Andrew N. Peterson, Chief Financial Officer, required by Rule 13a-14(a)

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

Note:

Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213.