Form 10-Q
period 2006-10-31
OIL DRI CORPORATION OF AMERICA
filed 2006-12-11
CIK 74046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2006

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

Common Stock – 4,856,781 Shares
Class B Stock – 1,909,797 Shares

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

          Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including those described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2006, which risk factors are incorporated herein by reference.  Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

ASSETS	October 31, 2006	July 31, 2006

Current Assets
Cash and cash equivalents	$8,127	$6,607
Investment in treasury securities	16,851	19,248
Accounts receivable, less allowance of $577 and $567 at October 31, 2006 and July 31, 2006, respectively	26,009	26,115
Inventories	15,947	15,697
Prepaid overburden removal expense	—	1,686
Deferred income taxes	1,722	1,722
Prepaid expenses and other assets	5,069	4,627

Total Current Assets	73,725	75,702

Property, Plant and Equipment
Cost	160,779	158,789
Less accumulated depreciation and amortization	(108,899)	(107,496)

Total Property, Plant and Equipment, Net	51,880	51,293

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of $314 and $308 at October 31, 2006 and July 31, 2006, respectively	789	780
Debt issuance costs, net of accumulated amortization of $404 and $393 at October 31, 2006 and July 31, 2006, respectively	437	444
Licensing agreements, net of accumulated amortization of $2,608 and $2,558 at October 31, 2006 and July 31, 2006, respectively	831	881
Deferred income taxes	1,254	1,151
Other	4,167	4,134

Total Other Assets	12,640	12,552

Total Assets	$138,245	$139,547

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	October 31, 2006	July 31, 2006

Current Liabilities
Current maturities of notes payable	$4,080	$4,080
Accounts payable	6,215	7,596
Dividends payable	755	754
Accrued expenses:
Salaries, wages and commissions	3,292	3,492
Trade promotions and advertising	3,343	3,522
Freight	1,257	1,377
Other	6,627	6,292

Total Current Liabilities	25,569	27,113

Noncurrent Liabilities
Notes payable	31,080	31,160
Deferred compensation	4,109	4,093
Other	4,186	3,945

Total Noncurrent Liabilities	39,375	39,198

Total Liabilities	64,944	66,311

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,160,884 shares at October 31, 2006 and 7,158,158 shares at July 31, 2006	716	716
Class B Stock, par value $.10 per share, issued 2,234,538 shares at October 31, 2006 and 2,234,544 shares at July 31, 2006	223	223
Unrealized gain on marketable securities	53	46
Additional paid-in capital	18,317	18,072
Retained earnings	97,047	97,390
Restricted unearned stock compensation	(1,226)	(1,308)
Cumulative translation adjustment	253	179

	115,383	115,318
Less Treasury Stock, at cost (2,304,103 Common and 324,741 Class B shares at October 31, 2006 and 2,304,103 Common and 324,741 Class B shares at July 31, 2006)	(42,082)	(42,082)

Total Stockholders’ Equity	73,301	73,236

Total Liabilities & Stockholders’ Equity	$138,245	$139,547

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For The Three Months Ended October 31

	2006	2005

Net Sales	$52,129	$47,789
Cost of Sales	(41,466)	(39,362)

Gross Profit	10,663	8,427
Gain on Sale of Long-Lived Asset	—	415
Selling, General and Administrative Expenses	(8,161)	(7,259)

Income from Operations	2,502	1,583

Other Income (Expense)
Interest expense	(617)	(430)
Interest income	338	189
Other, net	25	61

Total Other Expense, Net	(254)	(180)

Income Before Income Taxes	2,248	1,403
Income taxes	(601)	(375)

Net Income	1,647	1,028
Retained Earnings
Balance at beginning of year	97,390	94,891
Cumulative effect of change in accounting principle, net of tax*	(1,235)	—
Cash dividends declared and treasury stock reissuances	(755)	608

Retained Earnings – October 31	$97,047	$95,311

Net Income Per Share
Basic Common	$0.27	$0.16
Basic Class B	$0.20	$0.12
Diluted	$0.24	$0.14
Average Shares Outstanding
Basic Common	4,852	5,002

Basic Class B	1,804	1,822

Diluted	6,913	7,264

* See Note 8 of the notes to the consolidated financial statements for a description of the change in accounting for stripping costs incurred during production.

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Statements of Consolidated Income
(in thousands of dollars)
(unaudited)

	For The Three Months Ended October 31

	2006	2005

Net Income	$1,647	$1,028
Other Comprehensive Income:
Unrealized gain on marketable securities	8	2
Cumulative Translation Adjustments	74	189

Total Comprehensive Income	$1,729	$1,219

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	For The Three Months Ended October 31

CASH FLOWS FROM OPERATING ACTIVITIES	2006	2005

Net Income	$1,647	$1,028

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,824	1,797
Amortization of investment discount	(220)	(112)
Non-cash stock compensation expense	297	40
Excess tax benefits for share-based payments	(1)	(40)
Deferred income taxes	1	3
Provision for bad debts	22	20
Loss (Gain) on the sale of long-lived assets	6	(408)
(Increase) Decrease in:
Accounts receivable	84	(496)
Inventories	(250)	(1,541)
Prepaid overburden removal expense	—	(156)
Prepaid expenses	(442)	(1,123)
Other assets	35	147
Increase (Decrease) in:
Accounts payable	(1,034)	1,273
Accrued expenses	(164)	927
Deferred compensation	16	37
Other liabilities	218	495

Total Adjustments	392	863

Net Cash Provided by Operating Activities	2,039	1,891

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,352)	(3,035)
Proceeds from sale of property, plant and equipment	30	1,000
Purchases of investments in debt securities	—	(2,288)
Maturities of investments in debt securities	—	1,658
Purchases of treasury securities	(8,083)	(7,453)
Dispositions of treasury securities	10,700	9,173

Net Cash Provided by (Used in) Investing Activities	295	(945)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(80)	(80)
Dividends paid	(754)	(559)
Purchase of treasury stock	—	(630)
Proceeds from issuance of common stock	29	213
Excess tax benefits for share-based payments	1	40
Other, net	45	104

Net Cash Used in Financing Activities	(759)	(912)

Effect of exchange rate changes on cash and cash equivalents	(55)	(126)
Net Increase (Decrease) in Cash and Cash Equivalents	1,520	(92)
Cash and Cash Equivalents, Beginning of Year	6,607	5,945

Cash and Cash Equivalents, October 31	$8,127	$5,853

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Notes To Consolidated Financial Statements
(Unaudited)

1.	BASIS OF STATEMENT PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 2006, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Consolidated Financial Statements include the accounts of the parent company and its subsidiaries.  All significant intercompany transactions are eliminated.

The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.  Operating results for the three months ended October 31, 2006 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2007.

The preparation of the unaudited financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures.  Estimates are revised periodically.  Actual results could differ from these estimates.

Under the terms of our sales agreements with customers, we recognize revenue when title is transferred.  Upon shipment an invoice is generated that sets the fixed and determinable price.  Promotional reserves are provided for sales incentives made directly to consumers and customers and are netted against sales.  Sales returns and allowances have historically not been material.  Selling, general and administrative expenses include salaries, wages and benefits associated with staff outside the manufacturing and distribution functions, advertising costs, research and development costs and all other non-manufacturing and non-distribution expenses.

We evaluate our allowance for doubtful accounts utilizing a combination of a historical experience and a periodic review of our accounts receivable aging and specific customer account analysis.  We maintain and monitor a list of customers whose creditworthiness has diminished.

As part of our overall operations, we mine sorbent materials on property that we either own or lease.  A significant part of our overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of our production processes.  Prior to fiscal 2007, the cost of the overburden removal was recorded in a prepaid expense account and, as the usable sorbent material was mined, the prepaid overburden removal expense was amortized over the estimated available material.  As described in Note 8 of the notes to the unaudited consolidated financial statements, as of August 1, 2006 we adopted EITF Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”, which changed our reporting of production stripping costs.  Beginning in fiscal year 2007, production stripping costs are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred.  We will continue to defer and amortize the pre-production overburden removal costs associated with opening a new mine.

During the normal course of our overburden removal activities we perform on-going reclamation activities.  As overburden is removed from a pit, it is hauled to a previously mined pit and used to refill the older site.  This process allows us to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing the liability for the reclamation function.

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees.  The costs of obtaining mineral patents, including legal fees and drilling expenses, are also capitalized.  Pre-production development costs on new mines and any prepaid royalties that are offsetable against future royalties due upon extraction of the mineral are also capitalized.  All exploration related costs are expensed as incurred.

On June 6, 2006, the Board announced a five-for-four stock split, to be effected by a stock dividend of one-quarter share for each outstanding share of Common Stock and Class B Stock.  The stock dividend was paid on September 8, 2006 to stockholders of record at the close of business on August 4, 2006.  The Board also elected to maintain the per share dividend rate at $0.12 per share of outstanding Common Stock and $0.09 per share of outstanding Class B Stock, effectively increasing the dividend payout by approximately 25%.  All shares outstanding, earnings per share numbers and balance sheet values have been restated to reflect the stock split.

2.	INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	October 31, 2006	July 31, 2006

Finished goods	$9,494	$8,408
Packaging	3,218	3,688
Other	3,235	3,601

	$15,947	$15,697

Inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs.  We perform a review of our inventory items to determine if an obsolescence reserve adjustment is necessary.  The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered.  The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date.  The inventory obsolescence reserve values at October 31, 2006 and July 31, 2006 were $381,000 and $307,000, respectively.

3.	PENSION AND OTHER POST RETIREMENT BENEFITS

The components of net periodic pension benefits cost of our sponsored defined benefit plans were as follows:

PENSION PLANS

	Three Months Ended

	October 31, 2006	October 31, 2005

	(dollars in thousands)
Components of net periodic pension benefit cost
Service cost	$207	$244
Interest cost	275	255
Expected return on plan assets	(301)	(274)
Net amortization	6	32

	$187	$257

Assumptions used in the previous calculations are as follows:

PENSION PLAN KEY ASSUMPTIONS

	Three Months Ended

	October 31, 2006	October 31, 2005

Discount rate for net periodic pension benefit cost	6.25%	5.25%
Long-term expected rate of return on assets	8.00%	8.00%
Rate of increase in compensation levels	4.00%	4.00%
Measurement date	7/31/2006	7/31/2005
Census date	8/1/2005	8/1/2005

We have funded the plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974 (ERISA), as amended.  We did not make a contribution to our pension plan during the first quarter of the fiscal year ending July 31, 2007.  We intend to make a contribution to the pension plan during the current fiscal year equal to the annual actuarial determined cost.  We currently estimate this amount to be approximately $560,000.

POST RETIREMENT HEALTH BENEFITS

	Three Months Ended

	October 31, 2006	October 31, 2005

	(dollars in thousands)
Components of net periodic postretirement benefit cost
Service cost	$16	$18
Interest cost	16	14
Amortization of net transition obligation	4	4
Net actuarial loss	1	3

Recognized actuarial loss	$37	$39

Assumptions used in the previous calculations are as follows:

POST RETIREMENT HEALTH BENEFITS KEY ASSUMPTIONS

	Three Months Ended

	October 31, 2006	October 31, 2005

Discount rate for net periodic postretirement benefit cost	6.25%	5.25%
Medical trend	6.00%	6.00%
Measurement date	7/31/2006	7/31/2005
Census date	8/1/2005	8/1/2005

Our plan covering postretirement health benefits is an unfunded plan.

4.	RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans”.  This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in the statement of financial position.  Funded status is determined as the difference between the fair value of plan assets and the benefit obligation.  Changes in the funded status should be recognized in other comprehensive income.  This recognition provision and the related disclosures are effective as of our fiscal year ending July 31, 2007 and will be applied prospectively.  Had SFAS No. 158 been effective as of July 31, 2006, we would have recorded an increase of approximately $235,000 to net pension liabilities and approximately $319,000 to other postretirement benefits liabilities and a total reduction of accumulated other comprehensive income within equity of approximately $343,000, net of income tax effects.  The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, which is the date we have used historically.  We are continuing to review the impact this pronouncement will have on our financial statements.

In August 2006, President Bush signed into law The Pension Protection Act of 2006, which will affect the manner in which we administer our defined benefit pension plan. This legislation requires, among other things, one set of funding rules for determining minimum required contributions to defined benefit plans based on a comparison of the plan’s assets to the plan’s liabilities, higher premium payments to the Pension Benefit Guaranty Corporation by sponsors of defined benefit plans, plan document amendments and additional plan disclosures in regulatory filings and to plan participants. This legislation will be effective for plan years beginning after December 31, 2007, with certain transition rules for 2008 through 2010.  We are currently assessing the impact that it may have on our financial statements.

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

The accounting policies of the segments are the same as those described in Note 1 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006 filed with the Securities and Exchange Commission.

Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations as follows:

	Assets

	October 31, 2006	July 31, 2006

	(in thousands)
Business to Business Products	$36,495	$36,358
Retail and Wholesale Products	58,585	59,836
Unallocated Assets	43,165	43,353

Total Assets	$138,245	$139,547

	Three Months Ended October 31,

	Net Sales		Income

	2006	2005	2006	2005

	(in thousands)
Business to Business Products	$16,885	$16,811	$3,398	$3,031
Retail and Wholesale Products	35,244	30,978	3,549	1,653

Total Sales/Operating Income	$52,129	$47,789	6,947	4,684

Gain on sale of long-lived Assets (1)			—	415
Less:
Corporate Expenses			4,420	3,455
Interest Expense, net of
Interest Income			279	241

Income before Income Taxes			2,248	1,403
Income Taxes			(601)	(375)

Net Income			$1,647	$1,028

(1)	See note 6 for a discussion of the sale of water rights.

6.	SALE OF WATER RIGHTS

On September 16, 2005, in the first quarter of fiscal 2006, we recorded a $415,000 pre-tax gain from the sale of certain water rights in Nevada.  These water rights were geographically located in an area that we were not actively planning to develop.

7.	STOCK-BASED COMPENSATION

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“FAS 123-R”) in the first quarter of fiscal 2006.  In accordance with this pronouncement, we record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  The stock-based compensation expense in the first three months of fiscal years 2007 and 2006 is the cost related to the unvested portion of grants issued after August 1, 2000 and grants issued after July 31, 2005.  The stock options granted before August 1, 2000 were fully vested as of the beginning of fiscal 2007.

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

On March 14, 2006, our  Board of Directors unanimously approved adoption of the Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”).  The 2006 Plan was approved by our stockholders at our annual meeting on December 5, 2006  The 2006 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards.  Our employees and non-employee directors are eligible to receive grants under the 2006 Plan.  The total number of shares of Stock subject to grants under the 2006 Plan may not exceed 919,500.   During fiscal 2006, option grants covering 25,000 shares were issued to our outside directors with a vesting period of one year and an option grant covering 12,500 shares was issued to an employee with vesting similar to the vesting described above under the 1995 Plan.  There were 90,000 shares of restricted stock issued under the 2006 Plan.

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to our directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant.  Our directors are considered employees under the provisions of FAS 123-R.  Stock options have been granted to our directors for a 10-year term with a one year vesting period.  There are 125,000 shares outstanding and no shares available for future grants under this plan.  All stock issued under this plan were from treasury stock.

A five-for-four stock split was announced by our Board on June 6, 2006.  In keeping with historical practices, we have adjusted the number of shares and the option prices to equitably adjust all outstanding stock options.  Under FAS 123-R, the equitable adjustment of outstanding options to reflect a change in capitalization (such as a stock split) may require the recognition of incremental compensation expense if the adjustment is not determined to have been required by the actual terms of the equity incentive plan.  The Oil-Dri Corporation of America Outside Director Stock Plan and the Oil-Dri Corporation of America 1995 Long Term Incentive Plan may be deemed to have been discretionary, rather than required by the actual terms of these plans.  We therefore recognized approximately $142,000 additional stock based compensation expense relating to the modification in the first three months of fiscal 2007.

The fair value of the fiscal 2006 stock options was estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used during the full fiscal 2006 were:  volatility, 23.5%; risk free interest rate, 4.9%; expected life 5.4 years; dividend rate, 2.5%.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected life (estimated period of time outstanding) of the options granted was estimated by reference to the vesting schedule, historical and future expected exercise behavior of employees and comparison with other reporting companies.  Expected volatility was based on historical volatility for a period of five years, ending the day of grant, and calculated on a daily basis.  The dividend rate is based on the actual dividend and share price on the grant date.  No grants were issued in the first quarter of fiscal 2007.

Changes in our stock options as of October 31, 2006 were as follows:

	(shares in thousands)

	Number of Options	Weighted Average Exercise Price

Options outstanding, July 31, 2006	926	$8.60
Exercised	(3)	9.43
Cancelled	(2)	12.32

Options outstanding, October 31, 2006	921	$8.59

Options exercisable, October 31, 2006	548	$8.41

The weighted average remaining contractual term was 5.1 years for all stock options outstanding and 4.3 years for options exercisable as of October 31, 2006.  The total intrinsic value was approximately $7,000,000 for stock options outstanding and $4,300,000 for stock options exercisable as of October 31, 2006.  The total intrinsic value for stock options exercised during the first quarter of fiscal 2007 was $18,000.

The amount of cash received from the exercise of stock options was $30,000 and the related tax benefit was $5,000 for the three months ending October 31, 2006.

Restricted Stock

Our 1995 Plan and 2006 Plan both provide for grants of restricted stock.  The vesting schedule under the 1995 Plan has varied, but has generally been three years or less.  Under the 2006 Plan, the grants issued so far have vesting periods between three and five years.

Included in our stock-based compensation expense in the first three months of fiscal 2007 is a portion of the cost related to the unvested restricted stock granted in fiscal 2005 and the 90,000 shares of restricted stock granted in fiscal 2006.  No shares of restricted stock were granted in the first quarter of fiscal 2007.

Changes in our restricted stock as of October 31, 2006 were as follows:

	(shares in thousands)

	Restricted Shares	Weighted Average Grant Date Fair Value

Unvested restricted stock at July 31, 2006	95	$15.37
Granted	—	$—
Vested	—	$—

Unvested restricted stock at October 31, 2006	95	$15.37

8.	CHANGE IN ACCOUNTING FOR STRIPPING COSTS INCURRED DURING PRODUCTION

In March 2005, the Financial Accounting Standards Board ratified the consensus reached in EITF Issue No. 04-06 (“EITF Issue 04-06”), “Accounting for Stripping Costs Incurred during Production in the Mining Industry”.  The consensus was effective for the first fiscal period in the fiscal year beginning after December 15, 2005; therefore, we adopted the pronouncement at the beginning of fiscal 2007.  The consensus on EITF Issue 04-06 calls for production stripping costs to be treated as a variable inventory production cost and to be included in cost of sales in the period they are incurred.  We will continue to defer and amortize the pre-production overburden removal costs associated with opening a new mine.

Prior to this new pronouncement, we recorded these production stripping costs in a prepaid expense account and, as the usable sorbent material was mined, the prepaid overburden removal expense was amortized over the estimated available material.  In accordance with the transition guidance provided by this new pronouncement, we wrote off the August 1, 2006 balance of our prepaid overburden removal expense account to opening retained earnings, with no charge to current earnings.  The results for prior periods have not been restated.  The cumulative effect adjustment reduced opening retained earnings by $1,235,000, eliminated the $1,686,000 balance of the prepaid overburden removal expense account and adjusted our tax accounts by $451,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2006. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

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

THREE MONTHS ENDED OCTOBER 31, 2006 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2005

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended October 31, 2006 were $52,129,000, an increase of 9.1% from net sales of $47,789,000 in the first three months of fiscal 2006.  Net income for the first three months of fiscal 2007 was $1,647,000, an increase of 60.2% from net income of $1,028,000 in the first three months of fiscal 2006.  Diluted income per share for the first quarter of fiscal 2007 was $0.24 versus $0.14 diluted net income per share for the first quarter of fiscal 2006.

Net income for the first quarter of fiscal 2007 was positively impacted by increases in operating income in both the Retail and Wholesale Products Group and the Business to Business Products Group.  A 13.8% increase in sales for the Retail and Wholesale Products Group was driven by both tons sold growth and price increases.  Price increases in the Business to Business Products Group provided increased sales which overcame lower volume compared to the first quarter of fiscal 2006.  For both Groups, the increased sales overcame higher costs of materials, packaging and freight.  Price increases, energy surcharges and internal cost reduction programs implemented in prior years were continued in the first quarter of fiscal 2007 to address ongoing increases in costs incurred in producing our products.  The positive results for the first quarter of fiscal 2007 reflect the success of these efforts, which reversed the declining margin trend of the past couple of years.

Net sales of the Business to Business Products Group for the first three months of fiscal 2007 were $16,885,000, an increase of $74,000 from net sales of $16,811,000 in the first three months of fiscal 2006.  Sales growth was seen in bleaching clay, clarification aid, sports and co-manufactured products.  Bleaching clay and fluid clarification products reported sales increases of 13.5% and 26.3%, respectively, due to higher volumes and price increases.  Bleaching clay products volume increased 9.6% and clarification aid products volume increased 5%.  Bleaching clay sales were strong in both domestic and international markets.  Sports products and co-manufactured products experienced sales increases of 9.3% and 4.1%, respectively, due to higher selling prices.  Offsetting these increases was a decrease of 25.5% in agricultural product sales due to 35.6% lower volume.

The Business to Business Products Group’s segment income increased 12.1% from $3,031,000 in the first three months of fiscal 2006 to $3,398,000 in the first three months of fiscal 2007.  Price increases were greater than the combined 4.3% increase in material, packaging and freight costs.  Transportation and material costs increased throughout fiscal 2006 as the cost of oil increased, and these costs remain high in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.  Similarly, packaging costs increased as the price of paper increased and still remain at higher levels than in the first quarter of fiscal 2006.

Net sales of the Retail and Wholesale Products Group for the first three months of fiscal 2007 were $35,244,000, an increase of $4,266,000 from net sales of $30,978,000 reported in the first three months of fiscal 2006.  Sales of branded cat litter increased 16.8% compared to the first three months of fiscal 2006.  Branded scoopable litter products drove the sales growth with a 28.5% increase due to better utilization of trade spending and 20.8% higher volumes.  The higher volumes were driven by increases in existing base business and consumer promotions.  Private label cat litter sales were up 22.6% compared to the first three months of fiscal 2006.  Private label sales were up due to price increases and a 9.4% volume increase.  The volume increase was due to both new distribution and new product offerings.  Our floor absorbent net sales increased 7.7% due to increased prices.

The Retail and Wholesale Products Group’s segment income increased 114.7% from $1,653,000 in the first quarter of fiscal 2006 to $3,549,000 in the quarter of fiscal 2007.  Price increases, timing and more efficient use of trade spending and a 5.1%  overall volume increase overcame the combined 5.2% increase in material, packaging and freight costs.  These costs have increased for the same reasons as described in the Business to Business Products Group above.

Consolidated gross profit as a percentage of net sales for the first three months of fiscal 2007 increased to 20.5% from 17.6% in the first three months of fiscal 2006.  Price increases were implemented during fiscal 2006 and in the first quarter of fiscal 2007 to recover margin declines experienced over the past couple of years due to cost increases in materials, packaging and freight.  Further contributing to the improved gross profit is a 17.3%  decrease in the cost of fuel used in the manufacturing process in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.  However, non-fuel manufacturing costs rose 10.3%, which had a negative impact on gross profit.  The increases in non-fuel manufacturing costs were seen in repairs, labor and other raw materials.

Operating expenses as a percentage of net sales for the first three months of fiscal 2007 increased to 15.7% compared to the 14.3% for the first three months of fiscal 2006.  Excluding the gain on long-lived assets, the operating expenses for the first three months of fiscal 2006 would have been 15.2% of net sales.  The increase in year-to-date fiscal 2007 operating expenses was primarily due to an increase in the discretionary incentive bonus accrual.

Interest expense was up $187,000 for the first three months of fiscal 2007 as compared to the same period in fiscal 2006 due to the new debt issuance described in Liquidity and Capital Resources.  Interest income increased $149,000 from the first three months of fiscal 2006 due to increases in the market rates and increases in investment balances.

Our effective tax rate was 26.7% of pre-tax income in the first three months of fiscal 2007, which was consistent with the tax rate in the first three months of fiscal 2006.

Total assets decreased $1,302,000 or 0.9% during the first three months of fiscal 2007.  Current assets decreased $1,977,000 or 2.6% from fiscal 2006 year-end balances, primarily due a decrease in investments and the $1,686,000 pre-tax write-off of prepaid overburden removal described in Note 8 of the notes to the unaudited consolidated financial statements.  These decreases were offset by an increase in cash and cash equivalents, other prepaid expenses and inventories.  The changes in cash and cash equivalents and investments are described in Liquidity and Capital Resources.  Inventories increased due to higher cost of materials and normal seasonality.    The increase in other prepaid expenses is due to timing of payments of insurance premiums.

Property, plant and equipment, net of accumulated depreciation, increased $587,000 or 1.1% during the first three months of fiscal 2007.  The increase was driven by purchases of machinery and equipment.

Total liabilities decreased $1,367,000 or 2.1%  during the first three months of fiscal 2007.  Current liabilities decreased $1,544,000 or 5.7% during the first three months of fiscal 2007.  The decrease in current liabilities was mostly driven by a decrease in accounts payable, accrued salaries, wages and commissions and accrued trade spending.  The decrease in accounts payable is due to normal timing of payments.  The decrease in accrued salaries is consistent with the payment of the fiscal 2006 discretionary bonus offset by the fiscal 2007 discretionary bonus accrual.  Accrued trade spending decreased due to more efficient use of promotions.  Non-current liabilities increased $177,000 or 0.5% due to a higher pension liability.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first three months of fiscal 2007 were $4,298,000 or 8.2% of total company sales.  This represents an increase of 5.2% from the first three months of fiscal 2006, in which foreign subsidiary sales were $4,088,000 or 8.6% of total company sales.  The increase in sales was seen in both the United Kingdom and Canadian entities.  Canadian sales were up due to higher prices and a stronger Canadian dollar compared to the U.S. dollar, which overcame a 4.4% decrease in volume in both cat litter and industrial products.  Cat litter sales were down due to timing of promotional activities and industrial products sales have declined due to weak economic conditions.  United Kingdom sales were up due to 11.3% higher volume, primarily in fluid purification products.  The revenue increase was offset by increased costs.  For first three months of fiscal 2007, the foreign subsidiaries reported a loss of $29,000, a decrease of $271,000 from the $242,000 earnings reported in the first three months of fiscal 2006.  Both foreign operations experienced higher material costs and are investigating other sources.

Identifiable assets of our foreign subsidiaries as of October 31, 2006 were $9,449,000 compared to $13,100,000 as of October 31, 2005.   The decrease was driven by reduced cash and investments due to the repatriation of previously untaxed earnings from our Swiss subsidiary during fiscal 2006, as described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended July 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, the purchasing and upgrading of real estate, equipment and facilities, and investing in infrastructure and potential acquisitions.  We principally have used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements.  Cash, cash equivalents and short-term investments decreased $877,000 during the first three months of fiscal 2007 to $24,978,000 at October 31, 2006.

The following table sets forth certain elements of our Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended

	October 31, 2006	October 31, 2005

Net cash provided by operating activities	$2,039	$1,891
Net cash provided by (used in) investing activities	295	(945)
Net cash used in financing activities	(759)	(912)
Effect of exchange rate changes on cash and cash equivalents	(55)	(126)
Net increase (decrease) cash and cash equivalents	1,520	(92)

Net cash provided by operating activities

Net cash provided by operations was $2,039,000 as of October 31, 2006 compared to $1,891,000 as of October 31 2005.  The increase was due primarily to an increase net income and non-cash charges.  For the first three months of fiscal years 2007 and 2006, the primary components of working capital that impacted operating cash flows were as follows:

Accounts receivable, less allowance for doubtful accounts, decreased by $106,000 in the first quarter of fiscal 2007 versus an increase of $475,000 in the first quarter of fiscal 2006.  A focus on improved collection procedures resulted in lower accounts receivable at the end of the first quarter of fiscal 2007 despite an increase in sales over the fourth quarter of fiscal 2006.  The increase for the first quarter of fiscal 2006 was due to an increase in sales in the first quarter of fiscal 2006 of $47,789,000 versus sales for the fourth quarter of fiscal 2005 of $46,017,000.

Inventories increased $250,000 in the first quarter of fiscal 2007 versus an increase of $1,541,000 in the first quarter of fiscal 2006.  Inventories in the first quarter usually increase due to normal seasonal trend.  As the rate of cost increases has slowed in the first quarter of fiscal 2007, the amount of the inventory increase has slowed from the first quarter of fiscal 2006.  The increase in the first quarter of fiscal 2006 was due to higher fuel costs compared to fiscal year-end 2005.

There was no prepaid overburden removal expense in the first quarter of fiscal 2007.  As described in Note 8 of the notes to the unaudited consolidated financial statements, we wrote off the August 1, 2006 balance of our prepaid overburden removal expense account to opening retained earnings.  Beginning in fiscal 2007, production stripping costs will be treated as a variable inventory production cost and are included in cost of sales in the period they are incurred.  Prepaid overburden removal expense increased $156,000 in the first quarter of fiscal 2006, under the prior accounting methodology, due to different amounts of non-usable material that needed to be removed from the various sites.

Other prepaid expenses increased $442,000 in the first quarter of fiscal 2007 versus an increase of $1,123,000 in the first quarter of fiscal 2006.  The smaller increase in fiscal 2007 was due to timing of payments of insurance premium payments and a decline in prepaid operating expenses.

Accounts payable and other accrued expenses decreased $964,000 in the first three months of fiscal 2007 versus an increase of $2,732,000 in the first quarter of fiscal 2006.  The difference is due to timing of payments, smaller increases in packaging costs and a decline in fuel costs in the first quarter of fiscal 2007 versus the first quarter of fiscal 2006.

Net cash provided by (used in) investing activities

Cash provided by investing activities was $295,000 in the first quarter of fiscal 2007 compared to cash used in investing activities of $945,000 in the first quarter of fiscal 2006.  In the first quarter of fiscal 2007, cash used for capital expenditures was $2,352,000 versus $3,035,000 in the first quarter of fiscal 2006.  The decrease is due to cash used to purchase land in the first quarter of fiscal 2006.  During the first quarter of fiscal 2007, net dispositions of investment securities was $2,617,000 compared to $1,090,000 in the first quarter of fiscal 2006 due to the timing of investment maturities.  Cash proceeds from the sale of property, plant and equipment were $30,000 in the first quarter of fiscal 2007 versus $1,000,000 in the first quarter of fiscal 2006.

Net cash used in financing activities

Cash used in financing activities was $759,000 in the first quarter of fiscal 2007 compared to $912,000 in the first quarter of fiscal 2006.  No treasury stock purchases occurred in the first quarter of fiscal 2007 compared to $630,000 of repurchases in the first quarter of fiscal 2006.  Conversely, lower stock option exercise activity reduced proceeds from issuance of common stock in the first three months of fiscal 2007 to $29,000 compared to $213,000 in the first three months of fiscal 2006.  Also, cash used for dividend payments was $754,000 in the first quarter of fiscal 2007 due to a dividend increase versus $559,000 dividend payments in the first quarter of fiscal 2006.

Other

Total cash and investment balances held by our foreign subsidiaries at October 31, 2006 and 2005 were $561,000 and $4,433,000, respectively. Certain investments held by our foreign subsidiaries were liquidated in fiscal 2006 to facilitate the repatriation of previously untaxed foreign earnings and profits as described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended July 31, 2006.

As part of our normal course of business, we guarantee certain debts and trade payables of our wholly owned subsidiaries.  These arrangements are made at the request of the subsidiaries’ creditors, as separate financial statements are not distributed for the wholly owned subsidiaries.  As of October 31, 2006, the value of these guarantees was $359,000 of lease liabilities and $2,500,000 of long-term debt.

Our capital requirements are subject to change as business conditions warrant and opportunities arise.  The tables in the following subsection summarize our contractual obligations and commercial commitments at October 31, 2006 for the timeframes indicated.

On January 27, 2006, we entered into a new unsecured revolving credit agreement with Harris N.A. that is effective until January 27, 2009.  The credit agreement provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris N.A.  At October 31, 2006, the variable rates would have been 8.3% for the Harris’ prime-based rate or 6.3% for the LIBOR-based rate.  The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to dispose of assets.  The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth.  As of October 31, 2006, we had $15,000,000 available under this credit facility and we were in compliance with its covenants.

We believe that cash flow from operations, availability under our revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations for at least the next 12 months.  Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors.  The timing and size of any new business ventures or acquisitions that we complete may also impact the cash requirements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The table listed below depicts our Contractual Obligations and Commercial Commitments at October 31, 2006 for the timeframes listed:

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Long-Term Debt	$35,160,000	$4,080,000	$9,780,000	$8,600,000	$12,700,000
Interest on Long-Term Debt	8,762,000	2,013,000	3,118,000	2,170,000	1,461,000
Operating Leases	11,545,000	2,461,000	2,585,000	1,840,000	4,659,000
Unconditional Purchase Obligations	5,588,000	5,588,000	—	—	—

Total Contractual Cash Obligations	$61,055,000	$14,142,000	$15,483,000	$12,610,000	$18,820,000

We are not required to make a contribution to our defined benefit pension plan in fiscal 2007.  We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions.

The unconditional purchase obligations represent forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2007.  As of October 31, 2006, the remaining purchase obligation for fiscal 2007 contracts was $5,588,000 for 600,000 MMBtu.  These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Standby Letters of Credit	$490,000	$490,000	$—	$—	$—
Other Commercial Commitments	13,900,000	13,900,000	—	—	—

Total Commercial Commitments	$14,390,000	$14,390,000	$—	$—	$—

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates are revised periodically. Actual results could differ from these estimates.

See the information concerning our critical accounting policies included under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q.  In addition, for additional information on our adoption of SFAS No. 123(R) and our implementation of EITF Issue 04-06, see Note 7, Stock-Based Compensation, and Note 8, Change in Accounting for Stripping Costs Incurred during Production, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments.  We had two interest rate swap agreements as of October 31, 2006.  We believe that the market risk arising from holding our financial instruments is not material.

We are exposed to currency risk as it relates to certain accounts receivables and from our foreign operations.  We believe that the currency risk is immaterial to the overall presentation of the financial statements.

We are exposed to regulatory risk in the fluid purification and agricultural markets, principally as a result of the risk of increasing regulation of the food chain in the United States and Europe. We actively monitor developments in this area, both directly and through trade organizations of which we are a member.

We are exposed to commodity price risk with respect to natural gas.  We have contracted for a portion of our fuel needs for fiscal 2007 using forward purchase contracts to manage the volatility in fuel prices related to this exposure.  The weighted average cost of the contracts has been estimated to be approximately 10.4% higher than the contracts for fiscal 2006.  All contracts were entered into during the normal course of business and no contracts were entered into for speculative purposes.

The table below provides information about our natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2007.  The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on November 29, 2006.

	Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2007

	Expected 2007 Maturity	Fair Value

Natural Gas Future Volumes (MMBtu)	1,030,000	—
Weighted Average Price (Per MMBtu)	$8.28	—
Contract Amount ($U.S., in thousands)	$8,527.6	$7,409.8

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

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, during the period when our periodic reports are being prepared.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 1A  RISK FACTORS

For information regarding Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended July 31, 2006.  There have been no material changes in risk factors since July 31, 2006.

ITEM 6.  EXHIBITS

          (a)     EXHIBITS:

Exhibit No.	Description	SEC Document Reference

10.1*	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective August 1, 2006).	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on October 13, 2006.

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

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

Daniel S. Jaffee
President and Chief Executive Officer

Dated: December 11, 2006

EXHIBITS

Exhibit No.	Description

11	Statement re: Computation of Earnings per Share.

31	Certifications pursuant to Rule 13a – 14(a).

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

Note:

Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213.