Form 10-Q
period 2007-01-31
OIL DRI CORP OF AMERICA
filed 2007-03-09
CIK 74046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended January 31, 2007

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

The aggregate market value of the Registrant’s Common Stock owned by non-affiliates as of January 31, 2007 for accelerated filer purposes was $79,036,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Common Stock – 4,909,053 Shares
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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	January 31, 2007	July 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$9,572	$6,607
Investment in treasury securities	18,846	19,248
Accounts receivable, less allowance of $746 and $567 at January 31, 2007 and July 31, 2006, respectively	26,920	26,115
Inventories	14,429	15,697
Prepaid overburden removal expense	—	1,686
Deferred income taxes	1,722	1,722
Prepaid expenses and other assets	5,118	4,627

Total Current Assets	76,607	75,702

Property, Plant and Equipment
Cost	149,974	158,789
Less accumulated depreciation and amortization	(98,661)	(107,496)

Total Property, Plant and Equipment, Net	51,313	51,293

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of $321 and $308 at January 31, 2007 and July 31, 2006, respectively	787	780
Debt issuance costs, net of accumulated amortization of $414 and $393 at January 31, 2007 and July 31, 2006, respectively	427	444
Licensing agreements, net of accumulated amortization of $2,657 and $2,558 at January 31, 2007 and July 31, 2006, respectively	782	881
Deferred income taxes	1,250	1,151
Other	4,207	4,134

Total Other Assets	12,615	12,552

Total Assets	$140,535	$139,547

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	January 31, 2007	July 31, 2006

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of notes payable	$4,080	$4,080
Accounts payable	6,184	7,596
Dividends payable	758	754
Accrued expenses:
Salaries, wages and commissions	4,104	3,492
Trade promotions and advertising	3,363	3,522
Freight	1,312	1,377
Other	5,809	6,292

Total Current Liabilities	25,610	27,113

Noncurrent Liabilities
Notes payable	31,080	31,160
Deferred compensation	4,182	4,093
Other	4,428	3,945

Total Noncurrent Liabilities	39,690	39,198

Total Liabilities	65,300	66,311

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,213,156 shares at January 31, 2007 and 7,158,158 shares at July 31, 2006	722	716
Class B Stock, par value $.10 per share, issued 2,234,538 shares at January 31, 2007 and 2,234,544 shares at July 31, 2006	223	223
Unrealized gain on marketable securities	61	46
Additional paid-in capital	19,052	18,072
Retained earnings	98,252	97,390
Restricted unearned stock compensation	(1,144)	(1,308)
Cumulative translation adjustment	151	179

	117,317	115,318
Less Treasury Stock, at cost (2,304,103 Common and 324,741 Class B shares at January 31, 2007 and 2,304,103 Common and 324,741 Class B shares at July 31, 2006)	(42,082)	(42,082)

Total Stockholders’ Equity	75,235	73,236

Total Liabilities & Stockholders’ Equity	$140,535	$139,547

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For The Six Months Ended January 31

	2007	2006

Net Sales	$105,002	$101,752
Cost of Sales	(82,842)	(82,757)

Gross Profit	22,160	18,995
Gain on Sale of Long-Lived Asset	—	415
Selling, General and Administrative Expenses	(16,812)	(15,001)

Income from Operations	5,348	4,409

Other Income (Expense)
Interest expense	(1,258)	(969)
Interest income	691	410
Other, net	147	102

Total Other Expense, Net	(420)	(457)

Income Before Income Taxes	4,928	3,952
Income taxes	(1,318)	(1,057)

Net Income	3,610	2,895
Retained Earnings
Balance at beginning of year	97,390	94,891
Cumulative effect of change in accounting principle, net of tax*	(1,235)	—
Cash dividends declared and treasury stock reissuances	(1,513)	(1,349)

Retained Earnings – January 31	$98,252	$96,437

Net Income Per Share
Basic Common	$0.58	$0.46
Basic Class B	$0.43	$0.34
Diluted	$0.52	$0.40
Average Shares Outstanding
Basic Common	4,861	5,005

Basic Class B	1,810	1,823

Diluted	6,952	7,263

* See Note 8 of the notes to the consolidated financial statements for a description of the change in accounting for stripping costs incurred during production.

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Six Months Ended January 31

	2007	2006

Net Income	$3,610	$2,895
Other Comprehensive Income:
Unrealized gain on marketable securities	15	16
Cumulative Translation Adjustments	(28)	374

Total Comprehensive Income	$3,597	$3,285

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For The Three Months Ended January 31

	2007	2006

Net Sales	$52,873	$53,963
Cost of Sales	(41,376)	(43,395)

Gross Profit	11,497	10,568
Selling, General and Administrative Expenses	(8,651)	(7,742)

Income from Operations	2,846	2,826

Other Income (Expense)
Interest expense	(641)	(539)
Interest income	353	221
Other, net	122	41

Total Other Expense, Net	(166)	(277)

Income Before Income Taxes	2,680	2,549
Income taxes	(717)	(682)

Net Income	$1,963	$1,867

Net Income Per Share
Basic Common	$0.32	$0.30
Basic Class B	$0.23	$0.22
Diluted	$0.28	$0.26
Average Shares Outstanding
Basic Common	4,871	5,007

Basic Class B	1,815	1,822

Diluted	6,987	7,256

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Three Months Ended January 31

	2007	2006

Net Income	$1,963	$1,867
Other Comprehensive Income:
Unrealized gain on marketable securities	7	14
Cumulative Translation Adjustments	(102)	185

Total Comprehensive Income	$1,868	$2,066

The accompanying notes are an integral part of the consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	For The Six Months Ended January 31

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,610	$2,895

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,672	3,607
Amortization of investment discount	(447)	(245)
Non-cash stock compensation expense	567	111
Excess tax benefits for share-based payments	(86)	(142)
Deferred income taxes	(6)	6
Provision for bad debts	205	157
Loss (Gain) on the sale of long-lived assets	446	(384)
(Increase) Decrease in:
Accounts receivable	(1,010)	(4,711)
Inventories	1,268	(2,758)
Prepaid overburden removal expense	—	(129)
Prepaid expenses	(454)	(1,023)
Other assets	(201)	(41)
Increase (Decrease) in:
Accounts payable	(968)	1,030
Accrued expenses	(95)	1,283
Deferred compensation	89	87
Other liabilities	523	712

Total Adjustments	3,503	(2,440)

Net Cash Provided by Operating Activities	7,113	455

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,098)	(4,624)
Proceeds from sale of property, plant and equipment	30	1,000
Purchases of investments in debt securities	—	(2,306)
Maturities of investments in debt securities	—	1,778
Purchases of treasury securities	(22,852)	(27,232)
Dispositions of treasury securities	23,700	18,866

Net Cash Used in Investing Activities	(3,220)	(12,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(80)	(80)
Proceeds from issuance of note payable	—	15,000
Dividends paid	(1,509)	(1,165)
Purchase of treasury stock	—	(1,826)
Proceeds from issuance of treasury stock	—	339
Proceeds from issuance of common stock	496	621
Excess tax benefits for share-based payments	86	142
Other, net	36	205

Net Cash (Used in) Provided by Financing Activities	(971)	13,236

Effect of exchange rate changes on cash and cash equivalents	43	(245)
Net Increase in Cash and Cash Equivalents	2,965	928
Cash and Cash Equivalents, Beginning of Year	6,607	5,945

Cash and Cash Equivalents, January 31	$9,572	$6,873

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

The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.  Operating results for the three months and the six months ended January 31, 2007 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2007.

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

2.     INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	January 31, 2007	July 31, 2006

Finished goods	$8,744	$8,408
Packaging	2,723	3,688
Other	2,962	3,601

	$14,429	$15,697

Inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs.  We perform a review of our inventory items to determine if an obsolescence reserve adjustment is necessary.  The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered.  The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date.  The inventory obsolescence reserve values at January 31, 2007 and July 31, 2006 were $267,000 and $307,000, respectively.

3.     PENSION AND OTHER POST RETIREMENT BENEFITS

The components of net periodic pension benefits cost of our sponsored defined benefit plans were as follows:

	PENSION PLANS

	Three Months Ended		Six Months Ended

	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006

	(dollars in thousands)		(dollars in thousands)
Components of net periodic pension benefit cost
Service cost	$198	$244	$405	$488
Interest cost	270	255	545	509
Expected return on plan assets	(301)	(274)	(602)	(547)
Net amortization	6	32	12	65

	$173	$257	$360	$515

Assumptions used in the previous calculations are as follows:

	PENSION PLAN KEY ASSUMPTIONS

	Three and Six Months Ended

	January 31, 2007	January 31, 2006

Discount rate for net periodic pension benefit cost	6.25%	5.25%
Long-term expected rate of return on assets	8.00%	8.00%
Rate of increase in compensation levels	4.00%	4.00%
Measurement date	7/31/2006	7/31/2005
Census date	8/1/2006	8/1/2005

We have funded the plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974 (ERISA), as amended.  We did not make a contribution to our pension plan during the first six months of fiscal 2007.  We intend to make a contribution to the pension plan during the current fiscal year equal to the annual actuarial determined cost.  We currently estimate this amount to be approximately $560,000.

	POST RETIREMENT HEALTH BENEFITS

	Three Months Ended		Six Months Ended

	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006

	(dollars in thousands)		(dollars in thousands)
Components of net periodic postretirement benefit cost
Service cost	$16	$18	$32	$36
Interest cost	16	14	32	28
Amortization of net transition obligation	4	4	8	8
Net actuarial loss	1	3	2	7

Recognized actuarial loss	$37	$39	$74	$79

Assumptions used in the previous calculations are as follows:

	POST RETIREMENT HEALTH BENEFITS KEY ASSUMPTIONS

	Three and Six Months Ended

	January 31, 2007	January 31, 2005

Discount rate for net periodic postretirement benefit cost	6.25%	5.25%
Medical trend	6.00%	6.00%
Measurement date	7/31/2006	7/31/2005
Census date	8/1/2006	8/1/2005

Our plan covering postretirement health benefits is an unfunded plan.

4.     RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date.  The Statement also establishes presentation and disclosure requirements relating to items measured at fair value.  The provisions of this Statement are to be applied prospectively and are effective at the beginning of our fiscal year ending July 31, 2009.  We are currently evaluating the impact of adoption of SFAS No. 159 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  The provisions of this Statement are effective at the beginning of our fiscal year ending July 31, 2009.  We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans”.  This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in the statement of financial position.  Funded status is determined as the difference between the fair value of plan assets and the benefit obligation.  Changes in the funded status should be recognized in other comprehensive income.  This recognition provision and the related disclosures are effective as of our fiscal year ending July 31, 2007 and will be applied prospectively.  Had SFAS No. 158 been effective as of July 31, 2006, we would have recorded an increase of approximately $235,000 to net pension liabilities and approximately $319,000 to other postretirement benefits liabilities and a total reduction of accumulated other comprehensive income within equity of approximately $343,000, net of income tax effects.  The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, which is the date we have used historically.  We are continuing to review the impact this pronouncement will have on our consolidated financial statements.

In August 2006, President Bush signed into law The Pension Protection Act of 2006, which will affect the manner in which we administer our defined benefit pension plan. This legislation requires, among other things, one set of funding rules for determining minimum required contributions to defined benefit plans based on a comparison of the plan’s assets to the plan’s liabilities, higher premium payments to the Pension Benefit Guaranty Corporation by sponsors of defined benefit plans, plan document amendments and additional plan disclosures in regulatory filings and to plan participants. This legislation will be effective for plan years beginning after December 31, 2007, with certain transition rules for 2008 through 2010.  We are currently assessing the impact that it may have on our consolidated financial statements.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, effective for fiscal years beginning after December 15, 2006.  This interpretation clarifies the accounting for uncertainty in income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  The pronouncement provides a recognition threshold and measurement guidance for the financial statement recognition of a tax position taken or expected to be taken in a tax return.  We expect to implement FIN No. 48 for our fiscal year ending July 31, 2008.  We are currently reviewing this pronouncement, but we believe it will not have a material impact on our consolidated financial statements.

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

Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations as follows:

	Assets

	January 31, 2007	July 31, 2006

	(in thousands)
Business to Business Products	$35,830	$36,358
Retail and Wholesale Products	59,165	59,836
Unallocated Assets	45,540	43,353

Total Assets	$140,535	$139,547

	Six Months Ended January 31,

	Net Sales		Income

	2007	2006	2007	2006

	(in thousands)
Business to Business Products	$33,782	$35,109	$6,249	$7,188
Retail and Wholesale Products	71,220	66,643	8,089	3,937

Total Sales/Operating Income	$105,002	$101,752	14,338	11,125

Gain on sale of long-lived Assets (1)			—	415
Less:
Corporate Expenses			8,843	7,029
Interest Expense, net of
Interest Income			567	559

Income before Income Taxes			4,928	3,952
Income Taxes			(1,318)	(1,057)

Net Income			$3,610	$2,895

	Three Months Ended January 31,

	Net Sales		Income

	2007	2006	2007	2006

	(in thousands)
Business to Business Products	$16,897	$18,298	$2,851	$4,157
Retail and Wholesale Products	35,976	35,665	4,540	2,284

Total Sales/Operating Income	$52,873	$53,963	7,391	6,441

Less:
Corporate Expenses			4,423	3,574
Interest Expense, net of
Interest Income			288	318

Income before Income Taxes			2,680	2,549
Income Taxes			(717)	(682)

Net Income			$1,963	$1,867

(1) See note 6 for a discussion of the sale of water rights.

6.     SALE OF WATER RIGHTS

On September 16, 2005, in the first quarter of fiscal 2006, we recorded a $415,000 pre-tax gain from the sale of certain water rights in Nevada.  These water rights were geographically located in an area that we were not actively planning to develop.

7.     STOCK-BASED COMPENSATION

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“FAS 123-R”) in the first quarter of fiscal 2006.  In accordance with this pronouncement, we record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  The stock-based compensation expense in the first six months of fiscal years 2007 and 2006 is the cost related to the unvested portion of grants issued after August 1, 2000 and grants issued after July 31, 2005.  The stock options granted before August 1, 2000 were fully vested as of the beginning of fiscal 2006.

Stock Options

Our 1995 Long Term Incentive Plan (“1995 Plan”) provided for grants of both incentive and non-qualified stock options principally at an option price per share of 100% of the fair market value of our Class A Common Stock or, if no Class A Common Stock is outstanding, our Common Stock (“Stock”) on the date of grant.  Stock options were generally granted with a five-year vesting period and a 10-year term.  The stock options generally vest 25% two years after the grant date and 25% in each of the three following anniversaries of the grant date.  This plan expired for purposes of issuing new grants on August 5, 2005.  All stock issued from option exercises under this plan were from authorized but unissued stock.  All restricted stock issued was from treasury stock.

On March 14, 2006, our Board of Directors unanimously approved adoption of the Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”).  The 2006 Plan was approved by our stockholders at our annual meeting on December 5, 2006.  The 2006 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards.  Our employees and non-employee directors are eligible to receive grants under the 2006 Plan.  The total number of shares of Stock subject to grants under the 2006 Plan may not exceed 919,500.  One grant of 20,000 shares was issued in the first six months of fiscal 2007.  During fiscal 2006, option grants covering 25,000 shares were issued to our outside directors with a vesting period of one year and an option grant covering 12,500 shares was issued to an employee with vesting similar to the vesting described above under the 1995 Plan.    There were 90,000 shares of restricted stock issued under the 2006 Plan.

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

A five-for-four stock split was announced by our Board on June 6, 2006.  In keeping with historical practices, we have adjusted the number of shares and the option prices to equitably adjust all outstanding stock options.  Under FAS 123-R, the equitable adjustment of outstanding options to reflect a change in capitalization (such as a stock split) may require the recognition of incremental compensation expense if the adjustment is not determined to have been required by the actual terms of the equity incentive plan.  The Oil-Dri Corporation of America Outside Director Stock Plan and the Oil-Dri Corporation of America 1995 Long Term Incentive Plan may be deemed to have been discretionary, rather than required by the actual terms of these plans.  We therefore recognized approximately $105,000 and $247,000 additional stock based compensation expense relating to the modification in the second quarter and the first six months of fiscal 2007, respectively.

The fair value of the fiscal 2006 stock options was estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used during the full fiscal 2006 were:  volatility, 23.5%; risk free interest rate, 4.9%; expected life, 5.4 years; dividend rate, 2.5%.  The assumptions used for the fiscal 2007 stock options granted through January 31, 2007 were: volatility, 22.4%; risk free interest rate, 4.6%; expected life, 5.0 years; dividend rate, 2.8%.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected life (estimated period of time outstanding) of the options granted was estimated by reference to the vesting schedule, historical and future expected exercise behavior of employees and comparison with other reporting companies.  Expected volatility was based on historical volatility for a period of five years, ending the day of grant, and calculated on a daily basis.  The dividend rate is based on the actual dividend and share price on the grant date.

Changes in our stock options as of January 31, 2007 were as follows:

	(shares in thousands)

	Number of Options	Weighted Average Exercise Price

Options outstanding, July 31, 2006	926	$8.60
Granted	20	17.00
Exercised	(55)	8.95
Cancelled	(24)	6.93

Options outstanding, January 31, 2007	867	$8.81

Options exercisable, January 31, 2007	502	$8.37

The weighted average remaining contractual term was 5.2 years for all stock options outstanding and 4.2 years for options exercisable as of January 31, 2007.  The total intrinsic value was approximately $6,558,000 for stock options outstanding and $4,010,000 for stock options exercisable as of January 31, 2007.  The total intrinsic value for stock options exercised during the first six months of fiscal 2007 was $382,000.

The amount of cash received from the exercise of stock options was $496,000 and the related tax benefit was $133,000 for the six months ending January 31, 2007.

Restricted Stock

Our 1995 Plan and 2006 Plan both provide for grants of restricted stock.  The vesting schedule under the 1995 Plan has varied, but has generally been three years or less.  Under the 2006 Plan, the grants issued so far have vesting periods between three and five years.

Included in our stock-based compensation expense in the first six months of fiscal 2007 is a portion of the cost related to the unvested restricted stock granted in fiscal 2005 and the 90,000 shares of restricted stock granted in fiscal 2006.  No shares of restricted stock were granted in the first six months of fiscal 2007.

Changes in our restricted stock as of January 31, 2007 were as follows:

	(shares in thousands)

	Restricted Shares	Weighted Average Grant Date Fair Value

Unvested restricted stock at July 31, 2006	95	$15.37
Vested	18	$15.37

Unvested restricted stock at January 31, 2007	77	$15.37

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

OVERVIEW

We develop, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other sorbent materials. Our principal products include cat litter, industrial and automotive floor absorbents, fluid purification and filtration bleaching clays, agricultural chemical carriers and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end customer and those who use our products as part of their production process or use them as an ingredient in their final finished product.  We have organized our management group in order to best support our customers’ needs. As a result, we have two reportable segments, the Retail and Wholesale Products Group and the Business to Business Products Group.

On January 31, 2007, our market capitalization met the threshold required to become an accelerated filer.  Consequently, as of the end of fiscal 2007, the due dates for our Form 10-K and subsequent Form 10-Q filings will be accelerated.  In addition, we will be required to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 in our next Form 10-K.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2007 COMPARED TO SIX MONTHS ENDED JANUARY 31, 2006

Consolidated net sales for the six months ended January 31, 2007 were $105,002,000, an increase of 3.2% from net sales of $101,752,000 in the first six months of fiscal 2006.  Net income for the first six months of fiscal 2007 was $3,610,000, an increase of 24.7% from net income of $2,895,000 in the first six months of fiscal 2006.  Diluted income per share for the first six months of fiscal 2007 was $0.52 versus $0.40 diluted net income per share for the first six months of fiscal 2006.

Net income for the first six months of fiscal 2007 was positively impacted by an increase in operating income in the Retail and Wholesale Products Group.  A 6.9% increase in net sales for the Group, driven by price increases and reduced trade spending, contributed to the higher net income.  Net income was negatively impacted by a decline in agricultural carrier sales in the Business to Business Products Group.  Costs of materials, packaging and freight continue to increase for both groups; however, these costs are generally increasing at a slower rate than in fiscal 2006.  Price increases, energy surcharges and internal cost reduction programs implemented in prior years were continued in the first six months of fiscal 2007 to address ongoing increases in costs incurred in producing our products.  The positive results for the first six months of fiscal 2007 reflect the impact of these efforts, and continued to improve our margins after the declines experienced over the past couple of years.

Net sales of the Business to Business Products Group for the first six months of fiscal 2007 were $33,782,000, a decrease of $1,327,000 from net sales of $35,109,000 in the first six months of fiscal 2006.  The sales decline was driven by agricultural carriers and animal health and nutrition products.  Agricultural carrier sales decreased 20.6% due to 27.8% lower volume as genetically modified seed continued to erode the market.  The decrease in agricultural carrier production reduced the availability of the Group’s Flo-Fre product line resulting in an 8.7% sales decline.  Animal health and nutrition products sales declined 15.9% primarily due to the discontinued production of our Poultry Guard product during the second quarter of fiscal 2007; however, the termination of this product did not have a material impact on net income.  Partially offsetting these declines was a 5.2% increase in bleaching clay sales due to a higher selling price, higher volume and product mix.

The Business to Business Products Group’s segment income decreased 13.1% from $7,188,000 in the first six months of fiscal 2006 to $6,249,000 in the first six months of fiscal 2007.  Although prices were higher in the first six months of fiscal 2007, the price increases did not overcome the lower volumes and cost increases.  Overall volume for the Group was down 9.6%.  Costs increased throughout fiscal 2006 and continued to increase in the first six months of fiscal 2007.  Material and freight costs were 7.4% and 5.7% higher, respectively, in the first six months of fiscal 2007 compared to the same period in fiscal 2006.  Packaging costs were held to a 0.5% increase in part due to concerted procurement efforts to reduce costs.

Net sales of the Retail and Wholesale Products Group for the first six months of fiscal 2007 were $71,220,000, an increase of $4,577,000 from net sales of $66,643,000 reported in the first six months of fiscal 2006.  Both private label and branded cat litter sales drove the sales increase.  Private label cat litter sales were up 15.7% compared to the first six months of fiscal 2006.  Private label sales were up due to price and volume increases.  The volume increase was due to both new distribution and new product offerings.  Sales of branded cat litter increased 5.8% compared to the first six months of fiscal 2006.  Branded scoopable litter products drove the sales growth with an 11.9% increase due to price increases, higher volume and reduced trade spending.  The higher volume followed the market trend toward scoopable products.  Our clay-based floor absorbent net sales increased 3.3% due to increased prices which overcame a decline in volume.  Net sales of synthetic-based industrial absorbents increased 10.7% due to both higher selling prices and volumes.

The Retail and Wholesale Products Group’s segment income increased 105.5% from $3,937,000 in the first six months of fiscal 2006 to $8,089,000 in the first six months of fiscal 2007.  Price increases and reduced trade spending overcame higher costs.  Material costs were 10% higher compared to the first six months of fiscal 2006.  Packaging and freight cost increases were held to relatively low levels of 3.2% and 1.8%, respectively, due to company-wide initiatives to manage costs.

Consolidated gross profit as a percentage of net sales for the first six months of fiscal 2007 increased to 21.1% from 18.7% in the first six months of fiscal 2006.  Price increases were implemented in an attempt to recover margin declines experienced over the past couple of years due to cost increases in materials, packaging and freight.  Further contributing to the improved gross profit is a 9.9% decrease in the cost of fuel used in the manufacturing process in the first six months of fiscal 2007 compared to the first six months of fiscal 2006.  However, non-fuel manufacturing costs rose 8.9%, which had a negative impact on gross profit.  Non-fuel manufacturing costs increased for repairs, labor and other raw materials.

Operating expenses as a percentage of net sales for the first six months of fiscal 2007 increased to 16.0% compared to the 14.3% for the first six months of fiscal 2006.  Operating expenses in fiscal 2007 included a $189,000 impairment charge for equipment related to technology we are no longer actively pursuing.  Excluding the fiscal 2007 impairment charge and the fiscal 2006 gain on long-lived assets, operating expenses as a percentage of net sales for the first six months of fiscal 2007 would have been 15.8% of net sales compared to 14.7% for the first six months of fiscal 2006.  The increase in year-to-date fiscal 2007 operating expenses was primarily due to an increase in the fiscal 2007 estimated discretionary incentive bonus accrual, accrued audit and stock-based compensation expense.

Interest expense was up $289,000 for the first six months of fiscal 2007 as compared to the same period in fiscal 2006 due to the new debt issuance on December 16, 2005.  Interest income increased $281,000 from the first six months of fiscal 2006 due to increased market rates and increased investment balances.

Our effective tax rate was 26.7% of pre-tax income in the first six months of fiscal 2007, which was similar to the tax rate in the first six months of fiscal 2006.

Total assets increased $988,000 or 0.7% during the first six months of fiscal 2007.  Current assets increased $905,000 or 1.2% from fiscal 2006 year-end balances, primarily due an increase in cash and cash equivalents, accounts receivable and prepaid expenses.  The changes in cash and cash equivalents and investments are described in Liquidity and Capital Resources.  Accounts receivable increased due to higher sales in the second quarter of fiscal 2007 versus the fourth quarter of fiscal 2006.  The increase in other prepaid expenses was due to timing of insurance premium payments.  These increases were offset by decreases in prepaid overburden removal, inventories and investments.  Prepaid overburden removal decreased due to the $1,686,000 pre-tax write-off described in Note 8 of the notes to the unaudited consolidated financial statements.  Inventories decreased due to a concerted effort to reduce packaging inventory levels, lower fuel inventory and cost reduction initiatives.

Property, plant and equipment, net of accumulated depreciation, increased $20,000 during the first six months of fiscal 2007.  The $189,000 impairment charge described above reduced machinery and equipment during the first six months of fiscal 2007.

Total liabilities decreased $1,011,000 during the first six months of fiscal 2007.  Current liabilities decreased $1,503,000 or 5.5% during the first six months of fiscal 2007.  The decrease in current liabilities was mostly driven by a decrease in accounts payable, accrued trade spending and other accrued expenses.  The decrease in accounts payable is due to normal timing of payments.  Accrued trade spending decreased due to timing and reduced promotions.  Other accrued expenses decreased due to lower packaging and fuel inventories and timing of real estate tax payments.  Partially offsetting these decreases in current liabilities was an increase in accrued audit expense and accrued salaries.  The audit expense accrual is higher due to additional expense to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 now that we have met the accelerated filer market capitalization threshold.  Accrued salaries are up due to a higher fiscal 2007 estimated discretionary bonus accrual.  Non-current liabilities increased $492,000 or 1.3% due to normal pension accruals.

THREE MONTHS ENDED JANUARY 31, 2007 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2006

Consolidated net sales for the three months ended January 31, 2007 were $52,873,000, a decrease of 2.0% from net sales of $53,963,000 in the second quarter of fiscal 2006.  Net income for the second quarter of fiscal 2007 was $1,963,000, an increase of 5.1% from net income of $1,867,000 in the second quarter of fiscal 2006.  Diluted income per share for the second quarter of fiscal 2007 was $0.28 versus $0.26 diluted net income per share for the second quarter of fiscal 2006.

Net income for the second quarter of fiscal 2007 was positively impacted by price increases and the results of efforts to manage costs in both the Business to Business and Retail and Wholesale Products Groups.  The price increases in the Retail and Wholesale Products Group overcame a decline in volume and contributed to overall profitability.  Price increases in the Business to Business Products Group were not sufficient to offset the decline in volume.  For both Groups, the costs of materials, packaging and freight are higher than for the second quarter of fiscal 2006, however costs are increasing at a lower rate due to procurement efforts to manage costs of purchased items.

Net sales of the Business to Business Products Group for the second quarter of fiscal 2007 were $16,897,000, a decrease of $1,401,000 from net sales of $18,298,000 in the second quarter of fiscal 2006.  Sales declines were experienced by agricultural carriers, animal health and nutrition products and bleaching clay products.  Agricultural carrier sales decreased 17.0% due to 21.9% lower volume.  The decline reflects the continued market erosion due to growth of genetically modified seed use.  The decrease in agricultural carrier production reduced the availability of the Group’s Flo-Fre product line resulting in a 15.4% sales decline for the quarter.  Animal health and nutrition products sales declined 29.1% primarily due to the discontinued production of our Poultry Guard product during the second quarter of fiscal 2007; however the termination of this product did not have a material impact on net income.  Bleaching clay sales decreased 5.3% due to 6.8% lower volume as a result of increased global competition.

The Business to Business Products Group’s segment income decreased 31.4% from $4,157,000 in the second quarter of fiscal 2006 to $2,851,000 in the second quarter of fiscal 2007.  Our net selling price was higher in the second quarter of fiscal 2007 versus the second quarter of fiscal 2006 for most products in the Group, however these price increases did not overcome the lower volumes and cost increases.  Overall volume for the Group was down 11.9%.  Material, packaging and freight costs were a combined 8.5% higher in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006.  Costs increased throughout fiscal 2006 and these costs remain high in the second quarter of fiscal 2007.    However, fuel costs are slightly lower in the second quarter of fiscal 2007 versus the second quarter of fiscal 2006.  We are also experiencing the benefits of internal cost reduction programs.

Net sales of the Retail and Wholesale Products Group for the second quarter of fiscal 2007 were $35,976,000, an increase of $311,000 from net sales of $35,665,000 reported in the second quarter of fiscal 2006.  Net sales of private label cat litter increased 9.8% due to price increases and introduction of a new product.  Volume levels were similar to the second quarter of fiscal 2006.  Net sales of synthetic-based industrial absorbents increased due to price increases and 12.9% higher volume due to a new product introduction.  Partially offsetting these increases was a 3.2% decrease in net sales of branded litter products.  Volume of branded litter sales is down for the second quarter of fiscal 2007 compared to the same period in fiscal 2006.  The higher volumes in the second quarter of fiscal 2006 reflected additional promotional offerings.

The Retail and Wholesale Products Group’s segment income increased 98.8% from $2,284,000 in the second quarter of fiscal 2006 to $4,540,000 in the second quarter of fiscal 2007.  Price increases and reduced trade spending overcame increased costs.  Material, packaging and freight costs increased a combined 4.2% in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006.  However, similar to the Business to Business Products Group, fuel costs are slightly lower and we are benefiting from internal cost reduction programs.

Consolidated gross profit as a percentage of net sales for the second quarter of fiscal 2007 increased to 21.7% from 19.6% in the second quarter of fiscal 2006.  Price increases were implemented during fiscal 2006 and in the second quarter of fiscal 2007 to recover margin declines experienced over the past couple of years due to cost increases in materials, packaging and freight.  Further contributing to the improved gross profit is a 2.2% decrease in the cost of fuel used in the manufacturing process in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006.  However, non-fuel manufacturing costs rose 11.6%, which had a negative impact on gross profit.  Non-fuel manufacturing costs increased for repairs, labor and other raw materials.

Operating expenses as a percentage of net sales for the second quarter of fiscal 2007 increased to 16.4% compared to the 14.3% for the second quarter of fiscal 2006.   The increase in operating expenses was primarily due to an increase in the fiscal 2007 estimated discretionary incentive bonus accrual, accrued audit and stock-based compensation expense.

Interest expense was up $102,000 for the second quarter of fiscal 2007 as compared to the same period in fiscal 2006 due to the new debt issuance on December 16, 2005.  Interest income increased $132,000 compared to the second quarter of fiscal 2006 due to increases in the market rates and increases in investment balances.

Our effective tax rate was 26.8% of pre-tax income in the second quarter of fiscal 2007, which was similar to the tax rate in the second quarter of fiscal 2006.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first six months of fiscal 2007 were $8,510,000 or 8.1% of total Company sales.  This represents an increase of 4.2% from the first six months of fiscal 2006, in which foreign subsidiary sales were $8,165,000 or 8.0% of total Company sales.  The increase in net sales was seen in our Canadian operations, while the United Kingdom net sales were flat with the comparable period in fiscal 2006.  Canadian sales were up due to higher selling prices and a stronger Canadian dollar compared to the U.S. dollar.  For the first six months of fiscal 2007, the foreign subsidiaries reported net income of $309,000, an increase of $214,000 from the $95,000 net income reported in the first six months of fiscal 2006.  Higher prices and lower labor, fuel and material costs contributed to the improved net income.

Identifiable assets of our foreign subsidiaries as of January 31, 2007 were $9,528,000 compared to $13,062,000 as of January 31, 2006.   The decrease was driven by reduced cash and investments due to the repatriation of previously untaxed earnings from our Swiss subsidiary during fiscal 2006, as described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended July 31, 2006.

Net sales by our foreign subsidiaries during the second quarter of fiscal 2007 were $4,212,000 or 8.0% of total Company sales.  This represents an increase of 3.3% from the second quarter of fiscal 2006, in which foreign subsidiary sales were $4,078,000 or 7.6% of total Company sales.  For the second quarter of fiscal 2007, the foreign subsidiaries reported net income of $338,000, an increase of $485,000 from the net loss of $147,000 reported in the second quarter of fiscal 2006.  The reasons for the improved net income for the quarter are the same as described above for the first six months.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, the purchasing and upgrading of real estate, equipment and facilities, and investing in infrastructure and potential acquisitions.  We principally have used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements.  Cash and cash equivalents increased $2,965,000 during the first six months of fiscal 2007 to $9,572,000 at January 31, 2007.

The following table sets forth certain elements of our Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended

	January 31, 2007	January 31, 2006

Net cash provided by operating activities	$7,113	$455
Net cash used in investing activities	(3,220)	(12,518)
Net cash (used in) provided by financing activities	(971)	13,236
Effect of exchange rate changes on cash and cash equivalents	43	(245)
Net increase in cash and cash equivalents	2,965	928

Net cash provided by operating activities

Net cash provided by operations was $7,113,000 for the six months ended January 31, 2007 compared to $455,000 for the six months ended January 31, 2006.  The increase was due primarily to an increase in net income and non-cash charges.  For the first six months of fiscal years 2007 and 2006, the primary components of working capital that impacted operating cash flows were as follows:

Accounts receivable, less allowance for doubtful accounts, increased by $1,010,000 in the first six months of fiscal 2007 versus an increase of $4,711,000 in the first six months of fiscal 2006.  Higher sales in the second quarter of fiscal 2007 versus the fourth quarter of fiscal 2006 resulted in higher accounts receivable as of January 31, 2007, however a focus on improved collection procedures kept the increase to a moderate level.  The increase in accounts receivable for the first six months of fiscal 2006 was due to an increase in sales in the second quarter of fiscal 2006 versus sales for the fourth quarter of fiscal 2005.

Inventories decreased $1,268,000 in the first six months of fiscal 2007 versus an increase of $2,758,000 in the same period in fiscal 2006.  Inventories decreased in the first six months of fiscal 2007 due to a concerted effort to reduce packaging inventory levels, lower fuel inventory and procurement cost reduction initiatives.  The increase in the first six months of fiscal 2006 was due to higher costs of materials, anticipated new business and normal seasonality

As described in Note 8 of the notes to the unaudited consolidated financial statements, we wrote off the August 1, 2006 balance of our prepaid overburden removal expense account to opening retained earnings.  Beginning in fiscal 2007, production stripping costs will be treated as a variable inventory production cost and are included in cost of sales in the period they are incurred.  Prepaid overburden removal expense increased $129,000 in the first quarter of fiscal 2006, under the prior accounting principle, due to different amounts of non-usable material that needed to be removed from the various sites.

Other prepaid expenses increased $454,000 in the first six months of fiscal 2007 versus an increase of $1,023,000 in the first six months of fiscal 2006.  The smaller increase in fiscal 2007 was due to timing of payments of insurance premium payments and a decline in prepaid operating expenses.

Accounts payable decreased $968,000 in the first six months of fiscal 2007 versus an increase of $1,030,000 in the same period in fiscal 2006.  These changes were due to timing of payments and decreased costs.

Accrued expenses decreased $95,000 in the first six months of fiscal 2007 versus an increase of $1,283,000 in the first six months of fiscal 2006.  In the first six months of fiscal 2007, accrued trade spending decreased due to timing and reduction of promotional activities.  Other accrued expenses decreased due to lower packaging and fuel inventories and timing of real estate tax payments.  These decreases were partially offset by a higher audit expense accrual and an increase in accrued salaries.  The audit expense accrual is higher due to additional expense to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 now that we have met the accelerated filer market capitalization threshold.  Accrued salaries are up due to a higher estimated fiscal 2007 discretionary bonus accrual.   In the first six months of fiscal 2006, accrued expenses increased for trade spending, freight and operating expense accruals due to timing of payments, timing of promotions and increased costs.

Net cash used in investing activities

Cash used in investing activities was $3,220,000 in the first six months of fiscal 2007 compared to $12,518,000 in the first six months of fiscal 2006.  In the first six months of fiscal 2007, cash used for capital expenditures was $4,098,000 versus $4,624,000 in the same period of fiscal 2006.  During the first six months of fiscal 2007, net dispositions of investment securities were $848,000 compared to net purchases of investments of $8,894,000 in same period of fiscal 2006 due to the investment of new debt proceeds received in the second quarter of fiscal 2006.  Cash proceeds from the sale of property, plant and equipment were $30,000 in the first six months of fiscal 2007 versus $1,000,000 in the first six months of fiscal 2006.

Net cash (used in) provided by financing activities

Cash used in financing activities was $971,000 in the first six months of fiscal 2007 compared to cash provided by financing activities of $13,236,000 in the first six months of fiscal 2006.  Proceeds from issuance of new debt in the first six months of fiscal 2006 provided $15,000,000 cash.  There were no new debt proceeds in the first six months of fiscal 2007.  Higher stock options exercise activity in the first six months of fiscal 2006 provided $621,000 from the issuance of common stock compared to $496,000 for the same period in fiscal 2007.  Conversely, no treasury stock was purchased in the first six months of fiscal 2007 compared to $1,826,000 repurchased in the same period of fiscal 2006.  Also, cash used for dividend payments was $1,509,000 in the six months of fiscal 2007 due to a dividend increase versus $1,165,000 paid in the first six months of fiscal 2006.

Other

Total cash and investment balances held by our foreign subsidiaries at January 31, 2007 and 2006 were $848,000 and $4,069,000, respectively. Certain investments held by our foreign subsidiaries were liquidated in fiscal 2006 to facilitate the repatriation of previously untaxed foreign earnings and profits as described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended July 31, 2006.

As part of our normal course of business, we guarantee certain debts and trade payables of our wholly owned subsidiaries.  These arrangements are made at the request of the subsidiaries’ creditors because separate financial statements are not distributed for the wholly owned subsidiaries.  As of January 31, 2007, the value of these guarantees was $224,000 of lease liabilities and $2,500,000 of long-term debt.

On January 27, 2006, we entered into a new $15,000,000 unsecured revolving credit agreement with Harris N.A. that is effective until January 27, 2009.  The credit agreement provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris N.A.  At January 31, 2007, the variable rates would have been 8.3% for the Harris’ prime-based rate or 6.3% for the LIBOR-based rate.  At January 31, 2006, the variable rates would have been 7.5% for the Harris’ prime-based rate or 5.4% for the LIBOR-based rate.  The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to dispose of assets.  The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth.  As of January 31, 2007 and 2006, we had $15,000,000 available under this credit facility and we were in compliance with its covenants.

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

Our capital requirements are subject to change as business conditions warrant and opportunities arise.  The tables in the following subsection summarize our contractual obligations and commercial commitments at January 31, 2007 for the timeframes indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The table listed below depicts our Contractual Obligations and Commercial Commitments at January 31, 2007 for the timeframes listed:

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Long-Term Debt	$35,160,000	$4,080,000	$9,780,000	$8,600,000	$12,700,000
Interest on Long-Term Debt	8,801,000	2,026,000	3,110,000	2,190,000	1,475,000
Operating Leases	11,938,000	2,806,000	2,549,000	1,843,000	4,740,000
Unconditional Purchase Obligations	3,618,000	3,618,000	—	—	—

Total Contractual Cash Obligations	$59,517,000	$12,530,000	$15,439,000	$12,633,000	$18,915,000

We are not required to make a contribution to our defined benefit pension plan in fiscal 2007.  We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions.

The unconditional purchase obligations represent forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2007.  As of January 31, 2007, the remaining purchase obligation for fiscal 2007 contracts was $3,618,000 for 390,000 MMBtu.  These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Standby Letters of Credit	$267,000	$267,000	$—	$—	$—
Other Commercial Commitments	15,374,000	15,374,000	—	—	—

Total Commercial Commitments	$15,641,000	$15,641,000	$—	$—	$—

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

See the information concerning our critical accounting policies included under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q.  For additional information on our adoption of SFAS No. 123(R) and EITF Issue 04-06, see Note 7, Stock-Based Compensation, and Note 8, Change in Accounting for Stripping Costs Incurred during Production, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments.  We had two interest rate swap agreements as of January 31, 2007.  We believe that the market risk arising from holding our financial instruments is not material.

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

The table below provides information about our natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2007.  The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on February 16, 2007.

Commodity Price Sensitivity
Natural Gas Future Contracts
For the Year Ending July 31, 2007

	Expected 2007 Maturity	Fair Value

Natural Gas Future Volumes (MMBtu)	1,030,000	—
Weighted Average Price (Per MMBtu)	$8.28	—
Contract Amount ($U.S., in thousands)	$8,527.6	$6,985.0

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Items 1, 2, 3 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 1A.  RISK FACTORS

For information regarding Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended July 31, 2006.  There have been no material changes in risk factors since July 31, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 5, 2006, we held our 2006 Annual Meeting of Stockholders for the purpose of considering and voting on three matters, summarized below.

1.	Election of Directors

The following schedule sets forth the results of the vote to elect eight directors.  As of the record date of the meeting a total of 6,765,255 shares of Common Stock and Class B Stock were eligible to cast a total of 23,953,428 votes.  At the meeting, shares representing a total of 22,976,812 votes were present in person or by proxy.

Director	Votes For

J. Steven Cole	22,885,041
Arnold W. Donald	22,912,366
Daniel S. Jaffee	21,471,966
Richard M. Jaffee	21,476,479
Joseph C. Miller	21,410,194
Michael A. Nemeroff	21,475,970
Allan H. Selig	22,858,462
Paul E. Suckow	22,922,062

2.	Approval of the 2006 Long-Term Incentive Plan

Our 2006 Long-Term Incentive Plan was approved by receiving 21,323,437 votes of a total of 23,953,428 eligible votes.

3.	Ratification of Independent Registered Public Accounting Firm

Our Audit Committee’s selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending July 31, 2007 was ratified by receiving 22,928,840 votes of a total 23,953,428 eligible votes.

ITEM 6.  EXHIBITS

          (a)     EXHIBITS:

Exhibit No.	Description	SEC Document Reference

3.1	By-Laws of Oil-Dri Corporation of America, as Amended and Restated on December 5, 2006.	Incorporated by reference to Exhibit 3.1 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

3.2	By-Laws of Oil-Dri Corporation of America, as Amended and Restated on December 5, 2006 and Marked to Show Changes from Former By-Laws.	Incorporated by reference to Exhibit 3.1 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.1*	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.2*	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Employee Stock Option Agreement for Common Stock.	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.3*	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Employee Stock Option Agreement for Class B Stock.	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.4*	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Director Stock Option Agreement for Common Stock.	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.5*	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.6*	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Restricted Stock Agreement for Common Stock.	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.7*	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Restricted Stock Agreement for Class B Stock.	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

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

Dated: March 9, 2007

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