Form 10-Q
period 2007-04-30
OIL DRI CORP OF AMERICA
filed 2007-06-07
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended April 30, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from _____________ to ______________

Commission File Number 0-8675

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

The Registrant's telephone number, including area code: (312) 321-1515

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.
Yes	√	No	_____

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	Accelerated filer	Non-accelerated filer	√

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	_____	No	√

The aggregate market value of the Registrant’s Common Stock owned by non-affiliates as of January 31, 2007 for accelerated filer purposes was $79,036,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Common Stock - 4,961,354 Shares
Class B Stock - 1,909,797 Shares

CONTENTS
		Page
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements	3 - 16

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	17 -23

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4:	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1A:	Risk Factors	26

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6:	Exhibits	27

Signatures		28

Exhibits		29

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

ASSETS	April 30, 2007	July 31, 2006

Current Assets
Cash and cash equivalents	$10,061	$6,607
Investment in treasury securities	14,800	19,248
Accounts receivable, less allowance of $559 and
$567 at April 30, 2007 and July 31, 2006, respectively	27,362	26,115
Inventories	14,724	15,697
Prepaid overburden removal expense	--	1,686
Deferred income taxes	1,722	1,722
Prepaid expenses and other assets	4,880	4,627
Total Current Assets	73,549	75,702

Property, Plant and Equipment
Cost	151,301	158,789
Less accumulated depreciation and amortization	(99,130)	(107,496)
Total Property, Plant and Equipment, Net	52,171	51,293

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of
$327 and $308 at April 30, 2007 and July 31, 2006, respectively	786	780
Debt issuance costs, net of accumulated amortization
of $432 and $393 at April 30, 2007 and July 31, 2006, respectively	431	444
Licensing agreements, net of accumulated amortization of
$2,707 and $2,558 at April 30, 2007 and July 31, 2006, respectively	732	881
Deferred income taxes	1,443	1,151
Other	4,272	4,134
Total Other Assets	12,826	12,552

Total Assets	$138,546	$139,547

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	April 30, 2007	July 31, 2006

Current Liabilities
Current maturities of notes payable	$4,080	$4,080
Accounts payable	5,309	7,596
Dividends payable	763	754
Accrued expenses:
Salaries, wages and commissions	5,623	3,492
Trade promotions and advertising	2,702	3,522
Freight	1,742	1,377
Other	5,490	6,292
Total Current Liabilities	25,709	27,113

Noncurrent Liabilities
Notes payable	27,080	31,160
Deferred compensation	4,392	4,093
Other	3,842	3,945
Total Noncurrent Liabilities	35,314	39,198

Total Liabilities	61,023	66,311

Stockholders’ Equity
Common Stock, par value $.10 per share, issued
7,259,881 shares at April 30, 2007 and 7,158,158 shares at July 31, 2006	726	716
Class B Stock, par value $.10 per share, issued
2,234,538 shares at April 30, 2007 and 2,234,544 shares at July 31, 2006	223	223
Unrealized gain on marketable securities	49	46
Additional paid-in capital	19,824	18,072
Retained earnings	99,414	97,390
Restricted unearned stock compensation	(1,074)	(1,308)
Cumulative translation adjustment	354	179
	119,516	115,318
Less Treasury Stock, at cost (2,298,527 Common and 324,741
Class B shares at April 30, 2007 and 2,304,103 Common and
324,741 Class B shares at July 31, 2006)	(41,993)	(42,082)
Total Stockholders’ Equity	77,523	73,236

Total Liabilities & Stockholders’ Equity	$138,546	$139,547

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For The Nine Months Ended April 30
	2007	2006

Net Sales	$157,958	$153,516
Cost of Sales	(124,259)	(124,499)
Gross Profit	33,699	29,017
Gain on Sale of Long-Lived Asset	--	415
Selling, General and Administrative Expenses	(25,327)	(22,400)
Income from Operations	8,372	7,032

Other Income (Expense)
Interest expense	(1,851)	(1,608)
Interest income	1,051	743
Other, net	328	171
Total Other Expense, Net	(472)	(694)

Income Before Income Taxes	7,900	6,338
Income taxes	(2,291)	(2,220)
Net Income	5,609	4,118

Retained Earnings
Balance at beginning of year	97,390	94,891
Cumulative effect of change in accounting principle, net of tax*	(1,235)	--
Cash dividends declared and treasury stock reissuances	(2,350)	(1,986)
Retained Earnings - April 30	$99,414	$97,023

Net Income Per Share
Basic Common	$0.90	$0.65
Basic Class B	$0.66	$0.48
Diluted	$0.80	$0.57

Average Shares Outstanding
Basic Common	4,882	5,014
Basic Class B	1,814	1,823
Diluted	6,980	7,257

* See Note 8 of the notes to the condensed consolidated financial statements for a description of the change
In accounting for stripping costs incurred during production.

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Nine Months Ended April 30
	2007	2006

Net Income	$5,609	$4,118

Other Comprehensive Income:

Unrealized gain on marketable securities	3	20

Cumulative Translation Adjustments	175	490

Total Comprehensive Income	$5,787	$4,628

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For The Three Months Ended April 30
	2007	2006

Net Sales	$52,956	$51,764
Cost of Sales	(41,417)	(41,742)
Gross Profit	11,539	10,022
Selling, General and Administrative Expenses	(8,515)	(7,399)
Income from Operations	3,024	2,623

Other Income (Expense)
Interest expense	(593)	(639)
Interest income	360	333
Other, net	181	69
Total Other Expense, Net	(52)	(237)

Income Before Income Taxes	2,972	2,386
Income taxes	(973)	(1,163)
Net Income	$1,999	$1,223

Net Income Per Share
Basic Common	$0.32	$0.19
Basic Class B	$0.24	$0.14
Diluted	$0.28	$0.17

Average Shares Outstanding
Basic Common	4,925	5,034
Basic Class B	1,822	1,822
Diluted	7,043	7,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Three Months Ended April 30
	2007	2006

Net Income	$1,999	$1,223

Other Comprehensive Income:
Unrealized (loss) gain on marketable securities	(12)	4
Cumulative Translation Adjustments	203	116

Total Comprehensive Income	$2,190	$1,343

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	For The Nine Months Ended April 30
CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006
Net Income	$5,609	$4,118
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,547	5,384
Amortization of investment discount	(672)	(432)
Non-cash stock compensation expense	810	248
Excess tax benefits for share-based payments	(249)	(516)
Deferred income taxes	(96)	8
Provision for bad debts	289	207
Loss (Gain) on the sale of long-lived assets	424	(346)
(Increase) Decrease in:
Accounts receivable	(1,536)	(2,307)
Inventories	973	(3,395)
Prepaid overburden removal expense	--	(133)
Prepaid expenses	(253)	(1,292)
Other assets	44	(40)
Increase (Decrease) in:
Accounts payable	(1,783)	1,089
Accrued expenses	874	127
Deferred compensation	299	195
Other liabilities	(168)	459
Total Adjustments	4,503	(744)
Net Cash Provided by Operating Activities	10,112	3,374

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,616)	(6,464)
Proceeds from sale of property, plant and equipment	53	1,003
Purchases of investments in debt securities	--	(3,302)
Maturities of investments in debt securities	--	3,398
Purchases of treasury securities	(42,580)	(48,803)
Dispositions of treasury securities	47,700	43,654
Net Cash Used in Investing Activities	(1,443)	(10,514)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(4,080)	(3,080)
Proceeds from issuance of note payable	--	15,000
Dividends paid	(2,271)	(1,775)
Purchase of treasury stock	(12)	(4,538)
Proceeds from issuance of treasury stock	31	631
Proceeds from issuance of common stock	937	2,332
Excess tax benefits for share-based payments	249	516
Other, net	97	269
Net Cash (Used in) Provided by Financing Activities	(5,049)	9,355

Effect of exchange rate changes on cash and cash equivalents	(166)	(335)

Net Increase in Cash and Cash Equivalents	3,454	1,880
Cash and Cash Equivalents, Beginning of Year	6,607	5,945
Cash and Cash Equivalents, April 30	$10,061	$7,825

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
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

The condensed consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany transactions are eliminated.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three months and the nine months ended April 30, 2007 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2007.

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

As part of our overall operations, we mine sorbent materials on property that we either own or lease. A significant part of our overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of our production processes. Prior to fiscal 2007, the cost of the overburden removal was recorded in a prepaid expense account and, as the usable sorbent material was mined, the prepaid overburden removal expense was amortized over the estimated available material. As described in Note 8 of the notes to the unaudited condensed consolidated financial statements, as of August 1, 2006 we adopted EITF Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”, which changed our reporting of production stripping costs. Beginning in fiscal year 2007, production stripping costs are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred. We will continue to defer and amortize the pre-production overburden removal costs associated with opening a new mine.

During the normal course of our overburden removal activities we perform on-going reclamation activities. As overburden is removed from a pit, it is hauled to a previously mined pit and used to refill the older site. This process allows us to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing the liability for the reclamation function.

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral patents, including legal fees and drilling expenses, are also capitalized. Pre-production development costs on new mines and any prepaid royalties that can be offset against future royalties due upon extraction of the mineral are also capitalized. All exploration related costs are expensed as incurred.

On June 6, 2006, the Board announced a five-for-four stock split, to be effected by a stock dividend of one-quarter share for each outstanding share of Common Stock and Class B Stock. The stock dividend was paid on September 8, 2006 to stockholders of record at the close of business on August 4, 2006. The Board also elected to maintain the per share dividend rates at $0.12 per share of outstanding Common Stock and $0.09 per share of outstanding Class B Stock, effectively increasing the dividend payout by approximately 25%. All shares outstanding, earnings per share numbers and balance sheet values have been restated to reflect the stock split.

2. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	April 30,	July 31,
	2007	2006

Finished goods	$8,498	$8,408
Packaging	2,934	3,688
Other	3,292	3,601
	$14,724	$15,697

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at April 30, 2007 and July 31, 2006 were $178,000 and $307,000, respectively.

3. PENSION AND OTHER POST RETIREMENT BENEFITS

The components of net periodic pension benefits cost of our sponsored defined benefit plans were as follows:

	PENSION PLANS

	Three Months Ended		Nine Months Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Components of net periodic pension benefit cost	(dollars in thousands)		(dollars in thousands)

Service cost	$198	$244	$603	$732
Interest cost	270	255	815	764
Expected return on plan assets	(301)	(274)	(903)	(821)
Net amortization	6	32	18	97
	$173	$257	$533	$772

Assumptions used in the previous calculations are as follows:

	PENSION PLAN KEY ASSUMPTIONS
	Three and Nine Months Ended
	April 30, 2007	April 30, 2006
Discount rate for net periodic pension benefit cost	6.25%	5.25%
Long-term expected rate of return on assets	8.00%	8.00%
Rate of increase in compensation levels	4.00%	4.00%
Measurement date	7/31/2006	7/31/2005
Census date	8/1/2006	8/1/2005

We have funded the plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974, as amended. We made a contribution to our pension plan during the third quarter of fiscal 2007 of $780,000.

	POST RETIREMENT HEALTH BENEFITS

	Three Months Ended		Nine Months Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Components of net periodic postretirement benefit cost	(dollars in thousands)		(dollars in thousands)

Service cost	$16	$18	$48	$54
Interest cost	16	14	48	42
Amortization of net transition obligation	4	4	12	12
Net actuarial loss	1	2	3	9
Recognized actuarial loss	$37	$38	$111	$117

Assumptions used in the previous calculations are as follows:

	POST RETIREMENT HEALTH BENEFITS KEY ASSUMPTIONS
	Three and Nine Months Ended
	April 30, 2007	April 30, 2006
Discount rate for net periodic postretirement benefit cost	6.25%	5.25%
Medical trend	6.00%	6.00%
Measurement date	7/31/2006	7/31/2005
Census date	8/1/2006	8/1/2005

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The Statement also establishes presentation and disclosure requirements relating to items measured at fair value. The provisions of this Statement are to be applied prospectively and are effective at the beginning of our fiscal year ending July 31, 2009. We are currently evaluating the impact of adoption of SFAS No. 159 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans”. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in the statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in the funded status should be recognized in other comprehensive income. This recognition provision and the related disclosures are effective as of our fiscal year ending July 31, 2007 and will be applied prospectively. Had SFAS No. 158 been effective as of July 31, 2006, we would have recorded an increase of approximately $235,000 to net pension liabilities and approximately $319,000 to other postretirement benefits liabilities and a total reduction of accumulated other comprehensive income within equity of approximately $343,000, net of income tax effects. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, which is the date we have used historically. We are continuing to review the impact this pronouncement will have on our consolidated financial statements.

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

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The pronouncement provides a recognition threshold and measurement guidance for the financial statement recognition of a tax position taken or expected to be taken in a tax return. We expect to implement FIN No. 48 for our fiscal year ending July 31, 2008. We are currently reviewing this pronouncement, but we believe it will not have a material impact on our consolidated financial statements.

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

Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations as follows:

	Assets
	April 30,	July 31,
	2007	2006

	(in thousands)
Business to Business Products	$36,989	$36,358
Retail and Wholesale Products	60,332	59,836
Unallocated Assets	41,225	43,353
Total Assets	$138,546	$139,547

	Nine Months Ended April 30,
	Net Sales		Income
	2007	2006	2007	2006
	(in thousands)
Business to Business Products	$53,059	$54,266	$10,456	$11,483
Retail and Wholesale Products	104,899	99,250	11,598	5,738
Total Sales/Operating Income	$157,958	$153,516	22,054	17,221
Gain on sale of long-lived Assets (1)			---	415
Less:
Corporate Expenses			13,354	10,433
Interest Expense, net of
Interest Income			800	865
Income before Income Taxes			7,900	6,338
Income Taxes			(2,291)	(2,220)
Net Income			$5,609	$4,118

Three Months Ended April 30,
Net Sales		Income
2007	2006	2007	2006
(in thousands)
Business to Business Products	$19,277	$19,157	$4,207	$4,295
Retail and Wholesale Products	33,679	32,607	3,509	1,801
Total Sales/Operating Income	$52,956	$51,764	7,716	6,096
Less:
Corporate Expenses			4,511	3,404
Interest Expense, net of
Interest Income			233	306
Income before Income Taxes			2,972	2,386
Income Taxes			(973)	(1,163)
Net Income			$1,999	$1,223

(1) See Note 6 for a discussion of the sale of water rights.

6. SALE OF WATER RIGHTS

On September 16, 2005, in the first quarter of fiscal 2006, we recorded a $415,000 pre-tax gain from the sale of certain water rights in Nevada. These water rights were geographically located in an area that we were not actively planning to develop.

7. STOCK-BASED COMPENSATION

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”) in the first quarter of fiscal 2006. In accordance with this pronouncement, we record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The stock-based compensation expense in the first nine months of fiscal years 2007 and 2006 is the cost related to the unvested portion of grants issued after August 1, 2000 and grants issued after July 31, 2005. The stock options granted before August 1, 2000 were fully vested as of the beginning of fiscal 2006.

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

On March 14, 2006, our Board of Directors unanimously approved adoption of the Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”). The 2006 Plan was approved by our stockholders at our annual meeting on December 5, 2006. The 2006 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards.  Our employees and non-employee directors are eligible to receive grants under the 2006 Plan.  The total number of shares of Stock subject to grants under the 2006 Plan may not exceed 919,500. One grant of 20,000 shares was issued in the first nine months of fiscal 2007. During fiscal 2006, option grants covering 25,000 shares were issued to our outside directors with a vesting period of one year and an option grant covering 12,500 shares was issued to an employee with vesting similar to the vesting described above under the 1995 Plan. There were 90,000 shares of restricted stock issued under the 2006 Plan.

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to our directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant. Our directors are considered employees under the provisions of SFAS 123R. Stock options have been granted to our directors for a 10-year term with a one year vesting period. There are 118,750 shares outstanding and no shares available for future grants under this plan. All stock issued under this plan were from treasury stock.

A five-for-four stock split was announced by our Board on June 6, 2006. In keeping with historical practices, we have adjusted the number of shares and the option prices to equitably adjust all outstanding stock options. Under SFAS 123R, the equitable adjustment of outstanding options to reflect a change in capitalization (such as a stock split) may require the recognition of incremental compensation expense if the adjustment is not determined to have been required by the actual terms of the equity incentive plan. The Directors’ Plan and the 1995 Plan may be deemed to have been discretionary, rather than required by the actual terms of these plans. We therefore recognized approximately $103,000 and $351,000 additional stock based compensation expense relating to the modification in the third quarter and the first nine months of fiscal 2007, respectively.

The fair value of the fiscal 2006 stock options was estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used during the full fiscal 2006 were: volatility, 23.5%; risk free interest rate, 4.9%; expected life, 5.4 years; dividend rate, 2.5%. The assumptions used for the fiscal 2007 stock options granted through April 30, 2007 were: volatility, 22.4%; risk free interest rate, 4.6%; expected life, 5.0 years; dividend rate, 2.8%. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the options granted was estimated by reference to the vesting schedule, historical and future expected exercise behavior of employees and comparison with other reporting companies. Expected volatility was based on historical volatility for a period of five years, ending the day of grant, and calculated on a daily basis. The dividend rate is based on the actual dividend and share price on the grant date.

Changes in our stock options as of April 30, 2007 were as follows:

	(shares in thousands)
	Number of Options	Weighted Average Exercise Price
Options outstanding, July 31, 2006	926	$8.60
Granted	20	17.00
Exercised	(108)	8.93
Cancelled	(26)	7.52
Options outstanding, April 30, 2007	812	$8.80
Options exercisable, April 30, 2007	453	$8.37

The weighted average remaining contractual term was 5.1 years for all stock options outstanding and 4.1 years for options exercisable as of April 30, 2007. The total intrinsic value was approximately $7,677,000 for stock options outstanding and $4,478,000 for stock options exercisable as of April 30, 2007. The total intrinsic value for stock options exercised during the first nine months of fiscal 2007 was $853,000.

The amount of cash received from the exercise of stock options was $968,000 and the related tax benefit was $249,000 for the nine months ending April 30, 2007.

Restricted Stock

Our 1995 Plan and 2006 Plan both provide for grants of restricted stock. The vesting schedule under the 1995 Plan has varied, but has generally been three years or less. Under the 2006 Plan, the grants issued so far have vesting periods between three and five years.

Included in our stock-based compensation expense in the first nine months of fiscal 2007 is a portion of the cost related to the unvested restricted stock granted in fiscal 2005 and the 90,000 shares of restricted stock granted in fiscal 2006. No shares of restricted stock were granted in the first nine months of fiscal 2007.

Changes in our restricted stock as of April 30, 2007 were as follows:

	(shares in thousands)
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at July 31, 2006	95	$15.37
Vested	19	$15.32
Unvested restricted stock at April 30, 2007	76	$15.38

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

OVERVIEW

We develop, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other sorbent materials. Our principal products include cat litter, industrial and automotive floor absorbents, fluid purification and filtration bleaching clays, agricultural chemical carriers and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end customer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have organized our management group to best support our customers’ needs. As a result, we have two reportable segments, the Retail and Wholesale Products Group and the Business to Business Products Group.

On January 31, 2007, our market capitalization met the threshold required to become an accelerated filer. Consequently, as of the end of fiscal 2007, the due dates for our Form 10-K and subsequent Form 10-Q filings will be accelerated. In addition, we will be required to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal 2007 Form 10-K.

RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2007 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2006

Consolidated net sales for the nine months ended April 30, 2007 were $157,958,000, an increase of 2.8% from net sales of $153,516,000 in the first nine months of fiscal 2006. Net income for the first nine months of fiscal 2007 was $5,609,000, an increase of 36.2% from net income of $4,118,000 in the first nine months of fiscal 2006. Diluted income per share for the first nine months of fiscal 2007 was $0.80 versus $0.57 diluted net income per share for the first nine months of fiscal 2006.

Net income for the first nine months of fiscal 2007 was positively impacted by an increase in operating income in the Retail and Wholesale Products Group. A 5.7% increase in net sales for the Retail and Wholesale Group, driven by price increases and reduced trade spending, contributed to the higher net income. Net income was also positively impacted by the continuation of price increases, energy surcharges and internal cost reduction programs implemented to address cost increases that have reduced our margins over the past couple of years. Procurement initiatives have stabilized packaging costs during the first nine months of fiscal 2007. Although costs of materials and freight continue to increase overall, these costs are generally increasing at a slower rate than in fiscal 2006. Net income was negatively impacted by a decline in agricultural chemical carrier sales in the Business to Business Products Group.

Net sales of the Business to Business Products Group for the first nine months of fiscal 2007 were $53,059,000, a decrease of $1,207,000 from net sales of $54,266,000 in the first nine months of fiscal 2006. The sales decline was driven by agricultural chemical carriers and animal health and nutrition products. Agricultural chemical carrier sales decreased 19.1% due to 24.7% lower volume as genetically modified seed continued to erode the market. The decrease in agricultural chemical carrier production reduced the availability of the Group’s Flo-Fre product line (because our Flo-Fre product is a by-product of the manufacture of our agricultural chemical carrier products) resulting in a 10.5% sales decline. Animal health and nutrition products sales declined due to the discontinued production of our Poultry Guard product during the second quarter of fiscal 2007; however, the termination of this product did not have a material impact on net income. Partially offsetting these declines were a 38.8% increase in sports products sales driven by strong sales of baseball products and price increases for those products. Additionally, a 4.5% increase in bleaching clay sales was due to a higher selling price and higher volume.

The Business to Business Products Group’s operating income decreased 8.9% from $11,483,000 in the first nine months of fiscal 2006 to $10,456,000 in the first nine months of fiscal 2007. Although prices were higher in the first nine months of fiscal 2007, the price increases did not overcome the overall 7.9% lower volume for the Group. In addition, costs continued to increase in the first nine months of fiscal 2007. Costs were higher approximately 8.7% for materials, 7.1% for freight and 6.2% for packaging in the first nine months of fiscal 2007 compared to the same period in fiscal 2006.

Net sales of the Retail and Wholesale Products Group for the first nine months of fiscal 2007 were $104,899,000, an increase of $5,649,000 from net sales of $99,250,000 reported in the first nine months of fiscal 2006. Private label cat litter sales were the primary driver of the sales increase. Private label cat litter sales were up 18.0% compared to the first nine months of fiscal 2006 due to price increases and 5.5% higher volume. The volume increase was due to both new distribution and new product offerings. Reduced trade spending and a higher selling price for our branded cat litter contributed to a 1.3% increase in net sales. Our clay-based floor absorbent net sales increased 3.2% due to increased prices which overcame a decline in volume. Net sales of synthetic-based industrial absorbents were up slightly due to higher selling prices.

The Retail and Wholesale Products Group’s operating income increased 102.1% from $5,738,000 in the first nine months of fiscal 2006 to $11,598,000 in the first nine months of fiscal 2007. Price increases and reduced trade spending overcame higher material and freight costs. Freight and material costs were 4.9% and 4.7% higher, respectively, compared to the first nine months of fiscal 2006. Packaging costs were comparable between years due to company-wide initiatives to manage costs.

Consolidated gross profit as a percentage of net sales for the first nine months of fiscal 2007 increased to 21.3% from 18.9% in the first nine months of fiscal 2006. Price increases were implemented in an attempt to recover margin declines experienced over the past couple of years due to cost increases in materials, packaging and freight. Further contributing to the improved gross profit was an 8.4% decrease in the cost of fuel used in the manufacturing process in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006; however, non-fuel manufacturing costs rose 7.7%, which had a negative impact on gross profit. Non-fuel manufacturing costs increased for repairs, labor and other raw materials.

Selling, general and administrative expenses as a percentage of net sales for the first nine months of fiscal 2007 increased to 16.0% compared to the 14.6% for the first nine months of fiscal 2006. Selling, general and administrative expenses in fiscal 2007 included a $189,000 impairment charge for equipment related to technology we are no longer actively pursuing. The increase in year-to-date fiscal 2007 expenses was primarily due to an increase in the fiscal 2007 estimated discretionary incentive bonus accrual, accrued audit and stock-based compensation expense.

Interest expense was up $243,000 for the first nine months of fiscal 2007 as compared to the same period in fiscal 2006. The increase is due to the new debt issuance on December 16, 2005 which was outstanding for nine months in fiscal 2007 and for only four and a half months in fiscal 2006. Interest income increased $308,000 from the first nine months of fiscal 2006 due to increased market rates and increased average investment balances.

Our effective tax rate was 29.0% of pre-tax income in the first nine months of fiscal 2007 based on projected full year income. Currently we do not believe we will be in an alternative minimum tax position for fiscal 2007. The effective tax rate for the same period of fiscal 2006 was 35.0%, which included an additional $525,000 estimated tax impact for the planned repatriation of previously accumulated untaxed foreign earnings and profits.

Total assets decreased $1,001,000 or 0.7% during the first nine months of fiscal 2007. Current assets decreased $2,153,000 or 2.8% from fiscal 2006 year-end balances, primarily due to decreases in investments in treasury securities, prepaid overburden removal and inventories. These decreases were partially offset by increases in cash and cash equivalents and accounts receivable. The changes in cash and cash equivalents and investments are described in Liquidity and Capital Resources. Prepaid overburden removal decreased due to the $1,686,000 pre-tax write-off described in Note 8 of the notes to the unaudited condensed consolidated financial statements. Inventories decreased due to a concerted effort to reduce packaging inventory levels, lower fuel inventory and cost reduction initiatives. Accounts receivable increased due to higher sales in the third quarter of fiscal 2007 versus the fourth quarter of fiscal 2006.

Property, plant and equipment, net of accumulated depreciation, increased $878,000 during the first nine months of fiscal 2007. The increase was driven by purchases of machinery and equipment.

Total liabilities decreased $5,288,000 during the first nine months of fiscal 2007. Current liabilities decreased $1,404,000 or 5.2% during the first nine months of fiscal 2007. The decrease in current liabilities was driven mostly by a decrease in accounts payable, accrued trade spending and other accrued expenses. The decrease in accounts payable was due to normal timing of payments and reduction of packaging inventory levels. Accrued trade spending decreased due to timing and reduced promotions. Other accrued expenses decreased due to lower packaging and fuel inventories and interest payments made on notes payable. Partially offsetting these decreases in current liabilities was an increase in accrued audit expense and accrued salaries. The audit expense accrual was higher due to additional expense to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 now that we have met the accelerated filer market capitalization threshold. Accrued salaries are up due to a higher fiscal 2007 estimated discretionary bonus accrual. Non-current liabilities decreased $3,884,000 or 9.9% due to payment of notes payable.

THREE MONTHS ENDED APRIL 30, 2007 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2006

Consolidated net sales for the three months ended April 30, 2007 were $52,956,000, an increase of 2.3% from net sales of $51,764,000 in the third quarter of fiscal 2006. Net income for the third quarter of fiscal 2007 was $1,999,000, an increase of 63.5% from net income of $1,223,000 in the third quarter of fiscal 2006. Diluted income per share for the third quarter of fiscal 2007 was $0.28 versus $0.17 diluted net income per share for the third quarter of fiscal 2006.

Net income for the third quarter of fiscal 2007 was positively impacted by price increases and the results of efforts to manage costs by our procurement and operations teams. The price increases in the Retail and Wholesale Products Group contributed to overall profitability. Price increases in the Business to Business Products Group were not sufficient to offset the decline in volume. Overall costs of materials and freight are higher than for the third quarter of fiscal 2006, however packaging costs have declined due to procurement efforts to manage costs of purchased items.

Net sales of the Business to Business Products Group for the third quarter of fiscal 2007 were $19,277,000, an increase of $120,000 from net sales of $19,157,000 in the third quarter of fiscal 2006. Sports product sales were strong in both golf and baseball products. Sports product sales increased 64.8% due to 34.1% higher volume, price increases and changes in distribution channels. Sales of bleaching earth were also up 12.6% due to higher volume and price increases. Partially offsetting these increases were sales declines in agricultural chemical carriers and animal health and nutrition products. Agricultural chemical carrier sales decreased 16.0% due to 18.0% lower volume. The decline reflects the continued market erosion due to growth of genetically modified seed use. The decrease in agricultural chemical carrier production reduced the availability of the Group’s Flo-Fre product line (because our Flo-Fre product is a by-product of the manufacture of our agricultural chemical carrier products) resulting in a 13.8% sales decline for the quarter. Animal health and nutrition products sales declined due to the discontinued production of our Poultry Guard product during the second quarter of fiscal 2007; however the termination of this product did not have a material impact on net income.

The Business to Business Products Group’s segment income decreased 2.1% from $4,295,000 in the third quarter of fiscal 2006 to $4,207,000 in the third quarter of fiscal 2007. The net selling price for most products in the Group was higher in the third quarter of fiscal 2007 versus the third quarter of fiscal 2006; however these price increases did not overcome the lower volume and the cost increases. Overall volume for the Group was down 4.7%. Material, packaging and freight costs were a combined approximately 11.3% higher in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. Costs increased throughout fiscal 2006 and these costs remain high in the third quarter of fiscal 2007. However, fuel costs were lower in the third quarter of fiscal 2007 versus the third quarter of fiscal 2006.

Net sales of the Retail and Wholesale Products Group for the third quarter of fiscal 2007 were $33,679,000, an increase of $1,072,000 from net sales of $32,607,000 reported in the third quarter of fiscal 2006. Net sales of private label cat litter increased 22.9% due to price increases and introduction of a new product. Private label cat litter volume increased 8.2% compared to the third quarter of fiscal 2006. Sales of clay-based industrial absorbents were up for the quarter due to price increases; however this increase was offset by a decline in synthetic-based industrial absorbent sales. Branded cat litter sales volume also declined during the third quarter of fiscal 2007 compared to the same period in fiscal 2006 due to timing of promotional offerings and loss of distribution at one customer.

The Retail and Wholesale Products Group’s segment income increased 94.9% from $1,801,000 in the third quarter of fiscal 2006 to $3,509,000 in the third quarter of fiscal 2007. Price increases and successful efforts to lower costs contributed to this increase. Combined material, packaging and freight costs were only 0.8% higher in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. Similar to the Business to Business Products Group, fuel costs are lower and our packaging costs in particular are benefiting from procurement cost reduction initiatives.

Consolidated gross profit as a percentage of net sales for the third quarter of fiscal 2007 increased to 21.8% from 19.4% in the third quarter of fiscal 2006. Price increases were implemented during fiscal 2006 and in the third quarter of fiscal 2007 to recover margin declines experienced over the past couple of years due to cost increases. Further contributing to the improved gross profit was a 5.3% decrease in the cost of fuel used in the manufacturing process in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. However, non-fuel manufacturing costs rose 5.7%, which had a negative impact on gross profit. Non-fuel manufacturing costs increased for labor and other raw materials.

Selling, general and administrative expenses as a percentage of net sales for the third quarter of fiscal 2007 increased to 16.1% compared to the 14.3% for the third quarter of fiscal 2006. The increase in expenses was primarily due to an increase in the fiscal 2007 estimated discretionary incentive bonus accrual, accrued audit and stock-based compensation expense.

Interest expense was down $46,000 for the third quarter of fiscal 2007 as compared to the same period in fiscal 2006 due to continued debt reduction. Interest income was comparable to the third quarter of fiscal 2006 due to higher interest rates on lower average investment balances.

Our effective tax rate was 32.7% of pre-tax income in the third quarter of fiscal 2007 compared to 48.7% in the third quarter of fiscal 2006. The tax expense for the third quarter of fiscal 2007 included an adjustment to increase the nine month effective tax rate to 29% as described above. The tax expense for the third quarter of fiscal 2006 included an additional $525,000 estimated tax impact for the planned repatriation of previously accumulated untaxed foreign earnings and profits.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first nine months of fiscal 2007 were $12,696,000 or 8.0% of total Company sales. This represents an increase of 4.5% from the first nine months of fiscal 2006, in which foreign subsidiary sales were $12,155,000 or 7.9% of total Company sales. The increase in net sales was seen in our Canadian operations, while the United Kingdom net sales were flat with the comparable period in fiscal 2006. Canadian sales were up due to higher selling prices and a stronger Canadian dollar compared to the U.S. dollar. For the first nine months of fiscal 2007, the foreign subsidiaries reported net income of $696,000, an increase of $460,000 from the $237,000 net income reported in the first nine months of fiscal 2006. Higher prices, lower fuel and material costs and improved labor productivity contributed to the improved net income.

Identifiable assets of our foreign subsidiaries as of April 30, 2007 were $9,939,000 compared to $13,230,000 as of April 30, 2006. The decrease was driven by reduced cash and investments due to the repatriation of previously untaxed earnings from our Swiss subsidiary during fiscal 2006, as described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended July 31, 2006.

Net sales by our foreign subsidiaries during the third quarter of fiscal 2007 were $4,186,000 or 7.9% of total Company sales. This represents an increase of 4.9% from the third quarter of fiscal 2006, in which foreign subsidiary sales were $3,990,000 or 7.7% of total Company sales. For the third quarter of fiscal 2007, the foreign subsidiaries reported net income of $387,000, an increase of $245,000 from the net income of $142,000 reported in the third quarter of fiscal 2006. The reasons for the improved net income for the quarter are the same as described above for the first nine months.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, the purchasing and upgrading of real estate, equipment and facilities, and investing in infrastructure and potential acquisitions. We principally have used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements. Cash and cash equivalents increased $3,454,000 during the first nine months of fiscal 2007 to $10,061,000 at April 30, 2007.

The following table sets forth certain elements of our unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	April 30, 2007	April 30, 2006
Net cash provided by operating activities	$10,112	$3,374
Net cash used in investing activities	(1,443)	(10,514)
Net cash (used in) provided by financing activities	(5,049)	9,355
Effect of exchange rate changes on cash and cash equivalents	(166)	(335)
Net increase in cash and cash equivalents	3,454	1,880

Net cash provided by operating activities

Net cash provided by operations was $10,112,000 for the nine months ended April 30, 2007 compared to $3,374,000 for the nine months ended April 30, 2006. The increase was due primarily to an increase in net income and non-cash charges and a decrease in working capital. For the first nine months of fiscal years 2007 and 2006, the primary components of working capital that impacted operating cash flows were as follows:

Accounts receivable, less allowance for doubtful accounts, increased by $1,247,000 in the first nine months of fiscal 2007 versus an increase of $2,100,000 in the first nine months of fiscal 2006. Higher sales in the third quarter of fiscal 2007 versus the fourth quarter of fiscal 2006 resulted in higher accounts receivable as of April 30, 2007. The increase in accounts receivable for the first nine months of fiscal 2006 was due to an increase in sales in the third quarter of fiscal 2006 versus sales for the fourth quarter of fiscal 2005.

Inventories decreased $973,000 in the first nine months of fiscal 2007 versus an increase of $3,395,000 in the same period in fiscal 2006. Inventories decreased in the first nine months of fiscal 2007 due to a concerted effort to reduce packaging inventory levels, lower fuel inventory and procurement cost reduction initiatives. The increase in the first nine months of fiscal 2006 was due to higher costs of materials, anticipated new business and normal seasonality

As described in Note 8 of the notes to the unaudited condensed consolidated financial statements, we wrote off the August 1, 2006 balance of our prepaid overburden removal expense account to opening retained earnings. Beginning in fiscal 2007, production stripping costs have been treated as a variable inventory production cost and are included in cost of sales in the period they are incurred. Prepaid overburden removal expense increased $133,000 in the first nine months of fiscal 2006, under the prior accounting principle, due to different amounts of non-usable material that needed to be removed from the various sites.

Other prepaid expenses increased $253,000 in the first nine months of fiscal 2007 versus an increase of $1,292,000 in the first nine months of fiscal 2006. The significant increase in fiscal 2006 was due to timing of insurance premium payments.

Accounts payable decreased $1,783,000 in the first nine months of fiscal 2007 versus an increase of $1,089,000 in the same period in fiscal 2006. The decrease in fiscal 2007 was due to lower packaging inventory levels and costs. The increase in fiscal 2006 was due to increased energy and packaging costs.

Accrued expenses increased $874,000 in the first nine months of fiscal 2007 versus an increase of $127,000 in the first nine months of fiscal 2006. In the first nine months of fiscal 2007, accrued salaries increased due to a higher estimated fiscal 2007 discretionary bonus accrual. Accrued audit expense increased due to additional expense to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 now that we have met the accelerated filer market capitalization threshold. These increases were partially offset by lower accrued trade spending accruals due to timing and reduction of promotional activities. Other accrued expenses decreased due to lower interest accruals for notes payable and lower packaging and fuel inventories. In the first nine months of fiscal 2006, accrued expenses increased for operating expense accruals due to increased costs. These increases were partially offset by decreased accruals for trade spending and estimated discretionary bonus.

Net cash used in investing activities

Cash used in investing activities was $1,443,000 in the first nine months of fiscal 2007 compared to $10,514,000 in the first nine months of fiscal 2006. In the first nine months of fiscal 2007, cash used for capital expenditures was $6,616,000 versus $6,464,000 in the same period of fiscal 2006. During the first nine months of fiscal 2007, net dispositions of investment securities were $5,120,000; however, in the same period of fiscal 2006 net purchases of investments were $5,053,000. During the first nine months of fiscal 2006 new debt proceeds provided cash for additional investment purchases. Cash proceeds from the sale of property, plant and equipment were $53,000 in the first nine months of fiscal 2007 versus $1,003,000 in the first nine months of fiscal 2006.

Net cash (used in) provided by financing activities

Cash used in financing activities was $5,049,000 in the first nine months of fiscal 2007 compared to cash provided by financing activities of $9,355,000 in the first nine months of fiscal 2006. Proceeds from issuance of new debt in the first nine months of fiscal 2006 provided $15,000,000 cash. There were no new debt proceeds in the first nine months of fiscal 2007. Higher stock options exercise activity in the first nine months of fiscal 2006 provided $2,332,000 from the issuance of common stock compared to $937,000 for the same period in fiscal 2007. Conversely, only $12,000 cash was used to purchase treasury stock in the first nine months of fiscal 2007 compared to $4,538,000 repurchased in the same period of fiscal 2006. Also, cash used for dividend payments was $2,271,000 in the first nine months of fiscal 2007 due to a dividend increase versus $1,775,000 paid in the first nine months of fiscal 2006.

Other

Total cash and investment balances held by our foreign subsidiaries at April 30, 2007 and 2006 were $1,085,000 and $4,061,000, respectively. Certain investments held by our foreign subsidiaries were liquidated in fiscal 2006 to facilitate the repatriation of previously untaxed foreign earnings and profits as described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended July 31, 2006.

As part of our normal course of business, we guarantee certain debts and trade payables of our wholly owned subsidiaries. These arrangements are made at the request of the subsidiaries’ creditors because separate financial statements are not distributed for the wholly owned subsidiaries. As of April 30, 2007, the value of these guarantees was $157,000 of lease liabilities and $2,500,000 of long-term debt.

On January 27, 2006, we entered into a $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) that is effective until January 27, 2009. The credit agreement provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris. At April 30, 2007, the variable rates would have been 8.5% for the Harris’ prime-based rate or 6.2% for the LIBOR-based rate. At April 30, 2006, the variable rates would have been 7.8% for the Harris’ prime-based rate or 5.8% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of April 30, 2007 and 2006, we had $15,000,000 available under this credit facility and we were in compliance with its covenants.

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

Our capital requirements are subject to change as business conditions warrant and opportunities arise. The tables in the following subsection summarize our contractual obligations and commercial commitments at April 30, 2007 for the timeframes indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The tables below depict our Contractual Obligations and Commercial Commitments at April 30, 2007 for the timeframes listed:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-Term Debt	$31,160,000	$4,080,000	$8,780,000	$7,100,000	$11,200,000

Interest on Long-Term Debt	7,780,000	1,905,000	2,852,000	1,920,000	1,103,000

Operating Leases	12,309,000	3,170,000	2,555,000	1,844,000	4,740,000

Unconditional Purchase Obligations	5,681,000	4,793,000	888,000	--	--

Total Contractual Cash Obligations	$56,930,000	$13,948,000	$15,075,000	$10,864,000	$17,043,000

We are not required to make a contribution to our defined benefit pension plan in fiscal 2007. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions.

The unconditional purchase obligations represent forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2007. As of April 30, 2007, the remaining purchase obligation for fiscal 2007 contracts was $1,537,000 for 180,000 MMBtu and for fiscal 2008 was $4,144,000 for 480,000 MMBtu. These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Standby Letters of Credit	$271,000	$271,000	$--	$--	$--

Other Commercial Commitments	13,332,000	13,332,000	--	--	--

Total Commercial Commitments	$13,603,000	$13,603,000	$--	$--	$--

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates are revised periodically. Actual results could differ from these estimates.

See the information concerning our critical accounting policies included under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q. For additional information on our adoption of SFAS No. 123R and EITF Issue 04-06, see Note 7, Stock-Based Compensation, and Note 8, Change in Accounting for Stripping Costs Incurred during Production, of the notes to unaudited consolidated condensed financial statements in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We had two interest rate swap agreements as of April 30, 2007. We believe that the market risk arising from holding our financial instruments is not material.

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

We are exposed to commodity price risk with respect to natural gas. We have contracted for a portion of our fuel needs for fiscal 2007 and 2008 using forward purchase contracts to manage the volatility in fuel prices related to this exposure. The weighted average cost of the fiscal 2007 contracts has been estimated to be approximately 10.4% higher than the contracts for fiscal 2006. The weighted average cost of the fiscal 2008 contracts has been estimated to be approximately 4.2% higher than the contracts for fiscal 2007. All contracts were entered into during the normal course of business and no contracts were entered into for speculative purposes.

The tables below provide information about our natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2007 and July 31, 2008. The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on May 29, 2007.

Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2007
	Expected 2007 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	1,030,000	--
Weighted Average Price (Per MMBtu)	$8.28	--
Contract Amount ($ U.S., in thousands)	$8,527.6	$6,997.0

Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2008
	Expected 2008 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	480,000	--
Weighted Average Price (Per MMBtu)	$8.63	--
Contract Amount ($ U.S., in thousands)	$4,143.9	$4,169.5

Factors that could influence the fair value of the natural gas contracts, include, but are not limited to, the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, and the general demand for natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world. Some of these same events have allowed us to mitigate the impact of the natural gas contracts by the continued, and in some cases expanded, use of recycled oil in our manufacturing processes. Accurate estimates of the impact that these contracts may have on our fiscal 2007 and fiscal 2008 financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, during the period when our periodic reports are being prepared.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Items 1, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 1A. RISK FACTORS

For information regarding Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended July 31, 2006. There have been no material changes in risk factors since July 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2007, we did not sell any securities which were not registered under the Securities Act. The following chart summarizes Common Stock repurchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES[1]

For the Three Months Ended April 30, 2007	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]

February 1, 2007 to
February 28, 2007	--	--	--	315,809

March 1, 2007 to
March 31, 2007	--	--	--	315,809

April 1, 2007 to
April 30, 2007	674	$17.98	674	315,135

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. We did not repurchase any shares of our Class B Stock during the period in question, and no shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Note 6 of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006 filed with the Securities and Exchange Commission.

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

ITEM 6. EXHIBITS

(a)	EXHIBITS:

Exhibit No.	Description	SEC Document Reference
11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a - 14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

BY   /s/ Andrew N. Peterson

Andrew N. Peterson
Vice President and Chief Financial Officer

BY   /s/ Daniel S. Jaffee

Daniel S. Jaffee
President and Chief Executive Officer

Dated: June 7, 2007

EXHIBITS

Exhibit No.	Description
11	Statement re: Computation of Earnings per Share.

31	Certifications pursuant to Rule 13a - 14(a).

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

Note:	Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213.