Form 10-K
period 2007-07-31
OIL DRI CORP OF AMERICA
filed 2007-10-10
CIK 74046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerate filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 31, 2007 for accelerated filer purposes was $79,036,000.

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of September 24, 2007 was $85,694,000.

Number of shares of each class of Oil-Dri’s capital stock outstanding as of September 24, 2007:

Common Stock – 5,004,721 shares
Class B Stock – 1,909,797 shares
Class A Common Stock – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference: Oil-Dri’s Proxy Statement for its 2007 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than November 28, 2007 (120 days after the end of Oil-Dri’s fiscal year ended July 31, 2007, is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

CONTENTS
Item		Page

PART I

1.	Business	5 – 11
1A.	Risk Factors	11 – 17
1B.	Unresolved Staff Comments	18
2.	Properties	18 –19
3.	Legal Proceedings	19
4.	Submission of Matters to a Vote of Security Holders	19

PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	20 – 22
6.	Selected Financial Data	23 – 24
7.	Management Discussion and Analysis of Financial
	Condition and the Results of Operations	24 – 36
7A.	Quantitative and Qualitative Disclosures About Market Risk	36 – 37
8.	Financial Statements and Supplementary Data	38 – 65
	Management’s Report on Internal Control Over Financial Reporting	66
	Report of Independent Registered Public Accounting Firm	67 – 68
9.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	68

PART III

9A.	Controls and Procedures	69
9B.	Other Information	69
10.	Directors and Executive Officers of the Registrant	70
11.	Executive Compensation	70
12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	70
13.	Certain Relationships and Related Transactions	70
14.	Principal Accountants Fees and Services	70

CONTENTS (CONTINUED)

Item		Page

PART IV

15.	Exhibits and Financial Statement Schedules	71 – 74
	Signatures	75
	Schedule II – Valuation and Qualifying Accounts	76
	Exhibit Index	77

FORWARD-LOOKING STATEMENTS

     Certain statements in this report, including, but not limited to, those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those statements elsewhere in this report and other documents we file with the Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “believe,” “may,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially including, but not limited to, those described in Item 1A (Risk Factors) below and other reports filed with the Securities and Exchange Commission. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

     Oil-Dri, Agsorb, Oil-Dri All Purpose, Oil-Dri Lites, Cat’s Pride, Jonny Cat, KatKit, ConditionAde, Pure-Flo, UltraClear, Poultry Guard, Flo-Fre, Saular, Terra Green and Pro’s Choice are all registered trademarks of Oil-Dri Corporation of America or of its subsidiaries. PelUnite Plus, Perform and Select are trademarks of Oil-Dri Corporation of America. Fresh Step is the registered trademark of The Clorox Company.

PART I

ITEM 1 – BUSINESS

     Oil-Dri Corporation of America was incorporated in 1969 in Delaware as the successor to an Illinois corporation incorporated in 1946; the Illinois corporation was the successor to a partnership that commenced business in 1941. Except as otherwise indicated herein or as the context otherwise requires, references herein to “Oil-Dri,” the “Company,” “we,” “us” or “our” are to Oil-Dri Corporation of America and its subsidiaries.

GENERAL BUSINESS DEVELOPMENTS

     Our positive results for fiscal 2007 reflected our ongoing efforts in strategic pricing and cost reduction. These efforts were designed to bring our margins back to more historical levels. Our sales improved due to the focus on strategic pricing. Our cost reduction initiatives continued at our manufacturing facilities and in our procurement programs. During fiscal 2007, we continued to experience increases in the cost of transportation; however, this cost increase occurred at a slower rate than during fiscal 2006. Our delivered cost of goods is very sensitive to increases in the costs of natural gas and fuel oil, as well as the costs of packaging materials and transportation. Increases in these costs negatively impact our margins. Fiscal 2007 brought some relief in the prices of natural gas and fuel oil used in our manufacturing processes, which reached record high levels in fiscal 2006 in the aftermath of hurricanes Katrina and Rita.

     The markets for our products continued to be increasingly competitive during fiscal 2007. The growth of high-volume retail stores maintained a highly competitive retail market for our consumer products. Our fluid purification and filtration and animal health products experienced increased price and performance pressure in the global marketplace. In addition, new technologies challenged the traditional application of some of our agricultural chemical carrier products.

     On January 31, 2007, our market capitalization met the threshold required to become an “accelerated filer” under Rule 12b-2 of the Exchange Act. Consequently, the due date of this Form 10-K and subsequent Form 10-Q filings are accelerated from due dates in prior fiscal years. In addition, we are now required to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

PRINCIPAL PRODUCTS

     We are a leader in developing, manufacturing and marketing sorbent products. Our sorbent products are principally produced from clay minerals and, to a lesser extent, other sorbent materials. Our sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of our absorbent clay products are Cat’s Pride and Jonny Cat premium cat litter and other cat litters. We also produce Oil-Dri Premium and Absorbs-It floor absorbents, Agsorb granular agricultural chemical carriers and ConditionAde animal feed binders. Adsorbent products attract liquids, impurities, metals and surfactants to themselves and form low-level chemical bonds. Examples of our adsorbent products are Oil-Dri synthetic sorbents, which are used for industrial cleanup, and Pure-Flo, Perform and Select bleaching clay products, which act as a filtration media for edible oils, fats and tallows. Also, our UltraClear product serves as a clarification aid for petroleum-based oils and by-products. Both our absorbent and adsorbent products are described in more detail below.

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

    We have three long-term supply arrangements (only one of which is material) under which we manufacture branded traditional litters for other marketers. Under these co-manufacturing relationships, the marketer controls all aspects of sales, marketing, distribution and the odor control formula, and we are responsible for manufacturing. Our material agreement is with Clorox under which Clorox has developed Fresh Step premium coarse cat litter products and under which we have an exclusive right to supply Clorox’s requirements for Fresh Step coarse cat litter up to certain levels.

Industrial and Automotive Sorbent Products

     We manufacture products from both clay and synthetic materials that absorb oil, grease, water and other types of spills. These products are used in industrial, home and automotive environments. Our clay-based sorbent products, such as Oil-Dri branded floor absorbent, are used for floor maintenance in industrial applications to provide a non-slip and nonflammable surface for workers. These floor absorbents are used in automotive repair facilities and car dealerships to absorb oil and grease. They are also used in home applications in garages and driveways. Our Oil-Dri branded synthetic-based products use polypropylene materials. These products are sold in various forms, such as pads, rolls, socks and spill kits. These products are used to absorb oil, grease, water and most chemical spills.

     Industrial and automotive sorbent products are sold through a distribution network that includes industrial, auto parts, safety, sanitary supply, chemical and paper distributors. These products are also sold through environmental service companies, mass merchandisers and catalogs.

Bleaching Clay and Clarification Aid Products

     We produce an array of bleaching, purification and filtration applications used by edible oil processors and fuel refiners around the world. Our brands include Pure-Flo, Perform and Select bleaching clays and UltraClear clarification aid. Bleaching clays are used by edible oil processors to adsorb unwanted moisture and other impurities in the processing of their vegetable oil products. Pure-Flo and Pure-Flo Supreme are used to remove impurities, such as color bodies, in various types of edible oils. Perform bleaching clays and Select adsorbents offer additional performance advantages to oil refiners. Perform products provide increased activity for hard-to-bleach oils. The Select line of products is used earlier in the refining process to adsorb impurities which allows the processor to eliminate a waste water stream. UltraClear is a clarification aid used as filtration and purification mediums for jet fuel and other petroleum-based products.

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

     Agsorb carriers are used as an alternative to agricultural sprays. The clay granules absorb crop protection chemicals, including herbicides, fungicides, insecticides and nematicides. The granules are then delivered directly into the ground resulting in a more precise application than chemical sprays. Agsorb drying agent is blended into fertilizer- pesticide blends applied by farmers to absorb moisture and improve flowability. Agsorb also acts as a flowability aid for fertilizers and chemicals used in the lawn and garden market. Flo-Fre microgranules are used by grain processors and other large handlers of bulk products to soak up excess moisture. We employ technical sales people to market agricultural products in the United States.

     Pro’s Choice sports field products are used on baseball, football and soccer fields and on golf courses. Pro’s Choice soil conditioners are used in field construction or as top dressing to absorb moisture, suppress dust and improve field performance. These products are used to amend sand-based golf green construction, as well as other areas such as tees and fairways, to help retain moisture and nutrients for better grass growth. Pro Mound packing clay is used to construct pitcher’s mounds and batter’s boxes. Rapid Dry drying agent is used to dry up puddles and slick spots after rain. Sports field products are used at all levels of play, including professional, college and high school and on municipal fields. These products are sold through a network of distributors specializing in sports turf products.

Animal Health and Nutrition Products

     We produce several products that are used in the livestock feed industry. ConditionAde branded products are used in animal feed to absorb naturally-occurring mycotoxins in the feed and thereby improve animal health and productivity. PelUnite and PelUnite Plus are specialized animal feed binders used in the manufacture of pelleted feeds. These products are sold through a network of feed products distributors in the United States and primarily through exclusive distribution agreements with animal health and nutrition products distributors in Latin America and Asia.

BUSINESS SEGMENTS

     During the first quarter of fiscal 2006, we reorganized our management group to support a business approach focused on meeting the different needs of the end-customers for our products. At that time, our business segments were also redefined from a product line basis to an end-customer basis. We currently have two reportable operating segments for financial reporting derived from the different characteristics of our two major customer groups: Retail and Wholesale Products Group and Business to Business Products Group.

     The Retail and Wholesale Products Group customers include mass merchandisers, wholesale clubs, drugstore chains, pet retail outlets, dollar stores, retail grocery stores, distributors of industrial cleanup and automotive products and environmental service companies. Business to Business Products Group customers include processors and refiners of edible and petroleum-based oils, animal feed manufacturers, manufacturers of agricultural chemicals and sports turf users. Certain financial information on both segments is contained in Note 3 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

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

FOREIGN OPERATIONS

     Our wholly-owned subsidiary, Favorite Products Company, Ltd., is a manufacturer and marketer of branded and private label cat litter in the Canadian market place. Among its branded products are Saular, a leading cat litter brand in Canada; Saular Kat-Kit, a disposable cat litter tray and litter combination; Cat’s Pride and Jonny Cat. Our Canadian facility also sells granular clay industrial floor absorbents, synthetic polypropylene sorbent materials and agricultural chemical carriers.

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

     Our wholly-owned subsidiary, Oil-Dri S.A., is a Swiss company that performs various management, customer service and administrative functions for our domestic operations and for our foreign subsidiaries.

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

CUSTOMERS

     Sales to Wal-Mart Stores, Inc. and its affiliates accounted for approximately 23%, 19% and 18% of our total net sales for the fiscal years ended July 31, 2007, 2006 and 2005, respectively. Wal-Mart is a customer in our Retail and Wholesale Products Group segment. Sales to The Clorox Company and its affiliates accounted for approximately 8% of our total net sales for the fiscal year ended July 31, 2007 and 9% of total net sales for each of the fiscal years ended July 31, 2006 and 2005. The Clorox Company is a customer in the Business to Business Products Group segment. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customers other than those described herein would not be expected to have a materially adverse effect on our business.

COMPETITION

     Price, service, marketing, technical support, product quality and delivery are the principal methods of competition in our markets and competition has historically been very vigorous. Some of our competitors are large companies whose financial resources are substantially greater than ours.

     In our Retail and Wholesale Products Group, we have five principal competitors, including several who are also customers of ours. The cat litter market has expanded at a moderate pace in recent years. The larger portion of the growth has occurred in scoopable products and traditional coarse products have seen a moderate decline. We have expanded our scoopable product offerings to obtain a portion of that growing market. The overwhelming majority of all cat litter is mineral based; however, over the years various alternative litters have been introduced based on alternative strata such as paper, various agricultural waste products and silica gels. To date, these products have gained only niche positions within the category. The growth of high-volume retail stores has presented competitive challenges as well as opportunities. These stores enjoy substantial negotiating leverage over their suppliers, including us; however, our operations support nation-wide distribution, which gives us a potential advantage over smaller and regional manufacturers in selling to these stores.

     In the Business to Business Products Group we have eleven principal competitors. The agricultural chemical carrier portion of this segment continues to decline due to new technologies that reduce the overall demand. These technologies include genetically modified and treated seeds (which reduce or eliminate the need for carriers) and engineered carriers (such as paper- and limestone-based carriers). The bleaching clay and fluid clarification aid portion of this Group operates in a highly cost competitive global marketplace. Product performance is also a primary competitive factor for these products. The animal health portion of this Group also operates in a global marketplace with price and performance competition from multi-national and local competitors.

PATENTS

     We have obtained or applied for patents for certain of our processes and products sold to customers in both the Retail and Wholesale Products Group and the Business to Business Products Group. These patents expire at various times, beginning in 2008.

BACKLOG; SEASONALITY

     At July 31, 2007, 2006 and 2005, our backlog of orders was approximately $3,984,000, $4,649,000 and $3,961,000, respectively. All backlog orders are expected to be filled within the next 12 months. We consider our business, taken as a whole, to be only moderately seasonal; however, business activities of certain customers (such as agricultural chemical manufacturers) are subject to such seasonal factors as crop acreage planted and product formulation cycles.

EFFECTS OF INFLATION

     Inflation generally affects us by increasing the cost of employee wages and benefits, transportation, processing equipment, purchased raw materials and packaging, energy and borrowings under our credit facility. See Item 7 and Item 7A below.

RESERVES

     We mine sorbent materials, commonly known as fuller’s earth, on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California; we also have reserves in Nevada, Oregon and Tennessee. We estimate that our proven reserves of these sorbent materials aggregate approximately 167,946,000 tons. Based on our rate of consumption during the 2007 fiscal year, and without regard to any of our reserves in Nevada, Oregon and Tennessee, we consider our proven reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, are reflected at cost on our balance sheet.

     It is our policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. We have a program of exploration for additional reserves and, although reserves have been acquired, we cannot assure that additional reserves will continue to become available. Our use of these reserves will be subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. Also, requirements for environmental compliance may restrict exploration or use of lands that might otherwise be utilized as a source of reserves. During the fiscal year ended July 31, 2007, we utilized these reserves to produce substantially all of the sorbent minerals that we sold.

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

		Plant and
	Land	Equipment
	(in thousands)
Ochlocknee, Georgia	$3,701	$17,508
Ripley, Mississippi	$1,459	$6,372
Mounds, Illinois	$1,545	$4,925
Blue Mountain, Mississippi	$923	$4,131
Taft, California	$1,361	$2,669

EMPLOYEES

    As of July 31, 2007, we employed 803 persons, 78 of whom were employed by our foreign subsidiaries. Our corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 39 of our employees in the U.S. and approximately 32 of our employees in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations to be satisfactory.

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

     We cannot assure that, despite all commercially reasonable efforts, we will always be in compliance in all material respects with all applicable environmental regulation or with requirements regarding the content, labeling, use, and disposal after use, of our products; nor can we assure that from time to time enforcement of such requirements will not have a material adverse effect on our business. See Item 1A below for a discussion of these and other risks to our business.

ENERGY

     We use natural gas, recycled fuel oil and coal as permitted for energy sources in the processing of our clay products. Consistent with prior years, we have switched among the various energy sources during certain months due to seasonal availability and cost. In fiscal year 2007, we experienced some relief from the record prices of our energy sources incurred in fiscal year 2006. See Item 7A with respect to the use of forward contracts.

RESEARCH AND DEVELOPMENT

     At our research and development facility in Vernon Hills, Illinois, we develop new products and applications and improve existing products. The facility’s staff (and various consultants they engage from time to time) consists of geologists, mineralogists and chemists. In the past several years, our research efforts have resulted in a number of new sorbent products and processes. The facility produces prototype samples and tests new products for customer trial and evaluation.

     We spent approximately $2,154,000, $1,809,000 and $2,429,000 during the fiscal years ended July 31, 2007, 2006 and 2005, respectively, for research and development. None of such research and development was customer sponsored, and all research and development costs are expensed in the year in which incurred. See Note 1 of the Notes to the Consolidated Financial Statements.

AVAILABLE INFORMATION

     We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by the Company at http://www.sec.gov.

     In addition, this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on or through the “Investor Information” section of our website (www.oildri.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

     Information relating to corporate governance at Oil-Dri, including its Code of Ethics and Business Conduct, information concerning executive officers, directors and Board committees (including committee charters), and transactions in Oil-Dri securities by directors and officers, is available free of charge on or through the “Investor Information” section of our website at www.oildri.com. We are not including the information on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

     A significant portion of our net sales comes from the sale of mature products, such as coarse cat litter, floor absorbent and agricultural chemical carriers, which have had little or no volume growth (or even volume declines) in recent fiscal years. Our future growth and financial performance will require that we successfully introduce new products or extend existing product offerings to meet emerging customer needs, technological trends and product market opportunities. We cannot be certain that we will achieve these goals. The development and introduction of new products generally require substantial and effective research, development and marketing expenditures, some or all of which may be unrecoverable if the new products do not gain market acceptance. New product development itself is inherently risky, as research failures, competitive barriers arising out of the intellectual property rights of others, launch difficulties, customer rejection and unexpectedly short product life cycles may occur even after substantial effort and expense on our part. Even in the case of a successful launch of a new product, the ultimate benefit we realize may be uncertain if the new product “cannibalizes” sales of our existing products.

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
  changes in our operating costs including raw material, energy, transportation, overburden removal and other costs;
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

     A limited number of customers account for a large percentage of our net sales. Our largest customer, Wal-Mart Stores, Inc. and its affiliates accounted for approximately 23%, 19% and 18% of our net sales for the fiscal years ended July 31, 2007, 2006 and 2005, respectively. Sales to The Clorox Company and its affiliates accounted for approximately 8%, 9% and 9% of our net sales for the fiscal years ended July 31, 2007, 2006 and 2005, respectively. The loss of or a substantial decrease in the volume of purchases by Wal-Mart, Clorox or any of our other top customers would harm our sales and profitability.

     We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that these percentages may increase. As a result, changes in the strategies of our largest customers, including a reduction in the number of brands they carry (or a shift of shelf space to private label products) or increased use of global or centralized procurement initiatives, may harm our sales. In addition, our business is based primarily upon individual sales orders and we typically do not enter into long-term contracts with our customers. While we do have long-term contracts with certain of our customers, including Clorox, such agreements are subject to termination in certain circumstances. Accordingly, any of these customers could reduce their purchasing levels or cease buying products from us on relatively short notice. In addition, the degree of margin contribution of our significant customers varies. If a significant customer with a more favorable profit margin was to terminate its relationship with us, it would have a disproportionate adverse impact on our results of operations. If we lose a significant customer or if sales of our products to a significant customer materially decrease, it may have a material adverse effect on our business, financial condition and results of operations.

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

     If our energy costs increase disproportionately to our net sales, our earnings could be significantly reduced. Because we use energy, including natural gas, fuel oil, coal, electricity, diesel fuel and gasoline, to manufacture and transport our products, our operating costs increase if our energy costs rise. Our energy costs have risen substantially over the last three years. Increases in energy costs increase our operating costs and may reduce our profitability if we are unable to pass all the increases on to our customers. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases or without reducing demand for our products.

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

Government regulation imposes significant costs on us, and future regulatory changes (or related customer responses to regulatory changes) could increase those costs or limit our ability to produce and sell our products.

     In addition to the regulatory matters described above, our operations are subject to various federal, state, local and foreign laws and regulations relating to the manufacture, packaging, labeling, content, storage, distribution and advertising of our products and the conduct of our business operations. For example, in the United States, many of our products are regulated by the Food and Drug Administration, the Consumer Product Safety Commission and the Environmental Protection Agency and our product claims and advertising are regulated by the Federal Trade Commission. Most states have agencies that regulate in parallel to these federal agencies. In addition, our international sales and operations are subject to regulation in each of the foreign jurisdictions in which we manufacture, distribute or sell our products. There is increasing federal and state regulation with respect to the content, labeling, use, and disposal after use, of various products we sell. Throughout the world, but particularly in the European Union, there is also increasing government scrutiny and regulation of the food chain and products entering or affecting the food chain.

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

     We are also experiencing increasing customer scrutiny of the content and manufacturing of our products, particularly our products entering or affecting the food chain, in parallel with the increasing government regulation discussed above. Our customers may impose product specifications or other requirements that are different from, and more onerous than, applicable laws and regulations. As a result, the failure of our products to meet these additional requirements may result in loss of customers and decreased sales of our products even in the absence of any actual failure to comply with applicable laws and regulations. There can be no assurance that future customer requirements concerning the content or manufacturing of our products will not have a material adverse effect on our business.

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

     We derived approximately 18% of our net sales from sales outside of the United States in the fiscal year ended July 31, 2007. Our ability to sell our products and conduct our operations outside of the United States is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products or disrupt our operations in these markets, particularly when local political and economic conditions are unstable. In addition, international sales and operations are subject to currency exchange fluctuations, fund transfer restrictions and import/export duties. Any of these matters could result in sudden, and potentially prolonged, changes in demand for our products. Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country’s legal system.

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

     Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal controls over financial reporting and obtain a report by our independent registered public accounting firm addressing this assessment. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2007 and we obtained from our independent registered public accounting firm an unqualified opinion on that assessment; however, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

     None.

ITEM 2 – PROPERTIES

Real Property Holdings and Mineral Reserves

			Land		Estimated	Estimated
	Land	Land	Unpatented		proven	probable
	Owned	Leased	claims	Total	reserves	reserves	Total
	(acres)	(acres)	(acres)	(acres)	(000’s of tons)	(000’s of tons)	(000’s of tons)
California	795	--	1,030	1,825	5,407	11,226	16,633
Georgia	2,157	2,005	--	4,162	28,816	14,579	43,395
Illinois	82	598	--	680	7,370	5,032	12,402
Mississippi	2,182	978	--	3,160	100,037	105,775	205,812
Nevada	535	--	--	535	23,316	2,976	26,292
Oregon	340	--	--	340	--	45	45
Tennessee	178	--	--	178	3,000	3,000	6,000
	6,269	3,581	1,030	10,880	167,946	142,633	310,579

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

     Our mining operations are conducted on leased or owned land. The Georgia, Illinois and Mississippi mining leases generally require that we pay a minimum monthly rental to continue the lease term. The rental payments are generally applied against a stated royalty related to the number of unprocessed, or in some cases processed, tons of mineral extracted from the leased property. Many of our mining leases have no stated expiration dates. Some of our Georgia leases, however, do have expiration dates ranging from 2007 to 2053. We would not experience a material adverse effect from the expiration or termination of any of these leases. We have a variety of access arrangements, some of which are styled as leases, for manufacturing at facilities that are not contiguous with the related mines. We would not experience a material adverse effect from the expiration or termination of any of these arrangements. See also Item 1 above, Business—Reserves, for further information on our reserves.

     Certain of our land holdings in California are represented by unpatented mining claims we lease from the Bureau of Land Management. These leases generally give us the contractual right to conduct mining or processing activities on the land covered by the claims. The validity of title to unpatented claims, however, is dependent upon numerous factual matters. We believe the unpatented claims we lease are in compliance with all applicable federal, state and local mining laws, rules and regulations. Future amendments to existing federal mining laws, however, could have a prospective effect on mining operations on federal lands and include, among other changes, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of our unpatented claims may become uneconomic. We cannot predict the form that any such amendments might take or whether or when such amendments might be adopted. In addition, the construction and operation of processing facilities on these sites would require the approval of federal, state and local regulatory authorities. See Item 1A above for a discussion of other risks to our business related to our mining properties.

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

     The lease for the Alpharetta, Georgia facility expires in 2008. A portion of the Blue Mountain, Mississippi facility is leased from the Town of Blue Mountain in connection with industrial revenue bond financing we obtained in 1988. See Note 4 of the Notes to the Consolidated Financial Statements. Upon expiration of the relevant leases in 2008 and full payment of the bonds, we have the right to purchase the leased property for $100. The lease for the Chicago, Illinois corporate office space expires in 2018. The lease for the Wisbech, United Kingdom facility expires in 2032. The lease for the Coppet, Switzerland office is on a year-to-year basis. We consider that our properties are generally in good condition, are well maintained and are suitable and adequate to carry on our business.

ITEM 3 – LEGAL PROCEEDINGS

     We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business or financial condition.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our Common Stock is traded on the New York Stock Exchange under the symbol ODC. There is no established trading market for the Class B Stock. The number of holders of record of Common Stock and Class B stock on September 24, 2007 were 740 and 30, respectively, as reported by our transfer agent. There are no shares of Class A Common Stock currently outstanding. In the last three years, we have not sold any securities which were not registered under the Securities Act.

     On June 6, 2006, during our fiscal year 2006, our Board of Directors announced a five-for-four stock split, to be effected by a stock dividend of one-quarter share for each outstanding share of Common Stock and Class B Stock. The stock dividend was paid on September 8, 2006 to stockholders of record at the close of business on August 4, 2006. All shares outstanding, earnings per share numbers and balance sheet values have been restated to reflect the impact of the stock dividend.

     The following table sets forth, for the periods indicated, the high and low sales price for the Common Stock on the New York Stock Exchange and dividends per share paid on the Common Stock and Class B Common Stock. The fiscal 2006 prices and dividend amounts were restated to reflect the stock dividend described above.

			Cash
	Common Stock		Dividends
	Price Range		Per Share
				Class B
			Common	Common
	Low	High	Stock	Stock
Fiscal 2006:
First Quarter	$ 13.52	$ 14.64	$ 0.10	$ 0.07
Second Quarter	13.76	14.48	0.10	0.07
Third Quarter	14.00	18.04	0.10	0.07
Fourth Quarter	14.32	17.76	0.10	0.07
Total			0.40	0.28
Fiscal 2007:
First Quarter	$ 12.83	$ 16.19	$ 0.12	$ 0.09
Second Quarter	15.32	18.25	0.12	0.09
Third Quarter	15.79	18.83	0.12	0.09
Fourth Quarter	16.31	18.57	0.13	0.10
Total			0.49	0.37

     Our Board of Directors determines the timing and amount of its dividends each year. The declaration and payment of future dividends, if any, will depend, among other things, upon our future earnings, capital requirements, financial condition, legal requirements, contractual restrictions and other factors that our board of directors deems relevant. Our 1998 Note Agreement with Prudential Financial, our Credit Agreement with Harris N.A. dated January 27, 2006 and our 2005 Note Agreement with The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company require that certain minimum net worth and tangible net worth levels are to be maintained. To the extent that these balances are not attained, our ability to pay dividends may be impaired. See Note 4 of the Notes to the Consolidated Financial Statements. Our Board of Directors may change its dividend practice at any time.

Issuer Purchases of Equity Securities1

			(c)	(d)
	(a)		Total Number of	Maximum Number
	Total	(b)	Shares Purchased	of Shares that may
	Number of	Average	as Part of Publicly	yet be Purchased
For the Three Months	Shares	Price Paid	Announced Plans or	Under Plans or
Ended July 31, 2007	Purchased	per Share	Programs	Programs[2]

May 1, 2007 to
May 31, 2007	199	$18.00	199	314,936

June 1, 2007 to
June 30, 2007	--	--	--	314,936

July 1, 2007 to
July 31, 2007	--	--	--	314,936

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

PERFORMANCE GRAPH

     The following graph shows the annual cumulative total stockholders’ return for the five years ending July 31, 2007, on an assumed investment of $100 on July 31, 2002, in our Common Stock, the Russell Microcap Index and the Russell 2000-Material and Processing Economic Sector Index. Our Common Stock is included in the Russell Microcap Index and we consider the Russell 2000-Material and Processing Economic Sector Index to be our peer group. The graph assumes all dividends were reinvested.

Comparative Five-Year Total Returns

Oil-Dri Corporation, Russell Microcap, Russell 2000-Materials & Processing

(Performance results through 7/31/2007)

		2002	2003	2004	2005	2006	2007
ODC	☐	$100.00	$166.17	$234.01	$264.06	$300.01	$321.89
Russell Microcap	Δ	$100.00	$133.05	$157.36	$191.41	$196.74	$216.85
Russell 2000-Materials & Processing	à	$100.00	$106.51	$142.75	$183.52	$214.67	$284.89

ITEM 6 – SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF FINANCIAL DATA
(IN THOUSANDS EXCEPT FOR PER SHARE
AMOUNTS)

	2007	2006	2005	2004	2003
Summary of Operations
Net Sales	$212,117	$205,210	$187,868	$185,511	$173,041
Cost of Sales (1)	(166,417)	(167,136)	(147,513)	(142,263)	(137,413)
Gross Profit	45,700	38,074	40,355	43,248	35,628
Other Contractual Income & Charges	--	--	--	(1,250)	675
Loss on Impaired Long-Lived Assets	--	--	--	(464)	--
Gain on the Sale of Long-Lived Assets	--	415	--	--	--
Selling, General and Administrative Expenses (2)	(35,163)	(29,735)	(30,470)	(32,975)	(29,686)
Income from Operations	10,537	8,754	9,885	8,559	6,617
Other Income (Expense)
Interest Income	1,415	1,106	464	222	216
Interest Expense	(2,389)	(2,255)	(1,758)	(2,079)	(2,361)
Foreign Exchange (Losses) Gains	(23)	(95)	(244)	(26)	22
Gain on the Sale of Mineral Rights	--	--	--	--	139
Other, Net (3)	905	386	585	255	(291)
Total Other Expense, Net	(92)	(858)	(953)	(1,628)	(2,275)
Income before Income Taxes	10,445	7,896	8,932	6,931	4,342
Income Taxes	(2,785)	(2,637)	(2,392)	(1,898)	(1,259)
Net Income	$7,660	$5,259	$6,540	$5,033	$3,083
Average Shares Outstanding
Diluted (4)	7,028	7,219	7,455	7,452	7,135
Net Income per Share
Diluted (4)	$1.09	$0.73	$0.88	$0.68	$0.43
Important Highlights
Total Assets	$142,087	$139,547	$123,571	$128,875	$126,823
Long-Term Debt	$27,080	$31,160	$20,240	$23,320	$27,400
Working Capital	$50,895	$48,589	$40,562	$40,945	$35,396
Working Capital Ratio	2.9	2.8	2.8	2.5	2.4
Book Value per Share	$11.91	$10.73	$10.76	$10.55	$9.91
Dividends Declared	$3,117	$2,598	$2,251	$2,050	$1,883
Capital Expenditures	$7,757	$10,827	$7,311	$6,067	$4,882
Depreciation and Amortization	$7,498	$7,212	$7,429	$8,057	$8,534
Net Income as a Percent of Net Sales	3.6%	2.6%	3.5%	2.7%	1.8%
Return on Average Stockholders’ Equity	10.0%	7.2%	9.0%	7.1%	4.5%
Gross Profit as a Percent of Net Sales	21.5%	18.6%	21.5%	23.3%	20.6%
Operating Expenses as a Percent of Net Sales	16.6%	14.3%	16.2%	18.7%	16.8%

(1) In fiscal 2003, a change in the estimate of uncovered mineable clay resulted in a change in accounting estimate for prepaid overburden removal expense. The impact of this estimate revision for fiscal 2003 was an additional charge to cost of sales of approximately $630,000.

(2) In fiscal 2004, selling, general and administrative expenses included $700,000 of defense costs associated with the settlement of patent infringement litigation.

(3) In fiscal 2003, Other, Net Income (Expense) included a pre-tax $310,000 gain on real estate sales, a pre-tax $89,000 write-off associated with the closure of the Christmas Valley, Oregon production facility, a pre-tax $385,000 asset write-off and a pre-tax $350,000 goodwill write-off related to our investment in Kamterter.

In fiscal 2007, Other, Net Income (Expense) included pre-tax $389,000 proceeds from life insurance on former employees.

(4) Average shares outstanding and income (loss) per share for fiscal years 2003 through 2006 have been restated to reflect a five-for-four stock split, effected by a stock dividend of one-quarter share for each outstanding share of Common Stock and Class B Stock. The Board announced the stock dividend on June 6, 2006, during our fiscal year 2006. The stock dividend was paid on September 8, 2006 to shareholders of record at the close of business on August 4, 2006.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A (Risk Factors) in this Annual Report on Form 10-K.

OVERVIEW

     We develop, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other sorbent materials. Our principal products include cat litter, industrial and automotive floor absorbents, fluid purification and filtration bleaching clays, agricultural chemical carriers and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end customer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments, the Retail and Wholesale Products Group and the Business to Business Products Group. Each operating segment is discussed individually below. Additional detailed descriptions of the operating segments are included in Item 1 Business.

     On January 31, 2007, our market capitalization met the threshold required to become an “accelerated filer” under Rule 12b-2 of the Exchange Act. Consequently, the due date of this Form 10-K and subsequent Form 10-Q filings are accelerated from due dates in prior fiscal years. In addition, we are now required to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

     We reported net income of $7,660,000, or $1.09 per diluted share, for the year ended July 31, 2007, a 46% increase over net income of $5,259,000, or $.73 per diluted share, for the year ended July 31, 2006. Results for fiscal 2007 were driven by net sales growth in our Retail and Wholesale Products Group due to a focus on strategic pricing. We also addressed cost challenges through on-going cost savings programs and plant efficiency improvements. Procurement programs aimed at cost reduction throughout the organization included a focus on inventory reduction, capital management and purchased materials and services. Fiscal 2007 also brought some relief in the prices of natural gas and fuel oil used in our manufacturing processes, which reached record high levels in fiscal 2006 in the aftermath of hurricanes Katrina and Rita. Margins improved during fiscal 2007 as a result of our internal initiatives and lower fuel prices; however we continue to operate in a challenging competitive environment in the global market place. We face continuing cost pressures, particularly in manufacturing and transportation costs.

RESULTS OF OPERATIONS
FISCAL 2007 COMPARED TO FISCAL 2006

     Consolidated net sales for the year ended July 31, 2007, were $212,117,000, an increase of 3% from net sales of $205,210,000 in fiscal 2006. Our Retail and Wholesale Products Group drove the sales improvement. We focused on strategic pricing company-wide in an effort to recover declining margins. Net income for the year was $7,660,000, an increase of 46% from net income of $5,259,000 in fiscal 2006. A 91% increase in operating income for the Retail and Wholesale Products Group was a major contributor to the net income growth. The Business to Business Group reported lower net sales and operating income in fiscal 2007 due to the declining market for agricultural chemical carriers. This Group was also impacted more by increases in costs of materials.

BUSINESS TO BUSINESS PRODUCTS GROUP

     Net sales of the Business to Business Products Group for fiscal 2007 were $69,612,000, a decrease of $737,000 from net sales of $70,349,000 in fiscal 2006. Net sales of agricultural chemical carriers, animal health and nutrition products and co-packaged products all declined. Agricultural chemical carrier net sales decreased 14% due to 21% lower volume as genetically modified seed and other seed treatments continued to erode the market for these carriers. The decrease in carrier production also decreased the availability of the Group’s Flo-Fre product line (because our Flo-Fre product is a by-product of the manufacture of our agricultural chemical carriers), which in turn caused a further decline in net sales. Animal health and nutrition net sales decreased 16% due to the discontinued production of our Poultry Guard product during the second quarter of fiscal 2007; however, the discontinuation of this product did not have a material impact on net income. Our co-packaged traditional coarse cat litter net sales were down 2% in fiscal 2007. Coarse cat litter sales have declined in the overall cat litter market as scoopable cat litter sales have increased. In contrast, sports field products net sales were up 30% and volume was up 13%. The sports field product sales increase was driven by strong sales of baseball products and price increases. Fluids purification products also reported a 4% net sales increase due to higher prices and improved sales in certain overseas markets.

     The Business to Business Products Group’s operating income decreased 6% to $13,302,000 in fiscal 2007 from $14,181,000 in fiscal 2006. Although prices were higher in fiscal 2007, the price increases did not overcome higher costs and the overall 6% volume decline for the Group. Costs in fiscal 2007 were up approximately 7% for freight, 5% for packaging and 4% for materials compared to fiscal 2006. Increased selling and administrative expenses accounted for about a 4% reduction in income. Additional commission expense and a large bad debt charge were recorded in fiscal 2007.

RETAIL AND WHOLESALE PRODUCTS GROUP

     Net sales of the Retail and Wholesale Products Group for fiscal 2007 were $142,505,000, an increase of 6% from net sales of $134,861,000 reported in fiscal 2006. The growth was driven by sales of private label cat litter. Private label cat litter net sales were up 25% compared to fiscal 2006 due to price increases and 10% higher volume. The volume increase was due to both new distribution and new product offerings. Net sales of synthetic-based industrial absorbents were up 3% due to higher selling prices. Our clay-based floor absorbent net sales increased 2% due to higher prices which overcame a decline in volume. Our Canadian operation’s total net sales increased 5% in fiscal 2007. The Canadian net sales increase was driven by private label cat litter products due to higher prices and new products. Better management of trade promotions during fiscal 2007 also increased net sales for the Group. Partially offsetting these sales increases was a 2% reduction in branded cat litter net sales due to lower volume.

     The Retail and Wholesale Products Group’s operating income increased 91% to $16,162,000 in fiscal 2007 from $8,486,000 in fiscal 2006. Price increases, trade promotion changes and lower packaging costs overcame higher freight costs. Packaging costs were approximately 3% lower than fiscal 2006 due to procurement cost savings initiatives. Material costs in fiscal 2007 were up slightly with the prior year. Freight costs were up approximately 7% compared to fiscal 2006.

     Consolidated gross profit as a percentage of net sales in fiscal 2007 increased to 22% from 19% in fiscal 2006. Price increases, trade promotion changes and other cost savings initiatives were implemented in an attempt to bring our margins back to more historical levels. Although freight and material costs continued to rise, packaging costs decreased in fiscal 2007 due to procurement cost savings efforts. Further contributing to the improved gross profit was a 10% decrease in the cost of fuel used in the manufacturing process in fiscal 2007 compared to fiscal 2006; however, non-fuel manufacturing costs rose approximately 6%, which had a negative impact on gross profit. Non-fuel manufacturing costs increased for repairs, labor, electricity and other raw materials.

     Selling, general and administrative expenses as a percentage of net sales in fiscal 2007 increased to 17% from the 14% reported in fiscal 2006. The increase in fiscal 2007 expenses was primarily due to an increase in expenses for the estimated discretionary incentive bonus, audit fees, stock-based compensation and bad debt. The higher incentive bonus expense was based on the improved results in fiscal 2007. Additional audit expense was incurred to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 now that we have met the accelerated filer market capitalization threshold. Stock-based compensation expense increased due to the additional expense recorded relating to the stock split as described in Note 7 of the Notes to the Consolidated Financial Statements. Bad debt expense in fiscal 2007 included the write-off of a receivable from a sports product customer. In fiscal 2006, selling, general and administrative expenses were lower due to a gain on sale of water rights described in Note 2 of the Notes to the Consolidated Financial Statements.

     Interest expense for fiscal 2007 increased $134,000 from fiscal 2006 due to the new debt issuance described in Note 4 of the Notes to the Consolidated Financial Statements. The new debt issuance on December 16, 2005 was outstanding for twelve months in fiscal 2007 and for only seven and a half months in fiscal 2006. Interest income in fiscal 2007 increased $309,000 from fiscal 2006 due to increased interest rates in the market and increased average investment balances.

     Other income in fiscal 2007 increased $519,000 from fiscal 2006 due to insurance proceeds on life insurance policies on former employees and royalty income from the use of a trademark.

     Our effective tax rate was 27% of pre-tax income in fiscal 2007 versus 33% in fiscal 2006. The tax expense for fiscal 2006 included a $525,000 tax impact for the repatriation of previously accumulated untaxed foreign earnings and profits, as described in Note 5 of the Notes to the Consolidated Financial Statements. Excluding this additional tax expense, our fiscal 2006 effective tax rate would have been 27%, which is consistent with the rate for fiscal 2007.

     Total assets increased $2,540,000, or 2%, during fiscal 2007. Current assets increased $2,598,000, or 3%, from the fiscal 2006 year-end balances due to increases in cash and cash equivalents and accounts receivable. These changes are described in Liquidity and Capital Resources below. Conversely, prepaid overburden removal decreased due to the $1,686,000 pre-tax write-off upon implementation of EITF 04-06 described in Note 1 of the Notes to the Consolidated Financial Statements. The decrease in investments in treasury securities is due to timing of transfers to investments from cash and cash equivalents. Inventories decreased due to a concerted effort to reduce packaging inventory levels, lower fuel inventory and cost reduction initiatives.

     Property, plant and equipment, net of accumulated depreciation, increased $152,000 from the year-end balance in fiscal 2006. Vehicles increased due to the purchase of motor equipment used in mining operations and land increased due to the purchase of mining property. Buildings, machinery, equipment and office furniture decreased due to a comprehensive fixed asset inventory which resulted in a write-off of assets and their corresponding accumulated depreciation. The write-offs had no significant financial impact because most assets were fully depreciated. Construction in progress decreased as a large project in process at fiscal year-end 2006 was placed in service during fiscal 2007.

     Total liabilities decreased $4,466,000, or 7%, during fiscal 2007. Noncurrent liabilities decreased $4,758,000, mostly due to payment on long term debt. Current liabilities increased $292,000, or 1%, during fiscal 2007, due to an increase in accrued salaries. Accrued salaries included a higher incentive bonus accrual based on the improved financial results for fiscal 2007. The audit expense accrual, included in other accrued expenses, was higher due to additional expense to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 now that we have become an accelerated filer; however, lower accruals relating to packaging and fuel inventories offset the audit accrual increase resulting in an overall decrease in other accrued expenses. In addition, accrued trade spending decreased due to timing and reduction of promotions. Accounts payable also decreased due to normal timing of payments and reduction of packaging inventory levels.

FISCAL 2006 COMPARED TO FISCAL 2005

     Consolidated net sales for the year ended July 31, 2006 were $205,210,000, an increase of 9% from net sales of $187,868,000 in fiscal 2005. Net income for the year was $5,259,000, a decrease of 20% from net income of $6,540,000 in fiscal 2005. Diluted income per share was $.73 in fiscal 2006, versus $.88 in fiscal 2005.

     Fiscal 2006 net income was positively impacted by a 12% increase in net sales for the Business to Business Products Group and an 8% increase in net sales for the Retail and Wholesale Products Group. These sales improvements were driven by growth in both tons sold and price increases. Overall, we reported a 3% total tons sold increase in fiscal 2006 compared to fiscal 2005. Also, positively impacting net income for the year was a $415,000 gain on the sale of long-lived assets. See Note 2 of the Notes to the Consolidated Financial Statements for a discussion of this gain. Negatively impacting the results for fiscal 2006 were substantial material, packaging, freight and manufacturing cost increases. The impact of the cost increases were experienced by both our domestic and foreign operations. The cost increases were greater than the net sales increases described above and particularly impacted the Retail and Wholesale Products Group.

BUSINESS TO BUSINESS PRODUCTS GROUP

     Net sales of the Business to Business Products Group for fiscal 2006 were $70,349,000, an increase of $7,551,000 from net sales of $62,798,000 in fiscal 2005. Strong sales growth was seen in agricultural chemical carriers, co-manufactured and fluids purification products. Agricultural chemical carrier net sales increased 18% due to higher prices and 10% higher volumes. In fiscal 2005, agricultural chemical carrier volumes were particularly low due to customers using inventory carried over from the prior year and due to increasing acceptance of genetically modified and treated seed in the market. In fiscal 2006, sales volume rebounded as customer inventory levels returned to normal, however genetically modified seed continued to erode the market for these carriers. The increase in agricultural chemical carrier production also increased the availability of the Group’s Flo-Fre product line, which in turn caused a further increase in net sales. Co-manufactured products net sales increased 11% due to price increases. Fluids purification products reported a 15% net sales increase due to price increases and 10% higher volumes. Bleaching earth and filtration products benefited from sales efforts to increase their presence in the marketplace by increasing sales staff. Price competition remains intense for these products due to international edible oil processors contracting globally to leverage buying power. Sports products net sales were consistent with fiscal 2005. Animal health and nutrition products net sales were down 7% due to lower volume. The warm winter weather and a declining chicken market due to avian bird flu concerns resulted in 15% lower sales of Poultry Guard. ConditionAde net sales were down 3% as competition intensified; however, we believe our mycotoxin expertise and increased focus on mycotoxin issues worldwide will drive increased sales of ConditionAde in the future.

     The Business to Business Products Group’s operating income increased 6% to $14,181,000 in fiscal 2006 from $13,340,000 in fiscal 2005. The increased sales in agricultural chemical carriers, bleaching earth and filtration and co-manufactured products described above contributed significantly to the increase in income. Partially offsetting the increased sales were increased manufacturing and freight costs. Material costs increased 15%, packaging costs increased 8% and freight costs increased 5%. Higher selling and administrative expense increases accounted for about a 1% reduction in income.

RETAIL AND WHOLESALE PRODUCTS GROUP

     Net sales of the Retail and Wholesale Products Group for fiscal 2006 were $134,861,000, an increase of 8% from net sales of $125,070,000 reported in fiscal 2005. The growth was driven by sales of both branded and private label cat litters and industrial floor absorbent products. Net sales of branded cat litter increased 6%. Our branded scoopable litter products drove the sales growth with a 16% increase due to price increases and 12% higher volume. The higher volumes were driven by increases in existing base business, new distribution and new product offerings. Private label cat litter net sales were up 9% in fiscal 2006 due to price increases and a 7% volume increase. Our Canadian operation’s total net sales increased 8% in fiscal 2006, which was driven by private label cat litter products due to expanded distribution and price increases. Net sales of floor absorbents also increased 8% due to price increases.

     The Retail and Wholesale Products Group’s operating income decreased 27% to $8,486,000 in fiscal 2006 from $11,547,000 in fiscal 2005. Driving the segment’s income decline was a 14% increase in packaging costs, a 10% increase in material costs and a 7% increase in freight costs. Transportation and manufacturing fuel costs and resin prices have increased as the cost of oil has increased. Bag stock costs have increased with the price of paper. Selling price increases offset some of the increased freight, packaging and materials costs.

     Consolidated gross profit as a percentage of net sales for fiscal 2006 decreased to 19% from 22% in fiscal 2005. Freight, materials, fuel and packaging cost increases drove the decline in gross profit. Non-fuel manufacturing costs rose 5% per manufactured ton, which had a negative impact on gross profit. Also, as fuel costs increased, so did the cost of other utilities, services (contract mining and hauling) and repair parts used to maintain facilities. The cost of fuel used in the manufacturing processes increased 55% per manufactured ton on a full year basis, despite our forward purchase program. Overall volume and price increases were insufficient to compensate for the change in the key cost factors. General price increases and volume growth in agricultural chemical carriers, bleaching earth and filtration and co-manufactured products positively impacted the results.

     Operating expenses as a percentage of net sales for fiscal 2006 decreased to 14% from the 16% reported in fiscal 2005. Operating expenses in fiscal 2006 include stock-based compensation expense of $298,000 due to the implementation of FAS 123-R Share-Based Payments, as described in Note 7 of the Notes to the Consolidated Financial Statements, and a $415,000 gain on sale of long-lived assets. Operating expenses in fiscal 2005 were adversely impacted by approximately $660,000 of costs associated with our Sarbanes-Oxley Section 404 readiness effort. Excluding these items, operating expenses as a percentage of net sales in fiscal 2006 would remain at 14% and fiscal 2005 would have been 16%. The decrease in fiscal 2006 operating expense was driven by a reduction in bonus expense and a reduction in research and development costs. The reduction in research and development costs was due to a department reorganization that resulted in reduced headcount and a refocus of research efforts.

     Interest expense for fiscal 2006 increased $497,000 from fiscal 2005 due to the new debt issuance described in Note 4 of the Notes to the Consolidated Financial Statements. Interest income increased $642,000 from fiscal 2005 due to increased interest rates in the market and increased investment balances.

     Our effective tax rate was 33% of pre-tax income in fiscal 2006 versus 27% in fiscal 2005. The tax expense for fiscal 2006 included a $525,000 tax impact for the repatriation of previously accumulated untaxed foreign earnings and profits as discussed in Note 5 of the Notes to the Consolidated Financial Statements. Excluding this additional tax expense, our effective tax rate would have been 27%, which was consistent with the rate for fiscal 2005.

     Total assets increased $15,976,000, or 13%, during fiscal 2006. Current assets increased $12,606,000, or 20%, from the fiscal 2005 year-end balances. All categories of current assets increased, with the largest increases in investments in securities, inventories, accounts receivable, and cash and cash equivalents. The changes in accounts receivables and cash and investments are described in Liquidity and Capital Resources. Inventories increased due to the higher cost of materials and increased tons in ending inventory.

     Property, plant and equipment, net of accumulated depreciation, increased $3,395,000, or 7%, from the year-end balance in fiscal 2005. All categories of property, plant and equipment increased, with the largest increase in machinery and equipment.

     Total liabilities increased $16,594,000, or 33%, during fiscal 2006. Current liabilities increased $4,579,000, or 20%, during fiscal 2006, primarily due to increases in accounts payable, other accrued expenses and current notes payable. The increases in accounts payable and other accrued expenses are primarily related to the increase in energy and packaging costs as well as increased sales. Accrued interest also increased due to the new debt. The increase in current notes payable is related to the scheduled payment of debt. Non-current liabilities increased $12,015,000, or 44%. The primary reason for this increase was that notes payable increased due to the $15,000,000 new debt issuance, described in Note 4 of the Notes of the Consolidated Financial Statements, offset by payments on debt made during the year. The accruals for pension and other postretirement benefits were also higher at the end of fiscal 2006.

FOREIGN OPERATIONS

     Net sales by our foreign subsidiaries during fiscal 2007 were $16,957,000, or 8% of total company net sales. This represents an increase of $570,000, or 3%, from fiscal 2006, in which foreign subsidiary net sales were $16,387,000, or 8% of total company net sales. This increase in net sales was seen in our Canadian subsidiary, while our United Kingdom subsidiary’s net sales were flat with fiscal 2006. Our Canadian subsidiary’s net sales increase was driven by private label cat litter products. The introduction of new products and higher prices improved private label cat litter sales. For fiscal 2007, our foreign subsidiaries reported net income of $330,000, an increase of $63,000 from the $267,000 net income reported in fiscal 2006. Price increases helped overcome higher costs in both our Canadian and United Kingdom subsidiaries. Identifiable assets of our foreign subsidiaries as of July 31, 2007, were $9,775,000, compared to $9,404,000 as of July 31, 2006. Most of the increase in identifiable assets was in cash and cash equivalents.

     Net sales by our foreign subsidiaries during fiscal 2006 were $16,387,000, or 8% of total company net sales. This represents an increase of $1,932,000, or 13%, from fiscal 2005, in which foreign subsidiary net sales were $14,455,000, or 8% of total company sales. This increase in sales was seen in both our Canadian and United Kingdom subsidiaries. Our Canadian subsidiary’s sales net increase was driven by private label cat litter products. Expanded distribution and price increases contributed to part of this increase. Offsetting some of this increase in Canada was a decline in industrial products net sales due to weaker industrial economic conditions in the market. The increase in our United Kingdom subsidiary’s net sales was partially driven by new customers for that location. For fiscal 2006, our foreign subsidiaries reported net income of $267,000, a reduction of $78,000 from the $345,000 net income reported in fiscal 2005. The reduction to net income for the year was driven by increased material, freight and packaging costs in our Canadian subsidiary. Both our Canadian and United Kingdom subsidiaries faced material sourcing issues which contributed to part of the material cost increases. Escalating energy costs accounted for much of the rest of the increase. Identifiable assets of our foreign subsidiaries as of July 31, 2006, were $9,404,000, compared to $11,579,000 as of July 31, 2005. Most of the decrease in identifiable assets was in cash and cash equivalents. Certain investments were liquidated to facilitate the repatriation of previously untaxed foreign earnings and profits. See Note 5 of the Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements include funding working capital needs, the purchasing and upgrading of real estate, equipment and facilities, and investing in infrastructure and potential acquisitions. We principally have used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements. Cash, cash equivalents and short-term investments totaled $30,027,000, $25,855,000 and $19,435,000 at July 31, 2007, 2006 and 2005, respectively. As of July 31, 2007, there were no outstanding borrowings under our $15,000,000 revolving credit facility with Harris N.A.

     The following table sets forth certain elements of our Consolidated Statements of Cash Flows (in thousands):

	Fiscal Year Ended
	July 31,	July 31,	July 31,
	2007	2006	2005
Net cash provided by operating activities	$16,851	$10,635	$12,985
Net cash used in investing activities	(5,467)	(14,979)	(3,575)
Net cash (used in) provided by financing activities	(5,546)	5,560	(9,638)
Effect of exchange rate changes on cash and cash equivalents	(312)	(554)	(175)
Net increase (decrease) in cash and cash equivalents	5,526	662	(403)

Net cash provided by operating activities

     Net cash provided by operations increased $6,216,000 in fiscal 2007 to $16,851,000. The increase was primarily due to increases in net income during fiscal 2007, sale of fixed assets, non-cash stock compensation expense, deferred income taxes and other non-cash charges and changes in working capital. Net cash provided by operations decreased $2,350,000 to $10,635,000 in fiscal 2006. The decrease was due primarily to a decrease in net income during fiscal 2006, other non-cash charges and changes in working capital. For fiscal years 2007, 2006 and 2005 the primary components of working capital that impacted operating cash flows were as follows:

     Accounts receivable, less allowance for doubtful accounts, increased $1,818,000 at fiscal year-end 2007 compared to fiscal year-end 2006. The increase was due to strong fiscal 2007 fourth quarter net sales which were 5% higher than fiscal 2006 fourth quarter net sales. Accounts receivable, less allowance for doubtful accounts, at fiscal year-end 2006 increased by $2,631,000 compared to fiscal year-end 2005. The increase was due to net sales in fiscal 2006 fourth quarter which were 12% higher than fiscal 2005 fourth quarter net sales.

     Inventories decreased at fiscal year-end 2007 compared to fiscal year-end 2006 by $460,000 due to a concerted effort to reduce packaging inventory levels, lower fuel inventory and procurement cost reduction initiatives. Inventories increased at fiscal year-end 2006 compared to fiscal year-end 2005 by $3,011,000 reflecting higher cost of materials and fuel and increased tons in ending inventory.

     Prepaid overburden removal expense was zero at fiscal year-end 2007. As described in Note 1 of the Notes to the Consolidated Financial Statements, we wrote off the August 1, 2006 balance of our prepaid overburden removal expense account to opening retained earnings. Beginning in fiscal 2007, production stripping costs have been treated as a variable inventory production cost and are included in cost of sales in the period they are incurred. Prepaid overburden removal expense was $316,000 higher at fiscal year-end 2006 compared to fiscal year-end 2005, under the prior accounting principle, due to different amounts of non-usable material that needed to be removed from the various sites.

     Accounts payable decreased $1,415,000 at fiscal year-end 2007 compared to fiscal year-end 2006 due to timing of payments. Accrued expenses increased $1,628,000 due to a higher incentive bonus accrual at fiscal year-end 2007 based on the improved financial results for the year. The audit expense accrual was also higher due to additional expense to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 now that we have met the accelerated filer market capitalization threshold. Partially offsetting these increases were lower accrued expense for packaging and fuel due to the lower inventory levels and a decrease in accrued trade spending. Accounts payable and other accrued expenses increased $3,775,000 at fiscal year-end 2006 compared to fiscal year-end 2005 due to increased energy and packaging costs.

Net cash used in investing activities

     Cash used in investing activities was $5,467,000 in fiscal 2007 versus $14,979,000 in fiscal 2006. Capital expenditures were $3,070,000 lower in fiscal 2007. Capital expenditures in fiscal 2006 included a large project to increase plant production capacities. During fiscal 2007, net dispositions of investment securities were $2,233,000. During fiscal 2006, cash available from new long-term debt financing was used for net purchases of debt and investment securities of $5,158,000. Cash used in investing activities was $3,575,000 in fiscal 2005. Capital expenditures were $7,311,000 and net dispositions of debt and investment securities were $3,699,000 in fiscal 2005.

Net cash (used in) provided by financing activities

     Cash used in financing activities was $5,546,000 in fiscal 2007 compared to cash provided by financing activities of $5,560,000 in fiscal 2006. Cash was used in fiscal 2007 primarily for principal payments on long-term debt and to pay dividends. Both of these amounts were higher than similar payments in fiscal 2006. In addition, proceeds from issuance of treasury and common stock during fiscal 2007 were lower compared to fiscal 2006 due to less stock option exercise activity. During fiscal 2006, $15,000,000 was provided by proceeds from issuance of long-term debt; however, this cash inflow was partially offset by cash used to repurchase Common Stock of $7,811,000. There were no significant repurchases of Common Stock in fiscal 2007. In fiscal 2005, cash used in financing activities was $9,638,000. In addition to principal payments on long-term debt and dividends, $8,214,000 was spent to repurchase Common Stock. Proceeds from issuance of treasury stock and Common Stock relating to stock option exercises during fiscal 2005 were $4,596,000.

Other

     Total cash and investment balances held by our foreign subsidiaries at July 31, 2007, 2006 and 2005 were $1,013,000, $477,000 and $3,427,000, respectively. Certain investments held by our foreign subsidiaries were liquidated in fiscal 2006 to facilitate the repatriation of previously untaxed foreign earnings and profits. See Note 5 of the Notes to the Consolidated Financial Statements.

     We received cash grants of approximately $590,000 in fiscal 2006 and $1,200,000 in fiscal 2005 from the State of Illinois. The money from these grants was used to enhance processing capabilities at our Mounds, Illinois production facility. These funds were accounted for on a “net” grant accounting basis; therefore they were not shown as a cash in-flow or a capital expenditure outflow. The grant funds were completely utilized at the end of the fiscal year in which they were received.

     As part of the normal course of business, we guarantee certain debts and trade payables of our wholly-owned subsidiaries. These arrangements are made at the request of the subsidiaries’ creditors, as separate financial statements are not distributed for the wholly-owned subsidiaries. As of July 31, 2007, the value of these guarantees was $250,000 of short-term liabilities, $90,000 of lease liabilities and $2,500,000 of long-term debt.

     Our capital requirements are subject to change as business conditions warrant and opportunities arise. The tables in the following subsection summarize our contractual obligations and commercial commitments at July 31, 2007 for the timeframes indicated.

     We entered into an unsecured revolving credit agreement with Harris N.A on January 27, 2006, pursuant to which we may borrow up to $15,000,000 from time to time. Our payment obligations under this credit agreement are guaranteed by certain of our subsidiaries. The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to acquire or dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2007, we had $15,000,000 available under this credit facility and were in compliance with our covenants.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

     The following table summarizes our significant contractual obligations at July 31, 2007, and the effect such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less Than 1
Contractual Obligations	Total	Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$31,160,000	$4,080,000	$8,780,000	$7,100,000	$11,200,000
Interest on Long-Term Debt	7,734,000	1,905,000	2,824,000	1,920,000	1,085,000
Operating Leases	9,526,000	1,455,000	2,181,000	1,544,000	4,346,000
Unconditional Purchase Obligations	7,990,000	7,990,000	--	--	--
Total Contractual Cash Obligations	$56,410,000	$15,430,000	$13,785,000	$10,564,000	$16,631,000

     We are not required to make a contribution to our defined benefit pension plan in fiscal 2008. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions.

	Amount of Commitment Expiration Per Period
	Total
Other Commercial	Amounts	Less Than 1
Commitments	Committed	Year	1 – 3 Years	4 – 5 Years	After 5 Years
Standby Letters of Credit	$262,000	$262,000	$--	$--	$--
Other Commercial Commitments	18,090,000	18,090,000	--	--	--
Total Commercial Commitments	$18,352,000	$18,352,000	$--	$--	$--

     The expected timing of payments of the obligations above is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

OFF BALANCE SHEET ARRANGEMENTS

     We do not have any unconsolidated special purpose entities. As of July 31, 2007, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

     Stock Split Effected by a Stock Dividend. Our Board announced a stock dividend on June 6, 2006, during our fiscal year 2006. The stock dividend was paid in fiscal 2007, on September 8, 2006, to stockholders of record at the close of business on August 4, 2006. Accordingly, shares outstanding, income (loss) per share, dividends per share, common stock price ranges and balance sheet values for all years presented have been restated to reflect the five-for-four stock split effected by a stock dividend of one-quarter share for each outstanding share of Common Stock and Class B Stock and the adjustment to aggregate par value has been made.

     Trade Receivables. Trade receivables are recognized when the risk of loss and title pass to the customer consistent with the Revenue Recognition policy. See Note 1 of the Notes to the Consolidated Financial Statements. We provide for an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts and analysis of specific accounts. A customer is determined to be uncollectible when we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. While management believes our allowance for doubtful accounts is reasonable, the unanticipated default by a customer with a material trade receivable could occur. We recorded an allowance for doubtful accounts of $569,000 and $567,000 at July 31, 2007 and 2006, respectively.

     Inventories. Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales divisions to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at July 31, 2007 and 2006 were $199,000 and $307,000, respectively. The lower fiscal 2007 reserve is due to a concerted effort to reduce inventory levels and to identify and dispose of obsolete inventory.

     Prepaid Overburden Removal and Mining Costs. We mine sorbent materials on property that we either own or lease as part of our overall operations. A significant part of our mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of our production processes.

     As of August 1, 2006, we adopted EITF Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (“EITF No. 04-06”), which changed our reporting of post-production stripping costs. Beginning in the first quarter of fiscal year 2007, production costs were treated as a variable inventory production cost and were included in cost of sales in the period they were incurred. We had $1,686,000 of prepaid expense recorded on our consolidated balance sheet as of July 31, 2006. In accordance with the transition guidance provided by this new pronouncement, on August 1, 2006, we wrote off the balance of our prepaid overburden removal expense account to opening retained earnings, with no charge to current earnings. The results for prior periods have not been restated. The cumulative effect adjustment reduced opening retained earnings by $1,235,000, eliminated the $1,686,000 balance of the prepaid overburden removal expense account and adjusted our tax accounts by $451,000.

     Prior to fiscal 2007, the cost of the overburden removal was recorded in a prepaid expense account and, as the usable sorbent material was mined, the prepaid overburden removal expense was amortized over the estimated available material. To determine the value of prepaid overburden, our mining personnel survey the individual mining areas. The estimation work is conducted utilizing a combination of manual and computerized survey tools. Once the survey data is recorded, it is charted on numerous topographical maps of the mining areas. Finally, estimates are developed based on the survey data, maps and professional judgment of the mining engineers.

     In fiscal 2007, under EITF No. 04-06, we recorded approximately $1,293,000 in stripping costs. In fiscal 2006 we amortized to current expense approximately $2,134,000 of previously recorded prepaid expense. The new expense recognition methodology under EITF No. 04-06 resulted in approximately $500,000 less expense recognized in fiscal 2007.

     Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral patents, including legal fees and drilling expenses, are also capitalized. Pre-production development costs on new mines and any prepaid royalties that may be offset against future royalties due upon extraction of the mineral are also capitalized. All exploration related costs are expensed as incurred.

     Reclamation. During the normal course of our overburden removal activities we perform on-going reclamation activities. As overburden is removed from a pit, it is hauled to a previously mined pit and used to refill older sites. This process allows us to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing the liability of the reclamation process.

     On an annual basis we evaluate our potential reclamation liability in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and with FASB Interpretation No. 47 (as amended), “Accounting for Conditional Asset Retirement Obligations.” As of July 31, 2007 and 2006, we have recorded an estimated net reclamation asset of $216,000 and $147,000, respectively, and a corresponding estimated reclamation liability of $499,000 and $370,000, respectively. These values represent the discounted present value of the estimated future mining reclamation costs at the production plants. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge, once again over the estimated useful lives of the mines.

     Accounting for reclamation obligations requires management to make estimates unique to each mining operation of the future costs we will incur to complete the reclamation work required to comply with existing laws and regulations. Actual costs incurred in the future could differ from estimated amounts. Future changes to environmental laws could increase the extent of reclamation work required. Any such increases in future costs could materially impact the amount incurred for reclamation costs.

     Impairment of goodwill, trademarks and other intangible assets. Carrying values of goodwill, trademarks and other indefinite lived intangible assets are reviewed periodically for possible impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Our impairment review is based on a discounted cash flow approach that requires significant judgment with respect to volume, revenue, expense growth rates and the selection of an appropriate discount rate. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the first quarter of the fiscal year and we use judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts may indicate that an asset has become impaired. Our analysis in the first quarter of fiscal 2007 did not indicate any impairment. We continue to monitor events, circumstances or changes in the business that might imply a reduction in value and might lead to impairment.

     Trade Promotions and Advertising. We routinely commit to one-time or on-going trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience with trade spending patterns and that of the industry, current trends and forecasted data. While management believes our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations.

     Advertising costs include printed materials, participation in industry conventions and shows and market research. Advertising costs for print media are expensed when the advertising occurs. All other advertising costs are expensed when incurred. All advertising costs are part of selling, general and administrative expenses.

     We have accrued liabilities at the end of each period for the estimated trade spending and advertising programs. We recorded reserves of $2,395,000 and $3,522,000 for trade promotions and advertising liabilities at July 31, 2007 and 2006, respectively.

     Stock-Based Compensation. On August 1, 2005 we adopted Financial Accounting Standards (“FAS”) No. 123-R “Share-Based Payments” (“FAS 123-R”). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. FAS 123-R requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. We adopted the pronouncement using a modified prospective application. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts have not been restated.

     The fair value of stock-based compensation was estimated on the grant date using the Black-Scholes Option Pricing Method and is recognized as expense over the appropriate vesting period. This method requires management to make certain estimates, including estimating the expected term of stock options, expected volatility of our stock and expected dividends. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on our Consolidated Financial Statements. We recognized share-based compensation expense of $790,000 in fiscal 2007 and $330,000 in fiscal 2006, net of related tax effect. This includes expense related to stock option grants and amortization of restricted stock.

     Prior to the adoption of FAS 123-R, we had applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related other interpretations to account for our stock option plans. Under APB 25, we applied the intrinsic value method. All of the outstanding options issued under the plans had exercise prices equal to the market value on the day of issue. Accordingly, we did not record any compensation expense associated with our issuance of stock options. Had we accounted for stock-based compensation in accordance with SFAS No. 123-R, we would have reported approximately $325,000 additional employee compensation expense (net of related tax effect) in fiscal year 2005. See Note 7 of the Notes of the Consolidated Financial Statements for further discussion.

     Pension and Postretirement Benefit Costs. Our pension and postretirement benefit obligations and the related effects on results of operations are calculated using actuarial models. In order to measure the expense and obligations, we must make a variety of estimates including two critical assumptions for the discount rate used to value certain liabilities and the expected return on plan assets set aside to fund these costs. We evaluate these critical assumptions at least annually. Other assumptions involving demographic factors, such as retirement age, mortality and turnover, are evaluated periodically and are updated to reflect actual experience. As these assumptions change from period to period, recorded pension and postretirement benefit amounts and funding requirements could also change. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

     The discount rate is based on a market benchmark rate that is of comparable duration to the plan’s liabilities. Specifically, the discount rate was based on the Citigroup Pension Liability Index. The rate was rounded to the nearest 25 basis points. Our determination of pension expense or income is based on a market-related valuation of plan assets, which is the fair market value. Our expected rate of return on plan assets is determined based on asset allocations and historical experience. The expected long-term rate of inflation and risk premiums for the various asset categories are based on general historical returns and inflation rates. The target allocation of assets is used to develop a composite rate of return assumption.

     As of July 31, 2007, we adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS No. 158 is an amendment of SFAS Nos. 87, 88, 106, and 132(R) and is intended to improve financial reporting of pension and postretirement benefit plans. This statement requires employers to a) recognize the funded status of a benefit plan, determined as the difference between the fair value of plan assets and the benefit obligation, as an asset or liability in the statement of financial position, b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, c) measure the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, which we have used historically, and d) include additional disclosures in the notes to the financial statements about effects on net periodic benefit cost that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. See Note 8 of the Notes of the Consolidated Financial Statements for further discussion and the impact of implementing this pronouncement.

     Income Taxes. Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

     We determine our current and deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The tax effect of the reversal of tax differences is recorded at rates currently enacted for each jurisdiction in which we operate. To the extent that temporary differences will result in future tax benefit, we must estimate the timing of their reversal and whether taxable operating income in future periods will be sufficient to fully recognize any deferred tax assets. We maintain valuation allowances where it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the income tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings and other factors that could effect the realization of deferred tax assets. We recorded valuation allowances for income taxes of $1,900,000 and $1,831,000 at July 31, 2007 and 2006, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this Statement are effective at the beginning of our fiscal year ending July 31, 2009. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The Statement also establishes presentation and disclosure requirements relating to items measured at fair value. The provisions of this Statement are to be applied prospectively and are effective at the beginning of our fiscal year ending July 31, 2009. We are currently evaluating the impact of adoption of SFAS No. 159 on our consolidated financial statements.

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

     In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The pronouncement provides a recognition threshold and measurement guidance for the financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We expect to implement FIN No. 48 for our first quarter of fiscal year 2008. We are currently reviewing this pronouncement, but we believe it will not have a material impact on our consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We had two interest rate swap agreements outstanding as of July 31, 2007. We believe that the market risk arising from holdings of our financial instruments is not material.

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

     We are exposed to commodity price risk with respect to fuel. We plan to contract for approximately half of our fuel needs for fiscal 2008 using forward purchase contracts to manage the volatility in fuel prices related to this exposure. All contracts are related to the normal course of business and no contracts are entered into for speculative purposes. The weighted average cost of our natural gas contracts has been estimated to be approximately 5% higher than the contracts for fiscal 2007.

     The following table provides information about our natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2008. The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on September 24, 2007.

Commodity Price Sensitivity
Natural Gas Future Contracts
For the Year Ending July 31, 2008
	Expected 2008
	Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	920,000

Weighted Average Price (Per MMBtu)	$8.69

Contract Amount ($ U.S., in thousands)	$7,990	$6,735

     Factors that could influence the fair value of the natural gas contracts, include, but are not limited to, the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, and the general demand for natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world. Some of these same events have allowed us to mitigate the impact of the natural gas contracts by the continued, and in some cases expanded, use of recycled oil in our manufacturing processes. Accurate estimates of the impact that these contracts may have on our fiscal 2008 financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.

     Please also see Item 1A above, “Risk Factors,” for a discussion of these and other risks and uncertainties we face in our business.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	July 31,
	2007	2006
	(in thousands of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$12,133	$6,607
Investment in treasury securities	17,894	19,248
Accounts receivable, less allowance of $569 and $567
in 2007 and 2006, respectively	27,933	26,115
Inventories	15,237	15,697
Prepaid overburden removal expense	--	1,686
Deferred income taxes	788	1,722
Prepaid expenses and other assets	4,315	4,627
Total Current Assets	78,300	75,702

Property, Plant and Equipment, at Cost
Buildings and leasehold improvements	23,426	23,727
Machinery and equipment	99,240	101,001
Office furniture and equipment	9,231	11,578
Vehicles	6,933	5,976
	138,830	142,282
Less accumulated depreciation and amortization	(100,033)	(107,496)
	38,797	34,786
Construction in progress	1,509	5,713
Land	11,139	10,794
Total Property, Plant and Equipment, Net	51,445	51,293

Other Assets
Goodwill	5,162	5,162
Trademarks and patents (Net of accumulated amortization
of $327 and $308 in 2007 and 2006, respectively)	817	780
Debt issuance costs (Net of accumulated amortization
of $450 and $393 in 2007 and 2006, respectively)	413	444
Licensing agreements (Net of accumulated amortization
of $2,757 and $2,558 in 2007 and 2006, respectively)	682	881
Deferred income taxes	1,618	1,151
Other	3,650	4,134
Total Other Assets	12,342	12,552
Total Assets	$142,087	$139,547

The accompanying notes are an integral part of the consolidated financial statements.

	July 31,
	2007	2006
	(in thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of notes payable	$4,080	$4,080
Accounts payable	6,181	7,596
Dividends payable	833	754
Accrued expenses
Salaries, wages and commissions	7,052	3,492
Trade promotions and advertising	2,395	3,522
Freight	1,305	1,377
Other	5,559	6,292
Total Current Liabilities	27,405	27,113

Noncurrent Liabilities
Notes payable	27,080	31,160
Deferred compensation	4,756	4,093
Other	2,604	3,945
Total Noncurrent Liabilities	34,440	39,198
Total Liabilities	61,845	66,311

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,270,167
shares in 2007 and 7,158,158 in 2006	727	716
Class B Stock, par value $.10 per share, issued 2,234,538
shares in 2007 and 2,234,544 in 2006	223	223
Additional paid-in capital	20,150	18,072
Restricted unearned stock compensation	(991)	(1,308)
Retained earnings	100,503	97,390
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	59	46
Adoption of FAS 158 (see Note 8)	857	--
Cumulative translation adjustment	507	179
	122,035	115,318
Less treasury stock, at cost (2,286,226 Common and
324,741 Class B shares at July 31, 2007 and 2,304,103
Common and 324,741 Class B shares at July 31, 2006)	(41,793)	(42,082)
Total Stockholders’ Equity	80,242	73,236
Total Liabilities and Stockholders' Equity	$142,087	$139,547

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2007	2006	2005
	(in thousands, except for per share data)
Net Sales	$212,117	$205,210	$187,868
Cost of Sales	(166,417)	(167,136)	(147,513)
Gross Profit	45,700	38,074	40,355
Gain on Sale of Long-Lived Assets	--	415	--
Selling, General and Administrative Expenses	(35,163)	(29,735)	(30,470)
Income from Operations	10,537	8,754	9,885
Other Income (Expense)
Interest income	1,415	1,106	464
Interest expense	(2,389)	(2,255)	(1,758)
Foreign exchange losses	(23)	(95)	(244)
Other, net	905	386	585
Total Other Expense, Net	(92)	(858)	(953)
Income Before Income Taxes	10,445	7,896	8,932
Income Taxes	(2,785)	(2,637)	(2,392)
Net Income	$7,660	$5,259	$6,540

Net Income Per Share
Basic Common	$1.22	$0.83	$1.02
Basic Class B Common	$0.90	$0.61	$0.76
Diluted	$1.09	$0.73	$0.88

Average Shares Outstanding
Basic Common	4,902	5,005	5,047
Basic Class B Common	1,834	1,822	1,818
Diluted	7,028	7,219	7,455

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME

	Number of Shares		$ Amounts ( in thousands)

						Restricted		Accumulated
	Common		Common	Additional		Unearned		Other	Total
	& Class B	Treasury	& Class B	Paid-In	Retained	Stock	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Stock	Capital	Earnings	Compensation	Stock	Income/(Loss)	Equity
Balance, July 31, 2004	8,750,477	(1,880,812)	$875	$9,164	$90,985	$(9)	$(28,063)	$(694)	$72,258

Net Income			--	--	6,540	--	--	--	6,540
Cumulative Translation Adjustments			--	--	--	--	--	412	412
Unrealized gain on marketable Securities			--	--	--	--	--	38	38
Total Comprehensive Income									6,990
Dividends Declared			--	--	(2,251)	--	--	--	(2,251)
Purchases of Treasury Stock		(463,500)	--	--	--	--	(8,066)	--	(8,066)
Issuance of Stock Under 1995 Long-
Term Incentive Plan	382,680	48,721	38	4,571	(383)	(93)	763	--	4,896
Amortization of Restricted Stock			--	--	--	27	--	--	27
Balance, July 31, 2005	9,133,157	(2,295,591)	$913	$13,735	$94,891	$(75)	$(35,366)	$(244)	$73,854

Net Income			--	--	5,259	--	--	--	5,259
Cumulative Translation Adjustments			--	--	--	--	--	461	461
Unrealized gain on marketable Securities			--	--	--	--	--	8	8
Total Comprehensive Income									5,728
Dividends Declared			--	--	(2,598)	--	--	--	(2,598)
Purchases of Treasury Stock		(382,045)	--	--	--	--	(7,811)	--	(7,811)
Issuance of Stock Under 2006 Long-
Term Incentive Plan	259,545	48,792	26	3,517	(162)	(1,386)	1,095	--	3,090
Share-based Compensation			--	820	--	--	--	--	820
Amortization of Restricted Stock			--	--	--	153	--	--	153
Balance, July 31, 2006	9,392,702	(2,628,844)	$939	$18,072	$97,390	$(1,308)	$(42,082)	$225	$73,236

Net Income			--	--	7,660	--	--	--	7,660
Cumulative Translation Adjustments			--	--	--	--	--	328	328
Unrealized gain on marketable Securities			--	--	--	--	--	13	13
Adoption of FAS 158 (see Note 8)			--	--	--	--	--	857	857
Total Comprehensive Income									8,858
Dividends Declared			--	--	(3,117)	--	--	--	(3,117)
Adoption of EITF 04-06 (see Note 1)			--	--	(1,235)	--	--	--	(1,235)
Purchases of Treasury Stock		(873)	--	--	--	--	(16)	--	(16)
Issuance of Stock Under 2006 Long-
Term Incentive Plan	112,003	18,750	11	992	(195)	--	305	--	1,113
Share-based Compensation			--	1,086	--	--	--	--	1,086
Amortization of Restricted Stock			--	--	--	317	--	--	317
Balance, July 31, 2007	9,504,705	(2,610,967)	$950	$20,150	$100,503	$(991)	$(41,793)	$1,423	$80,242

The accompanying statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2007	2006	2005
	(in thousands of dollars)
Cash Flows from Operating Activities
Net Income	$7,660	$5,259	$6,540
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	7,498	7,212	7,429
Amortization of investment discounts	(879)	(600)	(226)
Non-cash stock compensation expense	1,078	451	--
Excess tax benefits for share-based payments	(325)	(516)	--
Deferred income taxes	761	192	952
Provision for bad debts	323	127	27
Loss (Gain) on the sale of property, plant and equipment	525	(309)	370
(Increase) decrease in:
Accounts receivable	(2,141)	(2,631)	531
Inventories	460	(3,011)	(287)
Prepaid overburden removal expense	--	(316)	1,037
Prepaid expenses	312	(280)	(740)
Other assets	821	345	(144)
Increase (decrease) in:
Accounts payable	(934)	2,759	(26)
Accrued expenses	1,628	1,016	(3,075)
Deferred compensation	663	443	195
Other liabilities	(599)	494	402
Total Adjustments	9,191	5,376	6,445
Net Cash Provided by Operating Activities	16,851	10,635	12,985

Cash Flows from Investing Activities
Capital expenditures	(7,757)	(10,827)	(7,311)
Proceeds from sale of property, plant and equipment	57	1,006	37
Purchases of investments in debt securities	--	(3,287)	(250)
Maturities of investments in debt securities	--	3,679	2,834
Purchases of investment in treasury securities	(55,217)	(65,336)	(28,057)
Dispositions of investment in treasury securities	57,450	59,786	29,172
Net Cash Used in Investing Activities	(5,467)	(14,979)	(3,575)

Cash Flows from Financing Activities
Principal payments on long-term debt	(4,080)	(3,080)	(4,080)
Proceeds from issuance of long-term debt	--	15,000	--
Dividends paid	(3,038)	(2,403)	(2,206)
Purchase of treasury stock	(16)	(7,811)	(8,214)
Proceeds from issuance of treasury stock	111	631	449
Proceeds from issuance of common stock	1,003	2,460	4,147
Excess tax benefits for share-based payments	325	516	--
Other, net	149	247	266
Net Cash (Used in) Provided by Financing Activities	(5,546)	5,560	(9,638)
Effect of exchange rate changes on cash and cash equivalents	(312)	(554)	(175)
Net Increase (Decrease) in Cash and Cash Equivalents	5,526	662	(403)
Cash and Cash Equivalents, Beginning of Year	6,607	5,945	6,348
Cash and Cash Equivalents, End of Year	$12,133	$6,607	$5,945

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Oil-Dri Corporation of America and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

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

STOCK SPLIT EFFECTED BY A STOCK DIVIDEND

       Our Board announced a stock dividend on June 6, 2006, during our fiscal year 2006. The stock dividend was paid in fiscal 2007 on September 8, 2006, to stockholders of record at the close of business on August 4, 2006. Accordingly, shares outstanding, income (loss) per share, dividends per share, common stock price ranges and balance sheet values for all years presented have been restated to reflect the five-for-four stock split effected by a stock dividend of one-quarter share for each outstanding share of Common Stock and Class B Stock and the adjustment to aggregate par value has been made.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

       Inventories are valued at the lower of cost (first-in, first-out) or market. We recorded inventory obsolescence reserves of approximately $199,000 and $307,000 for the fiscal years ended July 31, 2007 and 2006, respectively. The composition of inventories as of July 31, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)
Finished goods	$9,012	$8,408
Packaging	3,118	3,688
Other	3,107	3,601
	$15,237	$15,697

TRANSLATION OF FOREIGN CURRENCIES

       Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

INTANGIBLES AND GOODWILL

       Intangibles are amortized on a straight-line basis over periods ranging from seven to twenty years. We periodically review intangibles and goodwill to assess recoverability from projected discounted cash flows of the related operating entities. Our review is based on discounted cash flow and other approaches that require significant judgment with respect to volume, revenue, expense growth rates and the selection of an appropriate discount rate. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the first quarter of the fiscal year and we use judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts may indicate that an asset has become impaired.

PREPAID OVERBURDEN REMOVAL AND MINING COSTS

       As part of our overall operations, we mine sorbent materials on property that we either own or lease. A significant part of our overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of our production processes.

       As of August 1, 2006, we adopted EITF Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (“EITF No. 04-06”), which changed our reporting of post-production stripping costs. Beginning in the first quarter of fiscal year 2007, production costs were treated as a variable inventory production cost and were included in cost of sales in the period they were incurred. We had $1,686,000 of prepaid expense recorded on our consolidated balance sheet as of July 31, 2006. In accordance with the transition guidance provided by this new pronouncement, on August 1, 2006, we wrote off the balance of our prepaid overburden removal expense account to opening retained earnings, with no charge to current earnings. The results for prior periods have not been restated. The cumulative effect adjustment reduced opening retained earnings by $1,235,000, eliminated the $1,686,000 balance of the prepaid overburden removal expense account and adjusted our tax accounts by $451,000.

       Prior to fiscal 2007, the cost of the overburden removal was recorded in a prepaid expense account and, as the usable sorbent material was mined, the prepaid overburden removal expense was amortized over the estimated available material. To determine the value of prepaid overburden, our mining personnel survey the individual mining areas. The estimation work is conducted utilizing a combination of manual and computerized survey tools. Once the survey data is recorded it is charted on numerous topographical maps of the mining areas. Finally, estimates are developed based on the survey data, maps and professional judgment of the mining engineers.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       In fiscal 2007, under EITF No. 04-06, we recorded approximately $1,293,000 in stripping costs. In fiscal 2006, we amortized to current expense approximately $2,134,000 of previously recorded prepaid expense. The new expense recognition methodology under EITF No. 04-06 resulted in approximately $500,000 less expense recognized in fiscal 2007.

       Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral patents, including legal fees and drilling expenses, are also capitalized. Pre-production development costs on new mines and any prepaid royalties that may be offset against future royalties due upon extraction of the mineral are also capitalized. All exploration related costs are expensed as incurred.

RECLAMATION

       During the normal course of our overburden removal activities we perform on-going reclamation activities. As overburden is removed from a pit, it is hauled to previously mined pits and used to refill older sites. This process allows us to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing the liability for the reclamation function.

       On an annual basis we evaluate our potential reclamation liability in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and with FASB Interpretation No. 47 (as amended), “Accounting for Conditional Asset Retirement Obligations.” The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge, once again over the estimated useful lives of the mines.

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

TRADE PROMOTIONS

       In our Retail and Wholesale Products Group, we routinely commit to one-time or on-going trade promotion programs. All such costs are netted against sales. We have accrued liabilities at the end of each period for the estimated expenses incurred, but not paid for these programs. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. The determination of the trade spending liabilities requires us to use judgment for estimates. We rely on our historical experience with trade spending patterns and that of the industry, current trends and forecasted data.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

       Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents, investment securities and notes payable. These instruments, except for notes payable and investments in U.S. Treasury securities, were carried at amounts approximating fair value as of July 31, 2007 and 2006. The fair value of notes payable was estimated based on future cash flows discounted at current interest rates available to us for debt with similar maturities and characteristics. The fair value of notes payable was less than its carrying value by approximately $405,000 and $306,000 as of July 31, 2007 and 2006, respectively.

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

SHIPPING AND HANDLING COSTS

       Shipping and handling costs are included in cost of sales and were $33,830,000, $33,011,000 and $30,192,000 for the years ended July 31, 2007, 2006 and 2005, respectively.

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

RESEARCH AND DEVELOPMENT

       Research and development costs of $2,154,000, $1,808,000 and $2,429,000 were charged to expense as incurred for the years ended July 31, 2007, 2006 and 2005, respectively.

ADVERTISING COSTS

       Advertising costs include printed materials, participation in industry conventions and shows and market research. Advertising costs for print media are expensed when the advertising occurs. All other advertising costs are expensed when incurred. All advertising costs are part of selling, general and administrative expenses. Advertising expenses were $1,473,000, $1,273,000 and $1,429,000 for the years ended July 31, 2007, 2006 and 2005, respectively.

PENSION AND POSTRETIREMENT BENEFIT COSTS

       We provide a defined benefit pension plan for eligible salaried and hourly employees. We also provide a postretirement health benefit plan to domestic salaried employees who qualify under the plan’s provisions. Our pension and postretirement health benefit plans are accounted for using actuarial valuations required by FAS No. 87, “Employers’ Accounting for Pensions” and FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

       As of July 31, 2007, we adopted the provisions of FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 require the funded status of our defined pension and postretirement health benefit plans to be recognized on the balance sheet. In addition, changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost are recognized within other comprehensive income, net of income tax. See Note 8 for additional information regarding the adoption of FAS 158.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

       On August 1, 2005, we began accounting for stock-based compensation in accordance with FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123-R”). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” FAS 123-R requires the determination of the fair value of stock-based compensation at the grant date and the recognition in the financial statements of the related compensation expense over the appropriate vesting period. Under FAS 123-R, we now recognize expense for stock options and restricted stock issued under our long term incentive plans. We adopted FAS 123-R using a modified prospective application. Accordingly, prior period amounts have not been restated.

       Prior to adoption of FAS 123-R, we applied APB 25 and related other interpretations to account for our stock-based awards. Under APB 25, all options had exercise prices equal to the market value on the day of issue. Accordingly, we did not record any compensation expense associated with the issuance of stock options.

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

       U.S. income tax expense and foreign withholding taxes are provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. Where unremitted foreign earnings are indefinitely reinvested, no provision for federal or state tax expense is recorded. When circumstances change and we determine that some or all of the undistributed earnings will be remitted in the foreseeable future, such as with the repatriation of earnings and profits under the American Jobs Creation Act described in Note 5, a corresponding expense is accrued in the current period.

NEW ACCOUNTING STANDARDS

       In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this Statement are effective at the beginning of our fiscal year ending July 31, 2009. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

       In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The Statement also establishes presentation and disclosure requirements relating to items measured at fair value. The provisions of this Statement are to be applied prospectively and are effective at the beginning of our fiscal year ending July 31, 2009. We are currently evaluating the impact of adoption of SFAS No. 159 on our consolidated financial statements.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The pronouncement provides a recognition threshold and measurement guidance for the financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We expect to implement FIN No. 48 for our first quarter of fiscal year 2008. We are currently reviewing this pronouncement, but we believe it will not have a material impact on our consolidated financial statements.

NOTE 2 – SPECIAL CHARGES, FEES AND CHANGES IN ACCOUNTING ESTIMATES

GAIN ON SALE OF LONG-LIVED ASSETS

       On September 16, 2005, in the first quarter of fiscal 2006, we recorded a $415,000 pre-tax gain from the sale of certain water rights in Nevada. These water rights were geographically located in an area that we were not actively planning to develop.

NOTE 3 – OPERATING SEGMENTS

       During the first quarter of fiscal 2006, we reorganized our management group to support a business approach focused on meeting the different needs of the end-customers for our products. At that time, our business segments were also redefined from a product line basis to an end-customer basis. SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments. Under SFAS No. 131, we have two reportable operating segments derived from the different characteristics of our two major customer groups: Retail and Wholesale Products Group and Business to Business Products Group.

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

       Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations as follows:

	July 31,
	Assets
	2007	2006	2005
	(in thousands)
Business to Business Products	$35,298	$36,358	$31,376
Retail and Wholesale Products	61,992	59,836	57,393
Unallocated Assets	44,797	43,353	34,802
Total Assets	$142,087	$139,547	$123,571

NOTE 3 – OPERATING SEGMENTS (CONTINUED)

	Year Ended July 31
	Net Sales			Income
	2007	2006	2005	2007	2006	2005
	(in thousands)
Business to Business Products	$69,612	$70,349	$62,798	$13,302	$14,181	$13,340
Retail and Wholesale Products	142,505	134,861	125,070	16,162	8,486	11,547
Total Sales/Operating Income	$212,117	$205,210	$187,868	29,464	22,667	24,887
Gain on Sale of Long-Lived Assets[1]				--	415	--
Less:
Corporate Expenses				18,045	14,037	14,660
Interest Expense, Net of Interest
Income				974	1,149	1,295
Income before Income Taxes				10,445	7,896	8,932
Income Taxes Provision				2,785	2,637	2,392
Net Income				$7,660	$5,259	$6,540

1 See Note 2 for a discussion of the gain on the sale of long-lived assets

       The following is a summary of financial information by geographic region for the years ended July 31:

	2007	2006	2005
	(in thousands)
Sales to unaffiliated customers:
Domestic	$195,160	$188,823	$173,413
Foreign subsidiaries	$16,957	$16,387	$14,455
Sales or transfers between geographic areas:
Domestic	$6,719	$7,224	$5,956
Income before income taxes:
Domestic	$9,620	$7,478	$8,370
Foreign subsidiaries	$825	$418	$562
Net Income:
Domestic	$7,330	$4,992	$6,195
Foreign subsidiaries	$330	$267	$345
Identifiable assets:
Domestic	$132,312	$130,143	$111,992
Foreign subsidiaries	$9,775	$9,404	$11,579

       Our largest customer accounted for the following percentage of consolidated net sales and net accounts receivable:

	2007	2006	2005
Net sales for the years ended July 31	23%	19%	18%
Net accounts receivable as of July 31	36%	27%	25%

NOTE 4 – NOTES PAYABLE

The composition of notes payable at July 31 is as follows:

	2007	2006
	(in thousands)
Town of Blue Mountain, Mississippi
Principal payable on October 1, 2008. Interest payable monthly at a variable interest rate reset weekly based on market conditions for similar instruments. The average annual rate was 3.83% and 3.28%
in fiscal 2007 and 2006, respectively. Payment of these bonds by the
Company is guaranteed by a letter of credit issued by
Harris Trust and Savings Bank	$2,500	$2,500

Prudential Financial
Payable in annual principal installments on April 15:
$4,000,000 in fiscal 2008; $1,500,000 in fiscal 2009;
$3,000,000 in fiscal 2010; $2,000,000 in fiscal 2011; and
$1,500,000 in fiscal 2012 and 2013. Interest is payable
semiannually at an annual rate of 6.55%	13,500	17,500

The Prudential Insurance Company of America and Prudential
Retirement Insurance and Annuity Company
Payable in annual principal installments on October 15:
$1,500,000 in fiscal 2009; $200,000 in fiscal 2010;
$1,500,000 in fiscal 2011; $2,100,000 in fiscal 2012;
$2,300,000 in fiscal 2013; $3,500,000 in fiscal 2014;
$3,500,000 in fiscal 2015; $400,000 in fiscal 2016.
Interest is payable semiannually at an annual rate
of 5.89%	15,000	15,000

Other	160	240

	$31,160	$35,240

Less current maturities of notes payable	(4,080)	(4,080)

	$27,080	$31,160

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

       On January 29, 1999, we entered into a Credit Agreement with Harris Trust and Savings Bank. The agreement, as amended, provided for up to $7,500,000 in committed unsecured revolving credit loans and/or letters of credit (not to exceed $5,000,000). This agreement provided three possible interest rates based on either, an applicable margin plus a LIBOR-based rate, an applicable margin plus a prime-based rate, or a negotiated bank rate. This agreement ended in January 2006 and we did not have any outstanding borrowings.

NOTE 4 – NOTES PAYABLE (CONTINUED)

       On January 27, 2006, we entered into a new unsecured revolving credit agreement with Harris N.A. that is effective until January 27, 2009. The credit agreement provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed to with Harris N.A. At July 31, 2007, the variable rates would have been 8.3% for the Harris’ prime rate or 5.9% for the LIBOR-based rate. At July 31, 2006, the variable rates would have been 8.3% for the Harris’ prime rate or 6.0% for the LIBOR-based rate. As of July 31, 2007, $15,000,000 was available under this credit facility. The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires a minimum fixed coverage ratio and a minimum consolidated net worth to be maintained. As of July 31, 2007, there were no outstanding borrowings against this agreement.

       On July 12, 2006, Favorite Products Company, Ltd., a wholly-owned subsidiary, entered into a credit agreement with the National Bank of Canada. The agreement provides up to $1,500,000 (Canadian dollars) in committed unsecured revolving credit loans. The interest rate on any outstanding borrowings would be based on the Canadian prime rate. The agreement also contains restrictive covenants that require Favorite Products to maintain a minimum working capital ratio and a maximum debt to equity ratio. As of July 31, 2007, there were no outstanding borrowings against this agreement.

       The 1998 note agreement with Teachers Insurance and Annuity Association of America (“Teachers”) and Prudential Insurance Company of America (“Prudential”) for the $25,000,000 private debt placement was been amended to modify the fixed charges ratio covenant contained therein from the original ratio to ratio values that varied over different periods of time. The currently applicable fixed charges ratio was set forth in the July 2002 amendment and sets the ratio for the period November 1, 2003 and thereafter at 1.50 to 1.00. Also currently applicable is an additional interest charge of 0.25% for any fiscal quarter ending on or after July 31, 2002 if the fixed charge coverage ratio is less than 1.50 to 1.00. In December 2006, Prudential Financial bought the remaining portion of the Teachers note agreement, so subsequently this entire note is held by Prudential Financial.

       The agreements with Prudential and Harris N.A. impose working capital requirements, dividend and financing limitations, minimum tangible net worth requirements and other restrictions. Our credit agreement with Harris N.A. indirectly restricts dividends by requiring us to maintain consolidated net worth, as defined, of about $56,760,000 plus 25% of cumulative quarterly earnings from January 31, 2006.

       In prior years, the Town of Blue Mountain, Mississippi issued long-term bonds to finance the purchase of substantially all of the assets of certain plant expansion projects, and leased the projects to us and various of our subsidiaries (with the Company and various of its wholly-owned subsidiaries as guarantors) at rentals sufficient to pay the debt service on the bonds.

       Our debt agreements also contain provisions such that if we default on one debt agreement, the others will automatically default. If we default on any guaranteed debt with a balance greater than $1,000,000, our unsecured revolving credit agreement with Harris N.A. will be considered in default. If we default on any debt with a balance greater than $5,000,000, we will also be considered in default on the note agreement with Prudential Financial and with the promissory notes to The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.

       We were in compliance with all restrictive covenants and limitations at July 31, 2007.

       The following is a schedule by year of future maturities of notes payable as of July 31, 2007:

(in thousands)
2008	$4,080
2009	5,580
2010	3,200
2011	3,500
Later years	14,800
$31,160

NOTE 5 – INCOME TAXES

The provision (benefit) for income tax expense consists of the following:

	2007	2006	2005
	(in thousands)
Current
Federal	$1,873	$2,148	$1,178
Foreign	329	68	254
State	432	360	396
	2,634	2,576	1,828
Deferred

Federal	123	(57)	507
Foreign	11	82	(37)
State	17	36	94
	151	61	564
Total Income Tax Provision	$2,785	$2,637	$2,392

Principal reasons for variations between the statutory federal rate and the effective rates for the years ended July 31 were as follows:

	2007	2006	2005
U.S. federal income tax rate	34.0%	34.0%	34.0%
Depletion deductions allowed for mining	(10.3)	(13.6)	(11.7)
State income tax expense, net of
federal tax expense	2.8	3.3	3.6
AMT	--	1.1	--
Difference in effective tax rate of foreign subsidiaries	0.6	0.1	0.6
Empowerment zone credits	(0.9)	(0.5)	(0.9)
Remitted foreign earnings	--	6.6	--
Other	0.5	2.4	1.2
	26.7%	33.4%	26.8%

The Consolidated Balance Sheets as of July 31 included the following tax effects of cumulative temporary differences:

	2007		2006
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Depreciation	$--	$1,391	$--	$1,026
Deferred compensation	1,962	--	1,742	--
Postretirement benefits	420	--	269	--
Allowance for doubtful accounts	293	--	386	--
Other assets	319	--	317	--
Accrued expenses	433	--	1,223	--
Tax credits	2,654	--	2,654	--
Amortization	--	77	--	360
Inventories	62	--	113	--
Depletion	--	654	--	382
Stock compensation expense	427	--	132	--
Unremitted earnings of foreign subsidiaries	--	--	--	210
Other assets – foreign	--	142	--	154
	6,570	2,264	6,836	2,132
Valuation allowance	(1,900)	--	(1,831)	--
Total deferred taxes	$4,670	$2,264	$5,005	$2,132

NOTE 5 – INCOME TAXES (CONTINUED)

       As of July 31, 2007, for federal income tax purposes there were alternative minimum tax credit carryforwards of approximately $2,346,000. A valuation allowance has been established for $1,831,000 of the deferred tax benefit related to the AMT tax credits since it is more likely than not that the benefit will not be realized. The alternative minimum tax credit carryforwards of $2,346,000 can be carried forward indefinitely or until utilized.

       Historically, no provision had been made for possible income taxes which may be paid on the distribution of untaxed earnings of foreign subsidiaries of approximately $4,360,000, $3,700,000 and $8,000,000 as of July 31, 2007, 2006 and 2005, respectively. No provision was required as substantially all such amounts were intended to be indefinitely invested in the subsidiaries or to be handled in such a way that no additional income taxes would be incurred when such earnings are distributed. In 2004, a $210,000 tax expense was recorded on certain unremitted earnings of the foreign subsidiary in Switzerland. This charge was taken to reflect the estimated potential impact of repatriating certain cash balances held by that subsidiary.

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

       Also, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During fiscal 2006, we had a plan to repatriate untaxed earnings from our foreign subsidiaries. During the year we repatriated approximately $4,600,000 from our Swiss subsidiary. We recorded total additional tax expense relating to the repatriation of $735,000 (net of foreign tax credits), of which $525,000 was recorded in fiscal 2006 and $210,000 was recorded in fiscal 2004. This additional tax increased our effective tax rate in fiscal 2006 to 33% of pre-tax income versus 27% in fiscal 2005. The effective tax rate of 27% in fiscal 2007 is comparable to that of fiscal 2005.

NOTE 6 – STOCKHOLDERS’ EQUITY

       Our authorized capital stock at July 31, 2007 and 2006 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share. There are no Class A shares currently outstanding.

       Our Board announced a stock dividend on June 6, 2006, during our fiscal year 2006. The stock dividend was paid in fiscal 2007, on September 8, 2006, to stockholders of record at the close of business on August 4, 2006. Accordingly, shares outstanding, income (loss) per share, dividends per share, common stock price ranges and balance sheet values for all years presented have been restated to reflect the five-for-four stock split effected by a stock dividend of one-quarter share for each outstanding share of Common Stock and Class B Stock and the adjustment to aggregate par value has been made.

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

       Our Board of Directors has authorized the repurchase of 2,916,771 shares of the Company stock. As of July 31, 2007, 2,158,931 shares of Common Stock and 342,241 shares of Class B stock have been repurchased under the Board approved repurchase authorizations and 146,545 shares of Common Stock by other transactions authorized by management prior to the adoption of this plan. The number of shares to be repurchased under Board authorization is not affected by the stock split described above; therefore, the number of shares has not been restated.

NOTE 7 – STOCK-BASED COMPENSATION

       In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“FAS 123-R”), effective for our fiscal year 2006. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock option awards to employees. FAS 123-R requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees and requires the resulting cost to be recognized in the financial statements.

       On August 1, 2005, we adopted FAS 123-R using a modified prospective application. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

       Prior to the adoption of FAS 123-R, we applied APB 25 to account for stock-based awards. Under APB 25, we only recorded stock-based compensation expense for restricted stock. Under the provisions of APB 25, we were not required to recognize compensation expense for the cost of stock options. Beginning with fiscal year 2006, with the adoption of FAS 123-R, we recorded stock-based compensation expense for the cost of stock options and restricted stock (together, “Employee Stock-Based Awards”). Stock-based compensation expense was $1,077,000 ($790,000 after tax) and $451,000 ($330,000 after tax) for fiscal 2007 and 2006, respectively. The effect on basic and diluted earnings per share was approximately $0.11 and $0.05 per share for fiscal 2007 and 2006, respectively.

       FAS 123-R requires that stock-based compensation be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service to the company. Certain employees are eligible for accelerated vesting in accordance with the terms of our plans if they retire with 17 years of continuous service and are at least 55 years old and their age plus years of service equals 80. Any unamortized expense is recognized immediately when the employee meets these criteria.

       The following table details the effect on net income and earnings per share if compensation expense for the stock plans had been recorded based on the fair value method under FAS 123-R for all years presented. The reported and pro forma net income and earnings per share for fiscal years 2007 and 2006 in the table below are the same since stock-based compensation expense is calculated under the provisions of FAS 123-R. These amounts are included only for a basis of comparison to fiscal year 2005.

NOTE 7 – STOCK-BASED COMPENSATION (CONTINUED)

	Year Ended
(in thousands,
except per share data)	2007	2006	2005
Reported net income	$7,660	$5,259	$6,540
Add: Total stock-based	790	330	16
employee compensation expense
Included in reported net income,
net of related tax effects
Deduct: Total stock-based	(790)	(330)	(341)
employee compensation expense
determined under fair value
method for all awards
net of related tax effects
Pro forma net income	$7,660	$5,259	$6,215
Earnings per share:
Basic Common – as reported	$1.22	$0.83	$1.02
Basic Common – pro forma	$1.22	$0.83	$0.97
Basic Class B Common – as reported	$0.90	$0.61	$0.76
Basic Class B Common – pro forma	$0.90	$0.61	$0.73
Diluted – as reported	$1.09	$0.73	$0.88
Diluted – pro forma	$1.09	$0.73	$0.83

STOCK OPTIONS

       Our 1995 Long Term Incentive Plan (“1995 Plan”) provided for grants of both incentive and non-qualified stock options at an option price per share of 100% of the fair market value of our Class A Common Stock or, if no Class A Common Stock is outstanding, our Common Stock (“Stock”) on the date of grant. Stock options were generally granted with a five-year vesting period and a 10-year term. The stock options vest 25% two years after the grant date and 25% in each of the three following anniversaries of the grant date. The 1995 Plan expired for purposes of issuing new grants on August 5, 2005. All stock issued from option exercises under this plan were from authorized but unissued stock. All restricted stock issued was from treasury stock.

       The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and non-employee directors are eligible to receive grants under the 2006 Plan. The total number of shares of Stock subject to grants under the 2006 Plan may not exceed 919,500. Option grants covering 25,000 shares were issued to our outside directors with a vesting period of one year and option grants covering 32,500 shares were issued to employees with vesting similar to the vesting described above under the 1995 Plan. 90,000 shares of restricted stock were issued under the 2006 Plan.

       The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to its directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant. Our directors are considered employees under the provisions of FAS 123-R. Stock options have been granted to our directors for a 10-year term with a one year vesting period. There are 106,250 shares outstanding and no shares available for future grants under this plan. All stock issued under the Directors’ Plan were from treasury stock.

NOTE 7 – STOCK-BASED COMPENSATION (CONTINUED)

EQUITY COMPENSATION PLAN INFORMATION AS OF JULY 31, 2007
Number of
securities
remaining
available for
	Number of		further issuance
	securities to be		under equity
	issued upon		compensation
	exercise of	Weighted-average	plans (excluding
	outstanding	exercise price of	securities reflected
	options	outstanding	in column (a))
	(in thousands)	options	(in thousands)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by
stockholders	680	$ 8.85	790
Equity compensation plans not approved by
stockholders Granted	106	$ 8.96	--

       A summary of option transactions under the plans is shown below. The number of shares transacted is shown subsequent to the five-for-four stock split effected by a stock dividend paid on September 8, 2006.

			Weighted
			Average	Aggregate
	Number of	Weighted	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	(in	Exercise	Term	(in
	thousands)	Price	(Years)	thousands)
Options outstanding at July 31, 2004	1,844	$8.53
Granted	88	$12.94
Exercised	(549)	$8.38		$2,900
Expired	(72)	$15.42
Forfeited	(48)	$6.56
Options outstanding at July 31, 2005	1,263	$8.48	5.9	$7,500
Options vested at July 31, 2005	652	$8.42	4.3	$3,900
Options unvested at July 31, 2005	611	$8.54
Granted	37	$15.01
Exercised	(340)	$9.05		$2,100
Forfeited	(34)	$6.54
Options outstanding at July 31, 2006	926	$8.60	5.5	$6,800
Options vested at July 31, 2006	480	$8.27	4.1	$3,700
Options unvested at July 31, 2006	446	$8.96
Granted	20	$17.00
Exercised	(131)	$8.50		$1,114
Forfeited	(29)	$7.58
Options outstanding at July 31, 2007	786	$8.87	4.9	$6,147
Options vested at July 31, 2007	487	$8.79	4.2	$3,843
Options unvested at July 31, 2007	299	$8.99

NOTE 7 – STOCK-BASED COMPENSATION (CONTINUED)

       The amount of cash received from the exercise of options during the fiscal year ended July 31, 2007, was approximately $1,114,000 and the related tax benefit was approximately $323,000. The amount of cash received from the exercise of options during the fiscal year ended July 31, 2006, was approximately $3,100,000 and the related tax benefit was approximately $550,000. The amount of cash received from the exercise of options during the fiscal year ended July 31, 2005, was approximately $4,600,000 and the related tax benefit was approximately $770,000.

OPTIONS OUTSTANDING AND EXERCISABLE
BY PRICE RANGE AS OF 7/31/2007

Options Outstanding				Options Exercisable
		Weighted
		Average
	Outstanding as	Remaining	Weighted		Weighted
Range of	of 7/31/2007	Contractual Life	Average	Shares	Average
Exercise Prices	(in thousands)	(Years)	Exercise Price	(in thousands)	Exercise Price
$4.92 - $6.00	218	4.34	$5.09	109	$5.17
$6.01 - $8.00	77	3.07	$6.77	77	$6.77
$8.01 - $10.00	303	4.80	$9.26	186	$9.19
$10.01 - $12.00	78	3.75	$11.81	55	$11.72
$12.01 - $14.00	40	7.21	$13.12	29	$13.10
$14.01 - $16.00	50	8.47	$14.94	31	$14.87
$16.01 - $18.00	20	9.31	$17.00	--	$--
$4.92 - $18.00	786	4.87	$8.87	487	$8.79

       A five-for-four stock split was announced by our Board on June 6, 2006, during our fiscal year 2006. In keeping with historical practices, we have adjusted the number of shares and the option prices to equitably adjust all outstanding stock options. Under FAS 123-R, the equitable adjustment of outstanding options to reflect a change in capitalization (such as a stock split) may require the recognition of incremental compensation expense if the adjustment is not determined to have been required by the actual terms of the equity incentive plan. The Director’s Plan and the 1995 Plan may be deemed to have been discretionary, rather than required by the actual terms of these plans. We recognized $464,000 additional stock-based compensation expense relating to the modification in fiscal 2007 and will recognize approximately $500,000 expense in subsequent years.

       As of July 31, 2007, we had a total of approximately $938,000 in unamortized expense associated with all outstanding stock options, including the additional compensation expense resulting from the stock split. The weighted average period over which this expense is expected to be amortized is 1.6 years. As of July 31, 2006 and July 31, 2005, we had a total of approximately $1,700,000 and $840,000, respectively, in unamortized compensation expense. The weighted average period over which this expense was expected to be amortized was 2.4 years and 3.3 years at July 31, 2006 and July 31, 2005, respectively.

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

NOTE 7 – STOCK-BASED COMPENSATION (CONTINUED)

	2007	2006	2005
Dividend Yields	2.8%	2.5%	2.5%
Volatility	22.4%	23.5%	35.1%
Risk-free Interest Rate	4.6%	4.9%	4.1%
Expected Life (Years)	5.0	5.4	5.4
Weighted Average Fair Value	$3.47	$3.48	$3.99
(restated for five-for-four stock dividend paid on September 8, 2006)

RESTRICTED STOCK

       Our 1995 Plan and 2006 Plan both provide for grants of restricted stock. The vesting schedule under the 1995 Plan has varied, but has been three years or less. Under the 2006 Plan, the grants issued so far have vesting periods between three and five years.

       A summary of option transactions under the plans is shown below. The number of shares transacted reflects the five-for-four stock split effected by a stock dividend paid on September 8, 2006.

			Weighted
			Average
	Number of	Weighted	Remaining	Unamortized
	Shares	Average	Contractual	Expense
	(in	Grant Date	Term	(in
	thousands)	Fair Value	(Years)	thousands)
Unvested restricted stock outstanding at
July 31, 2004	9	$6.43
Granted	6	$14.86
Vested	(9)	$6.43
Unvested restricted stock outstanding at
July 31, 2005	6	$14.86	2.8	$75
Granted	90	$15.40
Vested	(1)	$14.86
Unvested restricted stock outstanding at
July 31, 2006	95	$15.37	4.2	$1,308
Vested	(19)	$15.32
Unvested restricted stock outstanding
at July 31, 2007	76	$15.38	3.3	$991

NOTE 8 – EMPLOYEE BENEFIT PLANS

PENSION PLAN

       We provide a defined benefit pension plan for eligible salaried and hourly employees. Pension benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service.

POSTRETIREMENT HEALTH PLAN

       We also provide a postretirement health benefit plan to domestic salaried employees who retire prior to reaching age 65 and have at least 17 years of continuous service and whose age is at least 55 and whose age plus years of service equals at least 80. Eligible employees may elect to continue their health care coverage under the Oil-Dri Corporation of America Employee Benefits Plan until they reach the age of 65.

401(K) SAVINGS PLAN

       We also maintain a 401(k) savings plan under which we match a portion of employee contributions. This plan is available to essentially all domestic employees following thirty or sixty days of employment. Our contributions to this plan, and to similar plans maintained by our foreign subsidiaries, were $585,000, $562,000 and $554,000 for fiscal years 2007, 2006 and 2005, respectively.

       As of July 31, 2007, we adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS No. 158 is an amendment of SFAS Nos. 87, 88, 106, and 132(R) and is intended to improve financial reporting of pension and postretirement benefit plans. This statement requires employers to a) recognize the funded status of a benefit plan, determined as the difference between the fair value of plan assets and the benefit obligation, as an asset or liability in the statement of financial position, b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, c) measure the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, which we have used historically, and d) include additional disclosures in the notes to the financial statements about effects on net periodic benefit cost that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.

       The following table provides the incremental effect of applying SFAS 158 on the fiscal 2007 Consolidated Balance Sheet (in thousands):

		FAS 158
	Before FAS	Application	After FAS
	158	Adjustment	158
Deferred Income Taxes	$2,931	$(525)	$2,406
Total Assets	142,612	(525)	142,087
Other Current Liabilities	5,539	20	5,559
Other Noncurrent Liabilities	4,006	(1,402)	2,604
Accumulated Other Comprehensive Income –
Adoption of FAS 158	--	857	857
Total Liabilities and Stockholders’ Equity	142,612	(525)	142,087

       The net periodic pension and postretirement health benefit costs for the fiscal years ended July 31 consist of the following (in thousands):

NOTE 8 – EMPLOYEE BENEFIT PLANS (CONTINUED)

	Pension Cost			Postretirement Health Benefit Cost
	2007	2006	2005	2007	2006	2005
Service cost	$799	$976	$786	$65	$73	$54
Interest cost on projected
benefit obligations	1,087	1,018	950	64	55	47
Expected return on plan assets	(1,202)	(1,094)	(942)	--	--	--
Amortization of:
Net transition asset	(27)	(27)	(27)	16	16	16
Prior service costs	49	50	50	--	--	--
Other actuarial loss	--	107	18	5	15	1
Net periodic benefit cost	$706	$1,030	$835	$150	$159	$118

       The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for fiscal years ending July 31 (in thousands):

			Postretirement Health
	Pension Benefits		Benefits
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$17,904	$19,697	$1,029	$1,066
Service cost	799	976	65	73
Interest cost	1,087	1,018	64	55
Actuarial gain	(935)	(3,253)	(38)	(150)
Benefits paid	(605)	(534)	(14)	(15)
Benefit obligation at end of year	$18,250	$17,904	$1,106	$1,029

Change in plan assets:
Fair value of plan assets, beginning of year	$15,352	$13,952	$--	$--
Actual return on plan assets	2,121	1,434	--	--
Employer contribution	780	500	14	15
Benefits paid	(605)	(534)	(14)	(15)
Fair value of plan assets at end of year	$17,648	$15,352	$--	$--

       The following table shows amounts recognized in the Consolidated Statement of Financial Position as of July 31 (in thousands):

			Postretirement Health
	Pension Benefits		Benefits
	2007	2006	2007	2006
Deferred Income Taxes	$(624)	$--	$99	$--
Other Current Liabilities	--	--	(20)	--
Other Noncurrent Liabilities	(601)	(2,317)	(1,086)	(710)
Accumulated Other Comprehensive Income –
Adoption of FAS 158 – net of tax:
Net actuarial (gain) loss	(1,147)	--	93	--
Prior service cost	145	--	--	--
Net (asset) obligation at transition	(16)	--	68	--
	$(2,243)	$(2,317)	$(846)	$(710)

NOTE 8 – EMPLOYEE BENEFIT PLANS (CONTINUED)

       The following table shows amounts expected to be recognized in fiscal 2008 in accumulated other comprehensive income (in thousands):

		Postretirement
Amortization of:	Pension Benefits	Health Benefits
Net actuarial (gain) loss	$(2)	$3
Prior service cost	50	--
Net (asset) obligation at transition	(25)	16
	$23	$19

       The assumptions used in the previous calculations were as follows:

			Postretirement Health
	Pension Benefits		Benefits
	2007	2006	2007	2006
Discount rate for net periodic benefit costs	6.25%	5.25%	6.25%	5.25%
Discount rate for year-end obligations	6.50%	6.25%	6.50%	6.25%
Rate of increase in compensation levels	4.00%	4.00%	--	--
Long-term expected rate of return on assets	8.00%	8.00%	--	--
Medical trend	--	--	6.00%	6.00%

       The discount rate utilized for determining future benefit obligations of the U.S. qualified plans is based on a market benchmark rate that is of comparable duration to the plan’s liabilities. Specifically, at July 31, 2007 and 2006, the discount rate was based on the Citigroup Pension Liability Index. The rate was rounded to the nearest 25 basis point.

       A flat medical trend assumption of 6% per year has been used in the valuation of postretirement health benefits. Although using a graded trend assumption would also be a reasonable approach, a graded trend assumption implies greater precision in the ability to predict future medical costs than is the case. A graded trend assumption also generally needs to be reset every few years. The flat trend of 6% is approximately equivalent to a graded trend schedule of 10% decreasing to 4.5% over six years.

       Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services and investment managers), and long-term inflation assumptions. Our historical actual return averaged 9.2% for the ten-year period ending July 31, 2007. The actual rate of return in fiscal 2007 was 14.3%. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in our pension plans. The investment objective for the pension plan is to secure the benefit obligations to participants at a reasonable cost. The goal is to optimize the long-term return on plan assets at a moderate level of risk.

       We review the allocation of plan assets quarterly. There is no Oil-Dri common stock in the pension trust fund. The targeted allocation percentages of plan assets is shown below for fiscal 2008 and as of July 31:

	Target fiscal
Asset Allocation	2008	2007	2006
Fixed income	50%	29%	54%
Equity	50%	58%	44%
Cash and accrued income	--	13%	2%

       Our pension benefit and postretirement health benefit obligations and the related effects on operations are calculated using actuarial models. Critical assumptions that are important elements of plan expense and asset/liability measurement include discount rate and expected return on assets for the pension plan and health care cost trend for the postretirement health plan. We evaluate these critical assumptions at least annually. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

NOTE 8 – EMPLOYEE BENEFIT PLANS (CONTINUED)

       The effect on postretirement health costs and accruals of a one-percentage point change in the assumed health care cost trend would have had the following effects in the fiscal year ended July 31, 2007 (in thousands):

	One-Percentage Point	One-Percentage Point
	Increase	Decrease
Effect on total service and interest costs	$22	($18)
for fiscal year ended July 31, 2007
Effect on accumulated postretirement	$156	($133)
benefit obligation as of July 31, 2007

       We have funded the pension plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974 (ERISA), as amended. We contributed $780,000 and $500,000 to the pension plan during the fiscal years ended July 31, 2007 and July 31, 2006, respectively. We are not required to make a contribution to the plan in fiscal 2008; however, we expect to make a contribution to the plan sufficient to fund the annual cost. We expect to contribute about $830,000 in fiscal 2008.

       The accumulated benefit obligation for the pension plan was $15,337,000 as of July 31, 2007 and $14,830,000 as of July 31, 2006.

       The postretirement health plan is an unfunded plan. Our policy is to pay insurance premiums and claims from our assets. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 has a minimal effect on the accumulated postretirement benefit liability or on the periodic postretirement benefit cost.

       Our estimated future benefit payments are as follows (in thousands):

	Pension	Postretirement
	Benefits	Health Benefits
2008	$678	$20
2009	692	26
2010	703	41
2011	746	65
2012	787	69
2013-17	5,460	414
	$9,066	$635

NOTE 9 – DEFERRED COMPENSATION

       In December 1995, we adopted the Oil-Dri Corporation of America Deferred Compensation Plan. This plan has permitted Directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. During the period January 1, 1999 through September 30, 2000, participants' returns were tied to the performance of various investment elections. After September 30, 2000, the participants’ returns have been set at our long-term cost of borrowing plus 1%. Compensation deferred since the inception of the plan has been accrued as well as earnings thereon. Participants have deferred $322,000, $304,000 and $292,000 into these plans in fiscal years 2007, 2006 and 2005, respectively. We recorded $702,000 in expense associated with these plans in fiscal 2007. Payments to participants were $29,000 in fiscal 2007 and the total liability recorded for deferred compensation is $4,756,000 at July 31, 2007.

       We have segregated deferrals made since January 1, 2005, and the associated earnings, pending adoption of a new plan compliant with the provisions of Section 409(A) of the Internal Revenue Code. That plan will have earnings provisions identical to the Oil-Dri Corporation of America Deferred Compensation Plan.

NOTE 9 – DEFERRED COMPENSATION (CONTINUED)

       Effective April 1, 2003, we adopted the Oil-Dri Corporation of America Supplemental Executive Retirement Plan (“SERP”). The purpose of the Plan is to provide certain retired participants in the Oil-Dri Corporation of America Pension Plan (“Retirement Plan”) with the amount of benefits that would have been provided under the Retirement Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”), and/or (2) the limitation on compensation for purposes of calculating benefits under the Retirement Plan imposed by Section 401(a)(17) of the Code. We recorded $148,000 in expense associated with this plan in the fiscal year ended July 31, 2007. The plan is unfunded and we will fund benefits when payments are made. The total liability recorded for the SERP is $246,000 at July 31, 2007.

       The Oil-Dri Corporation of America Annual Incentive Plan, as amended August 1, 2006, provides certain executives to receive a deferred executive bonus award if certain financial goals are met. For the fiscal year ended July 31, 2007, the financial goals were achieved and a total of $492,000 was awarded to certain executives under the provisions of the plan. The expense associated with these awards will accrue over a three year vesting period beginning August 1, 2007.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

       We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business or financial condition.

NOTE 11 – LEASES

       Our mining operations are conducted on leased or owned property. These leases generally provide us with the right to mine as long as we continue to pay a minimum monthly rental, which is applied against the per ton royalty when the property is mined.

       We lease certain offices and production facilities. Please see Item 2 “Properties” for further details.

       In addition, we lease vehicles, railcars, mining property and equipment, warehouse space, data processing equipment, and office equipment. In most cases, we expect that, in the normal course of business, leases will be renewed or replaced by other leases.

       The following is a schedule by year of future minimum rental requirements under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of July 31, 2007:

(in thousands)
2008	$1,455
2009	1,149
2010	1,032
2011	809
2012	735
Later years	4,346
$9,526

NOTE 11 – LEASES (CONTINUED)

       The following schedule shows the composition of total rental expense for all operating leases, including those with terms of one month or less which were not renewed, as of the years ended July 31:

	2007	2006	2005
	(in thousands)
Vehicles and Railcars	$1,206	$994	$988
Office facilities	676	673	618
Warehouse facilities	142	142	132
Mining properties
Minimum	131	104	94
Contingent	578	620	703
Other	832	760	844
	$3,565	$3,293	$3,379

       Contingent mining royalty payments are determined based on the tons of raw clay mined.

NOTE 12 – OTHER CASH FLOW INFORMATION

       Cash payments for interest and income taxes were as follows:

	2007	2006	2005
	(in thousands)
Interest	$2,164	$1,756	$1,723
Income taxes	$2,559	$1,250	$1,669

NOTE 13 – DERIVATIVE INSTRUMENTS

       In 1998, we entered into two interest rate swap agreements. The notional amount of these agreements is $22,000,000 at July 31, 2007 and at July 31, 2006. The swap agreements terminate on May 1, 2013. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting and accordingly, we have recorded these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the Consolidated Statements of Operations. We recognized additional interest expense of $12,000, $13,000 and $18,000 in fiscal years 2007, 2006 and 2005, respectively, as a result of these contracts.

       We have contracted for a portion of our fuel needs for fiscal 2008 using forward purchase contracts. These contracts were entered into during the normal course of business and no contracts were entered into for speculative purposes; therefore, these contracts are not required to be accounted for as derivative instruments or to be recorded on the balance sheet. The notional amount of these agreements is $6,735,000 at July 31, 2007.

NOTE 14 – SUBSEQUENT EVENT

       Subsequent to July 31, 2007, we entered into an agreement to sell emission reduction credits we hold in the State of California for approximately $500,000 to an unaffiliated third party. These emission credits were carried at a zero value on our books at the end of fiscal 2007. As of the date of filing of this Form 10-K, the completion of this transaction is pending, awaiting the transfer of ownership forms and releases by the San Joaquin Valley Air Pollution Control District. We believe this transaction will be completed within our first or second quarter of fiscal 2008.

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of selected information for 2007 and 2006 is as follows:

	Fiscal 2007 Quarter Ended
	October 31	January 31	April 30	July 31	Total
	(in thousands except per share amounts)
Net Sales	$52,129	$52,873	$52,956	$54,159	$212,117
Gross Profit	$10,663	$11,497	$11,539	$12,001	$45,700
Net Income	$1,647	$1,963	$1,999	$2,051	$7,660
Net Income Per Share
Basic Common	$0.27	$0.32	$0.32	$0.32	$1.22
Basic Class B Common	$0.20	$0.23	$0.24	$0.24	$0.90
Diluted	$0.24	$0.28	$0.28	$0.29	$1.09
Dividends Per Share
Common	$0.12	$0.12	$0.12	$0.13	$0.49
Class B	$0.09	$0.09	$0.09	$0.09	$0.37
Common Stock Price Range:
High	$16.19	$18.25	$18.83	$18.57
Low	$12.83	$15.32	$15.79	$16.31

	Fiscal 2006 Quarter Ended
	October 31	January 31	April 30	July 31	Total
	(in thousands except per share amounts)
Net Sales	$47,789	$53,963	$51,764	$51,694	$205,210
Gross Profit	$8,427	$10,568	$10,022	$9,057	$38,074
Net Income	$1,028	$1,867	$1,223	$1,141	$5,259
Net Income Per Share
Basic Common	$0.16	$0.30	$0.19	$0.18	$0.83
Basic Class B Common	$0.12	$0.22	$0.14	$0.13	$0.61
Diluted	$0.14	$0.26	$0.17	$0.16	$0.73
Dividends Per Share
Common	$0.10	$0.10	$0.10	$0.10	$0.40
Class B	$0.07	$0.07	$0.07	$0.07	$0.28
Common Stock Price Range:
High	$14.64	$14.48	$18.04	$17.76
Low	$13.52	$13.76	$14.00	$14.32

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2007.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management’s assessment of the effectiveness of our internal control over financial reporting as of July 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Oil-Dri Corporation of America:

     We have completed an integrated audit of Oil-Dri Corporation of America’s 2007 consolidated financial statements and of its internal control over financial reporting as of July 31, 2007 and audits of its 2006 and 2005 consolidated financial statements, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Oil-Dri Corporation of America and its subsidiaries at July 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for post-production stripping costs as a result of implementing EITF No. 04-06 as of August 1, 2006.

     As described in Notes 1 and 8 to the consolidated financial statements, the Company changed the manner in which it accounts for pension and post-retirement obligations as a result of implementing Financial Accounting Standards Board Standard No. 158 as of July 31, 2007.

Internal control over financial reporting

     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of July 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
October 5, 2007

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

Management’s Report on Internal Control Over Financial Reporting

     Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B – OTHER INFORMATION

     None.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required by this Item (except as set forth below) is contained in Oil-Dri’s Proxy Statement for its 2007 annual meeting of stockholders (“Proxy Statement”) under the captions “1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Audit Committee” and “Corporate Governance Matters” and is incorporated herein by this reference.

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

     On January 2, 2007, we filed with the New York Stock Exchange, or NYSE, the Annual CEO Certification regarding our compliance with the NYSE's corporate governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to this Annual Report the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our public disclosures.

ITEM 11 – EXECUTIVE COMPENSATION

     The information required by this Item is contained in Oil-Dri’s Proxy Statement under the captions “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors,” “Compensation of Directors,” “Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by this reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is contained in Oil-Dri’s Proxy Statement under the captions “Principal Stockholders.” “Security Ownership of Management” and “Equity Compensation Plans” and is incorporated herein by this reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     The information required by this Item is contained in Oil-Dri’s Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated herein by this reference.

ITEM 14 – PRINCIPAL ACCOUNTANTS FEES AND SERVICES

     The information required by this Item is contained in Oil-Dri’s Proxy Statement under the caption “Auditor Fees” and is incorporated herein by this reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements are contained herein.

Consolidated Balance Sheets as of July 31, 2007 and July 31, 2006.

Consolidated Statements of Operations for the fiscal years ended July 31, 2007, July 31, 2006 and July 31, 2005.

Consolidated Statements of Stockholders' Equity for the fiscal years ended July 31, 2007, July 31, 2006 and July 31, 2005.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2007, July 31, 2006 and July 31, 2005.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2007, July 31, 2006 and July 31, 2005.

(a)(3)	The following documents are exhibits to this Report:

Exhibit No.	Description	SEC Document Reference
3.1	Certificate of Incorporation of Oil-Dri, as amended.	Incorporated by reference to Exhibit 4.1 to Oil-Dri’s Registration Statement on Form S-8 (Registration No. 333-57625), filed on June 24, 1998.

3.2	By-Laws of Oil-Dri Corporation of America, as Amended and Restated on December 5, 2006.	Incorporated by reference to Exhibit 3.1 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

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
10.1

Memorandum of Agreement #1450 “Fresh Step“™ dated as of March 12, 2001 between A&M Products Manufacturing Company and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).

Incorporated by reference to Exhibit 10(s) to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on May 1, 2001.

10.2	First Amendment, dated as of December 13, 2002, to Memorandum of Agreement #1450 “Fresh Step”™ dated as of March 12, 2001.	Filed herewith.

10.3	Exclusive Supply Agreement dated May 19, 1999 between Church & Dwight Co., Inc. and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit (10)(r) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

10.4	$25,000,000 Note Purchase Agreement dated as of April 15, 1998 between Oil-Dri and Teachers Insurance and Annuity Association of America and Cigna Investments, Inc.	Incorporated by reference to Exhibit (10)(m) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

10.5	First Amendment, dated as of January 15, 2001 to the Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit (10)(m)(5) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.

10.6	Second Amendment, dated as of July 15, 2002 to Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit 10(m)(6) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

10.7	Third Amendment, dated as of January 27, 2006 to Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.8	$15,000,000 Credit Agreement, dated January 27, 2006 among the Company, certain subsidiaries of the Company and Harris N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.9	$15,000,000 Note Agreement dated as of December 16, 2005 among the Company, The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 22, 2005.

10.10	First Amendment, dated as of July 12, 2006 to Note Agreement dated as of December 16, 2005.	Incorporated by reference to Exhibit 10.9 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

10.11	Description of 1987 Executive Deferred Compensation Program.*	Incorporated by reference to Exhibit (10)(f) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

10.12	Salary Continuation Agreement dated August 1, l989 between Richard M. Jaffee and Oil-Dri (“1989 Agreement”).*	Incorporated by reference to Exhibit (10)(g) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

Exhibit No.	Description	SEC Document Reference
10.13	Extension and Amendment, dated October 9, 1998, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

10.14	Second Amendment, effective October 31, 2000, to the 1989 Agreement.*	Incorporated by reference to Exhibit 99.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 13, 2000.

10.15	Third Amendment, dated as of January 31, 2006, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 13, 2006.

10.16	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.17	Oil-Dri Corporation of America 1995 Long Term Incentive Plan as amended and restated effective June 9, 2000.*	Incorporated by reference to Exhibit (10)(k) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.18	Supplemental Executive Retirement Plan dated April 1, 2003.*	Incorporated by reference to Exhibit (10)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.19	Oil-Dri Corporation of America Outside Director Stock Plan as amended and restated effective October 16, 1999.*	Incorporated by reference to Exhibit (10)(n) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.20	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective August 1, 2006).*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on October 13, 2006.

10.21	Restricted Stock Agreement, dated as of March 14, 2006, between Oil-Dri Corporation of America and Daniel S. Jaffee.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on March 20, 2006.

10.22	Oil-Dri Corporation of America 2006 Long-Term Incentive Plan.*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

10.23	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.24	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.25	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

Exhibit No.	Description	SEC Document Reference
10.26	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.27	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.28	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.29	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

11.1	Statement re: Computation of Income per Share.	Filed herewith.

14.1	Code of Ethics

Available at Oil-Dri’s website www.oildri.com or in print upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, IL 60611-4213, telephone (312) 706-3232.

21.1	Subsidiaries of Oil-Dri.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

31.1	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

____________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oil-Dri has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

By	/s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer, Director

Dated: October 10, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Richard M. Jaffee	October 10, 2007
Richard M. Jaffee
Chairman of the Board of Directors

/s/ Daniel S. Jaffee	October 10, 2007
Daniel S. Jaffee
President and Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Andrew N. Peterson	October 10, 2007
Andrew N. Peterson
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Daniel T. Smith	October 10, 2007
Daniel T. Smith
Vice President and Controller
(Principal Accounting Officer)

/s/ J. Steven Cole	October 10, 2007
J. Steven Cole
Director

/s/ Arnold W. Donald	October 10, 2007
Arnold W. Donald
Director

/s/ Joseph C. Miller	October 10, 2007
Joseph C. Miller
Vice Chairman of the Board of Directors

/s/ Michael A. Nemeroff	October 10, 2007
Michael A. Nemeroff
Director

/s/ Allan H. Selig	October 10, 2007
Allan H. Selig
Director

/s/ Paul E. Suckow	October 10, 2007
Paul E. Suckow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Year Ended July 31
		2007	2006	2005
		(in thousands)
	Allowance for doubtful accounts:
	Beginning balance	$567	$609	$608
	Additions charged to expense	323	127	30
	Deductions*	321	169	29
	Balance at end of year	$569	$567	$609

*	Net of recoveries.

	Valuation reserve for income taxes:
	Beginning balance	$1,831	$1,784	$1,273
	Additions (Deductions) charged to expense	69	47	511
	Balance at end of year	$1,900	$1,831	$1,784

EXHIBITS

EXHIBIT
NUMBER

10.2	First Amendment, dated as of December 13, 2002, to Memorandum of Agreement #1450 “Fresh Step”™ dated as of March 12, 2001.

11.1	Statement Re: Computation of per share earnings

21.1	Subsidiaries of Oil-Dri

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certifications by Daniel S. Jaffee, President and Chief Executive Officer, and Andrew N. Peterson, Chief Financial Officer, required by Rule 13a-14(a)

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

Note:	Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213.