Form 10-Q
period 2007-10-31
OIL DRI CORP OF AMERICA
filed 2007-12-07
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2007

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

Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☑

The aggregate market value of the Registrant’s Common Stock owned by non-affiliates as of January 31, 2007 for accelerated filer purposes was $79,036,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Common Stock - 5,051,099 Shares
Class B Stock - 1,909,797 Shares

CONTENTS

		Page
	PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements	3 - 13

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	14 - 18

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4:	Controls and Procedures	20

	PART II - OTHER INFORMATION

Item 1A:	Risk Factors	21

Item 6:	Exhibits	21

Signatures		22

Exhibits		23

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

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including those described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2007, which risk factors are incorporated herein by reference. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	October 31, 2007	July 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$5,370	$12,133
Investment in treasury securities	22,350	17,894
Accounts receivable, less allowance of $597 and
$569 at October 31, 2007 and July 31, 2007, respectively	27,579	27,933
Inventories	17,536	15,237
Deferred income taxes	788	788
Prepaid expenses and other assets	4,969	4,315
Total Current Assets	78,592	78,300

Property, Plant and Equipment
Cost	153,828	151,478
Less accumulated depreciation and amortization	(101,774)	(100,033)
Total Property, Plant and Equipment, Net	52,054	51,445

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization
of $333 and $327 at October 31, 2007 and July 31, 2007, respectively	847	817
Debt issuance costs, net of accumulated amortization
of $468 and $450 at October 31, 2007 and July 31, 2007, respectively	395	413
Licensing agreements, net of accumulated amortization
of $2,807 and $2,757 at October 31, 2007 and July 31, 2007, respectively	632	682
Deferred income taxes	1,673	1,618
Other	3,701	3,650
Total Other Assets	12,410	12,342

Total Assets	$143,056	$142,087

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	October 31, 2007	July 31, 2007
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of notes payable	$8,080	$4,080
Accounts payable	6,395	6,181
Dividends payable	842	833
Accrued expenses:
Salaries, wages and commissions	3,370	7,052
Trade promotions and advertising	2,667	2,395
Freight	1,815	1,305
Other	5,853	5,559
Total Current Liabilities	29,022	27,405

Noncurrent Liabilities
Notes payable	23,000	27,080
Deferred compensation	4,848	4,756
Other	2,828	2,604
Total Noncurrent Liabilities	30,676	34,440

Total Liabilities	59,698	61,845

Stockholders’ Equity
Common Stock, par value $.10 per share, issued
7,337,325 shares at October 31, 2007 and 7,270,167 shares at July 31, 2007	734	727
Class B Stock, par value $.10 per share, issued
2,234,538 shares at October 31, 2007 and 2,234,538 shares at July 31, 2007	223	223
Additional paid-in capital	21,056	20,150
Restricted unearned stock compensation	(908)	(991)
Retained earnings	102,144	100,503
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	85	59
Pension and postretirement benefits	863	857
Cumulative translation adjustment	954	507
	125,151	122,035
Less Treasury Stock, at cost (2,286,226 Common and 324,741
Class B shares at October 31, 2007 and 2,286,226 Common and
324,741 Class B shares at July 31, 2007)	(41,793)	(41,793)
Total Stockholders’ Equity	83,358	80,242

Total Liabilities & Stockholders’ Equity	$143,056	$142,087

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For The Three Months Ended October 31
	2007	2006
Net Sales	$55,285	$52,129
Cost of Sales	(42,855)	(41,466)
Gross Profit	12,430	10,663
Selling, General and Administrative Expenses	(8,860)	(8,161)
Income from Operations	3,570	2,502

Other Income (Expense)
Interest expense	(574)	(617)
Interest income	368	338
Other, net	62	25
Total Other Expense, Net	(144)	(254)

Income Before Income Taxes	3,426	2,248
Income taxes	(942)	(601)
Net Income	2,484	1,647

Retained Earnings
Balance at beginning of year	100,503	97,390
Cumulative effect of change in accounting principle, net of tax*	—	(1,235)
Cash dividends declared and treasury stock reissuances	(843)	(755)
Retained Earnings - October 31	$102,144	$97,047

Net Income Per Share
Basic Common	$0.38	$0.27
Basic Class B	$0.31	$0.20
Diluted	$0.35	$0.24

Average Shares Outstanding
Basic Common	5,004	4,852
Basic Class B	1,840	1,804
Diluted	7,145	6,913

* See Note 8 of the notes to the condensed consolidated financial statements for a description of the change in accounting for stripping costs incurred during production.

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Three Months Ended October 31
	2007	2006
Net Income	$2,484	$1,647

Other Comprehensive Income:
Unrealized gain on marketable securities	26	8
Pension and postretirement benefits	6	—
Cumulative Translation Adjustments	447	74

Total Comprehensive Income	$2,963	$1,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	For The Three Months Ended October 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,484	$1,647
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,862	1,824
Amortization of investment discount	(248)	(220)
Non-cash stock compensation expense	245	297
Excess tax benefits for share-based payments	(158)	(1)
Deferred income taxes	21	1
Provision for bad debts	59	22
Loss on the sale of fixed assets	37	6
(Increase) Decrease in:
Accounts receivable	295	84
Inventories	(2,299)	(250)
Prepaid expenses	(654)	(442)
Other assets	514	35
Increase (Decrease) in:
Accounts payable	296	(1,034)
Accrued expenses	(2,606)	(164)
Deferred compensation	92	16
Other liabilities	64	218
Total Adjustments	(2,480)	392
Net Cash Provided by Operating Activities	4	2,039

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,147)	(2,352)
Proceeds from sale of property, plant and equipment	—	30
Purchases of treasury securities	(30,208)	(8,083)
Dispositions of treasury securities	26,000	10,700
Net Cash (Used in) Provided by Investing Activities	(6,355)	295

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(80)	(80)
Dividends paid	(834)	(754)
Proceeds from issuance of common stock	593	29
Excess tax benefits for share-based payments	158	1
Other, net	158	45
Net Cash Used in Financing Activities	(5)	(759)

Effect of exchange rate changes on cash and cash equivalents	(407)	(55)

Net (Decrease) Increase in Cash and Cash Equivalents	(6,763)	1,520
Cash and Cash Equivalents, Beginning of Year	12,133	6,607
Cash and Cash Equivalents, October 31	$5,370	$8,127

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF STATEMENT PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The condensed consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany transactions are eliminated.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three months ended October 31, 2007 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2008.

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

As part of our overall operations, we mine sorbent materials on property that we either own or lease. A significant part of our overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of our production processes. In accordance with EITF Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” production stripping costs are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred. We defer and amortize the pre-production overburden removal costs associated with opening a new mine.

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

2. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	October 31,	July 31,
	2007	2007
Finished goods	$11,046	$9,012
Packaging	3,285	3,118
Other	3,205	3,107
	$17,536	$15,237

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at October 31, 2007 and July 31, 2007 were $201,000 and $199,000, respectively.

3. PENSION AND OTHER POST RETIREMENT BENEFITS

The components of net periodic pension benefits cost of our sponsored defined benefit plans were as follows:

	PENSION PLANS
	Three Months Ended
	October 31, 2007	October 31, 2006
	(dollars in thousands)
Components of net periodic pension benefit cost
Service cost	$212	$207
Interest cost	292	275
Expected return on plan assets	(347)	(301)
Net amortization	49	6
	$206	$187

We have funded the plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974, as amended. We did not make a contribution to our pension plan during the first quarter of the fiscal year ending July 31, 2008. We intend to make a contribution to the pension plan during the current fiscal year equal to the annual actuarial determined cost. We currently estimate this amount to be approximately $830,000.

The components of the net periodic postretirement health benefit cost were as follows:

	POST RETIREMENT HEALTH BENEFITS
	Three Months Ended
	October 31, 2007	October 31, 2006
	(dollars in thousands)
Components of net periodic postretirement benefit cost
Service cost	$17	$16
Interest cost	18	16
Amortization of net transition obligation	4	4
Net actuarial loss	7	1
	$46	$37

Our plan covering postretirement health benefits is an unfunded plan.

Assumptions used in the previous calculations are as follows:

	PENSION PLAN		POST RETIREMENT HEALTH BENEFITS
	For three months ended:
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
Discount rate for net periodic benefit cost	6.25%	6.25%	6.25%	6.25%
Rate of increase in compensation levels	4.00%	4.00%	—	—
Long-term expected rate of return on assets	8.00%	8.00%	—	—
Medical trend	—	—	6.00%	6.00%
Measurement date	7/31/2007	7/31/2006	7/31/2007	7/31/2006
Census date	8/1/2006	8/1/2005	8/1/2006	8/1/2005

4.  RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. We will adopt the provisions of this Statement as of August 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The Statement also establishes presentation and disclosure requirements relating to items measured at fair value. The provisions of this Statement are to be applied prospectively and we will adopt this Statement as of August 1, 2008. We are currently evaluating the impact of adoption of SFAS No. 159 on our consolidated financial statements.

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

The accounting policies of the segments are the same as those described in Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007 filed with the Securities and Exchange Commission.

Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations as follows:

	Assets
	October 31,	July 31,
	2007	2007
	(in thousands)
Business to Business Products	$36,690	$35,298
Retail and Wholesale Products	63,893	61,992
Unallocated Assets	42,473	44,797
Total Assets	$143,056	$142,087

	Three Months Ended October 31,
	Net Sales		Income
	2007	2006	2007	2006
	(in thousands)
Business to Business Products	$16,917	$16,885	$4,001	$3,398
Retail and Wholesale Products	38,368	35,244	4,350	3,549
Total Sales/Operating Income	$55,285	$52,129	8,351	6,947
Less:
Corporate Expenses			4,719	4,420
Interest Expense, net of
Interest Income			206	279
Income before Income Taxes			3,426	2,248
Income Taxes			(942)	(601)
Net Income			$2,484	$1,647

6. STOCK-BASED COMPENSATION

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”) in the first quarter of fiscal 2006. In accordance with this pronouncement, we record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The stock-based compensation expense in the first three months of fiscal years 2008 and 2007 is the cost related to the unvested portion of grants issued after August 1, 2000 and grants issued after July 31, 2005. The stock options granted before August 1, 2000 were fully vested as of the beginning of fiscal 2006.

Stock Options

Our 1995 Long Term Incentive Plan (the “1995 Plan”) provided for grants of both incentive and non-qualified stock options principally at an option price per share of 100% of the fair market value of our Class A Common Stock or, if no Class A Common Stock is outstanding, our Common Stock (“Stock”) on the date of grant. Stock options were generally granted with a five-year vesting period and a 10-year term. The stock options generally vest 25% two years after the grant date and 25% in each of the three following anniversaries of the grant date. This plan expired for purposes of issuing new grants on August 5, 2005. All stock issued from option exercises under this plan were from authorized but unissued stock. All restricted stock issued was from treasury stock.

On March 14, 2006, our Board of Directors unanimously approved adoption of the Oil-Dri Corporation of America 2006 Long Term Incentive Plan; our Board amended and restated the plan following the five-for-four stock split described below (as so amended and restated, the “2006 Plan”). The 2006 Plan was approved by our stockholders at our annual meeting on December 5, 2006. The 2006 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards.  Our employees and non-employee directors are eligible to receive grants under the 2006 Plan.  The total number of shares of Stock subject to grants under the 2006 Plan may not exceed 919,500. Option grants covering 25,000 shares were issued to our outside directors with a vesting period of one year and option grants covering 32,500 shares were issued to employees with vesting similar to the vesting described above under the 1995 Plan. There were 90,000 shares of restricted stock issued under the 2006 Plan.

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to our directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant. Our directors are considered employees under the provisions of SFAS 123R. Stock options have been granted to our directors for a 10-year term with a one year vesting period. There are 106,250 stock options outstanding and no stock options available for future grants under this plan. All stock issued under this plan were from treasury stock.

A five-for-four stock split was announced by our Board on June 6, 2006. In keeping with historical practices, we have adjusted the number of shares and the option prices to equitably adjust all outstanding stock options. Under SFAS 123R, the equitable adjustment of outstanding options to reflect a change in capitalization (such as a stock split) may require the recognition of incremental compensation expense if the adjustment is not determined to have been required by the actual terms of the equity incentive plan. The Directors’ Plan and the 1995 Plan may be deemed to have been discretionary, rather than required by the actual terms of these plans. We therefore recognized additional stock-based compensation expense relating to the modification of approximately $111,000 and $142,000 in the first quarter of fiscal 2008 and 2007, respectively.

The fair value of the fiscal 2007 stock options was estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used during the full fiscal 2007 were: volatility, 22.4%; risk free interest rate, 4.6%; expected life, 5.0 years; dividend rate, 2.8%. There were no stock options granted in the first quarter of fiscal 2008. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the options granted was estimated by reference to the vesting schedule, historical and future expected exercise behavior of employees and comparison with other reporting companies. Expected volatility was based on historical volatility for a period of five years, ending the day of grant, and calculated on a daily basis. The dividend rate is based on the actual dividend and share price on the grant date.

Changes in our stock options as of October 31, 2007 were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, July 31, 2007	786	$8.87
Exercised	(67)	8.82		$636
Cancelled	(5)	9.43
Options outstanding, October 31, 2007	714	$8.87	4.8	$7,660
Options exercisable, October 31, 2007	487	$8.87	4.4	$5,220

The amount of cash received from the exercise of stock options during the first quarter of fiscal 2008 was $593,000 and the related tax benefit was $158,000.

Restricted Stock

Our 1995 Plan and 2006 Plan both provide for grants of restricted stock. The vesting schedule under the 1995 Plan has varied, but has generally been three years or less. Under the 2006 Plan, the grants issued so far have vesting periods between three and five years.

Included in our stock-based compensation expense in the first three months of fiscal 2008 and 2007 is $83,000 and $82,000, respectively, related to the unvested restricted stock granted in fiscal 2005 and the 90,000 shares of restricted stock granted in fiscal 2006. No shares of restricted stock were granted in the first three months of fiscal 2008.

There were no changes in our restricted stock outstanding during the first quarter of fiscal 2008.

	(shares in thousands)
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at July 31, 2007	76	$15.38
Unvested restricted stock at October 31, 2007	76	$15.38

7. RECENTLY ADOPTED ACCOUNTING PROUNOUNCEMENT

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on August 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The pronouncement provides a recognition threshold and measurement guidance for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, declassification, interest and penalties, accounting in interim periods, disclosure and transition.

As of August 1, 2007, we have recognized no material adjustments in the liability for unrecognized income tax benefits. As of the adoption date on August 1, 2007, we had approximately $200,000 of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. The amount of unrecognized tax benefits was not materially changed as of October 31, 2007.

We recognize interest and penalties related to uncertain tax positions in income tax expense. We have no material accrued interest expense or penalties related to unrecognized tax benefits.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Our federal income tax returns for the fiscal years ending July 31, 2004, through July 31, 2006, remain open for examination by the IRS. However, all U.S. federal income tax examinations for the fiscal years through July 31, 2005, have been effectively concluded. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are no material open or unsettled federal, state, local or foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years. This assessment is based on estimates and assumptions that may involve judgments about future events. On the basis of present information, we do not anticipate the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statue of limitations in the next twelve months.

8. CHANGE IN ACCOUNTING FOR STRIPPING COSTS INCURRED DURING PRODUCTION

In March 2005, the Financial Accounting Standards Board ratified the consensus reached in EITF Issue No. 04-06 (“EITF Issue 04-06”), “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” The consensus was effective for the first fiscal period in the fiscal year beginning after December 15, 2005; therefore, we adopted the pronouncement at the beginning of fiscal 2007. The consensus on EITF Issue 04-06 calls for production stripping costs to be treated as a variable inventory production cost and to be included in cost of sales in the period they are incurred. We will continue to defer and amortize the pre-production overburden removal costs associated with opening a new mine.

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

9. SUBSEQUENT EVENT

During the first quarter of fiscal 2008, we entered into an agreement to sell emission reduction credits we hold in the State of California to an unaffiliated third party. On November 1, 2007, the San Joaquin Valley Air Pollution Control District completed the transfer of ownership forms and releases, thereby consummating the sale. We will report a pre-tax gain in other income of approximately $500,000 in the second quarter of fiscal 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2007. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

OVERVIEW

We develop, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other sorbent materials. Our principal products include cat litter, industrial and automotive absorbents, bleaching clay and clarification aids, agricultural chemical carriers, animal health and nutrition and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end customer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have organized our management group to best support our customers’ needs. As a result, we have two reportable segments, the Retail and Wholesale Products Group and the Business to Business Products Group.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2007 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2006

Consolidated net sales for the three months ended October 31, 2007 were $55,285,000, an increase of 6% from net sales of $52,129,000 in the first quarter of fiscal 2007. Net income for the first quarter of fiscal 2008 was $2,484,000, an increase of 51% from net income of $1,647,000 in the first quarter of fiscal 2007. Diluted income per share for the first quarter of fiscal 2008 was $0.35 versus $0.24 diluted net income per share for the first quarter of fiscal 2007.

Net income for the first quarter of fiscal 2008 was positively impacted by price increases, slightly lower costs of fuel used in our production processes and company-wide efforts to reduce other costs. Sales volume increased in the Retail and Wholesale Products Group, which further contributed to overall profitability. Non-fuel manufacturing costs decreased for the quarter; however, freight costs were negatively impacted by higher diesel fuel prices and changes in our geographic distribution mix.

Net sales of the Business to Business Products Group for the first quarter of fiscal 2008 were $16,917,000, an increase of $32,000 from net sales of $16,885,000 in the first quarter of fiscal 2007. Sales of bleaching earth were up 19% due to price increases and new business, which included applications in the biodiesel production industry. Sales of animal health and nutrition products also increased primarily due to price increases and 21% higher volume for our mycotoxin binder products. We have enhanced our efforts to advance these mycotoxin binder products in the global marketplace. Sports products experienced an 8% sales increase, largely attributable to strong sales of baseball products. Partially offsetting these increases were sales declines in agricultural chemical carriers and co-manufactured products. Agricultural chemical carrier sales decreased 34% due to lower volume. The decline reflects the continued market erosion due to growth of genetically modified seed and seed treatments. Our co-packaged traditional coarse cat litter net sales were down 2% in the first quarter of fiscal 2008.

The Business to Business Products Group’s segment income increased 18% from $3,398,000 in the first quarter of fiscal 2007 to $4,001,000 in the first quarter of fiscal 2008. The net selling price was higher for most products in the Group in the first quarter of fiscal 2008 versus the first quarter of fiscal 2007. These price increases overcame the overall 6% lower volume for the Group, which was driven by the lower agricultural chemical carrier sales. Combined material, packaging and freight costs were held to approximately a 1% increase. Freight costs increased due to higher diesel fuel prices and a change in our customer geographical mix associated with new business; however, material costs declined due to successful programs to improve production efficiency and a small decline in the cost of fuel used in our production processes.

Net sales of the Retail and Wholesale Products Group for the first quarter of fiscal 2008 were $38,368,000, an increase of $3,124,000 from net sales of $35,244,000 reported in the first quarter of fiscal 2007. Net sales of private label cat litter increased 45% due to higher volume and price increases. The higher volume is the result of new distribution and new customers. In contrast, branded cat litter sales declined 8% due to loss of distribution to one customer. Sales of clay-based industrial absorbents were also down 5% for the quarter due to lower volume.

The Retail and Wholesale Products Group’s segment income increased 23% from $3,549,000 in the first quarter of fiscal 2007 to $4,350,000 in the first quarter of fiscal 2008. The Group’s overall 6% increase in volume, higher selling prices and successful efforts to lower costs contributed to this increase. Combined material, packaging and freight costs were approximately 1% lower in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Similar to the Business to Business Products Group, the cost of fuel used in our production processes and material costs are lower, while freight costs have increased. In addition, procurement cost savings initiatives continue to provide packaging cost reductions for this Group.

Consolidated gross profit as a percentage of net sales for the first quarter of fiscal 2008 increased to 23% from 21% in the first quarter of fiscal 2007. Price increases and successful efforts to reduce costs and improve production efficiency have helped improve margins. Non-fuel manufacturing costs decreased 2%, which had a positive impact on gross profit. In particular, repair costs were lower in the first quarter of fiscal 2008. Further contributing to the improved gross profit was a 2% decrease in the cost of fuel used in the manufacturing process in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Selling, general and administrative expenses as a percentage of net sales for the first quarter of fiscal 2008 were 16%, the same as the first quarter of fiscal 2007.

Interest expense was down $43,000 for the first quarter of fiscal 2008 as compared to the same period in fiscal 2007 due to continued debt reduction. Interest income was up $30,000 in the first quarter of fiscal 2008. Higher average investment balances provided additional interest income; however, lower interest rates reduced the potential interest income increase.

Our effective tax rate was 28% of pre-tax income in the first quarter of fiscal 2008 compared to 27% in the first quarter of fiscal 2007. The effective tax rate is up slightly based on the projected composition of our taxable income for fiscal 2008.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first quarter of fiscal 2008 were $4,492,000 or 8% of total Company sales. This represents an increase of 5% from the first quarter of fiscal 2007, in which foreign subsidiary sales were $4,298,000 or 8% of total Company sales. The increase in net sales was seen in both our Canadian and United Kingdom operations. Both operations’ sales were up due to higher selling prices. For the first quarter of fiscal 2008, the foreign subsidiaries reported net income of $323,000, an increase of $352,000 from the $29,000 net loss reported in the first quarter of fiscal 2007. The improved net income is primarily the result of the higher selling prices and lower material costs in Canada due to new material sourcing. Similar to our domestic operations, the Canadian subsidiary also experienced freight cost increases.

Identifiable assets of our foreign subsidiaries as of October 31, 2007 were $10,251,000, compared to $9,449,000 as of October 31, 2006. The increase was driven by increased cash and investments and increased accounts receivable corresponding to the increased sales.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, the purchasing and upgrading of real estate, equipment and facilities, and investing in infrastructure and potential acquisitions. We principally have used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements. Cash and cash equivalents decreased $6,763,000 during the first quarter of fiscal 2008 to $5,370,000 at October 31, 2007.

The following table sets forth certain elements of our unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	October 31, 2007	October 31, 2006
Net cash provided by operating activities	$4	$2,039
Net cash (used in) provided by investing activities	(6,355)	295
Net cash used in provided by financing activities	(5)	(759)
Effect of exchange rate changes on cash and cash equivalents	(407)	(55)
Net (decrease) increase in cash and cash equivalents	(6,763)	1,520

Net cash provided by operating activities

Net cash provided by operations was $4,000 for the three months ended October 31, 2007, compared to $2,039,000 for the three months ended October 31, 2006. The decrease was due primarily to changes in working capital that offset the increase in net income. For the first three months of fiscal years 2008 and 2007, the primary components of working capital that impacted operating cash flows were as follows:

Accounts receivable, less allowance for doubtful accounts, decreased by $354,000 in the first three months of fiscal 2008 versus a decrease of $106,000 in the first three months of fiscal 2007. Accounts receivable was lower at the end of the first quarter in both fiscal years despite an increase in sales over the previous year’s fourth quarter. The decrease in both years is due to timing of sales and collections and ongoing efforts to improve collection procedures.

Inventories increased $2,299,000 in the first three months of fiscal 2008, versus an increase of $250,000 in the same period in fiscal 2007. Inventories increased in the first three months of fiscal 2008 in an effort to build finished goods inventory to meet future demand of specific products and to level production. The increase in the first three months of fiscal 2007 was due to normal seasonality.

Other prepaid expenses increased $654,000 in the first three months of fiscal 2008 versus an increase of $442,000 in the first three months of fiscal 2007. The increase in both years is due primarily to the timing of insurance premium payments.

Accounts payable increased $296,000 in the first three months of fiscal 2008 versus a decrease of $1,034,000 in the same period in fiscal 2007. The increase in the first quarter of fiscal 2008 was due to normal fluctuations in the timing of payments. The decrease in the first quarter of fiscal 2007 was due to timing of payments and a decline in fuel costs.

Accrued expenses decreased $2,606,000 in the first three months of fiscal 2008 versus a decrease of $164,000 in the first three months of fiscal 2007. The decrease in both years was due to the payout of the prior fiscal year’s discretionary bonus accrual and lower accrued fuel expense due to lower costs of fuel used in production. For the first three months of fiscal 2008, this decrease was partially offset by a higher freight expense accrual due to higher freight costs and the timing of shipments at quarter-end.

Net cash (used in) provided by investing activities

Cash used in investing activities was $6,355,000 in the first three months of fiscal 2008 compared to cash provided by investing activities of $295,000 in the first three months of fiscal 2007. In the first three months of fiscal 2008, more cash was used for purchases of Treasury securities as compared to the first three months of fiscal 2007. Purchases and dispositions of Treasury securities in both periods are also subject to variations in the timing of investment maturities. Capital expenditures were $2,147,000 in the first three months of fiscal 2008 compared to $2,352,000 in the same period of fiscal 2007.

Net cash used in financing activities

Cash used in financing activities was $5,000 in the first three months of fiscal 2008 compared to $759,000 in the first three months of fiscal 2007. Dividend payments were $834,000 in the first three months of fiscal 2008, compared to $754,000 in the first three months of fiscal 2007 due to a dividend increase. Conversely, higher stock options exercise activity in the first three months of fiscal 2008 provided $593,000 from the issuance of common stock compared to $29,000 for the same period in fiscal 2007. The increase in stock option exercises also provided an excess tax benefit of $158,000 in the first quarter of fiscal 2008 compared to $1,000 in the same period of fiscal 2007.

Other

Total cash and investment balances held by our foreign subsidiaries at October 31, 2007 and 2006 were $1,016,000 and $561,000, respectively. Our foreign subsidiaries’ investment balances increased due to higher net income.

As part of our normal course of business, we guarantee certain debts and trade payables of our wholly owned subsidiaries. These arrangements are made at the request of the subsidiaries’ creditors because separate financial statements are not distributed for the wholly owned subsidiaries. As of October 31, 2007, the value of these guarantees was $22,000 of lease liabilities and $2,500,000 of long-term debt.

On January 27, 2006, we entered into a $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) that is effective until January 27, 2009. The credit agreement provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris. At October 31, 2007, the variable rates would have been 7.8% for the Harris’ prime-based rate or 5.8% for the LIBOR-based rate. At October 31, 2006, the variable rates would have been 8.3% for the Harris’ prime-based rate or 6.3% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of October 31, 2007 and 2006, we had $15,000,000 available under this credit facility and we were in compliance with its covenants.

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

Our capital requirements are subject to change as business conditions warrant and opportunities arise. The tables in the following subsection summarize our contractual obligations and commercial commitments at October 31, 2007 for the time frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-Term Debt	$31,080,000	$8,080,000	$6,200,000	$7,900,000	$8,900,000
Interest on Long-Term Debt	6,809,000	1,758,000	2,601,000	1,700,000	750,000
Operating Leases	10,789,000	1,872,000	2,648,000	1,813,000	4,456,000
Unconditional Purchase Obligations	5,952,000	5,952,000	—	—	—
Total Contractual Cash Obligations	$54,630,000	$17,662,000	$11,449,000	$11,413,000	$14,106,000

We are not required to make a contribution to our defined benefit pension plan in fiscal 2008. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions.

The unconditional purchase obligations represent forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2008. As of October 31, 2007, the remaining purchase obligation for fiscal 2008 was $5,952,000 for 670,000 MMBtu. These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Standby Letters of Credit	$253,000	$253,000	$—	$—	$—
Other Commercial Commitments	27,280,000	27,280,000	—	—	—
Total Commercial Commitments	$27,533,000	$27,533,000	$—	$—	$—

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

See the information concerning our critical accounting policies included under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q. For additional information on our adoption of FIN 48, see Note 7 of the notes to unaudited consolidated condensed financial statements in this Quarterly Report on Form 10-Q.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. We will adopt the provisions of this Statement as of August 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The Statement also establishes presentation and disclosure requirements relating to items measured at fair value. The provisions of this Statement are to be applied prospectively and we will adopt this Statement as of August 1, 2008. We are currently evaluating the impact of adoption of SFAS No. 159 on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We had two interest rate swap agreements as of October 31, 2007. We believe that the market risk arising from holding our financial instruments is not material.

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

We are exposed to commodity price risk with respect to natural gas. We have contracted for a portion of our fuel needs for fiscal 2008 using forward purchase contracts to manage the volatility in fuel prices related to this exposure. The weighted average cost of the fiscal 2008 contracts has been estimated to be approximately 5% higher than the contracts for fiscal 2007. All contracts were entered into during the normal course of business and no contracts were entered into for speculative purposes.

The tables below provide information about our natural gas purchase contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the purchase contracts, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2008. The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on November 28, 2007.

Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2008
	Expected 2008 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	930,000	—
Weighted Average Price (Per MMBtu)	$8.67	—
Contract Amount ($ U.S., in thousands)	$8,059.4	$6,528.7

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For information regarding Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended July 31, 2007. There have been no material changes in risk factors since July 31, 2007.

ITEM 6. EXHIBITS

(a)	EXHIBITS:

Exhibit No.	Description	SEC Document Reference
10.1	Second Amendment, dated as of October 15, 2007, to Memorandum of Agreement #1450 “Fresh Step”TM dated as of March 12, 2001.	Filed herewith. Confidential treatment of certain portions of this exhibit has been requested.

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a - 14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

BY /s/ Andrew N. Peterson
Andrew N. Peterson
Vice President and Chief Financial Officer

BY /s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer

Dated: December 7, 2007

EXHIBITS

Exhibit No.	Description
10.1
Second Amendment, dated as of October 15, 2007, to Memorandum of Agreement #1450 “Fresh Step”TM dated as of March 12, 2001. Confidential treatment of certain portions of this exhibit has been requested.

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