Form 10-Q
period 2008-01-31
OIL DRI CORP OF AMERICA
filed 2008-03-07
CIK 74046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended January 31, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock owned by non-affiliates as of January 31, 2008 for accelerated filer purposes was $100,149,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Common Stock – 5,076,000 Shares
Class B Stock – 1,914,797 Shares

CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3 – 16

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	17 - 23

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4:	Controls and Procedures	25

	PART II – OTHER INFORMATION

Item 1A:	Risk Factors	26

Item 4:	Submission of Matters to a Vote of Security Holders	26

Item 6:	Exhibits	27

Signatures		28

Exhibits		29

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	January 31, 2008	July 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$4,325	$12,133
Investment in securities	24,355	17,894
Accounts receivable, less allowance of $643 and $569 at January 31, 2008 and July 31, 2007, respectively	29,973	27,933
Inventories	16,396	15,237
Deferred income taxes	788	788
Prepaid expenses and other assets	5,511	4,315
Total Current Assets	81,348	78,300

Property, Plant and Equipment
Cost	154,550	151,478
Less accumulated depreciation and amortization	(102,818)	(100,033)
Total Property, Plant and Equipment, Net	51,732	51,445

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of $339 and $327 at January 31, 2008 and July 31, 2007, respectively	817	817
Debt issuance costs, net of accumulated amortization of $487 and $450 at January 31, 2008 and July 31, 2007, respectively	376	413
Licensing agreements, net of accumulated amortization of $2,857 and $2,757 at January 31, 2008 and July 31, 2007, respectively	582	682
Deferred income taxes	1,652	1,618
Other	3,692	3,650
Total Other Assets	12,281	12,342

Total Assets	$145,361	$142,087

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	January 31, 2008	July 31, 2007
LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Current maturities of notes payable	$8,080	$4,080
Accounts payable	6,130	6,181
Dividends payable	846	833
Accrued expenses:
Salaries, wages and commissions	4,018	7,052
Trade promotions and advertising	3,028	2,395
Freight	1,524	1,305
Other	5,796	5,559
Total Current Liabilities	29,422	27,405

Noncurrent Liabilities
Notes payable	23,000	27,080
Deferred compensation	4,958	4,756
Other	3,043	2,604
Total Noncurrent Liabilities	31,001	34,440

Total Liabilities	60,423	61,845

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,362,226 shares at January 31, 2008 and 7,270,167 shares at July 31, 2007	736	727
Class B Stock, par value $.10 per share, issued 2,239,538 shares at January 31, 2008 and 2,234,538 shares at July 31, 2007	224	223
Additional paid-in capital	21,572	20,150
Restricted unearned stock compensation	(824)	(991)
Retained earnings	103,386	100,503
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	50	59
Pension and postretirement benefits	869	857
Cumulative translation adjustment	718	507
	126,731	122,035
Less Treasury Stock, at cost (2,286,226 Common and 324,741 Class B shares at January 31, 2008 and 2,286,226 Common and 324,741 Class B shares at July 31, 2007)	(41,793)	(41,793)
Total Stockholders’ Equity	84,938	80,242

Total Liabilities & Stockholders’ Equity	$145,361	$142,087

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For The Six Months Ended January 31
	2008	2007

Net Sales	$113,311	$105,002
Cost of Sales	(89,533)	(82,842)
Gross Profit	23,778	22,160
Selling, General and Administrative Expenses	(17,111)	(16,812)
Income from Operations	6,667	5,348

Other Income (Expense)
Interest expense	(1,144)	(1,258)
Interest income	652	691
Other, net	133	147
Total Other Income (Expense), Net	(359)	(420)

Income Before Income Taxes	6,308	4,928
Income taxes	(1,735)	(1,318)
Net Income	4,573	3,610

Retained Earnings
Balance at beginning of year	100,503	97,390
Cumulative effect of change in accounting principle, net of tax*	—	(1,235)
Cash dividends declared	(1,690)	(1,513)
Retained Earnings – January 31	$103,386	$98,252

Net Income Per Share
Basic Common	$0.70	$0.58
Basic Class B	$0.57	$0.43
Diluted	$0.64	$0.52

Average Shares Outstanding
Basic Common	5,033	4,861
Basic Class B	1,846	1,810
Diluted	7,196	6,952

*See Note 8 of the notes to the condensed consolidated financial statements for a description of the change in accounting for stripping costs incurred during production.

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Six Months Ended January 31
	2008	2007

Net Income	$4,573	$3,610

Other Comprehensive Income:
Unrealized (loss) gain on marketable securities	(9)	15
Pension and postretirement benefits	12
Cumulative Translation Adjustments	211	(28)

Total Comprehensive Income	$4,787	$3,597

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except for per share amounts)
(unaudited)

	For The Three Months Ended January 31
	2008	2007

Net Sales	$58,026	$52,873
Cost of Sales	(46,678)	(41,376)
Gross Profit	11,348	11,497
Selling, General and Administrative Expenses	(8,251)	(8,651)
Income from Operations	3,097	2,846

Other Income (Expense)
Interest expense	(570)	(641)
Interest income	284	353
Other, net	71	122
Total Other Income (Expense), Net	(215)	(166)

Income Before Income Taxes	2,882	2,680
Income taxes	(793)	(717)
Net Income	$2,089	$1,963

Net Income Per Share
Basic Common	$0.32	$0.32
Basic Class B	$0.26	$0.23
Diluted	$0.29	$0.28

Average Shares Outstanding
Basic Common	5,062	4,871
Basic Class B	1,853	1,815
Diluted	7,239	6,987

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Three Months Ended January 31
	2008	2007

Net Income	$2,089	$1,963

Other Comprehensive Income:

Unrealized (loss) gain on marketable securities	(35)	7
Pension and postretirement benefits	6	—
Cumulative Translation Adjustments	(236)	(102)

Total Comprehensive Income	$1,824	$1,868

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	For The Six Months Ended January 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,573	$3,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,735	3,672
Amortization of investment discount	(455)	(447)
Non-cash stock compensation expense	468	567
Excess tax benefits for share-based payments	(238)	(86)
Deferred income taxes	10	(6)
Provision for bad debts	120	205
Loss on the sale of fixed assets	18	446
(Increase) Decrease in:
Accounts receivable	(2,159)	(1,010)
Inventories	(1,159)	1,268
Prepaid expenses	(1,196)	(454)
Other assets	180	(201)
Increase (Decrease) in:
Accounts payable	144	(968)
Accrued expenses	(1,893)	(95)
Deferred compensation	202	89
Other liabilities	372	523
Total Adjustments	(1,851)	3,503
Net Cash Provided by Operating Activities	2,722	7,113

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,828)	(4,098)
Proceeds from sale of property, plant and equipment	28	30
Purchases of investment securities	(56,006)	(22,852)
Dispositions of investment securities	50,000	23,700
Net Cash Used in Investing Activities	(9,806)	(3,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(80)	(80)
Dividends paid	(1,678)	(1,509)
Proceeds from issuance of common stock	893	496
Excess tax benefits for share-based payments	238	86
Other, net	68	36
Net Cash Used in Financing Activities	(559)	(971)

Effect of exchange rate changes on cash and cash equivalents	(165)	43

Net (Decrease) Increase in Cash and Cash Equivalents	(7,808)	2,965
Cash and Cash Equivalents, Beginning of Year	12,133	6,607
Cash and Cash Equivalents, January 31	$4,325	$9,572

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The unaudited condensed consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany transactions are eliminated.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three months and the six months ended January 31, 2008 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2008.

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

2. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	January 31,	July 31,
	2008	2007
Finished goods	$9,734	$9,012
Packaging	3,615	3,118
Other	3,047	3,107
	$16,396	$15,237

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at January 31, 2008 and July 31, 2007 were $183,000 and $199,000, respectively.

3. PENSION AND OTHER POST RETIREMENT BENEFITS

The components of net periodic pension benefits cost of our sponsored defined benefit plans were as follows:

	PENSION PLANS
	Three Months Ended		Six Months Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
	(dollars in thousands)		(dollars in thousands)
Components of net periodic pension benefit cost:
Service cost	$212	$198	$424	$405
Interest cost	292	270	584	545
Expected return on plan assets	(347)	(301)	(694)	(602)
Net amortization	37	6	86	12
	$194	$173	$400	$360

We have funded the plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974, as amended. We did not make a contribution to our pension plan during the first six months of fiscal 2008. We intend to make a contribution to the pension plan during the current fiscal year equal to the annual actuarial determined cost. We currently estimate this amount to be approximately $830,000.

The components of the net periodic postretirement health benefit cost were as follows:

	POST RETIREMENT HEALTH BENEFITS
	Three Months Ended		Six Months Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
	(dollars in thousands)		(dollars in thousands)
Components of net periodic postretirement benefit cost:
Service cost	$17	$16	$34	$32
Interest cost	18	16	36	32
Amortization of net transition obligation	4	4	8	8
Net actuarial loss	(1)	1	6	2
	$38	$37	$84	$74

Our plan covering postretirement health benefits is an unfunded plan.

Assumptions used in the previous calculations are as follows:

	PENSION PLAN		POST RETIREMENT HEALTH BENEFITS
	For three and six months ended:
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Discount rate for net periodic benefit cost	6.25%	6.25%	6.25%	6.25%
Rate of increase in compensation levels	4.00%	4.00%	—	—
Long-term expected rate of return on assets	8.00%	8.00%	—	—
Medical trend	—	—	6.00%	6.00%
Measurement date	7/31/2007	7/31/2006	7/31/2007	7/31/2006
Census date	8/1/2006	8/1/2005	8/1/2006	8/1/2005

4.  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations (SFAS No. 141-R). SFAS No.141-R will significantly change the accounting for future business combinations after adoption. SFAS No. 141-R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquired business. SFAS No. 141-R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141-R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt this Statement as of August 1, 2009. When we adopt this Statement, we will apply it to future periods in the event that we have an acquisition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the noncontrolling interest to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt this Statement as of August 1, 2009. We are currently evaluating the impact SFAS No. 160 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, SFAS No. 157 was amended by FASB Staff Positions (“FSP”) SFAS No. 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and by FSP SFAS No. 157-2 Effective Date of FASB Statement No. 157. FSP SFAS No. 157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt the provisions of these Statements as of August 1, 2008. We are currently evaluating the impact of adopting these Statements on our consolidated financial statements.

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

Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations as follows:

	Assets
	January 31,	July 31,
	2008	2007
	(in thousands)
Business to Business Products	$36,575	$35,298
Retail and Wholesale Products	64,493	61,992
Unallocated Assets	44,293	44,797
Total Assets	$145,361	$142,087

	Six Months Ended January 31,
	Net Sales		Operating Income
	2008	2007	2008	2007
	(in thousands)
Business to Business Products	$35,480	$33,782	$7,657	$6,249
Retail and Wholesale Products	77,831	71,220	8,233	8,089
Total Sales/Operating Income	$113,311	$105,002	15,890	14,338
Less:
Corporate Expenses			9,090	8,843
Interest Expense, net of
Interest Income			492	567
Income before Income Taxes			6,308	4,928
Income Taxes			(1,735)	(1,318)
Net Income			$4,573	$3,610

	Three Months Ended January 31,
	Net Sales		Operating Income
	2008	2007	2008	2007
	(in thousands)
Business to Business Products	$18,563	$16,897	$3,656	$2,851
Retail and Wholesale Products	39,463	35,976	3,883	4,540
Total Sales/Operating Income	$58,026	$52,873	7,539	7,391
Less:
Corporate Expenses			4,371	4,423
Interest Expense, net of
Interest Income			286	288
Income before Income Taxes			2,882	2,680
Income Taxes			(793)	(717)
Net Income			$2,089	$1,963

6. STOCK-BASED COMPENSATION

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”) in the first quarter of fiscal 2006. In accordance with this pronouncement, we record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The stock-based compensation expense in the first six months of fiscal years 2008 and 2007 is the cost related to the unvested portion of grants issued after August 1, 2000 and grants issued after July 31, 2005. The stock options granted before August 1, 2000 were fully vested as of the beginning of fiscal 2006.

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

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to our directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant. Our directors are considered employees under the provisions of SFAS 123R. Stock options have been granted to our directors for a 10-year term with a one year vesting period. There are 106,250 stock options outstanding as of January 31, 2008, and no stock options available for future grants under this plan. All stock issued under this plan were from treasury stock.

A five-for-four stock split was announced by our Board on June 6, 2006. In keeping with historical practices, we have adjusted the number of shares and the option prices to equitably adjust all outstanding stock options. Under SFAS 123R, the equitable adjustment of outstanding options to reflect a change in capitalization (such as a stock split) may require the recognition of incremental compensation expense if the adjustment is not determined to have been required by the actual terms of the equity incentive plan. The Directors’ Plan and the 1995 Plan may be deemed to have been discretionary, rather than required by the actual terms of these plans. We therefore recognized additional stock-based compensation expense as a result of the modification of approximately $96,000 and $105,000 in the second quarter of fiscal 2008 and 2007, respectively, and $207,000 and $247,000 in the first six months of fiscal 2008 and 2007, respectively.

The fair value of the fiscal 2007 stock options was estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used during the full fiscal 2007 were: volatility, 22.4%; risk free interest rate, 4.6%; expected life, 5.0 years; dividend rate, 2.8%. There were no stock options granted in the first six months of fiscal 2008. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the options granted was estimated by reference to the vesting schedule, historical and future expected exercise behavior of employees and comparison with other reporting companies. Expected volatility was based on historical volatility for a period of five years, ending the day of grant, and calculated on a daily basis. The dividend rate is based on the actual dividend and share price on the grant date.

Changes in our stock options during the first six months of fiscal 2008 were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, July 31, 2007	786	$8.87		$8,789
Exercised	(97)	$9.20		$983
Cancelled	(10)	$9.33		$101
Options outstanding, January 31, 2008	679	$8.81	4.6	$7,633
Options exercisable, January 31, 2008	460	$8.84	4.3	$5,157

The amount of cash received from the exercise of stock options during the second quarter of fiscal 2008 was $302,000 and the related tax benefit was $80,000. The amount of cash received from the exercise of stock options during the first six months of fiscal 2008 was $895,000 and the related tax benefit was $238,000.

Restricted Stock

Our 1995 Plan and 2006 Plan both provide for grants of restricted stock. The vesting schedule under the 1995 Plan has varied, but has generally been three years or less. Under the 2006 Plan, the grants issued so far have vesting periods between three and five years.

Included in our stock-based compensation expense in the second quarter of fiscal years 2008 and 2007 is $84,000 and $82,000, respectively, related to the unvested restricted stock granted in fiscal 2005 and the 90,000 shares of restricted stock granted in fiscal 2006. In the first six months of fiscal years 2008 and 2007, the expense related to the unvested restricted stock was $164,000 and $167,000, respectively. No shares of restricted stock were granted in the first six months of fiscal 2008.

Changes in our restricted stock outstanding during the first six months of fiscal 2008 were as follows:

	(shares in thousands)
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at July 31, 2007	76	$15.38
Vested	(18)
Unvested restricted stock at January 31, 2008	58	$15.39

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

As of August 1, 2007, we have recognized no material adjustments in the liability for unrecognized income tax benefits. As of the adoption date on August 1, 2007, we had approximately $200,000 of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. The amount of unrecognized tax benefits was not materially changed as of January 31, 2008.

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

9.	SALE OF EMISSION REDUCTION CREDITS

During the first quarter of fiscal 2008, we entered into an agreement to sell emission reduction credits we hold in the State of California to an unaffiliated third party. On November 1, 2007, during our second quarter of fiscal 2008, the San Joaquin Valley Air Pollution Control District completed the transfer of ownership forms and releases, thereby allowing consummation of the sale. Cost of sales for the three and six months ending January 31, 2008, was reduced by the net proceeds of $507,000 as a result of this sale.

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

OVERVIEW

We develop, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other sorbent materials. Our principal products include cat litter, industrial and automotive absorbents, bleaching clay and clarification aids, agricultural chemical carriers, animal health and nutrition and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end customer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable segments, the Retail and Wholesale Products Group and the Business to Business Products Group, as described in Note 5 of the unaudited condensed financial statements.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2008 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2007

Consolidated net sales for the six months ended January 31, 2008 were $113,311,000, an increase of 8% from net sales of $105,002,000 in the first six months of fiscal 2007. Net income for the first six months of fiscal 2008 was $4,573,000, an increase of 27% from net income of $3,610,000 in the first six months of fiscal 2007. Diluted income per share for the first six months of fiscal 2008 was $0.64 versus $0.52 diluted net income per share for the first six months of fiscal 2007.

Net income for the first six months of fiscal 2008 was positively impacted by overall higher net selling prices, increased volume, lower cost of fuel used in the manufacturing process and a $507,000 reduction in cost of sales resulting from the sale of emission reduction credits, as described in Note 9 of the unaudited condensed consolidated financial statements. Net income was negatively impacted by higher freight and packaging costs. Freight costs increased significantly due to record diesel fuel prices in both the trucking and rail distribution channels and changes in our customer geographic distribution mix. Packaging costs were up due to price increases in the resin and paper markets.

Net sales of the Business to Business Products Group for the first six months of fiscal 2008 were $35,480,000, an increase of $1,698,000 from net sales of $33,782,000 in the first six months of fiscal 2007. Total tons sold for the Group were down 3% compared to the first six months of fiscal 2007; however, the mix of products and increased selling prices provided for higher sales in the first six months of fiscal 2008. Sales of bleaching earth and fluid purification products were up 16% due to increased selling prices and higher tons sold. The higher tonnage was due to increased sales to existing customers and new business, which included applications in the biodiesel production industry. Our co-packaged cat litter sales increased 2% due to a higher selling price and a new co-packaging customer. Sales of animal health and nutrition products also increased primarily due to higher volume and selling price increases for our mycotoxin binder and animal feed binder products. Conversely, sales of agricultural chemical carriers were down due to 16% lower volume caused by the continued market erosion due to growth of genetically modified seed and seed treatments.

The Business to Business Products Group’s segment income increased 23% from $6,249,000 in the first six months of fiscal 2007 to $7,657,000 in the first six months of fiscal 2008. A higher net selling price for most products in the Group offset an increase of approximately 7% in combined freight and packaging costs. Freight costs increased significantly due to higher diesel fuel prices. Packaging costs were up due to price increases in the resin and paper markets.

Net sales of the Retail and Wholesale Products Group for the first six months of fiscal 2008 were $77,831,000, an increase of $6,611,000 from net sales of $71,220,000 reported in the first six months of fiscal 2007. Total tons sold for the Group were up 8%. Cat litter tons sold increased 18%. Net sales of private label cat litter increased 47% due to higher volume and price increases. The higher volume is the result of new distribution to existing customers as well as new customers. In contrast, branded cat litter sales declined 7% due to loss of a customer. Sales of industrial absorbents were down 5% due to lower volume.

The Retail and Wholesale Products Group’s segment income increased 2% from $8,089,000 in the first six months of fiscal 2007 to $8,233,000 in the first six months of fiscal 2008. The Group’s overall increase in sales was mostly offset by higher costs. Freight costs were approximately 18% higher in the first six months of fiscal 2008 compared to the first six months of fiscal 2007. The cost of freight has increased significantly due to higher fuel costs and the geographic distribution mix of customers. The Group’s product margins were also negatively impacted by increased packaging costs.

Our consolidated gross profit as a percentage of net sales for the first six months of fiscal 2008 was 21%, the same as in the first six months of fiscal 2007. Increased freight costs were offset by net selling price increases and a 4% decrease in the cost of fuel used in the manufacturing process. Cost of sales for the first six months of fiscal 2008 was also reduced by $507,000 as a result of the sale of emission reduction credits as described in Note 9 of the unaudited condensed consolidated financial statements. Non-fuel manufacturing costs were flat with the prior year.

Selling, general and administrative expenses as a percentage of net sales for the first six months of fiscal 2008 were 15%, compared to 16% in the first six months of fiscal 2007. Expenses in the first six months of fiscal 2008 included a lower discretionary bonus accrual and lower stock compensation expense, which were partially offset by increased spending for research and development. Discretionary bonus targets are revised each year. Stock compensation expense declined as existing grants were fully expensed and no new grants were issued. Research and development costs increased as we focused on new product development and improvements in existing products.

Interest expense was down $114,000 for the first six months of fiscal 2008 compared to the same period in fiscal 2007 due to continued debt reduction. Interest income was down $39,000 in the second quarter of fiscal 2008. A lower average interest rate offset the benefit of higher average investment balances.

Our effective tax rate was 28% of pre-tax income in the first six months of fiscal 2008 compared to 27% in the first six months of fiscal 2007. The effective tax rate is up slightly based on the projected composition of our taxable income for fiscal 2008.

Total assets increased $3,274,000 or 2% during the first six months of fiscal 2008. Current assets increased $3,048,000 or 4% from fiscal 2007 year-end balances, primarily due to an increase in investments, accounts receivable, inventories and prepaid expenses. These increases were partially offset by a decrease in cash and cash equivalents. The changes in current assets are described in Liquidity and Capital Resources. Property, plant and equipment, net of accumulated depreciation, increased $287,000 during the first six months of fiscal 2008.

Total liabilities decreased $1,410,000 during the first six months of fiscal 2008. Current liabilities increased $2,017,000 or 7% primarily due to an increase in current maturities of notes payable, accrued trade spending and other accrued expenses. Partially offsetting these increases was a decrease in accrued salaries. The changes in current liabilities are described in Liquidity and Capital Resources. Non-current liabilities decreased $3,427,000 or 10% due to a reclassification of notes payable from long-term to current.

THREE MONTHS ENDED JANUARY 31, 2008 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2007

Consolidated net sales for the three months ended January 31, 2008 were $58,026,000, an increase of 10% from net sales of $52,873,000 in the second quarter of fiscal 2007. Net income for the second quarter of fiscal 2008 was $2,089,000, an increase of 6% from net income of $1,963,000 in the second quarter of fiscal 2007. Diluted income per share for the second quarter of fiscal 2008 was $0.29 versus $0.28 diluted net income per share for the second quarter of fiscal 2007.

Net income for the second quarter of fiscal 2008 was positively impacted by overall higher net selling prices, increased volume, lower cost of fuel used in the manufacturing process and a $507,000 reduction in cost of sales as a result of the sale of emission reduction credits as described in Note 9 of the unaudited condensed consolidated financial statements. Net income for the quarter was negatively impacted by higher freight, packaging and material costs. Freight costs increased significantly due to record diesel fuel prices and changes in our customer geographic distribution mix. Higher selling prices in the Business to Business Products Group contributed to the increased net income; however, higher volume in the Retail and Wholesale Products Group could not overcome a decreased net selling price and higher costs.

Net sales of the Business to Business Products Group for the second quarter of fiscal 2008 were $18,563,000, an increase of $1,666,000 from net sales of $16,897,000 in the second quarter of fiscal 2007. Total tons sold for the Group were even with the second quarter of fiscal 2007; however, increased selling prices provided for higher sales in the second quarter of fiscal 2008. Sales of bleaching earth and fluid purification products were up 20% due to increased selling prices and higher tons sold. The higher tonnage was due to increased sales to existing customers and new business, which included applications in the biodiesel production industry. Our co-packaged cat litter sales increased 8% due to a higher selling price and a new co-packaging customer. Sales of animal health and nutrition products also increased due to price increases for our mycotoxin binder products. Sales of agricultural chemical carriers and our Flo-Fre product, a by-product of the chemical carrier manufacturing process, were up due to a higher selling price which offset lower volume.

The Business to Business Products Group’s segment income increased 28% from $2,851,000 in the second quarter of fiscal 2007 to $3,656,000 in the second quarter of fiscal 2008. The increase in sales due to the higher net selling price for most products in the Group was partially offset by a combined freight, packaging and material costs increase of approximately 10%. Freight costs increased significantly due to higher diesel fuel prices. Packaging costs were up due to price increases in the resin and paper markets.

Net sales of the Retail and Wholesale Products Group for the second quarter of fiscal 2008 were $39,463,000, an increase of $3,487,000 from net sales of $35,976,000 reported in the second quarter of fiscal 2007. Total tons sold for the Group were up 11%. Cat litter tons sold increased 22%. Net sales of private label cat litter increased 49% due to higher volume and price increases. The higher volume was the result of new distribution to existing customers and new customers. In contrast, branded cat litter sales declined 6% due to loss of a customer. Sales of industrial absorbents were down for the quarter due to lower volume.

The Retail and Wholesale Products Group’s segment income decreased 15% from $4,540,000 in the second quarter of fiscal 2007 to $3,883,000 in the second quarter of fiscal 2008. The Group’s increase in volume was not sufficient to offset an overall decrease in net selling price and higher costs. The decrease in net selling price was driven by higher trade spending and product mix. Freight costs were approximately 21% higher in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The cost of freight has increased significantly due to higher fuel costs and the geographic distribution mix of customers. Our product margins were also negatively impacted by increased packaging costs.

Consolidated gross profit as a percentage of net sales for the second quarter of fiscal 2008 was 20%, compared to 22% for the second quarter of fiscal 2007. Increased freight and packaging costs and a reduced net selling price in the Retail and Wholesale Products Group were partially offset by a 6% decrease in the cost of fuel used in the manufacturing process. Cost of sales for the second quarter of fiscal 2008 was reduced by $507,000 as a result of the sale of emission reduction credits as described in Note 9 of the unaudited condensed consolidated financial statements. Non-fuel manufacturing costs were flat with the prior year.

Selling, general and administrative expenses as a percentage of net sales for the second quarter of fiscal 2008 were 14%, compare to 16% in the second quarter of fiscal 2007. The second quarter of fiscal 2008 expenses included a lower discretionary bonus accrual and lower stock compensation expense. Discretionary bonus targets are revised each year. Stock compensation expense declined as existing grants were fully expensed and no new grants were issued. These decreases were partially offset by increased spending for research and development as we focused on new product development and improvements in existing products.

Interest expense was down $71,000 for the second quarter of fiscal 2008 compared to the same period in fiscal 2007 due to continued debt reduction. Interest income was down $69,000 in the second quarter of fiscal 2008. A lower average interest rate offset the benefit of higher average investment balances.

Our effective tax rate was 28% of pre-tax income in the second quarter of fiscal 2008 compared to 27% in the second quarter of fiscal 2007. The effective tax rate is up slightly based on the projected composition of our taxable income for fiscal 2008.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first six months of fiscal 2008 were $8,698,000 or 8% of total Company sales. This represents an increase of 2% from the first six months of fiscal 2007, in which foreign subsidiary sales were $8,510,000 or 8% of total Company sales. The increase in net sales was seen in our United Kingdom subsidiary, while our Canadian subsidiary’s net sales were flat with the comparable period in fiscal 2007. The United Kingdom sales were up due to higher selling prices and higher volume. In our Canadian subsidiary, higher selling prices were offset by lower volume for both cat litter and industrial products. For the first six months of fiscal 2008, our foreign subsidiaries reported net income of $488,000, an increase of $179,000 from the $309,000 net income reported in the first six months of fiscal 2007. Higher selling prices and lower material costs contributed to the improved net income.

Identifiable assets of our foreign subsidiaries as of January 31, 2008 were $10,195,000 compared to $9,528,000 as of January 31, 2007. The increase was driven by higher cash and investments and accounts receivable corresponding to the increased sales.

Net sales by our foreign subsidiaries during the second quarter of fiscal 2008 were $4,206,000 or 7% of total Company sales, which is flat with the second quarter of fiscal 2007, in which foreign subsidiary sales were $4,212,000 or 8% of total Company sales. Net sales for our United Kingdom subsidiary were up $148,000, while net sales of our Canadian subsidiary were down a corresponding amount. Selling prices were up for both subsidiaries; however, volume was down for our Canadian subsidiary. For the second quarter of fiscal 2008, our foreign subsidiaries reported net income of $165,000, a decrease of $173,000 from the $338,000 net income reported in the second quarter of fiscal 2007. Our Canadian operations were negatively impacted by increased labor and freight costs.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, the purchasing and upgrading of real estate, equipment and facilities, funding new product development and investing in infrastructure and potential acquisitions. We principally have used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements. Cash and cash equivalents decreased $7,808,000 during the first six months of fiscal 2008 to $4,325,000 at January 31, 2008.

The following table sets forth certain elements of our unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	January 31, 2008	January 31, 2007
Net cash provided by operating activities	$2,722	$7,113
Net cash used in investing activities	(9,806)	(3,220)
Net cash used in provided by financing activities	(559)	(971)
Effect of exchange rate changes on cash and cash equivalents	(165)	43
Net (decrease) increase in cash and cash equivalents	$(7,808)	$2,965

Net cash provided by operating activities

Net cash provided by operations was $2,722,000 for the six months ended January 31, 2008, compared to $7,113,000 for the six months ended January 31, 2007. The decrease was due primarily to changes in working capital that offset the increase in net income. For the first six months of fiscal years 2008 and 2007, the primary components of working capital that impacted operating cash flows were as follows:

Accounts receivable, less allowance for doubtful accounts, increased by $2,040,000 in the first six months of fiscal 2008 versus an increase of $1,010,000 in the first six months of fiscal 2007. The increase in accounts receivable for both fiscal years was due to higher sales in the second quarter compared to sales in the fourth quarter of the preceding fiscal year. The comparative sales increase was greater for the second quarter of fiscal 2008 (particularly in the month of January) resulting in a larger increase in accounts receivable.

Inventories increased $1,159,000 in the first six months of fiscal 2008, versus a decrease of $1,268,000 in the same period in fiscal 2007. Finished goods and packaging inventories increased in the first six months of fiscal 2008. The increase in finished goods inventory was a planned effort to meet future demand of specific products. The increase in packaging inventory was due to higher costs and increased safety stock for bag items. Inventories decreased in the first six months of fiscal 2007 due to a concerted effort to reduce packaging inventory levels, lower fuel inventory and procurement cost reduction initiatives.

Other prepaid expenses increased $1,196,000 in the first six months of fiscal 2008 versus an increase of $454,000 in the first six months of fiscal 2007. The timing of insurance premium payments resulted in an increase in prepaid expenses in both years. Prepaid income taxes also increased due to timing of tax payments in the first six months of fiscal 2008.

Accounts payable decreased $51,000 in the first six months of fiscal 2008 versus a decrease of $968,000 in the same period in fiscal 2007. The decrease in both periods was due to the normal fluctuations in the timing of payments and a decline in manufacturing fuel costs.

Accrued expenses decreased $1,945,000 in the first six months of fiscal 2008 versus a decrease of $95,000 in the first six months of fiscal 2007. In the first six months of fiscal 2008, accrued salaries was down due to the payout of the prior year’s discretionary bonus accrual. Partially offsetting this decrease was higher accrued trade spending due to increased advertising and an increase in accrued freight due to higher freight costs. In the first six months of fiscal 2007, accrued trade spending decreased due to timing and reduction of promotional activities. Other accrued expenses decreased due to lower packaging and fuel inventories and timing of real estate tax payments. These decreases were partially offset by a higher audit expense accrual and an increase in accrued salaries. The audit expense accrual was higher due to additional expense to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002. Accrued salaries were up due to a higher estimated fiscal 2007 discretionary bonus accrual.

Net cash used in investing activities

Cash used in investing activities was $9,806,000 in the first six months of fiscal 2008 compared to $3,220,000 in the first six months of fiscal 2007. In the first six months of fiscal 2008, more cash was used for purchases of investment securities as compared to the first six months of fiscal 2007. We have changed our investment strategy to allocate a greater portion of our financial resources to investments versus cash. Purchases and dispositions of investment securities in both periods are also subject to variations in the timing of investment maturities. Capital expenditures were $3,828,000 in the first six months of fiscal 2008 compared to $4,098,000 in the same period of fiscal 2007.

Net cash used in financing activities

Cash used in financing activities was $559,000 in the first six months of fiscal 2008 compared to $971,000 in the first six months of fiscal 2007. Dividend payments were $1,678,000 in the first six months of fiscal 2008, compared to $1,509,000 in the first six months of fiscal 2007 due to a dividend increase. Conversely, higher stock options exercise activity in the first six months of fiscal 2008 provided $893,000 from the issuance of common stock compared to $496,000 for the same period in fiscal 2007. The increase in stock option exercises also provided an excess tax benefit of $238,000 in the first six months of fiscal 2008 compared to $86,000 in the same period of fiscal 2007.

Other

Total cash and investment balances held by our foreign subsidiaries at January 31, 2008 and 2007 were $1,372,000 and $848,000, respectively. Our foreign subsidiaries’ investment balances increased due to higher net income.

As part of our normal course of business, we guarantee certain debts and trade payables of our wholly owned subsidiaries. These arrangements are made at the request of the subsidiaries’ creditors because separate financial statements are not distributed for the wholly owned subsidiaries. As of January 31, 2008, the value of these guarantees was $2,500,000 of long-term debt.

On January 27, 2006, we entered into a $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) that is effective until January 27, 2009. The credit agreement provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris. At January 31, 2008, the variable rates would have been 6.0% for the Harris’ prime-based rate or 3.5% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of January 31, 2008 and 2007, we had $15,000,000 available under this credit facility and we were in compliance with its covenants.

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

Our capital requirements are subject to change as business conditions warrant and opportunities arise. The tables in the following subsection summarize our contractual obligations and commercial commitments at January 31, 2008 for the time frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$31,080,000	$8,080,000	$6,200,000	$7,900,000	$8,900,000
Interest on Long-Term Debt	6,775,000	1,730,000	2,601,000	1,700,000	744,000
Operating Leases	12,881,000	2,412,000	3,476,000	2,537,000	4,456,000
Unconditional Purchase Obligations	4,088,000	4,088,000	—	—	—
Total Contractual Cash Obligations	$54,824,000	$16,310,000	$12,277,000	$12,137,000	$14,100,000

We are not required to make a contribution to our defined benefit pension plan in fiscal 2008. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions.

As of January 31, 2008, our non-current liability for uncertain tax positions was approximately $200,000, as described in Note 7 of the unaudited condensed consolidated financial statements. We have not presented this obligation in the table above because the timing of future cash flows is dependent on examinations by taxing authorities and can not reasonably be estimated.

The unconditional purchase obligations represent forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2008. As of January 31, 2008, the remaining purchase obligation for fiscal 2008 was $4,088,000 for 470,000 MMBtu. These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Standby Letters of Credit	$253,000	$253,000	$—	$—	$—
Other Commercial Commitments	28,465,000	28,465,000	—	—	—
Total Commercial Commitments	$28,718,000	$28,718,000	$—	$—	$—

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations (SFAS No. 141-R). SFAS No.141-R will significantly change the accounting for future business combinations after adoption. SFAS No. 141-R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquired business. SFAS No. 141-R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141-R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt this Statement as of August 1, 2009. When we adopt this Statement, we will apply it to future periods in the event that we have an acquisition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the noncontrolling interest to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt this Statement as of August 1, 2009. We are currently evaluating the impact SFAS No. 160 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, SFAS No. 157 was amended by FASB Staff Positions (“FSP”) SFAS No. 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and by FSP SFAS No. 157-2 Effective Date of FASB Statement No. 157. FSP SFAS No. 157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt the provisions of these Statements as of August 1, 2008. We are currently evaluating the impact of adopting these Statements on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We had two interest rate swap agreements as of January 31, 2008. We believe that the market risk arising from holding our financial instruments is not material.

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

We are exposed to commodity price risk with respect to natural gas. We have contracted for a portion of our fuel needs for the twelve months in fiscal 2008 using forward purchase contracts to manage the volatility in fuel prices related to this exposure. The weighted average cost of the fiscal 2008 contracts has been estimated to be approximately 5% higher than the contracts for fiscal 2007. All contracts were entered into during the normal course of business and no contracts were entered into for speculative purposes.

The tables below provide information about our natural gas purchase contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the purchase contracts outstanding at January 31, 2008, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2008. The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on February 29, 2008.

Commodity Price Sensitivity Natural Gas Future Contracts For the Six Months Ending July 31, 2008
	Expected 2008 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	470,000	—
Weighted Average Price (Per MMBtu)	$8.70	—
Contract Amount ($ U.S., in thousands)	$4,088.3	$4,304.0

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Items 1, 2, 3, and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 1A. RISK FACTORS

For information regarding Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended July 31, 2007. There have been no material changes in risk factors since July 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 4, 2007, we held our 2007 Annual Meeting of Stockholders for the purpose of considering and voting on two matters, summarized below.

1.	Election of Directors

The following schedule sets forth the results of the vote to elect eight directors. As of the record date of the meeting a total of 6,929,392 shares of Common Stock and Class B Stock were eligible to cast a total of 24,117,565 votes. At the meeting, shares representing a total of 20,287,716 votes were present in person or by proxy.

Director	Votes For	Votes Withheld
J. Steven Cole	20,187,373	100,343
Arnold W. Donald	20,232,165	55,551
Daniel S. Jaffee	19,247,947	1,039,769
Richard M. Jaffee	19,248,044	1,039,672
Joseph C. Miller	19,244,328	1,043,388
Michael A. Nemeroff	19,198,522	1,089,194
Allan H. Selig	20,180,647	107,069
Paul E. Suckow	20,238,415	49,301

2.	Ratification of Independent Registered Public Accounting Firm

Our Audit Committee’s selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending July 31, 2008 was ratified by receiving 20,240,775 votes of a total 24,117,565 eligible votes, with 33,716 votes against and 13,225 votes to abstain.

ITEM 6. EXHIBITS

(a)	EXHIBITS:

Exhibit No.	Description	SEC Document Reference
10.1	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan (as amended and restated effective April 1, 2003)*	Filed herewith.

10.2	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan (as amended and restated effective April 1, 2003)*	Filed herewith.

10.3	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Filed herewith.

10.4	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008)*	Filed herewith.

10.5	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Filed herewith.

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

BY /s/ Andrew N. Peterson
Andrew N. Peterson
Vice President and Chief Financial Officer

BY /s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer

Dated: March 7, 2008

EXHIBITS

Exhibit No.	Description
10.1	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan (as amended and restated effective April 1, 2003)

10.2	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan (as amended and restated effective April 1, 2003)

10.3	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)

10.4	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008)

10.5	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)

11	Statement re: Computation of Earnings per Share.

31	Certifications pursuant to Rule 13a - 14(a).

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

Note:
Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213.