Form 10-Q
period 2008-04-30
OIL DRI CORP OF AMERICA
filed 2008-06-05
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended April 30, 2008

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
Large accelerated filer	Accelerated filer	√

Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	√

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Common Stock – 5,095,136 Shares
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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	April 30, 2008	July 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$8,165	$12,133
Investment in securities	18,935	17,894
Accounts receivable, less allowance of $629 and $569 at April 30, 2008 and July 31, 2007, respectively	31,109	27,933
Inventories	16,941	15,237
Deferred income taxes	788	788
Prepaid expenses and other assets	5,085	4,315
Total Current Assets	81,023	78,300

Property, Plant and Equipment
Cost	154,832	151,478
Less accumulated depreciation and amortization	(104,498)	(100,033)
Total Property, Plant and Equipment, Net	50,334	51,445

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of $345 and $327 at April 30, 2008 and July 31, 2007, respectively	834	817
Debt issuance costs, net of accumulated amortization of $507 and $450 at April 30, 2008 and July 31, 2007, respectively	356	413
Licensing agreements, net of accumulated amortization of $2,906 and $2,757 at April 30, 2008 and July 31, 2007, respectively	533	682
Deferred income taxes	1,718	1,618
Other	4,578	3,650
Total Other Assets	13,181	12,342

Total Assets	$144,538	$142,087

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	April 30, 2008	July 31, 2007

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of notes payable	$5,580	$4,080
Accounts payable	7,451	6,181
Dividends payable	846	833
Accrued expenses:
Salaries, wages and commissions	4,830	7,052
Trade promotions and advertising	2,324	2,395
Freight	1,960	1,305
Other	5,964	5,559
Total Current Liabilities	28,955	27,405

Noncurrent Liabilities
Notes payable	21,500	27,080
Deferred compensation	5,148	4,756
Other	2,450	2,604
Total Noncurrent Liabilities	29,098	34,440

Total Liabilities	58,053	61,845

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,382,476 shares at April 30, 2008 and 7,270,167 shares at July 31, 2007	738	727
Class B Stock, par value $.10 per share, issued 2,239,538 shares at April 30, 2008 and 2,234,538 shares at July 31, 2007	224	223
Additional paid-in capital	21,938	20,150
Restricted unearned stock compensation	(747)	(991)
Retained earnings	104,550	100,503
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	62	59
Pension and postretirement benefits	870	857
Cumulative translation adjustment	663	507
	128,298	122,035
Less Treasury Stock, at cost (2,287,340 Common and 324,741 Class B shares at April 30, 2008 and 2,286,226 Common and 324,741 Class B shares at July 31, 2007)	(41,813)	(41,793)
Total Stockholders’ Equity	86,485	80,242

Total Liabilities & Stockholders’ Equity	$144,538	$142,087

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For The Nine Months Ended April 30
	2008	2007

Net Sales	$172,854	$157,958
Cost of Sales	(138,019)	(124,259)
Gross Profit	34,835	33,699
Selling, General and Administrative Expenses	(25,347)	(25,327)
Income from Operations	9,488	8,372

Other Income (Expense)
Interest expense	(1,696)	(1,851)
Interest income	884	1,051
Other, net	346	328
Total Other Income (Expense), Net	(466)	(472)

Income Before Income Taxes	9,022	7,900
Income taxes	(2,436)	(2,291)
Net Income	6,586	5,609

Retained Earnings
Balance at beginning of year	100,503	97,390
Cumulative effect of change in accounting principle, net of tax*	—	(1,235)
Cash dividends declared	(2,539)	(2,350)
Retained Earnings – April 30	$104,550	$99,414

Net Income Per Share
Basic Common	$1.01	$0.90
Basic Class B	$0.81	$0.66
Diluted	$0.91	$0.80

Average Shares Outstanding
Basic Common	5,052	4,882
Basic Class B	1,852	1,814
Diluted	7,206	6,980

* See Note 8 of the notes to the condensed consolidated financial statements for a description of the change in accounting for stripping costs incurred during production.

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Nine Months Ended April 30
	2008	2007

Net Income	$6,586	$5,609

Other Comprehensive Income:
Unrealized gain on marketable securities	3	3
Pension and postretirement benefits	13	—
Cumulative translation adjustment	156	175

Total Comprehensive Income	$6,758	$5,787

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except for per share amounts)
(unaudited)

	For The Three Months Ended April 30
	2008	2007

Net Sales	$59,543	$52,956
Cost of Sales	(48,486)	(41,417)
Gross Profit	11,057	11,539
Selling, General and Administrative Expenses	(8,236)	(8,515)
Income from Operations	2,821	3,024

Other Income (Expense)
Interest expense	(552)	(593)
Interest income	232	360
Other, net	213	181
Total Other Income (Expense), Net	(107)	(52)

Income Before Income Taxes	2,714	2,972
Income taxes	(701)	(973)
Net Income	$2,013	$1,999

Net Income Per Share
Basic Common	$0.30	$0.32
Basic Class B	$0.25	$0.24
Diluted	$0.28	$0.28

Average Shares Outstanding
Basic Common	5,092	4,925
Basic Class B	1,862	1,822
Diluted	7,223	7,043

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Three Months Ended April 30
	2008	2007

Net Income	$2,013	$1,999

Other Comprehensive Income:
Unrealized gain (loss) on marketable securities	12	(12)
Pension and postretirement benefits	1	—
Cumulative translation adjustment	(55)	203

Total Comprehensive Income	$1,971	$2,190

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	For The Nine Months Ended April 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,586	$5,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,596	5,547
Amortization of investment discount	(601)	(672)
Non-cash stock compensation expense	691	810
Excess tax benefits for share-based payments	(277)	(249)
Deferred income taxes	16	(96)
Provision for bad debts	109	289
Loss on the sale of fixed assets	161	424
(Increase) Decrease in:
Accounts receivable	(3,285)	(1,536)
Inventories	(1,704)	973
Prepaid expenses	(770)	(253)
Other assets	(790)	44
Increase (Decrease) in:
Accounts payable	1,431	(1,783)
Accrued expenses	(1,233)	874
Deferred compensation	392	299
Other liabilities	(199)	(168)
Total Adjustments	(463)	4,503
Net Cash Provided by Operating Activities	6,123	10,112

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,352)	(6,616)
Proceeds from sale of property, plant and equipment	43	53
Purchases of investment securities	(71,940)	(42,580)
Dispositions of investment securities	71,500	47,700
Net Cash Used in Investing Activities	(4,749)	(1,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(4,080)	(4,080)
Dividends paid	(2,528)	(2,271)
Purchase of treasury stock	(20)	(12)
Proceeds from issuance of treasury stock	—	31
Proceeds from issuance of common stock	1,075	937
Excess tax benefits for share-based payments	277	249
Other, net	45	97
Net Cash Used in Financing Activities	(5,231)	(5,049)

Effect of exchange rate changes on cash and cash equivalents	(111)	(166)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,968)	3,454
Cash and Cash Equivalents, Beginning of Year	12,133	6,607
Cash and Cash Equivalents, April 30	$8,165	$10,061

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three months and the nine months ended April 30, 2008 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2008.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Estimates are revised periodically. Actual results could differ from these estimates.

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

As part of our overall operations, we mine sorbent materials on property that we either own or lease. A significant part of our overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of our production processes. In accordance with EITF Issue No. 04-06, Accounting for Stripping Costs Incurred during Production in the Mining Industry, production stripping costs are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred. We defer and amortize the pre-production overburden removal costs associated with opening a new mine.

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

2. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	April 30,	July 31,
	2008	2007
Finished goods	$10,076	$9,012
Packaging	3,798	3,118
Other	3,067	3,107
	$16,941	$15,237

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at April 30, 2008 and July 31, 2007 were $107,000 and $199,000, respectively.

3. PENSION AND OTHER POST RETIREMENT BENEFITS

The components of net periodic pension benefits cost of our sponsored defined benefit plans were as follows:

	PENSION PLANS (dollars in thousands)
	Three Months Ended		Nine Months Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Components of net periodic pension benefit cost:
Service cost	$254	$198	$678	$603
Interest cost	414	270	998	815
Expected return on plan assets	(506)	(301)	(1,200)	(903)
Net amortization	(78)	6	8	18
	$84	$173	$484	$533

We have funded the plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974, as amended. We made a contribution to our pension plan during the third quarter of fiscal 2008 of $827,000.

The components of the net periodic postretirement health benefit cost were as follows:

	POST RETIREMENT HEALTH BENEFITS (dollars in thousands)
	Three Months Ended		Nine Months Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Components of net periodic postretirement benefit cost:
Service cost	$21	$16	$55	$48
Interest cost	25	16	61	48
Amortization of net transition obligation	4	4	12	12
Net actuarial loss	(5)	1	1	3
	$45	$37	$129	$111

Our plan covering postretirement health benefits is an unfunded plan.

Assumptions used in the previous calculations are as follows:

	PENSION PLAN		POST RETIREMENT HEALTH BENEFITS
	For Three months and Nine months ended:
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Discount rate for net periodic benefit cost	6.50%	6.25%	6.50%	6.25%
Rate of increase in compensation levels	4.00%	4.00%	—	—
Long-term expected rate of return on assets	8.00%	8.00%	—	—
Medical trend	—	—	6.00%	6.00%
Measurement date	7/31/2007	7/31/2006	7/31/2007	7/31/2006
Census date	8/1/2007	8/1/2006	8/1/2007	8/1/2006

4.  RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133. This Statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt this Statement as of the beginning of our third quarter of our fiscal year ending July 31, 2009. We are currently evaluating the impact SFAS No. 161 will have on our consolidated financial statements, but we believe the application of this Statement will not have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, SFAS No. 157 was amended by FASB Staff Positions (“FSP”) SFAS No. 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and by FSP SFAS No. 157-2 Effective Date of FASB Statement No. 157. FSP SFAS No. 157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt the provisions of these Statements as of the beginning of our 2009 fiscal year on August 1, 2008. We are currently evaluating the impact of adopting these Statements on our consolidated financial statements.

5. SEGMENT REPORTING

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information establishes standards for reporting information about operating segments. Under this standard, we have two reportable operating segments: Retail and Wholesale Products and Business to Business Products. These segments are managed separately because each business has different customer characteristics. Net sales and operating income for each segment are provided below. Revenues by product line are not provided because it would be impracticable to do so.

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

Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations as follows:

	Assets
	April 30,	July 31,
	2008	2007
	(in thousands)
Business to Business Products	$37,841	$35,298
Retail and Wholesale Products	65,062	61,992
Unallocated Assets	41,635	44,797
Total Assets	$144,538	$142,087

	Nine Months Ended April 30,
	Net Sales		Operating Income
	2008	2007	2008	2007
	(in thousands)
Business to Business Products	$55,802	$53,059	$11,561	$10,456
Retail and Wholesale Products	117,052	104,899	11,416	11,598
Total Sales/Operating Income	$172,854	$157,958	22,977	22,054
Less:
Corporate Expenses			13,143	13,354
Interest Expense, net of
Interest Income			812	800
Income before Income Taxes			9,022	7,900
Income Taxes			(2,436)	(2,291)
Net Income			$6,586	$5,609

	Three Months Ended April 30,
	Net Sales		Operating Income
	2008	2007	2008	2007
	(in thousands)
Business to Business Products	$20,322	$19,277	$3,904	$4,207
Retail and Wholesale Products	39,221	33,679	3,183	3,509
Total Sales/Operating Income	$59,543	$52,956	7,087	7,716
Less:
Corporate Expenses			4,053	4,511
Interest Expense, net of
Interest Income			320	233
Income before Income Taxes			2,714	2,972
Income Taxes			(701)	(973)
Net Income			$2,013	$1,999

6. STOCK-BASED COMPENSATION

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”) in the first quarter of fiscal 2006. In accordance with this pronouncement, we record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The stock-based compensation expense in the first nine months of fiscal years 2008 and 2007 is the cost related to the unvested portion of grants issued after August 1, 2000 and grants issued after July 31, 2005. The stock options granted before August 1, 2000 were fully vested as of the beginning of fiscal 2006.

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

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to our directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant. Our directors are considered employees under the provisions of SFAS 123R. Stock options have been granted to our directors for a 10-year term with a one year vesting period. There are 106,250 stock options outstanding as of April 30, 2008, and no stock options available for future grants under this plan. All stock issued under this plan were from treasury stock.

A five-for-four stock split was announced by our Board on June 6, 2006. In keeping with historical practices, we have adjusted the number of shares and the option prices to equitably adjust all outstanding stock options. Under SFAS 123R, the equitable adjustment of outstanding options to reflect a change in capitalization (such as a stock split) may require the recognition of incremental compensation expense if the adjustment is not determined to have been required by the actual terms of the equity incentive plan. The Directors’ Plan and the 1995 Plan may be deemed to have been discretionary, rather than required by the actual terms of these plans. We therefore recognized additional stock-based compensation expense as a result of the modification of approximately $99,000 and $103,000 in the third quarter of fiscal 2008 and 2007, respectively, and $306,000 and $351,000 in the first nine months of fiscal 2008 and 2007, respectively.

The fair value of the fiscal 2007 stock options was estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used during the full fiscal 2007 were: volatility, 22.4%; risk free interest rate, 4.6%; expected life, 5.0 years; dividend rate, 2.8%. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the options granted was estimated by reference to the vesting schedule, historical and future expected exercise behavior of employees and comparison with other reporting companies. Expected volatility was based on historical volatility for a period of five years, ending the day of grant, and calculated on a daily basis. The dividend rate is based on the actual dividend and share price on the grant date. There were no stock options granted in the first nine months of fiscal 2008 and 20,000 stock options were granted in first nine months of fiscal 2007.

Changes in our stock options during the first nine months of fiscal 2008 were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, July 31, 2007	786	$8.87		$6,863
Exercised	(117)	$9.16		$1,165
Cancelled	(10)	$9.33		$78
Options outstanding, April 30, 2008	659	$8.81	4.5	$5,796
Options exercisable, April 30, 2008	443	$8.88	4.2	$3,868

The amount of cash received from the exercise of stock options during the third quarter of fiscal 2008 was $180,000 and the related tax benefit was $39,000. The amount of cash received from the exercise of stock options during the first nine months of fiscal 2008 was $1,075,000 and the related tax benefit was $277,000.

Restricted Stock

Our 1995 Plan and 2006 Plan both provide for grants of restricted stock. The vesting schedule under the 1995 Plan has varied, but has generally been three years or less. Under the 2006 Plan, the grants issued so far have vesting periods between three and five years.

Included in our stock-based compensation expense in the third quarter of fiscal years 2008 and 2007 is $77,000 and $70,000, respectively, related to the unvested restricted stock granted in fiscal years 2005 and 2006. In the first nine months of fiscal years 2008 and 2007, the expense related to the unvested restricted stock was $244,000 and $234,000, respectively. No shares of restricted stock were granted in the first nine months of fiscal 2008.

Changes in our restricted stock outstanding during the first nine months of fiscal 2008 were as follows:

	(shares in thousands)
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at July 31, 2007	76	$15.38
Vested	(21)
Unvested restricted stock at April 30, 2008	55	$15.42

7. RECENTLY ADOPTED ACCOUNTING PROUNOUNCEMENT

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on August 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The pronouncement provides a recognition threshold and measurement guidance for the financial statement recognition of a tax position taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, declassification, interest and penalties, accounting in interim periods, disclosure and transition.

As of August 1, 2007, we recognized no material adjustments in the liability for unrecognized income tax benefits. As of the adoption date on August 1, 2007, we had approximately $200,000 of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. The amount of unrecognized tax benefits was not materially changed as of April 30, 2008.

We recognize interest and penalties related to uncertain tax positions in income tax expense. We have no material accrued interest expense or penalties related to unrecognized tax benefits.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Our federal income tax returns for the fiscal years ending July 31, 2005 through July 31, 2007 remain open for examination by the IRS. However, all U.S. federal income tax examinations for the fiscal years through July 31, 2005, have been effectively concluded. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are no material open or unsettled federal, state, local or foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years. This assessment is based on estimates and assumptions that may involve judgments about future events. On the basis of present information, we do not anticipate the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statue of limitations in the next twelve months.

8.CHANGE IN ACCOUNTING FOR STRIPPING COSTS INCURRED DURING PRODUCTION

In March 2005, the Financial Accounting Standards Board ratified the consensus reached in EITF Issue No. 04-06 (“EITF Issue 04-06”), Accounting for Stripping Costs Incurred during Production in the Mining Industry. The consensus was effective for the first fiscal period in the fiscal year beginning after December 15, 2005; therefore, we adopted the pronouncement at the beginning of fiscal 2007. The consensus on EITF Issue 04-06 calls for production stripping costs to be treated as a variable inventory production cost and to be included in cost of sales in the period they are incurred. We will continue to defer and amortize the pre-production overburden removal costs associated with opening a new mine.

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

9. SALE OF EMISSION REDUCTION CREDITS

During the first quarter of fiscal 2008, we entered into an agreement to sell emission reduction credits we hold in the State of California to an unaffiliated third party. On November 1, 2007, during our second quarter of fiscal 2008, the San Joaquin Valley Air Pollution Control District completed the transfer of ownership forms and releases, thereby allowing consummation of the sale. Cost of sales for the nine months ending April 30, 2008, was reduced by the net proceeds of $507,000 as a result of this sale.

10. SUBSEQUENT EVENT

During the fourth quarter of fiscal 2008, we entered into another agreement to sell emission reduction credits we hold in the State of California to an unaffiliated third party. The San Joaquin Valley Air Pollution Control District has completed the transfer of ownership forms and releases, thereby allowing consummation of the sale. We will record a reduction to our cost of sales of approximately $320,000 in the fourth quarter of fiscal 2008.

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

OVERVIEW

We develop, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other sorbent materials. Our principal products include cat litter, industrial and automotive absorbents, bleaching clay and clarification aids, agricultural chemical carriers, animal health and nutrition and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end customer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable segments, the Retail and Wholesale Products Group and the Business to Business Products Group, as described in Note 5 of the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2008 COMPARED TO NINE MONTHS ENDED APRIL 30, 2007

Consolidated net sales for the nine months ended April 30, 2008 were $172,854,000, an increase of 9% from net sales of $157,958,000 in the first nine months of fiscal 2007. Net income for the first nine months of fiscal 2008 was $6,586,000, an increase of 17% from net income of $5,609,000 in the first nine months of fiscal 2007. Diluted income per share for the first nine months of fiscal 2008 was $0.91 versus $0.80 diluted net income per share for the first nine months of fiscal 2007.

Net income for the first nine months of fiscal 2008 was positively impacted by overall higher net sales prices, increased tons sold and a $507,000 reduction in cost of sales resulting from the sale of emission reduction credits, as described in Note 9 of the unaudited condensed consolidated financial statements. Net income was negatively affected by higher freight, materials and packaging costs. Freight costs increased significantly due to record high fuel prices which impacted our truck, rail and ship distribution channels. Material costs were driven upward by the high cost of fuel used to dry our clay-based products and to transport raw materials. The cost of other purchased materials also increased. Packaging costs rose due to price increases in the resin and paper markets. The Business to Business Group contributed to the improved net income as higher net sales prices overcame lower volume and increased costs; however, in the Retail and Wholesale Group the higher costs prevailed over increases in both net sales price and volume.

Net sales of the Business to Business Products Group for the first nine months of fiscal 2008 were $55,802,000, an increase of $2,743,000 from net sales of $53,059,000 in the first nine months of fiscal 2007. Total tons sold for the Group were down 3% compared to the first nine months of fiscal 2007; however, increased net sales prices provided for higher sales in the first nine months of fiscal 2008. Net sales of bleaching earth and fluid purification products were up 20% due to increased net sales prices and higher tons sold. The higher tonnage was the result of increased business opportunities in export markets and in the biodiesel production industry. Our co-packaged cat litter net sales increased 3% due to a higher net sales price and a new co-packaging customer. An increase in net sales of animal health and nutrition products resulted from higher volume and sales price increases for our mycotoxin binder and animal feed binder products. Conversely, net sales of agricultural chemical carriers were down due to 13% lower tons sold caused by the continued market erosion due to growth of genetically modified seed and seed treatments. Net sales of sports products were also down as the result of the loss of a customer and unusually cold, wet weather delaying customer purchases.

The Business to Business Products Group’s segment income increased 11% from $10,456,000 in the first nine months of fiscal 2007 to $11,561,000 in the first nine months of fiscal 2008. A higher net sales price offset an increase of approximately 8% in combined freight, materials and packaging costs. Freight costs increased significantly due to higher diesel fuel prices. Material costs were negatively impacted by increased energy-related costs in our mining and manufacturing processes. Packaging costs were driven upward by changes in the resin and paper markets.

Net sales of the Retail and Wholesale Products Group for the first nine months of fiscal 2008 were $117,052,000, an increase of $12,153,000 from net sales of $104,899,000 reported in the first nine months of fiscal 2007. Total tons sold for the Group were up 10%. Cat litter tons sold increased 21%. Net sales of private label cat litter increased 44% due to higher tons sold and net sales price increases. The higher volume was the result of expanded distribution to existing customers, as well as distribution to new customers. In contrast, a 2% decline in branded cat litter sales resulted from changes in product mix and the loss of a customer. Sales of industrial absorbents were down 5% due to lower volume.

The Retail and Wholesale Products Group’s segment income decreased 2% to $11,416,000 in the first nine months of fiscal 2008 from $11,598,000 in the first nine months of fiscal 2007. The Group’s overall increase in sales was offset by higher costs. Record high fuel prices resulted in freight costs approximately 16% higher in the first nine months of fiscal 2008 compared to the same period of fiscal 2007. The Group’s product margins were further negatively impacted by higher material costs.

Our consolidated gross profit as a percentage of net sales for the first nine months of fiscal 2008 was 20% compared to 21% in the first nine months of fiscal 2007. Higher net sales prices could not overcome increased freight, material and packaging costs. Cost of sales for the first nine months of fiscal 2008 was reduced by $507,000 as a result of the sale of emission reduction credits as described in Note 9 of the unaudited condensed consolidated financial statements. Non-fuel manufacturing costs were up slightly from the prior year.

Selling, general and administrative expenses as a percentage of net sales for the first nine months of fiscal 2008 were 15% compared to 16% in the first nine months of fiscal 2007. Expenses in the first nine months of fiscal 2008 included a lower annual incentive plan bonus accrual, stock compensation expense and advertising expense. Annual incentive plan performance targets are revised each year. Stock compensation expense declined as existing grants were fully expensed and no new grants were issued. These lower costs were partially offset by increased spending for research and development and legal related to new product development.

Interest expense was $155,000 less for the first nine months of fiscal 2008 compared to the same period in fiscal 2007 due to continued debt reduction. Interest income was $167,000 lower in the first nine months of fiscal 2008. A lower average interest rate offset the benefit of higher average investment balances.

Our effective tax rate was 27% of pre-tax income in the first nine months of fiscal 2008 compared to 29% in the first nine months of fiscal 2007. The effective tax rate is based on the projected composition of our taxable income for fiscal 2008.

Total assets increased $2,451,000 or 2% during the first nine months of fiscal 2008. Current assets increased $2,723,000 or 3% from fiscal 2007 year-end balances, primarily due to an increase in investments, accounts receivable, inventories and prepaid expenses. These increases were partially offset by a decrease in cash and cash equivalents. The changes in current assets are described in Liquidity and Capital Resources. Property, plant and equipment, net of accumulated depreciation, decreased $1,111,000 during the first nine months of fiscal 2008 due to depreciation in excess of asset additions.

Total liabilities decreased $3,792,000 or 6% during the first nine months of fiscal 2008. Current liabilities increased $1,550,000 or 6% primarily due to an increase in current maturities of notes payable, accounts payable, accrued freight and other accrued expenses. A decrease in accrued salaries partially offset these increases. The changes in current liabilities are described in Liquidity and Capital Resources. Non-current liabilities decreased $5,342,000 or 16% due to a reclassification of notes payable from long-term to current, debt repayment and a pension contribution made during the third quarter. These decreases were partially offset by an increase in deferred compensation due to ongoing deferrals and accrued interest.

THREE MONTHS ENDED APRIL 30, 2008 COMPARED TO THREE MONTHS ENDED APRIL 30, 2007

Consolidated net sales for the three months ended April 30, 2008 were $59,543,000, an increase of 12% from net sales of $52,956,000 in the third quarter of fiscal 2007. Net income for the third quarter of fiscal 2008 was $2,013,000 compared to net income of $1,999,000 in the third quarter of fiscal 2007. Diluted income per share for the third quarter of fiscal 2008 was $0.28, which was the same as for the third quarter of fiscal 2007.

Net income for the third quarter of fiscal 2008 was positively impacted by overall higher net sales prices and increased tons sold. Net income for the quarter was negatively affected by higher freight, packaging and material costs. Freight costs increased significantly due to record fuel prices which impacted our truck, rail and ship distribution channels. Price increases in the resin and paper commodity markets resulted in higher packaging costs. Material costs were driven upward by the high cost of fuel used to dry our clay-based products and to transport raw materials. The cost of other purchased materials also increased. Net income was down for both the Business to Business Group and the Retail and Wholesale Group.

Net sales of the Business to Business Products Group for the third quarter of fiscal 2008 were $20,322,000, an increase of $1,045,000 from net sales of $19,277,000 in the third quarter of fiscal 2007. Total tons sold for the Group were down 4% compared to the third quarter of fiscal 2007; however, increased net sales prices provided for higher net sales in the third quarter of fiscal 2008. Net sales of bleaching earth and fluid purification products were up 23% due to increased net sales prices and higher tons sold. The higher tonnage was the result of increased opportunities in export markets and in the biodiesel production industry. Our co-packaged cat litter net sales increased 6% due to a higher net sales price and a new co-packaging customer. Net sales of animal health and nutrition products also increased due to net sales price increases and higher volume for our mycotoxin binder products. Net sales were flat for our agricultural chemical carriers and were up for Flo-Fre, a by-product of the chemical carrier manufacturing process, due to a higher net sales price which offset lower volume. In contrast, net sales for the Group were negatively impacted by lower sports product sales due to loss of a customer and cold, wet weather delaying customer purchases.

The Business to Business Products Group’s segment income decreased 7% from $4,207,000 in the third quarter of fiscal 2007 to $3,904,000 in the third quarter of fiscal 2008. A combined increase in freight, material and packaging costs of approximately 14% was greater than the increase in net sales. Material costs were negatively impacted by increased costs in our mining and manufacturing processes. Freight costs were driven upward significantly by record diesel fuel prices. Packaging costs were up due to price increases in the resin and paper markets.

Net sales of the Retail and Wholesale Products Group for the third quarter of fiscal 2008 were $39,221,000, an increase of $5,542,000 from net sales of $33,679,000 reported in the third quarter of fiscal 2007. Total tons sold for the Group were up 14%. Cat litter tons sold increased 26%. Net sales of private label cat litter increased 40% due to both higher volume and net sales prices. The higher volume was the result of expanded distribution to existing customers, as well as distribution to new customers. Branded cat litter net sales also increased 12% due to expanded distribution to existing customers. Conversely, lower tons sold resulted in a decline in net sales of industrial floor absorbents for the quarter.

The Retail and Wholesale Products Group’s segment income decreased 9% from $3,509,000 in the third quarter of fiscal 2007 to $3,183,000 in the third quarter of fiscal 2008. The Group’s increase in both tons sold and net sales prices were not sufficient to offset higher costs. Combined freight, material and packaging costs increased approximately 9% for the reasons described above for the Business to Business Products Group.

Consolidated gross profit as a percentage of net sales for the third quarter of fiscal 2008 was 19% compared to 22% for the third quarter of fiscal 2007. The increased costs discussed above and a 12% increase in the cost of fuel used in the manufacturing process contributed to the lower gross profit. Non-fuel manufacturing costs were up 3% from the prior year primarily due to repairs, purchased materials and non-kiln fuel energy costs.

Selling, general and administrative expenses as a percentage of net sales for the third quarter of fiscal 2008 were 14%, compared to 16% in the third quarter of fiscal 2007. The third quarter of fiscal 2008 expenses included a lower annual incentive plan bonus accrual. Annual incentive plan performance targets are revised each year. This decrease was partially offset by increased spending for research and development and legal related to new product development.

Interest expense was down $41,000 for the third quarter of fiscal 2008 compared to the same period in fiscal 2007 due to continued debt reduction. Interest income was down $128,000 in the third quarter of fiscal 2008. A lower average interest rate offset the benefit of higher average investment balances.

Our effective tax rate was 26% of pre-tax income in the third quarter of fiscal 2008 compared to 33% in the third quarter of fiscal 2007. The effective tax rate for the third quarter of fiscal 2008 included an adjustment to decrease the nine month effective tax rate to 27% based on the projected composition of our taxable income for fiscal 2008. The effective tax rate for the third quarter of fiscal 2007 included an adjustment to increase the nine month effective tax rate to 29%.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first nine months of fiscal 2008 were $13,186,000 or 8% of total Company sales. This represents an increase of 4% from the first nine months of fiscal 2007, in which foreign subsidiary sales were $12,696,000 or 8% of total Company sales. The increase in net sales was seen in both our Canadian and United Kingdom subsidiaries. Increased net sales prices for both subsidiaries offset lower volume. For the first nine months of fiscal 2008, our foreign subsidiaries reported net income of $936,000, an increase of $240,000 from the $696,000 net income reported in the first nine months of fiscal 2007. Higher net sales prices and lower costs for materials in our Canadian subsidiary contributed to the improved net income.

Identifiable assets of our foreign subsidiaries as of April 30, 2008 were $11,101,000 compared to $9,939,000 as of April 30, 2007. The increase was driven by higher cash and cash equivalents and inventories.

Net sales by our foreign subsidiaries during the third quarter of fiscal 2008 were $4,488,000 or 8% of total Company sales. This represents an increase of 7% from the third quarter of fiscal 2007, in which foreign subsidiary sales were $4,186,000 or 8% of total Company sales. Net sales for our Canadian subsidiary were up, while net sales of our United Kingdom subsidiary were down slightly. Both subsidiaries reported a higher net sales price and lower volume. For the third quarter of fiscal 2008, our foreign subsidiaries reported net income of $447,000, an increase of $60,000 from the $387,000 net income reported in the third quarter of fiscal 2007. Higher net sales prices and lower costs for materials in our Canadian subsidiary contributed to the improved net income.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, the purchasing and upgrading of real estate, equipment and facilities, funding new product development and investing in infrastructure and potential acquisitions. We principally have used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements. Cash and cash equivalents decreased $3,968,000 during the first nine months of fiscal 2008 to $8,165,000 at April 30, 2008.

The following table sets forth certain elements of our unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	April 30, 2008	April 30, 2007
Net cash provided by operating activities	$6,123	$10,112
Net cash used in investing activities	(4,749)	(1,443)
Net cash used in financing activities	(5,231)	(5,049)
Effect of exchange rate changes on cash and cash equivalents	(111)	(166)
Net (decrease) increase in cash and cash equivalents	$(3,968)	$3,454

Net cash provided by operating activities

Net cash provided by operations was $6,123,000 for the nine months ended April 30, 2008, compared to $10,112,000 for the nine months ended April 30, 2007. The decrease was due primarily to changes in working capital that offset the increase in net income. For the first nine months of fiscal years 2008 and 2007, the primary components of working capital that impacted operating cash flows were as follows:

Accounts receivable, less allowance for doubtful accounts, increased by $3,176,000 in the first nine months of fiscal 2008 versus an increase of $1,247,000 in the first nine months of fiscal 2007. The increase in accounts receivable for both fiscal years was due to higher sales in the third quarter compared to sales in the fourth quarter of the preceding fiscal year. The comparative sales increase was greater for the third quarter of fiscal 2008 resulting in a larger increase in accounts receivable.

Inventories increased $1,704,000 in the first nine months of fiscal 2008, versus a decrease of $973,000 in the same period in fiscal 2007. Finished goods and packaging inventories increased in the first nine months of fiscal 2008 due to normal operational fluctuations and higher costs. Inventories decreased in the first nine months of fiscal 2007 due to a concerted effort to reduce packaging inventory levels, lower fuel inventory and procurement cost reduction initiatives.

Other prepaid expenses increased $770,000 in the first nine months of fiscal 2008 versus an increase of $253,000 in the first nine months of fiscal 2007. Spare parts inventory and prepaid plant operating expenses increased in the first nine months of fiscal 2008. The timing of insurance premium payments resulted in an increase in prepaid expenses in both years.

Accounts payable increased $1,431,000 in the first nine months of fiscal 2008 versus a decrease of $1,783,000 in the same period in fiscal 2007. The increase in fiscal 2008 reflected higher manufacturing fuel and packaging costs. The decrease in fiscal 2007 reflected a decline in manufacturing fuel costs. Both years were subject to normal fluctuations in the timing of payments.

Accrued expenses decreased $1,233,000 in the first nine months of fiscal 2008 versus an increase of $874,000 in the first nine months of fiscal 2007. In the first nine months of fiscal 2008, accrued salaries were down due to the payout of the prior year’s bonus and a lower estimated bonus accrual for the current fiscal year. Accrued interest payable also decreased due to reduced debt outstanding. Partially offsetting this decrease were higher accruals for freight, packaging and fuel due to higher costs. In the first nine months of fiscal 2007, accrued salaries increased due to a higher estimated fiscal 2007 bonus accrual. Accrued audit expense was higher due to additional expense to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002. These increases were partially offset by lower trade spending accruals due to timing and reduction of promotional activities. Other accrued expenses decreased due to lower interest accruals for notes payable and lower packaging and fuel inventories.

Net cash used in investing activities

Cash used in investing activities was $4,749,000 in the first nine months of fiscal 2008 compared to $1,443,000 in the first nine months of fiscal 2007. In the first nine months of fiscal 2008, more cash was used for purchases of investment securities as compared to the first nine months of fiscal 2007. We have changed our investment strategy to allocate a greater portion of our financial resources to investments versus cash. Purchases and dispositions of investment securities in both periods are also subject to variations in the timing of investment maturities. Capital expenditures were $4,352,000 in the first nine months of fiscal 2008 compared to $6,616,000 in the same period of fiscal 2007.

Net cash used in financing activities

Cash used in financing activities was $5,231,000 in the first nine months of fiscal 2008 compared to $5,049,000 in the first nine months of fiscal 2007. Dividend payments were $2,528,000 in the first nine months of fiscal 2008 compared to $2,271,000 in the first nine months of fiscal 2007 due to a dividend increase. Conversely, higher stock options exercise activity in the first nine months of fiscal 2008 provided $1,075,000 from the issuance of common stock compared to $937,000 for the same period in fiscal 2007. The increase in stock option exercises also provided an excess tax benefit of $277,000 in the first nine months of fiscal 2008 compared to $249,000 in the same period of fiscal 2007.

Other

Total cash and investment balances held by our foreign subsidiaries at April 30, 2008 and 2007 were $2,116,000 and $1,085,000, respectively. Our foreign subsidiaries’ investment balances increased due to higher net income.

As part of our normal course of business, we guarantee certain debts and trade payables of our wholly owned subsidiaries. These arrangements are made at the request of the subsidiaries’ creditors because separate financial statements are not distributed for the wholly owned subsidiaries. As of April 30, 2008, the value of these guarantees was $2,500,000 of long-term debt and $708,000 of lease liabilities.

On January 27, 2006, we entered into a $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) that is effective until January 27, 2009. The credit agreement provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris. At April 30, 2008, the variable rates would have been 5.3% for the Harris’ prime-based rate or 3.7% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of April 30, 2008 and 2007, we had $15,000,000 available under this credit facility and we were in compliance with its covenants.

We believe that cash flow from operations, availability under our revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations for at least the next 12 months. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact the cash requirements. Cash requirements in the fourth quarter of fiscal 2008 will include $1,300,000 for the purchase of strategic intangible assets for the Business to Business Group. We received cash proceeds of approximately $320,000 in the fourth quarter of fiscal 2008 related to the sale of emission reduction credits as described in Note 10 of the notes to the unaudited condensed consolidated financial statements.

Our capital requirements are subject to change as business conditions warrant and opportunities arise. The tables in the following subsection summarize our contractual obligations and commercial commitments at April 30, 2008 for the time frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-Term Debt	$27,080,000	$5,580,000	$4,700,000	$7,900,000	$8,900,000
Interest on Long-Term Debt	5,864,000	1,527,000	2,404,000	1,456,000	477,000
Operating Leases	14,130,000	2,813,000	4,155,000	2,706,000	4,456,000
Unconditional Purchase Obligations	2,615,000	2,615,000	—	—	—
Total Contractual Cash Obligations	$49,689,000	$12,535,000	$11,259,000	$12,062,000	$13,833,000

We made a contribution to our defined benefit pension plan in the third quarter of fiscal 2008 of $827,000. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions.

As of April 30, 2008, our non-current liability for uncertain tax positions was approximately $200,000, as described in Note 7 of the unaudited condensed consolidated financial statements. We have not presented this obligation in the table above because the timing of future cash flows is dependent on examinations by taxing authorities and can not reasonably be estimated.

The unconditional purchase obligations represent forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2008 and 2009. As of April 30, 2008, the remaining purchase obligation for fiscal 2008 was $2,067,000 for 250,000 MMBtu and for fiscal 2009 was $548,000 for 50,000 MMBtu. These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Other Commercial Commitments	$33,097,000	$33,097,000	$—	$—	$—

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

See the information concerning our critical accounting policies included under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q. For additional information on our adoption of FIN 48, see Note 7 of the notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133. This Statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt this Statement as of the beginning of our third quarter of our fiscal year ending July 31, 2009. We are currently evaluating the impact SFAS No. 161 will have on our consolidated financial statements, but we believe the application of this Statement will not have a material impact on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We had two interest rate swap agreements as of April 30, 2008. We believe that the market risk arising from holding our financial instruments is not material.

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

We are exposed to commodity price risk with respect to natural gas. We have contracted for a portion of our fuel needs for fiscal 2008 and 2009 using forward purchase contracts to manage the volatility in fuel prices related to this exposure. The weighted average cost of the fiscal 2008 contracts has been estimated to be approximately 5% higher than the contracts for fiscal 2007. The weighted average cost of the fiscal 2009 contracts has been estimated to be approximately 26% higher than the contracts for fiscal 2008. All contracts were entered into during the normal course of business and no contracts were entered into for speculative purposes.

The tables below provide information about our natural gas purchase contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the purchase contracts outstanding at April 30, 2008, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2008 and July 31, 2009. The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on June 3, 2008.

Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2008
	Expected 2008 Maturity	Fair Value

Natural Gas Future Volumes (MMBtu)	250,000	—

Weighted Average Price (Per MMBtu)	$8.27	—

Contract Amount ($ U.S., in thousands)	$2,067.4	$2,952.5

Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2009
	Expected 2009 Maturity	Fair Value

Natural Gas Future Volumes (MMBtu)	50,000	—

Weighted Average Price (Per MMBtu)	$10.96	—

Contract Amount ($ U.S., in thousands)	$547.9	$618.1

Factors that could influence the fair value of the natural gas contracts, include, but are not limited to, the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, and the general demand for natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world. Some of these same events have allowed us to mitigate the impact of the natural gas contracts by the continued, and in some cases expanded, use of recycled oil in our manufacturing processes. Accurate estimates of the impact that these contracts may have on our fiscal 2008 and fiscal 2009 financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, during the period when our periodic reports are being prepared.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2008, we did not sell any securities which were not registered under the Securities Act. The following chart summarizes Common Stock repurchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES1

For the Three Months Ended April 30, 2007	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]

February 1, 2008 to February 29, 2008	—	—	—	314,936

March 1, 2008 to March 31, 2008	1,114	$17.64	1,114	313,822

April 1, 2008 to April 30, 2008	—	—	—	313,822

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

2 On October 10, 2005, our Board of Directors authorized the repurchase of up to 500,000 shares of Common Stock, with repurchases to be made from time to time in the discretion of our management and in accordance with applicable laws, rules and regulations.  This authorization does not have a stated expiration date.  The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under this authorization. The share numbers were not affected by the five-for-four stock split that occurred on September 8, 2006. We do not have any current authorization from our Board of Directors to repurchase shares of Class B Stock, and no shares of Class A Common Stock are currently outstanding.

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

Dated: June 5, 2008

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