Form 10-K
period 2008-07-31
OIL DRI CORP OF AMERICA
filed 2008-10-10
CIK 74046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

OR

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 31, 2008 for accelerated filer purposes was $100,149,000.

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of September 30, 2008 was $85,501,000.

Number of shares of each class of Oil-Dri’s capital stock outstanding as of September 30, 2008:

          Common Stock – 5,136,158 shares
          Class B Stock – 1,914,797 shares
          Class A Common Stock – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference: Oil-Dri’s Proxy Statement for its 2008 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than November 28, 2008 (120 days after the end of Oil-Dri’s fiscal year ended July 31, 2008), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

CONTENTS
Item		Page

PART I

1.	Business	5 – 10
1A.	Risk Factors	11 – 17
1B.	Unresolved Staff Comments	18
2.	Properties	18 – 19
3.	Legal Proceedings	19
4.	Submission of Matters to a Vote of Security Holders	19

PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20 – 21
6.	Selected Financial Data	22 – 23
7.	Management Discussion and Analysis of Financial Condition and the Results of Operations	23 – 34
7A.	Quantitative and Qualitative Disclosures About Market Risk	35 – 36
8.	Financial Statements and Supplementary Data	37 – 63
	Management’s Report on Internal Control Over Financial Reporting	64
	Report of Independent Registered Public Accounting Firm	65
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	65

PART III

9A.	Controls and Procedures	66
9B.	Other Information	66
10.	Directors and Executive Officers of the Registrant	67
11.	Executive Compensation	67
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67
13.	Certain Relationships and Related Transactions	67
14.	Principal Accountants Fees and Services	67

PART IV

15.	Exhibits and Financial Statement Schedules	68 – 71
	Signatures	72 – 73
	Schedule II – Valuation and Qualifying Accounts	74
	Exhibit Index	75

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

TRADEMARK NOTICE

     Oil-Dri, Agsorb, Cat’s Pride, Jonny Cat, KatKit, ConditionAde, PelUnite, Perform, Select, Pure-Flo, Ultra-Clear, Poultry Guard, Flo-Fre, and Terra Green are all registered trademarks of Oil-Dri Corporation of America or of its subsidiaries. Pro’s Choice and Saular are trademarks of Oil-Dri Corporation of America. Fresh Step is a registered trademark of The Clorox Company.

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

GENERAL BUSINESS DEVELOPMENTS

     During our fiscal year 2008 we raised selling prices to contend with cost increases for energy and other commodities. We were impacted by increases in the costs of diesel fuel used to transport our products, natural gas and recycled fuel oil used to dry our clay and paper and resin materials used to package our products. In addition to strategic pricing initiatives, we continued our cost reduction efforts at our manufacturing facilities and in our procurement programs. We also continued to strongly support research and development to improve our existing products and processes and to develop new products.

     Our increased selling prices notwithstanding, during fiscal 2008 we increased our total tons sold. The weak U.S. dollar relative to many foreign currencies provided opportunities in the global marketplace for our fluids purification and filtration and animal health products. The biodiesel industry provided additional opportunities for fluids purification and filtration products. Our consumer products continued to face a highly competitive retail market created by high-volume retail stores. In addition, the traditional applications of some of our agricultural chemical carrier products remain challenged by new technologies. Our margins declined during fiscal 2008 as higher costs exceeded the benefits of selling price increases, higher tons sold and our cost saving efforts.

PRINCIPAL PRODUCTS

     We are a leader in developing, manufacturing and marketing sorbent products. Our sorbent products are principally produced from clay minerals and, to a lesser extent, other sorbent materials. Our sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of our absorbent clay products are Cat’s Pride and Jonny Cat premium cat litter and other cat litters. We also produce Oil-Dri branded floor absorbents, Agsorb granular agricultural chemical carriers and ConditionAde animal feed binders. Adsorbent products attract liquids, impurities, metals and surfactants to themselves and form low-level chemical bonds. Examples of our adsorbent products are Oil-Dri synthetic sorbents, which are used for industrial cleanup, and Pure-Flo, Perform and Select bleaching clay products, which act as a filtration media for edible oils, fats and tallows. Also, our Ultra-Clear product serves as a clarification aid for petroleum-based oils and by-products. Both our absorbent and adsorbent products are described in more detail below.

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

     We have three long-term supply arrangements (only one of which is material) under which we manufacture branded traditional litters for other marketers. Under these co-manufacturing relationships, the marketer controls all aspects of sales, marketing, and distribution, as well as the odor control formula, and we are responsible for manufacturing. Our material agreement is with Clorox under which Clorox has developed Fresh Step premium coarse cat litter products and under which we have an exclusive right to supply Clorox’s requirements for Fresh Step coarse cat litter up to certain levels.

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

Bleaching Clay and Clarification Aid Products

     We produce an array of bleaching, purification and filtration applications used by edible oil and jet fuel processors around the world. Our brands include Pure-Flo, Perform and Select adsorbents as well as our Ultra-Clear clarification line. Bleaching clays are used by edible oil processors to adsorb soluble contaminants that create oxidation problems. Our Pure-Flo and Perform bleaching clays remove impurities, such as trace metals, chlorophyll and color bodies, in various types of edible oils. Perform products provide increased activity for hard-to-bleach oils. Our Select adsorbents are used to remove contaminants in vegetable oil processing and can be used to prepare oil prior to the creation of biodiesel fuel. Ultra-Clear is a clarification aid used as filtration and purification mediums for jet fuel and other petroleum-based products.

     These products are marketed in the United States and in international markets. The products are supported by our team of technical sales employees as well as by agent representatives and the services of our research and development group.

Agricultural and Horticultural Products

     We produce a wide range of granular and powdered mineral absorbent products that are used as carriers for crop protection chemicals, agricultural drying agents, bulk processing aids, growing media components and sports field products. Our brands include: Agsorb, an agricultural chemical carrier and a drying agent; Flo-Fre, a highly absorbent microgranule flowability aid; Terra-Green, a growing media supplement; and Pro’s Choice, a sports field conditioner.

     Agsorb carriers are used as an alternative to agricultural sprays. The clay granules absorb crop protection chemicals and are then delivered directly into the ground resulting in a more precise application than chemical sprays. Agsorb drying agent is blended into fertilizer-pesticide blends applied by farmers to absorb moisture and improve flowability. Agsorb also acts as a flowability aid for fertilizers and chemicals used in the lawn and garden market. Flo-Fre microgranules are used by grain processors and other large handlers of bulk products to soak up excess moisture. We employ technical sales people to market agricultural products in the United States.

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

BUSINESS SEGMENTS

     We have two reportable operating segments for financial reporting derived from the different characteristics of our two major customer groups: Retail and Wholesale Products Group and Business to Business Products Group.

     The Retail and Wholesale Products Group customers include mass merchandisers, wholesale clubs, drugstore chains, pet retail outlets, dollar stores, retail grocery stores, distributors of industrial cleanup and automotive products and environmental service companies. Business to Business Products Group customers include processors and refiners of edible oils, petroleum-based oils and biodiesel fuel, manufacturers of animal feed and agricultural chemicals, marketers of consumer products and sports turf users. Certain financial information on both segments is contained in Note 3 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

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

FOREIGN OPERATIONS

     Our wholly-owned subsidiary, Favorite Products Company, Ltd., is a manufacturer and marketer of branded and private label cat litter in the Canadian market place. Among its leading brands are Saular, Cat’s Pride and Jonny Cat. Our Canadian business also sells clay industrial granule floor absorbents, synthetic polypropylene sorbent materials and agricultural chemical carriers.

     Our wholly-owned subsidiary, Oil-Dri (U.K.) Limited, is a manufacturer and marketer of industrial granule floor absorbents and cat litter. These products are marketed in the United Kingdom and Western Europe. Oil-Dri (U.K.) also sells synthetic polypropylene sorbent materials, as well as plastic containment products.

     Our wholly-owned subsidiary, Oil-Dri SARL, is a Swiss company that performs various management, customer service and administrative functions for our domestic operations and for our foreign subsidiaries.

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

CUSTOMERS

     Sales to Wal-Mart Stores, Inc. and its affiliates accounted for approximately 25%, 23% and 19% of our total net sales for the fiscal years ended July 31, 2008, 2007 and 2006, respectively. Wal-Mart is a customer in our Retail and Wholesale Products Group segment. Sales to The Clorox Company and its affiliates accounted for approximately 8%, 8% and 9% of our total net sales for the fiscal years ended July 31, 2008, 2007 and 2006, respectively. The Clorox Company is a customer in the Business to Business Products Group segment. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customer other than those described herein would not be expected to have a material adverse effect on our business.

COMPETITION

     Price, service, marketing, technical support, product quality and delivery are the principal methods of competition in our markets and competition has historically been very vigorous. Some of our competitors are large companies whose financial resources are substantially greater than ours.

     In our Retail and Wholesale Products Group, we have five principal competitors, including some who are also customers of ours. Growth in the cat litter market has been modest in recent years. Scoopable products have a majority of the market share followed by traditional coarse products. We have expanded our scoopable product offerings and have increased our share of the coarse market through our private label products. The overwhelming majority of all cat litter is mineral based; however, alternative litters based on alternative strata such as paper, various agricultural waste products and silica gels have earned a niche position. The consumer trend away from regional grocery stores towards large national retailers has presented competitive challenges as well as opportunities. These stores enjoy substantial negotiating leverage over their suppliers, including us; however, our operations support nation-wide distribution, which gives us a potential advantage over smaller and regional manufacturers in selling to these stores.

     In the Business to Business Products Group, we have 11 principal competitors. The agricultural chemical carrier portion of this segment continued to decline due to new technologies that reduced overall demand for our carrier products. These technologies include genetically modified and treated seeds (which reduce or eliminate the need for carriers) and engineered carriers (such as paper- and limestone-based carriers). The bleaching clay and fluids clarification aid portion of this Group operates in a highly cost competitive global marketplace. Product performance is also a primary competitive factor for these products. The animal health portion of this Group also operates in a global marketplace with price and performance competition from multi-national and local competitors.

PATENTS

     We have obtained or applied for patents for certain of our processes and products sold to customers in both the Retail and Wholesale Products Group and the Business to Business Products Group. These patents expire at various times, beginning in December 2008. We expect no material impact on our business from the expiration of patents in the next year.

BACKLOG; SEASONALITY

     At July 31, 2008, 2007 and 2006, our backlog of orders was approximately $7,139,000, $3,984,000, and $4,649,000, respectively. The increase in backlog orders at July 31, 2008, was due to a higher net selling price and a higher number of backlog orders. The weaker U.S. dollar relative to many foreign currencies during 2008 made domestically manufactured products more attractive in many foreign markets. The increased volume of exported goods throughout the economy created difficulties securing foreign freight carriers, so we urged our international customers to place orders farther in advance to provide additional time to arrange transportation. These advance orders resulted in a higher number of back log orders at July 31, 2008. All backlog orders are expected to be filled within the next 12 months. We consider our business, taken as a whole, to be only moderately seasonal; however, business activities of certain customers (such as agricultural chemical manufacturers) are subject to such seasonal factors as crop acreage planted and product formulation cycles.

EFFECTS OF INFLATION

     Inflation generally affects us by increasing the cost of employee wages and benefits, transportation, processing equipment, purchased raw materials and packaging, energy and borrowings under our credit facility. See Items 7 and Item 7A below.

RESERVES

     We mine sorbent materials, commonly known as fuller’s earth, on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California; we also have reserves in Nevada, Oregon and Tennessee. We estimate that our proven reserves of these sorbent materials aggregate approximately 157,234,000 tons. Based on our rate of consumption during the 2008 fiscal year, and without regard to any of our reserves in Nevada, Oregon and Tennessee, we consider our proven reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, are reflected at cost on our balance sheet.

     It is our policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. We have a program of exploration for additional reserves and, although reserves have been acquired, we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During the fiscal year ended July 31, 2008, we utilized these reserves to produce substantially all of the sorbent minerals that we sold.

     Proven reserves are those reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. Probable reserves are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. We employ geologists and mineral specialists who estimate and evaluate existing and potential reserves in terms of quality, quantity and availability.

MINING OPERATIONS

     We have conducted mining operations in Ripley, Mississippi since 1963, in Ochlocknee, Georgia since 1968, in Blue Mountain, Mississippi since 1989, in Mounds, Illinois since 1998 and in Taft, California since 2002. Our raw materials are surface mined on a year-round basis, generally using large earth moving scrapers, bulldozers, excavators or off-road trucks to remove overburden, and then loaded into dump trucks with backhoe or front end loader for movement to the processing facilities. The mining and hauling of our clay is performed by us and by independent contractors. Our current operating mines range in distance from immediately adjacent to approximately 13 miles from the related processing plants. Access to processing facilities from the mining areas is generally by private road, and in some instances public highways are utilized. Each of our processing facilities maintains inventories of unprocessed clay of approximately one week of production requirements. The following schedule summarizes, for each of our manufacturing facilities, the net book value of land and other plant and equipment:

		Plant and
	Land	Equipment
	(in thousands)
Ochlocknee, Georgia	$3,738	$17,501
Ripley, Mississippi	$1,507	$6,260
Mounds, Illinois	$1,545	$4,733
Blue Mountain, Mississippi	$922	$3,847
Taft, California	$1,391	$2,983

EMPLOYEES

     As of July 31, 2008, we employed 827 persons, 69 of whom were employed by our foreign subsidiaries. Our corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 43 of our employees in the U.S. and approximately 30 of our employees in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations to be satisfactory.

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

ENERGY

     We use natural gas, recycled fuel oil and coal as permitted for energy sources in the processing of our clay products. Consistent with prior years, we have switched among the various energy sources during certain months due to seasonal availability and cost. See Item 7A below with respect to our use of forward contracts.

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

     We spent approximately $2,497,000, $2,154,000, and $1,809,000 during the fiscal years ended July 31, 2008, 2007 and 2006, respectively, for research and development. None of this research and development was customer sponsored, and all research and development costs are expensed in the period in which incurred. See Note 1 of the Notes to the Consolidated Financial Statements.

AVAILABLE INFORMATION

     We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by the Company at http://www.sec.gov.

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

     A significant portion of our net sales comes from the sale of mature products, such as coarse cat litter, floor absorbent and agricultural chemical carriers, which have had little or no volume growth (or even volume declines) in recent fiscal years. Our future growth and financial performance will require that we successfully introduce new products or extend existing product offerings to meet emerging customer needs, technological trends and product market opportunities. We cannot be certain that we will achieve these goals. The development and introduction of new products generally require substantial and effective research, development and marketing expenditures, some or all of which may be unrecoverable if the new products do not gain market acceptance. New product development itself is inherently risky, as research failures, competitive barriers arising out of the intellectual property rights of others, launch difficulties, customer rejection and unexpectedly short product life cycles may occur even after substantial effort and expense on our part. Even in the case of a successful launch of a new product, the ultimate benefit we realize may be uncertain if the new product “cannibalizes” sales of our existing products beyond expected levels.

We face intense competition in our markets.

     Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including price, customer service and technical support, product quality and delivery. Some of our competitors, particularly in the sale of cat litter (the largest product in our Retail and Wholesale Products Group), are much larger and have substantially greater financial resources. The competition in the future may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. If we fail to compete successfully based on these or other factors, our business and future financial results could be materially and adversely affected.

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
  changes in our operating costs including raw materials, energy, transportation, packaging, overburden  removal, trade spending, health care costs and other costs;
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

  uncertainties in assessing the value, strengths, and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental or mining safety liabilities) of acquisition candidates;
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

     A limited number of customers account for a large percentage of our net sales. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 25%, 23% and 19% of our net sales for the fiscal years ended July 31, 2008, 2007 and 2006, respectively. Sales to The Clorox Company and its affiliates accounted for approximately 8%, 8% and 9% of our net sales for the fiscal years ended July 31, 2008, 2007 and 2006, respectively. The loss of or a substantial decrease in the volume of purchases by Wal-Mart, Clorox or any of our other top customers would harm our sales and profitability.

     We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that the percentage of net sales represented by these customers may increase. As a result, changes in the strategies of our largest customers, including a reduction in the number of brands they carry (or a shift of shelf space to private label products) or increased use of global or centralized procurement initiatives, may harm our sales. In addition, our business is based primarily upon individual sales orders and we typically do not enter into long-term contracts with our customers. While we do have long-term contracts with certain of our customers, including Clorox, such agreements are subject to termination in certain circumstances. Accordingly, any of these customers could reduce their purchasing levels or cease buying products from us on relatively short notice. In addition, the degree of profit margin contribution of our significant customers varies. If a significant customer with a more favorable profit margin was to terminate its relationship with us, it would have a disproportionate adverse impact on our results of operations. If we lose a significant customer or if sales of our products to a significant customer materially decrease, it may have a material adverse effect on our business, financial condition and results of operations.

Providing price concessions or trade terms that are acceptable to our customers, or the failure to do so, could adversely affect our sales and profitability.

     The products we sell are subject to significant price competition. From time to time, we may need to reduce the prices for some of our products to respond to competitive and customer pressures and to maintain market share. Any reduction in prices to respond to these pressures would harm profit margins. In addition, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would suffer. Because of the competitive environment facing many of our customers, particularly our high-volume mass merchandiser customers, these customers have increasingly sought to obtain price reductions, specialized packaging or other concessions from product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. To the extent we provide these concessions, our profit margins are reduced. Further, if we are unable to maintain terms that are acceptable to our customers, these customers could reduce purchases of our products and increase purchases of products from our competitors, which would harm our sales and profitability.

Increases in energy and other commodity prices would increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices.

     If our energy costs increase disproportionately to our net sales, our earnings could be significantly reduced. Because we use energy, including natural gas, fuel oil, coal, electricity, diesel fuel and gasoline, to manufacture and transport our products, our operating costs increase if our energy costs rise. Our energy costs have risen substantially over the last four years. Increases in energy costs increase our operating costs and may reduce our profitability if we are unable to pass all the increases on to our customers. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases or surcharges.

     Our most significant energy requirements typically are for natural gas and fuel oil. We are subject to volatility in the price and availability of natural gas and fuel oil, as well as other sources of energy. In the past, we have endeavored to reallocate a portion of our energy needs among these different sources due to seasonal supply limitations and the higher cost of one particular fuel relative to other fuels; however, our energy costs, including alternatives to natural gas, have risen substantially in recent periods, and there can be no assurance that we will be able to effectively reallocate among different fuels in the future. From time to time, we may use forward purchase contracts or financial instruments to hedge the volatility of a portion of our natural gas and fuel oil costs. The success or failure of any such hedging transactions depends on a number of factors including, but not limited to, our ability to anticipate and manage volatility in energy prices, the general demand for natural gas and fuel oil by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world.

     The prices of other commodities such as paper, plastic resins, synthetic rubber and steel significantly influence the costs of packaging, replacement parts and equipment we use in the manufacture of our products and the maintenance of our facilities. The prices of these commodities, and the costs of the related materials we use, have also risen substantially over the last four years, and may continue to rise in the future. These increased materials costs present the same types of risks as described above with respect to increased energy costs.

Reductions in inventory by our customers could adversely affect our sales and increase our inventory risk.

     From time to time, customers in both our Retail and Wholesale Products Group and our Business to Business Products Group have reduced inventory levels as part of managing their working capital requirements. Any reduction in inventory levels by our customers would harm our operating results for the financial periods affected by the reductions. In particular, continued consolidation within the retail industry could potentially reduce inventory levels maintained by our retail customers, which could adversely affect our results of operations for the financial periods affected by the reductions. Similarly, inventory reductions by our agricultural chemical carrier customers or our contract cat litter manufacturing customers could also adversely affect our results of operations for the financial periods in which the reductions occur.

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

     In our Business to Business Products Group, we sell clay granules which are used by agricultural chemical formulators as carriers for crop protection chemicals, including herbicides, fungicides and insecticides. The increased use of genetically modified and treated seeds has reduced the need for certain crop production chemicals (and the carriers for those chemicals) in the past and may continue to do so in the future. Demand for these products could also be adversely affected by increased consumer acceptance of genetically modified products, as well as governmental policies, laws and regulations that affect the development, manufacture and distribution of those products.

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

     We derived approximately 18% of our net sales from sales outside of the United States in the fiscal year ended July 31, 2008. Our ability to sell our products and conduct our operations outside of the United States is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products or disrupt our operations in these markets, particularly when local political and economic conditions are unstable. In addition, international sales and operations are subject to currency exchange fluctuations, fund transfer restrictions and import/export duties, and international operations are subject to foreign regulatory requirements and issues, including with respect to environmental matters. Any of these matters could result in sudden, and potentially prolonged, changes in demand for our products. Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country’s legal system.

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

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

     Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting and obtain an opinion from our independent registered public accounting firm on our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2008 and we obtained from our independent registered public accounting firm an unqualified opinion on our internal control over financial reporting; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

     None.

ITEM 2 – PROPERTIES

Real Property Holdings and Mineral Reserves

			Land		Estimated	Estimated
	Land	Land	Unpatented		proven	probable
	Owned	Leased	claims	Total	reserves	reserves	Total
	(acres)	(acres)	(acres)	(acres)	(000’s of tons)	(000’s of tons)	(000’s of tons)
California	795	--	1,030	1,825	5,229	11,226	16,455
Georgia	2,157	2,006	--	4,163	30,042	12,018	42,060
Illinois	82	598	--	680	6,592	5,032	11,624
Mississippi	2,182	978	--	3,160	89,055	95,149	184,204
Nevada	535	--	--	535	23,316	2,976	26,292
Oregon	340	--	--	340	--	45	45
Tennessee	178	--	--	178	3,000	3,000	6,000
	6,269	3,582	1,030	10,881	157,234	129,446	286,680

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

     Our mining operations are conducted on leased or owned land. The Georgia, Illinois and Mississippi mining leases generally require that we pay a minimum monthly rental to continue the lease term. The rental payments are generally applied against a stated royalty related to the number of unprocessed, or in some cases processed, tons of mineral extracted from the leased property. Many of our mining leases have no stated expiration dates. Some of our Georgia leases, however, do have expiration dates ranging from 2009 to 2053. We would not experience a material adverse effect from the expiration or termination of any of these leases. We have a variety of access arrangements, some of which are styled as leases, for manufacturing at facilities that are not contiguous with the related mines. We would not experience a material adverse effect from the expiration or termination of any of these arrangements. See also Item 1 above, Business—Reserves, for further information on our reserves.

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

     The lease for the Alpharetta, Georgia facility expires in 2013. A portion of the Blue Mountain, Mississippi facility is leased from the Town of Blue Mountain in connection with industrial revenue bond financing we obtained in 1988. See Note 4 of the Notes to the Consolidated Financial Statements. Upon expiration of the relevant leases and full payment of the bonds (which occurred in October 2008), we have the right to purchase the leased property for $100. We expect to exercise this right in due course. The lease for the Chicago, Illinois corporate office space expires in 2018. The lease for the Wisbech, United Kingdom facility expires in 2032. The lease for the Coppet, Switzerland office is on a year-to-year basis. We consider that our properties are generally in good condition, are well maintained and are suitable and adequate to carry on our business.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our Common Stock is traded on the New York Stock Exchange under the symbol ODC. There is no established trading market for our Class B Stock. The number of holders of record of Common Stock and Class B Stock on September 30, 2008 were 713 and 30, respectively, as reported by our transfer agent. There are no shares of Class A Common Stock currently outstanding. In the last three years, we have not sold any securities which were not registered under the Securities Act.

     On June 6, 2006, during our fiscal year 2006, our Board of Directors announced a five-for-four stock split, to be effected by a stock dividend of one-quarter share for each outstanding share of Common Stock and Class B Stock. The stock dividend was paid on September 8, 2006 to stockholders of record at the close of business on August 4, 2006. All shares outstanding, earnings per share numbers and balance sheet values reflect the impact of the stock dividend.

     The following table sets forth, for the periods indicated, the high and low sales price for the Common Stock on the New York Stock Exchange and dividends per share paid on the Common Stock and Class B Stock.

	Common Stock		Cash Dividends
	Price Range		Per Share
				Class B
			Common	Common
	Low	High	Stock	Stock
Fiscal 2007:
First Quarter	$12.83	$16.19	$0.1200	$0.0900
Second Quarter	15.32	18.25	0.1200	0.0900
Third Quarter	15.79	18.83	0.1200	0.0900
Fourth Quarter	16.31	18.57	0.1300	0.0975
Total			0.4900	0.3675

Fiscal 2008:
First Quarter	$15.00	$20.25	$0.1300	$0.0975
Second Quarter	18.80	23.60	0.1300	0.0975
Third Quarter	17.00	20.74	0.1300	0.0975
Fourth Quarter	14.95	20.70	0.1400	0.1050
Total			0.5300	0.3975

     Dividends. Our Board of Directors determines the timing and amount of any dividends. The declaration and payment of future dividends, if any, will depend, among other things, upon our future earnings, capital requirements, financial condition, legal requirements, contractual restrictions and other factors that our board of directors deems relevant. Our 1998 Note Agreement with Prudential Financial, our Credit Agreement with Harris N.A. dated January 27, 2006 and our 2005 Note Agreement with The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company require that certain minimum net worth and tangible net worth levels are to be maintained. To the extent that these balances are not attained, our ability to pay dividends may be impaired. See Note 4 of the Notes to the Consolidated Financial Statements. Our Board of Directors may change its dividend practice at any time.

     Issuer Repurchase of Equity Securities. We did not repurchase any shares of our Common Stock or Class B Stock in the three months ended July 31, 2008, and no shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Note 6 of the Notes to the Consolidated Financial Statements. On October 5, 2005, our Board of Directors authorized the repurchase of up to 500,000 shares of Common Stock, with repurchases to be made from time to time in the discretion of our management and in accordance with applicable laws, rules and regulations. This authorization does not have a stated expiration date. As of July 31, 2008, 313,822 shares of Common Stock may yet be repurchased under this authorization. We do not have any current authorization from our Board of Directors to repurchase shares of Class B Stock, and no shares of Class A Common Stock are currently outstanding.

PERFORMANCE GRAPH

     The following graph shows the annual cumulative total stockholders’ return for the five years ending July 31, 2008, on an assumed investment of $100 on July 31, 2003, in our Common Stock, the Russell Microcap Index and the Russell 2000-Material and Processing Economic Sector Index. Our Common Stock is included in the Russell Microcap Index and we consider the Russell 2000-Material and Processing Economic Sector Index to be our peer group. The graph assumes all dividends were reinvested. The historical stock price performance of our Common Stock is not necessarily indicative of future stock performance.

Comparative Five-Year Total Returns

Oil-Dri Corporation, Russell Microcap, Russell 2000-Materials & Processing

(Performance results through 7/31/2008)

		2003	2004	2005	2006	2007	2008
ODC	☐	$100.00	$140.82	$158.91	$180.54	$193.71	$205.71
Russell Microcap	Δ	$100.00	$118.27	$143.86	$147.87	$162.99	$136.72
Russell 2000-Materials & Processing	à	$100.00	$134.02	$172.26	$201.51	$267.41	$271.38

     This performance graph and accompanying disclosure is not soliciting material, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

ITEM 6 – SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF FINANCIAL DATA
(IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

	Fiscal Year Ended July 31,
	2008	2007	2006	2005	2004
Summary of Operations
Net Sales	$232,359	$212,117	$205,210	$187,868	$185,511
Cost of Sales (1)	(186,289)	(166,417)	(167,136)	(147,513)	(142,263)
Gross Profit	46,070	45,700	38,074	40,355	43,248
Other Contractual Income & Charges	--	--	--	--	(1,250)
Loss on Impaired Long-Lived Assets	--	--	--	--	(464)
Gain on the Sale of Long-Lived Assets	--	--	415	--	--
Selling, General and Administrative Expenses (2)	(33,340)	(35,163)	(29,735)	(30,470)	(32,975)
Income from Operations	12,730	10,537	8,754	9,885	8,559
Other Income (Expense)
Interest Income	1,070	1,415	1,106	464	222
Interest Expense	(2,189)	(2,389)	(2,255)	(1,758)	(2,079)
Foreign Exchange (Losses) Gains	165	(23)	(95)	(244)	(26)
Other, Net (3)	399	905	386	585	255
Total Other Expense, Net	(555)	(92)	(858)	(953)	(1,628)
Income before Income Taxes	12,175	10,445	7,896	8,932	6,931
Income Taxes	(3,136)	(2,785)	(2,637)	(2,392)	(1,898)
Net Income	$9,039	$7,660	$5,259	$6,540	$5,033
Average Shares Outstanding
Diluted (4)	7,215	7,028	7,219	7,455	7,452
Net Income per Share
Diluted (4)	$1.25	$1.09	$0.73	$0.88	$0.68
Important Highlights
Total Assets	$148,988	$142,087	$139,547	$123,571	$128,875
Long-Term Debt	$21,500	$27,080	$31,160	$20,240	$23,320
Working Capital	$52,550	$50,895	$48,589	$40,562	$40,945
Working Capital Ratio	2.7	2.9	2.8	2.8	2.5
Book Value per Share	$12.66	$11.91	$10.73	$10.76	$10.55
Dividends Declared	$3,463	$3,117	$2,598	$2,251	$2,050
Capital Expenditures	$7,302	$7,757	$10,827	$7,311	$6,067
Depreciation and Amortization	$7,455	$7,498	$7,212	$7,429	$8,057
Net Income as a Percent of Net Sales	3.9%	3.6%	2.6%	3.5%	2.7%
Return on Average Stockholders’ Equity	10.8%	10.0%	7.2%	9.0%	7.1%
Gross Profit as a Percent of Net Sales	19.8%	21.5%	18.6%	21.5%	23.3%
Operating Expenses as a Percent of Net Sales	14.3%	16.6%	14.3%	16.2%	18.7%

(1) In fiscal 2008, cost of sales was reduced by pre-tax net proceeds of $831,000 from the sale of emission reduction credits to unaffiliated third parties. See Note 2 of the Notes to the Consolidated Financial Statements.

(2) In fiscal 2004, selling, general and administrative expenses included $700,000 of defense costs associated with the settlement of patent infringement litigation.

(3) In fiscal 2007, Other Income (Expense) included pre-tax proceeds of $389,000 from life insurance on former employees.

(4) Average shares outstanding and net income (loss) per share for fiscal years 2004 through 2006 have been restated to reflect a five-for-four stock split, effected by a stock dividend of one-quarter share for each outstanding share of Common Stock and Class B Stock. The Board announced the stock dividend on June 6, 2006, during our fiscal year 2006. The stock dividend was paid on September 8, 2006 to stockholders of record at the close of business on August 4, 2006.

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

OVERVIEW

     We develop, mine, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other sorbent materials. Our principal products include cat litter, industrial and automotive floor absorbents, fluids purification and filtration bleaching clays, agricultural chemical carriers, animal health and nutrition products and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end customer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments, the Retail and Wholesale Products Group and the Business to Business Products Group. Each operating segment is discussed individually below. Additional detailed descriptions of the operating segments are included in Item 1 Business above.

     We reported net income of $9,039,000, or $1.25 per diluted share, for the year ended July 31, 2008, an 18% increase over net income of $7,660,000, or $1.09 per diluted share, for the year ended July 31, 2007. Net income was positively impacted by increases in our average net selling price and total tons sold. During fiscal 2008 we raised selling prices to contend with cost increases in energy and other commodities. We were impacted by increases in the costs of diesel fuel used to transport our products, natural gas and recycled fuel oil used to dry our clay and paper and resin materials used to package our products. Our ongoing procurement cost savings programs and manufacturing efficiency improvements helped address these cost challenges. We also continued to strongly support research and development to improve our existing products and processes and to develop new products. Despite these cost saving efforts and selling price increases, our margins declined during fiscal 2008. The Retail and Wholesale Products Group operates in a highly competitive marketplace and was unable to raise selling prices to the extent of the increased costs. The Business to Business Products Group benefited from opportunities in domestic markets, including the biodiesel industry, and from opportunities in the global marketplace due to the weak U.S. dollar relative to many foreign currencies.

RESULTS OF OPERATIONS
FISCAL 2008 COMPARED TO FISCAL 2007

     Consolidated net sales for the year ended July 31, 2008 were $232,359,000, an increase of 10% from net sales of $212,117,000 in fiscal 2007. Both our Retail and Wholesale Products Group and our Business to Business Products Group contributed to the sales improvement. Our focus on strategic pricing company-wide to contend with rising costs resulted in an increased average net selling price. In addition, total tons sold for fiscal year 2008 increased 5%. Net income for the year was $9,039,000, an increase of 18% from net income of $7,660,000 in fiscal 2007. Net income was positively impacted by higher net selling prices, increased tons sold and an $831,000 reduction in cost of sales from the sale of emission reduction credits, as described in Note 2 of the Notes to the Consolidated Financial Statements. Net income was negatively affected by higher freight, materials and packaging costs. Freight costs increased significantly due to record high fuel prices which impacted our truck, rail and ship distribution channels. Materials costs were driven upward by the high cost of fuel used to dry our clay-based products and to transport raw materials. The cost of purchased packaging materials increased due to price increases in the resin and paper markets. The Business to Business Products Group contributed to the improved net income as higher net selling prices overcame lower volume and increased costs; however, in the Retail and Wholesale Products Group the higher costs prevailed over increases in both net selling prices and volume.

BUSINESS TO BUSINESS PRODUCTS GROUP

     Net sales of the Business to Business Products Group for fiscal 2008 were $75,048,000, an increase of $5,436,000, or 8%, from net sales of $69,612,000 in fiscal 2007. Total tons sold for the Group were down 3% compared to fiscal 2007; however, higher net selling prices provided for increased sales in fiscal 2008. Net sales of fluids purification products, co-packaged cat litter products and animal health and nutrition products all increased. Net sales of bleaching earth and fluids purification products increased 22% due to higher net selling prices and 8% more tons sold. The increased tonnage was the result of additional business opportunities in both domestic and export markets and in the biodiesel production industry. Our co-packaged traditional coarse cat litter net sales were up 4% in fiscal 2008. Selling price increases and a new co-packaging customer offset a 4% decline in tons sold. Tons sold decreased as coarse cat litter sales continued to decline in the overall cat litter market while scoopable cat litter sales continued to increase. Net sales of animal health and nutrition products rose 10% primarily due to increased tons sold and increased net selling prices for our mycotoxin binder and animal feed binder products. In contrast, net sales of agricultural chemical carriers were down 5% due to 11% lower tons sold caused by continued market erosion from the growth of genetically modified seed and seed treatments. Tons sold for the Group’s Flo-Fre product line (a by-product of the manufacture of our agricultural chemical carriers) also declined; however, the impact of lower volume was offset by a higher net selling price which resulted in an increase in net sales. Net sales of sports field products were down as the result of the loss of a customer.

     The Business to Business Products Group’s operating income increased 19% to $15,782,000 in fiscal 2008 from $13,302,000 in fiscal 2007. Selling prices increases were partially offset by approximately 6% higher combined freight, materials and packaging costs. Freight costs increased approximately 23% due to higher diesel fuel prices. Packaging costs were driven upward by price increases in the resin and paper markets. Selling and administrative expenses were only 1% higher in fiscal 2008 compared to fiscal 2007.

RETAIL AND WHOLESALE PRODUCTS GROUP

     Net sales of the Retail and Wholesale Products Group for fiscal 2008 were $157,311,000, an increase of $14,806,000, or 10%, from net sales of $142,505,000 reported in fiscal 2007. The net sales growth was driven by increases in both overall net selling prices and tons sold. The Group’s total tons sold were up 9%, including an 18% increase in cat litter tons. Net sales of private label cat litter increased 35% due to selling price increases and 29% more volume. The higher volume was the result of expanded distribution to existing customers, as well as distribution to new customers. The Group’s net sales were also positively impacted by reduced trade spending costs (trade spending costs are reported as a reduction of net sales). Partially offsetting these net sales increases was a 1% reduction in branded cat litter net sales due to loss of a customer. Net sales of synthetic and clay-based industrial absorbents were also both down 1% due to lower volume.

     The Retail and Wholesale Products Group’s operating income decreased 7% to $14,973,000 in fiscal 2008 from $16,162,000 in fiscal 2007 due to higher costs. The Group’s combined freight, materials and packaging costs increased approximately 6% during fiscal 2008. Record high fuel prices resulted in freight costs approximately 16% higher than in fiscal 2007. The Group’s product margins were also negatively impacted by higher packaging and materials costs as described above. These higher costs exceeded the improvement in the Group’s net sales.

CONSOLIDATED RESULTS

     Consolidated gross profit as a percentage of net sales in fiscal 2008 decreased to 20% from 22% in fiscal 2007. Cost of sales for fiscal 2008 was reduced by $831,000 as a result of the sale of emission reduction credits, as described in Note 2 of the Notes to the Consolidated Financial Statements, which increased our consolidated gross profit as a percentage of net sales for fiscal 2008 by approximately 1%. Increased net selling prices in fiscal 2008 did not overcome increased freight, materials and packaging costs. Gross profit was further reduced by a 5% increase in the cost of fuel used in the manufacturing process in fiscal 2008 compared to fiscal 2007.

     Selling, general and administrative expenses as a percentage of net sales in fiscal 2008 decreased to 14% from the 17% in fiscal 2007. The decrease in fiscal 2008 was primarily due to decreases in expenses for the estimated incentive bonus, advertising, audit fees and bad debt. The lower fiscal 2008 incentive bonus expense was based on performance targets that are established for each year. Advertising costs were higher in fiscal 2007 due to packaging re-design and market research costs. Audit expense was higher in fiscal 2007 when we became an accelerated filer and were required for the first time to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Bad debt expense was higher in fiscal 2007 due to the write-off of a receivable from a sports product customer.

     Interest expense in fiscal 2008 decreased $200,000 from fiscal 2007 due to a reduction in debt outstanding. Interest income in fiscal 2008 decreased $345,000 from fiscal 2007 due to lower average interest rates that offset the benefits of higher average investment balances.

     Other income in fiscal 2008 decreased $506,000 from fiscal 2007. Other income in fiscal 2007 included proceeds received from life insurance policies on former employees.

     Our effective tax rate was 26% of pre-tax income in fiscal 2008 versus 27% in fiscal 2007. The effective tax rate was lower in fiscal 2008 primarily due to an increased deduction for mining depletion.

     Total assets increased $6,901,000, or 5%, during fiscal 2008. Current assets increased $4,351,000, or 6%, from the fiscal 2007 year-end balances primarily due to increased accounts receivable, investments in Treasury securities and inventories. These increases were partially offset by decreased cash and cash equivalents. These changes are described in the Liquidity and Capital Resources section below. Other assets increased $2,555,000 from fiscal 2007 due to the $1,300,000 purchase of strategic intangible assets for the Retail and Wholesale Products Group and a lease receivable relating to a co-packaging agreement for the Business to Business Products Group.

     Property, plant and equipment, net of accumulated depreciation, was consistent with the year-end balance in fiscal 2007. Capital expenditures for fiscal 2008 were approximately equal to depreciation expense.

     Total liabilities decreased $483,000, or 1%, during fiscal 2008. Noncurrent liabilities decreased $3,179,000, due to payment on long term debt. This decrease was partially offset by increases in the accrued postretirement benefits and deferred compensation, as described in Notes 8 and 9, respectively, of the Notes to the Consolidated Financial Statements. Current liabilities increased $2,696,000, or 10%, during fiscal 2008. The changes in current liabilities are described in the Liquidity and Capital Resources section below.

FISCAL 2007 COMPARED TO FISCAL 2006

     Consolidated net sales for the year ended July 31, 2007, were $212,117,000, an increase of 3% from net sales of $205,210,000 in fiscal 2006. Our Retail and Wholesale Products Group drove the sales improvement. We focused on strategic pricing company-wide in an effort to recover declining margins. Net income for the year was $7,660,000, an increase of 46% from net income of $5,259,000 in fiscal 2006. A 91% increase in operating income for the Retail and Wholesale Products Group was a major contributor to the net income growth. The Business to Business Products Group reported lower net sales and operating income in fiscal 2007 due to the declining market for agricultural chemical carriers. This Group was also impacted more by increases in costs of materials.

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

     The Retail and Wholesale Products Group’s operating income increased 91% to $16,162,000 in fiscal 2007 from $8,486,000 in fiscal 2006. Price increases, trade promotion changes and lower packaging costs overcame higher freight costs. Packaging costs were approximately 3% lower than fiscal 2006 due to procurement cost savings initiatives. Materials costs in fiscal 2007 were up slightly with the prior year. Freight costs were up approximately 7% compared to fiscal 2006.

CONSOLIDATED RESULTS

     Consolidated gross profit as a percentage of net sales in fiscal 2007 increased to 22% from 19% in fiscal 2006. Price increases, trade promotion changes and other cost savings initiatives were implemented in an attempt to bring our margins back to more historical levels. Although freight and materials costs continued to rise, packaging costs decreased in fiscal 2007 due to procurement cost savings efforts. Further contributing to the improved gross profit was a 10% decrease in the cost of fuel used in the manufacturing process in fiscal 2007 compared to fiscal 2006; however, non-fuel manufacturing costs rose approximately 6%, which had a negative impact on gross profit. Non-fuel manufacturing costs increased for repairs, labor, electricity and other raw materials.

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

     Our effective tax rate was 27% of pre-tax income in fiscal 2007 versus 33% in fiscal 2006. The tax expense for fiscal 2006 included a $525,000 tax impact for the repatriation of previously accumulated untaxed foreign earnings and profits which increased our fiscal 2006 effective tax rate by 6%.

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

FOREIGN OPERATIONS

     Net sales by our foreign subsidiaries during fiscal 2008 were $17,587,000, or 8% of total company net sales. This represents an increase of $630,000, or 4%, from fiscal 2007, in which foreign subsidiary net sales were $16,957,000, or 8% of total company net sales. Net sales increased in both our Canadian and United Kingdom subsidiaries. Our Canadian subsidiary’s net sales increase was primarily due to a higher net selling price that overcame lower tons sold. The lower volume was primarily in private label cat litter sales due to the loss of a customer. For fiscal 2008, our foreign subsidiaries reported net income of $885,000, an increase of $555,000 from the $330,000 net income reported in fiscal 2007. Net selling price increases improved results for both our Canadian and United Kingdom subsidiaries. Our Canadian subsidiary also obtained a greater portion of a raw material from an alternative lower cost source during fiscal 2008. Our Swiss subsidiary reported lower income taxes in fiscal 2008 due to additional taxes recognized in fiscal 2007 related to the repatriation of untaxed earnings. Identifiable assets of our foreign subsidiaries as of July 31, 2008, were $10,857,000, compared to $9,775,000 as of July 31, 2007. Most of the increase in identifiable assets was in cash and cash equivalents, inventories and accounts receivable.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements include funding working capital needs, the purchasing and upgrading of real estate, equipment and facilities, and investing in infrastructure and potential acquisitions. We have principally used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements. Cash and cash equivalents totaled $6,848,000, $12,133,000, and $6,607,000 at July 31, 2008, 2007 and 2006, respectively. As of July 31, 2008, there were no outstanding borrowings under our $15,000,000 revolving credit facility with Harris N.A.

     The following table sets forth certain elements of our Consolidated Statements of Cash Flows (in thousands):

	Fiscal Year Ended
	July 31,	July 31,	July 31,
	2008	2007	2006
Net cash provided by operating activities	$11,341	$16,851	$10,635
Net cash used in investing activities	(10,890)	(5,467)	(14,979)
Net cash (used in) provided by financing activities	(5,666)	(5,546)	5,560
Effect of exchange rate changes on cash and cash equivalents	(70)	(312)	(554)
Net (decrease) increase in cash and cash equivalents	(5,285)	5,526	662

Net cash provided by operating activities

     Net cash provided by operations decreased $5,510,000 in fiscal 2008 to $11,341,000. The decrease was primarily due to increases in other assets and changes in working capital, partially offset by an increase in other noncurrent liabilities. The increase in other assets was primarily due to a lease receivable relating to a co-packaging agreement in the Business to Business Products Group. Other noncurrent liabilities increased due to higher postretirement benefits liabilities, as described in Note 8 of the Notes to the Consolidated Financial Statements. Net cash provided by operations increased $6,216,000 in fiscal 2007 to $16,851,000. The increase was primarily due to increases in net income during fiscal 2007, loss on sale of fixed assets, non-cash stock compensation expense, other non-cash charges and changes in working capital. The changes in the primary components of working capital that impacted operating cash flows for these years were as follows:

     Accounts receivable, less allowance for doubtful accounts, increased $3,450,000 at fiscal year-end 2008 compared to fiscal year-end 2007. The increase was due in part to strong fiscal 2008 fourth quarter net sales which were 10% greater than fiscal 2007 fourth quarter net sales. Accounts receivable, less allowance for doubtful accounts, increased $1,818,000 at fiscal year-end 2007 compared to fiscal year-end 2006. The increase was due in part to strong fiscal 2007 fourth quarter net sales which were 5% greater than fiscal 2006 fourth quarter net sales.

     Inventories increased by $2,507,000 at fiscal year-end 2008 compared to fiscal year-end 2007 reflecting the higher cost of materials, packaging and fuel and increased inventory levels. Inventory levels increased due to production planning and service level requirements. Inventories decreased at fiscal year-end 2007 compared to fiscal year-end 2006 by $460,000 due to a concerted effort to reduce packaging inventory levels, lower fuel inventory and procurement cost reduction initiatives.

     Accounts payable increased $1,310,000 at fiscal year-end 2008 compared to fiscal year-end 2007 due primarily to higher costs for purchased items, particularly energy and packaging, and timing of payments. Accrued expenses decreased $200,000. The incentive bonus accrual at fiscal year-end 2008 was lower based on the level of achievement against the fiscal year’s performance target. This decrease was partially offset by a higher freight accrual due to increased costs. Accounts payable decreased $1,415,000 at fiscal year-end 2007 compared to fiscal year-end 2006 due primarily to timing of payments. Accrued expenses increased $1,628,000 due to a higher incentive bonus accrual at fiscal year-end 2007 based on the higher level of achievement against that year’s performance target. The audit expense accrual in fiscal 2007 was also higher due to additional expense to comply for the first time with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Partially offsetting these increases were lower accrued expense for packaging and fuel due to the lower inventory levels and a decrease in accrued trade spending.

Net cash used in investing activities

     Cash used in investing activities was $10,890,000 in fiscal 2008 versus $5,467,000 in fiscal 2007. During fiscal 2008, net purchases of investment securities were $2,331,000 compared to net dispositions of $2,233,000 in fiscal 2007. During fiscal 2008, we modified our investment strategy to allocate a greater portion of our financial resources to investments versus cash. Purchases and dispositions of investment securities in both periods are also subject to variations in the timing of investment maturities. During fiscal 2008, we also used $1,300,000 to purchase strategic intangible assets in the Retail and Wholesale Products Group. Capital expenditures were $455,000 lower in fiscal 2008 compared to fiscal 2007. Cash used in investing activities was $5,467,000 in fiscal 2007 versus $14,979,000 in fiscal 2006. Capital expenditures were $3,070,000 lower in fiscal 2007. Capital expenditures in fiscal 2006 included a large project to increase plant production capacities. During fiscal 2007, net dispositions of investment securities were $2,233,000 compared to net purchases of debt and investment securities of $5,158,000 during fiscal 2006. In fiscal 2006, cash available from new long-term debt financing was used for investment purchases.

Net cash (used in) provided by financing activities

     Cash used in financing activities was $5,666,000 in fiscal 2008 compared to $5,546,000 in fiscal 2007. We used cash in fiscal 2008 primarily for principal payments on long-term debt and dividends. Dividend payments were $339,000 higher in fiscal 2008. In contrast, proceeds from issuance of Treasury Stock and Common Stock during fiscal 2008 were $363,000 higher as a result of more stock option exercise activity. Cash used in financing activities was $5,546,000 in fiscal 2007 compared to cash provided by financing activities of $5,560,000 in fiscal 2006. We used cash in fiscal 2007 primarily for principal payments on long-term debt and dividends. Both of these amounts were higher than similar payments in fiscal 2006. In addition, proceeds from issuance of Treasury Stock and Common Stock during fiscal 2007 were lower compared to fiscal 2006 due to less stock option exercise activity.

Other

     Total cash and investment balances held by our foreign subsidiaries at July 31, 2008, 2007 and 2006 were $1,607,000, $1,013,000 and $477,000, respectively. Cash and investment balances have grown due to normal business operations. Certain investments held by our foreign subsidiaries were liquidated in fiscal 2006 to facilitate the repatriation of previously untaxed foreign earnings and profits.

     We received cash grants of approximately $590,000 in fiscal 2006 from the State of Illinois. We used these grants to enhance processing capabilities at our Mounds, Illinois production facility. These funds were accounted for on a “net” grant accounting basis; therefore they were not shown as a cash in-flow or a capital expenditure outflow. The grant funds were completely utilized at the end of the fiscal year.

     As part of the normal course of business, we guarantee certain debts and trade payables of our wholly-owned subsidiaries. These arrangements are made at the request of the subsidiaries’ creditors, as separate financial statements are not distributed for the wholly-owned subsidiaries. As of July 31, 2008 the value of these guarantees was $644,000 of lease liabilities and $2,500,000 of long-term debt. The $2,500,000 of long-term debt was repaid in full on October 1, 2008. See Note 4 of the Notes to the Consolidated Financial Statements.

     We entered into an unsecured revolving credit agreement with Harris N.A on January 27, 2006, pursuant to which we may borrow up to $15,000,000 from time to time. Our payment obligations under this credit agreement are guaranteed by certain of our subsidiaries. The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to acquire or dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2008 there were no outstanding borrowings and we had $15,000,000 available under this credit facility and we were in compliance with our covenants. While there can be no assurance regarding the terms, timing or consummation of any successor agreement, on or before the expiration of this agreement on January 27, 2009, we expect to enter into a successor credit arrangement with Harris N.A. or another financing source containing terms and conditions reasonably acceptable to us. In light of recent financial and credit market developments, the ability to draw on or to enter into any credit arrangement is uncertain.

     We believe that cash flow from operations and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations for at least the next 12 months. Our revolving credit facility provides an additional source of cash funds but would not be required to meet our foreseeable cash needs in the next 12 months. We expect cash requirements for capital expenditures in fiscal 2009 to increase by over $5,000,000 from fiscal 2008 due to significant investment in our manufacturing facilities. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

     The following tables summarize our significant contractual obligations and commercial commitments at July 31, 2008, and the effect such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less Than 1
Contractual Obligations	Total	Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$27,080,000	$5,580,000	$6,700,000	$7,400,000	$7,400,000
Interest on Long-Term Debt	5,829,000	1,498,000	2,404,000	1,456,000	471,000
Operating Leases	11,458,000	2,205,000	3,636,000	1,829,000	3,788,000
Unconditional Purchase Obligations	8,883,000	8,883,000	--	--	--
Total Contractual Cash Obligations	$53,250,000	$18,166,000	$12,740,000	$10,685,000	$11,659,000

     We are not required to make a contribution to our defined benefit pension plan in fiscal 2009. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions.

	Amount of Commitment Expiration Per Period
	Total
Other Commercial	Amounts	Less Than 1
Commitments	Committed	Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$33,130,000	$23,284,000	$9,846,000	$--	$--
Total Commercial Commitments	$33,130,000	$23,284,000	$9,846,000	$--	$--

     The expected timing of payments of the obligations above is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

OFF BALANCE SHEET ARRANGEMENTS

     We do not have any unconsolidated special purpose entities. As of July 31, 2008, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

     Stock Split Effected by a Stock Dividend. Our Board declared a stock dividend on June 6, 2006, during our fiscal year 2006. The stock dividend was paid in fiscal 2007, on September 8, 2006, to stockholders of record at the close of business on August 4, 2006. Accordingly, shares outstanding, income (loss) per share, dividends per share, Common Stock price ranges and balance sheet values for all years presented reflect the five-for-four stock split effected by a stock dividend of one-quarter share for each outstanding share of Common Stock and Class B Stock and the adjustment to aggregate par value has been made.

     Trade Receivables. We recognize trade receivables when the risk of loss and title pass to the customer consistent with our Revenue Recognition policy. See Note 1 of the Notes to the Consolidated Financial Statements. We provide for an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts and analysis of specific accounts. A customer is determined to be uncollectible when we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. While we believe our allowance for doubtful accounts is reasonable, the unanticipated default by a customer with a material trade receivable could occur. We recorded an allowance for doubtful accounts of $614,000 and $569,000 at July 31, 2008 and 2007, respectively.

     Inventories. We value inventories at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales divisions to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at July 31, 2008 and 2007 were $138,000 and $199,000, respectively. The lower fiscal 2008 reserve is due to a concerted effort to identify and dispose of obsolete inventory.

     Overburden Removal and Mining Costs. A significant part of our mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of our production processes. Beginning in fiscal 2007, in accordance with Emerging Issues Task Force Issue No. 04-06, Accounting for Stripping Costs Incurred During Production in the Mining Industry, the costs associated with overburden removal were treated as variable inventory production costs and were included in cost of sales in the period incurred. Prior to fiscal 2007, the cost of overburden removal was recorded in a prepaid expense account and, as the usable sorbent material was mined, the prepaid overburden removal expense was amortized over the estimated usable material. The amount of available material was estimated using surveys and topographical maps of the mining areas and professional judgment of mining engineers.

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

     On an annual basis we evaluate our potential reclamation liability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations and with FASB Interpretation No. 47 (as amended), Accounting for Conditional Asset Retirement Obligations. As of July 31, 2008 and 2007, we have recorded an estimated net reclamation asset of $320,000 and $216,000, respectively, and a corresponding estimated reclamation liability of $718,000 and $499,000, respectively. These values represent the discounted present value of the estimated future mining reclamation costs at the production plants. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge, once again over the estimated useful lives of the mines.

     Accounting for reclamation obligations requires that we make estimates unique to each mining operation of the future costs we will incur to complete the reclamation work required to comply with existing laws and regulations. Actual costs incurred in the future could differ from estimated amounts. Future changes to environmental laws could increase the extent of reclamation work required. Any such increases in future costs could materially impact the amount incurred for reclamation costs.

     Impairment of goodwill, trademarks and other intangible assets. We review carrying values of goodwill, trademarks and other indefinite lived intangible assets periodically for possible impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Our impairment review is based on a discounted cash flow approach that requires significant judgment with respect to volume, revenue, expense growth rates and the selection of an appropriate discount rate. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the first quarter of the fiscal year and we use judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts may indicate that an asset has become impaired. Our analysis in the first quarter of fiscal 2008 did not indicate any impairment. We continue to monitor events, circumstances or changes in the business that might imply a reduction in value and might lead to impairment.

     Trade Promotions and Advertising. We routinely commit to one-time or on-going trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience with trade spending patterns and that of the industry, current trends and forecasted data. While we believe our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations.

     Advertising costs include printed materials, participation in industry conventions and shows and market research. Advertising costs for print media are expensed when the advertising occurs. All other advertising costs are expensed when incurred. All advertising costs are part of selling, general and administrative expenses.

     We have accrued liabilities at the end of each period for the estimated trade spending and advertising programs. We recorded liabilities of $2,126,000 and $2,395,000 for trade promotions and advertising at July 31, 2008 and 2007, respectively.

     Stock-Based Compensation. On August 1, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123-R”). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123-R requires the determination of the fair value of stock-based compensation at the grant date and the recognition in the financial statements of the related compensation expense over the appropriate vesting period. Under SFAS 123-R, we now recognize expense for stock options and restricted stock issued under our long term incentive plans. We adopted SFAS 123-R using a modified prospective application. Accordingly, prior period amounts have not been restated.

     The fair value of stock-based compensation was estimated on the grant date using the Black-Scholes Option Pricing Method and is recognized as expense over the appropriate vesting period. This method requires management to make certain estimates, including estimating the expected term of stock options, expected volatility of our stock and expected dividends. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on our Consolidated Financial Statements. We recognized share-based compensation expense of $669,000 in fiscal 2008 and $790,000 in fiscal 2007, net of related tax effect. These amounts include expense related to stock option grants and amortization of restricted stock.

     Pension and Postretirement Benefit Costs. We calculate our pension and postretirement benefit obligations and the related effects on results of operations using actuarial models. To measure the expense and obligations, we must make a variety of estimates including two critical assumptions for the discount rate used to value certain liabilities and the expected return on plan assets set aside to fund these costs. We evaluate these critical assumptions at least annually. Other assumptions involving demographic factors, such as retirement age, mortality and turnover, are evaluated periodically and are updated to reflect actual experience. As these assumptions change from period to period, recorded pension and postretirement benefit amounts and funding requirements could also change. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

     The discount rate is the rate assumed to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the pension benefits when due. The discount rate is subject to change each year. We refer to an applicable index and the expected duration of the benefit payments to select a discount rate at which we believe the benefits could be effectively settled. The discount rate for fiscal 2008 is the single equivalent rate that would yield the same present value as the plan’s expected cashflows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve is the Citigroup Pension Liability Index. In fiscal 2007 and 2006, the discount rate assumption was a benchmark rate based on the Citigroup Pension Liability Index. Our determination of pension expense or income is based on a market-related valuation of plan assets, which is the fair market value. Our expected rate of return on plan assets is determined based on asset allocations and historical experience. The expected long-term rate of inflation and risk premiums for the various asset categories are based on general historical returns and inflation rates. The target allocation of assets is used to develop a composite rate of return assumption.

     As of July 31, 2007, we adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 require the funded status of our defined pension and postretirement health benefit plans to be recognized on the balance sheet. In addition, changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost are recognized within other comprehensive income, net of income tax. See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the adoption of SFAS 158.

     Income Taxes. Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

     We determine our current and deferred taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The tax effect of the reversal of tax differences is recorded at rates currently enacted for each jurisdiction in which we operate. To the extent that temporary differences will result in future tax benefit, we must estimate the timing of their reversal and whether taxable operating income in future periods will be sufficient to fully recognize any deferred tax assets. We maintain valuation allowances where it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the income tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings and other factors that could effect the realization of deferred tax assets. We recorded valuation allowances for income taxes of $2,462,000 and $1,900,000 at July 31, 2008 and 2007, respectively. The fiscal 2008 valuation allowance increased due to higher alternative minimum tax credit carryforwards, since it is considered more likely than not that the benefit of these credits will not be realized. See Note 5 of the Notes of the Consolidated Financial Statement for further discussion.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The Statement also establishes presentation and disclosure requirements relating to items measured at fair value. The provisions of this Statement are to be applied prospectively. We adopted this Statement as of August 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, SFAS No. 157 was amended by FASB Staff Positions (“FSP”) SFAS No. 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP SFAS 157-1”) and by FSP SFAS No. 157-2 Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-1 amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. FSP SFAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the provisions of these Statements as of August 1, 2008. The adoption of these pronouncements did not have a material impact on our consolidated financial statements.

     In June 2007, the EITF reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classified nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 will be applied prospectively for tax benefits on dividends declared in our fiscal year beginning August 1, 2008. We believe the adoption of EITF 06-11 will not have a material impact on our consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133 (“SFAS 161”). This Statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt this Statement as of February 1, 2009, the beginning of our third quarter of our fiscal year ending July 31, 2009. We are currently evaluating the impact this Statement will have on our consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires the noncontrolling interest to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt this Statement as of August 1, 2009. We are currently evaluating the impact this Statement will have on our consolidated financial statements.

     In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1). This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Earlier adoption is prohibited. We will adopt this FSP as of August 1, 2009. We are currently evaluating the impact FSP EITF 03-6-1 will have on our consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We had two interest rate swap agreements outstanding as of July 31, 2008. We believe that the market risk arising from holdings of our financial instruments is not material.

     We are exposed to foreign currency fluctuation risk, primarily U.S. Dollar/British Pound, U.S. Dollar/Euro and U.S. Dollar/Canadian Dollar, as it relates to certain accounts receivables and our foreign operations. Foreign currency denominated accounts receivable is a small fraction of our consolidated accounts receivable. We are also subject to translation exposure of our foreign subsidiaries’ financial statements. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated sales or net income. We do not enter into any hedge contracts in an attempt to offset any adverse effect of changes in currency exchange rates. We believe that the foreign currency fluctuation risk is immaterial to the consolidated financial statements.

     We are exposed to regulatory risk in the fluids purification, agricultural and animal health markets, principally as a result of the risk of increasing regulation of the food chain in the United States and Europe. We actively monitor developments in this area, both directly and through trade organizations of which we are a member.

     We are exposed to commodity price risk with respect to fuel. We plan to contract for approximately half of our anticipated fuel needs for fiscal 2009 using forward purchase contracts to mitigate the volatility of our kiln fuel prices. We will also consider purchasing contracts for a portion of our fuel requirements for future years. All contracts are related to the normal course of business and no contracts are entered into for speculative purposes. As of July 31, 2008, we have purchased natural gas contracts representing approximately 30% of our planned kiln fuel needs for fiscal 2009. We estimate the weighted average cost of these natural gas contracts in fiscal 2009 to be approximately 42% higher than the contracts in fiscal 2008; however, this average will change as we continue to buy natural gas contracts in accordance with our forward purchase program.

     The following table provides information about our natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2009. The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on September 30, 2008.

Commodity Price Sensitivity
Natural Gas Future Contracts
For the Year Ending July 31, 2009
	Expected 2009	Fair Value
	Maturity
Natural Gas Future Volumes (MMBtu)	720,000

Weighted Average Price (Per MMBtu)	$12.34

Contract Amount ($ U.S., in thousands)	$8,883	$5,771

     Factors that could influence the fair value of the natural gas contracts, include, but are not limited to, the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, and the general demand for natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world. Some of these same events have allowed us to mitigate the impact of the natural gas contracts by the continued, and in some cases expanded, use of recycled oil in our manufacturing processes. Accurate estimates of the impact that these contracts may have on our fiscal 2009 financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.

     Please also see Item 1A above, “Risk Factors,” for a discussion of these and other risks and uncertainties we face in our business.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	July 31,
	2008	2007
	(in thousands of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$6,848	$12,133
Investment in treasury securities	20,916	17,894
Accounts receivable, less allowance of $614 and $569
in 2008 and 2007, respectively	31,383	27,933
Inventories	17,744	15,237
Deferred income taxes	890	788
Prepaid expenses and other assets	4,870	4,315
Total Current Assets	82,651	78,300

Property, Plant and Equipment, at Cost
Buildings and leasehold improvements	23,801	23,426
Machinery and equipment	101,954	99,240
Office furniture and equipment	8,413	9,231
Vehicles	7,850	6,933
	142,018	138,830
Less accumulated depreciation and amortization	(104,494)	(100,033)
	37,524	38,797
Construction in progress	2,650	1,509
Land	11,266	11,139
Total Property, Plant and Equipment, Net	51,440	51,445

Other Assets
Goodwill	5,162	5,162
Trademarks and patents (Net of accumulated amortization
of $349 and $327 in 2008 and 2007, respectively)	733	817
Debt issuance costs (Net of accumulated amortization
of $525 and $450 in 2008 and 2007, respectively)	338	413
Licensing and non-compete agreements (Net of accumulated amortization
of $2,987 and $2,757 in 2008 and 2007, respectively)	1,752	682
Deferred income taxes	2,048	1,618
Other	4,864	3,650
Total Other Assets	14,897	12,342
Total Assets	$148,988	$142,087

The accompanying notes are an integral part of the consolidated financial statements.

	July 31,
	2008	2007
	(in thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of notes payable	$5,580	$4,080
Accounts payable	7,491	6,181
Dividends payable	919	833
Accrued expenses
Salaries, wages and commissions	5,578	7,052
Trade promotions and advertising	2,126	2,395
Freight	2,345	1,305
Other	6,062	5,559
Total Current Liabilities	30,101	27,405

Noncurrent Liabilities
Notes payable	21,500	27,080
Deferred compensation	5,498	4,756
Other	4,263	2,604
Total Noncurrent Liabilities	31,261	34,440
Total Liabilities	61,362	61,845

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,392,475
shares in 2008 and 7,270,167 in 2007	739	727
Class B Stock, par value $.10 per share, issued 2,239,538
shares in 2008 and 2,234,538 in 2007	224	223
Additional paid-in capital	22,218	20,150
Restricted unearned stock compensation	(674)	(991)
Retained earnings	105,966	100,503
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	68	59
Pension and postretirement benefits	(121)	857
Cumulative translation adjustment	612	507
	129,032	122,035
Less treasury stock, at cost (2,261,942 Common and
324,741 Class B shares at July 31, 2008 and 2,286,226
Common and 324,741 Class B shares at July 31, 2007)	(41,406)	(41,793)
Total Stockholders’ Equity	87,626	80,242
Total Liabilities and Stockholders' Equity	$148,988	$142,087

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2008	2007	2006
	(in thousands, except for per share data)

Net Sales	$232,359	$212,117	$205,210
Cost of Sales	(186,289)	(166,417)	(167,136)
Gross Profit	46,070	45,700	38,074
Gain on Sale of Long-Lived Assets	--	--	415
Selling, General and Administrative Expenses	(33,340)	(35,163)	(29,735)
Income from Operations	12,730	10,537	8,754
Other Income (Expense)
Interest income	1,070	1,415	1,106
Interest expense	(2,189)	(2,389)	(2,255)
Foreign exchange gains (losses)	165	(23)	(95)
Other, net	399	905	386
Total Other Expense, Net	(555)	(92)	(858)
Income Before Income Taxes	12,175	10,445	7,896
Income Taxes	(3,136)	(2,785)	(2,637)
Net Income	$9,039	$7,660	$5,259

Net Income Per Share
Basic Common	$1.38	$1.22	$0.83
Basic Class B Common	$1.11	$0.90	$0.61
Diluted	$1.25	$1.09	$0.73

Average Shares Outstanding
Basic Common	5,068	4,902	5,005
Basic Class B Common	1,854	1,834	1,822
Diluted	7,215	7,028	7,219

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
	Number of Shares		$ Amounts ( in thousands)

						Restricted		Accumulated
	Common		Common	Additional		Unearned		Other	Total
	& Class B	Treasury	& Class B	Paid-In	Retained	Stock	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Stock	Capital	Earnings	Compensation	Stock	Income/(Loss)	Equity
Balance, July 31, 2005	9,133,157	(2,295,591)	$913	$13,735	$94,891	$(75)	$(35,366)	$(244)	$73,854

Net Income			--	--	5,259	--	--	--	5,259
Cumulative Translation Adjustments			--	--	--	--	--	461	461
Unrealized gain on marketable Securities			--	--	--	--	--	8	8
Total Comprehensive Income									5,728
Dividends Declared			--	--	(2,598)	--	--	--	(2,598)
Purchases of Treasury Stock		(382,045)	--	--	--	--	(7,811)	--	(7,811)
Issuance of Stock Under Long-
Term Incentive Plans	259,545	48,792	26	3,517	(162)	(1,386)	1,095	--	3,090
Share-based Compensation			--	820	--	--	--	--	820
Amortization of Restricted Stock			--	--	--	153	--	--	153
Balance, July 31, 2006	9,392,702	(2,628,844)	$939	$18,072	$97,390	$(1,308)	$(42,082)	$225	$73,236
Net Income			--	--	7,660	--	--	--	7,660
Cumulative Translation Adjustments			--	--	--	--	--	328	328
Unrealized gain on marketable Securities			--	--	--	--	--	13	13
Adoption of FAS 158 (see Note 8)			--	--	--	--	--	857	857
Total Comprehensive Income									8,858
Dividends Declared			--	--	(3,117)	--	--	--	(3,117)
Adoption of EITF 04-06 (see Note 1)			--	--	(1,235)	--	--	--	(1,235)
Purchases of Treasury Stock		(873)	--	--	--	--	(16)	--	(16)
Issuance of Stock Under Long-
Term Incentive Plans	112,003	18,750	11	992	(195)	--	305	--	1,113
Share-based Compensation			--	1,086	--	--	--	--	1,086
Amortization of Restricted Stock			--	--	--	317	--	--	317
Balance, July 31, 2007	9,504,705	(2,610,967)	$950	$20,150	$100,503	$(991)	$(41,793)	$1,423	$80,242
Net Income					9,039				9,039
Cumulative Translation Adjustments								105	105
Unrealized gain on marketable Securities			--	--	--	--	--	9	9
Unrecognized actuarial gain/loss,
prior service cost and transition liability			--	--	--	--	--	(978)	(978)
Total Comprehensive Income									8,175
Dividends Declared			--	--	(3,463)	--	--	--	(3,463)
Purchases of Treasury Stock		(1,114)	--	--	--	--	(20)	--	(20)
Issuance of Stock Under Long-
Term Incentive Plans	127,308	25,398	13	1,171	(113)	--	407	--	1,478
Share-based Compensation			--	897	--	--	--	--	897
Amortization of Restricted Stock			--	--	--	317	--	--	317
Balance, July 31, 2008	9,632,013	(2,586,683)	$963	$22,218	$105,966	$(674)	$(41,406)	$559	$87,626

The accompanying statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2008	2007	2006
	(in thousands of dollars)
Cash Flows from Operating Activities
Net Income	$9,039	$7,660	$5,259
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	7,455	7,498	7,212
Amortization of investment discounts	(692)	(879)	(600)
Non-cash stock compensation expense	902	1,078	451
Excess tax benefits for share-based payments	(313)	(325)	(516)
Deferred income taxes	(347)	761	192
Provision for bad debts	88	323	127
Loss (Gain) on the sale of property, plant and equipment	221	525	(309)
(Increase) decrease in:
Accounts receivable	(3,538)	(2,141)	(2,631)
Inventories	(2,507)	460	(3,011)
Prepaid overburden removal expense	--	--	(316)
Prepaid expenses	(555)	312	(280)
Other assets	(1,026)	821	345
Increase (decrease) in:
Accounts payable	1,438	(934)	2,759
Accrued expenses	(200)	1,628	1,016
Deferred compensation	742	663	443
Other liabilities	634	(599)	494
Total Adjustments	2,302	9,191	5,376
Net Cash Provided by Operating Activities	11,341	16,851	10,635

Cash Flows from Investing Activities
Capital expenditures	(7,302)	(7,757)	(10,827)
Purchase of strategic intangible assets	(1,300)	--	--
Proceeds from sale of property, plant and equipment	43	57	1,006
Purchases of investments in debt securities	--	--	(3,287)
Maturities of investments in debt securities	--	--	3,679
Purchases of investment in treasury securities	(95,831)	(55,217)	(65,336)
Dispositions of investment in treasury securities	93,500	57,450	59,786
Net Cash Used in Investing Activities	(10,890)	(5,467)	(14,979)

Cash Flows from Financing Activities
Principal payments on long-term debt	(4,080)	(4,080)	(3,080)
Proceeds from issuance of long-term debt	--	--	15,000
Dividends paid	(3,377)	(3,038)	(2,403)
Purchase of treasury stock	(20)	(16)	(7,811)
Proceeds from issuance of treasury stock	293	111	631
Proceeds from issuance of common stock	1,184	1,003	2,460
Excess tax benefits for share-based payments	313	325	516
Other, net	21	149	247
Net Cash (Used in) Provided by Financing Activities	(5,666)	(5,546)	5,560
Effect of exchange rate changes on cash and cash equivalents	(70)	(312)	(554)
Net (Decrease) Increase in Cash and Cash Equivalents	(5,285)	5,526	662
Cash and Cash Equivalents, Beginning of Year	12,133	6,607	5,945
Cash and Cash Equivalents, End of Year	$6,848	$12,133	$6,607

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

STOCK SPLIT EFFECTED BY A STOCK DIVIDEND

     Our Board declared a stock dividend on June 6, 2006, during our fiscal year 2006. The stock dividend was paid in fiscal 2007 on September 8, 2006, to stockholders of record at the close of business on August 4, 2006. Accordingly, shares outstanding, income (loss) per share, dividends per share, Common Stock price ranges and balance sheet values for all years presented reflect the five-for-four stock split effected by a stock dividend of one-quarter share for each outstanding share of Common Stock and Class B Stock and the adjustment to aggregate par value has been made.

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

TRADE RECEIVABLES

     We recognize trade receivables when the risk of loss and title pass to the customer consistent with our Revenue Recognition policy. We provide for an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts and analysis of specific accounts. A customer is determined to be uncollectible when we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We retain outside collection agencies to facilitate our collection efforts. Past due status is determined based on contractual terms and customer payment history.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

     We value inventories at the lower of cost (first-in, first-out) or market. We recorded inventory obsolescence reserves of approximately $138,000 and $199,000 for the fiscal years ended July 31, 2008 and 2007, respectively. The composition of inventories as of July 31, 2008 and 2007 are as follows:

	2008	2007
	(in thousands)
Finished goods	$10,076	$9,012
Packaging	3,798	3,118
Other	3,870	3,107
	$17,744	$15,237

TRANSLATION OF FOREIGN CURRENCIES

     Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

INTANGIBLES AND GOODWILL

     We amortize intangibles on a straight-line basis over periods ranging from seven to twenty years. We periodically review intangibles and goodwill to assess recoverability from projected discounted cash flows of the related operating entities. Our review is based on discounted cash flow and other approaches that require significant judgment with respect to volume, revenue, expense growth rates and the selection of an appropriate discount rate. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the first quarter of the fiscal year and we use judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts may indicate that an asset has become impaired.

PREPAID OVERBURDEN REMOVAL AND MINING COSTS

     We mine sorbent materials on property that we either own or lease as part of our overall operations. A significant part of our overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of our production processes.

     As of August 1, 2006, we adopted EITF Issue No. 04-06, Accounting for Stripping Costs Incurred during Production in the Mining Industry (“EITF 04-06”), which changed our reporting of post-production stripping costs. Beginning in the first quarter of fiscal year 2007, production costs were treated as a variable inventory production cost and were included in cost of sales in the period they were incurred. We had $1,686,000 of prepaid expense recorded on our consolidated balance sheet as of July 31, 2006. In accordance with the transition guidance provided by this new pronouncement, on August 1, 2006, we wrote off the balance of our prepaid overburden removal expense account to opening retained earnings, with no charge to current earnings. The results for prior periods have not been restated. The cumulative effect adjustment reduced opening retained earnings by $1,235,000, eliminated the $1,686,000 balance of the prepaid overburden removal expense account and adjusted our tax accounts by $451,000.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     We recorded stripping costs of approximately $1,719,000 and $1,293,000 in fiscal years 2008 and 2007, respectively, under EITF 04-06. In fiscal 2006 we amortized to current expense approximately $2,134,000 of previously recorded prepaid expense.

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

RECLAMATION

     We perform on-going reclamation activities during the normal course of our overburden removal activities. As overburden is removed from a pit, it is hauled to previously mined pits and used to refill older sites. This process allows us to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing the liability for the reclamation function.

     On an annual basis we evaluate our potential reclamation liability in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and with FASB Interpretation No. 47 (as amended), Accounting for Conditional Asset Retirement Obligations. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge, once again over the estimated useful lives of the mines.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment expenditures are generally depreciated using the straight-line method over their estimated useful lives which are listed below. Major improvements and betterments are capitalized while maintenance and repairs that do not extend the useful life of the applicable assets are expensed as incurred.

Years
Buildings and leasehold improvements	5-30
Machinery and equipment	2-20
Office furniture, computers and equipment	2-10
Vehicles	2-8

     Property, plant and equipment are reviewed periodically for possible impairment on an annual basis. We review for idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value.

TRADE PROMOTIONS

     We routinely commit to one-time or on-going trade promotion programs in our Retail and Wholesale Products Group. All such costs are netted against sales. We have accrued liabilities at the end of each period for the estimated expenses incurred, but not paid for these programs. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. We use judgment for estimates to determine our trade spending liabilities. We rely on our historical experience with trade spending patterns and that of the industry, current trends and forecasted data.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents, investment securities and notes payable. These instruments, except for notes payable and investments in U.S. Treasury securities, were carried at amounts approximating fair value as of July 31, 2008 and 2007. The fair value of notes payable was estimated based on future cash flows discounted at current interest rates available to us for debt with similar maturities and characteristics. The fair value of notes payable was more than its carrying value by approximately $418,000 as of July 31, 2008 and was less than its carrying value by approximately $405,000 as of July 31, 2007.

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

SHIPPING AND HANDLING COSTS

     Shipping and handling costs are included in cost of sales and were $42,567,000, $33,830,000, and $33,011,000 for the years ended July 31, 2008, 2007 and 2006, respectively.

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

RESEARCH AND DEVELOPMENT

     Research and development costs of $2,497,000, $2,154,000, and $1,809,000 were charged to expense as incurred for the years ended July 31, 2008, 2007 and 2006, respectively.

ADVERTISING COSTS

     Advertising costs include printed materials, participation in industry conventions and shows and market research. Advertising costs for print media are expensed when the advertising occurs. All other advertising costs are expensed when incurred. All advertising costs are part of selling, general and administrative expenses. Advertising expenses were $1,054,000, $1,473,000, and $1,273,000 for the years ended July 31, 2008, 2007 and 2006, respectively.

PENSION AND POSTRETIREMENT BENEFIT COSTS

     We provide a defined benefit pension plan for eligible salaried and hourly employees. We also provide a postretirement health benefit plan to domestic salaried employees who qualify under the plan’s provisions. Our pension and postretirement health benefit plans are accounted for using actuarial valuations required by SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

     As of July 31, 2007, we adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 require the funded status of our defined pension and postretirement health benefit plans to be recognized on the balance sheet. In addition, changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost are recognized within other comprehensive income, net of income tax. See Note 8 for additional information regarding the adoption of SFAS 158.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

     On August 1, 2005, we began accounting for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123-R”). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123-R requires the determination of the fair value of stock-based compensation at the grant date and the recognition in the financial statements of the related compensation expense over the appropriate vesting period. Under SFAS 123-R, we now recognize expense for stock options and restricted stock issued under our long term incentive plans. We adopted SFAS 123-R using a modified prospective application. Accordingly, prior period amounts have not been restated.

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

     U.S. income tax expense and foreign withholding taxes are provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. Where unremitted foreign earnings are indefinitely reinvested, no provision for federal or state tax expense is recorded. When circumstances change and we determine that some or all of the undistributed earnings will be remitted in the foreseeable future, a corresponding expense is accrued in the current period.

     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as of August 1, 2007. There were no material adjustments associated with the implementation of FIN 48. As of August 1, 2007, unrecognized tax benefits and accrued interest and penalties were not material. We recognize interest and penalties accrued related to uncertain tax positions in income tax (benefit) expense.

     We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Our federal income tax returns for the fiscal years ending July 31, 2005 through July 31, 2007 remain open for future examination. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are no material open or unsettled federal, state, local or foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years. On the basis of present information, we do not anticipate the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statue of limitations in the next twelve months.

NEW ACCOUNTING STANDARDS

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The Statement also establishes presentation and disclosure requirements relating to items measured at fair value. The provisions of this Statement are to be applied prospectively. We adopted this Statement as of August 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, SFAS No. 157 was amended by FASB Staff Positions (“FSP”) SFAS No. 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP SFAS 157-1”) and by FSP SFAS No. 157-2 Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-1 amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. FSP SFAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the provisions of these Statements as of August 1, 2008. The adoption of these pronouncements did not have a material impact on our consolidated financial statements.

     In June 2007, the EITF reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classified nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 will be applied prospectively for tax benefits on dividends declared in our fiscal year beginning August 1, 2008. We believe the adoption of EITF 06-11 will not have a material impact on our consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133 (“SFAS 161”). This Statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt this Statement as of February 1, 2009, the beginning of our third quarter of our fiscal year ending July 31, 2009. We are currently evaluating the impact this Statement will have on our consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires the noncontrolling interest to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt this Statement as of August 1, 2009. We are currently evaluating the impact this Statement will have on our consolidated financial statements.

     In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1). This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Earlier adoption is prohibited. We will adopt this FSP as of August 1, 2009. We are currently evaluating the impact FSP EITF 03-6-1 will have on our consolidated financial statements.

NOTE 2 – SPECIAL CHARGES, FEES AND CHANGES IN ACCOUNTING ESTIMATES

COST OF SALES

     During fiscal 2008, we recorded an $831,000 pre-tax reduction to our cost of sales from the sale to an unaffiliated third party of emission reduction credits we held in the State of California. We do not need these credits to operate our California mining and manufacturing facility.

NOTE 2 – SPECIAL CHARGES, FEES AND CHANGES IN ACCOUNTING ESTIMATES (CONTINUED)

GAIN ON SALE OF LONG-LIVED ASSETS

     During fiscal 2006, we recorded a $415,000 pre-tax gain in other income (expense) from the sale of certain water rights in Nevada. These water rights were geographically located in an area that we were not actively planning to develop.

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

     We do not rely on any segment asset allocations and do not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations as follows:

	July 31,
	Assets
	2008	2007	2006
	(in thousands)
Business to Business Products	$38,026	$35,298	$36,358
Retail and Wholesale Products	66,838	61,992	59,836
Unallocated Assets	44,124	44,797	43,353
Total Assets	$148,988	$142,087	$139,547

	Year Ended July 31
	Net Sales			Income
	2008	2007	2006	2008	2007	2006
	(in thousands)
Business to Business Products	$75,048	$69,612	$70,349	$15,782	$13,302	$14,181
Retail and Wholesale Products	157,311	142,505	134,861	14,973	16,162	8,486
Total Sales/Operating Income	$232,359	$212,117	$205,210	30,755	29,464	22,667
Gain on Sale of Long-Lived Assets[1]				--	--	415
Less:
Corporate Expenses				17,461	18,045	14,037
Interest Expense, Net of Interest Income				1,119	974	1,149
Income before Income Taxes				12,175	10,445	7,896
Income Taxes Provision				(3,136)	(2,785)	(2,637)
Net Income				$9,039	$7,660	$5,259

1 See Note 2 for a discussion of the gain on the sale of long-lived assets

NOTE 3 – OPERATING SEGMENTS (CONTINUED)

     The following is a summary of financial information by geographic region for the years ended July 31:

	2008	2007	2006
	(in thousands)
Sales to unaffiliated customers:
Domestic	$214,772	$195,160	$188,823
Foreign subsidiaries	$17,587	$16,957	$16,387
Sales or transfers between geographic areas:
Domestic	$7,050	$6,719	$7,224
Income before income taxes:
Domestic	$10,939	$9,620	$7,478
Foreign subsidiaries	$1,236	$825	$418
Net Income:
Domestic	$8,154	$7,330	$4,992
Foreign subsidiaries	$885	$330	$267
Identifiable assets:
Domestic	$138,156	$132,312	$130,143
Foreign subsidiaries	$10,832	$9,775	$9,404

     Our largest customer accounted for the following percentage of consolidated net sales and net accounts receivable:

	2008	2007	2006
Net sales for the years ended July 31	25%	23%	19%
Net accounts receivable as of July 31	33%	36%	27%

NOTE 4 – NOTES PAYABLE

     The composition of notes payable at July 31 is as follows:

	2008	2007
	(in thousands)
Town of Blue Mountain, Mississippi
Principal payable on October 1, 2008. Interest payable monthly at a variable interest rate reset weekly based on market conditions for similar instruments. The average annual rate was 3.03% and 3.83%
in fiscal 2008 and 2007, respectively. Payment of these bonds by the
Company is guaranteed by a letter of credit issued by
Harris Trust and Savings Bank	$2,500	$2,500

Prudential Financial
Payable in annual principal installments on April 15:
$1,500,000 in fiscal 2009; $3,000,000 in fiscal 2010;
$2,000,000 in fiscal 2011; and $1,500,000 in fiscal 2012 and
2013. Interest is payable semiannually at an annual rate of 6.55%	9,500	13,500

The Prudential Insurance Company of America and Prudential
Retirement Insurance and Annuity Company
Payable in annual principal installments on October 15:
$1,500,000 in fiscal 2009; $200,000 in fiscal 2010;
$1,500,000 in fiscal 2011; $2,100,000 in fiscal 2012;
$2,300,000 in fiscal 2013; $3,500,000 in fiscal 2014;
$3,500,000 in fiscal 2015; $400,000 in fiscal 2016.
Interest is payable semiannually at an annual rate
of 5.89%	15,000	15,000

Other	80	160

	$27,080	$31,160

Less current maturities of notes payable	(5,580)	(4,080)

	$21,500	$27,080

     We sold at face value $15,000,000 in senior promissory notes to The Prudential Insurance Company of America and to Prudential Retirement Insurance and Annuity Company pursuant to a Note Agreement dated December 16, 2005. The notes bear interest at 5.89% per annum and mature on October 15, 2015. The proceeds of the sale may be used to fund future principal payments on debt, acquisitions, stock repurchases, and capital expenditures and for working capital purposes. The Note Agreement contains certain covenants that restrict our ability to, among other things, incur additional indebtedness, dispose of assets and merge or consolidate. The Note Agreement also requires a minimum fixed coverage ratio and a minimum consolidated net worth to be maintained.

     On January 27, 2006, we entered into an unsecured revolving credit agreement with Harris N.A. that is effective until January 27, 2009. The credit agreement provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed to with Harris N.A. At July 31, 2008, the variable rates would have been 5.0% for the Harris’ prime rate or 3.8% for the LIBOR-based rate. At July 31, 2007, the variable rates would have been 8.3% for the Harris’ prime rate or 5.9% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires a minimum fixed coverage ratio and a minimum consolidated net worth to be maintained. As of July 31, 2008, $15,000,000 was available under this credit facility and there were no outstanding borrowings.

NOTE 4 – NOTES PAYABLE (CONTINUED)

     On July 12, 2006, Favorite Products Company, Ltd., a wholly-owned subsidiary, entered into a credit agreement with the National Bank of Canada that is effective until July 31, 2011. The agreement provides up to $900,000 (Canadian dollars) in committed unsecured revolving credit loans. The interest rate on any outstanding borrowings would be based on the Canadian prime rate. The agreement also contains restrictive covenants that require Favorite Products to maintain a minimum working capital ratio and a maximum debt to equity ratio. As of July 31, 2008, there were no outstanding borrowings against this agreement.

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

     In prior years, the Town of Blue Mountain, Mississippi issued long-term bonds to finance the purchase of substantially all of the assets of certain plant expansion projects, and leased the projects to us and various of our subsidiaries (with the Company and various of its wholly-owned subsidiaries as guarantors) at rentals sufficient to pay the debt service on the bonds. We repaid this debt in full on October 1, 2008.

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

     We were in compliance with all restrictive covenants and limitations at July 31, 2008.

     The following is a schedule by year of future maturities of notes payable as of July 31, 2008:

(in thousands)
2009	$5,580
2010	3,200
2011	3,500
2012	3,600
Later years	11,200
$27,080

NOTE 5 – INCOME TAXES

     The provision (benefit) for income tax expense consists of the following:

	2008	2007	2006
	(in thousands)
Current
Federal	$2,349	$1,873	$2,148
Foreign	327	329	68
State	415	432	360
	3,091	2,634	2,576
Deferred
Federal	17	123	(57)
Foreign	23	11	82
State	5	17	36
	45	151	61
Total Income Tax Provision	$3,136	$2,785	$2,637

     Principal reasons for variations between the statutory federal rate and the effective rates for the years ended July 31 were as follows:

	2008	2007	2006
U.S. federal income tax rate	34.0%	34.0%	34.0%
Depletion deductions allowed for mining	(10.6)	(10.3)	(13.6)
State income tax expense, net of
federal tax expense	2.3	2.8	3.3
AMT	--	--	1.1
Difference in effective tax rate of foreign subsidiaries	--	0.6	0.1
Empowerment zone credits	(0.9)	(0.9)	(0.5)
Remitted foreign earnings	--	--	6.6
Other	1.0	0.5	2.4
	25.8%	26.7%	33.4%

     The Consolidated Balance Sheets as of July 31 included the following tax effects of cumulative temporary differences:

	2008		2007
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Depreciation	$--	$1,924	$--	$1,391
Deferred compensation	2,237	--	1,962	--
Postretirement benefits	906	--	420	--
Allowance for doubtful accounts	274	--	293	--
Other assets	169	--	319	--
Accrued expenses	570	--	433	--
Tax credits	3,231	--	2,654	--
Amortization	--	116	--	77
Inventories	46	--	62	--
Depletion	--	625	--	654
Stock compensation expense	610	--	427	--
Reclamation and other	141	--	--	--
Other assets – foreign	--	119	--	142
	8,184	2,784	6,570	2,264
Valuation allowance	(2,462)	--	(1,900)	--
Total deferred taxes	$5,722	$2,784	$4,670	$2,264

NOTE 5 – INCOME TAXES (CONTINUED)

     As of July 31, 2008, for federal income tax purposes there were alternative minimum tax credit carryforwards of approximately $2,938,000. A valuation allowance has been established for $2,462,000 of the deferred tax benefit related to the AMT tax credits since it is more likely than not that the benefit will not be realized. The alternative minimum tax credit carryforwards can be carried forward indefinitely or until utilized.

     Historically, no provision had been made for possible income taxes which may be paid on the distribution of untaxed earnings of foreign subsidiaries of approximately $5,211,000, $4,360,000 and $3,700,000 as of July 31, 2008, 2007 and 2006, respectively. No provision was required as substantially all such amounts were intended to be indefinitely invested in the subsidiaries or to be handled in such a way that no additional income taxes would be incurred when such earnings are distributed.

NOTE 6 – STOCKHOLDERS’ EQUITY

     Our authorized capital stock at July 31, 2008 and 2007 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share. There are no Class A shares currently outstanding.

     Our Board declared a stock dividend on June 6, 2006, during our fiscal year 2006. The stock dividend was paid in fiscal 2007, on September 8, 2006, to stockholders of record at the close of business on August 4, 2006. Accordingly, shares outstanding, income (loss) per share, dividends per share, Common Stock price ranges and balance sheet values for all years presented have been restated to reflect the five-for-four stock split effected by a stock dividend of one-quarter share for each outstanding share of Common Stock and Class B Stock and the adjustment to aggregate par value has been made.

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

     Our Board of Directors has authorized in the aggregate the repurchase of 2,916,771 shares of the Company stock. As of July 31, 2008, 2,160,045 shares of Common Stock and 342,241 shares of Class B Stock have been repurchased under the Board approved repurchase authorizations and 146,545 shares of Common Stock by other transactions authorized by management prior to the adoption of the Board’s repurchase authorizations. The number of shares to be repurchased under Board authorizations is not affected by the stock split described above; therefore, the number of shares has not been restated.

NOTE 7 – STOCK-BASED COMPENSATION

     On August 1, 2005, the beginning of our fiscal year 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123-R”). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123-R requires the determination of the fair value of stock-based compensation at the grant date and the recognition in the financial statements of the related compensation expense over the appropriate vesting period. Under SFAS 123-R, we now recognize expense for stock options and restricted stock issued under our long term incentive plans. We adopted SFAS 123-R using a modified prospective application. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption. Accordingly, prior period amounts have not been restated.

     SFAS 123-R requires that stock-based compensation be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service to the company. Certain employees are eligible for accelerated vesting in accordance with the terms of our plans if they retire with 17 years of continuous service and are at least 55 years old and their age plus years of service equals 80. Any unamortized expense is recognized immediately when the employee meets these criteria.

STOCK OPTIONS

     Our 1995 Long Term Incentive Plan (“1995 Plan”) provided for grants of both incentive and non-qualified stock options at an option price per share of 100% of the fair market value of our Class A Common Stock or, if no Class A Common Stock is outstanding, our Common Stock (“Stock”) on the date of grant. Stock options were generally granted with a five-year vesting period and a 10-year term. The stock options vest 25% two years after the grant date and 25% in each of the three following anniversaries of the grant date. The 1995 Plan expired for purposes of issuing new grants on August 5, 2005. All stock issued upon option exercises under this plan were from authorized but unissued stock. All restricted stock issued was from treasury stock.

     The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and non-employee directors are eligible to receive grants under the 2006 Plan. The total number of shares of Stock subject to grants under the 2006 Plan may not exceed 937,500. Option grants covering 25,000 shares have been issued to our outside directors with a vesting period of one year and option grants covering 32,500 shares have been issued to employees with vesting similar to the vesting described above under the 1995 Plan. 90,000 shares of restricted stock have been issued under the 2006 Plan.

     The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant. Our directors are considered employees under the provisions of FAS 123-R. Stock options have been granted to our directors for a 10-year term with a one year vesting period. There are 81,250 shares outstanding and no shares are available for future grants under this plan. All stock issued under the Directors’ Plan were from treasury stock.

NOTE 7 – STOCK-BASED COMPENSATION (CONTINUED)

EQUITY COMPENSATION PLAN INFORMATION AS OF JULY 31, 2008
Number of
securities
remaining
available for
	Number of		further issuance
	securities to be		under equity
	issued upon		compensation
	exercise of	Weighted-average	plans (excluding
	outstanding	exercise price of	securities reflected
	options	outstanding	in column (a))
	(in thousands)	options	(in thousands)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by
stockholders	543	$8.74	790
Equity compensation plans not approved by
stockholders Granted	81	$8.11	--

     A summary of option transactions under the plans is shown below. The number of shares transacted is shown subsequent to the five-for-four stock split effected by a stock dividend paid on September 8, 2006.

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at July 31, 2005	1,263	$8.48
Granted	37	$15.01
Exercised	(340)	$9.05		$2,100
Forfeited	(34)	$6.54
Options outstanding at July 31, 2006	926	$8.60	5.5	$6,800
Options vested at July 31, 2006	480	$8.27	4.1	$3,700
Options unvested at July 31, 2006	446	$8.96
Granted	20	$17.00
Exercised	(131)	$8.50		$1,114
Forfeited	(29)	$7.58
Options outstanding at July 31, 2007	786	$8.87	4.9	$6,147
Options vested at July 31, 2007	487	$8.79	4.2	$3,843
Options unvested at July 31, 2007	299	$8.99
Exercised	(152)	$9.70		$1,378
Forfeited	(10)	$9.33
Options outstanding at July 31, 2008	624	$8.66	4.4	$5,345
Options vested at July 31, 2008	429	$8.68	4.3	$3,661
Options unvested at July 31, 2008	195	$8.61

     The amount of cash received from the exercise of options during the fiscal year ended July 31, 2008, was approximately $2,854,000 and the related tax benefit was approximately $355,000. The amount of cash received from the exercise of options during the fiscal year ended July 31, 2007, was approximately $1,114,000 and the related tax benefit was approximately $323,000. The amount of cash received from the exercise of options during the fiscal year ended July 31, 2006, was approximately $3,100,000 and the related tax benefit was approximately $550,000.

NOTE 7 – STOCK-BASED COMPENSATION (CONTINUED)

OPTIONS OUTSTANDING AND EXERCISABLE
BY PRICE RANGE AS OF JULY 31, 2008

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Outstanding	Contractual Life	Average	Shares	Average
Exercise Prices	(in thousands)	(Years)	Exercise Price	(in thousands)	Exercise Price
$3.40 - $5.10	174	3.20	$4.92	74	$4.92
$5.11 - $6.80	78	3.26	$6.15	78	$6.15
$6.81 - $8.50	28	1.69	$7.10	28	$7.10
$8.51 - $10.20	200	4.74	$9.32	159	$9.29
$10.21 - $11.90	11	1.13	$11.65	11	$11.65
$11.90 - $13.60	69	6.21	$12.60	47	$12.73
$13.61 - $15.30	32	7.51	$14.77	26	$14.79
$15.31 - $17.00	32	8.05	$16.37	6	$15.37
$3.40 - $17.00	624	4.40	$8.66	429	$8.68

     A five-for-four stock split was declared by our Board on June 6, 2006, during our fiscal year 2006. In keeping with historical practices, we have adjusted the number of shares and the option prices to equitably adjust all outstanding stock options. Under FAS 123-R, the equitable adjustment of outstanding options to reflect a change in capitalization (such as a stock split) may require the recognition of incremental compensation expense if the adjustment is not determined to have been required by the actual terms of the equity incentive plan. The Director’s Plan and the 1995 Plan may be deemed to have been discretionary, rather than required by the actual terms of these plans. We recognized additional stock-based compensation expense of $399,000 in fiscal 2008 and $464,000 in fiscal 2007 relating to the modification. We will recognize approximately $93,000 expense in subsequent years.

     As of July 31, 2008, we had a total of approximately $348,000 in unamortized expense associated with all outstanding stock options, including the additional compensation expense resulting from the stock split. The weighted average period over which this expense is expected to be amortized is 1.2 years. As of July 31, 2007 and July 31, 2006, we had a total of approximately $938,000 and $1,700,000, respectively, in unamortized compensation expense. The weighted average period over which this expense was expected to be amortized was 1.6 years and 2.4 years at July 31, 2007 and July 31, 2006, respectively.

     The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The components of the table are weighted averages of the assumptions for each fiscal year. The assumptions are determined on the date of the grant and grants issued on a given date are valued as a group. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of a grant is determined by reference to the vesting schedule, past exercise behavior and comparison with other reporting companies. We use the dividend rate at the date of grant as the best estimate of future dividends. Expected volatility is determined by calculating the standard deviation of our stock price for the five years immediately prior to the grant date. This period of time closely resembles the expected term. All of the options currently outstanding have a term of 10 years. All stock options issued under our plans have been issued at the closing market price on the date of grant. There were no grants in fiscal 2008.

	2007	2006
Dividend Yields	2.8%	2.5%
Volatility	22.4%	23.5%
Risk-free Interest Rate	4.6%	4.9%
Expected Life (Years)	5.0	5.4
Weighted Average Fair Value	$3.47	$3.48
(restated for five-for-four stock dividend paid on September 8, 2006)

NOTE 7 – STOCK-BASED COMPENSATION (CONTINUED)

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

			Weighted
			Average
	Number of	Weighted	Remaining	Unamortized
	Shares	Average	Contractual	Expense
	(in	Grant Date	Term	(in
	thousands)	Fair Value	(Years)	thousands)
Unvested restricted stock outstanding at
July 31, 2005	6	$14.86
Granted	90	$15.40
Vested	(1)	$14.86
Unvested restricted stock outstanding at
July 31, 2006	95	$15.37	4.2	$1,308
Vested	(19)	$15.32
Unvested restricted stock outstanding at
July 31, 2007	76	$15.38	3.3	$991
Vested	(21)	$15.29
Unvested restricted stock outstanding
at July 31, 2008	55	$15.42	2.3	$674

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

401(K) SAVINGS PLAN

     We also maintain a 401(k) savings plan under which we match a portion of employee contributions. This plan is available to essentially all domestic employees following 30 or 60 days of employment. Our contributions to this plan, and to similar plans maintained by our foreign subsidiaries, were $660,000, $585,000 and $562,000 for fiscal years 2008, 2007 and 2006, respectively.

     As of July 31, 2007, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires us to a) record a liability when the accumulated benefit obligation exceeds the fair value of plan assets and b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. As a result of the adoption, we recorded approximately $857,000 as an increase to accumulated other comprehensive income at July 31, 2007. The Consolidated Financial Statements for fiscal 2008 and 2007 reflect the adoption of SFAS 158.

NOTE 8 – EMPLOYEE BENEFIT PLANS (CONTINUED)

     The net periodic pension and postretirement health benefit costs for the fiscal years ended July 31 consist of the following (in thousands):

	Pension Cost			Postretirement Health Benefit Cost
	2008	2007	2006	2008	2007	2006
Service cost	$783	$799	$786	$64	$65	$73
Interest cost on projected
benefit obligations	1,152	1,087	950	71	64	55

Expected return on plan assets	(1,385)	(1,202)	(942)	--	--	--
Amortization of:
Net transition (asset)
obligation	(25)	(27)	(27)	16	16	16
Prior service costs	49	49	50	--	--	--
Other actuarial (gain) loss	(15)	--	18	3	5	15
Adjustment	1	--	--	--	--	--
Net periodic benefit cost	$560	$706	$835	$154	$150	$159

     The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for fiscal years ending July 31 (in thousands):

			Postretirement Health
	Pension Benefits		Benefits
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$18,250	$17,604	$1,106	$1,129
Service cost	783	799	64	65
Interest cost	1,152	1,087	71	64
Actuarial (gain) loss	(28)	(935)	214	(38)
Benefits paid	(735)	(605)	(103)	(14)
Benefit obligation at end of year	$19,422	$18,250	$1,352	$1,106

Change in plan assets:
Fair value of plan assets, beginning of year	$17,648	$15,352	$--	$--
Actual return on plan assets	(34)	2,121	--	--
Employer contribution	827	780	103	14
Benefits paid	(735)	(605)	(103)	(14)
Fair value of plan assets at end of year	$17,706	$17,648	$--	$--

NOTE 8 – EMPLOYEE BENEFIT PLANS (CONTINUED)

     The following table shows amounts recognized in the Consolidated Statement of Financial Position as of July 31 (in thousands):

			Postretirement Health
	Pension Benefits		Benefits
	2008	2007	2008	2007
Deferred income taxes	$(99)	$(624)	$173	$99
Other current liabilities	--	--	(42)	(20)
Other noncurrent liabilities	(1,716)	(601)	(1,310)	(1,086)
Accumulated other comprehensive income –net of tax:
Net actuarial (gain) loss	(275)	(1,147)	223	93
Prior service cost	114	145	--	--
Net (asset) obligation at transition	--	(16)	59	68
	$(1,976)	$(2,243)	$(897)	$(846)

     The following table shows amounts expected to be recognized in fiscal 2009 in accumulated other comprehensive income (in thousands):

		Postretirement
Amortization of:	Pension Benefits	Health Benefits
Net actuarial loss	$--	$14
Prior service cost	50	--
Net obligation at transition	--	16
	$50	$30

     The assumptions used in the previous calculations were as follows:

			Postretirement Health
	Pension Benefits		Benefits
	2008	2007	2008	2007
Discount rate for net periodic benefit costs	6.50%	6.25%	6.50%	6.25%
Discount rate for year-end obligations	7.00%	6.50%	7.00%	6.50%
Rate of increase in compensation levels	4.00%	4.00%	--	--
Long-term expected rate of return on assets	8.00%	8.00%	--	--

     The discount rate for fiscal 2008 is the single equivalent rate that would yield the same present value as the plan’s expected cashflows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve is the Citigroup Pension Liability Index. In fiscal 2007, the discount rate assumption was a benchmark rate based on the Citigroup Pension Liability Index.

     For fiscal 2008, the medical cost trend assumption was a graded rate starting at 10% and decreasing to an ultimate rate of 5% in 1% annual increments. For fiscal 2007, a flat medical cost trend of 6% was used which was considered approximately equivalent to a graded trend schedule of 10% decreasing to 4.5% over six years.

     Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services and investment managers), and long-term inflation assumptions. Our historical actual return averaged approximately 7.8% for the 10-year period ending July 31, 2008. The actual rate of return in fiscal 2008 was approximately 0.1%. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in our pension plans. The investment objective for the pension plan is to secure the benefit obligations to participants at a reasonable cost. The goal is to optimize the long-term return on plan assets at a moderate level of risk.

NOTE 8 – EMPLOYEE BENEFIT PLANS (CONTINUED)

     We review the allocation of plan assets quarterly. There is no Common Stock in the pension trust fund. The targeted allocation percentages of plan assets is shown below for fiscal 2009 and as of July 31:

	Target fiscal
Asset Allocation	2009	2008	2007
Fixed income	30%	30%	29%
Equity	70%	57%	58%
Cash and accrued income	--	13%	13%

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

     The effect on postretirement health costs and accruals of a one-percentage point change in the assumed health care cost trend would have had the following effects in the fiscal year ended July 31, 2008 (in thousands):

	One-Percentage Point	One-Percentage Point
	Increase	Decrease
Effect on total service and interest costs for fiscal year ended July 31, 2008	$24	($20)
Effect on accumulated postretirement benefit obligation as of July 31, 2008	$159	($138)

     We have funded the pension plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974 (ERISA), as amended. We contributed $827,000 and $780,000 to the pension plan during the fiscal years ended July 31, 2008 and July 31, 2007, respectively. We are not required to make a contribution to the plan in fiscal 2009; however, we expect to make a contribution to the plan sufficient to fund the annual cost. We expect to contribute about $830,000 in fiscal 2009.

     The accumulated benefit obligation for the pension plan was $16,362,000 as of July 31, 2008 and $15,337,000 as of July 31, 2007.

     The postretirement health plan is an unfunded plan. Our policy is to pay insurance premiums and claims from our assets.

     Our estimated future benefit payments are as follows (in thousands):

	Pension	Postretirement
	Benefits	Health Benefits
2009	$678	$42
2010	684	55
2011	723	81
2012	777	86
2013	857	78
2014-18	5,323	480
	$9,042	$822

NOTE 9 – DEFERRED COMPENSATION

     In December 1995, we adopted the Oil-Dri Corporation of America Deferred Compensation Plan. This plan has permitted directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. During the period January 1, 1999 through September 30, 2000, participants’ returns were tied to the performance of various investment elections. After September 30, 2000, the participants’ returns have been set at our long-term cost of borrowing plus 1%. Compensation deferred since the inception of the plan has been accrued as well as earnings thereon. Participants have deferred $457,000, $322,000 and $304,000 into these plans in fiscal years 2008, 2007 and 2006, respectively. We recorded $698,000 in expense associated with these plans in fiscal 2008. Payments to participants were $238,000 in fiscal 2008 and the total liability recorded for deferred compensation is $5,279,000 at July 31, 2008.

NOTE 9 – DEFERRED COMPENSATION (CONTINUED)

     Effective April 1, 2003, we adopted the Oil-Dri Corporation of America Supplemental Executive Retirement Plan (“SERP”). The purpose of the Plan is to provide certain retired participants in the Oil-Dri Corporation of America Pension Plan (“Retirement Plan”) with the amount of benefits that would have been provided under the Retirement Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”), and/or (2) the limitation on compensation for purposes of calculating benefits under the Retirement Plan imposed by Section 401(a)(17) of the Code. We recorded $23,000 in expense associated with this plan in the fiscal year ended July 31, 2008. The plan is unfunded and we will fund benefits when payments are made. The total liability recorded for the SERP is $269,000 at July 31, 2008.

     The Oil-Dri Corporation of America Annual Incentive Plan, as amended effective January 1, 2008, provides certain executives to receive a deferred executive bonus award if certain financial goals are met. A total of $374,000 and $492,000 were awarded for the fiscal years ended July 31, 2008 and 2007, respectively, to certain executives under the provisions of the plan. These awards will vest over a three year vesting period and accrue interest at our long-term cost of borrowing plus 1%.

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

     The following is a schedule by year of future minimum rental requirements under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of July 31, 2008:

(in thousands)
2009	$2,205
2010	2,003
2011	1,634
2012	1,068
2013	762
Later years	3,787
$11,459

NOTE 11 – LEASES (CONTINUED)

     The following schedule shows the composition of total rental expense for all operating leases, including those with terms of one month or less which were not renewed, as of the years ended July 31:

	2008	2007	2006
	(in thousands)
Vehicles and Railcars	$1,011	$1,206	$994
Office facilities	750	676	673
Warehouse facilities	142	142	142
Mining properties
Minimum	215	131	104
Contingent	370	578	620
Other	505	832	760
	$2,993	$3,565	$3,293

     Contingent mining royalty payments are determined based on the tons of raw clay mined.

NOTE 12 – OTHER CASH FLOW INFORMATION

     Cash payments for interest and income taxes were as follows:

	2008	2007	2006
	(in thousands)
Interest	$1,861	$2,164	$1,756
Income taxes	$2,902	$2,559	$1,250

NOTE 13 – DERIVATIVE INSTRUMENTS

     In 1998, we entered into two interest rate swap agreements. The notional amount of these agreements is $22,000,000 at July 31, 2008 and at July 31, 2007. The swap agreements terminate on May 1, 2013. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting and accordingly, we have recorded these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the Consolidated Statements of Operations. We recognized additional interest expense of $7,000, $12,000 and $13,000 in fiscal years 2008, 2007 and 2006, respectively, as a result of these contracts.

     We have contracted for a portion of our fuel needs for fiscal 2009 using forward purchase contracts. These contracts were entered into during the normal course of business and no contracts were entered into for speculative purposes; therefore, these contracts are not required to be accounted for as derivative instruments or to be recorded on the balance sheet. The notional amount of these agreements is $8,883,000 at July 31, 2008.

NOTE 14 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of selected information for 2008 and 2007 is as follows:

	Fiscal 2008 Quarter Ended
	October 31	January 31	April 30	July 31	Total
	(in thousands except per share amounts)
Net Sales	$55,285	$58,026	$59,543	$59,505	$232,359
Gross Profit	$12,430	$11,348	$11,057	$11,235	$46,070
Net Income	$2,484	$2,089	$2,013	$2,453	$9,039
Net Income Per Share
Basic Common	$0.38	$0.32	$0.30	$0.37	$1.38
Basic Class B Common	$0.31	$0.26	$0.25	$0.30	$1.11
Diluted	$0.35	$0.29	$0.28	$0.34	$1.25
Dividends Per Share
Common	$0.1300	$0.1300	$0.1300	$0.1400	$0.5300
Class B	$0.0975	$0.0975	$0.0975	$0.1050	$0.3975
Common Stock Price Range:
High	$20.25	$23.60	$20.74	$20.70
Low	$15.00	$18.80	$17.00	$14.95

	Fiscal 2007 Quarter Ended
	October 31	January 31	April 30	July 31	Total
	(in thousands except per share amounts)
Net Sales	$52,129	$52,873	$52,956	$54,159	$212,117
Gross Profit	$10,663	$11,497	$11,539	$12,001	$45,700
Net Income	$1,647	$1,963	$1,999	$2,051	$7,660
Net Income Per Share
Basic Common	$0.27	$0.32	$0.32	$0.32	$1.22
Basic Class B Common	$0.20	$0.23	$0.24	$0.24	$0.90
Diluted	$0.24	$0.28	$0.28	$0.29	$1.09
Dividends Per Share
Common	$0.1200	$0.1200	$0.1200	$0.1300	$0.4900
Class B	$0.0900	$0.0900	$0.0900	$0.0975	$0.3675
Common Stock Price Range:
High	$16.19	$18.25	$18.83	$18.57
Low	$12.83	$15.32	$15.79	$16.31

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

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2008.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our internal controls over financial reporting as of July 31, 2008 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Oil-Dri Corporation of America:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Oil-Dri Corporation of America and its subsidiaries at July 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
October 10, 2008

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

ITEM 9B – OTHER INFORMATION

     None.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required by this Item (except as set forth below) is contained in Oil-Dri’s Proxy Statement for its 2008 annual meeting of stockholders (“Proxy Statement”) under the captions “1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Audit Committee” and “Corporate Governance Matters” and is incorporated herein by this reference.

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

     On December 18, 2007, we filed with the New York Stock Exchange, or NYSE, the Annual CEO Certification regarding our compliance with the NYSE corporate governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to this Annual Report the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our public disclosures.

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

Consolidated Balance Sheets as of July 31, 2008 and July 31, 2007.

Consolidated Statements of Operations for the fiscal years ended July 31, 2008, July 31, 2007 and July 31, 2006.

Consolidated Statements of Stockholders Equity for the fiscal years ended July 31, 2008, July 31, 2007 and July 31, 2006.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2008, July 31, 2007 and July 31, 2006.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2008, July 31, 2007 and July 31, 2006.

All other schedules are omitted because they are inapplicable, not required under the instructions or the information is included in the consolidated financial statements or notes thereto.

(a)(3)	The following documents are exhibits to this Report:

Exhibit No.	Description	SEC Document Reference
3.1	Certificate of Incorporation of Oil-Dri, as amended.	Incorporated by reference to Exhibit 4.1 to Oil-Dri’s Registration Statement on Form S-8 (Registration No. 333-57625), filed on June 24, 1998.

3.2	By-Laws of Oil-Dri Corporation of America, as Amended and Restated on December 5, 2006.	Incorporated by reference to Exhibit 3.1 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

4.1	Letter of Credit Agreement, dated as of October 1, 1988 between Harris Trust and Savings Bank and Blue Mountain Production Company in the amount of $2,634,590 in connection with the issuance by Town of Blue Mountain, Mississippi of Variable/Fixed Rate Industrial Development Revenue Bonds, Series 1988 B (Blue Mountain Production Company Project) in the aggregate principal amount of $2,500,000 and related Indenture of Trust, Lease Agreement, Remarketing Agreement and Guaranties.	Debt instruments under which the total amount authorized does not exceed 10 percent of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Oil-Dri agrees to furnish these agreements upon the request of the Commission.

Exhibit No.	Description	SEC Document Reference
10.1	Memorandum of Agreement #1450 “Fresh Step“™ dated as of March 12, 2001 between A&M Products Manufacturing Company and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit 10(s) to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on May 1, 2001.

10.2	First Amendment, dated as of December 13, 2002, to Memorandum of Agreement #1450 “Fresh Step”™ dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

10.3	Second Amendment, dated as of October 15, 2007, to Memorandum of Agreement #1450 “Fresh Step”™ dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2008.

10.4	Exclusive Supply Agreement dated May 19, 1999 between Church & Dwight Co., Inc. and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit (10)(r) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

10.5	$25,000,000 Note Purchase Agreement dated as of April 15, 1998 between Oil-Dri and Teachers Insurance and Annuity Association of America and Cigna Investments, Inc.	Incorporated by reference to Exhibit (10)(m) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

10.6	First Amendment, dated as of January 15, 2001 to the Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit (10)(m)(5) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.

10.7	Second Amendment, dated as of July 15, 2002 to Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit 10(m)(6) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

10.8	Third Amendment, dated as of January 27, 2006 to Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.9	$15,000,000 Credit Agreement, dated January 27, 2006 among the Company, certain subsidiaries of the Company and Harris N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.10	$15,000,000 Note Agreement dated as of December 16, 2005 among the Company, The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 22, 2005.

10.11	First Amendment, dated as of July 12, 2006 to Note Agreement dated as of December 16, 2005.	Incorporated by reference to Exhibit 10.9 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

10.12	Description of 1987 Executive Deferred Compensation Program.*	Incorporated by reference to Exhibit (10)(f) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

10.13	Salary Continuation Agreement dated August 1, l989 between Richard M. Jaffee and Oil-Dri (“1989 Agreement”).*	Incorporated by reference to Exhibit (10)(g) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

Exhibit No.	Description	SEC Document Reference
10.14	Extension and Amendment, dated October 9, 1998, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

10.15	Second Amendment, effective October 31, 2000, to the 1989 Agreement.*	Incorporated by reference to Exhibit 99.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 13, 2000.

10.16	Third Amendment, dated as of January 31, 2006, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 13, 2006.

10.17	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.18	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008

10.19	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008

10.20	Oil-Dri Corporation of America 1995 Long Term Incentive Plan as amended and restated effective June 9, 2000.*	Incorporated by reference to Exhibit (10)(k) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.21	Supplemental Executive Retirement Plan dated April 1, 2003.*	Incorporated by reference to Exhibit (10)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.22	Oil-Dri Corporation of America Outside Director Stock Plan as amended and restated effective October 16, 1999.*	Incorporated by reference to Exhibit (10)(n) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.23	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.24	Restricted Stock Agreement, dated as of March 14, 2006, between Oil-Dri Corporation of America and Daniel S. Jaffee.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on March 20, 2006.

10.25	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.26	Oil-Dri Corporation of America 2006 Long-Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

Exhibit No.	Description	SEC Document Reference
10.27	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.28	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.29	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.30	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.31	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.32	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.33	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.34	Form of Oil-Dri Corporation of America 2006 Long-Term Incentive Plan Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

11.1	Statement re: Computation of Income per Share.	Filed herewith.

14.1	Code of Ethics

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

Dated: October 10, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Richard M. Jaffee	October 10, 2008
Richard M. Jaffee
Chairman of the Board of Directors

/s/ Daniel S. Jaffee	October 10, 2008
Daniel S. Jaffee
President and Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Andrew N. Peterson	October 10, 2008
Andrew N. Peterson
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Daniel T. Smith	October 10, 2008
Daniel T. Smith
Vice President and Controller
(Principal Accounting Officer)

/s/ J. Steven Cole	October 10, 2008
J. Steven Cole
Director

/s/ Arnold W. Donald	October 10, 2008
Arnold W. Donald
Director

/s/ Joseph C. Miller	October 10, 2008
Joseph C. Miller
Vice Chairman of the Board of Directors

/s/ Michael A. Nemeroff	October 10, 2008
Michael A. Nemeroff
Director

/s/ Allan H. Selig	October 10, 2008
Allan H. Selig
Director

/s/ Paul E. Suckow	October 10, 2008
Paul E. Suckow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Year Ended July 31
		2008	2007	2006
		(in thousands)
	Allowance for doubtful accounts:
	Beginning balance	$569	$567	$609
	Additions charged to expense	89	323	127
	Deductions*	44	321	169
	Balance at end of year	$614	$569	$567

*	Net of recoveries.

	Valuation reserve for income taxes:
	Beginning balance	$1,900	$1,831	$1,784
	Additions (Deductions) charged to expense	562	69	47
	Balance at end of year	$2,462	$1,900	$1,831

EXHIBITS

EXHIBIT
NUMBER

11.1	Statement Re: Computation of per share earnings

21.1	Subsidiaries of Oil-Dri

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certifications by Daniel S. Jaffee, President and Chief Executive Officer, and Andrew N. Peterson, Chief Financial Officer, required by Rule 13a-14(a)

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

Note:

Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213.