Form 10-Q
period 2008-10-31
OIL DRI CORP OF AMERICA
filed 2008-12-09
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended October 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 0-8675

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois	60611-4213
(Address of principal executive offices)	(Zip Code)
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

Common Stock – 5,111,224 Shares
Class B Stock – 1,914,797 Shares

CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3 - 14

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results Of Operations	15 - 21

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	21 - 22

Item 4:	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1A:	Risk Factors	24

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6:	Exhibits	25

Signatures		26

Exhibits		27

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

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including those described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2008, which risk factors are incorporated herein by reference. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

TRADEMARK NOTICE

Oil-Dri, Agsorb, Cat’s Pride, Jonny Cat, KatKit, ConditionAde, Pelunite, Perform, Select, Pure-Flo, UltraClear, Poultry Guard, Flo-Fre and Terra Green are all registered trademarks of Oil-Dri Corporation of America or of its subsidiaries. Pro’s Choice and Saular are trademarks of Oil-Dri Corporation of America. Fresh Step is a registered trademark of The Clorox Company.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	October 31, 2008	July 31, 2008

ASSETS
Current Assets
Cash and cash equivalents	$1,308	$6,848
Investment in securities	15,463	20,916
Accounts receivable, less allowance of $644 and
$614 at October 31, 2008 and July 31, 2008, respectively	32,763	31,383
Inventories	19,833	17,744
Deferred income taxes	890	890
Prepaid expenses and other assets	5,379	4,870
Total Current Assets	75,636	82,651

Property, Plant and Equipment
Cost	157,796	155,934
Less accumulated depreciation and amortization	(105,019)	(104,494)
Total Property, Plant and Equipment, Net	52,777	51,440

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization
of $356 and $349 at October 31, 2008 and July 31, 2008, respectively	734	733
Debt issuance costs, net of accumulated amortization
of $544 and $525 at October 31, 2008 and July 31, 2008, respectively	319	338
Licensing agreements and non-compete agreements, net of
accumulated amortization of $3,083 and $2,987 at October 31, 2008 and July 31, 2008, respectively	1,656	1,752
Deferred income taxes	2,112	2,048
Other	4,746	4,864
Total Other Assets	14,729	14,897

Total Assets	$143,142	$148,988

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	October 31, 2008	July 31, 2008

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of notes payable	$1,700	$5,580
Accounts payable	7,365	7,491
Dividends payable	917	919
Accrued expenses:
Salaries, wages and commissions	3,008	5,578
Trade promotions and advertising	2,436	2,126
Freight	2,185	2,345
Other	6,208	6,062
Total Current Liabilities	23,819	30,101

Noncurrent Liabilities
Notes payable	21,300	21,500
Deferred compensation	5,634	5,498
Other	4,489	4,263
Total Noncurrent Liabilities	31,423	31,261

Total Liabilities	55,242	61,362

Stockholders’ Equity
Common Stock, par value $.10 per share, issued
7,404,200 shares at October 31, 2008 and 7,392,475 shares at July 31, 2008	740	739
Class B Stock, par value $.10 per share, issued
2,239,538 shares at October 31, 2008 and 2,239,538 shares at July 31, 2008	224	224
Additional paid-in capital	22,447	22,218
Restricted unearned stock compensation	(599)	(674)
Retained earnings	107,199	105,966
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	52	68
Pension and postretirement benefits	(109)	(121)
Cumulative translation adjustment	(162)	612
	129,792	129,032
Less Treasury Stock, at cost (2,292,976 Common and 324,741
Class B shares at October 31, 2008 and 2,261,942 Common and
324,741 Class B shares at July 31, 2008)	(41,892)	(41,406)
Total Stockholders’ Equity	87,900	87,626

Total Liabilities & Stockholders’ Equity	$143,142	$148,988

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For The Three Months Ended October 31
	2008	2007

Net Sales	$63,128	$55,285
Cost of Sales	(50,752)	(42,855)
Gross Profit	12,376	12,430
Selling, General and Administrative Expenses	(8,738)	(8,860)
Income from Operations	3,638	3,570

Other Income (Expense)
Interest expense	(505)	(547)
Interest income	165	368
Other, net	(221)	62
Total Other Income (Expense), Net	(561)	(144)

Income Before Income Taxes	3,077	3,426
Income taxes	(831)	(942)
Net Income	2,246	2,484

Retained Earnings
Balance at beginning of year	105,966	100,503
Cash dividends declared and treasury stock issuances	(1,013)	(843)
Retained Earnings – October 31	$107,199	$102,144

Net Income Per Share
Basic Common	$0.34	$0.38
Basic Class B	$0.27	$0.31
Diluted	$0.31	$0.35

Average Shares Outstanding
Basic Common	5,128	5,004
Basic Class B	1,862	1,840
Diluted	7,245	7,145

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Three Months Ended October 31
	2008	2007

Net Income	$2,246	$2,484

Other Comprehensive Income:
Unrealized (loss) gain on marketable securities	(16)	26
Pension and postretirement benefits	12	6
Cumulative translation adjustment	(774)	447

Total Comprehensive Income	$1,468	$2,963

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	For The Three Months Ended October 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,246	$2,484
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,885	1,862
Amortization of investment discount	(75)	(248)
Non-cash stock compensation expense	159	245
Excess tax benefits for share-based payments	(61)	(158)
Deferred income taxes	(11)	21
Provision for bad debts	37	59
Loss on the sale of fixed assets	1	37
(Increase) Decrease in:
Accounts receivable	(1,417)	295
Inventories	(2,089)	(2,299)
Prepaid expenses	(509)	(654)
Other assets	(1,081)	514
Increase (Decrease) in:
Accounts payable	(118)	296
Accrued expenses	(2,274)	(2,606)
Deferred compensation	136	92
Other liabilities	589	64
Total Adjustments	(4,828)	(2,480)
Net Cash (Used in) Provided by Operating Activities	(2,582)	4

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,552)	(2,147)
Proceeds from sale of property, plant and equipment	8	—
Purchases of investment securities	(28,972)	(30,208)
Dispositions of investment securities	34,500	26,000
Net Cash Provided by (Used in) Investing Activities	1,984	(6,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(4,080)	(80)
Dividends paid	(919)	(834)
Purchase of treasury stock	(644)	—
Proceeds from issuance of treasury stock	63	—
Proceeds from issuance of common stock	83	593
Excess tax benefits for share-based payments	61	158
Other, net	(331)	158
Net Cash Used in Financing Activities	(5,767)	(5)

Effect of exchange rate changes on cash and cash equivalents	825	(407)

Net Decrease in Cash and Cash Equivalents	(5,540)	(6,763)
Cash and Cash Equivalents, Beginning of Year	6,848	12,133
Cash and Cash Equivalents, October 31	$1,308	$5,370

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The unaudited condensed consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany transactions are eliminated.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three months ended October 31, 2008 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2009.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Estimates are revised periodically. Actual results could differ from these estimates.

Under the terms of our sales agreements with customers, we recognize revenue when title is transferred. Upon shipment an invoice is generated that sets the fixed and determinable price. Promotional reserves are provided for sales incentives made directly to consumers and customers and are netted against sales. Sales returns and allowances have historically not been material. Selling, general and administrative expenses include salaries, wages and benefits associated with staff outside the manufacturing and distribution functions, all marketing related costs, any miscellaneous trade spending expenses not required to be included in net sales, research and development costs and all other non-manufacturing and non-distribution expenses.

We evaluate our allowance for doubtful accounts utilizing a combination of a historical experience and a periodic review of our accounts receivable aging and specific customer account analysis. A customer is determined to be uncollectible when we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We maintain and monitor a list of customers whose creditworthiness has diminished. We will continue to monitor customer creditworthiness given the recent economic credit crisis.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1). This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP. Earlier adoption is prohibited. We will adopt this FSP as of August 1, 2009. We are currently evaluating the impact FSP EITF 03-6-1 will have on our consolidated financial statements.

3. RECENTLY ADOPTED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, SFAS 157 was amended by FASB Staff Positions (“FSP”) SFAS No. 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP SFAS 157-1”) and by FSP SFAS No. 157-2 Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-1 amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. FSP SFAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities until November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, SFAS 157 was further amended by FSP SFAS No. 157-3 (“FSP SFAS 157-3”) Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS 157-3 was effective upon issuance and clarifies the application of SFAS 157 in a market that is not active and provides an example. See Note 5 for the description of our adoption of the nondelayed portions of SFAS 157.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted this Statement as of August 1, 2008. We did not elect the Fair Value Option for any of our financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on our consolidated financial position, results of operations or cash flows.

In June 2007, the EITF reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classified nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 was to be applied prospectively for tax benefits on dividends declared in our fiscal year beginning August 1, 2008. The adoption of EITF 06-11 had an insignificant impact on our consolidated financial position, results of operations and cash flows.

4. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	October 31,	July 31,
	2008	2008
Finished goods	$12,306	$10,076
Packaging	3,942	3,798
Other	3,585	3,870
	$19,833	$17,744

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at October 31, 2008 and July 31, 2008 were $177,000 and $138,000, respectively.

5. FAIR VALUE MEASUREMENTS

We adopted the required portions of SFAS 157, as amended, on August 1, 2008. SFAS 157 applies to all assets and liabilities that are being measured and reported at fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement. This Statement requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:	Financial assets and liabilities whose values are based on quoted market prices in active markets for identical assets or liabilities.
Level 2:	Financial assets and liabilities whose values are based on:
1)	Quoted prices for similar assets or liabilities in active markets.
2)	Quoted prices for identical or similar assets or liabilities in markets that are not active.
3)	Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.
Level 3:
Financial assets and liabilities whose values are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect estimates of the assumptions that market participants would use in valuing the financial assets and liabilities.

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at October 31, 2008 (in thousands)
	Total	Level 1	Level 2
Assets
Cash and cash equivalents	$1,308	$1,308	$—
Marketable equity securities	55	55	—
Cash surrender value of life insurance	3,498	—	3,498

Cash and cash equivalents are classified as Level 1 of the fair value hierarchy because they were valued using quoted market prices in active markets. These cash instruments are money market mutual funds and U.S. Treasury securities.

Marketable equity securities were valued using quoted market prices in active markets and as such are classified as Level 1 in the fair value hierarchy. These securities represent stock we own in one publicly traded company.

Cash surrender value of life insurance is classified as Level 2. The value was determined by the underwriting insurance company’s valuation models and represents the guaranteed value we would receive upon surrender of these policies as of October 31, 2008. These life insurance policies are held on key employees.

We generally apply fair value techniques on a non-recurring basis associated with: 1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets account for pursuant to SFAS No. 142 Goodwill and other Intangible Assets and 2) valuing potential impairment loss related to long-lived asses accounted for pursuant to SFAS No. 144 Accounting for Impairment and Disposal of Long-Lived Assets.

6. PENSION AND OTHER POST RETIREMENT BENEFITS

The components of net periodic pension benefits cost of our sponsored defined benefit plans were as follows:

	PENSION PLANS (dollars in thousands) Three Months Ended
	October 31, 2008	October 31, 2007
Components of net periodic pension benefit cost:
Service cost	$210	$212
Interest cost	334	292
Expected return on plan assets	(325)	(347)
Net amortization	12	49
	$231	$206

We have funded the plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974, as amended. We did not make a contribution to our pension plan during the first quarter of the fiscal year ending July 31, 2009. We intend to make a contribution to the pension plan during the current fiscal year approximately equal to the annual actuarial determined cost. We currently estimate this amount to be approximately $900,000. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

The components of the net periodic postretirement health benefit cost were as follows:

	POST RETIREMENT HEALTH BENEFITS Three Months Ended
	October 31, 2008	October 31, 2007
	(dollars in thousands)
Components of net periodic postretirement benefit cost
Service cost	$16	$17
Interest cost	23	18
Amortization of net transition obligation	4	4
Net actuarial loss	3	7
	$46	$46

Our plan covering postretirement health benefits is an unfunded plan.

Assumptions used in the previous calculations were as follows:

	PENSION PLAN		POST RETIREMENT HEALTH BENEFITS
	For three months ended:
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007
Discount rate for net periodic benefit cost	7.00%	6.25%	7.00%	6.25%
Rate of increase in compensation levels	4.00%	4.00%	—	—
Long-term expected rate of return on assets	7.50%	8.00%	—	—
Measurement date	7/31/2008	7/31/2007	7/31/2008	7/31/2007
Census date	8/1/2007	8/1/2006	8/1/2007	8/1/2006

The medical cost trend assumption for postretirement health benefits was a graded rate starting at 10% and decreasing to an ultimate rate of 5% in 1% annual increments.

7.SEGMENT REPORTING

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

The accounting policies of the segments are the same as those described in Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 filed with the Securities and Exchange Commission.

Management does not rely on any segment asset allocations and does not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations as follows:

	Assets
	October 31,	July 31,
	2008	2008
	(in thousands)
Business to Business Products	$39,855	$38,026
Retail and Wholesale Products	67,315	66,838
Unallocated Assets	35,972	44,124
Total Assets	$143,142	$148,988

	Three Months Ended October 31,
	Net Sales		Operating Income
	2008	2007	2008	2007
	(in thousands)
Business to Business Products	$20,645	$16,917	$4,426	$4,001
Retail and Wholesale Products	42,483	38,368	3,162	4,350
Total Sales/Operating Income	$63,128	$55, 285	7,588	8,351
Less:
Corporate Expenses			4,171	4,719
Interest Expense, net of Interest Income			340	206
Income before Income Taxes			3,077	3,426
Income Taxes			(831)	(942)
Net Income			$2,246	$2,484

8. STOCK-BASED COMPENSATION

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”) in the first quarter of fiscal 2006. In accordance with this pronouncement, we record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The stock-based compensation expense in the first three months of fiscal years 2009 and 2008 is the cost related to the unvested portion of grants issued after August 1, 2000 and grants issued after July 31, 2005. The stock options granted before August 1, 2000 were fully vested as of the beginning of fiscal 2006.

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

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to our directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant. Our directors are considered employees under the provisions of SFAS 123R. Stock options have been granted to our directors for a 10-year term with a one year vesting period. There are 71,450 stock options outstanding as of October 31, 2008 and no stock options available for future grants under this plan. All stock issued under this plan were from treasury stock.

A five-for-four stock split was announced by our Board on June 6, 2006. In keeping with historical practices, we have adjusted the number of shares and the option prices to equitably adjust all outstanding stock options. Under SFAS 123R, the equitable adjustment of outstanding options to reflect a change in capitalization (such as a stock split) may require the recognition of incremental compensation expense if the adjustment is not determined to have been required by the actual terms of the equity incentive plan. The Directors’ Plan and the 1995 Plan may be deemed to have been discretionary, rather than required by the actual terms of these plans. We therefore recognized additional stock-based compensation expense as a result of the modification of approximately $51,000 and $111,000 in the first quarter of fiscal 2009 and 2008, respectively.

There were no stock options granted in the first three months of fiscal years 2009 or 2008.

Changes in our stock options during the first three months of fiscal 2009 were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, July 31, 2008	624	$8.66	4.4	$5,345
Exercised	(21)	$6.20		$234
Cancelled	(15)	$8.32		$123
Options outstanding, October 31, 2008	588	$8.76	4.3	$4,589
Options exercisable, October 31, 2008	544	$8.23	4.1	$4,522

The amount of cash received from the exercise of stock options during the first quarter of fiscal 2009 was $133,000 and the related tax benefit was $63,000. The amount of cash received from the exercise of stock options during the first quarter of fiscal 2008 was $593,000 and the related tax benefit was $158,000.

Restricted Stock

Our 1995 Plan and 2006 Plan both provide for grants of restricted stock. The vesting schedule under the 1995 Plan has varied, but has generally been three years or less. Under the 2006 Plan, the grants issued so far have vesting periods between three and five years.

Included in our stock-based compensation expense in the first quarter of fiscal years 2009 and 2008 was $75,000 and $83,000, respectively, related to the unvested restricted stock granted in fiscal years 2005 and 2006. No shares of restricted stock were granted in the first three months of fiscal 2009 or 2008.

Changes in our restricted stock outstanding during the first three months of fiscal 2009 were as follows:

	(shares in thousands)
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at July 31, 2008	55	$15.42
Vested	(1)
Unvested restricted stock at October 31, 2008	54	$15.42

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2008. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

OVERVIEW

We develop, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other sorbent materials. Our principal products include cat litter, industrial and automotive absorbents, bleaching clay and clarification aids, agricultural chemical carriers, animal health and nutrition and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end customer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable segments, the Retail and Wholesale Products Group and the Business to Business Products Group, as described in Note 7 of the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2008 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2007

Consolidated net sales for the three months ended October 31, 2008 were $63,128,000, an increase of 14% from net sales of $55,285,000 in the first three months of fiscal 2008. Net income for the first three months of fiscal 2009 was $2,246,000, a decrease of 10% from net income of $2,484,000 in the first three months of fiscal 2008. Diluted income per share for the first three months of fiscal 2009 was $0.31 versus $0.35 diluted net income per share for the first three months of fiscal 2008.

Net income for the first three months of fiscal 2009 was positively impacted by a higher average net selling price and increased tons sold. Net income was negatively affected by higher costs. Selling prices have increased to contend with higher costs incurred throughout our business, and particularly in freight, materials and packaging. Freight costs increased significantly due to high fuel prices which impacted our truck, rail and ship distribution channels. Material costs were driven upward by the high cost of fuel used to dry our clay-based products and to transport raw materials. The cost of other purchased materials also increased. Packaging costs rose due to price increases in the resin and paper markets. The Business to Business Group experienced improved net income as higher net selling prices and increased volume overcame increased costs; however, in the Retail and Wholesale Group the higher costs prevailed over increases in both net selling prices and tons sold.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first three months of fiscal 2009 were $20,645,000, an increase of $3,728,000 from net sales of $16,917,000 in the first three months of fiscal 2008. This increase is attributed to a higher net selling price and a 4% increase in tons sold for the Group compared to the first three months of fiscal 2008. Net selling prices and tons sold were up for fluid purification products, co-packaged cat litter products and agricultural chemical carriers. Net sales of bleaching earth and fluid purification products were up 24% with 11% higher tons sold. The higher tonnage was the result of increased business opportunities in both domestic and export markets and in the biodiesel production industry. Our co-packaged traditional coarse cat litter net sales increased 22% accompanied by an 8% increase in tons sold. Promotion of a new product by our co-packaging partner resulted in higher sales volume. Net sales of agricultural chemical carriers were up 64% and tons sold increased 23%. Higher selling prices contributed to the sales increase, along with increased volume of higher priced products. Some of the volume increase was related to earlier purchases by certain customers in fiscal 2009 compared to fiscal 2008. The volume increase of agricultural chemical products experienced in the first quarter may not be sustained throughout the remainder of fiscal 2009. Net sales of Flo-Fre (a by-product of the manufacture of our agricultural chemical carriers), sports products and animal health and nutrition products also benefited from selling price increases that offset small declines in volume for these products.

The Business to Business Products Group’s segment income increased 11% from $4,001,000 in the first three months of fiscal 2008 to $4,426,000 in the first three months of fiscal 2009. Higher net selling prices and increased tons sold offset an approximately 21% increase in combined freight, materials and packaging costs. Freight costs increased approximately 35% primarily due to higher diesel fuel prices. Material costs were impacted by increased energy-related costs in our mining and manufacturing processes which resulted in approximately a 19% cost increase. Selling, general and administrative expenses for the Group were up due to increased product development and marketing costs associated with the launch of new animal health and nutrition products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first three months of fiscal 2009 were $42,483,000, an increase of $4,115,000 from net sales of $38,368,000 reported in the first three months of fiscal 2008. The net sales growth was driven by increases in both net selling prices and tons sold. The Group’s total tons sold were up 6% compared to the first three months of fiscal 2008, including a 7% increase in cat litter tons. Net sales of private label cat litter increased 21% due to 13% more tons sold and a higher net selling price. The higher volume was the result of expanded distribution to existing customers, as well as distribution to new customers. Net sales of branded cat litter also increased 8% due to higher net selling prices that offset a 4% decline in volume primarily due to the loss of a customer. Industrial absorbents net sales were also up 20% due to 6% higher volume. Volume increased due to new customers and additional sales to existing customers.

The Retail and Wholesale Products Group’s segment income decreased 27% to $3,162,000 in the first three months of fiscal 2009 from $4,350,000 in the first three months of fiscal 2008. The Group’s combined freight, materials and packaging costs increased approximately 8% from the first quarter of fiscal 2008. Freight costs were up approximately 12% and material costs increased approximately 8% for the reasons described above for the Business to Business Products Group. Package costs for the Retail and Wholesale Products Group were also up about 5% due to the higher costs in the resin and paper markets. Selling, general and administrative expenses for the Group were up due to higher advertising costs.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the first three months of fiscal 2009 was 20% compared to 23% in the first three months of fiscal 2008. Higher net selling prices did not overcome increased fuel, manufacturing, freight, material and packaging costs. The cost of fuel used in the manufacturing process was 46% higher in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Gross profit was further reduced by an 11% increase in non-fuel manufacturing costs. Significant manufacturing cost increases were in labor, non-kiln fuel, repairs and purchased materials.

We use natural gas, fuel oil and coal in the manufacturing process to operate kilns that dry our clay. As described in Item 3. Quantitative and Qualitative Disclosures About Market Risk below, we have contracted for a substantial portion of our planned fuel needs for fiscal 2009. Despite recent market price decreases in some energy-related commodities, we anticipate that fuel costs incurred during fiscal 2009 will continue to exceed costs in fiscal 2008.

Selling, general and administrative expenses as a percentage of net sales for the first three months of fiscal 2009 were 14% compared to 16% in the first three months of fiscal 2008. Expenses in the first three months of fiscal 2009 included a lower estimated annual incentive plan bonus accrual, outside legal services and stock compensation expense. The lower incentive bonus expense was based on performance targets that are established for each year. Stock compensation expense declined as existing grants were fully expensed and no new grants were issued. These lower costs were partially offset by increased spending for research, development and advertising relating to new and existing products.

Interest expense was $69,000 less for the first three months of fiscal 2009 compared to the same period in fiscal 2008 due to continued debt reduction. Interest income was $203,000 lower in the first three months of fiscal 2009 primarily due to a lower average interest rate and a lower average investment balance.

Our effective tax rate was 27% of pre-tax income in the first quarter of fiscal 2009 compared to 26% for the full year of fiscal 2008. The effective tax rate is based on the projected composition of our taxable income for fiscal 2009.

Total assets decreased $5,846,000 or 4% during the first three months of fiscal 2009. Current assets decreased $7,015,000 or 8% from fiscal 2008 year-end balances, primarily due to a decrease in cash and cash equivalents and investments in Treasury securities. These decreases were partially offset by increases in inventories, accounts receivable and prepaid expenses. The changes in current assets are described below in Liquidity and Capital Resources. Property, plant and equipment, net of accumulated depreciation, increased $1,337,000 during the first three months of fiscal 2009 due to the purchase of land and an increase in capital projects at our manufacturing facilities.

Total liabilities decreased $6,120,000 or 10% during the first three months of fiscal 2009. Current liabilities decreased $6,282,000 or 21% primarily due to decreased current maturities of notes payable, accrued salaries, accrued freight and accounts payable. Increases in accrued trade promotions and other accrued expenses partially offset these decreases. The changes in current liabilities are described below in Liquidity and Capital Resources. Non-current liabilities increased $162,000 or 1% due to a higher pension accrual and deferred compensation liabilities. The accrued pension liability is based on the most recent actuarial estimates. The increase in the deferred compensation liability is due to ongoing deferrals and accrued interest. These increases were partially offset by a decrease in notes payable due to the reclassification from long-term to current.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first three months of fiscal 2009 were $3,870,000 or 6% of our consolidated net sales. This represents a decrease of 14% from the first three months of fiscal 2008, in which foreign subsidiary sales were $4,492,000 or 8% of our consolidated net sales. Net sales decreased in both our Canadian and United Kingdom subsidiaries. Canadian cat litter sales were down due to the loss of a customer. Industrial absorbent sales were down for both subsidiaries primarily due to the worldwide economic slowdown. In addition, both the British Pound and the Canadian Dollar were weaker against the U.S. Dollar for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, which resulted in lower sales values after translation to U.S. Dollars for the first quarter of fiscal 2009. For the first three months of fiscal 2009, our foreign subsidiaries reported a net loss of $179,000, a decrease of $502,000 from the $323,000 net income reported in the first three months of fiscal 2008. The lower sales and currency translation loss described above contributed to the lower net income.

Identifiable assets of our foreign subsidiaries as of October 31, 2008 were $9,912,000 compared to $10,251,000 as of October 31, 2007. The decrease is primarily due to the weaker value of both the British Pound and Canadian Dollar compared to the U.S. Dollar as of October 31, 2008 versus October 31, 2007. This exchange rate fluctuation resulted in lower asset values translated to U.S. Dollars as of October 31, 2008, particularly for fixed assets and accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, the purchasing and upgrading of real estate, equipment and facilities, funding new product development and investing in infrastructure and potential acquisitions. We principally have used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements. Cash and cash equivalents decreased $5,540,000 during the first three months of fiscal 2009 to $1,308,000 at October 31, 2008.

The following table sets forth certain elements of our unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	October 31, 2008	October 31, 2007
Net cash (used in) provided by operating activities	$(2,582)	$4
Net cash provided by (used in) investing activities	1,984	(6,355)
Net cash used in financing activities	(5,767)	(5)
Effect of exchange rate changes on cash and cash equivalents	825	(407)
Net (decrease) in cash and cash equivalents	$(5,540)	$(6,763)

Net cash (used in) provided by operating activities

Net cash used in operations was $2,582,000 for the first three months of fiscal 2009, compared to cash provided by operations of $4,000 for the first three months of fiscal 2008. The decrease was due primarily to changes in working capital and lower net income. For the first three months of fiscal years 2009 and 2008, the primary components of working capital that impacted operating cash flows were as follows:

Inventories increased $2,089,000 in the first three months of fiscal 2009 versus an increase of $2,299,000 in the same period in fiscal 2008. Finished goods and packaging inventories increased in the first three months of fiscal 2009 primarily due to higher costs and normal operational fluctuations. Inventories increased in the first three months of fiscal 2008 in an effort to build finished goods inventory to meet future demand of specific products and to level production.

Accounts receivable, less allowance for doubtful accounts, increased by $1,380,000 in the first three months of fiscal 2009 versus a decrease of $354,000 in the first three months of fiscal 2008. Sales in the first quarter of both fiscal years were higher compared to sales in the fourth quarter of the preceding fiscal year. The comparative sales increase was greater for the first quarter of fiscal 2009 resulting in a larger increase in accounts receivable. The change in both years is also subject to timing of sales and collections and ongoing efforts to improve collection procedures. The quality of our accounts receivable in terms of aging and days sales outstanding has not diminished as of October 31, 2008 compared to October 31, 2007.

Other assets increased $1,081,000 in the first quarter of fiscal 2009 versus a decrease of $514,000 in the first quarter of fiscal 2008. The change in other assets includes the effect of currency exchange rate fluctuations on non-cash assets held by our foreign subsidiaries. The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar was greater in the first three months of fiscal 2009 compared to the same period of fiscal 2008. Additionally, in the first quarter of fiscal 2009, the U.S. Dollar increased in value compared to these two currencies, while in the first quarter of fiscal 2008 the U.S. Dollar declined in comparative value.

Other prepaid expenses increased $509,000 in the first three months of fiscal 2009 versus an increase of $654,000 in the first three months of fiscal 2008. The timing of insurance premium payments resulted in an increase in prepaid expenses in both years.

Accrued expenses decreased $2,274,000 in the first three months of fiscal 2009 versus a decrease of $2,606,000 in the first three months of fiscal 2008. The decrease in both years was primarily due to the payout of the prior fiscal year’s discretionary bonus accrual and lower accrued interest due to payments on long-term debt. Partially offsetting this decrease in both years were higher trade spending and advertising accruals due to the timing of promotional activities and higher accruals for energy-related costs. For the first three months of fiscal 2008, this decrease was further offset by a higher freight expense accrual due to higher freight costs and the timing of shipments at quarter-end.

Other liabilities increased $589,000 in the first quarter of fiscal 2009 compared to an increase of $64,000 in the same period of fiscal 2008. The change relates primarily to the currency exchange rate fluctuation described above for other assets.

Accounts payable decreased $118,000 in the first three months of fiscal 2009 versus an increase of $296,000 in the same period in fiscal 2008. Both years were subject to normal fluctuations in the timing of payments.

Net cash provided by (used in) investing activities

Cash provided by investing activities was $1,984,000 in the first three months of fiscal 2009 compared to cash used in investing activities of $6,355,000 in the first three months of fiscal 2008. In the first three months of fiscal 2009, more cash was provided by dispositions of investment securities than was used to purchase investment securities. The cash from dispositions was used to fund payments on long-term debt, bonus, capital expenditures and dividends. During fiscal 2008 we also changed our investment strategy to allocate a greater portion of our financial resources to investments versus cash. Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities. Cash used for capital expenditures was $3,552,000 in the first three months of fiscal 2009 compared to $2,147,000 in the same period of fiscal 2008.

Net cash used in financing activities

Cash used in financing activities was $5,767,000 in the first three months of fiscal 2009 compared to $5,000 in the first three months of fiscal 2008. Cash used for payment of long-term debt in the first quarter of fiscal 2009 was $4,000,000 higher than in the first quarter of fiscal 2008. In addition, $644,000 was used to purchase treasury stock in fiscal 2009 while no purchases were made in the first quarter of fiscal 2008. Dividend payments were also higher at $919,000 in the first three months of fiscal 2009 due to a dividend increase compared to $834,000 in the first three months of fiscal 2008. Cash provided from the issuance of common stock related to stock options exercise activity of $83,000 in the first three months of fiscal 2009 was less than the $593,000 provided for the same period in fiscal 2008. The decrease in stock option exercises also provided a lower excess tax benefit of $61,000 in the first three months of fiscal 2009 compared to $158,000 in the same period of fiscal 2008.

Other

Total cash and investment balances held by our foreign subsidiaries at October 31, 2008 and 2007 were $1,762,000 and $1,016,000, respectively. Our foreign subsidiaries’ cash and investment balances increased due to normal business operations.

As part of our normal course of business, we guarantee certain debts and trade payables of our wholly owned subsidiaries. These arrangements are made at the request of the subsidiaries’ creditors because separate financial statements are not distributed for the wholly owned subsidiaries. As of October 31, 2008, the value of these guarantees was $579,000 of lease liabilities.

On January 27, 2006, we entered into a $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) that is effective until January 27, 2009. The credit agreement provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris. At October 31, 2008, the variable rates would have been 4.0% for the Harris’ prime-based rate or 3.7% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of October 31, 2008 and 2007, we had $15,000,000 available under this credit facility and we were in compliance with its covenants. While there can be no assurance regarding the terms, timing or consummation of any successor agreement, on or before the expiration of this agreement on January 27, 2009, we expect to enter into a successor credit arrangement with Harris N.A. containing terms and conditions reasonably acceptable to us.

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

Our capital requirements are subject to change as business conditions warrant and opportunities arise. The tables in the following subsection summarize our contractual obligations and commercial commitments at October 31, 2008 for the time frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$23,000,000	$1,700,000	$8,600,000	$8,800,000	$3,900,000
Interest on Long-Term Debt	5,051,000	1,380,000	2,190,000	1,228,000	253,000
Operating Leases	11,995,000	2,421,000	3,655,000	2,042,000	3,877,000
Unconditional Purchase Obligations	16,096,000	13,399,000	2,697,000	—	—
Total Contractual Cash Obligations	$56,142,000	$18,900,000	$17,142,000	$12,070,000	$8,030,000

We are not required to make a contribution to our defined benefit pension plan in fiscal 2009. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See Item 3. Quantitative and Qualitative Disclosures About Market Risk below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

As of October 31, 2008, our non-current liability for uncertain tax positions was approximately $200,000. We have not presented this obligation in the table above because the timing of future cash flows is dependent on examinations by taxing authorities and can not reasonably be estimated.

The unconditional purchase obligations represent forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2009, 2010 and 2011. As of October 31, 2008, the remaining purchase obligation for fiscal 2009 was $12,867,000 for 1,320,000 MMBtu, for fiscal 2010 was $2,154,000 for 240,000 MMBtu and for fiscal 2011 was $1,075,000 for 120,000 MMBtu. These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$42,953,000	$29,007,000	$13,946,000	$—	$—

The other commercial commitments represent open purchase orders, including blanket purchase orders, for items such as packaging, additives and pallets used in the normal course of operations. The expected timing of payments of these obligations is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

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

See the information concerning our critical accounting policies included under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q. For additional information on our adoption of SFAS 157, see Note 5 of the notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. For additional information on our adoption of SFAS 159 and EITF 06-11, see Note 3 of the notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1). This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP. Earlier adoption is prohibited. We will adopt this FSP as of August 1, 2009. We are currently evaluating the impact FSP EITF 03-6-1 will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We had two interest rate swap agreements as of October 31, 2008. We believe that the market risk arising from holding our financial instruments is not material.

We are exposed to foreign currency fluctuation risk, primarily U.S. Dollar/British Pound, U.S. Dollar/Euro and U.S. Dollar/Canadian Dollar, as it relates to certain accounts receivables and our foreign operations. Foreign currency denominated accounts receivable is a small fraction of our consolidated accounts receivable. We are also subject to translation exposure of our foreign subsidiaries’ financial statements. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated sales or net income. We do not enter into any hedge contracts in an attempt to offset any adverse effect of changes in currency exchange rates. We believe that the foreign currency fluctuation risk is limited due to our minimal foreign operations and assets held in such countries.

We are exposed to market risk at it relates to the investments that make up our plan assets under our defined benefit pension plan. The fair value of these assets is subject to change due to fluctuations in the financial markets. Changes in the value of plan assets are not expected to have an impact on the income statement for fiscal 2009; however, reduced benefit plan assets could result in increased benefit costs in future years and may increase the amount and accelerate the timing of future funding contributions.

We are exposed to regulatory risk in the fluid purification, animal health and agricultural markets, principally as a result of the risk of increasing regulation of the food chain in the United States and Europe. We actively monitor developments in this area, both directly and through trade organizations of which we are a member.

We are exposed to commodity price risk with respect to fuel. We have contracted for a portion of our anticipated fuel needs for fiscal 2009, 2010 and 2011 using forward purchase contracts to mitigate the volatility of our kiln fuel prices. We increased our forward gas contract purchases as gas prices declined. All contracts are related to the normal course of business and no contracts are entered into for speculative purposes. As of October 31, 2008, we have purchased natural gas contracts representing approximately 70% of our planned kiln fuel needs for fiscal 2009. We estimate the weighted average cost of these natural gas contracts in fiscal 2009 to be approximately 17% higher than the contracts in fiscal 2008.

The tables below provide information about our natural gas purchase contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the purchase contracts outstanding at October 31, 2008, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31 of 2009, 2010 and 2011. The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on December 1, 2008.

Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2009
	Expected 2009 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	1,320,000	—

Weighted Average Price (Per MMBtu)	$9.75	—

Contract Amount ($ U.S., in thousands)	$12,866.6	$8,793.9

Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2010
	Expected 2010 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	240,000	—

Weighted Average Price (Per MMBtu)	$8.98	—

Contract Amount ($ U.S., in thousands)	$2,154.2	$1,807.8

Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2011
	Expected 2010 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	120,000	—

Weighted Average Price (Per MMBtu)	$8.96	—

Contract Amount ($ U.S., in thousands)	$1,075.2	$950.4

Factors that could influence the fair value of the natural gas contracts, include, but are not limited to, the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, and the general demand for natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world. Some of these same events have allowed us to mitigate the impact of the natural gas contracts by the continued, and in some cases expanded, use of recycled oil in our manufacturing processes. Accurate estimates of the impact that these contracts may have on our financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For information regarding Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended July 31, 2008. There have been no material changes in risk factors since July 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2008, we did not sell any securities which were not registered under the Securities Act. The following chart summarizes Common Stock repurchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES1

For the Three Months Ended October 31, 2008	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]

August 1, 2008 to
August 31, 2008	—	—	—	313,822

September 1, 2008 to
September 30, 2008	—	—	—	313,822

October 1, 2008 to
October 31, 2008	40,834	$15.78	40,834	272,988

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. We did not repurchase any shares of our Class B Stock during the period in question, and no shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Note 6 of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 filed with the Securities and Exchange Commission.

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

Dated: December 9, 2008.

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