Form 10-Q
period 2009-01-31
OIL DRI CORP OF AMERICA
filed 2009-03-10
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended January 31, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from _____________ to ______________

Commission File Number 001-12622

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

Common Stock – 5,146,225 Shares
Class B Stock – 1,914,797 Shares

CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3 – 17

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results Of Operations	18 - 26

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	26 - 27

Item 4:	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1A:	Risk Factors	29

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 4:	Submission of Matters to a Vote of Security Holders	30

Item 6:	Exhibits	30

Signatures		31

Exhibits		32

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	January 31, 2009	July 31, 2008

ASSETS

Current Assets
Cash and cash equivalents	$2,272	$6,848
Investment in securities	14,494	20,916
Accounts receivable, less allowance of $700 and
$614 at January 31, 2009 and July 31, 2008, respectively	31,399	31,383
Inventories	19,235	17,744
Deferred income taxes	890	890
Prepaid expenses and other assets	5,673	4,870
Total Current Assets	73,963	82,651

Property, Plant and Equipment
Cost	161,379	155,934
Less accumulated depreciation and amortization	(106,183)	(104,494)
Total Property, Plant and Equipment, Net	55,196	51,440

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization
of $363 and $349 at January 31, 2009 and July 31, 2008, respectively	727	733
Debt issuance costs, net of accumulated amortization
of $563 and $525 at January 31, 2009 and July 31, 2008, respectively	330	338
Licensing agreements and non-compete agreements, net of
accumulated amortization of $3,179 and $2,987 at January 31, 2009 and July 31, 2008, respectively	1,559	1,752
Deferred income taxes	2,034	2,048
Other	4,620	4,864
Total Other Assets	14,432	14,897

Total Assets	$143,591	$148,988

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	January 31, 2009	July 31, 2008

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Current maturities of notes payable	$1,700	$5,580
Accounts payable	6,330	7,491
Dividends payable	921	919
Accrued expenses:
Salaries, wages and commissions	3,294	5,578
Trade promotions and advertising	2,560	2,126
Freight	1,553	2,345
Other	5,920	6,062
Total Current Liabilities	22,278	30,101

Noncurrent Liabilities
Notes payable	21,300	21,500
Deferred compensation	5,617	5,498
Other	4,763	4,263
Total Noncurrent Liabilities	31,680	31,261

Total Liabilities	53,958	61,362

Stockholders’ Equity
Common Stock, par value $.10 per share, issued
7,438,301 shares at January 31, 2009 and 7,392,475 shares at July 31, 2008	744	739
Class B Stock, par value $.10 per share, issued
2,239,538 shares at January 31, 2009 and 2,239,538 shares at July 31, 2008	224	224
Additional paid-in capital	22,764	22,218
Restricted unearned stock compensation	(526)	(674)
Retained earnings	108,637	105,966
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	29	68
Pension and postretirement benefits	(97)	(121)
Cumulative translation adjustment	(265)	612
	131,510	129,032
Less Treasury Stock, at cost (2,292,076 Common and 324,741
Class B shares at January 31, 2009 and 2,261,942 Common and
324,741 Class B shares at July 31, 2008)	(41,877)	(41,406)
Total Stockholders’ Equity	89,633	87,626

Total Liabilities & Stockholders’ Equity	$143,591	$148,988

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For The Six Months Ended January 31
	2009	2008

Net Sales	$122,258	$113,311
Cost of Sales	(97,969)	(89,533)
Gross Profit	24,289	23,778
Selling, General and Administrative Expenses	(17,080)	(17,111)
Income from Operations	7,209	6,667

Other Income (Expense)
Interest expense	(983)	(1,144)
Interest income	261	652
Other, net	(232)	133
Total Other Income (Expense), Net	(954)	(359)

Income Before Income Taxes	6,255	6,308
Income taxes	(1,637)	(1,735)
Net Income	4,618	4,573

Retained Earnings
Balance at beginning of year	105,966	100,503
Cash dividends declared and treasury stock issuances	(1,947)	(1,690)
Retained Earnings – January 31	$108,637	$103,386

Net Income Per Share
Basic Common	$0.70	$0.70
Basic Class B	$0.56	$0.57
Diluted	$0.64	$0.64

Average Shares Outstanding
Basic Common	5,129	5,033
Basic Class B	1,868	1,846
Diluted	7,245	7,196

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Six Months Ended January 31
	2009	2008

Net Income	$4,618	$4,573

Other Comprehensive Income:
Unrealized loss on marketable securities	(38)	(9)
Pension and postretirement benefits	24	12
Cumulative translation adjustment	(877)	211

Total Comprehensive Income	$3,727	$4,787

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For The Three Months Ended January 31
	2009	2008

Net Sales	$59,130	$58,026
Cost of Sales	(47,217)	(46,678)
Gross Profit	11,913	11,348
Selling, General and Administrative Expenses	(8,342)	(8,251)
Income from Operations	3,571	3,097

Other Income (Expense)
Interest expense	(478)	(570)
Interest income	96	284
Other, net	(11)	71
Total Other Income (Expense), Net	(393)	(215)

Income Before Income Taxes	3,178	2,882
Income taxes	(806)	(793)
Net Income	$2,372	$2,089

Net Income Per Share
Basic Common	$0.36	$0.32
Basic Class B	$0.29	$0.26
Diluted	$0.33	$0.29

Average Shares Outstanding
Basic Common	5,131	5,062
Basic Class B	1,873	1,853
Diluted	7,242	7,239

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Three Months Ended January 31
	2009	2008

Net Income	$2,372	$2,089

Other Comprehensive Income:
Unrealized loss on marketable securities	(22)	(35)
Pension and postretirement benefits	12	6
Cumulative translation adjustment	(103)	(236)

Total Comprehensive Income	$2,259	$1,824

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	For The Six Months Ended January 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,618	$4,573
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,684	3,735
Amortization of investment discount	(109)	(455)
Non-cash stock compensation expense	257	468
Excess tax benefits for share-based payments	(169)	(238)
Deferred income taxes	(5)	10
Provision for bad debts	73	120
Loss on the sale of fixed assets	24	18
(Increase) Decrease in:
Accounts receivable	(89)	(2,159)
Inventories	(1,491)	(1,159)
Prepaid expenses	(803)	(1,196)
Other assets	(1,321)	180
Increase (Decrease) in:
Accounts payable	(972)	144
Accrued expenses	(2,784)	(1,893)
Deferred compensation	119	202
Other liabilities	914	372
Total Adjustments	(2,672)	(1,851)
Net Cash Provided by Operating Activities	1,946	2,722

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,757)	(3,828)
Proceeds from sale of property, plant and equipment	11	28
Purchases of investment securities	(52,969)	(56,006)
Dispositions of investment securities	59,500	50,000
Net Cash Used in Investing Activities	(1,215)	(9,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(4,080)	(80)
Dividends paid	(1,838)	(1,678)
Purchase of treasury stock	(649)	—
Proceeds from issuance of treasury stock	70	—
Proceeds from issuance of common stock	272	893
Excess tax benefits for share-based payments	169	238
Other, net	(349)	68
Net Cash Used in Financing Activities	(6,405)	(559)

Effect of exchange rate changes	1,098	(165)

Net Decrease in Cash and Cash Equivalents	(4,576)	(7,808)
Cash and Cash Equivalents, Beginning of Year	6,848	12,133
Cash and Cash Equivalents, January 31	$2,272	$4,325

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.  Operating results for the three months and the six months ended January 31, 2009 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2009.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures.  Estimates are revised periodically.  Actual results could differ from these estimates.

Under the terms of our sales agreements with customers, we recognize revenue when title is transferred.  Upon shipment an invoice is generated that sets the fixed and determinable price.  Promotional reserves are provided for sales incentives made directly to consumers and customers and are netted against sales.  Sales returns and allowances have historically not been material.  Selling, general and administrative expenses include salaries, wages and benefits associated with staff outside the manufacturing and distribution functions, all marketing related costs, any miscellaneous trade spending expenses not required to be included in net sales, research and development costs, depreciation and amortization related to assets outside the product manufacturing and distribution process and all other non-manufacturing and non-distribution expenses.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133 (“SFAS 161”).  This Statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We will adopt this Statement as of February 1, 2009, the beginning of our third quarter of our fiscal year ending July 31, 2009.  We have not historically used any derivative instruments or hedging activities within the scope of SFAS 161, therefore we do not believe this Statement will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”).  This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires the noncontrolling interest to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We will adopt this Statement as of August 1, 2009.  We are currently evaluating the impact this Statement will have on our consolidated financial statements and earnings per share computations.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1).  This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP.  Earlier adoption is prohibited.  We will adopt this FSP as of August 1, 2009.  We are currently evaluating the impact FSP EITF 03-6-1 will have on our consolidated financial statements.

In November 2008, the FASB issued FSP EITF No. 08-7 (“FSP EITF 08-7), Accounting for Defensive Intangible Assets.  This FSP clarifies the definition and accounting for defensive intangible assets acquired in a business combination or an asset acquisition.  This FSP states that, upon acquisition, an intangible asset must be recognized at fair value in accordance with SFAS No. 157, Fair Value Measurement, regardless of how the acquiring entity intends to use the asset.  The intangible asset should be amortized over a useful life approximated by the period over which it is expected to provide direct and indirect cash flows benefits resulting from the limitation against others to use the intangible asset.  FSP EITF 08-7 will be effective for any intangible assets we acquire on or after August 1, 2009.

In December 2008, the FASB issued FSP No. FAS 132(R)-1 (“FSP FAS 132(R)-1”), Employers’ Disclosures about Postretirement Benefit Plan Assets.  This FSP amends SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to expand the disclosure requirements for employers’ pension and other postretirement benefit plan assets.  FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets, the investment policies and strategies for the major categories of plan assets and significant concentrations of risk within plan assets.  We will adopt this FSP in our consolidated financial statements for the fiscal year ended July 31, 2010, on a prospective basis.  We are currently evaluating the impact FSP FAS 132(R)-1 will have on our consolidated financial statements.

3.	RECENTLY ADOPTED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157).  This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  In February 2008, SFAS 157 was amended by FASB Staff Positions (“FSP”) SFAS No. 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP SFAS 157-1”) and by FSP SFAS No. 157-2 Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”).  FSP SFAS 157-1 amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  FSP SFAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, SFAS 157 was further amended by FSP SFAS No. 157-3 (“FSP SFAS 157-3”) Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  FSP SFAS 157-3 was effective upon issuance and clarifies the application of SFAS 157 in a market that is not active and provides an example.   See Note 5 for the description of our adoption of the nondelayed portions of SFAS 157.

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

4.	INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	January 31,	July 31,
	2009	2008

Finished goods	$11,536	$10,076
Packaging	4,037	3,798
Other	3,662	3,870
	$19,235	$17,744

Inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs.  We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary.  The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered.  The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date.  The inventory obsolescence reserve values at January 31, 2009 and July 31, 2008 were $168,000 and $138,000, respectively.

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

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at January 31, 2009 (in thousands)
	Total	Level 1	Level 2
Assets
Cash and cash equivalents	$2,272	$2,272	$—
Marketable equity securities	32	32	—
Cash surrender value of life insurance	3,543	—	3,543

Cash and cash equivalents are classified as Level 1 of the fair value hierarchy because they were valued using quoted market prices in active markets.  These cash instruments are primarily money market mutual funds.

Marketable equity securities were valued using quoted market prices in active markets and as such are classified as Level 1 in the fair value hierarchy.  These securities represent stock we own in one publicly traded company.

Cash surrender value of life insurance is classified as Level 2.  The value was determined by the underwriting insurance company’s valuation models and represents the guaranteed value we would receive upon surrender of these policies as of January 31, 2009.  These life insurance policies are held on key employees.

The investments in securities reported on our on our unaudited condensed consolidated balance sheets consisted of U.S. Treasury securities carried at amortized cost and are not included in the above table.

We generally apply fair value techniques on a non-recurring basis associated with: 1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142 Goodwill and other Intangible Assets and 2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144 Accounting for Impairment and Disposal of Long-Lived Assets.

6.      PENSION AND OTHER POST RETIREMENT BENEFITS

The components of net periodic pension benefits cost of our sponsored defined benefit plans were as follows:

	PENSION PLANS
	Three Months Ended		Six Months Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008
Components of net periodic pension benefit cost:	(dollars in thousands)		(dollars in thousands)

Service cost	$211	$212	$421	$424
Interest cost	334	292	668	584
Expected return on plan assets	(325)	(347)	(650)	(694)
Net amortization	12	37	24	86
	$232	$194	$463	$400

We have funded the plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974, as amended.  We did not make a contribution to our pension plan during the first six months of the fiscal year ending July 31, 2009.  We intend to make a contribution to the pension plan during the current fiscal year approximately equal to the annual actuarial determined cost.  We currently estimate this amount to be approximately $827,000.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

The components of the net periodic postretirement health benefit cost were as follows:

	POST RETIREMENT HEALTH BENEFITS
	Three Months Ended		Six Months Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008
Components of net periodic postretirement benefit cost:	(dollars in thousands)		(dollars in thousands)

Service cost	$15	$17	$31	$34
Interest cost	24	18	47	36
Amortization of net transition obligation	4	4	8	8
Net actuarial loss	4	(1)	7	6
	$47	$38	$93	$84

Our plan covering postretirement health benefits is an unfunded plan.

Assumptions used in the previous calculations were as follows:

	PENSION PLAN		POST RETIREMENT HEALTH BENEFITS
	For three and six months ended:
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008
Discount rate for net periodic benefit cost	7.00%	6.25%	7.00%	6.25%
Rate of increase in compensation levels	4.00%	4.00%	—	—
Long-term expected rate of return on assets	7.50%	8.00%	—	—
Measurement date	7/31/2008	7/31/2007	7/31/2008	7/31/2007
Census date	8/1/2007	8/1/2006	8/1/2007	8/1/2006

The medical cost trend assumption for postretirement health benefits was a graded rate starting at 10% and decreasing to an ultimate rate of 5% in 1% annual increments.

7.	SEGMENT REPORTING

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

We do not rely on any segment asset allocations and we do not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations below for those assets for which we can reasonably determine.  The unallocated asset category is the remainder of our total assets.  The asset allocation is estimated and is not a measure used by our chief operating decision maker about allocating resources to the operating segments or in assessing their performance.  The corporate expenses line includes certain unallocated expenses including administrative costs, research and development costs and other non-operating expenses.

	Assets
	January 31,	July 31,
	2009	2008
	(in thousands)
Business to Business Products	$41,560	$38,026
Retail and Wholesale Products	67,823	66,838
Unallocated Assets	34,208	44,124
Total Assets	$143,591	$148,988

	Six Months Ended January 31,
	Net Sales		Operating Income
	2009	2008	2009	2008
	(in thousands)
Business to Business Products	$38,849	$35,480	$7,906	$7,657
Retail and Wholesale Products	83,409	77,831	7,215	8,233
Total Sales/Operating Income	$122,258	$113,311	15,121	15,890
Less:
Corporate Expenses			8,144	9,090
Interest Expense, net of
Interest Income			722	492
Income before Income Taxes			6,255	6,308
Income Taxes			(1,637)	(1,735)
Net Income			$4,618	$4,573

	Three Months Ended January 31,
	Net Sales		Operating Income
	2009	2008	2009	2008
	(in thousands)
Business to Business Products	$18,204	$18,563	$3,480	$3,656
Retail and Wholesale Products	40,926	39,463	4,053	3,883
Total Sales/Operating Income	$59,130	$58,026	7,533	7,539
Less:
Corporate Expenses			3,973	4,371
Interest Expense, net of
Interest Income			382	286
Income before Income Taxes			3,178	2,882
Income Taxes			(806)	(793)
Net Income			$2,372	$2,089

8.           STOCK-BASED COMPENSATION

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”) in the first quarter of fiscal 2006.  In accordance with this pronouncement, we record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  The stock-based compensation expense in the first six months of fiscal years 2009 and 2008 is the cost related to the unvested portion of grants issued after August 1, 2000 and grants issued after July 31, 2005.  The stock options granted before August 1, 2000 were fully vested as of the beginning of fiscal 2006.

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

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to our directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant.  Our directors are considered employees under the provisions of SFAS 123R.  Stock options have been granted to our directors for a 10-year term with a one year vesting period.  There are 70,250 stock options outstanding as of January 31, 2009 and no stock options available for future grants under this plan.  All stock issued under this plan were from treasury stock.

A five-for-four stock split was announced by our Board on June 6, 2006.  In keeping with historical practices, we have adjusted the number of shares and the option prices to equitably adjust all outstanding stock options.  Under SFAS 123R, the equitable adjustment of outstanding options to reflect a change in capitalization (such as a stock split) may require the recognition of incremental compensation expense if the adjustment is not determined to have been required by the actual terms of the equity incentive plan.  The Directors’ Plan and the 1995 Plan may be deemed to have been discretionary, rather than required by the actual terms of these plans.  We therefore recognized additional stock-based compensation expense as a result of the modification of approximately $9,000 and $96,000 in the second quarter of fiscal 2009 and 2008, respectively, and $61,000 and $207,000 in the first six months of fiscal 2009 and 2008, respectively.

There were no stock options granted in the first six months of fiscal years 2009 or 2008.

Changes in our stock options during the first six months of fiscal 2009 were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, July 31, 2008	624	$8.66	4.4	$5,406
Exercised	(57)	$6.03		$642
Cancelled	(15)	$8.32		$125
Options outstanding, January 31, 2009	552	$8.94	4.1	$4,938
Options exercisable, January 31, 2009	517	$8.52	4.0	$4,400

The amount of cash received from the exercise of stock options during the second quarter of fiscal 2009 was $209,000 and the related tax benefit was $110,000.  The amount of cash received from the exercise of stock options during the first six months of fiscal 2009 was $343,000 and the related tax benefit was $173,000.

Restricted Stock

Our 1995 Plan and 2006 Plan both provide for grants of restricted stock.  The vesting schedule under the 1995 Plan has varied, but has generally been three years or less.  Under the 2006 Plan, the grants issued so far have vesting periods between three and five years.

Included in our stock-based compensation expense in the second quarter of fiscal years 2009 and 2008 is $73,000 and $84,000, respectively, related to the unvested restricted stock granted in fiscal 2006.  In the first six months of fiscal years 2009 and 2008, the expense related to the unvested restricted stock was $148,000 and $164,000, respectively.  No shares of restricted stock were granted in the first six months of fiscal 2009.

Changes in our restricted stock outstanding during the first six months of fiscal 2009 were as follows:

	(shares in thousands)
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at July 31, 2008	55	$15.42
Vested	(19)
Unvested restricted stock at January 31, 2009	36	$15.44

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OFF INANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2009 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2008

Consolidated net sales for the six months ended January 31, 2009 were $122,258,000, an increase of 8% from net sales of $113,311,000 in the first six months of fiscal 2008.  Net income for the first six months of fiscal 2009 was $4,618,000, an increase of 1% from net income of $4,573,000 in the first six months of fiscal 2008.  Diluted income per share for the first six months of fiscal 2009 was $0.64, the same as for the first six months of fiscal 2008.

Net income for the first six months of fiscal 2009 was positively impacted by a higher average net selling price and was negatively affected by higher costs and by lower tons sold compared to the first six months of fiscal 2008.  Selling prices increased to contend with higher costs incurred throughout our business, and particularly in freight, materials and packaging.  Freight costs were impacted by fuel prices which affect our truck, rail and ship distribution channels.  Although fuel costs began to trend downward during the first six months of fiscal 2009, the decline started from near record high levels.  Material costs were impacted by the cost of fuel used to dry our clay-based products and to transport raw materials.  As described in Item 3. Quantitative and Qualitative Disclosure About Market Risk, we employ a forward purchase policy to mitigate the volatility of the cost of fuel used to dry our clay-based products.  Under this policy, the impact of fuel cost increases may be lessened; however, the benefit of fuel cost decreases may also be moderated.  Packaging costs for some products benefited from changes in the resin and paper markets; however, our overall packaging costs were higher than in the comparable prior year period.  The Business to Business Products Group experienced improved operating income as higher net selling prices outweighed increased costs and decreased tons sold; however, in the Retail and Wholesale Products Group the higher costs prevailed over both increased net selling prices and tons sold.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first six months of fiscal 2009 were $38,849,000, an increase of $3,369,000 from net sales of $35,480,000 in the first six months of fiscal 2008.  The increase was primarily attributed to higher net selling prices that more than offset an overall 6% decrease in tons sold for the Group compared to the first six months of fiscal 2008.  Net selling prices were higher for all product lines in the Group.  Tons sold were down for all product lines, except for co-packaged cat litter products.   Our co-packaged traditional coarse cat litter net sales increased 15% due primarily to an increase in net selling price accompanied by a 3% increase in tons sold.  Under the terms of the agreement with our co-packaging partner, the net selling price is subject to adjustment in the third quarter of fiscal 2009.  We expect this adjustment to result in a lower net selling price.  The introduction of a new product by our co-packaging partner contributed to the higher tons sold.  Net sales of bleaching earth and fluid purification products increased 12% due primarily to a higher net selling price while tons sold declined 1%.  Net sales of agricultural chemical carriers increased 19% due primarily to higher net selling prices that overcame an 8% decrease in tons sold as genetically modified seed and other seed treatments continued to erode the market for these carriers.  Net sales of Flo-Fre (a by-product of the manufacture of our agricultural chemical carriers) increased 14% while tons sold decreased 18%.  Animal health and nutrition products reported a 4% increase in net sales with a 23% decline in tons sold.  Tons sold declined during the first six months of fiscal 2009 as some customers had built inventory levels at the end of fiscal 2008 in advance of price increases.  The increase in net sales of animal health and nutrition products was due primarily to increased net selling prices and the initial sales of new products.  Sports products experienced a 10% decline in sales along with a 20% decline in tons sold.  Uncertain economic conditions and the loss of a golf products distributor are expected to weaken sports products sales through the remainder of fiscal 2009.

The Business to Business Products Group’s segment operating income increased 3% from $7,657,000 in the first six months of fiscal 2008 to $7,906,000 in the first six months of fiscal 2009.  Higher net selling prices offset decreased tons sold and an approximately 15% increase in combined freight, materials and packaging costs.  Freight costs increased approximately 29% due primarily to higher diesel fuel costs that impact our truck, rail and ship distribution channels.  Although diesel fuel prices declined during the first six months of fiscal 2009, our average freight cost was higher than during the first six months of fiscal 2008.  Material costs were impacted by increased costs for fuel used to dry our clay-based products and to transport raw materials which resulted in approximately a 14% cost increase.  See the discussion of manufacturing costs under Consolidated Results below.  Conversely, packaging costs decreased approximately 9% due primarily to lower costs for resin.  Selling, general and administrative expenses for the Group were up due to increased product development and marketing costs associated with the launch of new animal health and nutrition products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first six months of fiscal 2009 were $83,409,000, an increase of $5,578,000 from net sales of $77,831,000 reported in the first six months of fiscal 2008.  The net sales growth was driven by increases in both net selling prices and tons sold.  The Group’s total tons sold increased 1% compared to the first six months of fiscal 2008, including a 3% increase in cat litter tons.  Net sales of private label cat litter increased 13% due primarily to 6% more tons sold and a higher net selling price.  The higher tons sold was the result of expanded distribution to existing customers, as well as distribution to new customers.  Net sales of branded cat litter also increased 9% due to higher net selling prices that more than offset a 4% decline in tons sold.  Our branded coarse cat litter tons sold declined; however, our branded scoopable cat litter tons sold increased as a result of new products and marketing programs.  Net sales of industrial absorbents also increased 6% due to a higher net selling price while tons sold were flat with the first six months of fiscal 2008.

The Retail and Wholesale Products Group’s segment operating income decreased 12% to $7,215,000 in the first six months of fiscal 2009 from $8,233,000 in the first six months of fiscal 2008.  The decrease in six month segment operating income largely occurred in the first quarter of fiscal 2009 due to higher costs; in contrast, the second quarter saw a small increase in segment operating income, as described in the three months discussion below.  The Group’s combined freight, materials and packaging costs increased approximately 7% compared to the first six months of fiscal 2008.  Materials and packaging costs increased approximately 8% each and freight increased approximately 4%.  Materials and freight costs increased for the reasons described above for the Business to Business Products Group.  Packaging costs increased as the Retail and Wholesales Products Group did not experience the benefit of recent price declines in the resin markets and paper prices have remained high.  Selling, general and administrative expenses for the Group increased due primarily to higher advertising costs.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the first six months of fiscal 2009 was 20% compared to 21% in the first six months of fiscal 2008.  Higher net selling prices were outweighed by increased fuel, manufacturing, freight, material and packaging costs.  The cost of fuel used in the manufacturing process was 38% higher in the first six months of fiscal 2009 compared to the first six months of fiscal 2008.  Gross profit was further reduced by an 11% increase in non-fuel manufacturing costs, including depreciation and amortization.  Significant manufacturing cost increases were in purchased materials, repairs, labor and non-kiln fuel.

We use natural gas, fuel oil and coal in the manufacturing process to operate kilns that dry our clay.  As described below in Item 3. Quantitative and Qualitative Disclosures About Market Risk, we have contracted for a substantial portion of our planned fuel needs for fiscal 2009.  Despite recent decreased market prices in some energy-related commodities, we anticipate that fuel costs incurred during fiscal 2009 will continue to exceed costs in fiscal 2008.

Selling, general and administrative expenses as a percentage of net sales for the first six months of fiscal 2009 were 14% compared to 15% in the first six months of fiscal 2008.  Expenses in the first six months of fiscal 2009 included a lower estimated annual incentive plan bonus accrual.  The lower incentive bonus expense was based on performance targets that are established for each year.  The lower bonus expense was partially offset by increased advertising and other costs related to new products and special promotions.

Interest expense was $161,000 less for the first six months of fiscal 2009 compared to the same period in fiscal 2008 due to continued debt reduction.  Interest income was $391,000 lower in the first six months of fiscal 2009 due primarily to a   lower average interest rate and a lower average investment balance.

Our effective tax rate was 26% of pre-tax income in the first six months of fiscal 2009, the same as for the full year of fiscal 2008.  The effective tax rate was based on the projected level and composition of our taxable income for fiscal 2009.

Total assets decreased $5,397,000 or 4% during the first six months of fiscal 2009.  Current assets decreased $8,688,000 or 11% from fiscal 2008 year-end balances, due primarily to decreased cash and cash equivalents and investments in Treasury securities.  These decreases were partially offset by increased inventories and prepaid expenses.  The changes in current assets are described below in Liquidity and Capital Resources.  Property, plant and equipment, net of accumulated depreciation, increased $3,756,000 during the first six months of fiscal 2009 due to the purchase of land and an increase in capital projects at our manufacturing facilities.

Total liabilities decreased $7,404,000 or 12% during the first six months of fiscal 2009.  Current liabilities decreased $7,823,000 or 26% due primarily to decreased current maturities of notes payable, accrued salaries, accounts payable and accrued freight.  Increased accrued trade promotions partially offset these decreases.  The changes in current liabilities are described below in Liquidity and Capital Resources.  Non-current liabilities increased $419,000 or 1% due to a higher pension accrual and deferred compensation liabilities.  The accrued pension liability is based on the most recent actuarial estimates.  The increase in the deferred compensation liability is due to ongoing deferrals and accrued interest.  These increases were partially offset by a decrease in notes payable due to the reclassification from long-term to current.

THREE MONTHS ENDED JANUARY 31, 2009 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2008

Consolidated net sales for the three months ended January 31, 2009 were $59,130,000, an increase of 2% from net sales of $58,026,000 in the second quarter of fiscal 2008.  Net income for the second quarter of fiscal 2009 was $2,372,000, an increase of 14% from net income of $2,089,000 in the second quarter of fiscal 2008.  Diluted income per share for the second quarter of fiscal 2009 was $0.33 versus $0.29 diluted net income per share for the second quarter of fiscal 2008.

Net income for the second quarter of fiscal 2009 was positively impacted by a higher average net selling price and was negatively affected by higher costs and by lower tons sold compared to the second quarter of fiscal 2008.  Selling prices have increased to contend with higher costs incurred throughout our business, and particularly in fuel, freight, materials and packaging, as described in the six months commentary above.  The Retail and Wholesale Products Group experienced improved operating income as higher net selling prices outweighed increased costs and decreased tons sold; however, in the Business to Business Products Group the higher costs and lower tons sold prevailed over increased net selling prices.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the second quarter of fiscal 2009 were $18,204,000, a decrease of $359,000 or 2% from net sales of $18,563,000 in the second quarter of fiscal 2008.  This decrease was due primarily to a 15% decline in tons sold which more than offset a higher net selling price for all product lines in the Group.  Net sales were down for sports products and agricultural chemical carriers.  Net sales of sports products were down 27% with 33% lower tons sold.  The uncertain economic conditions and aggressive competitive pricing negatively impacted sports products sales.     Net sales of agricultural chemical carriers were down 1% and tons sold decreased 22%.  The second quarter tons sold was lower as certain agricultural customers shifted purchases from the second quarter to the first quarter in fiscal 2009.  Net sales increased for co-packaged products and animal health and nutrition products and were flat for bleaching earth and fluid purification products.  A higher net selling price for our co-packaged traditional coarse cat litter resulted in a 9% net sales increase that offset a 1% decrease in tons sold.  Net sales of animal health and nutrition products were up 7% due primarily to increased net selling prices that outweighed 38% lower tons sold.  Tons sold declined as customers used inventories built in advance of price increases.  The higher net selling price and initial sales from the launch of new animal health and nutrition products partially offset the decline in tons sold. Net sales of bleaching earth and fluid purification products were even with the second quarter last year as higher net selling prices offset a 14% decline in tons sold.  A weak global economy and the strength of the U.S. Dollar relative to some foreign currencies, which made our bleaching earth products more expensive, resulted in decreased sales in certain export markets.

The Business to Business Products Group’s segment operating income decreased 5% from $3,656,000 in the second quarter of fiscal 2008 to $3,480,000 in the second quarter of fiscal 2009.  The income decrease was due primarily to lower tons sold accompanied by approximately 10% higher combined freight, materials and packaging costs.  The Group’s average freight cost was approximately 21% higher compared to the second quarter of fiscal 2008.  High international freight costs offset the benefit of lower domestic diesel fuel prices during the second quarter of fiscal 2009.  Material costs were impacted by increased costs increased costs for fuel used to dry our clay-based products and to transport raw materials which resulted in approximately a 10% cost increase.  Conversely, packaging costs decreased approximately 14% primarily as this Group realized the benefits of lower costs for resin.  Selling, general and administrative expenses for the Group increased due primarily to increased marketing and other costs associated with the launch of new animal health and nutrition products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the second quarter of fiscal 2009 were $40,926,000, an increase of $1,463,000 or 4% from net sales of $39,463,000 reported in the second quarter of fiscal 2008.  The net sales growth was driven by increased net selling prices that overcame a 3% decrease in tons sold.  Total cat litter net sales increased 8% due to a higher net selling price that offset 1% lower tons sold.  Net sales of private label cat litter increased 9% due primarily to 2% more tons sold and a higher net selling price.  The increased tons sold were the result of expanded distribution to existing customers, as well as distribution to new customers.  Net sales of branded cat litter also increased 6% due primarily to higher net selling prices that offset a 6% decline in tons sold.  Our branded coarse cat litter tons sold declined; however our branded scoopable cat litter tons sold increased due to improved sales to existing customers and a full quarter’s sales in fiscal 2009 for a new product introduced during fiscal 2008.  Our industrial absorbents net sales were flat for the quarter with 6% lower tons sold.  The manufacturing sector decline due to worsened economic conditions during our second quarter had a negative impact on industrial absorbent sales.

The Retail and Wholesale Products Group’s segment operating income increased 4% to $4,053,000 in the second quarter of fiscal 2009 from $3,883,000 in the second quarter of fiscal 2008.  The increase is attributed to the higher net sales described above that prevailed over an increase of approximately 5% for combined freight, materials and packaging costs compared to the second quarter of fiscal 2008.  Packaging costs increased approximately 10% in the second quarter as the Retail and Wholesale Products Group did not realize the benefit of recent price declines in the resin markets and paper prices remained high.  Materials costs increased approximately 7% for the reasons described above for the Business to Business Products Group.  The Retail and Wholesale Products Group experienced some relief in domestic freight costs due to lower diesel fuel prices that resulted in approximately 5% lower freight costs compared to the second quarter of fiscal 2008.  Selling, general and administrative expenses for the Group increased due primarily to higher advertising costs.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales was 20% for the second quarter of fiscal 2009, the same as the second quarter of fiscal 2008.  Higher net selling prices helped moderate the impact of increased fuel, manufacturing, freight, material and packaging costs.  The cost of fuel used in the manufacturing process was 30% higher in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.  Gross profit was further impacted by a 9% increase in non-fuel manufacturing costs, including depreciation and amortization.  Significant manufacturing cost increases were in labor, purchased materials, repairs and non-kiln fuel.

Selling, general and administrative expenses as a percentage of net sales were 14% for the second quarter of fiscal 2009, the same as in the second quarter of fiscal 2008. Expenses in the second quarter of fiscal 2009 included a lower estimated annual incentive plan bonus accrual.  The lower incentive bonus expense was based on performance targets that are established for each year.  The lower bonus cost was partially offset by increased advertising related to new products and special marketing promotions.

Interest expense was $92,000 lower for the second quarter of fiscal 2009 compared to the same period in fiscal 2008 due to continued debt reduction.  Interest income was $188,000 lower in the second quarter of fiscal 2009 due primarily to a lower average interest rate and a lower average investment balance.

Our effective tax rate was 25% of pre-tax income in the second quarter of fiscal 2009 compared to 26% for the full year of fiscal 2008.  The effective tax rate is based on the projected level and composition of our taxable income for fiscal 2009.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first six months of fiscal 2009 were $7,089,000 or 6% of our consolidated net sales.  This represents a decrease of 18% from the first six months of fiscal 2008, in which foreign subsidiary sales were $8,698,000 or 8% of our consolidated net sales.  Net sales and tons sold decreased in both our Canadian and United Kingdom subsidiaries.  Industrial absorbent sales were down for both subsidiaries primarily as the worldwide economic slowdown impacted sales through reduced orders.  In addition, both the British Pound and the Canadian Dollar were weaker against the U.S. Dollar for the first six months of fiscal 2009 compared to the first six months of fiscal 2008, which resulted in lower sales values after translation to U.S. Dollars for the first six months of fiscal 2009.  For the first six months of fiscal 2009, our foreign subsidiaries reported a net loss of $433,000, a decrease of $921,000 from the $488,000 net income reported in the first six months of fiscal 2008.  The lower tons sold and currency impacts described above contributed to the net loss.

Identifiable assets of our foreign subsidiaries as of January 31, 2009 were $9,103,000 compared to $10,195,000 as of January 31, 2008.  The decrease is due primarily to the weaker value of both the British Pound and Canadian Dollar compared to the U.S. Dollar as of January 31, 2009 versus January 31, 2008.  This exchange rate fluctuation resulted in lower asset values translated to U.S. Dollars as of January 31, 2009, particularly for fixed assets and accounts receivable.

Net sales by our foreign subsidiaries during the second quarter of fiscal 2009 were $3,219,000 or 5% of total Company sales.  This represents a 23% decrease from with the second quarter of fiscal 2008, in which foreign subsidiary sales were $4,206,000 or 7% of total Company sales.  Net sales and tons sold decreased in both our Canadian and United Kingdom subsidiaries. Industrial absorbent sales were down for both subsidiaries as the worldwide economic slowdown impacted sales through reduced orders.  A decline in Canadian cat litter sales was partially offset by increased net selling prices.  The quarter was also impacted by the weaker exchange rates for the British Pound and the Canadian Dollar as described for the six month period above.  For the second quarter of fiscal 2009, our foreign subsidiaries reported a net loss of $254,000, a decrease of $419,000 from the $165,000 net income reported in the second quarter of fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, the purchasing and upgrading of real estate, equipment and facilities, funding new product development and investing in infrastructure and potential acquisitions.  We principally have used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements.  Cash and cash equivalents decreased $4,576,000 during the first six months of fiscal 2009 to $2,272,000 at January 31, 2009.

The following table sets forth certain elements of our unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	January 31, 2009	January 31, 2008
Net cash provided by operating activities	$1,946	$2,722
Net cash used in investing activities	(1,215)	(9,806)
Net cash used in financing activities	(6,405)	(559)
Effect of exchange rate changes	1,098	(165)
Net decrease in cash and cash equivalents	$(4,576)	$(7,808)

Net cash provided by operating activities

Net cash provided by operations was $1,946,000 for the first six months of fiscal 2009, compared to $2,722,000 for the first six months of fiscal 2008.  The decrease was due primarily to changes in working capital.  For the first six months of fiscal years 2009 and 2008, the primary components of working capital that impacted operating cash flows were as follows:

Inventories increased $1,491,000 in the first six months of fiscal 2009 versus an increase of $1,159,000 in the same period in fiscal 2008.  Finished goods and packaging inventories increased in the first six months of fiscal 2009 due primarily to higher costs and increased tons in inventory to cover downtime for planned maintenance.  Inventories increased in the first six months of fiscal 2008 due to higher costs, an effort to build finished goods inventory to meet future demand of specific products and to increase safety stock of packaging inventory.

Other assets increased $1,321,000 in the first six months of fiscal 2009 versus a decrease of $180,000 in the first six months of fiscal 2008.  The change in other assets includes the effect of currency exchange rate fluctuations on non-cash assets held by our foreign subsidiaries.  The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar was greater in the first six months of fiscal 2009 compared to the same period of fiscal 2008.

Accrued expenses decreased $2,784,000 in the first six months of fiscal 2009 versus a decrease of $1,893,000 in the first six months of fiscal 2008.  The decrease in both years was due primarily to six months of discretionary bonus accrued at January 31 versus twelve months at July 31.  Accrued freight decreased for the first six months of fiscal 2009 and increased for the first six months of fiscal 2008 due to the timing of payments and shipments at quarter-end.  Both years also reported higher trade spending and advertising accruals due to the timing of promotional activities.

Accounts payable decreased $972,000 in the first six months of fiscal 2009 versus an increase of $144,000 in the same period in fiscal 2008.  Both years were subject to normal fluctuations in the timing of payments.

Other prepaid expenses increased $803,000 in the first six months of fiscal 2009 versus an increase of $1,196,000 in the first six months of fiscal 2008.  The timing of insurance premium payments resulted in an increase in prepaid expenses in both years.  In the first six months of fiscal 2009 spare parts inventory also increased.  In the first six months of fiscal 2008 prepaid income taxes also increased due to timing of tax payments.

Accounts receivable, less allowance for doubtful accounts, increased by $89,000 in the first six months of fiscal 2009 versus an increase of $2,159,000 in the first six months of fiscal 2008.  Sales in the second quarter of fiscal 2009 were slightly less than in the fourth quarter of fiscal 2008, while sales in the second quarter of fiscal 2008 were greater than in the fourth quarter of fiscal 2007.  The comparative sales increase was greater for the second quarter of fiscal 2008 resulting in a larger change in accounts receivable.  The change in both years is also subject to timing of sales and collections and ongoing efforts to improve collection procedures.  We assessed our accounts receivable as of January 31, 2009 using various statistical measures and specific account reviews and believe the quality of our accounts receivable has not diminished compared to January 31, 2008.

Other liabilities increased $914,000 in the first six months of fiscal 2009 compared to an increase of $372,000 in the same period of fiscal 2008.  The change relates primarily to the currency exchange rate fluctuation described above for other assets.

Net cash used in investing activities

Cash used in investing activities was $1,215,000 in the first six months of fiscal 2009 compared to $9,806,000 in the first six months of fiscal 2008.  Cash used for capital expenditures was $7,757,000 for the first six months of fiscal 2009 due primarily to a large capital project related to new product development.  Dispositions of investment securities were greater than purchases of investment securities during this period as a result of the funds needed for the capital projects, as well as to make payments on long-term debt, to pay the fiscal 2008 bonus and to pay dividends.  Cash used for capital expenditures during the first six months of fiscal 2008 was $3,828,000.  Purchases of investment securities were greater than dispositions during this period.  Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities.  During fiscal 2008 we also changed our investment strategy to allocate a greater portion of our financial resources to investments versus cash.

Net cash used in financing activities

Cash used in financing activities was $6,405,000 in the first six months of fiscal 2009 compared to $559,000 in the first six months of fiscal 2008.  Cash used for payment of long-term debt in the first six months of fiscal 2009 was $4,000,000 higher than in the first six months of fiscal 2008.  Cash used to purchase treasury stock in the first six months of fiscal 2009 was $649,000, while no purchases were made in the first six months of fiscal 2008.  Dividend payments in the first six months of fiscal 2009 were $160,000 higher compared to the first six months of fiscal 2008 due to a dividend increase.  In addition, cash provided from the issuance of common stock related to stock options exercise activity in the first six months of fiscal 2009 was $621,000 less than for the same period in fiscal 2008.  The decrease in stock option exercises also provided $69,000 lower excess tax benefit in the first six months of fiscal 2009 compared to the same period of fiscal 2008.

Other

Total cash and investment balances held by our foreign subsidiaries at January 31, 2009 and 2008 were $1,262,000 and $1,372,000, respectively.  Our foreign subsidiaries’ cash and investment balances decreased due to lower net sales.

As part of our normal course of business, we guarantee certain debts and trade payables of our wholly owned subsidiaries.  These arrangements are made at the request of the subsidiaries’ creditors because separate financial statements are not distributed for the wholly owned subsidiaries.  As of January 31, 2009, the value of these guarantees was $551,000 of lease liabilities.

On December 19, 2008, we signed an amendment to extend our $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) that was set to expire on January 27, 2009.  The amended agreement is effective until December 31, 2011 and changes certain terms of the original agreement.

The credit agreement with Harris provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris.  At January 31, 2009, the variable rates would have been 3.3% for the Harris’ prime-based rate or 2.5% for the LIBOR-based rate.  The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets.  The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth.  As of January 31, 2009 and 2008, we had $15,000,000 available under this credit facility and we were in compliance with its covenants.

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

Our capital requirements are subject to change as business conditions warrant and opportunities arise.  The tables in the following subsection summarize our contractual obligations and commercial commitments at January 31, 2009 for the time frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$23,000,000	$1,700,000	$8,600,000	$8,800,000	$3,900,000
Interest on Long-Term Debt	5,045,000	1,374,000	2,190,000	1,228,000	253,000
Operating Leases	12,255,000	2,668,000	3,657,000	2,053,000	3,877,000
Unconditional Purchase Obligations	13,464,000	10,001,000	3,463,000	—	—
Total Contractual Cash Obligations	$53,764,000	$15,743,000	$17,910,000	$12,081,000	$8,030,000

The unconditional purchase obligations represent forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2009, 2010 and 2011.  As of January 31, 2009, the remaining purchase obligation for fiscal 2009 was $7,754,000 for 840,000 MMBtu, for fiscal 2010 was $4,346,000 for 570,000 MMBtu and for fiscal 2011 was $1,364,000 for 160,000 MMBtu.  These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

We are not required to make a contribution to our defined benefit pension plan in fiscal 2009, although we intend to make a contribution of approximately $827,000 as discussed in Note 6 of the notes to the unaudited condensed consolidated financial statements.  We have not presented this obligation for the current or future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

As of January 31, 2009, our non-current liability for uncertain tax positions was approximately $200,000.  We have not presented this obligation in the table above because the timing of future cash flows is dependent on examinations by taxing authorities and can not reasonably be estimated.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$54,332,000	$39,061,000	$13,006,000	$2,265,000	$—

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133 (“SFAS 161”).  This Statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We will adopt this Statement as of February 1, 2009, the beginning of our third quarter of our fiscal year ending July 31, 2009.  We have not historically used any derivative instruments or hedging activities within the scope of SFAS 161, therefore we do not believe this Statement will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”).  This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires the noncontrolling interest to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We will adopt this Statement as of August 1, 2009.  We are currently evaluating the impact this Statement will have on our consolidated financial statements and earnings per share computations.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1).  This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP.  Earlier adoption is prohibited.  We will adopt this FSP as of August 1, 2009.  We are currently evaluating the impact FSP EITF 03-6-1 will have on our consolidated financial statements.

In November 2008, the FASB issued FSP EITF No. 08-7 (“FSP EITF 08-7), Accounting for Defensive Intangible Assets.  This FSP clarifies the definition and accounting for defensive intangible assets acquired in a business combination or an asset acquisition.  This FSP states that, upon acquisition, an intangible asset must be recognized at fair value in accordance with SFAS No. 157, Fair Value Measurement, regardless of how the acquiring entity intends to use the asset.  The intangible asset should be amortized over a useful life approximated by the period over which it is expected to provide direct and indirect cash flows benefits resulting from the limitation against others to use the intangible asset.  FSP EITF 08-7 will be effective for any intangible assets we acquire on or after August 1, 2009.

In December 2008, the FASB issued FSP No. FAS 132(R)-1 (“FSP FAS 132(R)-1”), Employers’ Disclosures about Postretirement Benefit Plan Assets.  This FSP amends SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to expand the disclosure requirements for employers’ pension and other postretirement benefit plan assets.  FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets, the investment policies and strategies for the major categories of plan assets and significant concentrations of risk within plan assets.  We will adopt this FSP in our consolidated financial statements for the fiscal year ended July 31, 2010, on a prospective basis.  We are currently evaluating the impact FSP FAS 132(R)-1 will have on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments.  We had two offsetting interest rate swap agreements with the same counterparty as of January 31, 2009.  We believe that the market risk arising from holding these financial instruments is not material.

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

We are exposed to commodity price risk with respect to fuel.  We have contracted for a portion of our anticipated fuel needs for fiscal years 2009, 2010 and 2011 using forward purchase contracts to mitigate the volatility of our kiln fuel prices.  We increased our forward gas contract purchases as gas prices declined.  As of January 31, 2009, we have purchased natural gas contracts representing approximately 70% of our planned kiln fuel needs for fiscal 2009.  We estimate the weighted average cost of these natural gas contracts in fiscal 2009 to be approximately 17% higher than the contracts in fiscal 2008.

The tables below provide information about our natural gas purchase contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the purchase contracts outstanding at January 31, 2009, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31 of 2009, 2010 and 2011.  The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on March 4, 2009.  All contracts are related to the normal course of business and no contracts are entered into for speculative purposes; therefore, the difference between the contract value and fair value is not recorded on the balance sheet in accordance with the normal purchases exception provided by FAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2009
	Expected 2009 Maturity	Fair Value

Natural Gas Future Volumes (MMBtu)	840,000	—

Weighted Average Price (Per MMBtu)	$9.23	—

Contract Amount ($ U.S., in thousands)	$7,753.9	$3,695.7

Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2010
	Expected 2010 Maturity	Fair Value

Natural Gas Future Volumes (MMBtu)	570,000	—

Weighted Average Price (Per MMBtu)	$7.62	—

Contract Amount ($ U.S., in thousands)	$4,346.0	$3,179.5

Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2011
	Expected 2011 Maturity	Fair Value

Natural Gas Future Volumes (MMBtu)	160,000	—

Weighted Average Price (Per MMBtu)	$8.53	—

Contract Amount ($ U.S., in thousands)	$1,364.4	$1,028.6

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us and our consolidated subsidiaries is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Items 1, 3 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 1A.  RISK FACTORS

For information regarding Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended July 31, 2008.  There have been no material changes in risk factors since July 31, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2009, we did not sell any securities which were not registered under the Securities Act.  The following chart summarizes Common Stock repurchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES[1]

For the Three Months Ended January 31, 2009	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]

November 1, 2008 to
November 30, 2008	300	$16.24	300	272,688

December 1, 2008 to
December 31, 2008	—	—	—	272,688

January 1, 2009 to
January 31, 2009	—	—	—	272,688

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 9, 2008, we held our 2008 Annual Meeting of Stockholders for the purpose of considering and voting on two matters, summarized below.

1.       Election of Directors

The following schedule sets forth the results of the vote to elect eight directors.  As of the record date of the meeting a total of 7,050,955 shares of Common Stock and Class B Stock were eligible to cast a total of 24,284,128 votes.  At the meeting, shares representing a total of 23,326,102 votes were present in person or by proxy.

Director	Votes For	Votes Withheld
J. Steven Cole	23,255,418	70,684
Arnold W. Donald	23,222,032	104,070
Daniel S. Jaffee	22,107,680	1,218,422
Richard M. Jaffee	22,107,580	1,218,522
Joseph C. Miller	22,088,489	1,237,613
Michael A. Nemeroff	22,085,536	1,240,566
Allan H. Selig	23,225,636	100,466
Paul E. Suckow	23,270,787	55,315

2.       Ratification of Independent Registered Public Accounting Firm

Our Audit Committee’s selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending July 31, 2009 was ratified by receiving 23,205,956 votes of a total 24,284,128 eligible votes, with 88,207 votes against and 31,938 votes to abstain.

ITEM 6.  EXHIBITS

(a)	EXHIBITS:

Exhibit No.	Description	SEC Document Reference
10.1	First Amendment, dated as of December 19, 2008, to Credit Agreement among the Company, certain subsidiaries of the Company and Harris N.A. dated as of January 27, 2006.	Filed herewith.

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

BY /s/ Andrew N. Peterson
Andrew N. Peterson
Vice President and Chief Financial Officer

BY /s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer

Dated: March 10, 2009

EXHIBITS

Exhibit No.	Description
10.1	First Amendment, dated as of December 19, 2008, to Credit Agreement among the Company, certain subsidiaries of the Company and Harris N.A. dated as of January 27, 2006.

11	Statement re: Computation of Earnings per Share.

31	Certifications pursuant to Rule 13a – 14(a).

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

Note:
Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213.