Form 10-Q
period 2009-04-30
OIL DRI CORP OF AMERICA
filed 2009-06-05
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended April 30, 2009

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	Accelerated filer ☒	Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2009.

Common Stock – 5,152,780 Shares and Class B Stock – 1,914,797 Shares

	CONTENTS
		Page
	PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3 – 17

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	18 - 26

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	27 - 28

Item 4:	Controls and Procedures	29

	PART II – OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6:	Exhibits	31

Signatures		32

Exhibits		33

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

ASSETS	April 30, 2009	July 31, 2008

Current Assets
Cash and cash equivalents	$11,680	$6,848
Investment in securities	3,996	20,916
Accounts receivable, less allowance of $671 and
$614 at April 30, 2009 and July 31, 2008, respectively	28,711	31,383
Inventories	20,136	17,744
Deferred income taxes	890	890
Prepaid expenses and other assets	5,888	4,870
Total Current Assets	71,301	82,651

Property, Plant and Equipment
Cost	166,223	155,934
Less accumulated depreciation and amortization	(107,681)	(104,494)
Total Property, Plant and Equipment, Net	58,542	51,440

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization
of $371 and $349 at April 30, 2009 and July 31, 2008, respectively	666	733
Debt issuance costs, net of accumulated amortization
of $460 and $525 at April 30, 2009 and July 31, 2008, respectively	319	338
Licensing agreements and non-compete agreements, net of
accumulated amortization of $3,276 and $2,987 at April 30, 2009 and July 31, 2008, respectively	1,463	1,752
Deferred income taxes	2,052	2,048
Other	4,599	4,864
Total Other Assets	14,261	14,897

Total Assets	$144,104	$148,988

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	April 30, 2009	July 31, 2008

Current Liabilities
Current maturities of notes payable	$3,200	$5,580
Accounts payable	5,887	7,491
Dividends payable	922	919
Accrued expenses:
Salaries, wages and commissions	4,725	5,578
Trade promotions and advertising	2,167	2,126
Freight	1,564	2,345
Other	5,979	6,062
Total Current Liabilities	24,444	30,101

Noncurrent Liabilities
Notes payable	18,300	21,500
Deferred compensation	5,750	5,498
Other	4,208	4,263
Total Noncurrent Liabilities	28,258	31,261

Total Liabilities	52,702	61,362

Stockholders’ Equity
Common Stock, par value $.10 per share, issued
7,438,301 shares at April 30, 2009 and 7,392,475 shares at July 31, 2008	744	739
Class B Stock, par value $.10 per share, issued
2,239,538 shares at April 30, 2009 and 2,239,538 shares at July 31, 2008	224	224
Additional paid-in capital	22,809	22,218
Restricted unearned stock compensation	(455)	(674)
Retained earnings	110,053	105,966
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	41	68
Pension and postretirement benefits	(85)	(121)
Cumulative translation adjustment	(158)	612
	133,173	129,032
Less Treasury Stock, at cost (2,285,521 Common and 324,741
Class B shares at April 30, 2009 and 2,261,942 Common and
324,741 Class B shares at July 31, 2008)	(41,771)	(41,406)
Total Stockholders’ Equity	91,402	87,626

Total Liabilities & Stockholders’ Equity	$144,104	$148,988

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)
	For The Nine Months Ended April 30
	2009	2008

Net Sales	$180,311	$172,854
Cost of Sales	(142,802)	(138,019)
Gross Profit	37,509	34,835
Selling, General and Administrative Expenses	(26,711)	(25,347)
Income from Operations	10,798	9,488

Other Income (Expense)
Interest expense	(1,453)	(1,696)
Interest income	321	884
Other, net	9	346
Total Other Income (Expense), Net	(1,123)	(466)

Income Before Income Taxes	9,675	9,022
Income taxes	(2,641)	(2,436)
Net Income	7,034	6,586

Retained Earnings
Balance at beginning of year	105,966	100,503
Cash dividends declared and treasury stock issuances	(2,947)	(2,539)
Retained Earnings – April 30	$110,053	$104,550

Net Income Per Share
Basic Common	$1.06	$1.01
Basic Class B	$0.86	$0.81
Diluted	$0.97	$0.91

Average Shares Outstanding
Basic Common	5,135	5,052
Basic Class B	1,872	1,852
Diluted	7,237	7,206

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Nine Months Ended April 30
	2009	2008

Net Income	$7,034	$6,586

Other Comprehensive Income:
Unrealized gain (loss) on marketable securities	(27)	3
Pension and postretirement benefits	36	13
Cumulative translation adjustment	(770)	156

Total Comprehensive Income	$6,273	$6,758

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)
	For The Three Months Ended April 30
	2009	2008

Net Sales	$58,053	$59,543
Cost of Sales	(44,833)	(48,486)
Gross Profit	13,220	11,057
Selling, General and Administrative Expenses	(9,631)	(8,236)
Income from Operations	3,589	2,821

Other Income (Expense)
Interest expense	(470)	(552)
Interest income	60	232
Other, net	241	213
Total Other Income (Expense), Net	(169)	(107)

Income Before Income Taxes	3,420	2,714
Income taxes	(1,004)	(701)
Net Income	$2,416	$2,013

Net Income Per Share
Basic Common	$0.36	$0.30
Basic Class B	$0.29	$0.25
Diluted	$0.33	$0.28

Average Shares Outstanding
Basic Common	5,149	5,092
Basic Class B	1,880	1,862
Diluted	7,223	7,223

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Three Months Ended April 30
	2009	2008

Net Income	$2,416	$2,013

Other Comprehensive Income:
Unrealized gain on marketable securities	11	12
Pension and postretirement benefits	12	1
Cumulative translation adjustment	107	(55)

Total Comprehensive Income	$2,546	$1,971

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)
	For The Nine Months Ended April 30
CASH FLOWS FROM OPERATING ACTIVITIES	2009	2008
Net Income	$7,034	$6,586
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,427	5,596
Amortization of investment discount	(115)	(601)
Non-cash stock compensation expense	353	691
Excess tax benefits for share-based payments	(189)	(277)
Deferred income taxes	5	16
Provision for bad debts	50	109
Loss on the sale of fixed assets	35	161
(Increase) Decrease in:
Accounts receivable	2,623	(3,285)
Inventories	(2,392)	(1,704)
Prepaid expenses	(1,018)	(770)
Other assets	(1,042)	(790)
Increase (Decrease) in:
Accounts payable	(1,424)	1,431
Accrued expenses	(1,676)	(1,233)
Deferred compensation	252	392
Other liabilities	384	(199)
Total Adjustments	1,273	(463)
Net Cash Provided by Operating Activities	8,307	6,123

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,682)	(4,352)
Proceeds from sale of property, plant and equipment	22	43
Purchases of investment securities	(73,965)	(71,940)
Dispositions of investment securities	91,000	71,500
Net Cash Provided by (Used in) Investing Activities	4,375	(4,749)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(5,580)	(4,080)
Dividends paid	(2,760)	(2,528)
Purchase of treasury stock	(656)	(20)
Proceeds from issuance of treasury stock	107	--
Proceeds from issuance of common stock	272	1,075
Excess tax benefits for share-based payments	189	277
Other, net	(312)	45
Net Cash Used in Financing Activities	(8,740)	(5,231)

Effect of exchange rate changes	890	(111)

Net Increase (Decrease) in Cash and Cash Equivalents	4,832	(3,968)
Cash and Cash Equivalents, Beginning of Year	6,848	12,133
Cash and Cash Equivalents, April 30	$11,680	$8,165

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.  Operating results for the three months and the nine months ended April 30, 2009 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2009.

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

During the normal course of our overburden removal activities we perform on-going reclamation activities.  As overburden is removed from a pit, it is hauled to previously mined pits and used to refill older sites.  This process allows us to continuously reclaim older pits and dispose of overburden simultaneously.

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

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities by clarifying the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired and by improving the related presentation and disclosure for such debt and equity securities in the financial statements.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We will adopt this FSP at our fiscal year end of July 31, 2009.  We do not believe this FSP will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We will adopt this FSP at our fiscal year end July 31, 2009.  We do not believe this FSP will have a material impact on our consolidated financial statements.

In April 2009, FASB issued FSP SFAS No. 157-4 (“FSP SFAS 157-4) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”) when the volume and level of activity for the asset or liability have significantly decreased.  FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We will adopt this FSP at our fiscal year end July 31, 2009.  We do not believe this FSP will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  This FSP addresses issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We will adopt this FSP as of August 1, 2009 and will apply it to future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”).  This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires the noncontrolling interest to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We will adopt this Statement as of August 1, 2009.  We do not believe this SFAS will have an impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1).  This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP.  Earlier adoption is prohibited.  We will adopt this FSP as of August 1, 2009.  We do not believe this FSP will have a material impact on our consolidated financial statements or our earnings per share.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  In February 2008, SFAS 157 was amended by FASB Staff Positions (“FSP”) SFAS No. 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP SFAS 157-1”) and by FSP SFAS No. 157-2 Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”).  FSP SFAS 157-1 amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  FSP SFAS 157-1 was effective upon the initial adoption of SFAS 157.  FSP SFAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

In October 2008, SFAS 157 was further amended by FSP SFAS No. 157-3 (“FSP SFAS 157-3”) Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  FSP SFAS 157-3 was effective upon issuance and clarifies the application of SFAS 157 in a market that is not active.  We did not have any financial assets in a market that was not active; therefore, the adoption of FSP SFAS 157-3 had no impact on our consolidated financial statements.  See Note 5 for the description of our adoption of the nondelayed portions of SFAS 157.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS 159 is to improve financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  We adopted this Statement as of August 1, 2008.  We did not elect the Fair Value Option for any of our financial assets or liabilities; therefore, the adoption of FAS 159 had no impact on our consolidated financial position, results of operations or cash flows.

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

4.	INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	April 30,	July 31,
	2009	2008
Finished goods	$12,308	$10,076
Packaging	3,955	3,798
Other	3,873	3,870
	$20,136	$17,744

Inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs.  We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary.  The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered.  The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date.  The inventory obsolescence reserve values at April 30, 2009 and July 31, 2008 were $176,000 and $138,000, respectively.

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

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at April 30, 2009 (in thousands)
	Total	Level 1	Level 2
Assets
Cash and cash equivalents	$1,801	$1,801	$--
Marketable equity securities	44	44	--
Cash surrender value of life insurance	3,622	--	3,622

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

Cash surrender value of life insurance is classified as Level 2.  The value was determined by the underwriting insurance company’s valuation models and represents the guaranteed value we would receive upon surrender of these policies as of April 30, 2009.  These life insurance policies are held on key employees.

The investments in securities of $3,996,000 reported on our unaudited condensed consolidated balance sheets consisted of U.S. Treasury securities carried at amortized cost and are not included in the above table.

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

6. PENSION AND OTHER POST RETIREMENT BENEFITS

The components of net periodic pension benefits cost of our sponsored defined benefit plans were as follows:

	PENSION PLANS (dollars in thousands)
	Three Months Ended		Nine Months Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Components of net periodic pension benefit cost:
Service cost	$210	$254	$631	$678
Interest cost	334	414	1,002	998
Expected return on plan assets	(324)	(506)	(974)	(1,200)
Net amortization	11	(78)	35	8
	$231	$84	$694	$484

We have funded the plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974, as amended.  During the third quarter of fiscal 2009 we made a contribution of $827,000 to our pension plan.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk for certain information regarding the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

The components of the net periodic postretirement health benefit cost were as follows:

	POST RETIREMENT HEALTH BENEFITS (dollars in thousands)
	Three Months Ended		Nine Months Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Components of net periodic postretirement benefit cost:
Service cost	$15	$21	$46	$55
Interest cost	23	25	70	61
Amortization of net transition obligation	4	4	12	12
Net actuarial loss	4	(5)	11	1
	$46	$45	$139	$129

Our plan covering postretirement health benefits is an unfunded plan.

Assumptions used in the previous calculations were as follows:

	PENSION PLAN		POST RETIREMENT HEALTH BENEFITS
	For three and nine months ended:
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Discount rate for net periodic benefit cost	7.00%	6.50%	7.00%	6.50%
Rate of increase in compensation levels	4.00%	4.00%	--	--
Long-term expected rate of return on assets	7.50%	8.00%	--	--
Measurement date	7/31/2008	7/31/2007	7/31/2008	7/31/2007
Census date	8/1/2008	8/1/2007	8/1/2008	8/1/2007

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

We do not rely on any segment asset allocations and we do not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations below for those assets for which we can reasonably determine.  The unallocated asset category is the remainder of our total assets.  The asset allocation is estimated and is not a measure used by our chief operating decision maker about allocating resources to the operating segments or in assessing their performance.  The corporate expenses line includes certain unallocated expenses including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as research and development, information systems, finance, legal, human resources and customer service.  Corporate expenses also include the annual incentive plan bonus accrual.

	Assets
	April 30,	July 31,
	2009	2008
	(in thousands)
Business to Business Products	$42,518	$38,026
Retail and Wholesale Products	68,413	66,838
Unallocated Assets	33,173	44,124
Total Assets	$144,104	$148,988

(in thousands)

		Nine Months Ended April 30,
	Net Sales		Operating Income
	2009	2008	2009	2008
		(in thousands)
Business to Business Products	$58,841	$55,802	$11,991	$11,561
Retail and Wholesale Products	121,470	117,052	11,908	11,416
Total Sales/Operating Income	$180,311	$172,854	23,899	22,977
Less:
Corporate Expenses			13,092	13,143
Interest Expense, net of
Interest Income			1,132	812
Income before Income Taxes			9,675	9,022
Income Taxes			(2,641)	(2,436)
Net Income			$7,034	$6,586

	Three Months Ended April 30,
	Net Sales		Operating Income
	2009	2008	2009	2008
		(in thousands)

Business to Business Products	$19,992	$20,322	$4,085	$3,904
Retail and Wholesale Products	38,061	39,221	4,693	3,183
Total Sales/Operating Income	$58,053	$59,543	8,778	7,087
Less:
Corporate Expenses			4,948	4,053
Interest Expense, net of
Interest Income			410	320
Income before Income Taxes			3,420	2,714
Income Taxes			(1,004)	(701)
Net Income			$2,416	$2,013

8. STOCK-BASED COMPENSATION

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”) in the first quarter of fiscal 2006.  In accordance with this pronouncement, we record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  The stock-based compensation expense in the first nine months of fiscal years 2009 and 2008 is the cost related to the unvested portion of grants issued after August 1, 2000 and grants issued after July 31, 2005.

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

On March 14, 2006, our Board of Directors unanimously approved adoption of the Oil-Dri Corporation of America 2006 Long Term Incentive Plan; our Board amended and restated the plan following the five-for-four stock split described below (as so amended and restated, the “2006 Plan”).  The 2006 Plan was approved by our stockholders at our annual meeting on December 5, 2006.  The 2006 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards.  Our employees and non-employee directors are eligible to receive grants under the 2006 Plan.  The total number of shares of Stock subject to grants under the 2006 Plan may not exceed 919,500.  Since plan inception, option grants covering 25,000 shares were issued to our outside directors with a vesting period of one year and option grants covering 32,500 shares were issued to employees with vesting similar to the vesting described above under the 1995 Plan.  There were 90,000 shares of restricted stock issued under the 2006 Plan.

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to our directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant.  Our directors are considered employees under the provisions of SFAS 123R.  Stock options have been granted to our directors for a 10-year term with a one year vesting period.  There are 63,250 stock options outstanding as of April 30, 2009 and no stock options available for future grants under this plan.  All stock issued under this plan were from treasury stock.

A five-for-four stock split was announced by our Board on June 6, 2006.  In keeping with historical practices, we have adjusted the number of shares and the option prices to equitably adjust all outstanding stock options.  Under SFAS 123R, the equitable adjustment of outstanding options to reflect a change in capitalization (such as a stock split) may require the recognition of incremental compensation expense if the adjustment is not determined to have been required by the actual terms of the equity incentive plan.  The Directors’ Plan and the 1995 Plan may be deemed to have been discretionary, rather than required by the actual terms of these plans.  We therefore recognized additional stock-based compensation expense as a result of the modification of approximately $8,000 and $99,000 in the third quarter of fiscal 2009 and 2008, respectively, and $69,000 and $306,000 in the first nine months of fiscal 2009 and 2008, respectively.

There were no stock options granted in the first nine months of fiscal years 2009 or 2008.

Changes in our stock options during the first nine months of fiscal 2009 were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, July 31, 2008	624	$ 8.66	4.4	$ 4,688
Exercised	(64)	$ 5.94		$ 713
Cancelled	(15)	$ 8.32		$ 117
Options outstanding, April 30, 2009	545	$ 8.99	3.9	$ 3,919
Options exercisable, April 30, 2009	513	$ 8.60	3.7	$ 3,870

The amount of cash received from the exercise of stock options during the third quarter of fiscal 2009 was $36,000 and the related tax benefit was $19,000.  The amount of cash received from the exercise of stock options during the first nine months of fiscal 2009 was $379,000 and the related tax benefit was $192,000.

Restricted Stock

Our 1995 Plan and 2006 Plan both provide for grants of restricted stock.  The vesting schedule under the 1995 Plan has varied, but has generally been three years or less.  Under the 2006 Plan, the grants issued so far have vesting periods between three and five years.

Included in our stock-based compensation expense in the third quarter of fiscal years 2009 and 2008 is $71,000 and $77,000, respectively, related to the unvested restricted stock granted in fiscal 2006.  In the first nine months of fiscal years 2009 and 2008, the expense related to the unvested restricted stock was $219,000 and $244,000, respectively.  No shares of restricted stock were granted in the first nine months of fiscal 2009.

Changes in our restricted stock outstanding during the first nine months of fiscal 2009 were as follows:

	(shares in thousands)
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at July 31, 2008	55	$15.42
Vested	(20)
Unvested restricted stock at April 30, 2009	35	$15.37

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2009 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2008

Consolidated net sales for the nine months ended April 30, 2009 were $180,311,000, an increase of 4% from net sales of $172,854,000 in the first nine months of fiscal 2008.  Net income for the first nine months of fiscal 2009 was $7,034,000, an increase of 7% from net income of $6,586,000 in the first nine months of fiscal 2008.  Diluted income per share for the first nine months of fiscal 2009 was $0.97 compared to $0.91 for the first nine months of fiscal 2008.

Net income for the first nine months of fiscal 2009 was positively impacted by a higher average net selling price and was negatively affected by higher costs and by lower tons sold compared to the first nine months of fiscal 2008.  Selling prices were increased to contend with higher costs incurred throughout our business, and particularly in freight, packaging and materials.  Freight costs were impacted by fuel prices which affect our truck, rail and ship distribution channels.  Packaging costs were affected by prices for resin and paper commodities. Our fuel, paper and resin costs decreased during the later part of the first nine months of fiscal 2009; however, our overall freight and packaging costs were higher than in the first nine months of fiscal 2008.  Material costs were similarly impacted by the cost of fuel used to dry our clay-based products and to transport raw materials.  As described in Item 3. Quantitative and Qualitative Disclosure About Market Risk, we employ a forward purchase policy to mitigate the volatility of the cost of fuel used to dry our clay-based products.  Under this policy, the impact of fuel cost increases may be lessened; however, the benefit of fuel cost decreases may also be moderated.  Both the Business to Business Products Group and the Retail and Wholesale Products Group experienced improved operating income as higher net selling prices outweighed increased costs and decreased tons sold.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first nine months of fiscal 2009 were $58,841,000, an increase of $3,039,000 from net sales of $55,802,000 in the first nine months of fiscal 2008.  The net sales increase was attributed primarily to higher net selling prices that more than offset an overall 8% decrease in tons sold.  Tons sold were down for all products, except for co-packaged cat litter products.  Our co-packaged traditional coarse cat litter net sales increased 13% due primarily to an increase in net selling price accompanied by a 4% increase in tons sold.  Net sales of agricultural chemical carriers increased 15% due primarily to higher net selling prices that overcame a 9% decrease in tons sold.  Fewer tons were sold in the crop protection market due to greater use of genetically modified seed and in the lawn and garden market due to the weak economy and the increased use of engineered granules.  Net sales of our flowability aid product increased 5% while tons sold decreased 21%.  The demand for flowability aid products used in animal feed was reduced due to the protein content of the soybean crop which is a determining factor in feed formulations.  Net sales of bleaching earth and fluid purification products increased 4% due primarily to a higher net selling price while tons sold declined 6%.  A good quality soybean crop, which requires less bleaching clay to process the oil, a weak global economy and high export freight costs resulted in lower tons sold for bleaching earth products.  Animal health and nutrition products reported a 10% increase in net sales with a 21% decline in tons sold.  The increase in net sales of animal health and nutrition products was due primarily to increased net selling prices and the initial sales of new products.  Tons sold declined during the first nine months of fiscal 2009 in part due to the transition of customers to these new products.  Sports products experienced a 19% decline in net sales along with a 23% decline in tons sold.  Sales of our baseball products suffered from the impact of the economic downturn on municipalities and other recreational baseball customers.  Sales of golf products declined upon the loss of a golf products distributor.

The Business to Business Products Group’s segment operating income increased 4% from $11,561,000 in the first nine months of fiscal 2008 to $11,991,000 in the first nine months of fiscal 2009.  Higher net selling prices offset decreased tons sold and an approximately 11% increase in combined freight, materials and packaging costs.  Freight costs increased approximately 14%.  Although overall international freight costs and domestic diesel fuel prices declined during the later part of the first nine months of fiscal 2009, on average our freight costs were higher compared to the first nine months of fiscal 2008.  Material costs were impacted by increased costs for fuel used to dry our clay-based products which resulted in approximately a 13% cost increase.  See the discussion of manufacturing costs under Consolidated Results below.  Conversely, packaging costs decreased approximately 7% due primarily to lower costs for resin.  Selling, general and administrative expenses for the Group were up approximately 26% due primarily to increased product development and marketing costs associated with the launch of new animal health and nutrition products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first nine months of fiscal 2009 were $121,470,000, an increase of $4,418,000 from net sales of $117,052,000 reported in the first nine months of fiscal 2008.  The net sales growth was driven by increased average net selling prices that more than offset a 2% decline in tons sold.  The decline in total tons sold was driven by reductions in tons sold by our foreign subsidiaries and in sales of our industrial absorbents, while domestic cat litter tons sold were flat.  Net sales of private label cat litter increased 9% due primarily to 3% more tons sold and a higher net selling price.  The higher tons sold was the result of expanded distribution to existing customers, as well as distribution to new customers.  Net sales of branded cat litter also increased 6% due to higher net selling prices that more than offset a 6% decline in tons sold.  Our branded coarse cat litter tons sold declined; however, our branded scoopable cat litter tons sold increased as a result of new products and marketing programs.  Net sales of domestic industrial absorbents also increased 4% due to a higher net selling price while tons sold were 2% lower due to poor economic conditions in the domestic manufacturing and automotive industries.  Net sales of our foreign subsidiaries decreased 23% with a 14% decline in tons sold.  Both our United Kingdom and Canadian subsidiaries have been negatively impacted by weak local currencies compared to the U.S. Dollar and the worldwide economic slowdown.  See Foreign Operations below for further information regarding our foreign subsidiaries’ results.

The Retail and Wholesale Products Group’s segment operating income increased 4% to $11,908,000 in the first nine months of fiscal 2009 from $11,416,000 in the first nine months of fiscal 2008.  A higher net selling price overcame an approximate 5% increase in combined freight, materials and packaging costs compared to the first nine months of fiscal 2008.  Packaging costs increased approximately 7% due primarily to higher paper prices.  Material costs increased approximately 6% due primarily to the higher cost for fuel used to dry our clay-based products compared to the prior fiscal year.  Freight costs were even with the prior fiscal year as lower diesel prices have reduced domestic freight costs, particularly in the later part of the first nine months of fiscal 2009.  Selling, general and administrative expenses for the Group increased approximately 10% due primarily to higher advertising costs.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the first nine months of fiscal 2009 was 21% compared to 20% in the first nine months of fiscal 2008.  Higher net selling prices outweighed increased fuel, manufacturing, freight, material and packaging costs.  The cost of fuel used in the manufacturing process was 24% higher in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008.  Non-fuel manufacturing costs, including depreciation and amortization, also increased 10% over the same period of the prior fiscal year.  Significant manufacturing cost increases were in purchased materials, repairs, labor and non-kiln fuel.

We use natural gas, fuel oil and coal in the manufacturing process to operate kilns that dry our clay.  As described below in Item 3. Quantitative and Qualitative Disclosures About Market Risk, we have contracted for a substantial portion of our planned fuel needs for fiscal 2009.  Despite recent decreased market prices in some energy-related commodities, we anticipate that fuel costs incurred during fiscal 2009 will exceed costs in fiscal 2008.

Selling, general and administrative expenses as a percentage of net sales for the first nine months of fiscal 2009 were 15%, the same as in the first nine months of fiscal 2008.  The discussions of the Groups’ operating income above describe the fluctuation in the selling, general and administrative expenses that were allocated to the operating segments.  The remaining unallocated corporate expenses were slightly lower due primarily to a lower estimated annual incentive plan bonus accrual.  The lower incentive bonus expense was based on performance targets that are established for each year.

Interest expense was $243,000 less for the first nine months of fiscal 2009 compared to the same period in fiscal 2008 due to continued debt reduction.  Interest income was $563,000 lower in the first nine months of fiscal 2009 due primarily to a lower average interest rate and a lower average investment balance.

Our effective tax rate was 27% of pre-tax income in the first nine months of fiscal 2009, the same as in the first nine months of fiscal 2008.  The effective tax rate was based on the projected level and composition of our taxable income for fiscal 2009.

Total assets decreased $4,884,000 or 3% during the first nine months of fiscal 2009.  Current assets decreased $11,350,000 or 14% from fiscal 2008 year-end balances due primarily to decreased investments in Treasury securities and accounts receivable.  These decreases were partially offset by increased cash and cash equivalents, inventories and prepaid expenses.  The changes in current assets are described below in Liquidity and Capital Resources.  Property, plant and equipment, net of accumulated depreciation, increased $7,102,000 during the first nine months of fiscal 2009 due primarily to the capital projects related to new product development at our manufacturing facilities and the purchase of land.

Total liabilities decreased $8,660,000 or 14% during the first nine months of fiscal 2009.  Current liabilities decreased $5,657,000 or 19% due primarily to decreased current maturities of notes payable, accounts payable, accrued salaries and accrued freight.  Increased accrued trade promotions partially offset these decreases.  The changes in current liabilities are described below in Liquidity and Capital Resources.  Non-current liabilities decreased $3,003,000 or 10% due to lower notes payable partially offset by an increased deferred compensation liability.  The decrease in notes payable is due to the reclassification from long-term to current.  The increase in the deferred compensation liability is due to ongoing deferrals and accrued interest.

THREE MONTHS ENDED APRIL 30, 2009 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2008

Consolidated net sales for the three months ended April 30, 2009 were $58,053,000, a decrease of 3% from net sales of $59,543,000 in the third quarter of fiscal 2008.  Net income for the third quarter of fiscal 2009 was $2,416,000, an increase of 20% from net income of $2,013,000 in the third quarter of fiscal 2008.  Diluted income per share for the third quarter of fiscal 2009 was $0.33 compared to $0.28 diluted net income per share for the third quarter of fiscal 2008.

Net income for the third quarter of fiscal 2009 was positively impacted by a higher average net selling price and generally flat costs for fuel used in the manufacturing process and combined materials, packaging and freight costs.  To a lesser extent, net income was negatively affected by lower tons sold and higher non-fuel manufacturing costs, including depreciation and amortization.  Operating income improved for both the Retail and Wholesale Products Group and for the Business to Business Products Group.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the third quarter of fiscal 2009 were $19,992,000, a decrease of $330,000 or 2% from net sales of $20,322,000 in the third quarter of fiscal 2008.  This decrease was due primarily to a 14% decline in tons sold which prevailed over higher net selling prices.  Net sales were down for sports products, bleaching earth and fluid filtration products.  Net sales of sports products declined 24% with 26% lower tons sold.  Sales of our baseball products declined due to the negative impact of economic conditions on municipalities and other recreational baseball customers.  Sales of golf products decreased upon the loss of a distributor.  Net sales of bleaching earth and fluid purification products were down 10% from the third quarter last year as a 17% decline in tons sold outweighed a higher net selling price.  The lower tons sold for bleaching earth products were the result of a weak global economy and a good quality soybean crop, which requires less bleaching clay to process the oil.  Net sales of our flowability aid product decreased 11% with 25% lower tons sold.  The demand for flowability aid products used in animal feed was reduced due to the protein content of the soybean crop which is a determining factor in feed formulations.  Net sales increased for agricultural chemical carriers, co-packaged products and animal health and nutrition products.  Net sales of agricultural chemical carriers were up 15% due primarily to a higher net selling price that more than offset a 7% decrease in tons sold.  Agricultural chemical carriers tons sold declined primarily in the lawn and garden market due to the increased use of engineered granules and the poor economy.  A higher net selling price for our co-packaged traditional coarse cat litter and a 5% increase in tons sold resulted in an 11% net sales increase; however, under the terms of the agreement with our co-packaging partner, the net selling price was reduced at the end of the third quarter of fiscal 2009.  Net sales of animal health and nutrition products were up 14% due primarily to increased net selling prices and the sales of new products.

The Business to Business Products Group’s segment operating income increased 5% from $3,904,000 in the third quarter of fiscal 2008 to $4,085,000 in the third quarter of fiscal 2009.  The income increase was due primarily to a higher net selling price that offset both lower tons sold and slightly higher combined freight, materials and packaging costs.   Material costs increased approximately 10% due to higher costs associated with the mining and processing of our clay as described under Consolidated Results below. The Group’s average freight cost was approximately 9% lower compared to the third quarter of fiscal 2008 as the result of lower international freight costs and lower domestic diesel fuel prices. Packaging costs decreased about 8% in the third quarter of fiscal 2009 due to lower costs for resin and paper.  Selling, general and administrative expenses for the Group increased approximately 31% due primarily to increased marketing and other costs associated with the launch of new animal health and nutrition products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the third quarter of fiscal 2009 were $38,061,000, a decrease of $1,160,000 or 3% from net sales of $39,221,000 reported in the third quarter of fiscal 2008.  The net sales decline was driven by a 9% decrease in tons sold that outweighed increased net selling prices.  Domestic industrial absorbents and cat litter products, as well as our foreign subsidiaries all experienced a reduction in tons sold.  Net sales of our foreign subsidiaries decreased 31% with a 17% decline in tons sold.  Both our United Kingdom and Canadian subsidiaries have been negatively impacted by weak local currencies compared to the U.S. Dollar and the worldwide economic slowdown.  See Foreign Operations below for further information regarding our foreign subsidiaries’ results.  Total cat litter net sales were up 1% as a higher net selling price offset a decrease in tons sold of approximately 6%.  Net sales of private label cat litter increased 1% due a higher net selling price that offset 4% lower tons sold.  Net sales of branded cat litter also increased 1% due primarily to higher net selling prices that offset a 10% decline in tons sold.  Sales of our branded coarse cat litter declined in dollars and tons sold; however, sales of our branded scoopable cat litter increased in dollars and tons sold due to improved sales to existing customers.  Our industrial absorbents net sales were flat for the quarter with 7% lower tons sold. The continuing poor economic conditions in the manufacturing and automotive industries had a negative impact on industrial absorbent sales.

The Retail and Wholesale Products Group’s segment operating income increased 47% to $4,693,000 in the third quarter of fiscal 2009 from $3,183,000 in the third quarter of fiscal 2008.  Combined freight, materials and packaging costs decreased slightly compared to the third quarter of fiscal 2008.  Freight costs declined approximately 9% due to lower diesel fuel prices.  Material and packaging costs were flat with the third quarter of fiscal 2008.  Selling, general and administrative expenses for the Group increased approximately 5% due primarily to higher advertising costs.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales was 23% for the third quarter of fiscal 2009 compared to 19% in the third quarter of fiscal 2008.  Higher net selling prices prevailed over an increase in non-fuel manufacturing costs, while the cost of fuel used in the manufacturing process and combined materials, packaging and freight were flat.  Non-fuel manufacturing costs, including depreciation and amortization, increased 8%.  Significant manufacturing cost increases were in purchased materials, repairs, labor and non-kiln fuel.

Selling, general and administrative expenses as a percentage of net sales were 17% for the third quarter of fiscal 2009 compared to 14% in the third quarter of fiscal 2008. The discussions of the Groups’ operating income above describe the fluctuation in the selling, general and administrative expenses that were allocated to the operating segments.  The remaining unallocated corporate expenses were higher due primarily to a higher quarterly estimated annual incentive plan bonus accrual.  The incentive bonus accrual was based on performance targets that are established for each year and the estimated accrual is calculated quarterly based on actual results compared to these targets.

Interest expense was $82,000 lower for the third quarter of fiscal 2009 compared to the same period in fiscal 2008 due to continued debt reduction.  Interest income was $172,000 lower in the third quarter of fiscal 2009 due primarily to a lower average interest rate and a lower average investment balance.

Our effective tax rate was 29% of pre-tax income in the third quarter of fiscal 2009 compared to 26% for the third quarter of fiscal 2008.  The effective tax rate for the third quarter of fiscal 2009 included an adjustment to increase the nine month effective tax rate to 27% based on the projected level and composition of our taxable income for fiscal 2009.  The effective tax rate for the third quarter of fiscal 2008 included an adjustment to decrease the nine month effective tax rate to 27% based on the projected level and composition of our taxable income for fiscal 2008.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first nine months of fiscal 2009 were $10,206,000 or 6% of our consolidated net sales.  This represents a decrease of 23% compared to foreign subsidiary net sales from the first nine months of fiscal 2008 of $13,186,000 or 8% of our consolidated net sales.  Net sales and tons sold decreased in both our Canadian and United Kingdom subsidiaries.  Industrial absorbent sales were down for both subsidiaries as the worldwide economic slowdown impacted sales through reduced orders.  In addition, the British Pound was approximately 21% weaker and the Canadian Dollar was approximately 15% weaker against the U.S. Dollar for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008, which resulted in lower sales values after translation to U.S. Dollars for the first nine months of fiscal 2009.  For the first nine months of fiscal 2009, our foreign subsidiaries reported a net loss of $496,000, a decrease of $1,432,000 from the $936,000 net income reported in the first nine months of fiscal 2008.  The lower tons sold and currency impacts described above contributed to the net loss, along with increased material and packaging costs.

Identifiable assets of our foreign subsidiaries as of April 30, 2009 were $9,186,000 compared to $11,101,000 as of April 30, 2008.  The decrease is due primarily to lower cash balances and the weaker value of both the British Pound and Canadian Dollar compared to the U.S. Dollar as of April 30, 2009 versus April 30, 2008.  The exchange rate fluctuation resulted in lower asset values translated to U.S. Dollars as of April 30, 2009.

Net sales by our foreign subsidiaries during the third quarter of fiscal 2009 were $3,117,000 or 5% of our consolidated net sales.  This represents a 31% decrease compared to foreign subsidiary net sales from with the third quarter of fiscal 2008 of $4,488,000 or 8% of our consolidated net sales.  Net sales and tons sold decreased in both our Canadian and United Kingdom subsidiaries. Industrial absorbent sales were down for both subsidiaries due to the continued worldwide economic slowdown.  Canadian cat litter sales also declined for the third quarter of fiscal 2009.  The quarter’s results were further impacted by the British Pound approximately 27% weaker and the Canadian Dollar approximately 19% weaker against the U.S. Dollar as described for the nine month period above.  For the third quarter of fiscal 2009, our foreign subsidiaries reported a net loss of $63,000, a decrease of $510,000 from the $447,000 net income reported in the third quarter of fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, the purchasing and upgrading of real estate, equipment and facilities, funding new product development and investing in infrastructure and potential acquisitions.  We principally have used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements.  Cash and cash equivalents increased $4,832,000 during the first nine months of fiscal 2009 to $11,680,000 at April 30, 2009.

The following table sets forth certain elements of our unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	April 30, 2009	April 30, 2008
Net cash provided by operating activities	$8,307	$6,123
Net cash provided by (used in) investing activities	4,375	(4,749)
Net cash used in financing activities	(8,740)	(5,231)
Effect of exchange rate changes	890	(111)
Net increase (decrease) in cash and cash equivalents	$4,832	$(3,968)

Net cash provided by operating activities

Net cash provided by operations was $8,307,000 for the first nine months of fiscal 2009, compared to $6,123,000 for the first nine months of fiscal 2008.  The increase was due primarily to increased net income and changes in working capital.  For the first nine months of fiscal years 2009 and 2008, the primary components of working capital that impacted operating cash flows were as follows:

Accounts receivable, less allowance for doubtful accounts, decreased by $2,623,000 in the first nine months of fiscal 2009 compared to an increase of $3,285,000 in the first nine months of fiscal 2008.  Sales in the third quarter of fiscal 2009 were significantly less than in the fourth quarter of fiscal 2008, particularly in the comparison of the last month of each quarter.  Sales in the third quarter of fiscal 2008 were greater than in the fourth quarter of fiscal 2007, again particularly in the comparison of the last month of each quarter.  The change in both years is also subject to timing of sales and collections and ongoing efforts to improve collection procedures.  We assessed our accounts receivable as of April 30, 2009 using various statistical measures and specific account reviews and believe the quality of our accounts receivable has not diminished compared to April 30, 2008.

Inventories increased $2,392,000 in the first nine months of fiscal 2009 compared to an increase of $1,704,000 in the same period in fiscal 2008.  Finished goods inventories increased in the first nine months of fiscal 2009 due primarily to increased tons in inventory to cover downtime for planned maintenance.  Finished goods and packaging inventories increased in the first nine months of fiscal 2008 due to normal operational fluctuations and higher costs.

Other assets increased $1,042,000 in the first nine months of fiscal 2009 compared to an increase of $790,000 in the first nine months of fiscal 2008.  The change in other assets includes the effect of currency exchange rate fluctuations on non-cash assets held by our foreign subsidiaries.  The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar resulted in a significant increase in other assets in the first nine months of fiscal 2009, while in the same period of fiscal 2008 the result was a small decrease.  The increase in other assets in the first nine months of fiscal 2008 was primarily due to a noncurrent receivable established in a new arrangement with our co-packaging partner.

Other prepaid expenses increased $1,018,000 in the first nine months of fiscal 2009 compared to an increase of $770,000 in the first nine months of fiscal 2008.  The timing of insurance premium payments resulted in an increase in prepaid expenses in both years.  Spare parts inventory also increased in the first nine months of fiscal 2009.

Accrued expenses decreased $1,676,000 in the first nine months of fiscal 2009 compared to a decrease of $1,233,000 in the first nine months of fiscal 2008.  The decrease in both years was due primarily to nine months of discretionary bonus accrued at April 30 compared to twelve months accrued at July 31.  The lower bonus accrual at April 30, 2009 resulted in a comparatively greater decrease.  Accrued freight decreased for the first nine months of fiscal 2009 due to lower costs and lower tons sold, particularly during the last month of the quarter.  Accrued freight increased for the first nine months of fiscal 2008 due to higher costs and higher tons sold during the third quarter.  Accrued freight in both years is impacted by the timing of payments and shipments at quarter-end.

Accounts payable decreased $1,424,000 in the first nine months of fiscal 2009 compared to an increase of $1,431,000 in the same period in fiscal 2008.  The decrease in fiscal 2009 reflected a recent decline in manufacturing fuel costs combined with fewer tons of clay processed at our plants, particularly during the last month of the fiscal 2009 third quarter.  The increase in fiscal 2008 reflected higher manufacturing fuel costs and more tons of clay processed at our plants.  Both years were subject to normal fluctuations in the timing of payments.

Other liabilities increased $384,000 in the first nine months of fiscal 2009 compared to a decrease of $199,000 in the same period of fiscal 2008.  The change relates primarily to the currency exchange rate fluctuation described above for other assets.

Net cash provided by (used in) investing activities

Cash provided by investing activities was $4,375,000 in the first nine months of fiscal 2009 compared to cash used in investing activities of $4,749,000 in the first nine months of fiscal 2008.  Dispositions of investment securities were greater than purchases of investment securities during the first nine months of fiscal 2009 as a result of the funds needed for capital projects, as well as to make payments on long-term debt, to pay the fiscal 2008 bonus and to pay dividends.  Cash used for capital expenditures of $12,682,000 during this period included approximately $7,000,000 related to construction of a new plant to produce engineered granules and land purchases.  Purchases of investment securities were greater than dispositions during the first nine months of fiscal 2008.  During fiscal 2008 we changed our investment strategy to allocate a greater portion of our financial resources to investments compared to cash.  Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities.  Cash used for capital expenditures during the first nine months of fiscal 2008 was $4,352,000.

Net cash used in financing activities

Cash used in financing activities was $8,740,000 in the first nine months of fiscal 2009 compared to $5,231,000 in the first nine months of fiscal 2008.  Cash used for payment of long-term debt in the first nine months of fiscal 2009 was $1,500,000 higher than in the first nine months of fiscal 2008.  Cash used to purchase treasury stock in the first nine months of fiscal 2009 was $656,000 compared to $20,000 in the first nine months of fiscal 2008.  Dividend payments in the first nine months of fiscal 2009 were $232,000 higher compared to the first nine months of fiscal 2008 due to a dividend increase.  In addition, cash provided from the issuance of common stock and treasury stock related to stock options exercise activity in the first nine months of fiscal 2009 was $696,000 less than for the same period in fiscal 2008.  The decrease in stock option exercises also provided $88,000 lower excess tax benefit in the first nine months of fiscal 2009 compared to the same period of fiscal 2008.

Other

Total cash and investment balances held by our foreign subsidiaries at April 30, 2009 and 2008 were $1,125,000 and $2,116,000, respectively.  Our foreign subsidiaries’ cash and investment balances decreased due to lower net sales.

As part of our normal course of business, we guarantee certain debts and trade payables of our wholly owned subsidiaries.  These arrangements are made at the request of the subsidiaries’ creditors because separate financial statements are not distributed for the wholly owned subsidiaries.  As of April 30, 2009, the value of these guarantees was $451,000 of lease liabilities.

On December 19, 2008, we signed an amendment to extend our $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) that was set to expire on January 27, 2009.  The amended agreement is effective until December 31, 2011 and changes certain terms of the original agreement.

The credit agreement with Harris provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris.  At April 30, 2009, the variable rates would have been 3.3% for the Harris’ prime-based rate or 2.5% for the LIBOR-based rate.  The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets.  The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth.  As of April 30, 2009 and 2008, we had $15,000,000 available under this credit facility and we were in compliance with its covenants.

We believe that cash flow from operations, availability under our revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations for at least the next 12 months.  We expect cash requirements for capital expenditures in fiscal 2009 to increase significantly from fiscal 2008 due to investment in our manufacturing facilities.  During the first nine months of fiscal 2009 we had capital expenditures of approximately $7,000,000 related to construction of a new plant to produce engineered granules and land purchases.  Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors.  The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

Our capital requirements are subject to change as business conditions warrant and opportunities arise.  The tables in the following subsection summarize our contractual obligations and commercial commitments at April 30, 2009 for the time frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$21,500,000	$3,200,000	$7,100,000	$7,300,000	$3,900,000
Interest on Long-Term Debt	4,337,000	1,325,000	1,920,000	953,000	139,000
Operating Leases	12,459,000	2,836,000	3,686,000	2,060,000	3,877,000
Unconditional Purchase Obligations	9,032,000	6,671,000	2,361,000	--	--
Total Contractual Cash Obligations	$47,328,000	$14,032,000	$15,067,000	$10,313,000	$7,916,000

The unconditional purchase obligations represent forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2009, 2010 and 2011.  As of April 30, 2009, the remaining purchase obligation for fiscal 2009 was $3,322,000 for 360,000 MMBtu, for fiscal 2010 was $4,346,000 for 570,000 MMBtu and for fiscal 2011 was $1,364,000 for 160,000 MMBtu.  These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

In the third quarter of fiscal 2009 we made a contribution of $827,000 to our defined benefit pension plan.  We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk below for certain information regarding the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

As of April 30, 2009, our non-current liability for uncertain tax positions was approximately $200,000.  We have not presented this obligation in the table above because the timing of future cash flows is dependent on examinations by taxing authorities and can not reasonably be estimated.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$49,886,000	$36,348,000	$9,792,000	$3,746,000	$--

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

See the information concerning our critical accounting policies included under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q.  For additional information on our adoption of SFAS 157, see Notes 3 and 5 of the notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.  For additional information on our adoption of SFAS 159 and EITF 06-11, see Note 3 of the notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities by clarifying the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired and by improving the related presentation and disclosure for such debt and equity securities in the financial statements.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We will adopt this FSP at our fiscal year end of July 31, 2009.  We do not believe this FSP will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We will adopt this FSP at our fiscal year end July 31, 2009.  We do not believe this FSP will have a material impact on our consolidated financial statements.

In April 2009, FASB issued FSP SFAS No. 157-4 (“FSP SFAS 157-4) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”) when the volume and level of activity for the asset or liability have significantly decreased.  FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We will adopt this FSP at our fiscal year end July 31, 2009.  We do not believe this FSP will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  This FSP addresses issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We will adopt this FSP as of August 1, 2009 and will apply it to future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”).  This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires the noncontrolling interest to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We will adopt this Statement as of August 1, 2009.  We do not believe this SFAS will have an impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1).  This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP.  Earlier adoption is prohibited.  We will adopt this FSP as of August 1, 2009.  We do not believe this FSP will have a material impact on our consolidated financial statements or our earnings per share.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments.  We had two offsetting interest rate swap agreements with the same counterparty as of April 30, 2009.  We believe that the market risk arising from holding these financial instruments is not material.

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

We are exposed to commodity price risk with respect to fuel.  We have contracted for a portion of our anticipated fuel needs for fiscal years 2009, 2010 and 2011 using forward purchase contracts to mitigate the volatility of our kiln fuel prices.  We increased our forward gas contract purchases for future years to take advantage of declines in gas prices.  As of April 30, 2009, we have purchased natural gas contracts representing approximately 70% of our planned kiln fuel needs for fiscal 2009.  We estimate the weighted average cost of these natural gas contracts in fiscal 2009 to be approximately 17% higher than the contracts in fiscal 2008.

The tables below provide information about our natural gas purchase contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the purchase contracts outstanding at April 30, 2009, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31 of 2009, 2010 and 2011.  The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on June 2, 2009.  All contracts are related to the normal course of business and no contracts are entered into for speculative purposes; therefore, the difference between the contract value and fair value is not recorded on the balance sheet in accordance with the normal purchases exception provided by FAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2009
	Expected 2009 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	360,000	--
Weighted Average Price (Per MMBtu)	$9.23	--
Contract Amount ($ U.S., in thousands)	$3,321.6	$1,317.5

Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2010
	Expected 2010 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	570,000	--
Weighted Average Price (Per MMBtu)	$7.62	--
Contract Amount ($ U.S., in thousands)	$4,346.0	$3,170.2

Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2011
	Expected 2011 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	160,000	--
Weighted Average Price (Per MMBtu)	$8.53	--
Contract Amount ($ U.S., in thousands)	$1,364.4	$1,100.4

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2009, we did not sell any securities which were not registered under the Securities Act.  The following chart summarizes Common Stock repurchases during this period.

	ISSUER PURCHASES OF EQUITY SECURITIES[1]

For the Three Months Ended April 30, 2009	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]

February 1, 2009 to
February 28, 2009	--	--	--	272,688

March 1, 2009 to
March 31, 2009	--	--	--	272,688

April 1, 2009 to
April 30, 2009	445	$15.28	--	272,243

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

Dated:  June 5, 2009

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