Form 10-K
period 2009-07-31
OIL DRI CORP OF AMERICA
filed 2009-10-09
CIK 74046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____
___________________________

Commission File Number 001-12622
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 31, 2009 for accelerated filer purposes was $81,210,000.

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of September 30, 2009 was $74,483,571.

Number of shares of each class of Oil-Dri’s capital stock outstanding as of September 30, 2009:

          Common Stock – 5,197,525 shares
          Class B Stock – 1,915,460 shares
          Class A Common Stock – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference: Oil-Dri’s Proxy Statement for its 2009 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) not later than November 28, 2009 (120 days after the end of Oil-Dri’s fiscal year ended July 31, 2009), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

CONTENTS
Item		Page

PART I

1.	Business	5 – 11

1A.	Risk Factors	12 – 18

1B.	Unresolved Staff Comments	19

2.	Properties	19 – 21

3.	Legal Proceedings	22

4.	Submission of Matters to a Vote of Security Holders	22

PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23 – 24

6.	Selected Financial Data	25 – 26

7.	Management Discussion and Analysis of Financial Condition and the Results of Operations	26 – 38

7A.	Quantitative and Qualitative Disclosures About Market Risk	38 – 40

8.	Financial Statements and Supplementary Data	41 – 68

	Management’s Report on Internal Control Over Financial Reporting	69

	Report of Independent Registered Public Accounting Firm	70

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70

9A.	Controls and Procedures	71

9B.	Other Information	71

PART III

10.	Directors, Executive Officers and Corporate Governance	72

11.	Executive Compensation	72

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	72

13.	Certain Relationships and Related Transactions and Director Independence	72

14.	Principal Accountants Fees and Services	72

CONTENTS (CONTINUED)
Item		Page

PART IV

15.	Exhibits and Financial Statement Schedules	73 – 76

	Signatures	77 – 78

	Schedule II – Valuation and Qualifying Accounts	79

	Exhibit Index	80

FORWARD-LOOKING STATEMENTS

     Certain statements in this report, including, but not limited to, those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those statements elsewhere in this report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “believe,” “may,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially including, but not limited to, those described in Item 1A “Risk Factors” below and other reports filed with the SEC. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

     Agsorb, Calibrin, Cat’s Pride, ConditionAde, Flo-Fre, Jonny Cat, KatKit, Oil-Dri, Pel-Unite, Perform, Poultry Guard, Pro Mound, Pure-Flo, Rapid Dry, Select, Terra-Green, and Ultra-Clear are all registered trademarks of Oil-Dri Corporation of America or of its subsidiaries. Pro’s Choice, Saular and Verge are trademarks of Oil-Dri Corporation of America. Fresh Step is a registered trademark of The Clorox Company.

PART I

ITEM 1 – BUSINESS

     In 1969, Oil-Dri Corporation of America was incorporated in Delaware as the successor to an Illinois corporation incorporated in 1946; the Illinois corporation was the successor to a partnership that commenced business in 1941. Except as otherwise indicated herein or as the context otherwise requires, references to “Oil-Dri,” the “Company,” “we,” “us” or “our” refer to Oil-Dri Corporation of America and its subsidiaries.

GENERAL BUSINESS DEVELOPMENTS

     We continued to focus on our corporate strategy which helped us contend with the challenges of the global economic crisis that began during our fiscal year ended July 31, 2009. Our guiding principle to create value from sorbent minerals resulted in the introduction of a new natural cat litter in our Retail and Wholesale Products Group and a new mycotoxin binder for animal health in our Business to Business Products Group. Our strong balance sheet provided the resources necessary to make required debt payments, pay dividends, increase capital expenditures and support the launch of new products during the year. Our gross margin improved from fiscal 2008, although we did not return to our past historical levels. Our overall net selling prices increased due to strategic pricing and the mix of products sold. Freight costs were slightly lower in fiscal 2009 due to a decline in the cost of diesel fuel used to transport our products; however, the costs of natural gas and recycled fuel oil used to dry our clay and resin material used in our packaging were higher than in fiscal 2008. The global effect of the economic downturn impacted demand for products in both our domestic and foreign markets and resulted in a decrease in total tons sold during fiscal 2009. For more information on recent business developments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

PRINCIPAL PRODUCTS

     We are a leader in developing, manufacturing and marketing sorbent products. Our sorbent products are principally produced from clay minerals and, to a lesser extent, other sorbent materials. Our sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of our absorbent clay products are Cat’s Pride and Jonny Cat premium cat litter and other cat litters. We also produce Oil-Dri branded floor absorbents, Agsorb granular agricultural chemical carriers and ConditionAde and Calibrin animal feed binders. Adsorbent products attract liquids, impurities, metals and surfactants to themselves and form low-level chemical bonds. Examples of our adsorbent products are Oil-Dri synthetic sorbents, which are used for industrial cleanup, and Pure-Flo, Perform and Select bleaching clay products, which act as a filtration media for edible oils, fats and tallows. Also, our Ultra-Clear product serves as a clarification aid for petroleum-based oils and by-products. Both our absorbent and adsorbent products are described in more detail below.

Cat Litter Products

     We produce two types of cat litter products, traditional coarse and scoopable. Coarse litters have absorbent and odor controlling characteristics. Scoopable litters have the additional characteristic of clumping when exposed to moisture, allowing the consumer to selectively dispose of the used portion of the litter. Our coarse and scoopable products are sold under our Cat’s Pride and Jonny Cat brand names. We also package and market Cat’s Pride Kat Kit and Jonny Cat cat litter in a disposable tray, as well as Jonny Cat litter pan liners. We manufacture the Fresh Step brand of coarse cat litter for The Clorox Company and other private label cat litters for other customers. These other private label products are sold through independent food brokers and our sales force to major retail outlets.

     We have two long-term supply arrangements (only one of which is material) under which we manufacture branded traditional litters for other marketers. Under these co-manufacturing relationships, the marketer controls all aspects of sales, marketing, and distribution, as well as the odor control formula, and we are responsible for manufacturing. Our material agreement is with Clorox, under which we have the exclusive right to supply Clorox’s requirements for Fresh Step coarse cat litter up to certain levels.

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

Bleaching Clay and Clarification Aid Products

     We produce an array of bleaching, purification and filtration applications used by edible oil and jet fuel processors around the world. Bleaching clays are used by edible oil processors to adsorb soluble contaminants that create oxidation problems. Our Pure-Flo and Perform bleaching clays remove impurities, such as trace metals, chlorophyll and color bodies, in various types of edible oils. Perform products provide increased activity for hard-to-bleach oils. Our Select adsorbents are used to remove contaminants in vegetable oil processing and can be used to prepare oil prior to the creation of biodiesel fuel. Our Ultra-Clear clarification aid is used as a filtration and purification medium for jet fuel and other petroleum-based products.

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

     Agsorb carriers are used as an alternative to agricultural sprays. The clay granules absorb crop protection chemicals and are then delivered directly into the ground resulting in a more precise application than chemical sprays. Agsorb drying agent is blended into fertilizer-pesticide blends applied by farmers to absorb moisture and improve flowability. Agsorb also acts as a flowability aid for fertilizers and chemicals used in the lawn and garden market. Flo-Fre microgranules are used by grain processors and other large handlers of bulk products to soak up excess moisture preventing caking. We employ technical sales people to market agricultural products in the United States.

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

Animal Health and Nutrition Products

     We produce several products used in the livestock feed industry. ConditionAde and Calibrin branded products are used in animal feed to absorb naturally-occurring mycotoxins in the feed and thereby improve animal health and productivity. Pel-Unite and Pel-Unite Plus are specialized animal feed binders used in the manufacture of pelleted feeds. These products are sold through a network of feed products distributors in the United States and primarily through exclusive distribution agreements with animal health and nutrition products distributors in Latin America, Africa and Asia.

BUSINESS SEGMENTS

     We have two reportable operating segments for financial reporting derived from the different characteristics of our two major customer groups: Retail and Wholesale Products Group and Business to Business Products Group.

     The Retail and Wholesale Products Group customers include mass merchandisers, wholesale clubs, drugstore chains, pet specialty retail outlets, dollar stores, retail grocery stores, distributors of industrial cleanup and automotive products and environmental service companies. The Business to Business Products Group customers include processors and refiners of edible oils, petroleum-based oils and biodiesel fuel, manufacturers of animal feed and agricultural chemicals, marketers of consumer products and sports turf users. Certain financial information on both segments is contained in Note 3 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

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

     Our wholly-owned subsidiary, Oil-Dri (U.K.) Limited, is a manufacturer and marketer of industrial granule floor absorbents and cat litter. These products are marketed in the United Kingdom and Western Europe. Oil-Dri (U.K.) also sells synthetic polypropylene sorbent materials, filtration units and plastic containment products.

     Our wholly-owned subsidiary, Oil-Dri SARL, is a Swiss company that performs various management, customer service and administrative functions for our domestic operations.

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

CUSTOMERS

     Sales to Wal-Mart Stores, Inc. and its affiliates accounted for approximately 26%, 25% and 23% of our total net sales for the fiscal years ended July 31, 2009, 2008 and 2007, respectively. Wal-Mart is a customer in our Retail and Wholesale Products Group segment. In the fiscal year ending July 31, 2010, we expect a material decrease in net sales to Wal-Mart as a result of its decision to reduce distribution of our branded cat litter products in certain markets (a decision discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below); however, we expect that net sales to Wal-Mart will continue to account for greater than 10% of our total net sales. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales; however, sales to The Clorox Company (a customer in our Business to Business Products Group) and its affiliates accounted for approximately 8% of our total net sales for each of the fiscal years ended July 31, 2009, 2008 and 2007. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customer other than those described in this paragraph would not be expected to have a material adverse effect on our business.

COMPETITION

     Price, service, marketing, technical support, product quality and delivery are the principal methods of competition in our markets and competition has historically been very vigorous. Some of our competitors are large companies whose financial resources are substantially greater than ours.

     In our Retail and Wholesale Products Group, we have five principal competitors, including some who are also customers of ours. Cat litter market growth has been modest in recent years. Scoopable products have a majority of the market share followed by traditional coarse products. Our new products have contributed to our increased scoopable litter sales and we have increased our coarse litter sales through our private label products. The overwhelming majority of all cat litter is mineral based; however, alternative litters based on alternative strata such as paper, various agricultural waste products and silica gels have earned a niche position. The consumer trend away from regional grocery stores towards large national retailers has presented competitive challenges as well as opportunities. These stores enjoy substantial negotiating leverage over their suppliers, including us; however, our operations support nation-wide distribution, which gives us a potential advantage over smaller and regional manufacturers in selling to these stores.

     In the Business to Business Products Group, we have 11 principal competitors. The agricultural chemical carrier portion of this segment has experienced competition from new technologies in the agricultural and home and garden markets. The bleaching clay and fluids clarification aid portion of this Group operates in a highly cost competitive global marketplace. Product performance is also a primary competitive factor for these products. The animal health portion of this Group also operates in a global marketplace with price and performance competition from multi-national and local competitors.

PATENTS

     We have obtained or applied for patents for certain of our processes and products sold to customers in both the Retail and Wholesale Products Group and the Business to Business Products Group. These patents expire at various times, beginning in April 2011. We expect no material impact on our business from the expiration of patents in the next year.

BACKLOG; SEASONALITY

     At July 31, 2009, 2008 and 2007, our backlog of orders was approximately $6,015,000, $7,139,000, and $3,984,000, respectively. The value of backlog orders is determined by the number of tons on backlog order and the net selling prices. Net selling prices have increased each year. The increased value of backlog orders at July 31, 2008 also reflected a significant increase in the number of tons on backlog order. The weaker U.S. dollar relative to many foreign currencies during 2008 made domestically manufactured products more attractive in many foreign markets. The increased volume of exported goods throughout the economy created difficulties securing foreign freight carriers, so we urged our international customers to place orders farther in advance to provide additional time to arrange transportation. These advance orders resulted in a higher number of tons on back log order at July 31, 2008. All backlog orders are expected to be filled within the next 12 months. We consider our business, taken as a whole, to be only moderately seasonal; however, business activities of certain customers (such as agricultural chemical manufacturers) are subject to such seasonal factors as crop acreage planted and product formulation cycles.

EFFECTS OF INFLATION

     Inflation generally affects us by increasing the cost of employee wages and benefits, transportation, processing equipment, purchased raw materials and packaging, energy and borrowings under our credit facility. See Item 7 “Management Discussion and Analysis of Financial Condition and the Results of Operations” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below.

RESERVES

     We mine sorbent materials, which we generally refer to as “clay”, on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California; we also have reserves in Nevada, Oregon and Tennessee. We estimate that our proven reserves of these sorbent materials are approximately 154,388,000 tons in aggregate and our probable reserves are approximately 129,364,000 tons in aggregate. Based on our rate of consumption during the 2009 fiscal year, and without regard to any of our reserves in Nevada, Oregon and Tennessee, we consider our proven reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, are reflected at cost on our balance sheet.

     It is our policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. We have a program of exploration for additional reserves and, although reserves have been acquired, we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During the fiscal year ended July 31, 2009 we utilized these reserves to produce substantially all of the sorbent minerals that we sold.

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

MINING OPERATIONS

     We have conducted mining operations in Ripley, Mississippi since 1963, in Ochlocknee, Georgia since 1968, in Blue Mountain, Mississippi since 1989, in Mounds, Illinois since 1998 and in Taft, California since 2002. Our raw materials are surface mined on a year-round basis, generally using large earth moving scrapers, bulldozers, excavators or off-road trucks to remove overburden, and then loaded into dump trucks with backhoe or front end loader for movement to the processing facilities. The mining and hauling of our clay is performed by us and by independent contractors. Our current operating mines range in distance from immediately adjacent to approximately 13 miles from the related processing plants. Processing facilities are generally accessed from the mining areas by private road, and in some instances by public highways. Each of our processing facilities maintains inventories of unprocessed clay of approximately one week of production requirements. See Item 2 “Properties” below for additional information regarding our mining properties and operations.

     The following schedule summarizes the net book value of land and other plant and equipment for each of our manufacturing facilities:

		Plant and
	Land	Equipment
	(in thousands)
Ochlocknee, Georgia	$4,779	$17,126
Ripley, Mississippi	$1,742	$13,051
Mounds, Illinois	$1,545	$4,307
Blue Mountain, Mississippi	$922	$4,263
Taft, California	$1,391	$3,314

EMPLOYEES

     As of July 31, 2009 we employed 806 persons, 61 of whom were employed by our foreign subsidiaries. Our corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 43 of our employees in the U.S. and approximately 28 of our employees in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations to be satisfactory.

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

     We cannot assure that, despite all commercially reasonable efforts, we will always be in compliance in all material respects with all applicable environmental regulation or with requirements regarding the content, labeling, use, and disposal after use, of our products; nor can we assure that from time to time enforcement of such requirements will not have a material adverse effect on our business. See Item 1A “Risk Factors” below for a discussion of these and other risks to our business.

ENERGY

     We use natural gas, recycled fuel oil and coal as permitted for energy sources in the processing of our clay products. Consistent with prior years, we have switched among the various energy sources during certain months due to seasonal availability and cost. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below with respect to our use of forward contracts.

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

     We spent approximately $2,099,000, $2,497,000, and $2,154,000 during the fiscal years ended July 31, 2009, 2008 and 2007, respectively, for research and development. None of this research and development was customer sponsored, and all research and development costs are expensed in the period in which incurred. See Note 1 of the Notes to the Consolidated Financial Statements.

AVAILABLE INFORMATION

     We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by the Company at http://www.sec.gov.

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

     We intend from time to time to strategically explore potential opportunities to expand our operations and reserves through acquisitions. Identification of good acquisition candidates is difficult and highly competitive. If we are unable to identify attractive acquisition candidates, complete acquisitions, and successfully integrate the companies, businesses or properties that we acquire, our profitability may decline and we could experience a material adverse effect on our business, financial condition, or results of operations. Acquisitions involve a number of inherent risks, including:

  uncertainties in assessing the value, strengths, and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental or mining safety liabilities), of acquisition candidates;
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

     A limited number of customers account for a large percentage of our net sales. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 26%, 25% and 23% of our net sales for the fiscal years ended July 31, 2009, 2008 and 2007, respectively. Sales to The Clorox Company and its affiliates accounted for approximately 8% of our net sales for each of the fiscal years ended July 31, 2009, 2008 and 2007. The loss of or a substantial decrease in the volume of purchases by Wal-Mart, Clorox or any of our other top customers would harm our sales and profitability. In addition, an adverse change in the terms of our dealings with, or in the financial wherewithal or viability of, one or more of our significant customers could harm our business, financial condition and results of operations.

     We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that the percentage of net sales represented by these customers may increase. As a result, changes in the strategies of our largest customers may reduce our net sales. These strategic changes may include a reduction in the number of brands they carry or a shift of shelf space to private label products (a change Wal-Mart in fact implemented with respect to cat litter products in August 2009) or increased use of global or centralized procurement initiatives. In addition, our business is based primarily upon individual sales orders placed by customers rather than contracts with a fixed duration. Accordingly, most of our customers could reduce their purchasing levels or cease buying products from us on relatively short notice. While we do have long-term contracts with certain of our customers, including Clorox, even these agreements are subject to termination in certain circumstances. In addition, the degree of profit margin contribution of our significant customers varies. If a significant customer with a more favorable profit margin was to terminate its relationship with us or shift its mix of product purchases to lower-margin products, it would have a disproportionate adverse impact on our results of operations. If we lose a significant customer or if sales of our products to a significant customer materially decrease, it may have a material adverse effect on our business, financial condition and results of operations.

Providing price concessions or trade terms that are acceptable to our customers, or the failure to do so, could adversely affect our sales and profitability.

     The products we sell are subject to significant price competition. From time to time, we may need to reduce the prices for some of our products to respond to competitive and customer pressures and to maintain market share. These pressures are often exacerbated during an economic downturn. Any reduction in prices to respond to these pressures would reduce our profit margins. In addition, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would suffer. Because of the competitive environment facing many of our customers, particularly our high-volume mass merchandiser customers, these customers have increasingly sought to obtain price reductions, specialized packaging or other concessions from product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. To the extent we provide these concessions, our profit margins are reduced. Further, if we are unable to maintain terms that are acceptable to our customers, these customers could reduce purchases of our products and increase purchases of products from our competitors, which would harm our sales and profitability.

Increases in energy and other commodity prices would increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices.

     If our energy costs increase disproportionately to our net sales, our earnings could be significantly reduced. Because we use energy, including natural gas, fuel oil, coal, electricity, diesel fuel and gasoline, to manufacture and transport our products, our operating costs increase if our energy costs rise. Our energy costs have risen substantially over the last five years. Increases in energy costs increase our operating costs and may reduce our profitability if we are unable to pass all the increases on to our customers. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases or surcharges.

     Our most significant energy requirements typically are for natural gas and fuel oil. We are subject to volatility in the price and availability of natural gas and fuel oil, as well as other sources of energy. In the past, we have endeavored to reallocate a portion of our energy needs among these different sources due to seasonal supply limitations and the higher cost of one particular fuel relative to other fuels; however, there can be no assurance that we will be able to effectively reallocate among different fuels in the future. From time to time, we may use forward purchase contracts or financial instruments to hedge the volatility of a portion of our natural gas and fuel oil costs. The success or failure of any such hedging transactions depends on a number of factors including, but not limited to, our ability to anticipate and manage volatility in energy prices, the general demand for natural gas and fuel oil by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world.

     The prices of other commodities such as paper, plastic resins, synthetic rubber and steel significantly influence the costs of packaging, replacement parts and equipment we use in the manufacture of our products and the maintenance of our facilities. The prices of these commodities, and the costs of the related materials we use, have also risen substantially over the last five years, and may continue to rise in the future. These increased materials costs present the same types of risks as described above with respect to increased energy costs.

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

     We derived approximately 14% of our net sales from sales outside of the United States in the fiscal year ended July 31, 2009. Our ability to sell our products and conduct our operations outside of the United States is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products or disrupt our operations in these markets, particularly when local political and economic conditions are unstable. In addition, international sales and operations are subject to currency exchange fluctuations, fund transfer restrictions and import/export duties, and international operations are subject to foreign regulatory requirements and issues, including with respect to environmental matters. Any of these matters could result in sudden, and potentially prolonged, changes in demand for our products. Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country’s legal system.

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

     Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting and obtain an opinion from our independent registered public accounting firm on our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2009 and we obtained from our independent registered public accounting firm an unqualified opinion on our internal control over financial reporting; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

Risks Related to Our Common Stock

Our principal stockholders have the ability to control matters requiring a stockholder vote and could delay, deter or prevent a change of control in our company.

     Under our Certificate of Incorporation, the holders of our Common Stock are entitled to one vote per share and the holders of our Class B Stock are entitled to 10 votes per share; the two classes generally vote together without regard to class (except that any amendment to our Certificate of Incorporation changing the number of authorized shares or adversely affecting the rights of Common Stock or Class B Stock requires the separate approval of the class so affected as well as the approval of both classes voting together). As a result, the holders of our Class B Stock exert control over us and thus limit the ability of other stockholders to influence corporate matters. Beneficial ownership of Common Stock and Class B Stock by the Jaffee Investment Partnership, L.P., and its affiliates (including Richard M. Jaffee, our Chairman, and Daniel S. Jaffee, his son and our President and Chief Executive Officer) provides them with the ability to control the election of our Board of Directors and the outcome of most matters requiring the approval of our stockholders, including the amendment of certain provisions of our Certificate of Incorporation and By-Laws, the approval of any equity-based employee compensation plans and the approval of fundamental corporate transactions, including mergers and substantial asset sales. Through their concentration of voting power, our principal stockholders may be able to delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders.

We are a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

     None.

ITEM 2 – PROPERTIES

Real Property Holdings and Mineral Reserves

			Land		Estimated	Estimated
	Land	Land	Unpatented		proven	probable
	Owned	Leased	claims	Total	reserves	reserves	Total
	(acres)				(000’s of tons)
California	795	--	1,030	1,825	5,192	11,226	16,418
Georgia	2,337	1,463	--	3,800	27,955	11,992	39,947
Illinois	82	598	--	680	6,361	5,032	11,393
Mississippi	2,182	978	--	3,160	88,564	95,113	183,677
Nevada	535	--	--	535	23,316	2,976	26,292
Oregon	340	--	--	340	--	25	25
Tennessee	178	--	--	178	3,000	3,000	6,000
	6,449	3,039	1,030	10,518	154,388	129,364	283,752

     The Mississippi, Georgia, Tennessee, Nevada, California and Illinois properties are primarily mineral in nature, except our research and development facility which is included in the Illinois owned land. We mine sorbent minerals primarily consisting of montmorillonite, attapulgite or diatomite. We employ geologists and mineral specialists who prepared the estimated reserves of these minerals in the table above. See also Item 1 “Business” above for further information on our reserves. The locations in the table above collectively produced approximately 943,000 tons in fiscal 2009, 995,000 tons in fiscal 2008 and 940,000 tons in fiscal 2007. Parcels of such land are also sites of manufacturing facilities operated by us. We own approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing and packaging facility for our Canadian subsidiary. We own approximately one and a half acres of land in Wisbech, United Kingdom, used for warehousing and storage by our United Kingdom subsidiary.

MINING PROPERTIES

     Our mining operations are conducted on leased or owned land. The Georgia, Illinois and Mississippi mining leases generally require that we pay a minimum monthly rental to continue the lease term. The rental payments are generally applied against a stated royalty related to the number of unprocessed, or in some cases processed, tons of mineral extracted from the leased property. Many of our mining leases have no stated expiration dates. Some of our Georgia leases, however, do have expiration dates ranging from 2010 to 2053. We would not experience a material adverse effect from the expiration or termination of any of these leases. We have a variety of access arrangements, some of which are styled as leases, for manufacturing at facilities that are not contiguous with the related mines. We would not experience a material adverse effect from the expiration or termination of any of these arrangements. See also Item 1 “Business” above for further information on our reserves.

     Certain of our land holdings in California are represented by unpatented mining claims we lease from the Bureau of Land Management. These leases generally give us the contractual right to conduct mining or processing activities on the land covered by the claims. The validity of title to unpatented claims, however, is dependent upon numerous factual matters. We believe the unpatented claims we lease are in compliance with all applicable federal, state and local mining laws, rules and regulations. Future amendments to existing federal mining laws, however, could have a prospective effect on mining operations on federal lands and include, among other changes, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of our unpatented claims may become uneconomic. We cannot predict the form that any such amendments might take or whether or when such amendments might be adopted. In addition, the construction and operation of processing facilities on these sites would require the approval of federal, state and local regulatory authorities. See Item 1A “Risk Factors” above for a discussion of other risks to our business related to our mining properties.

MINING AND MANUFACTURING METHODS

Mining and Hauling

     We mine sorbent minerals (which we refer to generally as “clay”) in open-pit mines in Georgia, Mississippi, Illinois and California. The mining and hauling operations are similar throughout the Oil-Dri locations, with the exception of California. The land to be mined is first stripped. The stripping process involves removing the overburden and preparing the site to allow the excavators to reach the desired clay. When stripping is completed, the excavators dig out and load the clay onto dump trucks. The trucks haul the clay directly to our processing plants where it is dumped in a clay yard and segregated by clay type if necessary. Generally, the mine sites are in close proximity to the processing plants; however, the maximum distance the clay is currently hauled to a plant is 13 miles.

     At our California mines the clay is excavated and hauled to a hopper. An initial crushing and screening operation is performed at the mine site before the trucks are loaded for delivery to the processing plant.

Processing

     The processing of our clay varies depending on the level of moisture desired in the clay after the drying process. The moisture level is referred to as regular volatile moisture (“RVM”) or low volatile moisture (“LVM”)

     RVM Clay: A front end loader is used to load the clay from the clay yard into the primary crusher. The primary crusher reduces the clay chunks to 2.0 inches in diameter or smaller. From the crusher, the clay is transported via a belt conveyor into the clay shed. A clay shed loader feeds the clay into a disintegrator which reduces the clay to particles 0.5 inches in diameter or smaller. The clay then feeds directly into the RVM kiln. The RVM kiln reduces the clay’s moisture content. From the RVM kiln, the clay moves through a series of mills and screens which further size and separate the clay into the desired particle sizes. The sized clay is then conveyed into storage tanks. The RVM processed clay can then be packaged or processed into LVM material.

     LVM Clay: RVM clay is fed from storage tanks into the LVM kiln where the moisture content is further reduced. The clay then proceeds into a rotary cooler, then on to a screening circuit which separates the clay into the desired particle sizes.

Packaging

     Once the clay has been dried to the desired level and sized the clay will be packaged. Our products have package sizes ranging from bags and jugs of cat litter to railcars of agricultural products. We also package some of our products into bulk (2000 pound) bags and into bulk trucks. The size and delivery configuration of the finished product is determined by customer requirements.

FACILITIES

     We operate manufacturing facilities on property owned or leased by us as shown on the map below:

Oil-Dri Corporation of America Plant Site Locations

Facilities
Location	Owned/Leased	Function
Alpharetta, Georgia	Leased	Non-clay processing and packaging
Blue Mountain, Mississippi	Both	Clay mining, manufacturing and packaging
Chicago, Illinois	Leased	Principal executive office
Mounds, Illinois	Owned	Clay mining, manufacturing and packaging
Coppet, Switzerland	Leased	Customer service office
Laval, Quebec, Canada	Owned	Non-clay production and clay and non-clay packaging
Ochlocknee, Georgia	Owned	Clay mining, manufacturing and packaging
Ripley, Mississippi	Owned	Clay mining, manufacturing and packaging
Taft, California	Owned	Clay mining, manufacturing and packaging
Vernon Hills, Illinois	Owned	Research and development
Wisbech, United Kingdom	Both	Non-clay production and clay and non-clay packaging

     We have no mortgages on the real property we own. The lease for the Alpharetta, Georgia facility expires in 2013. The lease for the Chicago, Illinois corporate office space expires in 2018. The lease for the Wisbech, United Kingdom facility expires in 2032. The lease for the Coppet, Switzerland office is on a year-to-year basis. We consider that our properties are generally in good condition, are well maintained and are suitable and adequate to carry on our business.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our Common Stock is traded on the NYSE under the symbol ODC. There is no established trading market for our Class B Stock. The number of holders of record of Common Stock and Class B Stock on September 30, 2009 were 704 and 31, respectively, as reported by our transfer agent. There are no shares of Class A Common Stock currently outstanding. In the last three years, we have not sold any securities which were not registered under the Securities Act.

     The following table sets forth, for the periods indicated, the high and low sales price for the Common Stock on the NYSE and dividends per share paid on the Common Stock and Class B Stock.

	Common Stock		Cash Dividends
	Price Range		Per Share
				Class B
			Common	Common
	Low	High	Stock	Stock
Fiscal 2009
First Quarter	$10.19	$18.50	$0.1400	$0.1050
Second Quarter	15.00	19.00	0.1400	0.1050
Third Quarter	12.85	17.13	0.1400	0.1050
Fourth Quarter	13.78	19.20	0.1500	0.1125
Total			0.5700	0.4275

Fiscal 2008:
First Quarter	$15.00	$20.25	$0.1300	$0.0975
Second Quarter	18.80	23.60	0.1300	0.0975
Third Quarter	17.00	20.74	0.1300	0.0975
Fourth Quarter	14.95	20.70	0.1400	0.1050
Total			0.5300	0.3975

     Dividends. Our Board of Directors determines the timing and amount of any dividends. The declaration and payment of future dividends, if any, will depend, among other things, upon our future earnings, capital requirements, financial condition, legal requirements, contractual restrictions and other factors that our board of directors deems relevant. Our 1998 Note Agreement with Prudential Financial, our Credit Agreement with Harris N.A. dated December 19, 2008 and our 2005 Note Agreement with The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company require that certain minimum net worth and tangible net worth levels are to be maintained. To the extent that these balances are not attained, our ability to pay dividends may be impaired. See Note 4 of the Notes to the Consolidated Financial Statements. Our Board of Directors may change its dividend practice at any time.

     Issuer Repurchase of Equity Securities. We did not repurchase any shares of our Common Stock or Class B Stock in the three months ended July 31, 2009 and no shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Note 7 of the Notes to the Consolidated Financial Statements. On October 5, 2005, our Board of Directors authorized the repurchase of up to 500,000 shares of Common Stock, with repurchases to be made from time to time in the discretion of our management and in accordance with applicable laws, rules and regulations. This authorization does not have a stated expiration date. As of July 31, 2009, 272,243 shares of Common Stock may yet be repurchased under this authorization. We do not have any current authorization from our Board of Directors to repurchase shares of Class B Stock, and no shares of Class A Common Stock are currently outstanding.

PERFORMANCE GRAPH

     The following graph shows the annual cumulative total stockholders’ return for the five years ending July 31, 2009 on an assumed investment of $100 on July 31, 2004 in our Common Stock, the Russell Microcap Index and the Russell 2000-Material and Processing Economic Sector Index. Our Common Stock is included in the Russell Microcap Index and we consider the Russell 2000-Material and Processing Economic Sector Index to be our peer group. The graph assumes all dividends were reinvested. The historical stock price performance of our Common Stock is not necessarily indicative of future stock performance.

Comparative Five-Year Total Returns

Oil-Dri Corporation of America, Russell Microcap Index, Russell 2000-Materials & Processing Index

(Performance results through 7/31/2009)

		2004	2005	2006	2007	2008	2009
ODC	☐	$100.00	$112.84	$128.20	$137.56	$146.08	$138.12
Russell Microcap	Δ	$100.00	$121.64	$125.03	$137.80	$115.60	$ 91.64
Russell 2000-Materials & Processing	◊	$100.00	$128.53	$150.35	$199.53	$202.48	$147.09

     This performance graph and accompanying disclosure is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

ITEM 6 – SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF FINANCIAL DATA
(IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
	Fiscal Year Ended July 31,
	2009	2008	2007	2006	2005
Summary of Operations
Net Sales	$236,245	$232,359	$212,117	$205,210	$187,868
Cost of Sales (1)	(186,861)	(186,289)	(166,417)	(167,136)	(147,513)
Gross Profit	49,384	46,070	45,700	38,074	40,355
Gain on the Sale of Long-Lived Assets	--	--	--	415	--
Selling, General and Administrative Expenses	(34,801)	(33,340)	(35,163)	(29,735)	(30,470)
Income from Operations	14,583	12,730	10,537	8,754	9,885
Other Income (Expense)
Interest Income	365	1,070	1,415	1,106	464
Interest Expense	(1,910)	(2,189)	(2,389)	(2,255)	(1,758)
Foreign Exchange (Losses) Gains	(324)	165	(23)	(95)	(244)
Other, Net (2)	595	399	905	386	585
Total Other Expense, Net	(1,274)	(555)	(92)	(858)	(953)
Income before Income Taxes	13,309	12,175	10,445	7,896	8,932
Income Taxes	(3,723)	(3,136)	(2,785)	(2,637)	(2,392)
Net Income	$9,586	$9,039	$7,660	$5,259	$6,540
Average Shares Outstanding
Diluted (3)	7,242	7,215	7,028	7,219	7,455
Net Income per Share
Basic Common (3)	$1.44	$1.38	$1.22	$0.83	$1.02
Basic Class B Common (3)	$1.17	$1.11	$0.90	$0.61	$0.76
Diluted (3)	$1.32	$1.25	$1.09	$0.73	$0.88
Important Highlights
Total Assets	$149,261	$148,988	$142,087	$139,547	$123,571
Long-Term Debt	$18,300	$21,500	$27,080	$31,160	$20,240
Working Capital	$49,949	$52,550	$50,895	$48,589	$40,562
Working Capital Ratio	3.1	2.7	2.9	2.8	2.8
Book Value per Share	$12.76	$12.66	$11.91	$10.73	$10.76
Dividends Declared	$3,759	$3,463	$3,117	$2,598	$2,251
Dividends Declared per Common Share	$0.5700	$0.5300	$0.4900	$0.4000	$0.3400
Dividends Declared per Class B Common Share	$0.4275	$0.3975	$0.3675	$0.2800	$0.2600
Capital Expenditures	$15,253	$7,302	$7,757	$10,827	$7,311
Depreciation and Amortization	$7,406	$7,455	$7,498	$7,212	$7,429
Net Income as a Percent of Net Sales	4.1%	3.9%	3.6%	2.6%	3.5%
Return on Average Stockholders’ Equity	10.8%	10.8%	10.0%	7.2%	9.0%
Gross Profit as a Percent of Net Sales	20.9%	19.8%	21.5%	18.6%	21.5%
Operating Expenses as a Percent of Net Sales	14.7%	14.3%	16.6%	14.3%	16.2%

(1) In fiscal 2008, cost of sales was reduced by pre-tax net proceeds of $831,000 from the sale of emission reduction credits to unaffiliated third parties. See Note 2 of the Notes to the Consolidated Financial Statements.

(2) In fiscal 2007, Other Income (Expense) included pre-tax proceeds of $389,000 from life insurance on former employees.

(3) Average shares outstanding and net income per share for fiscal year 2005 have been restated to reflect a five-for-four stock split, effected by a stock dividend of one-quarter share for each outstanding share of Common Stock and Class B Stock. The Board announced the stock dividend on June 6, 2006, during our fiscal year 2006. The stock dividend was paid on September 8, 2006 to stockholders of record at the close of business on August 4, 2006.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and in Item 1A “Risk Factors” in this Annual Report on Form 10-K.

OVERVIEW

     We develop, mine, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other sorbent materials. Our principal products include cat litter, industrial and automotive floor absorbents, fluids purification and filtration bleaching clays, agricultural chemical carriers, animal health and nutrition products and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end customer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: Retail and Wholesale Products Group and Business to Business Products Group. Each operating segment is discussed individually below. Additional detailed descriptions of the operating segments are included in Item 1 “Business” above.

     We had net income of $9,586,000, or $1.32 per diluted share, for the year ended July 31, 2009, a 6% increase over net income of $9,039,000, or $1.25 per diluted share, for the year ended July 31, 2008. Net income was positively impacted by a higher average net selling price due to strategic pricing and the mix of products sold, with some products contributing more to net income than others. Net income was negatively impacted by higher costs of natural gas and recycled fuel oil used to dry our clay and resin materials used to package our products.

     The global effect of the economic downturn during fiscal 2009 impacted demand for products in both our domestic and foreign markets and resulted in a decrease in total tons sold. In our Retail and Wholesale Products Group, competition for our consumer products increased as consumer spending declined. The downturn in the manufacturing and automotive industries reduced demand for our industrial absorbents. In our Business to Business Products Group, our agricultural chemical carrier sales declined in both the agricultural and the lawn and garden markets. Sales of our sports products declined due to the negative impact of economic conditions on municipalities and other recreational baseball customers. The weak global economy along with a good quality soybean crop resulted in lower tons sold for our bleaching earth products. Our continued focus on our corporate strategy to create value from sorbent minerals helped us contend with these challenging times. We introduced new products in both Groups and continued our commitment to research and development to create new products and to improve existing products.

RESULTS OF OPERATIONS
FISCAL 2009 COMPARED TO FISCAL 2008

     Consolidated net sales for the year ended July 31, 2009 were $236,245,000, an increase of 2% from net sales of $232,359,000 in fiscal 2008. Both our Retail and Wholesale Products Group and our Business to Business Products Group contributed to the net sales increase. Net income for the year was $9,586,000, an increase of 6% from net income of $9,039,000 in fiscal 2008. The Retail and Wholesale Products Group contributed to the improved net income as higher average net selling prices overcame lower volume and increased costs; however, in the Business to Business Products Group the lower volume and higher costs prevailed over higher average net selling prices.

BUSINESS TO BUSINESS PRODUCTS GROUP

     Net sales of the Business to Business Products Group for fiscal 2009 were $76,049,000, an increase of $1,001,000, or 1%, from net sales of $75,048,000 in fiscal 2008. Higher average net selling prices and a favorable product sales mix provided for increased sales in fiscal 2009 despite 9% lower tons sold for the Group compared to fiscal 2008. Net sales of co-packaged cat litter, animal health and nutrition and agricultural chemical carrier products all increased, while net sales of fluids purification and sports-related products decreased. Our co-packaged traditional coarse cat litter net sales were up 8% in fiscal 2009. A 4% increase in tons sold due to product improvements and a higher average net selling price more than offset the loss of a small co-package customer during fiscal 2009. Net sales of animal health and nutrition products rose 2% due primarily to increased average net selling prices and the introduction of new mycotoxin binder products. Net sales of agricultural chemical carriers were up approximately 12% due primarily to a higher average net selling price that more than offset approximately 11% lower tons sold. Agricultural chemical carriers tons sold declined in the agricultural and the lawn and garden markets due primarily to the poor economy. Net sales of bleaching earth and fluid purification products were down 3% from fiscal 2008 as a 9% decline in tons sold outweighed a higher average net selling price. The lower tons sold for bleaching earth products resulted from a weak global economy and a good quality soybean crop, which required less bleaching clay to process the oil. Sales of our baseball-related products declined 7% due to the negative impact of economic conditions on municipalities and other recreational baseball customers. Sales of golf-related products decreased 83% upon the loss of a distributor.

     The Business to Business Products Group’s operating income decreased 5% to $14,948,000 in fiscal 2009 from $15,782,000 in fiscal 2008. Approximately 8% higher combined materials, packaging and freight costs more than offset a higher average net selling price. Materials costs increased approximately 11% due to the higher cost for fuel used to dry our clay-based products compared to the prior fiscal year. Freight costs were approximately 5% higher compared to fiscal 2008. Although diesel fuel and ocean freight prices declined, particularly in the later part of fiscal 2009, the average cost for fiscal 2009 was greater than for fiscal 2008. Conversely, packaging costs declined approximately 8% due primarily to lower costs of paper used in packaging. Selling and administrative expenses were 21% higher in fiscal 2009 compared to fiscal 2008 due primarily to marketing and promotional activities for our new mycotoxin binder product.

RETAIL AND WHOLESALE PRODUCTS GROUP

     Net sales of the Retail and Wholesale Products Group for fiscal 2009 were $160,196,000, an increase of $2,885,000, or 2%, from net sales of $157,311,000 in fiscal 2008. The Group’s net sales growth was driven by increased average net selling prices and a favorable product sales mix that overcame a 4% decrease in tons sold. Net sales of cat litter products increased approximately 6% in fiscal 2009. Private label cat litter net sales increased approximately 7% due to higher average net selling prices accompanied by a 1% increase in tons sold. Branded cat litter net sales also increased approximately 5% due to a higher average net selling price that offset a 7% decline in tons sold. Branded coarse cat litter tons sold declined; however, our branded scoopable cat litter tons sold increased as a result of new natural products and marketing programs. Wal-Mart, our largest customer, informed us in June 2009 that its stores will carry a reduced number of cat litter brands beginning in August 2009, the first month of our fiscal year 2010. We expect to maintain a private label relationship with this customer. As disclosed in our June 2009 press release regarding this development, we believe this change will have a material negative impact on fiscal 2010 net sales and net income. Our intention is to moderate the impact on our consolidated financial results of the expected reduction in sales to Wal-Mart through expanded distribution to other customers, new product introductions, cost saving initiatives and product sales mix improvement. Net sales of domestic industrial absorbents were flat as a higher average net selling price offset a 7% decline in tons sold due to poor economic conditions in the manufacturing and automotive industries. Net sales of our foreign subsidiaries decreased 24% with a 16% decline in tons sold. Both our United Kingdom and Canadian subsidiaries have been negatively impacted by unfavorable local currency fluctuations compared to the U.S. Dollar and the worldwide economic slowdown. See Foreign Operations below for further information regarding our foreign subsidiaries’ results.

     The Retail and Wholesale Products Group’s operating income increased 14% to $17,007,000 in fiscal 2009 from $14,973,000 in fiscal 2008. A higher average net selling price overcame an approximate 3% increase in combined freight, materials and packaging costs. Packaging costs increased approximately 3% due primarily to higher resin costs. Material costs increased approximately 5% due primarily to the higher cost for fuel used to dry our clay-based products compared to the prior fiscal year. Freight costs were 3% less than the prior fiscal year as lower diesel prices reduced domestic freight costs, particularly in the later part of fiscal 2009. Selling and administrative expenses were 13% greater in fiscal 2009 compared to fiscal 2008. In fiscal 2009 advertising costs increased due to several marketing campaigns to enhance our brand awareness.

CONSOLIDATED RESULTS

     Consolidated gross profit as a percentage of net sales in fiscal 2009 increased to 21% from 20% in fiscal 2008. Cost of sales for fiscal 2008 was reduced by $831,000 as a result of the sale of emission reduction credits, as described in Note 2 of the Notes to the Consolidated Financial Statements, which increased our consolidated gross profit as a percentage of net sales for fiscal 2008 by approximately 1%. Gross profit improved in fiscal 2009 due primarily to a higher average net selling price which overcame increased manufacturing and packaging costs. The cost of fuel used in the manufacturing process was 19% higher in fiscal 2009 compared to fiscal 2008. Non-fuel manufacturing costs, including depreciation and amortization, increased 13% over the same period of the prior fiscal year. Significant manufacturing cost increases were in purchased materials, repairs, labor and non-kiln fuel.

     Selling, general and administrative expenses as a percentage of net sales increased in fiscal 2009 to 15% from 14% in fiscal 2008. The discussion of the Groups’ operating income above describes the increased selling and administrative expenses that were allocated to our operating segments. The remaining unallocated corporate expenses were lower in fiscal 2009 due primarily to lower expenses for the estimated incentive bonus, research and development and stock option compensation. The lower fiscal 2009 incentive bonus expense was based on performance targets that are established for each year. Research and development costs were lower as we moved further through the development cycle for several new products. Stock option compensation was lower as more stock options became fully vested and no new options were issued. These lower expenses were partially offset by higher pension and rent expense.

     Interest expense in fiscal 2009 decreased $279,000 from fiscal 2008 due to a reduction in debt outstanding. Interest income in fiscal 2009 decreased $705,000 from fiscal 2008 due to lower average interest rates and lower average investment balances.

     Other income in fiscal 2009 increased $195,000 from fiscal 2008. Other income in fiscal 2009 included income relating to a lease arrangement with a co-packaging partner. Other income in fiscal 2008 included expenses associated with examinations by regulatory agencies.

     Our effective tax rate was 28% of pre-tax income in fiscal 2009 compared to 26% in fiscal 2008. The effective tax rate was higher in fiscal 2009 due to increased income, a lower deduction for mining depletion due to reduced tonnage and an unfavorable tax impact from the results of foreign operations.

     Total assets increased $273,000 during fiscal 2009. Current assets decreased $8,934,000, or 11%, from the fiscal 2008 year-end balances primarily due to decreased investments in Treasury securities and accounts receivable. These decreases were partially offset by increased cash and cash equivalents and prepaid expenses. These changes are described in the Liquidity and Capital Resources section below. Property, plant and equipment, net of accumulated depreciation, increased $8,045,000 due primarily to capital projects related to new product development at our manufacturing facilities and the purchase of land. Other noncurrent assets increased $1,162,000 from fiscal 2008 due to a higher deferred tax asset partially offset by a decrease in a lease receivable with a co-packaging partner.

     Total liabilities decreased $1,664,000, or 3%, during fiscal 2009. Current liabilities decreased $6,333,000, or 21%, during fiscal 2009. The changes in current liabilities are described in the Liquidity and Capital Resources section below. Noncurrent liabilities increased $4,669,000 due primarily to higher accruals for pension and post-retirement benefits and deferred compensation partially offset by a reduction in long term debt due to scheduled payments. The increased pension and post-retirement benefit accruals were driven by the actuarially calculated benefit obligations and lower pension asset values as of July 31, 2009. See Note 9 of the Notes to the Consolidated Financial Statements for more information on employee benefit plans. Deferred compensation accruals increased due to new deferrals and earnings on deferred balances in excess of payouts.

FISCAL 2008 COMPARED TO FISCAL 2007

     Consolidated net sales for the year ended July 31, 2008 were $232,359,000, an increase of 10% from net sales of $212,117,000 in fiscal 2007. Both our Retail and Wholesale Products Group and our Business to Business Products Group contributed to the sales improvement. Our focus on strategic pricing company-wide to contend with rising costs resulted in an increased average net selling price. In addition, total tons sold for fiscal year 2008 increased 5%. Net income for the year was $9,039,000, an increase of 18% from net income of $7,660,000 in fiscal 2007. Net income was positively impacted by higher average net selling prices, increased tons sold and an $831,000 reduction in cost of sales from the sale of emission reduction credits, as described in Note 2 of the Notes to the Consolidated Financial Statements. Net income was negatively affected by higher freight, materials and packaging costs. Freight costs increased significantly due to record high fuel prices which impacted our truck, rail and ship distribution channels. Materials costs were driven upward by the high cost of fuel used to dry our clay-based products and to transport raw materials. The cost of purchased packaging materials increased due to price increases in the resin and paper markets. The Business to Business Products Group contributed to the improved net income as higher net selling prices overcame lower volume and increased costs; however, in the Retail and Wholesale Products Group the higher costs prevailed over increases in both net selling prices and volume.

BUSINESS TO BUSINESS PRODUCTS GROUP

     Net sales of the Business to Business Products Group for fiscal 2008 were $75,048,000, an increase of $5,436,000, or 8%, from net sales of $69,612,000 in fiscal 2007. Total tons sold for the Group were down 3% compared to fiscal 2007; however, higher average net selling prices provided for increased sales in fiscal 2008. Net sales of fluids purification products, co-packaged cat litter products and animal health and nutrition products all increased. Net sales of bleaching earth and fluids purification products increased 22% due to higher average net selling prices and 8% more tons sold. The increased tonnage was the result of additional business opportunities in both domestic and export markets and in the biodiesel production industry. Our co-packaged traditional coarse cat litter net sales were up 4% in fiscal 2008. Selling price increases and a new co-packaging customer offset a 4% decline in tons sold. Tons sold decreased as coarse cat litter sales continued to decline in the overall cat litter market while scoopable cat litter sales continued to increase. Net sales of animal health and nutrition products rose 10% primarily due to increased tons sold and increased average net selling prices for our mycotoxin binder and animal feed binder products. In contrast, net sales of agricultural chemical carriers were down 5% due to 11% lower tons sold caused by continued market erosion from the growth of genetically modified seed and seed treatments. Tons sold for the Group’s Flo-Fre product line (a by-product of the manufacture of our agricultural chemical carriers) also declined; however, the impact of lower volume was offset by a higher average net selling price which resulted in an increase in net sales. Net sales of sports field products were down as the result of the loss of a customer.

     The Business to Business Products Group’s operating income increased 19% to $15,782,000 in fiscal 2008 from $13,302,000 in fiscal 2007. Average net selling price increases were partially offset by approximately 6% higher combined freight, materials and packaging costs. Freight costs increased approximately 23% due to higher diesel fuel prices. Packaging costs were driven upward by price increases in the resin and paper markets. Selling and administrative expenses were only 1% higher in fiscal 2008 compared to fiscal 2007. Higher marketing costs in fiscal 2008 were mostly offset by lower bad debt expense. Bad debt expense was higher in fiscal 2007 due to the write-off of a receivable from a sports product customer.

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

     The Retail and Wholesale Products Group’s operating income decreased 7% to $14,973,000 in fiscal 2008 from $16,162,000 in fiscal 2007 due to higher costs. The Group’s combined freight, materials and packaging costs increased approximately 6% during fiscal 2008. Record high fuel prices resulted in freight costs approximately 16% higher than in fiscal 2007. The Group’s product margins were also negatively impacted by higher packaging and materials costs as described above. These higher costs exceeded the improvement in the Group’s net sales. Selling and administrative expenses were 9% lower in fiscal 2008 compared to fiscal 2007. In fiscal 2007 advertising costs were higher due to packaging re-design and market research costs.

CONSOLIDATED RESULTS

     Consolidated gross profit as a percentage of net sales in fiscal 2008 decreased to 20% from 22% in fiscal 2007. Cost of sales for fiscal 2008 was reduced by $831,000 as a result of the sale of emission reduction credits, as described in Note 2 of the Notes to the Consolidated Financial Statements, which increased our consolidated gross profit as a percentage of net sales for fiscal 2008 by approximately 1%. Increased average net selling prices in fiscal 2008 did not overcome increased freight, materials and packaging costs. Gross profit was further reduced by a 5% increase in the cost of fuel used in the manufacturing process in fiscal 2008 compared to fiscal 2007.

     Selling, general and administrative expenses as a percentage of net sales in fiscal 2008 decreased to 14% from the 17% in fiscal 2007. The discussion of the Groups’ operating income above describes the fluctuation in the selling, general and administrative expenses that were allocated to our operating segments. The remaining unallocated corporate expenses were lower in fiscal 2008 due primarily to decreases in the estimated incentive bonus and audit fees. The lower fiscal 2008 incentive bonus expense was based on performance targets that are established for each year. Audit expense was higher in fiscal 2007 when we became an accelerated filer and were required for the first time to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

     Total liabilities decreased $483,000, or 1%, during fiscal 2008. Noncurrent liabilities decreased $3,179,000, due to payment on long term debt. This decrease was partially offset by increases in the accrued postretirement benefits and deferred compensation, as described in Notes 9 and 10, respectively, of the Notes to the Consolidated Financial Statements. Current liabilities increased $2,696,000, or 10%, during fiscal 2008. The changes in current liabilities are described in the Liquidity and Capital Resources section below.

FOREIGN OPERATIONS

     Net sales by our foreign subsidiaries during fiscal 2009 were $13,447,000, or 6% of total company net sales. This represents a decrease of $4,140,000, or 24%, from fiscal 2008, in which foreign subsidiary net sales were $17,587,000, or 8% of total company net sales. Net sales and tons sold decreased in both our Canadian and United Kingdom subsidiaries. Industrial absorbent sales were down for both subsidiaries as the worldwide economic slowdown impacted sales through reduced orders. Aggressive competition in the Canadian cat litter market also resulted in some reduced sales and the loss of a customer. In addition, the British Pound was approximately 5% weaker and the Canadian Dollar was approximately 17% weaker against the U.S. Dollar for fiscal 2009 compared to fiscal 2008, which resulted in lower sales values after translation to U.S. Dollars. For fiscal 2009 our foreign subsidiaries reported a net loss of $559,000, a decrease of $1,444,000 from the $885,000 net income reported in fiscal 2008. The lower tons sold and currency impacts described above contributed to the net loss, along with increased material and freight costs. Identifiable assets of our foreign subsidiaries as of July 31, 2009 were $9,692,000 compared to $10,857,000 as of July 31, 2008. Most of the decrease in identifiable assets was in cash and cash equivalents, accounts receivable and inventories.

     Net sales by our foreign subsidiaries during fiscal 2008 were $17,587,000, or 8% of total company net sales. This represents an increase of $630,000, or 4%, from fiscal 2007, in which foreign subsidiary net sales were $16,957,000, or 8% of total company net sales. Net sales increased in both our Canadian and United Kingdom subsidiaries. Our Canadian subsidiary’s net sales increase was primarily due to a higher net selling price that overcame lower tons sold. The lower volume was primarily in private label cat litter sales due to the loss of a customer. For fiscal 2008 our foreign subsidiaries reported net income of $885,000, an increase of $555,000 from the $330,000 net income reported in fiscal 2007. Net selling price increases improved results for both our Canadian and United Kingdom subsidiaries. Our Canadian subsidiary also obtained a greater portion of a raw material from an alternative lower cost source during fiscal 2008. Our Swiss subsidiary reported lower income taxes in fiscal 2008 due to additional taxes recognized in fiscal 2007 related to the repatriation of untaxed earnings. Identifiable assets of our foreign subsidiaries as of July 31, 2008 were $10,857,000 compared to $9,775,000 as of July 31, 2007. Most of the increase in identifiable assets was in cash and cash equivalents, inventories and accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements include funding working capital needs, the purchasing and upgrading of real estate, equipment and facilities, and investing in infrastructure and potential acquisitions. We have principally used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements. Cash and cash equivalents totaled $11,839,000, $6,848,000 and $12,133,000 at July 31, 2009, 2008 and 2007, respectively. As of July 31, 2009 there were no outstanding borrowings under our revolving credit facility with Harris N.A.

     The following table sets forth certain elements of our Consolidated Statements of Cash Flows (in thousands):

	Fiscal Year Ended
	July 31,	July 31,	July 31,
	2009	2008	2007
Net cash provided by operating activities	$15,814	$11,341	$16,851
Net cash used in investing activities	(2,189)	(10,890)	(5,467)
Net cash used in financing activities	(9,082)	(5,666)	(5,546)
Effect of exchange rate changes on cash and cash equivalents	448	(70)	(312)
Net increase (decrease) in cash and cash equivalents	4,991	(5,285)	5,526

Net cash provided by operating activities

     In fiscal 2009 net cash provided by operations was $15,814,000, an increase of $4,473,000 from fiscal 2008, due primarily to an increase in other liabilities and changes in working capital. Other liabilities increased in fiscal 2009 due to higher postretirement benefit liabilities based on actuarially calculated benefit obligations and lower pension asset values as of July 31, 2009. See Note 9 of the Notes to the Consolidated Financial Statements for more information regarding our employee benefit plans. Deferred compensation increased $394,000 due to continued deferrals and earnings on deferred balances in excess of payouts. The other significant changes in working capital are described below.

     In fiscal 2008 net cash provided by operations was $11,341,000, a decrease of $5,510,000 from fiscal 2007, due primarily to changes in working capital and an increase other assets that offset an increase other liabilities. Other assets increased due primarily to a lease receivable relating to a co-packaging agreement in the Business to Business Products Group. Other liabilities increased due to higher postretirement benefit liabilities.

     The changes in the primary components of working capital that impacted operating cash flows for these years are as follows:

     Accounts receivable, less allowance for doubtful accounts, decreased $2,383,000 at fiscal year-end 2009 compared to fiscal year-end 2008. The decrease was due primarily to lower fiscal 2009 fourth quarter sales, particularly during the month of July. Accounts receivable, less allowance for doubtful accounts, increased $3,450,000 at fiscal year-end 2008 compared to fiscal year-end 2007. The increase was due in part to strong fiscal 2008 fourth quarter net sales which were 10% greater than fiscal 2007 fourth quarter net sales.

     Inventories were up slightly at fiscal year-end 2009 compared to fiscal year-end 2008 due to a higher finished goods inventory that offset a lower packaging inventory. Inventories increased by $2,507,000 at fiscal year-end 2008 compared to fiscal year-end 2007 reflecting the higher cost of materials, packaging and fuel and increased inventory levels. Inventory levels increased due to production planning and service level requirements.

     Accounts payable decreased $2,187,000 at fiscal year-end 2009 compared to fiscal year-end 2008 as the result of fewer purchases due to lower sales and production levels during the fourth quarter of fiscal 2009. Similarly, accrued freight decreased $1,272,000 and other accrued expenses decreased $732,000 at fiscal year-end 2009. Accounts payable increased $1,310,000 at fiscal year-end 2008 compared to fiscal year-end 2007 due primarily to higher costs for purchased items, particularly energy and packaging. Timing of payments also impacts all year-end accounts payable balances.

Net cash used in investing activities

     Cash used in investing activities was $2,189,000 in fiscal 2009 versus $10,890,000 in fiscal 2008. During fiscal 2009 net dispositions of investment securities was $13,037,000 compared to net purchases of investment securities of $2,331,000 in fiscal 2008. In fiscal 2009 proceeds from disposition of investment securities were used to fund higher requirements for capital expenditures and debt payments. In addition, during fiscal 2008 we modified our investment strategy to allocate a greater portion of our financial resources to investments versus cash. Purchases and dispositions of investment securities in both periods are also subject to variations in the timing of investment maturities. Capital expenditures were $15,253,000 during fiscal 2009 compared to $7,302,000 in fiscal 2008. Significant capital projects related to new product development at our manufacturing facilities and the purchase of land used cash in fiscal 2009. During fiscal 2008 we also used $1,300,000 to purchase strategic intangible assets in the Retail and Wholesale Products Group.

     Cash used in investing activities was $10,890,000 in fiscal 2008 versus $5,467,000 in fiscal 2007. During fiscal 2008 net purchases of investment securities were $2,331,000 compared to net dispositions of $2,233,000 in fiscal 2007. During fiscal 2008 we modified our investment strategy to allocate a greater portion of our financial resources to investments versus cash. Purchases and dispositions of investment securities in both periods are also subject to variations in the timing of investment maturities. During fiscal 2008 we also used $1,300,000 to purchase strategic intangible assets in the Retail and Wholesale Products Group. Capital expenditures were $455,000 lower in fiscal 2008 compared to fiscal 2007.

Net cash used in financing activities

     Cash used in financing activities was $9,082,000 in fiscal 2009 compared to $5,666,000 in fiscal 2008. We used cash in fiscal 2009 primarily for principal payments on long-term debt, dividends and purchases of treasury stock. Payments on long-term debt were $1,500,000 higher in fiscal 2009 in accordance with our debt agreements. Cash used to purchase treasury stock was $636,000 higher in fiscal 2009. Dividends paid were $307,000 higher in fiscal 2009 due to a dividend increase. In addition, proceeds from issuance of treasury stock and Common Stock during fiscal 2009 were $811,000 lower as a result of less stock option exercise activity.

     Cash used in financing activities was $5,666,000 in fiscal 2008 compared to $5,546,000 in fiscal 2007. We used cash in fiscal 2008 primarily for principal payments on long-term debt and dividends. Dividend payments were $339,000 higher in fiscal 2008 due to a dividend increase; however, proceeds from issuance of treasury stock and Common Stock during fiscal 2008 were $363,000 higher as a result of more stock option exercise activity.

Other

     Total cash and investment balances held by our foreign subsidiaries at July 31, 2009, 2008 and 2007 were $1,030,000, $1,607,000 and $1,013,000, respectively. Cash and investment balances fluctuated due to normal business operations.

     As part of the normal course of business, we guarantee certain debts and trade payables of our wholly-owned subsidiaries. These arrangements are made at the request of the subsidiaries’ creditors, as separate financial statements are not distributed for the wholly-owned subsidiaries. As of July 31, 2009 the value of these guarantees was $386,000 of lease liabilities.

     On December 19, 2008 we signed an amendment to extend our $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) that was set to expire on January 27, 2009. The amended agreement is effective until December 31, 2011 and changes certain terms of the original agreement.

     The credit agreement with Harris provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris. At July 31, 2009 the variable rates would have been 3.3% for the Harris’ prime-based rate or 1.9% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2009 and 2008 there were no outstanding borrowings under this credit facility and we were in compliance with its covenants.

     We believe that cash flow from operations, availability under our revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations for at least the next 12 months. We expect cash requirements for capital expenditures in fiscal 2010 to decrease from fiscal 2009 due primarily to completion of capital projects at our manufacturing facilities. During fiscal 2009 we had capital expenditures of approximately $7,000,000 related to construction of a new plant to produce engineered granules and land purchases. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

     Our capital requirements are subject to change as business conditions warrant and opportunities arise. The following tables summarize our significant contractual obligations and commercial commitments at July 31, 2009 and the effect such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less Than 1
Contractual Obligations	Total	Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$21,500,000	$3,200,000	$7,100,000	$7,300,000	$3,900,000
Interest on Long-Term Debt	4,330,000	1,325,000	1,920,000	947,000	138,000
Operating Leases	9,666,000	2,033,000	2,970,000	1,520,000	3,143,000
Unconditional Purchase Obligations	6,638,000	5,274,000	1,364,000	--	--
Total Contractual Cash Obligations	$42,134,000	$11,832,000	$13,354,000	$9,767,000	$7,181,000

     The unconditional purchase obligations represent forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2010 and 2011. As of July 31, 2009 the remaining purchase obligation was $5,274,000 for 810,000 MMBtu for fiscal 2010 and $1,364,000 for 160,000 MMBtu for fiscal 2011. These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

     In the third quarter of fiscal 2009 we made a contribution of $827,000 to our defined benefit pension plan. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below for certain information regarding the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

     As of July 31, 2009 our non-current liability for uncertain tax positions was approximately $200,000. We have not presented this obligation in the table above because the timing of future cash flows is dependent on examinations by taxing authorities and can not reasonably be estimated.

	Amount of Commitment Expiration Per Period
	Total
Other Commercial	Amounts	Less Than 1
Commitments	Committed	Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$40,379,000	$25,692,000	$11,029,000	$3,658,000	$--
Total Commercial Commitments	$40,379,000	$25,692,000	$11,029,000	$3,658,000	$--

     The expected timing of payments of the obligations above is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

OFF BALANCE SHEET ARRANGEMENTS

     We do not have any unconsolidated special purpose entities. As of July 31, 2009 we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management’s discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the generally accepted accounting principles of the United States. Annually we review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to current economic and business environment. We believe that of our significant accounting policies stated in Note 1 of the Notes to the Consolidated Financial Statements, the policies listed below involve a higher degree of judgment and/or complexity. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include promotional programs, allowance for doubtful accounts, pension accounting and income taxes. Actual results could differ from these estimates.

     Trade Receivables. We recognize trade receivables when the risk of loss and title pass to the customer consistent with our Revenue Recognition policy. See Note 1 of the Notes to the Consolidated Financial Statements. We provide for an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts and analysis of specific accounts. A customer is determined to be uncollectible when we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We believe our allowance for doubtful accounts is reasonable; however, the unanticipated default by a customer with a material trade receivable could occur. We recorded an allowance for doubtful accounts of $652,000 and $614,000 at July 31, 2009 and 2008, respectively.

     Inventories. We value inventories at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales divisions to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at July 31, 2009 and 2008 were $274,000 and $138,000, respectively.

     Reclamation. During the normal course of our overburden removal activities we perform on-going reclamation activities. As overburden is removed from a pit, it is hauled to a previously mined pit and used to refill older sites. This process allows us to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing the liability of the reclamation process.

     On an annual basis we evaluate our potential reclamation liability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations and with Financial Accounting Standards Board (“FASB”) Interpretation No. 47 (as amended), Accounting for Conditional Asset Retirement Obligations. As of July 31, 2009 and 2008 we have recorded an estimated net reclamation asset of $301,000 and $320,000, respectively, and a corresponding estimated reclamation liability of $813,000 and $718,000, respectively. These values represent the discounted present value of the estimated future mining reclamation costs at the production plants. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge, once again over the estimated useful lives of the mines.

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

     Impairment of goodwill, trademarks and other intangible assets. We review carrying values of goodwill, trademarks and other indefinite lived intangible assets periodically for possible impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Our impairment review is based on a discounted cash flow approach that requires significant judgment with respect to volume, revenue, expense growth rates and the selection of an appropriate discount rate. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the first quarter of the fiscal year and we use judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts may indicate that an asset has become impaired. Our analysis in the first quarter of fiscal 2009 did not indicate any impairment. We continue to monitor events, circumstances or changes in the business that might imply a reduction in value and might lead to impairment.

     Trade Promotions and Advertising. We routinely commit to one-time or ongoing trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience with trade spending patterns and that of the industry, current trends and forecasted data. While we believe our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations.

     Advertising costs include printed materials, participation in industry conventions and shows and market research. Advertising costs for print media are expensed when the advertising occurs. All other advertising costs are expensed when incurred. All advertising costs are part of selling, general and administrative expenses.

     We have accrued liabilities at the end of each period for the estimated trade spending and advertising programs. We recorded liabilities of $2,073,000 and $2,126,000 for trade promotions and advertising at July 31, 2009 and 2008, respectively.

      Stock-Based Compensation. We account for stock options and restricted stock issued under our long term incentive plans in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123-R”). SFAS No. 123-R requires the determination of the fair value of stock-based compensation at the grant date and the recognition in the financial statements of the related compensation expense over the appropriate vesting period. The fair value of stock-based compensation was estimated on the grant date using the Black-Scholes Option Pricing Method. This method requires management to make certain estimates, including estimating the expected term of stock options, expected volatility of our stock and expected dividends. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on our Consolidated Financial Statements. We recognized share-based compensation expense of $332,000 in fiscal 2009 and $669,000 in fiscal 2008, net of related tax effect. These amounts include expense related to stock option grants and amortization of restricted stock.

     Pension and Postretirement Benefit Costs. We calculate our pension and postretirement benefit obligations and the related effects on results of operations using actuarial models. To measure the expense and obligations, we must make a variety of estimates including critical assumptions for the discount rate used to value certain liabilities and the expected return on plan assets set aside to fund these costs. We evaluate these critical assumptions at least annually. Other assumptions involving demographic factors, such as retirement age, mortality and turnover, are evaluated periodically and are updated to reflect actual experience. As these assumptions change from period to period, recorded pension and postretirement benefit amounts and funding requirements could also change. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

     The discount rate is the rate assumed to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the pension benefits when due. The discount rate is subject to change each year. We refer to an applicable index and the expected duration of the benefit payments to select a discount rate at which we believe the benefits could be effectively settled. The discount rate for fiscal 2009 and 2008 was the single equivalent rate that would yield the same present value as the plan’s expected cashflows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve is the Citigroup Pension Liability Index. In fiscal 2007, the discount rate assumption was a benchmark rate based on the Citigroup Pension Liability Index. Our determination of pension expense or income is based on a market-related valuation of plan assets, which is the fair market value. Our expected rate of return on plan assets is determined based on asset allocations and historical experience. The expected long-term rate of inflation and risk premiums for the various asset categories are based on general historical returns and inflation rates. The target allocation of assets is used to develop a composite rate of return assumption. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

     Income Taxes. Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

     We determine our current and deferred taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The tax effect of the expected reversal of tax differences is recorded at rates currently enacted for each jurisdiction in which we operate. To the extent that temporary differences will result in future tax benefit, we must estimate the timing of their reversal and whether taxable operating income in future periods will be sufficient to fully recognize any deferred tax assets. We maintain valuation allowances where it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the income tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings and other factors that could effect the realization of deferred tax assets. We recorded valuation allowances for income taxes of $3,222,000 and $2,462,000 at July 31, 2009 and 2008, respectively. The valuation allowance at July 31, 2009 has been established for the full amount of the deferred tax benefit related to our alternative minimum tax credit carryforwards since we believe it is more likely than not that the benefit of these credits will not be realized. See Note 6 of the Notes to the Consolidated Financial Statements for further discussion.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

     On August 1, 2008 we adopted the required portions of SFAS No. 157, Fair Value Measurements, and its subsequent amendments. The adoption of this Statement did not have a material impact on our consolidated financial statements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008 SFAS No. 157 was amended by FASB Staff Position (“FSP”) SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FSP SFAS No. 157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. SFAS No. 157 was further amended by FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active and by FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. See Note 5 of the Notes to the Consolidated Financial Statements for the description of our adoption of SFAS No. 157, as amended.

     In February 2008 the FASB issued SFAS No. 157-2, Effective Date of FASB Statement No. 157. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will apply SFAS No. 157 to nonfinancial assets and liabilities for the first quarter ending October 31, 2009 of our fiscal year 2010. We do not believe adoption of these delayed portions will have a material impact on our consolidated financial statements.

     In February 2007 the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The Statement also establishes presentation and disclosure requirements relating to items measured at fair value. We adopted this Statement as of August 1, 2008. We did not elect the Fair Value Option for any of our financial assets or liabilities; therefore, the adoption of FAS No. 159 had no impact on our consolidated financial statements.

     On August 1, 2008 we adopted the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classified nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. The adoption of EITF 06-11 had an insignificant impact on our consolidated financial statements.

     As of July 31, 2009 we adopted FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than Temporary Impairment. We had no investments in debt securities as of July 31, 2009; therefore, this FSP had no impact on our consolidated financial statements. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities by clarifying the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired and by improving the related presentation and disclosure for such debt and equity securities in the financial statements.

     For our fiscal year ended July 31, 2009 we adopted SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued that are not addressed in other generally accepted accounting principles. See Principles of Consolidation and Basis of Presentation in Note 1 of the Notes to the Consolidated Financial Statements.

Recently Issued Accounting Standards

     In April 2009 the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. This FSP is effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will adopt this pronouncement for the first quarter ending October 31, 2009 of our fiscal year 2010. We do not believe this FSP will have a material impact on our consolidated financial statements.

     In April 2009 the FASB issued FSP FAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP addresses issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This pronouncement is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted FSP SFAS No. 141-R as of August 1, 2009 and will apply its provisions to future business combinations.

     In December 2008 the FASB issued FSP SFAS No. 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to expand the disclosure requirements for employers’ pension and other postretirement benefit plan assets. FSP SFAS No. 132R-1 requires employers to disclose information about fair value measurements of plan assets, the investment policies and strategies for the major categories of plan assets and significant concentrations of risk within plan assets. We will adopt this FSP in our consolidated financial statements for the fiscal year ending July 31, 2010 on a prospective basis. We are currently evaluating the impact FSP FAS 132R-1 will have on our consolidated financial statements.

     In November 2008 the FASB issued FSP EITF No. 08-7, Accounting for Defensive Intangible Assets. This FSP clarifies the definition and accounting for defensive intangible assets acquired in a business combination or an asset acquisition. This FSP states that, upon acquisition, an intangible asset must be recognized at fair value in accordance with SFAS No. 157, Fair Value Measurement, regardless of how the acquiring entity intends to use the asset. The intangible asset should be amortized over a useful life approximated by the period over which it is expected to provide direct and indirect cash flows benefits resulting from the limitation against others to use the intangible asset. We adopted FSP EITF No. 08-7 as of August 1, 2009 and will apply its provisions to future intangible asset acquisitions.

     In June 2008 the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We will adopt FSP EITF No. 03-6-1 for the first quarter ending October 31, 2009 of our fiscal year 2010. We do not believe this FSP will have a material impact on our consolidated financial statements or our earnings per share.

     In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the noncontrolling interest to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. We adopted this Statement as of August 1, 2009. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We had two offsetting interest rate swap agreements with the same counterparty as of July 31, 2009. We believe that the market risk arising from holdings of our financial instruments is not material.

     We are exposed to foreign currency fluctuation risk, primarily U.S. Dollar/British Pound, U.S. Dollar/Euro and U.S. Dollar/Canadian Dollar, as it relates to certain accounts receivables and our foreign operations. Foreign currency denominated accounts receivable is a small fraction of our consolidated accounts receivable. We are also subject to translation exposure of our foreign subsidiaries’ financial statements. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated net sales or net income. We do not enter into any hedge contracts in an attempt to offset any adverse effect of changes in currency exchange rates. We believe that the foreign currency fluctuation risk is immaterial to our consolidated financial statements.

     We are exposed to market risk at it relates to the investments of plan assets under our defined benefit pension plan. The fair value of these assets is subject to change due to fluctuations in the financial markets. The decline in the equity markets resulted in a lower value of our pension plan assets as of July 31, 2009. The lower asset value may increase our pension expense for fiscal 2010 and may increase the amount and accelerate the timing of future funding contributions.

     We are exposed to regulatory risk in the fluids purification, agricultural and animal health markets, principally as a result of the risk of increasing regulation of the food chain in the United States and Europe. We actively monitor developments in this area, both directly and through trade organizations of which we are a member.

     We are exposed to commodity price risk with respect to fuel. We contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. As of July 31, 2009 we have purchased natural gas contracts representing approximately 40% of our planned kiln fuel needs for fiscal 2010. We estimate the weighted average cost of these natural gas contracts in fiscal 2010 to be approximately 36% lower than the contracts in fiscal 2009; however, this average will change if we continue to buy natural gas contracts. We have also purchased contracts for a portion of our fuel requirements for fiscal 2011 to take advantage of declines in gas prices. All contracts are related to the normal course of business and no contracts are entered into for speculative purposes.

     The following table provides information about our natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2010 and 2011. The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on September 30, 2009.

Commodity Price Sensitivity
Natural Gas Future Contracts
For the Year Ending July 31, 2010
	Expected 2010 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	810,000	--
Weighted Average Price (Per MMBtu)	$6.51	--
Contract Amount ($ U.S., in thousands)	$5,274	$3,778

Commodity Price Sensitivity
Natural Gas Future Contracts
For the Year Ending July 31, 2011
	Expected 2011 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	160,000	--
Weighted Average Price (Per MMBtu)	$8.53	--
Contract Amount ($ U.S., in thousands)	$1,364	$1,069

     Factors that could influence the fair value of the natural gas contracts, include, but are not limited to, the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, the general demand for natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world. Some of these same events have allowed us to mitigate the impact of the natural gas contracts by the continued, and in some cases expanded, use of recycled oil in our manufacturing processes. Accurate estimates of the impact that these contracts may have on our fiscal 2010 financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.

     Please also see Item 1A “Risk Factors” above for a discussion of these and other risks and uncertainties we face in our business.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	July 31,
ASSETS	2009	2008
	(in thousands of dollars)
Current Assets
Cash and cash equivalents	$11,839	$6,848
Investment in treasury securities	7,998	20,916
Accounts receivable, less allowance of $652 and $614
in 2009 and 2008, respectively	29,000	31,383
Inventories	17,795	17,744
Deferred income taxes	1,080	890
Prepaid repairs expense	4,345	3,117
Prepaid expenses and other assets	1,660	1,753
Total Current Assets	73,717	82,651

Property, Plant and Equipment, at Cost
Buildings and leasehold improvements	24,479	23,801
Machinery and equipment	106,385	101,954
Office furniture and equipment	8,596	8,413
Vehicles	8,949	7,850
	148,409	142,018
Less accumulated depreciation and amortization	(109,645)	(104,494)
	38,764	37,524
Construction in progress	8,220	2,650
Land	12,501	11,266
Total Property, Plant and Equipment, Net	59,485	51,440

Other Assets
Goodwill	5,162	5,162
Trademarks and patents (Net of accumulated amortization
of $351 and $349 in 2009 and 2008, respectively)	649	733
Debt issuance costs (Net of accumulated amortization
of $473 and $525 in 2009 and 2008, respectively)	306	338
Licensing and non-compete agreements (Net of accumulated amortization
of $3,361 and $2,987 in 2009 and 2008, respectively)	1,378	1,752
Deferred income taxes	4,144	2,048
Other	4,420	4,864
Total Other Assets	16,059	14,897
Total Assets	$149,261	$148,988

The accompanying notes are an integral part of the consolidated financial statements.

	July 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2009	2008
	(in thousands of dollars)
Current Liabilities
Current maturities of notes payable	$3,200	$5,580
Accounts payable	5,304	7,491
Dividends payable	994	919
Accrued expenses
Salaries, wages and commissions	5,794	5,578
Trade promotions and advertising	2,073	2,126
Freight	1,073	2,345
Other	5,330	6,062
Total Current Liabilities	23,768	30,101

Noncurrent Liabilities
Notes payable	18,300	21,500
Deferred compensation	5,892	5,498
Pension and postretirement benefits	10,491	3,026
Other	1,247	1,237
Total Noncurrent Liabilities	35,930	31,261
Total Liabilities	59,698	61,362

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,475,171
shares in 2009 and 7,392,475 in 2008	747	739
Class B Stock, par value $.10 per share, issued 2,240,201
shares in 2009 and 2,239,538 in 2008	224	224
Additional paid-in capital	23,366	22,218
Restricted unearned stock compensation	(383)	(674)
Retained earnings	111,593	105,966
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	40	68
Pension and postretirement benefits	(4,584)	(121)
Cumulative translation adjustment	282	612
	131,285	129,032
Less treasury stock, at cost (2,282,521 Common and
324,741 Class B shares at July 31, 2009 and 2,261,942
Common and 324,741 Class B shares at July 31, 2008)	(41,722)	(41,406)
Total Stockholders’ Equity	89,563	87,626
Total Liabilities and Stockholders’ Equity	$149,261	$148,988

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2009	2008	2007
	(in thousands, except for per share data)
Net Sales	$236,245	$232,359	$212,117
Cost of Sales	(186,861)	(186,289)	(166,417)
Gross Profit	49,384	46,070	45,700
Selling, General and Administrative Expenses	(34,801)	(33,340)	(35,163)
Income from Operations	14,583	12,730	10,537
Other Income (Expense)
Interest income	365	1,070	1,415
Interest expense	(1,910)	(2,189)	(2,389)
Foreign exchange (losses) gains	(324)	165	(23)
Other, net	595	399	905
Total Other Expense, Net	(1,274)	(555)	(92)
Income Before Income Taxes	13,309	12,175	10,445
Income Taxes	(3,723)	(3,136)	(2,785)
Net Income	$9,586	$9,039	$7,660

Net Income Per Share
Basic Common	$1.44	$1.38	$1.22
Basic Class B Common	$1.17	$1.11	$0.90
Diluted	$1.32	$1.25	$1.09

Average Shares Outstanding
Basic Common	5,146	5,068	4,902
Basic Class B Common	1,874	1,854	1,834
Diluted	7,242	7,215	7,028

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

	Number of Shares		$ Amounts ( in thousands)

						Restricted		Accumulated
	Common		Common	Additional		Unearned		Other	Total
	& Class B	Treasury	& Class B	Paid-In	Retained	Stock	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Compensation	Stock	Income/(Loss)	Equity
Balance, July 31, 2006	9,392,702	(2,628,844)	$939	$18,072	$97,390	$(1,308)	$(42,082)	$225	$73,236
Net Income			--	--	7,660	--	--	--	7,660
Cumulative Translation
Adjustments			--	--	--	--	--	328	328
Unrealized gain on marketable Securities			--	--	--	--	--	13	13
Total Comprehensive Income									8,001
Adjustment to adopt FAS 158, net of tax (1)			--	--	--	--	--	857	857
Dividends Declared			--	--	(3,117)	--	--	--	(3,117)
Adoption of EITF 04-06 (see Note 1)			--	--	(1,235)	--	--	--	(1,235)
Purchases of Treasury Stock		(873)	--	--	--	--	(16)	--	(16)
Issuance of Stock Under Long-
Term Incentive Plans	112,003	18,750	11	992	(195)	--	305	--	1,113
Share-based Compensation			--	1,086	--	--	--	--	1,086
Amortization of Restricted Stock			--	--	--	317	--	--	317
Balance, July 31, 2007	9,504,705	(2,610,967)	$950	$20,150	$100,503	$(991)	$(41,793)	$1,423	$80,242
Net Income					9,039				9,039
Cumulative Translation
Adjustments								105	105
Unrealized gain on marketable Securities			--	--	--	--	--	9	9
Unrecognized actuarial gain/loss,
prior service cost and transition liability			--	--	--	--	--	(978)	(978)
Total Comprehensive Income									8,175
Dividends Declared			--	--	(3,463)	--	--	--	(3,463)
Purchases of Treasury Stock		(1,114)	--	--	--	--	(20)	--	(20)
Issuance of Stock Under Long-
Term Incentive Plans	127,308	25,398	13	1,171	(113)	--	407	--	1,478
Share-based Compensation			--	897	--	--	--	--	897
Amortization of Restricted Stock			--	--	--	317	--	--	317
Balance, July 31, 2008	9,632,013	(2,586,683)	$963	$22,218	$105,966	$(674)	$(41,406)	$559	$87,626
Net Income			--	--	9,586	--	--	--	9,586
Cumulative Translation
Adjustments			--	--	--	--	--	(330)	(330)
Unrealized gain on marketable Securities			--	--	--	--	--	(28)	(28)
Unrecognized actuarial gain/loss,
prior service cost and transition liability			--	--	--	--	--	(4,463)	(4,463)
Total Comprehensive Income									4,765
Dividends Declared			--	--	(3,759)	--	--	--	(3,759)
Purchases of Treasury Stock		(41,579)	--	--	--	--	(656)	--	(656)
Issuance of Stock Under Long-
Term Incentive Plans	83,359	21,000	8	662	(200)	--	340	--	810
Share-based Compensation			--	486	--	--	--	--	486
Amortization of Restricted Stock			--	--	--	291	--	--	291
Balance, July 31, 2009	9,715,372	(2,607,262)	$971	$23,366	$111,593	$(383)	$(41,722)	$(4,262)	$89,563

(1) Presentation of this line has been revised from what was previously reported. See Note 9 of the Notes to the Consolidated Financial Statements.

The accompanying statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2009	2008	2007
Cash Flows from Operating Activities	(in thousands of dollars)
Net Income	$9,586	$9,039	$7,660
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	7,406	7,455	7,498
Amortization of investment discounts	(119)	(692)	(879)
Non-cash stock compensation expense	460	902	1,078
Excess tax benefits for share-based payments	(314)	(313)	(325)
Deferred income taxes	(2,239)	(347)	761
Provision for bad debts	29	88	323
Loss on the sale of property, plant and equipment	59	221	525
(Increase) decrease in:
Accounts receivable	2,354	(3,538)	(2,141)
Inventories	(51)	(2,507)	460
Prepaid expenses	(1,135)	(555)	312
Other assets	(157)	(1,026)	821
Increase (decrease) in:
Accounts payable	(1,773)	1,438	(934)
Accrued expenses	(1,841)	(200)	1,628
Deferred compensation	394	742	663
Other liabilities	3,155	634	(599)
Total Adjustments	6,228	2,302	9,191
Net Cash Provided by Operating Activities	15,814	11,341	16,851

Cash Flows from Investing Activities
Capital expenditures	(15,253)	(7,302)	(7,757)
Purchase of strategic intangible assets	--	(1,300)	--
Proceeds from sale of property, plant and equipment	27	43	57
Purchases of investment in treasury securities	(80,963)	(95,831)	(55,217)
Dispositions of investment in treasury securities	94,000	93,500	57,450
Net Cash Used in Investing Activities	(2,189)	(10,890)	(5,467)

Cash Flows from Financing Activities
Principal payments on notes payable	(5,580)	(4,080)	(4,080)
Dividends paid	(3,684)	(3,377)	(3,038)
Purchase of treasury stock	(656)	(20)	(16)
Proceeds from issuance of treasury stock	140	293	111
Proceeds from issuance of common stock	526	1,184	1,003
Excess tax benefits for share-based payments	314	313	325
Other, net	(142)	21	149
Net Cash Used in Financing Activities	(9,082)	(5,666)	(5,546)
Effect of exchange rate changes on cash and cash equivalents	448	(70)	(312)
Net Increase (Decrease) in Cash and Cash Equivalents	4,991	(5,285)	5,526
Cash and Cash Equivalents, Beginning of Year	6,848	12,133	6,607
Cash and Cash Equivalents, End of Year	$11,839	$6,848	$12,133

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Oil-Dri Corporation of America and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. Our consolidated financial statements for the year ended July 31, 2009 were evaluated for subsequent events through October 9, 2009, the date the consolidated financial statements were issued.

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

INVENTORIES

     We value inventories at the lower of cost (first-in, first-out) or market. We recorded inventory obsolescence reserves of approximately $274,000 and $138,000 for the fiscal years ended July 31, 2009 and 2008, respectively. The composition of inventories as of July 31, 2009 and 2008 are as follows:

	2009	2008
	(in thousands)
Finished goods	$10,568	$10,076
Packaging	3,474	3,798
Other	3,753	3,870
	$17,795	$17,744

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TRANSLATION OF FOREIGN CURRENCIES

     Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

INTANGIBLES AND GOODWILL

     We amortize intangibles on a straight-line basis over periods ranging from seven to 20 years. We periodically review intangibles and goodwill to assess recoverability from projected discounted cash flows of the related operating entities. Our review is based on discounted cash flow and other approaches that require significant judgment with respect to volume, revenue, expense growth rates and the selection of an appropriate discount rate. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the first quarter of the fiscal year and we use judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts may indicate that an asset has become impaired.

     The following schedule is our estimated intangible amortization expense for the next five fiscal years (in thousands):

2010	$334
2011	$335
2012	$330
2013	$325
2014	$286

OVERBURDEN REMOVAL AND MINING COSTS

     We mine sorbent materials on property that we either own or lease as part of our overall operations. A significant part of our overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of our production processes.

     As of August 1, 2006 we adopted EITF Issue No. 04-06, Accounting for Stripping Costs Incurred during Production in the Mining Industry (“EITF 04-06”), which changed our reporting of post-production overburden stripping costs. Beginning in the first quarter of fiscal year 2007, these costs were treated as a variable inventory production cost and were included in cost of sales in the period they were incurred. We had $1,686,000 of prepaid overburden removal expense recorded on our consolidated balance sheet as of July 31, 2006. In accordance with the transition guidance provided by this new pronouncement, on August 1, 2006 we wrote off this balance to opening retained earnings, with no charge to current earnings. The cumulative effect adjustment reduced opening retained earnings by $1,235,000, eliminated the $1,686,000 balance of the prepaid overburden removal expense account and adjusted our tax accounts by $451,000. We recorded stripping costs in cost of sales in fiscal years 2009, 2008 and 2007 of approximately $1,892,000, $1,719,000 and $1,293,000, respectively, under EITF 04-06.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Years
Buildings and leasehold improvements	5-30
Machinery and equipment
Packaging	2-20
Processing	3-20
Mining and Other	3-15
Office furniture, computers and equipment	2-10
Vehicles	2-8

Property, plant and equipment are reviewed for possible impairment on an annual basis. We review for idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value.

TRADE PROMOTIONS

     We routinely commit to one-time or ongoing trade promotion programs primarily in our Retail and Wholesale Products Group. All such costs are netted against sales. We have accrued liabilities at the end of each period for the estimated expenses incurred, but not paid for these programs. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. We use judgment for estimates to determine our trade spending liabilities. We rely on our historical experience with trade spending patterns and that of the industry, current trends and forecasted data.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents, investment securities, cash surrender value of life insurance policies and notes payable. These instruments, except for notes payable and investments in U.S. Treasury securities, were carried at amounts approximating fair value as of July 31, 2009 and 2008. The fair value of notes payable was estimated based on future cash flows discounted at current interest rates available to us for debt with similar maturities and characteristics. The fair value of notes payable was more than its carrying value by approximately $23,000 as of July 31, 2009 and by approximately $418,000 as of July 31, 2008. See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding assets and liabilities recorded at fair value.

REVENUE RECOGNITION

     Under the terms of our sales agreements with customers, we recognize revenue when risk of loss and title are transferred. An invoice is generated at the time of shipment based on a fixed and determinable price. Sales returns and allowances are not material.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COST OF SALES

     Cost of sales includes all manufacturing costs, including depreciation and amortization related to assets used in the manufacturing and distribution process, inbound and outbound freight, inspection costs, purchasing costs associated with materials and packaging used in the production process and warehouse and distribution costs.

SHIPPING AND HANDLING COSTS

     Shipping and handling costs are included in cost of sales and were $40,465,000, $42,567,000, and $33,830,000 for the years ended July 31, 2009, 2008 and 2007, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses include salaries, wages and benefits associated with staff outside the manufacturing and distribution functions, all marketing related costs, any miscellaneous trade spending expenses not required to be included in net sales, research and development costs, depreciation and amortization related to assets outside the manufacturing and distribution process and all other non-manufacturing and non-distribution expenses.

RESEARCH AND DEVELOPMENT

     Research and development costs of $2,099,000, $2,497,000, and $2,154,000 were charged to expense as incurred for the years ended July 31, 2009, 2008 and 2007, respectively.

ADVERTISING COSTS

     Advertising costs include printed materials, participation in industry conventions and shows and market research. Advertising costs for print media are expensed when the advertising occurs. All other advertising costs are expensed when incurred. All advertising costs are part of selling, general and administrative expenses. Advertising expenses were $2,158,000, $1,054,000, and $1,473,000 for the years ended July 31, 2009, 2008 and 2007, respectively.

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

     As of July 31, 2007, we adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires the funded status of our defined pension and postretirement health benefit plans to be recognized on the balance sheet. In addition, changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost are recognized within other comprehensive income, net of income tax. See Note 9 for additional information.

STOCK-BASED COMPENSATION

     We account for stock options and restricted stock issued under our long term incentive plans in accordance with SFAS No. 123-R. SFAS No. 123-R requires the determination of the fair value of stock-based compensation at the grant date and the recognition in the financial statements of the related compensation expense over the appropriate vesting period. We adopted SFAS No. 123-R on August 1, 2005, the beginning of our fiscal year 2006 using a modified prospective application. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption. See Note 8 for additional information.

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

     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as of August 1, 2007. There were no material adjustments associated with the implementation of FIN 48. As of August 1, 2007 unrecognized tax benefits and accrued interest and penalties were not material. We recognize interest and penalties accrued related to uncertain tax positions in income tax (benefit) expense.

     We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Our federal income tax return for the fiscal year ended July 31, 2008 remains open for future examination. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are no material open or unsettled federal, state, local or foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years. On the basis of present information, we do not anticipate the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statue of limitations in the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

     On August 1, 2008 we adopted the required portions of SFAS No. 157, Fair Value Measurements, and its subsequent amendments. The adoption of this Statement did not have a material impact on our consolidated financial statements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008 SFAS No. 157 was amended by FSP SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FSP SFAS No. 157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. SFAS No. 157 was further amended by FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active and by FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. See Note 5 of the Notes to the Consolidated Financial Statements for the description of our adoption of SFAS No. 157, as amended.

     In February 2008 the FASB issued SFAS No. 157-2, Effective Date of FASB Statement No. 157. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will apply SFAS No. 157 to nonfinancial assets and liabilities for the first quarter ending October 31, 2009 of our fiscal year 2010. We do not believe adoption of these delayed portions will have a material impact on our consolidated financial statements.

     In February 2007 the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The Statement also establishes presentation and disclosure requirements relating to items measured at fair value. We adopted this Statement as of August 1, 2008. We did not elect the Fair Value Option for any of our financial assets or liabilities; therefore, the adoption of FAS No. 159 had no impact on our consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     On August 1, 2008 we adopted the EITF consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classified nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. The adoption of EITF 06-11 had an insignificant impact on our consolidated financial statements.

     As of July 31, 2009 we adopted FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than Temporary Impairment. We had no investments in debt securities as of July 31, 2009; therefore, this FSP had no impact on our consolidated financial statements. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities by clarifying the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired and by improving the related presentation and disclosure for such debt and equity securities in the financial statements.

     For our fiscal year ended July 31, 2009 we adopted SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued that are not addressed in other generally accepted accounting principles. See Principles of Consolidation and Basis of Presentation in Note 1 of the Notes to the Consolidated Financial Statements.

Recently Issued Accounting Standards

     In April 2009 the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. This FSP is effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will adopt this pronouncement for the first quarter ending October 31, 2009 of our fiscal year 2010. We do not believe this FSP will have a material impact on our consolidated financial statements.

     In April 2009 the FASB issued FSP FAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP addresses issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This pronouncement is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted FSP SFAS No. 141-R as of August 1, 2009 and will apply its provisions to future business combinations.

     In December 2008 the FASB issued FSP SFAS No. 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to expand the disclosure requirements for employers’ pension and other postretirement benefit plan assets. FSP SFAS No. 132R-1 requires employers to disclose information about fair value measurements of plan assets, the investment policies and strategies for the major categories of plan assets and significant concentrations of risk within plan assets. We will adopt this FSP in our consolidated financial statements for the fiscal year ending July 31, 2010 on a prospective basis. We are currently evaluating the impact FSP FAS 132R-1 will have on our consolidated financial statements.

     In November 2008 the FASB issued FSP EITF No. 08-7, Accounting for Defensive Intangible Assets. This FSP clarifies the definition and accounting for defensive intangible assets acquired in a business combination or an asset acquisition. This FSP states that, upon acquisition, an intangible asset must be recognized at fair value in accordance with SFAS No. 157, Fair Value Measurement, regardless of how the acquiring entity intends to use the asset. The intangible asset should be amortized over a useful life approximated by the period over which it is expected to provide direct and indirect cash flows benefits resulting from the limitation against others to use the intangible asset. We adopted FSP EITF No. 08-7 as of August 1, 2009 and will apply its provisions to future intangible asset acquisitions.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In June 2008 the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We will adopt FSP EITF No. 03-6-1 for the first quarter ending October 31, 2009 of our fiscal year 2010. We do not believe this FSP will have a material impact on our consolidated financial statements or our earnings per share.

     In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the noncontrolling interest to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. We adopted this Statement as of August 1, 2009. The adoption of SFAS No. 160 had no impact on our consolidated financial statements.

NOTE 2 – SPECIAL CHARGES, FEES AND CHANGES IN ACCOUNTING ESTIMATES

COST OF SALES

     During fiscal 2008 we recorded an $831,000 pre-tax reduction to our cost of sales from the sale to an unaffiliated third party of emission reduction credits we held in the State of California. We do not need these credits to operate our California mining and manufacturing facility.

NOTE 3 – OPERATING SEGMENTS

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information establishes standards for reporting information about operating segments. Under SFAS No. 131, we have two reportable operating segments derived from the different characteristics of our two major customer groups: Retail and Wholesale Products Group and Business to Business Products Group. Net sales and operating income for each segment are provided below. Revenues by product line are not provided because it would be impracticable to do so. The accounting policies of the segments are the same as those described in the Note 1 of the Notes to the Consolidated Financial Statements.

     We do not rely on any segment asset allocations and we do not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations below for those assets for which we can reasonably determine. The unallocated asset category is the remainder of our total assets. The asset allocation is estimated and is not a measure used by our chief operating decision maker about allocating resources to the operating segments or in assessing their performance. The corporate expenses line represents certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as research and development, information systems, finance, legal, human resources and customer service. Corporate expenses also include the annual incentive plan bonus accrual.

	July 31,
	Assets
	2009	2008	2007
	(in thousands)
Business to Business Products	$42,581	$38,026	$35,298
Retail and Wholesale Products	69,300	66,838	61,992
Unallocated Assets	37,380	44,124	44,797
Total Assets	$149,261	$148,988	$142,087

NOTE 3 – OPERATING SEGMENTS (CONTINUED)

	Year Ended July 31
	Net Sales			Income
	2009	2008	2007	2009	2008	2007
	(in thousands)
Business to Business Products	$76,049	$75,048	$69,612	$14,948	$15,782	$13,302
Retail and Wholesale Products	160,196	157,311	142,505	17,007	14,973	16,162
Total Sales/Operating Income	$236,245	$232,359	$212,117	31,955	30,755	29,464

Less:
Corporate Expenses				17,101	17,461	18,045
Interest Expense, Net of Interest Income				1,545	1,119	974
Income before Income Taxes				13,309	12,175	10,445
Income Taxes Provision				(3,723)	(3,136)	(2,785)
Net Income				$9,586	$9,039	$7,660

     The following is a summary of financial information by geographic region for the years ended July 31:

	2009	2008	2007
	(in thousands)
Sales to unaffiliated customers:
Domestic	$222,798	$214,772	$195,160
Foreign subsidiaries	$13,447	$17,587	$16,957
Sales or transfers between geographic areas:
Domestic	$6,102	$7,050	$6,719
Income (Loss) before income taxes:
Domestic	$13,812	$10,939	$9,620
Foreign subsidiaries	$(503)	$1,236	$825
Net Income (Loss):
Domestic	$10,145	$8,154	$7,330
Foreign subsidiaries	$(559)	$885	$330
Identifiable assets:
Domestic	$139,569	$138,131	$132,312
Foreign subsidiaries	$9,692	$10,857	$9,775

     Our largest customer accounted for the following percentage of consolidated net sales and net accounts receivable:

	2009	2008	2007
Net sales for the years ended July 31	26%	25%	23%
Net accounts receivable as of July 31	38%	33%	36%

NOTE 4 – NOTES PAYABLE

     The composition of notes payable at July 31 is as follows:

	2009		2008
	(in thousands)
Town of Blue Mountain, Mississippi
Principal repaid on October 1, 2008. Interest payable monthly at a variable interest rate reset weekly based on market conditions for similar instruments. The average annual rate was 3.17% and 3.03%
in fiscal 2009 and 2008, respectively. Payment of these bonds by the
Company was guaranteed by a letter of credit issued by
Harris Trust and Savings Bank	$	---	$2,500

Prudential Financial
Payable in annual principal installments on April 15:
$3,000 in fiscal 2010; $2,000 in fiscal 2011;
and $1,500 in fiscal 2012 and 2013.
Interest is payable semiannually at an annual rate of 6.55%		8,000	9,500

The Prudential Insurance Company of America and Prudential
Retirement Insurance and Annuity Company
Payable in annual principal installments on October 15:
$200 in fiscal 2010; $1,500 in fiscal 2011;
$2,100 in fiscal 2012; $2,300 in fiscal 2013;
$3,500 in fiscal 2014; $3,500 in fiscal 2015;
and $400 in fiscal 2016.
Interest is payable semiannually at an annual rate
of 5.89%		13,500	15,000

Other		---	80
		$21,500	$27,080
Less current maturities of notes payable		(3,200)	(5,580)
		$18,300	$21,500

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

     We have a $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) effective until December 31, 2011. The credit agreement with Harris provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris. As of July 31, 2009 and 2008 there were no outstanding borrowings under this credit facility. At July 31, 2009 the variable rates would have been 3.3% for the Harris’ prime-based rate or 1.9% for the LIBOR-based rate. At July 31, 2008 the variable rates would have been 5.0% for the Harris’ prime rate or 3.8% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2009 and 2008 we were in compliance with the agreement’s covenants.

NOTE 4 – NOTES PAYABLE (CONTINUED)

     On July 12, 2006 Favorite Products Company, Ltd., a wholly-owned subsidiary, entered into a credit agreement with the National Bank of Canada that is effective until July 31, 2011. At July 31, 2009 the agreement provided up to $600,000 (Canadian dollars) in committed unsecured revolving credit loans. The interest rate on any outstanding borrowings would be based on the Canadian prime rate. The agreement also contains restrictive covenants that require Favorite Products to maintain a minimum working capital ratio and a maximum debt to equity ratio. As of July 31, 2009 there were no outstanding borrowings against this agreement.

     The 1998 note agreement with Teachers Insurance and Annuity Association of America (“Teachers”) and Prudential Insurance Company of America (“Prudential”) for the $25,000,000 private debt placement was been amended to modify the fixed charges ratio covenant contained therein from the original ratio to ratio values that varied over different periods of time. The currently applicable fixed charges ratio was set forth in the July 2002 amendment and sets the ratio for the period November 1, 2003 and thereafter at 1.50 to 1.00. Also currently applicable is an additional interest charge of 0.25% for any fiscal quarter ending on or after July 31, 2002 if the fixed charge coverage ratio is less than 1.50 to 1.00. In December 2006 Prudential Financial bought the remaining portion of the Teachers note agreement, so subsequently this entire note is held by Prudential Financial.

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

     Our debt agreements also contain provisions such that if we default on one debt agreement, the others will automatically default. If we default on any guaranteed debt with a balance greater than $1,000,000, our unsecured revolving credit agreement with Harris N.A. will be considered in default. If we default on any debt with a balance greater than $5,000,000 we will also be considered in default on the note agreement with Prudential Financial and with the promissory notes to The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.

     We were in compliance with all restrictive covenants and limitations at July 31, 2009.

     The following is a schedule by fiscal year of future maturities of notes payable as of July 31, 2009 (in thousands):

2010	$3,200
2011	3,500
2012	3,600
2013	3,800
Later years	7,400
$21,500

NOTE 5 – FAIR VALUE

     We adopted the required portions of SFAS No. 157, Fair Value Measurements, as amended, on August 1, 2008. SFAS No. 157 applies to all assets and liabilities that are being measured and reported at fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset’s or liability’s hierarchy level is based on the lowest level of input that is significant to the fair value measurement. This Statement requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

     The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at July 31, 2009
	(in thousands)
	Total	Level 1	Level 2
Assets
Cash equivalents	$2,655	$2,655	$--
Marketable equity securities	43	43	--
Cash surrender value of life insurance	3,641	--	3,641

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

     Cash surrender value of life insurance is classified as Level 2. The value was determined by the underwriting insurance company’s valuation models and represents the guaranteed value we would receive upon surrender of these policies as of July 31, 2009. These life insurance policies are held on key employees.

     The investments in securities of $7,998,000 reported on our consolidated balance sheets consisted of U.S. Treasury securities carried at amortized cost and are not included in the above table.

NOTE 6 – INCOME TAXES

     The provision for income tax expense consists of the following:

	2009	2008	2007
	(in thousands)
Current
Federal	$2,708	$2,349	$1,873
Foreign	47	327	329
State	497	415	432
	3,252	3,091	2,634
Deferred
Federal	479	17	123
Foreign	9	23	11
State	(17)	5	17
	471	45	151
Total Income Tax Provision	$3,723	$3,136	$2,785

     Principal reasons for variations between the statutory federal rate and the effective rates for the years ended July 31 were as follows:

	2009	2008	2007
U.S. federal income tax rate	34.0%	34.0%	34.0%
Depletion deductions allowed for mining	(9.5)	(10.6)	(10.3)
State Income tax expense, net of federal tax expense	2.4	2.3	2.8
Difference in effective tax rate of foreign subsidiaries	1.4	--	0.6
Empowerment zone credits	(0.3)	(0.9)	(0.9)
Other	--	1.0	0.5
	28.0%	25.8%	26.7%

     The Consolidated Balance Sheets as of July 31 included the following tax effects of cumulative temporary differences:

	2009		2008
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Depreciation	$--	$2,469	$--	$1,924
Deferred compensation	2,581	--	2,237	--
Postretirement benefits	3,661	--	906	--
Allowance for doubtful accounts	260	--	274	--
Other assets	104	--	169	--
Accrued expenses	595	--	570	--
Tax credits	3,544	--	3,231	--
Amortization	--	129	--	116
Inventories	225	--	46	--
Depletion	--	599	--	625
Stock compensation expense	656	--	610	--
Reclamation and other	145	--	141	--
Other assets – foreign	--	128	--	119
	11,771	3,325	8,184	2,784
Valuation allowance	(3,222)	--	(2,462)	--
Total deferred taxes	$8,549	$3,325	$5,722	$2,784

NOTE 6 – INCOME TAXES (CONTINUED)

     As of July 31, 2009 we had alternative minimum tax (“AMT”) credit carryforwards for federal income tax purposes of approximately $3,222,000, which can be carried forward indefinitely or until utilized. A number of factors determine whether or not we will be able to utilize the AMT credit carryforwards. We believe it is more likely than not that we will not realize a benefit from the carryforwards; therefore, a valuation allowance has been established for the full amount of the deferred tax benefit related to the AMT tax credits.

     Historically no provision had been made for possible income taxes which may be paid on the distribution of untaxed earnings of foreign subsidiaries of approximately $5,306,000, $5,211,000 and $4,360,000 as of July 31, 2009, 2008 and 2007, respectively. No provision was required as substantially all such amounts were intended to be indefinitely invested in the subsidiaries or to be handled in such a way that no additional income taxes would be incurred when such earnings are distributed.

NOTE 7 – STOCKHOLDERS’ EQUITY

     Our authorized capital stock at July 31, 2009 and 2008 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share. There are no Class A Common Stock shares currently outstanding.

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

     Our Board of Directors has authorized in the aggregate the repurchase of 2,916,771 shares of the Company stock. As of July 31, 2009, 2,302,287 shares of Common Stock and 342,241 shares of Class B Stock have been repurchased under the Board approved repurchase authorizations and 146,545 shares of Common Stock by other transactions authorized by management prior to the adoption of the Board’s repurchase authorizations.

NOTE 8 – STOCK-BASED COMPENSATION

     We account for stock options and restricted stock issued under our long term incentive plans in accordance with SFAS No. 123-R. SFAS No. 123-R requires the determination of the fair value of stock-based compensation at the grant date and the recognition in the financial statements of the related compensation expense over the appropriate vesting period. We adopted SFAS No. 123-R on August 1, 2005, the beginning of our fiscal year 2006, using a modified prospective application. Under this application we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption.

     SFAS No. 123-R requires that stock-based compensation be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service to the company. Certain employees are eligible for accelerated vesting in accordance with the terms of our plans if they are at least 55 years old and their age plus years of service equals 80. Any unamortized expense is recognized immediately when the employee meets these criteria.

STOCK OPTIONS

     Our 1995 Long Term Incentive Plan (“1995 Plan”) provided for grants of both incentive and non-qualified stock options and restricted stock. Stock options were granted at an option price per share of 100% of the fair market value of our Class A Common Stock or, if no Class A Common Stock is outstanding, our Common Stock (“Stock”) on the date of grant. Stock options were generally granted with a five-year vesting period and a 10-year term. The stock options vest 25% two years after the grant date and 25% in each of the three following anniversaries of the grant date. The 1995 Plan expired for purposes of issuing new grants on August 5, 2005. All shares of stock issued upon option exercises under this plan were from authorized but unissued stock; all shares of restricted stock issued were from treasury stock.

     The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and non-employee directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500. Option grants covering 25,000 shares have been issued to our outside directors with a vesting period of one year and option grants covering 32,500 shares have been issued to employees with vesting similar to the vesting described above under the 1995 Plan. 90,000 shares of restricted stock have been issued under the 2006 Plan.

     The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant. Our directors are considered employees under the provisions of FAS 123-R. Stock options have been granted to our directors for a 10-year term with a one year vesting period. There are 60,250 shares outstanding and no shares are available for future grants under this plan. All shares of stock issued under the Directors’ Plan were from treasury stock.

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

EQUITY COMPENSATION PLAN INFORMATION AS OF JULY 31, 2009
Number of
securities
remaining
available for
	Number of		further issuance
	securities to be		under equity
	issued upon		compensation
	exercise of	Weighted-average	plans (excluding
	outstanding	exercise price of	securities reflected
	options	outstanding	in column (a))
	(in thousands)	options	(in thousands)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by
stockholders	445	$9.21	790
Equity compensation plans not approved by
stockholders	60	$8.61	--

     A summary of option transactions under the plans is shown below.

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at July 31, 2006	926	$8.60	5.5	$6,800
Granted	20	$17.00
Exercised	(131)	$8.50		$1,114
Forfeited	(29)	$7.58
Options outstanding at July 31, 2007	786	$8.87	4.9	$6,147
Options vested at July 31, 2007	487	$8.79	4.2	$3,843
Options unvested at July 31, 2007	299	$8.99
Exercised	(152)	$9.70		$1,378
Forfeited	(10)	$9.33
Options outstanding at July 31, 2008	624	$8.66	4.4	$5,345
Options vested at July 31, 2008	429	$8.68	4.3	$3,661
Options unvested at July 31, 2008	195	$8.61
Exercised	(104)	$6.39		$1,117
Forfeited	(2)	$4.92
Expired	(13)	$9.00
Options outstanding at July 31, 2009	505	$9.14	3.8	$3,363
Options vested at July 31, 2009	473	$8.74	3.6	$3,321
Options unvested at July 31, 2009	32	$15.03

     The amount of cash received from the exercise of options during the fiscal year ended July 31, 2009 was approximately $1,783,000 and the related tax benefit was approximately $302,000. The amount of cash received from the exercise of options during the fiscal year ended July 31, 2008 was approximately $2,854,000 and the related tax benefit was approximately $355,000. The amount of cash received from the exercise of options during the fiscal year ended July 31, 2007 was approximately $1,114,000 and the related tax benefit was approximately $323,000.

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

	OPTIONS OUTSTANDING AND EXERCISABLE
	BY PRICE RANGE AS OF JULY 31, 2009
	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
Range of		Contractual	Weighted		Weighted
Exercise	Outstanding	Life	Average	Shares	Average
Prices	(in thousands)	(Years)	Exercise Price	(in thousands)	Exercise Price
$3.40 - $5.10	127	2.20	$4.92	127	$4.92
$5.11 - $6.80	43	2.14	$6.18	43	$6.18
$6.81 - $8.50	16	0.60	$6.93	16	$6.93
$8.51 - $10.20	181	4.06	$9.34	181	$9.34
$10.21 - $11.90	6	0.13	$11.65	6	$11.65
$11.90 - $13.60	67	5.20	$12.59	56	$12.63
$13.61 - $15.30	33	6.51	$14.77	30	$14.77
$15.31 - $17.00	32	7.04	$16.37	14	$15.94
$3.40 - $17.00	505	3.78	$9.14	473	$8.74

     A five-for-four stock split was declared by our Board on June 6, 2006, during our fiscal year 2006. In keeping with historical practices, we have adjusted the number of shares and the option prices to equitably adjust all outstanding stock options. Under FAS 123-R, the equitable adjustment of outstanding options to reflect a change in capitalization (such as a stock split) may require the recognition of incremental compensation expense if the adjustment is not determined to have been required by the actual terms of the equity incentive plan. The Director’s Plan and the 1995 Plan may be deemed to have been discretionary, rather than required by the actual terms of these plans. We recognized additional stock-based compensation expense of $117,000 in fiscal 2009 and $399,000 in fiscal 2008 relating to the modification. No additional expense will be recognized in subsequent years.

     As of July 31, 2009 we had a total of approximately $47,000 in unamortized expense associated with all outstanding stock options. The weighted average period over which this expense is expected to be amortized is 1.7 years. As of July 31, 2008 and July 31, 2007 we had a total of approximately $348,000 and $938,000, respectively, in unamortized compensation expense. The weighted average period over which this expense was expected to be amortized was 1.2 years and 1.6 years at July 31, 2008 and July 31, 2007, respectively.

     There were no stock option granted in fiscal 2009 and 2008. The fair value of the stock options granted in fiscal 2007 was estimated on the date of the grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The components of the table are weighted averages of the assumptions for each fiscal year. The assumptions are determined on the date of the grant and grants issued on a given date are valued as a group. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of a grant is determined by reference to the vesting schedule, past exercise behavior and comparison with other reporting companies. We use the dividend rate at the date of grant as the best estimate of future dividends. Expected volatility is determined by calculating the standard deviation of our stock price for the five years immediately prior to the grant date. This period of time closely resembles the expected term. All of the options currently outstanding have a term of 10 years. All stock options issued under our plans have been issued at the closing market price on the date of grant.

2007
Dividend Yields	2.8%
Volatility	22.4%
Risk-free Interest Rate	4.6%
Expected Life (Years)	5.0
Weighted Average Fair Value	$3.47

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

RESTRICTED STOCK

     Our 1995 Plan and 2006 Plan both provide for grants of restricted stock. The vesting schedule under the 1995 Plan has varied, but has been three years or less. Under the 2006 Plan, the grants issued so far have vesting periods between three and five years.

     A summary of option transactions under the plans is shown below.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Unamortized
	Shares	Grant Date	Term	Expense
	(in thousands)	Fair Value	(Years)	(in thousands)
Unvested restricted stock outstanding at
July 31, 2006	95	$15.37	4.2	$1,308
Vested	(19)	$15.32
Unvested restricted stock outstanding at
July 31, 2007	76	$15.38	3.3	$991
Vested	(21)	$15.29
Unvested restricted stock outstanding at
July 31, 2008	55	$15.42	2.3	$674
Vested	(20)	$15.50
Unvested restricted stock outstanding at
July 31, 2009	35	$15.37	1.4	$383

NOTE 9 – EMPLOYEE BENEFIT PLANS

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

401(K) SAVINGS PLAN

     We also maintain a 401(k) savings plan under which we match a portion of employee contributions. This plan is available to essentially all domestic employees following 30 or 60 days of employment. Our contributions to this plan, and to similar plans maintained by our foreign subsidiaries, were $660,000, $660,000 and $585,000 for fiscal years 2009, 2008 and 2007, respectively.

     As of July 31, 2007 we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 required us to a) record a liability when the accumulated benefit obligation exceeds the fair value of plan assets and b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost.

NOTE 9 – EMPLOYEE BENEFIT PLANS (CONTINUED)

     SFAS No. 158 required the impact of the adoption of the pronouncement to be reported as an adjustment to the ending balance of accumulated other comprehensive income. We incorrectly showed the $857,000 adjustment as an amount in arriving at the total comprehensive income for the year ended July 31, 2007 on our Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income included with our consolidated financial statements for the years ended July 31, 2007 and 2008. The Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income in Item 8 “Financial Statements and Supplementary Data” above have been corrected to properly reflect the guidance in SFAS No. 158. The table below shows the previously reported and revised presentation.

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income
(in determination of balances at July 31, 2007)

	Previously Stated		Revised
	Accumulated		Accumulated
	Other	Total	Other	Total
	Comprehensive	Stockholders’	Comprehensive	Stockholders’
	Income/(Loss)	Equity	Income/(Loss)	Equity
Adjustment to adopt FAS
158, net of tax	$857	$857
Total Comprehensive
Income		8,858		$8,001
Adjustment to adopt FAS
158, net of tax			$857	857

     The net periodic pension and postretirement health benefit costs for the fiscal years ended July 31 consist of the following (in thousands):

				Postretirement Health Benefit
	Pension Cost			Cost
	2009	2008	2007	2009	2008	2007
Service cost	$879	$783	$799	$62	$64	$65
Interest cost on projected
benefit obligations	1,338	1,152	1,087	93	71	64

Expected return on plan assets	(1,323)	(1,385)	(1,202)	--	--	--
Amortization of:
Net transition (asset)
obligation	--	(25)	(27)	16	16	16
Prior service costs	47	49	49	--	--	--
Other actuarial (gain) loss	--	(15)	--	14	3	5
Adjustment	--	1	--	--	--	--
Net periodic benefit cost	$941	$560	$706	$185	$154	$150

NOTE 9 – EMPLOYEE BENEFIT PLANS (CONTINUED)

     The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for fiscal years ending July 31 (in thousands):

			Postretirement Health
	Pension Benefits		Benefits
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$19,422	$18,250	$1,352	$1,106
Service cost	879	783	62	64
Interest cost	1,338	1,152	93	71
Actuarial loss (gain)	3,595	(28)	148	214
Benefits paid	(705)	(735)	(19)	(103)
Benefit obligation at end of year	$24,529	$19,422	$1,636	$1,352

Change in plan assets:
Fair value of plan assets, beginning of year	$17,706	$17,648	$--	$--
Actual return on plan assets	(2,209)	(34)	--	--
Employer contribution	827	827	19	103
Benefits paid	(705)	(735)	(19)	(103)
Fair value of plan assets at end of year	$15,619	$17,706	$--	$--

     The accumulated benefit obligation for the pension plan was $20,124,000 as of July 31, 2009 and $16,362,000 as of July 31, 2008.

     The following table shows amounts recognized in the Consolidated Statement of Financial Position as of July 31 (in thousands):

			Postretirement Health
	Pension Benefits		Benefits
	2009	2008	2009	2008
Deferred income taxes	$2,591	$(99)	$218	$173
Other current liabilities	--	--	(55)	(42)
Other noncurrent liabilities	(8,910)	(1,716)	(1,581)	(1,310)
Accumulated other comprehensive income –net
of tax:
Net actuarial loss (gain)	4,144	(275)	307	223
Prior service cost	85	114	--	--
Net obligation at transition	--	--	49	59
	$(2,090)	$(1,976)	$(1,062)	$(897)

     The following table shows amounts net of tax that are components of other comprehensive income for the fiscal years ended July 31 (in thousands):

			Postretirement
	Pension Benefits		Health Benefits
	2009	2008	2009	2008
Net actuarial loss	$4,419	$863	$92	$133
Amortization of:
Prior service cost	(29)	(31)	--	--
Net asset/(obligation) at transition	--	16	(10)	(10)
Amortization of actuarial gain/(loss)	--	9	(9)	(2)
	$4,390	$857	$73	$121

NOTE 9 – EMPLOYEE BENEFIT PLANS (CONTINUED)

     The following table shows amortization amounts net of tax expected to be recognized in fiscal 2010 in accumulated other comprehensive income (in thousands):

		Postretirement
	Pension Benefits	Health Benefits
Amortization of:
Net actuarial loss	$164	$24
Prior service cost	29	--
Net obligation at transition	--	10
	$193	$34

     The assumptions used in the previous calculations were as follows:

			Postretirement Health
	Pension Benefits		Benefits
	2009	2008	2009	2008
Discount rate for net periodic benefit costs	7.00%	6.50%	7.00%	6.50%
Discount rate for year-end obligations	6.00%	7.00%	6.00%	7.00%
Rate of increase in compensation levels	4.00%	4.00%	--	--
Long-term expected rate of return on assets	7.50%	8.00%	--	--

     The discount rate for fiscal 2009 and 2008 was the single equivalent rate that would yield the same present value as the plan’s expected cashflows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve is the Citigroup Pension Liability Index.

     For fiscal 2008 the medical cost trend assumption was a graded rate starting at 10% and decreasing to an ultimate rate of 5% in 1% annual increments. One year later for fiscal 2009 the initial rate moved down 1% to 9%.

     Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services and investment managers), and long-term inflation assumptions. Our historical actual return averaged approximately 4.8% for the 10-year period ending July 31, 2009. The actual rate of return in fiscal 2009 was approximately (12.3%). Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in our pension plans. The investment objective for the pension plan is to secure the benefit obligations to participants at a reasonable cost. The goal is to optimize the long-term return on plan assets at a moderate level of risk.

     We review the allocation of plan assets quarterly. There is none of our Common Stock in the pension trust fund. The targeted allocation percentages of plan assets is shown below for fiscal 2010 and the actual allocation as of July 31:

	Target fiscal
Asset Allocation	2010	2009	2008
Fixed income	40%	49%	30%
Equity	60%	47%	57%
Cash and accrued income	--	4%	13%

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

NOTE 9 – EMPLOYEE BENEFIT PLANS (CONTINUED)

     The following table reflects the effect on postretirement health costs and accruals of a one-percentage point change in the assumed health care cost trend in the fiscal year ended July 31, 2009 (in thousands):

	One-Percentage Point	One-Percentage
	Increase	Point Decrease
Effect on total service and interest costs	$ 22	($ 19)
for fiscal year ended July 31, 2009
Effect on accumulated postretirement	$192	($185)
benefit obligation as of July 31, 2009

     We have funded the pension plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974 (ERISA), as amended. We contributed $827,000 during each of the fiscal years ended July 31, 2009 and July 31, 2008. We expect to contribute approximately $890,000 in fiscal 2010.

     The postretirement health plan is an unfunded plan. Our policy is to pay insurance premiums and claims from our assets.

     Our estimated future benefit payments are as follows (in thousands):

	Pension	Postretirement
	Benefits	Health Benefits
2010	$706	$55
2011	737	81
2012	789	87
2013	864	78
2014	972	55
2015-19	5,773	538
	$9,841	$894

NOTE 10 – DEFERRED COMPENSATION

     In December 1995 we adopted the Oil-Dri Corporation of America Deferred Compensation Plan. This plan has permitted directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. During the period January 1, 1999 through September 30, 2000 participants’ returns were tied to the performance of various investment elections. After September 30, 2000 the participants’ returns have been set at our long-term cost of borrowing plus 1%. Participants have deferred $414,000 and $457,000 into these plans in fiscal years 2009 and 2008, respectively. We recorded $383,000 and $348,000 of interest expense associated with these plans in fiscal years 2009 and 2008, respectively. Payments to participants were $343,000 and $238,000 in fiscal 2009 and 2008, respectively, and the total liability recorded for deferred compensation is $5,710,000 and $5,279,000 at July 31, 2009 and 2008, respectively.

     Effective April 1, 2003 we adopted the Oil-Dri Corporation of America Supplemental Executive Retirement Plan (“SERP”). The purpose of the Plan is to provide certain retired participants in the Oil-Dri Corporation of America Pension Plan (“Retirement Plan”) with the amount of benefits that would have been provided under the Retirement Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”), and/or (2) the limitation on compensation for purposes of calculating benefits under the Retirement Plan imposed by Section 401(a)(17) of the Code. We recorded $149,000 and $23,000 in expense associated with this plan in the fiscal years ended July 31, 2009 and 2008, respectively. The plan is unfunded and we will fund benefits when payments are made. The total liability recorded for the SERP was $417,000 at July 31, 2009 and $269,000 at July 31, 2008.

NOTE 10 – DEFERRED COMPENSATION (CONTINUED)

     The Oil-Dri Corporation of America Annual Incentive Plan, as amended effective January 1, 2008, provides certain executives with the opportunity to receive a deferred executive bonus award if certain financial goals are met. A total of $316,000 and $374,000 were awarded for the fiscal years ended July 31, 2009 and 2008, respectively, to certain executives under the provisions of the plan. These awards will vest over a three-year vesting period and accrue interest at our long-term cost of borrowing plus 1%.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

     We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business or financial condition.

NOTE 12 – LEASES

     Our mining operations are conducted on leased or owned property. These leases generally provide us with the right to mine as long as we continue to pay a minimum monthly rental, which is applied against the per ton royalty when the property is mined. We also lease certain offices and production facilities. In addition, we lease vehicles, railcars, mining property and equipment, warehouse space, data processing equipment, and office equipment. In most cases, we expect that, in the normal course of business, leases will be renewed or replaced by other leases.

     The following is a schedule by year of future minimum rental requirements under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of July 31, 2009:

(in thousands)
2010	$2,033
2011	1,667
2012	1,303
2013	759
2014	761
Later years	3,143
$9,666

     The following schedule shows the composition of total rental expense for all operating leases, including those with terms of one month or less which were not renewed, as of the years ended July 31:

	2009	2008	2007
	(in thousands)
Vehicles and Railcars	$1,447	$1,011	$1,206
Office facilities	821	750	676
Warehouse facilities	256	142	142
Mining properties
Minimum	114	215	131
Contingent	328	370	578
Other	175	505	832
	$3,141	$2,993	$3,565

     Contingent mining royalty payments are determined based on the tons of raw clay mined.

NOTE 13 – OTHER CASH FLOW INFORMATION

     Cash payments for interest and income taxes were as follows (in thousands):

	2009	2008	2007
Interest	$1,502	$1,861	$2,164
Income taxes	$2,854	$2,902	$2,559

NOTE 14 – DERIVATIVE INSTRUMENTS

     In 1998 we entered into two offsetting interest rate swap agreements with the same counterparty. The notional amount of these agreements was $22,000,000 at July 31, 2009 and 2008. The swap agreements terminate on May 1, 2013. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting and accordingly, we have recorded these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the Consolidated Statements of Operations. We recognized additional interest expense of $6,000, $7,000 and $12,000 in fiscal years 2009, 2008 and 2007, respectively, as a result of these contracts.

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of selected information for 2009 and 2008 is as follows:

	Fiscal 2009 Quarter Ended
	October 31	January 31	April 30	July 31	Total
	(in thousands except per share amounts)
Net Sales	$63,128	$59,130	$58,053	$55,934	$236,245
Gross Profit	$12,376	$11,913	$13,220	$11,875	$49,384
Net Income	$2,246	$2,372	$2,416	$2,552	$9,586
Net Income Per Share
Basic Common	$0.34	$0.36	$0.36	$0.38	$1.44
Basic Class B Common	$0.27	$0.29	$0.29	$0.31	$1.17
Diluted	$0.31	$0.33	$0.33	$0.35	$1.32
Dividends Per Share
Common	$0.1400	$0.1400	$0.1400	$0.1500	$0.5700
Class B	$0.1050	$0.1050	$0.1050	$0.1125	$0.4275
Common Stock Price Range:
High	$18.50	$19.00	$17.13	$19.20
Low	$10.19	$15.00	$12.85	$13.78

	Fiscal 2008 Quarter Ended
	October 31	January 31	April 30	July 31	Total
	(in thousands except per share amounts)
Net Sales	$55,285	$58,026	$59,543	$59,505	$232,359
Gross Profit	$12,430	$11,348	$11,057	$11,235	$46,070
Net Income	$2,484	$2,089	$2,013	$2,453	$9,039
Net Income Per Share
Basic Common	$0.38	$0.32	$0.30	$0.37	$1.38
Basic Class B Common	$0.31	$0.26	$0.25	$0.30	$1.11
Diluted	$0.35	$0.29	$0.28	$0.34	$1.25
Dividends Per Share
Common	$0.1300	$0.1300	$0.1300	$0.1400	$0.5300
Class B	$0.0975	$0.0975	$0.0975	$0.1050	$0.3975
Common Stock Price Range:
High	$20.25	$23.60	$20.74	$20.70
Low	$15.00	$18.80	$17.00	$14.95

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

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2009.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our internal controls over financial reporting as of July 31, 2009 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Oil-Dri Corporation of America:

     In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Oil-Dri Corporation of America and its subsidiaries at July 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2009 and 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Chicago, Illinois
October 9, 2009

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Inherent Limitations on Effectiveness of Controls

     Our management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B – OTHER INFORMATION

     None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required by this Item (except as set forth below) is contained in Oil-Dri’s Proxy Statement for its 2009 annual meeting of stockholders (“Proxy Statement”) under the captions “1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Audit Committee” and “Corporate Governance Matters” and is incorporated herein by this reference.

     The Company has adopted a Code of Ethics and Business Conduct (the “Code”) which applies to all of its directors, officers (including the Company’s Chief Executive Officer and senior financial officers) and employees. The Code imposes significant responsibilities on the Chief Executive Officer and the senior financial officers of the Company. The Code, the Company’s Corporate Governance Guidelines and the charter of its Audit Committee may be viewed on the Company’s website, www.oildri.com and are available in print to any person upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com. Any amendment to, or waiver of, a provision of the Code which applies to the Company’s Chief Executive Officer or senior financial officers and relates to the elements of a “code of ethics” as defined by the SEC will also be posted on the Company’s website. As allowed by the controlled company exemption to certain NYSE rules, the Company does not have a nominating/corporate governance committee and its compensation committee does not have a charter.

     On December 22, 2008 we filed with the NYSE the Annual CEO Certification regarding our compliance with the NYSE corporate governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to this Annual Report on Form 10-K the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our public disclosures.

ITEM 11 – EXECUTIVE COMPENSATION

     The information required by this Item is contained in Oil-Dri’s Proxy Statement under the captions “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors,” “Compensation of Directors,” “Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is contained in Oil-Dri’s Proxy Statement under the captions “Principal Stockholders.” “Security Ownership of Management” and “Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     The information required by this Item is contained in Oil-Dri’s Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANTS FEES AND SERVICES

     The information required by this Item is contained in Oil-Dri’s Proxy Statement under the caption “Auditor Fees” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements are contained herein.

Consolidated Balance Sheets as of July 31, 2009 and July 31, 2008.

Consolidated Statements of Operations for the fiscal years ended July 31, 2009, July 31, 2008 and July 31, 2007.

Consolidated Statements of Stockholders Equity for the fiscal years ended July 31, 2009, July 31, 2008 and July 31, 2007.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2009, July 31, 2008 and July 31, 2007.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2009, July 31, 2008 and July 31, 2007.

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

Incorporated by reference to Exhibit 10(s) to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on May 1, 2001.

10.2	First Amendment, dated as of December 13, 2002, to Memorandum of Agreement #1450 “Fresh Step”™ dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

Exhibit
No.	Description	SEC Document Reference
10.3	Second Amendment, dated as of October 15, 2007, to Memorandum of Agreement #1450 “Fresh Step”™ dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2008.

10.4	Exclusive Supply Agreement dated May 19, 1999 between Church & Dwight Co., Inc. and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit (10)(r) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

10.5	$25,000,000 Note Purchase Agreement dated as of April 15, 1998 between Oil-Dri and Teachers Insurance and Annuity Association of America and Cigna Investments, Inc.	Incorporated by reference to Exhibit (10)(m) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

10.6	First Amendment, dated as of January 15, 2001 to the Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit (10)(m)(5) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.

10.7	Second Amendment, dated as of July 15, 2002 to Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit 10(m)(6) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

10.8	Third Amendment, dated as of January 27, 2006 to Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.9	$15,000,000 Credit Agreement, dated January 27, 2006 among the Company, certain subsidiaries of the Company and Harris N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.10	First Amendment, dated as of December 19, 2008 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.11	$15,000,000 Note Agreement dated as of December 16, 2005 among the Company, The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 22, 2005.

10.12	First Amendment, dated as of July 12, 2006 to Note Agreement dated as of December 16, 2005.	Incorporated by reference to Exhibit 10.9 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

10.13	Description of 1987 Executive Deferred Compensation Program.*	Incorporated by reference to Exhibit (10)(f) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

10.14	Salary Continuation Agreement dated August 1, l989 between Richard M. Jaffee and Oil-Dri (“1989 Agreement”).*	Incorporated by reference to Exhibit (10)(g) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

10.15	Extension and Amendment, dated October 9, 1998, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

Exhibit
No.	Description	SEC Document Reference
10.16	Second Amendment, effective October 31, 2000, to the 1989 Agreement.*	Incorporated by reference to Exhibit 99.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 13, 2000.

10.17	Third Amendment, dated as of January 31, 2006, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 13, 2006.

10.18	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.19	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.20	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.21	Oil-Dri Corporation of America 1995 Long-Term Incentive Plan as amended and restated effective June 9, 2000.*	Incorporated by reference to Exhibit (10)(k) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.22	Supplemental Executive Retirement Plan dated April 1, 2003.*	Incorporated by reference to Exhibit (10)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.23	Oil-Dri Corporation of America Outside Director Stock Plan as amended and restated effective October 16, 1999.*	Incorporated by reference to Exhibit (10)(n) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.24	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.25	Restricted Stock Agreement, dated as of March 14, 2006, between Oil-Dri Corporation of America and Daniel S. Jaffee.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on March 20, 2006.

10.26	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.27	Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

10.28	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

Exhibit
No.	Description	SEC Document Reference
10.29	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.30	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.31	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.32	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.33	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.34	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.35	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

11.1	Statement re: Computation of Income per Share.	Filed herewith.

14.1	Code of Ethics

Available at Oil-Dri’s website www.oildri.com or in print upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, IL 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.

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

Dated: October 9, 2009

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Richard M. Jaffee	October 9, 2009
Richard M. Jaffee
Chairman of the Board of Directors

/s/ Daniel S. Jaffee	October 9, 2009
Daniel S. Jaffee
President and Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Andrew N. Peterson	October 9, 2009
Andrew N. Peterson
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Daniel T. Smith	October 9, 2009
Daniel T. Smith
Vice President and Controller
(Principal Accounting Officer)

/s/ J. Steven Cole	October 9, 2009
J. Steven Cole
Director

/s/ Arnold W. Donald	October 9, 2009
Arnold W. Donald
Director

/s/ Joseph C. Miller	October 9, 2009
Joseph C. Miller
Vice Chairman of the Board of Directors

/s/ Michael A. Nemeroff	October 9, 2009
Michael A. Nemeroff
Director

/s/ Allan H. Selig	October 9, 2009
Allan H. Selig
Director

/s/ Paul E. Suckow	October 9, 2009
Paul E. Suckow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Year Ended July 31
		2009	2008	2007
		(in thousands)
	Allowance for doubtful accounts:
	Beginning balance	$614	$569	$567
	Additions charged to expense	31	89	323
	Deductions*	7	44	321
	Balance at end of year	$652	$614	$569

*	Net of recoveries.

	Valuation reserve for income taxes:
	Beginning balance	$2,462	$1,900	$1,831
	Additions (Deductions) charged to expense	760	562	69
	Balance at end of year	$3,222	$2,462	$1,900

EXHIBITS

EXHIBIT
NUMBER

11.1	Statement Re: Computation of per share earnings

21.1	Subsidiaries of Oil-Dri

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certifications by Daniel S. Jaffee, President and Chief Executive Officer, and Andrew N. Peterson, Chief Financial Officer, required by Rule 13a-14(a)

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

Note:

Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.