Form 10-Q
period 2009-10-31
OIL DRI CORP OF AMERICA
filed 2009-12-08
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended October 31, 2009

 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware	36-2048898
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

410 North Michigan Avenue, Suite 400	60611-4213
Chicago, Illinois	(Zip Code)
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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2009.

Common Stock – 5,197,525 Shares and Class B Stock – 1,920,642 Shares

CONTENTS
Page
PART I – FINANCIAL INFORMATION

Item 1: Financial Statements	3 - 14

Item 2: Management’s Discussion and Analysis of Financial Condition and Results Of Operations	15 - 21

Item 3: Quantitative and Qualitative Disclosures About Market Risk	21 - 22

Item 4: Controls and Procedures	23

PART II – OTHER INFORMATION

Item 6: Exhibits	24

Signatures	25

Exhibits	26

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

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including those described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009, which risk factors are incorporated herein by reference.  Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	October 31,	July 31,
ASSETS	2009	2009

Current Assets
Cash and cash equivalents	$16,028	$11,839
Investment in securities	8,997	7,998
Accounts receivable, less allowance of $616 and $652 at October 31, 2009 and July 31, 2009, respectively	25,569	29,000
Inventories	16,398	17,795
Deferred income taxes	1,080	1,080
Prepaid repairs expense	4,173	4,345
Prepaid expenses and other assets	2,051	1,660
Total Current Assets	74,296	73,717

Property, Plant and Equipment
Cost	170,094	169,130
Less accumulated depreciation and amortization	(111,099)	(109,645)
Total Property, Plant and Equipment, Net	58,995	59,485

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of $359 and $351 at October 31, 2009 and July 31, 2009, respectively	641	649
Debt issuance costs, net of accumulated amortization of $485 and $473 at October 31, 2009 and July 31, 2009, respectively	294	306
Licensing agreements and non-compete agreements, net of accumulated amortization of $3,423 and $3,361 at October 31, 2009 and July 31, 2009, respectively	1,315	1,378
Deferred income taxes	4,142	4,144
Other	4,281	4,420
Total Other Assets	15,835	16,059

Total Assets	$149,126	$149,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	October 31,	July 31,
LIABILITIES & STOCKHOLDERS’ EQUITY	2009	2009

Current Liabilities
Current maturities of notes payable	$4,500	$3,200
Accounts payable	4,500	5,304
Dividends payable	996	994
Accrued expenses:
Salaries, wages and commissions	4,097	5,794
Trade promotions and advertising	2,546	2,073
Freight	1,650	1,073
Other	4,812	5,330
Total Current Liabilities	23,101	23,768

Noncurrent Liabilities
Notes payable	16,800	18,300
Deferred compensation	6,102	5,892
Pension and postretirement benefits	10,901	10,491
Other	1,258	1,247
Total Noncurrent Liabilities	35,061	35,930

Total Liabilities	58,162	59,698

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,480,046 shares at October 31, 2009 and 7,475,171 shares at July 31, 2009	748	747
Class B Stock, par value $.10 per share, issued 2,245,383 shares at October 31, 2009 and 2,240,201 shares at July 31, 2009	225	224
Additional paid-in capital	23,516	23,366
Restricted unearned stock compensation	(389)	(383)
Retained earnings	112,790	111,593
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	57	40
Pension and postretirement benefits	(4,530)	(4,584)
Cumulative translation adjustment	269	282
	132,686	131,285
Less Treasury Stock, at cost (2,282,521 Common and 324,741 Class B shares at October 31, 2009 and 2,282,521 Common and 324,741 Class B shares at July 31, 2009)	(41,722)	(41,722)
Total Stockholders’ Equity	90,964	89,563

Total Liabilities & Stockholders’ Equity	$149,126	$149,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)
	For The Three Months Ended October 31,
	2009	2008

Net Sales	$53,404	$63,128
Cost of Sales	(41,081)	(50,752)
Gross Profit	12,323	12,376
Selling, General and Administrative Expenses	(8,971)	(8,738)
Income from Operations	3,352	3,638

Other Income (Expense)
Interest expense	(374)	(505)
Interest income	40	165
Other, net	37	(221)
Total Other Income (Expense), Net	(297)	(561)

Income Before Income Taxes	3,055	3,077
Income taxes	(861)	(831)
Net Income	2,194	2,246

Retained Earnings
Balance at beginning of year	111,593	105,966
Cash dividends declared and treasury stock issuances	(997)	(1,013)
Retained Earnings – October 31	$112,790	$107,199

Net Income Per Share
Basic Common	$0.33	$0.34
Basic Class B	$0.25	$0.26
Diluted	$0.30	$0.31

Average Shares Outstanding
Basic Common	5,193	5,128
Basic Class B	1,880	1,862
Diluted	7,248	7,191

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Three Months Ended October 31,
	2009	2008

Net Income	$2,194	$2,246

Other Comprehensive Income:
Unrealized (loss) gain on marketable securities	17	(16)
Pension and postretirement benefits	54	12
Cumulative translation adjustment	(13)	(774)

Total Comprehensive Income	$2,252	$1,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)
	For The Three Months Ended October 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2009	2008
Net Income	$2,194	$2,246
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,889	1,885
Amortization of investment discount	(4)	(75)
Non-cash stock compensation expense	86	159
Excess tax benefits for share-based payments	(5)	(61)
Deferred income taxes	33	(11)
Provision for bad debts	(54)	37
Loss on the sale of fixed assets	1	1
(Increase) Decrease in:
Accounts receivable	3,486	(1,417)
Inventories	1,397	(2,089)
Prepaid expenses	(219)	(509)
Other assets	139	(1,081)
Increase (Decrease) in:
Accounts payable	(829)	(118)
Accrued expenses	(1,165)	(2,274)
Deferred compensation	209	136
Other liabilities	481	589
Total Adjustments	5,445	(4,828)
Net Cash Provided by (Used in) Operating Activities	7,639	(2,582)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,327)	(3,552)
Proceeds from sale of property, plant and equipment	---	8
Purchases of investment securities	(12,996)	(28,972)
Dispositions of investment securities	12,000	34,500
Net Cash (Used in) Provided by Investing Activities	(2,323)	1,984

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(200)	(4,080)
Dividends paid	(995)	(919)
Purchase of treasury stock	---	(644)
Proceeds from issuance of treasury stock	---	63
Proceeds from issuance of common stock	54	83
Excess tax benefits for share-based payments	5	61
Other, net	(4)	(331)
Net Cash Used in Financing Activities	(1,140)	(5,767)

Effect of exchange rate changes on cash and cash equivalents	13	825

Net Increase (Decrease) in Cash and Cash Equivalents	4,189	(5,540)
Cash and Cash Equivalents, Beginning of Year	11,839	6,848
Cash and Cash Equivalents, October 31	$16,028	$1,308
The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial statements include the accounts of the parent company and its subsidiaries.  All significant intercompany transactions are eliminated.  Our consolidated financial statements for the quarter ended October 31, 2009 were evaluated for material subsequent events through December 8, 2009, the date the consolidated financial statements were issued.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.  Operating results for the three months ended October 31, 2009 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2010.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures.  Estimates are revised periodically.  Actual results could differ from these estimates.

Under the terms of our sales agreements with customers, we recognize revenue when risk of loss and title are transferred.  Upon shipment an invoice is generated that sets the fixed and determinable price.  Promotional reserves are provided for sales incentives made directly to consumers and customers and are netted against sales.  Sales returns and allowances are not material.  Selling, general and administrative expenses include salaries, wages and benefits associated with staff outside the manufacturing and distribution functions, all marketing related costs, any miscellaneous trade spending expenses not required to be included in net sales, research and development costs,  depreciation and amortization related to assets outside the manufacturing and distribution process and all other non-manufacturing and non-distribution expenses.

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

As part of our overall operations, we mine sorbent materials on property that we either own or lease.  A significant part of our overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of our production processes.  These stripping costs are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred.  We defer and amortize the pre-production overburden removal costs associated with opening a new mine.

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

2. FIRST QUARTER 2010 RESULTS OF OPERATIONS

The results of operations for the three months ending October 31, 2009 included an increase in cost of goods sold of approximately $400,000 related to an overstatement of supplies inventory at one of our manufacturing facilities as of July 31, 2009.  The overstatement of inventory had accumulated over a number of years, and was the result of alleged theft.  This increase was offset by the expected receipt of insurance proceeds related to the supplies inventory overstatement; a receivable for which was recorded in the current period.  The net effect of the two adjustments resulted in no impact to net income.  We have determined that the adjustment to supplies inventory was not material to the first quarter of fiscal 2010 or any previously reported period.

3.	RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles.  ASC 105 established the FASB Accounting Standards Codification (“the Codification”) as the single official source of authoritative U.S. GAAP superseding all other accounting literature for non-governmental entities; however, SEC registrants must also consider rules, regulations and interpretive guidance issued by the SEC or its staff.  The Codification changed the referencing and organization of accounting guidance.  Pursuant to the provisions of ASC 105, we have updated references to U.S. GAAP in our financial statements issued in this Form 10-Q for the period ended October 31, 2009.  The adoption of ASC 105 had no impact on our financial position or results of operations.

In the first quarter of fiscal 2010, we adopted guidance under ASC 825-10, Financial Instruments, which required disclosures about the fair value of financial instruments in interim financial information.  The adoption of this standard enhanced our disclosures in this Quarterly Report on Form 10-Q (see Note 6) but had no impact on our consolidated financial statements.

In the first quarter of fiscal 2010, we adopted a guidance under ASC 260-10, Earnings Per Share, which required unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and to be included in the computation of earnings per share pursuant to the two-class method.  Under the provisions of this standard, our unvested restricted stock awards were considered participating securities.  Upon adoption we were required to retrospectively adjust earnings per share data to conform to this standard.  Accordingly, we have applied this standard for computation of earnings per share for all periods presented.  The effect was to reduce the first quarter fiscal 2009 earnings per share for Basic Class B Stock by $.01.

4.	RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2008, the FASB issued guidance under ASC 715-20 Compensation – Retirement Benefits that will require expanded disclosure for employers’ pension and other postretirement benefit plan assets fair value measurements, investment policies and strategies for the major categories of plan assets and significant concentrations of risk within plan assets.  The adoption of the guidance will result in enhanced disclosures in our fiscal 2010 Annual Report on Form 10-K, but will not have a material impact on our consolidated financial statements.

5.	INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	October 31,	July 31,
	2009	2009
Finished goods	$10,180	$10,568
Packaging	2,983	3,474
Other	3,235	3,753
	$16,398	$17,795

Inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs.  We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary.  The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered.  The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date.  The inventory obsolescence reserve values at October 31, 2009 and July 31, 2009 were $283,000 and $274,000, respectively.

6. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The inputs used to measure fair value are prioritized into one of three categories based on the lowest level of input that is significant to the fair value measurement.  The categories in the hierarchy are:

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

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at October 31, 2009 (in thousands)
	Total	Level 1	Level 2
Assets
Cash equivalents	$7,395	$7,395	$--
Marketable equity securities	60	60	--
Cash surrender value of life insurance	3,682	--	3,682

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

Cash surrender value of life insurance is classified as Level 2.  The value was determined by the underwriting insurance company’s valuation models and represents the guaranteed value we would receive upon surrender of these policies as of October 31, 2009.  These life insurance policies are held on key employees.

The carrying values of investments in securities, accounts receivable, accounts payable and notes payable approximate their fair values at October 31, 2009 and July 31, 2009, due to the short maturity and nature of those balances and are not included in the above table.  The investments in securities consisted of U.S. Treasury securities carried at amortized cost.  The estimated fair value of long-term debt, including current maturities, was approximately $21,209,000 and $21,523,000 as of October 31, 2009 and July 31, 2009, respectively.

We apply fair value techniques on a non-recurring basis associated with: (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets.

7. PENSION AND OTHER POST RETIREMENT BENEFITS

The components of net periodic pension benefits cost of our sponsored defined benefit plans were as follows:

	PENSION PLANS (dollars in thousands) Three Months Ended

	October 31, 2009	October 31, 2008
Components of net periodic pension benefit cost:

Service cost	$268	$210
Interest cost	456	334
Expected return on plan assets	(366)	(325)
Net amortization	78	12
	$436	$231

We have funded the plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974, as amended.  We did not make a contribution to our pension plan during the first quarter ended October 31, 2009.  We intend to make a contribution to the pension plan during the current fiscal year approximately equal to the annual actuarial determined cost.  We currently estimate this amount to be approximately $900,000.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

The components of the net periodic postretirement health benefit cost were as follows:

	POST RETIREMENT HEALTH BENEFITS
	Three Months Ended
	October 31, 2009	October 31, 2008
Components of net periodic postretirement benefit cost	(dollars in thousands)

Service cost	$21	$16
Interest cost	32	23
Amortization of net transition obligation	4	4
Net actuarial loss	5	3
	$62	$46

Our plan covering postretirement health benefits is an unfunded plan.

Assumptions used in the previous calculations were as follows:

	PENSION PLAN		POST RETIREMENT HEALTH BENEFITS
	For three months ended:
	October 31, 2009	October 31, 2008	October 31, 2009	October 31, 2008
Discount rate for net periodic benefit cost	6.00%	7.00%	6.00%	7.00%
Rate of increase in compensation levels	4.00%	4.00%	--	--
Long-term expected rate of return on assets	7.50%	7.50%	--	--
Measurement date	7/31/2009	7/31/2008	7/31/2009	7/31/2008
Census date	8/1/2008	8/1/2007	8/1/2008	8/1/2007

The medical cost trend assumption for postretirement health benefits was a graded rate starting at 10% and decreasing to an ultimate rate of 5% in 1% annual increments.

8.	SEGMENT REPORTING

We have two operating segments:  Retail and Wholesale Products and Business to Business Products.  These segments are managed separately because each business has different customer characteristics.  Net sales and operating income for each segment are provided below.  Revenues by product line are not provided because it would be impracticable to do so.  The accounting policies of the segments are the same as those described in Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009 filed with the SEC.

We do not rely on any operating segment asset allocations and we do not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations below for those assets for which we can reasonably determine.  The unallocated asset category is the remainder of our total assets.  The asset allocation is estimated and is not a measure used by our chief operating decision maker about allocating resources to the operating segments or in assessing their performance.  The corporate expenses line includes certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as research and development, information systems, finance, legal, human resources and customer service.  Corporate expenses also include the annual incentive plan bonus accrual.

	Assets
	October 31,	July 31,
	2009	2009
	(in thousands)
Business to Business Products	$41,111	$42,581
Retail and Wholesale Products	64,204	69,300
Unallocated Assets	43,811	37,380
Total Assets	$149,126	$149,261

	Three Months Ended October 31,
	Net Sales		Operating Income
	2009	2008	2009	2008
	(in thousands)
Business to Business Products	$17,570	$20,645	$4,509	$4,426
Retail and Wholesale Products	35,834	42,483	3,216	3,162
Total Sales/Operating Income	$53,404	$63,128	7,725	7,588
Less:
Corporate Expenses			4,336	4,171
Interest Expense, net of
Interest Income			334	340
Income before Income Taxes			3,055	3,077
Income Taxes			(861)	(831)
Net Income			$2,194	$2,246

9. STOCK-BASED COMPENSATION

We determine the fair value of stock options and restricted stock issued under our long term incentive plans as of the grant date.  We recognize the related compensation expense over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service to the company.

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

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards.  Our employees and non-employee directors are eligible to receive grants under the 2006 Plan.  The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500.  Option grants covering 25,000 shares have been issued to our outside directors with a vesting period of one year and option grants covering 32,500 shares have been issued to employees with vesting similar to the vesting described above under the 1995 Plan.  95,182 shares of restricted stock have been issued under the 2006 Plan.

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to our directors, who are considered employees, at an option price per share of 100% of the fair market value of Common Stock on the date of grant.  Stock options have been granted to our directors for a 10-year term with a one year vesting period.  There are 60,250 stock options outstanding as of October 31, 2009 and no stock options available for future grants under this plan.  All stock issued under this plan were from treasury stock.

A five-for-four stock split was announced by our Board on June 6, 2006.  The equitable adjustment of outstanding options to reflect a change in capitalization (such as a stock split) may require the recognition of incremental compensation expense if the adjustment is not determined to have been required by the actual terms of the equity incentive plan.  In keeping with historical practices, we adjusted the number of shares and the option prices to equitably adjust all outstanding stock options; however, the Directors’ Plan and the 1995 Plan may be deemed to have been discretionary, rather than required by the actual terms of these plans.  We therefore recognized additional stock-based compensation expense as a result of the modification of approximately $51,000 in the first quarter of fiscal 2009.  As of the end of fiscal 2009 all additional compensation expense had been recognized; therefore, no additional expense was recognized in fiscal 2010.

There were no stock options granted in the first three months of fiscal years 2010 or 2009.

Changes in our stock options during the first three months of fiscal 2010 were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, July 31, 2009	505	$9.14		$3,141
Exercised	(5)	$11.08		$21
Canceled	(2)	$11.65		$7
Options outstanding, October 31, 2009	498	$9.11	3.6	$3,114
Options exercisable, October 31, 2009	477	$8.78	3.4	$3,112

The amount of cash received from the exercise of stock options during the first quarter of fiscal 2010 was $54,000 and the related tax benefit was $6,000.  The amount of cash received from the exercise of stock options during the first quarter of fiscal 2009 was $133,000 and the related tax benefit was $63,000.

Restricted Stock

Our 1995 Plan and 2006 Plan both provide for grants of restricted stock.  The vesting schedule under the 1995 Plan has varied, but has generally been three years or less.  Grants issued under the 2006 Plan so far have vesting periods between two and five years.

Under the 2006 Plan, 5,182 restricted shares of Class B Stock were granted in the first quarter of fiscal 2010.  No shares of restricted stock were granted in the first three months of fiscal 2009.

Included in our stock-based compensation expense in the first quarter of fiscal years 2010 and 2009 was $73,000 and $75,000, respectively, related to unvested restricted stock.

Changes in our restricted stock outstanding during the first three months of fiscal 2010 were as follows:

	(shares in thousands)
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at July 31, 2009	35	$15.37
Granted	5
Unvested restricted stock at October 31, 2009	40	$15.33

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2009.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

OVERVIEW

We develop, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other sorbent materials. Our principal products include cat litter, industrial and automotive absorbents, bleaching clay and clarification aids, agricultural chemical carriers, animal health and nutrition and sports field products.  Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end customer and those who use our products as part of their production process or use them as an ingredient in their final finished product.  We have two reportable segments, the Retail and Wholesale Products Group and the Business to Business Products Group, as described in Note 8 of the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2009 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2008

Consolidated net sales for the three months ended October 31, 2009 were $53,404,000, a decrease of 15% from net sales of $63,128,000 in the first three months of fiscal 2009.  Net income for the first three months of fiscal 2010 was $2,194,000, a decrease of 2% from net income of $2,246,000 in the first three months of fiscal 2009.  Diluted income per share for the first three months of fiscal 2010 was $0.30 compared to $0.31 for the first three months of fiscal 2009.

Net income for the first three months of fiscal 2010 was negatively affected by decreased tons sold; however, lower costs had a significant positive impact on the quarter’s results.  Lower costs for freight, materials and packaging almost completely offset the decrease in net sales.  Material costs decreased due primarily to the lower cost of fuel used to dry our clay-based products and to transport raw materials.  Freight costs declined due to lower diesel fuel prices, which impacted our truck, rail and ship distribution channels.   Packaging costs declined due to price decreases in the resin and paper markets.  Both the Business to Business Products Group and the Retail and Wholesale Products Group experienced improved net income as lower costs overcame lower tons sold.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first three months of fiscal 2010 were $17,570,000, a decrease of $3,075,000 from net sales of $20,645,000 in the first three months of fiscal 2009.  This decrease is attributed to approximately 15% fewer tons sold for the Group compared to the first three months of fiscal 2009.  Net sales and tons sold were down or even with the first quarter of fiscal 2009 for all product categories in this Group.  Our co-packaged traditional coarse cat litter net sales decreased 24% with 12% fewer tons sold.  Net sales were adversely affected by a lower net selling price under the terms of the agreement with our co-packaging partner and the loss of a small co-packaging customer during the later part of fiscal 2009.  Net sales of agricultural chemical carriers decreased 28% and tons sold decreased 20% primarily due to reduced sales to one customer.  Agricultural customers frequently modify their forecasted needs during the year; therefore, we cannot estimate sales to agricultural chemical carriers for the remainder of fiscal 2010.  Net sales of our flowability aid product were also down 25%.  The demand was lower for flowability aid products used in animal feed due to the protein content of the soybean crop which is a determining factor in feed formulations. Net sales of bleaching earth and fluid purification products decreased 7% with approximately 9% fewer tons sold.  The good quality of the soybean crop, which required less of our bleaching earth products to process the soybean oil, negatively impacted sales.  Increased sales of bleaching earth used in palm oil processing partially offset the soybean-related sales decline.  Sales of bleaching earth and fluid purification products used in the biodiesel industry also increased compared to the first quarter of fiscal 2009.  Animal health and nutrition products net sales were flat with the first three months of fiscal 2009.  Increased sales of mycotoxin binding products, which were initially introduced during fiscal 2009, offset declines in other animal health and nutrition products during the quarter.  Baseball-related sports products sales were even with the first quarter of fiscal 2009.  We had no golf-related sports products sales in the first three months of fiscal 2010 due the loss of the distributor in fiscal 2009.

The Business to Business Products Group’s segment income increased 2% from $4,426,000 in the first three months of fiscal 2009 to $4,509,000 in the first three months of fiscal 2010.  This increase was due primarily to an approximately 9% decrease in combined freight, materials and packaging costs.  Freight costs decreased approximately 20% due primarily to lower diesel fuel prices and export freight costs.  Packaging costs decreased approximately 17% due to lower prices for paper used in packaging.  Material costs were impacted by lower energy-related costs in our mining and manufacturing processes which contributed to an approximately 4% material cost decrease.  Selling, general and administrative expenses for the Group were up 5% due to increased personnel, product development and marketing costs associated with our upcoming launch of a new agricultural engineered granule product.  These higher costs were partially offset by a decrease in similar costs incurred in fiscal 2009 related to new animal health and nutrition products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first three months of fiscal 2010 were $35,834,000, a decrease of $6,649,000 from net sales of $42,483,000 in the first three months of fiscal 2009.  The net sales decline was driven by decreases in both average net selling prices and tons sold.  The Group’s total tons sold were down 12% compared to the first three months of fiscal 2009.  Cat litter net sales were down approximately 21% due primarily to 14% lower tons sold.  Wal-Mart’s decision to carry a reduced number of cat litter brands beginning in August 2009, as discussed in our Form 10-K for the fiscal year ended July 31, 2009, is reflected in the sales decline in both branded and private label cat litter.  The average net selling price declined due to increased trade spending for product promotions costs, which are deducted from net sales.  Net sales of branded cat litter decreased 32% due primarily to 19% fewer tons sold.  Increased trade spending drove incremental sales at customers other than Wal-Mart, which partially offset the overall sales decline.  Net sales of private label cat litter decreased 9% due to 11% fewer tons sold.  Several of our larger private label customers experienced sales declines due to general economic conditions; however, we increased distribution to another customer.  Industrial absorbents net sales were down 12% with 13% lower volume due primarily to weak economic conditions in the manufacturing and automotive industries.

The Retail and Wholesale Products Group’s segment income increased 2% to $3,216,000 in the first three months of fiscal 2010 from $3,162,000 in the first three months of fiscal 2009.  The Group’s combined freight, materials and packaging costs decreased approximately 8% from the first quarter of fiscal 2009.  Freight costs were down approximately 14% due primarily to lower diesel fuel prices.  Packaging costs decreased approximately 13% due to lower prices for resin and paper used in packaging.  Material costs decreased approximately 3%  due primarily to lower energy-related costs in our mining and manufacturing processes.  Selling, general and administrative expenses for the Group were down 11% due primarily to a large currency translation loss reported by our foreign operations in the first three months of fiscal 2009 which was not incurred in the first quarter of fiscal 2010.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the first three months of fiscal 2010 was 23% compared to 20% in the first three months of fiscal 2009.  Gross profit was positively impacted by lower costs for freight, packaging, material and fuel used in our manufacturing processes.  The cost of fuel was 46% lower in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  We use natural gas, fuel oil and coal in the manufacturing process to operate kilns that dry our clay.  As described in Item 3. Quantitative and Qualitative Disclosures About Market Risk below, we have contracted for a portion of our planned fuel needs for fiscal 2010.  Gross profit was negatively impacted by a 12% increase in non-fuel manufacturing costs, including depreciation and amortization.  Manufacturing cost increases were related to labor and benefits, depreciation and amortization and repairs.

Selling, general and administrative expenses as a percentage of net sales for the first three months of fiscal 2010 were 17% compared to 14% in the first three months of fiscal 2009.  The discussions of the Groups’ operating income above describe the fluctuation in the selling, general and administrative expenses that were allocated to the operating segments.  The remaining unallocated corporate expenses in the first three months of fiscal 2010 included a higher estimated annual incentive plan bonus accrual and higher expenses associated with postretirement benefits.  The higher incentive bonus expense was based on performance targets that are established for each year.  The postretirement benefit costs are actuarially determined and are described in more detail in Note 7 of the notes to the unaudited condensed consolidated financial statements.  These higher costs were partially offset by reduced spending for research and development as we moved further through the development cycle for several new products.

Interest expense was $131,000 less for the first three months of fiscal 2010 compared to the same period in fiscal 2009 due to continued debt reduction and capitalized interest expense for a new product-related capital project.  Interest income was $125,000 lower in the first three months of fiscal 2010 due to a lower average interest rate and a lower average investment balance.

Our effective tax rate was 28% of pre-tax income in the first quarter of fiscal 2010, which is the same effective tax rate as for the full year of fiscal 2009.  The effective tax rate for fiscal 2010 is based on the projected composition of our taxable income for the year.

Total assets decreased $135,000 during the first three months of fiscal 2010.  Current assets increased $579,000 or 1% from fiscal 2009 year end balances, due primarily to increased cash and cash equivalents, investments in securities and prepaid expenses.  These increases were partially offset by decreases in accounts receivable, inventories and prepaid repairs expense.  The changes in current assets are described below in Liquidity and Capital Resources.  Property, plant and equipment, net of accumulated depreciation, decreased $490,000 during the first three months of fiscal 2010 due to depreciation expense in excess of additions.  Additions were primarily for replacement of machinery and other capital projects at our manufacturing facilities.  Other noncurrent assets decreased $224,000 due to payments received on a lease receivable related to a co-packaging agreement.

Total liabilities decreased $1,536,000 or 3% during the first three months of fiscal 2010.  Current liabilities decreased $667,000 or 3% primarily due to decreased accrued salaries, accounts payable and other accrued expenses.  Increases in current maturities of notes payable, accrued trade promotions and accrued freight partially offset these decreases.  The changes in current liabilities are described below in Liquidity and Capital Resources.  Noncurrent liabilities decreased $869,000 or 2% due primarily to the reclassification of notes payable from noncurrent to current.  Higher accruals for pension and postretirement benefits and deferred compensation partially offset the decrease.  The accrued pension and postretirement benefit liability is based on the most recent actuarial estimates.  The increase in the deferred compensation liability is due to ongoing deferrals and accrued interest in excess of payouts.

The results of operations for the three months ending October 31, 2009 included an increase in cost of goods sold of approximately $400,000 related to an overstatement of supplies inventory at one of our manufacturing facilities as of July 31, 2009.  The overstatement of inventory had accumulated over a number of years, and was the result of alleged theft.  This increase was offset by the expected receipt of insurance proceeds related to the supplies inventory overstatement; a receivable for which was recorded in the current period.  The net effect of the two adjustments resulted in no impact to net income.  We have determined that the adjustment to supplies inventory was not material to the first quarter of fiscal 2010 or any previously reported period.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first three months of fiscal 2010 were $3,817,000, a decrease of 1% from net sales of $3,870,000 during the first three months of fiscal 2009.  Net sales by our foreign subsidiaries represented 7% of our consolidated net sales during the first three months of fiscal 2010 and 6% of our consolidated net sales during the first three months of fiscal 2009.  Net sales of our Canadian subsidiary increased due primarily to increased sales of cat litter, including sales to a new customer.  Sales of industrial absorbents decreased in both our Canadian and United Kingdom subsidiaries primarily due to the slowdown in the manufacturing industry worldwide.  The British Pound was weaker on average against the U.S. Dollar for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, which resulted in lower sales values after translation to U.S. Dollars for the first quarter of fiscal 2010.  The Canadian Dollar was slightly stronger on average against the U.S. Dollar in comparison of the same periods.  For the first three months of fiscal 2010, our foreign subsidiaries reported net income of $302,000, an increase of $481,000 from the $179,000 net loss reported in the first three months of fiscal 2009.  Lower material costs contributed to the higher net income.  In addition, the currency translation loss reported by our foreign operations in the first three months of fiscal 2010 was significantly less than the loss reported in fiscal 2009.  Over the past several months the British Pound has strengthened compared to the U.S. Dollar and ended the first quarter of fiscal 2010 at approximately the same exchange rate as existed at October 31, 2008.

Identifiable assets of our foreign subsidiaries as of October 31, 2009 were $9,610,000 compared to $9,912,000 as of October 31, 2008.  The decrease is primarily due to lower cash and cash equivalents and accounts receivable that resulted from lower sales.  This decrease was partially offset by an increase in fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, the purchasing and upgrading of real estate, equipment and facilities, funding new product development and investing in infrastructure and potential acquisitions.  We principally have used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements.  Cash and cash equivalents increased $4,189,000 during the first three months of fiscal 2010 to $16,028,000 at October 31, 2009.

The following table sets forth certain elements of our unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	October 31, 2009	October 31, 2008
Net cash provided by (used in) operating activities	$7,639	$(2,582)
Net cash (used in) provided by investing activities	(2,323)	1,984
Net cash used in financing activities	(1,140)	(5,767)
Effect of exchange rate changes on cash and cash equivalents	13	825
Net increase (decrease) in cash and cash equivalents	$4,189	$(5,540)

Net cash provided by (used in) operating activities

Net cash provided by operations was $7,639,000 for the first three months of fiscal 2010, compared to net cash used in operations of $2,582,000 for the first three months of fiscal 2009.  The increase was due primarily to changes in working capital that offset lower net income.  For the first three months of fiscal years 2010 and 2009, the primary components of working capital that impacted operating cash flows were as follows:

Accounts receivable, less allowance for doubtful accounts, decreased by $3,431,000 in the first three months of fiscal 2010 due to lower sales in the first quarter of fiscal 2010 compared to sales in the fourth quarter of fiscal 2009.  Accounts receivable, less allowance for doubtful accounts, increased $1,417,000 in the first three months of fiscal 2009 due to higher sales in the first quarter of fiscal 2009 compared to sales in the fourth quarter of fiscal 2008.  The change in both years is also subject to timing of sales and collections and the payment terms provided to various customers.  The quality of our accounts receivable in terms of aging and days sales outstanding improved slightly as of October 31, 2009 compared to October 31, 2008.

Inventories decreased $1,397,000 in the first three months of fiscal 2010 compared to an increase of $2,089,000 in the same period in fiscal 2009.  Finished goods and packaging inventories decreased in the first three months of fiscal 2010 primarily due to lower sales requirements and lower costs.  Supplies inventories decreased due to the adjustment of an overstatement described in Note 2 of the notes to the consolidated financial statements.  Finished goods and packaging inventories increased in the first three months of fiscal 2009 primarily due to higher costs and normal operational fluctuations.

Other assets decreased $139,000 in the first quarter of fiscal 2010 compared to an increase of $1,081,000 in the first quarter of fiscal 2009.  The change in other assets includes the effect of currency exchange rate fluctuations on non-cash assets held by our foreign subsidiaries.  The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar was less for the first three months of fiscal 2010 compared to the same period of fiscal 2009.

Prepaid expenses increased $219,000 in the first three months of fiscal 2010 versus an increase of $509,000 in the first three months of fiscal 2009.  Prepaid repair expense decreased in the first three months of fiscal 2010 versus an increase in the first three months of fiscal 2009 due to the timing of repairs and the implementation of a new process during fiscal 2009 to manage spare parts inventory.  The timing of insurance premium payments also resulted in an increase in prepaid expenses in both years.

Accrued expenses decreased $1,165,000 in the first three months of fiscal 2010 compared to a decrease of $2,274,000 in the first three months of fiscal 2009.  The decrease in both years was due primarily to the payout of the prior fiscal year’s discretionary bonus accrual; however, the bonus payout in fiscal 2010 was less than the payout in fiscal 2009.  Accrued interest also decreased in both years due to payments on long-term debt.  Partially offsetting these decreases in both years were higher trade spending and advertising accruals due to the timing of promotional activities.  In addition, accruals for freight increased in the first three months of fiscal 2010 compared to a decrease in the first three months of fiscal 2009 due to the timing of payments and shipments at quarter-end.

Accounts payable decreased $829,000 in the first three months of fiscal 2010 compared to a decrease of $118,000 in the same period in fiscal 2009.  The decrease in the first quarter of fiscal 2010 was the result of fewer purchases due to lower production levels and costs.  Both years were subject to normal fluctuations in the timing of payments.

Other liabilities increased $481,000 in the first quarter of fiscal 2010 compared to $589,000 in the same period of fiscal 2009.  The change relates primarily to the currency exchange rate fluctuation impact on liabilities of our foreign subsidiaries as described above for other assets.

Net cash (used in) provided by investing activities

Cash used in investing activities was $2,323,000 in the first three months of fiscal 2010 compared to cash provided by investing activities of $1,984,000 in the first three months of fiscal 2009.  In the first three months of fiscal 2010, net cash used to purchase investment securities was $996,000 compared to the first three months of fiscal 2009 when $5,528,000 net cash was provided by dispositions of investment securities.  In the first quarter of fiscal 2010 more cash was available to purchase investment securities due to lower cash requirements for payments on long-term debt, bonus payouts and capital expenditures compared to the first quarter of fiscal 2009.  Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities.  Cash used for capital expenditures was $1,327,000 in the first three months of fiscal 2010 compared to $3,552,000 in the same period of fiscal 2009 as the final stages of certain capital projects were attained at our manufacturing facilities.

Net cash used in financing activities

Cash used in financing activities was $1,140,000 in the first three months of fiscal 2010 compared to $5,767,000 in the first three months of fiscal 2009.  Cash used for payment of long-term debt in the first quarter of fiscal 2010 was $3,880,000 less than in the first quarter of fiscal 2009.  In addition, $644,000 was used to purchase treasury stock in fiscal 2009 while no purchases were made in the first quarter of fiscal 2010.  Dividend payments were $995,000 in the first three months of fiscal 2010 compared to $919,000 in the first three months of fiscal 2009 due to a dividend increase.

Other

Total cash and investment balances held by our foreign subsidiaries at October 31, 2009 and 2008 were $1,423,000 and $1,762,000, respectively.  Our foreign subsidiaries’ cash and investment balances decreased during fiscal 2009 as a result of reduced profitability; however, cash and investment balances at October 31, 2009 increased from July 31, 2009.

As part of our normal course of business, we guarantee certain debts and trade payables of our wholly owned subsidiaries.  These arrangements are made at the request of the subsidiaries’ creditors because separate financial statements are not distributed for the wholly owned subsidiaries.  As of October 31, 2009 the value of these guarantees was $322,000 of lease liabilities.

On December 19, 2008, we signed an amendment to extend our $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) that is effective until December 31, 2011 and changes certain terms of the original agreement.  The credit agreement provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris.  At October 31, 2009 the variable rates would have been 3.25% for the Harris’ prime-based rate or 1.73% for the LIBOR-based rate.  The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to dispose of assets.  The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth.  As of October 31, 2009 and 2008 there were no outstanding borrowings under this credit facility and we were in compliance with its covenants.

We believe that cash flow from operations, availability under our revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations for at least the next 12 months.  We expect cash requirements for capital expenditures in fiscal 2010 to decrease from fiscal 2009 due primarily to completion of certain capital projects at our manufacturing facilities.  Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors.  The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

Our capital requirements are subject to change as business conditions warrant and opportunities arise.  The tables in the following subsection summarize our contractual obligations and commercial commitments at October 31, 2009 for the time frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$21,300,000	$4,500,000	$7,900,000	$8,500,000	$400,000
Interest on Long-Term Debt	3,671,000	1,221,000	1,700,000	726,000	24,000
Operating Leases	10,723,000	2,471,000	3,170,000	1,634,000	3,448,000
Unconditional Purchase Obligations	4,795,000	3,770,000	1,025,000	--	--
Total Contractual Cash Obligations	$40,489,000	$11,962,000	$13,795,000	$10,860,000	$3,872,000

We plan to make a contribution to our defined benefit pension plan in fiscal 2010 of approximately $900,000.  We have not presented this obligation in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

As of October 31, 2009, our non-current liability for uncertain tax positions was approximately $200,000.  We have not presented this obligation in the table above because the timing of future cash flows is dependent on examinations by taxing authorities and can not reasonably be estimated.

The unconditional purchase obligations represent forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2010 and 2011.  As of October 31, 2009, the remaining purchase obligation for fiscal 2010 was $3,431,000 for 460,000 MMBtu and for fiscal 2011 was $1,364,000 for 160,000 MMBtu.  These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$33,180,000	$23,984,000	$7,318,000	$1,878,000	$--

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

See the information concerning our critical accounting policies included under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles.  ASC 105 established the FASB Accounting Standards Codification (“the Codification”) as the single official source of authoritative U.S. GAAP superseding all other accounting literature for non-governmental entities; however, SEC registrants must also consider rules, regulations and interpretive guidance issued by the SEC or its staff.  The Codification changed the referencing and organization of accounting guidance.  Pursuant to the provisions of ASC 105, we have updated references to U.S. GAAP in our financial statements issued in this Form 10-Q for the period ended October 31, 2009.  The adoption of ASC 105 had no impact on our financial position or results of operations.

In the first quarter of fiscal 2010, we adopted guidance under ASC 825-10, Financial Instruments, which required disclosures about the fair value of financial instruments in interim financial information.  The adoption of this standard enhanced our disclosures in this Quarterly Report on Form 10-Q (see Note 6) but had no impact on our consolidated financial statements.

In the first quarter of fiscal 2010, we adopted a guidance under ASC 260-10, Earnings Per Share, which required unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and to be included in the computation of earnings per share pursuant to the two-class method.  Under the provisions of this standard, our unvested restricted stock awards were considered participating securities.  Upon adoption we were required to retrospectively adjust earnings per share data to conform to this standard.  Accordingly, we have applied this standard for computation of earnings per share for all periods presented.  The effect was to reduce the first quarter fiscal 2009 earnings per share for Basic Class B Stock by $.01.

Recently Issued Accounting Standards

In December 2008, the FASB issued guidance under ASC 715-20 Compensation – Retirement Benefits that will require expanded disclosure for employers’ pension and other postretirement benefit plan assets fair value measurements, investment policies and strategies for the major categories of plan assets and significant concentrations of risk within plan assets.  The adoption of the guidance will result in enhanced disclosures in our fiscal 2010 Annual Report on Form 10-K, but will not have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments.  We had two interest rate swap agreements as of October 31, 2009.  We believe that the market risk arising from holding these financial instruments is not material.

We are exposed to foreign currency fluctuation risk, primarily U.S. Dollar/British Pound, U.S. Dollar/Euro and U.S. Dollar/Canadian Dollar, as it relates to certain accounts receivables and our foreign operations.  Foreign currency denominated accounts receivable is a small fraction of our consolidated accounts receivable.  We are also subject to translation exposure of our foreign subsidiaries’ financial statements.  In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated sales or net income.  We do not enter into any hedge contracts in an attempt to offset any adverse effect of changes in currency exchange rates.  We believe that the foreign currency fluctuation risk is not material to our consolidated financial statements.

We are exposed to market risk at it relates to the investments that make up our plan assets under our defined benefit pension plan.  The fair value of these assets is subject to change due to fluctuations in the financial markets.  The decline in the equity markets resulted in a lower value of our pension plan assets as of July 31, 2009.  The lower asset value increased our expense for fiscal 2010 and may increase the amount and accelerate the timing of future funding contributions.

We are exposed to regulatory risk in the fluid purification, animal health and agricultural markets, principally as a result of the risk of increasing regulation of the food chain in the United States and Europe. We actively monitor developments in this area, both directly and through trade organizations of which we are a member.

We are exposed to commodity price risk with respect to fuel.  We have contracted for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices.  As of October 31, 2009, we have purchased natural gas contracts representing approximately 40% of our planned kiln fuel needs for fiscal 2010.  We estimate the weighted average cost of these natural gas contracts in fiscal 2010 to be approximately 36% lower than the contracts in fiscal 2009; however, this average will change if we continue to buy natural gas contracts.  We have also purchased contracts for a portion of our fuel requirements for fiscal 2011 to take advantage of declines in natural gas prices.  All contracts are related to the normal course of business and no contracts are entered into for speculative purposes.

The tables below provide information about our natural gas purchase contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the purchase contracts outstanding at October 31, 2009, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31 of 2010 and 2011.  The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on November 30, 2009.

Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2010
	Expected 2010 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	460,000	--
Weighted Average Price (Per MMBtu)	$7.46	--
Contract Amount ($ U.S., in thousands)	$3,431.2	$2,223.6

Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2011
	Expected 2011 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	160,000	--
Weighted Average Price (Per MMBtu)	$8.53	--
Contract Amount ($ U.S., in thousands)	$1,364.4	$972.3

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Items 1, 1A, 2, 3 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

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

Dated:  December 8, 2009

EXHIBITS

Exhibit No.	Description
11	Statement re: Computation of Earnings per Share.

31	Certifications pursuant to Rule 13a – 14(a).

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

Note:
Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213, by telephone (312) 321-1515 or by e-mail to info@oildri.com.