Form 10-Q
period 2010-01-31
OIL DRI CORP OF AMERICA
filed 2010-03-10
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended January 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2010.

Common Stock – 5,203,937 Shares and Class B Stock – 1,919,476 Shares

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

ASSETS	January 31, 2010	July 31, 2009

Current Assets
Cash and cash equivalents	$20,864	$11,839
Investment in securities	5,999	7,998
Accounts receivable, less allowance of $578 and
$652 at January 31, 2010 and July 31, 2009, respectively	27,210	29,000
Inventories	16,985	17,795
Deferred income taxes	1,080	1,080
Prepaid repairs expense	3,992	4,345
Prepaid expenses and other assets	1,903	1,660
Total Current Assets	78,033	73,717

Property, Plant and Equipment
Cost	172,617	169,130
Less accumulated depreciation and amortization	(112,247)	(109,645)
Total Property, Plant and Equipment, Net	60,370	59,485

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization
of $366 and $351 at January 31, 2010 and July 31, 2009, respectively	634	649
Debt issuance costs, net of accumulated amortization
of $498 and $473 at January 31, 2010 and July 31, 2009, respectively	281	306
Licensing agreements and non-compete agreements, net of
accumulated amortization of $3,486 and $3,361 at January 31, 2010 and July 31, 2009, respectively	1,253	1,378
Deferred income taxes	4,026	4,144
Other	4,107	4,420
Total Other Assets	15,463	16,059

Total Assets	$153,866	$149,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	January 31, 2010	July 31, 2009

Current Liabilities
Current maturities of notes payable	$4,500	$3,200
Accounts payable	5,450	5,304
Dividends payable	997	994
Accrued expenses:
Salaries, wages and commissions	5,061	5,794
Trade promotions and advertising	2,386	2,073
Freight	1,725	1,073
Other	5,881	5,330
Total Current Liabilities	26,000	23,768

Noncurrent Liabilities
Notes payable	16,800	18,300
Deferred compensation	6,281	5,892
Pension and postretirement benefits	11,269	10,491
Other	1,269	1,247
Total Noncurrent Liabilities	35,619	35,930

Total Liabilities	61,619	59,698

Stockholders’ Equity
Common Stock, par value $.10 per share, issued
7,516,458 shares at January 31, 2010 and 7,475,171 shares at July 31, 2009	752	747
Class B Stock, par value $.10 per share, issued
2,244,217 shares at January 31, 2010 and 2,240,201 shares at July 31, 2009	224	224
Additional paid-in capital	23,847	23,366
Restricted unearned stock compensation	(310)	(383)
Retained earnings	114,042	111,593
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	55	40
Pension and postretirement benefits	(4,487)	(4,584)
Cumulative translation adjustment	319	282
	134,442	131,285
Less Treasury Stock, at cost (2,312,521 Common and 324,741
Class B shares at January 31, 2010 and 2,282,521 Common and
324,741 Class B shares at July 31, 2009)	(42,195)	(41,722)
Total Stockholders’ Equity	92,247	89,563

Total Liabilities & Stockholders’ Equity	$153,866	$149,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)
	For The Six Months Ended January 31,
	2010	2009

Net Sales	$108,138	$122,258
Cost of Sales	(83,145)	(97,969)
Gross Profit	24,993	24,289
Selling, General and Administrative Expenses	(18,158)	(17,080)
Income from Operations	6,835	7,209

Other Income (Expense)
Interest expense	(715)	(983)
Interest income	74	261
Other, net	82	(232)
Total Other Income (Expense), Net	(559)	(954)

Income Before Income Taxes	6,276	6,255
Income taxes	(1,820)	(1,637)
Net Income	4,456	4,618

Retained Earnings
Balance at beginning of year	111,593	105,966
Cash dividends declared and treasury stock issuances	(2,007)	(1,947)
Retained Earnings – January 31	$114,042	$108,637

Net Income Per Share
Basic Common	$0.67	$0.70
Basic Class B	$0.50	$0.53
Diluted	$0.61	$0.64

Average Shares Outstanding
Basic Common	5,200	5,129
Basic Class B	1,885	1,868
Diluted	7,259	7,196

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Six Months Ended January 31,
	2010	2009

Net Income	$4,456	$4,618

Other Comprehensive Income:
Unrealized gain (loss) on marketable securities	15	(38)
Pension and postretirement benefits	97	24
Cumulative translation adjustment	37	(877)

Total Comprehensive Income	$4,605	$3,727

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)
	For The Three Months Ended January 31
	2010	2009

Net Sales	$54,734	$59,130
Cost of Sales	(42,064)	(47,217)
Gross Profit	12,670	11,913
Selling, General and Administrative Expenses	(9,187)	(8,342)
Income from Operations	3,483	3,571

Other Income (Expense)
Interest expense	(341)	(478)
Interest income	34	96
Other, net	45	(11)
Total Other Income (Expense), Net	(262)	(393)

Income Before Income Taxes	3,221	3,178
Income taxes	(959)	(806)
Net Income	$2,262	$2,372

Net Income Per Share
Basic Common	$0.34	$0.36
Basic Class B	$0.26	$0.27
Diluted	$0.31	$0.33

Average Shares Outstanding
Basic Common	5,206	5,131
Basic Class B	1,890	1,873
Diluted	7,269	7,199

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Three Months Ended January 31
	2010	2009

Net Income	$2,262	$2,372

Other Comprehensive Income:
Unrealized loss on marketable securities	(2)	(22)
Pension and postretirement benefits	43	12
Cumulative translation adjustment	50	(103)

Total Comprehensive Income	$2,353	$2,259

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)
	For The Six Months Ended January 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2010	2009
Net Income	$4,456	$4,618
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,711	3,684
Amortization of investment discount	(6)	(109)
Non-cash stock compensation expense	173	257
Excess tax benefits for share-based payments	(88)	(169)
Deferred income taxes	67	(5)
Provision for bad debts	(52)	73
Loss on the sale of fixed assets	63	24
(Increase) Decrease in:
Accounts receivable	1,842	(89)
Inventories	810	(1,491)
Prepaid expenses	109	(803)
Other assets	329	(1,321)
Increase (Decrease) in:
Accounts payable	285	(972)
Accrued expenses	783	(2,784)
Deferred compensation	388	119
Other liabilities	893	914
Total Adjustments	9,307	(2,672)
Net Cash Provided by Operating Activities	13,763	1,946

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,818)	(7,757)
Proceeds from sale of property, plant and equipment	337	11
Purchases of investment securities	(14,995)	(52,969)
Dispositions of investment securities	17,000	59,500
Net Cash (Used in) Investing Activities	(2,476)	(1,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(200)	(4,080)
Dividends paid	(1,991)	(1,838)
Purchase of treasury stock	(538)	(649)
Proceeds from issuance of treasury stock	52	70
Proceeds from issuance of common stock	297	272
Excess tax benefits for share-based payments	88	169
Other, net	26	(349)
Net Cash Used in Financing Activities	(2,266)	(6,405)

Effect of exchange rate changes on cash and cash equivalents	4	1,098

Net Increase (Decrease) in Cash and Cash Equivalents	9,025	(4,576)
Cash and Cash Equivalents, Beginning of Year	11,839	6,848
Cash and Cash Equivalents, January 31	$20,864	$2,272
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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.  Operating results for the three and the six months ended January 31, 2010 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2010.

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

During the normal course of our overburden removal activities we perform ongoing reclamation activities.  As overburden is removed from a pit, it is hauled to previously mined pits and used to refill older sites.  This process allows us to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing the liability for the reclamation function.

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

2. SIX MONTHS ENDED JANUARY 31, 2010 RESULTS OF OPERATIONS

The results of operations for the six months ending January 31, 2010 included an increase in cost of sales of approximately $400,000 related to an overstatement of supplies inventory at one of our manufacturing facilities as of July 31, 2009.  The overstatement of inventory had accumulated over a number of years, and was the result of alleged theft.  This increase was offset by the expected receipt of insurance proceeds related to the supplies inventory overstatement; a receivable for which was recorded in the first quarter of fiscal 2010.  The net effect of the two adjustments resulted in no impact to net income.  We have determined that the adjustment to supplies inventory was not material to the first six months of fiscal 2010 or any previously reported period.

3.	NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

For this Quarterly Report on Form 10-Q for the quarter ending January 31, 2010 we adopted the FASB guidance issued in February 2010 under ASC 855-10 Subsequent Events.  This guidance amended several definitions and removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  The adoption of this guidance resulted in revised disclosures and had no impact on our consolidated financial statements.

Recently Issued Accounting Standards

In December 2008, the FASB issued guidance under ASC 715-20 Compensation – Retirement Benefits that will require expanded disclosure for employers’ pension and other postretirement benefit plan assets fair value measurements, investment policies and strategies for the major categories of plan assets and significant concentrations of risk within plan assets.  The adoption of the guidance will result in enhanced disclosures in our fiscal 2010 Annual Report on Form 10-K, but will have no impact on our consolidated financial statements.

In January 2010, the FASB issued guidance under ASC 820-10 Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements that will require new disclosures and provides clarification of existing disclosures about fair value measurements.  Adoption of certain provisions related to the reconciliation of changes in fair value measurements using significant unobservable inputs will result in enhanced disclosures in our Quarterly Report on Form 10-Q for the quarter ending October 31, 2010.  Other provisions of this guidance will require enhanced disclosures for fair value measurements in our Quarterly Report on Form 10-Q for the quarter ending April 30, 2010.  Adoption of this guidance in either period affects disclosures only and will have no impact on our consolidated financial statements.

4.	INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	January 31,	July 31,
	2010	2009
Finished goods	$10,808	$10,568
Packaging	2,783	3,474
Other	3,394	3,753
	$16,985	$17,795

Inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs.  We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary.  The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered.  The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date.  The inventory obsolescence reserve values at January 31, 2010 and July 31, 2009 were $282,000 and $274,000, respectively.

5. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The inputs used to measure fair value are prioritized into one of three categories based on the lowest level of input that is significant to the fair value measurement.  The categories in the hierarchy are:

Level 1:	Financial assets and liabilities whose values are based on quoted market prices in active markets for identical assets or liabilities.
Level 2:	Financial assets and liabilities whose values are based on:
1) Quoted prices for similar assets or liabilities in active markets.
2) Quoted prices for identical or similar assets or liabilities in markets that are not active.
3) Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.
Level 3:	Financial assets and liabilities whose values are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect estimates of the assumptions that market participants would use in valuing the financial assets and liabilities.

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at January 31, 2010 (in thousands)
	Total	Level 1	Level 2
Assets
Cash equivalents	$11,222	$11,222	$--
Marketable equity securities	58	58	--
Cash surrender value of life insurance	3,707	--	3,707

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

Cash surrender value of life insurance is classified as Level 2.  The value was determined by the underwriting insurance company’s valuation models and represents the guaranteed value we would receive upon surrender of these policies as of January 31, 2010.  These life insurance policies are held on key employees.

The carrying values of investments in securities, accounts receivable, accounts payable and notes payable approximate their fair values at January 31, 2010 and July 31, 2009, due to the short maturity and nature of those balances and are not included in the above table.  The investments in securities consisted of U.S. Treasury securities carried at amortized cost.  The estimated fair value of long-term debt, including current maturities, was approximately $21,422,000 and $21,523,000 as of January 31, 2010 and July 31, 2009, respectively.

We apply fair value techniques on a non-recurring basis associated with: (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets.

6. PENSION AND OTHER POST RETIREMENT BENEFITS

The components of net periodic pension benefits cost of our sponsored defined benefit plans were as follows:

	PENSION PLAN (dollars in thousands)
	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Components of net periodic pension benefit cost:
Service cost	$301	$211	$569	$421
Interest cost	252	334	708	668
Expected return on plan assets	(217)	(325)	(583)	(650)
Net amortization	59	(12)	137	24
	$395	$232	$831	$463

We have funded the plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974, as amended.  We did not make a contribution to our pension plan during the six months ended January 31, 2010.  We intend to make a contribution to the pension plan during the current fiscal year approximately equal to the annual actuarial determined cost.  We currently estimate this amount to be approximately $900,000.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

The components of the net periodic postretirement health benefit cost were as follows:

	POST RETIREMENT HEALTH BENEFITS (dollars in thousands)
	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Components of net periodic postretirement benefit cost:
Service cost	$16	$15	$37	$31
Interest cost	16	24	48	47
Amortization of net transition obligation	4	4	8	8
Net actuarial loss	5	4	10	7
	$41	$47	$103	$93

Our plan covering postretirement health benefits is an unfunded plan.

Assumptions used in the previous calculations were as follows:

	PENSION PLAN		POST RETIREMENT HEALTH BENEFITS
	For three and six months ended:
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009
Discount rate for net periodic benefit cost	6.00%	7.00%	6.00%	7.00%
Rate of increase in compensation levels	4.00%	4.00%	--	--
Long-term expected rate of return on assets	7.50%	7.50%	--	--
Measurement date	7/31/2009	7/31/2008	7/31/2009	7/31/2008
Census date	8/1/2009	8/1/2007	8/1/2009	8/1/2007

The medical cost trend assumption for postretirement health benefits was a graded rate starting at 9% and decreasing to an ultimate rate of 5% in 1% annual increments.

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

	Assets
	January 31,	July 31,
	2010	2009
	(in thousands)
Business to Business Products	$43,144	$42,581
Retail and Wholesale Products	64,801	69,300
Unallocated Assets	45,921	37,380
Total Assets	$153,866	$149,261

	Six Months Ended January 31,
	Net Sales		Operating Income
	2010	2009	2010	2009
	(in thousands)
Business to Business Products	$36,133	$38,849	$9,426	$7,906
Retail and Wholesale Products	72,005	83,409	6,332	7,215
Total Sales/Operating Income	$108,138	$122,258	15,758	15,121
Less:
Corporate Expenses			8,841	8,144
Interest Expense, net of Interest Income			641	722
Income before Income Taxes			6,276	6,255
Income Taxes			(1,820)	(1,637)
Net Income			$4,456	$4,618

	Three Months Ended January 31,
	Net Sales		Operating Income
	2010	2009	2010	2009
	(in thousands)
Business to Business Products	$18,563	$18,204	$4,917	$3,480
Retail and Wholesale Products	36,171	40,926	3,116	4,053
Total Sales/Operating Income	$54,734	$59,130	8,033	7,533
Less:
Corporate Expenses			4,505	3,973
Interest Expense, net of Interest Income			307	382
Income before Income Taxes			3,221	3,178
Income Taxes			(959)	(806)
Net Income			$2,262	$2,372

8. STOCK-BASED COMPENSATION

We determine the fair value of stock options and restricted stock issued under our long term incentive plans as of the grant date.  We recognize the related compensation expense over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service to the company.

Stock Options

Our 1995 Long Term Incentive Plan (the “1995 Plan”) provided for grants of both incentive and non-qualified stock options principally at an option price per share of 100% of the fair market value of our Class A Common Stock or, if no Class A Common Stock is outstanding, our Common Stock (“Stock”) on the date of grant.  Stock options were generally granted with a five-year vesting period and a 10-year term.  The stock options generally vest 25% two years after the grant date and 25% in each of the three following anniversaries of the grant date.  This plan expired for purposes of issuing new grants on August 5, 2005.  All stock issued from option exercises under this plan was from authorized but unissued stock.  All restricted stock issued was from treasury stock.

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards.  Our employees and non-employee directors are eligible to receive grants under the 2006 Plan.  The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500.  Option grants covering 25,000 shares have been issued to our outside directors with a vesting period of one year and option grants covering 32,500 shares have been issued to employees with vesting similar to the vesting described above under the 1995 Plan.  In addition, 95,182 restricted shares have been issued under the 2006 Plan.

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to our directors, who are considered employees, at an option price per share of 100% of the fair market value of Common Stock on the date of grant.  Stock options have been granted to our directors for a 10-year term with a one year vesting period.  There are 56,250 stock options outstanding as of January 31, 2010 and no stock options available for future grants under this plan.  All stock issued under this plan were from treasury stock.

Our Board announced a five-for-four stock split on June 6, 2006.  The equitable adjustment of outstanding options to reflect a change in capitalization (such as a stock split) may require the recognition of incremental compensation expense if the adjustment is not determined to have been required by the actual terms of the equity incentive plan.  In keeping with historical practices, we adjusted the number of shares and the option prices to equitably adjust all outstanding stock options; however, the Directors’ Plan and the 1995 Plan may be deemed to have been discretionary, rather than required by the actual terms of these plans.  We therefore recognized additional stock-based compensation expense as a result of the modification in the second quarter and the first six months of fiscal 2009 of approximately $9,000 and $61,000, respectively.  As of the end of fiscal 2009, all additional compensation expense had been recognized; therefore, no additional expense has been recognized in fiscal 2010.

There were no stock options granted in the first six months of fiscal years 2010 or 2009.

Changes in our stock options during the first six months of fiscal 2010 were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, July 31, 2009	505	$9.14		$3,426
Exercised	(44)	$7.92		$342
Canceled	(2)	$11.65		$8
Options outstanding, January 31, 2010	459	$9.25	3.5	$3,067
Options exercisable, January 31, 2010	446	$9.03	3.4	$3,064

The amount of cash received from the exercise of stock options during the second quarter of fiscal 2010 was $296,000 and the related tax benefit was $93,000.  The amount of cash received from the exercise of stock options during the second quarter of fiscal 2009 was $209,000 and the related tax benefit was $110,000.  The amount of cash received from the exercise of stock options during the first six months of fiscal 2010 was $350,000 and the related tax benefit was $99,000.  The amount of cash received from the exercise of stock options during the first six month of fiscal 2009 was $343,000 and the related tax benefit was $173,000.

Restricted Stock

Our 1995 Plan and 2006 Plan both provide for grants of restricted stock.  The vesting schedule under the 1995 Plan has varied, but has generally been three years or less.  Grants issued under the 2006 Plan to date have vesting periods between two and five years.

Under the 2006 Plan, 5,182 restricted shares of Class B Stock were granted in the first six months of fiscal 2010.  No shares of restricted stock were granted in the first six months of fiscal 2009.

Included in our stock-based compensation expense in the second quarter of fiscal years 2010 and 2009 was $79,000 and $73,000, respectively, related to unvested restricted stock.  In the first six months of fiscal years 2010 and 2009, the expense related to the unvested restricted stock was $151,000 and $148,000, respectively.

Changes in our restricted stock outstanding during the first six months of fiscal 2010 were as follows:

	(shares in thousands)
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at July 31, 2009	35	$15.37
Vested	(17)
Granted	5
Unvested restricted stock at January 31, 2010	23	$15.31

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2010 COMPARED TO SIX MONTHS ENDED JANUARY 31, 2009

Consolidated net sales for the six months ended January 31, 2010 were $108,138,000, a decrease of 12% from net sales of $122,258,000 in the first six months of fiscal 2009.  Net income for the first six months of fiscal 2010 was $4,456,000, a decrease of 4% from net income of $4,618,000 in the first six months of fiscal 2009.  Diluted net income per share for the first six months of fiscal 2010 was $0.61 compared to $0.64 for the first six months of fiscal 2009.

Net income for the first six months of fiscal 2010 was negatively affected by decreased tons sold; however, the impact of the decrease was partially offset by lower costs that had a significant positive impact on our results.  Lower costs for freight, materials and packaging partially offset the decrease in net sales.  Material costs decreased due primarily to the lower cost of fuel used to dry our clay-based products and to transport raw materials.  Freight costs declined due primarily to lower diesel fuel prices, which impacted our truck, rail and ship distribution channels.  Packaging costs declined due to price decreases in the resin and paper markets.  The Business to Business Products Group experienced improved operating income as lower costs and a greater proportion of sales of higher margin products outweighed the reduced tons sold; however, in the Retail and Wholesale Products Group the decline in tons sold prevailed over lower costs.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first six months of fiscal 2010 were $36,133,000, a decrease of $2,716,000, or 7%, from net sales of $38,849,000 in the first six months of fiscal 2009.  The decrease was primarily attributed to a 9% decrease in tons sold for the Group; however, increased sales of higher priced products partially offset the decline in tons sold.  Net sales and tons sold were down for all product lines, except for bleaching earth and fluid purification products.  Our co-packaged traditional coarse cat litter net sales decreased 18% with 7% fewer tons sold in the first six months of fiscal 2010 compared to the first six months of fiscal 2009.  Net sales were adversely affected by a lower net selling price under the terms of the agreement with our co-packaging partner and the loss of a small co-packaging customer during the later part of fiscal 2009.  Net sales of agricultural chemical carriers decreased 18% and tons sold decreased 20% compared to the first six months of 2009 due primarily to the downturn in the agricultural market.  Net sales of our flowability aid product were down 20% compared to the first six months of 2009.  The demand was lower for flowability aid products used in animal feed due to price competition, including with respect to freight charges, and due to the naturally varying level of protein in the soybean crop, which is a determining factor in feed formulations.  Net sales of animal health and nutrition products decreased 5% in the first six months of fiscal 2010.  Net sales of our traditional animal health and nutrition products declined as sales efforts focused on our mycotoxin binding products outside the United States, which were introduced during fiscal 2009.  Net sales of bleaching earth and fluid purification products increased 8% in the first six months of fiscal 2010 due to 5% more tons sold.  Sales in export markets improved as lower freight costs and a weaker U.S. dollar relative to certain foreign currencies made our products more competitive in the global marketplace.  Some export markets also experienced a decline in the quality of soybean oil that resulted in increased demand for our bleaching earth products.  In addition, sales of our products used in the biodiesel industry and in palm oil processing increased compared to the first six months of fiscal 2009.  Baseball-related sports products sales were slightly higher than in the first six months of fiscal 2009.  We had no golf-related sports products sales in the first six months of fiscal 2010 due to the loss of the distributor in fiscal 2009.

The Business to Business Products Group’s segment operating income for the first six months of fiscal 2010 was $9,426,000, an increase of $1,520,000, or 19%, from operating income of $7,906,000 in the first six months of fiscal 2009.  This increase was due primarily to an approximately 10% decrease in combined freight, materials and packaging costs.  Freight costs decreased approximately 15% due primarily to lower diesel fuel prices and export freight costs.  Packaging costs decreased approximately 11% due to lower prices for resin and paper used in packaging.  Material costs were impacted by lower energy-related costs in our mining and manufacturing processes which contributed to an approximately 7% decrease in material costs.  Operating income was also positively impacted by a greater proportion of sales for higher margin products.  Selling, general and administrative expenses for the Group were up 7% due to increased personnel, market research and promotion costs associated with our upcoming launch of a new agricultural engineered granule product, as well as with investigation of potential new markets for existing products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first six months of fiscal 2010 were $72,005,000, a decrease of $11,404,000, or 14%, from net sales of $83,409,000 reported in the first six months of fiscal 2009.  The net sales decline was driven by decreases in both average net selling prices and tons sold.  The Group’s total tons sold were down 10% compared to the first six months of fiscal 2009.  Cat litter net sales were down approximately 19% compared to the first six months of fiscal 2009 due primarily to 12% lower tons sold.  The average net selling price for cat litter also declined in part due to increased trade spending for product promotions, which were deducted from net sales.  As discussed in our Form 10-K for the fiscal year ended July 31, 2009, Wal-Mart Stores, Inc. (“Wal-Mart”) began to carry a reduced number of cat litter brands in August 2009.  The impact of this decision is reflected in the sales decline of both our branded and private label cat litter.  In a recent development, Wal-Mart notified us that they are reinstating our branded scoopable litter in a limited number of stores; however, the new store count remains materially reduced from the store count at the end of fiscal 2009.  Net sales of branded cat litter decreased 31% compared to the first six months of fiscal 2009 due primarily to 20% fewer tons sold.  Customer loyalty to our branded cat litter and increased trade spending drove incremental sales at customers other than Wal-Mart, which partially offset the overall sales decline.  Net sales of private label cat litter decreased 7% compared to the first six months of fiscal 2009 due to 9% fewer tons sold.  Purchases by several of our larger private label customers declined due to general economic conditions and a continued overall decline in the coarse cat litter category.  Industrial absorbents net sales decreased 9% compared to the first six months of fiscal 2009 with 12% lower volume due primarily to weak economic conditions in the manufacturing and automotive industries.

 The Retail and Wholesale Products Group’s segment operating income for the first six months of fiscal 2010 was $6,332,000, a decrease of $883,000, or 12%, from operating income of $7,215,000 in the first six months of fiscal 2009.  The decrease is attributed to the lower net sales described above that prevailed over a decrease of approximately 6% for the Group’s combined freight, materials and packaging costs compared to the first six months of fiscal 2009.  Packaging costs decreased approximately 14% due to lower prices for resin and paper used in packaging.  Freight costs decreased approximately 8% in the first six months of fiscal 2010 due primarily to lower diesel fuel prices.  Material costs were slightly lower compared to the same period in fiscal 2009.  Selling, general and administrative expenses for the Group  decreased 5% compared to the first six months of fiscal 2009 due primarily to a currency translation loss reported by our foreign operations in the first six months of fiscal 2009 which was not incurred in the first six month of fiscal 2010.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the first six months of fiscal 2010 was 23% compared to 20% in the first six months of fiscal 2009.  Gross profit was positively impacted by lower costs for freight, packaging, material, fuel used in our manufacturing processes and increased sales of higher margin products.  The cost of fuel was 41% lower in the first six months of fiscal 2010 compared to the first six months of fiscal 2009.  We use natural gas, fuel oil and coal in the manufacturing process to operate kilns that dry our clay.  As described in Item 3. Quantitative and Qualitative Disclosures About Market Risk below, we have contracted for a portion of our planned fuel needs for fiscal 2010.  Gross profit for the first six months of fiscal 2010 was negatively impacted by a 13% increase in non-fuel manufacturing costs per ton produced, which include depreciation and amortization.  This cost increase per ton was driven primarily by 12% fewer tons produced and increased expenditures for employee benefits and repairs.  Many of the other non-fuel manufacturing costs were relatively consistent with fiscal 2009 levels, despite the reduced number of tons produced, due to their fixed nature.

Selling, general and administrative expenses as a percentage of net sales for the first six months of fiscal 2010 were 17% compared to 14% in the first six months of fiscal 2009.  The discussions of the Groups’ operating income above describe the fluctuation in the selling, general and administrative expenses that were allocated to the operating segments.  The remaining unallocated corporate expenses in the first six months of fiscal 2010 included a higher estimated annual incentive plan bonus accrual.  The higher incentive bonus expense was based on performance targets that are established for each fiscal year.  The higher bonus expense was partially offset by reduced spending for research and development as we moved further through the development cycle for several new products.

Interest expense was $268,000 less for the first six months of fiscal 2010 compared to the same period in fiscal 2009 due to continued debt reduction and capitalized interest expense for a new product-related capital project.  Interest income was $187,000 lower in the first six months of fiscal 2010 due to a lower average interest rate and a lower average investment balance.

Our effective tax rate was 29% of pre-tax income for the first six months of fiscal 2010, which is comparable to the 28% effective tax rate for the full year of fiscal 2009.  The effective tax rate for fiscal 2010 is based on the projected composition and level of our taxable income for the year.  The percentage of income attributable to higher margin Business to Business Group products is expected to be greater in fiscal 2010 compared to fiscal 2009.

Total assets increased $4,605,000, or 3%, during the first six months of fiscal 2010.  Current assets increased $4,316,000, or 6%, from fiscal 2009 year end balances due primarily to increased cash and cash equivalents and prepaid expenses.  These increases were partially offset by decreases in investment in securities, accounts receivable, inventories and prepaid repairs expense.  The changes in current assets are described below in Liquidity and Capital Resources.  Property, plant and equipment, net of accumulated depreciation, increased $885,000 during the first six months of fiscal 2010 due to additions in excess of depreciation expense.  Additions were primarily for land, replacement of machinery and other capital projects at our manufacturing facilities.  During the second quarter of fiscal 2010, we acquired approximately 800 acres of land for approximately $2,300,000 near our Georgia production plant, which we believe contain deposits of high quality mineral reserves.  Other noncurrent assets decreased $596,000 from fiscal 2009 year end balances due to payments received on a lease receivable related to a co-packaging agreement, lower deferred income taxes and amortization of other assets.

Total liabilities increased $1,921,000, or 3%, during the first six months of fiscal 2010.  Current liabilities increased $2,232,000, or 9%, from fiscal 2009 year end balances due primarily to increased current maturities of notes payable, accrued freight, accrued trade promotions and other accrued expenses.  Lower accrued salaries partially offset these increases.  The changes in current liabilities are described below in Liquidity and Capital Resources.  Noncurrent liabilities decreased $311,000, or 1%, from fiscal 2009 year end balances due to the reclassification of notes payable from noncurrent to current that was partially offset by higher accruals for pension and postretirement benefits and deferred compensation.  The accrued pension and postretirement benefit liability was based on the most recent actuarial estimates.  The increase in the deferred compensation liability was due to ongoing deferrals and accrued interest in excess of payouts.

The results of operations for the first six months of fiscal 2010 included an increase in cost of sales of approximately $400,000 related to an overstatement of supplies inventory at one of our manufacturing facilities as of July 31, 2009.  The overstatement of inventory had accumulated over a number of years, and was the result of alleged theft.  This increase was offset by the expected receipt of insurance proceeds related to the supplies inventory overstatement; a receivable for which was recorded in the first quarter of fiscal 2010.  The net effect of the two adjustments resulted in no impact to net income.  We have determined that the adjustment to supplies inventory was not material to the first six months of fiscal 2010 or to any previously reported period.

THREE MONTHS ENDED JANUARY 31, 2010 COMPARED TO THREE MONTHS ENDED JANUARY, 2009

Consolidated net sales for the three months ended January 31, 2010 were $54,734,000, a decrease of 7% from net sales of $59,130,000 in the second quarter of fiscal 2009.  Net income for the second quarter fiscal 2010 was $2,262,000, a decrease of 5% from net income of $2,372,000 in the second quarter of fiscal 2009.  Diluted net income per share for the second quarter of fiscal 2010 was $0.31 compared to $0.33 for the second quarter of fiscal 2009.

Net income for the second quarter of fiscal 2010 was negatively affected by decreased tons sold; however, the impact of the decrease was partially offset by lower costs that had a significant positive impact on the quarter’s results.  Material costs decreased due primarily to the lower cost of fuel used to dry our clay-based products and to transport raw materials.  Freight costs declined due primarily to lower diesel fuel prices, which impacted our truck, rail and ship distribution channels.  Packaging costs declined primarily due to price decreases in the resin and paper markets.  The Business to Business Products Group’s operating income improved due to lower costs and a greater proportion of sales from higher margin products which outweighed the reduced tons sold; however, in the Retail and Wholesale Products Group, the decline in tons sold prevailed over lower costs.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the second quarter of fiscal 2010 were $18,563,000, an increase of $359,000, or 2%, from net sales of $18,204,000 in the second quarter of fiscal 2009.  The Group benefited from a greater proportion of sales from higher priced products that offset a 1% decline in tons sold.  Net sales and tons sold were up for bleaching earth and fluid purification products, but were down for most other product categories in this Group.  Net sales of bleaching earth and fluid purification products increased 28% with approximately 27% more tons sold in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  Lower freight costs and a weaker U.S. dollar relative to certain foreign currencies made our products more competitive in the global marketplace, which resulted in improved export sales.  Some export markets also experienced increased demand for our bleaching earth products due to a decline in the quality of soybean oil.  In addition, sales also increased for bleaching earth and fluid purification products used in the biodiesel industry and in palm oil processing.  Baseball-related sports products sales were also slightly higher compared to the second quarter of fiscal 2009.  Our co-packaged traditional coarse cat litter net sales decreased 12% with 1% fewer tons sold compared to the second quarter of fiscal 2009.  Net sales were adversely affected by a lower net selling price under the terms of the agreement with our co-packaging partner and the loss of a small co-packaging customer during the later part of fiscal 2009.  Net sales of agricultural chemical carriers decreased 17% and tons sold decreased 22% compared to the second quarter of fiscal 2009 due primarily to the downturn in the agricultural market.  Net sales of our flowability aid product were also down 13% compared to the second quarter of fiscal 2009.  The demand was lower for flowability aid products used in animal feed due to price competition, including with respect to freight charges, and due to the naturally varying level of protein in the soybean crop, which is a determining factor in feed formulations.  Animal health and nutrition products net sales decreased 10% compared to the second quarter of fiscal 2009.  Net sales of our traditional animal health and nutrition products declined as sales efforts focused on our mycotoxin binding products outside the United States, which were introduced during fiscal 2009.  Increased sales of mycotoxin binding products partially offset this decline.

The Business to Business Products Group’s segment operating income for the second quarter of fiscal 2010 was $4,917,000, an increase of $1,437,000, or 41%, from operating income of $3,480,000 in the second quarter of fiscal 2009.  This increase was due primarily to an approximately 9% decrease in combined freight, materials and packaging costs.  Freight costs decreased approximately 9% due primarily to lower diesel fuel prices.  Packaging costs decreased approximately 4% due primarily to lower prices for paper used in packaging.  Material costs were impacted by lower energy-related costs in our mining and manufacturing processes, which contributed to an approximately 10% decrease in material costs.  Selling, general and administrative expenses for the Group were up 10% compared to the second quarter of fiscal 2009 due to increased personnel, market research, and promotion costs associated with our upcoming launch of a new agricultural engineered granule product, as well as with investigation of potential new markets for existing products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the second quarter of fiscal 2010 were $36,171,000, a decrease of $4,755,000 from net sales of $40,926,000 in the second quarter of fiscal 2009.  The net sales decline was driven by decreases in both average net selling prices and tons sold.  The Group’s total tons sold were down 9% compared to the second quarter of fiscal 2009.  Cat litter net sales were down approximately 17% compared to the second quarter of fiscal 2009 due primarily to 11% lower tons sold.  The average net selling price declined in part due to increased trade spending for product promotions, which are deducted from net sales.  As discussed in our Form 10-K for the fiscal year ended July 31, 2009, Wal-Mart began to carry a reduced number of cat litter brands in August 2009.  The impact of this decision is reflected in the sales decline of both our branded and private label cat litter.  In a recent development, Wal-Mart notified us that they are reinstating our branded scoopable litter in a limited number of stores; however, the new store count remains materially reduced from the store count at the end of fiscal 2009.  Net sales of branded cat litter decreased 29% compared to the second quarter of fiscal 2009 due primarily to 22% fewer tons sold.  Customer loyalty to our branded cat litter and increased trade spending drove incremental sales at customers other than Wal-Mart, which partially offset the overall sales decline.  Net sales of private label cat litter decreased 5% in the second quarter of fiscal 2010 due to 6% fewer tons sold.  Purchases by several of our larger private label customers declined due to general economic condition and a continued overall decline in the coarse cat litter category.  Industrial absorbents net sales decreased 6% compared to the second quarter of fiscal 2009 with 10% lower volume due primarily to weak economic conditions in the manufacturing and automotive industries.

The Retail and Wholesale Products Group’s segment operating income for the second quarter of fiscal 2010 was $3,116,000, a decrease of $937,000, or 23%, from operating income of $4,053,000 in the second quarter of fiscal 2009.  The Group’s combined freight, materials and packaging costs decreased approximately 1% from the second quarter of fiscal 2009.  Freight costs were down approximately 1% due primarily to lower diesel fuel prices.  Packaging costs decreased approximately 15% due primarily to lower prices for resin and paper used in packaging.  Material costs increased 2% as the benefit of lower energy-related costs in our mining and manufacturing processes was offset by the negative cost impact of lower tons produced at some of our manufacturing facilities.  Selling, general and administrative expenses for the Group were 1% higher compared to the second quarter of fiscal 2009.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the second quarter of fiscal 2010 was 23% compared to 20% in the second quarter of fiscal 2009.  Gross profit was positively impacted by lower costs for freight, packaging, material and fuel used in our manufacturing processes.  The cost of fuel was 37% lower in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  We use natural gas, fuel oil and coal in the manufacturing process to operate kilns that dry our clay.  As described in Item 3. Quantitative and Qualitative Disclosures About Market Risk below, we have contracted for a portion of our planned fuel needs for fiscal 2010.  Gross profit for the second quarter of fiscal 2010 was negatively impacted by a 14% increase in non-fuel manufacturing cost per ton produced, which includes depreciation and amortization.  This cost increase per ton was driven primarily by 7% fewer tons produced and increased expenditures for benefits and repairs.  Many of the other non-fuel manufacturing costs were relatively consistent with the second quarter of fiscal 2009 levels, despite the reduced number of tons produced, due to their fixed nature.

Selling, general and administrative expenses as a percentage of net sales for the second quarter of fiscal 2010 were 17% compared to 14% in the second quarter of fiscal 2009.  The discussions of the Groups’ operating income above describe the fluctuation in the selling, general and administrative expenses that were allocated to the operating segments.  The remaining unallocated corporate expenses in the second quarter of fiscal 2010 included a higher estimated annual incentive plan bonus accrual.  The higher incentive bonus expense was based on performance targets that are established for each fiscal year.  The higher bonus expense was partially offset by reduced spending for research and development as we moved further through the development cycle for several new products.

Interest expense was $137,000 less for the second quarter of fiscal 2010 compared to the same period in fiscal 2009 due to continued debt reduction and capitalized interest expense for a new product-related capital project.  Interest income was $62,000 lower in the second quarter of fiscal 2010 due to a lower average interest rate.

Our effective tax rate was 30% of pre-tax income in the second quarter of fiscal 2010, which brought our tax rate for the first six months of fiscal 2010 to 29%.  The effective tax rate for fiscal 2010 is based on the projected composition and level of our taxable income for the year and is comparable to the 28% effective tax rate for the full year of fiscal 2009.  The percentage of income attributable to higher margin Business to Business Group products is expected to be greater in fiscal 2010 compared to fiscal 2009.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first six months of fiscal 2010 were $7,462,000, an increase of 5% from net sales of $7,089,000 during the first six months of fiscal 2009.  Net sales by our foreign subsidiaries represented 7% of our consolidated net sales during the first six months of fiscal 2010 and 6% of our consolidated net sales during the first six months of fiscal 2009.  Net sales of our Canadian subsidiary increased due to higher sales of both industrial products and cat litter, including sales to a new customer.  In addition, the Canadian Dollar was about 8% stronger on average against the U.S. Dollar for the first six months of fiscal 2010 compared to the first six months of fiscal 2009, which resulted in higher sales values after translation to U.S. Dollars.  Net sales of industrial absorbents by our United Kingdom subsidiary were down due primarily to the continued slump in the manufacturing industry in its principal market.

For the first six months of fiscal 2010, our foreign subsidiaries reported net income of $168,000, an increase of $601,000 from the $433,000 net loss reported in the first six months of fiscal 2009.  The increase in net income was due in part to the higher sales for our Canadian subsidiary, which more than offset the sales decline of our United Kingdom subsidiary.  In addition, the currency translation loss reported by our foreign operations in the first six months of fiscal 2010 was significantly less than the loss reported in fiscal 2009.  The British Pound declined significantly in value compared to the U.S. Dollar during the first six months of fiscal 2009, which resulted in a substantial currency translation loss; however, the average exchange rate for the British Pound for the first six months of fiscal 2010 was approximately the same as compared to the first six months of fiscal 2009.

Identifiable assets of our foreign subsidiaries as of January 31, 2010 were $8,997,000 compared to $9,103,000 as of January 31, 2009.  The decrease is primarily due to lower accounts receivable and inventories that were partially offset by higher cash and cash equivalents.

Net sales by our foreign subsidiaries during the second quarter of fiscal 2010 were $3,645,000, an increase of 13% from net sales of $3,219,000 during the second quarter of fiscal 2009.  Net sales by our foreign subsidiaries represented 7% of our consolidated net sales during the second quarter of fiscal 2010 and 5% of our consolidated net sales during the second quarter of fiscal 2009.  Net sales of our Canadian subsidiary increased due to higher sales of both industrial products cat litter, including sales to a new customer.  Net sales of industrial absorbents by our United Kingdom subsidiary were down due primarily to the continued slump in the manufacturing industry in its principal market.

For the second quarter of fiscal 2010, our foreign subsidiaries reported a net loss of $132,000, an increase of $122,000 from the $254,000 net loss reported in the second quarter of fiscal 2009.  The increase in net income was due in part to the higher sales for our Canadian subsidiary, which more than offset the sales decline in our United Kingdom subsidiary.  In addition, in the second quarter of fiscal 2010 we did not incur a significant currency translation loss that was reported by our foreign operations in the second quarter of fiscal 2009.  Compared to the U.S. Dollar, the average value of the Canadian Dollar was about 14% higher and the average value of the British Pound was about 10% higher in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, the purchasing and upgrading of real estate, equipment and facilities, funding new product development and investing in infrastructure and potential acquisitions.  We principally have used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements.  Cash and cash equivalents increased $9,025,000 during the first six months of fiscal 2010 to $20,864,000 at January 31, 2010.

The following table sets forth certain elements of our unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	January 31, 2010	January 31, 2009
Net cash provided by operating activities	$13,763	$1,946
Net cash used in investing activities	(2,476)	(1,215)
Net cash used in financing activities	(2,266)	(6,405)
Effect of exchange rate changes on cash and cash equivalents	4	1,098
Net increase (decrease) in cash and cash equivalents	$9,025	$(4,576)

Net cash provided by (used in) operating activities

Net cash provided by operations was $13,763,000 for the first six months of fiscal 2010, compared to $1,946,000 for the first six months of fiscal 2009.  The increase was due primarily to changes in working capital that offset lower net income.  For the first six months of fiscal years 2010 and 2009, the primary components of working capital that impacted operating cash flows were as follows:

Accounts receivable, less allowance for doubtful accounts, decreased $1,790,000 in the first six months of fiscal 2010 due to lower sales in the second quarter of fiscal 2010 compared to sales in the fourth quarter of fiscal 2009. Accounts receivable, less allowance for doubtful accounts, increased $16,000 in the first six months of fiscal 2009.   Net sales in the second quarter of fiscal 2009 were slightly lower than net sales in the fourth quarter of fiscal 2008.  The change in both periods is also subject to timing of sales and collections and the payment terms provided to various customers.  The quality of our accounts receivable in terms of aging and days sales outstanding has improved as of January 31, 2010 compared to January 31, 2009.

Inventories decreased $810,000 in the first six months of fiscal 2010 compared to an increase of $1,491,000 in the same period in fiscal 2009.  Packaging inventories decreased in the first six months of fiscal 2010 primarily due to lower sales requirements and lower costs.  Supplies inventories decreased due to the adjustment of an overstatement described in Note 2 of the notes to the consolidated financial statements.  In the first six months of fiscal 2009, finished goods and packaging inventories increased due primarily to higher costs and increased tons in inventory to cover downtime for planned maintenance.

Other liabilities increased $893,000 in the first six months of fiscal 2010 compared to an increase of $914,000 in the same period of fiscal 2009.  Accruals for postretirement benefits increased during the first six months of both fiscal years.  The change in other liabilities also included the effect of currency exchange rate fluctuations on the liabilities of our foreign subsidiaries.  The fluctuation in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar was less for the first six months of fiscal 2010 compared to the same period of fiscal 2009.

Accrued expenses increased $783,000 in the first six months of fiscal 2010 compared to a decrease of $2,784,000 in the first six months of fiscal 2009.  Accrued expenses included the discretionary bonus accrual.  The bonus accrual net changed in both years by the payout of the prior fiscal year’s bonus accrual less the current fiscal year’s first six month bonus accrual.  The net decrease in the first six months of fiscal 2009 was significantly greater than in the first six months of fiscal 2010 due to a higher payout and a lower accrual.  Accrued freight and other accrued expenses increased in the first six months of fiscal 2010 compared to a decrease in the first six months of fiscal 2009 due primarily to the timing of payments.

Deferred compensation increased $388,000 in the first six months of fiscal 2010 compared to an increase of $119,000 in the first six months of fiscal 2009.  The increase in both years is due to continued employee deferrals and interest on accumulated deferred compensation balances in excess of payouts.

Other assets decreased $329,000 in the first six months of fiscal 2010 compared to an increase of $1,321,000 in the first six months of fiscal 2009.  The change in other assets included the effect of currency exchange rate fluctuations on non-cash assets held by our foreign subsidiaries.  The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar was significantly less for the first six months of fiscal 2010 compared to the same period of fiscal 2009.

Accounts payable increased $285,000 in the first six months of fiscal 2010 compared to a decrease of $972,000 in the same period in fiscal 2009.  Both years were subject to normal fluctuations in the timing of payments.

Prepaid expenses decreased $109,000 in the first six months of fiscal 2010 compared to an increase of $803,000 in the first six months of fiscal 2009.  Prepaid repair expense decreased in the first six months of fiscal 2010 compared to an increase in the first six months of fiscal 2009 due to the timing of repairs and the implementation of a new process during fiscal 2009 to manage spare parts inventory.  The timing of insurance premium payments also resulted in an increase in prepaid expenses in both years.

Net cash used in investing activities

Cash used in investing activities was $2,813,000 in the first six months of fiscal 2010 compared to $1,215,000 in the first six months of fiscal 2009.  Cash used for capital expenditures of $4,818,000 in the first six months of fiscal 2010 included approximately $2,300,000 to purchase approximately 800 acres of land purchased near our Georgia production plant, which we believe contain deposits of high quality mineral reserves.  Capital expenditures of $7,757,000 in the same period of fiscal 2009 included capital projects related to new product development at our manufacturing facilities.  In the first six months of fiscal 2010, net cash provided by dispositions of investment securities was $2,005,000 compared to $6,531,000 in the first six months of fiscal 2009.  In the first six months of fiscal 2009, more cash was needed to fund capital expenditures and payments on long-term debt compared to the first six months of fiscal 2010.  Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities.  In addition, in the first six months of fiscal 2010 we received $337,000 from the sale of land and buildings at our United Kingdom subsidiary.

Net cash used in financing activities

Cash used in financing activities was $2,266,000 in the first six months of fiscal 2010 compared to $6,405,000 in the first six months of fiscal 2009.  Cash used for payment of long-term debt in the first six months of fiscal 2010 was $3,880,000 less than in the first six months of fiscal 2009.  In addition, $111,000 less cash was used to purchase treasury stock in the first six months of fiscal 2010 compared to the same period in fiscal 2009.  Conversely, cash used for dividend payments were $153,000 higher in the first six months of fiscal 2010 due to a dividend increase.

Other

Total cash and investment balances held by our foreign subsidiaries at January 31, 2010 and 2009 were $1,490,000 and $1,262,000, respectively.  Our foreign subsidiaries’ cash and investment balances increased during fiscal 2010 as a result of increased profitability.

As part of our normal course of business, we guarantee certain debts and trade payables of our wholly owned subsidiaries.  These arrangements are made at the request of the subsidiaries’ creditors because separate financial statements are not distributed for the wholly owned subsidiaries.  As of January 31, 2010, the value of these guarantees was $257,000 of lease liabilities.

Our $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) is effective until December 31, 2011.  The credit agreement provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris.  At January 31, 2010, the variable rates would have been 3.25% for the Harris’ prime-based rate or 1.23% for the LIBOR-based rate.  The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to dispose of assets.  The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth.  As of January 31, 2010 and 2009, there were no outstanding borrowings under this credit facility and we were in compliance with its covenants.

We believe that cash flow from operations, availability under our revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures and debt service obligations for at least the next 12 months.  We expect cash requirements for capital expenditures in fiscal 2010 to decrease from fiscal 2009 due primarily to completion of certain capital projects at our manufacturing facilities.  Our capital requirements are subject to change as business conditions warrant and opportunities arise.  Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors.  The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments at January 31, 2010 for the time frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$21,300,000	$4,500,000	$7,900,000	$8,500,000	$400,000
Interest on Long-Term Debt	3,624,000	1,209,000	1,676,000	715,000	24,000
Capital Leases	106,000	49,000	57,000
Operating Leases	12,927,000	2,710,000	3,514,000	2,463,000	4,240,000
Unconditional Purchase Obligations	3,553,000	2,874,000	679,000	--	--
Total Contractual Cash Obligations	$41,510,000	$11,342,000	$13,826,000	$11,678,000	$4,664,000

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

As of January 31, 2010, our non-current liability for uncertain tax positions was approximately $200,000.  We have not presented this obligation in the table above because the timing of future cash flows is dependent on examinations by taxing authorities and can not reasonably be estimated.

The unconditional purchase obligations include forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2010 and 2011.  As of January 31, 2009, the remaining purchase obligation for fiscal 2010 was $2,189,000 for 290,000 MMBtu and for fiscal 2011 was $1,364,000 for 160,000 MMBtu.  These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$27,800,000	$21,389,000	$5,631,000	$780,000	$--

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

Recently Adopted Accounting Standards

For this Quarterly Report on Form 10-Q for the quarter ending January 31, 2010 we adopted the FASB guidance issued in February 2010 under ASC 855-10 Subsequent Events.  This guidance amended several definitions and removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  The adoption of this guidance resulted in revised disclosures and had no impact on our consolidated financial statements.

Recently Issued Accounting Standards

In December 2008, the FASB issued guidance under ASC 715-20 Compensation – Retirement Benefits that will require expanded disclosure for employers’ pension and other postretirement benefit plan assets fair value measurements, investment policies and strategies for the major categories of plan assets and significant concentrations of risk within plan assets.  The adoption of the guidance will result in enhanced disclosures in our fiscal 2010 Annual Report on Form 10-K, but will have no impact on our consolidated financial statements.

In January 2010, the FASB issued guidance under ASC 820-10 Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements that will require new disclosures and provides clarification of existing disclosures about fair value measurements.  Adoption of certain provisions related to the reconciliation of changes in fair value measurements using significant unobservable inputs will result in enhanced disclosures in our Quarterly Report on Form 10-Q for the quarter ending October 31, 2010.  Other provisions of this guidance will require enhanced disclosures for fair value measurements in our Quarterly Report on Form 10-Q for the quarter ending April 30, 2010.  Adoption of this guidance in either period affects disclosures only and will have no impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments.  We had two interest rate swap agreements as of January 31, 2010.  We believe that the market risk arising from holding these financial instruments is not material.

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

We are exposed to commodity price risk with respect to fuel.  We have contracted for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices.  As of January 31, 2010, we have purchased natural gas contracts representing approximately 45% of our planned kiln fuel needs for fiscal 2010.  We estimate the weighted average cost of these natural gas contracts in fiscal 2010 to be approximately 38% lower than the contracts in fiscal 2009; however, this average will change if we continue to buy natural gas contracts.  We have also purchased contracts for a portion of our fuel requirements for fiscal 2011 to take advantage of declines in natural gas prices.  All contracts are related to the normal course of business and no contracts are entered into for speculative purposes.

The tables below provide information about our natural gas purchase contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the purchase contracts outstanding at January 31, 2010, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31 of 2010 and 2011.  The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on March 4, 2010.

Commodity Price Sensitivity Natural Gas Future Contracts For the Six Months Ending July 31, 2010
	Expected 2010 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	290,000	--
Weighted Average Price (Per MMBtu)	$7.55	--
Contract Amount ($ U.S., in thousands)	$2,189.0	$1,406.1

Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2011
	Expected 2011 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	160,000	--
Weighted Average Price (Per MMBtu)	$8.53	--
Contract Amount ($ U.S., in thousands)	$1,364.4	$862.8

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Items 1, 1A, 3 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2010, we did not sell any securities which were not registered under the Securities Act.  The following chart summarizes Common Stock repurchases during this period.

	ISSUER PURCHASES OF EQUITY SECURITIES1

For the Three Months Ended January 31, 2010	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under Plans or Programs2

November 1, 2009 to
November 30, 2009	--	--	--	272,243

December 1, 2009 to
December 31, 2009	--	--	--	272,243

January 1, 2010 to
January 31, 2010	34,000	$15.83	34,000	238,243

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock.  We did not repurchase any shares of our Class B Stock during the period in question, and no shares of our Class A Common Stock are currently outstanding.  Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Note 7 of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009 filed with the Securities and Exchange Commission.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 8, 2009, we held our 2009 Annual Meeting of Stockholders for the purpose of considering and voting on two matters, summarized below.

1.        Election of Directors

The following schedule sets forth the results of the vote to elect eight directors.  As of the record date of the meeting, a total of 7,112,985 shares of Common Stock and Class B Stock were eligible to cast a total of 24,352,125 votes.  At the meeting, shares representing a total of 22,791,042 votes were present in person or by proxy.

Director	Votes For	Votes Withheld
J. Steven Cole	22,650,671	140,371
Arnold W. Donald	22,631,269	159,773
Daniel S. Jaffee	21,726,367	1,064,675
Richard M. Jaffee	21,708,104	1,082,938
Joseph C. Miller	21,634,019	1,157,023
Michael A. Nemeroff	21,027,664	1,763,378
Allan H. Selig	22,632,428	158,614
Paul E. Suckow	22,659,749	131,293

2.        Ratification of Independent Registered Public Accounting Firm

Our Audit Committee’s selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending July 31, 2010 was ratified by receiving 22,737,155 votes of a total 22,791,042 eligible votes, with 37,349 votes against and 16,538 votes to abstain.

ITEM 6.  EXHIBITS

(a)	EXHIBITS:

Exhibit No.	Description	SEC Document Reference

10.1	Letter Agreement, dated as of January 11, 2010, between Oil-Dri Corporation of America and Brian K. Bancroft.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on January 12, 2010.

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

BY /s/ Andrew N. Peterson
Andrew N. Peterson
Vice President and Chief Financial Officer

BY /s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer

Dated:  March 10, 2010

EXHIBITS

Exhibit No.	Description

10.11	Letter Agreement, dated as of January 11, 2010, between Oil-Dri Corporation of America and Brian K. Bancroft.*

11	Statement re: Computation of Earnings per Share.

31	Certifications pursuant to Rule 13a – 14(a).

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

1	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on January 12, 2010.

Note:
Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213, by telephone (312) 321-1515 or by e-mail to info@oildri.com.