Form 10-Q
period 2010-04-30
OIL DRI CORP OF AMERICA
filed 2010-06-08
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended April 30, 2010

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2010.

Common Stock – 5,232,241 Shares and Class B Stock – 1,919,476 Shares

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

ASSETS	April 30, 2010	July 31, 2009

Current Assets
Cash and cash equivalents	$21,639	$11,839
Investment in securities	3,999	7,998
Accounts receivable, less allowance of $595 and
$652 at April 30, 2010 and July 31, 2009, respectively	26,721	29,000
Inventories	17,390	17,795
Deferred income taxes	1,080	1,080
Prepaid repairs expense	3,926	4,345
Prepaid expenses and other assets	1,637	1,660
Total Current Assets	76,392	73,717

Property, Plant and Equipment
Cost	175,757	169,130
Less accumulated depreciation and amortization	(113,892)	(109,645)
Total Property, Plant and Equipment, Net	61,865	59,485

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization
of $359 and $351 at April 30, 2010 and July 31, 2009, respectively	627	649
Debt issuance costs, net of accumulated amortization
of $511 and $473 at April 30, 2010 and July 31, 2009, respectively	268	306
Licensing agreements and non-compete agreements, net of
accumulated amortization of $3,548 and $3,361 at April 30, 2010 and July 31, 2009, respectively	1,190	1,378
Deferred income taxes	3,894	4,144
Other	4,141	4,420
Total Other Assets	15,282	16,059

Total Assets	$153,539	$149,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	April 30, 2010	July 31, 2009

Current Liabilities
Current maturities of notes payable	$3,500	$3,200
Accounts payable	5,974	5,304
Dividends payable	1,003	994
Accrued expenses:
Salaries, wages and commissions	6,291	5,794
Trade promotions and advertising	2,548	2,073
Freight	2,038	1,073
Other	5,122	5,330
Total Current Liabilities	26,476	23,768

Noncurrent Liabilities
Notes payable	14,800	18,300
Deferred compensation	6,503	5,892
Pension and postretirement benefits	10,736	10,491
Other	1,282	1,247
Total Noncurrent Liabilities	33,321	35,930

Total Liabilities	59,797	59,698

Stockholders’ Equity
Common Stock, par value $.10 per share, issued
7,618,991 shares at April 30, 2010 and 7,475,171 shares at July 31, 2009	762	747
Class B Stock, par value $.10 per share, issued
2,244,217 shares at April 30, 2010 and 2,240,201 shares at July 31, 2009	224	224
Additional paid-in capital	24,851	23,366
Restricted unearned stock compensation	(234)	(383)
Retained earnings	115,579	111,593
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	64	40
Pension and postretirement benefits	(4,439)	(4,584)
Cumulative translation adjustment	555	282
	137,362	131,285
Less Treasury Stock, at cost (2,386,650 Common and 324,741
Class B shares at April 30, 2010 and 2,282,521 Common and
324,741 Class B shares at July 31, 2009)	(43,620)	(41,722)
Total Stockholders’ Equity	93,742	89,563

Total Liabilities & Stockholders’ Equity	$153,539	$149,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)
	For The Nine Months Ended April 30,
	2010	2009

Net Sales	$164,397	$180,311
Cost of Sales	(126,234)	(142,802)
Gross Profit	38,163	37,509
Selling, General and Administrative Expenses	(27,527)	(26,711)
Income from Operations	10,636	10,798

Other Income (Expense)
Interest expense	(1,052)	(1,453)
Interest income	103	321
Other, net	304	9
Total Other Income (Expense), Net	(645)	(1,123)

Income Before Income Taxes	9,991	9,675
Income taxes	(2,949)	(2,641)
Net Income	7,042	7,034

Retained Earnings
Balance at beginning of year	111,593	105,966
Cash dividends declared and treasury stock issuances	(3,056)	(2,947)
Retained Earnings – April 30	$115,579	$110,053

Net Income Per Share
Basic Common	$1.06	$1.07
Basic Class B	$0.80	$0.80
Diluted	$0.96	$0.97

Average Shares Outstanding
Basic Common	5,215	5,136
Basic Class B	1,889	1,872
Diluted	7,285	7,193

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Nine Months Ended April 30,
	2010	2009

Net Income	$7,042	$7,034

Other Comprehensive Income:
Unrealized gain (loss) on marketable securities	24	(27)
Pension and postretirement benefits	145	36
Cumulative translation adjustment	274	(770)

Total Comprehensive Income	$7,485	$6,273

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)
	For The Three Months Ended April 30,
	2010	2009

Net Sales	$56,259	$58,053
Cost of Sales	(43,089)	(44,833)
Gross Profit	13,170	13,220
Selling, General and Administrative Expenses	(9,369)	(9,631)
Income from Operations	3,801	3,589

Other Income (Expense)
Interest expense	(337)	(470)
Interest income	29	60
Other, net	222	241
Total Other Income (Expense), Net	(86)	(169)

Income Before Income Taxes	3,715	3,420
Income taxes	(1,129)	(1,004)
Net Income	$2,586	$2,416

Net Income Per Share
Basic Common	$0.39	$0.37
Basic Class B	$0.29	$0.27
Diluted	$0.35	$0.33

Average Shares Outstanding
Basic Common	5,245	5,149
Basic Class B	1,897	1,880
Diluted	7,309	7,187

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Three Months Ended April 30,
	2010	2009

Net Income	$2,586	$2,416

Other Comprehensive Income:
Unrealized gain on marketable securities	9	11
Pension and postretirement benefits	48	12
Cumulative translation adjustment	237	107

Total Comprehensive Income	$2,880	$2,546

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)
	For The Nine Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2010	2009
Net Income	$7,042	$7,034
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,512	5,427
Amortization of investment discount	(8)	(115)
Non-cash stock compensation expense	252	353
Excess tax benefits for share-based payments	(296)	(189)
Deferred income taxes	104	5
Provision for bad debts	(18)	50
Loss on the sale of fixed assets	65	35
(Increase) Decrease in:
Accounts receivable	2,297	2,623
Inventories	405	(2,392)
Prepaid expenses	442	(1,018)
Other assets	491	(1,042)
Increase (Decrease) in:
Accounts payable	1,114	(1,424)
Accrued expenses	1,729	(1,676)
Deferred compensation	611	252
Other liabilities	354	384
Total Adjustments	13,054	1,273
Net Cash Provided by Operating Activities	20,096	8,307

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,945)	(12,682)
Proceeds from sale of property, plant and equipment	345	22
Purchases of investment securities	(17,993)	(73,965)
Dispositions of investment securities	22,000	91,000
Net Cash (Used in) Provided by Investing Activities	(3,593)	4,375

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,200)	(5,580)
Dividends paid	(2,995)	(2,760)
Purchase of treasury stock	(2,028)	(656)
Proceeds from issuance of treasury stock	78	107
Proceeds from issuance of common stock	1,099	272
Excess tax benefits for share-based payments	296	189
Other, net	151	(312)
Net Cash Used in Financing Activities	(6,599)	(8,740)

Effect of exchange rate changes on cash and cash equivalents	(104)	890

Net Increase in Cash and Cash Equivalents	9,800	4,832
Cash and Cash Equivalents, Beginning of Year	11,839	6,848
Cash and Cash Equivalents, April 30	$21,639	$11,680

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.  Operating results for the three and the nine months ended April 30, 2010 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2010.

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

We evaluate our allowance for doubtful accounts utilizing a combination of a historical experience and a periodic review of our accounts receivable aging and specific customer account analysis.  A customer account is determined to be uncollectible when we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment.  We maintain and monitor a list of customers whose creditworthiness has diminished.

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

2.	NINE MONTHS ENDED APRIL 30, 2010 RESULTS OF OPERATIONS

The results of operations for the nine months ending April 30, 2010 included an increase in cost of sales of approximately $400,000 related to an overstatement of supplies inventory at one of our manufacturing facilities as of July 31, 2009.  The overstatement of inventory had accumulated over a number of years and was the result of alleged theft.  This increase was offset by expected insurance proceeds, which were received in the third quarter of fiscal 2010; therefore, there was no impact to net income.  We have determined that the adjustment to supplies inventory was not material to the first nine months of fiscal 2010 or any previously reported period.

3.	NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

We adopted the required portions of FASB guidance issued in January 2010 under ASC 820-10 Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements.  The guidance effective for this Quarterly Report on Form 10-Q for the quarter ending April 30, 2010, required enhanced disclosures about valuation techniques and inputs for Level 2 and Level 3 fair value measurements. The guidance also required new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements.  The adoption of this guidance resulted in enhanced disclosures in Note 5 to the unaudited consolidated financial statements.

Recently Issued Accounting Standards

In December 2008, the FASB issued guidance under ASC 715-20 Compensation – Retirement Benefits that will require expanded disclosure for employers’ pension and other postretirement benefit plan assets fair value measurements, investment policies and strategies for the major categories of plan assets and significant concentrations of risk within plan assets.  The adoption of the guidance will result in enhanced disclosures in our Annual Report on Form 10-K for the fiscal year ending July 31, 2010.

In January 2010, the FASB issued guidance under ASC 820-10 Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements that will require new disclosures related to Level 3 fair value measurements.  Adoption of this guidance will result in enhanced disclosures in our Quarterly Report on Form 10-Q for the quarter ending October 31, 2010.

4.	INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	April 30,	July 31,
	2010	2009
Finished goods	$11,177	$10,568
Packaging	2,854	3,474
Other	3,359	3,753
	$17,390	$17,795

Inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs.  We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary.  The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered.  The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date.  The inventory obsolescence reserve values at April 30, 2010 and July 31, 2009 were $294,000 and $274,000, respectively.

5.	FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The inputs used to measure fair value are prioritized into one of three categories based on the lowest level of input that is significant to the fair value measurement.  The categories in the hierarchy are:

Level 1:	Financial assets and liabilities whose values are based on quoted market prices in active markets for identical assets or liabilities.
Level 2:	Financial assets and liabilities whose values are based on:
1) Quoted prices for similar assets or liabilities in active markets.
2) Quoted prices for identical or similar assets or liabilities in markets that are not active.
3) Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.
Level 3:	Financial assets and liabilities whose values are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect estimates of the assumptions that market participants would use in valuing the financial assets and liabilities.

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at April 30, 2010 (in thousands)
	Total	Level 1	Level 2
Assets
Cash equivalents	$17,635	$17,635	$--
Marketable equity securities	67	67	--
Cash surrender value of life insurance	3,816	--	3,816

Cash equivalents are classified as Level 1 of the fair value hierarchy because they were valued using quoted market prices in active markets.  These cash instruments are primarily money market mutual funds.

Marketable equity securities were valued using quoted market prices in active markets and as such are classified as Level 1 in the fair value hierarchy.  These securities represent stock we own in one publicly traded company and are included in other assets on the condensed consolidated balance sheet.

Cash surrender value of life insurance is classified as Level 2.  The value was determined by the underwriting insurance company’s valuation models, which take into account the passage of time, mortality tables, interest rates, cash values for paid-up additions and dividend accumulations.  The cash surrender value represents the guaranteed value we would receive upon surrender of these policies held on key employees as of April 30, 2010.  The cash surrender value of life insurance is included in other assets on the condensed consolidated balance sheet.

The carrying values of investments in securities, accounts receivable, accounts payable and notes payable approximate their fair values at April 30, 2010 and July 31, 2009, due to the short maturity and nature of those balances and are not included in the above table.  The investments in securities consisted of U.S. Treasury securities carried at amortized cost.  The estimated fair value of long-term debt, including current maturities, was approximately $18,220,000 and $21,523,000 as of April 30, 2010 and July 31, 2009, respectively.

We apply fair value techniques on a non-recurring basis associated with: (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets.

6.	PENSION AND OTHER POST RETIREMENT BENEFITS

The components of net periodic pension benefits cost of our sponsored defined benefit plans were as follows:

	PENSION PLAN (dollars in thousands)
	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Components of net periodic pension benefit cost:
Service cost	$284	$210	$853	$631
Interest cost	354	334	1,062	1,002
Expected return on plan assets	(292)	(324)	(875)	(974)
Net amortization	70	11	207	35
	$416	$231	$1,247	$694

We have funded the plan based upon actuarially determined contributions that take into account the normal cost and the minimum and maximum contribution requirements of various regulations.  During the third quarter of fiscal 2010 we made a contribution of approximately $922,000 to our pension plan.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

The components of the net periodic postretirement health benefit cost were as follows:

	POST RETIREMENT HEALTH BENEFITS (dollars in thousands)
	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Components of net periodic postretirement benefit cost:
Service cost	$18	$15	$55	$46
Interest cost	24	23	72	70
Amortization of net transition obligation	4	4	12	12
Net actuarial loss	6	4	16	11
	$52	$46	$155	$139

Our plan covering postretirement health benefits is an unfunded plan.

Assumptions used in the previous calculations were as follows:

	PENSION PLAN		POST RETIREMENT HEALTH BENEFITS
	For three and nine months ended:
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Discount rate for net periodic benefit cost	6.00%	7.00%	6.00%	7.00%
Rate of increase in compensation levels	4.00%	4.00%	--	--
Long-term expected rate of return on assets	7.50%	7.50%	--	--
Measurement date	7/31/2009	7/31/2008	7/31/2009	7/31/2008
Census date	8/1/2009	8/1/2008	8/1/2009	8/1/2008

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

	Assets
	April 30,	July 31,
	2010	2009

	(in thousands)
Business to Business Products	$44,481	$42,581
Retail and Wholesale Products	65,854	69,300
Unallocated Assets	43,204	37,380
Total Assets	$153,539	$149,261

	Nine Months Ended April 30,
	Net Sales		Operating Income
	2010	2009	2010	2009
		(in thousands)
Business to Business Products	$57,577	$58,841	$15,329	$11,991
Retail and Wholesale Products	106,820	121,470	9,101	11,908
Total	$164,397	$180,311	24,430	23,899
Less:
Corporate Expenses			13,490	13,092
Interest Expense, net of Interest Income			949	1,132
Income before Income Taxes			9,991	9,675
Income Taxes			(2,949)	(2,641)
Net Income			$7,042	$7,034

	Three Months Ended April 30,
	Net Sales		Operating Income
	2010	2009	2010	2009
		(in thousands)
Business to Business Products	$21,444	$19,992	$5,903	$4,085
Retail and Wholesale Products	34,815	38,061	2,769	4,693
Total	$56,259	$58,053	8,672	8,778
Less:
Corporate Expenses			4,649	4,948
Interest Expense, net of Interest Income			308	410
Income before Income Taxes			3,715	3,420
Income Taxes			(1,129)	(1,004)
Net Income			$2,586	$2,416

8.

8.	STOCK-BASED COMPENSATION

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

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to our directors, who are considered employees, at an option price per share of 100% of the fair market value of Common Stock on the date of grant.  Stock options have been granted to our directors for a 10-year term with a one year vesting period.  There are 52,250 stock options outstanding as of April 30, 2010 and no stock options are available for future grants under this plan.  All stock issued under this plan were from treasury stock.

Our Board announced a five-for-four stock split on June 6, 2006.  The equitable adjustment of outstanding options to reflect a change in capitalization (such as a stock split) may require the recognition of incremental compensation expense if the adjustment is not determined to have been required by the actual terms of the equity incentive plan.  In keeping with historical practices, we adjusted the number of shares and the option prices to equitably adjust all outstanding stock options; however, the Directors’ Plan and the 1995 Plan may be deemed to have been discretionary, rather than required by the actual terms of these plans.  We therefore recognized additional stock-based compensation expense as a result of the modification in the third quarter and the first nine months of fiscal 2009 of approximately $8,000 and $69,000, respectively.  As of the end of fiscal 2009, all additional compensation expense had been recognized; therefore, no additional expense has been recognized in fiscal 2010.

There were no stock options granted in the first nine months of fiscal years 2010 or 2009.

Changes in our stock options during the first nine months of fiscal 2010 were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, July 31, 2009	505	$9.14		$5,737
Exercised	(150)	$7.82		$1,493
Canceled	(2)	$11.65		$17
Options outstanding, April 30, 2010	353	$9.69	3.4	$3,810
Options exercisable, April 30, 2010	343	$9.48	3.3	$3,775

The amount of cash received from the exercise of stock options during the third quarter of fiscal 2010 was $827,000 and the related tax benefit was $334,000.  The amount of cash received from the exercise of stock options during the third quarter of fiscal 2009 was $36,000 and the related tax benefit was $19,000.  The amount of cash received from the exercise of stock options during the first nine months of fiscal 2010 was $1,177,000 and the related tax benefit was $433,000.  The amount of cash received from the exercise of stock options during the first nine month of fiscal 2009 was $379,000 and the related tax benefit was $192,000.

Restricted Stock

Our 1995 Plan and 2006 Plan both provide for grants of restricted stock.  The vesting schedule under the 1995 Plan has varied, but has generally been three years or less.  Grants issued under the 2006 Plan to date have vesting periods between two and five years.

Under the 2006 Plan, 5,182 restricted shares of Class B Stock were granted in the first nine months of fiscal 2010.  No shares of restricted stock were granted in the first nine months of fiscal 2009.

Included in our stock-based compensation expense in the third quarter of fiscal years 2010 and 2009 was $76,000 and $71,000, respectively, related to unvested restricted stock.  In the first nine months of fiscal years 2010 and 2009, the expense related to the unvested restricted stock was $227,000 and $219,000, respectively.

Changes in our restricted stock outstanding during the first nine months of fiscal 2010 were as follows:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock at July 31, 2009	35	$15.37
Vested	(17)	$15.37
Granted	5	$15.10
Unvested restricted stock at April 30, 2010	23	$15.31

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2010 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2009

Consolidated net sales for the nine months ended April 30, 2010 were $164,397,000, a decrease of 9% from net sales of $180,311,000 in the first nine months of fiscal 2009.  Net income for the first nine months of fiscal 2010 was $7,042,000, a slight increase from net income of $7,034,000 in the first nine months of fiscal 2009.  Diluted net income per share for the first nine months of fiscal 2010 was $0.96 compared to $0.97 for the first nine months of fiscal 2009.

Net income for the first nine months of fiscal 2010 was negatively affected by decreased tons sold; however, increased sales of higher margin products and lower costs for packaging, freight and materials had a significant positive impact on our results.  Material costs decreased due primarily to the lower cost of fuel used to dry our clay-based products and to transport raw materials.  Freight costs declined due primarily to lower diesel fuel prices, which impacted our truck, rail and ocean freight distribution channels.  Packaging costs declined due to price decreases in the resin and paper markets.  The Business to Business Products Group experienced improved segment operating income as a greater proportion of sales from higher margin products, accompanied by lower costs, outweighed the impact of fewer tons sold.  The Retail and Wholesale Products Group’s segment operating income declined as a reduction in tons sold prevailed over the benefit of lower costs.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first nine months of fiscal 2010 were $57,577,000, a decrease of $1,264,000, or 2%, from net sales of $58,841,000 in the first nine months of fiscal 2009.  The decrease resulted primarily from a 4% decrease in tons sold for the Group; however, increased sales of higher priced products partially offset the decline in tons sold.  Our co-packaged traditional coarse cat litter net sales decreased 14% with 4% fewer tons sold in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.  Net sales for the first nine months of fiscal 2010 were adversely affected by a lower net selling price; however, the net selling price increased in April 2010 under the terms of the agreement with our co-packaging partner.  In addition, both the loss of a small co-packaging customer during the latter part of fiscal 2009 and a decline in the coarse cat litter market contributed to the decreased net sales and tons sold.  Net sales of agricultural chemical carriers decreased 22% and tons sold decreased 20% compared to the first nine months of 2009 due primarily to the continued downturn in the agricultural chemical carriers market.  Net sales of our flowability aid product were down 18% compared to the first nine months of 2009.  Price competition and low levels of protein in the soybean crop, which inhibited the use of flowability aids in animal feed, drove the lower sales.  Net sales of bleaching earth and fluid purification products increased 16% in the first nine months of fiscal 2010 due to 17% more tons sold.  Sales in export markets improved as lower freight costs and a weaker U.S. dollar relative to certain foreign currencies during the first nine months of fiscal 2010 compared to the same period in the prior fiscal year made our products more competitive in the global marketplace.  Some export markets also experienced a decline in the quality of soybean oil that resulted in increased demand for our bleaching earth products.  In addition, sales of our fluid purification products used in the biodiesel industry and in palm oil processing increased compared to the first nine months of fiscal 2009.  Net sales of animal health and nutrition products increased 1% in the first nine months of fiscal 2010.  Increased sales of our enterosorbent products, which were introduced during fiscal 2009, were partially offset by a decline in net sales of our traditional animal health and nutrition products.  Baseball-related sports products net sales increased 11% compared to the first nine months of fiscal 2009 due to customer purchases earlier in the baseball season and sales incentives.

The Business to Business Products Group’s segment operating income for the first nine months of fiscal 2010 was $15,329,000, an increase of $3,338,000, or 28%, from operating income of $11,991,000 in the first nine months of fiscal 2009.  This increase was driven by a combination of a greater proportion of net sales of higher margin products and lower costs.  Combined freight, materials and packaging costs decreased approximately 7%.  Freight costs decreased approximately 10% due primarily to lower diesel fuel prices.  Packaging costs decreased approximately 7% due to lower prices for resin and paper used in packaging.  Material costs were impacted by lower energy-related costs in our mining and manufacturing processes, which contributed to an approximately 7% decrease in material costs.  Selling, general and administrative expenses for the Group were 3% higher due to increased personnel, market research and promotion costs associated with our upcoming launch of a new agricultural engineered granule product.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first nine months of fiscal 2010 were $106,820,000, a decrease of $14,650,000, or 12%, from net sales of $121,470,000 reported in the first nine months of fiscal 2009.  The net sales decline was driven by decreases in both average net selling prices and tons sold.  The Group’s total tons sold were down 9% compared to the first nine months of fiscal 2009.  Cat litter net sales were down approximately 18% compared to the first nine months of fiscal 2009 due primarily to 11% lower tons sold.  The average net selling price for cat litter also declined in part due to increased trade spending for product promotions, which were deducted from net sales.  Net sales of branded cat litter decreased 29% compared to the first nine months of fiscal 2009 due primarily to 18% fewer tons sold.  As discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009, Walmart Stores, Inc. (“Walmart”) began to carry a reduced number of cat litter brands in August 2009.  During the third quarter of fiscal 2010, Walmart reinstated our branded scoopable litter in a limited number of stores; however, the new store count remains materially reduced from the store count at the end of fiscal 2009.  Customer loyalty to our branded cat litter and increased trade spending drove incremental sales at customers other than Walmart, which partially offset the overall sales decline.  Net sales of private label cat litter decreased 6% compared to the first nine months of fiscal 2009 due to 8% fewer tons sold.  Purchases by several of our larger private label customers declined due to general economic conditions and a continued overall decline in the coarse cat litter category.  Industrial absorbents net sales decreased 4% compared to the first nine months of fiscal 2009 with 7% lower tons sold due primarily to weak economic conditions in the manufacturing and automotive industries.

The Retail and Wholesale Products Group’s segment operating income for the first nine months of fiscal 2010 was $9,101,000, a decrease of $2,807,000, or 24%, from operating income of $11,908,000 in the first nine months of fiscal 2009.  The decrease is attributed to the lower net sales described above that prevailed over a decrease of approximately 3% for the Group’s combined freight, materials and packaging costs compared to the first nine months of fiscal 2009.  Packaging costs decreased approximately 12% due to lower prices for resin and paper used in packaging.  Freight costs decreased approximately 5% in the first nine months of fiscal 2010 due primarily to lower diesel fuel prices.  Material costs increased 2% as the benefit of lower energy-related costs in our mining and manufacturing processes was more than offset by the negative cost impact of lower tons produced at some of our manufacturing facilities.  Selling, general and administrative expenses for the Group decreased 2% compared to the first nine months of fiscal 2009 due primarily to a lower currency translation loss reported by our foreign operations.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the first nine months of fiscal 2010 was 23% compared to 21% in the first nine months of fiscal 2009.  Gross profit was positively impacted by increased sales of higher margin products and lower costs for packaging, freight, material, and fuel used in our manufacturing processes.  The cost of fuel was 38% lower in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.  We use natural gas, fuel oil and coal in the manufacturing process to operate kilns that dry our clay.  As described in Item 3. Quantitative and Qualitative Disclosures About Market Risk below, we have contracted for a portion of our planned fuel needs for fiscal 2010.  Gross profit for the first nine months of fiscal 2010 was negatively impacted by a 12% increase in non-fuel manufacturing costs per ton produced, which include depreciation and amortization.  This cost increase per ton was driven primarily by 10% fewer tons produced and increased expenditures for employee benefits and repairs.  Many of the other non-fuel manufacturing costs, such as salaries and certain labor costs, and depreciation, were relatively consistent with fiscal 2009 levels, despite the reduced number of tons produced, due to their generally fixed nature.

Selling, general and administrative expenses as a percentage of net sales for the first nine months of fiscal 2010 were 17% compared to 15% in the first nine months of fiscal 2009.  The discussions of the Groups’ segment operating income above describe the fluctuation in the selling, general and administrative expenses that were allocated to the operating segments.  The remaining unallocated corporate expenses in the first nine months of fiscal 2010 included a greater estimated annual incentive plan bonus accrual.  The higher incentive bonus expense was based on performance targets that are established for each fiscal year.  The increased bonus expense was partially offset by reduced spending for research and development as we moved further through the development cycle for several new products and lower costs for outside legal services.

Interest expense was $401,000 less for the first nine months of fiscal 2010 compared to the same period in fiscal 2009 due to capitalized interest expense for a new product-related capital project and continued debt reduction.  Interest income was $218,000 lower in the first nine months of fiscal 2010, despite a higher average investment balance, due to a lower average interest rate.

Our effective tax rate was 30% of pre-tax income for the first nine months of fiscal 2010, compared to a 28% effective tax rate for the full year of fiscal 2009.  The effective tax rate for fiscal 2010 is based on the projected composition and level of our taxable income for the year.  We expect our effective tax rate for fiscal 2010 to increase compared to fiscal 2009 as our tax deduction for depletion is projected to decrease due primarily to fewer tons sold.

Total assets increased $4,278,000, or 3%, during the first nine months of fiscal 2010.  Current assets increased $2,675,000, or 4%, from fiscal 2009 year end balances due primarily to increased cash and cash equivalents.  This increase was partially offset by decreases in investment in securities, accounts receivable, inventories and prepaid repairs expense.  The changes in current assets are described below in Liquidity and Capital Resources.  Property, plant and equipment, net of accumulated depreciation, increased $2,380,000 during the first nine months of fiscal 2010 due to additions in excess of depreciation expense.  Additions were primarily for land, mineral rights, replacement of machinery and other capital projects at our manufacturing facilities.  During the first nine months of fiscal 2010, we acquired land and mineral rights for approximately $3,000,000 near our Georgia production plant.  Other noncurrent assets decreased $777,000 from fiscal 2009 year end balances due to payments received on a lease receivable related to a co-packaging agreement, lower deferred income taxes and amortization of certain other assets.

Total liabilities increased $99,000 during the first nine months of fiscal 2010.  Current liabilities increased $2,708,000, or 11%, from fiscal 2009 year end balances due primarily to increased accrued freight, accounts payable, accrued salaries, accrued trade promotions and current maturities of notes payable.  Current maturities of notes payable increased as the amount reclassified from noncurrent liabilities was greater than debt payments.  Lower other accrued expenses partially offset these increases.  The changes in current liabilities are described below in Liquidity and Capital Resources.  Noncurrent liabilities decreased $2,609,000, or 7%, from fiscal 2009 year end balances due to the reclassification of notes payable from noncurrent to current that was partially offset by higher accruals for pension and postretirement benefits and deferred compensation.  The accrued pension and postretirement benefit liability was based on the most recent actuarial estimates.  The increase in the deferred compensation liability was due to ongoing deferrals and accrued interest in excess of payouts.

The results of operations for the nine months ending April 30, 2010 included an increase in cost of sales of approximately $400,000 related to an overstatement of supplies inventory at one of our manufacturing facilities as of July 31, 2009.  The overstatement of inventory had accumulated over a number of years and was the result of alleged theft.  This increase was offset by expected insurance proceeds, which were received in the third quarter of fiscal 2010; therefore, there was no impact to net income.  We have determined that the adjustment to supplies inventory was not material to the first nine months of fiscal 2010 or any previously reported period.

THREE MONTHS ENDED APRIL 30, 2010 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2009

Consolidated net sales for the three months ended April 30, 2010 were $56,259,000, a decrease of 3% from net sales of $58,053,000 in the third quarter of fiscal 2009.  Net income for the third quarter fiscal 2010 was $2,586,000, an increase of 7% from net income of $2,416,000 in the third quarter of fiscal 2009.  Diluted net income per share for the third quarter of fiscal 2010 was $0.35 compared to $0.33 for the third quarter of fiscal 2009.

Net income for the third quarter of fiscal 2010 was positively affected by increased sales of higher margin products, lower selling, general and administrative expenses and lower cost of sales, which more than offset the decline in net sales due to fewer tons sold.  The change in selling, general and administrative expenses is described in the operating segments and consolidated results discussions below.  A decline in packaging costs, primarily due to price decreases in the resin and paper markets, more than offset increased freight and materials costs.  Freight costs increased due to higher diesel fuel prices, which impacted our truck, rail and ocean freight distribution channels.  Materials costs increased as the benefit of lower energy-related costs in our mining and manufacturing processes was offset by the negative cost impact of lower tons produced at some of our manufacturing facilities.  The Business to Business Products Group’s segment operating income improved due to a greater proportion of sales from higher margin products, lower costs and higher tons sold; however, segment operating income declined in the Retail and Wholesale Products Group due to fewer tons sold, a lower average net selling price and slightly higher costs.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the third quarter of fiscal 2010 were $21,444,000, an increase of $1,452,000, or 7%, from net sales of $19,992,000 in the third quarter of fiscal 2009.  The Group benefited from a greater proportion of sales from higher margin products along with a 4% increase in tons sold.  Net sales of bleaching earth and fluid purification products increased 33% with approximately 47% more tons sold in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  Export sales improved as lower freight costs and a weaker U.S. dollar relative to certain foreign currencies during the third quarter of fiscal 2010 compared to the same period in the prior fiscal year made our products more competitive in the global marketplace.  Some export markets also experienced a decline in the quality of soybean oil that resulted in increased demand for our bleaching earth products.  In addition, sales of our fluid purification products used in the biodiesel industry and in palm oil processing increased compared to the third quarter of fiscal 2009.  Animal health and nutrition products net sales increased 16% compared to the third quarter of fiscal 2009.  Increased net sales of our enterosorbent products, which were introduced during fiscal 2009, offset lower sales of our traditional animal health and nutrition products.  Baseball-related sports products sales were 15% higher compared to the third quarter of fiscal 2009 due to customer purchases earlier in the baseball season and sales incentives.  These increased sales were partially offset by a 29% decrease in net sales and a 20% decrease in tons sold for our agricultural chemical carriers due to the continued downturn in the agricultural chemical carrier market.  Our co-packaged traditional coarse cat litter net sales decreased 5%, although 3% more tons were sold compared to the third quarter of fiscal 2009.  Net sales for the third quarter of fiscal 2010 were adversely affected by a lower net selling price; however, the net selling price increased in April 2010 under the terms of the agreement with our current co-packaging partner.  The loss of a small co-packaging customer during the latter part of fiscal 2009 contributed to the decreased net sales, but the increase in tons sold to our remaining co-packaging partner more than offset the tons lost.

The Business to Business Products Group’s segment operating income for the third quarter of fiscal 2010 was $5,903,000, an increase of $1,818,000, or 45%, from operating income of $4,085,000 in the third quarter of fiscal 2009.  This increase was driven by a combination of a greater proportion of net sales from higher margin products and lower costs.  Combined freight, materials and packaging costs decreased approximately 3%.  Material costs were impacted by lower energy-related costs in our mining and manufacturing processes, which contributed to an approximately 6% decrease in material costs.  Freight costs increased approximately 3% due primarily to higher diesel fuel prices.  Packaging costs also increased slightly.  Selling, general and administrative expenses for the Group were down 4% compared to the third quarter of fiscal 2009.  In the third quarter of fiscal 2009, costs were incurred for the launch of new animal health and nutrition products which were not incurred in the third quarter of fiscal 2010.  This decrease was partially offset by higher costs in the third quarter of fiscal 2010 for personnel, market research, and technical services associated with our upcoming launch of new agricultural engineered granule products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the third quarter of fiscal 2010 were $34,815,000, a decrease of $3,246,000, or 9%, from net sales of $38,061,000 in the third quarter of fiscal 2009.  The net sales decline was driven by decreases in both average net selling prices and tons sold.  The Group’s total tons sold were down 7% compared to the third quarter of fiscal 2009.  Cat litter net sales were down approximately 16% compared to the third quarter of fiscal 2009 due primarily to 9% lower tons sold.  The average net selling price declined in part due to increased trade spending for product promotions, which are deducted from net sales.  Net sales of branded cat litter decreased approximately 27% compared to the third quarter of fiscal 2009 due primarily to 14% fewer tons sold.  As discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009, Walmart Stores, Inc. (“Walmart”) began to carry a reduced number of cat litter brands in August 2009.  During the third quarter of fiscal 2010, Walmart reinstated our branded scoopable litter in a limited number of stores; however, the new store count remains materially reduced from the store count at the end of fiscal 2009.  Customer loyalty to our branded cat litter and increased trade spending drove incremental sales at customers other than Walmart, which partially offset the overall sales decline.  Net sales of private label cat litter decreased approximately 4% in the third quarter of fiscal 2010 due to 7% fewer tons sold.  Purchases by several of our larger private label customers declined we believe due to general economic conditions and a continued overall decline in the coarse cat litter category.  In contrast, industrial absorbents net sales increased 5% compared to the third quarter of fiscal 2009 with 4% higher volume due primarily to increased demand from industrial distributors.

The Retail and Wholesale Products Group’s segment operating income for the third quarter of fiscal 2010 was $2,769,000, a decrease of $1,924,000, or 41%, from operating income of $4,693,000 in the third quarter of fiscal 2009.  The Group’s combined freight, materials and packaging costs increased approximately 4% from the third quarter of fiscal 2009.  Material costs increased 10% as the benefit of lower energy-related costs in our mining and manufacturing processes was more than offset by the negative cost impact of lower tons produced at some of our manufacturing facilities.  Freight costs increased approximately 4% due primarily to higher diesel fuel prices.  Packaging costs decreased approximately 9% due primarily to lower prices for resin and paper used in packaging.    Selling, general and administrative expenses for the Group were 7% higher compared to the third quarter of fiscal 2009.  Expenses increased due primarily to a currency exchange loss reported by our foreign operations in the third quarter of fiscal 2010 compared to a corresponding currency exchange gain reported in the same period of fiscal 2009.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the third quarter of fiscal 2010 was 23%, the same as in the third quarter of fiscal 2009.  Gross profit was positively impacted by lower costs for packaging and fuel used in our manufacturing processes.  The cost of fuel was 29% lower in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  We use natural gas, fuel oil and coal in the manufacturing process to operate kilns that dry our clay.  As described in Item 3. Quantitative and Qualitative Disclosures About Market Risk below, we have contracted for a portion of our planned fuel needs for fiscal 2010.  Gross profit for the third quarter of fiscal 2010 was negatively impacted by a 10% increase in non-fuel manufacturing cost per ton produced, which includes depreciation and amortization.  This cost increase per ton was driven primarily by 7% fewer tons produced and increased expenditures for employee benefits and repairs.  Many of the other non-fuel manufacturing costs, such as salaries and certain labor costs, and depreciation, were relatively consistent with the third quarter of fiscal 2009 levels, despite the reduced number of tons produced, due to their generally fixed nature.

Selling, general and administrative expenses as a percentage of net sales for the third quarter of fiscal 2010 were 17%, the same as for the third quarter of fiscal 2009.  The discussions of the Groups’ operating income above describe the fluctuation in the selling, general and administrative expenses that were allocated to the operating segments.  The remaining unallocated corporate expenses in the third quarter of fiscal 2010 included lower costs for outside legal services and a lower quarterly estimated annual incentive plan bonus accrual.  The quarter’s incentive bonus expense was based on performance targets that are established for each fiscal year.

Interest expense was $133,000 less for the third quarter of fiscal 2010 compared to the same period in fiscal 2009 due to capitalized interest expense for a new product-related capital project and continued debt reduction.  Interest income was $31,000 lower in the third quarter of fiscal 2010, despite higher average investment balances, due to a lower average interest rate.

Our effective tax rate was 30% of pre-tax income in the third quarter of fiscal 2010, compared to the 28% effective tax rate for the full year of fiscal 2009.  The effective tax rate for fiscal 2010 is based on the projected composition and level of our taxable income for the year.  We expect our effective tax rate for fiscal 2010 to increase compared to fiscal 2009 as our tax deduction for depletion is projected to decrease due primarily to fewer tons sold.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first nine months of fiscal 2010 were $10,621,000, an increase of 4% from net sales of $10,206,000 during the first nine months of fiscal 2009.  Net sales by our foreign subsidiaries represented 6% of our consolidated net sales during the first nine months of fiscal 2010, the same percentage as during the first nine months of fiscal 2009.  Net sales of our Canadian subsidiary increased due to higher net sales of both industrial products and cat litter, including sales to a new customer.  In addition, the Canadian Dollar was about 12% stronger on average against the U.S. Dollar for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009, which resulted in higher sales values after translation to U.S. Dollars.  Partially offsetting the higher Canadian net sales was a decline in net sales of industrial absorbents by our United Kingdom subsidiary due primarily to the continued slump in the manufacturing industry in its principal market.

For the first nine months of fiscal 2010, our foreign subsidiaries reported a net loss of $152,000, compared to a net loss of $496,000 in the first nine months of fiscal 2009.  The decrease in the net loss was due in part to the higher sales for our Canadian subsidiary, which more than offset the sales decline of our United Kingdom subsidiary.   In addition, the currency translation loss reported by our foreign operations in the first nine months of fiscal 2010 was significantly less than the loss reported in the first nine months of fiscal 2009.  The British Pound declined significantly in value compared to the U.S. Dollar during the first nine months of fiscal 2009, which resulted in a substantial currency translation loss.  Partially offsetting the increases to net income was higher freight costs in Canada for a multi-year withholding tax charge on our leased railcars.

Identifiable assets of our foreign subsidiaries as of April 30, 2010 were $9,455,000 compared to $9,186,000 as of April 30, 2009.  The increase is primarily due to higher cash and cash equivalents that were partially offset by lower accounts receivable, net fixed assets and inventories.

Net sales by our foreign subsidiaries during the third quarter of fiscal 2010 were $3,159,000, an increase of 1% from net sales of $3,117,000 during the third quarter of fiscal 2009.  Net sales by our foreign subsidiaries represented 6% of our consolidated net sales during the third quarter of fiscal 2010 and 5% of our consolidated net sales during the third quarter of fiscal 2009.  Net sales of our Canadian subsidiary increased due to higher net sales of both industrial products and cat litter, which more than offset lower net sales of industrial absorbents by our United Kingdom subsidiary due primarily to the continued slump in the manufacturing industry in its principal market.  In addition, the Canadian Dollar was about 17% stronger on average against the U.S. Dollar in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, which resulted in higher sales values after translation to U.S. Dollars.

For the third quarter of fiscal 2010, our foreign subsidiaries reported a net loss of $322,000, compared to a $63,000 net loss reported in the third quarter of fiscal 2009.  The increase in the net loss was due in part to higher costs for our Canadian subsidiary, which were partially offset by lower material costs in our United Kingdom subsidiary.  The higher costs in Canada included an additional freight cost for a multi-year withholding tax charge on our leased railcars.  In addition, in the third quarter of fiscal 2010 we incurred a currency translation loss compared to the currency translation gain that was reported by our foreign operations in the third quarter of fiscal 2009.  Compared to the U.S. Dollar, the average value of the British Pound was approximately 6% higher in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, the purchasing and upgrading of real estate, equipment and facilities, funding new product development and investing in infrastructure and potential acquisitions.  We principally have used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements.  Cash and cash equivalents increased $9,800,000 during the first nine months of fiscal 2010 to $21,639,000 at April 30, 2010.

The following table sets forth certain elements of our unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	April 30, 2010	April 30, 2009
Net cash provided by operating activities	$20,096	$8,307
Net cash (used in) provided by investing activities	(3,593)	4,375
Net cash used in financing activities	(6,599)	(8,740)
Effect of exchange rate changes on cash and cash equivalents	(104)	890
Net increase in cash and cash equivalents	$9,800	$4,832

Net cash provided by (used in) operating activities

Net cash provided by operations was $20,096,000 for the first nine months of fiscal 2010, compared to $8,307,000 for the first nine months of fiscal 2009.  The increase was due primarily to changes in working capital.  For the first nine months of fiscal years 2010 and 2009, the primary components of working capital that impacted operating cash flows were as follows:

Accounts receivable, less allowance for doubtful accounts, decreased $2,297,000 in the first nine months of fiscal 2010.  Net sales in the last month of the third quarter in fiscal 2010 were less than net sales in the last month of the fourth quarter of fiscal 2009.  Accounts receivable, less allowance for doubtful accounts, decreased $2,623,000 in the first nine months of fiscal 2009.   Net sales in the third quarter of fiscal 2009 were significantly less than net sales in the fourth quarter of fiscal 2008, particularly in the comparison of the last month of each quarter.  The change in both periods is also subject to timing of sales and collections and the payment terms provided to various customers.  In terms of aging and days sales outstanding, our accounts receivable had improved as of April 30, 2010 compared to April 30, 2009.

Accrued expenses increased $1,729,000 in the first nine months of fiscal 2010 compared to a decrease of $1,676,000 in the first nine months of fiscal 2009.  Accrued freight increased in the first nine months of fiscal 2010 compared to a decrease in the first nine months of fiscal 2009 due primarily to an increase in freight costs in the third quarter of fiscal 2010 and the timing of payments.  Accrued expenses included the discretionary bonus accrual.  The bonus accrual in both years decreased by the payout of the prior fiscal year’s bonus accrual and increased by the current fiscal year’s first nine month bonus accrual.  In the first nine months of fiscal 2010, the net bonus accrual increased as the current fiscal year’s bonus accrual was higher than the payout of the prior fiscal year’s bonus.  In contrast, in the first nine months of fiscal 2009, the net bonus accrual decreased as the current fiscal year’s bonus accrual was lower than the prior year’s bonus payout.  In addition, the increase in the accrual for trade promotions was higher in the first nine months of fiscal 2010 due to the timing and level of promotional activities.

Accounts payable increased $1,114,000 in the first nine months of fiscal 2010 compared to a decrease of $1,424,000 in the same period in fiscal 2009.  The increase in fiscal 2010 reflected a higher income tax rate and a higher accrual for the tax impact of stock option exercises.  The decrease in fiscal 2009 reflected a recent decline in manufacturing fuel costs combined with fewer tons of clay processed at our plants, particularly during the last month of the fiscal 2009 third quarter.  Both years were subject to normal fluctuations in the timing of payments.

Deferred compensation increased $611,000 in the first nine months of fiscal 2010 compared to an increase of $252,000 in the first nine months of fiscal 2009.  The increase in both years is due to continued employee deferrals and interest on accumulated deferred compensation balances in excess of payouts.

Other assets decreased $491,000 in the first nine months of fiscal 2010 compared to an increase of $1,042,000 in the first nine months of fiscal 2009.  The change in other assets included the effect of currency exchange rate fluctuations on non-cash assets held by our foreign subsidiaries.  The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar resulted in a small decrease in other assets in the first nine months of fiscal 2010, while in the same period in fiscal 2009 the result was a significant increase.

Prepaid expenses decreased $442,000 in the first nine months of fiscal 2010 compared to an increase of $1,018,000 in the first nine months of fiscal 2009.  Prepaid repair expense decreased in the first nine months of fiscal 2010 compared to an increase in the first nine months of fiscal 2009 due to the timing of repairs and the implementation of a new process during fiscal 2009 to manage spare parts inventory.  The timing of insurance premium payments also resulted in an increase in prepaid expenses in both years.

Inventories decreased $405,000 in the first nine months of fiscal 2010 compared to an increase of $2,392,000 in the same period in fiscal 2009.  Packaging inventories decreased in the first nine months of fiscal 2010 primarily due to lower sales requirements and lower costs.  Supplies inventories decreased due to the adjustment of an overstatement described in Note 2 to the consolidated financial statements.  Partially offsetting these decreases was an increase in finished goods inventory due primarily to mix of products.  In the first nine months of fiscal 2009, finished goods and packaging inventories increased due primarily to higher costs and increased tons in inventory to cover downtime for planned maintenance.

Other liabilities increased $354,000 in the first nine months of fiscal 2010 compared to an increase of $384,000 in the same period of fiscal 2009.  Accruals for postretirement benefits increased during the first nine months of fiscal 2010 and decreased slightly in the same period in fiscal 2009.  The change in other liabilities also included the effect of currency exchange rate fluctuations on the liabilities of our foreign subsidiaries.  The fluctuation in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar resulted in a small decrease in other liabilities in the first nine months of fiscal 2010 compared to a larger increase in the same period of fiscal 2009.

Net cash (used in) provided by investing activities

Cash used in investing activities was $3,593,000 in the first nine months of fiscal 2010 compared to cash provided by investing activities of $4,375,000 in the first nine months of fiscal 2009.  Cash used for capital expenditures of $7,945,000 in the first nine months of fiscal 2010 included approximately $3,000,000 to purchase land and mineral rights near our Georgia production plant.  Capital expenditures of $12,682,000 in the same period of fiscal 2009 included approximately $7,000,000 for capital projects related to new product development at our manufacturing facilities and land purchases.  In the first nine months of fiscal 2010, net cash provided by dispositions of investment securities was $4,007,000 compared to $17,035,000 in the first nine months of fiscal 2009.  In the first nine months of fiscal 2009, more cash was needed to fund capital expenditures and payments on long-term debt compared to the first nine months of fiscal 2010.  Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities.  In addition, in the first nine months of fiscal 2010 we received $337,000 from the sale of land and buildings at our United Kingdom subsidiary.

Net cash used in financing activities

Cash used in financing activities was $6,599,000 in the first nine months of fiscal 2010 compared to $8,740,000 in the first nine months of fiscal 2009.  Cash used for payment of long-term debt in the first nine months of fiscal 2010 was $2,380,000 less than in the first nine months of fiscal 2009.  In addition, cash provided by issuance of Common Stock in connection with stock option exercises was $827,000 higher in the first nine months of fiscal 2010.  Conversely, $1,372,000 more cash was used to repurchase Common Stock in the first nine months of fiscal 2010 compared to the same period in fiscal 2009.  Also, cash used for dividend payments was $235,000 higher in the first nine months of fiscal 2010 due to a dividend increase.

Other

Total cash and investment balances held by our foreign subsidiaries at April 30, 2010 and 2009 were $1,808,000 and $1,125,000, respectively.  Our foreign subsidiaries’ cash and investment balances increased during fiscal 2010 as a result of improvements in working capital.

As part of our normal course of business, we guarantee certain debts and trade payables of our wholly owned subsidiaries.  These arrangements are made at the request of the subsidiaries’ creditors because separate financial statements are not distributed for the wholly owned subsidiaries.  As of April 30, 2010, the value of these guarantees was $193,000 of lease liabilities.

Our $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) is effective until December 31, 2011.  The credit agreement provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris.  At April 30, 2010, the variable rates would have been 3.25% for the Harris’ prime-based rate or 1.46% for the LIBOR-based rate.  The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to dispose of assets.  The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth.  As of April 30, 2010 and 2009, there were no outstanding borrowings under this credit facility and we were in compliance with its covenants.

As of April 30, 2010, we had remaining authority to repurchase 410,114 shares of common stock under a repurchase plan approved by the Board of Directors.  These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions and the timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures and debt service obligations for at least the next 12 months.  We currently expect cash requirements for capital expenditures in fiscal 2010 to decrease from fiscal 2009 due primarily to completion of certain capital projects at our manufacturing facilities.  Our capital requirements are subject to change as business conditions warrant and opportunities arise.  Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors.  The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments at April 30, 2010 for the time frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$18,300,000	$3,500,000	$7,400,000	$7,000,000	$400,000
Interest on Long-Term Debt	2,970,000	1,067,000	1,432,000	459,000	12,000
Capital Leases	93,000	49,000	44,000	--	--
Operating Leases	14,122,000	3,059,000	3,516,000	2,673,000	4,874,000
Unconditional Purchase Obligations	3,357,000	2,947,000	410,000	--	--
Total Contractual Cash Obligations	$38,842,000	$10,622,000	$12,802,000	$10,132,000	$5,286,000

In the third quarter of fiscal 2010 we made a contribution of $922,000 to our defined benefit pension plan.  We have not presented this obligation in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

As of April 30, 2010, our non-current liability for uncertain tax positions was approximately $200,000.  We have not presented this obligation in the table above because the timing of future cash flows is dependent on examinations by taxing authorities and can not reasonably be estimated.

The unconditional purchase obligations include forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2010 and 2011.  As of April 30, 2010, the remaining purchase obligation for fiscal 2010 was $1,369,000 for 220,000 MMBtu and for fiscal 2011 was $1,988,000 for 360,000 MMBtu.  These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$32,875,000	$24,415,000	$8,000,000	$460,000	$--

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

Recently Adopted Accounting Standards

We adopted the required portions of FASB guidance issued in January 2010 under ASC 820-10 Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements.  The guidance effective for this Quarterly Report on Form 10-Q for the quarter ending April 30, 2010, required enhanced disclosures about valuation techniques and inputs for Level 2 and Level 3 fair value measurements. The guidance also required new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements.  The adoption of this guidance resulted in enhanced disclosures in Note 5 to the unaudited consolidated financial statements.

Recently Issued Accounting Standards

In December 2008, the FASB issued guidance under ASC 715-20 Compensation – Retirement Benefits that will require expanded disclosure for employers’ pension and other postretirement benefit plan assets fair value measurements, investment policies and strategies for the major categories of plan assets and significant concentrations of risk within plan assets.  The adoption of the guidance will result in enhanced disclosures in our Annual Report on Form 10-K for the fiscal year ending July 31, 2010.

In January 2010, the FASB issued guidance under ASC 820-10 Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements that will require new disclosures related to Level 3 fair value measurements.  Adoption of this guidance will result in enhanced disclosures in our Quarterly Report on Form 10-Q for the quarter ending October 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments.  As of April 30, 2010, the process to unwind our two interest rate swap agreements was completed.

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

We are exposed to commodity price risk with respect to fuel.  We have contracted for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices.  As of April 30, 2010, we have purchased natural gas contracts representing approximately 50% of our planned kiln fuel needs for fiscal 2010.  We estimate the weighted average cost of these natural gas contracts in fiscal 2010 to be approximately 38% lower than the contracts in fiscal 2009; however, this average will change if we continue to buy natural gas contracts.  We have also purchased contracts for a portion of our fuel requirements for fiscal 2011 to take advantage of declines in natural gas prices.  All contracts are related to the normal course of business and no contracts are entered into for speculative purposes.

The tables below provide information about our natural gas purchase contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the purchase contracts outstanding at April 30, 2010, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31 of 2010 and 2011.  The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on May 26, 2010.

Commodity Price Sensitivity Natural Gas Future Contracts For the Three months Ending July 31, 2010
	Expected 2010 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	220,000	--
Weighted Average Price (Per MMBtu)	$6.23	--
Contract Amount ($ U.S., in thousands)	$1,369.5	$933.6

Commodity Price Sensitivity Natural Gas Future Contracts For the Year Ending July 31, 2011
	Expected 2011 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	360,000	--
Weighted Average Price (Per MMBtu)	$5.52	--
Contract Amount ($ U.S., in thousands)	$1,987.7	$1,703.9

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2010, we did not sell any securities which were not registered under the Securities Act.  The following chart summarizes Common Stock repurchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES1

For the Three Months Ended April 30, 2010	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under Plans or Programs2

February 1, 2010 to
February 28, 2010	6,300	$15.89	6,300	231,943

March 1, 2010 to
March 31, 2010	28,203	$18.41	28,203	453,740

April 1, 2010 to
April 30, 2010	43,626	$19.95	43,626	410,114

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

2 On October 10, 2005, our Board of Directors authorized the repurchase of up to 500,000 shares of Common Stock, with repurchases to be made from time to time in the discretion of our management and in accordance with applicable laws, rules and regulations.  This authorization does not have a stated expiration date.  On March 11, 2010, our Board of Directors authorized the repurchase of an additional 250,000 shares of Common Stock.  The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under these authorizations.  The share numbers were not affected by the five-for-four stock split that occurred on September 8, 2006.  We do not have any current authorization from our Board of Directors to repurchase shares of Class B Stock, and no shares of Class A Common Stock are currently outstanding.

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

10.1	Amendment, dated April 15, 2010, to the Letter Agreement, dated January 11, 2010, between Oil-Dri Corporation of America and Brian K. Bancroft.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on April 16, 2010.

10.2	Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)*	Filed herewith.

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

BY /s/ Andrew N. Peterson
Andrew N. Peterson
Vice President and Chief Financial Officer

BY /s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer

Dated:  June 8, 2010

EXHIBITS

Exhibit No.	Description

10.11	Amendment, dated April 15, 2010, to the Letter Agreement, dated January 11, 2010, between Oil-Dri Corporation of America and Brian K. Bancroft.*

10.2	Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)*

11	Statement re: Computation of Earnings per Share.

31	Certifications pursuant to Rule 13a – 14(a).

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

1	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on April 16, 2010.

Note:
Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213, by telephone (312) 321-1515 or by e-mail to info@oildri.com.