Form 10-K
period 2010-07-31
OIL DRI CORP OF AMERICA
filed 2010-10-12
CIK 74046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____
___________________________

Commission File Number 001-12622
OIL-DRI CORPORATION OF AMERICA

Delaware	36-2048898
(State or other jurisdiction of	(IRS. Employer Identification No.)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 29, 2010 was $81,578,000.

Number of shares of each class of Oil-Dri’s capital stock outstanding as of September 30, 2010:

          Common Stock – 5,084,395 shares
          Class B Stock – 1,919,476 shares
          Class A Common Stock – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference: Oil-Dri’s Proxy Statement for its 2010 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) not later than November 28, 2010 (120 days after the end of Oil-Dri’s fiscal year ended July 31, 2010), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

CONTENTS
Item		Page
PART I

1.	Business	5 – 11

1A.	Risk Factors	12 – 18

1B.	Unresolved Staff Comments	19

2.	Properties	19 – 21

3.	Legal Proceedings	22

4.	[Reserved]	22

PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23 – 25

6.	Selected Financial Data	26 – 27

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27 – 39

7A.	Quantitative and Qualitative Disclosures About Market Risk	39 – 40

8.	Financial Statements and Supplementary Data	41 – 67

	Management’s Report on Internal Control Over Financial Reporting	68

	Report of Independent Registered Public Accounting Firm	69

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70

9A.	Controls and Procedures	70

9B.	Other Information	70

PART III

10.	Directors, Executive Officers and Corporate Governance	71

11.	Executive Compensation	71

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71

13.	Certain Relationships and Related Transactions, and Director Independence	71

14.	Principal Accountant Fees and Services	71

CONTENTS (CONTINUED)
Item		Page
PART IV

15.	Exhibits and Financial Statement Schedules	72 – 75

	Signatures	76

	Schedule II – Valuation and Qualifying Accounts	77

	Exhibit Index	78

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

GENERAL BUSINESS DEVELOPMENTS

     During fiscal year 2010, we continued our commitment to create value from sorbent minerals. We put forth considerable effort on new products and maintained our commitment to promote and improve established products. Our diversified product offerings and adherence to our corporate strategy served us well in fiscal 2010 despite a challenging economic environment in which our total tons sold declined. The decision by our largest customer to carry a reduced number of cat litter brands negatively impacted our Retail and Wholesale Products Group; however, our Business to Business Products Group benefited significantly from increased demand for certain of our fluids purification and animal health products in both domestic and some foreign markets. For more information on recent business developments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

PRINCIPAL PRODUCTS

     We are a leader in developing, manufacturing and marketing sorbent products. Our sorbent products are principally produced from clay minerals and, to a lesser extent, other sorbent materials. Our sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of our absorbent clay products are Cat’s Pride and Jonny Cat premium cat litter and other cat litters. We also produce Oil-Dri branded floor absorbents, Agsorb and Verge agricultural chemical carriers and ConditionAde, Calibrin and Pel-Unite animal feed binders. Adsorbent products attract liquids, impurities, metals and surfactants to themselves and form low-level chemical bonds. Examples of our adsorbent products are Oil-Dri synthetic sorbents, which are used for industrial cleanup, and Pure-Flo, Perform and Select bleaching clay products, which act as a filtration media for edible oils, fats and tallows. Also, our Ultra-Clear product serves as a clarification aid for petroleum-based oils and by-products. Both our absorbent and adsorbent products are described in more detail below.

Cat Litter Products

     We produce two types of cat litter products, traditional coarse and scoopable, both of which have absorbent and odor controlling characteristics. Scoopable litters have the additional characteristic of clumping when exposed to moisture, allowing the consumer to selectively dispose of the used portion of the litter. Our coarse and scoopable products are sold under our Cat’s Pride and Jonny Cat brand names. We also package and market Cat’s Pride Kat Kit and Jonny Cat cat litter in a disposable tray, as well as Jonny Cat litter pan liners. We manufacture the Fresh Step brand of coarse cat litter for The Clorox Company (“Clorox”). We also produce private label cat litters for other customers that are sold through independent food brokers and our sales force to major retail outlets.

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

Agricultural and Horticultural Products

     We produce a wide range of granular and powdered mineral absorbent products that are used as carriers for crop protection chemicals, agricultural drying agents, bulk processing aids, growing media components and sports field products. Our brands include: Agsorb, an agricultural chemical carrier and a drying agent; Verge, an engineered granule agricultural chemical carrier; Flo-Fre, a highly absorbent microgranule flowability aid; Terra-Green, a growing media supplement; and Pro’s Choice, a sports field conditioner.

     Agsorb and Verge carriers are used as an alternative to agricultural sprays. The clay granules absorb crop protection chemicals and are then delivered directly into the ground resulting in a more precise application than chemical sprays. Verge carriers provide added benefits from uniform sized granules and reduced dust. Agsorb drying agent is blended into fertilizer-pesticide blends applied by farmers to absorb moisture and improve flowability. Agsorb also acts as a flowability aid for fertilizers and chemicals used in the lawn and garden market. Flo-Fre microgranules are used by grain processors and other large handlers of bulk products to soak up excess moisture preventing caking. We employ technical sales people to market agricultural products in the United States.

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

Animal Health and Nutrition Products

     We produce several products used in the livestock feed industry. ConditionAde and Calibrin branded enterosorbent products are used in animal feed to absorb naturally-occurring mycotoxins in the feed and thereby improve animal health and productivity. Pel-Unite and Pel-Unite Plus are specialized animal feed binders used in the manufacture of pelleted feeds. These products are sold through a network of feed products distributors in the United States and primarily through exclusive distribution agreements with animal health and nutrition products distributors in Latin America, Africa and Asia.

BUSINESS SEGMENTS

     We have two reportable operating segments for financial reporting derived from the different characteristics of our two major customer groups: Retail and Wholesale Products Group and Business to Business Products Group.

     The Retail and Wholesale Products Group customers include mass merchandisers, wholesale clubs, drugstore chains, pet specialty retail outlets, dollar stores, retail grocery stores, distributors of industrial cleanup and automotive products and environmental service companies. The Business to Business Products Group customers include processors and refiners of edible oils, petroleum-based oils and biodiesel fuel, manufacturers of animal feed and agricultural chemicals, marketers of consumer products and sports field product users. Beginning in fiscal 2011, our sports field products will be included in the Retail and Wholesale Products Group to reflect a change in management organization intended to better serve our customers. Certain financial information on both segments is contained in Note 3 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

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

     Our wholly-owned subsidiary, Oil-Dri (U.K.) Limited, is a manufacturer and marketer of industrial granule floor absorbents and cat litter. These products are marketed in the United Kingdom and Western Europe. Oil-Dri (U.K.) Limited also sells synthetic polypropylene sorbent materials, filtration units and plastic containment products.

     Our wholly-owned subsidiary, Oil-Dri SARL, is a Swiss company that performs various management, customer service and administrative functions for international business of our domestic operations.

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

CUSTOMERS

     Sales to Wal-Mart Stores, Inc. (“Wal-Mart”) and its affiliates accounted for approximately 20%, 26% and 25% of our total net sales for the fiscal years ended July 31, 2010, 2009 and 2008, respectively. Wal-Mart is a customer in our Retail and Wholesale Products Group segment. Wal-Mart began to carry a reduced number of cat litter brands in the first month of our fiscal 2010. During the third quarter of fiscal 2010, Wal-Mart reinstated our branded scoopable litter in a limited number of stores; however, the new store count remains materially reduced from the store count at the end of fiscal 2009. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales; however, sales to Clorox (a customer in our Business to Business Products Group) and its affiliates accounted for approximately 9% of total net sales for fiscal year 2010 and approximately 8% in each of the fiscal years 2009 and 2008. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customer other than those described in this paragraph would not be expected to have a material adverse effect on our business.

COMPETITION

     Price, service, marketing, technical support, product quality and delivery are the principal methods of competition in our markets and competition has historically been very vigorous. Some of our competitors are large companies whose financial resources are substantially greater than ours.

     In our Retail and Wholesale Products Group, we have five principal competitors, including one which is also a customer of ours. The cat litter market has been stable in recent years. Scoopable products have a majority of the cat litter market share followed by traditional coarse products. The overwhelming majority of all cat litter is mineral based; however, cat litters based on alternative strata such as paper, various agricultural waste products and silica gels have earned niche positions. The consumer trend away from regional grocery stores towards large national retailers, such as supercenter-type stores and small-box discount stores, has presented competitive challenges as well as opportunities. These stores enjoy substantial negotiating leverage over their suppliers, including us; however, our operations support nation-wide distribution, which gives us a potential advantage over smaller and regional manufacturers in selling to these stores.

     In the Business to Business Products Group, we have 14 principal competitors. The agricultural chemical carrier portion of this segment has experienced competition from new technologies in the agricultural and home and garden markets. The bleaching clay and fluids clarification aid portion of this Group operates in a highly cost competitive global marketplace. Product performance is also a primary competitive factor for these products. The animal health portion of this Group also operates in a global marketplace with price and performance competition from multi-national and local competitors.

PATENTS

     We have obtained or applied for patents for certain of our processes and products sold to customers in both the Retail and Wholesale Products Group and the Business to Business Products Group. These patents expire at various times, beginning in April 2011. We expect no material impact on our business from the expiration of patents in the next year.

BACKLOG; SEASONALITY

     At July 31, 2010, 2009 and 2008, our backlog of orders was approximately $6,368,000, $6,015,000, and $7,139,000, respectively. The value of backlog orders is determined by the number of tons on backlog order and the net selling prices. Backlog orders were higher at July 31, 2008 as our international customers were urged to place orders farther in advance to provide ample time to arrange transportation. All backlog orders are expected to be filled within the next 12 months. We consider our business, taken as a whole, to be only moderately seasonal; however, business activities of certain customers (such as agricultural chemical manufacturers) are subject to such seasonal factors as crop acreage planted and product formulation cycles.

EFFECTS OF INFLATION

     Inflation generally affects us by increasing the cost of employee wages and benefits, transportation, processing equipment, purchased raw materials and packaging, energy and borrowings under our credit facility. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below.

RESERVES

     We mine sorbent materials, which we generally refer to as “clay”, on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California; we also have reserves in Nevada, Oregon and Tennessee. We estimate our proven reserves of these sorbent materials are approximately 156,103,000 tons in aggregate and our probable reserves are approximately 148,949,000 tons in aggregate, for a total of 305,052,000 tons of mineral reserves. Based on our rate of consumption during fiscal year 2010, and without regard to any of our reserves in Nevada, Oregon and Tennessee, we consider our proven reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, is reflected at cost on our balance sheet.

     It is our policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. We have a program of exploration for additional reserves and, although reserves have been acquired, we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During the fiscal year ended July 31, 2010, we utilized these reserves to produce substantially all of the sorbent minerals that we sold.

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

MINING OPERATIONS

     We have conducted mining operations in Ripley, Mississippi since 1963, in Ochlocknee, Georgia since 1968, in Blue Mountain, Mississippi since 1989, in Mounds, Illinois since 1998 and in Taft, California since 2002. Our raw materials are surface mined on a year-round basis, generally using large earth moving scrapers, bulldozers, excavators or off-road trucks to remove overburden, and then loaded into dump trucks with backhoes or front end loaders for movement to the processing facilities. The mining and hauling of our clay is performed by us and by independent contractors. Our current operating mines range in distance from immediately adjacent to approximately 13 miles from the related processing plants. Processing facilities are generally accessed from the mining areas by private roads and in some instances by public highways. Each of our processing facilities maintains inventories of unprocessed clay of approximately one week of production requirements. See Item 2 “Properties” below for additional information regarding our mining properties and operations.

     The following schedule summarizes the net book value of land and other plant and equipment for each of our manufacturing facilities:

		Plant and
	Land	Equipment
	(in thousands)
Ochlocknee, Georgia	$7,950	$16,864
Ripley, Mississippi	$1,773	$13,454
Mounds, Illinois	$1,545	$4,508
Blue Mountain, Mississippi	$922	$3,728
Taft, California	$1,391	$3,146

     Our mining operations are subject to regulation by the Mine Safety and Health Administration (“MSHA”) under authority of the Federal Mine Safety and Health Act of 1977, as amended (the “Mine Act”). The following table summarizes MSHA’s enforcement activity at our facilities during the fiscal year ended July 31, 2010. Section references in the table refer to sections of the Mine Act.

	“Significant		Citations		Imminent
	and	Orders	and Orders	Flagrant	Danger
	Substantial”	Issued	Issued	Violations	Orders
	Violations	Under	Under	Under	Under	Proposed
	Under	Section	Section	Section	Section	MSHA
	Section 104	104(b)	104(d)	110(b)(2)	107(a)	Assessments
Ochlocknee, Georgia	41	--	--	--	--	$47,690
Ripley, Mississippi	1	--	--	--	--	$1,317
Mounds, Illinois	1	--	--	--	--	$775
Blue Mountain, Mississippi	4	--	--	--	--	$1,849
Taft, California	11	--	--	--	--	$6,570

     We had no mining-related fatalities at any of our facilities during this fiscal year. At July 31, 2010, we were contesting 222 citations, representing $109,305 in proposed MSHA assessments in the aggregate, before the Federal Mine Safety and Health Review Commission.

EMPLOYEES

     As of July 31, 2010, we employed 812 persons, 57 of whom were employed by our foreign subsidiaries. Our corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 49 of our employees in the U.S. and approximately 22 of our employees in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations to be satisfactory.

ENVIRONMENTAL COMPLIANCE

     Our mining and manufacturing operations and facilities in Georgia, Mississippi, California and Illinois are required to comply with state surface mining statutes and various other federal, state and local statutes, regulations and ordinances which govern the discharge of materials, water and waste into the environment and restrict mining on wetlands or otherwise regulate our operations. In recent years, environmental regulation has grown increasingly stringent, a trend that we expect will continue. We endeavor to be in compliance in all material respects at all times with all applicable environmental controls and regulations. As a result, expenditures relating to environmental compliance have increased over the years; however, these expenditures have not been material. As part of our ongoing environmental compliance activities, we incur expenses in connection with reclaiming exhausted mining sites. Historically, reclamation expenses have not had a material effect on our cost of sales.

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

     We spent approximately $1,826,000, $2,099,000, and $2,497,000 during the fiscal years ended July 31, 2010, 2009 and 2008, respectively, for research and development. None of this research and development was customer sponsored, and all research and development costs are expensed in the period in which incurred. See Note 1 of the Notes to the Consolidated Financial Statements.

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
  uncertainties in assessing the value, strengths, and potential profitability of acquisition candidates, and in identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental or mining safety liabilities), of those candidates;
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
Any one or more of these factors could cause us not to realize the benefits we anticipate to result from an acquisition. Moreover, any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. In addition, future acquisitions could result in our assuming more long-term liabilities relative to the value of the acquired assets than we have assumed in our previous acquisitions.

We depend on a limited number of customers for a large portion of our net sales.

     A limited number of customers account for a large percentage of our net sales. Our largest customer, Wal-Mart and its affiliates, accounted for approximately 20%, 26% and 25% of our net sales for the fiscal years ended July 31, 2010, 2009 and 2008, respectively. Sales to The Clorox Company and its affiliates accounted for approximately 9%, 8% and 8% of our net sales for the fiscal years ended July 31, 2010, 2009 and 2008, respectively. The loss of or a substantial decrease in the volume of purchases by Wal-Mart, Clorox or any of our other top customers would harm our sales and profitability. In addition, an adverse change in the terms of our dealings with, or in the financial wherewithal or viability of, one or more of our significant customers could harm our business, financial condition and results of operations.

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

     If our energy costs increase disproportionately to our net sales, our earnings could be significantly reduced. Because we use energy, including natural gas, fuel oil, coal, electricity, diesel fuel and gasoline, to manufacture and transport our products, our operating costs increase if our energy costs rise. Increases in our operating costs may reduce our profitability if we are unable to pass all the increases on to our customers through price increases or surcharges. Sustained price increases or surcharges in turn may lead to declines in volume, and while we seek to project tradeoffs between price increases and surcharges, on the one hand, and volume, there can be no assurance that our projections will prove to be accurate.

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

     The prices of other commodities such as paper, plastic resins, synthetic rubber and steel significantly influence the costs of packaging, replacement parts and equipment we use in the manufacture of our products and the maintenance of our facilities. As a result, increases in the prices of these commodities generally increase the costs of the related materials we use. These increased materials costs present the same types of risks as described above with respect to increased energy costs.

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

     We have an ongoing program of exploration for additional reserves on existing properties as well as through the potential acquisition of new owned or leased properties; however, there can be no assurance that our attempts to acquire additional reserves in the future will be successful. Our ability to acquire additional reserves in the future could be limited by competition from other companies for attractive properties, the lack of suitable properties that can be acquired on terms acceptable to us or restrictions under our existing or future debt facilities. We may not be able to negotiate new leases or obtain mining contracts for properties containing additional reserves or renew our leasehold interests in properties on which operations are not commenced during the term of the lease. Also, requirements for environmental compliance may restrict exploration or use of lands that might otherwise be utilized as a source of reserves.

We face risks as a result of our international sales and business operations.

     We derived approximately 18% of our net sales from sales outside of the United States in the fiscal year ended July 31, 2010. Our ability to sell our products and conduct our operations outside of the United States is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products or disrupt our operations in these markets, particularly when local political and economic conditions are unstable. In addition, international sales and operations are subject to currency exchange fluctuations, fund transfer restrictions and import/export duties, and international operations are subject to foreign regulatory requirements and issues, including with respect to environmental matters. Any of these matters could result in sudden, and potentially prolonged, changes in demand for our products. Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country’s legal system.

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

     Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting and obtain an opinion from our independent registered public accounting firm on our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2010 and we obtained from our independent registered public accounting firm an unqualified opinion on our internal control over financial reporting; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

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
  that we have a nominating and governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
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

ITEM 1B – UNRESOLVED STAFF COMMENTS

     None.

ITEM 2 – PROPERTIES

Real Property Holdings and Mineral Reserves

			Land		Estimated	Estimated
	Land	Land	Unpatented		proven	probable
	Owned	Leased	claims	Total	reserves	reserves	Total
	(acres)				(000’s of tons)
California	795	--	1,030	1,825	4,998	11,226	16,224
Georgia	3,526	1,840	--	5,366	33,129	27,939	61,068
Illinois	82	598	--	680	5,064	6,150	11,214
Mississippi	2,182	978	--	3,160	86,596	97,633	184,229
Nevada	535	--	--	535	23,316	2,976	26,292
Oregon	340	--	--	340	--	25	25
Tennessee	178	--	--	178	3,000	3,000	6,000
	7,638	3,416	1,030	12,084	156,103	148,949	305,052

     The Mississippi, Georgia, Tennessee, Nevada, California and Illinois properties are primarily mineral in nature, except our research and development facility which is included in the Illinois owned land. The table above includes additional land we acquired in Georgia during fiscal 2010, which increased our real property holdings and mineral reserves. We mine sorbent minerals primarily consisting of montmorillonite, attapulgite or diatomite. We employ geologists and mineral specialists who prepared the estimated reserves of these minerals in the table above. See also Item 1 “Business” above for further information on our reserves. The locations in the table above collectively produced approximately 863,000 tons in fiscal year 2010, 943,000 tons in fiscal year 2009 and 995,000 tons in fiscal year 2008. Parcels of such land are also sites of manufacturing facilities operated by us. We own approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing and packaging facility for our Canadian subsidiary.

MINING PROPERTIES

     Our mining operations are conducted on leased or owned land. The Georgia, Illinois and Mississippi mining leases generally require that we pay a minimum monthly rental to continue the lease term. The rental payments are generally applied against a stated royalty related to the number of unprocessed, or in some cases processed, tons of mineral extracted from the leased property. Many of our mining leases have no stated expiration dates. Some of our Georgia and Mississippi leases, however, do have expiration dates ranging from 2015 to 2053. We would not experience a material adverse effect from the expiration or termination of any of these leases. We have a variety of access arrangements, some of which are styled as leases, for manufacturing at facilities that are not contiguous with the related mines. We would not experience a material adverse effect from the expiration or termination of any of these arrangements. See also Item 1 “Business” above for further information on our reserves.

     Certain of our land holdings in California are represented by unpatented mining claims we lease from the Bureau of Land Management. These leases generally give us the contractual right to conduct mining or processing activities on the land covered by the claims. The validity of title to unpatented claims, however, is dependent upon numerous factual matters. We believe the unpatented claims we lease are in compliance with all applicable federal, state and local mining laws, rules and regulations. Future amendments to existing federal mining laws, however, could have a prospective effect on mining operations on federal lands and include, among other changes, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of our unpatented claims may become economically unfavorable. We cannot predict the form that any such amendments might take or whether or when such amendments might be adopted. In addition, the construction and operation of processing facilities on these sites would require the approval of federal, state and local regulatory authorities. See Item 1A “Risk Factors” above for a discussion of other risks to our business related to our mining properties.

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

Packaging

     Once the clay has been dried to the desired level and sized the clay will be packaged. Our products have package sizes ranging from bags and jugs of cat litter to railcars of agricultural products. We also package some of our products into bulk (approximately one ton) bags and into bulk trucks. The size and delivery configuration of the finished product is determined by customer requirements.

FACILITIES

     We operate manufacturing facilities on property owned or leased by us as shown on the map below:

Oil-Dri Corporation of America Plant Site Locations

Facilities
Location	Owned/Leased	Function
Alpharetta, Georgia	Leased	Non-clay processing and packaging
Blue Mountain, Mississippi	Both	Clay mining, manufacturing and packaging
Chicago, Illinois	Leased	Principal executive office
Mounds, Illinois	Owned	Clay mining, manufacturing and packaging
Coppet, Switzerland	Leased	Customer service office
Laval, Quebec, Canada	Owned	Non-clay production and clay and non-clay packaging
Ochlocknee, Georgia	Owned	Clay mining, manufacturing and packaging
Ripley, Mississippi	Owned	Clay mining, manufacturing and packaging
Taft, California	Owned	Clay mining, manufacturing and packaging
Vernon Hills, Illinois	Owned	Research and development
Wisbech, United Kingdom	Leased	Non-clay production and clay and non-clay packaging

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

ITEM 4 – [RESERVED]

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our Common Stock is traded on the NYSE under the symbol ODC. There is no established trading market for our Class B Stock. The number of holders of record of Common Stock and Class B Stock on September 30, 2010 were 700 and 31, respectively, as reported by our transfer agent. There are no shares of Class A Common Stock currently outstanding. In the last three years, we have not sold any securities which were not registered under the Securities Act of 1933.

     The following table sets forth, for the periods indicated, the high and low sales price for the Common Stock on the NYSE and dividends per share paid on the Common Stock and Class B Stock.

	Common Stock		Cash Dividends
	Price Range		Per Share
				Class B
			Common	Common
	Low	High	Stock	Stock
Fiscal 2010:
First Quarter	$14.05	$17.40	$0.1500	$0.1125
Second Quarter	14.75	16.54	0.1500	0.1125
Third Quarter	15.10	20.76	0.1500	0.1125
Fourth Quarter	18.50	23.53	0.1600	0.1200
Total			0.6100	0.4575

Fiscal 2009
First Quarter	$10.19	$18.50	$0.1400	$0.1050
Second Quarter	15.00	19.00	0.1400	0.1050
Third Quarter	12.85	17.13	0.1400	0.1050
Fourth Quarter	13.78	19.20	0.1500	0.1125
Total			0.5700	0.4275

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

     Issuer Repurchase of Equity Securities. On October 10, 2005, our Board of Directors authorized the repurchase of up to 500,000 shares of Common Stock, with repurchases to be made from time to time in the discretion of our management and in accordance with applicable laws, rules and regulations. On March 11, 2010, our Board of Directors authorized the repurchase of an additional 250,000 shares of Common Stock. These authorizations do not have a stated expiration date. We do not have any current authorization from our Board of Directors to repurchase shares of Class B Stock, and no shares of Class A Common Stock are currently outstanding.

     The following chart summarizes Common Stock repurchases during the three months ended July 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES1

			(c) Total Number
			of Shares	(d) Maximum
	(a) Total	(b)	Purchased as Part	Number of Shares
For the Three	Number of	Average	of Publicly	that may yet be
Months Ended	Shares	Price Paid	Announced Plans	Purchased Under
July 31, 2010	Purchased	per Share	or Programs	Plans or Programs2

May 1, 2010 to
May 31, 2010	35,086	$20.99	35,086	375,028

June 1, 2010 to
June 30, 2010	55,416	$22.63	55,416	319,612

July 1, 2010 to
July 31, 2010	85,612	$23.00	85,612	234,000

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

     2 The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under our Board of Director authorizations described above.

PERFORMANCE GRAPH

     The following graph shows the annual cumulative total stockholders’ return for the five years ending July 31, 2010 on an assumed investment of $100 on July 31, 2005 in our Common Stock, the Russell Microcap Index and the Russell 2000-Material and Processing Economic Sector Index. Our Common Stock is included in the Russell Microcap Index and we consider the Russell 2000-Material and Processing Economic Sector Index to be our peer group. The graph assumes all dividends were reinvested. The historical stock price performance of our Common Stock is not necessarily indicative of future stock performance.

Comparative Five-Year Total Returns

Oil-Dri Corporation of America, Russell Microcap Index , Russell 2000-Materials & Processing Index

(Performance results through 7/31/2010)

		2005	2006	2007	2008	2009	2010
ODC	☐	$100.00	$113.62	$121.90	$129.45	$122.40	$176.22
Russell Microcap	Δ	$100.00	$102.79	$113.29	$ 95.04	$ 75.34	$ 87.33
Russell 2000-Materials & Processing	◊	$100.00	$116.98	$155.24	$157.54	$114.44	$141.01

     This performance graph and accompanying disclosure is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

ITEM 6 – SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF FINANCIAL DATA
(IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
	Fiscal Year Ended July 31,
	2010	2009	2008	2007	2006
Summary of Operations
Net Sales	$219,050	$236,245	$232,359	$212,117	$205,210
Cost of Sales (1)	(169,362)	(186,861)	(186,289)	(166,417)	(167,136)
Gross Profit	49,688	49,384	46,070	45,700	38,074
Gain on the Sale of Long-Lived Assets	--	--	--	--	415
Selling, General and Administrative Expenses	(36,139)	(34,801)	(33,340)	(35,163)	(29,735)
Income from Operations	13,549	14,583	12,730	10,537	8,754
Other Income (Expense)
Interest Income	126	365	1,070	1,415	1,106
Interest Expense	(1,345)	(1,910)	(2,189)	(2,389)	(2,255)
Foreign Exchange (Losses) Gains	(213)	(324)	165	(23)	(95)
Other, Net (2)	697	595	399	905	386
Total Other Expense, Net	(735)	(1,274)	(555)	(92)	(858)
Income before Income Taxes	12,814	13,309	12,175	10,445	7,896
Income Taxes	(3,356)	(3,723)	(3,136)	(2,785)	(2,637)
Net Income	$9,458	$9,586	$9,039	$7,660	$5,259
Average Shares Outstanding
Diluted (3)	7,275	7,200	7,152	6,945	7,179
Net Income per Share
Basic Common (3)	$1.42	$1.46	$1.39	$1.21	$0.82
Basic Class B Common (3)	$1.07	$1.09	$1.04	$0.90	$0.62
Diluted (3)	$1.30	$1.33	$1.25	$1.09	$0.73
Important Highlights
Total Assets	$153,982	$149,261	$148,988	$142,087	$139,547
Long-Term Debt	$14,800	$18,300	$21,500	$27,080	$31,160
Working Capital	$48,398	$49,949	$52,550	$50,895	$48,589
Working Capital Ratio	2.7	3.1	2.7	2.9	2.8
Book Value per Share	$12.77	$12.76	$12.66	$11.91	$10.73
Dividends Declared	$4,041	$3,759	$3,463	$3,117	$2,598
Dividends Declared per Common Share	$0.6100	$0.5700	$0.5300	$0.4900	$0.4000
Dividends Declared per Class B Common Share	$0.4575	$0.4275	$0.3975	$0.3675	$0.2800
Capital Expenditures	$10,413	$15,253	$7,302	$7,757	$10,827
Depreciation and Amortization	$7,371	$7,406	$7,455	$7,498	$7,212
Net Income as a Percent of Net Sales	4.3%	4.1%	3.9%	3.6%	2.6%
Return on Average Stockholders’ Equity	10.5%	10.8%	10.8%	10.0%	7.2%
Gross Profit as a Percent of Net Sales	22.7%	20.9%	19.8%	21.5%	18.6%
Operating Expenses as a Percent of Net Sales	16.5%	14.7%	14.3%	16.6%	14.3%

(1) In fiscal year 2008, cost of sales was reduced by pre-tax net proceeds of $831,000 from the sale of emission reduction credits to unaffiliated third parties. See Note 2 of the Notes to the Consolidated Financial Statements.

(2) In fiscal year 2007, Other Income (Expense) included pre-tax proceeds of $389,000 from life insurance on former employees.

(3) In fiscal year 2010, we adopted guidance under Accounting Standards Codification Topic (“ASC”) 260-10, Earnings Per Share, which required our unvested restricted stock awards to be considered participating securities and to be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, we were required to retrospectively adjust earnings per share data to conform to this standard. Accordingly, we have restated diluted average shares outstanding and net income per share for all periods presented.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read together with the Consolidated Financial Statements and the related notes included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and in Item 1A “Risk Factors” in this Annual Report on Form 10-K.

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

     Consolidated net income was $9,458,000, or $1.30 per diluted share, for the year ended July 31, 2010, a 1% decrease from net income of $9,586,000, or $1.33 per diluted share, for the year ended July 31, 2009. Net income was negatively impacted by a decrease in tons sold for both of our operating segments. Net income was positively impacted by the mix of products sold, with a greater proportion of sales from higher margin products, and by certain lower costs.

     Our diversified product offerings helped sustain our business through a challenging economic environment that impacted demand for our products during fiscal 2010. Lower segment operating income for the Retail and Wholesale Products Group reflected the negative impact of Wal-Mart’s decision to carry a reduced number of cat litter brands in August 2009. The ongoing slump in the manufacturing and automotive industries further reduced demand for our industrial absorbents. Higher segment operating income for the Business to Business Products Group, however, resulted from increased demand for certain of our fluids purification and animal health products in both domestic and some foreign markets. Our consolidated gross margin improved during fiscal 2010 due in part to a greater proportion of sales from higher margin products and significantly lower costs for natural gas used to dry our clay. Our consolidated balance sheet remained strong during fiscal year 2010. Cash and cash equivalents increased, not withstanding cash payments for required debt payments, investment in capital assets, treasury stock repurchases and increased dividend payments.

     During fiscal 2010, we continued our commitment to create value from sorbent minerals. We put forth considerable effort on our new engineered granule agricultural chemical carrier product and on our recently introduced enterosorbent animal health products. We were also committed to our established products through increased product promotion of our branded cat litter. In addition, our research and development center worked on both new product development and improvements to existing products.

RESULTS OF OPERATIONS
FISCAL 2010 COMPARED TO FISCAL 2009

     Consolidated net sales for the year ended July 31, 2010 were $219,050,000, a 7% decrease from net sales of $236,245,000 in fiscal 2009. The decline in net sales was driven by our Retail and Wholesale Products Group as discussed below. Net income for fiscal 2010 was $9,458,000, a 1% decrease from net income of $9,586,000 in fiscal 2009. Fiscal 2010 net income was negatively affected by 7% fewer tons sold; however, increased sales of higher margin products and lower costs for natural gas used to dry our clay positively impacted this year’s results. The Retail and Wholesale Products Group’s segment operating income declined as a reduction in tons sold prevailed over the benefit of lower costs. The Business to Business Products Group’s segment operating income improved as increased sales of higher margin products outweighed the impact of fewer tons sold.

BUSINESS TO BUSINESS PRODUCTS GROUP

     Net sales of the Business to Business Products Group for fiscal 2010 were $77,423,000, an increase of $1,374,000, or 2%, from net sales of $76,049,000 in fiscal 2009. Increased sales of higher margin products in fiscal 2010 more than offset a 4% decrease in tons sold for the Group compared to fiscal 2009. Net sales of fluid purification and animal health and nutrition products increased, while net sales of co-packaged cat litter and agricultural chemical carrier products decreased. Net sales of fluid purification products increased 21% from fiscal 2009, with a 17% increase in tons sold. Sales to new customers and a greater proportion of sales from higher margin products contributed to the higher fluid purification products net sales. Sales in some export markets improved in part due to a weaker U.S. dollar relative to certain foreign currencies, which made our products more competitive in the global marketplace. A decline in the quality of oil from this year’s soybean crop also resulted in increased demand for our fluid purification products. In addition, sales of our fluid purification products used in the biodiesel industry and in palm oil processing increased compared to fiscal 2009. Net sales of animal health and nutrition products rose 6% in fiscal 2010. Higher sales of our enterosorbent animal health products, which were introduced during fiscal 2009, overcame a decline in sales of our traditional animal health and nutrition products. Increased net sales of these products were partially offset by a 19% decline in net sales of our agricultural chemical carriers in fiscal 2010 compared to fiscal 2009. The agricultural chemical carriers market continued to experience economic challenges, which resulted in 18% fewer tons sold. Economic conditions and price competition impacted net sales of our flowability aid product used in animal feed, which declined 24% in fiscal 2010. In addition, our co-packaged traditional coarse cat litter net sales decreased 10%, with 4% fewer tons sold. Net sales were adversely affected by a lower net selling price during most of fiscal 2010; however, the net selling price increased in April 2010 under our agreement with Clorox. Both the loss of a small co-packaging customer during the latter part of fiscal 2009 and a decline in the coarse cat litter market also contributed to the decreased net sales and tons sold.

     The Business to Business Products Group’s operating income was $19,797,000 in fiscal 2010, an increase of $4,849,000, or 32%, from operating income of $14,948,000 in fiscal 2009. This increase was driven primarily by a greater proportion of sales from higher margin products. The Group’s combined packaging, freight and material costs in fiscal 2010 were comparable with fiscal 2009, as lower packaging and freight costs were offset by higher material costs. Packaging costs declined approximately 4% due primarily to price fluctuations for resin and paper commodities used in packaging materials. Freight costs decreased approximately 1% due primarily to changes in the price of diesel fuel and the cost of ocean freight. Material costs increased 1% as the negative cost impact of fewer tons produced at some of our manufacturing facilities prevailed over the benefit of lower energy-related costs in our mining and manufacturing processes. The Group’s selling and administrative expenses were 7% higher in fiscal 2010 compared to fiscal 2009, including higher sales bonuses and commissions based on the improved operating results. Fiscal 2010 selling and administrative expenses also included additional costs for personnel, market research, product promotion and technical services related to our new agricultural engineered granule product, which more than offset the decrease in similar costs related to our animal health enterosorbent products.

RETAIL AND WHOLESALE PRODUCTS GROUP

     Net sales of the Retail and Wholesale Products Group for fiscal 2010 were $141,627,000, a decrease of $18,569,000, or 12%, from net sales of $160,196,000 in fiscal 2009. The decline in net sales was driven by lower tons sold, a lower average net selling price and a lower proportion of sales from higher margin products. The Group’s total tons sold decreased 9% compared fiscal 2009. Cat litter net sales were down approximately 17% compared to fiscal 2009 due primarily to 11% lower tons sold. The average net selling price for cat litter declined in part due to increased trade spending for product promotions, which were deducted from net sales, and a lower proportion of sales from higher margin products. Net sales of branded cat litter decreased 28% due primarily to 18% fewer tons sold. Wal-Mart began to carry a reduced number of cat litter brands in August 2009. During the third quarter of fiscal 2010, Wal-Mart reinstated our branded scoopable litter in a limited number of stores; however, the new store count remains materially reduced from the store count at the end of fiscal 2009. Incremental net sales at customers other than Wal-Mart and increased marketing to promote brand awareness partially offset the overall sales decline. Net sales of private label cat litter decreased 6% compared to fiscal 2009 due to 8% fewer tons sold. The reduction in tons sold was due primarily to a continued overall decline in the coarse cat litter category. In contrast, sales of cat litter box liners increased 17% due primarily to increased distribution to an existing customer. Net sales of industrial absorbents decreased 3% compared to fiscal 2009. Tons sold decreased 6% due primarily to continued weak economic conditions in the manufacturing and automotive industries. See Foreign Operations below for further information regarding our foreign subsidiaries’ results.

     The Retail and Wholesale Products Group’s segment operating income for fiscal 2010 was $11,797,000, a decrease of $5,210,000, or 31%, from operating income of $17,007,000 in fiscal 2009. The decrease is attributed to the lower net sales described above that prevailed over a decrease of approximately 3% for the Group’s combined freight, materials and packaging costs. Packaging costs decreased approximately 10% due to price fluctuations for resin and paper commodities. Freight costs decreased approximately 4% due primarily to changes in the price of diesel fuel. The decline in packaging and freight costs was partially offset by a 1% increase in material costs. Material costs increased as the negative cost impact of lower tons produced at some of our manufacturing facilities prevailed over the benefit of lower energy-related costs in our mining and manufacturing processes. The Group’s selling, general and administrative expenses increased 2% compared to fiscal 2009 due primarily to increased advertising costs and broker commissions, which were partially offset by lower bad debt expense.

CONSOLIDATED RESULTS

     Consolidated gross profit as a percentage of net sales in fiscal 2010 increased to 23% from 21% in fiscal 2009. Gross profit was positively impacted by increased sales of higher margin products and lower costs for packaging, freight and fuel used in our manufacturing processes. The cost of fuel was 36% lower in fiscal 2010 compared to fiscal 2009. We use natural gas, fuel oil and coal in the manufacturing process to operate kilns that dry our clay. Gross profit for fiscal 2010, however, was negatively impacted by an 11% increase in non-fuel manufacturing costs per ton produced, which included depreciation and amortization. This cost increase per ton was driven primarily by 8% fewer tons produced and increased expenditures for employee benefits and repairs. Many of the other non-fuel manufacturing costs, such as salaries and certain labor costs, and depreciation, were relatively consistent with fiscal 2009 levels, despite the reduced number of tons produced, due to their generally fixed nature.

     Selling, general and administrative expenses as a percentage of net sales were 17% in fiscal 2010 compared to 15% in fiscal 2009. The discussion of the Groups’ operating income above describes the increased selling and administrative expenses that were allocated to the operating segments. The remaining unallocated corporate expenses in fiscal 2010 included a higher estimated annual incentive plan bonus accrual and higher employee postretirement benefit costs. The higher incentive bonus expense was based on performance targets that are established for each fiscal year. The postretirement benefit costs are based on actuarial calculations as described in Note 9 of the Notes to the Consolidated Financial Statements. These higher costs were partially offset by lower costs for outside legal services, reduced spending for research and development and lower stock option compensation expense. Research and development costs were lower compared to fiscal 2009 as fewer new products were in the development stage. Stock option compensation was lower as more stock options became fully vested and no new options were issued.

     Interest expense in fiscal 2010 decreased $565,000 from fiscal 2009 due to a reduction in debt outstanding and the capitalized interest expense for a new product-related capital project. Interest income in fiscal 2010 decreased $239,000 from fiscal 2009 due to lower average interest rates.

     Other income in fiscal 2010 increased $102,000 from fiscal 2009 due to higher royalty income, miscellaneous investment income and insurance proceeds.

     Our effective tax rate was 26.2% of pre-tax income in fiscal 2010 compared to 28% in fiscal 2009. The effective tax rate was lower in fiscal 2010 due to utilization of prior period Alternative Minimum Tax credits.

     Total assets increased $4,721,000, or 3%, during fiscal 2010. Current assets increased $2,472,000, or 3%, from fiscal 2009 year-end balances due primarily to higher cash and cash equivalents and deferred income taxes. These increases were partially offset by lower investment in short-term securities, accounts receivable, inventories and prepaid expenses. The changes in current assets are described in the Liquidity and Capital Resources section below. Property, plant and equipment, net of accumulated depreciation, increased $3,017,000 due primarily to purchases of land and machinery and equipment and increased construction in progress. These increases were partially offset by additional accumulated depreciation. Other noncurrent assets decreased $768,000 due to a reduction in a lease receivable and amortization of intangible assets, which were partially offset by an increase in the cash surrender value of life insurance policies on key employees.

     Total liabilities increased $3,695,000, or 6%, during fiscal 2010. Current liabilities increased $4,023,000, or 17%, during fiscal 2010. The changes in current liabilities are described in the Liquidity and Capital Resources section below. Noncurrent liabilities decreased $328,000, or 1%, due primarily to schedule payments that reduced long term debt. This decrease was partially offset by higher accruals for pension and postretirement health benefits, deferred compensation and reclamation costs for mining properties. See Note 9 of the Notes to the Consolidated Financial Statements for more information on pension and postretirement health benefit plans. Deferred compensation accruals increased due to new deferrals and earnings on deferred balances in excess of payouts. The higher reclamation liability is the result of ongoing mining activities and acquisition of mining property during fiscal 2010.

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

BUSINESS TO BUSINESS PRODUCTS GROUP

     Net sales of the Business to Business Products Group for fiscal 2009 were $76,049,000, an increase of $1,001,000, or 1%, from net sales of $75,048,000 in fiscal 2008. Higher average net selling prices and a favorable product sales mix provided for increased sales in fiscal 2009 despite 9% lower tons sold for the Group compared to fiscal 2008. Net sales of co-packaged cat litter, animal health and nutrition and agricultural chemical carrier products all increased, while net sales of fluids purification and sports-related products decreased. Our co-packaged traditional coarse cat litter net sales were up 8% in fiscal 2009. A 4% increase in tons sold due to product improvements and a higher average net selling price more than offset the loss of a small co-package customer during fiscal 2009. Net sales of animal health and nutrition products rose 2% due primarily to increased average net selling prices and the introduction of new enterosorbent animal health products. Net sales of agricultural chemical carriers were up approximately 12% due primarily to a higher average net selling price that more than offset approximately 11% lower tons sold. Agricultural chemical carriers tons sold declined in the agricultural and the lawn and garden markets due primarily to the poor economy. Net sales of bleaching earth and fluid purification products were down 3% from fiscal 2008 as a 9% decline in tons sold outweighed a higher average net selling price. The lower tons sold for bleaching earth products resulted from a weak global economy and a good quality soybean crop, which required less bleaching clay to process the oil. Sales of our baseball-related products declined 7% due to the negative impact of economic conditions on municipalities and other recreational baseball customers.

     The Business to Business Products Group’s operating income decreased 5% to $14,948,000 in fiscal 2009 from $15,782,000 in fiscal 2008. Approximately 8% higher combined materials, packaging and freight costs more than offset a higher average net selling price. Materials costs increased approximately 11% due to the higher cost for fuel used to dry our clay-based products compared to the prior fiscal year. Freight costs were approximately 5% higher compared to fiscal 2008. Although diesel fuel and ocean freight prices declined, particularly in the later part of fiscal 2009, the average cost for fiscal 2009 was greater than for fiscal 2008. Conversely, packaging costs declined approximately 8% due primarily to lower costs of paper used in packaging. Selling and administrative expenses were 21% higher in fiscal 2009 compared to fiscal 2008 due primarily to marketing and promotional activities for our new enterosorbent animal health product.

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

CONSOLIDATED RESULTS

     Consolidated gross profit as a percentage of net sales in fiscal 2009 increased to 21% from 20% in fiscal 2008. Cost of sales for fiscal 2008 was reduced by $831,000 as a result of the sale of emission reduction credits, as described in Note 2 of the Notes to the Consolidated Financial Statements. Gross profit improved in fiscal 2009 due primarily to a higher average net selling price, which overcame increased manufacturing and packaging costs. The cost of fuel used in the manufacturing process was 19% higher in fiscal 2009 compared to fiscal 2008. Non-fuel manufacturing costs, including depreciation and amortization, increased 13% over the same period of the prior fiscal year. Significant manufacturing cost increases were in purchased materials, repairs, labor and non-kiln fuel.

     Selling, general and administrative expenses as a percentage of net sales increased in fiscal 2009 to 15% from 14% in fiscal 2008. The discussion of the Groups’ operating income above describes the increased selling and administrative expenses that were allocated to our operating segments. The remaining unallocated corporate expenses were lower in fiscal 2009 due primarily to lower expenses for the estimated incentive bonus, research and development and stock option compensation. The lower fiscal 2009 incentive bonus expense was based on performance targets that are established for each year. Research and development costs were lower as we moved further through the development cycle for several new products. Stock option compensation was lower as more stock options became fully vested and no new options were issued. These lower expenses were partially offset by higher pension and rent expenses.

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

     Our effective tax rate was 28% of pre-tax income in fiscal 2009 compared to 25.8% in fiscal 2008. The effective tax rate was higher in fiscal 2009 due to a lower deduction for mining depletion due to reduced tonnage and an unfavorable tax impact from the results of foreign operations.

     Total assets increased $273,000 during fiscal 2009. Current assets decreased $8,934,000, or 11%, from the fiscal 2008 year-end balances primarily due to decreased investments in Treasury securities and accounts receivable. These decreases were partially offset by increased cash and cash equivalents and prepaid expenses. These changes are described in the Liquidity and Capital Resources section below. Property, plant and equipment, net of accumulated depreciation, increased $8,045,000 due primarily to capital projects related to new product development at our manufacturing facilities and the purchase of land. Other noncurrent assets increased $1,162,000 from fiscal 2008 due to a higher deferred tax asset partially offset by a decrease in a lease receivable.

     Total liabilities decreased $1,664,000, or 3%, during fiscal 2009. Current liabilities decreased $6,333,000, or 21%, during fiscal 2009. The changes in current liabilities are described in the Liquidity and Capital Resources section below. Noncurrent liabilities increased $4,669,000 due primarily to higher accruals for pension and postretirement health benefits and deferred compensation partially offset by a reduction in long term debt due to scheduled payments. The increased pension and postretirement health benefit accruals were driven by the actuarially calculated benefit obligations and lower pension asset values as of July 31, 2009. See Note 9 of the Notes to the Consolidated Financial Statements for more information on employee benefit plans. Deferred compensation accruals increased due to new deferrals and earnings on deferred balances in excess of payouts.

FOREIGN OPERATIONS

     Net sales by our foreign subsidiaries during fiscal 2010 were $13,728,000, an increase of $281,000, or 2%, from net sales of $13,447,000 during fiscal 2009. Net sales by our foreign subsidiaries represented 6% of our consolidated net sales during fiscal year 2010. Tons sold increased 5% in our Canadian subsidiary, but decreased 21% in our United Kingdom subsidiary. Net sales of our Canadian subsidiary increased due to higher sales of industrial products and a favorable exchange rate for the Canadian Dollar. The Canadian Dollar was about 11% stronger on average against the U.S. Dollar during fiscal 2010 compared fiscal 2009, which resulted in higher sales values after translation to U.S. Dollars. Partially offsetting the higher Canadian net sales was a decline in net sales of industrial absorbents by our United Kingdom subsidiary due primarily to the loss of a key distributor.

     For fiscal 2010, our foreign subsidiaries reported a net loss of $519,000, compared to a net loss of $559,000 in fiscal 2009. The decrease in the net loss was due in part to the higher sales for our Canadian subsidiary, which more than offset the sales decline of our United Kingdom subsidiary. In addition, the currency translation loss reported by our foreign operations in fiscal 2010 was significantly less than the loss reported in fiscal 2009. The British Pound declined significantly in value compared to the U.S. Dollar during fiscal 2009, which resulted in a substantial currency translation loss. During fiscal 2010, the British Pound did not fluctuate considerably in value compared to the U.S. Dollar. Negatively impacting the foreign subsidiaries’ operating results were higher packaging and freight costs in our Canadian subsidiary. Packaging costs increased due to fluctuations in the cost of polystyrene and freight costs included a multi-year withholding tax charge on our leased railcars.

     Identifiable assets of our foreign subsidiaries as of July 31, 2010 were $9,424,000 compared to $9,692,000 as of July 31, 2009. The decrease is primarily due to lower fixed assets that resulted from the sale of a building in our United Kingdom subsidiary and lower accounts receivable and inventories. These decreases were partially offset by higher cash and cash equivalents balances.

     Net sales by our foreign subsidiaries during fiscal 2009 were $13,447,000, a decrease of $4,140,000, or 24%, from net sales were $17,587,000 during fiscal 2008. Net sales by our foreign subsidiaries represented 6% of our consolidated net sales during fiscal 2009. Net sales and tons sold decreased in both our Canadian and United Kingdom subsidiaries. Industrial absorbent sales were down for both subsidiaries as the worldwide economic slowdown impacted sales through reduced orders. Aggressive competition in the Canadian cat litter market also resulted in some reduced sales and the loss of a customer. In addition, the British Pound was approximately 5% weaker and the Canadian Dollar was approximately 17% weaker against the U.S. Dollar for fiscal 2009 compared to fiscal 2008, which resulted in lower sales values after translation to U.S. Dollars.

     For fiscal 2009, our foreign subsidiaries reported a net loss of $559,000, a decrease of $1,444,000 from the $885,000 net income reported in fiscal 2008. The lower tons sold and currency impacts described above contributed to the net loss, along with increased material and freight costs.

     Identifiable assets of our foreign subsidiaries as of July 31, 2009 were $9,692,000 compared to $10,857,000 as of July 31, 2008. Most of the decrease in identifiable assets was in cash and cash equivalents, accounts receivable and inventories.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements include funding working capital needs, purchasing and upgrading real estate, equipment and facilities, and investing in infrastructure and potential acquisitions. We have principally used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements. Cash and cash equivalents totaled $18,762,000, $11,839,000 and $6,848,000 at July 31, 2010, 2009 and 2008, respectively. As of July 31, 2010, there were no outstanding borrowings under our revolving credit facility with Harris N.A.

     The following table sets forth certain elements of our Consolidated Statements of Cash Flows (in thousands):

	Fiscal Year Ended
	July 31,	July 31,	July 31,
	2010	2009	2008
Net cash provided by operating activities	$26,216	$15,814	$11,341
Net cash used in investing activities	(7,890)	(2,189)	(10,890)
Net cash used in financing activities	(11,314)	(9,082)	(5,666)
Effect of exchange rate changes on cash and cash equivalents	(89)	448	(70)
Net increase (decrease) in cash and cash equivalents	$6,923	$4,991	$(5,285)

Net cash provided by operating activities

     In fiscal 2010, net cash provided by operations was $26,216,000, an increase of $10,402,000 from fiscal 2009, due primarily to changes in working capital, a decrease in other assets and an increase in other liabilities. Other assets decreased due primarily to payments received on a lease receivable and amortization of intangible assets. These decreases were partially offset by an increase in the cash surrender value of life insurance on key employees. Other liabilities increased due primarily to higher accruals for postretirement benefits, deferred compensation and reclamation costs for mining properties. The postretirement benefits are based on actuarially calculated benefit obligations. See Note 9 of the Notes to the Consolidated Financial Statements for more information regarding our employee benefit plans. Deferred compensation increased due to continued deferrals and earnings on deferred balances in excess of payout. The higher reclamation liability is the result of ongoing mining activities and acquisition of mining property during fiscal 2010.

     In fiscal 2009, net cash provided by operations was $15,814,000, an increase of $4,473,000 from fiscal 2008, due primarily to an increase in other liabilities and changes in working capital. Other liabilities increased in fiscal 2009 due to higher postretirement benefit liabilities based on actuarially calculated benefit obligations and lower pension asset values as of July 31, 2009. Deferred compensation also increased due to continued deferrals and earnings on deferred balances in excess of payouts.

     The changes in the primary components of working capital and other accounts that impacted operating cash flows for these years are as follows:

     Accounts receivable, less allowance for doubtful accounts, decreased $1,822,000 at fiscal year-end 2010 compared to fiscal year-end 2009. The decrease was due primarily to lower fiscal 2010 fourth quarter sales compared to fiscal 2009 fourth quarter sales. Accounts receivable, less allowance for doubtful accounts, decreased $2,383,000 at fiscal year-end 2009 compared to fiscal year-end 2008. The decrease was due primarily to lower fiscal 2009 fourth quarter sales, particularly during the month of July, compared to 2008 fourth quarter sales.

     Inventories were $1,772,000 lower at fiscal year-end 2010 compared to fiscal year-end 2009. Finished goods and packaging inventories were down due to lower sales requirements. Lower packaging costs also contributed to lower packaging inventories. Inventories were up $51,000 at fiscal year-end 2009 compared to fiscal year-end 2008 due to a higher finished goods inventory that offset a lower packaging inventory.

     Accounts payable increased $1,702,000 at fiscal year-end 2010 compared to fiscal year-end 2009 due primarily to higher income taxes payable. Income taxes payable increased due to current year tax accruals and increased deferred tax assets related to accrued expenses. See Note 6 of the Notes to the Consolidated Financial Statements for additional information about income taxes. Accounts payable decreased $2,187,000 at fiscal year-end 2009 compared to fiscal year-end 2008 as the result of fewer purchases due to lower sales and production levels during the fourth quarter of fiscal 2009. Changes in all periods are also subject to normal fluctuations in the timing of payments.

     Accrued expenses increased $2,496,000 at fiscal year-end 2010 compared to fiscal year-end 2009. Accrued expenses included a higher discretionary bonus accrual for fiscal 2010. Accrued freight and other accrued operating expenses increased due to timing of payments. Accrued trade promotions and advertising increased due to more marketing programs. Accrued expenses decreased $1,841,000 at fiscal year-end 2009 compared to fiscal year-end 2008. Accrued freight decreased $1,272,000 and other accrued expenses decreased $732,000 at fiscal year-end 2009 due primarily to lower sales and production levels during the fourth quarter of fiscal 2009.

Net cash used in investing activities

     Cash used in investing activities was $7,890,000 in fiscal 2010 compared to $2,189,000 in fiscal 2009. During fiscal 2010, cash provided by net dispositions of short-term investment securities was $2,148,000 compared to $13,037,000 in fiscal 2009. In fiscal 2009, the additional proceeds from disposition of short-term securities were used to fund higher debt payments and capital expenditures, including projects related to new product development at our manufacturing facilities. Capital expenditures were $15,253,000 in fiscal 2009 compared to $10,413,000 in fiscal 2010. Fiscal 2010 capital expenditures included $3,000,000 to purchase land and mineral rights near our Georgia production plant.

     Cash used in investing activities was $2,189,000 in fiscal 2009 compared to $10,890,000 in fiscal 2008. During fiscal 2009, net dispositions of short-term investment securities were $13,037,000 compared to net purchases of short-term investment securities of $2,331,000 in fiscal 2008. In fiscal 2009, proceeds from disposition of investment securities were used to fund higher requirements for capital expenditures and debt payments. In addition, during fiscal 2008 we modified our investment strategy to allocate a greater portion of our financial resources to investments versus cash. Purchases and dispositions of investment securities in both periods are also subject to variations in the timing of investment maturities. Capital expenditures were $15,253,000 during fiscal 2009 compared to $7,302,000 in fiscal 2008. Significant capital projects related to new product development at our manufacturing facilities and the purchase of land used cash in fiscal 2009. During fiscal 2008, we also used $1,300,000 to purchase strategic intangible assets in the Retail and Wholesale Products Group.

Net cash used in financing activities

     Cash used in financing activities was $11,314,000 in fiscal 2010 compared to $9,082,000 in fiscal 2009. Cash was used in fiscal 2010 primarily for purchases of treasury stock, payments of dividends and principal payments on long-term debt. In fiscal 2010, payments for purchases of treasury stock and for dividends were $5,332,000 and $308,000 higher, respectively, compared to fiscal 2009; however, payments on long-term debt were $2,380,000 lower in accordance with our debt agreements. In addition, proceeds from re-issuance of treasury stock and issuance of new Common Stock during fiscal 2010 were $695,000 higher as a result of more stock option exercises.

     Cash used in financing activities was $9,082,000 in fiscal 2009 compared to $5,666,000 in fiscal 2008. We used cash in fiscal 2009 primarily for principal payments on long-term debt, dividends and purchases of treasury stock. Payments on long-term debt were $1,500,000 higher in fiscal 2009 in accordance with our debt agreements. Cash used to purchase treasury stock was $636,000 higher in fiscal 2009. Dividends paid were $307,000 higher in fiscal 2009 due to a dividend increase. In addition, proceeds from re-issuance of treasury stock and issuance of new Common Stock during fiscal 2009 were $811,000 lower as a result of less stock option exercise activity.

Other

     Total cash and investment balances held by our foreign subsidiaries at July 31, 2010, 2009 and 2008 were $1,773,000, $1,030,000 and $1,607,000, respectively. Cash and investment balances fluctuated due to normal business operations.

     As part of the normal course of business, we guarantee certain debts and trade payables of our wholly-owned subsidiaries. These arrangements are made at the request of the subsidiaries’ creditors, as separate financial statements are not distributed for the wholly-owned subsidiaries. As of July 31, 2010, the value of these guarantees was $129,000 of lease liabilities.

     We have a $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) which will expire December 31, 2011. The credit agreement provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris. At July 31, 2010, the variable rates would have been 3.3% for the Harris’ prime-based rate or 1.6% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2010 and 2009, there were no outstanding borrowings under this credit facility and we were in compliance with its covenants.

     We believe that cash flow from operations, availability under our revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations for at least the next 12 months. We expect cash requirements for capital expenditures in fiscal 2011 to be slightly higher than capital expenditures in fiscal 2010. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

     Our capital requirements are subject to change as business conditions warrant and opportunities arise. The following tables summarize our significant contractual obligations and commercial commitments at July 31, 2010 and the effect such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less Than 1			After 5
Contractual Obligations	Total	Year	1 – 3 Years	4 – 5 Years	Years
Long-Term Debt	$18,300,000	$3,500,000	$7,400,000	$7,000,000	$400,000
Interest on Long-Term	2,969,000	1,067,000	1,431,000	459,000	12,000
Debt
Capital Leases	81,000	49,000	32,000	--	--
Operating Leases	11,103,000	1,972,000	2,813,000	1,809,000	4,509,000
Unconditional Purchase
Obligations	1,988,000	1,988,000	--	--	--
Total Contractual Cash
Obligations	$34,441,000	$8,576,000	$11,676,000	$9,268,000	$4,921,000

     The unconditional purchase obligations represent forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2011. As of July 31, 2010, the remaining purchase obligation was $1,988,000 for 360,000 MMBtu for fiscal 2011. These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

     In the third quarter of fiscal 2010, we made a contribution of $922,000 to our defined benefit pension plan. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below for certain information regarding the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total Amounts	Less Than			After 5
	Committed	1 Year	1 – 3 Years	4 – 5 Years	Years
Other Commercial
Commitments	$25,070,000	$23,044,000	$1,750,000	$276,000	$--

     The obligations above are open purchase orders primarily for packaging and other ingredients used in our products. The expected timing of payments of these obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

OFF BALANCE SHEET ARRANGEMENTS

     We do not have any unconsolidated special purpose entities. As of July 31, 2010, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management’s discussion and analysis of the financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with the generally accepted accounting principles of the United States. We review our financial reporting and disclosure practices and accounting policies annually to ensure that our financial reporting and disclosures provide accurate and transparent information relative to current economic and business environment. We believe that of our significant accounting policies stated in Note 1 of the Notes to the Consolidated Financial Statements, the policies listed below involve a higher degree of judgment and/or complexity. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include promotional programs, allowance for doubtful accounts, pension accounting and income taxes. Actual results could differ from these estimates.

     Trade Receivables. We recognize trade receivables when the risk of loss and title pass to the customer. We record for an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts and analysis of specific accounts. A customer account is determined to be uncollectible when we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We believe our allowance for doubtful accounts is reasonable; however, the unanticipated default by a customer with a material trade receivable could occur. We recorded an allowance for doubtful accounts of $572,000 and $652,000 at July 31, 2010 and 2009, respectively.

     Inventories. We value inventories at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales divisions to ensure that both historical issues and new market trends are considered. The obsolescence reserve not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at July 31, 2010 and 2009 were $449,000 and $274,000, respectively.

     Reclamation. During the normal course of our mining process we remove overburden (non-usable material) and perform on-going reclamation activities. As overburden is removed from a pit, it is hauled to a previously mined pit and used to refill older sites. This process allows us to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing the liability of the reclamation process.

     On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. As of July 31, 2010 and 2009, we have recorded an estimated net reclamation asset of $498,000 and $430,000, respectively, and a corresponding estimated reclamation liability of $996,000 and $813,000, respectively. These values represent the discounted present value of the estimated future mining reclamation costs at the production plants. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge, once again over the estimated useful lives of the mines.

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

     Impairment of goodwill, trademarks and other intangible assets. We review carrying values of goodwill, trademarks and other indefinite lived intangible assets periodically for possible impairment in accordance ASC 350, Intangibles – Goodwill and Other. Our impairment review is based on a discounted cash flow approach that requires significant judgment with respect to volume, revenue, expense growth rates and the selection of an appropriate discount rate. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the first quarter of the fiscal year and we use judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts may indicate that an asset has become impaired. Our analysis in the first quarter of fiscal 2010 did not indicate any impairment. We continue to monitor events, circumstances or changes in the business that might imply a reduction in value and might lead to impairment.

     Trade Promotions. We routinely commit to one-time or ongoing trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience with trade spending patterns and that of the industry, current trends and forecasted data. While we believe our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations. We have accrued liabilities at the end of each period for the estimated trade spending programs. We recorded liabilities of $2,303,000 and $2,033,000 for trade promotions at July 31, 2010 and 2009, respectively.

     Stock-Based Compensation. We account for stock options and restricted stock issued under our long term incentive plans in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires the determination of the fair value of stock-based compensation at the grant date and the recognition in the financial statements of the related compensation expense over the appropriate vesting period. The fair value of stock-based compensation was estimated on the grant date using the Black-Scholes Option Pricing Method. This method requires management to make certain estimates, including estimating the expected term of stock options, expected volatility of our stock and expected dividends. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. It could have a material effect on our Consolidated Financial Statements if actual results differ significantly from these estimates or different key assumptions were used. We recognized share-based compensation expense of $251,000 in fiscal 2010 and $332,000 in fiscal 2009, net of related tax effect. These amounts include expense related to stock option grants and restricted stock.

     Pension and Postretirement Benefit Costs. We calculate our pension and postretirement health benefit obligations and the related effects on results of operations using actuarial models. To measure the expense and obligations, we must make a variety of estimates including critical assumptions for the discount rate used to value certain liabilities and the expected return on plan assets set aside to fund these costs. We evaluate these critical assumptions at least annually. Other assumptions involving demographic factors, such as retirement age, mortality and turnover, are evaluated periodically and are updated to reflect actual experience. As these assumptions change from period to period, recorded pension and postretirement health benefit amounts and funding requirements could also change. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

     The discount rate is the rate assumed to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the pension benefits when due. The discount rate is subject to change each year. We refer to an applicable index and the expected duration of the benefit payments to select a discount rate at which we believe the benefits could be effectively settled. The discount rate was the single equivalent rate that would yield the same present value as the plan’s expected cashflows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve is the Citigroup Pension Liability Index. Our determination of pension expense or income is based on a market-related valuation of plan assets, which is the fair market value. Our expected rate of return on plan assets is determined based on asset allocations and historical experience. The expected long-term rate of inflation and risk premiums for the various asset categories are based on general historical returns and inflation rates. The target allocation of assets is used to develop a composite rate of return assumption. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

     Income Taxes. Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

     We determine our current and deferred taxes in accordance with ASC 740, Income Taxes. The tax effect of the expected reversal of tax differences is recorded at rates currently enacted for each jurisdiction in which we operate. To the extent that temporary differences will result in future tax benefit, we must estimate the timing of their reversal and whether taxable operating income in future periods will be sufficient to fully recognize any deferred tax assets. We maintain valuation allowances where it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the income tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings and other factors that could affect the realization of deferred tax assets. We recorded valuation allowances for income taxes of $2,909,000 and $3,222,000 at July 31, 2010 and 2009, respectively. The valuation allowance at July 31, 2010 has been established for the full amount of the deferred tax benefit related to our alternative minimum tax credit carryforwards since we believe it is more likely than not that the benefit of these credits will not be realized. See Note 6 of the Notes to the Consolidated Financial Statements for further discussion.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

     In the first quarter of fiscal 2010, we adopted guidance under ASC 825-10, Financial Instruments, which required disclosures about the fair value of financial instruments in interim financial information. We already comply with the provisions of this accounting standard for our annual reporting, therefore, the adoption of this standard had no impact on our Consolidated Financial Statements.

     In the first quarter of fiscal 2010, we adopted guidance under ASC 260-10, Earnings Per Share, which required unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and to be included in the computation of earnings per share pursuant to the two-class method. Under the provisions of this standard, our unvested restricted stock awards were considered participating securities. Upon adoption we were required to retrospectively adjust earnings per share data to conform to this standard. Accordingly, we have applied this standard for computation of earnings per share for all periods presented. The effect of the retrospective adoption of the new accounting standard on the fiscal year 2009 and 2008 reported EPS data was as follows:

	Basic Common		Basic Class B Common		Diluted
Year	As		As		As
ended	previously	As	previously	As	previously	As
July 31,	reported	restated	reported	restated	reported	restated
2009	$1.44	$1.46	$1.17	$1.09	$1.32	$1.33
2008	$1.38	$1.39	$1.11	$1.04	$1.25	$1.25

     In the second quarter of fiscal 2010, we adopted the FASB guidance under ASC 855-10, Subsequent Events. This guidance amended several definitions and removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The adoption of this guidance resulted in revised disclosures and did not have a material impact on our Consolidated Financial Statements.

     In the third quarter of fiscal 2010, we adopted the required portions of FASB guidance under ASC 820-10, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. The guidance required enhanced disclosures about valuation techniques and inputs for Level 2 and Level 3 fair value measurements. The guidance also required new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements. The adoption of this guidance required only enhanced disclosures and did not have a material impact on the Consolidated Financial Statements.

     On July 31, 2010, we adopted guidance under ASC 715-20, Compensation – Retirement Benefits, that required expanded disclosure for employers’ pension and other postretirement benefit plan assets fair value measurements, investment policies and strategies for the major categories of plan assets and significant concentrations of risk within plan assets. The adoption of this guidance required only enhanced disclosures, which we provided in Note 9 of the Notes to the Consolidated Financial Statements, and did not have a material impact on the Consolidated Financial Statements.

Recently Issued Accounting Standards

     In July 2010, the FASB issued guidance under ASC 310-10, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, that requires new disclosures to provide a greater level of disaggregated information about the credit quality of financing receivables, including credit quality indicators, past due information and modifications of financing receivables. A rollforward schedule of the allowance for credit losses for the reporting period is also required. Adoption of the guidance regarding disclosures as of the end of a reporting period may result in enhanced disclosures beginning with our Quarterly Report on Form 10-Q for the quarter ending January 31, 2011. Adoption of the guidance regarding disclosures about activity that occurs during a reporting period are effective beginning with our Quarterly Report on Form 10-Q for the quarter ending April 30, 2011. Adoption of this guidance may result in enhanced disclosures and will not have a material impact on the Consolidated Financial Statements.

     In January 2010, the FASB issued guidance under ASC 820-10, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, that requires new disclosures related to Level 3 fair value measurements. Adoption of this guidance may result in enhanced disclosures beginning with our Quarterly Report on Form 10-Q for the quarter ending October 31, 2011 and will not have a material impact on the Consolidated Financial Statements.

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

     We are exposed to market risk at it relates to the investments of plan assets under our defined benefit pension plan. The fair value of these assets is subject to change due to fluctuations in the financial markets. A lower asset value may increase our pension expense and may increase the amount and accelerate the timing of future funding contributions.

     We are exposed to regulatory risk in the fluids purification, agricultural and animal health markets, principally as a result of the risk of increasing regulation of the food chain throughout the world, but particularly in the United States and Europe. We actively monitor developments in this area, both directly and through trade organizations of which we are a member.

     We are exposed to commodity price risk with respect to fuel. We contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. As of July 31, 2010, we have purchased natural gas contracts representing approximately 18% of our planned kiln fuel needs for fiscal 2011. We estimate the weighted average cost of these natural gas contracts in fiscal 2011 to be approximately 10% lower than the contracts in fiscal 2010; however, this average will change if we continue to buy natural gas contracts. All contracts are related to the normal course of business and no contracts are entered into for speculative purposes.

     The following table provides information about our natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2011. The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on September 30, 2010.

Commodity Price Sensitivity
Natural Gas Future Contracts
For the Year Ending July 31, 2011
	Expected 2011
	Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	360,000	--
Weighted Average Price (Per MMBtu)	$5.52	--
Contract Amount ($ U.S., in thousands)	$1,988	$1,496

     Factors that could influence the fair value of the natural gas contracts, include, but are not limited to, the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, the general demand for natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world. Some of these same events have allowed us to mitigate the impact of the natural gas contracts by the continued, and in some cases expanded, use of recycled oil in our manufacturing processes. Accurate estimates of the impact that these contracts may have on our fiscal 2011 financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.

     Please also see Item 1A “Risk Factors” above for a discussion of these and other risks and uncertainties we face in our business.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	July 31,
ASSETS	2010	2009
	(in thousands of dollars)
Current Assets
Cash and cash equivalents	$18,762	$11,839
Investment in short-term securities	5,859	7,998
Accounts receivable, less allowance of $572 and $652
in 2010 and 2009, respectively	27,178	29,000
Inventories	16,023	17,795
Deferred income taxes	2,867	1,080
Prepaid repairs expense	3,993	4,345
Prepaid expenses and other assets	1,507	1,660
Total Current Assets	76,189	73,717

Property, Plant and Equipment
Buildings and leasehold improvements	24,513	24,479
Machinery and equipment	108,420	106,385
Office furniture and equipment	8,886	8,596
Vehicles	9,411	8,949
	151,230	148,409
Less accumulated depreciation and amortization	(115,115)	(109,645)
	36,115	38,764
Construction in progress	10,773	8,220
Land	15,614	12,501
Total Property, Plant and Equipment, Net	62,502	59,485

Other Assets
Goodwill	5,162	5,162
Trademarks and patents (Net of accumulated amortization
of $357 and $351 in 2010 and 2009, respectively)	617	649
Debt issuance costs (Net of accumulated amortization
of $524 and $473 in 2010 and 2009, respectively)	255	306
Licensing and non-compete agreements (Net of accumulated amortization
of $3,611 and $3,361 in 2010 and 2009, respectively)	1,127	1,378
Deferred income taxes	3,981	4,144
Other	4,149	4,420
Total Other Assets	15,291	16,059
Total Assets	$153,982	$149,261

The accompanying notes are an integral part of the Consolidated Financial Statements.

	July 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY	(in thousands of dollars)
Current Liabilities
Current maturities of notes payable	$3,500	$3,200
Accounts payable	6,482	5,304
Dividends payable	1,043	994
Accrued expenses
Salaries, wages and commissions	7,064	5,794
Trade promotions and advertising	2,313	2,073
Freight	1,504	1,073
Other	5,885	5,330
Total Current Liabilities	27,791	23,768

Noncurrent Liabilities
Notes payable	14,800	18,300
Deferred compensation	6,818	5,892
Pension and postretirement benefits	12,558	10,491
Other	1,426	1,247
Total Noncurrent Liabilities	35,602	35,930
Total Liabilities	63,393	59,698

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,639,922
shares in 2010 and 7,475,171 in 2009	764	747
Class B Stock, par value $.10 per share, issued 2,244,217
shares in 2010 and 2,240,201 in 2009	224	224
Additional paid-in capital	25,104	23,366
Restricted unearned stock compensation	(156)	(383)
Retained earnings	116,917	111,593
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	67	40
Pension and postretirement benefits	(5,310)	(4,584)
Cumulative translation adjustment	492	282
	138,102	131,285
Less treasury stock, at cost (2,558,764 Common and
324,741 Class B shares at July 31, 2010 and 2,282,521
Common and 324,741 Class B shares at July 31, 2009)	(47,513)	(41,722)
Total Stockholders’ Equity	90,589	89,563
Total Liabilities and Stockholders’ Equity	$153,982	$149,261

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2010	2009	2008
	(in thousands, except for per share data)
Net Sales	$219,050	$236,245	$232,359
Cost of Sales	(169,362)	(186,861)	(186,289)
Gross Profit	49,688	49,384	46,070
Selling, General and Administrative Expenses	(36,139)	(34,801)	(33,340)
Income from Operations	13,549	14,583	12,730
Other Income (Expense)
Interest income	126	365	1,070
Interest expense	(1,345)	(1,910)	(2,189)
Foreign exchange (losses) gains	(213)	(324)	165
Other, net	697	595	399
Total Other Expense, Net	(735)	(1,274)	(555)
Income Before Income Taxes	12,814	13,309	12,175
Income Taxes	(3,356)	(3,723)	(3,136)
Net Income	$9,458	$9,586	$9,039

Net Income Per Share
Basic Common	$1.42	$1.46	$1.39
Basic Class B Common	$1.07	$1.09	$1.04
Diluted	$1.30	$1.33	$1.25

Average Shares Outstanding
Basic Common	5,203	5,146	5,068
Basic Class B Common	1,891	1,874	1,854
Diluted	7,275	7,200	7,152

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

	Number of Shares		(in thousands of dollars)
						Restricted		Accumulated
	Common		Common	Additional		Unearned		Other	Total
	& Class B	Treasury	& Class B	Paid-In	Retained	Stock	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Compensation	Stock	Income/(Loss)	Equity
Balance, July 31, 2007	9,504,705	(2,610,967)	$950	$20,150	$100,503	$(991)	$(41,793)	$1,423	$80,242
Net Income					9,039				9,039
Cumulative Translation
Adjustments								105	105
Unrealized gain on marketable
securities			--	--	--	--	--	9	9
Unrecognized actuarial gain/loss,
prior service cost and transition
liability			--	--	--	--	--	(978)	(978)
Total Comprehensive Income									8,175
Dividends Declared			--	--	(3,463)	--	--	--	(3,463)
Purchases of Treasury Stock		(1,114)	--	--	--	--	(20)	--	(20)
Issuance of Stock Under Long-Term
Incentive Plans	127,308	25,398	13	1,171	(113)	--	407	--	1,478
Share-based Compensation			--	897	--	--	--	--	897
Amortization of Restricted Stock			--	--	--	317	--	--	317
Balance, July 31, 2008	9,632,013	(2,586,683)	$963	$22,218	$105,966	$(674)	$(41,406)	$559	$87,626
Net Income			--	--	9,586	--	--	--	9,586
Cumulative Translation
Adjustments			--	--	--	--	--	(330)	(330)
Unrealized loss on marketable
Securities			--	--	--	--	--	(28)	(28)
Unrecognized actuarial gain/loss,
prior service cost and transition
liability			--	--	--	--	--	(4,463)	(4,463)
Total Comprehensive Income									4,765
Dividends Declared			--	--	(3,759)	--	--	--	(3,759)
Purchases of Treasury Stock		(41,579)	--	--	--	--	(656)	--	(656)
Issuance of Stock Under Long-Term
Incentive Plans	83,359	21,000	8	662	(200)	--	340	--	810
Share-based Compensation			--	486	--	--	--	--	486
Amortization of Restricted Stock			--	--	--	291	--	--	291
Balance, July 31, 2009	9,715,372	(2,607,262)	$971	$23,366	$111,593	$(383)	$(41,722)	$(4,262)	$89,563
Net Income			--	--	9,458	--	--	--	9,458
Cumulative Translation
Adjustments			--	--	--	--	--	210	210
Unrealized gain on marketable
Securities			--	--	--	--	--	27	27
Unrecognized actuarial gain/loss,
prior service cost and transition
liability			--	--	--	--	--	(726)	(726)
Total Comprehensive Income									8,969
Dividends Declared			--	--	(4,041)	--	--	--	(4,041)
Purchases of Treasury Stock		(288,243)	--	--	--	--	(5,988)	--	(5,988)
Issuance of Stock Under Long-Term
Incentive Plans	168,767	12,000	17	1,319	(93)	(78)	197	--	1,362
Share-based Compensation			--	419	--	--	--	--	419
Amortization of Restricted Stock			--	--	--	305	--	--	305
Balance, July 31, 2010	9,884,139	(2,883,505)	$988	$25,104	$116,917	$(156)	$(47,513)	$(4,751)	$90,589

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2010	2009	2008
Cash Flows from Operating Activities	(in thousands of dollars)
Net Income	$9,458	$9,586	$9,039
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	7,371	7,406	7,455
Amortization of investment discounts	(9)	(119)	(692)
Non-cash stock compensation expense	340	460	902
Excess tax benefits for share-based payments	(383)	(314)	(313)
Deferred income taxes	(1,763)	(2,239)	(347)
Provision for bad debts	(62)	29	88
Loss on the sale of property, plant and equipment	45	59	221
(Increase) decrease in:
Accounts receivable	1,884	2,354	(3,538)
Inventories	1,772	(51)	(2,507)
Prepaid expenses	505	(1,135)	(555)
Other assets	466	(157)	(1,026)
Increase (decrease) in:
Accounts payable	1,702	(1,773)	1,438
Accrued expenses	2,496	(1,841)	(200)
Deferred compensation	926	394	742
Other liabilities	1,468	3,155	634
Total Adjustments	16,758	6,228	2,302
Net Cash Provided by Operating Activities	26,216	15,814	11,341

Cash Flows from Investing Activities
Capital expenditures	(10,413)	(15,253)	(7,302)
Purchase of strategic intangible assets	--	--	(1,300)
Proceeds from sale of property, plant and equipment	375	27	43
Purchases of investment in short-term securities	(21,852)	(80,963)	(95,831)
Dispositions of investment in short-term securities	24,000	94,000	93,500
Net Cash Used in Investing Activities	(7,890)	(2,189)	(10,890)

Cash Flows from Financing Activities
Principal payments on notes payable	(3,200)	(5,580)	(4,080)
Dividends paid	(3,992)	(3,684)	(3,377)
Purchase of treasury stock	(5,988)	(656)	(20)
Proceeds from issuance of treasury stock	103	140	293
Proceeds from issuance of common stock	1,258	526	1,184
Excess tax benefits for share-based payments	383	314	313
Other, net	122	(142)	21
Net Cash Used in Financing Activities	(11,314)	(9,082)	(5,666)
Effect of exchange rate changes on cash and cash equivalents	(89)	448	(70)
Net Increase (Decrease) in Cash and Cash Equivalents	6,923	4,991	(5,285)
Cash and Cash Equivalents, Beginning of Year	11,839	6,848	12,133
Cash and Cash Equivalents, End of Year	$18,762	$11,839	$6,848

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

CASH AND CASH EQUIVALENTS

     Cash equivalents are highly liquid investments with maturities of three months or less when purchased.

INVESTMENT IN SHORT-TERM SECURITIES

     The composition of investment in short-term securities as of July 31, 2010 and 2009 was as follows:

	2010	2009
	(in thousands)
U.S. Treasury securities	$4,000	$7,998
Debt securities	1,259	--
Certificates of deposit	600	--
	$5,859	$7,998

We intend and have the ability to hold these investments to maturity; therefore, these investments are reported at amortized cost on the Consolidated Balance Sheets.

TRADE RECEIVABLES

     We recognize trade receivables when the risk of loss and title pass to the customer. We record an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts and analysis of specific accounts. A customer account is determined to be uncollectible when we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We retain outside collection agencies to facilitate our collection efforts. Past due status is determined based on contractual terms and customer payment history.

CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of short-term investments and accounts receivable. We place our investments in government-backed instruments, both domestic and Canadian, and with other quality institutions. Concentrations of credit risk with respect to accounts receivable are subject to the financial condition of certain major customers, principally the customer referred to in Note 3 of the Notes to the Consolidated Financial Statements. We generally do not require collateral to secure customer receivables; however, we require letters of credit for some foreign customers or we purchase insurance to reduce our risk.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

     We value inventories at the lower of cost (first-in, first-out) or market. We recorded inventory obsolescence reserves of approximately $449,000 and $274,000 as of July 31, 2010 and 2009, respectively. The composition of inventories as of July 31, 2010 and 2009 was as follows:

	2010	2009
	(in thousands)
Finished goods	$9,834	$10,568
Packaging	3,051	3,474
Other	3,138	3,753
	$16,023	$17,795

TRANSLATION OF FOREIGN CURRENCIES

     Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

INTANGIBLES AND GOODWILL

     We amortize intangibles on a straight-line basis over periods ranging from three to 17 years. We periodically review intangibles and goodwill to assess recoverability from projected discounted cash flows of the related operating entities. Our review is based on discounted cash flow and other approaches that require significant judgment with respect to volume, revenue, expense growth rates and the selection of an appropriate discount rate. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the first quarter of the fiscal year and when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts may indicate that an asset has become impaired.

     Our estimated intangible amortization expense for the next five fiscal years is as follows (in thousands):

2011	$319
2012	$317
2013	$314
2014	$287
2015	$220

OVERBURDEN REMOVAL AND MINING COSTS

     We mine sorbent materials on property that we either own or lease as part of our overall operations. A significant part of our overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material used in a majority of our production processes. These stripping costs are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred. We defer and amortize the pre-production overburden removal costs associated with opening a new mine.

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

     On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge over the estimated useful lives of the mines.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are generally depreciated using the straight-line method over their estimated useful lives which are listed below. Major improvements and betterments are capitalized, while maintenance and repairs that do not extend the useful life of the applicable assets are expensed as incurred.

Years
Buildings and leasehold improvements	5 - 30
Machinery and equipment
Packaging	2 - 20
Processing	3 - 20
Mining and Other	3 - 15
Office furniture, computers and equipment	2 - 10
Vehicles	2 - 8

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents, investment in short-term securities, cash surrender value of life insurance policies and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2010 and 2009. The investment in short-term securities includes U.S. Treasury securities, certificates of deposit and debt securities. We intend and have the ability to hold our investment in short-term securities to maturity; therefore, these investments are reported at amortized cost, which was approximately equal to fair value.

     The fair value of notes payable was more than its carrying value by approximately $95,000 as of July 31, 2010 and by approximately $23,000 as of July 31, 2009. The fair value of notes payable was estimated based on future cash flows discounted at current interest rates available to us for debt with similar maturities and characteristics. See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding assets and liabilities recorded at fair value.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SHIPPING AND HANDLING COSTS

     Shipping and handling costs are included in cost of sales and were approximately $36,101,000, $40,465,000, and $42,567,000 for the years ended July 31, 2010, 2009 and 2008, respectively.

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

RESEARCH AND DEVELOPMENT

     Research and development costs of approximately $1,826,000, $2,099,000, and $2,497,000 were charged to expense as incurred for the years ended July 31, 2010, 2009 and 2008, respectively.

ADVERTISING COSTS

     Advertising costs include printed materials, participation in industry conventions and shows and market research. Advertising costs for print media are expensed when the advertising occurs. All other advertising costs are expensed when incurred. All advertising costs are part of selling, general and administrative expenses. Advertising expenses were approximately $2,102,000, $2,158,000, and $1,054,000 for the years ended July 31, 2010, 2009 and 2008, respectively.

PENSION AND POSTRETIREMENT BENEFIT COSTS

     We provide a defined benefit pension plan for eligible salaried and hourly employees and we make contributions to fund the plan. We also provide a postretirement health benefit plan to domestic salaried employees who qualify under the plan’s provisions. The postretirement health benefit plan is unfunded. Our pension and postretirement health benefit plans are accounted for using actuarial valuations required by ASC 715, Compensation – Retirement Benefits. The funded status of our defined pension and postretirement health benefit plans are recognized on the Consolidated Balance Sheets. Changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost are recognized within other comprehensive income, net of income tax. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

STOCK-BASED COMPENSATION

     We account for stock options and restricted stock issued under our long term incentive plans in accordance with ASC 718, Compensation – Stock Compensation. The fair value of stock-based compensation is determined at the grant date. The related compensation expense is recognized over the appropriate vesting period. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

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

     In addition to valuation allowances, we provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by ASC 740, Income Taxes. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. We recognize interest and penalties accrued related to uncertain tax positions in income tax (benefit) expense.

     U.S. income tax expense and foreign withholding taxes are provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. Where unremitted foreign earnings are indefinitely reinvested, no provision for federal or state tax expense is recorded. When circumstances change and we determine that some or all of the undistributed earnings will be remitted in the foreseeable future, a corresponding expense is accrued in the current period. See Note 6 of the Notes to the Consolidated Financial Statements for additional information about income taxes.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

     In the first quarter of fiscal 2010, we adopted guidance under ASC 825-10, Financial Instruments, which required disclosures about the fair value of financial instruments in interim financial information. We already comply with the provisions of this accounting standard for our annual reporting, therefore, the adoption of this standard had no impact on our Consolidated Financial Statements.

     In the first quarter of fiscal 2010, we adopted guidance under ASC 260-10, Earnings Per Share, which required unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and to be included in the computation of earnings per share pursuant to the two-class method. Under the provisions of this standard, our unvested restricted stock awards were considered participating securities. Upon adoption we were required to retrospectively adjust earnings per share data to conform to this standard. Accordingly, we have applied this standard for computation of earnings per share for all periods presented. The effect of the retrospective adoption of the new accounting standard on the fiscal year 2009 and 2008 reported EPS data was as follows:

	Basic Common		Basic Class B Common		Diluted
Year	As		As
ended	previously	As	previously		As previously
July 31,	reported	restated	reported	As restated	reported	As restated
2009	$1.44	$1.46	$1.17	$1.09	$1.32	$1.33
2008	$1.38	$1.39	$1.11	$1.04	$1.25	$1.25

     In the second quarter of fiscal 2010, we adopted the FASB guidance under ASC 855-10, Subsequent Events. This guidance amended several definitions and removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The adoption of this guidance resulted in revised disclosures and did not have a material impact on our Consolidated Financial Statements.

     In the third quarter of fiscal 2010, we adopted the required portions of FASB guidance under ASC 820-10, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. The guidance required enhanced disclosures about valuation techniques and inputs for Level 2 and Level 3 fair value measurements. The guidance also required new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements. The adoption of this guidance required only enhanced disclosures and did not have a material impact on the Consolidated Financial Statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     On July 31, 2010, we adopted guidance under ASC 715-20, Compensation – Retirement Benefits, that required expanded disclosure for employers’ pension and other postretirement benefit plan assets fair value measurements, investment policies and strategies for the major categories of plan assets and significant concentrations of risk within plan assets. The adoption of this guidance required only enhanced disclosures, which we provided in Note 9 of the Notes to the Consolidated Financial Statements, and did not have a material impact on the Consolidated Financial Statements.

Recently Issued Accounting Standards

     In July 2010, the FASB issued guidance under ASC 310-10, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, that requires new disclosures to provide a greater level of disaggregated information about the credit quality of financing receivables, including credit quality indicators, past due information and modifications of financing receivables. A rollforward schedule of the allowance for credit losses for the reporting period is also required. Adoption of the guidance regarding disclosures as of the end of a reporting period may result in enhanced disclosures beginning with our Quarterly Report on Form 10-Q for the quarter ending January 31, 2011. Adoption of the guidance regarding disclosures about activity that occurs during a reporting period are effective beginning with our Quarterly Report on Form 10-Q for the quarter ending April 30, 2011. Adoption of this guidance may result in enhanced disclosures and will not have a material impact on the Consolidated Financial Statements.

     In January 2010, the FASB issued guidance under ASC 820-10, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, that requires new disclosures related to Level 3 fair value measurements. Adoption of this guidance may result in enhanced disclosures beginning with our Quarterly Report on Form 10-Q for the quarter ending October 31, 2011 and will not have a material impact on the Consolidated Financial Statements.

NOTE 2 – SPECIAL CHARGES, FEES AND CHANGES IN ACCOUNTING ESTIMATES

COST OF SALES

     In fiscal 2008, we recorded an $831,000 pre-tax reduction to our cost of sales from the sale to an unaffiliated third party of emission reduction credits we held in the State of California. We do not need these credits to operate our California mining and manufacturing facility.

     The results of operations for fiscal 2010 included an increase in cost of sales of approximately $400,000 related to an overstatement of supplies inventory at one of our manufacturing facilities as of July 31, 2009. The overstatement of inventory had accumulated over a number of years and was the result of alleged theft. This increase was offset by expected insurance proceeds, which were received in the third quarter of fiscal 2010; therefore, there was no impact to net income. We have determined that the adjustment to supplies inventory was not material to fiscal 2010 or any previously reported period.

NOTE 3 – OPERATING SEGMENTS

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

NOTE 3 – OPERATING SEGMENTS (CONTINUED)

	July 31,
	Assets
	2010	2009	2008
	(in thousands)
Business to Business Products	$45,362	$42,581	$38,026
Retail and Wholesale Products	65,659	69,300	66,838
Unallocated Assets	42,961	37,380	44,124
Total Assets	$153,982	$149,261	$148,988

	Year Ended July 31,
	Net Sales			Income
	2010	2009	2008	2010	2009	2008
	(in thousands)
Business to Business Products	$77,423	$76,049	$75,048	$19,797	$14,948	$15,782
Retail and Wholesale Products	141,627	160,196	157,311	11,797	17,007	14,973
Total Sales/Operating Income	$219,050	$236,245	$232,359	31,594	31,955	30,755

Less:
Corporate Expenses				17,561	17,101	17,461
Interest Expense, Net of Interest Income				1,219	1,545	1,119
Income before Income Taxes				12,814	13,309	12,175
Income Taxes Provision				(3,356)	(3,723)	(3,136)
Net Income				$9,458	$9,586	$9,039

     The following is a summary of financial information by geographic region for the years ended July 31:

	2010	2009	2008
	(in thousands)
Sales to unaffiliated customers:
Domestic	$205,322	$222,798	$214,772
Foreign subsidiaries	$13,728	$13,447	$17,587
Sales or transfers between geographic areas:
Domestic	$4,830	$6,102	$7,050
Income (Loss) before income taxes:
Domestic	$13,318	$13,812	$10,939
Foreign subsidiaries	$(504)	$(503)	$1,236
Net Income (Loss):
Domestic	$9,977	$10,145	$8,154
Foreign subsidiaries	$(519)	$(559)	$885
Identifiable assets:
Domestic	$144,558	$139,569	$138,131
Foreign subsidiaries	$9,424	$9,692	$10,857

     Our largest customer accounted for the following percentage of consolidated net sales and net accounts receivable:

	2010	2009	2008
Net sales for the years ended July 31	20%	26%	25%
Net accounts receivable as of July 31	32%	38%	33%

NOTE 4 – NOTES PAYABLE

The composition of notes payable at July 31 is as follows:

	2010	2009
	(in thousands)
Prudential Financial
Payable in annual principal installments on April 15:
$2,000 in fiscal 2011 and $1,500 in fiscal 2012 and 2013.
Interest is payable semiannually at an annual rate of 6.55%	$5,000	$8,000

The Prudential Insurance Company of America and Prudential
Retirement Insurance and Annuity Company
Payable in annual principal installments on October 15:
$1,500 in fiscal 2011; $2,100 in fiscal 2012;
$2,300 in fiscal 2013; $3,500 in fiscal 2014;
$3,500 in fiscal 2015; and $400 in fiscal 2016.
Interest is payable semiannually at an annual rate
of 5.89%	13,300	13,500
	$18,300	$21,500

Less current maturities of notes payable	(3,500)	(3,200)

	$14,800	$18,300

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

     We have a $25,000,000 Note Purchase Agreement with Prudential Financial. This agreement includes a fixed charges ratio covenant of 1.50 to 1.00. An additional interest charge of 0.25% will be incurred for any fiscal quarter end for which the fixed charge coverage ratio is less than required amount.

     We have a $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) effective until December 31, 2011. The credit agreement with Harris provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris. As of July 31, 2010 and 2009, there were no outstanding borrowings under this credit facility. At July 31, 2010, the variable rates would have been 3.3% for the Harris’ prime-based rate or 1.6% for the LIBOR-based rate. At July 31, 2009, the variable rates would have been 3.3% for the Harris’ prime-based rate or 1.9% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth.

     On July 12, 2006, Favorite Products Company, Ltd., a wholly-owned subsidiary, entered into a credit agreement with the National Bank of Canada that is effective until July 31, 2011. At July 31, 2010, the agreement provided up to $300,000 (Canadian dollars) in committed unsecured revolving credit loans. The interest rate on any outstanding borrowings would be based on the Canadian prime rate. The agreement also contains restrictive covenants that require Favorite Products to maintain a minimum working capital ratio and a maximum debt to equity ratio. As of July 31, 2010, there were no outstanding borrowings against this agreement.

NOTE 4 – NOTES PAYABLE (CONTINUED)

     The agreements with Prudential Financial and Harris impose working capital requirements, dividend and financing limitations, minimum tangible net worth requirements and other restrictions. Our credit agreement with Harris indirectly restricts dividends by requiring us to maintain consolidated net worth, as defined, of about $56,760,000 plus 25% of cumulative quarterly earnings from January 31, 2006.

     Our debt agreements also contain provisions such that if we default on one debt agreement, the others will automatically default. If we default on any guaranteed debt with a balance greater than $1,000,000, our unsecured revolving credit agreement with Harris will be considered in default. If we default on any debt with a balance greater than $5,000,000 we will also be considered in default on the note agreement with Prudential Financial and with the promissory notes to The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.

     We were in compliance with all restrictive covenants and limitations at July 31, 2010.

     The following is a schedule by fiscal year of future maturities of notes payable as of July 31, 2010 (in thousands):

2011	$3,500
2012	3,600
2013	3,800
2014	3,500
Later years	3,900
$18,300

NOTE 5 – FAIR VALUE

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

The following table summarizes our financial assets and liabilities that were reported at fair value by level within the fair value hierarchy:

	Fair Value at July 31, 2010
	(in thousands)
	Total	Level 1	Level 2
Assets
Cash equivalents	$11,296	$11,296	$--
Marketable equity securities	70	70	--
Cash surrender value of life insurance	3,836	--	3,836

     Cash equivalents are classified as Level 1 of the fair value hierarchy because they were valued using quoted market prices in active markets. These cash instruments are primarily money market mutual funds.

NOTE 5 – FAIR VALUE (CONTINUED)

     Marketable equity securities were valued using quoted market prices in active markets and as such are classified as Level 1 in the fair value hierarchy. These securities represent stock we own in one publicly traded company and are included in other assets on the Consolidated Balance Sheets.

     Cash surrender value of life insurance is classified as Level 2. The value was determined by the underwriting insurance company’s valuation models, which take into account the passage of time, mortality tables, interest rates, cash values for paid-up additions and dividend accumulations. The cash surrender value represents the guaranteed value we would receive upon surrender of these policies held on key employees as of July 31, 2010. The cash surrender value of life insurance is included in other assets on the Consolidated Balance Sheets.

     The investment in short-term securities on the Consolidated Balance Sheets includes U.S. Treasury securities, certificates of deposit and debt securities. We intend and have the ability to hold our investment in short-term securities to maturity; therefore, these investments were reported at amortized cost on the Consolidated Balance sheets, which approximated fair value as of July 31, 2010, and these balances are excluded from the above table.

     Accounts receivable and accounts payable balances on the Consolidated Balance Sheets approximate their fair values at July 31, 2010 and 2009 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

NOTE 6 – INCOME TAXES

The provision for income tax expense at July 31 consists of the following:

	2010	2009	2008
	(in thousands)
Current
Federal	$3,529	$2,708	$2,349
Foreign	22	47	327
State	1,046	497	415
	4,597	3,252	3,091
Deferred
Federal	(939)	479	17
Foreign	(7)	9	23
State	(295)	(17)	5
	(1,241)	471	45
Total Income Tax Provision	$3,356	$3,723	$3,136

Principal reasons for variations between the statutory federal rate and the effective rates for the years ended July 31 were as follows:

	2010	2009	2008
U.S. federal income tax rate	34.0%	34.0%	34.0%
Depletion deductions allowed for mining	(9.2)	(9.5)	(10.6)
State Income tax expense, net of federal tax expense	3.9	2.4	2.3
Difference in effective tax rate of foreign subsidiaries	1.3	1.4	--
Empowerment zone credits	(1.2)	(0.3)	(0.9)
Valuation allowance release	(3.6)	--	--
Other	1.0	--	1.0
	26.2%	28.0%	25.8%

NOTE 6 – INCOME TAXES (CONTINUED)

The Consolidated Balance Sheets as of July 31 included the following tax effects of cumulative temporary differences:

	2010		2009
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Depreciation	$--	$3,708	$--	$2,469
Deferred compensation	3,006	--	2,581	--
Postretirement benefits	4,444	--	3,661	--
Allowance for doubtful accounts	245	--	260	--
Other assets	139	--	104	--
Accrued expenses	2,313	--	595	--
Tax credits	3,201	--	3,544	--
Amortization	--	194	--	129
Inventories	309	--	225	--
Depletion	--	576	--	599
Stock compensation expense	510	--	656	--
Reclamation and other	189	--	145	--
Other assets – foreign	--	121	--	128
	14,356	4,599	11,771	3,325
Valuation allowance	(2,909)	--	(3,222)	--
Total deferred taxes	$11,447	$4,599	$8,549	$3,325

     As of July 31, 2010, we had alternative minimum tax (“AMT”) credit carryforwards for federal income tax purposes of approximately $2,909,000, which can be carried forward indefinitely or until utilized. A number of factors determine whether or not we will be able to utilize the AMT credit carryforwards. We believe it is more likely than not that we will not realize a benefit from the carryforwards; therefore, a valuation allowance has been established for the full amount of the deferred tax benefit related to the AMT tax credits.

     Historically, no provision had been made for possible income taxes which may be paid on the distribution of untaxed earnings of foreign subsidiaries of approximately $5,302,000 as of July 31, 2010. No provision was required as substantially all such amounts were intended to be indefinitely invested in the subsidiaries or to be handled in such a way that no additional income taxes would be incurred when such earnings are distributed.

     During fiscal 2010, we increased our liability for unrecognized tax benefits (“UTBs”) based on tax positions related to the current and prior fiscal years. Reconciliations of the beginning and ending amount of UTBs for the years ended July 31 were as follows:

	2010	2009	2008
	(in thousands)
Gross balance – beginning of year	$200	$200	$200
Additions related to current/prior year tax positions	443	--	--
Gross balance – end of year	$643	$200	$200

     The amount of UTBs that, if recognized as of July 31, 2010, would affect our effective tax rate was $550,000. We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Our federal income tax return for the fiscal years ended July 31, 2008 and July 31, 2009 remain open for future examination. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are no material open or unsettled federal, state, local or foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years. On the basis of present information, it is reasonably possible that, within the next twelve months, total UTBs may decrease in the range of nil to $370,000 primarily as a result of the conclusion of U.S. federal and state income tax proceedings.

NOTE 6 – INCOME TAXES (CONTINUED)

     We classify interest and penalty accruals related to UTBs as income tax expense. During fiscal 2010, we recognized an immaterial amount of interest and penalties. As of July 31, 2010, we had accrued $87,000 for the payment of interest and penalties.

NOTE 7 – STOCKHOLDERS’ EQUITY

     Our authorized capital stock at July 31, 2010 and 2009 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share. There are no Class A Common Stock shares currently outstanding.

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

     Our Board of Directors has authorized in the aggregate the repurchase of 3,166,771 shares of the Company stock. As of July 31, 2010, 2,590,530 shares of Common Stock and 342,241 shares of Class B Stock have been repurchased under the Board approved repurchase authorizations and 146,545 shares of Common Stock by other transactions authorized by management prior to the adoption of the Board’s repurchase authorizations.

NOTE 8 – STOCK-BASED COMPENSATION

     We determined the fair value of stock options and restricted stock issued under our long term incentive plans as of the grant date. We recognized the related compensation expense over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service to the company.

     The fair value of the stock options was estimated on the date of the grant using a Black-Scholes option valuation model that used various assumptions. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. Expected life (estimated period of time outstanding) of a grant was determined by reference to the vesting schedule, past exercise behavior and comparison with other reporting companies. The dividend rate at the date of grant was used as the best estimate of future dividends. Expected volatility was determined by calculating the standard deviation of our stock price for the five years immediately prior to the grant date. This period of time closely resembles the expected term. All options currently outstanding have a term of 10 years. All stock options issued under our plans have an exercise price equal to the closing market price on the date of grant.

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

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

     The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and non-employee directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500. Option grants covering 25,000 shares have been issued to our outside directors with a vesting period of one year and option grants covering 32,500 shares have been issued to employees with vesting similar to the vesting described above under the 1995 Plan. In addition, 95,182 shares of restricted stock have been issued under the 2006 Plan.

     The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to directors, who are considered employees, at an option price per share of 100% of the fair market value of Common Stock on the date of grant. Stock options have been granted to our directors for a 10-year term with a one year vesting period. There are 48,250 shares outstanding and no shares are available for future grants under this plan. All shares of stock issued under the Directors’ Plan were from treasury stock.

EQUITY COMPENSATION PLAN INFORMATION AS OF JULY 31, 2010
Number of
securities
remaining
available for
	Number of		further issuance
	securities to be		under equity
	issued upon		compensation
	exercise of	Weighted-average	plans (excluding
	outstanding	exercise price of	securities reflected
	options	outstanding	in column (a))
	(in thousands)	options	(in thousands)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by
stockholders	279	$10.09	785
Equity compensation plans not approved by
stockholders	48	$8.61	--

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

     A summary of option transactions under the plans is shown below.

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at July 31, 2007	786	$8.87	4.9	$6,147
Exercised	(152)	$9.70		$1,378
Forfeited	(10)	$9.33
Options outstanding at July 31, 2008	624	$8.66	4.4	$5,345
Options vested at July 31, 2008	429	$8.68	4.3	$3,661
Options unvested at July 31, 2008	195	$8.61
Exercised	(104)	$6.39		$1,117
Forfeited	(2)	$4.92
Expired	(13)	$9.00
Options outstanding at July 31, 2009	505	$9.14	3.8	$3,363
Options vested at July 31, 2009	473	$8.74	3.6	$3,321
Options unvested at July 31, 2009	32	$15.03
Exercised	(176)	$7.75		$1,881
Expired	(2)	$11.65
Options outstanding at July 31, 2010	327	$9.87	3.2	$3,934
Options vested at July 31, 2010	317	$9.64	3.1	$3,885
Options unvested at July 31, 2010	10	$17.00

     The amount of cash received from the exercise of options during the fiscal year ended July 31, 2010 was approximately $3,242,000 and the related tax benefit was approximately $849,000. The amount of cash received from the exercise of options during the fiscal year ended July 31, 2009 was approximately $1,783,000 and the related tax benefit was approximately $302,000. The amount of cash received from the exercise of options during the fiscal year ended July 31, 2008 was approximately $2,854,000 and the related tax benefit was approximately $355,000.

	OPTIONS OUTSTANDING AND EXERCISABLE
	BY PRICE RANGE AS OF JULY 31, 2010
	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
Range of		Contractual	Weighted		Weighted
Exercise	Outstanding	Life	Average	Shares	Average
Prices	(in thousands)	(Years)	Exercise Price	(in thousands)	Exercise Price
$3.40 - $5.10	60	1.20	$4.92	60	$4.92
$5.11 - $6.80	17	0.35	$6.40	17	$6.40
$6.81 - $8.50	--	--	$--	--	$--
$8.51 - $10.20	140	3.07	$9.34	140	$9.34
$10.21 - $11.90	--	--	$--	--	$--
$11.91 - $13.60	63	4.20	$12.55	63	$12.55
$13.61 - $15.30	25	5.86	$14.82	25	$14.82
$15.31 - $17.00	22	5.93	$16.09	12	$15.37
$3.40 - $17.00	327	3.21	$9.87	317	$9.64

     A five-for-four stock split was declared by our Board on June 6, 2006, during our fiscal year 2006. In keeping with historical practices, we have adjusted the number of shares and the option prices to equitably adjust all outstanding stock options. Under ASC 718, Compensation-Stock Compensation, the equitable adjustment of outstanding options to reflect a change in capitalization (such as a stock split) may require the recognition of incremental compensation expense if the adjustment is not determined to have been required by the actual terms of the equity incentive plan. The Director’s Plan and the 1995 Plan may be deemed to have been discretionary, rather than required by the actual terms of these plans. We recognized additional stock-based compensation expense of $117,000 in fiscal 2009, which was the last year this additional expense was incurred.

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

     As of July 31, 2010, we had a total of approximately $18,000 in unamortized expense associated with all outstanding stock options. The weighted average period over which this expense is expected to be amortized is 1.3 years. As of July 31, 2009 and July 31, 2008, we had total unamortized compensation expense of approximately $47,000 and $348,000, respectively. The weighted average period over which this expense was expected to be amortized was 1.7 years and 1.2 years at July 31, 2009 and July 31, 2008, respectively.

     There were no stock options granted in fiscal years 2010, 2009 or 2008.

RESTRICTED STOCK

     Our 1995 Plan and 2006 Plan both provide for grants of restricted stock. The vesting schedule under the 1995 Plan has varied, but has been three years or less. Under the 2006 Plan, the grants issued so far have vesting periods between 2 years and five years.

     A summary of option transactions under the plans is shown below.

			Weighted
			Average
	Number of	Weighted	Remaining	Unamortized
	Shares	Average	Contractual	Expense
	(in	Grant Date	Term	(in
	thousands)	Fair Value	(Years)	thousands)
Unvested restricted stock outstanding at
July 31, 2007	76	$15.38	3.3	$991
Vested	(21)	$15.29
Unvested restricted stock outstanding at
July 31, 2008	55	$15.42	2.3	$674
Vested	(20)	$15.50
Unvested restricted stock outstanding at
July 31, 2009	35	$15.37	1.4	$383
Granted	5	$15.10
Vested	(17)	$15.37
Unvested restricted stock outstanding
at July 31, 2010	23	$15.31	0.9	$156

NOTE 9 – EMPLOYEE BENEFIT PLANS

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

     We also maintain a 401(k) savings plan under which we match a portion of employee contributions. This plan is available to essentially all domestic employees following 30 or 60 days of employment. Our contributions to this plan, and to similar plans maintained by our foreign subsidiaries, were $660,000 for each of the fiscal years ended July 31, 2010, 2009 and 2008.

NOTE 9 – EMPLOYEE BENEFIT PLANS (CONTINUED)

Obligations and Funded Status

     The following tables provide a reconciliation of changes in the plans’ benefit obligations, assets’ fair values and plans’ funded status for the fiscal years ended July 31 (in thousands):

			Postretirement Health
	Pension Benefits		Benefits
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$24,529	$19,422	$1,636	$1,352
Service cost	1,137	879	74	62
Interest cost	1,416	1,338	96	93
Actuarial loss	1,623	3,595	152	148
Benefits paid	(711)	(705)	(25)	(19)
Benefit obligation at end of year	$27,994	$24,529	$1,933	$1,636

Change in plan assets:
Fair value of plan assets, beginning of year	$15,619	$17,706	$--	$--
Actual return (loss) on plan assets	1,457	(2,209)	--	--
Employer contribution	922	827	25	19
Benefits paid	(711)	(705)	(25)	(19)
Fair value of plan assets at end of year	$17,287	$15,619	$--	$--
Funded status, end of year, recorded in
Consolidated Balance Sheets	$(10,707)	$(8,910)	$(1,933)	$(1,636)

     The accumulated benefit obligation for the pension plan was $22,912,000 as of July 31, 2010 and $20,124,000 as of July 31, 2009.

     The following table shows amounts recognized in the Consolidated Balance Sheets as of July 31 (in thousands):

			Postretirement Health
	Pension Benefits		Benefits
	2010	2009	2010	2009
Deferred income taxes	$2,993	$2,591	$262	$218
Other current liabilities	--	--	(82)	(55)
Other noncurrent liabilities	(10,707)	(8,910)	(1,851)	(1,581)
Accumulated other comprehensive income –net of tax:
Net actuarial loss	5,662	4,144	455	307
Prior service cost	66	85	--	--
Net obligation at transition	--	--	46	49
	$(1,986)	$(2,090)	$(1,170)	$(1,062)

NOTE 9 – EMPLOYEE BENEFIT PLANS (CONTINUED)

Benefit Costs and Amortizations

     The following table shows the components of the net periodic pension and postretirement health benefit costs for the fiscal years ended July 31(in thousands):

				Postretirement Health Benefit
	Pension Cost			Cost
	2010	2009	2008	2010	2009	2008
Service cost	$1,137	$879	$783	$74	$62	$64
Interest cost on projected
benefit obligations	1,416	1,338	1,153	96	93	71

Expected return on plan assets	(1,167)	(1,323)	(1,385)	--	--	--
Amortization of:
Net transition (asset)
obligation	--	--	(25)	16	16	16
Prior service costs	46	47	49	--	--	--
Other actuarial (gain) loss	230	--	(15)	21	14	3
Net periodic benefit cost	$1,662	$941	$560	$207	$185	$154

     The following table shows amounts, net of tax, that are components of other comprehensive income for the fiscal years ended July 31 (in thousands):

			Postretirement
	Pension Benefits		Health Benefits
	2010	2009	2010	2009
Net actuarial loss	$827	$4,419	$94	$92
Amortization of:
Prior service cost	(29)	(29)	--	--
Net obligation at transition	--	--	(10)	(10)
Amortization of actuarial loss	(143)	--	(13)	(9)
	$655	$4,390	$71	$73

     The following table shows amortization amounts, net of tax, expected to be recognized in fiscal 2011 in accumulated other comprehensive income (in thousands):

		Postretirement
Amortization of:	Pension Benefits	Health Benefits
Net actuarial loss	$191	$19
Prior service cost	14	--
Net obligation at transition	--	10
	$205	$29

Cash Flows

     We have funded the pension plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974 (ERISA), as amended. We contributed $922,000 and $827,000 during fiscal years 2010 and 2009, respectively. We expect to contribute approximately $920,000 in fiscal 2011.

     The postretirement health plan is an unfunded plan. Our policy is to pay insurance premiums and claims from our assets.

NOTE 9 – EMPLOYEE BENEFIT PLANS (CONTINUED)

     The following table shows the estimated future benefit payments (in thousands):

	Pension	Postretirement
	Benefits	Health Benefits
2011	$749	$82
2012	808	88
2013	877	80
2014	966	57
2015	1,000	83
2016-20	6,041	634
	$10,441	$1,024

Assumptions

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

			Postretirement Health
	Pension Benefits		Benefits
	2010	2009	2010	2009
Discount rate for net periodic benefit costs	6.00%	7.00%	6.00%	7.00%
Discount rate for year-end obligations	5.50%	6.00%	5.50%	6.00%
Rate of increase in compensation levels	4.00%	4.00%	--	--
Long-term expected rate of return on assets	7.50%	7.50%	--	--

     The discount rate for fiscal 2010 and 2009 was the single equivalent rate that would yield the same present value as the plan’s expected cashflows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve is the Citigroup Pension Liability Index.

     Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services and investment managers), and long-term inflation assumptions. Our historical actual return averaged approximately 4.9% for the 10-year period ending July 31, 2010. The actual rate of return in fiscal 2010 was approximately 10.5%. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in our pension plans

     For fiscal 2009 and 2010, the medical cost trend assumption was 9%. The graded trend rate is expected to decrease to an ultimate rate of 5% in 1% annual increments.

     The following table reflects the effect on postretirement health costs and accruals of a one-percentage point change in the assumed health care cost trend in the fiscal year ended July 31, 2010 (in thousands):

	One-Percentage Point	One-Percentage
	Increase	Point Decrease
Effect on total service and interest costs
for fiscal year ended July 31, 2010	$20	$(17)
Effect on accumulated postretirement
benefit obligation as of July 31, 2010	$227	$(219)

NOTE 9 – EMPLOYEE BENEFIT PLANS (CONTINUED)

Plan Assets

     The investment objective for the pension plan assets is to optimize long-term return at a moderate level of risk in order to secure the benefit obligations to participants at a reasonable cost. To reach this goal, our investment structure includes various asset classes, asset allocations and investment management styles that, in total, have a reasonable likelihood of producing a sufficient level of overall diversification that balances expected return with expected risk over the long-term. The plan does not invest directly in Company stock.

     We measure and monitor the plan’s investment performance and the allocation of plan assets through quarterly investment portfolio reviews. Investment performance is measured by absolute returns, returns relative to benchmark indices and any other appropriate basis of comparison. The targeted allocation percentages of plan assets is shown below for fiscal 2011 and the actual allocation as of July 31:

	Target
Asset Allocation	fiscal 2011	2010	2009
Cash and accrued income	2%	13%	4%
Fixed income	38%	32%	49%
Equity	60%	55%	47%

     The fair value of our pension plan assets at July 31, 2010 by asset class are as follows:

	Fair Value at July 31, 2010
	(in thousands)
		Quoted
		Prices in
		Active
		Markets for	Significant	Significant
		identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Class
Cash and Cash Equivalents(a)	$2,229	$1,829	$400	$--
Equity securities(b):
U.S. companies	5,651	5,539	112	--
International companies	510	510		--
Equity securities - international mutual funds:
Developed market(c)	2,426	--	2,426	--
Emerging markets(d)	403	--	403	--
Commodities(e)	540	540	--	--
Fixed Income:
U.S. Treasuries	2,999	--	2,999	--
Corporate bonds(f)	2,529	--	2,529	--
Total	$17,287	$8,418	$8,869	$--

(a)	Cash and cash equivalents consists of highly liquid investments which are traded in active markets.

(b)	This class represents equities traded on regulated exchanges.

(c)
These mutual funds seek long-term capital growth by investing at least 80% of their assets in stocks of non- U.S. companies that are primarily in developed markets, however some funds allow up to 35% to be invested in emerging markets.

(d)	These mutual funds seek long-term capital growth by investing at least 80% of their assets in stocks of companies located in Asia, excluding Japan.

NOTE 9 – EMPLOYEE BENEFIT PLANS (CONTINUED)

(e)
This class represents a fund that invests in actively traded futures contracts traded on regulated futures exchanges and is managed to track the Deutsche Bank Liquid Commodity Index – Optimum Yield Diversified Excess Return.

(f)	This class includes bonds of U.S. and non-U.S. issuers from diverse industries.

NOTE 10 – DEFERRED COMPENSATION

     The Oil-Dri Corporation of America Deferred Compensation Plan permits directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. The participants’ returns are set at our long-term cost of borrowing plus 1%. Participants have deferred $454,000 and $414,000 into these plans in fiscal years 2010 and 2009, respectively. We recorded $409,000 and $383,000 of interest expense associated with these plans in fiscal years 2010 and 2009, respectively. Payments to participants were $384,000 and $343,000 in fiscal 2010 and 2009, respectively, and the total liability recorded for deferred compensation was $6,269,000 and $5,710,000 at July 31, 2010 and 2009, respectively.

     The Oil-Dri Corporation of America Supplemental Executive Retirement Plan (“SERP”) provides certain retired participants in the Oil-Dri Corporation of America Pension Plan (“Retirement Plan”) with the amount of benefits that would have been provided under the Retirement Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”), and/or (2) the limitation on compensation for purposes of calculating benefits under the Retirement Plan imposed by Section 401(a)(17) of the Code. We recorded $103,000 and $149,000 in expense associated with this plan in the fiscal years ended July 31, 2010 and 2009, respectively. The plan is unfunded and we will fund benefits when payments are made. The total liability recorded for the SERP was $520,000 at July 31, 2010 and $417,000 at July 31, 2009.

     The Oil-Dri Corporation of America Annual Incentive Plan provides certain executives with the opportunity to receive a deferred executive bonus award if certain financial goals are met. A total of $407,000 and $316,000 were awarded for the fiscal years ended July 31, 2010 and 2009, respectively, to certain executives under the provisions of the plan. These awards will vest over a three-year vesting period and accrue interest at our long-term cost of borrowing plus 1%.

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

     The following is a schedule by year of future minimum rental requirements under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of July 31, 2010 (in thousands):

2011	$1,972
2012	1,583
2013	1,230
2014	1,447
2015	362
Later years	4,509
$11,103

NOTE 12 – LEASES (CONTINUED)

     The following schedule shows the composition of total rental expense for all operating leases, including those with terms of one month or less which were not renewed, as of the years ended July 31:

	2010	2009	2008
	(in thousands)
Vehicles and Railcars	$1,536	$1,447	$1,011
Office facilities	809	821	750
Warehouse facilities	335	256	142
Mining properties
Minimum	113	114	215
Contingent	336	328	370
Other	167	175	505
	$3,296	$3,141	$2,993

     Contingent mining royalty payments are determined based on the tons of raw clay mined.

NOTE 13 – OTHER CASH FLOW INFORMATION

     Cash payments for interest and income taxes were as follows for the years ended July 31, (in thousands):

	2010	2009	2008
Interest	$1,332	$1,502	$1,861
Income taxes	$2,608	$2,854	$2,902

NOTE 14 – DERIVATIVE INSTRUMENTS

     During the third quarter of fiscal 2010, the process was complete to unwind our two offsetting interest rate swap agreements that were entered into in 1998 with the same counterparty. While these agreements were in effect they did not qualify for hedge accounting and, accordingly, we recorded these derivative instruments and the associated assets or liabilities at their fair values with the related gains or losses recorded as other income or expense in the Consolidated Statements of Operations. We recognized additional interest expense of $11,000, $6,000 and $7,000 in fiscal years 2010, 2009 and 2008, respectively, as a result of these contracts. The notional amount of these agreements was $22,000,000 at July 31, 2009.

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of selected information for 2010 and 2009 is as follows:

	Fiscal 2010 Quarter Ended
	October 31	January 31	April 30	July 31	Total
	(in thousands except per share amounts)
Net Sales	$53,404	$54,734	$56,259	$54,653	$219,050
Gross Profit	$12,323	$12,670	$13,170	$11,525	$49,688
Net Income	$2,194	$2,262	$2,586	$2,416	$9,458
Net Income Per Share
Basic Common	$0.33	$0.34	$0.39	$0.36	$1.42
Basic Class B Common	$0.25	$0.26	$0.29	$0.28	$1.07
Diluted	$0.30	$0.31	$0.35	$0.33	$1.30
Dividends Per Share
Common	$0.1500	$0.1500	$0.1500	$0.1600	$0.6100
Class B	$0.1125	$0.1125	$0.1125	$0.1200	$0.4575
Common Stock Price Range:
High	$17.40	$16.54	$20.76	$23.53
Low	$14.05	$14.75	$15.10	$18.50

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

	Fiscal 2009 Quarter Ended
	October 31	January 31	April 30	July 31	Total
	(in thousands except per share amounts)
Net Sales	$63,128	$59,130	$58,053	$55,934	$236,245
Gross Profit	$12,376	$11,913	$13,220	$11,875	$49,384
Net Income	$2,246	$2,372	$2,416	$2,552	$9,586
Net Income Per Share (1)
Basic Common	$0.34	$0.36	$0.37	$0.39	$1.46
Basic Class B Common	$0.26	$0.27	$0.27	$0.29	$1.09
Diluted	$0.31	$0.33	$0.33	$0.35	$1.33
Dividends Per Share
Common	$0.1400	$0.1400	$0.1400	$0.1500	$0.5700
Class B	$0.1050	$0.1050	$0.1050	$0.1125	$0.4275
Common Stock Price Range:
High	$18.50	$19.00	$17.13	$19.20
Low	$10.19	$15.00	$12.85	$13.78

(1)
In fiscal 2010, we adopted guidance under ASC 260, Earnings Per Share, which required our unvested restricted stock awards to be considered participating securities and to be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, we were required to retrospectively adjust earnings per share data to conform to this standard. Accordingly, we have restated net income per share for all periods presented.

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

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2010.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our internal controls over financial reporting as of July 31, 2010 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Oil-Dri Corporation of America:

     In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Oil-Dri Corporation of America and its subsidiaries at July 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2010 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
October 12, 2010

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

ITEM 9B – OTHER INFORMATION

     None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required by this Item (except as set forth below) is contained in Oil-Dri’s Proxy Statement for its 2010 annual meeting of stockholders (“Proxy Statement”) under the captions “1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Audit Committee” and “Corporate Governance Matters” and is incorporated herein by this reference.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information required by this Item is contained in Oil-Dri’s Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is contained in Oil-Dri’s Proxy Statement under the caption “Auditor Fees” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements are contained herein.

Consolidated Balance Sheets as of July 31, 2010 and July 31, 2009.

Consolidated Statements of Operations for the fiscal years ended July 31, 2010, July 31, 2009 and July 31, 2008.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended July 31, 2010, July 31, 2009 and July 31, 2008.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2010, July 31, 2009 and July 31, 2008.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2010, July 31, 2009 and July 31, 2008.

All other schedules are omitted because they are inapplicable, not required under the instructions or the information is included in the consolidated financial statements or notes thereto.

(a)(3)	The following documents are exhibits to this Report:

Exhibit
No.	Description	SEC Document Reference
3.1	Certificate of Incorporation of Oil-Dri, as amended.	Incorporated by reference to Exhibit 4.1 to Oil-Dri’s Registration Statement on Form S-8 (Registration No. 333-57625), filed on June 24, 1998.

3.2	By-Laws of Oil-Dri Corporation of America, as Amended and Restated on December 5, 2006.	Incorporated by reference to Exhibit 3.1 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.1	Memorandum of Agreement #1450 “Fresh Step“™ dated as of March 12, 2001 between A&M Products Manufacturing Company and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit 10(s) to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on May 1, 2001.

10.2	First Amendment, dated as of December 13, 2002, to Memorandum of Agreement #1450 “Fresh Step”™ dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

Exhibit
No.	Description	SEC Document Reference
10.3	Second Amendment, dated as of October 15, 2007, to Memorandum of Agreement #1450 “Fresh Step”™ dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2008.

10.4	Exclusive Supply Agreement dated May 19, 1999 between Church & Dwight Co., Inc. and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit (10)(r) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

10.5	$25,000,000 Note Purchase Agreement dated as of April 15, 1998 between Oil-Dri and Teachers Insurance and Annuity Association of America and Cigna Investments, Inc.	Incorporated by reference to Exhibit (10)(m) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

10.6	First Amendment, dated as of January 15, 2001 to the Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit (10)(m)(5) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.

10.7	Second Amendment, dated as of July 15, 2002 to Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit 10(m)(6) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

10.8	Third Amendment, dated as of January 27, 2006 to Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.9	$15,000,000 Credit Agreement, dated January 27, 2006 among the Company, certain subsidiaries of the Company and Harris N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.10	First Amendment, dated as of December 19, 2008 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.11	$15,000,000 Note Agreement dated as of December 16, 2005 among the Company, The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 22, 2005.

10.12	First Amendment, dated as of July 12, 2006 to Note Agreement dated as of December 16, 2005.	Incorporated by reference to Exhibit 10.9 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

10.13	Description of 1987 Executive Deferred Compensation Program.*	Incorporated by reference to Exhibit (10)(f) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

10.14	Salary Continuation Agreement dated August 1, l989 between Richard M. Jaffee and Oil-Dri (“1989 Agreement”).*	Incorporated by reference to Exhibit (10)(g) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

10.15	Extension and Amendment, dated October 9, 1998, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

Exhibit
No.	Description	SEC Document Reference
10.16	Second Amendment, effective October 31, 2000, to the 1989 Agreement.*	Incorporated by reference to Exhibit 99.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 13, 2000.

10.17	Third Amendment, dated as of January 31, 2006, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 13, 2006.

10.18	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.19	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.20	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.21	Oil-Dri Corporation of America 1995 Long-Term Incentive Plan as amended and restated effective June 9, 2000.*	Incorporated by reference to Exhibit (10)(k) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.22	Supplemental Executive Retirement Plan dated April 1, 2003.*	Incorporated by reference to Exhibit (10)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.23	Oil-Dri Corporation of America Outside Director Stock Plan as amended and restated effective October 16, 1999.*	Incorporated by reference to Exhibit (10)(n) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.24	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.25	Restricted Stock Agreement, dated as of March 14, 2006, between Oil-Dri Corporation of America and Daniel S. Jaffee.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on March 20, 2006.

10.26	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.27	Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

10.28	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

Exhibit
No.	Description	SEC Document Reference
10.29	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.30	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.31	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.32	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.33	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.34	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.35	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.36	Letter Agreement, dated as of January 11, 2010, between Oil-Dri Corporation of America and Brian K. Bancroft.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on January 12, 2010.

10.37	Amendment, dated April 15, 2010, to the Letter Agreement, dated January 11, 2010, between Oil-Dri corporation of America and Brian K. Bancroft.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on April 16, 2010.

11.1	Statement re: Computation of Income per Share.	Filed herewith.

14.1	Code of Ethics	Available at Oil-Dri’s website www.oildri.com or in print upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, IL 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.

21.1	Subsidiaries of Oil-Dri.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

31.1	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oil-Dri has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

By	/s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer, Director

Dated: October 12, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Richard M. Jaffee	October 12, 2010
Richard M. Jaffee
Chairman of the Board of Directors

/s/ Daniel S. Jaffee	October 12, 2010
Daniel S. Jaffee
President and Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Andrew N. Peterson	October 12, 2010
Andrew N. Peterson
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Daniel T. Smith	October 12, 2010
Daniel T. Smith
Vice President and Controller
(Principal Accounting Officer)

/s/ J. Steven Cole	October 12, 2010
J. Steven Cole
Director

/s/ Arnold W. Donald	October 12, 2010
Arnold W. Donald
Director

/s/ Joseph C. Miller	October 12, 2010
Joseph C. Miller
Vice Chairman of the Board of Directors

/s/ Michael A. Nemeroff	October 12, 2010
Michael A. Nemeroff
Director

/s/ Allan H. Selig	October 12, 2010
Allan H. Selig
Director

/s/ Paul E. Suckow	October 12, 2010
Paul E. Suckow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31
	2010	2009	2008
	(in thousands)
Allowance for doubtful accounts:
Beginning balance	$652	$614	$569
Additions charged to expense	(61)	31	89
Deductions*	(19)	7	44
Balance at end of year	$572	$652	$614

* Net of recoveries.

Valuation reserve for income taxes:
Beginning balance	$3,222	$2,462	$1,900
Additions (Deductions) charged to expense	(313)	760	562
Balance at end of year	$2,909	$3,222	$2,462

EXHIBITS

EXHIBIT
NUMBER
11.1	Statement Re: Computation of per share earnings

21.1	Subsidiaries of Oil-Dri

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certifications by Daniel S. Jaffee, President and Chief Executive Officer, and Andrew N. Peterson, Chief Financial Officer, required by Rule 13a-14(a)

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

Note:	Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.