Form 10-Q
period 2010-10-31
OIL DRI CORP OF AMERICA
filed 2010-12-08
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended October 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.
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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2010.

Common Stock – 5,098,400 Shares and Class B Stock – 2,049,409 Shares

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those statements elsewhere in this report and other documents we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs, and our management’s assumptions.  In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls.  Words such as “expect,” “outlook,” “forecast,” “would”, “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “believe”, “may,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including those described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010, which risk factors are incorporated herein by reference.  Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

TRADEMARK NOTICE

Agsorb, Calibrin, Cat’s Pride, ConditionAde, Flo-Fre, Jonny Cat, KatKit, Oil-Dri, Pel-Unite, Perform, Poultry Guard, Pro Mound, Pure-Flo, Rapid Dry, Select and Ultra-Clear are all registered trademarks of Oil-Dri Corporation of America or of its subsidiaries.  Pro’s Choice, Saular and Verge are trademarks of Oil-Dri Corporation of America.  Fresh Step is a registered trademark of The Clorox Company.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

ASSETS	October 31, 2010	July 31, 2010

Current Assets
Cash and cash equivalents	$16,099	$18,762
Investment in short-term securities	3,854	5,859
Accounts receivable, less allowance of $609 and
$572 at October 31, 2010 and July 31, 2010, respectively	28,037	27,178
Inventories	17,296	16,023
Deferred income taxes	2,867	2,867
Prepaid repairs expense	3,781	3,993
Prepaid expenses and other assets	2,113	1,507
Total Current Assets	74,047	76,189

Property, Plant and Equipment
Cost	178,886	177,617
Less accumulated depreciation and amortization	(116,795)	(115,115)
Total Property, Plant and Equipment, Net	62,091	62,502

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization
of $364 and $357 at October 31, 2010 and July 31, 2010, respectively	609	617
Debt issuance costs, net of accumulated amortization
of $353 and $524 at October 31, 2010 and July 31, 2010, respectively	241	255
Licensing agreements and non-compete agreements, net of
accumulated amortization of $1,173 and $3,611 at October 31, 2010 and July 31, 2010, respectively	1,067	1,127
Deferred income taxes	3,948	3,981
Other	4,178	4,149
Total Other Assets	15,205	15,291

Total Assets	$151,343	$153,982

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	October 31, 2010	July 31, 2010

Current Liabilities
Current maturities of notes payable	$4,100	$3,500
Accounts payable	6,424	6,482
Dividends payable	1,061	1,043
Accrued expenses:
Salaries, wages and commissions	4,029	7,064
Trade promotions and advertising	2,453	2,313
Freight	1,517	1,504
Other	5,937	5,885
Total Current Liabilities	25,521	27,791

Noncurrent Liabilities
Notes payable	12,700	14,800
Deferred compensation	6,639	6,818
Pension and postretirement benefits	12,947	12,558
Other	1,385	1,426
Total Noncurrent Liabilities	33,671	35,602

Total Liabilities	59,192	63,393

Stockholders’ Equity
Common Stock, par value $.10 per share, issued
7,662,221 shares at October 31, 2010 and 7,639,922 shares at July 31, 2010	767	764
Class B Stock, par value $.10 per share, issued
2,374,150 shares at October 31, 2010 and 2,244,217 shares at July 31, 2010	237	224
Additional paid-in capital	28,238	25,104
Restricted unearned stock compensation	(2,911)	(156)
Retained earnings	118,198	116,917
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	63	67
Pension and postretirement benefits	(5,252)	(5,310)
Cumulative translation adjustment	517	492
	139,857	138,102
Less Treasury Stock, at cost (2,563,821 Common and 324,741
Class B shares at October 31, 2010 and 2,558,764 Common and
324,741 Class B shares at July 31, 2010)	(47,706)	(47,513)
Total Stockholders’ Equity	92,151	90,589

Total Liabilities & Stockholders’ Equity	$151,343	$153,982

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)
	For The Three Months Ended October 31,
	2010	2009

Net Sales	$56,285	$53,404
Cost of Sales	(43,077)	(41,081)
Gross Profit	13,208	12,323
Selling, General and Administrative Expenses	(9,386)	(8,971)
Income from Operations	3,822	3,352

Other Income (Expense)
Interest expense	(411)	(374)
Interest income	19	40
Other, net	50	37
Total Other Income (Expense), Net	(342)	(297)

Income Before Income Taxes	3,480	3,055
Income taxes	(961)	(861)
Net Income	2,519	2,194

Retained Earnings
Balance at beginning of year	116,917	111,593
Cash dividends declared and treasury stock issuances	(1,238)	(997)
Retained Earnings – October 31	$118,198	$112,790

Net Income Per Share
Basic Common	$0.38	$0.33
Basic Class B	$0.30	$0.25
Diluted	$0.35	$0.30

Average Shares Outstanding
Basic Common	5,086	5,193
Basic Class B	1,897	1,880
Diluted	7,123	7,248

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Three Months Ended October 31,
	2010	2009

Net Income	$2,519	$2,194

Other Comprehensive Income:
Unrealized gain (loss) on marketable securities	(5)	17
Pension and postretirement benefits	58	54
Cumulative translation adjustment	26	(13)

Total Comprehensive Income	$2,598	$2,252

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)
	For The Three Months Ended October 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2010	2009
Net Income	$2,519	$2,194
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,054	1,889
Amortization of investment discount	4	(4)
Non-cash stock compensation expense	124	86
Excess tax benefits for share-based payments	(118)	(5)
Deferred income taxes	37	33
Provision for bad debts	38	(54)
(Gain) Loss on the sale of fixed assets	(16)	1
(Increase) Decrease in:
Accounts receivable	(897)	3,486
Inventories	(1,273)	1,397
Prepaid expenses	(394)	(219)
Other assets	20	139
Increase (Decrease) in:
Accounts payable	55	(829)
Accrued expenses	(2,830)	(1,165)
Deferred compensation	(179)	209
Other liabilities	392	481
Total Adjustments	(2,983)	5,445
Net Cash (Used in) Provided by Operating Activities	(464)	7,639

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,638)	(1,327)
Proceeds from sale of property, plant and equipment	110	---
Purchases of short-term securities	(5,999)	(12,996)
Dispositions of short-term securities	8,000	12,000
Net Cash Provided by (Used in) Investing Activities	473	(2,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(1,500)	(200)
Dividends paid	(1,043)	(995)
Purchase of treasury stock	(511)	---
Proceeds from issuance of treasury stock	109	---
Proceeds from issuance of common stock	185	54
Excess tax benefits for share-based payments	118	5
Other, net	8	(4)
Net Cash Used in Financing Activities	(2,634)	(1,140)

Effect of exchange rate changes on cash and cash equivalents	(38)	13

Net (Decrease) Increase in Cash and Cash Equivalents	(2,663)	4,189
Cash and Cash Equivalents, Beginning of Year	18,762	11,839
Cash and Cash Equivalents, October 31	$16,099	$16,028

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial statements include the accounts of the parent company and its subsidiaries.  All significant intercompany transactions are eliminated.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.  Operating results for the three months ended October 31, 2010 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2011.

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

As part of our overall operations, we mine sorbent materials on property that we either own or lease.  A significant part of our overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of our production processes.  These stripping costs are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred.  We defer as prepaid expense and amortize the pre-production overburden removal costs associated with opening a new mine.

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

2. THREE MONTHS ENDED OCTOBER 31, 2009 RESULTS OF OPERATIONS

The results of operations for the three months ending October 31, 2009 included an increase in cost of sales of approximately $400,000 related to an overstatement of supplies inventory at one of our manufacturing facilities as of July 31, 2009.  The overstatement of inventory had accumulated over a number of years and was the result of alleged theft.  This increase was offset by expected insurance proceeds, which were received in the third quarter of fiscal 2010; therefore, there was no impact to net income for the fiscal year ended July 31, 2010.  We have determined that the adjustment to supplies inventory was not material to the first three months of fiscal 2010 or any previously reported period.

3. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

No new accounting standards were adopted for the quarter ended October 31, 2010.

Recently Issued Accounting Standards

In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance under Accounting Standards Codification (“ASC”) 310-10, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, that requires new disclosures to provide a greater level of disaggregated information about the credit quality of financing receivables, including credit quality indicators, past due information and modifications of financing receivables.  A rollforward schedule of the allowance for credit losses for the reporting period is also required.  Adoption of the guidance regarding disclosures as of the end of a reporting period may result in enhanced disclosures beginning with our Quarterly Report on Form 10-Q for the quarter ending January 31, 2011.  Adoption of the guidance regarding disclosures about activity that occurs during a reporting period are effective beginning with our Quarterly Report on Form 10-Q for the quarter ending April 30, 2011.  Adoption of this guidance may result in enhanced disclosures and will not have a material impact on the Consolidated Financial Statements.

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

4. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	October 31,	July 31,
	2010	2010
Finished goods	$10,690	$9,834
Packaging	3,404	3,051
Other	3,202	3,138
	$17,296	$16,023

Inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs.  We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary.  The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered.  The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date.  The inventory obsolescence reserve values at October 31, 2010 and July 31, 2010 were $398,000 and $449,000, respectively.

5. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The inputs used to measure fair value are prioritized into one of three categories based on the lowest level of input that is significant to the fair value measurement.  The categories in the hierarchy are:

Level 1:	Financial assets and liabilities whose values are based on quoted market prices in active markets for identical assets or liabilities.
Level 2:	Financial assets and liabilities whose values are based on:
1) Quoted prices for similar assets or liabilities in active markets.
2) Quoted prices for identical or similar assets or liabilities in markets that are not active
3) Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.
Level 3:	Financial assets and liabilities whose values are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect estimates of the assumptions that market participants would use in valuing the financial assets and liabilities.

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at October 31, 2010 (in thousands)
	Total	Level 1	Level 2
Assets
Cash equivalents	$8,651	$8,651	$--
Marketable equity securities	66	66	--
Cash surrender value of life insurance	3,877	--	3,877

Cash equivalents are classified as Level 1 of the fair value hierarchy because they were valued using quoted market prices in active markets.  These cash instruments are primarily money market mutual funds.

Marketable equity securities were valued using quoted market prices in active markets and as such are classified as Level 1 in the fair value hierarchy.  These securities represent stock we own in one publicly traded company and are included in other assets on the condensed Consolidated Balance Sheets.

Cash surrender value of life insurance is classified as Level 2.  The value was determined by the underwriting insurance company’s valuation models, which take into account the passage of time, mortality tables, interest rates, cash values for paid-up additions and dividend accumulations.  The cash surrender value represents the guaranteed value we would receive upon surrender of these policies held on key employees as of October 31, 2010.  The cash surrender value of life insurance is included in other assets on the condensed Consolidated Balance Sheets.

The investment in short-term securities on the Consolidated Balance Sheets includes U.S. Treasury securities, certificates of deposit and debt securities.  We have the ability to hold our investment in short-term securities to maturity and intend to do so; therefore, these investments were reported at amortized cost on the Consolidated Balance sheets, which approximated fair value as of October 31, 2010, and these balances are excluded from the above table.

Accounts receivable and accounts payable balances on the Consolidated Balance Sheets approximate their fair values at October 31, 2010 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

The carrying values of notes payable approximated their fair values at October 31, 2010 and are not included in the above table.  The estimated fair value of long-term debt, including current maturities, was approximately $17,180,000 as of October 31, 2010.

We apply fair value techniques on a non-recurring basis associated with: (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets.

6. PENSION AND OTHER POST RETIREMENT BENEFITS

The components of net periodic pension benefits cost of our sponsored defined benefit plans were as follows:

	PENSION PLANS (in thousands) Three Months Ended

	October 31, 2010	October 31, 2009
Components of net periodic pension benefit cost:
Service cost	$285	$268
Interest cost	375	456
Expected return on plan assets	(318)	(366)
Net amortization	83	78
	$425	$436

We have funded the plan based upon actuarially determined contributions that take into account the normal cost and the minimum and maximum contribution requirements of various regulations.  We did not make a contribution to our pension plan during the first quarter ended October 31, 2010.  We intend to make a contribution to the pension plan during the current fiscal year approximately equal to the annual actuarial determined cost.  We currently estimate this amount to be approximately $920,000.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

The components of the net periodic postretirement health benefit cost were as follows:

	POST RETIREMENT HEALTH BENEFITS
	Three Months Ended
	October 31, 2010	October 31, 2009
Components of net periodic postretirement benefit cost	(in thousands)
Service cost	$20	$21
Interest cost	27	32
Amortization of net transition obligation	4	4
Net actuarial loss	7	5
	$58	$62

Our plan covering postretirement health benefits is an unfunded plan.

Assumptions used in the previous calculations were as follows:

	PENSION PLAN		POST RETIREMENT HEALTH BENEFITS
	For three months ended:
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009
Discount rate for net periodic benefit cost	6.00%	6.00%	6.00%	6.00%
Rate of increase in compensation levels	4.00%	4.00%	--	--
Long-term expected rate of return on assets	7.50%	7.50%	--	--
Measurement date	7/31/2010	7/31/2009	7/31/2010	7/31/2009
Census date	8/1/2009	8/1/2008	8/1/2009	8/1/2008

The medical cost trend assumption for postretirement health benefits was a graded rate starting at 9% and decreasing to an ultimate rate of 5% in 1% annual increments.

7.	SEGMENT REPORTING

We have two operating segments:  Retail and Wholesale Products and Business to Business Products.  These segments are managed separately because each business has different customer characteristics.  Net sales and operating income for each segment are provided below.  As the result of a change in management organization in fiscal 2011, our sports field products are now included in the Retail and Wholesale Products Group.  Prior year segment net sales and operating income have also been restated to reflect this change.  The organization change was intended to better serve our customers and the segment information presented reflects the information regularly reviewed by our chief operating decision maker.

Revenues by product line are not provided because it would be impracticable to do so.  The accounting policies of the segments are the same as those described in Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 filed with the SEC.

We do not rely on any operating segment asset allocations and we do not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations below for those assets for which we can reasonably determine.  The unallocated asset category is the remainder of our total assets.  The asset allocation is estimated and is not a measure used by our chief operating decision maker about allocating resources to the operating segments or in assessing their performance.  The corporate expenses line includes certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as research and development, information systems, finance, legal, human resources and customer service.  Corporate expenses also include the estimated annual incentive plan bonus accrual.

	Assets
	October 31,	July 31,
	2010	2010

	(in thousands)
Business to Business Products	$42,493	$41,773
Retail and Wholesale Products	70,088	69,248
Unallocated Assets	38,762	42,961
Total Assets	$151,343	$153,982

	Three Months Ended October 31,
	Net Sales		Operating Income
	2010	2009	2010	2009
	( in thousands)
Business to Business Products	$19,045	$16,777	$5,288	$4,621
Retail and Wholesale Products	37,240	36,627	3,066	3,104
Total	$56,285	$53,404	8,354	7,725
Less:
Corporate Expenses			4,482	4,336
Interest Expense, net of Interest Income			392	334
Income before Income Taxes			3,480	3,055
Income Taxes			(961)	(861)
Net Income			$2,519	$2,194

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

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards.  Our employees and non-employee directors are eligible to receive grants under the 2006 Plan.  The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500.  Option grants covering 25,000 shares have been issued to our outside directors with a vesting period of one year and option grants covering 32,500 shares have been issued to employees with vesting similar to the vesting described above under the 1995 Plan.  In addition, 227,115 restricted shares have been issued under the 2006 Plan.

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to our directors, who are considered employees, at an option price per share of 100% of the fair market value of Common Stock on the date of grant.  Stock options have been granted to our directors for a 10-year term with a one year vesting period.  There are 31,250 stock options outstanding as of October 31, 2010 and no stock options are available for future grants under this plan.  All stock issued under this plan were from treasury stock.

No stock options were granted in the first three months of fiscal years 2011 or 2010.

Changes in our stock options during the first three months of fiscal 2011 were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, July 31, 2010	327	$9.87	3.2	$3,934
Exercised	(39)	$7.47		$528
Options outstanding, October 31, 2010	288	$10.20	3.2	$3,399
Options exercisable, October 31, 2010	278	$9.95	3.1	$3,349

The amount of cash received from the exercise of stock options during the first quarter of fiscal 2011 was $294,000 and the related tax benefit was $154,000.  The amount of cash received from the exercise of stock options during the first quarter of fiscal 2010 was $54,000 and the related tax benefit was $6,000.

Restricted Stock

Our 1995 Plan and 2006 Plan both provide for grants of restricted stock.  The vesting schedule under the 1995 Plan has varied, but has generally been three years or less.  Grants issued under the 2006 Plan to date have vesting periods between two and five years.

Under the 2006 Plan, 129,933 restricted shares of Class B Stock and 2,000 restricted shares of Common Stock were granted in the first three months of fiscal 2011.  In the first three months of fiscal 2010, 5,182 restricted shares of Class B Stock were granted.

Included in our stock-based compensation expense in the first quarter of fiscal years 2011 and 2010 was $121,000 and $73,000, respectively, related to unvested restricted stock.

Changes in our restricted stock outstanding during the first three months of fiscal 2011 were as follows:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock at July 31, 2010	23	$15.31
Granted	132	$21.81
Unvested restricted stock at October 31, 2010	155	$20.85

9. SUBSEQUENT EVENT

On November 12, 2010, we sold at aggregate face value $18,500,000 in senior promissory notes (“Notes”) to The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota pursuant to a Note Agreement dated November 12, 2010 (the “Note Agreement”).  The Notes bear interest at 3.96% per annum and mature on August 1, 2020.  The proceeds of the sale may be used to fund future principal payments of our debt, acquisitions, stock repurchases, capital expenditures and for working capital purposes.  The Note Agreement contains certain covenants that restrict our ability and the ability of certain of our subsidiaries to, among other things, (i) incur liens, (ii) incur indebtedness, (iii) merge or consolidate, (iv) sell assets, (v) sell stock of those certain subsidiaries, (vi) engage in business that would change the general nature of the business we are engaged in, and (vii) enter into transactions other than on “arm’s length” terms with affiliates.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2010.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

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

As the result of a change in management organization in fiscal 2011, our sports field products are now included in the Retail and Wholesale Products Group.  Prior year segment net sales and operating income have been restated to reflect this change.  The organization change was intended to better serve our customers and the segment information presented reflects the information regularly reviewed by our chief operating decision maker.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2010 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2009

Consolidated net sales for the three months ended October 31, 2010 were $56,285,000, an increase of 5% from net sales of $53,404,000 for the three months ended October 31, 2009.  Net income for the first quarter of fiscal 2011 was $2,519,000, an increase of 15% from net income of $2,194,000 in the first quarter of fiscal 2010.  Diluted net income per share for the first quarter of fiscal 2011 was $0.35 compared to $0.30 for the first quarter of fiscal 2010.

Consolidated net income for the first quarter of fiscal 2011 was positively affected by an increased proportion of sales from products with a higher net selling price and by a lower cost for fuel used in our manufacturing processes.  These positive impacts on net income more than offset a decline in total tons sold, higher costs for freight, materials and packaging and higher selling, general and administrative expenses.  The change in selling, general and administrative expenses is described in the operating segments and consolidated results discussions below.  Freight costs increased due to higher diesel fuel prices.  Materials costs increased due to higher non-energy manufacturing costs, as discussed in the consolidated results below, which were partially offset by the benefit of lower energy-related costs in our mining and manufacturing processes.  Packaging costs increased due to fluctuations in the resin and paper markets.  The Business to Business Products Group’s segment operating income improved due to a greater proportion of sales from products with a higher net selling price and due to increased tons sold, which outweighed the impact of higher costs.  The Retail and Wholesale Products Group’s segment operating income decreased slightly due to fewer tons sold, higher costs and weak performance of our foreign subsidiaries.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first quarter of fiscal 2011 were $19,045,000, an increase of $2,268,000, or 14%, from net sales of $16,777,000 in the first quarter of fiscal 2010.  The Group benefited from a greater proportion of sales from products with a higher net selling price, along with a 4% increase in tons sold.  Net sales of fluid purification and agricultural chemical carrier products increased, while net sales of animal health and nutrition products and co-packaged cat litter decreased.  Net sales of fluid purification products increased 19% with 17% more tons sold in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  Sales to new customers and increased sales to existing customers contributed to the higher net sales.  Sales in some export markets improved in part due to a weaker U.S. dollar relative to certain foreign currencies, which made our products more competitive in the global marketplace.  This year’s soybean crop also requires more clay to bleach impurities during oil processing compared to the prior year’s crop.  Net sales of agricultural chemical carrier products increased 59% with 49% more tons sold.  The higher net sales in the first quarter of fiscal 2011 reflected a return to more historical levels of tons sold.  Sales were exceptionally low in the first quarter of fiscal 2010 as high customer inventory levels contributed to lower demand for our products.  Agricultural chemical carrier sales also benefited from a greater proportion of sales from higher priced products.  Animal health and nutrition products net sales decreased 12% compared to the first quarter of fiscal 2010.  Sales of our enterosorbent animal health products declined due primarily to the loss of a customer.  Our co-packaged traditional coarse cat litter net sales decreased 1% due to the continued decline of the coarse cat litter market as a whole.

The Business to Business Products Group’s segment operating income for the first quarter of fiscal 2011 was $5,288,000, an increase of $667,000, or 14%, from operating income of $4,621,000 in the first quarter of fiscal 2010.  This increase was driven by the higher sales described above that were partially offset by higher costs.  Combined freight, materials and packaging costs increased approximately 16%.  Freight costs increased approximately 23% due primarily to higher diesel fuel prices and increased export sales.  Material costs increased approximately 15% as higher non-fuel manufacturing costs more than offset the lower cost of fuel used in manufacturing.  See the discussion of manufacturing costs under Consolidated Results below.  Packaging costs also increased 3% due to fluctuations in the price of paper and resin.  Selling, general and administrative expenses for the Group were up 8% compared to the first quarter of fiscal 2010 due primarily to increased advertising and travel to promote our animal health and nutrition products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first quarter of fiscal 2011 were $37,240,000, an increase of $613,000, or 2%, from net sales of $36,627,000 in the first quarter of fiscal 2010.  The increase in net sales was driven by higher sales of cat litter and industrial absorbents.  These increases outweighed a decrease in sales by our foreign subsidiaries as described under Foreign Operations below.  Cat litter net sales were up approximately 5% due to a greater proportion of sales from products with a higher net selling price and lower trade spending for product promotion, which is deducted from net sales.  Net sales of branded cat litter increased approximately 12% due to 6% more tons sold and lower trade spending.  Wal-Mart Stores, Inc. (“Wal-Mart”) began to carry a reduced number of cat litter brands in the first quarter of fiscal 2010.  During the third quarter of fiscal 2010, Wal-Mart reinstated our branded scoopable litter in a limited number of stores; however, the new store count remains materially reduced from the store count at the end of fiscal 2009.  Sales to Wal-Mart for the first quarter of fiscal 2011 were higher than for the first quarter of fiscal 2010, but remain lower than historical periods.  Our branded cat litter net sales also increased at customers other than Wal-Mart.  Partially offsetting the increase in branded cat litter sales was a 1% decrease in net sales of private label cat litter.  Industrial absorbents net sales increased 4% compared to the first quarter of fiscal 2010 due primarily to increased demand from industrial distributors.

The Retail and Wholesale Products Group’s segment operating income for the first quarter of fiscal 2011 was $3,066,000, a decrease of $38,000, or 1%, from operating income of $3,104,000 in the first quarter of fiscal 2010.  The Group’s combined freight, materials and packaging costs increased approximately 6% from the first quarter of fiscal 2010.  Freight costs increased approximately 6% due primarily to higher diesel fuel prices.  Material costs increased approximately 6% as higher non-fuel manufacturing costs more than offset the lower cost of fuel used in manufacturing.  See the discussion of manufacturing costs under Consolidated Results below.  Packaging costs also increased approximately 5% due to fluctuations in the price of paper and resin.  Selling, general and administrative expenses for the Group were 3% higher compared to the first quarter of fiscal 2010 due primarily to higher costs for new product market research, which were partially offset by reduced bad debt expense.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the first quarter of fiscal 2011 was 23%, the same as in the first quarter of fiscal 2010.  Gross profit was positively impacted by an increased proportion of sales from products with a higher net selling price and by a lower cost of fuel used in our manufacturing processes that prevailed over higher costs for packaging, freight and materials.  The cost of fuel was 9% lower in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  We use natural gas, fuel oil and coal in the manufacturing process to operate kilns that dry our clay.  As described in Item 3. Quantitative and Qualitative Disclosures About Market Risk below, we have contracted for a portion of our planned fuel needs for fiscal 2011.  Gross profit for the first quarter of fiscal 2011 was negatively impacted by a 6% increase in non-fuel manufacturing cost per ton produced, which includes depreciation and amortization.  This cost increase was driven primarily by increased manufacturing of products that required purchased additives, fragrances and other materials.  Labor and benefits costs also increased compared to the prior year.

Selling, general and administrative expenses as a percentage of net sales for the first quarter of fiscal 2011 were 17%, the same as for the first quarter of fiscal 2010.  The discussions of the Groups’ operating income above describe the fluctuation in the selling, general and administrative expenses that were allocated to the operating segments.  The remaining unallocated corporate expenses in the first quarter of fiscal 2011 included a lower quarterly estimated annual incentive plan bonus accrual.  The quarter’s incentive bonus expense was based on performance targets that are established for each fiscal year.

Interest expense was $37,000 higher for the first quarter of fiscal 2011 compared to the same period in fiscal 2010.  Interest expense increased due to the discontinued capitalization of interest for a new product-related capital project.  This increase was partially offset by a reduction in interest expense due to continued debt reduction.  Interest income was $21,000 lower in the first quarter of fiscal 2011 due to lower average investment balances and a lower average interest rate.

Our effective tax rate was 28% of pre-tax income in the first quarter of fiscal 2011, compared to the 26% effective tax rate for the full year of fiscal 2010.  The effective tax rate for fiscal 2011 is based on the projected composition and level of our taxable income for the year.  The tax rate in fiscal 2010 reflected the utilization of prior period Alternative Minimum Tax credits.

Total assets decreased $2,639,000, or 2%, during the first three months of fiscal 2011.  Current assets decreased $2,142,000, or 3%, from fiscal 2010 year end balances due primarily to lower cash and cash equivalents and investment in short-term securities.  These decreases were partially offset by increases in inventories, accounts receivable and prepaid expenses.  The changes in current assets are described below in Liquidity and Capital Resources.  Property, plant and equipment, net of accumulated depreciation, decreased $411,000 during the first three months of fiscal 2011 due to depreciation expense in excess of additions.  Additions were primarily for replacement of machinery and other capital projects at our manufacturing facilities.  Other noncurrent assets decreased $86,000 from fiscal 2010 year end balances due to amortization of certain other assets and lower deferred income taxes.  These decreases were partially offset by increased cash surrender value of life insurance on key employees.

Total liabilities decreased $4,201,000 during the first three months of fiscal 2011.  Current liabilities decreased $2,270,000, or 8%, from fiscal 2010 year end balances due primarily to decreased accrued salaries that was partially offset by increased current maturities of notes payable and accrued trade promotions  Current maturities of notes payable increased as the amount reclassified from noncurrent liabilities was greater than debt payments.  The changes in current liabilities are described below in Liquidity and Capital Resources.  Noncurrent liabilities decreased $1,931,000, or 5%, from fiscal 2010 year end balances due to the reclassification of notes payable and deferred compensation from noncurrent to current.  These decreases were partially offset by higher accruals for pension and postretirement benefits based on the most recent actuarial estimates.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first three months of fiscal 2011 were $3,049,000, a decrease of 20% from net sales of $3,817,000 during the first three months of fiscal 2010.  Net sales by our foreign subsidiaries represented 5% of our consolidated net sales during the first three months of fiscal 2011, compared to 7% during the first three months of fiscal 2010.  Net sales declined 15% for our Canadian subsidiary and 38% for our United Kingdom subsidiary.  Cat litter sales were lower for our Canadian subsidiary due to the loss of a customer and lower sales to existing customers.  The impact of this sales decline was lessened by the relative strength of the Canadian Dollar compared to the U.S. Dollar.  The Canadian Dollar was about 4% stronger on average against the U.S. Dollar for the first three months of fiscal 2011 compared to the first three months of fiscal 2010, which resulted in higher sales values after translation to U.S. Dollars.  Net sales of industrial absorbents by our United Kingdom subsidiary declined due primarily to continued weakness in industrial markets and unfavorable currency translation fluctuations.  The British Pound was about 4% weaker on average against the U.S. Dollar for the first three months of fiscal 2011 compared to the first three months of fiscal 2010, which resulted in lower sales values after translation to U.S. Dollars.

For the first three months of fiscal 2011, our foreign subsidiaries reported a net loss of $205,000, compared to net income of $302,000 in the first three months of fiscal 2010.  The decrease in the net income was due to the lower sales described above and higher costs for repairs and labor.

Identifiable assets of our foreign subsidiaries as of October 31, 2010 were $9,283,000 compared to $9,610,000 as of October 31, 2009.  The decrease is primarily due to the sale of a building in our United Kingdom subsidiary and lower investment in short-term securities and inventories, partially offset by higher cash and cash equivalent balances.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, the purchasing and upgrading of real estate, equipment and facilities, funding new product development and investing in infrastructure and potential acquisitions.  We principally have used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements.  Cash and cash equivalents decreased $2,663,000 during the first three months of fiscal 2011 to $16,099,000 at October 31, 2010.

The following table sets forth certain elements of our unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	October 31, 2010	October 31, 2009
Net cash (used in) provided by operating activities	$(464)	$7,639
Net cash provided by (used in) investing activities	473	(2,323)
Net cash used in financing activities	(2,634)	(1,140)
Effect of exchange rate changes on cash and cash equivalents	(38)	13
Net (decrease) increase in cash and cash equivalents	$(2,663)	$4,189

Net cash (used in) provided by operating activities

Net cash used in operations was $464,000 for the first three months of fiscal 2011, compared to net cash provided by operations of $7,639,000 for the first three months of fiscal 2010.  The change was due primarily to working capital fluctuations.  For the first three months of fiscal years 2011 and 2010, the primary components of working capital that impacted operating cash flows were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $859,000 in the first three months of fiscal 2011.  Net sales in the first quarter of fiscal 2011 were more than net sales in the fourth quarter of fiscal 2010.  Accounts receivable, less allowance for doubtful accounts, decreased $3,431,000 in the first three months of fiscal 2010 due to lower sales in the first quarter of fiscal 2010 compared to sales in the fourth quarter of fiscal 2009.  The change in both periods is also subject to timing of sales and collections and the payment terms provided to various customers.

Inventories increased $1,273,000 in the first three months of fiscal 2011 compared to a decrease of $1,397,000 in the same period in fiscal 2010.  Finished goods and packaging inventories increased in the first three months of fiscal 2011 to meet the requirements of higher sales and due to higher costs.  Conversely, these inventories decreased in the first three months of fiscal 2010 primarily due to lower sales requirements and lower costs.  Supplies inventories decreased in the first quarter of fiscal 2010 due to the adjustment of an overstatement described in Note 2 to the consolidated financial statements.

Prepaid expenses increased $394,000 in the first three months of fiscal 2011 and increased $219,000 in the first three months of fiscal 2010.  The timing of insurance premium payments resulted in an increase in prepaid expenses in both years, partially offset by a decrease in prepaid repair expense.

Other assets decreased $20,000 in the first three months of fiscal 2011 and decreased $139,000 in the first three months of fiscal 2010.  The decrease in the first three months of fiscal 2010 included the reclassification of the current portion of a lease receivable.

Accounts payable increased $55,000 in the first three months of fiscal 2011 compared to a decrease of $829,000 in the same period in fiscal 2010.  The increase in fiscal 2011 was due to higher trade payables partially offset by a lower income tax accrual.  The decrease in fiscal 2010 reflected fewer purchases due to lower production levels and costs.  Both years were subject to normal fluctuations in the timing of payments.

Accrued expenses decreased $2,830,000 in the first three months of fiscal 2011 compared to a decrease of $1,165,000 in the first three months of fiscal 2010.  Accrued salaries included the discretionary bonus accrual, which in both years decreased by the payout of the prior fiscal year’s bonus accrual and increased by the current fiscal year’s first three month bonus accrual.  The bonus paid out in fiscal 2011 was greater than the bonus paid out in fiscal 2010.  The accrual for trade promotions fluctuated due to the timing and level of promotional activities.  Accrued freight varied in both years due to the timing of payments and shipments at quarter-end.  Other accrued expenses included real estate taxes, which also varied due to the timing of payments.

Deferred compensation decreased $179,000 in the first three months of fiscal 2011 compared to an increase of $209,000 in the first three months of fiscal 2010.  The first payout of an executive deferred bonus award under our annual incentive plan occurred in the first quarter of fiscal 2011.  In the first quarter of fiscal 2010, employee deferrals and interest on accumulated deferred compensation balances exceeded payouts.

Other liabilities increased $392,000 in the first three months of fiscal 2011 compared to an increase of $481,000 in the same period of fiscal 2010.  Both years’ increases were due primarily to additional accruals for employee postretirement benefits.

Net cash provided by (used in) investing activities

Cash provided by investing activities was $473,000 in the first three months of fiscal 2011 compared to cash used in investing activities of $2,323,000 in the first three months of fiscal 2010.  In the first three months of fiscal 2011, $2,001,000 net cash was provided by dispositions of investment securities, compared to the first three months of fiscal 2010 when $996,000 net cash was used to purchase investment securities.  In the first quarter of fiscal 2011, cash from dispositions was used to fund larger payments on long-term debt, bonus payouts and capital expenditures compared to the first quarter of fiscal 2010.  Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities.  Cash used for capital expenditures was $1,638,000 in the first three months of fiscal 2011 compared to $1,327,000 in the same period in fiscal 2010.

Net cash used in financing activities

Cash used in financing activities was $2,634,000 in the first three months of fiscal 2011 compared to $1,140,000 in the first three months of fiscal 2010.  Cash used for payment of long-term debt in the first three months of fiscal 2011 was $1,300,000 more than in the first three months of fiscal 2010.  Cash used for dividend payments was $48,000 higher in the first quarter of fiscal 2011 due to a dividend increase.  In addition, cash used to purchase treasury stock was $511,000 in the first quarter of fiscal 2011, while no purchases were made in the same period of fiscal 2010.  Conversely, cash provided by issuance of Common Stock and treasury stock in connection with stock option exercises was $240,000 higher in the first three months of fiscal 2011 than in the first three months of fiscal 2010.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,858,000 at October 31, 2010 were higher than the October 31, 2009 balances of $1,423,000 due to changes in working capital.  Accounts receivable and inventories were lower and accounts payable was higher at October 31, 2010 compared to October 31, 2009.

As part of our normal course of business, we guarantee certain debts and trade payables of our wholly owned subsidiaries.  These arrangements are made at the request of the subsidiaries’ creditors because separate financial statements are not distributed for the wholly owned subsidiaries.  As of October 31, 2010, the value of these guarantees was $64,000 of lease liabilities.

We have a $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) which will expire December 31, 2011.  The credit agreement provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris.  At October 31, 2010, the variable rates would have been 3.25% for Harris’ prime-based rate or 1.27% for LIBOR-based rate.  The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to dispose of assets.  The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth.  As of October 31, 2010 and 2009, no borrowings were outstanding under this credit facility and we were in compliance with its covenants.

On November 12, 2010, we sold at aggregate face value $18,500,000 in senior promissory notes to The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota pursuant to a Note Agreement dated November 12, 2010.  See Note 9 of the notes to the unaudited condensed consolidated financial statements for more information.

As of October 31, 2010, we had remaining authority to repurchase 209,943 shares of common stock under a repurchase plan approved by the Board of Directors.  These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions and the timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility, proceeds from our sale of senior promissory notes and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures and debt service obligations for at least the next 12 months.  We currently expect cash requirements for capital expenditures in fiscal 2011 to be slightly higher than capital expenditures in fiscal 2010.  Our capital requirements are subject to change as business conditions warrant and opportunities arise.  Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors.  The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments at October 31, 2010 for the time frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$16,800,000	$4,100,000	$8,800,000	$3,900,000	$--
Interest on Long-Term Debt	2,414,000	957,000	1,204,000	253,000	--
Capital Leases	73,000	49,000	24,000	--	--
Operating Leases	10,288,000	2,399,000	2,884,000	2,036,000	2,969,000
Unconditional Purchase Obligations	1,690,000	1,690,000	--	--	--
Total Contractual Cash Obligations	$31,265,000	$9,195,000	$12,912,000	$6,189,000	$2,969,000

We plan to make a contribution to our defined benefit pension plan in fiscal 2011 of approximately $920,000.  We have not presented this obligation in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

The unconditional purchase obligations include forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2011.  As of October 31, 2010, the remaining purchase obligation for fiscal 2011 was $1,690,000 for 270,000 MMBtu.  These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$26,213,000	$23,676,000	$1,975,000	$562,000	$--

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

See the information concerning our critical accounting policies included under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 filed with the Securities and Exchange Commission, which is incorporated by reference in this Form 10-Q.

Recently Adopted Accounting Standards

No new accounting standards were adopted for the quarter ended October 31, 2010.

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

We are exposed to commodity price risk with respect to fuel.  We have contracted for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices.  As of October 31, 2010, we have purchased natural gas contracts representing approximately 23% of our planned kiln fuel needs for fiscal 2011.  We estimate the weighted average cost of these natural gas contracts in fiscal 2011 to be approximately 4% lower than the contracts in fiscal 2010; however, this average will change if we continue to buy natural gas contracts.  All contracts are related to the normal course of business and no contracts are entered into for speculative purposes.

The tables below provide information about our natural gas purchase contracts, which are sensitive to changes in commodity prices, specifically natural gas prices.  For the purchase contracts outstanding at October 31, 2010, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2011.  The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on November 30, 2010.

Commodity Price Sensitivity Natural Gas Future Contracts For the Nine Months Ending July 31, 2011
	Expected 2011 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	270,000	--
Weighted Average Price (Per MMBtu)	$6.26	--
Contract Amount ($ U.S., in thousands)	$1,689.5	$1,084.2

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q.  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Items 1, 1A, 3 and 4 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2010, we did not sell any securities which were not registered under the Securities Act.  The following chart summarizes Common Stock repurchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES1

For the Three Months Ended October 31, 2010	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under Plans or Programs2

August 1, 2010 to
August 31, 2010	--	--	--	234,000

September 1, 2010 to
September 30, 2010	--	--	--	234,000

October 1, 2010 to
October 31, 2010	24,057	$21.23	24,057	209,943

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock.  We did not repurchase any shares of our Class B Stock during the period in question, and no shares of our Class A Common Stock are currently outstanding.  Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Note 7 of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 filed with the SEC.

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

ITEM 5.  OTHER INFORMATION

Our mining operations are subject to regulation by the Mine Safety and Health Administration (“MSHA”) under authority of the Federal Mine Safety and Health Act of 1977, as amended (the “Mine Act”).  The following table summarizes MSHA’s enforcement activity at our facilities during the three months ended October 31, 2010.  Section references in the table refer to sections of the Mine Act.

	“Significant and Substantial” Violations Under Section 104	Orders Issued Under Section 104(b)	Citations and Orders Issued Under Section 104(d)	Flagrant Violations Under Section 110(b)(2)	Imminent Danger Orders Under Section 107(a)	Proposed MSHA Assessments
Ochlocknee, Georgia	8	--	1	--	--	$ 2,277
Ripley, Mississippi	--	--	--	--	--	$ --
Mounds, Illinois	1	--	--	--	--	$ 290
Blue Mountain, Mississippi	--	--	--	--	--	$ --
Taft, California	--	--	--	--	--	$ --

A fatality occurred following an accident at our Georgia plant involving a non-Oil-Dri employee during the three months ended October 31, 2010.  At October 31, 2010, we were contesting 231 citations, representing $110,665 in proposed MSHA assessments in the aggregate, before the Federal Mine Safety and Health Review Commission.

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

10.1	Fourth Amendment to Agreement, dated as of October 14, 2010, between Oil-Dri Corporation of America and Richard M. Jaffee.*	Incorporated by reference to Exhibit 10.1to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on October 14, 2010.

10.2
$18,500,000 Note Agreement dated as of November 12, 2010, among Oil-Dri Corporation of America, The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota.
Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 16, 2010.

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
(Registrant)

BY /s/ Andrew N. Peterson
Andrew N. Peterson
Vice President and Chief Financial Officer

BY /s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer

Dated:  December 8, 2010

EXHIBITS

Exhibit No.	Description

10.11	Fourth Amendment to Agreement, dated as of October 14, 2010, between Oil-Dri Corporation of America and Richard M. Jaffee.*

10.22
$18,500,000 Note Agreement dated as of November 12, 2010, among Oil-Dri Corporation of America, The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota.

11	Statement re: Computation of Earnings per Share.

31	Certifications pursuant to Rule 13a – 14(a).

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

1 Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on October 14, 2010.

2 Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 16, 2010.

Note:
Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213, by telephone (312) 321-1515 or by e-mail to info@oildri.com.