Form 10-Q
period 2011-01-31
OIL DRI CORP OF AMERICA
filed 2011-03-10
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended January 31, 2011

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2011.

Common Stock – 5,049,552 Shares and Class B Stock – 2,049,409 Shares

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

ASSETS	January 31, 2011	July 31, 2010

Current Assets
Cash and cash equivalents	$19,282	$18,762
Investment in short-term securities	21,375	5,859
Accounts receivable, less allowance of $611 and $572 at January 31, 2011 and July 31, 2010, respectively	26,976	27,178
Inventories	17,254	16,023
Deferred income taxes	2,867	2,867
Prepaid repairs expense	3,684	3,993
Prepaid expenses and other assets	2,214	1,507
Total Current Assets	93,652	76,189

Property, Plant and Equipment
Cost	181,248	177,617
Less accumulated depreciation and amortization	(118,203)	(115,115)
Total Property, Plant and Equipment, Net	63,045	62,502

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of $367 and $357 at January 31, 2011 and July 31, 2010, respectively	603	617
Debt issuance costs, net of accumulated amortization of $372 and $524 at January 31, 2011 and July 31, 2010, respectively	502	255
Licensing agreements and non-compete agreements, net of accumulated amortization of $1,236 and $3,611 at January 31, 2011 and July 31, 2010, respectively	1,003	1,127
Deferred income taxes	3,861	3,981
Other	4,233	4,149
Total Other Assets	15,364	15,291

Total Assets	$172,061	$153,982

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	January 31, 2011	July 31, 2010

Current Liabilities
Current maturities of notes payable	$4,100	$3,500
Accounts payable	7,687	6,482
Dividends payable	1,059	1,043
Accrued expenses:
Salaries, wages and commissions	4,248	7,064
Trade promotions and advertising	2,654	2,313
Freight	1,649	1,504
Other	5,952	5,885
Total Current Liabilities	27,349	27,791

Noncurrent Liabilities
Notes payable	31,200	14,800
Deferred compensation	6,789	6,818
Pension and postretirement benefits	13,402	12,558
Other	1,447	1,426
Total Noncurrent Liabilities	52,838	35,602

Total Liabilities	80,187	63,393

Stockholders’ Equity
Common Stock, par value $.10 per share, issued
7,679,721 shares at January 31, 2011 and 7,639,922 shares at July 31, 2010	768	764
Class B Stock, par value $.10 per share, issued
2,374,150 shares at January 31, 2011 and 2,244,217 shares at July 31, 2010	237	224
Additional paid-in capital	28,482	25,104
Restricted unearned stock compensation	(2,724)	(156)
Retained earnings	118,819	116,917
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	68	67
Pension and postretirement benefits	(5,196)	(5,310)
Cumulative translation adjustment	598	492
	141,052	138,102
Less Treasury Stock, at cost (2,630,169 Common and 324,741
Class B shares at January 31, 2011 and 2,558,764 Common and
324,741 Class B shares at July 31, 2010)	(49,178)	(47,513)
Total Stockholders’ Equity	91,874	90,589

Total Liabilities & Stockholders’ Equity	$172,061	$153,982

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)
	For The Six Months Ended January 31,
	2011	2010

Net Sales	$113,486	$108,138
Cost of Sales	(87,786)	(83,145)
Gross Profit	25,700	24,993
Selling, General and Administrative Expenses	(18,824)	(18,158)
Income from Operations	6,876	6,835

Other Income (Expense)
Interest expense	(945)	(715)
Interest income	38	74
Other, net	65	82
Total Other Income (Expense), Net	(842)	(559)

Income Before Income Taxes	6,034	6,276
Income taxes	(1,738)	(1,820)
Net Income	4,296	4,456

Retained Earnings
Balance at beginning of year	116,917	111,593
Cash dividends declared and treasury stock issuances	(2,394)	(2,007)
Retained Earnings – January 31	$118,819	$114,042

Net Income Per Share
Basic Common	$0.65	$0.67
Basic Class B	$0.49	$0.50
Diluted	$0.60	$0.61

Average Shares Outstanding
Basic Common	5,082	5,200
Basic Class B	1,902	1,885
Diluted	7,112	7,259

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Six Months Ended January 31,
	2011	2010

Net Income	$4,296	$4,456

Other Comprehensive Income:
Unrealized gain on marketable securities	1	15
Pension and postretirement benefits	114	97
Cumulative translation adjustment	106	37

Total Comprehensive Income	$4,517	$4,605

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)
	For The Three Months Ended January 31
	2011	2010

Net Sales	$57,201	$54,734
Cost of Sales	(44,709)	(42,064)
Gross Profit	12,492	12,670
Selling, General and Administrative Expenses	(9,438)	(9,187)
Income from Operations	3,054	3,483

Other Income (Expense)
Interest expense	(534)	(341)
Interest income	19	34
Other, net	15	45
Total Other Income (Expense), Net	(500)	(262)

Income Before Income Taxes	2,554	3,221
Income taxes	(777)	(959)
Net Income	$1,777	$2,262

Net Income Per Share
Basic Common	$0.27	$0.34
Basic Class B	$0.20	$0.26
Diluted	$0.25	$0.31

Average Shares Outstanding
Basic Common	5,079	5,206
Basic Class B	1,908	1,890
Diluted	7,097	7,269

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For The Three Months Ended January 31
	2011	2010

Net Income	$1,777	$2,262

Other Comprehensive Income:
Unrealized gain (loss) on marketable securities	6	(2)
Pension and postretirement benefits	56	43
Cumulative translation adjustment	80	50

Total Comprehensive Income	$1,919	$2,353

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)
	For The Six Months Ended January 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2011	2010
Net Income	$4,296	$4,456
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,182	3,711
Amortization of investment discount	9	(6)
Non-cash stock compensation expense	315	173
Excess tax benefits for share-based payments	(217)	(88)
Deferred income taxes	73	67
Provision for bad debts	35	(52)
Loss on the sale of fixed assets	145	63
(Increase) Decrease in:
Accounts receivable	167	1,842
Inventories	(1,231)	810
Prepaid expenses	(398)	109
Other assets	(231)	329
Increase (Decrease) in:
Accounts payable	1,468	285
Accrued expenses	(2,263)	783
Deferred compensation	(29)	388
Other liabilities	935	893
Total Adjustments	2,960	9,307
Net Cash Provided by Operating Activities	7,256	13,763

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,773)	(4,818)
Proceeds from sale of property, plant and equipment	131	337
Purchases of investment in short-term securities	(38,375)	(14,995)
Dispositions of investment in short-term securities	22,850	17,000
Net Cash Used in Investing Activities	(20,167)	(2,476)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	18,500	--
Principal payments on notes payable	(1,500)	(200)
Dividends paid	(2,103)	(1,991)
Purchase of treasury stock	(2,194)	(538)
Proceeds from issuance of treasury stock	221	52
Proceeds from issuance of common stock	327	297
Excess tax benefits for share-based payments	217	88
Other, net	49	26
Net Cash Provided by (Used in) Financing Activities	13,517	(2,266)

Effect of exchange rate changes on cash and cash equivalents	(86)	4

Net Increase in Cash and Cash Equivalents	520	9,025
Cash and Cash Equivalents, Beginning of Year	18,762	11,839
Cash and Cash Equivalents, January 31	$19,282	$20,864

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.  Operating results for the three and six months ended January 31, 2011 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2011.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

We adopted the required portions of FASB guidance issued in July 2010 under Accounting Standards Codification (“ASC”) 310-10, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The guidance effective for this Quarterly Report on Form 10-Q for the quarter ending January 31, 2011 required new disclosures to provide a greater level of disaggregated information about the credit quality of financing receivables, including credit quality indicators, past due information and modifications of financing receivables.  We had no material financing receivables as of January 31, 2011; therefore, the adoption of this guidance did not result in any new disclosures in the notes to the unaudited consolidated financial statements.

Recently Issued Accounting Standards

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

3. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	January 31,	July 31,
	2011	2010
Finished goods	$10,697	$9,834
Packaging	3,298	3,051
Other	3,259	3,138
	$17,254	$16,023

Inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs.  We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary.  The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered.  The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date.  The inventory obsolescence reserve values at January 31, 2011 and July 31, 2010 were $362,000 and $449,000, respectively.

4. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The inputs used to measure fair value are prioritized into one of three categories based on the lowest level of input that is significant to the fair value measurement.  The categories in the hierarchy are:

Level 1:	Financial assets and liabilities whose values are based on quoted market prices in active markets for identical assets or liabilities.
Level 2:	Financial assets and liabilities whose values are based on:
1) Quoted prices for similar assets or liabilities in active markets.
2) Quoted prices for identical or similar assets or liabilities in markets that are not active.
3) Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.
Level 3:	Financial assets and liabilities whose values are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect estimates of the assumptions that market participants would use in valuing the financial assets and liabilities.

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at January 31, 2011 (in thousands)
	Total	Level 1	Level 2
Assets
Cash equivalents	$10,899	$10,899	$--
Marketable equity securities	71	71	--
Cash surrender value of life insurance	3,902	--	3,902

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

Cash surrender value of life insurance is classified as Level 2.  The value was determined by the underwriting insurance company’s valuation models, which take into account the passage of time, mortality tables, interest rates, cash values for paid-up additions and dividend accumulations.  The cash surrender value represents the guaranteed value we would receive upon surrender of these policies held on key employees as of January 31, 2011.  The cash surrender value of life insurance is included in other assets on the condensed Consolidated Balance Sheets.

The investment in short-term securities on the Consolidated Balance Sheets includes U.S. Treasury securities, certificates of deposit and debt securities.  We have the ability to hold our investment in short-term securities to maturity and intend to do so; therefore, these investments were reported at amortized cost on the Consolidated Balance sheets, which approximated fair value as of January 31, 2011, and these balances are excluded from the above table.

Accounts receivable and accounts payable balances on the Consolidated Balance Sheets approximate their fair values at January 31, 2011 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

The carrying values of notes payable approximated their fair values at January 31, 2011 and are not included in the above table.  The estimated fair value of long-term debt, including current maturities, was approximately $35,930,000 as of January 31, 2011.

We apply fair value techniques on a non-recurring basis associated with: (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension benefits cost of our sponsored defined benefit plans were as follows:

	PENSION PLAN (dollars in thousands)
	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Components of net periodic pension benefit cost:
Service cost	$361	$301	$646	$569
Interest cost	379	252	754	708
Expected return on plan assets	(326)	(217)	(644)	(583)
Net amortization	87	59	170	137
	$501	$395	$926	$831

We have funded the plan based upon actuarially determined contributions that take into account the normal cost and the minimum and maximum contribution requirements of various regulations.  We did not make a contribution to our pension plan during the six months ended January 31, 2011.  We intend to make a contribution to the pension plan during the current fiscal year approximately equal to the annual actuarial determined cost.  We currently estimate this amount to be approximately $1,200,000.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

The components of the net periodic postretirement health benefit cost were as follows:

	POST RETIREMENT HEALTH BENEFITS (dollars in thousands)
	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Components of net periodic postretirement benefit cost:
Service cost	$22	$16	$42	$37
Interest cost	19	16	46	48
Amortization of net transition obligation	4	4	8	8
Net actuarial loss	--	5	7	10
	$45	$41	$103	$103

Our plan covering postretirement health benefits is an unfunded plan.

Assumptions used in the previous calculations were as follows:

	PENSION PLAN		POST RETIREMENT HEALTH BENEFITS
	For three and six months ended:
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
Discount rate for net periodic benefit cost	5.50%	6.00%	5.50%	6.00%
Rate of increase in compensation levels	4.00%	4.00%	--	--
Long-term expected rate of return on assets	7.50%	7.50%	--	--
Measurement date	7/31/2010	7/31/2009	7/31/2010	7/31/2009
Census date	8/1/2010	8/1/2009	8/1/2010	8/1/2009

The medical cost trend assumption for postretirement health benefits was a graded rate starting at 9% and decreasing to an ultimate rate of 5% in 1% annual increments.

6.	SEGMENT REPORTING

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

We do not rely on any operating segment asset allocations and we do not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations below for those assets for which we can reasonably determine.  The unallocated asset category is the remainder of our total assets.  The asset allocation is estimated and is not a measure used by our chief operating decision maker about allocating resources to the operating segments or in assessing their performance.  The corporate expenses line includes certain unallocated expenses, primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as research and development, information systems, finance, legal, human resources and customer service.  Corporate expenses also include the estimated annual incentive plan bonus accrual.

	Assets
	January 31,	July 31,
	2011	2010
	(in thousands)
Business to Business Products	$40,746	$41,773
Retail and Wholesale Products	71,679	69,248
Unallocated Assets	59,636	42,961
Total Assets	$172,061	$153,982

	Six Months Ended January 31,
	Net Sales		Operating Income
	2011	2010	2011	2010
	(in thousands)
Business to Business Products	$37,026	$34,669	$9,801	$9,757
Retail and Wholesale Products	76,460	73,469	5,666	6,001
Total Sales/Operating Income	$113,486	$108,138	15,467	15,758
Less:
Corporate Expenses			8,526	8,841
Interest Expense, net of Interest Income			907	641
Income before Income Taxes			6,034	6,276
Income Taxes			(1,738)	(1,820)
Net Income			$4,296	$4,456

	Three Months Ended January 31,
	Net Sales		Operating Income
	2011	2010	2011	2010
	(in thousands)
Business to Business Products	$17,981	$17,892	$4,513	$5,136
Retail and Wholesale Products	39,220	36,842	2,600	2,897
Total	$57,201	$54,734	7,113	8,033
Less:
Corporate Expenses			4,044	4,505
Interest Expense, net of Interest Income			515	307
Income before Income Taxes			2,554	3,221
Income Taxes			(777)	(959)
Net Income			$1,777	$2,262

7. STOCK-BASED COMPENSATION

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

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to our directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant.  Stock options have been granted to our directors for a 10-year term with a one year vesting period.  There are 18,750 stock options outstanding as of January 31, 2011 and no stock options are available for future grants under this plan.  All stock issued under this plan was from treasury stock.

No stock options were granted in the first six months of fiscal years 2011 or 2010.

Changes in our stock options during the first six months of fiscal 2011 were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, July 31, 2010	327	$9.87	3.2	$3,934
Exercised	(69)	$7.92		$921
Options outstanding, January 31, 2011	258	$10.39	3.0	$2,243
Options exercisable, January 31, 2011	253	$10.26	3.0	$2,233

The amount of cash received from the exercise of stock options during the second quarter of fiscal 2011 was $255,000 and the related tax benefit was $114,000.  The amount of cash received from the exercise of stock options during the second quarter of fiscal 2010 was $296,000 and the related tax benefit was $93,000.  The amount of cash received from the exercise of stock options during the first six months of fiscal 2011 was $549,000 and the related tax benefit was $268,000.  The amount of cash received from the exercise of stock options during the first six months of fiscal 2010 was $350,000 and the related tax benefit was $99,000.

Restricted Stock

Our 1995 Plan and 2006 Plan both provide for grants of restricted stock.  The vesting schedule under the 1995 Plan has varied, but has generally been three years or less.  Grants issued under the 2006 Plan to date have vesting periods between two and five years.

Under the 2006 Plan, no new restricted shares of common stock were granted in the second quarter of either fiscal 2011 or fiscal 2010.  In the first six months of fiscal 2011, 129,933 restricted shares of Class B Stock and 2,000 restricted shares of Common Stock were granted.  In the first six months of fiscal 2010, 5,182 restricted shares of Class B Stock were granted.

Included in our stock-based compensation expense in the second quarter of fiscal years 2011 and 2010 was $187,000 and $79,000, respectively, related to unvested restricted stock.  In the first six months of fiscal years 2011 and 2010, the expense related to the unvested restricted stock was $308,000 and $151,000, respectively.

Changes in our restricted stock outstanding during the first six months of fiscal 2011 were as follows:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock at July 31, 2010	23	$15.31
Vested	(18)	$15.37
Granted	132	$21.81
Unvested restricted stock at January 31, 2011	137	$21.55

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

OVERVIEW

We develop, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other sorbent materials.  Our principal products include cat litter, industrial and automotive absorbents, bleaching clay and clarification aids, agricultural chemical carriers, animal health and nutrition and sports field products.  Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end customer and those who use our products as part of their production process or use them as an ingredient in their final finished product.  We have two reportable segments, the Retail and Wholesale Products Group and the Business to Business Products Group, as described in Note 6 of the unaudited condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2011 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2010

Consolidated net sales for the six months ended January 31, 2011 were $113,486,000, an increase of 5% from net sales of $108,138,000 in the first six months of fiscal 2010.  Net income for the first six months of fiscal 2011 was $4,296,000, a decrease of 4% from net income of $4,456,000 in the first six months of fiscal 2010.  Diluted net income per share for the first six months of fiscal 2011 was $0.60 compared to $0.61 for the first six months of fiscal 2010.

Net income for the first six months of fiscal 2011 was negatively impacted by higher costs for freight, materials and packaging and selling, general and administrative expenses; however, the unfavorable impact was lessened by an increased proportion of sales from products with a higher net selling price and a lower cost for fuel used in our manufacturing processes.  The change in selling, general and administrative expenses is described in the operating segments and consolidated results discussions below.  Freight costs increased due to higher diesel fuel prices.  Materials costs increased due to higher non-fuel manufacturing costs, as discussed in the consolidated results below, which were partially offset by lower fuel costs in our manufacturing processes.  Packaging costs increased due to fluctuations in the resin and paper markets.  The Business to Business Products Group’s segment operating income improved slightly due to a higher average net selling price and a greater proportion of sales from higher priced products, which was mostly offset by the negative impact of higher costs.  The Retail and Wholesale Products Group’s segment operating income decreased due to higher costs and weak performance of our foreign subsidiaries, which outweighed the benefit of a greater proportion of sales from higher priced products.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first six months of fiscal 2011 were $37,026,000, an increase of $2,357,000, or 7%, from net sales of $34,669,000 in the first six months of fiscal 2010.  The Group benefited from a higher average net selling price and an increased proportion of sales from higher priced products, which more than offset a 1% decline in tons sold.  Net sales and tons sold were up for fluid purification products and agricultural chemical carriers, but were down for animal health and nutrition products and co-packaged cat litter.  Net sales of fluid purification products increased 13% with 12% more tons sold in the first six months of fiscal 2011 compared to the first six months of fiscal 2010.  Export sales improved for fluid purification products used in palm oil and other edible oil processing.  Net sales of agricultural chemical carrier products increased 13% with 2% more tons sold.  Agricultural chemical carrier sales benefited from a greater proportion of sales from higher priced products.  The higher net sales in the first six months of fiscal 2011 also reflected a return to more historical levels of tons sold.  Sales were comparably lower in the first six months of fiscal 2010 as high customer inventory levels contributed to lower demand for our products.  Our co-packaged traditional coarse cat litter net sales decreased 5% due to the continued decline of the coarse cat litter market as a whole.  Animal health and nutrition products net sales and tons sold declined slightly compared to the first six months of fiscal 2010.

The Business to Business Products Group’s segment operating income for the first six months of fiscal 2011 was $9,801,000, an increase of $44,000 from operating income of $9,757,000 in the first six months of fiscal 2010.  This increase was driven by the higher sales described above, which were partially offset by higher costs.  The Group’s combined freight, materials and packaging costs increased approximately 13% compared to the first six months of fiscal 2010.  Freight costs increased approximately 20% due primarily to higher diesel fuel prices and increased export sales.  Material costs increased approximately 10% as higher non-fuel manufacturing costs more than offset the lower cost of fuel used in our manufacturing processes.  See the discussion of manufacturing costs under Consolidated Results below.  Packaging costs also increased 15% due to fluctuations in the price of paper and resin.  Selling, general and administrative expenses for the Group were up 6% compared to the first six months of fiscal 2010 due primarily to increased advertising and travel to promote our animal health and nutrition products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first six months of fiscal 2011were $76,460,000, an increase of $2,991,000, or 4%, from net sales of $73,469,000 reported in the first six months of fiscal 2010.  The increase in net sales was driven by higher sales of cat litter and industrial absorbents.  These increases outweighed a decrease in sales by our foreign subsidiaries, which is described under Foreign Operations below.  Cat litter net sales increased approximately 6% due to a greater proportion of sales from products with a higher net selling price and lower trade spending for product promotion, which is deducted from net sales.  Net sales of branded cat litter increased approximately 16% due to 13% more tons sold and lower trade spending.  Our branded cat litter net sales increased at Wal-Mart Stores, Inc. (“Wal-Mart”) and at other customers due to increased distribution.  Wal-Mart began to carry a reduced number of cat litter brands, including ours, in the first quarter of fiscal 2010.  During the third quarter of fiscal 2010, Wal-Mart began reinstating our branded scoopable litter in certain stores; however, the new store count currently remains materially reduced from the store count at the end of fiscal 2009.  Sales to Wal-Mart for the first six months of fiscal 2011 were higher than for the first six months of fiscal 2010, but remain lower than historical periods.  Net sales of private label cat litter in the first six months of fiscal 2011 were similar to those in same period in the prior year.   Industrial absorbents net sales increased 7% in the first six months of fiscal 2011 compared to the first six months of fiscal 2010.  The increase in sales was due primarily to increased demand from industrial distributors and a higher proportion of sales from higher priced products.

The Retail and Wholesale Products Group’s segment operating income for the first six months of fiscal 2011 was $5,666,000, a decrease of $335,000, or 6%, from operating income of $6,001,000 in the first six months of fiscal 2010.  This decrease was driven by higher costs, which more than offset the increased net sales described above.  The Group’s combined freight, materials and packaging costs increased approximately 8% compared to the first six months of fiscal 2010.  Freight costs increased approximately 6% due primarily to higher diesel fuel prices.  Material costs increased approximately 8% as higher non-fuel manufacturing costs more than offset the lower cost of fuel used in manufacturing.  See the discussion of manufacturing costs under Consolidated Results below.  Packaging costs also increased 10% due to fluctuations in the price of paper and resin.  Selling, general and administrative expenses for the Group were up 11% compared to the first six months of fiscal 2010 due primarily to increased spending for new product market research and advertising.  In addition, fiscal 2010 experienced a reduction of bad debt expense due to lower reserve requirements associated with lower sales.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the first six months of fiscal 2011 was 23%, the same as for the first six months of fiscal 2010.  Gross profit was positively impacted by an increased proportion of sales from products with a higher net selling price and by the lower cost of fuel used in our manufacturing processes, which offset higher costs for packaging, freight and materials.  The cost of fuel was 15% lower in the first six months of fiscal 2011 compared to the first six months of fiscal 2010.  We use natural gas, fuel oil and coal in the manufacturing process to operate kilns that dry our clay.  As described in Item 3. Quantitative and Qualitative Disclosures About Market Risk below, we have contracted for a portion of our planned fuel needs for fiscal 2011.  Gross profit for the first six months of fiscal 2011 was negatively impacted by a 9% increase in non-fuel manufacturing cost per ton produced, which includes depreciation and amortization.  This cost increase was driven primarily by increased manufacturing of products that required purchased additives, fragrances and other materials.  Labor and benefits costs also increased compared to the prior year.

Selling, general and administrative expenses as a percentage of net sales for the first six months of fiscal 2011 were 17%, the same as for the first six months of fiscal 2010.  The discussions of the Groups’ operating income above describe the fluctuation in the selling, general and administrative expenses that were allocated to the operating segments.  The remaining unallocated corporate expenses in the first six months of fiscal 2010 included a lower estimated annual incentive plan bonus accrual.  The incentive bonus expense was based on performance targets that are established for each fiscal year.  The lower bonus expense was partially offset by increased spending for research and development, higher depreciation expense for computer software and equipment and additional compensation expense related to restricted stock awards.  In addition, selling, general and administrative expenses at both the operating segment and corporate levels included higher health care costs.

Interest expense was $230,000 higher for the first six months of fiscal 2011 compared to the same period in fiscal 2010.  Interest expense increased due primarily to the discontinued capitalization of interest for a product-related capital project and additional interest on new debt issued in the second quarter of fiscal 2011.  See Liquidity and Capital Resources below for more information on the new debt.  Interest income was $36,000 lower in the first six months of fiscal 2011 due to less interest earned on a lease receivable, which exceeded the additional interest received on higher average investment balances.

Our effective tax rate was 29% of pre-tax income for the first six months of fiscal 2011 compared to the 26% effective tax rate for the full year of fiscal 2010.  The effective tax rate for fiscal 2011 is based on the projected composition and level of our taxable income for the year.  The tax rate in fiscal 2010 reflected the utilization of prior period Alternative Minimum Tax credits.

Total assets increased $18,079,000, or 12%, during the first six months of fiscal 2011.  Current assets increased $17,463,000, or 23%, from fiscal 2010 year end balances due primarily to higher investments in short-term securities, inventories, other prepaid expenses and cash and cash equivalents.  These increases were partially offset by decreases in prepaid repair expense and accounts receivable.  The changes in current assets are described below in Liquidity and Capital Resources.  Property, plant and equipment, net of accumulated depreciation, increased $543,000 during the first six months of fiscal 2011 due to additions in excess of depreciation expense.  Additions were primarily for replacement of machinery, land purchases and other capital projects at our manufacturing facilities.  Other noncurrent assets increased $73,000 from fiscal 2010 year end balances due to capitalization of costs related to the issuance of new debt and increased cash surrender value of life insurance on key employees.  These increases were partially offset by amortization of certain other assets and lower deferred income taxes.

Total liabilities increased $16,794,000, or 27%, during the first six months of fiscal 2011.  Current liabilities decreased $442,000, or 2%, from fiscal 2010 year end balances due primarily to lower accrued salaries that was partially offset by increased accounts payable, current maturities of notes payable, accrued trade promotions and accrued freight.  Current maturities of notes payable increased as the amount reclassified from noncurrent liabilities was greater than debt payments.  The changes in current liabilities are described below in Liquidity and Capital Resources.  Noncurrent liabilities increased $17,236,000, or 48%, from fiscal 2010 year end balances due primarily to the issuance of new debt and higher accruals for pension and postretirement benefits, which are based on the most recent actuarial estimates.

THREE MONTHS ENDED JANUARY 31, 2011 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2010

Consolidated net sales for the three months ended January 31, 2011 were $57,201,000, an increase of 5% from net sales of $54,734,000 for the three months ended January 31, 2010.  Net income for the second quarter of fiscal 2011 was $1,777,000, a decrease of 21% from net income of $2,262,000 in the second quarter of fiscal 2010.  Diluted net income per share for the second quarter of fiscal 2011 was $0.25 compared to $0.31 for the second quarter of fiscal 2010.

Consolidated net income for the second quarter of fiscal 2011 was negatively impacted by higher costs for freight, materials and packaging and selling, general and administrative expenses; however, the unfavorable impact was lessened by an increased proportion of sales from products with a higher net selling price and the lower cost for fuel used in our manufacturing processes.  The change in selling, general and administrative expenses is described in the operating segments and consolidated results discussions below.  Freight costs increased due to higher diesel fuel prices.  Materials costs increased due to higher non-fuel manufacturing costs, as discussed in the consolidated results below, which were partially offset by lower fuel costs in our manufacturing processes.  Packaging costs increased due to fluctuations in the resin and paper markets.  Segment operating income declined for both the Business to Business Products Group and the Retail and Wholesale Products Group due to higher costs.  The Retail and Wholesale Products Group was also affected by weak performance of our foreign subsidiaries and increased spending on new product market research and advertising.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the second quarter of fiscal 2011 were $17,981,000, an increase of $89,000 from net sales of $17,892,000 in the second quarter of fiscal 2010.  The Group benefited from a higher average net selling price that offset a 6% decrease in tons sold and a lower proportion of sales of higher priced products.  Net sales of fluid purification and animal health and nutrition products increased, while net sales of co-packaged cat litter and agricultural chemical carrier products decreased.  Net sales of fluid purification products increased 7% with 8% more tons sold in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.  Export sales improved for fluid purification products used in palm oil and other edible oil processing, which outweighed a decline in sales for products used for biodiesel processing.  Animal health and nutrition products net sales increased 10% compared to the second quarter of fiscal 2010.  Sales increased to new and existing customers for both our traditional and enterosorbent animal health products.  Sales for traditional products benefited from increased poultry production in Asia.  Net sales of agricultural chemical carrier products decreased 7% with 7% fewer tons sold due to timing of customer orders placed earlier in the year compared to fiscal 2010, which resulted in higher sales in the first quarter of fiscal 2011.  Our co-packaged traditional coarse cat litter net sales decreased 9% due to the continued decline of the coarse cat litter market as a whole.

The Business to Business Products Group’s segment operating income for the second quarter of fiscal 2011 was $4,513,000, a decrease of $623,000, or 12%, from operating income of $5,136,000 in the second quarter of fiscal 2010.  This decrease in segment operating income was driven by an increase of approximately 12% for combined freight, materials and packaging costs.  Freight costs increased approximately 16% due primarily to higher diesel fuel prices and increased export sales.  Material costs increased approximately 10% as higher non-fuel manufacturing costs more than offset the lower cost of fuel used in manufacturing.  See the discussion of manufacturing costs under Consolidated Results below.  Packaging costs also increased 26% due to fluctuations in the price of paper and resin.  Selling, general and administrative expenses for the Group were up 4% compared to the second quarter of fiscal 2010 due primarily to increased advertising and travel to promote our animal health and nutrition products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the second quarter of fiscal 2011 were $39,220,000, an increase of $2,378,000, or 7%, from net sales of $36,842,000 in the second quarter of fiscal 2010.  The increase in net sales was driven by higher sales of cat litter and industrial absorbents.  These increases outweighed a decrease in sales by our foreign subsidiaries as described under Foreign Operations below.  Cat litter net sales were up approximately 8% due to a greater proportion of sales from products with a higher net selling price and a 2% increase in tons sold.  Net sales of branded cat litter increased approximately 19% due to 20% more tons sold.  Our branded cat litter net sales increased at Wal-Mart and at other customers due to increased distribution.  Wal-Mart began to carry a reduced number of cat litter brands, including ours, in the first quarter of fiscal 2010.  During the third quarter of fiscal 2010, Wal-Mart began reinstating our branded scoopable litter in certain stores; however, the new store count currently remains materially reduced from the store count at the end of fiscal 2009.  Sales to Wal-Mart for the second quarter of fiscal 2011 were higher than for the second quarter of fiscal 2010, but remain lower than historical periods.  Net sales of private label cat litter in the second quarter of fiscal 2011 were similar to the same period in the prior year.  Industrial absorbents net sales increased 12% compared to the second quarter of fiscal 2010 due primarily to a 4% increase in tons sold and a higher average net selling price.

The Retail and Wholesale Products Group’s segment operating income for the second quarter of fiscal 2011 was $2,600,000, a decrease of $297,000, or 10%, from operating income of $2,897,000 in the second quarter of fiscal 2010.  The decrease was primarily due to higher costs, which more than offset the increased net sales described above.  The Group’s combined freight, materials and packaging costs increased approximately 7% compared to the second quarter of fiscal 2010.  Freight costs increased approximately 6% due primarily to higher diesel fuel prices.  Material costs increased approximately 8% as higher non-fuel manufacturing costs more than offset the lower cost of fuel used in manufacturing.  See the discussion of manufacturing costs under Consolidated Results below.  Packaging costs also increased 12% due to fluctuations in the price of paper and resin.  Selling, general and administrative expenses for the Group were up 19% compared to the second quarter of fiscal 2010 due primarily to increased spending for new product market research and advertising and increased commissions as the result of the higher sales.  In addition, fiscal 2010 experienced a reduction of bad debt expense due to lower reserve requirements associated with lower sales.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the second quarter of fiscal 2011 was 22%, compared to 23% in the second quarter of fiscal 2010.  Gross profit was negatively impacted by the higher materials, packaging and freight costs described above and by an 11% increase in non-fuel manufacturing cost per ton produced, which includes depreciation and amortization.  The increase in non-fuel manufacturing costs was driven primarily by increased manufacturing of products that required purchased additives, fragrances and other materials.  Labor and benefits costs also increased compared to the prior year.  These increased costs exceeded the benefit from a 19% lower cost for fuel used in our manufacturing processes.  We use natural gas, fuel oil and coal in the manufacturing process to operate kilns that dry our clay.  As described in Item 3. Quantitative and Qualitative Disclosures About Market Risk below, we have contracted for a portion of our planned fuel needs for fiscal 2011.

Selling, general and administrative expenses as a percentage of net sales for the second quarter of fiscal 2011 were 17%, the same as for the second quarter of fiscal 2010.  The discussions of the Groups’ operating income above describe the fluctuation in the selling, general and administrative expenses that were allocated to the operating segments.  The remaining unallocated corporate expenses in the second quarter of fiscal 2011 included a lower estimated annual incentive plan bonus accrual.  The incentive bonus expense was based on performance targets that are established for each fiscal year.  The lower bonus expense was partially offset by increased spending for research and development, higher depreciation expense for computer software and equipment and additional compensation expense related to restricted stock awards.

Interest expense was $193,000 higher for the second quarter of fiscal 2011 compared to the same period in fiscal 2010.  Interest expense increased due to the discontinued capitalization of interest for a product-related capital project and additional interest on new debt issued in the second quarter of fiscal 2011.  See Liquidity and Capital Resources below for more information on the new debt.  Interest income was $15,000 lower in the second quarter of fiscal 2011 due to less interest earned on a lease receivable, which exceeded the additional interest received on higher average investment balances at a higher average interest rate.

Our effective tax rate was 30% of pre-tax income in the second quarter of fiscal 2011 compared to the 26% effective tax rate for the full year of fiscal 2010.  An adjustment was made in the second quarter to bring the fiscal 2011 six month tax rate to 29%.  The effective tax rate for fiscal 2011 is based on the projected composition and level of our taxable income for the year.  The tax rate in fiscal 2010 reflected the utilization of prior period Alternative Minimum Tax credits.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first six months of fiscal 2011 were $6,180,000, a decrease of 17% from net sales of $7,462,000 during the first six months of fiscal 2010.  Net sales by our foreign subsidiaries represented 5% of our consolidated net sales during the first six months of fiscal 2011 and 7% of our consolidated net sales during the first six months of fiscal 2010.  Net sales declined 15% for our Canadian subsidiary and 28% for our United Kingdom subsidiary.  Cat litter sales were lower for our Canadian subsidiary due to the loss of a customer and lower sales to existing customers.  The impact of this sales decline was lessened by the relative strength of the Canadian Dollar compared to the U.S. Dollar.  The Canadian Dollar was about 4% stronger on average against the U.S. Dollar for the first six months of fiscal 2011 compared to the first six months of fiscal 2010, which resulted in higher sales values after translation to U.S. Dollars.  Net sales of bleaching earth and industrial absorbents by our United Kingdom subsidiary declined due primarily to continued weakness in industrial markets.

For the first six months of fiscal 2011, our foreign subsidiaries reported a net loss of $362,000, compared to net income of $168,000 reported in the first six months of fiscal 2010.  The decrease in the net income was due primarily to the lower sales described above.

Identifiable assets of our foreign subsidiaries as of January 31, 2011 were $9,105,000 compared to $8,997,000 as of January 31, 2010.  The increase is primarily due to higher cash and cash equivalents and accounts receivable partially offset by lower inventories and a reduction in net fixed assets.

Net sales by our foreign subsidiaries during the second quarter of fiscal 2011 were $3,132,000, a decrease of 14% from net sales of $3,645,000 during the second quarter of fiscal 2010.  Net sales by our foreign subsidiaries represented 5% of our consolidated net sales during the second quarter of fiscal 2011, compared to 7% during the second quarter of fiscal 2010.  Net sales declined 14% for both our Canadian and United Kingdom subsidiaries.  Cat litter sales were lower for our Canadian subsidiary due to the loss of a customer and lower sales to existing customers.  The impact of this sales decline was lessened by the relative strength of the Canadian Dollar compared to the U.S. Dollar.  The Canadian Dollar was about 4% stronger on average against the U.S. Dollar for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, which resulted in higher sales values after translation to U.S. Dollars.  Net sales of bleaching earth and industrial absorbents by our United Kingdom subsidiary declined due primarily to continued weakness in the marketplace.

For the second quarter of fiscal 2011, our foreign subsidiaries reported a net loss of $158,000, compared to a net loss of $132,000 in the second quarter of fiscal 2010.  The decrease in the net income was due primarily to the lower sales described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, the purchasing and upgrading of real estate, equipment and facilities, funding new product development and investing in infrastructure and potential acquisitions.  We principally have used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements.  Cash and cash equivalents increased $520,000 during the first six months of fiscal 2011 to $19,282,000 at January 31, 2011.

The following table sets forth certain elements of our unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	January 31, 2011	January 31, 2010
Net cash provided by operating activities	$7,256	$13,763
Net cash used in investing activities	(20,167)	(2,476)
Net cash provided by (used in) financing activities	13,517	(2,266)
Effect of exchange rate changes on cash and cash equivalents	(86)	4
Net increase in cash and cash equivalents	$520	$9,025

Net cash provided by operating activities

Net cash provided by operations was $7,256,000 for the first six months of fiscal 2011, compared to $13,763,000 for the first six months of fiscal 2010.  The change was due primarily to working capital fluctuations.  For the first six months of fiscal years 2011 and 2010, the primary components of working capital that impacted operating cash flows were as follows:

Accounts receivable, less allowance for doubtful accounts, decreased $202,000 in the first six months of fiscal 2011.  Net sales in the last month of the second quarter of fiscal 2011 were less than net sales in the last month of the fourth quarter of fiscal 2010.  Accounts receivable, less allowance for doubtful accounts, decreased $1,790,000 in the first six months of fiscal 2010 due to lower sales in the second quarter of fiscal 2010 compared to sales in the fourth quarter of fiscal 2009. The change in both periods is also subject to timing of sales and collections and the payment terms provided to various customers.

Inventories increased $1,231,000 in the first six months of fiscal 2011 compared to a decrease of $810,000 in the same period in fiscal 2010.  Inventories increased in the first six months of fiscal 2011 due to higher costs.  In the first six months of fiscal 2010, packaging inventories decreased primarily due to lower sales requirements and lower costs.  Supplies inventories decreased in the first six months of fiscal 2010 due to the adjustment of an overstatement that had accumulated over a number of years.

Prepaid expenses increased $398,000 in the first six months of fiscal 2011 and decreased $109,000 in the first six months of fiscal 2010.  The increase in prepaid insurance outweighed the decrease in prepaid repair expense in the first six months of fiscal 2011, while the opposite occurred over the same period in fiscal 2010.  Prepaid repair expense decreased in both periods due to the timing of repairs and the ongoing efforts to improve spare parts inventory management.  The timing of insurance premium payments resulted in an increase in prepaid expenses in both years.

Other assets increased $231,000 in the first six months of fiscal 2011 and decreased $329,000 in the first six months of fiscal 2010.  The increase in the first six months of fiscal 2011 included capitalized costs related to the issuance of new debt.  The decrease in the first six months of fiscal 2010 included the reclassification of the current portion of a lease receivable.

Accounts payable increased $1,468,000 in the first six months of fiscal 2011 compared to an increase of $285,000 in the first six months of fiscal 2010.  Trade payables increased in fiscal 2011 due to higher costs for goods and services used in the manufacture of our products.  Both years were subject to normal fluctuations in the timing of payments.

Accrued expenses decreased $2,263,000 in the first six months of fiscal 2011 compared to an increase of $783,000 in the first six months of fiscal 2010.  Accrued salaries included the discretionary bonus accrual, which in both years decreased by the payout of the prior fiscal year’s bonus accrual and increased by the current fiscal year’s first six month bonus accrual.  The prior year bonus paid out in fiscal 2011 was greater than the bonus paid out in fiscal 2010.  In addition, the amount accrued for the first six months of fiscal 2011 was less than the amount accrued for the same period in fiscal 2010.  Accrued freight varied in both years due to the timing of payments and shipments at quarter-end, which resulted in a larger increase for the first six months of fiscal 2010.

Deferred compensation decreased $29,000 in the first six months of fiscal 2011 compared to an increase of $388,000 in the first six months of fiscal 2010.  The first payout of an executive deferred bonus award under our annual incentive plan occurred during the first six months of fiscal 2011.  In the first six months of fiscal 2010, employee deferrals and interest on accumulated deferred compensation balances exceeded payouts.

Other liabilities increased $935,000 in the first six months of fiscal 2011 compared to an increase of $893,000 in the first six months of fiscal 2010.  Both years’ increases were due primarily to additional accruals for employee postretirement benefits.

Net cash used in investing activities

Cash used in investing activities was $20,167,000 in the first six months of fiscal 2011 compared to $2,476,000 in the first six months of fiscal 2010.  Purchases of investment securities were $15,525,0000 greater than dispositions in the first six months of fiscal 2011 due to the investment of cash received from the issuance of new debt.  In the first six months of fiscal 2010, dispositions of investment securities exceeded purchases by $2,005,000.  Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities.  Cash used for capital expenditures of $4,773,000 in the first six months of fiscal 2011 included replacement of machinery, land purchases and other capital projects at our manufacturing facilities. Capital expenditures for the same period in fiscal 2010 of $4,818,000 included approximately $2,300,000 to purchase approximately 800 acres of land near our Georgia production plant, which we believe contain deposits of high quality mineral reserves.

Net cash provided by (used in) financing activities

Cash provided by financing activities was $13,517,000 in the first six months of fiscal 2011 compared to cash used in financing activities of $2,266,000 in the first six months of fiscal 2010.  Issuance of new debt during the first six months of fiscal 2011 provided $18,500,000 in additional cash.  Payments on long-term debt in the first six months of fiscal 2011 were $1,500,000 compared to $200,000 in the first six months of fiscal 2010.  Dividend payments in the first six months of fiscal 2011 of $2,103,000 were higher than the $1,991,000 paid during the same period of fiscal 2010 due to a dividend rate increase.  In addition, cash used to purchase treasury stock was $2,194,000 and $538,000 in the first six months of fiscal 2011 and 2010, respectively.  Proceeds from issuance of Common Stock and treasury stock in connection with stock option exercises were $548,000 and $349,000 in the first six months of fiscal 2011 and 2010, respectively.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,718,000 at January 31, 2011 were higher than the January 31, 2010 balances of $1,490,000 due to a reduction in working capital.  Current assets, excluding cash and investments, were flat and current liabilities were higher at January 31, 2011 compared to January 31, 2010.

As part of our normal course of business, we guarantee certain debts and trade payables of our wholly owned subsidiaries.  These arrangements are made at the request of the subsidiaries’ creditors because separate financial statements are not distributed for the wholly owned subsidiaries.  There were no such guarantees as of January 31, 2010, although we had guarantees in prior quarters and expect to have them in the future.

We have a $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) which will expire December 31, 2011.  The credit agreement provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris.  At January 31, 2011, the variable rates would have been 3.25% for Harris’ prime-based rate or 1.16% for LIBOR-based rate.  The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to dispose of assets.  The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth.  As of January 31, 2011 and 2010, no borrowings were outstanding under this credit facility and we were in compliance with its covenants.

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

As of January 31, 2011, we had remaining authority to repurchase 131,095 shares of common stock under a repurchase plan approved by the Board of Directors.  These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions and the timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility, proceeds from our sale of senior promissory notes and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures and debt service obligations for at least the next 12 months.  We currently expect cash requirements for capital expenditures in fiscal 2011 to be higher than for capital expenditures in fiscal 2010.  Our capital requirements are subject to change as business conditions warrant and opportunities arise.  Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors.  The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments at January 31, 2011 for the time frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$35,300,000	$ 4,100,000	$ 8,800,000	$ 6,980,000	$15,420,000
Interest on Long-Term Debt	7,774,000	1,484,000	2,669,000	1,718,000	1,903,000
Capital Leases	56,000	49,000	7,000	--	--
Operating Leases	10,429,000	2,540,000	2,884,000	2,036,000	2,969,000
Unconditional Purchase Obligations	679,000	679,000	--	--	--
Total Contractual Cash Obligations	$54,238,000	$ 8,852,000	$14,360,000	$ 10,734,000	$20,292,000

We plan to make a contribution to our defined benefit pension plan in fiscal 2011 of approximately $1,200,000.  We have not presented this obligation in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

The unconditional purchase obligations in the table above include forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2011.  As of January 31, 2011, the remaining purchase obligation for fiscal 2011 was $679,000 for 80,000 MMBtu.  These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$32,700,000	$29,993,000	$2,707,000	$--	$--

The other commercial commitments in the table above represent open purchase orders, including blanket purchase orders, for items such as packaging, additives and pallets used in the normal course of operations.  The expected timing of payments for these obligations is estimated based on current information.  Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

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

Recently Adopted Accounting Standards

We adopted the required portions of FASB guidance issued in July 2010 under Accounting Standards Codification (“ASC”) 310-10, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The guidance effective for this Quarterly Report on Form 10-Q for the quarter ending January 31, 2011 required new disclosures to provide a greater level of disaggregated information about the credit quality of financing receivables, including credit quality indicators, past due information and modifications of financing receivables.  We had no material financing receivables as of January 31, 2011; therefore, the adoption of this guidance did not result in any new disclosures in the notes to the unaudited consolidated financial statements.

Recently Issued Accounting Standards

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

We are exposed to market risk as it relates to the investments that make up our plan assets under our defined benefit pension plan.  The fair value of these assets is subject to change due to fluctuations in the financial markets.  A lower asset value may increase our pension expense and may increase the amount and accelerate the timing of future funding contributions.

We are exposed to regulatory risk in the fluid purification, animal health and agricultural markets, principally as a result of the risk of increasing regulation of the food chain throughout the world, but particularly in the United States and Europe.  We actively monitor developments in this area, both directly and through trade organizations of which we are a member.

We are exposed to commodity price risk with respect to fuel.  We have contracted for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices.  As of January 31, 2011, we have purchased natural gas contracts representing approximately 23% of our planned kiln fuel needs for fiscal 2011.  We estimate the weighted average cost of these natural gas contracts in fiscal 2011 to be approximately 4% lower than the contracts in fiscal 2010; however, this average will change if we continue to buy natural gas contracts.  All contracts are related to the normal course of business and no contracts are entered into for speculative purposes.

The tables below provide information about our natural gas purchase contracts, which are sensitive to changes in commodity prices, specifically natural gas prices.  For the purchase contracts outstanding at January 31, 2011, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2011.  The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on March 7, 2011.

Commodity Price Sensitivity Natural Gas Future Contracts For the Six Months Ending July 31, 2011
	Expected 2011 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	80,000	--
Weighted Average Price (Per MMBtu)	$8.49	--
Contract Amount ($ U.S., in thousands)	$678.9	$323.3

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Items 1, 1A, and 3 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2011, we did not sell any securities which were not registered under the Securities Act.  The following chart summarizes Common Stock repurchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES1

For the Three Months Ended January 31, 2011	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under Plans or Programs2

November 1, 2010 to
November 30, 2010	28,637	$ 21.77	28,637	181,306

December 1, 2010 to
December 31, 2010	18,127	$ 21.75	18,127	163,179

January1, 2011 to
January 31, 2011	32,084	$ 20.75	32,084	131,095

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

ITEM 4.  MINE SAFETY DISCLOSURE

Our mining operations are subject to regulation by the Mine Safety and Health Administration (“MSHA”) under authority of the Federal Mine Safety and Health Act of 1977, as amended (the “Mine Act”).  Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the recently proposed Item 106 of Regulation S-K is included in Exhibit 99.1 to this quarterly report.

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

10.1
$18,500,000 Note Agreement dated as of November 12, 2010, among Oil-Dri Corporation of America, The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota.
Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 16, 2010.

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

99.1	Mine Safety Disclosure	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

BY /s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer

BY /s/ Jeffrey M. Libert
Jeffrey M. Libert
Vice President and Chief Financial Officer

BY /s/ Daniel T. Smith
Daniel T. Smith
Vice President, Chief Accounting Officer and Controller

Dated:  March 10, 2011

EXHIBITS

Exhibit No.	Description

10.11
$18,500,000 Note Agreement dated as of November 12, 2010, among Oil-Dri Corporation of America, The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota.

11	Statement re: Computation of Earnings per Share.

31	Certifications pursuant to Rule 13a – 14(a).

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

99.1	Mine Safety Disclosure

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