Form 10-Q
period 2011-04-30
OIL DRI CORP OF AMERICA
filed 2011-06-07
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended April 30, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2011.

Common Stock –5,088,425 Shares and Class B Stock –2,048,318 Shares

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

TRADEMARK NOTICE

Agsorb, Calibrin, Cat’s Pride, ConditionAde, Flo-Fre, Jonny Cat, KatKit, Oil-Dri, Pel-Unite, Perform, Poultry Guard, Pro Mound, Pure-Flo, Rapid Dry, Select, Terra-Green and Ultra-Clear are all registered trademarks of Oil-Dri Corporation of America or of its subsidiaries.  Pro’s Choice, Saular and Verge are trademarks of Oil-Dri Corporation of America.  Fresh Step is a registered trademark of The Clorox Company.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

ASSETS	April 30, 2011	July 31, 2010
Current Assets
Cash and cash equivalents	$15,452	$18,762
Investment in short-term securities	20,753	5,859
Accounts receivable, less allowance of $617 and $572 at April 30, 2011 and July 31, 2010, respectively	26,269	27,178
Inventories	18,331	16,023
Deferred income taxes	2,867	2,867
Prepaid repairs expense	3,651	3,993
Prepaid expenses and other assets	2,193	1,507
Total Current Assets	89,516	76,189

Property, Plant and Equipment
Cost	186,489	177,617
Less accumulated depreciation and amortization	(119,954)	(115,115)
Total Property, Plant and Equipment, Net	66,535	62,502

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of $374 and $357 at April 30, 2011 and July 31, 2010, respectively	596	617
Debt issuance costs, net of accumulated amortization of $391 and $524 at April 30, 2011 and July 31 2010, respectively	437	255
Licensing agreements and non-compete agreements, net of accumulated amortization of $1,298 and $3,611 at April 30, 2011 and July 31, 2010, respectively	940	1,127
Deferred income taxes	3,794	3,981
Other	4,379	4,149
Total Other Assets	15,308	15,291

Total Assets	$171,359	$153,982

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	April 30, 2011	July 31, 2010
Current Liabilities
Current maturities of notes payable	$3,600	$3,500
Accounts payable	7,612	6,482
Dividends payable	1,059	1,043
Accrued expenses:
Salaries, wages and commissions	4,665	7,064
Trade promotions and advertising	2,135	2,313
Freight	1,947	1,504
Other	6,390	5,885
Total Current Liabilities	27,408	27,791

Noncurrent Liabilities
Notes payable	29,700	14,800
Deferred compensation	6,904	6,818
Pension and postretirement benefits	12,543	12,558
Other	1,410	1,426
Total Noncurrent Liabilities	50,557	35,602

Total Liabilities	77,965	63,393

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,730,812 shares at April 30, 2011 and 7,639,922 shares at July 31, 2010	773	764
Class B Stock, par value $.10 per share, issued 2,373,059 shares at April 30, 2011 and 2,244,217 shares at July 31, 2010	237	224
Additional paid-in capital	29,028	25,104
Restricted unearned stock compensation	(2,608)	(156)
Retained earnings	119,624	116,917
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	86	67
Pension and postretirement benefits	(5,139)	(5,310)
Cumulative translation adjustment	817	492
Less Treasury Stock, at cost (2,642,387 Common and 324,741 Class B shares at April 30, 2011 and 2,558,764 Common and 324,741 Class B shares at July 31, 2010)	(49,424)	(47,513)
Total Stockholders’ Equity	93,394	90,589

Total Liabilities & Stockholders’ Equity	$171,359	$153,982

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For the Nine Months Ended April 30,
	2011	2010

Net Sales	$169,024	$164,397
Cost of Sales	(131,417)	(126,234)
Gross Profit	37,607	38,163
Selling, General and Administrative Expenses	(27,953)	(27,527)
Income from Operations	9,654	10,636

Other Income (Expense)
Interest expense	(1,495)	(1,052)
Interest income	75	103
Other, net	424	304
Total Other Income (Expense), Net	(996)	(645)

Income Before Income Taxes	8,658	9,991
Income taxes	(2,502)	(2,949)
Net Income	6,156	7,042

Retained Earnings
Balance at beginning of year	116,917	111,593
Cash dividends declared and treasury stock issuances	(3,449)	(3,056)
Retained Earnings – April 30	$119,624	$115,579

Net Income Per Share
Basic Common	$0.93	$1.06
Basic Class B	$0.72	$0.80
Diluted	$0.86	$0.96
Average Shares Outstanding
Basic Common	5,079	5,215
Basic Class B	1,906	1,889
Diluted	7,105	7,285

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For the Nine Months Ended April 30,
	2011	2010

Net Income	$6,156	$7,042

Other Comprehensive Income:
Unrealized gain on marketable securities	19	24
Pension and postretirement benefits	171	145
Cumulative translation adjustment	325	274

Total Comprehensive Income	$6,671	$7,485

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For the Three Months Ended April 30,
	2011	2010

Net Sales	$55,538	$56,259
Cost of Sales	(43,631)	(43,089)
Gross Profit	11,907	13,170
Selling, General and Administrative Expenses	(9,129)	(9,369)
Income from Operations	2,778	3,801

Other Income (Expense)
Interest expense	(550)	(337)
Interest income	37	29
Other, net	359	222
Total Other Income (Expense), Net	(154)	(86)

Income Before Income Taxes	2,624	3,715
Income taxes	(764)	(1,129)
Net Income	$1,860	$2,586

Net Income Per Share
Basic Common	$0.28	$0.39
Basic Class B	$0.22	$0.29
Diluted	$0.26	$0.35

Average Shares Outstanding
Basic Common	5,069	5,245
Basic Class B	1,914	1,897
Diluted	7,076	7,309

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For the Three Months Ended April 30,
	2011	2010

Net Income	$1,860	$2,586

Other Comprehensive Income:
Unrealized gain on marketable securities	18	9
Pension and postretirement benefits	57	48
Cumulative translation adjustment	219	237

Total Comprehensive Income	$2,154	$2,880

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	For the Nine Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2011	2010
Net Income	$6,156	$7,042
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,312	5,512
Amortization of investment discount	20	(8)
Non-cash stock compensation expense	475	252
Excess tax benefits for share-based payments	(285)	(296)
Deferred income taxes	116	104
Provision for bad debts	42	(18)
Loss on the sale of fixed assets	168	65
(Increase) Decrease in:
Accounts receivable	867	2,297
Inventories	(2,308)	405
Prepaid expenses	(344)	442
Other assets	(30)	491
Increase (Decrease) in:
Accounts payable	1,492	1,114
Accrued expenses	(1,629)	1,729
Deferred compensation	86	611
Other liabilities	(18)	354
Total Adjustments	4,964	13,054
Net Cash Provided by Operating Activities	11,120	20,096

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,210)	(7,945)
Proceeds from sale of property, plant and equipment	142	345
Purchases of investment in short-term securities	(51,564)	(17,993)
Dispositions of investment in short-term securities	36,650	22,000
Net Cash Used in Investing Activities	(24,982)	(3,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	18,500	—
Principal payments on notes payable	(3,500)	(3,200)
Dividends paid	(3,158)	(2,995)
Purchase of treasury stock	(2,474)	(2,028)
Proceeds from issuance of treasury stock	221	78
Proceeds from issuance of common stock	795	1,099
Excess tax benefits for share-based payments	285	296
Other, net	138	151
Net Cash Provided by (Used in) Financing Activities	10,807	(6,599)

Effect of exchange rate changes on cash and cash equivalents	(255)	(104)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,310)	9,800
Cash and Cash Equivalents, Beginning of Year	18,762	11,839
Cash and Cash Equivalents, April 30	$15,452	$21,639

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.  Operating results for the three and nine months ended April 30, 2011 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2011.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board ("FASB") issued guidance under Accounting Standards Codification ("ASC") 820-10, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, that requires new disclosures related to Level 3 fair value measurements.  Adoption of this guidance may result in enhanced disclosures beginning with our Quarterly Report on Form 10-Q for the quarter ending October 31, 2011 and will not have a material impact on the Consolidated Financial Statements.

In May 2011, the FASB issued guidance under ASC 820, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. These amendments clarify FASB's intent about the application of existing fair value measurement and disclosure requirements and change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  We are currently evaluating the impact this Statement will have on our Consolidated Financial Statements beginning with our Quarterly Report on Form 10-Q for the quarter ending January 31, 2012.

3. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	April 30, 2011	July 31, 2010
Finished goods	$11,349	$9,834
Packaging	3,853	3,051
Other	3,129	3,138
	$18,331	$16,023

Inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs.  We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary.  The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered.  The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date.  The inventory obsolescence reserve values at April 30, 2011 and July 31, 2010 were $480,000 and $449,000, respectively.

4. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The inputs used to measure fair value are prioritized into one of three categories based on the lowest level of input that is significant to the fair value measurement.  The categories in the hierarchy are as follows:

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
Level 3:
Financial assets and liabilities whose values are based on valuation techniques that require inputs that are unobservable.  These inputs may reflect estimates of the assumptions that market participants would use in valuing the financial assets and liabilities.

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at April 30, 2011 (in thousands)
	Total	Level 1	Level 2
Assets
Cash equivalents	$7,594	$7,594	—
Marketable equity securities	89	89	—
Cash surrender value of life insurance	4,012	—	4,012

Cash equivalents are classified as Level 1 of the fair value hierarchy because they were valued using quoted market prices in active markets.  These cash instruments are primarily money market mutual funds.

Marketable equity securities were valued using quoted market prices in active markets and as such are classified as Level 1 in the fair value hierarchy.  These securities represent stock we own in one publicly traded company and are included in other noncurrent assets on the condensed Consolidated Balance Sheets.

Cash surrender value of life insurance is classified as Level 2.  The value was determined by the underwriting insurance company’s valuation models, which take into account the passage of time, mortality tables, interest rates, cash values for paid-up additions and dividend accumulations.  The cash surrender value represents the guaranteed value we would receive upon surrender of these policies held on key employees as of April 30, 2011.  The cash surrender value of life insurance is included in other noncurrent assets on the condensed Consolidated Balance Sheets.

The investment in short-term securities on the Consolidated Balance Sheets includes U.S. Treasury securities, certificates of deposit and debt securities.  We have the ability to hold our investment in short-term securities to maturity and intend to do so; therefore, these investments were reported at amortized cost on the Consolidated Balance sheets, which approximated fair value as of April 30, 2011. These balances are excluded from the above table.

Accounts receivable and accounts payable balances on the Consolidated Balance Sheets approximate their fair values at April 30, 2011 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

The carrying value of notes payable approximated their fair values at April 30, 2011 and are not included in the above table.  The estimated fair value of notes payable, including current maturities, was approximately $33,613,000 as of April 30, 2011.

We apply fair value techniques on a non-recurring basis associated with: (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension benefits cost of our defined benefit plan were as follows:

	PENSION PLAN (dollars in thousands)
	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Components of net periodic pension benefit cost:
Service cost	$324	$284	$970	$853
Interest cost	377	354	1,131	1,062
Expected return on plan assets	(322)	(292)	(966)	(875)
Net amortization	84	70	254	207
	$463	$416	$1,389	$1,247

We have funded the plan based upon actuarially determined contributions that take into account the normal cost and the minimum and maximum contribution requirements of various regulations.  During the third quarter of fiscal 2011, we made a contribution of approximately $1,281,000. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

Our plan covering postretirement health benefits is an unfunded plan. The components of the net periodic postretirement health benefit cost were as follows:

	POSTRETIREMENT HEALTH BENEFITS (dollars in thousands)
	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Components of net periodic postretirement benefit cost:
Service cost	$22	$18	$64	$55
Interest cost	22	24	68	72
Amortization of net transition obligation	4	4	12	12
Net actuarial loss	3	6	10	16
	$51	$52	$154	$155

Assumptions used in the previous calculations were as follows:

	PENSION PLAN		POSTRETIREMENT HEALTH BENEFITS
	Three and Nine Months Ended April 30,
	2011	2010	2011	2010
Discount rate for net periodic benefit cost	5.50%	6.00%	5.50%	6.00%
Rate of increase in compensation levels	4.00%	4.00%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—
Measurement date	7/31/2010	7/31/2009	7/31/2010	7/31/2009
Census date	8/1/2010	8/1/2009	8/1/2010	8/1/2009

The medical cost trend assumption for postretirement health benefits was a graded rate starting at 9% and decreasing to an ultimate rate of 5% in 1% annual increments.

6. SEGMENT REPORTING

We have two operating segments:  Retail and Wholesale Products and Business to Business Products.  These segments are managed separately because each business has different customer characteristics.  Net sales and operating income for each segment are provided below.  As the result of a change in management organization in fiscal 2011, our sports field products are now included in the Retail and Wholesale Products Group.  Prior year segment net sales and operating income have also been restated to reflect this change.  The organizational change was intended to better serve our customers and the segment information presented reflects the information regularly reviewed by our chief operating decision maker.

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

	Assets
	April 30, 2011	July 31, 2010
	(in thousands)
Business to Business Products	$40,439	$41,710
Retail and Wholesale Products	76,760	68,625
Unallocated Assets	54,160	43,204
Total Assets	$171,359	$153,539

	Nine Months Ended April 30,
	Net Sales		Operating Income
	2011	2010	2011	2010
	(in thousands)
Business to Business Products	$55,432	$53,275	$14,620	$15,278
Retail and Wholesale Products	113,592	111,122	7,977	9,152
Total Sales/Operating Income	$169,024	$164,397	22,597	24,430
Less:
Corporate Expenses			12,519	13,490
Interest Expense, net of Interest Income			1,420	949
Income before Income Taxes			8,658	9,991
Income Taxes			(2,502)	(2,949)
Net Income			$6,156	$7,042

	Three Months Ended April 30,
	Net Sales		Operating Income
	2011	2010	2011	2010
	(in thousands)
Business to Business Products	$18,406	$18,606	$4,819	$5,521
Retail and Wholesale Products	37,132	37,653	2,311	3,151
Total Sales/Operating Income	$55,538	$56,259	7,130	8,672
Less:
Corporate Expenses			3,993	4,649
Interest Expense, net of Interest Income			513	308
Income before Income Taxes			2,624	3,715
Income Taxes			(764)	(1,129)
Net Income			$1,860	$2,586

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

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards.  Our employees and non-employee directors are eligible to receive grants under the 2006 Plan.  The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500.  Option grants covering 25,000 shares have been issued to our outside directors with a vesting period of one year and option grants covering 32,500 shares have been issued to employees with vesting similar to the vesting described above under the 1995 Plan.  In addition, 229,115 restricted shares have been issued under the 2006 Plan.

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to our directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant.  Stock options have been granted to our directors for a 10-year term with a one year vesting period.  There are 18,750 stock options outstanding as of April 30, 2011 and no stock options are available for future grants under this plan.  All stock issued under this plan was from treasury stock.

No stock options were granted in the first nine months of fiscal years 2011 or 2010.

Changes in our stock options during the first nine months of fiscal 2011 were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, July 31, 2010	327	$9.87	3.2	$3,934
Exercised	(119)	$8.51		$1,449
Options outstanding, April 30, 2011	208	$10.64	2.9	$2,383
Options exercisable, April 30, 2011	203	$10.49	2.8	$2,357

The amount of cash received from the exercise of stock options during the third quarter of fiscal 2011 was $467,000 and the related tax benefit was $153,000.  The amount of cash received from the exercise of stock options during the third quarter of fiscal 2010 was $827,000 and the related tax benefit was $334,000.  The amount of cash received from the exercise of stock options during the first nine months of fiscal 2011 was $1,016,000 and the related tax benefit was $421,000.  The amount of cash received from the exercise of stock options during the first nine months of fiscal 2010 was $1,177,000 and the related tax benefit was $433,000.

Restricted Stock

Our 1995 Plan and 2006 Plan both provide for grants of restricted stock.  The vesting schedule under the 1995 Plan has varied, but has generally been three years or less.  Grants issued under the 2006 Plan to date have vesting periods between two and five years.

Under the 2006 Plan, no new restricted shares of common stock were granted in the third quarter of either fiscal 2011 or fiscal 2010.  In the first nine months of fiscal 2011, 129,933 restricted shares of Class B Stock and 4,000 restricted shares of Common Stock were granted.  In the first nine months of fiscal 2010, 5,182 restricted shares of Class B Stock were granted.

Included in our stock-based compensation expense in the third quarter of fiscal years 2011 and 2010 was $157,000 and $76,000, respectively, related to unvested restricted stock.  In the first nine months of fiscal years 2011 and 2010, the expense related to the unvested restricted stock was $465,000 and $227,000, respectively.

Changes in our restricted stock outstanding during the first nine months of fiscal 2011 were as follows:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock at July 31, 2010	23	$15.31
Vested	(18)	$15.37
Granted	134	$21.78
Unvested restricted stock at April 30, 2011	139	$21.54

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2011 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2010

Consolidated net sales for the nine months ended April 30, 2011 were $169,024,000, an increase of 3% from net sales of $164,397,000 in the first nine months of fiscal 2010.  Consolidated net income for the first nine months of fiscal 2011 was $6,156,000, a decrease of 13% from consolidated net income of $7,042,000 in the first nine months of fiscal 2010.  Diluted net income per share for the first nine months of fiscal 2011 was $0.86, compared to $0.96 for the first nine months of fiscal 2010.

Consolidated net income for the first nine months of fiscal 2011 was negatively impacted by higher costs for freight, materials and packaging and selling, general and administrative expenses; however, the unfavorable impact was lessened by a higher overall average net selling price, an increased proportion of sales from products with a higher net selling price and a lower cost for fuel used in our manufacturing processes.  The change in selling, general and administrative expenses is described in the operating segments and consolidated results discussions below.  Freight costs increased due to higher diesel fuel prices.  Materials costs increased due to higher non-fuel manufacturing costs, as discussed in the consolidated results below, which were partially offset by lower fuel costs in our manufacturing processes.  Packaging costs increased due to fluctuations in the resin and paper markets.  Segment operating income declined for both the Business to Business Products Group and the Retail and Wholesale Products Group due to higher costs. The Retail and Wholesale Products Group was also affected by weak performance of our foreign subsidiaries and increased spending on new product market research and advertising.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first nine months of fiscal 2011 were $55,432,000, an increase of $2,157,000, or 4%, from net sales of $53,275,000 in the first nine months of fiscal 2010.  The Group's net sales benefited from a higher average net selling price, which more than offset a 4% decline in tons sold.  Net sales and tons sold were up for fluid purification products and agricultural chemical carriers, but were down for animal health and nutrition products and co-packaged cat litter.  Net sales of fluid purification products increased 7% with 5% more tons sold in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.  Sales in some export and domestic markets improved for fluid purification products used in palm oil and other edible oil processing; however, sales were down for products used in biodiesel production.  Net sales of agricultural chemical carrier products increased 17% with 3% more tons sold. Our traditional agricultural products tons sold are trending higher after historical low levels that occurred due the downturn in the agricultural chemical carriers market during fiscal 2010. Our new engineered granule product also provided some incremental sales for the first nine months of fiscal

2011. Our co-packaged traditional coarse cat litter net sales decreased 7% due to the continued decline of the coarse cat litter market as a whole.  Animal health and nutrition products net sales declined 5% compared to the first nine months of fiscal 2010 due primarily to a sales interruption during a distribution process change in certain foreign markets.

The Business to Business Products Group’s segment operating income for the first nine months of fiscal 2011 was $14,620,000, a decrease of $658,000, or 4%, from operating income of $15,278,000 in the first nine months of fiscal 2010.  This decrease was driven by an increase of approximately 13% for combined freight, materials and packaging costs compared to the first nine months of fiscal 2010. Freight costs increased approximately 21% due primarily to higher diesel fuel prices and increased export sales.  Packaging costs increased 11% due to fluctuations in the price of paper and resin. Material costs increased approximately 10% as higher non-fuel manufacturing costs more than offset the lower cost of fuel used in our manufacturing processes.  See further discussion of manufacturing costs under Consolidated Results below.    Selling, general and administrative expenses for the Group were up 4% compared to the first nine months of fiscal 2010 due primarily to increased promotion, travel and technical support costs for our animal health and nutrition products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first nine months of fiscal 2011 were $113,592,000, an increase of $2,470,000, or 2%, from net sales of $111,122,000 reported in the first nine months of fiscal 2010.  The Group's net sales benefited from a higher average net selling price and a higher proportion of sales from higher priced products, which more than offset a 4% decrease in tons sold. Sales increased for both cat litter and industrial absorbent products.  These increases outweighed a decrease in sales by our foreign subsidiaries, which is described under Foreign Operations below.  Cat litter net sales increased approximately 4% due to a greater proportion of sales from products with a higher net selling price and lower trade spending for product promotion, which is deducted from net sales.  Net sales of branded cat litter increased approximately 12% due to more tons sold and lower trade spending, including higher sales to Wal-Mart Stores, Inc. (“Wal-Mart”). Wal-Mart has continued to reinstate our branded scoopable litter in a limited number of stores following the reduction in the number of cat litter brands carried, including ours, in the first quarter of fiscal 2010.  We believe orders received at the end of the third quarter of fiscal 2011 will further reinstate our branded litter at Wal-Mart during the fourth quarter to a number of points of distribution comparable to fiscal 2009 levels.  Net sales of private label cat litter in the first nine months of fiscal 2011 were 9% lower than in same period in the prior year due to the continued decline of the coarse cat litter market as a whole. Industrial absorbents net sales increased 4% in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.  The increase in sales was due primarily to price increases and a higher proportion of sales of premium priced products.

The Retail and Wholesale Products Group’s segment operating income for the first nine months of fiscal 2011 was $7,977,000, a decrease of $1,175,000, or 13%, from operating income of $9,152,000 in the first nine months of fiscal 2010.  This decrease was driven by higher costs, which more than offset the increased net sales described above.  The Group’s combined freight, materials and packaging costs increased approximately 7% compared to the first nine months of fiscal 2010.  Packaging costs increased 9% due to fluctuations in the price of paper and resin. Freight costs increased approximately 7% due primarily to higher diesel fuel prices.  Material costs increased approximately 6% as higher non-fuel manufacturing costs more than offset the lower cost of fuel used in manufacturing.  See further discussion of manufacturing costs under Consolidated Results below. Selling, general and administrative expenses for the Group were up 10% compared to the first nine months of fiscal 2010 due primarily to significant spending for new product market research and promotion development.  In addition, fiscal 2010 benefited from a reduction of bad debt expense due to lower reserve requirements associated with lower sales.

During the first nine months of fiscal 2011, we made substantial outlays for capital investment and for new product marketing in anticipation of a new product launch in early fiscal 2012. We will continue to invest heavily in marketing activities throughout the new product introduction in fiscal 2012. We anticipate such spending thereafter will be higher than historic levels, but lower than in fiscal 2012. We do not anticipate the new product to positively impact earnings until fiscal 2013; however, consolidated earnings for fiscal 2012 are expected to be approximately equal to fiscal 2011.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the first nine months of fiscal 2011 was 22%, compared to 23% for the first nine months of fiscal 2010.  Gross profit was negatively impacted by higher costs for packaging, freight and materials. The increase in packaging and freight costs are described in the operating segment discussions above. Material costs were negatively impacted by a 9% increase in non-fuel manufacturing cost per ton produced, which included depreciation and amortization.  This cost increase was driven primarily by increased manufacturing of products that required purchased additives, fragrances and other materials.  Labor and benefits costs also increased compared to the prior year. These cost increases exceeded the benefit from 15% lower cost of fuel used in our manufacturing processes.  We use natural gas, fuel oil and coal in the manufacturing process to operate kilns that dry our clay.  As described in Item 3. Quantitative and Qualitative Disclosures About Market Risk below, we have contracted for a portion of our planned fuel needs for both fiscal 2011 and 2012.

Selling, general and administrative expenses as a percentage of net sales for the first nine months of fiscal 2011 were 17%, the same as for the first nine months of fiscal 2010.  The discussions of the Groups’ operating income above describe the fluctuation in the selling, general and administrative expenses that were allocated to the operating segments for the first nine months of fiscal 2011.  The remaining unallocated corporate expenses in the first nine months of fiscal 2011 included a lower estimated annual incentive plan bonus accrual.  The incentive bonus expense was based on performance targets that are established at the beginning of each fiscal year.  The lower bonus expense was partially offset by higher depreciation expense for computer software and equipment, additional compensation expense related to restricted stock awards and increased spending for research and development.  Selling, general and administrative expenses at both the operating segment and corporate levels included higher health care costs.

Interest expense was $443,000 higher for the first nine months of fiscal 2011 compared to the same period in fiscal 2010.  Interest expense increased due primarily to the discontinued capitalization of interest for a capital project and additional interest on new debt issued in the second quarter of fiscal 2011.  See Liquidity and Capital Resources below for more information on the new debt.  Interest income was $28,000 lower in the first nine months of fiscal 2011 due to less interest earned on a lease receivable, which exceeded the additional interest received on higher average investment balances at a higher average interest rate.

Our effective tax rate was 29% of pre-tax income for the first nine months of fiscal 2011 compared to the 26% effective tax rate for the full year of fiscal 2010.  The effective tax rate for fiscal 2011 is based on the projected composition and level of our taxable income for the year.  The tax rate in fiscal 2010 reflected the utilization of prior period Alternative Minimum Tax credits.

Total assets increased $17,377,000, or 11%, during the first nine months of fiscal 2011.  Current assets increased $13,327,000, or 17%, from fiscal 2010 year end balances due primarily to higher investments in short-term securities, inventories and other prepaid expenses.  These increases were partially offset by decreases in cash and cash equivalents, accounts receivable and prepaid repair expense.  The changes in current assets are described below in Liquidity and Capital Resources.  Property, plant and equipment, net of accumulated depreciation, increased $4,033,000 during the first nine months of fiscal 2011 due to additions in excess of depreciation expense.  Additions were primarily for new product initiatives at our manufacturing facilities, replacement of machinery and land purchases.  Other noncurrent assets increased $17,000 from fiscal 2010 year end balances due to capitalization of costs related to the issuance of new debt and increased cash surrender value of life insurance on key employees.  These increases were partially offset by amortization of certain other assets and lower deferred income taxes.

Total liabilities increased $14,572,000, or 23%, during the first nine months of fiscal 2011.  Current liabilities decreased $383,000, or 1%, from fiscal 2010 year end balances due primarily to lower accruals for salaries and trade promotions, which were partially offset by increased accounts payable, other accrued expenses, accrued freight and current maturities of notes payable.  Current maturities of notes payable increased slightly as the amount reclassified from noncurrent liabilities was greater than debt payments.  The changes in current liabilities are described below in Liquidity and Capital Resources.  Noncurrent liabilities increased $14,955,000, or 42%, from fiscal 2010 year end balances due primarily to the issuance of new debt and increased deferred compensation.

THREE MONTHS ENDED APRIL 30, 2011 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2010

Consolidated net sales for the three months ended April 30, 2011 were $55,538,000, a decrease of 1% from net sales of $56,259,000, for the three months ended April 30, 2010.  Net income for the third quarter of fiscal 2011 was $1,860,000, a decrease of 28% from net income of $2,586,000 in the third quarter of fiscal 2010.  Diluted net income per share for the third quarter of fiscal 2011 was $0.26 compared to $0.35 for the third quarter of fiscal 2010.

Consolidated net income for the third quarter of fiscal 2011 was negatively impacted by higher costs for freight, materials and packaging and selling, general and administrative expenses; however, the unfavorable impact was lessened by a higher overall average net selling price, an increased proportion of sales from products with a higher net selling price and a lower cost for fuel used in our manufacturing processes.  The change in selling, general and administrative expenses is described in the operating segments and consolidated results discussions below.  Freight costs increased due to higher diesel fuel prices.  Materials costs increased due to higher non-fuel manufacturing costs, as discussed in the consolidated results below, which were partially offset by lower fuel costs in our manufacturing processes.  Packaging costs increased due to fluctuations in the resin and paper markets.  Segment operating income declined for both the Business to Business Products Group and the Retail and Wholesale Products Group due to higher costs.  The Retail and Wholesale Products Group was also affected by weak performance of our foreign subsidiaries and increased spending on new product market research and advertising.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the third quarter of fiscal 2011 were $18,406,000, a decrease of $200,000, or 1%, from net sales of $18,606,000 in the third quarter of fiscal 2010.  A 9% decrease in tons sold outweighed the benefit from a higher average net selling price. Net sales of co-packaged cat litter, fluid purification and animal health and nutrition products decreased, while net sales of agricultural chemical carrier products increased.  Our co-packaged traditional coarse cat litter net sales decreased 10% due to the continued decline of the coarse cat litter market as a whole. Net sales of fluid purification products decreased 3% with 9% fewer tons sold in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.  A decline in sales of fluid purification products used in biodiesel and jet fuel production outweighed higher sales for products used in palm oil and other edible oil processing.  Animal health and nutrition products net sales decreased 12% compared to the third quarter of fiscal 2010. A decline in sales of our enterosorbent products, due primarily to a sales disruption during a distribution process change in certain foreign markets, outweighed an increase in sales of traditional animal health products.  Net sales of agricultural chemical carrier products increased 23% with 6% more tons sold. Sales of our traditional agricultural products increased compared to the historical low levels that occurred due the downturn in the agricultural chemical carriers market during fiscal 2010. Our new engineered granule product also provided some incremental sales for the third quarter of fiscal 2011.

The Business to Business Products Group’s segment operating income for the third quarter of fiscal 2011 was $4,819,000, a decrease of $702,000, or 13%, from operating income of $5,521,000 in the third quarter of fiscal 2010.  This decrease in segment operating income was driven by an increase of approximately 12% for combined freight, materials and packaging costs.  Freight costs increased approximately 24% due primarily to higher diesel fuel prices.  Material costs increased approximately 9% as higher non-fuel manufacturing costs more than offset the lower cost of fuel used in manufacturing.  See further discussion of manufacturing costs under Consolidated Results below.  Packaging costs also increased 5% due to fluctuations in the price of paper and resin.  Selling, general and administrative expenses for the Group were up 2% compared to the third quarter of fiscal 2010 due primarily to increased product promotion, travel and technical support costs for our fluid purification products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the third quarter of fiscal 2011 were $37,132,000, a decrease of $521,000, or 1%, from net sales of $37,653,000 in the third quarter of fiscal 2010. A 7% decrease in tons sold for the Group outweighed the benefits from a higher average net selling price and a higher proportion of sales from higher priced products. Net sales were down for our cat litter and industrial absorbents products, as well as for our foreign subsidiaries, as described under Foreign Operations below.  Cat litter net sales were down approximately 1% due to 6% fewer tons sold.  Net sales of private label cat litter in the third quarter of fiscal 2011 were 8% lower than in the same period in the prior year due to the continued decline of the coarse cat litter market as a whole. This decrease was partially offset by an increase of approximately 4% for net sales of branded cat litter, including higher sales to Wal-Mart. Wal-Mart has continued to reinstate our branded scoopable litter in a limited number of stores following the reduction in the number of cat litter brands carried, including ours, in the first quarter of fiscal 2010. We believe orders received at the end of the third quarter of fiscal 2011 will further reinstate our branded litter at Wal-Mart during the fourth quarter to a number of points of distribution comparable to fiscal 2009 levels.  Industrial absorbents net sales decreased 1% compared to the third quarter of fiscal 2010 due primarily to an 8% decrease in tons sold that outweighed a higher average net selling price.

The Retail and Wholesale Products Group’s segment operating income for the third quarter of fiscal 2011 was $2,311,000, a decrease of $840,000, or 27%, from operating income of $3,151,000 in the third quarter of fiscal 2010.  The decrease was primarily due to higher costs and the lower net sales described above.  The Group’s combined freight, materials and packaging costs increased approximately 7% compared to the third quarter of fiscal 2010.  Packaging costs increased 12% due to fluctuations in the price of paper and resin. Freight costs increased approximately 10% due primarily to higher diesel fuel prices.  Material costs increased approximately 2% as higher non-fuel manufacturing costs more than offset the lower cost of fuel used in manufacturing.  See further discussion of manufacturing costs under Consolidated Results below. Selling, general and administrative expenses for the Group were up 8% compared to the third quarter of fiscal 2010 due primarily to increased spending for new product market research and promotion development.

During the third quarter of fiscal 2011, we made substantial outlays for capital investment and for new product marketing in anticipation of a new product launch in early fiscal 2012. We will continue to invest heavily in marketing activities throughout the new product introduction in fiscal 2012. We anticipate such spending thereafter will be higher than historic levels, but lower than in fiscal 2012. We do not anticipate the new product to positively impact earnings until fiscal 2013; however, consolidated earnings for fiscal 2012 are expected to be approximately equal to fiscal 2011.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the third quarter of fiscal 2011 was 21%, compared to 23% in the third quarter of fiscal 2010.  Gross profit was negatively impacted by the higher materials, packaging and freight costs. The increase in packaging and freight costs are described in the operating segment discussions above. Material costs were negatively impacted by a 10% increase in non-fuel manufacturing cost per ton produced, which includes depreciation and amortization.  This increase was driven primarily by increased manufacturing of products that required purchased additives, fragrances and other materials.  Labor and benefits costs also increased compared to the prior year.  These increased costs exceeded the benefit from a 15% lower cost for fuel used in our manufacturing processes.  We use natural gas, fuel oil and coal in the manufacturing process to operate kilns that dry our clay.  As described in Item 3. Quantitative and Qualitative Disclosures About Market Risk below, we have contracted for a portion of our planned fuel needs for both fiscal 2011 and 2012.

Selling, general and administrative expenses as a percentage of net sales for the third quarter of fiscal 2011 were 16%, compared to 17% for the third quarter of fiscal 2010. The discussions of the Groups’ operating income above describe the fluctuation in the selling, general and administrative expenses that were allocated to the operating segments.  The remaining unallocated corporate expenses in the third quarter of fiscal 2011 included a lower estimated annual incentive plan bonus accrual.  The incentive bonus expense was based on performance targets that are established for each fiscal year.  The lower bonus expense was partially offset by increased depreciation expense for computer software and equipment, outside legal fees and additional compensation expense related to restricted stock awards.

Interest expense was $213,000 higher for the third quarter of fiscal 2011 compared to the same period in fiscal 2010.  Interest expense increased due to the discontinued capitalization of interest for a product-related capital project and additional interest on new debt issued in the third quarter of fiscal 2011.  See Liquidity and Capital Resources below for more information on the new debt.  Interest income was $8,000 higher in the third quarter of fiscal 2011 due to additional interest received on higher average investment balances at a higher average interest rate that exceeded the reduction in interest earned on a lease receivable.

Our effective tax rate was 29% of pre-tax income in the third quarter of fiscal 2011 compared to the 26% effective tax rate for the full year of fiscal 2010.  The effective tax rate for fiscal 2011 is based on the projected composition and level of our taxable income for the year.  The tax rate in fiscal 2010 reflected the utilization of prior period Alternative Minimum Tax credits.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first nine months of fiscal 2011 were $9,239,000, a decrease of 13% from net sales of $10,621,000 during the first nine months of fiscal 2010.  Net sales by our foreign subsidiaries represented 5% and 6% of our consolidated net sales during the first nine months of fiscal 2011 and 2010, respectively.  Net sales declined 21% for our United Kingdom subsidiary and 11% for our Canadian subsidiary.  Net sales of bleaching earth and industrial absorbents by our United Kingdom subsidiary continued to weaken in industrial markets. Cat litter sales were lower for our Canadian subsidiary due to the loss of a customer and lower sales to existing customers.  The impact of this sales decline was lessened by the relative strength of the Canadian Dollar compared to the U.S. Dollar.  The Canadian Dollar was about 5% stronger on average against the U.S. Dollar for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010, which resulted in higher sales values after translation to U.S. Dollars.

For the first nine months of fiscal 2011, our foreign subsidiaries reported a net loss of $439,000, compared to a net loss of $152,000 reported in the first nine months of fiscal 2010.  The decrease in the net income was due primarily to lower sales and increased costs for freight, purchased materials and labor, which were partially offset by the foreign currency exchange gain described above.

Identifiable assets of our foreign subsidiaries as of April 30, 2011 were $9,832,000 compared to $9,455,000 as of April 30, 2010.  The increase is primarily due to higher cash and cash equivalents and accounts receivable, which were partially offset by lower inventories and a reduction in net fixed assets.

Net sales by our foreign subsidiaries during the third quarter of fiscal 2011 were $3,059,000, a decrease of 3% from net sales of $3,159,000 during the third quarter of fiscal 2010.  Net sales by our foreign subsidiaries represented 6% of our consolidated net sales during the third quarters of both fiscal years 2011 and 2010.  Net sales declined 8% for United Kingdom subsidiary and 2% for our Canadian subsidiary.  Net sales of bleaching earth and industrial absorbents by our United Kingdom subsidiary continued to weaken in industrial markets. Cat litter sales were lower for our Canadian subsidiary due to the loss of a customer and lower sales to existing customers.  The impact of this sales decline was lessened by the relative strength of both the Canadian Dollar and the British Pound compared to the U.S. Dollar.  The British Pound was 6% stronger and the Canadian Dollar was about 5% stronger on average against the U.S. Dollar for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, which resulted in higher sales values after translation to U.S. Dollars.

For the third quarter of fiscal 2011, our foreign subsidiaries reported a net loss of $77,000, compared to a net loss of $332,000 in the third quarter of fiscal 2010. The third quarter of fiscal 2011 benefited from the foreign currency exchange gain described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, the purchasing and upgrading of real estate, equipment and facilities, funding new product development and investing in infrastructure and potential acquisitions.  We principally have used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements.  Cash and cash equivalents decreased $3,310,000 during the first nine months of fiscal 2011 to $15,452,000 at April 30, 2011.

The following table sets forth certain elements of our unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	April 30, 2011	April 30, 2010
Net cash provided by operating activities	$11,120	$20,096
Net cash used in investing activities	(24,982)	(3,593)
Net cash provided by (used in) financing activities	10,807	(6,599)
Effect of exchange rate changes on cash and cash equivalents	(255)	(104)
Net (decrease) increase in cash and cash equivalents	$(3,310)	$9,800

Net cash provided by operating activities

Net cash provided by operations was $11,120,000 for the first nine months of fiscal 2011, compared to $20,096,000 for the first nine months of fiscal 2010.  The change was due primarily to working capital fluctuations.  For the first nine months of fiscal years 2011 and 2010, the primary components of working capital that impacted operating cash flows were as follows:

Accounts receivable, less allowance for doubtful accounts, decreased $909,000 in the first nine months of fiscal 2011 due to lower sales in the last month of the third quarter of fiscal 2011 compared to the last month of the fourth quarter of fiscal 2010. Accounts receivable, less allowance for doubtful accounts, decreased $2,279,000 in the first nine months of fiscal 2010 due to lower sales in the third quarter of fiscal 2010 compared to sales in the fourth quarter of fiscal 2009. The change in both periods is also subject to timing of sales and collections and the payment terms provided to various customers.

Inventories increased $2,308,000 in the first nine months of fiscal 2011 compared to a decrease of $405,000 in the same period in fiscal 2010.  Finished goods and packaging inventories increased in the first nine months of fiscal 2011 due to higher costs. Packaging inventories also increased in anticipation of a new product launch. In the first nine months of fiscal 2010, packaging inventories decreased primarily due to lower sales requirements and lower costs.  Partially offsetting these decreases was an increase in finished goods inventory due primarily to mix of products.

Prepaid expenses increased $344,000 in the first nine months of fiscal 2011 and decreased $442,000 in the first nine months of fiscal 2010.  The increase in prepaid insurance outweighed the decrease in prepaid repair expense in the first nine months of fiscal 2011, while the opposite occurred over the same period in fiscal 2010.  Prepaid repair expense decreased in both periods due to the timing of repairs and the ongoing efforts to improve spare parts inventory management.  The timing of insurance premium payments resulted in an increase in prepaid expenses in both years.

Other assets increased $30,000 in the first nine months of fiscal 2011 and decreased $491,000 in the first nine months of fiscal 2010.  The increase in the first nine months of fiscal 2011 included capitalized costs related to the issuance of new debt and an increase in the cash surrender value of life insurance on key employees.  The decrease in the first nine months of fiscal 2010 included the reclassification of the current portion of a lease receivable, which was partially offset by an increase in the cash surrender value of life insurance on key employees. The change in other assets for both periods included the effect of currency exchange rate fluctuations on non-cash assets held by our foreign subsidiaries. The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar resulted in a larger decrease in other assets in the first nine months of fiscal 2011 compared to the same period in fiscal 2010.

Accounts payable increased $1,492,000 in the first nine months of fiscal 2011 compared to an increase of $1,114,000 in the first nine months of fiscal 2010.  Trade payables increased in fiscal 2011 due to higher costs for goods and services used in the manufacture of our products. Both years were subject to normal fluctuations in the timing of payments.

Accrued expenses decreased $1,629,000 in the first nine months of fiscal 2011 compared to an increase of $1,729,000 in the first nine months of fiscal 2010.  Accrued salaries decreased in the first nine months of fiscal 2011 and increased in the same period of fiscal 2010. Accrued salaries included the discretionary bonus accrual, which in both years decreased by the payout of the prior fiscal year’s bonus accrual and increased by the current fiscal year’s first nine month bonus accrual.  The prior year bonus paid out in fiscal 2011 was greater than the bonus paid out in fiscal 2010.  In addition, the bonus amount accrued for the first nine months of fiscal 2011 was less than the amount accrued for the same period in fiscal 2010.  Accrued freight varied in both years due to the timing of payments and shipments at quarter-end, which resulted in a larger increase for the first nine months of fiscal 2010. Accrued promotions also varied due to timing of marketing activities. Other accrued expenses for the first nine months of fiscal 2011 included a high health insurance accrual. Other accrued expenses for the first nine months of fiscal 2010 included lower interest payable.

Deferred compensation increased $86,000 in the first nine months of fiscal 2011 compared to an increase of $611,000 in the first nine months of fiscal 2010.  The first payout of an executive deferred bonus award under our annual incentive plan occurred during the first nine months of fiscal 2011.  In the first nine months of both fiscal 2011 and 2010, employee deferrals and interest on accumulated deferred compensation balances exceeded payouts.

Other liabilities decreased $18,000 in the first nine months of fiscal 2011 compared to an increase of $354,000 in the first nine months of fiscal 2010.  Postretirement benefits accruals increased in both periods; however, the increase in the first nine months of fiscal 2010 was greater than in the same period in fiscal 2011. The change in other liabilities also included the effect of currency exchange rate fluctuations on the liabilities of our foreign subsidiaries. The fluctuation in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar resulted in a larger decrease in other liabilities in the first nine months of fiscal 2011 compared to the same period of fiscal 2010.

Net cash used in investing activities

Cash used in investing activities was $24,982,000 in the first nine months of fiscal 2011 compared to $3,593,000 in the first nine months of fiscal 2010.  Purchases of investment securities were $14,914,000 greater than dispositions in the first nine months of fiscal 2011 due to the investment of cash received from the issuance of new debt.  In the first nine months of fiscal 2010, dispositions of investment securities exceeded purchases by $4,007,000.  Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities.  Cash used for capital expenditures of $10,210,000 in the first nine months of fiscal 2011 included new product-related projects at our manufacturing facilities, replacement of machinery and land purchases. Capital expenditures for the same period in fiscal 2010 of $7,945,000 included approximately $3,000,000 to purchase land and mineral rights near our Georgia production plant.

Net cash provided by (used in) financing activities

Cash provided by financing activities was $10,807,000 in the first nine months of fiscal 2011 compared to cash used in financing activities of $6,599,000 in the first nine months of fiscal 2010.  Issuance of new debt during the first nine months of fiscal 2011 provided $18,500,000 in additional cash.  Payments on long-term debt in the first nine months of fiscal 2011 were $3,500,000 compared to $3,200,000 in the first nine months of fiscal 2010.  Dividend payments in the first nine months of fiscal 2011 of $3,158,000 were higher than the $2,995,000 paid during the same period of fiscal 2010 due to a dividend rate increase.  In addition, cash used to purchase treasury stock was $2,474,000 and $2,028,000 in the first nine months of fiscal 2011 and 2010, respectively.  Proceeds from issuance of Common Stock and treasury stock in connection with stock option exercises were $1,016,000 and $1,177,000 in the first nine months of fiscal 2011 and 2010, respectively.

Other

Total cash and investment balances held by our foreign subsidiaries of $2,328,000 at April 30, 2011 were higher than the April 30, 2010 balances of $1,808,000 due to a reduction in working capital.  Current liabilities were higher at April 30, 2011 compared to April 30, 2010, while assets, excluding cash and investments, were slightly lower.

We have a $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) which will expire December 31, 2011.  The credit agreement provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris.  At April 30, 2011, the variable rates would have been 3.25% for Harris’ prime-based rate or 1.40% for LIBOR-based rate.  The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to dispose of assets.  The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth.  We did not borrow under this credit facility during the nine months ended April 30, 2011 or 2010 and we were in compliance with its covenants.

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

As of April 30, 2011, we had remaining authority to repurchase 366,877 shares of common stock under a repurchase plan approved by the Board of Directors.  These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions and the timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility, proceeds from our sale of senior promissory notes and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures and debt service obligations for at least the next 12 months.  We expect cash requirements for capital expenditures in fiscal 2011 to be significantly higher than in fiscal 2010 due to projects at our manufacturing facilities related to the planned launch of new products early in fiscal 2012. In addition, we intend to spend significantly for marketing activities throughout the new product introduction in fiscal 2012 and we anticipate such spending thereafter will be higher than historic levels. Our capital requirements are subject to change as business conditions warrant and opportunities arise.  Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors.  The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments at April 30, 2011 for the time frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$33,300,000	$3,600,000	$7,300,000	$7,000,000	$15,400,000
Interest on Long-Term Debt	5,700,000	1,100,000	1,700,000	1,400,000	1,500,000
Capital Leases	48,000	48,000	—	—	—
Operating Leases	11,800,000	2,900,000	3,700,000	2,200,000	3,000,000
Unconditional Purchase Obligations	1,147,000	1,147,000	—	—	—
Total Contractual Cash Obligations	$51,995,000	$8,795,000	$12,700,000	$10,600,000	$19,900,000

In the third quarter of fiscal 2011, we made a contribution of approximately $1,281,000 to our defined benefit pension plan.  We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

The unconditional purchase obligations in the table above include forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2011.  As of April 30, 2011, the remaining purchase obligations were $1,013,000 for 200,000 MMBtu for fiscal 2011 and $134,000 for 30,000 MMBtu for fiscal 2012.  These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$28,200,000	$25,310,000	$2,180,000	$710,000	—

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

In May 2011, the FASB issued guidance under ASC 820, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. These amendments clarify FASB's intent about the application of existing fair value measurement and disclosure requirements and change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  We are currently evaluating the impact this Statement will have on our Consolidated Financial Statements beginning with our Quarterly Report on Form 10-Q for the quarter ending January 31, 2012.

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

We are exposed to commodity price risk with respect to fuel.  We have contracted for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices.  As of April 30, 2011, we have purchased natural gas contracts representing approximately 34% of our planned kiln fuel needs for fiscal 2011.  We estimate the weighted average cost of these natural gas contracts in fiscal 2011 to be approximately 14% lower than the contracts in fiscal 2010; however, this average will change if we continue to buy natural gas contracts.  We also purchased some contracts for our fiscal 2012 fuel requirements to take advantage of declines in natural gas prices. All contracts are related to the normal course of business and no contracts are entered into for speculative purposes.

The tables below provide information about our natural gas purchase contracts, which are sensitive to changes in commodity prices, specifically natural gas prices.  For the purchase contracts outstanding at April 30, 2011, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2011 and July 31, 2012.  The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on June 1, 2011.

Commodity Price Sensitivity Natural Gas Future Contracts For the Three Months Ending July 31, 2011
	Expected 2011 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	200,000	—
Weighted Average Price (Per MMBtu)	$5.07	—
Contract Amount ($ U.S., in thousands)	$1,013.2	$887.0

Commodity Price Sensitivity Natural Gas Future Contracts For the Twelve Months Ending July 31, 2012
	Expected 2012 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	30,000	—
Weighted Average Price (Per MMBtu)	$4.47	—
Contract Amount ($ U.S., in thousands)	$134.2	$140.0

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q.  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer ("CAO").  Based upon the controls evaluation, our CEO, CFO and CAO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO, CFO and CAO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO, CFO and CAO, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

Items 1, 1A, and 3 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2011, we did not sell any securities which were not registered under the Securities Act.  The following chart summarizes Common Stock repurchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES [1]
For the Three Months Ended April 30,	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]

February 1, 2011 to February 28, 2011	14,218	$19.73	14,218	116,877

March 1, 2011 to March 31, 2011	—	$—	—	366,877

April 1, 2011 to April 30, 2011	—	$—	—	366,877

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

2 On October 10, 2005, our Board of Directors authorized the repurchase of up to 500,000 shares of Common Stock, with repurchases to be made from time to time in the discretion of our management and in accordance with applicable laws, rules and regulations.  On March 11, 2010 and also on March 11, 2011, our Board of Directors authorized the repurchase of an additional 250,000 shares of Common Stock.  These authorizations do not have a stated expiration date.  The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under these authorizations.  We do not have any current authorization from our Board of Directors to repurchase shares of Class B Stock, and no shares of Class A Common Stock are currently outstanding.

ITEM 5.  OTHER INFORMATION

Our mining operations are subject to regulation by the Mine Safety and Health Administration under authority of the Federal Mine Safety and Health Act of 1977, as amended.  Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the recently proposed Item 106 of Regulation S-K is included in Exhibit 99.1 to this quarterly report.

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

Dated:  June 7, 2011

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