Form 10-K
period 2011-07-31
OIL DRI CORP OF AMERICA
filed 2011-10-12
CIK 74046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 31, 2011 was $94,874,000.

Number of shares of each class of Oil-Dri’s capital stock outstanding as of September 30, 2011:

          Common Stock – 5,110,925 shares

          Class B Stock – 2,048,118 shares

          Class A Common Stock – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference: Oil-Dri’s Proxy Statement for its 2011 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) not later than November 28, 2011 (120 days after the end of Oil-Dri’s fiscal year ended July 31, 2011), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

CONTENTS (CONTINUED)

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

TRADEMARK NOTICE

Agsorb, Calibrin, Cat’s Pride, ConditionAde, Flo-Fre, Jonny Cat, KatKit, Oil-Dri, Pel-Unite, Perform, Poultry Guard, Pro Mound, Pure-Flo, Rapid Dry, Select, Terra-Green, and Ultra-Clear are all registered trademarks of Oil-Dri Corporation of America or of its subsidiaries. Pro’s Choice, Saular, Verge, Fresh & Light and Resorb are trademarks of Oil-Dri Corporation of America. Fresh Step is a registered trademark of The Clorox Company.

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

GENERAL BUSINESS DEVELOPMENTS

During fiscal 2011, our commitment to provide valuable products to our customers was rewarded with higher sales. Our efforts to add value to our products focused on new product development and promotion and on existing product improvements. The Retail and Wholesale Products Group saw increased sales of established branded cat litters and the development and introduction of our new Cat's Pride Fresh & Light cat litter product in the fourth quarter. Our Business to Business Products Group also experienced increased sales of our fluid purification and traditional agricultural products and of Verge, our engineered granule product that we introduced late in fiscal 2010. We were challenged by higher costs related to commodities, depreciation and labor which, combined with increased spending for product market research and promotion development, resulted in lower operating margins and overall results. We issued new debt, continued to invest in our capital assets and maintained a strong consolidated balance sheet during fiscal 2011. For more information on recent business developments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

PRINCIPAL PRODUCTS

We are a leader in developing, manufacturing and marketing sorbent products. Our sorbent products are principally produced from clay minerals, primarily consisting of montmorillonite and attapulgite and, to a lesser extent, other clay-like sorbent materials, such as Antelope shale, which we refer to collectively as our "clay" or our "minerals". Our sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of our absorbent clay products are Cat’s Pride and Jonny Cat branded premium cat litter, as well as other private label cat litters. We also produce Oil-Dri branded floor absorbents, Agsorb and Verge agricultural chemical carriers and ConditionAde, Calibrin and Pel-Unite animal feed binders. Adsorbent products attract impurities in liquids, such as metals and surfactants, and form low-level chemical bonds. Examples of our adsorbent products are Oil-Dri synthetic sorbents, which are used for industrial cleanup, and Pure-Flo, Perform and Select bleaching clay products, which act as a filtration media for edible oils, fats and tallows. Also, our Ultra-Clear product serves as a clarification aid for petroleum-based oils and by-products. Both our absorbent and adsorbent products are described in more detail below.

Cat Litter Products

We produce two types of cat litter products, traditional coarse and scoopable, both of which have absorbent and odor controlling characteristics. Scoopable litters have the additional characteristic of clumping when exposed to moisture, allowing the consumer to selectively dispose of the used portion of the litter. Our coarse and scoopable products are sold under our Cat’s Pride and Jonny Cat brand names. We also package and market Cat’s Pride Kat Kit and Jonny Cat cat litter in a disposable tray, as well as Cat's Pride and Jonny Cat litter pan liners. We manufacture Fresh Step brand coarse cat litter for The Clorox Company (“Clorox”). We also produce private label cat litters for other customers that are sold through independent food brokers and our sales force to major retail outlets.

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

Industrial and Automotive Sorbent Products

We manufacture products from clay, polypropylene and recycled cotton materials that absorb oil, grease, water and other types of spills. These products are used in industrial, home and automotive environments. Our clay-based sorbent products, such as Oil-Dri branded floor absorbent, are used for floor maintenance in industrial applications to provide a non-slip and nonflammable surface for workers. These floor absorbents are used in automotive repair facilities and car dealerships to absorb oil and grease. They are also used in home applications in garages and driveways. Our Oil-Dri branded polypropylene-based and cotton-based products are sold in various forms, such as pads, rolls, socks, booms and spill kits. These products are used to absorb oil, grease, water and most chemical spills.

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

Agricultural and Horticultural Products

We produce a wide range of granular and powdered mineral absorbent products that are used as carriers for crop protection chemicals, agricultural drying agents, bulk processing aids, growing media components and seed enhancement media. Our brands include: Agsorb, an agricultural chemical carrier and drying agent; Verge, an engineered granule agricultural chemical carrier; Flo-Fre, a highly absorbent microgranule flowability aid; and Terra-Green, a growing media supplement.

Agsorb and Verge carriers are used as an alternative to agricultural sprays. The clay granules absorb crop protection chemicals and are then delivered directly into, or on top of, the ground providing a more precise application than chemical sprays. Verge carriers are spherical, uniform-sized granules with very low dust. Agsorb drying agent is blended into fertilizer-pesticide blends applied by farmers to absorb moisture and improve flowability. Agsorb also acts as a flowability aid for fertilizers and chemicals used in the lawn and garden market. Flo-Fre microgranules are used by grain processors and other large handlers of bulk products to soak up excess moisture preventing caking. We employ technical sales people to market agricultural products in the United States.

Animal Health and Nutrition Products

We produce several products used in the livestock feed industry. Calibrin and ConditionAde branded enterosorbent products are used in animal feed to absorb naturally-occurring mycotoxins in the feed and thereby improve animal health and productivity. Pel-Unite and Pel-Unite Plus are specialized animal feed binders used in the manufacture of pelleted feeds. These products are sold through a network of feed products distributors in the United States and primarily through exclusive distribution agreements with animal health and nutrition products distributors in Latin America, Africa and Asia.

Sports Products

Pro’s Choice sports field products are used on baseball, football and soccer fields. Pro’s Choice soil conditioners are used in field construction or as top dressing to absorb moisture, suppress dust and improve field performance. Pro Mound packing clay is used to construct pitcher’s mounds and batter’s boxes. Rapid Dry drying agent is used to dry up puddles and slick spots after rain. Sports field products are used at all levels of play, including professional, college and high school and on municipal fields. These products are sold through a network of distributors specializing in sports turf products.

BUSINESS SEGMENTS

We have two reportable operating segments for financial reporting derived from the different characteristics of our two major customer groups: Retail and Wholesale Products Group and Business to Business Products Group. The Retail and Wholesale Products Group customers include mass merchandisers, wholesale clubs, drugstore chains, pet specialty retail outlets, dollar stores, retail grocery stores, distributors of industrial cleanup and automotive products, environmental service companies and sports field product users. The Business to Business Products Group customers include processors and refiners of edible oils, petroleum-

based oils and biodiesel fuel, manufacturers of animal feed and agricultural chemicals and marketers of consumer products.

Beginning in fiscal 2011, our sports field products were included in the Retail and Wholesale Products Group to reflect a change in management organization intended to better serve our customers. Certain financial information on both segments is contained in Note 2 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference. Prior year segment information has been restated to reflect this change.

We do not manage our business, allocate resources or generate revenue data by product line. Any of our products may be sold in one or both of our operating segments. Information concerning total revenue of classes of similar products accounting for more than 10% of consolidated revenues in any of the last three fiscal years is not separately provided because it would be impracticable to do so.

FOREIGN OPERATIONS

Our wholly-owned subsidiary, Oil-Dri Canada ULC, is a manufacturer and marketer of branded and private label cat litter in the Canadian market place. Among its leading brands are Saular, Cat’s Pride and Jonny Cat. Our Canadian business also sells industrial granule floor absorbents, synthetic polypropylene sorbent materials and agricultural chemical carriers.

Our wholly-owned subsidiary, Oil-Dri (U.K.) Limited, is a manufacturer and marketer of industrial floor absorbents and cat litter. These products are marketed in the United Kingdom and Western Europe. Oil-Dri (U.K.) Limited also sells synthetic polypropylene sorbent materials, filtration units and plastic containment products.

Our wholly-owned subsidiary, Oil-Dri SARL, is a Swiss company that performs various management, customer service and administrative functions for international business of our domestic operations.

Our foreign operations are subject to the normal risks of doing business overseas, such as currency devaluations and fluctuations, restrictions on the transfer of funds and import/export duties. We were not materially impacted by these foreign currency fluctuations in any of our last three fiscal years. Certain financial information about our foreign and domestic operations is contained in Note 2 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (“Walmart”) and its affiliates accounted for approximately 21%, 20% and 26% of our total net sales for the fiscal years ended July 31, 2011, 2010 and 2009, respectively. Walmart is a customer in our Retail and Wholesale Products Group segment. During fiscal 2011, Walmart reinstated our branded scoopable litter following the reduction in the number of cat litter brands carried, including ours, during the first quarter of fiscal 2010. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales; however, sales to Clorox (a customer in our Business to Business Products Group) and its affiliates accounted for approximately 8%, 9% and 8% of total net sales for fiscal years 2011, 2010 and 2009, respectively. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customer other than those described in this paragraph would not be expected to have a material adverse effect on our business.

COMPETITION

Price, service, marketing, technical support, product quality and delivery are the principal methods of competition in our markets and competition has historically been very vigorous. Some of our competitors are large companies whose financial resources are substantially greater than ours.

In our Retail and Wholesale Products Group, we have six principal competitors, including one which is also a customer of ours. The cat litter market has been stable in recent years. Scoopable products have a majority of the cat litter market share followed by traditional coarse products. The overwhelming majority of all cat litter is mineral based; however, cat litters based on alternative strata such as paper, various agricultural waste products and silica gels have earned niche positions. The consumer trend away from regional grocery stores towards large national retailers, such as supercenter-type stores, dollar stores and pet specialty stores, has presented competitive challenges as well as opportunities. These stores enjoy substantial negotiating leverage over their suppliers, including us; however, our operations support nation-wide distribution, which gives us a potential advantage over smaller and regional manufacturers in selling to these stores.

In the Business to Business Products Group, we have 15 principal competitors. The agricultural chemical carrier portion of this segment has experienced competition from new technologies in the agricultural and horticultural markets. The bleaching clay and fluids clarification aid portion of this Group operates in a highly cost competitive global marketplace. Product performance is also a primary competitive factor for these products. The animal health portion of this Group also operates in a global marketplace with price and performance competition from multi-national and local competitors.

PATENTS

We have obtained or applied for patents for certain of our processes and products sold to customers in both the Retail and Wholesale Products Group and the Business to Business Products Group. These patents expire at various times, beginning in February 2013. We expect no material impact on our business from the expiration of patents in the next year.

BACKLOG; SEASONALITY

At July 31, 2011, 2010 and 2009, our backlog of orders was approximately $5,145,000, $6,368,000, and $6,015,000, respectively. The value of backlog orders is determined by the number of tons on backlog order and the net selling prices. All backlog orders are expected to be filled within the next 12 months. We consider our business, taken as a whole, to be only moderately seasonal; however, business activities of certain customers (such as agricultural chemical manufacturers) are subject to such seasonal factors as crop acreage planted and product formulation cycles.

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

RESERVES

We mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California; we also have reserves in Nevada, Oregon and Tennessee. We estimate our proven mineral reserves are approximately 151,080,000 tons in aggregate and our probable reserves are approximately 146,835,000 tons in aggregate, for a total of 297,915,000 tons of mineral reserves. Based on our rate of consumption during fiscal year 2011, and without regard to any of our reserves in Nevada, Oregon and Tennessee, we consider our proven reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, is reflected at cost on our balance sheet.

It is our policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. We have a program of exploration for additional reserves and, although reserves have been acquired, we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During the fiscal year ended July 31, 2011, we utilized these reserves to produce a majority of the sorbent products that we sold.

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

MINING OPERATIONS

We have conducted mining operations in Ripley, Mississippi since 1963, in Ochlocknee, Georgia since 1968, in Blue Mountain, Mississippi since 1989, in Mounds, Illinois since 1998 and in Taft, California since 2002. Our clay is surface mined on a year-round basis, generally using large earth moving scrapers, bulldozers, excavators or off-road trucks to remove overburden (non-usable material), and then loaded into dump trucks with backhoes or front end loaders for movement to the processing facilities. The mining and hauling of our clay is performed by us and by independent contractors. Our current operating mines range in distance from immediately adjacent to approximately 13 miles from the related processing plants. Processing facilities are generally accessed from the mining areas by private roads and in some instances by public highways. Each of our processing facilities maintains inventories of unprocessed clay of approximately one week of production requirements. See Item 2 “Properties” below for additional information regarding our mining properties and operations.

The following schedule summarizes the net book value of land and other plant and equipment for each of our manufacturing facilities:

	Land	Plant and Equipment
	(in thousands)
Ochlocknee, Georgia	$8,497	$15,703
Ripley, Mississippi	$1,773	$12,263
Mounds, Illinois	$1,545	$4,110
Blue Mountain, Mississippi	$878	$11,211
Taft, California	$1,391	$3,576

EMPLOYEES

As of July 31, 2011, we employed 815 persons, 54 of whom were employed by our foreign subsidiaries. Our corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 48 of our employees in the U.S. and approximately 26 of our employees in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations to be satisfactory.

ENVIRONMENTAL COMPLIANCE

Our mining and manufacturing operations and facilities in Georgia, Mississippi, California and Illinois are required to comply with state surface mining and wetland statutes. These domestic locations and our Canadian operations are subject to various federal, state and local statutes, regulations and ordinances which govern the discharge of materials, water and waste into the environment or otherwise regulate our operations. In recent years, environmental regulation has grown increasingly stringent, a trend that we expect will continue. We endeavor to be in compliance at all times and in all material respects with all applicable environmental controls and regulations. As a result, expenditures relating to environmental compliance have increased over the years; however, these expenditures have not been material. As part of our ongoing environmental compliance activities, we incur expenses in connection with reclaiming exhausted mining sites. Historically, reclamation expenses have not had a material effect on our cost of sales.

In addition to the environmental requirements relating to mining and manufacturing operations and facilities, there is increasing federal and state regulation with respect to the content, labeling, use, and disposal after use, of various products that we sell. We endeavor to be in compliance at all times and in all material respects with those regulations and to assist our customers in that compliance.

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

ENERGY

We use natural gas, recycled oil and coal as permitted for energy sources in the processing of our clay products. Consistent with prior years, we have switched among the various energy sources during certain months due to seasonal availability and cost. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below with respect to our use of forward contracts.

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

We spent approximately $1,933,000, $1,826,000, and $2,099,000 during the fiscal years ended July 31, 2011, 2010 and 2009, respectively, for research and development. None of this research and development was customer sponsored, and all research and development costs are expensed in the period in which incurred. See Note 1 of the Notes to the Consolidated Financial Statements.

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

ITEM 1A – RISK FACTORS

We seek to identify, manage and mitigate risks to our business, but risk and uncertainty cannot be eliminated or necessarily predicted. You should consider the following factors carefully, in addition to other information contained in this Annual Report on Form 10-K, before deciding to purchase our securities.

Risks Related to our Business

Our future growth and financial performance depend in large part on successful new product introductions.

A significant portion of our net sales comes from the sale of mature products, such as coarse cat litter, floor absorbent and agricultural chemical carriers, which have had little or no volume growth (in fact, several have had volume declines) in recent fiscal years. Our future growth and financial performance will require that we successfully introduce new products or extend existing product offerings to meet emerging customer needs, technological trends and product market opportunities. We cannot be certain that we will achieve these goals. The development and introduction of new products generally require substantial and effective research, development and marketing expenditures, some or all of which may be unrecoverable if the new products do not gain market acceptance. New product development itself is inherently risky, as research failures, competitive barriers arising out of the intellectual property rights of others, launch and production difficulties, customer rejection and unexpectedly short product life cycles may occur even after substantial effort and expense on our part. Even in the case of a successful launch of a new product, the ultimate benefit we realize may be uncertain if the new product “cannibalizes” sales of our existing products beyond expected levels.

We face intense competition in our markets.

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including price, customer service and technical support, product quality and delivery. Some of our competitors, particularly in the sale of cat litter (the largest product in our Retail and Wholesale Products Group), are much larger and have substantially greater financial resources. The competition in the future may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. If we fail to compete successfully based on these or other factors, our business, financial condition and future financial results could be materially and adversely affected.

Our periodic results may be volatile.

Our operating results have varied on a quarterly basis during our operating history and are likely to fluctuate significantly in the future. Our expense levels are based, in part, on our expectations regarding future net sales, and many of our expenses are fixed, particularly in the short term. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of net sales in relation to our expectations could negatively affect our quarterly operating results. Our operating results may be below the expectations of our investors as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include:

•	fluctuating demand for our products and services;

•	size and timing of sales of our products and services;

•	the mix of products with varying profitability sold in a given quarter;

•
changes in our operating costs including raw materials, energy, transportation, packaging, overburden removal, trade spending and marketing, wages and other employee-related expenses such as health care costs, and other costs;

•	our ability to anticipate and adapt to rapidly changing conditions;

•	introduction of new products and services by us or our competitors;

•	our ability to successfully implement price increases and surcharges, as well as other changes in our pricing policies or those of our competitors;

•	variations in purchasing patterns by our customers;

•	the ability of major customers and other debtors to meet their obligations to us as they come due;

•	our ability to successfully manage regulatory, intellectual property, tax and legal matters;

•	the incurrence of restructuring, impairment or other charges; and

•	general economic conditions and specific economic conditions in our industry and the industries of our customers.

Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of our future performance.

Acquisitions involve a number of risks, any of which could cause us not to realize the anticipated benefits.

We intend from time to time to strategically explore potential opportunities to expand our operations and reserves through acquisitions. Identification of good acquisition candidates is difficult and highly competitive. If we are unable to identify attractive acquisition candidates, complete acquisitions, and successfully integrate the companies, businesses or properties that we acquire, our profitability may decline and we could experience a material adverse effect on our business, financial condition, or operating results. Acquisitions involve a number of inherent risks, including:

•
uncertainties in assessing the value, strengths, and potential profitability of acquisition candidates, and in identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental or mining safety liabilities), of those candidates;

•	the potential loss of key customers, management and employees of an acquired business;

•	the ability to achieve identified operating and financial synergies anticipated to result from an acquisition;

•	problems that could arise from the integration of the acquired business; and

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying our rationale for pursuing the acquisition.

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

A limited number of customers account for a large percentage of our net sales, as described in Item 1 "Business" above. The loss of or a substantial decrease in the volume of purchases by Walmart, Clorox or any of our other top customers would harm our sales and profitability. In addition, an adverse change in the terms of our dealings with, or in the financial wherewithal or viability of, one or more of our significant customers could harm our business, financial condition and results of operations.

We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that the percentage of net sales represented by these customers may increase. As a result, changes in the strategies of our largest customers may reduce our net sales. These strategic changes may include a reduction in the number of brands they carry or a shift of shelf space to private label products or increased use of global or centralized procurement initiatives. In addition, our business is based primarily upon individual sales orders placed by customers rather than contracts with a fixed duration. Accordingly, most of our customers could reduce their purchasing levels or cease buying products from us on relatively short notice. While we do have long-term contracts with certain of our customers, including Clorox, even these agreements are subject to termination in certain circumstances. In addition, the degree of profit margin contribution of our significant customers varies. If a significant customer with a more favorable profit margin was to terminate its relationship with us or shift its mix of product purchases to lower-margin products, it would have a disproportionate adverse impact on our results of operations. If we lose a significant customer or if sales of our products to a significant customer materially decrease, it may have a material adverse effect on our business, financial condition and results of operations.

Price or trade concessions, or the failure to make them to retain customers, could adversely affect our sales and profitability.

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

If our energy costs increase disproportionately to our net sales, our earnings could be significantly reduced. Because we use energy, including natural gas, recycled oil, coal, electricity, diesel fuel and gasoline, to manufacture and transport our products, our operating costs increase if our energy costs rise. Increases in our operating costs may reduce our profitability if we are unable to pass all the increases on to our customers through price increases or surcharges. Sustained price increases or surcharges in turn may lead to declines in volume, and while we seek to project tradeoffs between price increases and surcharges, on the one hand, and volume, on the other, there can be no assurance that our projections will prove to be accurate.

Typically, our most significant energy requirements are for natural gas and recycled oil. We are subject to volatility in the price and availability of natural gas and recycled oil, as well as other sources of energy. In the past, we have endeavored to reallocate a portion of our energy needs among these different sources due to seasonal supply limitations and the higher cost of one particular fuel relative to other fuels; however, there can be no assurance that we will be able to effectively reallocate among different fuels in the future. From time to time, we may use forward purchase contracts or financial instruments to hedge the volatility of a portion of our natural gas and recycled oil costs. The success or failure of any such hedging transactions depends on a number of factors including, but not limited to, our ability to anticipate and manage volatility in energy prices, the general demand for natural gas and recycled oil by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world.

The prices of other commodities such as paper, plastic resins, synthetic rubber, raw materials and steel significantly influence the costs of packaging, replacement parts and equipment we use in the manufacture of our products and the maintenance of our facilities. As a result, increases in the prices of these commodities generally increase the costs of the related materials we use. These increased materials costs present the same types of risks as described above with respect to increased energy costs.

Our business could be negatively affected by supply disruptions.

Supply disruptions could adversely affect our ability to manufacture or package our products. Some of our products require raw materials that are provided by a limited number of suppliers, or are demanded by other industries or are simply not available at times.

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

The expense, liabilities and requirements associated with environmental, health and safety regulations are costly and time-consuming and may delay commencement or continuation of exploration, mining or manufacturing operations. We have incurred, and will continue to incur, significant capital and operating expenditures and other costs in complying with environmental, health and safety laws and regulations. In recent years, regulation of environmental, health and safety matters has grown increasingly stringent, a trend that we expect will continue. Substantial penalties may be imposed if we violate certain of these laws and regulations even if the violation was inadvertent or unintentional. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and administrative, civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting our operations. Under the “joint and several” liability principle of certain environmental laws, we may be held liable for all remediation costs at a particular site and the amount of that liability could be material. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our existing reserves or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. There can be no assurance that future events, including changes in any environmental requirements and the costs associated with complying with such requirements, will not have a material adverse effect on us.

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

If we are found to be out of compliance with applicable laws and regulations in these or other areas, we could be subject to loss of customers and to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. If these laws or regulations are changed or interpreted differently in the future, it may become more difficult or expensive for us to comply. In addition, investigations or evaluations of our products by government agencies may require us to adopt additional labeling, safety measures or other precautions, or may effectively limit or eliminate our ability to market and sell these products. Accordingly, there can be no assurance that current or future governmental regulation will not have a material adverse effect on our business or that we will be able to obtain or renew required governmental permits and registrations in the future.

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

We depend on our mining operations for a majority of our supply of sorbent minerals.

Most of our principal raw materials are sorbent minerals mined by us or independent contractors on land that we own or lease. While our mining operations are conducted in surface mines which do not present many of the risks associated with deep underground mining, our mining operations are nevertheless subject to many conditions beyond our control. Our mining operations are affected by weather and natural disasters, such as heavy rains and flooding, equipment failures and other unexpected maintenance problems, variations in the amount of rock and soil overlying our reserves, variations in geological conditions, fires and other accidents, fluctuations in the price or availability of supplies and other matters. Any of these risks could result in significant damage to our mining properties or processing facilities, personal injury to our employees, environmental damage, delays in mining or processing, losses or possible legal liability. We cannot predict whether or the extent to which we will suffer the impact of these and other conditions in the future.

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

We derived approximately 19% of our net sales from sales outside of the United States in the fiscal year ended July 31, 2011. Our ability to sell our products and conduct our operations outside of the United States is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products or disrupt our operations in these markets, particularly when local political and economic conditions are unstable. In addition, international sales and operations are subject to currency exchange fluctuations, fund transfer restrictions and import/export duties, and international operations are subject to foreign regulatory requirements and issues, including with respect to environmental matters. Any of these matters could result in sudden, and potentially prolonged, changes in demand for our products. Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country’s legal system.

We may face product liability claims that are costly, create adverse publicity and may add further governmental regulation.

If any of the products that we sell cause harm to any of our customers or to consumers, we could be exposed to product liability lawsuits or governmental actions. If we are found liable under product liability claims, we could be required to pay substantial monetary damages or change our product formulations in response to governmental action. Further, even if we successfully defend ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims and our reputation could suffer, any of which could harm our business.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting and obtain an opinion from our independent registered public accounting firm on our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2011 and we obtained from our independent registered public accounting firm an unqualified opinion on our internal control over financial reporting; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

Risks Related to Our Common Stock

Our principal stockholders have the ability to control matters requiring a stockholder vote and could delay, deter or prevent a change in control of our company.

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

We are a “controlled company” under the New York Stock Exchange Corporate Governance Standards. As a controlled company, we may rely on exemptions from certain NYSE corporate governance requirements that otherwise would be applicable, including the requirements:

•	that a majority of the board of directors consists of independent directors;

•	that we have a nominating and governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	that we have a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that we conduct an annual performance evaluation of the nominating and corporate governance and compensation committees.

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

In recent periods, there has been volatility in the market price for our Common Stock. Furthermore, the market price of our Common Stock could fluctuate substantially in the future in response to a number of factors, including the following:

•	fluctuations in our quarterly operating results or the operating results of our competitors;

•	changes in general conditions in the economy, the financial markets, or our industry;

•	announcements of significant acquisitions, strategic alliances or joint ventures by us, our customers or our competitors;

•	introduction of new products or services;

•	increases in the price of energy sources and other raw materials; and

•	other developments affecting us, our industry, customers or competitors.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Real Property Holdings and Mineral Reserves

	Land Owned	Land Leased	Land Unpatented Claims	Total	Estimated Proven Reserves	Estimated Probable Reserves	Total
	(acres)				(000's of tons)
California	795	—	1,030	1,825	4,814	11,226	16,040
Georgia	3,707	1,840	—	5,547	34,351	28,935	63,286
Illinois	82	598	—	680	4,907	6,150	11,057
Mississippi	2,156	999	—	3,155	80,692	94,523	175,215
Nevada	535	—	—	535	23,316	2,976	26,292
Oregon	340	—	—	340	—	25	25
Tennessee	178	—	—	178	3,000	3,000	6,000
	7,793	3,437	1,030	12,260	151,080	146,835	297,915

The Mississippi, Georgia, Tennessee, Nevada, California and Illinois properties are primarily mineral in nature, except our research and development facility which is included in the Illinois owned land. We mine sorbent minerals primarily consisting of montmorillonite and attapulgite and, to a lesser extent, other clay-like sorbent materials, such as Antelope shale. We employ geologists and mineral specialists who prepared the estimated reserves of these minerals in the table above. See also Item 1 “Business” above for further information about our reserves. The locations in the table above collectively produced approximately 844,000 tons in fiscal 2011, 863,000 tons in fiscal 2010 and 943,000 tons in fiscal 2009. Parcels of such land are also sites of manufacturing facilities operated by us. We own approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing and packaging facility for our Canadian subsidiary.

MINING PROPERTIES

Our mining operations are conducted on leased or owned land. The Georgia, Illinois and Mississippi mining leases generally require that we pay a minimum monthly rental to continue the lease term. The rental payments are generally applied against a stated royalty related to the number of unprocessed, or in some cases processed, tons of mineral extracted from the leased property. Many of our mining leases have no stated expiration dates. Some of our leases, however, do have expiration dates ranging from 2014 to 2097. We would not experience a material adverse effect from the expiration or termination of any of these leases. We have a variety of access arrangements, some of which are styled as leases, for manufacturing at facilities that are not contiguous with the related mines. We would not experience a material adverse effect from the expiration or termination of any of these arrangements. See also Item 1 “Business” above for further information on our reserves.

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

MINING AND MANUFACTURING METHODS

Mining and Hauling

We mine clay in open-pit mines in Georgia, Mississippi, Illinois and California. The mining and hauling operations are similar throughout the Oil-Dri locations, with the exception of California. The land to be mined is first stripped. The stripping process involves removing the overburden and preparing the site to allow the excavators to reach the desired clay. When stripping is completed, the excavators dig out and load the clay onto dump trucks. The trucks haul the clay directly to our processing plants where it is dumped in a clay yard and segregated by clay type if necessary. Generally, the mine sites are in close proximity to the processing plants; however, the maximum distance the clay is currently hauled to a plant is approximately 13 miles.

At our California mines the clay is excavated and hauled to a hopper. An initial crushing and screening operation is performed at the mine site before the trucks are loaded for delivery to the processing plant.

Processing

The processing of our clay varies depending on the level of moisture desired in the clay after the drying process. The moisture level is referred to as regular volatile moisture (“RVM”) or low volatile moisture (“LVM”).

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

In addition, certain fluid purification and animal health products are further processed into a powder form. We also use a proprietary process for our engineered granules to create spherical, uniform-sized granules.

Packaging

Once the clay has been dried to the desired level and sized the clay will be packaged. Our products have package sizes ranging from bags and jugs of cat litter to railcars of agricultural products. We also package some of our products into bulk (approximately one ton) bags or into bulk trucks. The size and delivery configuration of the finished product is determined by customer requirements.

FACILITIES

We operate manufacturing facilities on property owned or leased by us as shown on the map below:

Oil-Dri Corporation of America Plant Site Locations

Facilities
Location	Owned/Leased	Function
Alpharetta, Georgia	Leased	Non-clay processing and packaging
Bentonville, Arkansas	Leased	Sales office
Blue Mountain, Mississippi	Both	Clay mining, manufacturing and packaging
Chicago, Illinois	Leased	Principal executive office
Coppet, Switzerland	Leased	Customer service office
Laval, Quebec, Canada	Owned	Non-clay production and clay and non-clay packaging
Mounds, Illinois	Owned	Clay mining, manufacturing and packaging
Ochlocknee, Georgia	Owned	Clay mining, manufacturing and packaging
Ripley, Mississippi	Owned	Clay mining, manufacturing and packaging
Taft, California	Owned	Clay mining, manufacturing and packaging
Vernon Hills, Illinois	Owned	Research and development
Wisbech, United Kingdom	Leased	Non-clay production and clay and non-clay packaging

We have no mortgages on the real property we own. The leases for the Alpharetta, Georgia facility and the Bentonville, Arkansas office expire in 2013. The lease for the Chicago, Illinois corporate office space expires in 2018. The lease for the Wisbech, United Kingdom facility expires in 2032. The lease for the Coppet, Switzerland office is on a year-to-year basis. We consider that our properties are generally in good condition, are well maintained and are suitable and adequate to carry on our business.

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

ITEM 4 – [RESERVED]

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol ODC. There is no established trading market for our Class B Stock. There are no shares of Class A Common Stock currently outstanding. See Note 6 of the Notes to the Consolidated Financial Statements for a description of our Common Stock, Class B Stock and Class A Common Stock. The number of holders of record of Common Stock and Class B Stock on September 30, 2011 were 693 and 29, respectively, as reported by our transfer agent. In the last three years, we have not sold any securities which were not registered under the Securities Act of 1933.

 The following table sets forth, for the periods indicated, the high and low sales price for our Common Stock listed on the NYSE and dividends per share paid on our Common Stock and Class B Stock.

	Common Stock Price Range		Cash Dividends Per Share
	Low	High	Common Stock	Class B Common Stock
Fiscal 2011:
First Quarter	$18.73	$22.20	$0.1600	$0.1200
Second Quarter	18.81	23.00	0.1600	0.1200
Third Quarter	18.74	22.17	0.1600	0.1200
Fourth Quarter	19.11	22.39	0.1700	0.1275
Total			$0.6500	$0.4875

Fiscal 2010
First Quarter	$14.05	$17.40	$0.1500	$0.1125
Second Quarter	14.75	16.54	0.1500	0.1125
Third Quarter	15.10	20.76	0.1500	0.1125
Fourth Quarter	18.50	23.53	0.1600	0.1200
Total			$0.6100	$0.4575

     Dividends. Our Board of Directors determines the timing and amount of any dividends. Our Board of Directors may change its dividend practice at any time. The declaration and payment of future dividends, if any, will depend, among other things, upon our future earnings, capital requirements, financial condition, legal requirements, contractual restrictions and other factors that our Board of Directors deems relevant. Our 1998 Note Agreement with Prudential Financial, our Credit Agreement with Harris N.A. and our 2005 Note Agreement with The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company require that certain minimum net worth and tangible net worth levels are to be maintained. To the extent that these balances are not attained, our ability to pay dividends may be impaired. See Note 3 of the Notes to the Consolidated Financial Statements for further information about our note agreements.

     Issuer Repurchase of Equity Securities. On October 10, 2005, our Board of Directors authorized the repurchase of up to 500,000 shares of Common Stock, with repurchases to be made from time to time at the discretion of our management and in accordance with applicable laws, rules and regulations. All shares under this authorization have been repurchased. On March 11, 2010 and also on March 11, 2011, our Board of Directors authorized the repurchase of an additional 250,000 shares of Common Stock. These authorizations do not have a stated expiration date. We did not repurchase any shares of our Common Stock in the three months ended July 31, 2011. As of July 31, 2011, a total of 366,877 shares of Common Stock may yet be repurchased under these authorizations. We do not have any current authorization from our Board of Directors to repurchase shares of Class B Stock.

PERFORMANCE GRAPH

The following graph shows the annual cumulative total stockholders’ return for the five years ending July 31, 2011 on an assumed investment of $100 on July 31, 2006 in our Common Stock, the Russell Microcap Index and the Russell 2000-Material and Processing Economic Sector Index. Our Common Stock is included in the Russell Microcap Index and we consider the Russell 2000-Material and Processing Economic Sector Index to be our peer group. The graph assumes all dividends were reinvested. The historical stock price performance of our Common Stock is not necessarily indicative of future stock performance.

Comparative Five-Year Total Returns
Oil-Dri Corporation of America, Russell Microcap Index , Russell 2000-Materials & Processing Index
(Performance results through 7/31/2011)

		2006	2007	2008	2009	2010	2011
ODC	☐	$100.00	$107.29	$113.94	$107.73	$155.10	$151.31
Russell Microcap	r	$100.00	$110.22	$92.46	$73.29	$84.96	$103.58
Russell 2000-Materials & Processing	∏	$100.00	$132.71	$134.67	$97.83	$120.54	$156.84

This performance graph and accompanying disclosure is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

ITEM 6 – SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF FINANCIAL DATA
(IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
	Fiscal Year Ended July 31,
	2011	2010	2009	2008	2007
Summary of Operations
Net Sales	$226,755	$219,050	$236,245	$232,359	$212,117
Cost of Sales (1)	(176,715)	(169,362)	(186,861)	(186,289)	(166,417)
Gross Profit	50,040	49,688	49,384	46,070	45,700
Selling, General and Administrative Expenses	(36,331)	(36,139)	(34,801)	(33,340)	(35,163)
Income from Operations	13,709	13,549	14,583	12,730	10,537
Other Income (Expense)
Interest Income	61	126	365	1,070	1,415
Interest Expense	(2,053)	(1,345)	(1,910)	(2,189)	(2,389)
Foreign Exchange (Losses) Gains	(22)	(213)	(324)	165	(23)
Other, Net (2)	446	697	595	399	905
Total Other Expense, Net	(1,568)	(735)	(1,274)	(555)	(92)
Income before Income Taxes	12,141	12,814	13,309	12,175	10,445
Income Taxes	(3,090)	(3,356)	(3,723)	(3,136)	(2,785)
Net Income	$9,051	$9,458	$9,586	$9,039	$7,660
Average Shares Outstanding
Diluted (3)	7,103	7,275	7,200	7,152	6,945
Net Income per Share
Basic Common (3)	$1.36	$1.42	$1.46	$1.39	$1.21
Basic Class B Common (3)	$1.06	$1.07	$1.09	$1.04	$0.90
Diluted (3)	$1.26	$1.30	$1.33	$1.25	$1.09
Important Highlights
Total Assets	$173,393	$153,982	$149,261	$148,988	$142,087
Long-Term Debt	$29,700	$14,800	$18,300	$21,500	$27,080
Working Capital	$65,336	$48,398	$49,949	$52,550	$50,895
Working Capital Ratio	3.5	2.7	3.1	2.7	2.9
Book Value per Share	$13.63	$12.77	$12.76	$12.66	$11.91
Dividends Declared	$4,305	$4,041	$3,759	$3,463	$3,117
Dividends Declared per Common Share	$0.6500	$0.6100	$0.5700	$0.5300	$0.4900
Dividends Declared per Class B Common Share	$0.4875	$0.4575	$0.4275	$0.3975	$0.3675
Capital Expenditures	$13,806	$10,413	$15,253	$7,302	$7,757
Depreciation and Amortization	$8,473	$7,371	$7,406	$7,455	$7,498
Net Income as a Percent of Net Sales	4.0%	4.3%	4.1%	3.9%	3.6%
Return on Average Stockholders' Equity	9.7%	10.5%	10.8%	10.3%	10.0%
Gross Profit as a Percent of Net Sales	22.1%	22.7%	20.9%	19.8%	21.5%
Operating Expenses as a Percent of Net Sales	16.0%	16.5%	14.7%	14.3%	16.6%

(1) In fiscal year 2008, cost of sales was reduced by pre-tax net proceeds of $831,000 from the sale of emission reduction credits to unaffiliated third parties.

(2) In fiscal year 2007, Other Income (Expense) included pre-tax proceeds of $389,000 from life insurance on former employees.

(3) In fiscal year 2010, we adopted guidance under Accounting Standards Codification Topic (“ASC”) 260-10, Earnings Per Share, which required our unvested restricted stock awards to be considered participating securities and to be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, we were required to retrospectively adjust earnings per share data to conform to this standard. Accordingly, we have restated diluted average shares outstanding and net income per share for all prior periods presented.

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

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals, primarily consisting of montmorillonite and attapulgite and, to a lesser extent, other clay-like sorbent materials, such as Antelope shale. Our principal products include cat litter, industrial and automotive floor absorbents, fluids purification and filtration bleaching clays, agricultural and horticultural chemical carriers, animal health and nutrition products and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end customer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: Retail and Wholesale Products Group and Business to Business Products Group. Each operating segment is discussed individually below. Additional detailed descriptions of the operating segments are included in Item 1 “Business” above. Beginning in fiscal 2011, our sports field products were moved to the Retail and Wholesale Products Group to reflect a change in management organization intended to better serve our customers. Prior year segment information has been restated to reflect this change.

Consolidated net income was $9,051,000, or $1.26 per diluted share, for the year ended July 31, 2011, a 4% decrease from net income of $9,458,000, or $1.30 per diluted share, for the year ended July 31, 2010.

During fiscal 2011, our commitment to provide valuable products to our customers was rewarded with higher sales. Our efforts to add value to our products focused on new product development and promotion and on existing product improvements. In the Retail and Wholesale Products Group, sales of our established branded cat litters increased during fiscal 2011. In addition, we developed and introduced our new Cat's Pride Fresh & Light product in the fourth quarter. In the Business to Business Products Group, sales of our fluid purification and traditional agricultural products increased during the year. Verge, our engineered granule product that we introduced late in fiscal 2010, provided incremental sales in the professional pesticides and agricultural markets. Further opportunities opened for our animal health and nutrition products as registration was approved in new markets. Both Groups were challenged by higher costs related to commodities, depreciation and labor which, combined with increased spending for product market research and promotion development, resulted in lower operating margins and overall results. We issued new debt, continued to invest in our capital assets and maintained a strong consolidated balance sheet during fiscal 2011.

RESULTS OF OPERATIONS
FISCAL 2011 COMPARED TO FISCAL 2010

Consolidated net sales for the year ended July 31, 2011 were $226,755,000, a 4% increase from net sales of $219,050,000 in fiscal 2010. Net sales increased for our Business to Business Products Group and our Retail and Wholesale Products Group as discussed below. Net income for fiscal 2011 was $9,051,000, a 4% decrease from net income of $9,458,000 in fiscal 2010. Net income was negatively impacted by a 3% decrease in tons sold for both of our operating segments, higher costs for freight, packaging and materials and increased spending for product market research and promotion development. These negative factors outweighed the favorable affects of increased net selling prices, an increased proportion of sales from products with a higher net selling price and a lower cost for fuel used in our manufacturing processes. Segment operating income declined for both the Retail and Wholesale and the Business to Business Products Groups as discussed below.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for fiscal 2011 were $74,479,000, an increase of $2,488,000, or 3%, from net sales of $71,991,000 in fiscal 2010. A higher average net selling price in fiscal 2011 more than offset a 3% decrease in tons sold for the Group compared to fiscal 2010. Net sales of agricultural and horticultural products, fluid purification products and animal health products all increased, while net sales of co-packaged cat litter decreased. Net sales of agricultural and horticultural products increased 19% with approximately 5% more tons sold. Our traditional agricultural chemical carrier products tons sold increased in fiscal 2011 after the downturn in the agricultural chemical carriers market during fiscal 2010. Our new engineered granule product, that was introduced late in fiscal 2010, also provided incremental sales in the professional pesticides and agricultural markets for fiscal 2011. Net sales of fluid purification products increased 5% from fiscal 2010 with a 5% increase in tons sold. Sales in some export and domestic markets improved for fluid purification products used in edible oil and recycled oil processing; however, sales of our products used for biodiesel processing declined. Net sales of animal health and nutrition products rose 1% in fiscal 2011 as a higher average net selling price outweighed a 2% decrease in tons sold. Product registration in new countries, including China, opened additional markets during fiscal 2011; however, sales in certain existing foreign markets were temporarily disrupted during the year due to implementation of new distribution processes. In addition, our co-packaged traditional coarse cat litter net sales decreased 7% as the coarse cat litter market continued to decline as a whole.

The Business to Business Products Group’s operating income was $19,504,000 in fiscal 2011, a decrease of $421,000, or 2%, from operating income of $19,925,000 in fiscal 2010. This decrease was driven by an increase of approximately 8% for combined freight, packaging and material costs. Freight costs increased approximately 20% due primarily to higher diesel fuel prices.  Packaging costs increased 10% due to fluctuations in the price of paper and resin. Material costs increased approximately 4% as higher non-fuel manufacturing costs more than offset the lower cost of fuel used in our manufacturing processes.  See further discussion of manufacturing costs under Consolidated Results below. The Group’s selling and administrative expenses in fiscal 2011 were even with fiscal 2010.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for fiscal 2011 were $152,276,000, an increase of $5,217,000, or 4%, from net sales of $147,059,000 in fiscal 2010. The Group's net sales benefited from higher average net selling prices and a greater proportion of sales from higher priced products, which more than offset a 3% decrease in tons sold. Sales increased for both cat litter and industrial absorbent products. These increases outweighed a decrease in sales by our foreign subsidiaries, which is described under Foreign Operations below. Cat litter net sales increased approximately 5% due to a higher average net selling price and a greater proportion of sales from higher priced products. Net sales of branded cat litter increased approximately 17% due to more tons sold and lower trade spending. Sales to Walmart increased during fiscal 2011 as our branded scoopable litter was reinstated following the reduction in the number of cat litter brands carried, including ours, in the first quarter of fiscal 2010. We also introduced our new Cat's Pride Fresh & Light product in the fourth quarter of fiscal 2011. Net sales of private label cat litter decreased approximately 4% compared to fiscal 2010 as the coarse cat litter market continued to decline as a whole. Sales of cat litter box liners increased 10% due primarily to increased distribution to existing customers. Net sales of industrial absorbents increased approximately 3% compared to fiscal 2010. The increase in sales was due primarily to selling price increases that outweighed a decline in tons sold.

The Retail and Wholesale Products Group’s segment operating income for fiscal 2011 was $10,439,000, a decrease of $1,230,000, or 11%, from operating income of $11,669,000 in fiscal 2010. This decrease was driven by higher costs, which more than offset the increased net sales described above. The Group’s combined freight, packaging and material costs increased approximately 9% compared to fiscal 2010. Freight costs increased approximately 10% due primarily to higher diesel fuel prices. Packaging costs increased 9% due to fluctuations in the price of paper and resin. Material costs increased approximately 7% as higher non-fuel manufacturing costs more than offset the lower cost of fuel used in manufacturing.  See further discussion of manufacturing costs under Consolidated Results below. The Group’s selling, general and administrative expenses increased 16% compared to fiscal 2010 due primarily to significant spending for new product market research and promotion development.

During fiscal 2011, we made substantial outlays for capital investment and for market research and promotion development related to our new Cat's Pride Fresh & Light product launched in the fourth quarter of fiscal 2011. We will continue to invest heavily in promotion activities throughout fiscal 2012. We anticipate such spending thereafter will be higher than historic levels, but lower than in fiscal 2012. We do not anticipate the new product to positively impact earnings until fiscal 2013.

CONSOLIDATED RESULTS

Consolidated gross profit as a percentage of net sales in fiscal 2011 decreased to 22% from 23% in fiscal 2010. Gross profit was negatively impacted by increased costs for freight, packaging and materials. The increase in packaging and freight costs are described in the operating segment discussions above. Material costs were negatively impacted by a 6% increase in non-fuel manufacturing cost per ton produced, which included depreciation and amortization.  This cost increase was driven primarily by increased manufacturing of products that required purchased additives, fragrances and other materials.  Labor and employee benefit costs also increased compared to the prior year. These cost increases exceeded the benefit from a 13% lower cost of fuel used in our manufacturing processes. We use natural gas, recycled oil and coal in the manufacturing process to operate kilns that dry our clay.

Selling, general and administrative expenses as a percentage of net sales were 16% in fiscal 2011, compared to 17% in fiscal 2010. The discussions of the Groups’ operating income above describes the increased selling and administrative expenses that were allocated to the operating segments. The remaining unallocated corporate expenses in fiscal 2011 included a lower estimated annual incentive plan bonus accrual. The incentive bonus expense was based on performance targets that are established for each fiscal year. The lower bonus expense was partially offset by higher depreciation expense for computer software and equipment, additional compensation expense related to restricted stock awards and increased spending for research and development.

Interest expense in fiscal 2011 increased $708,000 from fiscal 2010. Interest expense increased due primarily to the discontinued capitalization of interest for a capital project and additional interest on new debt issued in the second quarter of fiscal 2011. See Liquidity and Capital Resources below for more information on the new debt. Interest income in fiscal 2011 decreased $65,000 from fiscal 2010 due to less interest earned on a lease receivable, which exceeded the additional interest received on higher average investment balances at a slightly higher average interest rate.

Net other income in fiscal 2011 decreased $251,000 from fiscal 2010 due to a reduction in lease income related to a lease arrangement with a co-packaging partner and regulatory expense accruals.

Our effective tax rate was 25.5% of pre-tax income in fiscal 2011 compared to 26.2% in fiscal 2010. The effective tax rate was lower in fiscal 2011 due to the net impact of foreign tax attributes. See Note 5 of the Notes to the Consolidated Financial Statements.

Total assets increased $19,411,000, or 13%, during fiscal 2011. Current assets increased $15,627,000, or 21%, from fiscal 2010 year-end balances due primarily to increased investment in short-term securities, inventories, prepaid expenses and accounts receivable. These increases were partially offset by lower deferred income taxes, cash and cash equivalents and prepaid repairs expense. The changes in current assets are described in the Liquidity and Capital Resources section below. Property, plant and equipment, net of accumulated depreciation, increased $5,526,000 due to additions to fixed assets in excess of the increase in accumulated depreciation. Fixed asset additions included new product-related projects at our manufacturing facilities, replacement of machinery and land purchases. Other noncurrent assets decreased $1,742,000 due to amortization of intangible assets and lower deferred taxes, which were partially offset by capitalization of costs related to the issuance of new debt and increased cash surrender value of life insurance on key employees.

Total liabilities increased $14,702,000, or 23%, during fiscal 2011. Current liabilities decreased $1,311,000, or 5%, during fiscal 2011. The changes in current liabilities are described in the Liquidity and Capital Resources section below. Noncurrent liabilities increased $16,013,000, or 45%, due primarily to new debt, increased accruals for pension and postretirement health benefits and higher deferred compensation balances. See Note 8 of the Notes to the Consolidated Financial Statements for more information on pension and postretirement health benefit plans. Deferred compensation accruals increased due to new deferrals and earnings on deferred balances in excess of payouts.

RESULTS OF OPERATIONS
FISCAL 2010 COMPARED TO FISCAL 2009

Consolidated net sales for the year ended July 31, 2011 were $219,050,000, a 7% decrease from net sales of $236,245,000 in fiscal 2009. The decline in net sales was driven by our Retail and Wholesale Products Group as discussed below. Net income for fiscal 2010 was $9,458,000, a 1% decrease from net income of $9,586,000 in fiscal 2009. Fiscal 2010 net income was negatively affected by 7% fewer tons sold; however, increased sales of higher margin products and lower costs for natural gas used to dry our clay positively impacted this year’s results. The Retail and Wholesale Products Group’s segment operating income declined as a reduction in tons sold prevailed over the benefit of lower costs. The Business to Business Products Group’s segment operating income improved as increased sales of higher margin products outweighed the impact of fewer tons sold.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for fiscal 2010 were $71,991,000, an increase of $1,285,000, or 2%, from net sales of $70,706,000 in fiscal 2009. Increased sales of higher margin products in fiscal 2010 more than offset a 4% decrease in tons sold for the Group compared to fiscal 2009. Net sales of fluid purification and animal health and nutrition products increased, while net sales of co-packaged cat litter and agricultural chemical carrier products decreased. Net sales of fluid purification products increased 21% from fiscal 2009, with a 17% increase in tons sold. Sales to new customers and a greater proportion of sales from higher margin products contributed to the higher fluid purification products net sales. Sales in some export markets improved in part due to a weaker U.S. dollar relative to certain foreign currencies, which made our products more competitive in the global marketplace. A decline in the quality of oil from this year’s soybean crop also resulted in increased demand for our fluid purification products. In addition, sales of our fluid purification products used in the biodiesel industry and in palm oil processing increased compared to fiscal 2009. Net sales of animal health and nutrition products rose 6% in fiscal 2010. Higher sales of our enterosorbent animal health products, which were introduced during fiscal 2009, overcame a decline in sales of our traditional animal health and nutrition products. Increased net sales of these products were partially offset by a 19% decline in net sales of our agricultural chemical carriers in fiscal 2010 compared to fiscal 2009. The agricultural chemical carriers market continued to experience economic challenges, which resulted in 18% fewer tons sold. Economic conditions and price competition impacted net sales of our flowability aid product used in animal feed, which declined 24% in fiscal 2010. In addition, our co-packaged traditional coarse cat litter net sales decreased 10%, with 4% fewer tons sold. Net sales were adversely affected by a lower net selling price during most of fiscal 2010; however, the net selling price increased in April 2010 under our agreement with Clorox. Both the loss of a small co-packaging customer during the latter part of fiscal 2009 and a decline in the coarse cat litter market also contributed to the decreased net sales and tons sold.

The Business to Business Products Group’s operating income was $19,925,000 in fiscal 2010, an increase of $4,691,000, or 31%, from operating income of $15,234,000 in fiscal 2009. This increase was driven primarily by a greater proportion of sales from higher margin products. The Group’s combined packaging, freight and material costs in fiscal 2010 were comparable with fiscal 2009, as lower packaging and freight costs were offset by higher material costs. Packaging costs declined approximately 5% due primarily to price fluctuations for resin and paper commodities used in packaging materials. Freight costs decreased approximately 2% due primarily to changes in the price of diesel fuel and the cost of ocean freight. Material costs increased 1% as the negative cost impact of fewer tons produced at some of our manufacturing facilities prevailed over the benefit of lower energy-related costs in our mining and manufacturing processes. The Group’s selling and administrative expenses were 7% higher in fiscal 2010 compared to fiscal 2009, including higher sales bonuses and commissions based on the improved operating results. Fiscal 2010 selling and administrative expenses also included additional costs for personnel, market research, product promotion and technical services related to our new agricultural engineered granule product, which more than offset the decrease in similar costs related to our animal health enterosorbent products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for fiscal 2010 were $147,059,000, a decrease of $18,480,000, or 11%, from net sales of $165,539,000 in fiscal 2009. The decline in net sales was driven by lower tons sold, a lower average net selling price and a lower proportion of sales from higher margin products. The Group’s total tons sold decreased 9% compared fiscal 2009. Cat litter net sales were down approximately 17% compared to fiscal 2009 due primarily to 11% lower tons sold. The average net selling price for cat litter declined in part due to increased trade spending for product promotions, which were deducted from net sales, and a lower proportion of sales from higher margin products. Net sales of branded cat litter decreased 28% due primarily to 18% fewer tons sold. Walmart began to carry a reduced number of cat litter brands in August 2009. During the third quarter of fiscal 2010, Walmart reinstated our branded scoopable litter in a limited number of stores; however, the new store count remained materially reduced from the store count at the end of fiscal 2009. Incremental net sales at customers other than Walmart and increased marketing to promote brand awareness partially offset the overall sales decline. Net sales of private label cat litter decreased 6% compared to fiscal 2009 due to 8% fewer tons sold. The reduction in tons sold was due primarily to a continued overall decline in the coarse cat litter category. In contrast, sales of cat litter box liners increased 17% due primarily to increased distribution to an existing customer. Net sales of industrial absorbents decreased 3% compared to fiscal 2009. Tons sold decreased 6% due primarily to continued weak economic conditions in the manufacturing and automotive industries. See Foreign Operations below for further information regarding our foreign subsidiaries’ results.

The Retail and Wholesale Products Group’s segment operating income for fiscal 2010 was $11,669,000, a decrease of $5,052,000, or 30%, from operating income of $16,721,000 in fiscal 2009. The decrease is attributed to the lower net sales described above that prevailed over a decrease of approximately 3% for the Group’s combined freight, materials and packaging costs. Packaging costs decreased approximately 10% due to price fluctuations for resin and paper commodities. Freight costs decreased approximately 3% due primarily to changes in the price of diesel fuel. The decline in packaging and freight costs was partially offset by a 1% increase in material costs. Material costs increased as the negative cost impact of lower tons produced at some of our manufacturing facilities prevailed over the benefit of lower energy-related costs in our mining and manufacturing processes. The Group’s selling, general and administrative expenses increased 2% compared to fiscal 2009 due primarily to increased advertising costs and broker commissions, which were partially offset by lower bad debt expense.

CONSOLIDATED RESULTS

Consolidated gross profit as a percentage of net sales in fiscal 2010 increased to 23% from 21% in fiscal 2009. Gross profit was positively impacted by increased sales of higher margin products and lower costs for packaging, freight and fuel used in our manufacturing processes. The cost of fuel was 36% lower in fiscal 2010 compared to fiscal 2009. We use natural gas, recycled oil and coal in the manufacturing process to operate kilns that dry our clay. Gross profit for fiscal 2010, however, was negatively impacted by an 11% increase in non-fuel manufacturing costs per ton produced, which included depreciation and amortization. This cost increase per ton was driven primarily by 8% fewer tons produced and increased expenditures for employee benefits and repairs. Many of the other non-fuel manufacturing costs, such as salaries and certain labor costs, and depreciation, were relatively consistent with fiscal 2009 levels, despite the reduced number of tons produced, due to their generally fixed nature.

Selling, general and administrative expenses as a percentage of net sales were 17% in fiscal 2010 compared to 15% in fiscal 2009. The discussion of the Groups’ operating income above describes the increased selling and administrative expenses that were allocated to the operating segments. The remaining unallocated corporate expenses in fiscal 2010 included a higher estimated annual incentive plan bonus accrual and higher employee postretirement benefit costs. The higher incentive bonus expense was based on performance targets that are established for each fiscal year. The postretirement benefit costs are based on actuarial calculations as described in Note 8 of the Notes to the Consolidated Financial Statements. These higher costs were partially offset by lower costs for outside legal services, reduced spending for research and development and lower stock option compensation expense. Research and development costs were lower compared to fiscal 2009 as fewer new products were in the development stage. Stock option compensation was lower as more stock options became fully vested and no new options were issued.

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

Total liabilities increased $3,695,000, or 6%, during fiscal 2010. Current liabilities increased $4,023,000, or 17%, during fiscal 2010. The changes in current liabilities are described in the Liquidity and Capital Resources section below. Noncurrent liabilities decreased $328,000, or 1%, due primarily to schedule payments that reduced long term debt. This decrease was partially offset by higher accruals for pension and postretirement health benefits, deferred compensation and reclamation costs for mining properties. See Note 8 of the Notes to the Consolidated Financial Statements for more information on pension and postretirement health benefit plans. Deferred compensation accruals increased due to new deferrals and earnings on deferred balances in excess of payouts. The higher reclamation liability is the result of ongoing mining activities and acquisition of mining property during fiscal 2010.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during fiscal 2011 were $12,516,000, a decrease of $1,212,000, or 9%, from net sales of $13,728,000 during fiscal 2010. Net sales by our foreign subsidiaries represented 6% of our consolidated net sales during fiscal year 2011. Net sales declined 15% for our United Kingdom subsidiary and 7% for our Canadian subsidiary. Bleaching earth and industrial absorbents sales by our United Kingdom subsidiary declined in a strong competitive and price sensitive marketplace. Industrial product sales for our Canadian subsidiary were relatively flat and cat litter sales were lower due to the loss of a customer and lower sales to existing customers. The impact of these sales declines was lessened by the relative strength of the Canadian Dollar and British Pound compared to the U.S. Dollar. The Canadian Dollar was about 5% stronger on average and the British Pound was about 2% stronger on average against the U.S. Dollar during fiscal 2011 compared to fiscal 2010, which resulted in higher sales values after translation to U.S. Dollars.

For fiscal 2011, our foreign subsidiaries reported a net loss of $567,000, compared to a net loss of $519,000 in fiscal 2010. The decrease in the net income was due primarily to lower sales and increased costs for freight and purchased materials, which were partially offset by the foreign currency exchange gain described above.

Identifiable assets of our foreign subsidiaries as of July 31, 2011 were $9,697,000 compared to $9,424,000 as of July 31, 2010. The increase is primarily due to higher accounts receivable and cash and cash equivalents, which were partially offset by lower inventories and prepaid taxes.

Net sales by our foreign subsidiaries during fiscal 2010 were $13,728,000, an increase of $281,000, or 2%, from net sales of $13,447,000 during fiscal 2009. Net sales by our foreign subsidiaries represented 6% of our consolidated net sales during fiscal year 2010. Tons sold increased 5% in our Canadian subsidiary, but decreased 21% in our United Kingdom subsidiary. Net sales of our Canadian subsidiary increased due to higher sales of industrial products and a favorable exchange rate for the Canadian Dollar. The Canadian Dollar was about 11% stronger on average against the U.S. Dollar during fiscal 2010 compared to fiscal 2009, which resulted in higher sales values after translation to U.S. Dollars. Partially offsetting the higher Canadian net sales was a decline in net sales of industrial absorbents by our United Kingdom subsidiary due primarily to the loss of a key distributor.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, purchasing and upgrading real estate, equipment and facilities, and investing in infrastructure and potential acquisitions. We have principally used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements. Cash and cash equivalents totaled $17,885,000, $18,762,000 and $11,389,000 at July 31, 2011, 2010 and 2009, respectively. As of July 31, 2011, there were no outstanding borrowings under our revolving credit facility with Harris N.A.

The following table sets forth certain elements of our Consolidated Statements of Cash Flows (in thousands):

	Fiscal Year Ended
	July 31, 2011	July 31, 2010	July 31, 2009
Net cash provided by operating activities	$13,108	$26,216	$15,814
Net cash used in investing activities	(23,665)	(7,890)	(2,189)
Net cash provided by (used in) financing activities	9,929	(11,314)	(9,082)
Effect of exchange rate changes on cash and cash equivalents	(249)	(89)	448
Net (decrease) increase in cash and cash equivalents	$(877)	$6,923	$4,991

Net cash provided by operating activities

Net cash provided by operations was $13,108,000 for fiscal 2011 compared to $26,216,000 for fiscal 2010. The change was due primarily to working capital fluctuations and changes in other accounts. The changes in the primary components of working capital and other accounts that impacted operating cash flows for these years are as follows:

Deferred income taxes were $3,515,000 lower at fiscal year-end 2011 compared to fiscal year-end 2010 due primarily to lower accrued expenses and higher depreciation and amortization expense. Deferred income taxes were $1,763,000 higher at fiscal year-end 2010 compared to fiscal year-end 2009 due primarily to higher accrued expenses and increased postretirement benefits liabilities. Depreciation and amortization expense has increased in both years due to replacement of machinery and new capital projects at our manufacturing facilities. The change in accrued expenses for both years is discussed below. See Note 8 of the Notes to the Consolidated Financial Statements for more information regarding our employee benefit plans.

Accounts receivable, less allowance for doubtful accounts, increased $2,039,000 at fiscal year-end 2011 compared to fiscal year-end 2010. The increase was due primarily to higher fiscal 2011 fourth quarter sales compared to fiscal 2010 fourth quarter sales. Accounts receivable, less allowance for doubtful accounts, decreased $1,822,000 at fiscal year-end 2010 compared to fiscal year-end 2009. The decrease was due primarily to lower fiscal 2010 fourth quarter sales compared to fiscal 2009 fourth quarter sales.

Inventories were $3,207,000 higher at fiscal year-end 2011 compared to fiscal year-end 2010. Finished goods and packaging inventories were up due primarily to higher costs. Purchased materials inventories were also up due to cost increases and the mix of products produced. Inventories were $1,772,000 lower at fiscal year-end 2010 compared to fiscal year-end 2009. Finished goods and packaging inventories were down due to lower sales requirements. Lower packaging costs also contributed to lower packaging inventories.

Prepaid expenses increased $2,954,000 at fiscal year-end 2011 compared to fiscal year-end 2010 due primarily to an increase in prepaid income taxes and higher prepaid advertising costs at July 31, 2011. Prepaid expenses decreased $505,000 at fiscal year-end 2010 compared to fiscal year-end 2009 primarily due to lower prepaid repair expense, which was impacted by the timing of repairs and the ongoing efforts to improve spare parts inventory management.

Other assets increased $110,000 at fiscal year-end 2011 compared to fiscal year-end 2011 due primarily to capitalization of costs related to the issuance of new debt and increased cash surrender value of life insurance on key employees. These increases were partially offset by amortization of intangible assets. Other assets decreased $466,000 at fiscal year-end 2010 compared to fiscal year-end 2009. The decrease included the reclassification of the current portion of a lease receivable and amortization of intangible assets, which were partially offset by an increase in the cash surrender value of life insurance on key employees.

Accounts payable increased $275,000 at fiscal year-end 2011 compared to fiscal year-end 2010 due primarily to an increase in trade accounts payable which was partially offset by lower income taxes payable. Income taxes payable decreased due to a combination of lower income in the current year, the utilization of certain deferred tax assets and additional depreciation deductions due to recent legislative changes. See Note 5 of the Notes to the Consolidated Financial Statements for additional information about income taxes. Accounts payable increased $1,702,000 at fiscal year-end 2010 compared to fiscal year-end 2009 due primarily to higher income taxes payable. Income taxes payable increased due to current year tax accruals. Changes in trade accounts payable in all periods are also subject to normal fluctuations in the timing of payments.

Accrued expenses decreased $1,384,000 at fiscal year-end 2011 compared to fiscal year-end 2010. Accrued expenses included a lower discretionary bonus accrual for fiscal 2011. This decrease was partially offset by increased accrued freight and other accrued operating expenses due to higher freight costs and timing of payments. Accrued expenses increased $2,496,000 at fiscal year-end 2010 compared to fiscal year-end 2009. Accrued expenses included a higher discretionary bonus accrual for fiscal 2010. Accrued freight and other accrued operating expenses increased due to timing of payments. Accrued trade promotions and advertising increased due to more marketing programs.

Deferred compensation increased $378,000 at fiscal year-end 2011 compared to fiscal year-end 2010 as employee deferrals and interest on accumulated deferred compensation balances exceeded payouts, including the first payout of an executive deferred bonus award under our annual incentive plan. Deferred compensation increased $926,000 at fiscal year-end 2010 compared to fiscal 2009 as employee deferrals and interest on accumulated deferred compensation balances exceeded payouts.

Other liabilities increased $613,000 at fiscal year-end 2011 compared to fiscal year-end 2010 due primarily to higher accruals for postretirement benefits. The postretirement benefits are based on actuarially calculated benefit obligations. See Note 8 of the Notes to the Consolidated Financial Statements for more information regarding our employee benefit plans. Other liabilities increased $1,468,000 at fiscal year-end 2010 compared to fiscal year-end 2009 due primarily to higher accruals for postretirement benefits and projected future reclamation obligations for mining properties.

Net cash used in investing activities

Cash used in investing activities was $23,665,000 in fiscal 2011 compared to $7,890,000 in fiscal 2010. Purchases of investment securities were $10,008,000 greater than dispositions in fiscal 2011 due to the investment of cash received from the issuance of new debt. In fiscal 2010, dispositions of investment securities exceeded purchases by $2,148,000. Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities. Cash used for capital expenditures of $13,806,000 in fiscal 2011 included new product-related projects at our manufacturing facilities, replacement of machinery and land purchases. Capital expenditures for the same period in fiscal 2010 of $10,413,000 included approximately $3,000,000 to purchase land and mineral rights near our Georgia production plant.

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

Net cash provided by (used in) financing activities

Cash provided by financing activities was $9,929,000 in fiscal 2011 compared to cash used in financing activities of $11,314,000 in fiscal 2010. Issuance of new debt during fiscal 2011 provided $18,500,000 in additional cash. Payments on long-term debt in fiscal 2011 were $3,500,000 compared to $3,200,000 in fiscal 2010. Dividend payments during fiscal 2011 of $4,218,000 were higher than the $3,992,000 paid during fiscal 2010 due to a dividend rate increase. Cash used to purchase treasury stock was $2,474,000 and $5,988,000 in fiscal 2011 and 2010, respectively. Proceeds from issuance of Common Stock and treasury stock related to stock option exercises were $1,135,000 and $1,361,000 in fiscal 2011 and 2010, respectively.

Cash used in financing activities was $11,314,000 in fiscal 2010 compared to $9,082,000 in fiscal 2009. In fiscal 2010, payments for purchases of treasury stock were $5,988,000 compared to $656,000 in fiscal 2009. In addition, cash payments for dividends were $3,992,000 in fiscal 2010 compared to $3,684,000 in fiscal 2009. Payments on long-term debt were $2,380,000 lower in fiscal 2010 compared to fiscal 2009 in accordance with our debt agreements. Proceeds from issuance of Common Stock and treasury stock were $1,361,000 and $666,000 in fiscal 2010 and 2009, respectively, as a result of more stock option exercises.

Other

Total cash and investment balances held by our foreign subsidiaries at July 31, 2011, 2010 and 2009 were $1,904,000, $1,773,000 and $1,030,000, respectively. Cash and investment balances fluctuated due to normal business operations.

We have a $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) which will expire December 31, 2011. The credit agreement provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris. At July 31, 2011, the variable rates would have been 3.3% for the Harris’ prime-based rate or 0.8% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2011 and 2010, there were no outstanding borrowings under this credit facility and we were in compliance with its covenants. While there can be no assurance regarding the terms, timing or consummation of any successor agreement, on or before the expiration of this agreement on December 31, 2011, we expect to enter into a successor credit arrangement with Harris N.A. or another financing source under terms and conditions reasonably acceptable to us; however, future developments in the financial and credit markets could limit our ability to draw on or to enter into any such credit arrangement.

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

We believe that cash flow from operations, availability under our current revolving credit facility, and any successor agreements, and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations for at least the next 12 months. We expect cash requirements for capital expenditures in fiscal 2012 to be lower than in fiscal 2011 due to completion of projects at our manufacturing facilities related to new products; however, we intend to spend significantly for product promotion activities throughout the new product introduction in fiscal 2012 and we anticipate such spending thereafter will be higher than historic levels. Our capital requirements are subject to change as business conditions warrant and opportunities arise. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the current credit agreement and any successor agreements, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Our capital requirements are subject to change as business conditions warrant and opportunities arise. The following tables summarize our significant contractual obligations and commercial commitments at July 31, 2011 and the effect such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$33,300,000	$3,600,000	$7,300,000	$6,983,000	$15,417,000
Interest on Long-Term Debt	6,980,000	1,562,000	2,400,000	1,543,000	1,475,000
Capital Leases	32,000	32,000	—	—	—
Operating Leases	8,957,000	2,073,000	2,895,000	2,044,000	1,945,000
Unconditional Purchase Obligations	134,000	134,000	—	—	—
Total Contractual Cash Obligations	$49,403,000	$7,401,000	$12,595,000	$10,570,000	$18,837,000

The unconditional purchase obligations represent forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2012. As of July 31, 2011, the remaining purchase obligation was $134,000 for 30,000 MMBtu for fiscal 2012. These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

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

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$28,945,000	$27,920,000	$1,025,000	$—	$—

The obligations above are open purchase orders primarily for packaging and other ingredients used in our products. The expected timing of payments of these obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities. As of July 31, 2011 we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Trade Receivables. We recognize trade receivables when the risk of loss and title pass to the customer. We record for an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts and analysis of specific accounts. A customer account is determined to be uncollectible when we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We believe our allowance for doubtful accounts is reasonable; however, the unanticipated default by a customer with a material trade receivable could occur. We recorded an allowance for doubtful accounts of $607,000 and $572,000 at July 31, 2011 and 2010, respectively.

Inventories. We value inventories at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales divisions to ensure that both historical issues and new market trends are considered. The obsolescence reserve not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at July 31, 2011 and 2010 were $326,000 and $449,000, respectively.

Reclamation. During the normal course of our mining process we remove overburden and perform on-going reclamation activities. As overburden is removed from a pit, it is hauled to a previously mined pit and used to refill older sites. This process allows us to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing the liability of the reclamation process.

On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. As of July 31, 2011 and 2010, we have recorded an estimated net reclamation asset of $495,000 and $498,000, respectively, and a corresponding estimated reclamation liability of $1,114,000 and $996,000, respectively. These values represent the discounted present value of the estimated future mining reclamation costs at the production plants. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge, once again over the estimated useful lives of the mines.

Accounting for reclamation obligations requires that we make estimates unique to each mining operation of the future costs we will incur to complete the reclamation work required to comply with existing laws and regulations. Actual costs incurred in the future could significantly differ from estimated amounts. Future changes to environmental laws could increase the extent of reclamation work required. Any such increases in future costs could materially impact the amount incurred for reclamation costs.

Impairment of goodwill, trademarks and other intangible assets. We review carrying values of goodwill, trademarks and other indefinite lived intangible assets periodically for possible impairment in accordance ASC 350, Intangibles – Goodwill and Other. Our impairment review is based on a discounted cash flow approach that requires significant judgment with respect to volume, revenue, expense growth rates and the selection of an appropriate discount rate. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the first quarter of the fiscal year and when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. We use judgment in assessing whether assets may have become impaired. Our analysis in the first quarter of fiscal 2011 did not indicate any impairment. We continue to monitor events, circumstances or changes in the business that might imply a reduction in value and might lead to impairment.

Trade Promotions. We routinely commit to one-time or ongoing trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience with trade spending patterns and that of the industry, current trends and forecasted data. While we believe our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations. We have accrued liabilities at the end of each period for the estimated trade spending programs. We recorded liabilities of $2,259,000 and $2,303,000 for trade promotions at July 31, 2011 and 2010, respectively.

Stock-Based Compensation. We account for stock options and restricted stock issued under our long term incentive plans in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires the determination of the fair value of stock-based compensation at the grant date and the recognition in the financial statements of the related compensation expense over the appropriate vesting period. The fair value of stock-based compensation was estimated on the grant date using the Black-Scholes Option Pricing Method. This method requires management to make certain estimates, including estimating the expected term of stock options, expected volatility of our stock and expected dividends. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. It could have a material effect on our Consolidated Financial Statements if actual results differ significantly from these estimates or different key assumptions were used. We recognized stock-based compensation expense of $478,000 in fiscal 2011 and $251,000 in fiscal 2010, net of related tax effect. These amounts include expense related to stock option grants and restricted stock.

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

We determine our current and deferred taxes in accordance with ASC 740, Income Taxes. The tax effect of the expected reversal of tax differences is recorded at rates currently enacted for each jurisdiction in which we operate. To the extent that temporary differences will result in future tax benefit, we must estimate the timing of their reversal and whether taxable operating income in future periods will be sufficient to fully recognize any deferred tax assets. We maintain valuation allowances where it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the income tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings and other factors that could affect the realization of deferred tax assets. We recorded valuation allowances for income taxes of $3,106,000 and $2,909,000 at July 31, 2011 and 2010, respectively. The valuation allowance at July 31, 2011 has been established for the full amount of the deferred tax benefit related to our alternative minimum tax credit carryforwards since we believe it is more likely than not that the benefit of these credits will not be realized.

In addition to valuation allowances, we provide for uncertain tax positions when such tax positions do not meet certain recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. Our liability for unrecognized tax benefits based on tax positions related to the current and prior fiscal years were $273,000 at July 31, 2011and $643,000 at July 31, 2010. See Note 5 of the Notes to the Consolidated Financial Statements for further discussion.

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

In May 2011, the FASB issued guidance under ASC 820, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. These amendments clarify FASB's intent about the application of existing fair value measurement and disclosure requirements and change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. We are currently evaluating the impact this Statement will have on our Consolidated Financial Statements beginning with our Quarterly Report on Form 10-Q for the quarter ending April 30, 2012.

In June 2011, the FASB issued guidance under ASC 220, Comprehensive Income: Presentation of Comprehensive Income, that requires presentation of the components of net income and other comprehensive income either in one continuous statement, referred to as the Statement of Comprehensive Income, or in two separate consecutive statements. The requirements eliminate the current option to report other comprehensive income and its components in the Statement of Stockholders' Equity. The components recognized in net income or other comprehensive income under current accounting guidance will not change. The presentation requirements will be adopted beginning with our Quarterly Report on Form 10-Q for the quarter ending October 31, 2012 and will be applied retrospectively.

In September 2011, the FASB issued guidance under ASC 350, Testing Goodwill for Impairment, that provides the option to first assess qualitative factors to determine if the annual two-step test of goodwill for impairment must be performed. If, based on the qualitative assessment of events or circumstances, an entity determines it is not more likely than not that the goodwill fair value is less than its carrying amount, then it is not necessary to perform the two-step impairment test. However, if an entity concludes otherwise, then the two-step impairment test must be performed to identify potential impairment and to measure the amount of goodwill impairment, if any. We are currently evaluating the impact this Statement will have on our annual goodwill impairment testing for our 2013 fiscal year beginning August 1, 2012.

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

We are exposed to commodity price risk with respect to fuel. We monitor fuel market trends and we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. Natural gas prices have remained reasonably stable; therefore, as of July 31, 2011, we have purchased a limited number of natural gas contracts for our planned kiln fuel needs for fiscal 2012. All contracts are related to the normal course of business and no contracts are entered into for speculative purposes. We continue to purchase natural gas at spot rates on a month to month basis to meet our needs.

The following table provides information about our natural gas future contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the future contracts, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2012. The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on September 30, 2011.

Commodity Price Sensitivity
Natural Gas Future Contracts
For the Year Ended July 31, 2012
	Expected 2012 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	30,000	—
Weighted Average Price (Per MMBtu)	$4.47	—
Contract Amount ($ U.S., in thousands)	$134.2	$131.1

Factors that could influence the fair value of the natural gas contracts, include, but are not limited to, the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general demand for natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world. Some of these same events have allowed us to mitigate the impact of the natural gas contracts by the continued, and in some cases expanded, use of recycled oil in our manufacturing processes. Accurate estimates of the impact that these contracts may have on our fiscal 2012 financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.

Please also see Item 1A “Risk Factors” above for a discussion of these and other risks and uncertainties we face in our business.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	July 31,
ASSETS	2011	2010
	(in thousands of dollars)
Current Assets
Cash and cash equivalents	$17,885	$18,762
Investment in short-term securities	15,837	5,859
Accounts receivable, less allowance of $607 and $572 in 2011 and 2011, respectively	29,217	27,178
Inventories	19,230	16,023
Deferred income taxes	1,193	2,867
Prepaid repairs expense	3,782	3,993
Prepaid expenses and other assets	4,672	1,507
Total Current Assets	91,816	76,189
Property, Plant and Equipment
Buildings and leasehold improvements	27,642	24,513
Machinery and equipment	115,978	108,420
Office furniture and equipment	9,993	8,886
Vehicles	10,570	9,411
	164,183	151,230
Less accumulated depreciation and amortization	(121,251)	(115,115)
	42,932	36,115
Construction in progress	8,949	10,773
Land	16,147	15,614
Total Property, Plant and Equipment, Net	68,028	62,502
Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of $381 and $357 in 2011 and 2010, respectively	589	617
Debt issuance costs, net of accumulated amortization of $333 and $524 in 2011 and 2010, respectively	463	255
Licensing agreements and non-compete agreements, net of accumulated amortization of $1,361 and $3,611 in 2011 and 2010, respectively	878	1,127
Deferred income taxes	2,107	3,981
Other	4,350	4,149
Total Other Assets	13,549	15,291
Total Assets	$173,393	$153,982

The accompanying notes are an integral part of the Consolidated Financial Statements.

	July 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY	(in thousands of dollars)
Current Liabilities
Current maturities of notes payable	$3,600	$3,500
Accounts payable	6,369	6,482
Dividends payable	1,129	1,043
Accrued expenses
Salaries, wages and commissions	4,143	7,064
Trade promotions and advertising	2,270	2,313
Freight	2,135	1,504
Other	6,834	5,885
Total Current Liabilities	26,480	27,791
Noncurrent Liabilities
Notes payable	29,700	14,800
Deferred compensation	7,196	6,818
Pension and postretirement benefits	13,235	12,558
Other	1,484	1,426
Total Noncurrent Liabilities	51,615	35,602
Total Liabilities	78,095	63,393

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,750,324 shares in 2011 and 7,639,922 shares in 2010	775	764
Class B Stock, par value $.10 per share, issued 2,372,859 shares in 2011 and 2,244,217 shares in 2010	237	224
Additional paid-in capital	29,213	25,104
Restricted unearned stock compensation	(2,446)	(156)
Retained earnings	121,388	116,917
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	71	67
Pension and postretirement benefits	(5,315)	(5,310)
Cumulative translation adjustment	799	492
Less treasury stock, at cost (2,642,387 Common and 324,741 Class B shares at July 31, 2011 and 2,558,764 Common and 324,741 Class B shares at July 31, 2010)	(49,424)	(47,513)
Total Stockholders’ Equity	95,298	90,589

Total Liabilities and Stockholders’ Equity	$173,393	$153,982

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2011	2010	2009
	(in thousands, except for per share data)

Net Sales	$226,755	$219,050	$236,245
Cost of Sales	(176,715)	(169,362)	(186,861)
Gross Profit	50,040	49,688	49,384
Selling, General and Administrative Expenses	(36,331)	(36,139)	(34,801)
Income from Operations	13,709	13,549	14,583
Other Income (Expense)
Interest income	61	126	365
Interest expense	(2,053)	(1,345)	(1,910)
Foreign exchange (losses) gains	(22)	(213)	(324)
Other, net	446	697	595
Total Other Expense, Net	(1,568)	(735)	(1,274)
Income Before Income Taxes	12,141	12,814	13,309
Income Taxes	(3,090)	(3,356)	(3,723)
Net Income	$9,051	$9,458	$9,586

Net Income Per Share
Basic Common	$1.36	$1.42	$1.46
Basic Class B Common	$1.06	$1.07	$1.09
Diluted	$1.26	$1.30	$1.33

Average Shares Outstanding
Basic Common	5,083	5,203	5,146
Basic Class B Common	1,908	1,891	1,874
Diluted	7,103	7,275	7,200

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

	Number of Shares		(in thousands of dollars)
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Restricted Unearned Stock Compensation	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance, July 31, 2008	9,632,013	(2,586,683)	$963	$22,218	$105,966	$(674)	$(41,406)	$559	$87,626
Net Income			—	—	9,586	—	—	—	9,586
Cumulative Translation Adjustments			—	—	—	—	—	(330)	(330)
Unrealized gain (loss) on marketable securities			—	—	—	—	—	(28)	(28)
Unrecognized actuarial gain/ loss, prior service cost and transition liability			—	—	—	—	—	(4,463)	(4,463)
Total Comprehensive Income									4,765
Dividends Declared			—	—	(3,759)	—	—	—	(3,759)
Purchases of Treasury Stock		(41,579)	—	—	—	—	(656)	—	(656)
Issuance of Stock Under Long-Term Incentive Plans	83,359	21,000	8	662	(200)	—	340	—	810
Share-based Compensation			—	486	—	—	—	—	486
Amortization of Restricted Stock			—	—	—	291	—	—	291
Balance, July 31, 2009	9,715,372	(2,607,262)	$971	$23,366	$111,593	$(383)	$(41,722)	$(4,262)	$89,563
Net Income			—	—	9,458	—	—	—	9,458
Cumulative Translation Adjustments			—	—	—	—	—	210	210
Unrealized gain (loss) on marketable securities			—	—	—	—	—	27	27
Unrecognized actuarial gain/ loss, prior service cost and transition liability			—	—	—	—	—	(726)	(726)
Total Comprehensive Income									8,969
Dividends Declared			—	—	(4,041)	—	—	—	(4,041)
Purchases of Treasury Stock		(288,243)	—	—	—	—	(5,988)	—	(5,988)
Issuance of Stock Under Long-Term Incentive Plans	168,767	12,000	17	1,319	(93)	(78)	197	—	1,362
Share-based Compensation			—	419	—	—	—	—	419
Amortization of Restricted Stock			—	—	—	305	—	—	305
Balance, July 31, 2010	9,884,139	(2,883,505)	$988	$25,104	$116,917	$(156)	$(47,513)	$(4,751)	$90,589
Net Income			—	—	9,051	—	—	—	9,051
Cumulative Translation Adjustments			—	—	—	—	—	307	307
Unrealized gain (loss) on marketable securities			—	—	—	—	—	3	3
Unrecognized actuarial gain/loss, prior service cost and transitionliability			—	—	—	—	—	(4)	(4)
Total Comprehensive Income									9,357
Dividends Declared			—	—	(4,305)	—	—	—	(4,305)
Purchases of Treasury Stock		(117,123)	—	—	—	—	(2,407)	—	(2,407)
Issuance of Stock Under Long-Term Incentive Plans	239,044	33,500	24	3,741	(275)	(2,917)	496	—	1,069
Share-based Compensation			—	368	—	—	—	—	368
Amortization of Restricted Stock			—	—	—	627	—	—	627
Balance, July 31, 2011	10,123,183	(2,967,128)	$1,012	$29,213	$121,388	$(2,446)	$(49,424)	$(4,445)	$95,298

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2011	2010	2009
Cash Flows from Operating Activities	(in thousands of dollars)
Net Income	$9,051	$9,458	$9,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,473	7,371	7,406
Amortization of investment discounts	30	(9)	(119)
Non-cash stock compensation expense	641	340	460
Excess tax benefits for share-based payments	(342)	(383)	(314)
Deferred income taxes	3,515	(1,763)	(2,239)
Provision for bad debts	36	(62)	29
Loss on the sale of property, plant and equipment	168	45	59
(Increase) decrease in:
Accounts receivable	(2,075)	1,884	2,354
Inventories	(3,207)	1,772	(51)
Prepaid expenses	(2,954)	505	(1,135)
Other assets	(110)	466	(157)
Increase (decrease) in:
Accounts payable	275	1,702	(1,773)
Accrued expenses	(1,384)	2,496	(1,841)
Deferred compensation	378	926	394
Other liabilities	613	1,468	3,155
Total Adjustments	4,057	16,758	6,228
Net Cash Provided by Operating Activities	13,108	26,216	15,814
Cash Flows from Investing Activities
Capital expenditures	(13,806)	(10,413)	(15,253)
Proceeds from sale of property, plant and equipment	149	375	27
Purchases of investment in short-term securities	(60,083)	(21,852)	(80,963)
Dispositions of investment in short-term securities	50,075	24,000	94,000
Net Cash Used in Investing Activities	(23,665)	(7,890)	(2,189)
Cash Flows from Financing Activities
Proceeds from issuance of notes payable	18,500	—	—
Principal payments on notes payable	(3,500)	(3,200)	(5,580)
Dividends paid	(4,218)	(3,992)	(3,684)
Purchase of treasury stock	(2,474)	(5,988)	(656)
Proceeds from issuance of treasury stock	221	103	140
Proceeds from issuance of common stock	914	1,258	526
Excess tax benefits for share-based payments	342	383	314
Other, net	144	122	(142)
Net Cash Provided by (Used in) Financing Activities	9,929	(11,314)	(9,082)
Effect of exchange rate changes on cash and cash equivalents	(249)	(89)	448
Net (Decrease) Increase in Cash and Cash Equivalents	(877)	6,923	4,991
Cash and Cash Equivalents, Beginning of Year	18,762	11,839	6,848
Cash and Cash Equivalents, End of Year	$17,885	$18,762	$11,839
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

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments with maturities of three months or less when purchased.

INVESTMENT IN SHORT-TERM SECURITIES

The composition of investment in short-term securities as of July 31, 2011 and 2010 was as follows:

	2011	2010
	(in thousands)
U.S. Treasury Securities	$12,499	$4,000
Debt Securities	2,143	1,259
Certificates of Deposit	1,195	600
Total Investment in Short-Term Securities	$15,837	$5,859

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

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of short-term investments and accounts receivable. We place our investments in government-backed instruments, both domestic and Canadian, and with other quality institutions. Concentrations of credit risk with respect to accounts receivable are subject to the financial condition of certain major customers, principally the customer referred to in Note 2 of the Notes to the Consolidated Financial Statements. We generally do not require collateral to secure customer receivables; however, we require letters of credit for some foreign customers or we purchase insurance to reduce our risk.

INVENTORIES

We value inventories at the lower of cost (first-in, first-out) or market. We recorded inventory obsolescence reserves of approximately $326,000 and $449,000 as of July 31, 2011 and 2010, respectively. The composition of inventories as of July 31, 2011 and 2010 was as follows:

	2011	2010
	(in thousands)
Finished goods	$11,041	$9,834
Packaging	4,251	3,051
Other	3,938	3,138
Total Inventory	$19,230	$16,023

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

INTANGIBLE ASSETS AND GOODWILL

We amortize most of our intangible assets on a straight-line basis over periods ranging from three to 17 years. We have some intangible assets that were determined to have indefinite lives and are not amortized. We periodically review intangibles and goodwill to assess recoverability from projected discounted cash flows of the related operating entities. Our review is based on discounted cash flow and other approaches that require significant judgment with respect to volume, revenue, expense growth rates and the selection of an appropriate discount rate. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the first quarter of the fiscal year and when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired.

Our estimated intangible amortization expense for the next five fiscal years is as follows (in thousands):

2012	$344
2013	$341
2014	$316
2015	$249
2016	$76

OVERBURDEN REMOVAL AND MINING COSTS

We mine sorbent materials on property that we either own or lease as part of our overall operations. A significant part of our overall mining cost is incurred during the process of removing the overburden from the mine site, thus exposing the sorbent material used in a majority of our production processes. These stripping costs are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred. We defer and amortize the pre-production overburden removal costs associated with opening a new mine.

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

Years
Buildings and leasehold improvements	5 - 30
Machinery and equipment
Packaging	2 - 20
Processing	2 - 20
Mining and Other	3 - 15
Office furniture, computers and equipment	2 - 10
Vehicles	3 - 10

Property, plant and equipment are reviewed for possible impairment on an annual basis. We take into consideration idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value.

TRADE PROMOTIONS

We routinely commit to one-time or ongoing trade promotion programs primarily in our Retail and Wholesale Products Group. All such costs are netted against sales. We have accrued liabilities at the end of each period for the estimated expenses incurred, but not paid for these programs. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. We use judgment for estimates to determine our trade spending liabilities. We rely on our historical experience with trade spending patterns and that of the industry, current trends and forecast data.

ADVERTISING

Advertising costs for the development of printed materials, television commercials, web-based digital banners, web-based social media and sales videos are deferred and expensed upon the first use of the materials, unless such amounts are immaterial. Costs paid for communicating advertising over a period of time, such as television air time and print media advertising space, are deferred and expensed on a pro-rata basis. All other advertising costs, including participation in industry conventions and shows and market research, are expensed when incurred. All advertising costs are part of selling, general and administrative expenses.

Advertising expenses were approximately $3,220,000, $2,102,000, and $2,158,000 for the years ended July 31, 2011, 2010 and 2009, respectively. Advertising expenses were increased in fiscal 2011 due to the launch of our new Cat's Pride Fresh and Light product.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents, investment in short-term securities, cash surrender value of life insurance policies and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2011 and 2010. The investment in short-term securities includes U.S. Treasury securities, certificates of deposit and debt securities. We intend and have the ability to hold our investment in short-term securities to maturity; therefore, these investments are reported at amortized cost, which was approximately equal to fair value.

The fair value of notes payable was more than its carrying value by approximately $623,000 as of July 31, 2011 and by approximately $95,000 as of July 31, 2010. The fair value of notes payable was estimated based on future cash flows discounted at current interest rates available to us for debt with similar maturities and characteristics. See Note 4 of the Notes to the Consolidated Financial Statements for additional information regarding assets and liabilities recorded at fair value.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of sales and were approximately $39,763,000, $36,101,000 and $40,465,000 for the years ended July 31, 2011, 2010 and 2009, respectively.

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

RESEARCH AND DEVELOPMENT

Research and development costs of approximately $1,933,000, $1,826,000 and $2,099,000 were charged to expense as incurred for the years ended July 31, 2011, 2010 and 2009, respectively.

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

STOCK-BASED COMPENSATION

We account for stock options and restricted stock issued under our long term incentive plans in accordance with ASC 718, Compensation – Stock Compensation. The fair value of stock-based compensation is determined at the grant date. The related compensation expense is recognized over the appropriate vesting period. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

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

In addition to existing valuation allowances, we provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by ASC 740, Income Taxes. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. We recognize interest and penalties accrued related to uncertain tax positions in income tax (benefit) expense.

U.S. income tax expense and foreign withholding taxes are provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. Where unremitted foreign earnings are indefinitely reinvested, no provision for federal or state tax expense is recorded. When circumstances change and we determine that some or all of the undistributed earnings will be remitted in the foreseeable future, a corresponding expense is accrued in the current period. See Note 5 of the Notes to the Consolidated Financial Statements for additional information about income taxes.

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

In May 2011, the FASB issued guidance under ASC 820, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. These amendments clarify FASB's intent about the application of existing fair value measurement and disclosure requirements and change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  We are currently evaluating the impact this Statement will have on our Consolidated Financial Statements beginning with our Quarterly Report on Form 10-Q for the quarter ending April 30, 2012.

In June 2011, the FASB issued guidance under ASC 220, Comprehensive Income: Presentation of Comprehensive Income, that requires presentation of the components of net income and other comprehensive income either in one continuous statement, referred to as the Statement of Comprehensive Income, or in two separate consecutive statements. The requirements eliminate the current option to report other comprehensive income and its components in the Statement of Stockholders' Equity. The components recognized in net income or other comprehensive income under current accounting guidance will not change. The presentation requirements will be adopted beginning with our Quarterly Report on Form 10-Q for the quarter ending October 31, 2012 and will be applied retrospectively.

In September 2011, the FASB issued guidance under ASC 350, Testing Goodwill for Impairment, that provides the option to first assess qualitative factors to determine if the annual two-step test of goodwill for impairment must be performed. If, based on the qualitative assessment of events or circumstances, an entity determines it is not more likely than not that the goodwill fair value is less than its carrying amount, then it is not necessary to perform the two-step impairment test. However, if an entity concludes otherwise, then the two-step impairment test must be performed to identify potential impairment and to measure the amount of goodwill impairment, if any. We are currently evaluating the impact this Statement will have on our annual goodwill impairment testing for our 2013 fiscal year beginning August 1, 2012.

NOTE 2 – OPERATING SEGMENTS

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

	July 31,
	Assets
	2011	2010	2009
	(in thousands)
Business to Business Products	$40,635	$41,773	$40,358
Retail and Wholesale Products	81,049	69,248	71,523
Unallocated Assets	51,709	42,961	37,380
Total Assets	$173,393	$153,982	$149,261

	Year Ended July 31,
	Net Sales			Income
	2011	2010	2009	2011	2010	2009
	(in thousands)
Business to Business Products	$74,479	$71,991	$70,706	$19,504	$19,925	$15,234
Retail and Wholesale Products	152,276	147,059	165,539	10,439	11,669	16,721
Total Sales/Operating Income	$226,755	$219,050	$236,245	29,943	31,594	31,955
Less:
Corporate Expenses				15,810	17,561	17,101
Interest Expense, Net of Interest Income				1,992	1,219	1,545
Income before Income Taxes				12,141	12,814	13,309
Income Taxes Provision				(3,090)	(3,356)	(3,723)
Net Income				$9,051	$9,458	$9,586

The following is a summary of financial information by geographic region for the years ended July 31:

	2011	2010	2009
	(in thousands)
Sales to unaffiliated customers:
Domestic	$214,239	$205,322	$222,798
Foreign subsidiaries	$12,516	$13,728	$13,447
Sales or transfers between geographic areas:
Domestic	$4,949	$4,830	$6,102
Income (Loss) before income taxes:
Domestic	$12,815	$13,318	$13,812
Foreign subsidiaries	$(674)	$(504)	$(503)
Net Income (Loss):
Domestic	$9,618	$9,977	$10,145
Foreign subsidiaries	$(567)	$(519)	$(559)
Identifiable assets:
Domestic	$163,696	$144,558	$139,569
Foreign subsidiaries	$9,697	$9,424	$9,692

Our largest customer accounted for the following percentage of consolidated net sales and net accounts receivable:

	2011	2010	2009
Net sales for the years ended July 31	21%	20%	26%
Net accounts receivable as of July 31	33%	32%	38%

NOTE 3 – NOTES PAYABLE

The composition of notes payable at July 31 is as follows:

	2011	2010
	(in thousands)
Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc.
Payable in annual principal installments on August 1: $3,083 in each fiscal year 2016 through 2021. Interest is payable semiannually at an annual rate of 3.96%.	$18,500	$—

Prudential Financial
Payable in annual principal installments on April 15: $1,500 in fiscal 2012 and 2013. Interest is payable semiannually at an annual rate of 6.55%.	3,000	5,000

The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company
Payable in annual principal installments on October 15: $2,100 in fiscal 2012; $2,300 in fiscal 2013; $3,500 in fiscal 2014 and 2015; and $400 in fiscal 2016. Interest is payable semiannually at an annual rate of 5.89%.	11,800	13,300
	$33,300	$18,300
Less current maturities of notes payable	(3,600)	(3,500)
	$29,700	$14,800

We have $18,500,000 of senior promissory notes to The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota pursuant to a Note Agreement dated November 12, 2010.  The Notes bear interest at 3.96% per annum and mature on August 1, 2020.  The proceeds of the sale may be used to fund future principal payments of our debt, acquisitions, stock repurchases, capital expenditures and for working capital purposes.  The Note Agreement contains certain covenants that restrict our ability and the ability of certain of our subsidiaries to, among other things, (i) incur liens, (ii) incur indebtedness, (iii) merge or consolidate, (iv) sell assets, (v) sell stock of those certain subsidiaries, (vi) engage in business that would change the general nature of the business we are engaged in, and (vii) enter into transactions other than on “arm's length” terms with affiliates.

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

We have a $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) effective until December 31, 2011. The credit agreement with Harris provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris. As of July 31, 2011 and 2010, there were no outstanding borrowings under this credit facility. At July 31, 2011, the variable rates would have been 3.3% for the Harris’ prime-based rate or .8% for the LIBOR-based rate. At July 31, 2010, the variable rates would have been 3.3% for the Harris’ prime-based rate or 1.6% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth.

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

We were in compliance with all restrictive covenants and limitations at July 31, 2011.

The following is a schedule by fiscal year of future maturities of notes payable as of July 31, 2011 (in thousands):

2012	$3,600
2013	3,800
2014	3,500
2015	3,500
Later years	18,900
$33,300

NOTE 4 – FAIR VALUE

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

The following table summarizes our financial assets and liabilities that were reported at fair value by level within the fair value hierarchy:

	Fair Value at July 31, 2011 (in thousands)
	Total	Level 1	Level 2
Assets
Cash equivalents	$10,020	$10,020	$—
Marketable equity securities	74	74	—
Cash surrender value of life insurance	4,032	—	4,032

Cash equivalents are classified as Level 1 of the fair value hierarchy because they were valued using quoted market prices in active markets. These cash instruments are primarily money market mutual funds.

Marketable equity securities were valued using quoted market prices in active markets and as such are classified as Level 1 in the fair value hierarchy. These securities represent stock we own in one publicly traded company and are included in other noncurrent assets on the Consolidated Balance Sheets.

Cash surrender value of life insurance is classified as Level 2. The value was determined by the underwriting insurance company’s valuation models, which take into account the passage of time, mortality tables, interest rates, cash values for paid-up additions and dividend accumulations. The cash surrender value represents the guaranteed value we would receive upon surrender of these policies held on key employees as of July 31, 2011. The cash surrender value of life insurance is included in other assets on the Consolidated Balance Sheets.

The investment in short-term securities on the Consolidated Balance Sheets includes U.S. Treasury securities, certificates of deposit and debt securities. We intend and have the ability to hold our investment in short-term securities to maturity; therefore, these investments were reported at amortized cost on the Consolidated Balance sheets, which approximated fair value as of July 31, 2011, and these balances are excluded from the above table.

Accounts receivable and accounts payable balances on the Consolidated Balance Sheets approximate their fair values at July 31, 2011 and 2010 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

NOTE 5 – INCOME TAXES

The provision for income tax expense (benefit) at July 31 consists of the following:

	2011	2010	2009
	(in thousands)
Current
Federal	$—	$3,529	$2,708
Foreign	(118)	22	47
State	155	1,046	497
	37	4,597	3,252
Deferred
Federal	2,479	(939)	479
Foreign	11	(7)	9
State	563	(295)	(17)
	3,053	(1,241)	471
Total Income Tax Provision	$3,090	$3,356	$3,723

Principal reasons for variations between the statutory federal rate and the effective rates for the years ended July 31 were as follows:

	2011	2010	2009
U.S. federal income tax rate	34.0%	34.0%	34.0%
Depletion deductions allowed for mining	(8.7)	(9.2)	(9.5)
State income tax expense, net of federal tax expense	2.9	3.9	2.4
Foreign tax restructuring	0.8	—	—
Difference in effective tax rate of foreign subsidiaries	(2.4)	1.3	1.4
Empowerment zone credits	(1.2)	(1.2)	(0.3)
Valuation allowance release	(1.7)	(3.6)	—
Other	1.8	1.0	—
	25.5%	26.2%	28.0%

The Consolidated Balance Sheets as of July 31 included the following tax effects of cumulative temporary differences:

	2011		2010
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Depreciation	$—	$5,116	$—	$3,708
Deferred compensation	2,943	—	3,006	—
Postretirement benefits	4,364	—	4,444	—
Allowance for doubtful accounts	232	—	245	—
Deferred Marketing Expenses	—	442	—	—
Other assets	174	—	139	—
Accrued expenses	1,241	—	2,313	—
Tax credits	3,106	—	3,201	—
Amortization	—	247	—	194
Inventories	162	—	309	—
Depletion	—	530	—	576
Stock compensation expense	426	—	510	—
Reclamation and other	225	—	189	—
Other assets – foreign	—	132	—	121
	12,873	6,467	14,356	4,599
Valuation allowance	(3,106)	—	(2,909)	—
Total deferred taxes	$9,767	$6,467	$11,447	$4,599

As of July 31, 2011, we had alternative minimum tax (“AMT”) credit carryforwards for federal income tax purposes of approximately $3,106,000, which can be carried forward indefinitely or until utilized. A number of factors determine whether or not we will be able to utilize the AMT credit carryforwards. We believe it is more likely than not that we will not realize a benefit from the carryforwards; therefore, a valuation allowance has been established for the full amount of the deferred tax benefit related to the AMT tax credits.

During fiscal 2011, we have provided for income taxes related to previously untaxed earnings of foreign subsidiaries. Due to the availability of foreign tax credits, the additional income tax expense related to these foreign earnings was not material.

During fiscal 2011, we decreased our liability for unrecognized tax benefits (“UTBs”) based on tax positions related to the current and prior fiscal years. Reconciliations of the beginning and ending amount of UTBs for the years ended July 31 were as follows:

	2011	2010	2009
	(in thousands)
Gross balance – beginning of year	$643	$200	$200
Gross increases - tax positions in current year	—	443	—
Gross decreases - tax positions from prior years	(370)	—	—
Gross balance – end of year	$273	$643	$200

The amount of UTBs that, if recognized as of July 31, 2011, would affect our effective tax rate was $138,000. We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Our federal income tax returns for the fiscal years ended July 31, 2008, 2009 and 2010 remain open and are currently under examination. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are no material open or unsettled state, local or foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years.

We classify interest and penalty accruals related to UTBs as income tax expense. During fiscal 2011, we recognized an immaterial amount of interest and penalties. As of July 31, 2011, we had accrued $7,000 for the payment of interest and penalties.

NOTE 6 – STOCKHOLDERS’ EQUITY

Our authorized capital stock at July 31, 2011 and 2010 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share. There are no Class A Common Stock shares currently outstanding.

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

Common Stock is entitled to cash dividends, as and when declared or paid, equal to at least 133 1/3% on a per share basis of the cash dividend paid on Class B Stock. Class A Common Stock is entitled to cash dividends on a per share basis equal to the cash dividend on Common Stock. Additionally, while shares of Common Stock, Class A Common Stock and Class B Stock are outstanding, the sum of the per share cash dividend paid on shares of Common Stock and Class A Common Stock, must be equal to at least 133 1/3% of the sum of the per share cash dividend paid on Class B Stock and Class A Common Stock. See Note 3 regarding dividend restrictions.

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

Our Board of Directors has authorized in the aggregate the repurchase of 3,416,771 shares of the Company stock. As of July 31, 2011, 2,707,653 shares of Common Stock and 342,241 shares of Class B Stock have been repurchased under the Board approved repurchase authorizations and 146,545 shares of Common Stock by other transactions authorized by management prior to the adoption of the Board’s repurchase authorizations.

NOTE 7 – STOCK-BASED COMPENSATION

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

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and non-employee directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500. Option grants covering 25,000 shares have been issued to our outside directors with a vesting period of one year and option grants covering 32,500 shares have been issued to employees with vesting similar to the vesting described above under the 1995 Plan. In addition, 229,115 shares of restricted stock have been issued under the 2006 Plan.

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to directors, who are considered employees, at an option price per share of 100% of the fair market value of Common Stock on the date of grant. Stock options have been granted to our directors for a 10-year term with a one year vesting period. There are 18,750 shares outstanding and no shares are available for future grants under this plan. All shares of stock issued under the Directors’ Plan were from treasury stock.

EQUITY COMPENSATION PLAN INFORMATION AS OF JULY 31, 2011
	Number of securities to be issued upon exercise of understanding options (in thousands)	Weighted-average exercise price of outstanding options	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	170	$11.18	651
Equity compensation plans not approved by stockholders	19	$10.35	—

A summary of option transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at July 31, 2008	624	$8.66	4.4	$5,345
Options vested at July 31, 2008	429	$8.68	4.3	$3,661
Options unvested at July 31, 2008	195	$8.61
Exercised	(104)	$6.39		$1,117
Forfeited	(2)	$4.92
Expired	(13)	$9.00
Options outstanding at July 31, 2009	505	$9.14	3.8	$3,363
Options vested at July 31, 2009	473	$8.74	3.6	$3,321
Options unvested at July 31, 2009	32	$15.03
Exercised	(176)	$7.75		$1,881
Expired	(2)	$11.65
Options outstanding at July 31, 2010	327	$9.87	3.2	$3,934
Options vested at July 31, 2010	317	$9.64	3.1	$3,885
Options unvested at July 31, 2010	10	$17.00
Exercised	(138)	$8.19		$1,720
Options outstanding at July 31, 2011	189	$11.10	2.8	$1,882
Options vested at July 31, 2011	184	$10.94	2.8	$1,793
Options unvested at July 31, 2011	5	$17.00

The amount of cash received from the exercise of options during the fiscal year ended July 31, 2011 was approximately $2,867,000 and the related tax benefit was approximately $831,000. The amount of cash received from the exercise of options during the fiscal year ended July 31, 2010 was approximately $3,242,000 and the related tax benefit was approximately $849,000. The amount of cash received from the exercise of options during the fiscal year ended July 31, 2009 was approximately $1,783,000 and the related tax benefit was approximately $302,000.

	OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF July 31, 2011
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding(in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
$3.40 - $5.10	12	0.21	$4.92	12	$4.92
$5.11 - $6.80	—	—	$—	—	$—
$6.81 - $8.50	—	—	$—	—	$—
$8.51 - $10.20	105	2.08	$9.34	105	$9.34
$10.21 - $11.90	—	—	$—	—	$—
$11.91 - $13.60	25	3.18	$13.10	25	$13.10
$13.61 - $15.30	25	4.87	$14.82	25	$14.82
$15.31 - $17.00	22	4.94	$16.09	17	$15.83
$3.40 - $17.00	189	2.82	$11.10	184	$10.94

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

As of July 31, 2011, we had a total of approximately $4,000 in unamortized expense associated with all outstanding stock options. The weighted average period over which this expense is expected to be amortized is 0.3 years. As of July 31, 2010 and July 31, 2009, we had total unamortized compensation expense of approximately $18,000 and $47,000, respectively. The weighted average period over which this expense was expected to be amortized was 1.3 years and 1.7 years at July 31, 2010 and July 31, 2009, respectively.

There were no stock options granted in fiscal years 2011, 2010 or 2009.

RESTRICTED STOCK

Our 1995 Plan and 2006 Plan both provide for grants of restricted stock. The vesting schedule under the 1995 Plan has varied, but has been three years or less. Under the 2006 Plan, the grants issued so far have vesting periods between 2 years and 5 years.

A summary of restricted stock transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Unamortized Expense (in thousands)
Unvested restricted stock outstanding at July 31, 2008	55	$15.42	2.3	$674
Vested	(20)	$15.50
Unvested restricted stock outstanding at July 31, 2009	35	$15.37	1.4	$383
Granted	5	$15.10
Vested	(17)	$15.37
Unvested restricted stock outstanding at July 31, 2010	23	$15.31	0.9	$156
Granted	134	$21.78
Vested	(18)	$15.37
Unvested restricted stock outstanding at July 31, 2011	139	$21.54	4.0	$2,446

NOTE 8 – EMPLOYEE BENEFIT PLANS

We provide a defined benefit pension plan for eligible salaried and hourly employees. Pension benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service.

We also provide a postretirement health benefit plan to domestic salaried employees who retire prior to reaching age 65, have at least 17 years of continuous service, have attained at least 55 years of age and whose age plus years of service equals at least 80. Eligible employees may elect to continue their health care coverage under the Oil-Dri Corporation of America Employee Benefits Plan until they reach the age of 65.

We also maintain a 401(k) savings plan under which we match a portion of employee contributions. This plan is available to essentially all domestic employees following 30 or 60 days of employment. Our contributions to this plan, and to similar plans maintained by our foreign subsidiaries, were $714,000 for the fiscal year ended July 31, 2011 and $660,000 for each of the fiscal years ended July 31, 2010 and 2009.

Obligations and Funded Status

The following tables provide a reconciliation of changes in the plans’ benefit obligations, assets’ fair values and plans’ funded status for the fiscal years ended July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$27,994	$24,529	$1,933	$1,636
Service cost	1,293	1,137	85	74
Interest cost	1,507	1,416	91	96
Actuarial loss	1,071	1,623	50	152
Benefits paid	(723)	(711)	(117)	(25)
Benefit obligation at end of year	$31,142	$27,994	$2,042	$1,933

Change in plan assets:
Fair value of plan assets, beginning of year	$17,287	$15,619	$—	$—
Actual return on plan assets	2,033	1,457	—	—
Employer contribution	1,281	922	117	25
Benefits paid	(723)	(711)	(117)	(25)
Fair value of plan assets at end of year	$19,878	$17,287	$—	$—
Funded status, recorded in Consolidated Balance Sheets	$(11,264)	$(10,707)	$(2,042)	$(1,933)

The accumulated benefit obligation for the pension plan was $25,734,000 as of July 31, 2011 and $22,912,000 as of July 31, 2010.

The following table shows amounts recognized in the Consolidated Balance Sheets as of July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2011	2010	2011	2010
Deferred income taxes	$3,623	$3,711	$741	$733
Other current liabilities	—	—	(71)	(82)
Other noncurrent liabilities	(11,264)	(10,707)	(1,971)	(1,851)
Accumulated other comprehensive income –net of tax:
Net actuarial loss	4,833	4,828	410	388
Prior service cost	42	56	—	—
Net obligation at transition	—	—	30	39
	$(2,766)	$(2,112)	$(861)	$(773)

Benefit Costs and Amortizations

The following table shows the components of the net periodic pension and postretirement health benefit costs for the fiscal years ended July 31(in thousands):

	Pension Cost			Postretirement Health Benefit Cost
	2011	2010	2009	2011	2010	2009
Service cost	$1,293	$1,137	$879	$85	$74	$62
Interest cost on projected benefit obligations	1,507	1,416	1,338	91	96	93
Expected return on plan assets	(1,287)	(1,167)	(1,323)	—	—	—
Amortization of:
Net transition obligation	—	—	—	15	16	16
Prior service costs	23	46	47	—	—	—
Other actuarial loss	316	230	—	14	21	14
Net periodic benefit cost	$1,852	$1,662	$941	$205	$207	$185

The following table shows amounts, net of tax, that are components of other comprehensive income for the fiscal years ended July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2011	2010	2011	2010
Net actuarial loss	$202	$827	$31	$94
Amortization of:
Prior service cost	(14)	(29)	—	—
Net transition obligation	—	—	(10)	(10)
Amortization of actuarial loss	(196)	(143)	(8)	(13)
	$(8)	$655	$13	$71

     The following table shows amortization amounts, net of tax, expected to be recognized in fiscal 2012 in accumulated other comprehensive income (in thousands):

Amortization of:	Pension Benefits	Postretirement Health Benefits
Net actuarial loss	$190	$18
Prior service cost	9	—
Net obligation at transition	—	10
	$199	$28

Cash Flows

We have funded the pension plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974 (ERISA), as amended. We contributed approximately $1,281,000 and $922,000 during fiscal years 2011 and 2010, respectively. We expect to contribute approximately $1,070,000 in fiscal 2012.

The postretirement health plan is an unfunded plan. Our policy is to pay insurance premiums and claims from our assets.

The following table shows the estimated future benefit payments (in thousands):

	Pension Benefits	Postretirement Health Benefits
2012	$844	$71
2013	914	75
2014	1,047	60
2015	1,117	87
2016	1,146	122
2017-21	7,617	827
	$12,685	$1,242

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

	Pension Benefits		Postretirement Health Benefits
	2011	2010	2011	2010
Discount rate for net periodic benefit costs	5.50%	6.00%	5.50%	6.00%
Discount rate for year-end obligations	5.25%	5.50%	5.25%	5.50%
Rate of increase in compensation levels	4.00%	4.00%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—

The discount rate for fiscal 2011 and 2010 was the single equivalent rate that would yield the same present value as the plan’s expected cashflows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve is the Citigroup Pension Liability Index.

Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services and investment managers), and long-term inflation assumptions. Our historical actual return averaged approximately 6.6% for the 10-year period ending July 31, 2011. The actual rate of return in fiscal 2011 was approximately 12.8%. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in our pension plans.

For fiscal 2011 and 2010 the medical cost trend assumption was 8.5% and 9.0%, respectively. The graded trend rate is expected to decrease to an ultimate rate of 5% in 0.5% annual increments.

The following table reflects the effect on postretirement health costs and accruals of a one-percentage point change in the assumed health care cost trend in the fiscal year ended July 31, 2011 (in thousands):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost for fiscal year ended July 31, 2011	$26	$(22)
Effect on accumulated postretirement benefit obligation as of July 31, 2011	$243	$(210)

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

We measure and monitor the plan’s investment performance and the allocation of plan assets through quarterly investment portfolio reviews. Investment performance is measured by absolute returns, returns relative to benchmark indices and any other appropriate basis of comparison. The targeted allocation percentages of plan assets is shown below for fiscal 2012 and the actual allocation as of July 31:

Asset Allocation	Target fiscal 2012	2011	2010
Cash and accrued income	2%	6%	13%
Fixed income	38%	31%	32%
Equity	60%	63%	55%

     The fair value of our pension plan assets at July 31, 2011 by asset class are as follows:

	Fair Value at July 31, 2011 (in thousands)
	Total	Quoted Prices in Active Markets for identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Cash and Cash Equivalents(a)	$1,210	$1,210	$—	$—
Equity securities(b):
U.S. companies	7,511	7,383	128	—
International companies	1,781	1,781	—	—
Equity securities - international mutual funds:
Developed market(c)	1,542	—	1,542	—
Emerging markets(d)	540	—	540	—
Commodities(e)	680	8	672	—
Fixed Income:
U.S. Treasuries	2,841	—	2,841	—
Corporate bonds(f)	2,179	—	2,179	—
Emerging markets(g)	650	—	650	—
Government sponsered entities(h)	422	—	422	—
Other(i)	522	—	522	—
Total	$19,878	$10,382	$9,496	$—

(a)	Cash and cash equivalents consists of highly liquid investments which are traded in active markets.

(b)	This class represents equities traded on regulated exchanges.

(c)
These mutual funds seek long-term capital growth by investing at least 80% of their assets in stocks of non- U.S. companies that are primarily in developed markets, however the fund allows up to 35% to be invested in emerging markets.

(d)	These mutual funds seek long-term capital growth by investing at least 80% of their assets in stocks of companies located in Asia, excluding Japan.

(e)
The majority of the investments in this class seek maximum total return by investing primarily in commodity-linked derivative instruments. Assets not invested in commodity-linked instruments may be invested in inflation-indexed securities and other fixed income instruments.

(f)	This class includes bonds of U.S. and non-U.S. issuers from diverse industries.

(g)
This class invests at least 80% of its assets in directly in, or in derivative instruments that provide exposure to, emerging market bonds and other debt instruments denominated in the local currency of issue.

(h)
This class represents a beneficial ownership interest in a pool of single-family residential mortgage loans. These investments are not backed by the full faith and credit of the United States government.

(i)
This class seek long-term positive returns by employing a number of arbitrage and alternative investment strategies. The portfolio of instruments may include equities, convertible securities, debt securities, warrants, options, swaps, future contracts, forwards or other types of derivative instruments.

The fair value of our pension plan assets at July 31, 2010 by asset class are as follows:

	Fair Value at July 31, 2010 (in thousands)
	Total	Quoted Prices in Active Markets for identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Cash and Cash Equivalents(a)	$2,229	$1,829	$400	$—
Equity securities(b):
U.S. companies	5,651	5,539	112	—
International companies	510	510	—	—
Equity securities - international mutual funds:
Developed market(c)	2,426	—	2,426	—
Emerging markets(d)	403	—	403	—
Commodities(e)	540	540	—	—
Fixed Income:
U.S. Treasuries	2,999	—	2,999	—
Corporate bonds(f)	2,529	—	2,529	—
Total	$17,287	$8,418	$8,869	$—

(a)	Cash and cash equivalents consists of highly liquid investments which are traded in active markets.

(b)	This class represents equities traded on regulated exchanges.

(c)
These mutual funds seek long-term capital growth by investing at least 80% of their assets in stocks of non- U.S. companies that are primarily in developed markets, however some funds allow up to 35% to be invested in emerging markets.

(d)	These mutual funds seek long-term capital growth by investing at least 80% of their assets in stocks of companies located in Asia, excluding Japan.

(e)
This class represents a fund that invests in actively traded futures contracts traded on regulated futures exchanges and is managed to track the Deutsche Bank Liquid Commodity Index - Optimum Yield Diversified Excess Return.

(f)	This class includes bonds of U.S. and non-U.S. issuers from diverse industries.

NOTE 9 – DEFERRED COMPENSATION

The Oil-Dri Corporation of America Deferred Compensation Plan permits directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. The participants’ returns are set at our long-term cost of borrowing plus 1%. Participants have deferred $532,000 and $454,000 into these plans in fiscal years 2011 and 2010, respectively. We recorded $400,000 and $409,000 of interest expense associated with these plans in fiscal years 2011 and 2010, respectively. Payments to participants were $348,000 and $384,000 in fiscal 2011 and 2010, respectively, and the total liability recorded for deferred compensation was $6,701,000 and $6,269,000 at July 31, 2011 and 2010, respectively.

The Oil-Dri Corporation of America Supplemental Executive Retirement Plan (“SERP”) provides certain retired participants in the Oil-Dri Corporation of America Pension Plan (“Retirement Plan”) with the amount of benefits that would have been provided under the Retirement Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”), and/or (2) the limitation on compensation for purposes of calculating benefits under the Retirement Plan imposed by Section 401(a)(17) of the Code. We recorded approximately $24,000 and $103,000 in expense associated with this plan in the fiscal years ended July 31, 2011 and 2010, respectively. The plan is unfunded and we will fund benefits when payments are made. The total liability recorded for the SERP was $544,000 at July 31, 2011 and $520,000 at July 31, 2010.

The Oil-Dri Corporation of America Annual Incentive Plan provides certain executives with the opportunity to receive a deferred executive bonus award if certain financial goals are met. Financial targets under the provisions of the plan were not achieved to merit an award for the fiscal year ended July 31, 2011. A total of $407,000 was awarded for the fiscal year ended July 31, 2010 to certain executives. These awards will vest over a three-year vesting period and accrue interest at our long-term cost of borrowing plus 1%.

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

In October 2010, a non-Oil-Dri truck driver died of injuries sustained in a vehicle accident while at our Ochlocknee, Georgia location. We believe that insurance will cover the civil claims associated with the incident and that the insurance company has established appropriate reserves.

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

The following is a schedule by year of future minimum rental requirements under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of July 31, 2011 (in thousands):

2012	$2,073
2013	1,678
2014	1,217
2015	1,019
2016	1,025
Later years	1,945
$8,957

The following schedule shows the composition of total rental expense for all operating leases, including those with terms of one month or less which were not renewed, as of the years ended July 31:

	2011	2010	2009
	(in thousands)
Vehicles and Railcars	$1,574	$1,536	$1,447
Office facilities	840	809	821
Warehouse facilities	288	335	256
Mining properties:
Minimum	112	113	114
Contingent	289	336	328
Other	135	167	175
	$3,238	$3,296	$3,141

Contingent mining royalty payments are determined based on the tons of raw clay mined.

NOTE 12 – OTHER CASH FLOW INFORMATION

     Cash payments for interest and income taxes were as follows for the years ended July 31 (in thousands):

	2011	2010	2009
Interest	$1,275	$1,332	$1,502
Income taxes	$2,501	$2,608	$2,854

NOTE 13 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of selected information for 2011 and 2010 is as follows:

	Fiscal 2011 Quarter Ended
	October 31	January 31	April 30	July 31	Total
	(in thousands except per share amounts)
Net Sales	$56,285	$57,201	$55,538	$57,731	$226,755
Gross Profit	$13,208	$12,492	$11,907	$12,433	$50,040
Net Income	$2,519	$1,777	$1,860	$2,895	$9,051
Net Income Per Share
Basic Common	$0.38	$0.27	$0.28	$0.43	$1.36
Basic Class B Common	$0.30	$0.20	$0.22	$0.33	$1.06
Diluted	$0.35	$0.25	$0.26	$0.40	$1.26
Dividends Per Share
Common	$0.1600	$0.1600	$0.1600	$0.1700	$0.6500
Class B	$0.1200	$0.1200	$0.1200	$0.1275	$0.4875
Common Stock Price Range
High	$22.20	$23.00	$22.17	$22.39
Low	$18.73	$18.81	$18.74	$19.11

	Fiscal 2010 Quarter Ended
	October 31	January 31	April 30	July 31	Total
	(in thousands except per share amounts)
Net Sales	$53,404	$54,734	$56,259	$54,653	$219,050
Gross Profit	$12,323	$12,670	$13,170	$11,525	$49,688
Net Income	$2,194	$2,262	$2,586	$2,416	$9,458
Net Income Per Share
Basic Common	$0.33	$0.34	$0.39	$0.36	$1.42
Basic Class B Common	$0.25	$0.26	$0.29	$0.28	$1.07
Diluted	$0.30	$0.31	$0.35	$0.33	$1.30
Dividends Per Share
Common	$0.1500	$0.1500	$0.1500	$0.1600	$0.6100
Class B	$0.1125	$0.1125	$0.1125	$0.1200	$0.4575
Common Stock Price Range
High	$17.40	$16.54	$20.76	$23.53
Low	$14.05	$14.75	$15.10	$18.50

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

     Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2011.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our internal controls over financial reporting as of July 31, 2011 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Oil-Dri Corporation of America:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Oil-Dri Corporation of America and its subsidiaries at July 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
October 12, 2011

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer ("CAO"). Based upon the controls evaluation, our CEO, CFO and CAO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO, CFO and CAO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B – OTHER INFORMATION

     Our mining operations are subject to regulation by the Mine Safety and Health Administration under authority of the Federal Mine Safety and Health Act of 1977, as amended.  Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the recently proposed Item 106 of Regulation S-K is included in Exhibit 99.1 to this annual report.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except as set forth below) is contained in Oil-Dri’s Proxy Statement for its 2011 annual meeting of stockholders under the captions “1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Audit Committee” and “Corporate Governance Matters” and is incorporated herein by this reference.

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

Consolidated Balance Sheets as of July 31, 2011 and July 31, 2010.

Consolidated Statements of Operations for the fiscal years ended July 31, 2011, July 31, 2010 and July 31, 2009.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended July 31, 2011, July 31, 2010 and July 31, 2009.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2011, July 31, 2010 and July 31, 2009.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2011, July 31, 2010 and July 31, 2009.

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

10.1
Memorandum of Agreement #1450 “Fresh Step“™dated as of March 12, 2001 between A&M Products Manufacturing Company and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).
Incorporated by reference to Exhibit 10(s) to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on May 1, 2001.

10.2	First Amendment, dated as of December 13, 2002, to Memorandum of Agreement #1450 “Fresh Step”™dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

Exhibit
No.	Description	SEC Document Reference
10.3	Second Amendment, dated as of October 15, 2007, to Memorandum of Agreement #1450 “Fresh Step”™ dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2008.

10.4	Exclusive Supply Agreement dated May 19, 1999 between Church & Dwight Co., Inc. and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit (10)(r) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

10.5	$25,000,000 Note Purchase Agreement dated as of April 15, 1998 between Oil-Dri and Teachers Insurance and Annuity Association of America and Cigna Investments, Inc.	Incorporated by reference to Exhibit (10)(m) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

10.6	First Amendment, dated as of January 15, 2001 to the Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit (10)(m)(5) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.

10.7	Second Amendment, dated as of July 15, 2002 to Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit 10(m)(6) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

10.8	Third Amendment, dated as of January 27, 2006 to Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.9	$15,000,000 Credit Agreement, dated January 27, 2006 among the Company, certain subsidiaries of the Company and Harris N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.10	First Amendment, dated as of December 19, 2008 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.11	$15,000,000 Note Agreement dated as of December 16, 2005 among the Company, The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 22, 2005.

10.12	First Amendment, dated as of July 12, 2006 to Note Agreement dated as of December 16, 2005.	Incorporated by reference to Exhibit 10.9 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

10.13
$18,500,000 Note Agreement dated as of November 12, 2010 among Oil-Dri Corporation of America, The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota.
Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2010.

10.14	Description of 1987 Executive Deferred Compensation Program.*	Incorporated by reference to Exhibit (10)(f) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

Exhibit
No.	Description	SEC Document Reference
10.15	Salary Continuation Agreement dated August 1, l989 between Richard M. Jaffee and Oil-Dri (“1989 Agreement”).*	Incorporated by reference to Exhibit (10)(g) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

10.16	Extension and Amendment, dated October 9, 1998, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

10.17	Second Amendment, effective October 31, 2000, to the 1989 Agreement.*	Incorporated by reference to Exhibit 99.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 13, 2000.

10.18	Third Amendment, dated as of January 31, 2006, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 13, 2006.

10.19	Fourth Amendment, dated as of October 14, 2010, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2010.

10.20	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.21	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.22	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.23	Oil-Dri Corporation of America 1995 Long-Term Incentive Plan as amended and restated effective June 9, 2000.*	Incorporated by reference to Exhibit (10)(k) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.24	Supplemental Executive Retirement Plan dated April 1, 2003.*	Incorporated by reference to Exhibit (10)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.25	Oil-Dri Corporation of America Outside Director Stock Plan as amended and restated effective October 16, 1999.*	Incorporated by reference to Exhibit (10)(n) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.26	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.27	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

Exhibit
No.	Description	SEC Document Reference
10.28	Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

10.29	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.30	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.31	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.32	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.33	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.34	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.35	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.36	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.37	Letter Agreement, dated as of January 11, 2010, between Oil-Dri Corporation of America and Brian K. Bancroft.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on January 12, 2010.

10.38	Amendment, dated April 15, 2010, to the Letter Agreement, dated January 11, 2010, between Oil-Dri corporation of America and Brian K. Bancroft.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on April 16, 2010.

10.39	Letter Agreement, dated as of February 10, 2011, between Oil-Dri Corporation of America and Andrew N. Peterson.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on August 24, 2011.

Exhibit
No.	Description	SEC Document Reference
11.1	Statement re: Computation of Income per Share.	Filed herewith.

14.1	Code of Ethics
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

Dated: October 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Richard M. Jaffee	October 12, 2011
Richard M. Jaffee
Chairman of the Board of Directors

/s/ Daniel S. Jaffee	October 12, 2011
Daniel S. Jaffee
President and Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Jeffrey M. Libert	October 12, 2011
Jeffrey M. Libert
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Daniel T. Smith	October 12, 2011
Daniel T. Smith
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

/s/ J. Steven Cole	October 12, 2011
J. Steven Cole
Director

/s/ Arnold W. Donald	October 12, 2011
Arnold W. Donald
Director

/s/ Joseph C. Miller	October 12, 2011
Joseph C. Miller
Vice Chairman of the Board of Directors

/s/ Michael A. Nemeroff	October 12, 2011
Michael A. Nemeroff
Director

/s/ Allan H. Selig	October 12, 2011
Allan H. Selig
Director

/s/ Paul E. Suckow	October 12, 2011
Paul E. Suckow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31
	2011	2010	2009
	(in thousands)
Allowance for doubtful accounts:
Beginning balance	$572	$652	$614
Additions charged to expense	35	(61)	31
Deductions*	—	(19)	7
Balance at end of year	$607	$572	$652

* Net of recoveries.

Valuation reserve for income taxes:
Beginning balance	$2,909	$3,222	$2,462
Additions (Deductions) charged to expense	197	(313)	760
Balance at end of year	$3,106	$2,909	$3,222

EXHIBITS

Exhibit No.	Description
11.1	Statement Re: Computation of per share earnings

21.1	Subsidiaries of Oil-Dri

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certifications by Daniel S. Jaffee, President and Chief Executive Officer, Jeffrey M. Libert, Chief Financial Officer and Daniel T. Smith, Chief Accounting Officer, required by Rule 13a-14(a)

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

99.1	Mine Safety Disclosure

Note:
Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.