Form 10-Q
period 2011-10-31
OIL DRI CORP OF AMERICA
filed 2011-12-08
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended October 31, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2011.

Common Stock –5,123,475 Shares and Class B Stock –2,048,118 Shares

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

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including those described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

ASSETS	October 31, 2011	July 31, 2011
Current Assets
Cash and cash equivalents	$21,000	$17,885
Investment in short-term securities	8,390	15,837
Accounts receivable, less allowance of $632 and $607 at October 31, 2011 and July 31, 2011, respectively	31,294	29,217
Inventories	22,263	19,230
Deferred income taxes	1,193	1,193
Prepaid repairs expense	3,744	3,782
Prepaid expenses and other assets	3,995	4,672
Total Current Assets	91,879	91,816

Property, Plant and Equipment
Cost	190,246	189,279
Less accumulated depreciation and amortization	(122,961)	(121,251)
Total Property, Plant and Equipment, Net	67,285	68,028

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of $388 and $381 at October 31, 2011 and July 31, 2011, respectively	582	589
Debt issuance costs, net of accumulated amortization of $353 and $333 at October 31, 2011 and July 31 2011, respectively	443	463
Licensing agreements and non-compete agreements, net of accumulated amortization of $1,423 and $1,361 at October 31, 2011 and July 31, 2011, respectively	815	878
Deferred income taxes	1,910	2,107
Other	4,442	4,350
Total Other Assets	13,354	13,549

Total Assets	$172,518	$173,393

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	October 31, 2011	July 31, 2011
Current Liabilities
Current maturities of notes payable	$3,800	$3,600
Accounts payable	6,621	6,369
Dividends payable	1,132	1,129
Accrued expenses:
Salaries, wages and commissions	3,551	4,143
Trade promotions and advertising	3,988	2,270
Freight	1,762	2,135
Other	6,620	6,834
Total Current Liabilities	27,474	26,480

Noncurrent Liabilities
Notes payable	27,400	29,700
Deferred compensation	7,115	7,196
Pension and postretirement benefits	13,678	13,235
Other	1,471	1,484
Total Noncurrent Liabilities	49,664	51,615

Total Liabilities	77,138	78,095

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,756,612 shares at October 31, 2011 and 7,750,324 shares at July 31, 2011	776	775
Class B Stock, par value $.10 per share, issued 2,372,859 shares at October 31, 2011 and 2,372,859 shares at July 31, 2011	237	237
Additional paid-in capital	29,303	29,213
Restricted unearned stock compensation	(2,342)	(2,446)
Retained earnings	121,256	121,388
Accumulated Other Comprehensive Income:
Unrealized gain on marketable securities	70	71
Pension and postretirement benefits	(5,258)	(5,315)
Cumulative translation adjustment	606	799
Less Treasury Stock, at cost (2,633,137 Common and 324,741 Class B shares at October 31, 2011 and 2,642,387 Common and 324,741 Class B shares at July 31, 2011)	(49,268)	(49,424)
Total Stockholders’ Equity	95,380	95,298

Total Liabilities & Stockholders’ Equity	$172,518	$173,393

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For the Three Months Ended October 31,
	2011	2010

Net Sales	$59,582	$56,285
Cost of Sales	(45,379)	(43,077)
Gross Profit	14,203	13,208
Selling, General and Administrative Expenses	(12,407)	(9,386)
Income from Operations	1,796	3,822

Other Income (Expense)
Interest expense	(524)	(411)
Interest income	8	19
Other, net	193	50
Total Other Income (Expense), Net	(323)	(342)

Income Before Income Taxes	1,473	3,480
Income taxes	(398)	(961)
Net Income	1,075	2,519

Retained Earnings
Balance at beginning of year	121,388	116,917
Cash dividends declared and treasury stock issuances	(1,207)	(1,238)
Retained Earnings – October 31	$121,256	$118,198

Net Income Per Share
Basic Common	$0.16	$0.38
Basic Class B	$0.12	$0.30
Diluted	$0.15	$0.35
Average Shares Outstanding
Basic Common	5,114	5,086
Basic Class B	1,920	1,897
Diluted	7,100	7,123

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For the Three Months Ended October 31,
	2011	2010

Net Income	$1,075	$2,519

Other Comprehensive Income:
Unrealized loss on marketable securities	(1)	(5)
Pension and postretirement benefits	57	58
Cumulative translation adjustment	(193)	26

Total Comprehensive Income	$938	$2,598

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	For the Three Months Ended October 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2011	2010
Net Income	$1,075	$2,519
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,345	2,054
Amortization of investment discount	12	4
Non-cash stock compensation expense	167	124
Excess tax benefits for share-based payments	(30)	(118)
Deferred income taxes	29	37
Provision for bad debts	25	38
Gain on the sale of fixed assets	(2)	(16)
(Increase) Decrease in:
Accounts receivable	(2,102)	(897)
Inventories	(3,033)	(1,273)
Prepaid expenses	715	(394)
Other assets	(295)	20
Increase (Decrease) in:
Accounts payable	449	55
Accrued expenses	539	(2,830)
Deferred compensation	(81)	(179)
Other liabilities	564	392
Total Adjustments	(698)	(2,983)
Net Cash Provided by (Used in) Operating Activities	377	(464)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,611)	(1,638)
Proceeds from sale of property, plant and equipment	10	110
Purchases of investment in short-term securities	(2,465)	(5,999)
Dispositions of investment in short-term securities	9,900	8,000
Net Cash Provided by Investing Activities	5,834	473

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(2,100)	(1,500)
Dividends paid	(1,130)	(1,043)
Purchase of treasury stock	—	(511)
Proceeds from issuance of treasury stock	31	109
Proceeds from issuance of common stock	48	185
Excess tax benefits for share-based payments	30	118
Other, net	(102)	8
Net Cash Used in Financing Activities	(3,223)	(2,634)

Effect of exchange rate changes on cash and cash equivalents	127	(38)

Net Increase (Decrease) in Cash and Cash Equivalents	3,115	(2,663)
Cash and Cash Equivalents, Beginning of Year	17,885	18,762
Cash and Cash Equivalents, October 31	$21,000	$16,099

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany transactions are eliminated.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three months ended October 31, 2011 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2012.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Estimates are revised periodically. Actual results could differ from these estimates.

Under the terms of our sales agreements with customers, we recognize revenue when risk of loss and title are transferred. An invoice is generated upon shipment that sets the fixed and determinable price. Promotional reserves are provided for sales incentives made directly to consumers and customers and are netted against sales. Sales returns and allowances are not material. Selling, general and administrative expenses include salaries, wages and benefits associated with staff outside the manufacturing and distribution functions, all marketing related costs, any miscellaneous trade spending expenses not required to be included in net sales, research and development costs, depreciation and amortization related to assets outside the manufacturing and distribution process and all other non-manufacturing and non-distribution expenses.

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

We perform ongoing reclamation activities during the normal course of our overburden removal . As overburden is removed from a pit, it is hauled to previously mined pits and used to refill older sites. This process allows us to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing the liability for the reclamation function.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In January 2010, the FASB issued guidance under ASC 820-10, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, that requires new disclosures related to Level 3 fair value measurements. This guidance was effective for this Quarterly Report on Form 10-Q for the quarter ending October 31, 2011; however, no new disclosures were required since we have no financial assets or liabilities with Level 3 fair value measurements.

Recently Issued Accounting Standards

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

3. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	October 31, 2011	July 31, 2011
Finished goods	$13,239	$11,041
Packaging	4,506	4,251
Other	4,518	3,938
	$22,263	$19,230

Inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs.  We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary.  The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered.  The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date.  The inventory obsolescence reserve values at October 31, 2011 and July 31, 2011 were $346,000 and $326,000, respectively.

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

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at October 31, 2011 (in thousands)
	Total	Level 1	Level 2
Assets
Cash equivalents	$5,089	$5,089	$—
Marketable equity securities	73	73	—
Cash surrender value of life insurance	4,073	—	4,073

Cash equivalents are classified as Level 1 of the fair value hierarchy because they were valued using quoted market prices in active markets. These cash instruments are primarily money market mutual funds and are included in cash and cash equivalents on the condensed Consolidated Balance Sheets.

Marketable equity securities were valued using quoted market prices in active markets and as such are classified as Level 1 in the fair value hierarchy. These securities represent stock we own in one publicly traded company and are included in other noncurrent assets on the condensed Consolidated Balance Sheets.

Cash surrender value of life insurance is classified as Level 2. The value was determined by the underwriting insurance company’s valuation models, which take into account the passage of time, mortality tables, interest rates, cash values for paid-up additions and dividend accumulations. The cash surrender value represents the guaranteed value we would receive upon surrender of these policies held on key employees as of October 31, 2011. The cash surrender value of life insurance is included in other noncurrent assets on the condensed Consolidated Balance Sheets.

The investment in short-term securities on the Consolidated Balance Sheets includes U.S. Treasury securities, certificates of deposit and debt securities. We have the ability to hold our investment in short-term securities to maturity and intend to do so; therefore, these investments were reported at amortized cost on the Consolidated Balance sheets, which approximated fair value as of October 31, 2011. These balances are excluded from the above table.

Accounts receivable and accounts payable balances on the Consolidated Balance Sheets approximate their fair values at October 31, 2011 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

The carrying value of notes payable approximated their fair values at October 31, 2011 and are not included in the above table. The estimated fair value of notes payable, including current maturities, was approximately $31,582,000 as of October 31, 2011.

We apply fair value techniques on a non-recurring basis associated with: (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension benefits cost of our defined benefit plan were as follows:

	PENSION PLAN (in thousands)
	For the Three Months Ended October 31,
	2011	2010
Components of net periodic pension benefit cost:
Service cost	$359	$285
Interest cost	403	375
Expected return on plan assets	(371)	(318)
Net amortization	80	83
	$471	$425

We have funded the plan based upon actuarially determined contributions that take into account the normal cost and the minimum and maximum contribution requirements of various regulations. We did not make a contribution to our pension plan during the first quarter ended October 31, 2011. We intend to make a contribution to the pension plan during the current fiscal year approximately equal to the annual actuarial determined cost. We currently estimate this amount to be approximately $1,100,000. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

Our plan covering postretirement health benefits is an unfunded plan. The components of the net periodic postretirement health benefit cost were as follows:

	POSTRETIREMENT HEALTH BENEFITS (in thousands)
	For the Three Months Ended October 31,
	2011	2010
Components of net periodic postretirement benefit cost:
Service cost	$26	$20
Interest cost	26	27
Amortization of net transition obligation	4	4
Net actuarial loss	8	7
	$64	$58

Assumptions used in the previous calculations were as follows:

	PENSION PLAN		POSTRETIREMENT HEALTH BENEFITS
	Three Months Ended October 31,
	2011	2010	2011	2010
Discount rate for net periodic benefit cost	5.25%	6.00%	5.25%	6.00%
Rate of increase in compensation levels	4.00%	4.00%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—
Measurement date	7/31/2011	7/31/2010	7/31/2011	7/31/2010
Census date	8/1/2010	8/1/2009	8/1/2010	8/1/2009

The medical cost trend assumption for postretirement health benefits was a graded rate starting at 8.5% and decreasing to an ultimate rate of 5% in 0.5% annual increments.

6. SEGMENT REPORTING

We have two operating segments:  Retail and Wholesale Products and Business to Business Products.  These segments are managed separately because each business has different customer characteristics.  Net sales and operating income for each segment are provided below. Revenues by product line are not provided because it would be impracticable to do so.  The accounting policies of the segments are the same as those described in Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

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

	Assets
	October 31, 2011	July 31, 2011
	(in thousands)
Business to Business Products	$43,941	$40,635
Retail and Wholesale Products	82,519	81,049
Unallocated Assets	46,058	51,709
Total Assets	$172,518	$173,393

	For the Three Months Ended October 31,
	Net Sales		Operating Income (Loss)
	2011	2010	2011	2010
	(in thousands)
Business to Business Products	$20,934	$19,045	$7,440	$5,288
Retail and Wholesale Products	38,648	37,240	(1,219)	3,066
Total Net Sales/Operating Income (Loss)	$59,582	$56,285	6,221	8,354
Less:
Corporate Expenses			4,232	4,482
Interest Expense, net of Interest Income			516	392
Income before Income Taxes			1,473	3,480
Income Taxes			(398)	(961)
Net Income			$1,075	$2,519

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

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and non-employee directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500. Option grants covering 25,000 shares have been issued to our outside directors with a vesting period of one year and option grants covering 32,500 shares have been issued to employees with vesting similar to the vesting described above under the 1995 Plan. In addition, 237,115 restricted shares have been issued under the 2006 Plan.

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to our directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant. Stock options have been granted to our directors for a 10-year term with a one year vesting period. There are 12,500 stock options outstanding as of October 31, 2011 and no stock options are available for future grants under this plan. All stock issued under this plan was from treasury stock.

No stock options were granted in the first three months of fiscal years 2012 or 2011. Changes in our stock options during the first three months of fiscal 2012 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options Outstanding, July 31, 2011	189	$11.10	2.8	$1,882
Exercised	(13)	$5.26		$172
Options outstanding, October 31, 2011	176	$11.51	2.7	$1,505
Options exercisable, October 31, 2011	171	$11.35	2.7	$1,490

The amount of cash received from the exercise of stock options during the first quarter of fiscal 2012 was $66,000 and the related tax benefit was $47,000.  The amount of cash received from the exercise of stock options during the first quarter of fiscal 2011 was $294,000 and the related tax benefit was $154,000.

Restricted Stock

Our 1995 Plan and 2006 Plan both provide for grants of restricted stock. The vesting schedule under the 1995 Plan has varied, but has generally been three years or less. Grants issued under the 2006 Plan to date have vesting periods between two and five years.

Under the 2006 Plan, 8,000 restricted shares of Common Stock were granted in the first three months of fiscal 2012. In the first three months of fiscal 2011, 129,933 restricted shares of Class B Stock and 2,000 restricted shares of Common Stock were granted.

Included in our stock-based compensation expense in the first quarter of fiscal years 2012 and 2011 was $164,000 and $121,000, respectively, related to unvested restricted stock.

Changes in our restricted stock outstanding during the first three months of fiscal 2012 were as follows:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock at July 31, 2011	139	$21.54
Vested	(25)	$21.82
Granted	8	$19.79
Canceled	(5)	$19.61
Unvested restricted stock at October 31, 2011	117	$21.44

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2011.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2011 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2010

Consolidated net sales for the three months ended October 31, 2011 were $59,582,000, an increase of 6% from net sales of $56,285,000, for the three months ended October 31, 2010. Net income for the first quarter of fiscal 2012 was $1,075,000, a decrease of 57% from net income of $2,519,000 in the first quarter of fiscal 2011. Diluted net income per share for the first quarter of fiscal 2012 was $0.15 compared to $0.35 for the first quarter of fiscal 2011.

Consolidated net sales for the first quarter of fiscal 2012 improved due to selling price increases and a favorable product sales mix, defined as a greater proportion of sales from higher priced products. Consolidated net income for the first quarter of fiscal 2012 was negatively impacted by higher advertising, packaging and freight costs. Freight costs increased due to higher diesel fuel prices.  Packaging costs increased due to fluctuations in the resin and paper markets. The Retail and Wholesale Products Group's segment operating income decreased due to higher advertising costs for our new Fresh & Light cat litter. The Business to Business Products Group segment operating income increased primarily due to higher sales.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first quarter of fiscal 2012 were $20,934,000, an increase of $1,889,000, or 10%, from net sales of $19,045,000 in the first quarter of fiscal 2011. A higher average net selling price outweighed a 2% decrease in tons sold for the Group. Net sales of fluid purification products increased approximately 14% with 8% more tons sold. This increase was driven primarily by sales to additional edible oil processing sites of existing customers. Sales growth also occurred for existing petroleum and recycled motor oil customers. These increases outweighed a decline in sales due to the loss of a biodiesel production customer.  Net sales of animal health and nutrition products increased approximately 33% compared to the first quarter of fiscal 2011. Sales of both our enterosorbent and traditional animal health products increased in certain foreign markets, including those markets for which we implemented new distribution processes late in fiscal 2011. Net sales of agricultural products were even with the first quarter of fiscal 2011 and our co-packaged traditional coarse cat litter net sales decreased 2%.

The Business to Business Products Group’s segment operating income for the first quarter of fiscal 2012 was $7,440,000, an increase of $2,152,000, or 41%, from operating income of $5,288,000 in the first quarter of fiscal 2011. The increase in segment operating income was driven by the sales increase described above. Lower material costs offset higher freight and packaging costs per ton. Material costs decreased approximately 9% due to a reduction in the cost of fuel used in manufacturing which exceeded an increase in non-fuel manufacturing costs. Freight costs increased approximately 19% due primarily to higher diesel fuel prices. Packaging costs also increased 14% due to fluctuations in the price of paper and resin. See further discussion of manufacturing costs under Consolidated Results below. Selling, general and administrative expenses for the Group were down 3% compared to the first quarter of fiscal 2011 due primarily to reduced advertising and promotion costs for our animal health and nutrition products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first quarter of fiscal 2012 were $38,648,000, an increase of $1,408,000, or 4%, from net sales of $37,240,000 in the first quarter of fiscal 2011. The benefits of higher net selling prices and a favorable product sales mix outweighed a 3% decrease in tons sold for the Group. Net sales increased for our cat litter and industrial absorbents products, but decreased for our foreign subsidiaries, as described under Foreign Operations below. Overall cat litter net sales increased approximately 4% due to a higher net selling price and a favorable product sales mix, which outweighed a 4% decrease in tons sold. Branded cat litter sales increased approximately 33% with 22% more tons sold. This increase was due primarily to the introduction of our new Cat's Pride Fresh & Light scoopable product, combined with higher sales of our established Cat's Pride scoopable products. The increase in sales of branded cat litter was partially offset by approximately 18% lower net sales of private label cat litter. The decrease in private cat litter was primarily due to the continued decline of the coarse cat litter market as a whole, loss of a customer and targeted inventory reductions by another customer. Industrial absorbents net sales increased approximately 8% compared to the first quarter of fiscal 2011 due primarily to price increases implemented earlier during fiscal 2012 than during fiscal 2011.

The Retail and Wholesale Products Group reported a segment operating loss for the first quarter of fiscal 2012 of $1,219,000, a decrease of $4,285,000, or 140%, from operating income of $3,066,000 in the first quarter of fiscal 2011. The decrease was primarily due to increased advertising for our new cat litter product. In addition, the Group’s combined packaging, freight, and materials costs per ton increased 10% compared to the first quarter of fiscal 2011. Packaging costs increased 20% due to fluctuations in the price of paper and resin. Freight costs increased approximately 11% due primarily to higher diesel fuel prices. Material costs increased approximately 5% due primarily to increased purchases of fragrances, additives and other materials for the production of scoopable cat litters. This increase more than offset the lower cost of fuel used in manufacturing. See further discussion of manufacturing costs under Consolidated Results below.

Selling, general and administrative expenses for the Group were up 114% compared to the first quarter of fiscal 2011 due primarily to increased advertising expenditures described above. We expect to invest heavily in marketing activities throughout the new product introduction in fiscal 2012. We anticipate such spending thereafter will be higher than historic levels.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the first quarter of fiscal 2012 was 24%, which was slightly higher than the 23% reported in the first quarter of fiscal 2011. Gross profit was positively impacted by a greater proportion of sales from higher margin products; however, this positive impact was partially offset by higher packaging and freight costs. The increase in packaging and freight costs are described in the operating segment discussions above. Overall material costs were flat as a 10% decrease in the cost of fuel used in our manufacturing processes was offset by a 3% increase in non-fuel manufacturing cost per ton. The increase in non-fuel manufacturing cost per ton produced was driven primarily by higher depreciation expense and increased manufacturing of products that required purchased additives, fragrances and other materials. We primarily use natural gas, and to a lesser extent fuel oil and coal, in our manufacturing processes to operate kilns that dry our clay. As described in Item 3. Quantitative and Qualitative Disclosures About Market Risk below, we have contracted for a portion of our planned fuel needs for fiscal 2012.

Selling, general and administrative expenses as a percentage of net sales for the first quarter of fiscal 2012 was 21%, compared to 17% for the first quarter of fiscal 2011. The discussions of the Groups’ operating income above describe the fluctuation in the selling, general and administrative expenses that were allocated to the operating segments, including approximately $3,000,000 higher advertising costs in the Retail and Wholesale Products Group. We believe that during fiscal 2012 advertising and promotional expenditures will exceed the additional contribution from our new Fresh & Light products and therefore negatively impact earnings for the year. Accordingly, we expect our consolidated earnings for fiscal 2012 will be less than fiscal 2011. The remaining unallocated corporate expenses in the first quarter of fiscal 2012 included a lower estimated annual incentive plan bonus accrual. The incentive bonus expense was based on performance targets that are established for each fiscal year.

Interest expense was $113,000 higher for the first quarter of fiscal 2012 compared to the same period in fiscal 2011 due primarily to new debt issued in the second quarter of fiscal 2011. Interest income was slightly lower in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Net other income was $143,000 higher for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 due to an accrual for regulatory expenses in fiscal 2011.

Our effective tax rate was 27% of pre-tax income in the first quarter of fiscal 2012 compared to the 28% effective tax rate for the full year of fiscal 2011. The effective tax rate for fiscal 2012 is based on the projected composition and level of our taxable income for the year.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first three months of fiscal 2012 were $2,859,000, a decrease of 6% from net sales of $3,049,000 during the first three months of fiscal 2011. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales during the first three months of both fiscal 2012 and 2011.  Net sales declined 8% for our Canadian subsidiary and increased 2% for our United Kingdom subsidiary. Sales measured in our United Kingdom subsidiary's functional currency, the British Pound, were flat. The sales increase reported in U.S. Dollars was the result of fluctuations in currency exchange rates which resulted in higher comparable sales values after translation. Our Canadian subsidiary sales were down for both cat litter and industrial lite sorbent products.

For the first three months of fiscal 2012, our foreign subsidiaries reported a net loss of $158,000, compared to a net loss of $205,000 reported in the first three months of fiscal 2011. The decrease in the net loss was due primarily to restructuring of our United Kingdom manufacturing operations.

Identifiable assets of our foreign subsidiaries as of October 31, 2011 were $9,712,000 compared to $9,283,000 as of October 31, 2010.  The increase is primarily due to higher cash and cash equivalents and accounts receivable, which were partially offset by lower inventories and a reduction in net fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, purchasing real estate, equipment and facilities, funding new product development and investing in infrastructure and potential acquisitions. During the quarter, we principally used cash generated from operations and from previous debt issuances to fund these requirements. We also have the ability to borrow under our credit facilities; however, we have not borrowed under the credit agreement in recent years. Cash and cash equivalents increased $3,115,000 during the first three months of fiscal 2012 to $21,000,000 at October 31, 2011.

The following table sets forth certain elements of our unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	October 31, 2011	October 31, 2010
Net cash provided by (used in) operating activities	$377	$(464)
Net cash provided by investing activities	5,834	473
Net cash used in financing activities	(3,223)	(2,634)
Effect of exchange rate changes on cash and cash equivalents	127	(38)
Net increase (decrease) in cash and cash equivalents	$3,115	$(2,663)

Net cash provided by operating activities

Net cash provided by operations was $377,000 for the first three months of fiscal 2012 compared to cash used in operations of $464,000 for the first three months of fiscal 2011. The change was due primarily to working capital fluctuations. For the first three months of fiscal years 2012 and 2011, the primary components of working capital that impacted operating cash flows were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $2,077,000 in the first three months of fiscal 2012 due to higher sales in the first quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011. Accounts receivable, less allowance for doubtful accounts, increased $859,000 in the first three months of fiscal 2011 due to higher sales in the first quarter of fiscal 2011 compared to sales in the fourth quarter of fiscal 2010. The change in both periods is also subject to timing of sales and collections and the payment terms provided to various customers.

Inventories increased $3,033,000 in the first three months of fiscal 2012 compared to an increase of $1,273,000 in the same period in fiscal 2011. Finished goods, packaging and additive inventories increased in the first three months of fiscal 2012 due to increased stocking of both our new scoopable cat litter and agricultural products to meet forecasted needs. In the first three months of fiscal 2011, finished goods and packaging inventories increased to meet the requirements of higher sales and due to higher costs.

Prepaid expenses decreased $715,000 in the first three months of fiscal 2012 and increased $394,000 in the first three months of fiscal 2011. A decrease in deferred advertising costs in the first three months of fiscal 2012 outweighed an increase in prepaid insurance due to the payment of insurance premiums. The increase in the first three months of fiscal 2011 was the result of higher prepaid insurance.

Other assets increased $295,000 in the first three months of fiscal 2012 and decreased $20,000 in the first three months of fiscal 2011. The change in other assets for both periods included the effect of currency exchange rate fluctuations on non-cash assets held by our foreign subsidiaries. The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar resulted in an increase in other assets in the first three months of fiscal 2012 compared to a decrease in the same period in fiscal 2011.

Accounts payable increased $449,000 in the first three months of fiscal 2012 compared to an increase of $55,000 in the first three months of fiscal 2011. Trade payables increased in both fiscal 2012 and fiscal 2011 due to normal fluctuations in the timing of payments. The increase in fiscal 2011 was partially offset by a lower income tax accrual.

Accrued expenses increased $539,000 in the first three months of fiscal 2012 and decreased $2,830,000 in the first three months of fiscal 2011. Accrued trade promotions and advertising increased in the first three months of fiscal 2012 due to marketing programs for our new cat litter. Accrued salaries included the bonus accrual, which in the first quarters of both fiscal 2012 and 2011 decreased by the payout of the prior fiscal year's bonus accrual and increased by the current fiscal years' first three month bonus accrual. The bonus paid out in fiscal 2011 was substantially greater than the bonus paid out in fiscal 2012. In addition, the bonus amount accrued for the first three months of fiscal 2012 was less than the amount accrued for the same period in fiscal 2011. Accrued freight varied in both years due to the timing of payments and shipments at quarter-end. Other accrued expenses for both fiscal years included a reduction in interest payable due to scheduled debt payments.

Deferred compensation decreased $81,000 in the first three months of fiscal 2012 compared to a decrease of $179,000 in the first three months of fiscal 2011. In the first three months of both fiscal 2012 and 2011, scheduled payouts exceeded employee deferrals and interest earned on accumulated deferred compensation balances.

Other liabilities increased $564,000 in the first three months of fiscal 2012 compared to an increase of $392,000 in the first three months of fiscal 2011. Postretirement benefits accruals increased in both periods. The change in other liabilities also included the effect of currency exchange rate fluctuations on the liabilities of our foreign subsidiaries. The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar resulted in an increase in other liabilities in the first three months of fiscal 2011 compared to a decrease in the same period of fiscal 2011.

Net cash provided by investing activities

Cash provided by investing activities was $5,834,000 in the first three months of fiscal 2012 compared to $473,000 in the first three months of fiscal 2011. Dispositions of investment securities exceeded purchases by $7,435,000 in the first three months of fiscal 2012 and by $2,001,000 in the first three months of fiscal 2011. Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities. Cash used for capital expenditures was $1,611,000 in the first three months of fiscal 2012 and $1,638,000 for the same period in fiscal 2011.

Net cash used in financing activities

Cash used in financing activities was $3,223,000 in the first three months of fiscal 2012 compared to $2,634,000 in the first three months of fiscal 2011. Payments on long-term debt in the first three months of fiscal 2012 were $2,100,000 compared to $1,500,000 in the first three months of fiscal 2011. Dividend payments in the first three months of fiscal 2012 of $1,130,000 were higher than the $1,043,000 paid during the same period of fiscal 2011 due to a dividend rate increase. There were no purchases of treasury stock in the first three months of fiscal 2012 compared to $511,000 in the first three months of fiscal 2011. Proceeds from issuance of Common Stock and treasury stock in connection with stock option exercises were $79,000 and $294,000 in the first three months of fiscal 2012 and 2011, respectively.

Other

Total cash and investment balances held by our foreign subsidiaries of $2,413,000 at October 31, 2011 were higher than the October 31, 2010 balances of $1,858,000 due to fluctuations in working capital. During the first quarter of fiscal 2012, our foreign subsidiaries' accounts receivable decreased and current liabilities increased.

We have a $15,000,000 unsecured revolving credit agreement with Harris N.A. (“Harris”) which will expire on December 31, 2011. The credit agreement provides that we may select a variable rate based on either Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and Harris. At October 31, 2011, the variable rates would have been 3.25% for Harris’ prime-based rate or 1.40% for LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions (including a limitation on capital expenditures), limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under this credit facility during the three months ended October 31, 2011 and 2010 and we were in compliance with its covenants. While there can be no assurance regarding the terms, timing or consummation of any successor agreement, on or before the expiration of this agreement on December 31, 2011, we expect to enter into a successor credit arrangement with Harris N.A. or another financing source under terms and conditions reasonably acceptable to us; however, future developments in the financial and credit markets could limit our ability to draw on or to enter into any such credit arrangement.

As of October 31, 2011 we had remaining authority to repurchase 366,877 shares of common stock under a repurchase plan approved by the Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions and the timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures and debt service obligations for at least the next 12 months. We believe we will have adequate cash funds whether or not a successor credit agreement is obtained as discussed above. We expect cash requirements for capital expenditures in fiscal 2012 to be lower than in fiscal 2011 due to completion of projects at our manufacturing facilities related to new products; however, we intend to spend significantly for product promotion activities throughout the new product introduction in fiscal 2012 and we anticipate such spending thereafter will be higher than historic levels. Our capital requirements are subject to change as business conditions warrant and opportunities arise. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments at October 31, 2011 for the time frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$31,200,000	$3,800,000	$8,500,000	$6,566,000	$12,334,000
Interest on Long-Term Debt	6,229,000	1,451,000	2,180,000	1,367,000	1,231,000
Capital Leases	20,000	20,000	—	—	—
Operating Leases	10,128,000	2,868,000	3,105,000	2,050,000	2,105,000
Unconditional Purchase Obligations	601,000	601,000	—	—	—
Total Contractual Cash Obligations	$48,178,000	$8,740,000	$13,785,000	$9,983,000	$15,670,000

We plan to make a contribution to our defined benefit pension plan in fiscal 2012 of approximately $1,100,000. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See Item 3. Quantitative and Qualitative Disclosures About Market Risk below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

The unconditional purchase obligations in the table above include forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2012. As of October 31, 2011, the remaining purchase obligations were $601,000 for 160,000 MMBtu for fiscal 2012. These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$34,083,000	$32,683,000	$1,400,000	$—	—

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

See the information concerning our critical accounting policies included under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

Recently Adopted Accounting Standards

In January 2010, the FASB issued guidance under ASC 820-10, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, that requires new disclosures related to Level 3 fair value measurements.  This guidance was effective for this Quarterly Report on Form 10-Q for the quarter ending October 31, 2011; however, no new disclosures were required since we have no financial assets or liabilities with Level 3 fair value measurements.

Recently Issued Accounting Standards

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

We are exposed to commodity price risk with respect to fuel. We have contracted for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. As of October 31, 2011, we have purchased natural gas contracts representing approximately 11% of our planned kiln fuel needs for fiscal 2012. All contracts are related to the normal course of business and no contracts are entered into for speculative purposes.

The tables below provide information about our natural gas purchase contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the purchase contracts outstanding at October 31, 2011, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2012. The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on November 30, 2011.

Commodity Price Sensitivity Natural Gas Future Contracts For the Nine Months Ending July 31, 2012
	Expected 2012 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	160,000	—
Weighted Average Price (Per MMBtu)	$3.76	—
Contract Amount ($ U.S., in thousands)	$600.8	$558.5

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Items 1, 1A, 2, 3 and 4 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

10.1	Letter Agreement, dated as of October 10, 2011, between Oil-Dri Corporation of America and Steven Jay Adolph.*	Filed herewith.

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

99.1	Mine Safety Disclosure	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith.

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
President and Chief Executive Officer

BY /s/ Jeffrey M. Libert
Jeffrey M. Libert
Vice President and Chief Financial Officer

BY /s/ Daniel T. Smith
Daniel T. Smith
Vice President, Chief Accounting Officer and Controller

Dated:  December 8, 2011

EXHIBITS

Exhibit No.	Description

10.1	Letter Agreement, dated as of October 10, 2011, between Oil-Dri Corporation of America and Steven Jay Adolph.*

11	Statement re: Computation of Earnings per Share.

31	Certifications pursuant to Rule 13a – 14(a).

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

99.1	Mine Safety Disclosure

101.INS	XBRL Taxonomy Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.

Note: Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213, by telephone (312) 321-1515 or by e-mail to info@oildri.com.