Form 10-Q
period 2012-01-31
OIL DRI CORP OF AMERICA
filed 2012-03-09
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended January 31, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2012.

Common Stock –5,129,301 Shares and Class B Stock –2,048,118 Shares

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those statements elsewhere in this report and other documents we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs, and our management’s assumptions.  In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls.  Words such as “expect,” “outlook,” “forecast,” “would”, “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

TRADEMARK NOTICE

Agsorb, Calibrin, Cat’s Pride, ConditionAde, Flo-Fre, Jonny Cat, KatKit, Oil-Dri, Pel-Unite, Perform, Poultry Guard, Pro Mound, Pure-Flo, Rapid Dry, Select, Terra-Green, and Ultra-Clear are all registered trademarks of Oil-Dri Corporation of America or of its subsidiaries.  Pro’s Choice, Saular, Verge, Fresh & Light, Resorb and Changing Litter for Good are trademarks of Oil-Dri Corporation of America.  Fresh Step is a registered trademark of The Clorox Company.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

ASSETS	January 31, 2012	July 31, 2011
Current Assets
Cash and cash equivalents	$27,359	$17,885
Investment in short-term securities	8,965	15,837
Accounts receivable, less allowance of $653 and $607 at January 31, 2012 and July 31, 2011, respectively	28,907	29,217
Inventories	21,640	19,230
Deferred income taxes	1,193	1,193
Prepaid repairs expense	3,828	3,782
Prepaid expenses and other assets	2,209	4,672
Total Current Assets	94,101	91,816

Property, Plant and Equipment
Cost	177,253	189,279
Less accumulated depreciation and amortization	(110,443)	(121,251)
Total Property, Plant and Equipment, Net	66,810	68,028

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of $394 and $381 at January 31, 2012 and July 31, 2011, respectively	576	589
Debt issuance costs, net of accumulated amortization of $373 and $333 at January 31, 2012 and July 31 2011, respectively	423	463
Licensing agreements and non-compete agreements, net of accumulated amortization of $1,486 and $1,361 at January 31, 2012 and July 31, 2011, respectively	752	878
Deferred income taxes	1,931	2,107
Other	4,467	4,350
Total Other Assets	13,311	13,549

Total Assets	$174,222	$173,393

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	January 31, 2012	July 31, 2011
Current Liabilities
Current maturities of notes payable	$3,800	$3,600
Accounts payable	6,034	6,369
Dividends payable	1,132	1,129
Accrued expenses:
Salaries, wages and commissions	4,697	4,143
Trade promotions and advertising	3,112	2,270
Freight	1,596	2,135
Other	5,879	6,834
Total Current Liabilities	26,250	26,480

Noncurrent Liabilities
Notes payable	27,400	29,700
Deferred compensation	7,312	7,196
Pension and postretirement benefits	14,070	13,235
Other	1,451	1,484
Total Noncurrent Liabilities	50,233	51,615

Total Liabilities	76,483	78,095

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,762,438 shares at January 31, 2012 and 7,750,324 shares at July 31, 2011	777	775
Class B Stock, par value $.10 per share, issued 2,372,859 shares at January 31, 2012 and 2,372,859 shares at July 31, 2011	237	237
Additional paid-in capital	29,363	29,213
Restricted unearned stock compensation	(2,173)	(2,446)
Retained earnings	123,363	121,388
Accumulated Other Comprehensive Income:
Unrealized gain on marketable securities	66	71
Pension and postretirement benefits	(5,198)	(5,315)
Cumulative translation adjustment	572	799
Less Treasury Stock, at cost (2,633,137 Common and 324,741 Class B shares at January 31, 2012 and 2,642,387 Common and 324,741 Class B shares at July 31, 2011)	(49,268)	(49,424)
Total Stockholders’ Equity	97,739	95,298

Total Liabilities & Stockholders’ Equity	$174,222	$173,393

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For the Six Months Ended January 31,
	2012	2011

Net Sales	$119,785	$113,486
Cost of Sales	(91,028)	(87,786)
Gross Profit	28,757	25,700
Selling, General and Administrative Expenses	(22,132)	(18,824)
Income from Operations	6,625	6,876

Other Income (Expense)
Interest expense	(1,028)	(945)
Interest income	14	38
Other, net	141	65
Total Other Income (Expense), Net	(873)	(842)

Income Before Income Taxes	5,752	6,034
Income taxes	(1,438)	(1,738)
Net Income	4,314	4,296

Retained Earnings
Balance at beginning of year	121,388	116,917
Cash dividends declared and treasury stock issuances	(2,339)	(2,394)
Retained Earnings – January 31	$123,363	$118,819

Net Income Per Share
Basic Common	$0.65	$0.65
Basic Class B	$0.49	$0.49
Diluted	$0.60	$0.60
Average Shares Outstanding
Basic Common	5,119	5,082
Basic Class B	1,929	1,902
Diluted	7,114	7,112

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For the Six Months Ended January 31,
	2012	2011

Net Income	$4,314	$4,296

Other Comprehensive Income:
Unrealized (loss) gain on marketable securities	(4)	1
Pension and postretirement benefits	117	114
Cumulative translation adjustment	(227)	106

Total Comprehensive Income	$4,200	$4,517

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For the Three Months Ended January 31,
	2012	2011

Net Sales	$60,203	$57,201
Cost of Sales	(45,649)	(44,709)
Gross Profit	14,554	12,492
Selling, General and Administrative Expenses	(9,725)	(9,438)
Income from Operations	4,829	3,054

Other Income (Expense)
Interest expense	(504)	(534)
Interest income	6	19
Other, net	(52)	15
Total Other Income (Expense), Net	(550)	(500)

Income Before Income Taxes	4,279	2,554
Income taxes	(1,040)	(777)
Net Income	$3,239	$1,777

Net Income Per Share
Basic Common	$0.49	$0.27
Basic Class B	$0.36	$0.20
Diluted	$0.45	$0.25
Average Shares Outstanding
Basic Common	5,124	5,079
Basic Class B	1,938	1,908
Diluted	7,128	7,097

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For the Three Months Ended January 31,
	2012	2011

Net Income	$3,239	$1,777

Other Comprehensive Income:
Unrealized (loss) gain on marketable securities	(3)	6
Pension and postretirement benefits	60	56
Cumulative translation adjustment	(34)	80

Total Comprehensive Income	$3,262	$1,919

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	For the Six Months Ended January 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2012	2011
Net Income	$4,314	$4,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,634	4,182
Amortization of investment discount	17	9
Non-cash stock compensation expense	340	315
Excess tax benefits for share-based payments	(45)	(217)
Deferred income taxes	65	73
Provision for bad debts	45	35
Loss on the sale of fixed assets	147	145
(Increase) Decrease in:
Accounts receivable	265	167
Inventories	(2,410)	(1,231)
Prepaid expenses	2,417	(398)
Other assets	(349)	(231)
Increase (Decrease) in:
Accounts payable	(179)	1,468
Accrued expenses	(98)	(2,263)
Deferred compensation	116	(29)
Other liabilities	1,002	935
Total Adjustments	5,967	2,960
Net Cash Provided by Operating Activities	10,281	7,256

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,512)	(4,773)
Proceeds from sale of property, plant and equipment	23	131
Purchases of investment in short-term securities	(10,565)	(38,375)
Dispositions of investment in short-term securities	17,420	22,850
Net Cash Provided by (Used in) Investing Activities	3,366	(20,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	—	18,500
Principal payments on notes payable	(2,100)	(1,500)
Dividends paid	(2,262)	(2,103)
Purchase of treasury stock	—	(2,194)
Proceeds from issuance of treasury stock	31	221
Proceeds from issuance of common stock	90	327
Excess tax benefits for share-based payments	45	217
Net Cash (Used in) Provided by Financing Activities	(4,196)	13,468

Effect of exchange rate changes on cash and cash equivalents	23	(37)

Net Increase in Cash and Cash Equivalents	9,474	520
Cash and Cash Equivalents, Beginning of Year	17,885	18,762
Cash and Cash Equivalents, January 31	$27,359	$19,282

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial statements include the accounts of Oil-Dri Corporation of America and its subsidiaries. All significant intercompany transactions are eliminated. Except as otherwise indicated herein or as the context otherwise requires, references to "Oil-Dri", the "Company", "we,", "us" or "our" refer to Oil-Dri Corporation of America and its subsidiaries.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and six months ended January 31, 2012 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2012.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Estimates are revised periodically. Actual results could differ from these estimates.

Under the terms of our sales agreements with customers, we recognize revenue when risk of loss and title are transferred. An invoice is generated upon shipment that sets the fixed and determinable price. Promotional reserves are provided for sales incentives made directly to consumers and customers, and are netted against sales. Sales returns and allowances are not material. Selling, general and administrative expenses include salaries, wages and benefits associated with staff outside the manufacturing and distribution functions, all marketing related costs, any miscellaneous trade spending expenses not required to be included in net sales, research and development costs, depreciation and amortization related to assets outside the manufacturing and distribution process and all other non-manufacturing and non-distribution expenses.

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

We perform ongoing reclamation activities during the normal course of our overburden removal. As overburden is removed from a pit, it is hauled to previously mined pits and used to refill older sites. This process allows us to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing our liability for future reclamation costs.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

In May 2011, the FASB issued guidance under ASC 820, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. These amendments clarify FASB's intent about the application of existing fair value measurement and disclosure requirements and change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. We believe this Statement will result in enhanced disclosures only and therefore will not have a significant impact on our Consolidated Financial Statements beginning with our Quarterly Report on Form 10-Q for the quarter ending April 30, 2012.

In June 2011, the FASB issued guidance under ASC 220, Comprehensive Income: Presentation of Comprehensive Income, that requires presentation of the components of net income and other comprehensive income either in one continuous statement, referred to as the Statement of Comprehensive Income, or in two separate consecutive statements. The requirements eliminate the current option to report other comprehensive income and its components in the Statement of Stockholders' Equity. The components recognized in net income or other comprehensive income under current accounting guidance will not change. In December 2011, the FASB deferred, until further review, the requirements related to the presentation of reclassification of items out of accumulated other comprehensive income. We are currently evaluating the impact this guidance will have on our Consolidated Financial Statements beginning with our Quarterly Report on Form 10-Q for the quarter ending October 31, 2012. This guidance will be applied retrospectively.

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

3. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	January 31, 2012	July 31, 2011
Finished goods	$12,747	$11,041
Packaging	4,844	4,251
Other	4,049	3,938
	$21,640	$19,230

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at January 31, 2012 and July 31, 2011 were $376,000 and $326,000, respectively.

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

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at January 31, 2012 (in thousands)
	Total	Level 1	Level 2
Assets
Cash equivalents	$12,631	$12,631	$—
Marketable equity securities	69	69	—
Cash surrender value of life insurance	4,099	—	4,099

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

Cash surrender value of life insurance is classified as Level 2. The value was determined by the underwriting insurance company’s valuation models, which take into account the passage of time, mortality tables, interest rates, cash values for paid-up additions and dividend accumulations. The cash surrender value represents the guaranteed value we would receive upon surrender of these policies held on key employees as of January 31, 2012. The cash surrender value of life insurance is included in other noncurrent assets on the condensed Consolidated Balance Sheets.

The investment in short-term securities on the Consolidated Balance Sheets includes U.S. Treasury securities, certificates of deposit and debt securities. We have the ability to hold our investment in short-term securities to maturity and intend to do so; therefore, these investments were reported at amortized cost on the Consolidated Balance sheets, which approximated fair value as of January 31, 2012. These balances are excluded from the above table.

Accounts receivable and accounts payable balances on the Consolidated Balance Sheets approximate their fair values at January 31, 2012 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

The carrying values of notes payable approximated their fair values at January 31, 2012 and are not included in the above table. The estimated fair value of notes payable, including current maturities, was approximately $32,621,000 as of January 31, 2012.

We apply fair value techniques on a non-recurring basis associated with: (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension benefits cost of our defined benefit plan were as follows:

	PENSION PLAN (in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2012	2011	2012	2011
Components of net periodic pension benefit cost:
Service cost	$303	$361	$662	$646
Interest cost	405	379	808	754
Expected return on plan assets	(369)	(326)	(740)	(644)
Net amortization	86	87	166	170
	$425	$501	$896	$926

We have funded the plan based upon actuarially determined contributions that take into account the normal cost and the minimum and maximum contribution requirements of various regulations. We did not make a contribution to our pension plan during the second quarter ended January 31, 2012. We intend to make a contribution to the pension plan during the third quarter of fiscal 2012 approximately equal to the annual actuarial determined cost. We currently estimate this amount to be approximately $1,068,000. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

Our plan covering postretirement health benefits is an unfunded plan. The components of the net periodic postretirement health benefit cost were as follows:

	POSTRETIREMENT HEALTH BENEFITS (in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2012	2011	2012	2011
Components of net periodic postretirement benefit cost:
Service cost	$26	$22	$52	$42
Interest cost	26	19	52	46
Amortization of net transition obligation	4	4	8	8
Net actuarial loss	7	—	15	7
	$63	$45	$127	$103

Assumptions used in the previous calculations were as follows:

	PENSION PLAN		POSTRETIREMENT HEALTH BENEFITS
	For the Three and Six Months Ended January 31,
	2012	2011	2012	2011
Discount rate for net periodic benefit cost	5.25%	5.50%	5.25%	5.50%
Rate of increase in compensation levels	4.00%	4.00%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—
Measurement date	7/31/2011	7/31/2010	7/31/2011	7/31/2010
Census date	8/1/2011	8/1/2010	8/1/2011	8/1/2010

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

	Assets
	January 31, 2012	July 31, 2011
	(in thousands)
Business to Business Products	$41,320	$40,635
Retail and Wholesale Products	80,020	81,049
Unallocated Assets	52,882	51,709
Total Assets	$174,222	$173,393

	For the Six Months Ended January 31,
	Net Sales		Operating Income
	2012	2011	2012	2011
	(in thousands)
Business to Business Products	$42,237	$37,026	$13,867	$9,801
Retail and Wholesale Products	77,548	76,460	1,839	5,666
Total Net Sales/Operating Income	$119,785	$113,486	15,706	15,467
Less:
Corporate Expenses			8,940	8,526
Interest Expense, net of Interest Income			1,014	907
Income before Income Taxes			5,752	6,034
Income Taxes			(1,438)	(1,738)
Net Income			$4,314	$4,296

	For the Three Months Ended January 31,
	Net Sales		Operating Income
	2012	2011	2012	2011
	(in thousands)
Business to Business Products	$21,303	$17,981	$6,427	$4,513
Retail and Wholesale Products	38,900	39,220	3,058	2,600
Total Net Sales/Operating Income	$60,203	$57,201	9,485	7,113
Less:
Corporate Expenses			4,708	4,044
Interest Expense, net of Interest Income			498	515
Income before Income Taxes			4,279	2,554
Income Taxes			(1,040)	(777)
Net Income			$3,239	$1,777

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

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to our directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant. Stock options have been granted to our directors for a 10-year term with a one year vesting period. There are 12,500 stock options outstanding as of January 31, 2012 and no stock options are available for future grants under this plan. All stock issued under this plan was from treasury stock.

No stock options were granted in the first six months of fiscal years 2012 or 2011. Changes in our stock options during the first six months of fiscal 2012 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options Outstanding, July 31, 2011	189	$11.10	2.8	$1,882
Exercised	(19)	$6.58		$241
Options outstanding, January 31, 2012	170	$11.58	2.5	$1,604
Options exercisable, January 31, 2012	170	$11.58	2.5	$1,604

The amount of cash received from the exercise of stock options during the second quarter of fiscal 2012 was $55,000 and the related tax benefit was $18,000. The amount of cash received from the exercise of stock options during the second quarter of fiscal 2011 was $255,000 and the related tax benefit was $114,000. The amount of cash received from the exercise of stock options during the first six months of fiscal 2012 was $121,000 and the related tax benefit was $65,000. The amount of cash received from the exercise of stock options during the first six months of fiscal 2011 was $549,000 and the related tax benefit was $268,000.

Restricted Stock

Our 1995 Plan and 2006 Plan both provide for grants of restricted stock. The vesting schedule under the 1995 Plan has varied, but has generally been three years or less. Grants issued under the 2006 Plan to date have vesting periods between two and five years.

Under the 2006 Plan, no new restricted shares of common stock were granted in the second quarter of either fiscal 2012 or fiscal 2011. In the first six months of fiscal 2012, 8,000 restricted shares of Common Stock were granted. In the first six months of fiscal 2011, 2,000 restricted shares of Common Stock and 129,933 restricted shares of Class B Stock were granted.

Included in our stock-based compensation expense in the second quarter of fiscal years 2012 and 2011 was $170,000 and $187,000, respectively, related to unvested restricted stock. In the first six months of fiscal years 2012 and 2011, the expense related to the unvested restricted stock was $334,000 and $308,000, respectively.

Changes in our restricted stock outstanding during the first six months of fiscal 2012 were as follows:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock at July 31, 2011	139	$21.54
Vested	(25)	$21.82
Granted	8	$19.79
Canceled	(5)	$19.61
Unvested restricted stock at January 31, 2012	117	$21.44

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

OVERVIEW

We develop, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other sorbent materials. Our principal products include cat litter, industrial and automotive absorbents, bleaching clay and fluid clarification aids, agricultural chemical carriers, animal health and nutrition and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end customer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable segments, the Retail and Wholesale Products Group and the Business to Business Products Group, as described in Note 6 of the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2012 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2011

Consolidated net sales for the six months ended January 31, 2012 were $119,785,000, an increase of 6% from net sales of $113,486,000, for the six months ended January 31, 2011. Net income for the first six months of fiscal 2012 was $4,314,000, compared to $4,296,000 in the first six months of fiscal 2011. Diluted net income per share was $0.60 for the first six months of both fiscal years 2012 and 2011.

Both consolidated net sales and net income for the first six months of fiscal 2012 improved due to selling price increases and a favorable product sales mix, defined as a greater proportion of sales from higher priced products. Consolidated net income for the first six months of fiscal 2012 was negatively impacted by higher packaging, freight and material costs per ton and by increased advertising and promotional expenditures in the Retail and Wholesale Products Group. The Business to Business Products Group's segment operating income increased as improved sales outweighed increased costs; however the Retail and Wholesale Products Group's segment operating income decreased as higher costs exceeded improved sales.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first six months of fiscal 2012 were $42,237,000, an increase of $5,211,000, or 14%, from net sales of $37,026,000 in the first six months of fiscal 2011. The increase in net sales was attributed to higher net selling prices, a 1% increase in tons sold and a favorable product sales mix. Net sales of fluid purification products increased approximately 15% with 9% more tons sold. This increase was driven primarily by sales to additional edible oil processing sites of existing customers. Sales growth also occurred for petroleum oil and biodiesel production customers. Net sales of agricultural products increased approximately 26% with 7% more tons sold. Sales to agricultural chemical carrier formulators increased in anticipation of the corn planting season. Sales also increased to customers for other agricultural applications. Net sales of animal health and nutrition products increased approximately 29% compared to the first six months of fiscal 2011. A favorable product sales mix outweighed a 2% decrease in tons sold. Sales of our enterosorbent animal health products increased in foreign markets, including those markets for which we implemented new distribution processes late in fiscal 2011. Our co-packaged traditional coarse cat litter net sales decreased 3% with 9% fewer tons sold due to the continued decline in the coarse cat litter segment of the market.

The Business to Business Products Group’s segment operating income for the first six months of fiscal 2012 was $13,867,000, an increase of $4,066,000, or 41%, from operating income of $9,801,000 in the first six months of fiscal 2011. The increase in segment operating income was driven by the sales increase described above, which was partially offset by higher freight and material costs per ton. Freight costs increased approximately 14% due to higher diesel fuel prices. Material costs increased approximately 3% due to higher non-fuel manufacturing costs, which exceeded a reduction in the cost of fuel used in manufacturing. See further discussion of manufacturing costs under Consolidated Results below.

Selling, general and administrative expenses for the Group were down 2% compared to the first six months of fiscal 2011 due primarily to reduced advertising and promotion costs for our animal health and nutrition products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first six months of fiscal 2012 were $77,548,000, an increase of $1,088,000, or 1%, from net sales of $76,460,000 for the first six months of fiscal 2011. The benefits of a favorable product sales mix and higher net selling prices more than offset the impact of a 6% decrease in tons sold for the Group. Net sales increased for our cat litter and industrial absorbents products, but decreased for our foreign subsidiaries, as described under Foreign Operations below. Overall cat litter net sales increased approximately 2% due to a favorable product sales mix and higher net selling prices, which outweighed an 8% decrease in tons sold. Branded cat litter sales increased approximately 27% with 17% more tons sold. The increase in branded cat litter sales was due primarily to our Cat's Pride Fresh & Light scoopable products, which were introduced in the fourth quarter of fiscal 2011, combined with higher sales of our established Cat's Pride scoopable products. The increase in sales of branded cat litter was partially offset by approximately 20% lower net sales of private label cat litter. The decrease in private label cat litter sales was due primarily to the continued decline of the coarse cat litter market, as well as a trend away from private label cat litter products. Industrial absorbents net sales increased approximately 4% compared to the first six months of fiscal 2011 due primarily to price increases implemented earlier during fiscal 2012 than during fiscal 2011.

The Retail and Wholesale Products Group's segment operating income for the first six months of fiscal 2012 was $1,839,000, a decrease of $3,827,000, or 68%, from operating income of $5,666,000 for the first six months of fiscal 2011. The decrease was due primarily to increased advertising and promotion costs for our Cat's Pride Fresh & Light cat litter. In addition, the Group’s combined packaging, freight, and materials costs per ton increased approximately 8% compared to the first six months of fiscal 2011. Packaging costs increased approximately17% due to fluctuations in the price of paper and resin and the mix of products produced. Freight costs increased approximately 10% due to higher diesel fuel prices. Material costs increased approximately 4% due primarily to increased purchases of additives, fragrances and other materials for the production of scoopable cat litters. These cost increases more than offset the lower cost of fuel used in manufacturing. See further discussion of manufacturing costs under Consolidated Results below.

Selling, general and administrative expenses for the Group were up 49% compared to the first six months of fiscal 2011 due primarily to increased advertising and promotion expenditures described above. We expect to invest heavily in advertising and promotions throughout the introduction of our Cat's Pride Fresh & Light cat litter in fiscal 2012. We anticipate such spending thereafter on an annual basis will be higher than historic levels.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the first six months of fiscal 2012 was 24%, which was higher than the 23% reported in the first six months of fiscal 2011. Gross profit improved due to the higher sales described above and a greater proportion of sales from higher margin products; however, this positive impact was partially offset by higher packaging, freight and material costs. The increase in packaging and freight costs are described in the operating segment discussions above. Overall material costs increased due to a 4% increase in non-fuel manufacturing cost per ton, which exceeded a 13% decrease in the cost of fuel used in our manufacturing processes. We primarily use natural gas in our manufacturing processes to operate kilns that dry our clay. As described in Item 3. Quantitative and Qualitative Disclosures About Market Risk below, we have contracted for a portion of our planned natural gas needs for fiscal 2012. The increase in non-fuel manufacturing cost per ton produced was driven primarily by higher depreciation expense and increased manufacturing of products that required purchased additives, fragrances and other materials.

Selling, general and administrative expenses as a percentage of net sales for the first six months of fiscal 2012 were 18%, compared to 17% for the first six months of fiscal 2011. The discussions of the Groups’ operating income above describe the fluctuation in the selling, general and administrative expenses that were allocated to the operating segments, including approximately $3,500,000 higher advertising costs in the Retail and Wholesale Products Group. We believe that during fiscal 2012 advertising and promotional expenditures will exceed the additional contribution from our Cat's Pride Fresh & Light products and therefore will negatively impact earnings for the year. Accordingly, we expect our consolidated earnings for the full year of fiscal 2012 will be less than fiscal 2011. The remaining unallocated corporate expenses in the first six months of fiscal 2012 included a higher estimated annual incentive plan bonus accrual. The incentive bonus expense was based on performance targets that are established for each fiscal year.

Interest expense was $83,000 higher for the first six months of fiscal 2012 compared to the same period in fiscal 2011. New debt issued in the second quarter of fiscal 2011was outstanding during the full six months of fiscal 2012. Interest income was $24,000 lower in the first six months of fiscal 2012 compared to the first six months of fiscal 2011.

Net other income was $76,000 higher for the first six months of fiscal 2012 compared to the first six months of fiscal 2011 due to certain nonrecurring regulatory expenses in fiscal 2011.

Our effective tax rate was 25% of pre-tax income in the first six months of fiscal 2012, the same as for the full year of fiscal 2011. The effective tax rate for fiscal 2012 is based on the projected composition and estimated level of our taxable income for the year.

THREE MONTHS ENDED JANUARY 31, 2012 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2011

Consolidated net sales for the three months ended January 31, 2012 were $60,203,000, an increase of 5% from net sales of $57,201,000, for the three months ended January 31, 2011. Net income for the second quarter of fiscal 2012 was $3,239,000, an increase of 82% from net income of $1,777,000 in the second quarter of fiscal 2011. Diluted net income per share for the second quarter of fiscal 2012 was $0.45 compared to $0.25 for the second quarter of fiscal 2011.

Consolidated net sales for the second quarter of fiscal 2012 improved due to a favorable product sales mix, defined as a greater proportion of sales from higher priced products, and due to higher net selling prices. Consolidated net income for the second quarter of fiscal 2012 increased due to the improved sales, which more than offset the impact of increased freight, packaging and material costs. The Business to Business Products Group segment operating income increased primarily due to higher sales and a favorable product mix. The Retail and Wholesale Products Group's segment operating income increased due to lower advertising and promotional expenditures.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the second quarter of fiscal 2012 were $21,303,000, an increase of $3,322,000, or 18%, from net sales of $17,981,000 in the second quarter of fiscal 2011. Net sales increased due to a favorable product sales mix combined with higher selling prices and a 4% increase in tons sold for the Group. Net sales of fluid purification products increased approximately 15% with 10% more tons sold. This increase was driven primarily by sales to additional edible oil processing sites of existing customers. Sales growth also occurred for biodiesel production customers; however, sales to petroleum and recycled motor oil customers declined due to variations in order timing from these markets. Net sales of agricultural products increased approximately 52% with 21% more tons sold compared to the second quarter of fiscal 2011. Sales to agricultural chemical carrier formulators increased in anticipation of a significantly higher number of acres of corn to be planted in the upcoming season. Sales also increased to customers for other agricultural applications. Net sales of animal health and nutrition products increased approximately 25% compared to the second quarter of fiscal 2011. A favorable product sales mix outweighed a 12% decrease in tons sold. Increased sales of our enterosorbent animal health products in domestic and certain foreign markets outweighed a decline in sales of our traditional products. Our co-packaged traditional coarse cat litter net sales decreased 3% due to the continued decline in the coarse cat litter segment of the market.

The Business to Business Products Group’s segment operating income for the second quarter of fiscal 2012 was $6,427,000, an increase of $1,914,000, or 42%, from operating income of $4,513,000 in the second quarter of fiscal 2011. The increase in segment operating income was driven by the increased sales described above and by a favorable product mix, which were partially offset by higher material and freight costs per ton. Material costs increased approximately 14% due to higher non-fuel manufacturing costs, which exceeded a reduction in the cost of fuel used in manufacturing. See further discussion of manufacturing costs under Consolidated Results below. Freight costs increased approximately 9% due to higher diesel fuel prices.

Selling, general and administrative expenses for the Group were even with the second quarter of fiscal 2011.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the second quarter of fiscal 2012 were $38,900,000, a decrease of $320,000, or 1%, from net sales of $39,220,000 in the second quarter of fiscal 2011. A 10% decrease in tons sold for the Group outweighed the benefits of a favorable product sales mix and net selling price increases. Net sales decreased for our foreign subsidiaries, as described under Foreign Operations below, while net sales for our cat litter and industrial absorbents products were even with the second quarter of fiscal 2011. The benefits of a favorable product sales mix and price increases for our cat litter products were offset by a 12% decrease in tons sold. Branded cat litter sales increased approximately 21% with 12% more tons sold. The increase in branded cat litter sales was due primarily to our Cat's Pride Fresh & Light scoopable products, which were introduced in the fourth quarter of fiscal 2011, combined with higher sales of our established Cat's Pride scoopable products. The increase in sales of branded cat litter was offset by approximately 22% lower net sales of private label cat litter. The decrease in private label cat litter sales was due primarily to the continued decline of the coarse cat litter market, as well as a trend away from private label cat litter products. Industrial absorbents net sales and tons sold were even compared to the second quarter of fiscal 2011.

The Retail and Wholesale Products Group reported segment operating income for the second quarter of fiscal 2012 of $3,058,000, an increase of $458,000, or 18%, from operating income of $2,600,000 in the second quarter of fiscal 2011. The increase was due primarily to lower selling, general and administrative expenses, described below, and the lower cost of fuel used in manufacturing, discussed under Consolidated Results below. These lower costs were partially offset by higher packaging and freight costs. Packaging costs per ton increased 15% due to fluctuations in the price of paper and resin and the mix of products produced. Freight costs increased approximately 10% due to higher diesel fuel prices.

Selling, general and administrative expenses for the Group were down 9% compared to the second quarter of fiscal 2011 due primarily to lower advertising and promotional expenditures and overhead reductions at our foreign operations. We expect to resume significant advertising and promotions expenditures for the remainder of fiscal 2012 as we plan to launch the Cat's Pride Fresh & Light products at additional retailers and we anticipate such spending on an annual basis thereafter will be higher than historic levels.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the second quarter of fiscal 2012 was 24%, which was higher than the 22% reported in the second quarter of fiscal 2011. Gross profit was positively impacted by a greater proportion of sales from higher margin products; however, this positive impact was partially offset by higher material, freight and packaging costs. The increase in packaging and freight costs are described in the operating segment discussions above. Overall material costs were higher due to a 6% increase in non-fuel manufacturing cost per ton, which outweighed a 17% decrease in the cost of fuel used in our manufacturing processes. We primarily use natural gas in our manufacturing processes to operate kilns that dry our clay. As described in Item 3. Quantitative and Qualitative Disclosures About Market Risk below, we have contracted for a portion of our planned natural gas needs for fiscal 2012. The increase in non-fuel manufacturing cost per ton produced was driven primarily by higher depreciation expense and costs for repairs and labor. In addition, production increased for products that required purchased additives, fragrances and other materials.

Selling, general and administrative expenses as a percentage of net sales for the second quarter of fiscal 2012 was 16%, similar to the second quarter of fiscal 2011. The discussions of the Groups’ operating income above describe the fluctuation in the selling, general and administrative expenses that were allocated to the operating segments, including the lower advertising expense in the Retail and Wholesale Group. We expect to resume significant advertising and promotions expenditures in the remainder of fiscal 2012 as we plan to launch the Cat's Pride Fresh & Light product at additional retailers. We believe these expenditures will exceed the additional contribution from our Cat's Pride Fresh & Light products and therefore will negatively impact earnings for fiscal 2012. Accordingly, we expect our consolidated earnings for the full year of fiscal 2012 will be less than fiscal 2011. The remaining unallocated corporate expenses in the second quarter of fiscal 2012 included a higher estimated annual incentive plan bonus accrual. The incentive bonus expense was based on performance targets that are established for each fiscal year.

Interest expense was $30,000 lower for the second quarter of fiscal 2012 compared to the same period in fiscal 2011 due to scheduled payments that reduced notes payable balances. Interest income was $13,000 lower in the second quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Net other expense was $52,000 for the second quarter of fiscal 2012 compared to net other income of $15,000 for the second quarter of fiscal 2011. Interest earned on a lease agreement during the second quarter of fiscal 2011 did not recur in the second quarter of fiscal 2012.

Our effective tax rate was 24% of pre-tax income in the second quarter of fiscal 2012 compared to the 25% effective tax rate for the full year of fiscal 2011. The effective tax rate for fiscal 2012 is based on the projected composition and estimated level of our taxable income for the year.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first six months of fiscal 2012 were $5,655,000, a decrease of 9% from net sales of $6,180,000 during the first six months of fiscal 2011. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales during the first six months of both fiscal 2012 and 2011. Net sales declined 9% for our Canadian subsidiary and 4% for our United Kingdom subsidiary. Our Canadian subsidiary's cat litter sales were down due to an overall decline in the coarse litter market and increased competition. Sales of bleaching earth were down for our United Kingdom subsidiary in a strong competitive and price sensitive marketplace.

For the first six months of fiscal 2012, our foreign subsidiaries reported a net loss of $316,000, compared to a net loss of $362,000 reported in the first six months of fiscal 2011. The decrease in the net loss was due primarily to a reduction in overhead costs at both our Canadian and United Kingdom subsidiaries.

Identifiable assets of our foreign subsidiaries as of January 31, 2012 were $8,900,000 compared to $9,105,000 as of January 31, 2011. The decrease is primarily due to lower inventories and a reduction in net fixed assets, which were partially offset by higher cash and cash equivalents.

Net sales by our foreign subsidiaries during the second quarter of fiscal 2012 were $2,796,000, a decrease of 11% from net sales of $3,132,000 during the second quarter of fiscal 2011. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales during the second quarters of both fiscal 2012 and 2011. Net sales declined 11% for our Canadian subsidiary and 9% for our United Kingdom subsidiary. Our Canadian subsidiary's cat litter sales were down due to overall decline in the coarse litter market and increased competition. Sales of bleaching earth were down for our United Kingdom subsidiary in a strong competitive and price sensitive marketplace.

For the second quarter of fiscal 2012, our foreign subsidiaries reported a net loss of $159,000, compared to a net loss of $158,000 reported in the second quarter of fiscal 2011. A reduction in overhead costs in the second quarter of fiscal 2012 at both our Canadian and United Kingdom subsidiaries offset the decline in sales.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, purchasing real estate, equipment and facilities, funding new product development and investing in infrastructure and, from time to time, making acquisitions. During the first six months of fiscal 2012, we principally used cash generated from operations and from previous debt issuances to fund these requirements. We also have the ability to borrow under our credit facilities; however, we have not borrowed under the credit agreement in recent years. Cash and cash equivalents increased $9,474,000 during the first six months of fiscal 2012 to $27,359,000 at January 31, 2012.

The following table sets forth certain elements of our unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	January 31, 2012	January 31, 2011
Net cash provided by operating activities	$10,281	$7,256
Net cash provided by (used in) investing activities	3,366	(20,167)
Net cash (used in) provided by financing activities	(4,196)	13,468
Effect of exchange rate changes on cash and cash equivalents	23	(37)
Net increase in cash and cash equivalents	$9,474	$520

Net cash provided by operating activities

For the first six months of fiscal years 2012 and 2011, the primary components of operating cash flows were as follows:

Accounts receivable, less allowance for doubtful accounts, decreased $310,000 in the first six months of fiscal 2012 compared to a decrease of $202,000 in the first six months of fiscal 2011. The change in both periods is due to timing of sales and collections and the payment terms provided to various customers.

Inventories increased $2,410,000 in the first six months of fiscal 2012 compared to an increase of $1,231,000 in the same period in fiscal 2011. Finished goods and additive inventories increased in the first six months of fiscal 2012 due to increased stocking of fluid purification and agricultural products to meet forecasted needs and increased manufacturing of products that require additives. Inventories also increased in the first six months of both fiscal 2012 and 2011 due to higher costs.

Prepaid expenses decreased $2,417,000 in the first six months of fiscal 2012 compared to an increase of $398,000 in the first six months of fiscal 2011. A decrease in deferred advertising costs and prepaid income taxes in the first six months of fiscal 2012 exceeded an increase in prepaid insurance. Advertising costs are deferred and expense recognized in accordance with our accounting policies. In the first six months of fiscal 2011, an increase in prepaid insurance outweighed a decrease in prepaid repairs expense. Prepaid repairs expense decreased due to the timing of repairs and efforts to improve spare parts inventory management. The timing of insurance premium payments resulted in an increase in prepaid insurance in the first six months of both fiscal 2012 and 2011.

Other assets increased $349,000 in the first six months of fiscal 2012 compared to an increase of $231,000 in the first six months of fiscal 2011. The change in other assets for both periods included the effect of currency exchange rate fluctuations on non-cash assets held by our foreign subsidiaries. The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar resulted in an increase in other assets in the first six months of fiscal 2012 compared to a decrease in the same period in fiscal 2011. The increase in the first six months of fiscal 2011 included capitalized costs related to the issuance of new debt.

Accounts payable decreased $179,000 in the first six months of fiscal 2012 compared to an increase of $1,468,000 in the first six months of fiscal 2011. Trade payables in both fiscal 2012 and fiscal 2011 varied due to timing of payments, cost fluctuations for goods and services we purchased and our production volume levels.

Accrued expenses decreased $98,000 in the first six months of fiscal 2012 compared to a decrease of $2,263,000 in the first six months of fiscal 2011. Accrued salaries included the bonus accrual, which in the first six months of both fiscal 2012 and 2011 was reduced by the payout of the prior fiscal year's bonus accrual and increased by the current fiscal year's first six month bonus accrual. The bonus paid out in fiscal 2011 was substantially greater than the bonus paid out in fiscal 2012. Accrued freight varied in both years due to the timing of payments and shipments at quarter-end. Accrued plant expenses decreased in the first six months of fiscal 2012 due to lower costs for fuel used in the manufacturing process and reduced production volumes resulted in lower purchasing activity. Accrued trade promotions and advertising increased in the first six months of fiscal 2012 due to marketing programs for our Cat's Pride Fresh & Light cat litter.

Deferred compensation increased $116,000 in the first six months of fiscal 2012 compared to a decrease of $29,000 in the first six months of fiscal 2011. In the first six months of both fiscal 2012 and 2011, deferred compensation balances were reduced by scheduled payouts and were increased by employee deferrals and interest earned on accumulated deferred compensation balances. The payout of an executive deferred bonus award under our annual incentive plan in the first six months of fiscal 2011 was greater than the payout in the first six months of fiscal 2012.

Other liabilities increased $1,002,000 in the first six months of fiscal 2012 compared to an increase of $935,000 in the first six months of fiscal 2011. Postretirement benefits accruals increased in both periods. The change in other liabilities also included the effect of currency exchange rate fluctuations on the liabilities of our foreign subsidiaries. The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar resulted in an increase in other liabilities in the first six months of fiscal 2012 compared to a decrease in the same period of fiscal 2011.

Net cash provided by investing activities

Cash provided by investing activities was $3,366,000 in the first six months of fiscal 2012 compared to net cash used in investing activities of $20,167,000 in the first six months of fiscal 2011. Dispositions of investment securities exceeded purchases by $6,855,000 in the first six months of fiscal 2012; however, purchases exceeded dispositions by $15,525,000 in the first six months of fiscal 2011 due to the investment of proceeds from the issuance of new debt. Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities. Cash used for capital expenditures of $3,512,000 in the first six months of fiscal 2012 included a new storage facility and replacement of machinery at our manufacturing facilities. Cash used for capital expenditures of $4,773,000 for the same period in fiscal 2011 included replacement of machinery, land purchases and other capital projects at our manufacturing facilities.

Net cash used in financing activities

Cash used in financing activities was $4,196,000 in the first six months of fiscal 2012 compared to cash provided by financing activities of $13,468,000 in the first six months of fiscal 2011. Issuance of new debt during the first six months of fiscal 2011 provided $18,500,000 in additional cash. Payments on long-term debt in the first six months of fiscal 2012 were $2,100,000 compared to $1,500,000 in the first six months of fiscal 2011. Dividend payments in the first six months of fiscal 2012 of $2,262,000 were higher than the $2,103,000 paid during the same period of fiscal 2011 due to a dividend rate increase. There were no purchases of treasury stock in the first six months of fiscal 2012 compared to $2,194,000 in the first six months of fiscal 2011. Proceeds from issuance of Common Stock and treasury stock in connection with stock option exercises were $121,000 and $548,000 in the first six months of fiscal 2012 and 2011, respectively.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,939,000 at January 31, 2012 were higher than the January 31, 2011 balances of $1,718,000 due to fluctuations in working capital. During the first quarter of fiscal 2012, the decrease in our foreign subsidiaries' accounts receivable exceeded the decrease in current liabilities.

On December 21, 2011, we signed a second amendment to extend our $15,000,000 unsecured revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”, formerly known as Harris Bank N.A.) which was scheduled to expire on December 31, 2011. The second amendment extends the credit agreement for an additional three years until December 31, 2014, revises certain rates and guarantees, and provides for an additional term regarding the disposition of letters of credit after the agreement termination date.

The revolving credit agreement provides that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At January 31, 2012, the variable rates would have been 3.25% for BMO Harris’ prime-based rate or 2.37% for LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under the credit agreement during the six months ended January 31, 2012 and 2011 and we were in compliance with its covenants.

As of January 31, 2012 we had remaining authority to repurchase 366,877 shares of common stock under a repurchase plan approved by the Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions and the timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations for at least the next 12 months. We expect cash requirements for capital expenditures in fiscal 2012 to be lower than in fiscal 2011 due to completion of projects at our manufacturing facilities related to new products; however, we intend to spend significantly for product advertising and promotional activities throughout fiscal 2012 and we anticipate such spending thereafter will be higher than historic levels. Our capital requirements are subject to change as business conditions warrant and opportunities arise. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments at January 31, 2012 for the time frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$31,200,000	$3,800,000	$8,500,000	$6,567,000	$12,333,000
Interest on Long-Term Debt	6,229,000	1,451,000	2,180,000	1,367,000	1,231,000
Capital Leases	7,300	7,300	—	—	—
Operating Leases	10,506,000	3,169,000	3,146,000	2,086,000	2,105,000
Unconditional Purchase Obligations	1,074,000	1,074,000	—	—	—
Total Contractual Cash Obligations	$49,016,300	$9,501,300	$13,826,000	$10,020,000	$15,669,000

We plan to make a contribution to our defined benefit pension plan in the third quarter of fiscal 2012 of approximately $1,068,000. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See Item 3. Quantitative and Qualitative Disclosures About Market Risk below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

The unconditional purchase obligations in the table above include forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2012. As of January 31, 2012, the remaining purchase obligations were $1,074,000 for 310,000 MMBtu for fiscal 2012. These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$29,374,000	$27,974,000	$1,400,000	$—	$—

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates are revised periodically. Actual results could differ from these estimates.

See the information concerning our critical accounting policies included under Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

Recently Issued Accounting Standards

In May 2011, the FASB issued guidance under ASC 820, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. These amendments clarify FASB's intent about the application of existing fair value measurement and disclosure requirements and change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. We believe this Statement will result in enhanced disclosures only and therefore will not have a significant impact on our Consolidated Financial Statements beginning with our Quarterly Report on Form 10-Q for the quarter ending April 30, 2012.

In June 2011, the FASB issued guidance under ASC 220, Comprehensive Income: Presentation of Comprehensive Income, that requires presentation of the components of net income and other comprehensive income either in one continuous statement, referred to as the Statement of Comprehensive Income, or in two separate consecutive statements. The requirements eliminate the current option to report other comprehensive income and its components in the Statement of Stockholders' Equity. The components recognized in net income or other comprehensive income under current accounting guidance will not change. In December 2011, the FASB deferred, until further review, the requirements related to the presentation of reclassification of items out of accumulated other comprehensive income. We are currently evaluating the impact this guidance will have on our Consolidated Financial Statements beginning with our Quarterly Report on Form 10-Q for the quarter ending October 31, 2012. This guidance will be applied retrospectively.

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

We are exposed to commodity price risk with respect to fuel. We have contracted for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. As of January 31, 2012, we have purchased natural gas contracts representing approximately 35% of our planned kiln fuel needs for fiscal 2012. All contracts are related to the normal course of business and no contracts are entered into for speculative purposes.

The tables below provide information about our natural gas purchase contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the purchase contracts outstanding at January 31, 2012, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2012. The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on March 5, 2012.

Commodity Price Sensitivity Natural Gas Future Contracts For the Six Months Ending July 31, 2012
	Expected 2012 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	310,000	—
Weighted Average Price (Per MMBtu)	$3.46	—
Contract Amount ($ U.S., in thousands)	$1,073.7	$777.5

Factors that could influence the fair value of the natural gas contracts, include, but are not limited to, the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, and the general demand for natural gas by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world. In the past, we have mitigated some of the negative impacts of such events on the natural gas contracts by substituting the use of recycled oil in our manufacturing processes. Accurate estimates of the impact that these contracts may have on our financial results are difficult to make due to the inherent uncertainty of future fluctuations in option contract prices in the natural gas options market.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Items 1, 1A, 2, 3 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 4.  MINE SAFETY DISCLOSURE

Our mining operations are subject to regulation by the Mine Safety and Health Administration under authority of the Federal Mine Safety and Health Act of 1977, as amended. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

10	Second Amendment, dated as of December 21, 2011 to the Credit Agreement among the Company, certain subsidiaries of the Company and BMO Harris Bank N.A. dated as of January 27, 2006.	Incorporated by reference to Exhibit 10 to Oil-Dri's (File No. 001-12622) Current Report on Form 8-K filed on December 28, 2011.

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosure	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith.

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
President and Chief Executive Officer

BY /s/ Jeffrey M. Libert
Jeffrey M. Libert
Vice President and Chief Financial Officer

BY /s/ Daniel T. Smith
Daniel T. Smith
Vice President, Chief Accounting Officer and Controller

Dated:  March 9, 2012

EXHIBITS

Exhibit No.		Description

10	*	Second Amendment, dated as of December 21, 2011 to the Credit Agreement among the Company, certain subsidiaries of the Company and BMO Harris Bank N.A. dated as of January 27, 2006.

11		Statement re: Computation of Earnings per Share.

31		Certifications pursuant to Rule 13a – 14(a).

32		Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

95		Mine Safety Disclosure

101.INS		XBRL Taxonomy Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference to Exhibit 10 to Oil-Dri's (File No. 001-12622) Current Report on Form 8-K filed on December 28, 2011.

Note: Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213, by telephone (312) 321-1515 or by e-mail to info@oildri.com.