Form 10-Q
period 2012-04-30
OIL DRI CORP OF AMERICA
filed 2012-06-06
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended April 30, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2012.

Common Stock –5,039,241 Shares and Class B Stock –2,050,118 Shares

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those statements elsewhere in this report and other documents we file with the Securities and Exchange Commission, contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including those described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

TRADEMARK NOTICE

Agsorb, Calibrin, Cat’s Pride, Changing Litter for Good, ConditionAde, Flo-Fre, Jonny Cat, KatKit, Oil-Dri, Pel-Unite, Perform, Poultry Guard, Pro Mound, Pure-Flo, Rapid Dry, Resorb, Select, Terra-Green, Ultra-Clear and Verge are all registered trademarks of Oil-Dri Corporation of America or of its subsidiaries. Fresh & Light, Leak&Spill, Low Dust You Can Trust, Pro’s Choice and Saular are trademarks of Oil-Dri Corporation of America. Fresh Step is a registered trademark of The Clorox Company.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

ASSETS	April 30, 2012	July 31, 2011
Current Assets
Cash and cash equivalents	$25,649	$17,885
Investment in short-term securities	9,043	15,837
Accounts receivable, less allowance of $638 and $607 at April 30, 2012 and July 31, 2011, respectively	30,495	29,217
Inventories	19,389	19,230
Deferred income taxes	1,193	1,193
Prepaid repairs expense	3,952	3,782
Prepaid expenses and other assets	2,443	4,672
Total Current Assets	92,164	91,816

Property, Plant and Equipment
Cost	178,218	189,279
Less accumulated depreciation and amortization	(111,840)	(121,251)
Total Property, Plant and Equipment, Net	66,378	68,028

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of $401 and $381 at April 30, 2012 and July 31, 2011, respectively	569	589
Debt issuance costs, net of accumulated amortization of $392 and $333 at April 30, 2012 and July 31 2011, respectively	404	463
Licensing agreements and non-compete agreements, net of accumulated amortization of $1,548 and $1,361 at April 30, 2012 and July 31, 2011, respectively	690	878
Deferred income taxes	1,948	2,107
Other	4,623	4,350
Total Other Assets	13,396	13,549

Total Assets	$171,938	$173,393

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	April 30, 2012	July 31, 2011
Current Liabilities
Current maturities of notes payable	$3,800	$3,600
Accounts payable	6,576	6,369
Dividends payable	1,134	1,129
Accrued expenses:
Salaries, wages and commissions	5,363	4,143
Trade promotions and advertising	3,870	2,270
Freight	1,693	2,135
Other	4,777	6,834
Total Current Liabilities	27,213	26,480

Noncurrent Liabilities
Notes payable	25,900	29,700
Deferred compensation	7,444	7,196
Pension and postretirement benefits	13,419	13,235
Other	1,543	1,484
Total Noncurrent Liabilities	48,306	51,615

Total Liabilities	75,519	78,095

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,770,188 shares at April 30, 2012 and 7,750,324 shares at July 31, 2011	777	775
Class B Stock, par value $.10 per share, issued 2,374,859 shares at April 30, 2012 and 2,372,859 shares at July 31, 2011	238	237
Additional paid-in capital	29,570	29,213
Restricted unearned stock compensation	(2,422)	(2,446)
Retained earnings	124,119	121,388
Accumulated Other Comprehensive Income:
Unrealized gain on marketable securities	78	71
Pension and postretirement benefits	(5,140)	(5,315)
Cumulative translation adjustment	641	799
Less Treasury Stock, at cost (2,730,947 Common and 324,741 Class B shares at April 30, 2012 and 2,642,387 Common and 324,741 Class B shares at July 31, 2011)	(51,442)	(49,424)
Total Stockholders’ Equity	96,419	95,298

Total Liabilities & Stockholders’ Equity	$171,938	$173,393

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except per share amounts)
(unaudited)

	For the Nine Months Ended April 30,
	2012	2011

Net Sales	$179,565	$169,024
Cost of Sales	(136,103)	(131,417)
Gross Profit	43,462	37,607
Selling, General and Administrative Expenses	(33,875)	(27,953)
Income from Operations	9,587	9,654

Other Income (Expense)
Interest expense	(1,557)	(1,495)
Interest income	22	75
Other, net	334	424
Total Other Income (Expense), Net	(1,201)	(996)

Income Before Income Taxes	8,386	8,658
Income taxes	(2,180)	(2,502)
Net Income	6,206	6,156

Retained Earnings
Balance at beginning of year	121,388	116,917
Cash dividends declared and treasury stock issuances	(3,475)	(3,449)
Retained Earnings – April 30	$124,119	$119,624

Net Income Per Share
Basic Common	$0.93	$0.93
Basic Class B	$0.70	$0.72
Diluted	$0.86	$0.86
Average Shares Outstanding
Basic Common	5,118	5,079
Basic Class B	1,932	1,906
Diluted	7,116	7,105

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Nine Months Ended April 30,
	2012	2011

Net Income	$6,206	$6,156

Other Comprehensive Income:
Unrealized gain on marketable securities	7	19
Pension and postretirement benefits	175	171
Cumulative translation adjustment	(158)	325

Total Comprehensive Income	$6,230	$6,671

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended April 30,
	2012	2011

Net Sales	$59,780	$55,538
Cost of Sales	(45,075)	(43,631)
Gross Profit	14,705	11,907
Selling, General and Administrative Expenses	(11,743)	(9,129)
Income from Operations	2,962	2,778

Other Income (Expense)
Interest expense	(529)	(550)
Interest income	8	37
Other, net	193	359
Total Other Income (Expense), Net	(328)	(154)

Income Before Income Taxes	2,634	2,624
Income taxes	(742)	(764)
Net Income	$1,892	$1,860

Net Income Per Share
Basic Common	$0.28	$0.28
Basic Class B	$0.21	$0.22
Diluted	$0.26	$0.26
Average Shares Outstanding
Basic Common	5,115	5,069
Basic Class B	1,938	1,914
Diluted	7,117	7,076

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended April 30,
	2012	2011

Net Income	$1,892	$1,860

Other Comprehensive Income:
Unrealized gain on marketable securities	11	18
Pension and postretirement benefits	58	57
Cumulative translation adjustment	69	219

Total Comprehensive Income	$2,030	$2,154

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2012	2011
Net Income	$6,206	$6,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,940	6,312
Amortization of investment discount	17	20
Non-cash stock compensation expense	519	475
Excess tax benefits for share-based payments	(56)	(285)
Deferred income taxes	103	116
Provision for bad debts	31	42
Loss on the sale of fixed assets	321	168
(Increase) Decrease in:
Accounts receivable	(1,309)	867
Inventories	(159)	(2,308)
Prepaid expenses	2,059	(344)
Other assets	(409)	(30)
Increase (Decrease) in:
Accounts payable	324	1,492
Accrued expenses	321	(1,629)
Deferred compensation	248	86
Other liabilities	480	(18)
Total Adjustments	9,430	4,964
Net Cash Provided by Operating Activities	15,636	11,120

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,452)	(10,210)
Proceeds from sale of property, plant and equipment	34	142
Purchases of investment in short-term securities	(14,043)	(51,564)
Dispositions of investment in short-term securities	20,820	36,650
Net Cash Provided by (Used in) Investing Activities	1,359	(24,982)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	—	18,500
Principal payments on notes payable	(3,600)	(3,500)
Dividends paid	(3,395)	(3,158)
Purchase of treasury stock	(2,481)	(2,474)
Proceeds from issuance of treasury stock	31	221
Proceeds from issuance of common stock	161	795
Excess tax benefits for share-based payments	56	285
Net Cash (Used in) Provided by Financing Activities	(9,228)	10,669

Effect of exchange rate changes on cash and cash equivalents	(3)	(117)

Net Increase (Decrease) in Cash and Cash Equivalents	7,764	(3,310)
Cash and Cash Equivalents, Beginning of Period	17,885	18,762
Cash and Cash Equivalents, End of Period	$25,649	$15,452

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

The unaudited condensed consolidated financial statements include the accounts of Oil-Dri Corporation of America and its subsidiaries. All significant intercompany transactions are eliminated. Except as otherwise indicated herein or as the context otherwise requires, references to "Oil-Dri," the "Company," "we," "us" or "our" refer to Oil-Dri Corporation of America and its subsidiaries.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and nine months ended April 30, 2012 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2012.

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

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral patents, including legal fees and drilling expenses, are also capitalized. Pre-production development costs on new mines and any prepaid royalties that can be offset against future royalties due upon extraction of the minerals are also capitalized. All exploration related costs are expensed as incurred.

2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

For this Quarterly Report on Form 10-Q, we adopted the Financial Accounting Standards Board ("FASB") guidance issued under Accounting Standards Codification ("ASC") 820, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In accordance with the new requirements, we provided enhanced disclosure about the measurement of the estimated fair value of debt. There was no impact on our Consolidated Financial Statements as a result of adopting this new guidance.

Recently Issued Accounting Standards

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

In September 2011, the FASB issued guidance under ASC 350, Testing Goodwill for Impairment, that provides the option to first assess qualitative factors to determine if the annual two-step test of goodwill for impairment must be performed. If, based on the qualitative assessment of events or circumstances, an entity determines it is not more likely than not that the goodwill fair value is less than its carrying amount, then it is not necessary to perform the two-step impairment test. However, if an entity concludes otherwise, then the two-step impairment test must be performed to identify potential impairment and to measure the amount of goodwill impairment, if any. We are currently evaluating the impact this guidance will have on our annual goodwill impairment testing for our 2013 fiscal year beginning August 1, 2012.

3. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	April 30, 2012	July 31, 2011
Finished goods	$11,180	$11,041
Packaging	4,248	4,251
Other	3,961	3,938
	$19,389	$19,230

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at April 30, 2012 and July 31, 2011 were $402,000 and $326,000, respectively.

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

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at April 30, 2012 (in thousands)
	Total	Level 1	Level 2
Assets
Cash equivalents	$10,815	$10,815	$—
Marketable equity securities	81	81	—
Cash surrender value of life insurance	4,210	—	4,210

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

Cash surrender value of life insurance is classified as Level 2. The value was determined by the underwriting insurance company’s valuation models, which take into account the passage of time, mortality tables, interest rates, cash values for paid-up additions and dividend accumulations. The cash surrender value represents the guaranteed value we would receive upon surrender of these policies held on current and former key employees as of April 30, 2012. The cash surrender value of life insurance is included in other assets on the condensed Consolidated Balance Sheets.

The investment in short-term securities on the condensed Consolidated Balance Sheets includes U.S. Treasury securities, certificates of deposit and debt securities. We have the ability to hold our investment in short-term securities to maturity and intend to do so; therefore, these investments were reported at amortized cost on the condensed Consolidated Balance Sheets, which approximated fair value as of April 30, 2012. These balances are excluded from the above table.

Accounts receivable and accounts payable balances on the condensed Consolidated Balance Sheets approximate their fair values at April 30, 2012 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

The carrying values of notes payable approximated their fair values at April 30, 2012 and are excluded from the above table. The estimated fair value of notes payable, including current maturities, was $30,548,000 as of April 30, 2012. Our debt does not trade on a daily basis in an active market, therefore the fair value estimate is based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

We apply fair value techniques on a non-recurring basis associated with: (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension benefits cost of our defined benefit plan were as follows:

	PENSION PLAN (in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2012	2011	2012	2011
Components of net periodic pension benefit cost:
Service cost	$331	$324	$993	$970
Interest cost	405	377	1,213	1,131
Expected return on plan assets	(370)	(322)	(1,110)	(966)
Net amortization	83	84	249	254
	$449	$463	$1,345	$1,389

We have funded the plan based upon actuarially determined contributions that take into account the normal cost and the minimum and maximum contribution requirements of various regulations. During the third quarter ended April 30, 2012, we made a contribution to the pension plan of approximately $1,068,000. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

Our plan covering postretirement health benefits is an unfunded plan. The components of the net periodic postretirement health benefit cost were as follows:

	POSTRETIREMENT HEALTH BENEFITS (in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2012	2011	2012	2011
Components of net periodic postretirement benefit cost:
Service cost	$26	$22	$78	$64
Interest cost	27	22	79	68
Amortization of net transition obligation	4	4	12	12
Net actuarial loss	7	3	22	10
	$64	$51	$191	$154

Assumptions used in the previous calculations were as follows:

	PENSION PLAN		POSTRETIREMENT HEALTH BENEFITS
	For the Three and Nine Months Ended April 30,
	2012	2011	2012	2011
Discount rate for net periodic benefit cost	5.25%	5.50%	5.25%	5.50%
Rate of increase in compensation levels	4.00%	4.00%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—
Measurement date	7/31/2011	7/31/2010	7/31/2011	7/31/2010
Census date	8/1/2011	8/1/2010	8/1/2011	8/1/2010

The medical cost trend assumption for postretirement health benefits was 8.5%. The graded trend rate is expected to decrease to an ultimate rate of 5.0% in fiscal 2019.

6. SEGMENT REPORTING

We have two operating segments: (1) Retail and Wholesale Products and (2) Business to Business Products. These segments are managed separately because each business has different customer characteristics. Net sales and operating income for each segment are provided below. Revenues by product line are not provided because it would be impracticable to do so. The accounting policies of the segments are the same as those described in Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

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

	Assets
	April 30, 2012	July 31, 2011
	(in thousands)
Business to Business Products	$41,916	$40,635
Retail and Wholesale Products	79,886	81,049
Unallocated Assets	50,136	51,709
Total Assets	$171,938	$173,393

	For the Nine Months Ended April 30,
	Net Sales		Operating Income
	2012	2011	2012	2011
	(in thousands)
Business to Business Products	$64,167	$55,432	$20,918	$14,620
Retail and Wholesale Products	115,398	113,592	2,279	7,977
Total Net Sales/Operating Income	$179,565	$169,024	23,197	22,597
Less:
Corporate Expenses			13,276	12,519
Interest Expense, net of Interest Income			1,535	1,420
Income before Income Taxes			8,386	8,658
Income Taxes			(2,180)	(2,502)
Net Income			$6,206	$6,156

	For the Three Months Ended April 30,
	Net Sales		Operating Income
	2012	2011	2012	2011
	(in thousands)
Business to Business Products	$21,930	$18,406	$7,051	$4,819
Retail and Wholesale Products	37,850	37,132	440	2,311
Total Net Sales/Operating Income	$59,780	$55,538	7,491	7,130
Less:
Corporate Expenses			4,336	3,993
Interest Expense, net of Interest Income			521	513
Income before Income Taxes			2,634	2,624
Income Taxes			(742)	(764)
Net Income			$1,892	$1,860

7. STOCK-BASED COMPENSATION

We determine the fair value of stock options and restricted stock issued under our long term incentive plans as of the grant date. We recognized the related compensation expense over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service to the Company.

Stock Options

Our 1995 Long Term Incentive Plan (the “1995 Plan”) provided for grants of both incentive and non-qualified stock options principally at an option price per share equal to the closing market price of our Common Stock on the date of grant. Stock options were generally granted with a five-year vesting period and a 10-year term. The stock options generally vest 25% two years after the grant date and 25% on each of the three following anniversaries of the grant date. This plan expired for purposes of issuing new grants on August 5, 2005. All stock issued from option exercises under this plan was from authorized but unissued stock. All restricted stock issued was from treasury stock.

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (the “2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500. Option grants covering 25,000 shares have been issued to our outside directors with a vesting period of one year and option grants covering 32,500 shares have been issued to employees with vesting similar to the vesting described above under the 1995 Plan. In addition, 257,115 restricted shares have been issued under the 2006 Plan.

The Oil-Dri Corporation of America Outside Director Stock Plan provides for grants of stock options to our directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant. Stock options have been granted to our directors for a 10-year term with a one year vesting period. There are 12,500 stock options outstanding as of April 30, 2012 and no stock options are available for future grants under this plan. All stock issued under this plan was from treasury stock.

No stock options were granted in the first nine months of fiscal years 2012 or 2011. Changes in our stock options during the first nine months of fiscal 2012 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options Outstanding, July 31, 2011	189	$11.10	2.8	$1,882
Exercised	(26)	$7.35		$329
Options outstanding, April 30, 2012	163	$11.70	2.3	$1,540
Options exercisable, April 30, 2012	163	$11.70	2.3	$1,540

The amount of cash received from the exercise of stock options during the third quarter of fiscal 2012 was $71,000 and the related tax benefit was $24,000. The amount of cash received from the exercise of stock options during the third quarter of fiscal 2011 was $467,000 and the related tax benefit was $153,000. The amount of cash received from the exercise of stock options during the first nine months of fiscal 2012 was $192,000 and the related tax benefit was $89,000. The amount of cash received from the exercise of stock options during the first nine months of fiscal 2011 was $1,016,000 and the related tax benefit was $421,000.

Restricted Stock

The 1995 Plan and the 2006 Plan both provide for grants of restricted stock. The vesting schedule under the 1995 Plan has varied, but has generally been three years or less. Grants issued under the 2006 Plan to date have vesting periods between two and five years.

Under the 2006 Plan, 20,000 new restricted shares of Common Stock were granted in the third quarter of fiscal 2012 and none were granted in the third quarter of fiscal 2011. In the first nine months of fiscal 2012, 28,000 restricted shares of Common Stock were granted. In the first nine months of fiscal 2011, 4,000 restricted shares of Common Stock and 129,933 restricted shares of Class B Stock were granted.

Included in our stock-based compensation expense in the third quarter of fiscal years 2012 and 2011 was $179,000 and $157,000, respectively, related to unvested restricted stock. In the first nine months of fiscal years 2012 and 2011, the expense related to the unvested restricted stock was $513,000 and $465,000, respectively.

Changes in our restricted stock outstanding during the first nine months of fiscal 2012 were as follows:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock at July 31, 2011	139	$21.54
Vested	(25)	$21.82
Granted	28	$20.95
Canceled	(5)	$19.61
Unvested restricted stock at April 30, 2012	137	$21.43

8. SUBSEQUENT EVENTS

During the period May 1, 2012 through the date of this Quarterly Report on Form 10-Q, we repurchased 161,838 shares of our Common Stock at an average price per share of $20.84 under previously disclosed stock repurchase authorizations of our Board of Directors.

On May 30, 2012, we announced the planned relocation of production of our industrial floor absorbent and cat litter products from our facility located in Mounds, Illinois (“Mounds”), to our plants located in Mississippi. The Mounds location will continue to be a source of our animal health and nutrition products. This decision was made due to the continued declines in the coarse cat litter market and after a comprehensive evaluation of our manufacturing operations and cost structure, including state regulatory requirements.

These changes will impact up to 40 employees based in Mounds, some of whom will be considered for a limited number of positions that will be created at the Mississippi locations. Thus, the final number of terminated employees at Mounds will depend on employee relocations.

We expect to incur a pre-tax charge of approximately $1,700,000 related to these actions. This charge includes approximately $1,200,000 for asset write-offs, as well as cash expenditures of approximately $450,000 associated with severance and other employee-related costs and $50,000 for production transfer expenses. These costs are expected to be incurred over two quarters, with a majority taking place in the fourth quarter of fiscal 2012 and a lesser amount occurring in the first quarter of fiscal 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2012 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2011

Consolidated net sales for the nine months ended April 30, 2012 were $179,565,000, an increase of 6% from net sales of $169,024,000, for the nine months ended April 30, 2011. Net income for the first nine months of fiscal 2012 was $6,206,000, compared to $6,156,000 in the first nine months of fiscal 2011. Diluted net income per share was $0.86 for the first nine months of both fiscal years 2012 and 2011.

Consolidated net sales for the first nine months of fiscal 2012 improved due to selling price increases and a favorable product sales mix, defined as a greater proportion of sales from higher priced products, which more than offset a decline in tons sold. Consolidated net income for the first nine months of fiscal 2012 was positively impacted by the lower cost of fuel used in our manufacturing processes; however, higher packaging, freight and non-fuel manufacturing costs per ton and increased advertising and promotional expenditures in the Retail and Wholesale Products Group negatively impacted consolidated net income. The Business to Business Products Group's operating income increased as improved sales outweighed increased costs; however the Retail and Wholesale Products Group's operating income decreased as higher costs exceeded improved sales.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first nine months of fiscal 2012 were $64,167,000, an increase of $8,735,000, or 16%, from net sales of $55,432,000 in the first nine months of fiscal 2011. The increase in net sales was attributed to higher net selling prices, a 3% increase in tons sold and a favorable product sales mix. Net sales of fluid purification products increased approximately 16% with 11% more tons sold. This increase was driven primarily by improved sales to existing edible oil processing customers. Sales growth also occurred for biodiesel production and petroleum oil customers; however, sales to recycled motor oil customers declined due to timing of orders. Net sales of agricultural products increased approximately 33% with 12% more tons sold. Sales to agricultural chemical carrier formulators increased due primarily to the significantly higher number of acres of corn planted this planting season combined with the desire of farmers to maximize yields while corn prices are high. Sales also increased to customers for other agricultural applications. Net sales of animal health and nutrition products increased approximately 27% compared to the first nine months of fiscal 2011 due to a favorable product sales mix. Sales of our newer enterosorbent animal health products increased in foreign markets, which considerably outweighed a decline in sales of our longer established animal health products. Our co-packaged traditional coarse cat litter net sales decreased 4% with 10% fewer tons sold due to the continued decline in the coarse cat litter segment of the market.

The Business to Business Products Group’s operating income for the first nine months of fiscal 2012 was $20,918,000, an increase of $6,298,000, or 43%, from operating income of $14,620,000 in the first nine months of fiscal 2011. The increase in operating income was driven by the higher net selling prices and favorable product sales mix described above, which was partially offset by higher freight and material costs per ton. Freight costs increased approximately 14% due to higher diesel fuel prices and other cost increases in the freight industry which we expect to continue. Material costs increased approximately 5% due to higher non-fuel manufacturing costs, which exceeded a reduction in the cost of fuel used in manufacturing. See further discussion of manufacturing costs under "Consolidated Results" below.

Selling, general and administrative expenses for the Business to Business Products Group were down 4% compared to the first nine months of fiscal 2011 due primarily to reduced advertising, promotion and consulting costs for our animal health and nutrition products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first nine months of fiscal 2012 were $115,398,000, an increase of $1,806,000, or 2%, from net sales of $113,592,000 for the first nine months of fiscal 2011. The benefit of a favorable product sales mix and higher net selling prices more than offset a 6% decrease in tons sold. Net sales increased for our cat litter products, but decreased for our foreign subsidiaries, as described under "Foreign Operations" below. Net sales were even with the prior year for our industrial absorbents products. Overall cat litter net sales increased approximately 3% due to a favorable product sales mix and higher net selling prices, which outweighed approximately a 7% decrease in tons sold. Branded cat litter net sales increased approximately 26% with 17% more tons sold. The increase in branded cat litter sales was due primarily to our Cat's Pride Fresh & Light scoopable products, which were introduced in the fourth quarter of fiscal 2011, combined with higher sales of our established Cat's Pride scoopable products. The increase in sales of branded cat litter was partially offset by approximately 19% lower net sales of private label cat litter. The decrease in private label cat litter sales was due primarily to the continued decline of the coarse cat litter market, as well as a trend away from private label cat litter products. Industrial absorbents net sales were even with the first nine months of fiscal 2011 due primarily to selling price increases that offset a 3% decline in tons sold.

The Retail and Wholesale Products Group's operating income for the first nine months of fiscal 2012 was $2,279,000, a decrease of $5,698,000, or 71%, from operating income of $7,977,000 for the first nine months of fiscal 2011. The decrease was due primarily to increased advertising and promotion costs for our Cat's Pride Fresh & Light cat litter. In addition, the Retail and Wholesale Products Group’s combined packaging, freight, and materials costs per ton increased approximately 7% compared to the first nine months of fiscal 2011. Packaging costs increased approximately 16% due to fluctuations in the price of paper and resin and the mix of products produced. Freight costs increased approximately 9% due to higher diesel fuel prices and other cost increases in the freight industry which we expect to continue. Material costs increased approximately 3% due primarily to increased purchases of additives, fragrances and other materials for the production of scoopable cat litters. These cost increases more than offset the lower cost of fuel used in manufacturing. See further discussion of manufacturing costs under "Consolidated Results" below.

Selling, general and administrative expenses for the Retail and Wholesale Products Group increased 59% compared to the first nine months of fiscal 2011 due primarily to increased advertising and promotion expenditures described above. We expect to continue to invest heavily in advertising and promotions in the last quarter of fiscal 2012. We anticipate such spending thereafter on an annual basis will be higher than historic levels prior to fiscal 2012.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the first nine months of fiscal 2012 was 24%, which was higher than the 22% reported in the first nine months of fiscal 2011. Gross profit improved due to the higher sales described above and a greater proportion of sales from higher margin products; however, these positive impacts were partially offset by higher packaging, freight and material costs. The increase in packaging and freight costs are described in the operating segment discussions above. Overall material costs increased due to a 5% increase in non-fuel manufacturing cost per ton, which exceeded an 18% decrease in the cost of fuel used in our manufacturing processes. We primarily use natural gas in our manufacturing processes to operate kilns that dry our clay. As described in "Item 3. Quantitative and Qualitative Disclosures About Market Risk" below, we have contracted for a portion of our planned natural gas needs for fiscal 2012. The increase in non-fuel manufacturing cost per ton produced was driven primarily by higher depreciation expense and increased manufacturing of products that required purchased additives, fragrances and other materials.

Selling, general and administrative expenses as a percentage of net sales for the first nine months of fiscal 2012 were 19%, compared to 17% for the first nine months of fiscal 2011. The discussions of the segments' operating income above describe the change in the selling, general and administrative expenses that were allocated to the operating segments, including approximately $5,000,000 higher advertising costs in the Retail and Wholesale Products Group. We believe that fiscal 2012 advertising and promotional expenditures will exceed the additional contribution from our Cat's Pride Fresh & Light products and therefore will negatively impact earnings for the year. Accordingly, we expect our consolidated earnings for the full year of fiscal 2012 will be less than fiscal 2011. The remaining unallocated corporate expenses in the first nine months of fiscal 2012 included a higher estimated annual incentive plan bonus accrual. The incentive bonus expense was based on performance targets that are established for each fiscal year.

Interest expense was $62,000 higher for the first nine months of fiscal 2012 compared to the same period in fiscal 2011. New debt issued in the second quarter of fiscal 2011 was outstanding during the full nine months of fiscal 2012. Interest income was $53,000 lower in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.

Net other income was $90,000 lower for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 due primarily to foreign currency exchange losses in fiscal 2012 compared to gains in fiscal 2011.

Our effective tax rate was 26% of pre-tax income in the first nine months of fiscal 2012, compared to 25% for the full year of fiscal 2011. The effective tax rate for fiscal 2012 is based on the projected composition and estimated level of our taxable income for the year.

THREE MONTHS ENDED APRIL 30, 2012 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2011

Consolidated net sales for the three months ended April 30, 2012 were $59,780,000, an increase of 8% from net sales of $55,538,000, for the three months ended April 30, 2011. Net income for the third quarter of fiscal 2012 was $1,892,000, an increase of 2% from net income of $1,860,000 in the third quarter of fiscal 2011. Diluted net income per share was $0.26 for the third quarters of both fiscal years 2012 and 2011.

Consolidated net sales for the third quarter of fiscal 2012 improved due to selling price increases and a favorable product sales mix, defined as a greater proportion of sales from higher priced products. Consolidated net income for the third quarter of fiscal 2012 was positively impacted by the lower cost of fuel used in our manufacturing processes; however, higher packaging, freight and non-fuel manufacturing costs per ton and increased advertising and promotional expenditures in the Retail and Wholesale Products Group negatively impacted consolidated net income. The Business to Business Products Group's operating income increased primarily due to higher sales that exceeded higher costs; however, the Retail and Wholesale Products Group's operating income decreased as higher costs outweighed improved sales.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the third quarter of fiscal 2012 were $21,930,000, an increase of $3,524,000, or 19%, from net sales of $18,406,000 in the third quarter of fiscal 2011. Net sales increased due to selling price increases, a 7% increase in tons sold and a favorable product sales mix. Net sales of fluid purification products increased approximately 19% with 16% more tons sold. This increase was driven primarily by improved sales to existing edible oil processing customers; however, sales to recycled motor oil customers declined due to timing of orders. Net sales of agricultural products increased approximately 44% with 21% more tons sold compared to the third quarter of fiscal 2011. Sales to agricultural chemical carrier formulators increased due primarily to the significantly higher number of acres of corn planted this planting season combined with the desire of farmers to maximize yields while corn prices are high. Sales also increased to customers for other agricultural applications. Net sales of animal health and nutrition products increased approximately 25% with 7% more tons sold compared to the third quarter of fiscal 2011. Increased sales of our newer enterosorbent animal health products in certain foreign markets outweighed a decline in sales of our longer established animal health products. Our co-packaged traditional coarse cat litter net sales decreased 7% with 10% fewer tons sold due to the continued decline in the coarse cat litter segment of the market.

The Business to Business Products Group’s operating income for the third quarter of fiscal 2012 was $7,051,000, an increase of $2,232,000, or 46%, from operating income of $4,819,000 in the third quarter of fiscal 2011. The increase in operating income was driven by the higher net selling prices and favorable product sales mix described above, which was partially offset by higher freight and material costs per ton. Freight costs increased approximately 13% due to higher diesel fuel prices and other cost increases in the freight industry which we expect to continue. Material costs increased approximately 9% due to higher non-fuel manufacturing costs, which exceeded a reduction in the cost of fuel used in manufacturing. See further discussion of manufacturing costs under "Consolidated Results" below.

Selling, general and administrative expenses for the Business to Business Products Group were 6% lower than the third quarter of fiscal 2011 due to reduced advertising, promotion and consulting costs for our animal health and nutrition products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the third quarter of fiscal 2012 were $37,850,000, an increase of $718,000, or 2%, from net sales of $37,132,000 in the third quarter of fiscal 2011. The benefit of a favorable product sales mix and selling price increases outweighed a 5% decrease in tons sold. Net sales increased for our cat litter products and decreased for both our industrial absorbent products and our foreign subsidiaries, as described under "Foreign Operations" below. Higher selling prices for our cat litter products more than offset a 5% decrease in tons sold. Branded cat litter sales increased approximately 24% with 17% more tons sold. The increase in branded cat litter sales was due primarily to our Cat's Pride Fresh & Light scoopable products, which were introduced in the fourth quarter of fiscal 2011, combined with higher sales of our established Cat's Pride scoopable products. The increase in sales of branded cat litter was partially offset by approximately 16% lower net sales of private label cat litter. The decrease in private label cat litter sales was due primarily to the continued decline of the coarse cat litter market, as well as a trend away from private label cat litter products. Industrial absorbents net sales were down 5% compared to the third quarter of fiscal 2011 due to 7% lower volume for our floor absorbent products.

The Retail and Wholesale Products Group reported operating income for the third quarter of fiscal 2012 of $440,000, a decrease of $1,871,000, or 81%, from operating income of $2,311,000 in the third quarter of fiscal 2011. The decrease was due primarily to increased advertising and promotion costs for our Cat's Pride Fresh & Light cat litter. In addition, the Retail and Wholesale Products Group’s combined packaging, freight, and materials costs per ton increased approximately 5% compared to the third quarter of fiscal 2011. Packaging costs increased approximately 15% due to fluctuations in the price of paper and resin and the mix of products produced. Freight costs increased approximately 8% due to higher diesel fuel prices and other cost increases in the freight industry which we expect to continue. Material costs were even compared to the third quarter of fiscal 2011 as higher non-fuel manufacturing costs were offset by the lower cost of fuel used in manufacturing. See further discussion of manufacturing costs under "Consolidated Results" below.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 81% higher compared to the third quarter of fiscal 2011 due primarily to increased advertising and promotional expenditures described above. We expect to increase advertising and promotion expenditures in the fourth quarter of fiscal 2012 as we continue to launch the Cat's Pride Fresh & Light products at additional retailers and we anticipate such spending on an annual basis thereafter will be higher than historic levels prior to fiscal 2012.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the third quarter of fiscal 2012 was 25%, which was higher than the 21% reported for the third quarter of fiscal 2011. Gross profit was positively impacted by a greater proportion of sales from higher margin products; however, this positive impact was partially offset by higher material, freight and packaging costs. The increase in packaging and freight costs are described in the operating segment discussions above. Overall material costs were higher due to a 6% increase in non-fuel manufacturing cost per ton, which outweighed a 29% decrease in the cost of fuel used in our manufacturing processes. We primarily use natural gas in our manufacturing processes to operate kilns that dry our clay. As described in "Item 3. Quantitative and Qualitative Disclosures About Market Risk" below, we have contracted for a portion of our planned natural gas needs for fiscal 2012. The increase in non-fuel manufacturing cost per ton produced was driven primarily by higher depreciation expense and contracted services costs. In addition, production increased for products that required purchased additives, fragrances and other materials.

Selling, general and administrative expenses as a percentage of net sales for the third quarter of fiscal 2012 was 20%, compared to 16% in the third quarter of fiscal 2011. The discussions of the segments' operating income above describe the change in the selling, general and administrative expenses that were allocated to the operating segments, including approximately $2,200,000 higher advertising expense in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in the third quarter of fiscal 2012 included a higher estimated annual incentive plan bonus accrual. The incentive bonus expense was based on performance targets that are established for each fiscal year.

Interest expense was $21,000 lower for the third quarter of fiscal 2012 compared to the same period in fiscal 2011 due to scheduled payments that reduced notes payable balances, which was partially offset by additional interest earned on deferred compensation balances. Interest income was $29,000 lower in the third quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Net other income was $166,000 lower for the third quarter of fiscal 2012 due primarily to larger foreign currency exchange gains in the third quarter of fiscal 2011.

Our effective tax rate was 28% of pre-tax income in the third quarter of fiscal 2012 compared to the 25% effective tax rate for the full year of fiscal 2011. The effective tax rate for fiscal 2012 is based on the projected composition and estimated level of our taxable income for the year.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first nine months of fiscal 2012 were $8,487,000, a decrease of 8% from net sales of $9,239,000 during the first nine months of fiscal 2011. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales during the first nine months of both fiscal 2012 and 2011. Net sales declined 8% for our Canadian subsidiary and 10% for our United Kingdom subsidiary. Our Canadian subsidiary's cat litter sales were down for both branded and private label cat litters due to the continued decline in the coarse litter market and increased competition. Sales of bleaching earth were down for our United Kingdom subsidiary due to variations in customer order patterns and price competition.

For the first nine months of fiscal 2012, our foreign subsidiaries reported a net loss of $351,000, compared to a net loss of $439,000 reported in the first nine months of fiscal 2011. The decrease in the net loss was due primarily to a reduction in overhead costs at both our Canadian and United Kingdom subsidiaries that offset the decline in sales and unfavorable exchange rate fluctuations.

Identifiable assets of our foreign subsidiaries as of April 30, 2012 were $9,157,000 compared to $9,832,000 as of April 30, 2011. The decrease is primarily due to lower net fixed assets, cash and cash equivalents, accounts receivable and inventories.

Net sales by our foreign subsidiaries during the third quarter of fiscal 2012 were $2,832,000, a decrease of 7% from net sales of $3,059,000 during the third quarter of fiscal 2011. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales for the third quarter of fiscal 2012 and 6% for the third quarter of 2011. Net sales declined 4% for our Canadian subsidiary and 20% for our United Kingdom subsidiary. Our Canadian subsidiary's cat litter sales were down due to the continued decline in the coarse litter market and increased competition. Sales of bleaching earth were down for our United Kingdom subsidiary due to variations in customer order patterns and price competition.

For the third quarter of fiscal 2012, our foreign subsidiaries reported a net loss of $35,000, compared to a net loss of $77,000 reported in the third quarter of fiscal 2011. A reduction in costs improved gross profit at both our Canadian and United Kingdom subsidiaries that offset the decline in sales and unfavorable exchange rate fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, purchasing real estate, equipment and facilities, funding new product development and investing in infrastructure, repurchases of Common Stock and, from time to time, making acquisitions. During the first nine months of fiscal 2012, we principally used cash generated from operations and from previous debt issuances to fund these requirements. We also have the ability to borrow under our credit facilities; however, we have not borrowed under the credit agreement in recent years. Cash and cash equivalents increased $7,764,000 during the first nine months of fiscal 2012 to $25,649,000 at April 30, 2012.

The following table sets forth certain elements of our unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	April 30, 2012	April 30, 2011
Net cash provided by operating activities	$15,636	$11,120
Net cash provided by (used in) investing activities	1,359	(24,982)
Net cash (used in) provided by financing activities	(9,228)	10,669
Effect of exchange rate changes on cash and cash equivalents	(3)	(117)
Net increase (decrease) in cash and cash equivalents	$7,764	$(3,310)

Net cash provided by operating activities

For the first nine months of fiscal years 2012 and 2011, the primary components of operating cash flows were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $1,278,000 in the first nine months of fiscal 2012 compared to a decrease of $909,000 in the first nine months of fiscal 2011. The change in both periods is due to the level and timing of sales and collections and the payment terms provided to various customers.

Inventories increased $159,000 in the first nine months of fiscal 2012 compared to an increase of $2,308,000 in the same period in fiscal 2011. Finished goods inventories increased slightly in the first nine months of fiscal 2012 due to higher costs and to meet higher sales requirements. Finished goods and packaging inventories increased significantly in the first nine months of fiscal 2011 due to higher costs and in anticipation of the launch of our new Cat's Pride Fresh & Light product.

Prepaid expenses decreased $2,059,000 in the first nine months of fiscal 2012 compared to an increase of $344,000 in the first nine months of fiscal 2011. A decrease in deferred advertising costs and prepaid income taxes in the first nine months of fiscal 2012 exceeded an increase in prepaid insurance and prepaid repairs expense. Advertising costs are deferred and expense recognized in accordance with our accounting policies. In the first nine months of fiscal 2011, an increase in prepaid insurance outweighed a decrease in prepaid repairs expense. Prepaid repairs expense fluctuates due to the timing of spare parts purchases at our manufacturing facilities and prepaid insurance varies as the result of the timing of insurance premium payments.

Other assets increased $409,000 in the first nine months of fiscal 2012 compared to an increase of $30,000 in the first nine months of fiscal 2011. The change in other assets for both periods included the effect of currency exchange rate fluctuations on non-cash assets held by our foreign subsidiaries. The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar resulted in an increase in other assets in the first nine months of fiscal 2012 compared to a decrease in the same period in fiscal 2011. The increase in the first nine months of fiscal 2011 also included capitalized costs related to the issuance of new debt.

Accounts payable increased $324,000 in the first nine months of fiscal 2012 compared to an increase of $1,492,000 in the first nine months of fiscal 2011. Trade payables in both fiscal 2012 and fiscal 2011 varied due to timing of payments, cost fluctuations for goods and services we purchased and our production volume levels.

Accrued expenses increased $321,000 in the first nine months of fiscal 2012 compared to a decrease of $1,629,000 in the first nine months of fiscal 2011. Accrued salaries included the bonus accrual, which in the first nine months of both fiscal 2012 and 2011 was reduced by the payout of the prior fiscal year's bonus accrual and increased by the current fiscal year's first nine months' bonus accrual. The bonus paid out in fiscal 2011 was substantially greater than the bonus paid out in fiscal 2012. Accrued freight varied in both years due to the timing of payments and shipments at quarter-end. Accrued plant expenses decreased in the first nine months of fiscal 2012 due to lower costs for fuel used in the manufacturing process and reduced production volumes that resulted in lower purchasing activity. Accrued trade promotions and advertising increased in the first nine months of fiscal 2012 due to marketing programs for our Cat's Pride Fresh & Light cat litter.

Deferred compensation increased $248,000 in the first nine months of fiscal 2012 compared to an increase of $86,000 in the first nine months of fiscal 2011. In the first nine months of both fiscal 2012 and 2011, deferred compensation balances were reduced by scheduled payouts and were increased by employee deferrals and interest earned on accumulated deferred compensation balances. The payout of an executive deferred bonus award under our annual incentive plan in the first nine months of fiscal 2012 was less than the payout in the first nine months of fiscal 2011.

Other liabilities increased $480,000 in the first nine months of fiscal 2012 compared to a decrease of $18,000 in the first nine months of fiscal 2011. Postretirement benefits accruals increased in the first nine months of fiscal 2012 and decreased slightly in the first nine months of fiscal 2011. The change in other liabilities also included the effect of currency exchange rate fluctuations on the liabilities of our foreign subsidiaries. The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar resulted in an increase in other liabilities in the first nine months of fiscal 2012 compared to a decrease in the same period of fiscal 2011.

Net cash provided by (used in) investing activities

Cash provided by investing activities was $1,359,000 in the first nine months of fiscal 2012 compared to net cash used in investing activities of $24,982,000 in the first nine months of fiscal 2011. Dispositions of investment securities exceeded purchases by $6,777,000 in the first nine months of fiscal 2012; however, dispositions were less than purchases by $14,914,000 in the first nine months of fiscal 2011 due to the investment of proceeds from the issuance of new debt. Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities. Cash used for capital expenditures of $5,452,000 in the first nine months of fiscal 2012 included a new storage facility and replacement of machinery at our manufacturing facilities. Cash used for capital expenditures of $10,210,000 for the same period in fiscal 2011 included new product-related projects at our manufacturing facilities, replacement of machinery and land purchases.

Net cash (used in) provided by financing activities

Cash used in financing activities was $9,228,000 in the first nine months of fiscal 2012 compared to cash provided by financing activities of $10,669,000 in the first nine months of fiscal 2011. Issuance of new debt during the first nine months of fiscal 2011 provided $18,500,000 in additional cash. Payments on long-term debt in the first nine months of fiscal 2012 were $3,600,000 compared to $3,500,000 in the first nine months of fiscal 2011. Dividend payments in the first nine months of fiscal 2012 of $3,395,000 were higher than the $3,158,000 paid during the same period of fiscal 2011 due to a dividend rate increase. Cash used to purchase treasury stock was $2,481,000 in the first nine months of fiscal 2012 compared to $2,474,000 in the first nine months of fiscal 2011. Proceeds from issuance of Common Stock and treasury stock in connection with stock option exercises were $192,000 and $1,016,000 in the first nine months of fiscal 2012 and 2011, respectively.

Other

Total cash and investment balances held by our foreign subsidiaries of $2,152,000 at April 30, 2012 were higher than the July 31, 2011 balances of $1,905,000 due to fluctuations in working capital. During the first nine months of fiscal 2012, our foreign subsidiaries' accounts receivable decreased and current liabilities increased.

We have a $15,000,000 unsecured revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”) which will expire December 31, 2014. The credit agreement provides that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At April 30, 2012, the variable rates would have been 3.25% for BMO Harris’ prime-based rate or 2.30% for LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under the credit agreement during the nine months ended April 30, 2012 and 2011 and we were in compliance with its covenants.

As of April 30, 2012, we had remaining authority to repurchase 251,067 shares of Common Stock under a repurchase plan approved by our Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions and the timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations for at least the next 12 months. We expect cash requirements for capital expenditures in fiscal 2012 to be lower than in fiscal 2011 due to completion of projects at our manufacturing facilities related to new products; however, we intend to spend significant amounts for product advertising and promotional activities throughout fiscal 2012 and we anticipate such spending thereafter will be higher than historic levels prior to fiscal 2012. Our capital requirements are subject to change as business conditions warrant and opportunities arise. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments at April 30, 2012 for the time-frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$29,700,000	$3,800,000	$7,000,000	$6,567,000	$12,333,000
Interest on Long-Term Debt	5,479,000	1,334,000	1,925,000	1,238,000	982,000
Capital Leases	—	—	—	—	—
Operating Leases	11,492,000	3,423,000	3,362,000	2,602,000	2,105,000
Unconditional Purchase Obligations	145,000	145,000	—	—	—
Total Contractual Cash Obligations	$46,816,000	$8,702,000	$12,287,000	$10,407,000	$15,420,000
We contributed approximately $1,068,000 to our defined benefit pension plan in the third quarter of fiscal 2012. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

The unconditional purchase obligations in the table above include forward purchase contracts that we have entered into for a portion of our natural gas fuel needs for fiscal 2012. As of April 30, 2012, the remaining purchase obligations were $145,000 for 40,000 MMBtu for fiscal 2012. These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$27,505,000	$27,505,000	$—	$—	$—

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates are revised periodically. Actual results could differ from these estimates.

See the information concerning our critical accounting policies included under "Management’s Discussion of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

Recently Adopted Accounting Standards

For this Quarterly Report on Form 10-Q, we adopted the Financial Accounting Standards Board ("FASB") guidance issued under Accounting Standards Codification ("ASC") 820, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In accordance with the new requirements, we provided enhanced disclosure about the measurement of the estimated fair value of debt. There was no impact on our Consolidated Financial Statements as a result of adopting this new guidance.

Recently Issued Accounting Standards

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

In September 2011, the FASB issued guidance under ASC 350, Testing Goodwill for Impairment, that provides the option to first assess qualitative factors to determine if the annual two-step test of goodwill for impairment must be performed. If, based on the qualitative assessment of events or circumstances, an entity determines it is not more likely than not that the goodwill fair value is less than its carrying amount, then it is not necessary to perform the two-step impairment test. However, if an entity concludes otherwise, then the two-step impairment test must be performed to identify potential impairment and to measure the amount of goodwill impairment, if any. We are currently evaluating the impact this guidance will have on our annual goodwill impairment testing for our 2013 fiscal year beginning August 1, 2012.

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

We are exposed to commodity price risk with respect to fuel. We have contracted for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. As of April 30, 2012, we have purchased natural gas contracts representing approximately 35% of our planned kiln fuel needs for fiscal 2012. All contracts are related to the normal course of business and no contracts are entered into for speculative purposes.

The tables below provide information about our natural gas purchase contracts, which are sensitive to changes in commodity prices, specifically natural gas prices. For the purchase contracts outstanding at April 30, 2012, the table presents the notional amounts in MMBtu’s, the weighted average contract prices, and the total dollar contract amount, which will mature by July 31, 2012. The Fair Value was determined using the “Most Recent Settle” price for the “Henry Hub Natural Gas” option contract prices as listed by the New York Mercantile Exchange on May 24, 2012.

Commodity Price Sensitivity Natural Gas Future Contracts For the Three Months Ending July 31, 2012
	Expected 2012 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	40,000	—
Weighted Average Price (Per MMBtu)	$3.62	—
Contract Amount ($ U.S., in thousands)	$144.9	$81.4

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2012, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarizes our Common Stock purchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES [1]
	(a)	(b)	(c)	(d)
For the Three Months Ended April 30, 2012	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]

February 1, 2012 to February 29, 2012	—	$—	—	366,877

March 1, 2012 to March 31, 2012	—	$—	—	366,877

April 1, 2012 to April 30, 2012	115,810	$21.43	115,810	251,067[3]

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. We did not repurchase any shares of our Class B Stock during the period in question, and no shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Note 7 of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011 filed with the SEC.

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

3 During the period May 1, 2012 through the date of this Quarterly Report on Form 10-Q, we repurchased 161,838 shares of our Common Stock at an average price per share of $20.84 under the stock repurchase authorizations of our Board of Directors described above. As of the date of this Quarterly Report on Form 10-Q, the maximum number of shares of Common Stock yet to be purchased under such stock repurchase authorizations is 89,229.

ITEM 4.  MINE SAFETY DISCLOSURES

Our mining operations are subject to regulation by the Mine Safety and Health Administration under authority of the Federal Mine Safety and Health Act of 1977, as amended. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a–14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosures	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

BY /s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer

BY /s/ Daniel T. Smith
Daniel T. Smith
Vice President and Chief Financial Officer

Dated:  June 6, 2012

EXHIBITS

Exhibit No.	Description

11	Statement re: Computation of Earnings per Share.

31	Certifications pursuant to Rule 13a–14(a).

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures

101.INS	XBRL Taxonomy Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Note: Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213, by telephone (312) 321-1515 or by e-mail to info@oildri.com.