Form 10-K
period 2012-07-31
OIL DRI CORP OF AMERICA
filed 2012-10-11
CIK 74046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 31, 2012 was $105,910,000.

Number of shares of each class of Oil-Dri’s capital stock outstanding as of September 28, 2012:

          Common Stock – 4,879,226 shares

          Class B Stock – 2,050,118 shares

          Class A Common Stock – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference: Oil-Dri’s Proxy Statement for its 2012 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) not later than November 28, 2012 (120 days after the end of Oil-Dri’s fiscal year ended July 31, 2012), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

CONTENTS (CONTINUED)

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those statements elsewhere in this report and other documents we file with the SEC, contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including those described in Item 1A “Risk Factors” below and other documents we file with the SEC. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

Agsorb, Calibrin, Cat’s Pride, ConditionAde, Flo-Fre, Fresh & Light, Jonny Cat, KatKit, Oil-Dri, Pel-Unite, Perform, Pro Mound, Pure-Flo, Rapid Dry, Select, Terra-Green, Ultra-Clear and Verge are all registered trademarks of Oil-Dri Corporation of America or of its subsidiaries. Pro’s Choice and Saular are trademarks of Oil-Dri Corporation of America. Fresh Step is a registered trademark of The Clorox Company (“Clorox”).

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

GENERAL BUSINESS DEVELOPMENTS

Our fiscal 2012 operating results reflect increased net sales in both our Retail and Wholesale Products and our Business to Business Products operating segments; however, certain events resulted in one-time charges that negatively impacted earnings. Throughout fiscal 2012, promotional expenditures were substantial for our Cat's Pride Fresh & Light products, which were launched in the fourth quarter of fiscal 2011. We incurred a one-time charge in our fiscal 2012 fourth quarter to relocate the manufacturing of specific products from our plant located in Illinois to our plants located in Mississippi in order to improve production efficiencies. See Note 2 of the Notes to the Consolidated Financial Statements for further information about the production relocation charge. In addition, during fiscal 2012 we experienced certain cost increases to produce, package and transport our products, which more than offset the lower cost of fuel used in our manufacturing processes. We expect transportation cost increases to continue due to recent trends and regulations in the freight industry. We also continued to invest in our capital assets and maintained a strong consolidated balance sheet during fiscal 2012. For more information on recent business developments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PRINCIPAL PRODUCTS

We are a leader in developing, manufacturing and marketing sorbent products. Our sorbent products are principally produced from clay minerals, primarily consisting of montmorillonite and attapulgite and, to a lesser extent, other clay-like sorbent materials, such as Antelope shale, which we refer to collectively as our “clay” or our “minerals.” Our sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of our absorbent clay products are Cat’s Pride and Jonny Cat branded premium cat litter, as well as other private label cat litters. We also produce Oil-Dri branded floor absorbents, Agsorb and Verge agricultural chemical carriers, ConditionAde and Calibrin enterosorbents used in animal feed and Pel-Unite animal feed binders. Adsorbent products attract impurities in liquids, such as metals and surfactants, and form low-level chemical bonds. Examples of our adsorbent products are Oil-Dri synthetic sorbents, which are used for industrial cleanup, and Pure-Flo, Perform and Select bleaching clay products, which act as a filtration media for edible oils, fats and tallows. Also, our Ultra-Clear product serves as a clarification aid for petroleum-based oils and by-products. Our absorbent and adsorbent products are described in more detail below.

Cat Litter Products

We produce two types of cat litter products, traditional coarse and scoopable, both of which have absorbent and odor controlling characteristics. Scoopable litters have the additional characteristic of clumping when exposed to moisture, allowing the consumer to selectively dispose of the used portion of the litter. Our coarse and scoopable products are sold under our Cat’s Pride and Jonny Cat brand names. We also package and market Cat’s Pride KatKit and Jonny Cat cat litter in a disposable tray, as well as Cat's Pride and Jonny Cat litter pan liners. We manufacture Fresh Step brand coarse cat litter for Clorox. We also produce private label cat litters for other customers that are sold through independent food brokers and our sales force to major retail outlets.

We have two long-term supply arrangements (one of which is material) under which we manufacture branded traditional litters for other marketers. Under these co-manufacturing relationships, the marketer controls all aspects of sales, marketing, and distribution, as well as the odor control formula, and we are responsible for manufacturing. Our material agreement is with Clorox, under which we have the exclusive right to supply Clorox’s requirements for Fresh Step coarse cat litter up to certain levels.

Industrial and Automotive Sorbent Products

We manufacture products from clay, polypropylene and recycled cotton materials that absorb oil, grease, water and other types of spills. These products are used in industrial, home and automotive environments. Our clay-based sorbent products, such as Oil-Dri branded floor absorbent, are used for floor maintenance in industrial applications to provide a non-slip and non-flammable surface for workers. These floor absorbents are also used in automotive repair facilities and car dealerships, as well as for home applications in garages and driveways. Our Oil-Dri branded polypropylene-based and cotton-based products are sold in various forms, such as pads, rolls, socks, booms and spill kits.

Industrial and automotive sorbent products are sold through a distribution network that includes industrial, auto parts, safety, sanitary supply, chemical and paper distributors. These products are also sold through environmental service companies, mass merchandisers, catalogs and the Internet.

Bleaching Clay and Clarification Aid Products

We produce an array of bleaching, purification and filtration applications used by edible oil, jet fuel and other petroleum-based product processors around the world. Bleaching clays are used by edible oil processors to adsorb soluble contaminants that create oxidation problems. Our Pure-Flo and Perform bleaching clays remove impurities, such as trace metals, chlorophyll and color bodies, in various types of edible oils. Perform products provide increased activity for hard-to-bleach oils. Our Select adsorbents are used to remove contaminants in vegetable oil processing and can be used to prepare oil prior to the creation of biodiesel fuel. Our Ultra-Clear clarification aid is used as a filtration and purification medium for jet fuel and other petroleum-based products.

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

Sports Products

Pro’s Choice sports field products are used on baseball, football and soccer fields. Pro’s Choice soil conditioners are used in field construction or as top dressing to absorb moisture, suppress dust and improve field performance. Pro Mound packing clay is used to construct pitcher’s mounds and batter’s boxes. Rapid Dry drying agent is used to dry up puddles and slick spots after rain. Sports products are used at all levels of play, including professional, college and high school and on municipal fields. These products are sold through a network of distributors specializing in sports turf products.

BUSINESS SEGMENTS

We have two reportable operating segments for financial reporting derived from the different characteristics of our two major customer groups: Retail and Wholesale Products Group and Business to Business Products Group. The Retail and Wholesale Products Group customers include mass merchandisers, wholesale clubs, drugstore chains, pet specialty retail outlets, dollar stores, retail grocery stores, distributors of industrial cleanup and automotive products, environmental service companies and sports field product users. The Business to Business Products Group customers include processors and refiners of edible oils, petroleum-based oils and biodiesel fuel, manufacturers of animal feed and agricultural chemicals and marketers of consumer products.

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

FOREIGN OPERATIONS

Our wholly-owned subsidiary, Oil-Dri Canada ULC, is a manufacturer and marketer of branded and private label cat litter in the Canadian marketplace. Among its leading brands are Saular, Cat’s Pride and Jonny Cat. Our Canadian business also sells industrial granule floor absorbents, synthetic polypropylene sorbent materials and agricultural chemical carriers.

Our wholly-owned subsidiary, Oil-Dri (U.K.) Limited, is a manufacturer and marketer of industrial floor absorbents and cat litter. These products are marketed in the United Kingdom and Western Europe. Oil-Dri (U.K.) Limited also sells synthetic polypropylene sorbent materials, filtration units and plastic containment products.

Our wholly-owned subsidiary, Oil-Dri SARL, is a Swiss company that performs various management, customer service and administrative functions for the international business of our domestic operations.

Our foreign operations are subject to the normal risks of doing business overseas, such as currency fluctuations, restrictions on the transfer of funds and import/export duties. We were not materially impacted by these foreign currency fluctuations in any of our last three fiscal years. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further information about our foreign markets risks. Certain financial information about our foreign operations is contained in Note 3 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (“Walmart”) and its affiliates accounted for approximately 22%, 21% and 20% of our total net sales for the fiscal years ended July 31, 2012, 2011 and 2010, respectively. Walmart is a customer in our Retail and Wholesale Products Group segment. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales; however, sales to Clorox (a customer in our Business to Business Products Group) and its affiliates accounted for approximately 7%, 8% and 9% of total net sales for fiscal years 2012, 2011 and 2010, respectively. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customer other than those described in this paragraph would not be expected to have a material adverse effect on our business.

COMPETITION

Price, customer service, marketing, technical support, product quality and delivery are the principal methods of competition in our markets and competition historically has been very vigorous. Some of our competitors are large companies whose financial resources and brand recognition are substantially greater than ours.

In our Retail and Wholesale Products Group, we have six principal competitors, including one which is also a customer of ours. The overall cat litter market has been stable in recent years. Scoopable products have a majority of the cat litter market share followed by traditional coarse products. The overwhelming majority of all cat litter is mineral based; however, cat litters based on alternative strata such as paper, various agricultural waste products and silica gels have niche positions. The consumer trend away from regional grocery stores towards large national retailers, such as supercenter-type stores, dollar stores and pet specialty stores, has presented competitive challenges as well as opportunities. These retailers enjoy substantial negotiating leverage over their suppliers, including us; however, our operations support nation-wide distribution, which gives us a potential advantage over smaller and regional manufacturers in selling to them.

In the Business to Business Products Group, we have 15 principal competitors. The agricultural chemical carrier portion of this segment has experienced competition from new technologies in the agricultural and horticultural markets. The bleaching clay and fluids clarification aid portion of this segment operates in a highly cost competitive global marketplace. Product performance is also a primary competitive factor for these products. The animal health portion of this segment also operates in a global marketplace with price and performance competition from multi-national and local competitors.

PATENTS

We have obtained or applied for patents for certain of our processes and products sold to customers in both the Retail and Wholesale Products Group and the Business to Business Products Group. These patents expire at various times, including fiscal 2013. We expect no material impact on our business from the expiration of patents this year.

BACKLOG; SEASONALITY

At July 31, 2012, 2011 and 2010, our backlog of orders was approximately $4,741,000, $5,145,000 and $6,368,000, respectively. The value of backlog orders is determined by the number of tons on backlog order and the net selling prices. All backlog orders are expected to be filled within the next 12 months. We consider our business, taken as a whole, to be moderately seasonal; however, business activities of certain customers (such as agricultural chemical manufacturers) are subject to such seasonal factors as crop acreage planted, product formulation cycles and weather conditions.

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

RESERVES

We mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California; we also have reserves in Nevada, Oregon and Tennessee. We estimate our proven mineral reserves are approximately 152,144,000 tons in aggregate and our probable reserves are approximately 138,257,000 tons in aggregate, for a total of 290,401,000 tons of mineral reserves. Based on our rate of consumption during fiscal year 2012, and without regard to any of our reserves in Nevada, Oregon and Tennessee, we consider our proven reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, is reflected at cost on our balance sheet.

It is our policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. We have a program of exploration for additional reserves and, although reserves have been acquired, we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During the fiscal year ended July 31, 2012, we utilized these reserves to produce a majority of the sorbent products that we sold.

Proven reserves are those reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. Probable reserves are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. We employ geologists and mineral specialists who estimate and evaluate existing and potential reserves in terms of quality, quantity and availability.

MINING OPERATIONS

We have conducted mining operations in Ripley, Mississippi since 1963, in Ochlocknee, Georgia since 1968, in Blue Mountain, Mississippi since 1989, in Mounds, Illinois since 1998 and in Taft, California since 2002. Our clay is surface mined on a year-round basis, generally using large earth moving scrapers, bulldozers, or excavators and off-road trucks to remove overburden (non-usable material), and then loaded into dump trucks with backhoes or front end loaders for movement to the processing facilities. The mining and hauling of our clay is performed by us and by independent contractors. Our current operating mines range in distance from immediately adjacent to approximately 13 miles from the related processing plants. Processing facilities are generally accessed from the mining areas by private roads and in some instances by public highways. Each of our processing facilities maintains inventories of unprocessed clay of approximately one week of production requirements. See Item 2 “Properties” below for additional information regarding our mining properties and operations.

The following schedule summarizes the net book value of land and other plant and equipment for each of our manufacturing facilities:

	Land	Plant and Equipment
	(in thousands)
Ochlocknee, Georgia	$8,601	$15,379
Ripley, Mississippi	$1,773	$11,363
Mounds, Illinois	$1,545	$2,307
Blue Mountain, Mississippi	$878	$11,433
Taft, California	$1,391	$3,638

EMPLOYEES

As of July 31, 2012, we employed 757 persons, 42 of whom were employed by our foreign subsidiaries. We believe our corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 46 of our employees in the U.S. and approximately 20 of our employees in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations to be satisfactory.

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

In addition to the environmental requirements relating to mining and manufacturing operations and facilities, there is increasing federal and state regulation with respect to the content, labeling, use, and disposal after use of various products that we sell. We endeavor to be in compliance at all times and in all material respects with those regulations and to assist our customers in that compliance.

We cannot assure that, despite all commercially reasonable efforts, we will always be in compliance in all material respects with all applicable environmental regulations or with requirements regarding the content, labeling, use, and disposal after use of our products; nor can we assure that from time to time enforcement of such requirements will not have a material adverse effect on our business. See Item 1A “Risk Factors” below for a discussion of these and other risks to our business.

ENERGY

We primarily used natural gas in the processing of our clay products during fiscal 2012. We have the ability to switch among various energy sources, including natural gas, recycled oil and coal as permitted. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below for more information about commodity risk with respect to our energy use.

RESEARCH AND DEVELOPMENT

At our research and development facility in Vernon Hills, Illinois, we develop new products and applications and improve existing products. The facility’s staff (and various consultants they engage from time to time) consists of geologists, mineralogists and chemists. In the past several years, our research efforts have resulted in a number of new sorbent products and processes. The facility produces prototype samples and tests new products for customer trial and evaluation. None of this research and development was customer sponsored, and all research and development costs are expensed in the period in which incurred. See Note 1 of the Notes to the Consolidated Financial Statements for further information about research and development expenses.

AVAILABLE INFORMATION

This Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on or through the “Investor Information” section of our website at www.oildri.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Information relating to corporate governance at Oil-Dri, including its Code of Ethics and Business Conduct, information concerning executive officers, directors and Board committees, and transactions in Oil-Dri securities by directors and executive officers, is available free of charge on or through the “Investor Information” section of our website at www.oildri.com. The information on our website in not included as a part of, nor incorporated by reference into, this Annual Report on Form 10-K.

ITEM 1A – RISK FACTORS

We seek to identify, manage and mitigate risks to our business, but risk and uncertainty cannot be eliminated or necessarily predicted. You should consider the following factors carefully, in addition to other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to our securities.

Risks Related to our Business

Our future growth and financial performance depend in large part on successful new product introductions.

A significant portion of our net sales comes from the sale of products in mature categories, some of which have had little or no volume growth or have had volume declines in recent fiscal years. Our future growth and financial performance will require that we successfully introduce new products or extend existing product offerings to meet emerging customer needs, technological trends and product market opportunities. We cannot be certain that we will achieve these goals. The development and introduction of new products generally require substantial and effective research, development and marketing expenditures, some or all of which may be unrecoverable if the new products do not gain market acceptance. New product development itself is inherently risky, as research failures, competitive barriers arising out of the intellectual property rights of others, launch and production difficulties, customer rejection and unexpectedly short product life cycles may occur even after substantial effort and expense on our part. Even in the case of a successful launch of a new product, the ultimate benefit we realize may be uncertain if the new product “cannibalizes” sales of our existing products beyond expected levels.

We face intense competition in our markets.

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including price, customer service, marketing, technical support, product quality and delivery. Some of our competitors, particularly in the sale of cat litter (the largest product in our Retail and Wholesale Products Group), are much larger and have substantially greater financial resources and have established brands. The competition in the future may, in some cases, result in price reductions, reduced margins or loss of market share or product distribution, any of which could materially and adversely affect our business, operating results and financial condition. If we fail to compete successfully based on these or other factors, our business, financial condition and future financial results could be materially and adversely affected.

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

•	our ability to anticipate and adapt to rapidly changing conditions;

•	introduction of new products and services by us or our competitors;

•	our ability to successfully implement price increases and surcharges, as well as other changes in our pricing policies or those of our competitors;

•	variations in purchasing patterns by our customers, including due to weather conditions;

•	the ability of major customers and other debtors to meet their obligations to us as they come due;

•	our ability to successfully manage regulatory, intellectual property, tax and legal matters;

•	the incurrence of restructuring, impairment or other charges; and

•	general economic conditions and specific economic conditions in our industry and the industries of our customers.

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

We intend from time to time to strategically explore potential opportunities to expand our operations and reserves through acquisitions. Identification of good acquisition candidates is difficult and highly competitive. If we are unable to identify attractive acquisition candidates, complete acquisitions, and successfully integrate the companies, businesses or properties that we acquire, our profitability may decline and we could experience a material adverse effect on our business, financial condition, or operating results. Acquisitions involve a number of inherent risks, including:

•
uncertainties in assessing the value, strengths, and potential profitability of acquisition candidates, and in identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental or mining safety liabilities) of those candidates;

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

Any one or more of these factors could cause us not to realize the benefits we anticipate to result from an acquisition. Moreover, acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. In addition, future acquisitions could result in our assuming more long-term liabilities relative to the value of the acquired assets than we have assumed in our previous acquisitions.

We depend on a limited number of customers for a large portion of our net sales.

A limited number of customers account for a large percentage of our net sales, as described in Item 1 “Business” above. The loss of, or a substantial decrease in the volume of, purchases by Walmart, Clorox or any of our other top customers would harm our sales and profitability. In addition, an adverse change in the terms of our dealings with, or in the financial wherewithal or viability of, one or more of our significant customers could harm our business, financial condition and results of operations.

We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that the percentage of net sales represented by these customers may increase. As a result, changes in the strategies of our largest customers may reduce our net sales. These strategic changes may include a reduction in the number of brands they carry or a shift of shelf space to private label products or increased use of global or centralized procurement initiatives. In addition, our business is based primarily upon individual sales orders placed by customers rather than contracts with a fixed duration. Accordingly, most of our customers could reduce their purchasing levels or cease buying products from us on relatively short notice. While we do have long-term contracts with certain of our customers, including Clorox, even these agreements are subject to termination in certain circumstances. In addition, the degree of profit margin contribution of our significant customers varies. If a significant customer with a more favorable profit margin was to terminate its relationship with us or shift its mix of product purchases to lower-margin products, it would have a disproportionately adverse impact on our results of operations.

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

Increases in energy and other commodity prices would increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices and surcharges.

If our energy costs increase disproportionately to our net sales, our earnings could be significantly reduced. Increases in our operating costs may reduce our profitability if we are unable to pass all the increases in energy and other commodity prices on to our customers through price increases or surcharges. Sustained price increases or surcharges in turn may lead to declines in volume, and while we seek to project tradeoffs between price increases and surcharges, on the one hand, and volume, on the other, there can be no assurance that our projections will prove to be accurate.

We are subject to volatility in the price and availability of natural gas, as well as other sources of energy. In the past, we have endeavored to reallocate a portion of our energy needs among different sources of energy due to seasonal supply limitations and the higher cost of one particular fuel relative to other fuels; however, there can be no assurance that we will be able to effectively reallocate among different fuels in the future. From time to time, we may use forward purchase contracts or financial instruments to hedge the volatility of a portion of our energy costs. The success or failure of any such hedging transactions depends on a number of factors, including our ability to anticipate and manage volatility in energy prices, the general demand for fuel by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world.

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

Our business could be negatively affected by supply and logistics disruptions.

Supply and logistics disruptions could adversely affect our ability to manufacture, package or transport our products. Some of our products require raw materials that are provided by a limited number of suppliers, or are demanded by other industries or are simply not available at times. In addition, an increase in truck or ocean freight costs may reduce our profitability if we are unable to pass such increases on to our customers through price increases or surcharges.

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

We are subject to a variety of federal, state, local and foreign laws and regulatory requirements relating to the environment and to health and safety matters. For example, our mining operations are subject to extensive governmental regulation on matters such as permitting and licensing requirements, workplace safety, plant and wildlife protection, wetlands protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, and the effects that mining has on groundwater quality and availability. We believe we have obtained all material permits and licenses required to conduct our present operations. We will, however, need additional permits and renewals of permits in the future.

The expense, liabilities and requirements associated with environmental, health and safety laws and regulations are costly and time-consuming and may delay commencement or continuation of exploration, mining or manufacturing operations. We have incurred, and will continue to incur, significant capital and operating expenditures and other costs in complying with environmental, health and safety laws and regulations. In recent years, regulation of environmental, health and safety matters has grown increasingly stringent, a trend that we expect will continue. Substantial penalties may be imposed if we violate certain of these laws and regulations even if the violation was inadvertent or unintentional. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and administrative, civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting our operations. Under the “joint and several” liability principle of certain environmental laws, we may be held liable for all remediation costs at a particular site and the amount of that liability could be material. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our existing reserves or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. There can be no assurance that future events, including changes in any environmental requirements and the costs associated with complying with such requirements, will not have a material adverse effect on us.

Government regulation imposes significant costs on us, and future regulatory changes (or related customer responses to regulatory changes) could increase those costs or limit our ability to produce and sell our products.

In addition to the regulatory matters described above, our operations are subject to various federal, state, local and foreign laws and regulations relating to the manufacture, packaging, labeling, content, storage, distribution and advertising of our products and the conduct of our business operations. For example, in the United States, many of our products are regulated by the Food and Drug Administration, the Consumer Product Safety Commission and the Environmental Protection Agency and our product claims and advertising are regulated by the Federal Trade Commission. Most states have agencies that regulate in parallel to these federal agencies. In addition, our international sales and operations are subject to regulation in each of the foreign jurisdictions in which we manufacture, distribute or sell our products. There is increasing federal and state regulation with respect to the content, labeling, use, and disposal after use of various products we sell. Throughout the world, but particularly in the European Union, there is also increasing government scrutiny and regulation of the food chain and products entering or affecting the food chain.

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

Most of our principal raw materials are sorbent minerals mined by us or independent contractors on land that we own or lease. While our mining operations are conducted in surface mines, which do not present many of the risks associated with deep underground mining, our mining operations are nevertheless subject to many conditions beyond our control. Our mining operations are affected by weather and natural disasters, such as heavy rains and flooding, equipment failures and other unexpected maintenance problems, variations in the amount of rock and soil overlying our reserves, variations in geological conditions, fires and other accidents, fluctuations in the price or availability of supplies and other matters. Any of these risks could result in significant damage to our mining properties or processing facilities, personal injury to our employees, environmental damage, delays in mining or processing, losses or possible legal liability. We cannot predict whether or the extent to which we will suffer the impact of these and other conditions in the future.

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

The loss of any key member of our senior management team may impede the implementation of our business plans in a timely manner.

The execution of our business plans depends in part upon the continued service of our senior management team, who possess unique and extensive industry knowledge and experience. The loss or other unavailability of one or more of the key members of our senior management team could adversely impact our ability to manage our operations effectively and/or pursue our business strategy. No company-owned life insurance coverage has been obtained on these team members.

We face risks as a result of our international sales and business operations.

We derived approximately 20% of our net sales from sales outside of the United States in the fiscal year ended July 31, 2012. Our ability to sell our products and conduct our operations outside of the United States is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products or disrupt our operations in these markets, particularly when local political and economic conditions are unstable. In addition, international sales and operations are subject to currency exchange fluctuations, fund transfer restrictions and import/export duties, and international operations are subject to foreign regulatory requirements and issues, including with respect to environmental matters. Any of these matters could result in sudden, and potentially prolonged, changes in demand for our products. Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country’s legal system.

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

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting and obtain an opinion from our independent registered public accounting firm on our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2012 and we obtained from our independent registered public accounting firm an unqualified opinion on our internal control over financial reporting; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

Risks Related to Our Common Stock

Our principal stockholders have the ability to control matters requiring a stockholder vote and could delay, deter or prevent a change in control of our company.

Under our Certificate of Incorporation, the holders of our Common Stock are entitled to one vote per share and the holders of our Class B Stock are entitled to ten votes per share; the two classes generally vote together without regard to class (except that any amendment to our Certificate of Incorporation changing the number of authorized shares or adversely affecting the rights of Common Stock or Class B Stock requires the separate approval of the class so affected as well as the approval of both classes voting together). As a result, the holders of our Class B Stock exert control over us and thus limit the ability of other stockholders to influence corporate matters. Beneficial ownership of Common Stock and Class B Stock by Jaffee Investment Partnership, L.P. and its affiliates (including Richard M. Jaffee, our Chairman, and Daniel S. Jaffee, his son and our President and Chief Executive Officer) provides them with the ability to control the election of our Board of Directors and the outcome of most matters requiring the approval of our stockholders, including the amendment of certain provisions of our Certificate of Incorporation and By-Laws, the approval of any equity-based employee compensation plans and the approval of fundamental corporate transactions, including mergers and substantial asset sales. Through their concentration of voting power, our principal stockholders may be able to delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders.

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

We are a “controlled company” under the New York Stock Exchange Corporate Governance Standards. As a controlled company, we may rely on exemptions from certain NYSE corporate governance requirements that otherwise would be applicable, including the requirements:

•	that a majority of the board of directors consists of independent directors;

•	that we have a nominating and governance committee comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	that we have a compensation committee comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that we conduct an annual performance evaluation of the nominating and corporate governance and compensation committees.

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

In recent periods, there has been volatility in the market price for our Common Stock. Furthermore, the market price of our Common Stock could fluctuate substantially in the future in response to a number of factors, including the following:

•	fluctuations in our quarterly operating results or the operating results of our competitors;

•	changes in general conditions in the economy, the financial markets, or the industries in which we operate;

•	announcements of significant acquisitions, strategic alliances or joint ventures by us, our customers or our competitors;

•	introduction of new products or services;

•	increases in the price of energy sources and other raw materials; and

•	other developments affecting us, our industries, customers or competitors.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Real Property Holdings and Mineral Reserves

	Land Owned	Land Leased	Land Unpatented Claims	Total	Estimated Proven Reserves	Estimated Probable Reserves	Total
	(acres)				(000's of tons)
California	795	—	1,030	1,825	4,633	11,226	15,859
Georgia	3,707	1,840	—	5,547	37,384	26,507	63,891
Illinois	82	598	—	680	3,614	—	3,614
Mississippi	2,156	999	—	3,155	80,197	94,523	174,720
Nevada	535	—	—	535	23,316	2,976	26,292
Oregon	340	—	—	340	—	25	25
Tennessee	178	—	—	178	3,000	3,000	6,000
	7,793	3,437	1,030	12,260	152,144	138,257	290,401

The Mississippi, Georgia, Tennessee, Nevada, California and Illinois properties are primarily mineral in nature, except our research and development facility which is included in the Illinois owned land. We mine sorbent minerals primarily consisting of montmorillonite and attapulgite and, to a lesser extent, other clay-like sorbent materials, such as Antelope shale. We employ geologists and mineral specialists who prepared the estimated reserves of these minerals in the table above. See also Item 1 “Business” above for further information about our reserves. The locations in the table above collectively produced approximately 824,000 tons in fiscal 2012, 844,000 tons in fiscal 2011 and 863,000 tons in fiscal 2010. Parcels of such land are also sites of manufacturing facilities operated by us. We own approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing and packaging facility for our Canadian subsidiary.

MINING PROPERTIES

Our mining operations are conducted on land that we own or lease. The Georgia, Illinois and Mississippi mining leases generally require that we pay a minimum monthly rental to continue the lease term. The rental payments are generally applied against a stated royalty related to the number of unprocessed, or in some cases processed, tons of minerals extracted from the leased property. Many of our mining leases have no stated expiration dates. Some of our leases, however, do have expiration dates ranging from 2014 to 2097. We would not experience a material adverse effect from the expiration or termination of any of these leases. We have a variety of access arrangements, some of which are styled as leases, for manufacturing at facilities that are not contiguous with the related mines. We would not experience a material adverse effect from the expiration or termination of any of these arrangements. See also Item 1 “Business” above for further information on our reserves.

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

Packaging

Once the clay has been dried to the desired level it will be sized and packaged. Our products have package sizes ranging from bags, boxes and jugs of cat litter to railcars of agricultural products. We also package some of our products into bulk (approximately one ton) bags or into bulk trucks. The size and delivery configuration of our finished products is determined by customer requirements.

FACILITIES

We operate clay manufacturing and non-clay production facilities on property owned or leased by us as shown on the map below:

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

We have no mortgages on the real property we own. The lease for the Bentonville, Arkansas office expires in 2013. The leases for the Alpharetta, Georgia facility and the Chicago, Illinois corporate office space expire in 2018. The lease for the Wisbech, United Kingdom facility expires in 2032. The lease for the Coppet, Switzerland office is on a year-to-year basis. We consider that our properties are generally in good condition, well maintained and suitable and adequate to carry on our business.

ITEM 3 – LEGAL PROCEEDINGS

We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business. While it is not possible at this time to determine with certainty the ultimate outcome of these lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business or financial condition.

ITEM 4 – MINE SAFETY DISCLOSURE

Our mining operations are subject to regulation by the Mine Safety and Health Administration under authority of the Federal Mine Safety and Health Act of 1977, as amended. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol ODC. There is no established trading market for our Class B Stock. There are no shares of Class A Common Stock currently outstanding. See Note 7 of the Notes to the Consolidated Financial Statements for a description of our Common Stock, Class B Stock and Class A Common Stock. The number of holders of record of Common Stock and Class B Stock on September 28, 2012 were 641 and 29, respectively, as reported by our transfer agent. In the last three years, we have not sold any securities which were not registered under the Securities Act of 1933.

 The following table sets forth, for the periods indicated, the high and low sales price for our Common Stock listed on the NYSE and dividends per share declared on our Common Stock and Class B Stock.

	Common Stock Price Range		Cash Dividends Per Share
	Low	High	Common Stock	Class B Common Stock
Fiscal 2012:
First Quarter	$16.87	$21.00	$0.1700	$0.1275
Second Quarter	19.00	21.61	0.1700	0.1275
Third Quarter	19.39	22.44	0.1700	0.1275
Fourth Quarter	18.29	22.39	0.1800	0.1350
Total			$0.6900	$0.5175

Fiscal 2011:
First Quarter	$18.73	$22.20	$0.1600	$0.1200
Second Quarter	18.81	23.00	0.1600	0.1200
Third Quarter	18.74	22.17	0.1600	0.1200
Fourth Quarter	19.11	22.39	0.1700	0.1275
Total			$0.6500	$0.4875

     Dividends. Our Board of Directors determines the timing and amount of any dividends. Our Board of Directors may change its dividend practice at any time. The declaration and payment of future dividends, if any, will depend upon, among other things, our future earnings, capital requirements, financial condition, legal requirements, contractual restrictions and other factors that our Board of Directors deems relevant. Our 1998 Note Agreement with Prudential Financial, our Credit Agreement with Harris N.A. and our 2005 Note Agreement with The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company require that certain minimum net worth and tangible net worth levels are to be maintained. To the extent that these balances are not attained, our ability to pay dividends may be impaired. See Note 4 of the Notes to the Consolidated Financial Statements for further information about our note agreements.

     Issuer Repurchase of Equity Securities. On March 10, 2010, our Board of Directors authorized the repurchase of 250,000 shares of Common Stock. All shares under this authorization have been repurchased. Additional repurchases of 250,000 shares each were authorized by our Board of Directors on March 11, 2011 and June 14, 2012. These authorizations do not have a stated expiration date. As of July 31, 2012, a total of 320,450 shares of Common Stock may yet be repurchased under these authorizations. We do not have any current authorization from our Board of Directors to repurchase shares of Class B Stock.

The following chart summarizes our Common Stock purchases during the three months ended July 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES [1]
	(a)	(b)	(c)	(d)
For the Three Months Ended July 31, 2012	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]

May, 1 2012 to May 31, 2012	161,838	$20.84	161,838	89,229

June 1, 2012 to June 30, 2012	9,675	$20.50	9,675	329,554

July 1, 2012 to July 31, 2012	9,104	$21.46	9,104	320,450

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. We did not repurchase any shares of our Class B Stock during the period in question, and no shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Note 7 of Notes to the Consolidated Financial Statements.

2 The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under our Board of Director authorizations described above.

Equity Compensation Plan Information. The following table presents information about compensation plans under which our equity securities are authorized for issuance. See Note 8 of the Notes to the Consolidated Financial Statements for further information about these stock-based compensation plans.

Equity Compensation Plan Information As Of
July 31, 2012
	Number of securities to be issued upon exercise of outstanding options (in thousands)	Weighted-average exercise price of outstanding options	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	134	$11.78	623
Equity compensation plans not approved by stockholders	13	$13.07	—

PERFORMANCE GRAPH

The following graph shows the annual cumulative total stockholders’ return for the five years ending July 31, 2012 on an assumed investment of $100 on July 31, 2007 in our Common Stock, the Russell Microcap Index and the Russell 2000-Material and Processing Economic Sector Index. Our Common Stock is included in the Russell Microcap Index and we consider the Russell 2000-Material and Processing Economic Sector Index to be our peer group. The graph assumes all dividends were reinvested. The historical stock price performance of our Common Stock is not necessarily indicative of future stock performance.

Comparative Five-Year Total Returns
Oil-Dri Corporation of America, Russell Microcap Index , Russell 2000-Materials & Processing Index
(Performance results through July 31, 2012)

		2007	2008	2009	2010	2011	2012
ODC	☐	$100.00	$106.20	$100.41	$144.55	$141.02	$154.69
Russell Microcap	r	$100.00	$83.89	$66.50	$77.09	$93.98	$94.78
Russell 2000-Materials & Processing	∏	$100.00	$101.48	$73.72	$90.84	$118.19	$110.94

This performance graph and accompanying disclosure is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

ITEM 6 – SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF FINANCIAL DATA
(IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
	Fiscal Year Ended July 31,
	2012	2011	2010	2009	2008
Summary of Operations
Net Sales	$240,681	$226,755	$219,050	$236,245	$232,359
Cost of Sales (1)	(181,676)	(176,715)	(169,362)	(186,861)	(186,289)
Gross Profit	59,005	50,040	49,688	49,384	46,070
Selling, General and Administrative Expenses	(47,303)	(36,331)	(36,139)	(34,801)	(33,340)
Capacity Rationalization Charges (2)	(1,623)	—	—	—	—
Income from Operations	10,079	13,709	13,549	14,583	12,730
Other Income (Expense)
Interest Income	31	61	126	365	1,070
Interest Expense	(2,060)	(2,053)	(1,345)	(1,910)	(2,189)
Foreign Exchange (Losses) Gains	(196)	(22)	(213)	(324)	165
Other, Net	507	446	697	595	399
Total Other Expense, Net	(1,718)	(1,568)	(735)	(1,274)	(555)
Income before Income Taxes	8,361	12,141	12,814	13,309	12,175
Income Taxes	(2,263)	(3,090)	(3,356)	(3,723)	(3,136)
Net Income	$6,098	$9,051	$9,458	$9,586	$9,039
Average Shares Outstanding
Diluted (3)	7,062	7,103	7,275	7,200	7,152
Net Income per Share
Basic Common (3)	$0.92	$1.36	$1.42	$1.46	$1.39
Basic Class B Common (3)	$0.70	$1.06	$1.07	$1.09	$1.04
Diluted (3)	$0.85	$1.26	$1.30	$1.33	$1.25
Important Highlights
Total Assets	$174,267	$173,393	$153,982	$149,261	$148,988
Long-Term Debt	$25,900	$29,700	$14,800	$18,300	$21,500
Working Capital	$66,080	$65,336	$48,398	$49,949	$52,550
Working Capital Ratio	3.3	3.5	2.7	3.1	2.7
Book Value per Share	$12.19	$13.63	$12.77	$12.76	$12.66
Dividends Declared	$4,511	$4,305	$4,041	$3,759	$3,463
Dividends Declared per Common Share	$0.6900	$0.6500	$0.6100	$0.5700	$0.5300
Dividends Declared per Class B Common Share	$0.5175	$0.4875	$0.4575	$0.4275	$0.3975
Capital Expenditures	$6,960	$13,806	$10,413	$15,253	$7,302
Depreciation and Amortization	$9,272	$8,473	$7,371	$7,406	$7,455
Net Income as a Percent of Net Sales	2.5%	4.0%	4.3%	4.1%	3.9%
Return on Average Stockholders' Equity	6.8%	9.7%	10.5%	10.8%	10.3%
Gross Profit as a Percent of Net Sales	24.5%	22.1%	22.7%	20.9%	19.8%
Operating Expenses as a Percent of Net Sales	20.3%	16.0%	16.5%	14.7%	14.3%

(1) In fiscal year 2008, cost of sales was reduced by pre-tax net proceeds of $831,000 from the sale of emission reduction credits to unaffiliated third parties.

(2) In fiscal year 2012, one-time charges were incurred for the relocation of production of our industrial floor absorbent and cat litter products from our facility located in Mounds, Illinois to our plants located in Mississippi. See Note 2 of the Notes to the Consolidated Financial Statements for further information about the production relocation charge.

(3) In fiscal year 2010, we adopted guidance under Accounting Standards Codification Topic (“ASC”) 260, Earnings Per Share, which required our unvested restricted stock awards to be considered participating securities and to be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, we were required to retrospectively adjust earnings per share data to conform to this standard. Accordingly, we have restated diluted average shares outstanding and net income per share for all prior periods presented.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the Consolidated Financial Statements and the related notes included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include those discussed under “Forward-Looking Statements” and in Item 1A “Risk Factors” in this Annual Report on Form 10-K.

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals, primarily consisting of montmorillonite and attapulgite and, to a lesser extent, other clay-like sorbent materials, such as Antelope shale. Our principal products include cat litter, industrial and automotive floor absorbents, fluids purification and filtration bleaching clays, agricultural and horticultural chemical carriers, animal health and nutrition products and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: Retail and Wholesale Products Group and Business to Business Products Group. Each operating segment is discussed individually below. Additional detailed descriptions of the operating segments are included in Item 1 “Business” above. Beginning in fiscal 2011, our sports field products were moved to the Retail and Wholesale Products Group to reflect a change in management organization intended to better serve our customers. Prior year segment information has been restated to reflect this change.

Our fiscal 2012 operating results reflect increased net sales in several markets; however, certain events resulted in one-time charges that negatively impacted earnings. Consolidated net sales for the year ended July 31, 2012 were $240,681,000, a 6% increase from net sales of $226,755,000 in fiscal 2011. Net sales increased in both our Retail and Wholesale Products and Business to Business Products operating segments. Consolidated net income was $6,098,000, or $0.85 per diluted share, for the year ended July 31, 2012, a 33% decrease from net income of $9,051,000, or $1.26 per diluted share, for the year ended July 31, 2011. Throughout fiscal 2012, promotional expenditures were substantial for our Cat's Pride Fresh & Light products, which were launched in the fourth quarter of fiscal 2011. We incurred a one-time charge in our fourth quarter to relocate the manufacturing of specific products from our plant located in Illinois to our plants located in Mississippi in order to improve production efficiencies. See Note 2 of the Notes to the Consolidated Financial Statements for further information about the production relocation charge. In addition, during fiscal 2012 we experienced certain cost increases to produce, package and transport our products, which more than offset the lower cost of fuel used in our manufacturing processes. We expect transportation cost increases to continue due to recent trends and regulations in the freight industry. We also continued to invest in our capital assets and maintained a strong consolidated balance sheet during fiscal 2012.

RESULTS OF OPERATIONS
FISCAL 2012 COMPARED TO FISCAL 2011

Consolidated net sales for the year ended July 31, 2012 were $240,681,000, a 6% increase from net sales of $226,755,000 in fiscal 2011. Net sales increased for both our Business to Business Products Group and our Retail and Wholesale Products Group due to increased net selling prices and a favorable product sales mix, defined as a greater proportion of sales from higher priced products. Our Business to Business Products Group also benefited from an increase in tons sold. Consolidated net income for fiscal 2012 was $6,098,000, a 33% decrease from net income of $9,051,000 in fiscal 2011. The decline in net income was driven primarily by increased advertising expenditures in the Retail and Wholesale Products Group and a one-time charge to relocate our industrial floor absorbent and cat litter products from our facility located in Mounds, Illinois to our plants located in Mississippi. In addition, during fiscal 2012 we experienced higher freight, packaging and material costs for both operating segments and higher non-fuel manufacturing costs, which outweighed the benefit of lower cost for fuel used in our manufacturing processes. Segment operating income increased for the the Business to Business Products Group and decreased for the Retail and Wholesale Products Group as discussed below.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for fiscal 2012 were $85,456,000, an increase of $10,977,000, or 15%, from net sales of $74,479,000 in fiscal 2011. The increase in net sales was attributed to a 3% increase in tons sold, a favorable product sales mix and higher net selling prices. Net sales of agricultural and horticultural products, fluid purification products and animal health products all increased, while net sales of co-packaged cat litter decreased. Net sales of agricultural and horticultural products increased approximately 35% due to 15% more tons sold, a favorable product sales mix and higher net selling prices. Sales increased to agricultural chemical carrier formulators. Sales also increased to customers for our engineered granule product in the professional pesticides and agricultural markets. Net sales of fluid purification products increased approximately 13% from fiscal 2011 with a 9% increase in tons sold. Sales in domestic and some export markets improved due to new customers and increased sales to existing customers. Net sales of animal health and nutrition products increased approximately 34% due to a favorable product sales mix and 12% more tons sold. Higher sales of our newer enterosorbent animal health products in foreign markets resulted from improved distribution and new product registration in certain countries. The increased sales of our newer enterosorbent products considerably outweighed a decline in sales of our longer established animal health products. Our co-packaged traditional coarse cat litter net sales decreased 5% due to the continued decline in the coarse cat litter segment of the market.

The Business to Business Products Group’s operating income was $28,643,000 in fiscal 2012, an increase of $9,139,000, or 47%, from operating income of $19,504,000 in fiscal 2011. This increase was driven by the higher net selling prices and favorable product sales mix described above, which was partially offset by higher freight and materials costs per ton. Freight costs increased approximately 8% due primarily to higher diesel fuel prices and other cost increases in the freight industry, which are expected to continue due to recent trends and regulations. Material costs increased approximately 2% due to higher non-fuel manufacturing costs, which exceeded a reduction in the cost of fuel used in our manufacturing processes. See further discussion of manufacturing costs under “Consolidated Results” below. The Business to Business Products Group’s selling, general and administrative expenses in fiscal 2012 were even with fiscal 2011.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for fiscal 2012 were $155,225,000, an increase of $2,949,000, or 2%, from net sales of $152,276,000 in fiscal 2011. The increase in net sales was attributed to a favorable product sales mix and higher net selling prices, which more than offset a 6% decline in tons sold. Net sales increased for our cat litter products, but decreased for our foreign subsidiaries, as described under “Foreign Operations” below. Net sales for our industrial absorbent products were even with the prior year. Cat litter net sales increased approximately 4% due to a favorable product sales mix and higher net selling prices, which outweighed a 7% decrease in tons sold. Branded cat litter net sales increased approximately 26% with 14% more tons sold. Branded cat litter sales improved due primarily to our Cat's Pride Fresh & Light scoopable products, which were introduced in the fourth quarter of fiscal 2011, combined with higher sales of our established Cat's Pride scoopable products. The increase in branded cat litter net sales was partially offset by approximately 16% lower sales of private label cat litter. The decline in private label cat litter sales resulted from the continued decline in the coarse cat litter market, as well as a market trend away from private label cat litter products.

The Retail and Wholesale Products Group’s segment operating income for fiscal 2012 was $2,098,000, a decrease of $8,341,000, or 80%, from operating income of $10,439,000 in fiscal 2011. The decrease was driven primarily by increased advertising costs for our Cat's Pride Fresh & Light cat litter. In addition, the Retail and Wholesale Group’s combined freight, packaging and material costs increased approximately 8% compared to fiscal 2011. Packaging costs increased 15% due to fluctuations in the price of paper and resin. Freight costs increased approximately 10% as a result of higher diesel fuel prices and other cost increases in the freight industry, which we expect to continue due to recent trends and regulations. Material costs increased approximately 4% due primarily to increased purchases of additives, fragrances and other materials for the production of scoopable cat litters. These cost increases more than offset the lower cost of fuel used in our manufacturing processes. See further discussion of manufacturing costs under “Consolidated Results” below.

Selling, general and administrative expenses for the Retail and Wholesale Products Group increased 65% compared to fiscal 2011 due primarily to increased advertising expenditures described above. Advertising and promotions spending in fiscal

2013 is anticipated to be less than in fiscal 2012, but will remain higher than historic levels.

CONSOLIDATED RESULTS

Consolidated gross profit as a percentage of net sales in fiscal 2012 increased to 25% from 22% in fiscal 2011. Gross profit improved because of the higher sales described above, a greater proportion of sales from higher margin products and 25% lower costs for fuel, primarily natural gas, used to operate kilns that dry our clay. Partially offsetting these positive impacts were higher packaging, freight and material costs. The increase in packaging and freight costs are described in the operating segment discussions above. Material costs were negatively impacted by a 6% increase in non-fuel manufacturing cost per ton produced, including depreciation and amortization. The increase in non-fuel manufacturing costs was attributed to higher depreciation expense and increased manufacturing of products that required purchased additives, fragrances and other materials.

Selling, general and administrative expenses as a percentage of net sales were 20% in fiscal 2012, compared to 16% in fiscal 2011. The discussions of each segment's operating income above describes the increased selling, general and administrative expenses that were allocated to the operating segments, including approximately $7,800,000 higher advertising costs in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in fiscal 2012 included a higher estimated annual incentive plan bonus accrual and higher costs for the supplemental employee retirement plan. The incentive bonus expense was based on performance targets that are established for each fiscal year. See Note 9 of the Notes to the Consolidated Financial Statements for additional information about the supplemental employee retirement plan.

Our effective tax rate was 27.1% of pre-tax income in fiscal 2012 compared to 25.5% in fiscal 2011. During fiscal 2012, we generated an additional $955,000 in alternative minimum tax credits (“AMT”) based on the fiscal 2011 tax return as filed. Consistent with AMT credits generated in prior years, we recorded a full valuation allowance against these credits, which increased the fiscal 2012 effective tax rate. This increase was partially offset by a higher deduction for tax mining depletion. See Note 6 of the Notes to the Consolidated Financial Statements for additional information about our income taxes.

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

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for fiscal 2011 were $74,479,000, an increase of $2,488,000, or 3%, from net sales of $71,991,000 in fiscal 2010. A higher average net selling price in fiscal 2011 more than offset a 3% decrease in tons sold compared to fiscal 2010. Net sales of agricultural and horticultural products, fluid purification products and animal health products all increased, while net sales of co-packaged cat litter decreased. Net sales of agricultural and horticultural products increased 19% with approximately 5% more tons sold. Our traditional agricultural chemical carrier products tons sold increased in fiscal 2011 after the downturn in the agricultural chemical carriers market during fiscal 2010. Our new engineered granule product, that was introduced late in fiscal 2010, also provided incremental sales in the professional pesticides and agricultural markets for fiscal 2011. Net sales of fluid purification products increased 5% from fiscal 2010 with a 5% increase in tons sold. Sales in some export and domestic markets improved for fluid purification products used in edible oil and recycled oil processing; however, sales of our products used for biodiesel processing declined. Net sales of animal health and nutrition products rose 1% in fiscal 2011 as a higher average net selling price outweighed a 2% decrease in tons sold. Product registration in new countries, including China, opened additional markets during fiscal 2011; however, sales in certain existing foreign markets were temporarily disrupted during the year due to implementation of new distribution processes. In addition, our co-packaged traditional coarse cat litter net sales decreased 7% as the coarse cat litter market continued to decline as a whole.

The Business to Business Products Group’s operating income was $19,504,000 in fiscal 2011, a decrease of $421,000, or 2%, from operating income of $19,925,000 in fiscal 2010. This decrease was driven by an increase of approximately 8% for combined freight, packaging and material costs. Freight costs increased approximately 20% due primarily to higher diesel fuel prices.  Packaging costs increased 10% due to fluctuations in the price of paper and resin. Material costs increased approximately

4% as higher non-fuel manufacturing costs more than offset the lower cost of fuel used in our manufacturing processes.  See further discussion of manufacturing costs under “Consolidated Results” below. The Business to Business Products Group’s selling, general and administrative expenses in fiscal 2011 were even with fiscal 2010.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for fiscal 2011 were $152,276,000, an increase of $5,217,000, or 4%, from net sales of $147,059,000 in fiscal 2010. The segments's net sales benefited from higher average net selling prices and a greater proportion of sales from higher priced products, which more than offset a 3% decrease in tons sold. Sales increased for both cat litter and industrial absorbent products. These increases outweighed a decrease in sales by our foreign subsidiaries, which is described under “Foreign Operations” below. Cat litter net sales increased approximately 5% due to a higher average net selling price and a greater proportion of sales from higher priced products. Net sales of branded cat litter increased approximately 17% due to more tons sold and lower trade spending. Sales to Walmart increased during fiscal 2011 as our branded scoopable litter was reinstated following the reduction in the number of cat litter brands carried, including ours, in the first quarter of fiscal 2010. We also introduced our new Cat's Pride Fresh & Light product in the fourth quarter of fiscal 2011. Net sales of private label cat litter decreased approximately 4% compared to fiscal 2010 as the coarse cat litter market continued to decline as a whole. Sales of cat litter box liners increased 10% due primarily to increased distribution to existing customers. Net sales of industrial absorbents increased approximately 3% compared to fiscal 2010. The increase in sales was due primarily to selling price increases that outweighed a decline in tons sold.

The Retail and Wholesale Products Group’s segment operating income for fiscal 2011 was $10,439,000, a decrease of $1,230,000, or 11%, from operating income of $11,669,000 in fiscal 2010. This decrease was driven by higher costs, which more than offset the increased net sales described above. The segment's combined freight, packaging and material costs increased approximately 9% compared to fiscal 2010. Freight costs increased approximately 10% due primarily to higher diesel fuel prices. Packaging costs increased 9% due to fluctuations in the price of paper and resin. Material costs increased approximately 7% as higher non-fuel manufacturing costs more than offset the lower cost of fuel used in manufacturing.  See further discussion of manufacturing costs under “Consolidated Results” below. The Retail and Wholesale Products Group’s selling, general and administrative expenses increased 16% compared to fiscal 2010 due primarily to significant spending for new product market research and promotion development.

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

Selling, general and administrative expenses as a percentage of net sales were 16% in fiscal 2011, compared to 17% in fiscal 2010. The discussions of each segment's operating income above describes the increased selling and administrative expenses that were allocated to the operating segments. The remaining unallocated corporate expenses in fiscal 2011 included a lower estimated annual incentive plan bonus accrual. The incentive bonus expense was based on performance targets that are established for each fiscal year. The lower bonus expense was partially offset by higher depreciation expense for computer software and equipment, additional compensation expense related to restricted stock awards and increased spending for research and development.

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

Our effective tax rate was 25.5% of pre-tax income in fiscal 2011 compared to 26.2% in fiscal 2010. The effective tax rate was lower in fiscal 2011 due to the net impact of foreign tax attributes. See Note 6 of the Notes to the Consolidated Financial Statements.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during fiscal 2012 were $11,299,000, a decrease of $1,217,000, or 10%, from net sales of $12,516,000 during fiscal 2011. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales during fiscal year 2012. Net sales declined 14% for our United Kingdom subsidiary and 9% for our Canadian subsidiary. Bleaching earth and industrial absorbents sales by our United Kingdom subsidiary decreased due to a strong competitive and price sensitive marketplace. Both branded and private label cat litter sales for our Canadian subsidiary were lower due to the continued decline in the coarse litter market and increased competition. Industrial product sales for our Canadian subsidiary were relatively flat.

For fiscal 2012, our foreign subsidiaries reported a net loss of $876,000, compared to a net loss of $567,000 in fiscal 2011. The increase in the net loss was due primarily to lower sales, which were partially offset by a reduction in overhead costs at both our Canadian and United Kingdom subsidiaries.

Identifiable assets of our foreign subsidiaries as of July 31, 2012 were $8,702,000 compared to $9,697,000 as of July 31, 2011. The decrease is primarily due to lower accounts receivable.

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

For fiscal 2011, our foreign subsidiaries reported a net loss of $567,000, compared to a net loss of $519,000 in fiscal 2010. The increase in the net loss was due primarily to lower sales and increased costs for freight and purchased materials, which were partially offset by the foreign currency exchange gain described above.

Identifiable assets of our foreign subsidiaries as of July 31, 2011 were $9,697,000 compared to $9,424,000 as of July 31, 2010. The increase is primarily due to higher accounts receivable and cash and cash equivalents, which were partially offset by lower inventories and prepaid taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, purchasing and upgrading real estate, equipment and facilities, investing in infrastructure and potential acquisitions. We have principally used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements. Cash and cash equivalents totaled $27,093,000, $17,885,000 and $18,762,000 at July 31, 2012, 2011 and 2010, respectively.

The following table sets forth certain elements of our Consolidated Statements of Cash Flows (in thousands):

	Fiscal Year Ended
	July 31, 2012	July 31, 2011	July 31, 2010
Net cash provided by operating activities	$23,339	$13,108	$26,216
Net cash used in investing activities	(270)	(23,665)	(7,890)
Net cash (used in) provided by financing activities	(13,889)	9,785	(11,436)
Effect of exchange rate changes on cash and cash equivalents	28	(105)	33
Net increase (decrease) in cash and cash equivalents	$9,208	$(877)	$6,923

Net cash provided by operating activities

Net cash provided by operations was $23,339,000 for fiscal 2012 compared to $13,108,000 for fiscal 2011. The change was due to working capital fluctuations and changes in other accounts. The changes in the primary components of working capital and other accounts that impacted operating cash flows for these years are as follows:

Deferred income taxes were $2,568,000 higher at fiscal year-end 2012 compared to fiscal year-end 2011 due primarily to a higher postretirement benefits liability, benefits from a tax net operating loss and increased accrued expenses, which were partially offset by the impact of higher tax bonus depreciation expense. Deferred income taxes were $3,515,000 lower at fiscal year-end 2011 compared to fiscal year-end 2010 due primarily to lower accrued expenses and higher depreciation and amortization expense. See Notes 5 and 9 of the Notes to the Consolidated Financial Statements for more information regarding income taxes and postretirement benefit plans, respectively. The change in accrued expenses is discussed below.

Accounts receivable, less allowance for doubtful accounts, were $994,000 higher at fiscal year-end 2012 compared to fiscal year-end 2011. The increase was attributed primarily to higher fiscal 2012 fourth quarter sales compared to fiscal 2011 fourth quarter sales. Accounts receivable, less allowance for doubtful accounts, were $2,039,000 higher at fiscal year-end 2011 compared to fiscal year-end 2010. The increase was due primarily to higher fiscal 2011 fourth quarter sales compared to fiscal 2010 fourth quarter sales. The change in both periods is subject to timing of sales and collections and the payment terms provided to various customers.

Inventories were $456,000 higher at fiscal year-end 2012 compared to fiscal year-end 2011. Inventories of additives and fragrances increased to meet production requirements for certain products. Inventories were $3,207,000 higher at fiscal year-end 2011 compared to fiscal year-end 2010. Finished goods and packaging inventories were up at fiscal year-end 2011 due primarily to higher costs. Purchased materials inventories were also up due to cost increases and the mix of products produced.

Prepaid expenses were $1,878,000 lower at fiscal year-end 2012 compared to fiscal year-end 2011 due primarily to a decrease in prepaid income taxes and lower prepaid advertising costs. Prepaid expenses were $2,954,000 higher at fiscal year-end 2011 compared to fiscal year-end 2010 due primarily to an increase in prepaid income taxes and higher prepaid advertising costs.

Other assets were $510,000 higher at fiscal year-end 2012 compared to fiscal year-end 2011. Other assets were $110,000 higher at fiscal year-end 2011 compared to fiscal year-end 2010. The change in other assets for both periods included the effect of currency exchange rate fluctuations on non-cash assets held by our foreign subsidiaries. The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar resulted in an increase in other assets in fiscal 2012 compared to a decrease in fiscal 2011. The change in both years also included increased cash surrender value of life insurance on former key employees. In addition, capitalized costs related to the issuance of new debt contributed to the increase in fiscal 2011.

Accounts payable were $456,000 higher at fiscal year-end 2012 compared to fiscal year-end 2011 due primarily to increased trade accounts payable. Accounts payable were $275,000 higher at fiscal year-end 2011 compared to fiscal year-end 2010 due primarily to an increased trade accounts payable, which was partially offset by lower income taxes payable. See Note 6 of the Notes to the Consolidated Financial Statements for additional information about income taxes. Changes in trade accounts payable in all periods are also subject to normal fluctuations in the timing of payments.

Accrued expenses were $1,622,000 higher at fiscal year-end 2012 compared to fiscal year-end 2011. Accrued expenses for fiscal 2012 were higher for both the discretionary bonus and advertising expenses. This increase was partially offset by lower other accrued operating expenses due to the lower cost of fuel used in our manufacturing processes. Accrued expenses were

$1,384,000 lower at fiscal year-end 2011 compared to fiscal year-end 2010. Accrued expenses included a lower discretionary bonus accrual for fiscal 2011. This decrease was partially offset by increased accrued freight and other accrued operating expenses due to higher freight costs. Changes in accrued expenses in all periods are also subject to normal fluctuations in the timing of payments.

Deferred compensation was $921,000 higher at fiscal year-end 2012 compared to fiscal year-end 2011 and was $378,000 higher at fiscal year-end 2011 compared to fiscal 2010. The change in both years was due to employee deferrals and interest on accumulated deferred compensation balances that exceeded payouts. See Note 10 of the Notes to the Consolidated Financial Statements for more information regarding our deferred compensation plans.

Pension and other postretirement liabilities were $4,730,000 higher at fiscal year-end 2012 compared to fiscal year-end 2011 and were $672,000 higher at fiscal year-end 2011 compared to fiscal year-end 2010. A lower discount rate required for the actuarial calculation of postretirement benefit obligations resulted in a significantly higher liability at fiscal year-end 2012. See Note 9 of the Notes to the Consolidated Financial Statements for more information regarding our postretirement benefit plans.

Net cash used in investing activities

Cash used in investing activities was $270,000 in fiscal 2012 compared to $23,665,000 in fiscal 2011. Dispositions of investment securities were $6,659,000 greater than purchases in fiscal 2012. In fiscal 2011, purchases of investment securities exceeded dispositions by $10,008,000 due to the investment of cash received from the issuance of new debt. Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities. Cash used for capital expenditures of $6,960,000 in fiscal 2012 included a new storage facility and replacement of machinery at our manufacturing facilities. Capital expenditures in fiscal 2011 of $13,806,000 included new product-related projects at our manufacturing facilities, replacement of machinery and land purchases.

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

Net cash (used in) provided by financing activities

Cash used in financing activities was $13,889,000 in fiscal 2012 compared to cash provided by financing activities of $9,785,000 in fiscal 2011. Cash used to purchase treasury stock was $6,247,000 and $2,474,000 in fiscal 2012 and 2011, respectively. Payments on long-term debt in fiscal 2012 were $3,600,000 compared to $3,500,000 in fiscal 2011. Dividend payments during fiscal 2012 of $4,486,000 were higher than the $4,218,000 paid during fiscal 2011 due to a dividend rate increase. Proceeds from issuance of Common Stock and treasury stock related to stock option exercises were $352,000 and $1,135,000 in fiscal 2012 and 2011, respectively. Issuance of new debt during fiscal 2011 provided $18,500,000 in additional cash.

Cash provided by financing activities was $9,785,000 in fiscal 2011 compared to cash used in financing activities of $11,436,000 in fiscal 2010. Issuance of new debt during fiscal 2011 provided $18,500,000 in additional cash. Payments on long-term debt in fiscal 2011 were $3,500,000 compared to $3,200,000 in fiscal 2010. Dividend payments during fiscal 2011 of $4,218,000 were higher than the $3,992,000 paid during fiscal 2010 due to a dividend rate increase. Cash used to purchase treasury stock was $2,474,000 and $5,988,000 in fiscal 2011 and 2010, respectively. Proceeds from issuance of Common Stock and treasury stock related to stock option exercises were $1,135,000 and $1,361,000 in fiscal 2011 and 2010, respectively.

Other

Total cash and investment balances held by our foreign subsidiaries at July 31, 2012, 2011 and 2010 were $1,847,000, $1,904,000 and $1,773,000, respectively. Cash and investment balances fluctuated due to normal business operations.

We have a $15,000,000 unsecured revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”) which will expire December 31, 2014. The credit agreement provides that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. The credit agreement also allows us to obtain foreign letters of credit when necessary. At July 31, 2012, the variable rates would have been 3.25% for BMO Harris’ prime-based rate or 2.32% for LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2012 and 2011, there were no outstanding borrowings under this credit facility and we were in compliance with its covenants.

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

We believe that cash flow from operations, availability under our current revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations for at least the next 12 months. We expect cash requirements for capital expenditures in fiscal 2013 to be higher than in fiscal 2012 due to projects at our manufacturing facilities; however, we expect the increase in capital expenditures to be more than offset by a reduction in spending for advertising, as described in “Results of Operations Fiscal 2012 Compared To Fiscal 2011” above. Our capital requirements are subject to change as business conditions warrant and opportunities arise. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including the current credit agreement and any successor agreements, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Our capital requirements are subject to change as business conditions warrant and opportunities arise. The following tables summarize our significant contractual obligations and commercial commitments at July 31, 2012 and the effect such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$29,700,000	$3,800,000	$7,000,000	$6,567,000	$12,333,000
Interest on Long-Term Debt	5,479,000	1,334,000	1,925,000	1,238,000	982,000
Operating Leases	8,445,000	1,812,000	2,946,000	2,292,000	1,395,000
Total Contractual Cash Obligations	$43,624,000	$6,946,000	$11,871,000	$10,097,000	$14,710,000

In the third quarter of fiscal 2012, we made a contribution of approximately $1,068,000 to our defined benefit pension plan. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below for certain information regarding the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$25,855,000	$25,855,000	$—	$—	$—

The obligations above are open purchase orders primarily for packaging and other ingredients used in our products. The expected timing of payments of these obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities. As of July 31, 2012 we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Trade Receivables. We recognize trade receivables when the risk of loss and title pass to the customer. We record an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts and analysis of specific accounts. A customer account is determined to be uncollectible when we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We believe our allowance for doubtful accounts is reasonable; however, the unanticipated default by a customer with a material trade receivable could occur. We recorded an allowance for doubtful accounts of $626,000 and $607,000 at July 31, 2012 and 2011, respectively.

Inventories. We value inventories at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales divisions to ensure that both historical issues and new market trends are considered. The obsolescence reserve not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at July 31, 2012 and 2011 were $281,000 and $326,000, respectively.

Reclamation. During the normal course of our mining process we remove overburden and perform on-going reclamation activities. As overburden is removed from a pit, it is hauled to a previously mined pit and used to refill older sites. This process allows us to continuously reclaim older pits and dispose of overburden simultaneously, therefore minimizing the liability of the reclamation process.

On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. As of July 31, 2012 and 2011, we have recorded an estimated net reclamation asset of $619,000 and $495,000, respectively, and a corresponding estimated reclamation liability of $1,269,000 and $1,114,000, respectively. These values represent the discounted present value of the estimated future mining reclamation costs at the production plants. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge, once again over the estimated useful lives of the mines.

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

Impairment of goodwill, trademarks and other intangible assets. We review carrying values of goodwill, trademarks and other indefinite lived intangible assets periodically for possible impairment in accordance ASC 350, Intangibles – Goodwill and Other. Our impairment review is based on a discounted cash flow approach that requires significant judgment with respect to volume, revenue, expense growth rates and the selection of an appropriate discount rate. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the first quarter of the fiscal year and when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. We use judgment in assessing whether assets may have become impaired. Our analysis in the first quarter of fiscal 2012 did not indicate any impairment. We continue to monitor events, circumstances or changes in the business that might imply a reduction in value and might lead to impairment.

Trade Promotions. We routinely commit to one-time or ongoing trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience with trade spending patterns and that of the industry, current trends and forecasted data. While we believe our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations. We have accrued liabilities at the end of each period for the estimated trade spending programs. We recorded liabilities of $2,979,000 and $2,259,000 for trade promotions at July 31, 2012 and 2011, respectively.

Stock-Based Compensation. We account for stock options and restricted stock issued under our long term incentive plans in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires the determination of the fair value of stock-based compensation at the grant date and the recognition in the financial statements of the related compensation expense over the appropriate vesting period. The fair value of stock options was estimated on the grant date using the Black-Scholes Option Pricing Method. This method requires management to make certain estimates, including estimating the expected term of stock options, expected volatility of our stock and expected dividends. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. It could have a material effect on our Consolidated Financial Statements if actual results differ significantly from these estimates or different key assumptions were used. We recognized stock-based compensation expense of $523,000 in fiscal 2012 and $478,000 in fiscal 2011, net of related tax effect. These amounts include expense related to both stock option grants and restricted stock awards.

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

We determine our current and deferred taxes in accordance with ASC 740, Income Taxes. The tax effect of the expected reversal of tax differences is recorded at rates currently enacted for each jurisdiction in which we operate. To the extent that temporary differences will result in future tax benefit, we must estimate the timing of their reversal and whether taxable operating income in future periods will be sufficient to fully recognize any deferred tax assets. We maintain valuation allowances where it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the income tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings and other factors that could affect the realization of deferred tax assets. We recorded valuation allowances for income taxes of $4,061,000 and $3,106,000 at July 31, 2012 and 2011, respectively. The valuation allowance at July 31, 2012 has been established for the full amount of the deferred tax benefit related to our alternative minimum tax credit carryforwards since we believe it is more likely than not that the benefit of these credits will not be realized.

In addition to valuation allowances, we provide for uncertain tax positions when such tax positions do not meet certain recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. Our liability for unrecognized tax benefits based on tax positions related to the current and prior fiscal years were $273,000 at both July 31, 2012 and 2011. See Note 6 of the Notes to the Consolidated Financial Statements for further discussion.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In the first quarter of fiscal 2012, we adopted the Financial Accounting Standards Board (“FASB”) issued guidance under ASC 820, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. This guidance requires new disclosures related to Level 3 fair value measurements; however, no new disclosures were required during fiscal 2012 since we have no financial assets or liabilities with this fair value classification.

In the third quarter of fiscal 2012, we adopted FASB guidance issued under ASC 820, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In accordance with the new requirements, we provided enhanced disclosure about the measurement of the estimated fair value of debt. There was no impact on our Consolidated Financial Statements as a result of adopting this new guidance.

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

In September 2011, the FASB issued guidance under ASC 350, Testing Goodwill for Impairment, that provides the option to first assess qualitative factors to determine if the annual two-step test of goodwill for impairment must be performed. If, based on the qualitative assessment of events or circumstances, an entity determines it is not more likely than not that the goodwill fair value is less than its carrying amount, then it is not necessary to perform the two-step impairment test. However, if an entity concludes otherwise, then the two-step impairment test must be performed to identify potential impairment and to measure the amount of goodwill impairment, if any. We will consider the option provided in this guidance for our annual goodwill impairment testing for our 2013 fiscal year and believe there will be no material impact on our Consolidated Financial Statements.

In July 2012, the FASB issued guidance under ASC 350, Testing Indefinite-Lived Intangible Assets for Impairment, that provides the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the second, quantitative impairment test. If, based on the qualitative assessment of events or circumstances, an entity determines it is not more likely than not that the indefinite-lived intangible asset's fair value is less than its carrying amount, then it is not necessary to perform the quantitative impairment test. However, if an entity concludes otherwise, then the quantitative impairment test must also be performed to identify and measure any potential impairment amount. We are currently evaluating the impact this guidance will have on our annual indefinite-lived intangible asset impairment testing for our fiscal year 2014 beginning August 1, 2013.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We believe that the market risk arising from holdings of our financial instruments is not material.

We are exposed to foreign currency fluctuation risk, primarily U.S. Dollar/British Pound, U.S. Dollar/Euro and U.S. Dollar/Canadian Dollar, as it relates to certain accounts receivables and to our foreign operations. We are subject to translation exposure of our foreign subsidiaries’ financial statements. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated net sales or net income. In addition, a small portion of our consolidated accounts receivable are denominated in foreign currencies. During fiscal 2012, we entered into two derivative contracts to reduce exposure to fluctuations in the exchange rate of the Euro compared to the U.S. Dollar. These contracts expired prior to July 31, 2012 and no transactions were executed per the contractual terms because exchange rates did not fluctuate outside the stated levels. We believe that the overall foreign currency fluctuation risk is immaterial to our Consolidated Financial Statements.

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

We are exposed to commodity price risk with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. Natural gas prices have remained relatively stable over the past twelve months; therefore, as of July 31, 2012, we have purchased no natural gas contracts for our planned kiln fuel needs for fiscal 2013. We continue to purchase natural gas at spot rates on a month to month basis.

Please also see Item 1A “Risk Factors” above for a discussion of these and other risks and uncertainties we face in our business.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	July 31,
	2012	2011
ASSETS	(in thousands of dollars)
Current Assets
Cash and cash equivalents	$27,093	$17,885
Investment in short-term securities	9,163	15,837
Accounts receivable, less allowance of $626 and $607 in 2012 and 2011, respectively	30,225	29,217
Inventories	19,673	19,230
Deferred income taxes	2,611	1,193
Prepaid repairs expense	3,549	3,782
Prepaid expenses and other assets	2,888	4,672
Total Current Assets	95,202	91,816
Property, Plant and Equipment
Buildings and leasehold improvements	28,338	27,642
Machinery and equipment	109,181	115,978
Office furniture and equipment	9,720	9,993
Vehicles	10,621	10,570
Gross depreciable assets	157,860	164,183
Less accumulated depreciation and amortization	(112,254)	(121,251)
Net depreciable assets	45,606	42,932
Construction in progress	2,572	8,949
Land	16,275	16,147
Total Property, Plant and Equipment, Net	64,453	68,028
Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of $409 and $381 in 2012 and 2011, respectively	576	589
Debt issuance costs, net of accumulated amortization of $380 and $333 in 2012 and 2011, respectively	385	463
Licensing agreements and non-compete agreements, net of accumulated amortization of $1,611 and $1,361 in 2012 and 2011, respectively	627	878
Deferred income taxes	3,224	2,107
Other	4,638	4,350
Total Other Assets	14,612	13,549
Total Assets	$174,267	$173,393

The accompanying notes are an integral part of the Consolidated Financial Statements.

	July 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY	(in thousands of dollars)
Current Liabilities
Current maturities of notes payable	$3,800	$3,600
Accounts payable	6,700	6,369
Dividends payable	1,154	1,129
Accrued expenses
Salaries, wages and commissions	6,201	4,143
Trade promotions and advertising	3,302	2,270
Freight	2,585	2,135
Other	5,380	6,834
Total Current Liabilities	29,122	26,480
Noncurrent Liabilities
Notes payable	25,900	29,700
Deferred compensation	8,117	7,196
Pension and postretirement benefits	24,241	13,235
Other	1,579	1,484
Total Noncurrent Liabilities	59,837	51,615
Total Liabilities	88,959	78,095

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,786,241 shares in 2012 and 7,750,324 shares in 2011	779	775
Class B Stock, par value $.10 per share, issued 2,374,859 shares in 2012 and 2,372,859 shares in 2011	237	237
Additional paid-in capital	29,759	29,213
Restricted unearned stock compensation	(2,214)	(2,446)
Retained earnings	122,901	121,388
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	72	71
Pension and postretirement benefits	(11,591)	(5,315)
Cumulative translation adjustment	573	799
Less treasury stock, at cost (2,911,564 Common and 324,741 Class B shares in 2012 and 2,642,387 Common and 324,741 Class B shares in 2011)	(55,208)	(49,424)
Total Stockholders’ Equity	85,308	95,298

Total Liabilities and Stockholders’ Equity	$174,267	$173,393

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2012	2011	2010
	(in thousands, except for per share data)

Net Sales	$240,681	$226,755	$219,050
Cost of Sales	(181,676)	(176,715)	(169,362)
Gross Profit	59,005	50,040	49,688
Selling, General and Administrative Expenses	(47,303)	(36,331)	(36,139)
Capacity Rationalization Charges	(1,623)	—	—
Income from Operations	10,079	13,709	13,549
Other Income (Expense)
Interest income	31	61	126
Interest expense	(2,060)	(2,053)	(1,345)
Foreign exchange loss	(196)	(22)	(213)
Other, net	507	446	697
Total Other Expense, Net	(1,718)	(1,568)	(735)
Income Before Income Taxes	8,361	12,141	12,814
Income Taxes	(2,263)	(3,090)	(3,356)
Net Income	$6,098	$9,051	$9,458

Net Income Per Share
Basic Common	$0.92	$1.36	$1.42
Basic Class B Common	$0.70	$1.06	$1.07
Diluted	$0.85	$1.26	$1.30

Average Shares Outstanding
Basic Common	5,063	5,083	5,203
Basic Class B Common	1,934	1,908	1,891
Diluted	7,062	7,103	7,275

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

	Number of Shares		(in thousands of dollars)
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Restricted Unearned Stock Compensation	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance, July 31, 2009	9,715,372	(2,607,262)	$971	$23,366	$111,593	$(383)	$(41,722)	$(4,262)	$89,563
Net Income			—	—	9,458	—	—	—	9,458
Cumulative Translation Adjustments			—	—	—	—	—	210	210
Unrealized gain (loss) on marketable securities			—	—	—	—	—	27	27
Unrecognized actuarial gain (loss), prior service cost and transition liability			—	—	—	—	—	(726)	(726)
Total Comprehensive Income									8,969
Dividends Declared			—	—	(4,041)	—	—	—	(4,041)
Purchases of Treasury Stock		(288,243)	—	—	—	—	(5,988)	—	(5,988)
Issuance of Stock Under Long-Term Incentive Plans	168,767	12,000	17	1,319	(93)	(78)	197	—	1,362
Share-based Compensation			—	419	—	—	—	—	419
Amortization of Restricted Stock			—	—	—	305	—	—	305
Balance, July 31, 2010	9,884,139	(2,883,505)	$988	$25,104	$116,917	$(156)	$(47,513)	$(4,751)	$90,589
Net Income			—	—	9,051	—	—	—	9,051
Cumulative Translation Adjustments			—	—	—	—	—	307	307
Unrealized gain (loss) on marketable securities			—	—	—	—	—	3	3
Unrecognized actuarial gain (loss), prior service cost and transition liability			—	—	—	—	—	(4)	(4)
Total Comprehensive Income									9,357
Dividends Declared			—	—	(4,305)	—	—	—	(4,305)
Purchases of Treasury Stock		(117,123)	—	—	—	—	(2,407)	—	(2,407)
Issuance of Stock Under Long-Term Incentive Plans	239,044	33,500	24	3,741	(275)	(2,917)	496	—	1,069
Share-based Compensation			—	368	—	—	—	—	368
Amortization of Restricted Stock			—	—	—	627	—	—	627
Balance, July 31, 2011	10,123,183	(2,967,128)	$1,012	$29,213	$121,388	$(2,446)	$(49,424)	$(4,445)	$95,298
Net Income			—	—	6,098	—	—	—	6,098
Cumulative Translation Adjustments			—	—	—	—	—	(226)	(226)
Unrealized gain (loss) on marketable securities			—	—	—	—	—	1	1
Unrecognized actuarial gain (loss), prior service cost and transition liability			—	—	—	—	—	(6,276)	(6,276)
Total Comprehensive Income									(403)
Dividends Declared			—	—	(4,511)	—	—	—	(4,511)
Purchases of Treasury Stock		(296,427)	—	—	—	—	(6,247)	—	(6,247)
Issuance of Stock Under Long-Term Incentive Plans	37,917	27,250	4	448	(74)	(488)	463	—	353
Share-based Compensation			—	98	—	—	—	—	98
Amortization of Restricted Stock			—	—	—	720	—	—	720
Balance, July 31, 2012	10,161,100	(3,236,305)	$1,016	$29,759	$122,901	$(2,214)	$(55,208)	$(10,946)	$85,308

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2012	2011	2010
Cash Flows from Operating Activities	(in thousands of dollars)
Net Income	$6,098	$9,051	$9,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,272	8,473	7,371
Amortization of investment discounts	15	30	(9)
Non-cash stock compensation expense	727	641	340
Excess tax benefits for share-based payments	(92)	(342)	(383)
Deferred income taxes	(2,568)	3,515	(1,763)
Provision for bad debts	32	36	(62)
Loss on the sale of property, plant and equipment	445	168	45
Capacity rationalization charges	1,623	—	—
(Increase) decrease in:
Accounts receivable	(1,026)	(2,075)	1,884
Inventories	(456)	(3,207)	1,772
Prepaid expenses	1,878	(2,954)	505
Other assets	(510)	(110)	466
Increase (decrease) in:
Accounts payable	456	275	1,702
Accrued expenses	1,622	(1,384)	2,496
Deferred compensation	921	378	926
Pension and postretirement benefits	4,730	672	1,341
Other liabilities	172	(59)	127
Total Adjustments	17,241	4,057	16,758
Net Cash Provided by Operating Activities	23,339	13,108	26,216
Cash Flows from Investing Activities
Capital expenditures	(6,960)	(13,806)	(10,413)
Proceeds from sale of property, plant and equipment	31	149	375
Purchases of investment in short-term securities	(17,601)	(60,083)	(21,852)
Dispositions of investment in short-term securities	24,260	50,075	24,000
Net Cash Used in Investing Activities	(270)	(23,665)	(7,890)
Cash Flows from Financing Activities
Proceeds from issuance of notes payable	—	18,500	—
Principal payments on notes payable	(3,600)	(3,500)	(3,200)
Dividends paid	(4,486)	(4,218)	(3,992)
Purchase of treasury stock	(6,247)	(2,474)	(5,988)
Proceeds from issuance of treasury stock	31	221	103
Proceeds from issuance of common stock	321	914	1,258
Excess tax benefits for share-based payments	92	342	383
Net Cash (Used in) Provided by Financing Activities	(13,889)	9,785	(11,436)
Effect of exchange rate changes on cash and cash equivalents	28	(105)	33
Net Increase (Decrease) in Cash and Cash Equivalents	9,208	(877)	6,923
Cash and Cash Equivalents, Beginning of Year	17,885	18,762	11,839
Cash and Cash Equivalents, End of Year	$27,093	$17,885	$18,762
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

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments with maturities of three months or less when purchased.

INVESTMENT IN SHORT-TERM SECURITIES

The composition of investment in short-term securities was as follows as of July 31 (in thousands):

	2012	2011
U.S. Treasury Securities	$5,998	$12,499
Debt Securities	—	2,143
Certificates of Deposit	3,165	1,195
Investment in Short-Term Securities	$9,163	$15,837

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

INVENTORIES

We value inventories at the lower of cost (first-in, first-out) or market. We recorded inventory obsolescence reserves of approximately $281,000 and $326,000 as of July 31, 2012 and 2011, respectively. The composition of inventories was as follows as of July 31 (in thousands):

	2012	2011
Finished goods	$11,313	$11,041
Packaging	3,982	4,251
Other	4,378	3,938
Inventories	$19,673	$19,230

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

Our estimated intangible amortization expense for the next five fiscal years is as follows (in thousands):

2013	$342
2014	$316
2015	$249
2016	$76
2017	$48

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

Advertising expenses were approximately $10,846,000, $3,220,000, and $2,102,000 for the years ended July 31, 2012, 2011 and 2010, respectively. Advertising expenses increased in fiscal 2012 for our Cat's Pride Fresh & Light products, which were introduced in the fourth quarter of fiscal 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents, investment in short-term securities, cash surrender value of life insurance policies and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2012 and 2011. The investment in short-term securities includes U.S. Treasury securities, certificates of deposit and debt securities. We intend and have the ability to hold our investment in short-term securities to maturity; therefore, these investments are reported at amortized cost, which was approximately equal to fair value. See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding the fair value of notes payable, as well as assets and liabilities recorded at fair value.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of sales and were approximately $42,095,000, $39,763,000 and $36,101,000 for the fiscal years ended July 31, 2012, 2011 and 2010, respectively.

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

RESEARCH AND DEVELOPMENT

Research and development costs of approximately $2,006,000, $1,933,000 and $1,826,000 were charged to expense as incurred for the fiscal years ended July 31, 2012, 2011 and 2010, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In the first quarter of fiscal 2012, we adopted the FASB issued guidance under ASC 820, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. This guidance requires new disclosures related to Level 3 fair value measurements; however, no new disclosures were required during fiscal 2012 since we have no financial assets or liabilities with this fair value classification.

In the third quarter of fiscal 2012, we adopted FASB guidance issued under ASC 820, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In accordance with the new requirements, we provided enhanced disclosure about the measurement of the estimated fair value of debt. There was no impact on our Consolidated Financial Statements as a result of adopting this new guidance.

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

In September 2011, the FASB issued guidance under ASC 350, Testing Goodwill for Impairment, that provides the option to first assess qualitative factors to determine if the annual two-step test of goodwill for impairment must be performed. If, based on the qualitative assessment of events or circumstances, an entity determines it is not more likely than not that the goodwill fair value is less than its carrying amount, then it is not necessary to perform the two-step impairment test. However, if an entity concludes otherwise, then the two-step impairment test must be performed to identify potential impairment and to measure the amount of goodwill impairment, if any. We will consider the option provided in this guidance for our annual goodwill impairment testing for our 2013 fiscal year and believe there will be no material impact on our Consolidated Financial Statements.

In July 2012, the FASB issued guidance under ASC 350, Testing Indefinite-Lived Intangible Assets for Impairment, that provides the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the second, quantitative impairment test. If, based on the qualitative assessment of events or circumstances, an entity determines it is not more likely than not that the indefinite-lived intangible asset's fair value is less than its carrying amount, then it is not necessary to perform the quantitative impairment test. However, if an entity concludes otherwise, then the quantitative impairment test must also be performed to identify and measure any potential impairment amount. We are currently evaluating the impact this guidance will have on our annual indefinite-lived intangible asset impairment testing for our fiscal year 2014 beginning August 1, 2013.

NOTE 2 – SPECIAL CHARGES

Capacity Rationalization Charges

On May 30, 2012, we announced the planned relocation of production of our industrial floor absorbent and cat litter products from our facility located in Mounds, Illinois (“Mounds”), to our plants located in Mississippi. This decision was made due to the continued decline in the coarse cat litter market and after a comprehensive evaluation of our manufacturing operations and cost structure, including state regulatory requirements.

We incurred a pre-tax charge of $1,623,000 related to these actions during fiscal 2012 consisting of pre-tax asset write-offs of $1,187,000 and severance and other employee-related costs of $436,000. These costs are shown as “Capacity Rationalization Charges” on the Consolidated Statements of Operations. Allocation of these expenses between operating segments is impracticable due to the shared nature of our production facilities. In addition, we expect to incur an additional estimated $57,000 expense for asset write-offs and employee relocation to be recognized in the first quarter of fiscal 2013.

Following is a rollforward of the reserve included in Other Accrued Expenses on the Consolidated Balance Sheets as of July 31, 2012 (in thousands). These amounts are expected to be incurred during the first quarter of fiscal 2013.

	Asset write-offs	Severance and other employee related costs	Total
Charges recognized in fiscal year	$1,187	$436	$1,623
Charges incurred to date	$(1,187)	$(23)	$(1,210)
Reserve balance at July 31, 2012	$—	$413	$413

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

				July 31,
				Assets
				2012	2011	2010
				(in thousands)
Business to Business Products				$44,250	$40,635	$41,773
Retail and Wholesale Products				79,658	81,049	69,248
Unallocated Assets				50,359	51,709	42,961
Total Assets				$174,267	$173,393	$153,982

	Year Ended July 31,
	Net Sales			Income
	2012	2011	2010	2012	2011	2010
	(in thousands)
Business to Business Products	$85,456	$74,479	$71,991	$28,643	$19,504	$19,925
Retail and Wholesale Products	155,225	152,276	147,059	2,098	10,439	11,669
Total Sales	$240,681	$226,755	$219,050
Corporate Expenses				(19,039)	(16,234)	(18,045)
Capacity Rationalization Charges				(1,623)	—	—
Income from Operations				10,079	13,709	13,549
Total Other Expense, Net				(1,718)	(1,568)	(735)
Income before Income Taxes				8,361	12,141	12,814
Income Taxes				(2,263)	(3,090)	(3,356)
Net Income				$6,098	$9,051	$9,458

The following is a summary of financial information by geographic region for the years ended July 31 (in thousands):

	2012	2011	2010
Sales to unaffiliated customers by:
Domestic	$229,382	$214,239	$205,322
Foreign subsidiaries	$11,299	$12,516	$13,728
Sales or transfers between geographic areas:
Domestic	$4,440	$4,949	$4,830
Income (Loss) before income taxes:
Domestic	$9,382	$12,815	$13,318
Foreign subsidiaries	$(1,021)	$(674)	$(504)
Net Income (Loss):
Domestic	$6,974	$9,618	$9,977
Foreign subsidiaries	$(876)	$(567)	$(519)
Identifiable assets:
Domestic	$165,565	$163,696	$144,558
Foreign subsidiaries	$8,702	$9,697	$9,424

Our largest customer accounted for the following percentage of consolidated net sales and net accounts receivable:

	2012	2011	2010
Net sales for the years ended July 31	22%	21%	20%
Net accounts receivable as of July 31	32%	33%	32%

NOTE 4 – NOTES PAYABLE

The composition of notes payable is as follows as of July 31 (in thousands):

	2012	2011
Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc.
Payable in annual principal installments on August 1: $3,083 in each fiscal year 2016 through 2021. Interest is payable semiannually at an annual rate of 3.96%	$18,500	$18,500

Prudential Financial
Payable in annual principal installments on April 15: $1,500 in fiscal 2013. Interest is payable semiannually at an annual rate of 6.55%	1,500	3,000

The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company
Payable in annual principal installments on October 15: $2,300 in fiscal 2013; $3,500 in fiscal 2014 and 2015; and $400 in fiscal 2016. Interest is payable semiannually at an annual rate of 5.89%	9,700	11,800
	$29,700	$33,300
Less current maturities of notes payable	(3,800)	(3,600)
	$25,900	$29,700

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

We have a $25,000,000 Note Purchase Agreement with Prudential Financial. The note bears interest at 6.55% per annum and mature on April 15, 2013. An additional interest charge of 0.25% will be incurred for any fiscal quarter end for which the fixed charge coverage ratio is less than 1.50.

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

On December 21, 2011, we signed a second amendment to extend our $15,000,000 unsecured revolving credit agreement with BMO Harris. The second amendment extends the credit agreement until December 31, 2014. The credit agreement with BMO Harris provides that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At July 31, 2012, the variable rates would have been 3.25% for the BMO Harris’ prime-based rate or 2.32% for the LIBOR-based rate. At July 31, 2011, the variable rates would have been 3.30% for the BMO Harris’ prime-based rate or 0.80% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. On June 21, 2012, we signed a third amendment to the credit agreement which also allows us to obtain foreign letters of credit when necessary. As of July 31, 2012 and 2011, there were no outstanding borrowings under this credit agreement.

The agreements with Prudential Financial and BMO Harris impose working capital requirements, dividend and financing limitations, minimum tangible net worth requirements and other restrictions. Our credit agreement with BMO Harris indirectly restricts dividends by requiring us to maintain consolidated net worth, as defined, of about $56,760,000 plus 25% of cumulative quarterly earnings from January 31, 2006.

Our debt agreements also contain provisions such that if we default on one debt agreement, the others will automatically default. If we default on any guaranteed debt with a balance greater than $1,000,000, our unsecured revolving credit agreement with BMO Harris will be considered in default. If we default on any debt with a balance greater than $5,000,000 we will also be considered in default on the note agreement with Prudential Financial and with the promissory notes to The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.

We were in compliance with all restrictive covenants and limitations at July 31, 2012.

The following is a schedule by fiscal year of future maturities of notes payable as of July 31, 2012 (in thousands):

2013	$3,800
2014	3,500
2015	3,500
2016	3,483
2017	3,083
Later years	12,334
29,700

NOTE 5 – FINANCIAL INSTRUMENTS

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

The following table summarizes our financial assets and liabilities that were reported at fair value by level within the fair value hierarchy:

	Fair Value at July 31, 2012 (in thousands)
	Total	Level 1	Level 2
Assets
Cash equivalents	$12,666	$12,666	$—
Marketable equity securities	76	76	—
Cash surrender value of life insurance	4,229	—	4,229

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

Cash surrender value of life insurance is classified as Level 2. The value was determined by the underwriting insurance company’s valuation models, which take into account the passage of time, mortality tables, interest rates, cash values for paid-up additions and dividend accumulations. The cash surrender value represents the guaranteed value we would receive upon surrender of these policies held on former key employees as of July 31, 2012. The cash surrender value of life insurance is included in other assets on the Consolidated Balance Sheets.

The investment in short-term securities on the Consolidated Balance Sheets includes U.S. Treasury securities, certificates of deposit and debt securities. We intend and have the ability to hold our investment in short-term securities to maturity; therefore, these investments were reported at amortized cost on the Consolidated Balance Sheets, which approximated fair value as of July 31, 2012 and 2011, and these balances are excluded from the above table.

Accounts receivable and accounts payable balances on the Consolidated Balance Sheets approximate their fair values at July 31, 2012 and 2011 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

Notes payable on the Consolidated Balance Sheets are carried at the face amount of future maturities and are excluded from the above table. The estimated fair value of notes payable was approximately $31,749,000 as of July 31, 2012 and $33,923,000 as of July 31, 2011. Our debt does not trade on a daily basis in an active market, therefore the fair value of notes payable was estimated based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of short-term investments and accounts receivable. We place our investments in government-backed instruments and with other quality institutions. Concentrations of credit risk with respect to accounts receivable are subject to the financial condition of certain major customers, principally the customer referred to in Note 3 of the Notes to the Consolidated Financial Statements. We generally do not require collateral to secure customer receivables; however, we require letters of credit for some foreign customers or we purchase insurance to reduce our risk.

NOTE 6 – INCOME TAXES

The provision for income tax expense (benefit) consists of the following at July 31 (in thousands):

	2012	2011	2010
Current
Federal	$(252)	$—	$3,529
Foreign	358	(118)	22
State	(165)	155	1,046
Current Income Tax Total	(59)	37	4,597
Deferred
Federal	2,038	2,479	(939)
Foreign	(171)	11	(7)
State	455	563	(295)
Deferred Income Tax Total	2,322	3,053	(1,241)
Total Income Tax Expense	$2,263	$3,090	$3,356

Principal reasons for variations between the statutory federal rate and the effective rates were as follows for the years ended July 31:

	2012	2011	2010
U.S. federal income tax rate	34.0%	34.0%	34.0%
Depletion deductions allowed for mining	(16.5)	(8.7)	(9.2)
State income tax expense, net of federal tax expense	2.3	2.9	3.9
Foreign tax restructuring	—	0.8	—
Difference in effective tax rate of foreign subsidiaries	1.2	(2.4)	1.3
Empowerment zone credits	(1.7)	(1.2)	(1.2)
Valuation allowance increase (decrease)	11.4	(1.7)	(3.6)
Other	(3.6)	1.8	1.0
Effective income tax rate	27.1%	25.5%	26.2%

The Consolidated Balance Sheets included the following tax effects of cumulative temporary differences as of July 31 (in thousands):

	2012		2011
	Assets	Liabilities	Assets	Liabilities
Depreciation	$—	$10,622	$—	$5,116
Deferred compensation	3,210	—	2,943	—
Postretirement benefits	8,200	—	4,364	—
Net operating loss	2,339	—	—	—
Allowance for doubtful accounts	260	—	232	—
Deferred marketing expenses	—	21	—	442
Other assets	183	—	174	—
Accrued expenses	2,116	—	1,241	—
Tax credits	4,233	—	3,106	—
Amortization	—	304	—	247
Inventories	256	—	162	—
Depletion	—	500	—	530
Stock-based compensation	279	—	426	—
Reclamation	227	—	225	—
Other assets – foreign	40	—	—	132
Valuation allowance	(4,061)	—	(3,106)	—
Total deferred taxes	$17,282	$11,447	$9,767	$6,467

As of July 31, 2012, we had AMT credit carryforwards for federal income tax purposes of approximately $4,061,000, which can be carried forward indefinitely or until utilized. A number of factors determine whether or not we will be able to utilize the AMT credit carryforwards. We believe it is more likely than not that we will not realize a benefit from the carryforwards; therefore, a valuation allowance has been established for the full amount of the deferred tax benefit related to the AMT tax credits.

We provided for income taxes related to previously untaxed earnings of foreign subsidiaries during fiscal 2011. Due to the availability of foreign tax credits, the additional income tax expense related to these foreign earnings was not material.

Our liability for unrecognized tax benefits (“UTBs”) based on tax positions related to the current and prior fiscal years did not change during fiscal 2012. Reconciliations of the beginning and ending amount of UTBs were as follows for the years ended July 31 (in thousands):

	2012	2011	2010
Gross balance – beginning of year	$273	$643	$200
Gross increases - tax positions in current year	—	—	443
Gross decreases - tax positions from prior years	—	(370)	—
Gross balance – end of year	$273	$273	$643

The amount of UTBs that, if recognized as of July 31, 2012, would affect our effective tax rate was $142,000. We classify interest and penalty accruals related to UTBs as income tax expense. During fiscal 2012, we recognized an immaterial amount of interest and penalties. As of July 31, 2012, we had accrued $7,000 for the payment of interest and penalties.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Our federal income tax returns for the fiscal years ended July 31, 2009, 2010 and 2011 remain open and are currently under examination. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are no material open or unsettled state, local or foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years.

NOTE 7 – STOCKHOLDERS’ EQUITY

Our authorized capital stock at July 31, 2012 and 2011 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share. There are no Class A Common Stock shares currently outstanding.

The Common Stock and Class B Stock are equal, on a per share basis, in all respects except as to voting rights, conversion rights, cash dividends and stock splits or stock dividends. The Class A Common Stock is equal, on a per share basis, in all respects, to the Common Stock except as to voting rights and stock splits or stock dividends. In the case of voting rights, Common Stock is entitled to one vote per share and Class B Stock is entitled to ten votes per share, while Class A Common Stock generally has no voting rights. Common Stock has no conversion rights and Class A Common Stock has no conversion rights. Class B Stock is convertible on a share-by-share basis into Common Stock at any time and is subject to mandatory conversion under certain circumstances.

Common Stock is entitled to cash dividends, as and when declared or paid, equal to at least 133.33% on a per share basis of the cash dividend paid on Class B Stock. Class A Common Stock is entitled to cash dividends on a per share basis equal to the cash dividend on Common Stock. Additionally, while shares of Common Stock, Class A Common Stock and Class B Stock are outstanding, the sum of the per share cash dividend paid on shares of Common Stock and Class A Common Stock, must be equal to at least 133.33% of the sum of the per share cash dividend paid on Class B Stock and Class A Common Stock. See Note 4 regarding dividend restrictions provided in our debt agreements.

Shares of Common Stock, Class A Common Stock and Class B Stock are equal in respect of all rights to dividends (other than cash) and distributions in the form of stock or other property (including stock dividends and split-ups) in each case in the same ratio except in the case of a Special Stock Dividend. A Special Stock Dividend, which can be issued only once, is either a dividend of one share of Class A Common Stock for each share of Common Stock and Class B Stock outstanding or a recapitalization, in which half of each outstanding share of Common Stock and Class B Stock would be converted into a half share of Class A Common Stock.

Our Board of Directors has authorized in the aggregate the repurchase of 3,666,771 shares of the Company stock since fiscal 1991. As of July 31, 2012, 3,004,080 shares of Common Stock and 342,241 shares of Class B Stock have been repurchased under the Board approved repurchase authorizations and 146,545 shares of Common Stock by other transactions authorized by management prior to the adoption of the Board’s repurchase authorizations.

NOTE 8 – STOCK-BASED COMPENSATION

We determined the fair value of stock options and restricted stock issued under our long term incentive plans as of the grant date. The fair value of the stock options was estimated on the date of the grant using a Black-Scholes option valuation model that used various assumptions. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. Expected life (estimated period of time outstanding) of a grant was determined by reference to the vesting schedule, past exercise behavior and comparison with other reporting companies. The dividend rate at the date of grant was used as the best estimate of future dividends. Expected volatility was determined by calculating the standard deviation of our stock price for the five years immediately prior to the grant date. This period of time closely resembles the expected term. All stock options issued under our plans have an exercise price equal to the closing market price of our Common Stock on the date of grant. All options currently outstanding have a term of ten years.

STOCK OPTIONS

Our 1995 Long Term Incentive Plan (“1995 Plan”) provided for grants of both incentive and non-qualified stock options and restricted stock. Stock options granted under the 1995 Plan generally vest 25% two years after the grant date and in each of the three following anniversaries of the grant date. All shares of stock issued upon option exercises under this plan were from authorized but unissued stock; all shares of restricted stock issued were from treasury stock. There are no shares available for future grants under this plan.

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500. Stock options have been granted to our outside directors with a vesting period of one year and stock options granted to employees generally vest 25% two years after the grant date and in each of the three following anniversaries of the grant date. In addition, shares of restricted stock have been issued under the 2006 Plan as described in the restricted stock section below. As of July 31, 2012, there were 623,000 shares available for future grants under this plan.

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to directors, who are considered employees. Stock options have been granted to our directors with a one year vesting period. There are no shares available for future grants under this plan. All shares of stock issued under the Directors’ Plan were from treasury stock.

A summary of stock option transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at July 31, 2009	505	$9.14	3.8	$3,363
Options exercisable at July 31, 2009	473	$8.74	3.6	$3,321
Options non-vested at July 31, 2009	32	$15.03
Exercised	(176)	$7.75		$1,881
Expired	(2)	$11.65
Options outstanding at July 31, 2010	327	$9.87	3.2	$3,934
Options exercisable at July 31, 2010	317	$9.64	3.1	$3,885
Options non-vested at July 31, 2010	10	$17.00
Exercised	(138)	$8.19		$1,720
Options outstanding at July 31, 2011	189	$11.10	2.8	$1,882
Options exercisable at July 31, 2011	184	$10.94	2.8	$1,793
Options non-vested at July 31, 2011	5	$17.00
Exercised	42	$8.34		$515
Options outstanding at July 31, 2012	147	$11.89	2.2	$1,473
Options exercisable at July 31, 2012	147	$11.89	2.2	$1,473
Options non-vested at July 31, 2012	—	$—

The amount of cash received from the exercise of options during the fiscal year ended July 31, 2012 was approximately $866,000 and the related tax benefit was approximately $234,000. The amount of cash received from the exercise of options during the fiscal year ended July 31, 2011 was approximately $2,867,000 and the related tax benefit was approximately $831,000. The amount of cash received from the exercise of options during the fiscal year ended July 31, 2010 was approximately $3,242,000 and the related tax benefit was approximately $849,000.

The following table summarizes information related to stock options outstanding and exercisable at July 31, 2012. All outstanding stock options were exercisable as of July 31, 2012.

			Options Outstanding And Exercisable By Price Range As Of July 31, 2012
			Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices			(in thousands)	(Years)
$9.00	-	$10.50	77	1.07	$9.34
$10.51	-	$12.00	—	—	$—
$12.01	-	$13.50	23	2.19	$13.09
$13.51	-	$15.00	25	3.86	$14.82
$15.01	-	$16.50	12	3.62	$15.37
$16.51	-	$17.00	10	4.31	$17.00
$9.00	-	$17.00	147	2.16	$11.89

We recognized the related compensation expense over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service to us. As of July 31, 2012, we had no unamortized expense associated with outstanding stock options. As of July 31, 2011 and July 31, 2010, we had total unamortized compensation expense of approximately $4,000 and $18,000, respectively. The weighted average period over which this expense was expected to be amortized was 0.3 years and 1.3 years at July 31, 2011 and July 31, 2010, respectively.

RESTRICTED STOCK

All of our non-vested restricted stock as of July 31, 2012 was issued under the 2006 Plan with vesting periods between two and five years.

A summary of restricted stock transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Unamortized Expense (in thousands)
Non-vested restricted stock outstanding at July 31, 2009	35	$15.37	1.4	$383
Granted	5	$15.10
Vested	(17)	$15.37
Non-vested restricted stock outstanding at July 31, 2010	23	$15.31	0.9	$156
Granted	134	$21.78
Vested	(18)	$15.37
Non-vested restricted stock outstanding at July 31, 2011	139	$21.54	4.0	$2,446
Granted	28	$20.95
Vested	(30)	$20.67
Forfeitures	(5)	$19.61
Non-vested restricted stock outstanding at July 31, 2012	132	$21.68	3.1	$2,214

NOTE 9 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Oil-Dri Corporation of American Pension Plan (“Pension Plan”) is a defined benefit pension plan for eligible salaried and hourly employees. Pension benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service.

We also provide a postretirement health benefits plan to domestic salaried employees who meet specific age, participation and length of service requirements at the time of retirement. Eligible employees may elect to continue their health care coverage under the Oil-Dri Corporation of America Employee Benefits Plan until the date certain criteria are met, including attaining the age of Medicare eligibility. We have the right to modify or terminate the postretirement health benefit plan at any time.

We also maintain a 401(k) savings plan under which we match a portion of employee contributions. This plan is available to essentially all domestic employees following a specific number of days of employment. Our contributions to this plan, and to similar plans maintained by our foreign subsidiaries, were $673,000, $714,000 and $660,000 for the fiscal years ended July 31, 2012, 2011 and 2010, respectively.

Obligations and Funded Status

The following tables provide a reconciliation of changes in the plans’ benefit obligations, assets’ fair values and funded status for the fiscal years ended July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation, beginning of year	$31,142	$27,994	$2,042	$1,933
Service cost	1,324	1,293	104	85
Interest cost	1,617	1,507	105	91
Actuarial loss	8,609	1,071	424	50
Benefits paid	(853)	(723)	(90)	(117)
Benefit obligation, end of year	$41,839	$31,142	$2,585	$2,042

Change in plan assets:
Fair value of plan assets, beginning of year	$19,878	$17,287	$—	$—
Actual return on plan assets	15	2,033	—	—
Employer contribution	1,068	1,281	90	117
Benefits paid	(853)	(723)	(90)	(117)
Fair value of plan assets, end of year	$20,108	$19,878	$—	$—
Funded status, recorded in Consolidated Balance Sheets	$(21,731)	$(11,264)	$(2,585)	$(2,042)

The accumulated benefit obligation for the Pension Plan was $35,255,000 as of July 31, 2012 and $25,734,000 as of July 31, 2011.

The following table shows amounts recognized in the Consolidated Balance Sheets as of July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2012	2011	2012	2011
Deferred income taxes	$7,274	$3,623	$927	$741
Other current liabilities	—	—	(75)	(71)
Other noncurrent liabilities	(21,731)	(11,264)	(2,510)	(1,971)
Accumulated other comprehensive income –net of tax:
Net actuarial loss	10,883	4,833	655	410
Prior service cost	33	42	—	—
Net obligation at transition	—	—	20	30

Benefit Costs and Amortizations

The following table shows the components of the net periodic pension and postretirement health benefit costs for the fiscal years ended July 31 (in thousands):

	Pension Cost			Postretirement Health Benefit Cost
	2012	2011	2010	2012	2011	2010
Service cost	$1,324	$1,293	$1,137	$104	$85	$74
Interest cost	1,617	1,507	1,416	105	91	96
Expected return on plan assets	(1,480)	(1,287)	(1,167)	—	—	—
Amortization of:
Net transition obligation	—	—	—	15	15	16
Prior service costs	15	23	46	—	—	—
Other actuarial loss	317	316	230	30	14	21
Net periodic benefit cost	$1,793	$1,852	$1,662	$254	$205	$207

The following table shows amounts, net of tax, that are recognized in other comprehensive income for the fiscal years ended July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2012	2011	2012	2011
Net actuarial loss	$6,246	$202	$263	$31
Amortization of:
Prior service cost	(9)	(14)	—	—
Net transition obligation	—	—	(10)	(10)
Amortization of actuarial loss	(196)	(196)	(18)	(8)
Total recognized in other comprehensive (income) loss	$6,041	$(8)	$235	$13

     The following table shows amortization amounts, net of tax, expected to be recognized in fiscal 2013 in accumulated other comprehensive income (in thousands):

Amortization of:	Pension Benefits	Postretirement Health Benefits
Net actuarial loss	$550	$33
Prior service cost	9	—
Net obligation at transition	—	10
Total to be recognized as other comprehensive loss	$559	$43

Cash Flows

We have funded the Pension Plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974 (ERISA), as amended. We expect to contribute approximately $1,880,000 in fiscal 2013.

The postretirement health plan is an unfunded plan. Our policy is to pay insurance premiums and claims from our assets.

The following table shows the estimated future benefit payments (in thousands):

	Pension Benefits	Postretirement Health Benefits
2013	$977	$75
2014	1,096	60
2015	1,161	87
2016	1,198	122
2017	1,292	137
2018-22	8,101	886

Assumptions

Our pension benefit and postretirement health benefit obligations and the related effects on operations are calculated using actuarial models. Critical assumptions that are important elements of plan expenses and asset/liability measurements include discount rate and expected return on assets for the Pension Plan and health care cost trend for the postretirement health plan. We evaluate these critical assumptions at least annually. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	2012	2011	2012	2011
Discount rate for net periodic benefit costs	5.25%	5.50%	5.25%	5.50%
Discount rate for year-end obligations	3.75%	5.25%	3.75%	5.25%
Rate of increase in compensation levels for net periodic benefit costs	4.00%	4.00%	—	—
Rate of increase in compensation levels for year-end obligations	3.50%	4.00%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—

The discount rate for fiscal 2012 and 2011 was the single equivalent rate that would yield the same present value as the plan’s expected cashflows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve is the Citigroup Pension Liability Index.

Our expected rate of return on Pension Plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services and investment managers), and long-term inflation assumptions. Our historical actual return averaged approximately 7.4% for the 10-year period ending July 31, 2012. The actual rate of return in fiscal 2012 was approximately 1.4%. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in our pension plans.

For fiscal 2012, the medical cost trend assumption was 8.0% . The graded trend rate is expected to decrease to an ultimate rate of 5.0% in fiscal 2019.

The following table reflects the effect on postretirement health costs and accruals of a one-percentage point change in the assumed health care cost trend in the fiscal year ended July 31, 2012 (in thousands):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost	$32	$(27)
Effect on accumulated postretirement benefit obligation	$327	$(282)

Pension Plan Assets

The investment objective for the Pension Plan assets is to optimize long-term return at a moderate level of risk in order to secure the benefit obligations to participants at a reasonable cost. To reach this goal, our investment structure includes various asset classes, asset allocations and investment management styles that, in total, have a reasonable likelihood of producing a sufficient level of overall diversification that balances expected return with expected risk over the long-term. The Pension Plan does not invest directly in Company stock.

We measure and monitor the plan’s asset investment performance and the allocation of assets through quarterly investment portfolio reviews. Investment performance is measured by absolute returns, returns relative to benchmark indices and any other appropriate basis of comparison. The targeted allocation percentages of plan assets is shown below for fiscal 2013 and the actual allocation as of July 31:

Asset Allocation	Target fiscal 2013	2012	2011
Cash and accrued income	2%	7%	6%
Fixed income	38%	32%	31%
Equity	60%	61%	63%

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets carried at fair value as of July 31 (in thousands):

	Fair Value At July 31, 2012
	Total	Quoted Prices in Active Markets for identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Cash and Cash Equivalents(a)	$1,536	$1,536	$—	$—
Equity securities(b):
U.S. companies	7,856	7,797	59	—
International companies	1,349	1,349	—	—
Equity securities - international mutual funds:
Developed market(c)	1,298	—	1,298	—
Emerging markets(d)	501	—	501	—
Commodities(e)	648	5	643	—
Fixed Income:
U.S. Treasuries	3,038	—	3,038	—
Corporate bonds(f)	2,413	—	2,413	—
Emerging markets(g)	664	—	664	—
Government sponsored entities(h)	256	—	256	—
Other(i)	549	—	549	—
Total	$20,108	$10,687	$9,421	$—

	Fair Value At July 31, 2011
	Total	Quoted Prices in Active Markets for identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Cash and Cash Equivalents(a)	$1,210	$1,210	$—	$—
Equity securities(b):
U.S. companies	$7,511	$7,383	$128	$—
International companies	$1,781	$1,781	$—	$—
Equity securities - international mutual funds:
Developed market(c)	$1,542	$—	$1,542	$—
Emerging markets(d)	$540	$—	$540	$—
Commodities(e)	$680	$8	$672	$—
Fixed Income:
U.S. Treasuries	$2,841	$—	$2,841	$—
Corporate bonds(f)	$2,179	$—	$2,179	$—
Emerging markets(g)	$650	$—	$650	$—
Government sponsored entities(h)	$422	$—	$422	$—
Other(i)	$522	$—	$522	$—
Total	$19,878	$10,382	$9,496	$—

(a)	Cash and cash equivalents consists of highly liquid investments which are traded in active markets.

(b)	This class represents equities traded on regulated exchanges.

(c)
These mutual funds seek long-term capital growth by investing at least 80% of their assets in stocks of non- U.S. companies that are primarily in developed markets, however the fund allows up to 20% in 2012 and 35% in 2011 to be invested in emerging markets.

(d)	These mutual funds seek long-term capital growth by investing at least 80% of their assets in stocks of companies located in Asia, excluding Japan.

(e)
The majority of the investments in this class seek maximum real return by investing primarily in commodity-linked derivative instruments. Assets not invested in commodity-linked instruments may be invested in inflation-indexed securities and other fixed income instruments.

(f)	This class includes bonds of U.S. and non-U.S. issuers from diverse industries.

(g)
This class invests at least 80% of its net assets, plus any borrowing for investment purposes, directly in, or in derivative instruments that provide exposure to, emerging market bonds and other debt instruments denominated in the local currency of issue.

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

NOTE 10 – DEFERRED COMPENSATION

Oil-Dri's deferred compensation plans permit directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. Participants have deferred $416,000 and $532,000 into these plans in fiscal years 2012 and 2011, respectively. We recorded $462,000 and $400,000 of interest expense associated with these plans in fiscal years 2012 and 2011, respectively. Payments to participants were $400,000 and $348,000 in fiscal 2012 and 2011, respectively, and the total liability recorded for deferred compensation was $7,272,000 and $6,701,000 at July 31, 2012 and 2011, respectively.

The Oil-Dri Corporation of America Annual Incentive Plan provides certain executives with the opportunity to receive a deferred executive bonus award if certain financial goals are met. A total of $322,000 was awarded for the fiscal year ended July 31, 2012 to certain executives. These awards will vest and accrue interest over a three-year period. Financial targets under the provisions of the plan were not achieved for the fiscal year ended July 31, 2011; therefore, there was no award for fiscal 2011.

Both of the above deferred compensation plans are unfunded. We fund these benefits when payments are made, and the timing and amount of the payments are determined according to the plans' provisions and, for certain plans, according to individual employee agreements.

The Oil-Dri Corporation of America Supplemental Executive Retirement Plan (“SERP”) provides certain retired participants in the Pension Plan with the amount of benefits that would have been provided under the Pension Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”), and/or (2) the limitation on compensation for purposes of calculating benefits under the Pension Plan imposed by Section 401(a)(17) of the Code. We recorded approximately $698,000 and $24,000 in expense associated with the SERP in the fiscal years ended July 31, 2012 and 2011, respectively. The SERP is unfunded and we will fund benefits when payments are made. The total liability recorded for the SERP was $1,241,000 at July 31, 2012 and $544,000 at July 31, 2011.

NOTE 11 – OTHER CONTINGENCIES

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

The following is a schedule by year of future minimum rental requirements under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 31, 2012 (in thousands):

2013	$1,812
2014	1,567
2015	1,379
2016	1,251
2017	1,041
Later years	1,395

The following schedule shows the composition of total rental expense for all operating leases, including those with terms of one month or less which were not renewed, for the fiscal years ended July 31 (in thousands):

	2012	2011	2010
Vehicles and Railcars	$2,029	$1,574	$1,536
Office facilities	848	840	809
Warehouse facilities	252	288	335
Mining properties:
Minimum	123	112	113
Contingent	302	289	336
Other	141	135	167
	$3,695	$3,238	$3,296
Contingent mining royalty payments are determined based on the tons of raw clay mined.

NOTE 13 – OTHER CASH FLOW INFORMATION

Cash payments for interest and income taxes were as follows for the fiscal years ended July 31 (in thousands):

	2012	2011	2010
Interest	$1,607	$1,275	$1,332
Income taxes	$993	$2,501	$2,608

NOTE 14 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected information for fiscal years 2012 and 2011 is as follows:

	Fiscal 2012 Quarter Ended
	October 31	January 31	April 30	July 31	Total
	(in thousands except per share amounts)
Net Sales	$59,582	$60,203	$59,780	$61,116	$240,681
Gross Profit	$14,203	$14,554	$14,705	$15,543	$59,005
Net Income (Loss)	$1,075	$3,239	$1,892	$(108)	$6,098
Net Income (Loss) Per Share
Basic Common	$0.16	$0.49	$0.28	$(0.02)	$0.92
Basic Class B Common	$0.12	$0.36	$0.21	$(0.01)	$0.70
Diluted	$0.15	$0.45	$0.26	$(0.02)	$0.85
Dividends Per Share
Common	$0.1700	$0.1700	$0.1700	$0.1800	$0.6900
Class B	$0.1275	$0.1275	$0.1275	$0.1350	$0.5175
Common Stock Price Range
High	$21.00	$21.61	$22.44	$22.39
Low	$16.87	$19.00	$19.39	$18.29

	Fiscal 2011 Quarter Ended
	October 31	January 31	April 30	July 31	Total
	(in thousands except per share amounts)
Net Sales	$56,285	$57,201	$55,538	$57,731	$226,755
Gross Profit	$13,208	$12,492	$11,907	$12,433	$50,040
Net Income	$2,519	$1,777	$1,860	$2,895	$9,051
Net Income Per Share
Basic Common	$0.38	$0.27	$0.28	$0.43	$1.36
Basic Class B Common	$0.30	$0.20	$0.22	$0.33	$1.06
Diluted	$0.35	$0.25	$0.26	$0.40	$1.26
Dividends Per Share
Common	$0.1600	$0.1600	$0.1600	$0.1700	$0.6500
Class B	$0.1200	$0.1200	$0.1200	$0.1275	$0.4875
Common Stock Price Range
High	$22.20	$23.00	$22.17	$22.39
Low	$18.73	$18.81	$18.74	$19.11

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal controls over financial reporting as of July 31, 2012 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Oil-Dri Corporation of America:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Oil-Dri Corporation of America and its subsidiaries at July 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits (which were integrated audits in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
October 11, 2012

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except as set forth below) is contained in Oil-Dri’s Proxy Statement for its 2012 annual meeting of stockholders under the captions “1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Audit Committee” and “Corporate Governance Matters” and is incorporated herein by this reference.

The Company has adopted a Code of Ethics and Business Conduct (the “Code”) which applies to all of its directors, officers (including the Company’s Chief Executive Officer and senior financial officers) and employees. The Code imposes significant responsibilities on the Chief Executive Officer and the senior financial officers of the Company. The Code, the Company’s Corporate Governance Guidelines and the charter of its Audit Committee may be viewed on the Company’s website at www.oildri.com and are available in print to any person upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com. Any amendment to, or waiver of, a provision of the Code which applies to the Company’s Chief Executive Officer or senior financial officers and relates to the elements of a “code of ethics” as defined by the SEC will also be posted on the Company’s website. As allowed by the “controlled company” exemption to certain NYSE rules, the Company does not have a nominating/corporate governance committee and its compensation committee does not have a charter.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2012 annual meeting of stockholders under the captions “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors,” “Compensation of Directors,” “Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2012 annual meeting of stockholders under the captions “Principal Stockholders,” “Security Ownership of Management” and “Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2012 annual meeting of stockholders under the captions “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2012 annual meeting of stockholders under the caption “Auditor Fees” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements are contained herein.

Consolidated Balance Sheets as of July 31, 2012 and July 31, 2011.

Consolidated Statements of Operations for the fiscal years ended July 31, 2012, July 31, 2011 and July 31, 2010.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended July 31, 2012, July 31, 2011 and July 31, 2010.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2012, July 31, 2011 and July 31, 2010.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2012, July 31, 2011 and July 31, 2010.

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
Incorporated by reference to Exhibit 10(s) to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on May 1, 2001.

10.2	First Amendment, dated as of December 13, 2002, to Memorandum of Agreement #1450 “Fresh Step”™dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

10.3	Second Amendment, dated as of October 15, 2007, to Memorandum of Agreement #1450 “Fresh Step”™ dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2008.

Exhibit
No.	Description	SEC Document Reference
10.4	Exclusive Supply Agreement dated May 19, 1999 between Church & Dwight Co., Inc. and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit (10)(r) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

10.5	$25,000,000 Note Purchase Agreement dated as of April 15, 1998 between Oil-Dri and Teachers Insurance and Annuity Association of America and Cigna Investments, Inc.	Incorporated by reference to Exhibit (10)(m) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

10.6	First Amendment, dated as of January 15, 2001 to the Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit (10)(m)(5) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.

10.7	Second Amendment, dated as of July 15, 2002 to Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit 10(m)(6) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

10.8	Third Amendment, dated as of January 27, 2006 to Note Purchase Agreement dated as of April 15, 1998.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.9	$15,000,000 Credit Agreement, dated January 27, 2006 among the Company, certain subsidiaries of the Company and Harris N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.10	First Amendment, dated as of December 19, 2008 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.11	Second Amendment, dated as of December 21, 2011 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 28, 2011.

10.12	Third Amendment, dated as of June 21, 2012 to Credit Agreement dated as of January 27, 2006.	Filed herewith.

10.13	$15,000,000 Note Agreement dated as of December 16, 2005 among the Company, The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 22, 2005.

10.14	First Amendment, dated as of July 12, 2006 to Note Agreement dated as of December 16, 2005.	Incorporated by reference to Exhibit 10.9 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

10.15
$18,500,000 Note Agreement dated as of November 12, 2010 among Oil-Dri Corporation of America, The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota.
Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2010.

Exhibit
No.	Description	SEC Document Reference
10.16	Description of 1987 Executive Deferred Compensation Program.*	Incorporated by reference to Exhibit (10)(f) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

10.17	Salary Continuation Agreement dated August 1, l989 between Richard M. Jaffee and Oil-Dri (“1989 Agreement”).*	Incorporated by reference to Exhibit (10)(g) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

10.18	Extension and Amendment, dated October 9, 1998, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

10.19	Second Amendment, effective October 31, 2000, to the 1989 Agreement.*	Incorporated by reference to Exhibit 99.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 13, 2000.

10.20	Third Amendment, dated as of January 31, 2006, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 13, 2006.

10.21	Fourth Amendment, dated as of October 14, 2010, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-5 filed on October 14, 2010.

10.22	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.23	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.24	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.25	Oil-Dri Corporation of America 1995 Long-Term Incentive Plan as amended and restated effective June 9, 2000.*	Incorporated by reference to Exhibit (10)(k) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.26	Supplemental Executive Retirement Plan dated April 1, 2003.*	Incorporated by reference to Exhibit (10)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.27	Oil-Dri Corporation of America Outside Director Stock Plan as amended and restated effective October 16, 1999.*	Incorporated by reference to Exhibit (10)(n) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.28	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

Exhibit
No.	Description	SEC Document Reference
10.29	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.30	Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

10.31	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.32	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.33	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.34	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.35	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.36	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.37	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.38	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.39	Letter Agreement, dated as of October 10, 2011, between Oil-Dri Corporation of America and Steven Jay Adolph.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2011.

10.40	Letter Agreement, dated as of February 10, 2011, between Oil-Dri Corporation of America and Andrew N. Peterson.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on August 24, 2011.

11.1	Statement re: Computation of Net Income Per Share.	Filed herewith.

Exhibit
No.	Description	SEC Document Reference
14.1	Code of Ethics
Available at Oil-Dri’s website at www.oildri.com or in print upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, IL 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.

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

Dated: October 11, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Richard M. Jaffee	October 11, 2012
Richard M. Jaffee
Chairman of the Board of Directors

/s/ Daniel S. Jaffee	October 11, 2012
Daniel S. Jaffee
President and Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Daniel T. Smith	October 11, 2012
Daniel T. Smith
Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Paula J. Krystopolski	October 11, 2012
Paula J. Krystopolski
Corporate Controller
(Controller)

/s/ J. Steven Cole	October 11, 2012
J. Steven Cole
Director

/s/ Arnold W. Donald	October 11, 2012
Arnold W. Donald
Director

/s/ Joseph C. Miller	October 11, 2012
Joseph C. Miller
Vice Chairman of the Board of Directors

/s/ Michael A. Nemeroff	October 11, 2012
Michael A. Nemeroff
Director

/s/ Allan H. Selig	October 11, 2012
Allan H. Selig
Director

/s/ Paul E. Suckow	October 11, 2012
Paul E. Suckow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31
	2012	2011	2010
	(in thousands)
Allowance for doubtful accounts:
Balance, beginning of year	$607	$572	$652
Additions charged to expense	32	35	(61)
Deductions*	(13)	—	(19)
Balance, end of year	$626	$607	$572

* Net of recoveries.

Valuation reserve for income taxes:
Balance, beginning of year	$3,106	$2,909	$3,222
Additions (Deductions) charged to expense	955	197	(313)
Balance, end of year	$4,061	$3,106	$2,909

EXHIBITS

Exhibit No.	Description
10.12	Third Amendment, dated as of June 21, 2012 to Credit Agreement dated as of January 27, 2006.

11.1	Statement Re: Computation of Net Income Per Share

21.1	Subsidiaries of Oil-Dri

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certifications by Daniel S. Jaffee, President and Chief Executive Officer and Daniel T. Smith, Vice President and Chief Financial Officer, required by Rule 13a-14(a)

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Taxonomy Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Note:
Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.