Form 10-Q
period 2012-10-31
OIL DRI CORP OF AMERICA
filed 2012-12-07
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended October 31, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2012.

Common Stock –4,879,226 Shares and Class B Stock –2,057,468 Shares

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those statements elsewhere in this report and other documents we file with the Securities and Exchange Commission (“SEC”), contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including those described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

Cat’s Pride, Fresh & Light and Oil-Dri are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

ASSETS	October 31, 2012	July 31, 2012
Current Assets
Cash and cash equivalents	$27,177	$27,093
Investment in short-term securities	7,940	9,163
Accounts receivable, less allowance of $633 and $626 at October 31, 2012 and July 31, 2012, respectively	31,381	30,225
Inventories	20,998	19,673
Deferred income taxes	2,611	2,611
Prepaid repairs expense	3,518	3,549
Prepaid expenses and other assets	2,372	2,888
Total Current Assets	95,997	95,202

Property, Plant and Equipment
Cost	178,667	176,707
Less accumulated depreciation and amortization	(114,255)	(112,254)
Total Property, Plant and Equipment, Net	64,412	64,453

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of $407 and $409 at October 31, 2012 and July 31, 2012, respectively	594	576
Debt issuance costs, net of accumulated amortization of $398 and $380 at October 31, 2012 and July 31 2012, respectively	367	385
Licensing agreements and non-compete agreements, net of accumulated amortization of $1,674 and $1,611 at October 31, 2012 and July 31, 2012, respectively	564	627
Deferred income taxes	2,976	3,224
Other	4,636	4,638
Total Other Assets	14,299	14,612

Total Assets	$174,708	$174,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	October 31, 2012	July 31, 2012
Current Liabilities
Current maturities of notes payable	$5,000	$3,800
Accounts payable	6,551	6,700
Dividends payable	1,156	1,154
Accrued expenses:
Salaries, wages and commissions	4,708	6,201
Trade promotions and advertising	3,533	3,302
Freight	1,982	2,585
Other	5,730	5,380
Total Current Liabilities	28,660	29,122

Noncurrent Liabilities
Notes payable	22,400	25,900
Deferred compensation	8,326	8,117
Pension and postretirement benefits	24,764	24,241
Other	1,520	1,579
Total Noncurrent Liabilities	57,010	59,837

Total Liabilities	85,670	88,959

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,791,187 shares at October 31, 2012 and 7,786,241 shares at July 31, 2012	779	779
Class B Stock, par value $.10 per share, issued 2,382,209 shares at October 31, 2012 and 2,374,859 shares at July 31, 2012	238	237
Additional paid-in capital	29,998	29,759
Restricted unearned stock compensation	(2,179)	(2,214)
Retained earnings	126,196	122,901
Accumulated Other Comprehensive Income:
Unrealized gain on marketable securities	75	72
Pension and postretirement benefits	(11,440)	(11,591)
Cumulative translation adjustment	588	573
Less Treasury Stock, at cost (2,911,961 Common and 324,741 Class B shares at October 31, 2012 and 2,911,564 Common and 324,741 Class B shares at July 31, 2012)	(55,217)	(55,208)
Total Stockholders’ Equity	89,038	85,308

Total Liabilities & Stockholders’ Equity	$174,708	$174,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended October 31,
	2012	2011

Net Sales	$61,417	$59,582
Cost of Sales	(44,186)	(45,379)
Gross Profit	17,231	14,203
Selling, General and Administrative Expenses	(10,820)	(12,407)
Capacity Rationalization Charges	(12)	—
Income from Operations	6,399	1,796

Other Income (Expense)
Interest expense	(481)	(524)
Interest income	9	8
Other, net	130	193
Total Other Income (Expense), Net	(342)	(323)

Income Before Income Taxes	6,057	1,473
Income taxes	(1,605)	(398)
Net Income	4,452	1,075

Retained Earnings
Balance at beginning of period	122,901	121,388
Cash dividends declared and treasury stock issuances	(1,157)	(1,207)
Balance at end of period	$126,196	$121,256

Net Income Per Share
Basic Common	$0.69	$0.16
Basic Class B	$0.52	$0.12
Diluted	$0.64	$0.15
Average Shares Outstanding
Basic Common	4,879	5,114
Basic Class B	1,943	1,920
Diluted	6,879	7,100

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended October 31,
	2012	2011

Net Income	$4,452	$1,075

Other Comprehensive Income (net of tax):
Unrealized gain (loss) on marketable securities	3	(1)
Pension and postretirement benefits	150	57
Cumulative translation adjustment	16	(193)

Total Comprehensive Income	$4,621	$938

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended October 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2012	2011
Net Income	$4,452	$1,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,255	2,345
Amortization of investment discount	(2)	12
Non-cash stock compensation expense	203	167
Excess tax benefits for share-based payments	(11)	(30)
Deferred income taxes	92	29
Provision for bad debts	34	25
Loss on the sale of fixed assets	10	(2)
Capacity rationalization charges	12	—
(Increase) Decrease in:
Accounts receivable	(1,187)	(2,102)
Inventories	(1,325)	(3,033)
Prepaid expenses	547	715
Other assets	42	(295)
Increase (Decrease) in:
Accounts payable	17	449
Accrued expenses	(1,530)	539
Deferred compensation	209	(81)
Pension and postretirement benefits	674	500
Other liabilities	(68)	64
Total Adjustments	(28)	(698)
Net Cash Provided by Operating Activities	4,424	377

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,157)	(1,611)
Proceeds from sale of property, plant and equipment	4	10
Purchases of investment in short-term securities	(3,480)	(2,465)
Dispositions of investment in short-term securities	4,705	9,900
Net Cash (Used in) Provided by Investing Activities	(928)	5,834

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(2,300)	(2,100)
Dividends paid	(1,155)	(1,130)
Purchase of treasury stock	(9)	—
Proceeds from issuance of treasury stock	—	31
Proceeds from issuance of common stock	62	48
Excess tax benefits for share-based payments	11	30
Net Cash Used in Financing Activities	(3,391)	(3,121)

Effect of exchange rate changes on cash and cash equivalents	(21)	25

Net Increase in Cash and Cash Equivalents	84	3,115
Cash and Cash Equivalents, Beginning of Period	27,093	17,885
Cash and Cash Equivalents, End of Period	$27,177	$21,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 2012 included in our Annual Report on Form 10-K filed with the SEC.

The unaudited condensed consolidated financial statements include the accounts of Oil-Dri Corporation of America and its subsidiaries. All significant intercompany transactions are eliminated. Except as otherwise indicated herein or as the context otherwise requires, references to “Oil-Dri,” the “Company,” “we,” “us” or “our” refer to Oil-Dri Corporation of America and its subsidiaries.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three months ended October 31, 2012 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2013. Certain minor reclassifications have been made to the prior year data to conform to the current year presentation, which had no effect on net earnings or equity reported for any period.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Estimates and assumptions are revised periodically. Actual results could differ from these estimates.

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

We evaluate our allowance for doubtful accounts utilizing a combination of historical experience and periodic review of our accounts receivable aging and specific customer account analysis. A customer account is determined to be uncollectible when we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We maintain and monitor a list of customers whose creditworthiness has diminished.

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

We perform ongoing reclamation activities during the normal course of our overburden removal. As overburden is removed from a pit, it is hauled to previously mined pits and used to refill older sites. This process allows us to continuously reclaim older pits and dispose of overburden simultaneously, thereby minimizing our liability for future reclamation costs.

2. CAPACITY RATIONALIZATION CHARGES

We recorded approximately $12,000 of expense during the first quarter of fiscal 2013 related to the relocation of production of our industrial floor absorbent and cat litter products from our facility located in Mounds, Illinois, to our plants located in Mississippi, which we announced in fiscal 2012. These costs are shown as “Capacity Rationalization Charges” on the condensed Consolidated Statements of Income and Retained Earnings. Allocation of these expenses between operating segments is impracticable due to the shared nature of our production facilities. In addition, we expect to incur an additional estimated $45,000 of expense for asset write-off and employee relocation during the remainder of fiscal 2013 related to this production relocation.

Following is a rollforward of the reserve included in Other Accrued Expenses on the condensed Consolidated Balance Sheets as of October 31, 2012 (in thousands).

Severance and other employee related costs
Reserve balance at July 31, 2012	$413
Charges against reserve	$(253)
Reserve balance at October 31, 2012	$160

3. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

For this Quarterly Report on Form 10-Q, we adopted the Financial Accounting Standards Board (“FASB”) guidance issued under Accounting Standards Codification (“ASC”) 220, Comprehensive Income: Presentation of Comprehensive Income. In accordance with the new requirements and consistent with our past practice, we elected to present the components of net income and other comprehensive income in two separate consecutive statements. The components recognized in net income or other comprehensive income did not change and there was no impact on our condensed consolidated financial statements as a result of adopting this new guidance.

For our annual goodwill impairment test performed during the first quarter of fiscal 2013, we considered the FASB guidance issued under ASC 350, Testing Goodwill for Impairment, which provides the option to first assess qualitative factors to determine if the annual two-step test of goodwill for impairment must be performed. We did not elect to perform a qualitative assessment and continued to perform the two-step test to measure potential goodwill impairment. There was no impact on our condensed consolidated financial statements as a result of this new guidance.

Recently Issued Accounting Standards

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

4. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	October 31, 2012	July 31, 2012
Finished goods	$12,597	$11,313
Packaging	4,041	3,982
Other	4,360	4,378
	$20,998	$19,673

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at October 31, 2012 and July 31, 2012 were $411,000 and $281,000, respectively.

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

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at October 31, 2012 (in thousands)
	Total	Level 1	Level 2
Assets
Cash equivalents	$13,107	$13,107	$—
Marketable equity securities	78	78	—
Cash surrender value of life insurance	4,271	—	4,271

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

Cash surrender value of life insurance is classified as Level 2. The value was determined by the underwriting insurance company’s valuation models, which take into account the passage of time, mortality tables, interest rates, cash values for paid-up additions and dividend accumulations. The cash surrender value represents the guaranteed value we would receive upon surrender of these policies held on former key employees as of October 31, 2012. The cash surrender value of life insurance is included in other assets on the condensed Consolidated Balance Sheets.

The investment in short-term securities on the condensed Consolidated Balance Sheets includes U.S. Treasury securities, certificates of deposit and debt securities. We have the ability to hold our investment in short-term securities to maturity and intend to do so; therefore, these investments were reported at amortized cost on the condensed Consolidated Balance Sheets, which approximated fair value as of October 31, 2012. These balances are excluded from the above table.

Accounts receivable and accounts payable balances on the condensed Consolidated Balance Sheets approximate their fair values at October 31, 2012 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

The carrying values of notes payable approximated their fair values at October 31, 2012 and are excluded from the above table. The estimated fair value of notes payable, including current maturities, was $29,471,000 as of October 31, 2012. Our debt does not trade on a daily basis in an active market, therefore the fair value estimate is based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

We apply fair value techniques on a non-recurring basis associated with: (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	PENSION PLAN (in thousands)		POSTRETIREMENT HEALTH PLAN (in thousands)
	For the Three Months Ended October 31,
	2012	2011	2012	2011
Service cost	$459	$359	$34	$26
Interest cost	388	403	24	26
Expected return on plan assets	(382)	(371)	—	—
Amortization of:
Net transition obligation	—	—	4	4
Prior service costs	3	3	—	—
Other actuarial loss	222	77	13	8
Net periodic benefit cost	$690	$471	$75	$64

Our plan covering postretirement health benefits is an unfunded plan. We have funded the pension plan based upon actuarially determined contributions that take into account the normal cost and the minimum and maximum contribution requirements of various regulations. We did not make a contribution to our pension plan during the first quarter ended October 31, 2012. We intend to make contributions to the pension plan during the current fiscal year approximately equal to the annual actuarial determined cost. We currently estimate this amount to be approximately $1,880,000; this estimate will be updated upon completion of the actuarial valuation in the second quarter of fiscal 2013. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

Assumptions used in the previous calculations were as follows:

	PENSION PLAN		POSTRETIREMENT HEALTH BENEFITS
	For the Three Months Ended October 31,
	2012	2011	2012	2011
Discount rate for net periodic benefit cost	3.75%	5.25%	3.75%	5.25%
Rate of increase in compensation levels	3.50%	4.00%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—

The medical cost trend assumption for postretirement health benefits was 8.0%. The graded trend rate is expected to decrease to an ultimate rate of 5.0% in fiscal 2019.

7. OPERATING SEGMENTS

We have two operating segments: (1) Retail and Wholesale Products and (2) Business to Business Products. These segments are managed separately because each business has different customer characteristics. Net sales and operating income for each segment are provided below. Revenues by product line are not provided because it would be impracticable to do so. The accounting policies of the segments are the same as those described in Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

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

			Assets
			October 31, 2012	July 31, 2012
			(in thousands)
Business to Business Products			$44,848	$44,250
Retail and Wholesale Products			80,949	79,658
Unallocated Assets			48,911	50,359
Total Assets			$174,708	$174,267

	For the Three Months Ended October 31,
	Net Sales		Income
	2012	2011	2012	2011
	(in thousands)
Business to Business Products	$21,782	$20,934	$7,523	$7,440
Retail and Wholesale Products	39,635	38,648	4,524	(1,219)
Total Sales	$61,417	$59,582
Corporate Expenses			(5,636)	(4,425)
Capacity Rationalization Charges			(12)	—
Income from Operations			6,399	1,796
Total Other Expense, Net			(342)	(323)
Income before Income Taxes			6,057	1,473
Income Taxes			(1,605)	(398)
Net Income			$4,452	$1,075

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

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (the “2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500. Stock options have been granted to our outside directors with a vesting period of one year and stock options granted to employees generally vest 25% two years after the grant date and in each of the three following anniversaries of the grant date. In addition, shares of restricted shares have been issued under the 2006 Plan as described in the restricted stock section below.

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors' Plan”) provides for grants of stock options to directors, who are considered employees. Stock options have been granted to our directors with a one year vesting period. There are no shares available for future grants under this plan. All shares of stock issued under the Directors' Plan were from treasury stock.

A summary of stock option transactions as of October 31, 2012 is shown below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options Outstanding, July 31, 2012	147	$11.89	2.2	$1,473
Exercised	(5)	$12.37		$48
Options outstanding, October 31, 2012	142	$11.87	1.9	$1,492
Options exercisable, October 31, 2012	142	$11.87	1.9	$1,492

The amount of cash received from the exercise of stock options during the first quarter of fiscal 2013 was $61,000 and the related tax benefit was $13,000. The amount of cash received from the exercise of stock options during the first quarter of fiscal 2012 was $66,000 and the related tax benefit was $47,000.

Restricted Stock

All of our non-vested restricted stock as of October 31, 2012 was issued under the 2006 Plan with vesting periods between two and five years.

Under the 2006 Plan, 7,000 restricted shares of Class B Stock were granted in the first quarter of fiscal 2013 and 8,000 restricted shares of Common Stock were granted in the first quarter of fiscal 2012.

Included in our stock-based compensation expense in the first quarter of fiscal years 2013 and 2012 was $203,000 and $164,000, respectively, related to non-vested restricted stock.

A summary of restricted stock transactions under the plan is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2012	132	$21.68
Vested	(27)	$21.75
Granted	7	$22.90
Non-vested restricted stock outstanding at October 31, 2012	112	$21.75

9. SUBSEQUENT EVENT

On December 4, 2012 our Board of Directors declared accelerated cash dividends of $0.36 per share of Common Stock and $0.27 per share of Class B Stock, which reflect dividends for the third and fourth quarters of fiscal 2013. These dividends will be payable on December 28, 2012, to stockholders of record at the close of business on December 14, 2012. This is not a special dividend payment nor an increase, but rather an acceleration of the quarterly dividends that would be paid normally over the course of fiscal 2013. The Board of Directors will consider the next regularly scheduled dividend payment at its June 2013 meeting.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other clay-like sorbent materials. Our principal products include cat litter, industrial and automotive floor absorbents, fluids purification and filtration bleaching clays, agricultural and horticultural chemical carriers, animal health and nutrition products and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: Retail and Wholesale Products Group and Business to Business Products Group, as described in Note 6 of the condensed consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2012 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2011

Consolidated net sales for the three months ended October 31, 2012 were $61,417,000, an increase of 3% from net sales of $59,582,000, for the three months ended October 31, 2011. Consolidated net income for the first three months of fiscal 2013 was $4,452,000, compared to $1,075,000 in the first three months of fiscal 2012. Diluted net income per share was $0.64 for the first three months of fiscal 2013 compared to $0.15 for the first three months of fiscal 2012.

Consolidated net sales for the first three months of fiscal 2013 improved due to lower trade spending (trade spending reduces net sales), selling price increases and a favorable product sales mix, defined as a greater proportion of sales from higher priced products. Consolidated net income for the first three months of fiscal 2013 was positively impacted by reduced advertising expense, a decline in packaging costs and the lower cost of fuel used in our manufacturing processes; however, non-fuel manufacturing costs per ton increased. The Retail and Wholesale Products Group's operating income increased significantly due to improved sales and lower advertising costs. The Business to Business Products Group's operating income increased slightly as improved sales were partially offset by higher net costs.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first three months of fiscal 2013 were $21,782,000, an increase of $848,000, or 4%, from net sales of $20,934,000 in the first three months of fiscal 2012. The increase in net sales was attributed to selling price increases and a 2% increase in tons sold. Net sales of animal health and nutrition products increased approximately 29% compared to the first three months of fiscal 2012 due primarily to a favorable product sales mix and higher tons sold. Sales of our enterosorbent animal health products improved in foreign markets. Net sales of agricultural products increased approximately 11% due to 2% more tons sold and a favorable product sales mix. Sales of products used for agricultural chemical carriers and other agricultural applications increased, while net sales of horticultural products decreased. Sales also increased for our engineered granule products used in the professional pesticides and agricultural markets. Our co-packaged traditional coarse cat litter net sales improved 7% due to a 4% increase in tons sold compared to the first quarter last year. Net sales of fluid purification products declined approximately 5% with slightly lower tons sold. This decrease was driven primarily by reduced sales to overseas recycled motor oil customers, which was partially offset by higher sales to customers who process edible oil and petroleum oil.

The Business to Business Products Group’s operating income for the first three months of fiscal 2013 was $7,523,000, an increase of $83,000, or 1%, from operating income of $7,440,000 in the first three months of fiscal 2012. Operating income was positively impacted by the increase in sales described above and by lower per ton packaging and freight costs; however, operating income was negatively impacted by higher material costs per ton. Packaging costs per ton decreased approximately 12% due to fluctuations in the price of paper and resin commodities. Freight costs per ton decreased approximately 10% due to lower costs for shipping our products overseas. Material costs per ton increased approximately 17% due to higher non-fuel manufacturing costs per ton, which exceeded a reduction in the cost per ton of fuel used in manufacturing. See further discussion of manufacturing costs under “Consolidated Results” below.

Selling, general and administrative expenses for the Business to Business Products Group were down slightly compared to the first three months of fiscal 2012.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first three months of fiscal 2013 were $39,635,000, an increase of $987,000, or 3%, from net sales of $38,648,000 for the first three months of fiscal 2012. Net sales increased for our cat litter products, but decreased for our industrial absorbent and sports products. Net sales were even with the prior year for our foreign subsidiaries, as described under “Foreign Operations” below. Overall cat litter net sales increased approximately 5% due to lower trade spending (trade spending reduces net sales), increased selling prices and a favorable product sales mix. These positive factors outweighed an approximate 5% decrease in tons sold. Branded cat litter net sales increased approximately 5% due primarily to our Cat's Pride Fresh & Light scoopable products, which were introduced in the fourth quarter of fiscal 2011. In addition, net sales of private label cat litter increased approximately 2% due primarily to additional sales to existing customers. Industrial absorbents net sales were down approximately 2% compared with the first three months of fiscal 2012 due to a 9% decline in tons sold. Sports products net sales declined as a result of high distributor inventory levels due to dry seasonal conditions.

The Retail and Wholesale Products Group's operating income for the first three months of fiscal 2013 was $4,524,000, an increase of $5,743,000 from an operating loss of $1,219,000 for the first three months of fiscal 2012. The increase was due primarily to the higher sales described above and lower selling, general and administrative expenses discussed below. The Retail and Wholesale Products Group’s combined packaging, freight, and materials costs per ton increased approximately 3% compared to the first three months of fiscal 2012. Freight costs per ton increased approximately 16% due to higher diesel fuel prices and other cost increases in the freight industry which we expect to continue. Material costs per ton were up slightly compared to the prior year as higher non-fuel manufacturing costs per ton exceeded the lower cost per ton of fuel used in manufacturing. See further discussion of manufacturing costs under “Consolidated Results” below. Packaging costs per ton decreased approximately 3% due to fluctuations in the price of paper and resin commodities and supplies.

Selling, general and administrative expenses for the Retail and Wholesale Products Group decreased 45% compared to the first three months of fiscal 2012 due to approximately $2,600,000 lower advertising and promotion expenditures primarily for our Cat's Pride products. We expect increased advertising and promotional expenditures over the remainder of fiscal 2013; however, total advertising and promotional spending is anticipated to be less than in fiscal 2012, but will remain higher than historic levels.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the first three months of fiscal 2013 was 28%, which was higher than the 24% reported in the first three months of fiscal 2012. Gross profit improved due to the higher sales described above and the mix of products sold, which was partially offset by an overall 3% increase in combined packaging, freight and material costs per ton. The change in packaging and freight costs are described in the operating segment discussions above. Overall material costs increased due to a 5% increase in non-fuel manufacturing cost per ton, which exceeded a 30% decrease in the cost per ton of fuel used in our manufacturing processes. We primarily use natural gas in our manufacturing processes to operate kilns that dry our clay. The increase in non-fuel manufacturing cost per ton produced was driven primarily by increased manufacturing and other costs related to products that required purchased additives, fragrances and other materials.

Selling, general and administrative expenses as a percentage of net sales for the first three months of fiscal 2013 were 18%, compared to 21% for the first three months of fiscal 2012. The discussions of the segments' operating income above describe the change in the selling, general and administrative expenses that were allocated to the operating segments, including lower advertising costs in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in the first three months of fiscal 2013 included a higher estimated annual incentive plan bonus accrual. The incentive bonus expense was based on performance targets that are established for the fiscal year.

Interest expense was $43,000 lower for the first three months of fiscal 2013 compared to the same period in fiscal 2012 due to a reduction of notes payable.

Our effective tax rate was 26% of pre-tax income in the first three months of fiscal 2013, compared to 27% for the full year of fiscal 2012. The effective tax rate for fiscal 2013 was estimated based on the projected composition and estimated level of our taxable income for the year.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first three months of fiscal 2013 were $2,847,000 compared to net sales of $2,859,000 during the first three months of fiscal 2012. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales during the first three months of both fiscal 2013 and 2012. Net sales increased 3% for our Canadian subsidiary due to higher sales of branded cat litters. Sales of bleaching earth were down 15% for our United Kingdom subsidiary.

For the first three months of fiscal 2013, our foreign subsidiaries reported a net loss of $167,000, compared to a net loss of $158,000 for the first three months of fiscal 2012. The change in the net loss was due primarily to the decline in sales, which was partially offset by a reduction in overhead costs and favorable exchange rate fluctuations.

Identifiable assets of our foreign subsidiaries as of October 31, 2012 were $8,460,000 compared to $9,712,000 as of October 31, 2011. The decrease is primarily due to lower cash and cash equivalents, accounts receivable and net fixed assets partially offset by increased inventories.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, purchasing real estate, equipment and facilities, funding new product development and investing in infrastructure, repurchases of Common Stock and, from time to time, making acquisitions. During the first three months of fiscal 2013, we principally used cash generated from operations and from previous debt issuances to fund these requirements. We also have the ability to borrow under our credit facilities; however, we have not borrowed under the credit agreement in recent years. Cash and cash equivalents increased $84,000 during the first three months of fiscal 2013 to $27,177,000 at October 31, 2012.

The following table sets forth certain elements of our condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	October 31, 2012	October 31, 2011
Net cash provided by operating activities	$4,424	$377
Net cash (used in) provided by investing activities	(928)	5,834
Net cash used in financing activities	(3,391)	(3,121)
Effect of exchange rate changes on cash and cash equivalents	(21)	25
Net increase in cash and cash equivalents	$84	$3,115

Net cash provided by operating activities

For the first three months of fiscal years 2013 and 2012, the primary components of operating cash flows were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $1,156,000 in the first three months of fiscal 2013 compared to an increase of $2,077,000 in the first three months of fiscal 2012. The change in both periods is due to the level and timing of sales and collections and the payment terms provided to various customers.

Inventories increased $1,325,000 in the first three months of fiscal 2013 compared to an increase of $3,033,000 in the same period in fiscal 2012. Finished goods inventories increased in the first three months of fiscal 2013 due to higher costs and to meet increased sales requirements. Finished goods, packaging and additive inventories increased significantly in the first three months of fiscal 2012 due to increased stocking of both our new Cat's Pride products and agricultural products to meet forecasted needs.

Prepaid expenses decreased $547,000 in the first three months of fiscal 2013 compared to a decrease of $715,000 in the first three months of fiscal 2012. A decrease in prepaid income taxes and deferred trade spending in the first three months of fiscal 2013 exceeded an increase in prepaid insurance. In the first three months of fiscal 2012, a decrease in deferred advertising costs outweighed an increase in prepaid insurance. Prepaid insurance increased in both periods due the timing of insurance premium payments.

Other assets decreased $42,000 in the first three months of fiscal 2013 compared to an increase of $295,000 in the first three months of fiscal 2012. The change in other assets for both periods included the effect of currency exchange rate fluctuations on non-cash assets held by our foreign subsidiaries. The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar resulted in a decrease in other assets in the first three months of fiscal 2013 compared to an increase in the same period in fiscal 2012.

Accounts payable increased $17,000 in the first three months of fiscal 2013 compared to an increase of $449,000 in the first three months of fiscal 2012. Trade payables in both fiscal 2013 and fiscal 2012 varied due to timing of payments, cost fluctuations for goods and services we purchased and our production volume levels. A higher accrual for income taxes also contributed to the increase in the first three months of fiscal 2013.

Accrued expenses decreased $1,530,000 in the first three months of fiscal 2013 compared to an increase of $539,000 in the first three months of fiscal 2012. Accrued salaries included the bonus accrual, which in the first three months of both fiscal 2013 and 2012 decreased by the payout of the prior fiscal year's bonus accrual and increased by the current fiscal year's first three months' bonus accrual. The bonus paid out in fiscal 2013 was substantially greater than the bonus paid out in fiscal 2012. Accrued freight varied in both years due to the timing of payments and shipments at quarter-end. Accrued trade promotions and advertising increased significantly in the first three months of fiscal 2012 due to marketing programs for our Cat's Pride cat litter.

Deferred compensation increased $209,000 in the first three months of fiscal 2013 compared to a decrease of $81,000 in the first three months of fiscal 2012. In the first three months of both fiscal 2013 and 2012, deferred compensation balances were reduced by scheduled payouts and were increased by employee deferrals and interest earned on accumulated deferred compensation balances. The decrease in the first three months of fiscal 2012 includes the payout of executive deferred bonus awards under our annual incentive plan.

Pension and other postretirement liabilities increased $674,000 in the first three months of fiscal 2013 compared to an increase of $500,000 in the first three months of fiscal 2012. A lower discount rate required for actuarial calculation of postretirement benefit obligations resulted in a higher accrual for fiscal 2013.

Other liabilities decreased $68,000 in the first three months of fiscal 2013 compared to an increase of $64,000 in the first three months of fiscal 2012. The change in other liabilities included the effect of currency exchange rate fluctuations on the liabilities of our foreign subsidiaries. The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar resulted in a decrease in other liabilities in the first three months of fiscal 2013 compared to an increase in the same period of fiscal 2012.

Net cash (used in) provided by investing activities

Cash used in investing activities was $928,000 in the first three months of fiscal 2013 compared to net cash provided by investing activities of $5,834,000 in the first three months of fiscal 2012. Dispositions of investment securities exceeded purchases by $1,225,000 and $7,435,000 in the first three months of fiscal 2013 and 2012, respectively. Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities. Cash used for capital expenditures of $2,157,000 in the first three months of fiscal 2013 was primarily for replacement of machinery at our manufacturing facilities. Cash used for capital expenditures of $1,611,000 for the same period in fiscal 2012 included new product-related projects at our manufacturing facilities and replacement of machinery.

Net cash used in financing activities

Cash used in financing activities was $3,391,000 in the first three months of fiscal 2013 compared to cash used in financing activities of $3,121,000 in the first three months of fiscal 2012. Payments on long-term debt in the first three months of fiscal 2013 were $2,300,000 compared to $2,100,000 in the first three months of fiscal 2012. Dividend payments in the first three months of fiscal 2013 of $1,155,000 were higher than the $1,130,000 paid during the same period of fiscal 2012 due to a dividend rate increase. Proceeds from issuance of Common Stock and treasury stock in connection with stock option exercises were $62,000 and $79,000 in the first three months of fiscal 2013 and 2012, respectively.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,538,000 at October 31, 2012 were lower than the October 31, 2011 balances of $2,413,000 due to continuing operating losses as discussed in “Foreign Operations” above.

We have a $15,000,000 unsecured revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”) which will expire on December 31, 2014. The credit agreement provides that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. The credit agreement also allows us to obtain foreign letters of credit when necessary. At October 31, 2012, the variable rates would have been 3.25% for BMO Harris’ prime-based rate or 2.17% for LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under the credit agreement during the three months ended October 31, 2012 and 2011 and we were in compliance with its covenants.

As of October 31, 2012, we had remaining authority to repurchase 320,053 shares of Common Stock under a repurchase plan approved by our Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations for at least the next 12 months. We expect cash requirements for capital expenditures in fiscal 2013 to be higher than in fiscal 2012 due to projects at our manufacturing facilities; however, we expect the increase in capital expenditures to be more than offset by a reduction in spending for advertising and promotions.We expect increased advertising and promotional expenditures over the remaining three quarters of fiscal 2013; however, total advertising and promotional spending is anticipated to be less than in fiscal 2012, but will remain higher than historic levels. Our capital requirements are subject to change as business conditions warrant and opportunities arise. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments at October 31, 2012 for the time-frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$27,400,000	$5,000,000	$6,983,000	$6,167,000	$9,250,000
Interest on Long-Term Debt	4,778,000	1,218,000	1,718,000	1,109,000	733,000
Operating Leases	8,886,000	1,622,000	3,256,000	2,507,000	1,501,000
Total Contractual Cash Obligations	$41,064,000	$7,840,000	$11,957,000	$9,783,000	$11,484,000

We did not make a contribution to our defined benefit pension plan during the first three months of fiscal 2013; however, we estimate contributions of approximately $1,880,000 will be made during fiscal 2013. The contributions estimate will be updated upon completion of the actuarial valuation in the second quarter of fiscal 2013. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$29,043,000	$29,043,000	$—	$—	$—

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates and assumptions are revised periodically. Actual results could differ from these estimates.

See the information concerning our critical accounting policies included under “Management’s Discussion of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

Recently Adopted Accounting Standards

For this Quarterly Report on Form 10-Q, we adopted the FASB guidance issued under ASC 220, Comprehensive Income: Presentation of Comprehensive Income. In accordance with the new requirements and consistent with our past practice, we elected to present the components of net income and other comprehensive income in two separate consecutive statements. The components recognized in net income or other comprehensive income did not change and there was no impact on our condensed consolidated financial statements as a result of adopting this new guidance.

For our annual goodwill impairment test performed during the first quarter of fiscal 2013, we considered the FASB guidance issued under ASC 350, Testing Goodwill for Impairment, which provides the option to first assess qualitative factors to determine if the annual two-step test of goodwill for impairment must be performed. We did not elect to perform a qualitative assessment and continued to perform the two-step test to measure potential goodwill impairment. There was no impact on our condensed consolidated financial statements as a result of this new guidance.

Recently Issued Accounting Standards

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

We are exposed to foreign currency fluctuation risk, primarily U.S. Dollar/British Pound, U.S. Dollar/Euro and U.S. Dollar/Canadian Dollar, as it relates to certain accounts receivables and to our foreign operations. We are also subject to translation exposure of our foreign subsidiaries’ financial statements. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated sales or net income. In addition, a small portion of our consolidated accounts receivable are denominated in foreign currencies. In the first quarter of fiscal 2013 we entered into two derivative contracts to reduce our exposure to fluctuations in the exchange rate of the Euro compared to the U.S. Dollar. These contracts expired prior to October 31, 2012 and one immaterial transaction was executed per the contractual terms. We believe that the overall foreign currency fluctuation risk is not material to our consolidated financial statements.

We are exposed to market risk as it relates to the investments of plan assets under our defined benefit pension plan. The fair value of these assets is subject to change due to fluctuations in the financial markets. A lower asset value may increase our pension expense and may increase the amount and accelerate the timing of future funding contributions.

We are exposed to regulatory risk in the fluid purification, animal health and agricultural markets, principally as a result of the risk of increasing regulation of the food chain throughout the world, but particularly in the United States and Europe. We actively monitor developments in this area, both directly and through trade organizations of which we are a member.

We are exposed to commodity price risk with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and, consistent with our past practice, we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. We have not purchased any natural gas contracts for our planned kiln fuel needs for fiscal 2013. We continue to purchase natural gas at spot rates on a month to month basis.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2012, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarizes our Common Stock purchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES [1]
	(a)	(b)	(c)	(d)
For the Three Months Ended October 31, 2012	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]
August 1, 2012 to August 31, 2012	397	$21.40	397	320,053
September 1, 2012 to September 30, 2012	—	$—	—	320,053
October 1, 2012 to October 31, 2012	—	$—	—	320,053

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. We did not repurchase any shares of our Class B Stock during the period in question, and no shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Note 7 of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012 filed with the SEC.

2 On March 10, 2010, our Board of Directors authorized the repurchase of 250,000 shares of Common Stock. All shares under this authorization have been repurchased. Additional repurchases of 250,000 shares each were authorized by our Board of Directors on March 11, 2011 and June 14, 2012. These authorizations do not have a stated expiration date. The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under these authorizations. We do not have any current authorization from our Board of Directors to repurchase shares of Class B Stock, and no shares of Class A Common Stock are currently outstanding.

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

Dated:  December 7, 2012

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

Note: Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213, by telephone at (312) 321-1515 or by e-mail to info@oildri.com.