Form 10-Q
period 2013-01-31
OIL DRI CORP OF AMERICA
filed 2013-03-11
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended January 31, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2013.

Common Stock – 4,918,843 Shares and Class B Stock – 2,069,746 Shares

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

Cat’s Pride, Fresh & Light and Oil-Dri are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

ASSETS	January 31, 2013	July 31, 2012
Current Assets
Cash and cash equivalents	$25,430	$27,093
Investment in short-term securities	10,388	9,163
Accounts receivable, less allowance of $635 and $626 at January 31, 2013 and July 31, 2012, respectively	31,004	30,225
Inventories	22,186	19,673
Deferred income taxes	2,611	2,611
Prepaid repairs expense	3,305	3,549
Prepaid expenses and other assets	2,253	2,888
Total Current Assets	97,177	95,202

Property, Plant and Equipment
Cost	180,467	176,707
Less accumulated depreciation and amortization	(115,350)	(112,254)
Total Property, Plant and Equipment, Net	65,117	64,453

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of $414 and $409 at January 31, 2013 and July 31, 2012, respectively	591	576
Debt issuance costs, net of accumulated amortization of $417 and $380 at January 31, 2013 and July 31 2012, respectively	348	385
Licensing agreements and non-compete agreements, net of accumulated amortization of $1,736 and $1,611 at January 31, 2013 and July 31, 2012, respectively	503	627
Deferred income taxes	2,880	3,224
Other	4,640	4,638
Total Other Assets	14,124	14,612

Total Assets	$176,418	$174,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	January 31, 2013	July 31, 2012
Current Liabilities
Current maturities of notes payable	$5,000	$3,800
Accounts payable	6,172	6,700
Dividends payable	—	1,154
Accrued expenses:
Salaries, wages and commissions	6,423	6,201
Trade promotions and advertising	4,245	3,302
Freight	1,990	2,585
Other	5,565	5,380
Total Current Liabilities	29,395	29,122

Noncurrent Liabilities
Notes payable	22,400	25,900
Deferred compensation	8,398	8,117
Pension and postretirement benefits	24,823	24,241
Other	1,561	1,579
Total Noncurrent Liabilities	57,182	59,837

Total Liabilities	86,577	88,959

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,832,410 shares at January 31, 2013 and 7,786,241 shares at July 31, 2012	783	779
Class B Stock, par value $.10 per share, issued 2,394,487 shares at January 31, 2013 and 2,374,859 shares at July 31, 2012	240	237
Additional paid-in capital	30,691	29,759
Restricted unearned stock compensation	(1,969)	(2,214)
Retained earnings	125,997	122,901
Accumulated Other Comprehensive Income:
Unrealized gain on marketable securities	71	72
Pension and postretirement benefits	(11,291)	(11,591)
Cumulative translation adjustment	595	573
Less Treasury Stock, at cost (2,913,567 Common and 324,741 Class B shares at January 31, 2013 and 2,911,564 Common and 324,741 Class B shares at July 31, 2012)	(55,276)	(55,208)
Total Stockholders’ Equity	89,841	85,308

Total Liabilities & Stockholders’ Equity	$176,418	$174,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except per share amounts)
(unaudited)

	For the Six Months Ended January 31,
	2013	2012

Net Sales	$122,539	$119,785
Cost of Sales	(89,039)	(91,028)
Gross Profit	33,500	28,757
Selling, General and Administrative Expenses	(23,654)	(22,132)
Capacity Rationalization Charges	(62)	—
Income from Operations	9,784	6,625

Other Income (Expense)
Interest expense	(927)	(1,028)
Interest income	17	14
Other, net	214	141
Total Other Income (Expense), Net	(696)	(873)

Income Before Income Taxes	9,088	5,752
Income taxes	(2,490)	(1,438)
Net Income	6,598	4,314

Retained Earnings
Balance at beginning of period	122,901	121,388
Cash dividends declared and treasury stock issuances	(3,502)	(2,339)
Balance at end of period	$125,997	$123,363

Net Income Per Share
Basic Common	$1.02	$0.65
Basic Class B	$0.77	$0.49
Diluted	$0.94	$0.60
Average Shares Outstanding
Basic Common	4,887	5,119
Basic Class B	1,960	1,929
Diluted	6,904	7,114

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Six Months Ended January 31,
	2013	2012

Net Income	$6,598	$4,314

Other Comprehensive Income (net of tax):
Unrealized loss on marketable securities	(2)	(4)
Pension and postretirement benefits	300	117
Cumulative translation adjustment	23	(227)

Total Comprehensive Income	$6,919	$4,200

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For the Three Months Ended January 31,
	2013	2012

Net Sales	$61,122	$60,203
Cost of Sales	(44,853)	(45,649)
Gross Profit	16,269	14,554
Selling, General and Administrative Expenses	(12,834)	(9,725)
Capacity Rationalization Charges	(50)	—
Income from Operations	3,385	4,829

Other Income (Expense)
Interest expense	(446)	(504)
Interest income	8	6
Other, net	84	(52)
Total Other Income (Expense), Net	(354)	(550)

Income Before Income Taxes	3,031	4,279
Income taxes	(885)	(1,040)
Net Income	$2,146	$3,239

Net Income Per Share
Basic Common	$0.33	$0.49
Basic Class B	$0.25	$0.36
Diluted	$0.31	$0.45
Average Shares Outstanding
Basic Common	4,896	5,124
Basic Class B	1,976	1,938
Diluted	6,922	7,128

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For the Three Months Ended January 31,
	2013	2012

Net Income	$2,146	$3,239

Other Comprehensive Income (net of tax):
Unrealized loss on marketable securities	(5)	(3)
Pension and postretirement benefits	150	60
Cumulative translation adjustment	7	(34)

Total Comprehensive Income	$2,298	$3,262

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended January 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2013	2012
Net Income	$6,598	$4,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,475	4,634
Amortization of investment net (discount) premium	(3)	17
Non-cash stock compensation expense	413	340
Excess tax benefits for share-based payments	(199)	(45)
Deferred income taxes	184	65
Provision for bad debts	36	45
Loss on the sale of fixed assets	7	147
Capacity rationalization charges	62	—
(Increase) Decrease in:
Accounts receivable	(812)	265
Inventories	(2,513)	(2,410)
Prepaid expenses	879	2,417
Other assets	24	(349)
Increase (Decrease) in:
Accounts payable	(168)	(179)
Accrued expenses	690	(98)
Deferred compensation	281	116
Pension and postretirement benefits	882	952
Other liabilities	(25)	50
Total Adjustments	4,213	5,967
Net Cash Provided by Operating Activities	10,811	10,281

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,009)	(3,512)
Proceeds from sale of property, plant and equipment	34	23
Purchases of investment in short-term securities	(12,147)	(10,565)
Dispositions of investment in short-term securities	10,925	17,420
Net Cash (Used in) Provided by Investing Activities	(6,197)	3,366

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(2,300)	(2,100)
Dividends paid	(4,630)	(2,262)
Purchase of treasury stock	(175)	—
Proceeds from issuance of treasury stock	82	31
Proceeds from issuance of common stock	571	90
Excess tax benefits for share-based payments	199	45
Net Cash Used in Financing Activities	(6,253)	(4,196)

Effect of exchange rate changes on cash and cash equivalents	(24)	23

Net (Decrease) Increase in Cash and Cash Equivalents	(1,663)	9,474
Cash and Cash Equivalents, Beginning of Period	27,093	17,885
Cash and Cash Equivalents, End of Period	$25,430	$27,359

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and six months ended January 31, 2013 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2013. Certain minor reclassifications have been made to the prior year data to conform to the current year presentation, which had no effect on net earnings or equity reported for any period.

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

As part of our overall operations, we mine sorbent materials on property that we either own or lease. A significant part of our overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material that is then used in a majority of our production processes. These stripping costs are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred. The pre-production overburden removal costs associated with opening a new mine are deferred as prepaid expense and amortized.

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

2. CAPACITY RATIONALIZATION CHARGES

We recorded approximately $50,000 of expense during the second quarter of fiscal 2013 and $62,000 of expense during the first six months of fiscal 2013 related to the relocation of production of our industrial floor absorbent and cat litter products from our facility located in Mounds, Illinois, to our plants located in Mississippi, which we announced in fiscal 2012. These costs are shown as “Capacity Rationalization Charges” on the condensed Consolidated Statements of Income and Retained Earnings. Allocation of these expenses between operating segments is impracticable due to the shared nature of our production facilities. In addition, we expect to incur an additional estimated $2,000 of expense for employee relocation during the remainder of fiscal 2013.

Following is a rollforward of the reserve included in Other Accrued Expenses on the condensed Consolidated Balance Sheets as of January 31, 2013 (in thousands).

Severance and other employee related costs
Reserve balance at July 31, 2012	$413
Charges against reserve	$(394)
Reserve balance at January 31, 2013	$19

3. NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standard Board (“FASB”) issued guidance under Accounting Standard Codification (“ASC”) 220, Comprehensive Income-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires presentation by the respective line items of net income, either on the face of the statement where net income is presented or in the notes, information about significant amounts required under U.S. GAAP to be reclassified out of accumulated other comprehensive income in their entirety. For amounts not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. These presentation requirements will be effective for our quarter ending April 30, 2013 and will not have a significant impact on our consolidated financial statements.

In July 2012, the FASB issued guidance under ASC 350, Testing Indefinite-Lived Intangible Assets for Impairment, that provides the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the second, quantitative impairment test. If, based on the qualitative assessment of events or circumstances, an entity determines it is more likely than not that the indefinite-lived intangible asset's fair value is more than its carrying amount, then it is not necessary to perform the quantitative impairment test. However, if an entity concludes otherwise, then the quantitative impairment test must also be performed to identify and measure any potential impairment amount. We are currently evaluating the impact this guidance will have on our annual indefinite-lived intangible asset impairment testing for our fiscal year 2014 beginning August 1, 2013.

4. INVENTORIES

The composition of inventories is as follows (in thousands of dollars):

	January 31, 2013	July 31, 2012
Finished goods	$13,177	$11,313
Packaging	4,519	3,982
Other	4,490	4,378
	$22,186	$19,673

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at January 31, 2013 and July 31, 2012 were $484,000 and $281,000, respectively.

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

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at January 31, 2013 (in thousands)
	Total	Level 1	Level 2
Assets
Cash equivalents	$15,879	$15,879	$—
Marketable equity securities	74	74	—
Cash surrender value of life insurance	4,296	—	4,296

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

Cash surrender value of life insurance is classified as Level 2. The value was determined by the underwriting insurance company’s valuation models, which take into account the passage of time, mortality tables, interest rates, cash values for paid-up additions and dividend accumulations. The cash surrender value represents the guaranteed value we would receive upon surrender of these policies held on former key employees as of January 31, 2013. The cash surrender value of life insurance is included in other assets on the condensed Consolidated Balance Sheets.

The investment in short-term securities on the condensed Consolidated Balance Sheets includes U.S. Treasury securities, certificates of deposit and debt securities. We have the ability to hold our investment in short-term securities to maturity and intend to do so; therefore, these investments were reported at amortized cost on the condensed Consolidated Balance Sheets, which approximated fair value as of January 31, 2013. These balances are excluded from the above table.

Accounts receivable and accounts payable balances on the condensed Consolidated Balance Sheets approximate their fair values at January 31, 2013 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

The carrying values of notes payable approximated their fair values at January 31, 2013 and are excluded from the above table. The estimated fair value of notes payable, including current maturities, was $29,144,000 as of January 31, 2013. Our debt does not trade on a daily basis in an active market, therefore the fair value estimate is based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

We apply fair value techniques on a non-recurring basis associated with: (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	PENSION PLAN (in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2013	2012	2013	2012
Service cost	$417	$303	$876	$662
Interest cost	384	405	772	808
Expected return on plan assets	(373)	(369)	(755)	(740)
Amortization of:
Prior service costs	4	4	7	7
Other actuarial loss	220	82	442	159
Net periodic benefit cost	$652	$425	$1,342	$896

	POSTRETIREMENT HEALTH PLAN (in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2013	2012	2013	2012
Service cost	$34	$26	$68	$52
Interest cost	24	26	48	52
Amortization of:
Net transition obligation	4	4	8	8
Other actuarial loss	13	7	26	15
Net periodic benefit cost	$75	$63	$150	$127

Our plan covering postretirement health benefits is an unfunded plan. We have funded the pension plan based upon actuarially determined contributions that take into account the normal cost and the minimum and maximum contribution requirements of various regulations. We contributed $427,000 to our pension plan during the second quarter ended January 31, 2013. We intend to make contributions to the pension plan during the current fiscal year approximately equal to the annual actuarial determined cost. We currently estimate this amount to be approximately $780,000 for the remainder of fiscal 2013. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

Assumptions used in the previous calculations were as follows:

	PENSION PLAN		POSTRETIREMENT HEALTH BENEFITS
	For the Three and Six Months Ended January 31,
	2013	2012	2013	2012
Discount rate for net periodic benefit cost	3.75%	5.25%	3.75%	5.25%
Rate of increase in compensation levels	3.50%	4.00%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—

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

We do not rely on any operating segment asset allocations and we do not consider them meaningful because of the shared nature of most of our production facilities; however, we have estimated the segment asset allocations below for those assets for which we can reasonably determine. The unallocated asset category is the remainder of our total assets. The asset allocation is estimated and is not a measure used by our chief operating decision maker about allocating resources to the operating segments or in assessing their performance. The corporate expenses line includes certain unallocated expenses, primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as research and development, information systems, finance, legal, human resources and customer service. Corporate expenses also include the estimated annual incentive plan bonus accrual.

			Assets
			January 31, 2013	July 31, 2012
			(in thousands)
Business to Business Products			$45,471	$44,250
Retail and Wholesale Products			80,130	79,658
Unallocated Assets			50,817	50,359
Total Assets			$176,418	$174,267

	For the Six Months Ended January 31,
	Net Sales		Income
	2013	2012	2013	2012
	(in thousands)
Business to Business Products	$43,497	$42,237	$14,624	$13,867
Retail and Wholesale Products	79,042	77,548	6,460	1,839
Total Sales	$122,539	$119,785
Corporate Expenses			(11,238)	(9,081)
Capacity Rationalization Charges			(62)	—
Income from Operations			9,784	6,625
Total Other Expense, Net			(696)	(873)
Income before Income Taxes			9,088	5,752
Income Taxes			(2,490)	(1,438)
Net Income			$6,598	$4,314

	For the Three Months Ended January 31,
	Net Sales		Income
	2013	2012	2013	2012
	(in thousands)
Business to Business Products	$21,715	$21,303	$7,101	$6,427
Retail and Wholesale Products	39,407	38,900	1,936	3,058
Total Sales	$61,122	$60,203
Corporate Expenses			(5,602)	(4,656)
Capacity Rationalization Charges			(50)	—
Income from Operations			3,385	4,829
Total Other Expense, Net			(354)	(550)
Income before Income Taxes			3,031	4,279
Income Taxes			(885)	(1,040)
Net Income			$2,146	$3,239

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

Stock Options

A summary of stock option transactions as of January 31, 2013 is shown below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options outstanding, July 31, 2012	147	$11.89	2.2	$1,473
Exercised	(65)	$10.09		$991
Options outstanding, January 31, 2013	82	$13.31	2.3	$1,184
Options exercisable, January 31, 2013	82	$13.31	2.3	$1,184

The amount of cash received from the exercise of stock options during the second quarter of fiscal 2013 was $591,000 and the related tax benefit was $255,000. The amount of cash received from the exercise of stock options during the second quarter of fiscal 2012 was $55,000 and the related tax benefit was $18,000. The amount of cash received from the exercise of stock options during the first six months of fiscal 2013 was $652,000 and the related tax benefit was $268,000. The amount of cash received from the exercise of stock options during the first six months of fiscal 2012 was $121,000 and the related tax benefit was $65,000.

Restricted Stock

All of our non-vested restricted stock as of January 31, 2013 was issued under the 2006 Plan with vesting periods between 2 years and 5 years.

Under the 2006 Plan, no new restricted shares of common stock were granted in the second quarter of either fiscal 2013 or fiscal 2012. In the first quarter of fiscal 2013, 7,000 restricted shares of Class B Stock were granted. In the first quarter of fiscal 2012, 8,000 restricted shares of Common Stock were granted.

Included in our stock-based compensation expense in the second quarter of fiscal years 2013 and 2012 was $210,000 and $170,000, respectively, related to non-vested restricted stock. In the first six months of fiscal years 2013 and 2012, the expense related to the unvested restricted stock was $413,000 and $334,000, respectively.

A summary of restricted stock transactions under the plan is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2012	132	$21.68
Vested	(27)	$21.75
Granted	7	$22.90
Non-vested restricted stock outstanding at January 31, 2013	112	$21.75

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2013 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2012

Consolidated net sales for the six months ended January 31, 2013 were $122,539,000, an increase of 2% from net sales of $119,785,000, for the six months ended January 31, 2012. Consolidated net income for the first six months of fiscal 2013 was $6,598,000, compared to $4,314,000 in the first six months of fiscal 2012. Diluted net income per share was $0.94 for the first six months of fiscal 2013 compared to $0.60 for the first six months of fiscal 2012.

Consolidated net sales for the first six months of fiscal 2013 improved due to lower trade spending (trade spending, which includes coupons, slotting, and cooperative marketing programs, reduces net sales), selling price increases and a favorable product sales mix, defined as a greater proportion of sales from higher priced products. Consolidated net income for the first six months of fiscal 2013 was positively impacted by the lower cost of fuel used in our manufacturing processes, as well as by lower non-fuel manufacturing costs. Operating income increased for both the Retail and Wholesale Products Group and the Business to Business Products Group compared to the first six months of fiscal 2012.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first six months of fiscal 2013 were $43,497,000, an increase of $1,260,000, or 3%, from net sales of $42,237,000 in the first six months of fiscal 2012. Net sales of animal health and nutrition products increased approximately 19% compared to the first six months of fiscal 2012 due primarily to 8% more tons sold and higher selling prices. Sales of our enterosorbent and other animal health products improved in both domestic and foreign markets. Net sales of fluid purification products increased approximately 3% due to 7% more tons sold primarily to edible oil and petroleum oil processors, including several new customers. These increased sales were partially offset by lower sales to overseas recycled motor oil customers. Our co-packaged traditional coarse cat litter net sales improved 7% due to a 4% increase in tons sold and a higher selling price. Net sales of agricultural products decreased approximately 9% due to 13% fewer tons sold. Sales declined for products used in horticultural applications and for agricultural chemical carriers sold to corn root worm producers, while sales of products for other agricultural uses increased. Sales of our engineered granule products also declined in the agricultural markets.

The Business to Business Products Group’s operating income for the first six months of fiscal 2013 was $14,624,000, an increase of $757,000, or 5%, from operating income of $13,867,000 in the first six months of fiscal 2012. Operating income was positively impacted by the increased sales described above, by approximately 3% lower per ton freight costs and by a reduction in the cost of natural gas used to operate kilns that dry our clay. Freight costs declined for our products shipped overseas. Operating income was negatively impacted by approximately 2% higher material costs per ton. Certain products in the Business to Business Products Group received higher fixed manufacturing cost allocations subsequent to the relocation of production between our plants, as discussed in Note 2 of the condensed consolidated financial statements. See further discussion of manufacturing costs under “Consolidated Results” below.

Selling, general and administrative expenses for the Business to Business Products Group were comparable to the first six months of fiscal 2012.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first six months of fiscal 2013 were $79,042,000, an increase of $1,494,000, or 2%, from net sales of $77,548,000 for the first six months of fiscal 2012. Net sales increased for our cat litter products and for our foreign subsidiaries, but decreased for our industrial absorbent products. Net sales for our foreign subsidiaries are described under “Foreign Operations” below. Overall cat litter net sales increased approximately 3% due to lower trade spending (trade spending reduces net sales), higher selling prices and a favorable product sales mix. These positive factors outweighed an approximate 4% decrease in tons sold. Branded cat litter net sales increased approximately 3% due primarily to lower trade spending and higher sales for our Cat's Pride Fresh & Light scoopable products. In addition, net sales of private label cat litter increased approximately 2% due to higher selling prices, which offset a 4% decrease in tons sold. Industrial absorbents net sales were down approximately 4% compared with the first six months of fiscal 2012 due to a 10% decline in tons sold.

The Retail and Wholesale Products Group's operating income for the first six months of fiscal 2013 was $6,460,000, an increase of $4,621,000, from operating income of $1,839,000 for the first six months of fiscal 2012. The Group's operating income was positively impacted by the higher sales described above, lower selling, general and administrative expenses as discussed below, a reduction in the cost of natural gas used to operate kilns that dry our clay and lower packaging costs. Packaging costs per ton decreased approximately 2% due to fluctuations in the price of paper and resin commodities and supplies. The Group's operating income was negatively impacted by approximately 15% higher freight costs per ton due to diesel fuel price and other cost increases in the freight industry which we expect to continue. Material costs per ton were even compared to the prior year as higher costs for purchased additives, fragrances and other materials were offset by other lower non-fuel manufacturing costs per ton. Certain products in the Retail and Wholesale Products Group received lower fixed manufacturing cost allocations subsequent to the relocation of production between plants, as discussed in Note 2 of the condensed consolidated financial statements. See further discussion of manufacturing costs under “Consolidated Results” below.

Selling, general and administrative expenses for the Retail and Wholesale Products Group decreased 5% compared to the first six months of fiscal 2012 due to approximately $260,000 lower advertising and promotion expenditures primarily for our Cat's Pride products. We expect to increase advertising and promotional expenditures over the remainder of fiscal 2013; however, total advertising and promotional spending is anticipated to be less than in fiscal 2012, but will remain higher than historical levels.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the first six months of fiscal 2013 was 27%, which was higher than the 24% reported for the first six months of fiscal 2012. As discussed above, higher sales and lower total costs for packaging contributed to improved gross profit, but were partially offset by higher freight costs. A 2% decrease in non-fuel manufacturing cost per ton produced was driven primarily by lower labor and repair costs, which were partially offset by higher costs of purchased additives, fragrances and other materials due to the mix of products produced. In addition, the cost per ton of natural gas used to operate kilns that dry our clay decreased 19% compared to the first six months of fiscal 2012.

Selling, general and administrative expenses as a percentage of net sales for the first six months of fiscal 2013 were 19%, compared to 18% for the first six months of fiscal 2012. The discussions of the segments' operating income above describe the change in the selling, general and administrative expenses that were allocated to the operating segments. The remaining unallocated corporate expenses in the first six months of fiscal 2013 included a higher estimated annual incentive plan bonus accrual. The incentive bonus expense was based on performance targets that are established for the fiscal year.

Interest expense was $101,000 lower for the first six months of fiscal 2013 compared to the same period in fiscal 2012 due to a reduction of notes payable.

Our effective tax rate was 27% of pre-tax income in the first six months of fiscal 2013, the same rate as the full year of fiscal 2012. The effective tax rate for fiscal 2013 was estimated based on the projected composition and estimated level of our taxable income for the year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2013 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2012

Consolidated net sales for the three months ended January 31, 2013 were $61,122,000, an increase of 2% from net sales of $60,203,000, for the three months ended January 31, 2012. Consolidated net income for the second quarter of fiscal 2013 was $2,146,000, compared to $3,239,000 for the second quarter of fiscal 2012. Diluted net income per share was $0.31 for the second quarter of fiscal 2013 compared to $0.45 for the second quarter of fiscal 2012.

Consolidated net sales for the second quarter of fiscal 2013 improved due to lower trade spending (trade spending reduces net sales) and selling price increases. Consolidated net income for the second quarter of fiscal 2013 was reduced by significantly higher advertising expense, which was partially offset by the lower cost of fuel used in our manufacturing processes, as well as by lower non-fuel manufacturing costs. The Retail and Wholesale Products Group's operating income declined compared to the second quarter of fiscal 2012, while the Business to Business Products Group's operating income increased.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the second quarter of fiscal 2013 were $21,715,000, an increase of $412,000, or 2%, from net sales of $21,303,000 for the second quarter of fiscal 2012. Net sales of animal health and nutrition products increased approximately 10% compared to the first six months of fiscal 2012 due primarily to 18% more tons sold. Sales of our enterosorbent and other animal health products improved in both domestic and foreign markets. Net sales of fluid purification products were approximately 11% higher due primarily to 13% more tons sold. This increase was driven primarily by sales to edible oil and petroleum oil processors, including several new customers. These higher sales were partially offset by lower sales to overseas recycled motor oil customers. Our co-packaged traditional coarse cat litter net sales improved 7% due to a 4% increase in tons sold and higher selling prices. Net sales of agricultural products decreased approximately 24% driven by fewer tons sold. Sales declined for products used in horticultural applications and for agricultural chemical carriers sold to corn root worm producers. In addition, sales of our engineered granule products decreased in the agricultural markets.

The Business to Business Products Group’s operating income for the second quarter of fiscal 2013 was $7,101,000, an increase of $674,000, or 10%, from operating income of $6,427,000 in the second quarter of fiscal 2012. Operating income was positively impacted by the increase in sales described above, by lower material costs and by a reduction in the cost of natural gas used to operate kilns that dry our clay. Material costs were lower due to the mix of products sold and lower non-fuel manufacturing costs, which offset higher fixed manufacturing cost allocations received by some products subsequent to the relocation of production between our plants, as discussed in Note 2 of the condensed consolidated financial statements. See further discussion of manufacturing costs under “Consolidated Results” below. Operating income was negatively impacted by higher packaging costs per ton due to fluctuations in the price of paper commodities and the mix of products manufactured. In addition, freight costs per ton increased due to the cost of diesel fuel and other cost increases in the freight industry.

Selling, general and administrative expenses for the Business to Business Products Group were comparable to the second quarter of fiscal 2012.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the second quarter of fiscal 2013 were $39,407,000, an increase of $507,000, or 1%, from net sales of $38,900,000 for the second quarter of fiscal 2012. Net sales increased for our cat litter products and for our foreign subsidiaries, but decreased for our industrial absorbent products. Our foreign subsidiaries are discussed under “Foreign Operations” below. Overall cat litter net sales increased approximately 1% due to lower trade spending (trade spending reduces net sales) and increased selling prices, which outweighed an approximate 3% decrease in tons sold. Branded cat litter net sales were flat compared to the second quarter of fiscal 2012. Sales continued to increase for our Cat's Pride Fresh & Light scoopable products; however, our other branded scoopable cat litter products experienced strong price competition during the quarter. Net sales of private label cat litter increased approximately 2% due primarily to additional sales to existing customers. Industrial absorbents net sales were down approximately 6% compared with the second quarter of fiscal 2012 due to a 12% decline in tons sold.

The Retail and Wholesale Products Group's operating income for the second quarter of fiscal 2013 was $1,936,000, a decrease of $1,122,000 from operating income of $3,058,000 for the second quarter of fiscal 2012. The decrease was due primarily to higher selling, general and administrative expenses discussed below. In addition, freight cost per ton increased approximately 14% due to the mix of products manufactured, diesel fuel price and other cost increases in the freight industry which we expect to continue. The Group's operating income was positively impacted by the higher sales described above, by a reduction in the cost of natural gas used to operate kilns that dry our clay and by lower packaging costs. Packaging costs per ton decreased approximately 2% due to fluctuations in the price of paper and resin commodities and supplies. Material costs per ton were down 1% as lower non-fuel manufacturing costs per ton offset higher costs for purchased additives, fragrances and other materials. Certain products in the Retail and Wholesale Products Group received lower fixed manufacturing cost allocations subsequent to the relocation of production between plants, as discussed in Note 2 of the condensed consolidated financial statements. See further discussion of manufacturing costs under “Consolidated Results” below.

Selling, general and administrative expenses for the Retail and Wholesale Products Group increased 78% compared to the second quarter of fiscal 2012 due to approximately $2,300,000 higher advertising and promotion expenditures, which were primarily for our Cat's Pride and other branded cat litter products. We expect to increase advertising and promotional expenditures over the remainder of fiscal 2013; however, total advertising and promotional spending is anticipated to be less than in fiscal 2012, but will remain higher than historical levels.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the second quarter of fiscal 2013 was 27%, which was higher than the 24% reported for the second quarter of fiscal 2012. As discussed above, higher sales and lower totals cost for packaging and materials, which were partially offset by higher freight costs, contributed to improved gross profit. A 4% decrease in non-fuel manufacturing cost per ton produced contributed to lower overall material costs. This decrease was driven primarily by lower labor cost per ton, which was partially offset by the mix of products produced requiring more purchased additives, fragrances and other materials. In addition, the cost per ton of natural gas used to operate kilns that dry our clay decreased 7% compared to the second quarter of fiscal 2012.

Selling, general and administrative expenses as a percentage of net sales for the second quarter of fiscal 2013 were 21%, compared to 16% for the second quarter of fiscal 2012. The discussions of the segments' operating income above describe the change in the selling, general and administrative expenses that were allocated to the operating segments, including higher advertising costs in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in the second quarter of fiscal 2013 included a higher estimated annual incentive plan bonus accrual. The incentive bonus expense was based on performance targets that are established for the fiscal year.

Interest expense was $58,000 lower for the second quarter of fiscal 2013 compared to the same period in fiscal 2012 due to a reduction of notes payable.

Our effective tax rate was 29% of pre-tax income in the second quarter of fiscal 2013, compared to 27% for the full year of fiscal 2012. The fiscal 2013 second quarter rate includes an adjustment to bring the six month effective tax rate for fiscal 2013 to a rate of 27%, which was estimated based on the projected composition and estimated level of our taxable income for the year.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first six months of fiscal 2013 were $6,153,000, a 9% increase, compared to net sales of $5,665,000 during the first six months of fiscal 2012. The net sales increase was attributed to 4% more tons sold, price increases and slightly stronger average exchange rates for both the Canadian Dollar and the British Pound relative to the U.S. Dollar. Net sales improved for our Canadian subsidiary due to higher sales of both branded and private label cat litters and for our United Kingdom subsidiary due to increased sales of bleaching earth. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales during the first six months of both fiscal 2013 and 2012.

For the first six months of fiscal 2013, our foreign subsidiaries reported a net loss of $146,000, compared to a net loss of $316,000 for the first six months of fiscal 2012. The change in the net loss was due primarily to the increased sales and a reduction in overhead costs.

Identifiable assets of our foreign subsidiaries as of January 31, 2013 were $8,569,000, compared to $8,900,000 as of January 31, 2012. The decrease is primarily due to lower cash and cash equivalents and net fixed assets, which were partially offset by increased accounts receivable and inventories.

Net sales by our foreign subsidiaries during the second quarter of fiscal 2013 were $3,307,000, an 18% increase, compared to net sales of $2,796,000 during the second quarter of fiscal 2012. The net sales increase was attributed to 11% more tons sold, price increases and stronger average exchange rates for both the Canadian Dollar and the British Pound relative to the U.S. Dollar. Net sales improved for our Canadian subsidiary due to higher sales of both branded and private label cat litters and for our United

Kingdom subsidiary due to increased sales of bleaching earth. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales during the second quarter of both fiscal 2013 and 2012.

For the second quarter of fiscal 2013, our foreign subsidiaries reported net income of $21,000, compared to a net loss of $159,000 for the second quarter of fiscal 2012. The change from net loss to net income was due primarily to the increased sales and a reduction in overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, purchasing real estate, equipment and facilities, funding new product development and investing in infrastructure, repurchases of Common Stock, paying dividends and, from time to time, making acquisitions. During the first six months of fiscal 2013, we principally used cash generated from operations and from previous debt issuances to fund these requirements. We also have the ability to borrow under our credit facilities; however, we have not borrowed under the credit agreement in recent years. Cash and cash equivalents decreased $1,663,000 during the first six months of fiscal 2013 to $25,430,000 at January 31, 2013.

The following table sets forth certain elements of our condensed Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended January 31,
	2013	2012
Net cash provided by operating activities	$10,811	$10,281
Net cash (used in) provided by investing activities	(6,197)	3,366
Net cash used in financing activities	(6,253)	(4,196)
Effect of exchange rate changes on cash and cash equivalents	(24)	23
Net (decrease) increase in cash and cash equivalents	$(1,663)	$9,474

Net cash provided by operating activities

For the first six months of fiscal years 2013 and 2012, the primary components of operating cash flows were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $779,000 in the first six months of fiscal 2013 compared to a decrease of $310,000 in the first six months of fiscal 2012. The change in both periods is due to the level and timing of sales and collections and the payment terms provided to various customers.

Inventories increased $2,513,000 in the first six months of fiscal 2013 compared to an increase of $2,410,000 in the same period in fiscal 2012. Finished goods inventories increased in the first six months of fiscal 2013 due to more tons and the mix of products in inventory, including increased agricultural products to meet forecasted needs. Finished goods and additive inventories increased in the first six months of fiscal 2012 due to higher costs and increased stocking of our Cat's Pride, fluid purification and agricultural products to meet forecasted needs.

Prepaid expenses decreased $879,000 in the first six months of fiscal 2013 compared to a decrease of $2,417,000 in the first six months of fiscal 2012. During the first six months of fiscal 2013, decreases in prepaid income taxes and deferred trade spending exceeded an increase in prepaid insurance. During the first six months of fiscal 2012, a decrease in deferred advertising costs and prepaid income taxes outweighed an increase in prepaid insurance. Advertising and trade spending costs are recognized in accordance with our accounting policies. Prepaid insurance increased in both periods due the timing of insurance premium payments.

Other assets decreased $24,000 in the first six months of fiscal 2013 compared to an increase of $349,000 in the first six months of fiscal 2012. The change in other assets for both periods included the effect of currency exchange rate fluctuations on non-cash assets held by our foreign subsidiaries. The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar resulted in a decrease in other assets in the first six months of fiscal 2013 compared to an increase in the same period in fiscal 2012.

Accounts payable decreased $168,000 in the first six months of fiscal 2013 compared to a decrease of $179,000 in the first six months of fiscal 2012. Trade payables in both fiscal 2013 and fiscal 2012 varied due to timing of payments, cost fluctuations for goods and services we purchased and our production volume levels.

Accrued expenses increased $690,000 in the first six months of fiscal 2013 compared to a decrease of $98,000 in the first six months of fiscal 2012. Accrued salaries included the bonus accrual, which in the first six months of both fiscal 2013 and 2012 decreased by the payout of the prior fiscal year's bonus accrual and increased by the current fiscal year's first six months' bonus accrual. The bonus paid out in fiscal 2013 was substantially greater than the bonus paid out in fiscal 2012; however, the current year's accrual for the first six months of fiscal 2013 was higher than for the same period of fiscal 2012. Accrued trade promotions and advertising in the first six months of both fiscal 2013 and 2012 varied due to marketing programs for our Cat's Pride cat litter. Accrued freight changed in both years due to the timing of payments and shipments at quarter-end. Similar to accounts payable, accrued plant expenses fluctuated due to timing of payments, cost fluctuations for goods and services we purchased and our production levels. Accrued plant expenses increased in the first six months of both fiscal 2013 and 2012.

Deferred compensation increased $281,000 in the first six months of fiscal 2013 compared to an increase of $116,000 in the first six months of fiscal 2012. In the first six months of both fiscal 2013 and 2012, deferred compensation balances were reduced by scheduled payouts and were increased by employee deferrals and interest earned on accumulated deferred compensation balances.

Pension and other postretirement liabilities increased $882,000 in the first six months of fiscal 2013 compared to an increase of $952,000 in the first six months of fiscal 2012. A $427,000 contribution during the first six months of fiscal 2013 partially offset a higher actuarially determined liability due to a lower required discount rate. No contribution was made during the first six months of fiscal 2012. See Note 6 of the notes to the condensed consolidated financial statements for further discussion of our postretirement benefit obligations.

Other liabilities decreased $25,000 in the first six months of fiscal 2013 compared to an increase of $50,000 in the first six months of fiscal 2012. The change in other liabilities included the effect of currency exchange rate fluctuations on the liabilities of our foreign subsidiaries. The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar resulted in a decrease in other liabilities in the first six months of fiscal 2013 compared to an increase in the same period of fiscal 2012.

Net cash (used in) provided by investing activities

Cash used in investing activities was $6,197,000 in the first six months of fiscal 2013 compared to net cash provided by investing activities of $3,366,000 in the first six months of fiscal 2012. Dispositions of investment securities were less than purchases by $1,222,000 and exceeded purchases by $6,855,000 in the first six months of fiscal 2013 and 2012, respectively. Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities. Cash used for capital expenditures of $5,009,000 in the first six months of fiscal 2013 was primarily for improvement and replacement of machinery at our manufacturing facilities. Cash used for capital expenditures of $3,512,000 for the same period in fiscal 2012 included a new storage facility and replacement of machinery at our manufacturing locations.

Net cash used in financing activities

Cash used in financing activities was $6,253,000 in the first six months of fiscal 2013 compared to cash used in financing activities of $4,196,000 in the first six months of fiscal 2012. Payments on long-term debt in the first six months of fiscal 2013 were $2,300,000 compared to $2,100,000 in the first six months of fiscal 2012. Proceeds from issuance of Common Stock and treasury stock in connection with stock option exercises were $653,000 and $121,000 in the first six months of fiscal 2013 and 2012, respectively.

Dividend payments in the first six months of fiscal 2013 of $4,630,000 were higher than the $2,262,000 paid during the same period of fiscal 2012. On December 4, 2012 our Board of Directors declared accelerated cash dividends of $0.36 per share of Common Stock and $0.27 per share of Class B Stock, which reflected dividends for the third and fourth quarters of fiscal 2013. These dividends were payable on December 28, 2012. This was not a special dividend payment nor an increase, but rather an acceleration of the quarterly dividends that would be paid normally over the course of fiscal 2013. The Board of Directors will consider the next regularly scheduled dividend payment at its June 2013 meeting.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,331,000 at January 31, 2013 were lower than the January 31, 2012 balances of $1,939,000 due to continuing operating losses as discussed in “Foreign Operations” above.

We have a $15,000,000 unsecured revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”) which will expire on December 31, 2014. The credit agreement provides that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. The credit agreement also allows us to obtain foreign letters of credit when necessary. At January 31, 2013, the variable rates would have been 3.25% for BMO Harris’ prime-based rate or 2.07% for LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under the credit agreement during the six months ended January 31, 2013 and 2012 and we were in compliance with its covenants.

As of January 31, 2013, we had remaining authority to repurchase 312,197 shares of Common Stock under a repurchase plan approved by our Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. We expect cash requirements for capital expenditures in fiscal 2013 to be higher than in fiscal 2012 due to projects at our manufacturing facilities. We expect increased advertising and promotional expenditures over the remaining two quarters of fiscal 2013; however, total advertising and promotional spending is anticipated to be less than in fiscal 2012, but will remain higher than historical levels. Our capital requirements are subject to change as business conditions warrant and opportunities arise. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments at January 31, 2013 for the time-frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$27,400,000	$5,000,000	$6,983,000	$6,167,000	$9,250,000
Interest on Long-Term Debt	4,778,000	1,218,000	1,718,000	1,109,000	733,000
Operating Leases	9,686,000	2,418,000	3,260,000	2,507,000	1,501,000
Total Contractual Cash Obligations	$41,864,000	$8,636,000	$11,961,000	$9,783,000	$11,484,000

We made a quarterly contribution to our defined benefit pension plan of $427,000 during the first six months of fiscal 2013. We estimate contributions of approximately $780,000 will be made during the remainder of fiscal 2013. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$28,660,000	$26,330,000	$2,330,000	$—	$—

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

Recently Issued Accounting Standards

In February 2013, the FASB issued guidance under ASC 220, Comprehensive Income-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires presentation by the respective line items of net income, either on the face of the statement where net income is presented or in the notes, information about significant amounts required under U.S. GAAP to be reclassified out of accumulated other comprehensive income in their entirety. For amounts not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. These presentation requirements will be effective for our quarter ending April 30, 2013 and will not have a significant impact on our consolidated financial statements.

In July 2012, the FASB issued guidance under ASC 350, Testing Indefinite-Lived Intangible Assets for Impairment, that provides the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the second, quantitative impairment test. If, based on the qualitative assessment of events or circumstances, an entity determines it is more likely than not that the indefinite-lived intangible asset's fair value is more than its carrying amount, then it is not necessary to perform the quantitative impairment test. However, if an entity concludes otherwise, then the quantitative impairment test must also be performed to identify and measure any potential impairment amount. We are currently evaluating the impact this guidance will have on our annual indefinite-lived intangible asset impairment testing for our fiscal year 2014 beginning August 1, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We believe that the market risk arising from holdings of our financial instruments is not material.

We are exposed to foreign currency fluctuation risk, primarily U.S. Dollar/British Pound, U.S. Dollar/Euro and U.S. Dollar/Canadian Dollar, as it relates to certain accounts receivables and to our foreign operations. We are also subject to translation exposure of our foreign subsidiaries’ financial statements. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated sales or net income. In addition, a small portion of our consolidated accounts receivable are denominated in foreign currencies. In the second quarter of fiscal 2013 we entered into two derivative contracts to reduce our exposure to fluctuations in the exchange rate of the Euro compared to the U.S. Dollar. These contracts expired prior to January 31, 2013 and no transactions were executed per the contractual terms. We believe that the overall foreign currency fluctuation risk is not material to our consolidated financial statements.

We are exposed to market risk as it relates to the investments of plan assets under our defined benefit pension plan. The fair value of these assets is subject to change due to fluctuations in the financial markets. A lower asset value may increase our pension expense and may increase the amount of future funding contributions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2013, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarizes our Common Stock purchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES [1]
	(a)	(b)	(c)	(d)
For the Three Months Ended January 31, 2013	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]
November 1, 2012 to November 30, 2012	7,856	$21.25	7,856	312,197
December 1, 2012 to December 31, 2012	—	$—	—	312,197
January 1, 2013 to January 31, 2013	—	$—	—	312,197

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

2 Our Board of Directors authorized repurchases of 250,000 shares on both March 11, 2011 and June 14, 2012. These authorizations do not have a stated expiration date. The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under these authorizations. We do not have any current authorization from our Board of Directors to repurchase shares of Class B Stock, and no shares of Class A Common Stock are currently outstanding.

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

Dated:  March 11, 2013

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