Form 10-Q
period 2013-04-30
OIL DRI CORP OF AMERICA
filed 2013-06-07
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended April 30, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2013.

Common Stock – 4,933,743 Shares and Class B Stock – 2,069,746 Shares

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those statements elsewhere in this report and other documents that we file with the Securities and Exchange Commission (“SEC”), contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Cat’s Pride, Fresh & Light and Oil-Dri are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

ASSETS	April 30, 2013	July 31, 2012
Current Assets
Cash and cash equivalents	$22,649	$27,093
Investment in short-term securities	17,446	9,163
Accounts receivable, less allowance of $658 and $626 at April 30, 2013 and July 31, 2012, respectively	29,784	30,225
Inventories	21,349	19,673
Deferred income taxes	2,611	2,611
Prepaid repairs expense	3,429	3,549
Prepaid expenses and other assets	2,153	2,888
Total Current Assets	99,421	95,202

Property, Plant and Equipment
Cost	182,919	176,707
Less accumulated depreciation and amortization	(117,161)	(112,254)
Total Property, Plant and Equipment, Net	65,758	64,453

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of $420 and $409 at April 30, 2013 and July 31, 2012, respectively	590	576
Debt issuance costs, net of accumulated amortization of $436 and $380 at April 30, 2013 and July 31 2012, respectively	329	385
Licensing agreements and non-compete agreements, net of accumulated amortization of $1,799 and $1,611 at April 30, 2013 and July 31, 2012, respectively	440	627
Deferred income taxes	4,354	3,224
Other	4,800	4,638
Total Other Assets	15,675	14,612

Total Assets	$180,854	$174,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	April 30, 2013	July 31, 2012
Current Liabilities
Current maturities of notes payable	$3,500	$3,800
Accounts payable	6,742	6,700
Dividends payable	—	1,154
Accrued expenses:
Salaries, wages and commissions	8,793	6,201
Trade promotions and advertising	2,916	3,302
Freight	2,285	2,585
Other	6,027	5,380
Total Current Liabilities	30,263	29,122

Noncurrent Liabilities
Notes payable	22,400	25,900
Deferred compensation	8,450	8,117
Pension and postretirement benefits	24,740	24,241
Other	1,551	1,579
Total Noncurrent Liabilities	57,141	59,837

Total Liabilities	87,404	88,959

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,848,310 shares at April 30, 2013 and 7,786,241 shares at July 31, 2012	784	779
Class B Stock, par value $.10 per share, issued 2,394,487 shares at April 30, 2013 and 2,374,859 shares at July 31, 2012	240	237
Additional paid-in capital	31,059	29,759
Restricted unearned stock compensation	(2,072)	(2,214)
Retained earnings	129,248	122,901
Accumulated Other Comprehensive Income:
Unrealized gain on marketable securities	74	72
Pension and postretirement benefits	(11,141)	(11,591)
Cumulative translation adjustment	554	573
Less Treasury Stock, at cost (2,914,567 Common and 324,741 Class B shares at April 30, 2013 and 2,911,564 Common and 324,741 Class B shares at July 31, 2012)	(55,296)	(55,208)
Total Stockholders’ Equity	93,450	85,308

Total Liabilities & Stockholders’ Equity	$180,854	$174,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except per share amounts)
(unaudited)

	For the Nine Months Ended April 30,
	2013	2012

Net Sales	$186,691	$179,565
Cost of Sales	(136,300)	(136,103)
Gross Profit	50,391	43,462
Selling, General and Administrative Expenses	(35,863)	(33,875)
Capacity Rationalization Charges	(70)	—
Income from Operations	14,458	9,587

Other Income (Expense)
Interest expense	(1,374)	(1,557)
Interest income	24	22
Other, net	421	334
Total Other Income (Expense), Net	(929)	(1,201)

Income Before Income Taxes	13,529	8,386
Income taxes	(3,680)	(2,180)
Net Income	9,849	6,206

Retained Earnings
Balance at beginning of period	122,901	121,388
Cash dividends declared and treasury stock issuances	(3,502)	(3,475)
Balance at end of period	$129,248	$124,119

Net Income Per Share
Basic Common	$1.52	$0.93
Basic Class B	$1.14	$0.70
Diluted	$1.40	$0.86
Average Shares Outstanding
Basic Common	4,899	5,118
Basic Class B	1,966	1,932
Diluted	6,916	7,116

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Nine Months Ended April 30,
	2013	2012

Net Income	$9,849	$6,206

Other Comprehensive Income (net of tax):
Unrealized gain on marketable securities	2	7
Pension and postretirement benefits	450	175
Cumulative translation adjustment	(18)	(158)

Total Comprehensive Income	$10,283	$6,230

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For the Three Months Ended April 30,
	2013	2012

Net Sales	$64,152	$59,780
Cost of Sales	(47,261)	(45,075)
Gross Profit	16,891	14,705
Selling, General and Administrative Expenses	(12,209)	(11,743)
Capacity Rationalization Charges	(8)	—
Income from Operations	4,674	2,962

Other Income (Expense)
Interest expense	(447)	(529)
Interest income	7	8
Other, net	207	193
Total Other Income (Expense), Net	(233)	(328)

Income Before Income Taxes	4,441	2,634
Income taxes	(1,190)	(742)
Net Income	$3,251	$1,892

Net Income Per Share
Basic Common	$0.50	$0.28
Basic Class B	$0.37	$0.21
Diluted	$0.46	$0.26
Average Shares Outstanding
Basic Common	4,923	5,115
Basic Class B	1,980	1,938
Diluted	6,938	7,117

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For the Three Months Ended April 30,
	2013	2012

Net Income	$3,251	$1,892

Other Comprehensive Income (net of tax):
Unrealized gain on marketable securities	4	11
Pension and postretirement benefits	150	58
Cumulative translation adjustment	(41)	69

Total Comprehensive Income	$3,364	$2,030

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2013	2012
Net Income	$9,849	$6,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,695	6,940
Amortization of investment net (discount) premium	(5)	17
Non-cash stock compensation expense	616	519
Excess tax benefits for share-based payments	(210)	(56)
Deferred income taxes	(1,235)	103
Provision for bad debts	59	31
(Gain) Loss on the sale of fixed assets	(13)	321
Capacity rationalization charges	70	—
(Increase) Decrease in:
Accounts receivable	385	(1,309)
Inventories	(1,676)	(159)
Prepaid expenses	855	2,059
Other assets	(216)	(409)
Increase (Decrease) in:
Accounts payable	357	324
Accrued expenses	2,481	321
Deferred compensation	333	248
Pension and postretirement benefits	949	359
Other liabilities	(20)	121
Total Adjustments	9,425	9,430
Net Cash Provided by Operating Activities	19,274	15,636

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,805)	(5,452)
Proceeds from sale of property, plant and equipment	62	34
Purchases of investment in short-term securities	(22,923)	(14,043)
Dispositions of investment in short-term securities	14,645	20,820
Net Cash (Used in) Provided by Investing Activities	(16,021)	1,359

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,800)	(3,600)
Dividends paid	(4,630)	(3,395)
Purchase of treasury stock	(175)	(2,481)
Proceeds from issuance of treasury stock	82	31
Proceeds from issuance of common stock	604	161
Excess tax benefits for share-based payments	210	56
Net Cash Used in Financing Activities	(7,709)	(9,228)

Effect of exchange rate changes on cash and cash equivalents	12	(3)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,444)	7,764
Cash and Cash Equivalents, Beginning of Period	27,093	17,885
Cash and Cash Equivalents, End of Period	$22,649	$25,649

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and nine months ended April 30, 2013 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2013. Certain minor reclassifications have been made to the prior year data to conform to the current year presentation, which had no effect on net earnings or equity reported for any period.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Estimates and assumptions are revised periodically. Actual results could differ from these estimates.

Under the terms of our sales agreements with customers, we recognize revenue when risk of loss and title are transferred. An invoice is generated upon shipment that sets the fixed and determinable price. Trade promotion reserves are provided for sales incentives made directly to consumers, such as coupons, and made to customers, such slotting, discounts based on sales volume, cooperative marketing arrangements and other arrangements. Such trade promotion costs are netted against sales. Sales returns and allowances are not material.

Selling, general and administrative expenses include salaries, wages and benefits associated with staff outside the manufacturing and distribution functions, all advertising and marketing-related costs, any miscellaneous trade spending expenses not required to be included in net sales, research and development costs, depreciation and amortization related to assets outside the manufacturing and distribution process and all other non-manufacturing and non-distribution expenses.

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

2. CAPACITY RATIONALIZATION CHARGES

We recorded approximately $8,000 of expense during the third quarter of fiscal 2013 and $70,000 of expense during the first nine months of fiscal 2013 (both amounts are net of an adjustment to reduce the reserve estimate) related to the relocation of production of our industrial floor absorbent and cat litter products from our facility located in Mounds, Illinois, to our plants located in Mississippi, which we announced in fiscal 2012. These costs are shown as “Capacity Rationalization Charges” on the condensed Consolidated Statements of Income and Retained Earnings. Allocation of these expenses between operating segments is impracticable due to the shared nature of our production facilities. No additional material expense is expected to be incurred related to the capacity rationalization.

Following is a rollforward of the reserve included in Other Accrued Expenses on the condensed Consolidated Balance Sheets as of April 30, 2013 (in thousands).

Severance and other employee related costs
Reserve balance at July 31, 2012	$413
Charges against reserve	(403)
Reserve adjustment	(10)
Reserve balance at April 30, 2013	$—

3. NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standard Board (“FASB”) issued guidance under Accounting Standard Codification (“ASC”) 220, Comprehensive Income-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires presentation by the respective line items of net income, either on the face of the statement where net income is presented or in the notes, information about significant amounts required under U.S. GAAP to be reclassified out of accumulated other comprehensive income in their entirety. For amounts not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. These presentation requirements will be effective for our Quarterly Report on Form 10-Q for the quarter ending October 31, 2013 and will not have a significant impact on our Consolidated Financial Statements.

In July 2012, the FASB issued guidance under ASC 350, Testing Indefinite-Lived Intangible Assets for Impairment, that provides the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the second, quantitative impairment test. If, based on the qualitative assessment of events or circumstances, an entity determines it is more likely than not that the indefinite-lived intangible asset's fair value is more than its carrying amount, then it is not necessary to perform the quantitative impairment test. However, if an entity concludes otherwise, then the quantitative impairment test must also be performed to identify and measure any potential impairment amount. We will consider the option provided in this guidance for our annual indefinite-lived asset impairment testing for our fiscal year 2014 beginning August 1, 2013.

4. INVENTORIES

The composition of inventories is as follows (in thousands):

	April 30, 2013	July 31, 2012
Finished goods	$12,323	$11,313
Packaging	4,437	3,982
Other	4,589	4,378
	$21,349	$19,673

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at April 30, 2013 and July 31, 2012 were $434,000 and $281,000, respectively.

5. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are prioritized into categories based on the lowest level of input that is significant to the fair value measurement. The categories in the hierarchy are as follows:

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

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at April 30, 2013
	(in thousands)
	Total	Level 1	Level 2
Assets
Cash equivalents	$12,349	$12,349	$—
Marketable equity securities	77	77	—
Cash surrender value of life insurance	4,406	—	4,406

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

Cash surrender value of life insurance is classified as Level 2. The value was determined by the underwriting insurance company’s valuation models, which take into account the passage of time, mortality tables, interest rates, cash values for paid-up additions and dividend accumulations. The cash surrender value represents the guaranteed value we would receive upon surrender of these policies held on former key employees as of April 30, 2013. The cash surrender value of life insurance is included in other assets on the condensed Consolidated Balance Sheets.

The investment in short-term securities on the condensed Consolidated Balance Sheets includes U.S. Treasury securities, certificates of deposit and debt securities. We have the ability to hold our investment in short-term securities to maturity and intend to do so; therefore, these investments were reported at amortized cost on the condensed Consolidated Balance Sheets, which approximated fair value as of April 30, 2013. These balances are excluded from the above table.

Accounts receivable and accounts payable balances on the condensed Consolidated Balance Sheets approximate their fair values at April 30, 2013 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

The carrying values of notes payable approximated their fair values at April 30, 2013 and are excluded from the above table. The estimated fair value of notes payable, including current maturities, was $27,400,000 as of April 30, 2013. Our debt does not trade on a daily basis in an active market, therefore the fair value estimate is based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

We apply fair value techniques on a non-recurring basis associated with: (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	PENSION PLAN
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2013	2012	2013	2012
Service cost	$437	$331	$1,313	$993
Interest cost	386	405	1,158	1,213
Expected return on plan assets	(377)	(370)	(1,132)	(1,110)
Amortization of:
Prior service costs	4	4	11	11
Other actuarial loss	221	79	663	238
Net periodic benefit cost	$671	$449	$2,013	$1,345

	POSTRETIREMENT HEALTH PLAN
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2013	2012	2013	2012
Service cost	$34	$26	$102	$78
Interest cost	24	27	72	79
Amortization of:
Net transition obligation	4	4	12	12
Other actuarial loss	13	7	39	22
Net periodic benefit cost	$75	$64	$225	$191

Our plan covering postretirement health benefits is an unfunded plan. We have funded the pension plan based upon actuarially determined contributions that take into account the normal cost and the minimum and maximum contribution requirements of various regulations. We contributed $588,000 and $1,014,000 to our pension plan during the three and nine months ended April 30, 2013, respectively. We intend to make contributions to the pension plan approximately equal to the annual actuarial determined cost. We estimate contributions will be $195,000 for the remainder of fiscal 2013. See Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

Assumptions used in the previous calculations were as follows:

	PENSION PLAN		POSTRETIREMENT HEALTH PLAN
	For the Three and Nine Months Ended April 30,
	2013	2012	2013	2012
Discount rate for net periodic benefit cost	3.75%	5.25%	3.75%	5.25%
Rate of increase in compensation levels	3.50%	4.00%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—

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

			Assets
			April 30, 2013	July 31, 2012
			(in thousands)
Business to Business Products			$48,888	$44,250
Retail and Wholesale Products			81,235	79,658
Unallocated Assets			50,731	50,359
Total Assets			$180,854	$174,267

	For the Nine Months Ended April 30,
	Net Sales		Income
	2013	2012	2013	2012
	(in thousands)
Business to Business Products	$68,022	$64,167	$22,581	$20,918
Retail and Wholesale Products	118,669	115,398	9,424	2,279
Total Sales	$186,691	$179,565
Corporate Expenses			(17,477)	(13,610)
Capacity Rationalization Charges			(70)	—
Income from Operations			14,458	9,587
Total Other Expense, Net			(929)	(1,201)
Income before Income Taxes			13,529	8,386
Income Taxes			(3,680)	(2,180)
Net Income			$9,849	$6,206

	For the Three Months Ended April 30,
	Net Sales		Income
	2013	2012	2013	2012
	(in thousands)
Business to Business Products	$24,525	$21,930	$7,957	$7,051
Retail and Wholesale Products	39,627	37,850	2,964	440
Total Sales	$64,152	$59,780
Corporate Expenses			(6,239)	(4,529)
Capacity Rationalization Charges			(8)	—
Income from Operations			4,674	2,962
Total Other Expense, Net			(233)	(328)
Income before Income Taxes			4,441	2,634
Income Taxes			(1,190)	(742)
Net Income			$3,251	$1,892

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

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (the “2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500. Stock options have been granted to our outside directors with a vesting period of one year and stock options granted to employees generally vest 25% two years after the grant date and in each of the three following anniversaries of the grant date. In addition, restricted shares have been issued under the 2006 Plan as described in the restricted stock section below.

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors' Plan”) provides for grants of stock options to directors. Stock options have been granted to our directors with a one year vesting period. There are no shares available for future grants under this plan. All shares of stock issued under the Directors' Plan were from treasury stock.

Stock Options

A summary of stock option transactions as of April 30, 2013 is shown below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options outstanding, July 31, 2012	147	$11.89	2.2	$1,473
Exercised	(68)	$10.05		$1,053
Options outstanding, April 30, 2013	79	$13.49	2.2	$1,101
Options exercisable, April 30, 2013	79	$13.49	2.2	$1,101

The amount of cash received from the exercise of stock options during the third quarter of fiscal 2013 was $34,000 and the related tax benefit was $16,000. The amount of cash received from the exercise of stock options during the third quarter of fiscal 2012 was $71,000 and the related tax benefit was $24,000. The amount of cash received from the exercise of stock options during the first nine months of fiscal 2013 was $686,000 and the related tax benefit was $284,000. The amount of cash received from the exercise of stock options during the first nine months of fiscal 2012 was $192,000 and the related tax benefit was $89,000.

No stock options were granted in the first nine months of fiscal 2013 or 2012 .

Restricted Stock

All of our non-vested restricted stock as of April 30, 2013 was issued under the 2006 Plan with vesting periods between two years and five years.

Under the 2006 Plan, 13,000 restricted shares of Common Stock were granted in the third quarter of fiscal 2013. In the third quarter of fiscal 2012, 18,000 restricted shares of Common Stock and 2,000 restricted shares of Class B stock were granted.

Included in our stock-based compensation expense in the third quarter of fiscal years 2013 and 2012 was $203,000 and $179,000, respectively, related to non-vested restricted stock. In the first nine months of fiscal years 2013 and 2012, the expense related to the unvested restricted stock was $616,000 and $513,000, respectively.

A summary of restricted stock transactions under the plan is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2012	132	$21.68
Vested	(29)	$21.74
Granted	20	$25.03
Forfeitures	(1)	$20.60
Non-vested restricted stock outstanding at April 30, 2013	122	$22.22

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

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other clay-like sorbent materials. Our principal products include cat litter, industrial and automotive floor absorbents, fluids purification and filtration bleaching clays, agricultural and horticultural chemical carriers, animal health and nutrition products and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: Retail and Wholesale Products Group and Business to Business Products Group, as described in Note 7 of the condensed consolidated financial statements.

RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2013 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2012

Consolidated net sales for the nine months ended April 30, 2013 were $186,691,000, an increase of 4% from net sales of $179,565,000 for the nine months ended April 30, 2012. Consolidated net income for the first nine months of fiscal 2013 was $9,849,000 compared to $6,206,000 in the first nine months of fiscal 2012. Diluted net income per share was $1.40 for the first nine months of fiscal 2013 compared to $0.86 for the first nine months of fiscal 2012.

Consolidated net sales for the first nine months of fiscal 2013 improved due to strong growth in our Business to Business Products Group, lower trade spending (trade spending, which includes coupons, slotting, and cooperative marketing programs, reduces net sales), increased selling prices and a favorable product mix, defined as a greater proportion of sales from higher priced products. Consolidated net income for the first nine months of fiscal 2013 was positively impacted by the higher sales, lower advertising and promotion costs and lower cost of fuel used in our manufacturing processes, but was negatively impacted by higher non-fuel manufacturing and freight costs. Operating income improved for both the Retail and Wholesale Products Group and the Business to Business Products Group compared to the first nine months of fiscal 2012.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first nine months of fiscal 2013 were $68,022,000, an increase of $3,855,000, or 6%, from net sales of $64,167,000 in the first nine months of fiscal 2012. Net sales of animal health and nutrition products increased approximately 30% due primarily to 16% more tons sold and a favorable product mix. Sales of our enterosorbent and other animal health products improved in foreign markets, including sales to several new customers. Net sales of fluid purification products grew approximately 8% due to 9% more tons sold, primarily to edible oil, petroleum oil and biodiesel processors. These increased sales were partially offset by lower sales to overseas recycled motor oil customers. Our co-packaged traditional coarse cat litter net sales improved 5% due to a 2% increase in tons sold and a higher selling price. Net sales of agricultural products decreased approximately 7% due to 11% fewer tons sold. Sales declined for products used in horticultural applications, while sales increased for products used for agricultural chemical carriers sold to corn rootworm pesticide producers and for products used for other agricultural purposes. Sales of our engineered granule products also declined in the agricultural markets.

The Business to Business Products Group’s operating income for the first nine months of fiscal 2013 was $22,581,000, an increase of $1,663,000, or 8%, from operating income of $20,918,000 in the first nine months of fiscal 2012. Operating income was positively impacted by the increased sales described above, by approximately 3% lower per ton packaging costs and by the reduced cost of natural gas used to operate kilns that dry our clay. The Group's operating income was negatively impacted by approximately 2% higher freight costs per ton due to increased export business and other cost increases in the freight industry which we expect to continue. In addition, material costs per ton were approximately 5% higher. Certain products in the Business to Business Products

Group received higher fixed manufacturing cost allocations subsequent to the relocation of production between our plants, as discussed in Note 2 of the condensed consolidated financial statements. See further discussion of manufacturing costs under “Consolidated Results” below.

Selling, general and administrative expenses for the Business to Business Products Group increased 3% compared to the first nine months of fiscal 2012 due primarily to costs incurred to increase sales of our animal health and nutrition products in foreign markets.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first nine months of fiscal 2013 were $118,669,000, an increase of $3,271,000, or 3%, from net sales of $115,398,000 for the first nine months of fiscal 2012. Net sales increased for our cat litter products and for our foreign subsidiaries, but decreased for our industrial absorbent products. Net sales for our foreign subsidiaries are described under “Foreign Operations” below. Overall cat litter net sales increased approximately 5% due to lower trade spending (trade spending reduces net sales) and higher selling prices. These positive factors outweighed an approximate 4% decrease in tons sold. Branded cat litter net sales increased approximately 8% due primarily to higher sales of our Cat's Pride Fresh & Light scoopable products and lower trade spending. Net sales of private label cat litter were comparable to the first nine months of fiscal 2012 due to higher selling prices which offset a 5% decrease in tons sold. Industrial absorbents net sales were down approximately 3% due to an 8% decline in tons sold.

The Retail and Wholesale Products Group's operating income for the first nine months of fiscal 2013 was $9,424,000, an increase of $7,145,000 from operating income of $2,279,000 for the first nine months of fiscal 2012. The Group's operating income was positively impacted by the higher sales described above, lower selling, general and administrative expenses, as discussed below, the reduced cost of natural gas used to operate kilns that dry our clay and lower packaging costs. The Group's operating income was negatively impacted by approximately 14% higher freight costs per ton due to more shipments to customers in regions with higher freight costs and cost increases in the freight industry which we expect to continue. In addition, material costs per ton were 3% higher compared to the prior year due to the mix of products produced that required purchased additives, fragrances and other materials; however, certain products in the Retail and Wholesale Products Group received lower fixed manufacturing cost allocations subsequent to the relocation of production between plants, as discussed in Note 2 of the condensed consolidated financial statements. See further discussion of manufacturing costs under “Consolidated Results” below.

Selling, general and administrative expenses for the Retail and Wholesale Products Group decreased 11% compared to the first nine months of fiscal 2012 due to approximately $1,550,000 lower advertising and promotion expenditures, which were primarily for our Cat's Pride and other branded cat litter products. We expect to increase advertising and promotional expenditures over the remainder of fiscal 2013; however, total advertising and promotional spending is anticipated to be less than in fiscal 2012, but will remain higher than historical levels.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the first nine months of fiscal 2013 was 27%, which was higher than the 24% reported for the first nine months of fiscal 2012. Gross profit improved due to higher sales and lower costs for packaging, as discussed above, accompanied by an 8% reduction in the cost of natural gas used to operate kilns that dry our clay. Gross profit was negatively impacted by higher freight costs, as discussed above, and increased material costs. Material costs include a 2% increase in non-fuel manufacturing cost per ton produced, which was driven primarily by the mix of products produced that required purchased additives, fragrances and other materials.

Selling, general and administrative expenses as a percentage of net sales for the first nine months of fiscal 2013 were 19%, the same as for the first nine months of fiscal 2012. The discussions of the segments' operating income above describe the change in the selling, general and administrative expenses that were allocated to the operating segments. The remaining unallocated corporate expenses in the first nine months of fiscal 2013 included a higher estimated annual incentive plan bonus accrual. The incentive bonus expense was based on performance targets that are established for the fiscal year.

Interest expense was $183,000 lower for the first nine months of fiscal 2013 compared to the same period in fiscal 2012 due to a reduction of notes payable.

Our effective tax rate was 27% of pre-tax income in the first nine months of fiscal 2013, the same rate as the full year of fiscal 2012. The effective tax rate for fiscal 2013 was estimated based on the projected composition and estimated level of our taxable income for the year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2013 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2012

Consolidated net sales for the three months ended April 30, 2013 were $64,152,000, an increase of 7% from net sales of $59,780,000 for the three months ended April 30, 2012. Consolidated net income for the third quarter of fiscal 2013 was $3,251,000 compared to $1,892,000 for the third quarter of fiscal 2012. Diluted net income per share was $0.46 for the third quarter of fiscal 2013 compared to $0.26 for the third quarter of fiscal 2012.

Consolidated net sales for the third quarter of fiscal 2013 improved due to strong growth in our Business to Business Products Group, lower trade spending and increased selling prices. Consolidated net income for the third quarter of fiscal 2013 increased due to lower advertising and promotion expense, which was partially offset by the higher costs for fuel used in our manufacturing processes and freight, as well as increased non-fuel manufacturing costs. Operating income improved for both the Retail and Wholesale Products Group and the Business to Business Products Group compared to the third quarter of fiscal 2012.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the third quarter of fiscal 2013 were $24,525,000, an increase of $2,595,000, or 12%, from net sales of $21,930,000 for the third quarter of fiscal 2012. Net sales of animal health and nutrition products increased approximately 52% due primarily to 35% more tons sold and a favorable product mix. Sales of our enterosorbent and other animal health products improved in foreign markets, including sales to several new customers. Net sales of fluid purification products were approximately 18% higher due primarily to 14% more tons sold. This increase was driven primarily by sales to edible oil and petroleum oil processors. These higher sales were partially offset by lower sales to overseas recycled motor oil customers. Our co-packaged traditional coarse cat litter net sales were comparable to the third quarter of the prior year. Net sales of agricultural products decreased approximately 4% driven by 8% fewer tons sold. Sales declines for products used in horticultural applications and for our engineered granule products used in the horticultural markets were partially offset by increased sales of products used for agricultural chemical carriers sold to corn rootworm pesticide producers.

The Business to Business Products Group’s operating income for the third quarter of fiscal 2013 was $7,957,000, an increase of $906,000, or 13%, from operating income of $7,051,000 in the third quarter of fiscal 2012. Operating income was positively impacted by the increase in sales described above and by approximately 8% lower packaging costs per ton due to changes in packaging processes and the mix of products manufactured. Operating income was negatively impacted by approximately 11% higher material costs per ton. Material costs were higher due to the increased cost of natural gas used to operate kilns that dry our clay and higher fixed manufacturing cost allocations received by certain products subsequent to the relocation of production between our plants, as discussed in Note 2 of the condensed consolidated financial statements. See further discussion of manufacturing costs under “Consolidated Results” below. In addition, freight costs per ton increased approximately 12% due to increased export business and cost increases in the freight industry which we expect to continue.

Selling, general and administrative expenses for the Business to Business Products Group increased 9% compared to the third quarter of fiscal 2012 due primarily to costs incurred to increase sales of our animal health and nutrition products in foreign markets.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the third quarter of fiscal 2013 were $39,627,000, an increase of $1,777,000, or 5%, from net sales of $37,850,000 for the third quarter of fiscal 2012. Net sales increased for our cat litter products, but decreased for our foreign subsidiaries. Our foreign subsidiaries are discussed under “Foreign Operations” below. Overall cat litter net sales increased approximately 8% due to lower trade spending (trade spending reduces net sales) and increased selling prices, which outweighed an approximate 5% decrease in tons sold. Branded cat litter net sales increased approximately 19% due primarily to higher sales of our Cat's Pride Fresh & Light scoopable products and lower trade spending. Net sales of private label cat litter decreased approximately 4% due to lower tons sold. Industrial absorbents net sales were comparable with the third quarter of fiscal 2012.

The Retail and Wholesale Products Group's operating income for the third quarter of fiscal 2013 was $2,964,000, an increase of $2,524,000 from operating income of $440,000 for the third quarter of fiscal 2012. The Group's operating income was positively impacted by the higher sales described above and by lower selling, general and administrative expenses, as discussed below. The Group's operating income was negatively impacted by higher costs for freight, materials, packaging and natural gas used to operate kilns that dry our clay. Freight costs increased approximately 13% due to more shipments to customers in regions with higher freight costs and cost increases in the freight industry which we expect to continue. Material costs per ton were 10% higher compared to the prior year due to the mix of products produced that required purchased additives, fragrances and other materials; however, certain products in the Retail and Wholesale Products Group received lower fixed manufacturing cost allocations subsequent to the relocation of production between plants, as discussed in Note 2 of the condensed consolidated financial statements. See further discussion of manufacturing costs under “Consolidated Results” below. Packaging costs increased approximately 2%.

Selling, general and administrative expenses for the Retail and Wholesale Products Group decreased 21% compared to the third quarter of fiscal 2012 due to approximately $1,300,000 lower advertising and promotion expenditures, which were primarily for our Cat's Pride and other branded cat litter products. We expect to increase advertising and promotional expenditures over the remainder of fiscal 2013; however, total advertising and promotional spending is anticipated to be less than in fiscal 2012, but will remain higher than historical levels.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the third quarter of fiscal 2013 was 26%, which was higher than the 25% reported for the third quarter of fiscal 2012. Gross profit improved due primarily to the higher sales, as discussed above. Gross profit was reduced by higher freight costs, as discussed above, increased material costs and a 16% increase in the cost of natural gas used to operate kilns that dry our clay. The increase in material costs included a 5% increase in non-fuel manufacturing cost per ton produced, which was driven primarily by the mix of products produced that required purchased additives, fragrances and other materials.

Selling, general and administrative expenses as a percentage of net sales for the third quarter of fiscal 2013 were 19%, compared to 20% for the third quarter of fiscal 2012. The discussions of the segments' operating income above describe the change in the selling, general and administrative expenses that were allocated to the operating segments, including lower advertising costs in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in the third quarter of fiscal 2013 included a higher estimated annual incentive plan bonus accrual. The incentive bonus expense was based on performance targets that are established for the fiscal year.

Interest expense was $82,000 lower for the third quarter of fiscal 2013 compared to the same period in fiscal 2012 due to a reduction of notes payable and lower interest earned on deferred compensation balances.

Our effective tax rate was 27% of pre-tax income in the third quarter of fiscal 2013, the same as for the full year of fiscal 2012. The tax rate for fiscal 2013 was estimated based on the projected composition and estimated level of our taxable income for the year.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first nine months of fiscal 2013 were $8,875,000, a 5% increase compared to net sales of $8,487,000 during the first nine months of fiscal 2012. Net sales increased for our United Kingdom subsidiary due to 12% more tons sold for industrial and technical products. Our Canadian subsidiary's net sales declined for branded and private label cat litters and for industrial absorbent products. Net sales by our foreign subsidiaries represented 5% of consolidated net sales during the first nine months of both fiscal 2013 and 2012.

Our foreign subsidiaries reported a net loss of $319,000 for the first nine months of fiscal 2013 compared to a net loss of $351,000 for the first nine months of fiscal 2012. The benefits of increased sales and a reduction in selling, general and administrative costs were partially offset by higher cost of goods sold, including fixed costs that continued to be incurred despite lower volume.

Identifiable assets of our foreign subsidiaries as of April 30, 2013 were $8,474,000 compared to $9,157,000 as of April 30, 2012. The decrease is due primarily to lower cash and cash equivalents, net fixed assets and accounts receivable, which were partially offset by increased inventories.

Net sales by our foreign subsidiaries during the third quarter of fiscal 2013 were $2,722,000, a 4% decrease compared to net sales of $2,832,000 during the third quarter of fiscal 2012. The net sales decrease was attributed to 16% fewer tons sold by our Canadian subsidiary and weaker average exchange rates for both the Canadian Dollar and the British Pound relative to the U.S. Dollar. Our Canadian subsidiary's net sales decline was driven by lower sales of private label cat litters, which was partially offset by increased sales at our United Kingdom subsidiary. Net sales by our foreign subsidiaries represented 4% of our consolidated net sales during the third quarter of fiscal 2013 compared to 5% for the same period of fiscal 2012.

Our foreign subsidiaries reported a net loss of $173,000 for the third quarter of fiscal 2013 compared to a net loss of $35,000 for the third quarter of fiscal 2012. The increase in net loss was due primarily to lower sales and higher cost of good sold, including fixed costs that continued to be incurred despite lower volume, which outweighed a reduction in selling, general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, purchasing real estate, equipment and facilities, funding new product development and investing in infrastructure, repurchasing Common Stock, paying dividends and, from time to time, making acquisitions. During the first nine months of fiscal 2013, we principally used cash generated from operations and from previous debt issuances to fund these requirements. We also have the ability to borrow under our credit facilities; however, we have not borrowed under the credit agreement in recent years. Cash and cash equivalents decreased $4,444,000 during the first nine months of fiscal 2013 to $22,649,000 at April 30, 2013.

The following table sets forth certain elements of our condensed Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended April 30,
	2013	2012
Net cash provided by operating activities	$19,274	$15,636
Net cash (used in) provided by investing activities	(16,021)	1,359
Net cash used in financing activities	(7,709)	(9,228)
Effect of exchange rate changes on cash and cash equivalents	12	(3)
Net (decrease) increase in cash and cash equivalents	$(4,444)	$7,764

Net cash provided by operating activities

For the first nine months of fiscal years 2013 and 2012, the primary components of operating cash flows were as follows:

Accounts receivable, less allowance for doubtful accounts, decreased $441,000 in the first nine months of fiscal 2013 compared to an increase of $1,278,000 in the first nine months of fiscal 2012. The change in both periods is due to the level and timing of sales and collections and the payment terms provided to various customers.

Inventories increased $1,676,000 in the first nine months of fiscal 2013 compared to an increase of $159,000 in the same period in fiscal 2012. Finished goods inventory was up due to more in-transit shipments as of April 30, 2013. Packaging and additives inventories increased in the first nine months of fiscal 2013 due to higher costs and the mix of products in inventory. Finished goods inventories increased slightly in the first nine months of fiscal 2012 due to higher costs and to meet higher sales requirements.

Prepaid expenses decreased $855,000 in the first nine months of fiscal 2013 compared to a decrease of $2,059,000 in the first nine months of fiscal 2012. During the first nine months of fiscal 2013, a decrease in prepaid income taxes exceeded an increase in prepaid insurance. During the first nine months of fiscal 2012, a decrease in deferred advertising costs and prepaid income taxes outweighed an increase in prepaid insurance and prepaid repairs expense. Prepaid insurance increased in both periods due the timing of insurance premium payments.

Other assets increased $216,000 in the first nine months of fiscal 2013 compared to an increase of $409,000 in the first nine months of fiscal 2012. The change in other assets for both periods included the effect of currency exchange rate fluctuations on non-cash assets held by our foreign subsidiaries. The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar resulted in a greater increase in other assets in the first nine months of fiscal 2012 compared to the same period in fiscal 2013.

Accounts payable increased $357,000 in the first nine months of fiscal 2013 compared to an increase of $324,000 in the first nine months of fiscal 2012. Trade payables in both periods varied due to timing of payments, cost fluctuations for goods and services we purchased and production volume levels.

Accrued expenses increased $2,481,000 in the first nine months of fiscal 2013 compared to an increase of $321,000 in the first nine months of fiscal 2012. Accrued salaries included the bonus accrual, which in the first nine months of both fiscal 2013 and 2012 decreased by the payout of the prior fiscal year's bonus accrual and increased by the current fiscal year's first nine months' bonus accrual. The bonus accrued in the first nine months of fiscal 2013 was greater than the bonus accrued in the first nine months of fiscal 2012. Accrued trade promotions and advertising in the first nine months of both fiscal 2013 and 2012 varied due to marketing programs primarily for our Cat's Pride cat litter. Accrued trade promotions decreased in the first nine months of fiscal

2013 and increased in the first nine months of fiscal 2012. Accrued freight changed in both years due to the timing of payments and shipments at quarter-end. Similar to accounts payable, accrued plant expenses fluctuated due to timing of payments, cost fluctuations for goods and services we purchased and our production levels. Accrued plant expenses increased in the first nine months of both fiscal 2013 and 2012.

Deferred compensation increased $333,000 in the first nine months of fiscal 2013 compared to an increase of $248,000 in the first nine months of fiscal 2012. Deferred compensation balances in both periods were reduced by scheduled payouts and were increased by employee deferrals and interest earned on accumulated deferred compensation balances.

Pension and other postretirement liabilities increased $949,000 in the first nine months of fiscal 2013 compared to an increase of $359,000 in the first nine months of fiscal 2012. A lower required discount rate for both periods resulted in a higher actuarially determined liability, which was partially offset by total contributions of $1,014,000 and $1,068,000 made during the first nine months of fiscal 2013 and 2012, respectively. See Note 6 of the notes to the condensed consolidated financial statements for further discussion of our postretirement benefit obligations.

Other liabilities decreased $20,000 in the first nine months of fiscal 2013 compared to an increase of $121,000 in the first nine months of fiscal 2012. The change in other liabilities included the effect of currency exchange rate fluctuations on the liabilities of our foreign subsidiaries. The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar resulted in a greater increase in other liabilities in the first nine months of fiscal 2012 compared to the same period of fiscal 2013. Other liabilities also includes our reclamation liability, which did not change in the first nine months of fiscal 2013 but increased in the same period of fiscal 2012.

Net cash (used in) provided by investing activities

Cash used in investing activities was $16,021,000 in the first nine months of fiscal 2013 compared to net cash provided by investing activities of $1,359,000 in the first nine months of fiscal 2012. Purchases of investment securities exceeded dispositions by $8,278,000 and dispositions exceeded purchases by $6,777,000 in the first nine months of fiscal 2013 and 2012, respectively. Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities. Cash used for capital expenditures of $7,805,000 in the first nine months of fiscal 2013 was primarily for replacement of machinery at our manufacturing facilities. Cash used for capital expenditures of $5,452,000 for the same period in fiscal 2012 included a new storage facility and replacement of machinery at our manufacturing locations.

Net cash used in financing activities

Cash used in financing activities was $7,709,000 in the first nine months of fiscal 2013 compared to cash used in financing activities of $9,228,000 in the first nine months of fiscal 2012. Dividend payments in the first nine months of fiscal 2013 of $4,630,000 were higher than the $3,395,000 paid during the same period of fiscal 2012. On December 4, 2012 our Board of Directors declared accelerated cash dividends of $0.36 per share of Common Stock and $0.27 per share of Class B Stock, which reflected dividends for the third and fourth quarters of fiscal 2013. These dividends were payable on December 28, 2012. This was not a special dividend payment nor an increase, but rather an acceleration of the quarterly dividends that would be paid normally over the course of fiscal 2013. The Board of Directors will consider the next regularly scheduled dividend payment at its June 2013 meeting.

Cash used to purchase treasury stock in the first nine months of fiscal 2013 was $175,000 compared to $2,481,000 in the first nine months of fiscal 2012. Proceeds from issuance of Common Stock and treasury stock in connection with stock option exercises were $686,000 and $192,000 in the first nine months of fiscal 2013 and 2012, respectively.

Total cash and investment balances held by our foreign subsidiaries of $1,567,000 at April 30, 2013 were lower than the April 30, 2012 balances of $2,152,000 due to continuing operating losses as discussed in “Foreign Operations” above.

Other

We have a $15,000,000 unsecured revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”) which will expire on December 31, 2014. The credit agreement provides that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. The credit agreement also allows us to obtain foreign letters of credit when necessary. At April 30, 2013, the variable rates would have been 3.25% for BMO Harris’ prime-based rate or 1.97% for LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under the credit agreement during the nine months ended April 30, 2013 and 2012 and we were in compliance with its covenants.

As of April 30, 2013, we had remaining authority to repurchase 312,197 shares of Common Stock under a repurchase plan approved by our Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. We expect cash requirements for capital expenditures in fiscal 2013 to be higher than in fiscal 2012 due to projects at our manufacturing facilities. We expect increased advertising and promotional expenditures over the remaining quarter of fiscal 2013; however, total advertising and promotional spending is anticipated to be less than in fiscal 2012, but will remain higher than historical levels. Our capital requirements are subject to change as business conditions warrant and opportunities arise. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments at April 30, 2013 for the time-frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$25,900,000	$3,500,000	$6,983,000	$6,167,000	$9,250,000
Interest on Long-Term Debt	4,144,000	1,065,000	1,543,000	987,000	549,000
Operating Leases	10,177,000	2,884,000	3,280,000	2,511,000	1,502,000
Total Contractual Cash Obligations	$40,221,000	$7,449,000	$11,806,000	$9,665,000	$11,301,000

We made total contributions to our defined benefit pension plan of $1,014,000 during the first nine months of fiscal 2013. We estimate contributions of approximately $195,000 will be made during the remainder of fiscal 2013. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$26,882,000	$26,882,000	$—	$—	$—

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

Recently Issued Accounting Standards

In February 2013, the FASB issued guidance under ASC 220, Comprehensive Income-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires presentation by the respective line items of net income, either on the face of the statement where net income is presented or in the notes, information about significant amounts required under U.S. GAAP to be reclassified out of accumulated other comprehensive income in their entirety. For amounts not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. These presentation requirements will be effective for our Quarterly Report on Form 10-Q for the quarter ending October 31, 2013 and will not have a significant impact on our Consolidated Financial Statements.

In July 2012, the FASB issued guidance under ASC 350, Testing Indefinite-Lived Intangible Assets for Impairment, that provides the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the second, quantitative impairment test. If, based on the qualitative assessment of events or circumstances, an entity determines it is more likely than not that the indefinite-lived intangible asset's fair value is more than its carrying amount, then it is not necessary to perform the quantitative impairment test. However, if an entity concludes otherwise, then the quantitative impairment test must also be performed to identify and measure any potential impairment amount. We will consider the option provided in this guidance for our annual indefinite-lived asset impairment testing for our fiscal year 2014 beginning August 1, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We believe that the market risk arising from holdings of our financial instruments is not material.

We are exposed to foreign currency fluctuation risk, primarily U.S. Dollar/British Pound, U.S. Dollar/Euro and U.S. Dollar/Canadian Dollar, as it relates to certain accounts receivables and to our foreign operations. We are also subject to translation exposure of our foreign subsidiaries’ financial statements. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated sales or net income. In addition, a small portion of our consolidated accounts receivable are denominated in foreign currencies. In the third quarter of fiscal 2013 we entered into two derivative contracts to reduce our exposure to fluctuations in the exchange rate of the Euro compared to the U.S. Dollar. These contracts expired prior to April 30, 2013 and no transactions were executed per the contractual terms. We believe that the overall foreign currency fluctuation risk is not material to our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  June 7, 2013

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