Form 10-K
period 2013-07-31
OIL DRI CORP OF AMERICA
filed 2013-10-11
CIK 74046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 31, 2013 was $134,341,000.

Number of shares of each class of Oil-Dri’s capital stock outstanding as of September 30, 2013:

          Common Stock – 4,949,243 shares

          Class B Stock – 2,069,746 shares

          Class A Common Stock – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference: Oil-Dri’s Proxy Statement for its 2013 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) not later than November 28, 2013 (120 days after the end of Oil-Dri’s fiscal year ended July 31, 2013), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

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

TRADEMARK NOTICE

Agsorb, Amlan, Calibrin, Cat’s Pride, ConditionAde, Flo-Fre, Fresh & Light, Jonny Cat, KatKit, Oil-Dri, Pel-Unite, Perform, Pro Mound, Pure-Flo, Rapid Dry, Select, Terra-Green, Ultra-Clear and Verge are all registered trademarks of Oil-Dri Corporation of America or of its subsidiaries. MD-09, Pro’s Choice and Saular are trademarks of Oil-Dri Corporation of America. Fresh Step is a registered trademark of The Clorox Company (“Clorox”).

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

GENERAL BUSINESS DEVELOPMENTS

During fiscal 2013 we experienced strong sales growth in global markets for products in our Business to Business Products Group. Also contributing to fiscal 2013 results were reduced trade spending and lower advertising in our Retail and Wholesale Products Group, following substantial promotions spending in fiscal 2012 for our new Cat's Pride Fresh & Light products. In fiscal 2013, we completed the production relocation of certain products between our manufacturing facilities, which started at the end of fiscal 2012, with minimal additional transition costs. See Note 2 of the Notes to the Consolidated Financial Statements for further information about the production relocation charge. In addition, our fiscal 2013 results reflected the benefit from the utilization of a portion of our domestic alternative minimum tax (“AMT”) attributes, which resulted in a significantly lower effective tax rate. See Note 6 of the Notes to the Consolidated Financial Statements for further discussion of our income taxes. During fiscal 2013 we experienced certain cost increases to produce and transport our products. We expect transportation cost increases to continue due to recent trends and regulations in the freight industry and our concerted efforts to enhance customer service. In addition, advertising and promotions spending in fiscal 2014 is expected to be greater than in fiscal 2013.

We maintained a strong balance sheet in fiscal 2013. Cash, cash equivalents and short-term investments increased during the year even as we invested in our capital assets, paid higher dividends and repaid debt. We estimate cash requirements for capital expenditures in fiscal 2014 to be higher than in fiscal 2013 due to projects at our manufacturing facilities.

PRINCIPAL PRODUCTS

We are a leader in developing, manufacturing and marketing sorbent products. Our sorbent products are principally produced from clay minerals, primarily consisting of montmorillonite and attapulgite and, to a lesser extent, other clay-like sorbent materials, such as Antelope shale, which we refer to collectively as our “clay” or our “minerals.” Our sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of our absorbent clay products are Cat’s Pride and Jonny Cat branded premium cat litter, as well as other private label cat litters. We also produce Oil-Dri branded floor absorbents, Agsorb and Verge agricultural chemical carriers and ConditionAde and Calibrin enterosorbents used in animal feed. Adsorbent products attract impurities in liquids, such as metals and surfactants, and form low-level chemical bonds. Examples of our adsorbent products are Oil-Dri synthetic sorbents, which are used for industrial cleanup, and Pure-Flo, Perform and Select bleaching clay products, which act as a filtration media for edible oils, fats and tallows. Also, our Ultra-Clear product serves as a purification aid for petroleum-based oils and by-products. Our absorbent and adsorbent products are described in more detail below.

Agricultural and Horticultural Products

We produce a wide range of granular and powdered mineral absorbent products that are used as carriers for crop protection chemicals, drying agents, bulk processing aids, growing media components and seed enhancement media. Our brands include: Agsorb, an agricultural chemical carrier and drying agent; Verge, an engineered granule agricultural chemical carrier; Flo-Fre, a highly absorbent microgranule flowability aid; Terra-Green, a growing media supplement; and Pel-Unite, an animal feed binder.

Agsorb and Verge carriers are used as an alternative to agricultural sprays. The clay granules absorb active ingredients and are then delivered directly into, or on top of, the ground providing a more precise application than chemical sprays. Verge carriers are spherical, uniform-sized granules with very low dust. Agsorb drying agent is blended into fertilizer-pesticide blends applied by farmers to absorb moisture and improve flowability. Agsorb also acts as a flowability aid for fertilizers and chemicals used in the lawn and garden market. Flo-Fre microgranules are used by grain processors and other large handlers of bulk products to soak up excess moisture preventing caking. We employ technical sales people to market these products in the United States.

Animal Health and Nutrition Products

We produce several products used in the livestock feed industry under the Amlan trademark. Calibrin and ConditionAde enterosorbent products are used in animal feed to absorb naturally-occurring mycotoxins found in feed. These products work to improve animal health and productivity. Our MD-09 moisture manager product is a feed additive for the reduction of wet droppings in poultry. Pel-Unite and Pel-Unite Plus products are specialized animal feed binders used in the manufacture of pelleted feeds. These products are sold through a network of feed products distributors in the United States and primarily through exclusive distribution agreements with animal health and nutrition products distributors in Latin America, Africa, the Middle East and Asia.

Bleaching Clay and Purification Aid Products

We produce an array of bleaching, purification and filtration applications used by edible oil, jet fuel and other petroleum-based product processors around the world. Bleaching clays are used by edible oil processors to adsorb soluble contaminants that create oxidation problems. Our Pure-Flo and Perform bleaching clays remove impurities, such as trace metals, chlorophyll and color bodies, in various types of edible oils. Perform products provide increased activity for hard-to-bleach oils. Our Select adsorbents are used to remove contaminants in vegetable oil processing and can be used to prepare oil prior to the creation of biodiesel fuel. Our Ultra-Clear product is used as a filtration and purification medium for jet fuel and other petroleum-based products. These products are marketed in the United States and in international markets. The products are supported by our team of technical sales employees as well as by agent representatives and the services of our research and development group.

Cat Litter Products

We produce two types of mineral-based cat litter products, traditional coarse and scoopable, both of which have absorbent and odor controlling characteristics. Scoopable litters have the additional characteristic of clumping when exposed to moisture, allowing the consumer to selectively dispose of the used portion of the litter. Our coarse and scoopable products are sold under our Cat’s Pride and Jonny Cat brand names. At the end of fiscal 2013, we added a paper-based cat litter to our Cat's Pride product line. We also package and market Cat’s Pride KatKit and Jonny Cat cat litter in a disposable tray, as well as Cat's Pride and Jonny Cat litter pan liners. We manufacture Fresh Step brand coarse cat litter for Clorox, as discussed below. We also produce private label cat litters for other customers that are sold through independent food brokers and our sales force to major retail outlets.

We have two long-term supply arrangements (one of which is material to our business) under which we manufacture branded traditional litters for other marketers. Under these co-manufacturing relationships, the marketer controls all aspects of sales, marketing, and distribution, as well as the odor control formula, and we are responsible for manufacturing. The long-term supply agreement that is material to our business is with Clorox, under which we have the exclusive right to supply Clorox’s requirements for Fresh Step coarse cat litter up to certain levels.

Industrial and Automotive Sorbent Products

We manufacture or purchase products from clay, polypropylene and recycled cotton materials that absorb oil, grease, water and other types of spills. These products are used in industrial, home and automotive environments. Our clay-based sorbent products, such as Oil-Dri branded floor absorbent, are used for floor maintenance in industrial applications to provide a non-slip and non-flammable surface for workers. These floor absorbents are also used in automotive repair facilities, car dealerships and other industrial applications, as well as for home use in garages and driveways. Our Oil-Dri branded polypropylene-based and cotton-based products are sold in various forms, such as pads, rolls, socks, booms and spill kits.

Industrial and automotive sorbent products are sold through a distribution network that includes industrial, auto parts, safety, sanitary supply, chemical and paper distributors. These products are also sold through environmental service companies, mass merchandisers, catalogs and the Internet.

Sports Products

Pro’s Choice sports field products are used on baseball, softball, football and soccer fields. Pro’s Choice soil conditioners are used in field construction or as top dressing to absorb moisture, suppress dust and improve field performance. Pro Mound packing clay is used to construct pitcher’s mounds and batter’s boxes. Rapid Dry drying agent is used to dry up puddles and slick spots after rain. Sports products are used at all levels of play, including professional, college and high school and on municipal fields. These products are sold through a network of distributors specializing in sports turf products.

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

FOREIGN OPERATIONS

Our wholly-owned subsidiary, Oil-Dri Canada ULC, is a manufacturer and marketer of branded and private label cat litter in the Canadian marketplace. Among its leading brands are Saular, Cat’s Pride and Jonny Cat. Our Canadian business also manufactures or purchases and sells industrial granule floor absorbents, synthetic polypropylene sorbent materials and agricultural chemical carriers.

Our wholly-owned subsidiary, Oil-Dri (U.K.) Limited, is a manufacturer and marketer of industrial floor absorbents, bleaching earth and cat litter. These products are marketed in the United Kingdom and Western Europe. Oil-Dri (U.K.) Limited also sells synthetic polypropylene sorbent materials, filtration units and plastic containment products.

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

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (“Walmart”) and its affiliates accounted for approximately 20%, 22% and 21% of our total net sales for the fiscal years ended July 31, 2013, 2012 and 2011, respectively. Walmart is a customer in our Retail and Wholesale Products Group segment. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales; however, sales to Clorox (a customer in our Business to Business Products Group) and its affiliates accounted for approximately 7%, 7% and 8% of total net sales for fiscal years 2013, 2012 and 2011, respectively. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customer other than those described in this paragraph would not be expected to have a material adverse effect on our business.

COMPETITION

Price, customer service, marketing, technical support, product quality and distribution resources are the principal methods of competition in our markets and competition historically has been very vigorous. Some of our competitors, particularly in the sale of cat litter (the largest product in our Retail and Wholesale Products Group), have substantially greater financial resources or market presence and have established brands.

In our Retail and Wholesale Products Group, we have five principal competitors, including one which is also a customer of ours. The overall cat litter market has been stable in recent years. Scoopable products have a majority of the cat litter market share followed by traditional coarse products. The overwhelming majority of all cat litter is mineral based; however, cat litters based on alternative strata such as paper, various agricultural waste products and silica gels have niche positions. The consumer trend away from regional grocery stores towards large national retailers, such as supercenter-type stores, dollar stores and pet specialty stores, has presented competitive challenges as well as opportunities. These retailers enjoy substantial negotiating leverage over their suppliers, including us; however, our operations support nation-wide distribution, which gives us a potential advantage over smaller and regional manufacturers.

In the Business to Business Products Group, we have 16 principal competitors. Our agricultural chemical carrier products have experienced competition from new engineered granular technologies in the agricultural and horticultural markets. Our bleaching clay and fluids purification products are sold in a highly cost competitive global marketplace. Performance is a primary competitive factor for these products. The animal health portion of this segment also operates in a global marketplace with price and performance competition from multi-national and local competitors.

PATENTS

We have obtained or applied for patents for certain of our processes and products sold to customers in both the Retail and Wholesale Products Group and the Business to Business Products Group. These patents expire at various times, including fiscal 2014. We expect no material impact on our business from the expiration of patents this year.

BACKLOG; SEASONALITY

As of July 31, 2013, 2012 and 2011, our backlog of orders were valued at approximately $8,503,000, $4,741,000 and $5,145,000, respectively. The value of backlog orders is determined by the number of tons on backlog order and the net selling prices. The backlog order value increase as of July 31, 2013 reflected both a greater number of tons and higher net selling prices. All backlog orders are expected to be filled within the next 12 months. We consider our business, taken as a whole, to be moderately seasonal; however, business activities of certain customers (such as agricultural chemical manufacturers) are subject to such seasonal factors as crop acreage planted, product formulation cycles and weather conditions.

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

RESERVES

We mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California; we also have reserves in Nevada, Oregon and Tennessee. We estimate our proven mineral reserves as of July 31, 2013 are approximately 149,690,000 tons in aggregate and our probable reserves are approximately 138,100,000 tons in aggregate, for a total of 287,790,000 tons of mineral reserves. Based on our rate of consumption during fiscal year 2013, and without regard to any of our reserves in Nevada, Oregon and Tennessee, we consider our proven reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, is reflected at cost on our balance sheet.

It is our policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. We have a program of exploration for additional reserves and, although reserves have been acquired, we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During the fiscal year ended July 31, 2013, we utilized these reserves to produce a majority of the sorbent products that we sold.

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

The following schedule summarizes the net book value of land and other plant and equipment for each of our manufacturing facilities:

	Land	Plant and Equipment
	(in thousands)
Ochlocknee, Georgia	$8,646	$18,700
Ripley, Mississippi	$1,772	$10,964
Mounds, Illinois	$1,545	$1,692
Blue Mountain, Mississippi	$878	$10,919
Taft, California	$1,391	$3,630

EMPLOYEES

As of July 31, 2013, we employed 727 persons, 43 of whom were employed by our foreign subsidiaries. We believe our corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 45 of our employees in the U.S. and approximately 21 of our employees in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations to be satisfactory.

ENVIRONMENTAL COMPLIANCE

Our mining and manufacturing operations and facilities in Georgia, Mississippi, California and Illinois are required to comply with state surface mining and environmental protection statues. These domestic locations and our Canadian operations are subject to various federal, state and local statutes, regulations and ordinances which govern the discharge of materials, water and waste into the environment or otherwise regulate our operations. In recent years, environmental regulation has grown increasingly stringent, a trend that we expect will continue. We endeavor to be in compliance at all times and in all material respects with all applicable environmental controls and regulations. As a result, expenditures relating to environmental compliance have increased over the years; however, these expenditures have not been material. As part of our ongoing environmental compliance activities, we incur expenses in connection with reclaiming mining sites. Historically, reclamation expenses have not had a material effect on our cost of sales.

In addition to the environmental requirements relating to our mining and manufacturing operations and facilities, there is increasing federal and state regulation with respect to the content, labeling, use, and disposal after use of various products that we sell. We endeavor to be in compliance at all times and in all material respects with those regulations and to assist our customers in that compliance.

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

ENERGY

We primarily used natural gas in the processing of our clay products during fiscal 2013. We have the ability to switch among various energy sources, including natural gas, recycled oil and coal as permitted. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below for more information about commodity risk with respect to our energy use.

RESEARCH AND DEVELOPMENT

At our research and development facility in Vernon Hills, Illinois, we develop new products and applications and improve existing products. The facility’s staff (and various consultants they engage from time to time) may consist of geologists, mineralogists and chemists. In the past several years, our research efforts have resulted in a number of new sorbent products and processes. The facility produces prototype samples and tests new products for customer trial and evaluation. No significant research and development was customer sponsored, and all research and development costs are expensed in the period in which incurred. See Note 1 of the Notes to the Consolidated Financial Statements for further information about research and development expenses.

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

Information related to corporate governance at Oil-Dri, including its Code of Ethics and Business Conduct, information concerning executive officers, directors and Board committees, and transactions in Oil-Dri securities by directors and executive officers, is available free of charge on or through the “Investor Information” section of our website at www.oildri.com. The information on our website in not included as a part of, nor incorporated by reference into, this Annual Report on Form 10-K.

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

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including price, customer service, marketing, technical support, product quality and delivery. Some of our competitors, particularly in the sale of cat litter (the largest product in our Retail and Wholesale Products Group), have substantially greater financial resources or market presence and have established brands. The competition in the future may, in some cases, result in price reductions, reduced margins or loss of market share or product distribution, any of which could materially and adversely affect our business, operating results and financial condition. If we fail to compete successfully based on these or other factors, our business, financial condition and future financial results could be materially and adversely affected.

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

We intend from time to time to strategically explore potential opportunities to expand our operations and reserves through acquisitions. Identification of good acquisition candidates is difficult and highly competitive. If we are unable to identify attractive acquisition candidates, complete acquisitions, and successfully integrate the companies, businesses or properties that we acquire, our profitability may decline and we could experience a material adverse effect on our business, financial condition, or operating results. Acquisitions involve a number of inherent risks, including:

•
uncertainties in assessing the value, strengths, and potential profitability of acquisition candidates, and in identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental, legacy product or mining safety liabilities) of those candidates;

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

Our business could be negatively affected by supply, capacity, information technology and logistics disruptions.

Supply, capacity, information technology and logistics disruptions could adversely affect our ability to manufacture, package or transport our products. Some of our products require raw materials that are provided by a limited number of suppliers, or are demanded by other industries or are simply not available at times. Also, some of our products are manufactured on equipment at or near its capacity thus limiting our ability to sell additional volumes of such products until more capacity is obtained. Moreover, disruptions or failures in our information technology or phone systems could adversely affect our communications and business operations. In addition, an increase in truck or ocean freight costs may reduce our profitability if we are unable to pass such increases on to our customers through price increases or surcharges, and a decrease in transportation availability may affect our ability to deliver our products to our customers and consequently decrease customer satisfaction and future orders.

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

We are subject to a variety of federal, state, local and foreign laws and regulatory requirements relating to the environment and to health and safety matters. For example, our mining operations are subject to extensive governmental regulation on matters such as permitting and licensing requirements, workplace safety, plant and wildlife protection, wetlands and other environmental protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, and the effects that mining has on groundwater quality and availability. We believe we have obtained all material permits and licenses required to conduct our present operations. We will, however, need additional permits and renewals of permits in the future.

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

In addition to the regulatory matters described above, our operations are subject to various federal, state, local and foreign laws and regulations relating to the manufacture, packaging, labeling, content, storage, distribution and advertising of our products and the conduct of our business operations. For example, in the United States, some of our products are regulated by the Food and Drug Administration, the Consumer Product Safety Commission and the Environmental Protection Agency and our product claims and advertising are regulated by the Federal Trade Commission. Most states have agencies that regulate in parallel to these federal agencies. In addition, our international sales and operations are subject to regulation in each of the foreign jurisdictions in which we manufacture, distribute or sell our products. There is increasing federal and state regulation with respect to the content, labeling, use, and disposal after use of various products we sell. Throughout the world, but particularly in the United States and Europe, there is also increasing government scrutiny and regulation of the food chain and products entering or affecting the food chain.
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

We derived approximately 22% of our net sales from sales outside of the United States in the fiscal year ended July 31, 2013. Our ability to sell our products and conduct our operations outside of the United States is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products or disrupt our operations in these markets, particularly when local political and economic conditions are unstable. In addition, international sales and operations are subject to currency exchange fluctuations, fund transfer restrictions and import/export duties, and international operations are subject to foreign regulatory requirements and issues, including with respect to environmental matters. Any of these matters could result in sudden, and potentially prolonged, changes in demand for our products. Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country’s legal system.

We may incur adverse safety events or product liability claims that may be costly, create adverse publicity and may add further governmental regulation.

If any of the products that we sell cause, or appear to cause, harm to any of our customers or to consumers, we could be exposed to product liability lawsuits, heightened regulatory scrutiny, requirements for additional labeling, withdrawal of products from the market, imposition of fines or criminal penalties or other governmental actions. Any of these actions could result in material write-offs of inventory, material impairments of intangible assets, goodwill and fixed assets, material restructuring charges and other adverse impacts on our business operations. We cannot predict with certainty the eventual outcome of any pending or future litigation, and we could be required to pay substantial judgments or settlements against us or change our product formulations in response to governmental action. Further, lawsuits can be expensive to defend, whether or not they have merit, and the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in managing our business and our reputation could suffer, any of which could harm our business.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting and obtain an opinion from our independent registered public accounting firm on our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2013 and we obtained from our independent registered public accounting firm an unqualified opinion on our internal control over financial reporting; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

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

We are a “controlled company” under the New York Stock Exchange Corporate Governance Standards. As a controlled company, we may rely on exemptions from certain NYSE corporate governance requirements that otherwise would be applicable, including the requirements:

•	that a majority of the board of directors consists of independent directors;

•	that we have a nominating and governance committee comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	that we have a compensation committee comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	that we include in our proxy statements certain information regarding compensation consultants and related conflicts of interest; and

•	that we conduct an annual performance evaluation of the nominating and corporate governance and compensation committees.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Real Property Holdings and Mineral Reserves

	Land Owned	Land Leased	Land Unpatented Claims	Total	Estimated Proven Reserves	Estimated Probable Reserves	Total
	(acres)				(thousands of tons)
California	795	—	1,030	1,825	4,497	11,226	15,723
Georgia	3,707	1,840	—	5,547	35,673	26,350	62,023
Illinois	82	598	—	680	3,563	—	3,563
Mississippi	2,156	999	—	3,155	79,641	94,523	174,164
Nevada	535	—	—	535	23,316	2,976	26,292
Oregon	340	—	—	340	—	25	25
Tennessee	178	—	—	178	3,000	3,000	6,000
	7,793	3,437	1,030	12,260	149,690	138,100	287,790

The Mississippi, Georgia, Tennessee, Nevada, California and Illinois properties are primarily mineral in nature, except our research and development facility which is included in the Illinois owned land. We mine sorbent minerals primarily consisting of montmorillonite and attapulgite and, to a lesser extent, other clay-like sorbent materials, such as Antelope shale. We employ geologists and mineral specialists who prepared the estimated reserves of these minerals in the table above. See also Item 1 “Business” above for further information about our reserves. The locations in the table above collectively produced approximately 794,000 tons in fiscal 2013, 824,000 tons in fiscal 2012 and 844,000 tons in fiscal 2011. Parcels of such land are also sites of manufacturing facilities operated by us. We own approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing and packaging facility for our Canadian subsidiary.

MINING PROPERTIES

Our mining operations are conducted on land that we own or lease. The Georgia, Illinois and Mississippi mining leases generally require that we pay a minimum monthly rent to continue the lease term. The rental payments are generally applied against a stated royalty related to the number of unprocessed, or in some cases processed, tons of minerals extracted from the leased property. Many of our mining leases have no stated expiration dates. Some of our leases, however, do have expiration dates ranging from 2014 to 2097. We would not experience a material adverse effect from the expiration or termination of any of these leases. We have a variety of access arrangements, some of which are styled as leases, for manufacturing at facilities that are not contiguous with the related mines. We would not experience a material adverse effect from the expiration or termination of any of these arrangements. See also Item 1 “Business” above for further information on our reserves.

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

In addition, certain other products may go through further processing or the application fragrances and additives. For example, certain fluid purification and animal health products are processed into a powder form. We also use a proprietary process for our engineered granules to create spherical, uniform-sized granules.

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

FACILITIES

We operate clay manufacturing and non-clay production facilities on property owned or leased by us as shown on the map below:
Oil-Dri Corporation of America Plant Site Locations

Location	Owned/Leased	Function
Alpharetta, Georgia	Leased	Non-clay manufacturing and packaging, sales
Bentonville, Arkansas	Leased	Sales office
Blue Mountain, Mississippi	Owned	Clay mining, manufacturing and packaging
Chicago, Illinois	Leased	Principal executive office
Coppet, Switzerland	Leased	Customer service office
Laval, Quebec, Canada	Owned	Non-clay manufacturing and clay and non-clay packaging, sales
Mounds, Illinois	Owned	Clay mining, manufacturing and packaging
Ochlocknee, Georgia	Owned	Clay mining, manufacturing and packaging
Ripley, Mississippi	Owned	Clay mining, manufacturing and packaging
Taft, California	Owned	Clay mining, manufacturing and packaging
Vernon Hills, Illinois	Owned	Research and development
Wisbech, United Kingdom	Leased	Non-clay production and clay and non-clay packaging, sales

We have no mortgages on the real property we own. The lease for the Bentonville, Arkansas office expires in 2016. The leases for the Alpharetta, Georgia facility and the Chicago, Illinois corporate office space expire in 2018. The lease for the Wisbech, United Kingdom facility expires in 2032. The lease for the Coppet, Switzerland office is on a year-to-year basis. We consider that our properties are generally in good condition, well maintained and suitable and adequate to carry on our business.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol ODC. There is no established trading market for our Class B Stock. There are no shares of Class A Common Stock currently outstanding. See Note 7 of the Notes to the Consolidated Financial Statements for a description of our Common Stock, Class B Stock and Class A Common Stock. The number of holders of record of Common Stock and Class B Stock on September 30, 2013 were 644 and 29, respectively, as reported by our transfer agent. In the last three years, we have not sold any securities which were not registered under the Securities Act of 1933.

The following table sets forth, for the periods indicated, the high and low sales price for our Common Stock listed on the NYSE and dividends per share declared on our Common Stock and Class B Stock.

	Common Stock Price Range		Cash Dividends Per Share
	Low	High	Common Stock	Class B Stock
Fiscal 2013:
First Quarter	$21.26	$23.77	$0.1800	$0.1350
Second Quarter	20.82	30.34	0.3600	0.2700
Third Quarter	23.92	28.52	—	—
Fourth Quarter	25.30	32.40	0.1900	0.1425
Total			$0.7300	$0.5475

Fiscal 2012:
First Quarter	$16.87	$21.00	$0.1700	$0.1275
Second Quarter	19.00	21.61	0.1700	0.1275
Third Quarter	19.39	22.44	0.1700	0.1275
Fourth Quarter	18.29	22.39	0.1800	0.1350
Total			$0.6900	$0.5175

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

Issuer Repurchase of Equity Securities. Our Board of Directors authorized the repurchase of 250,000 shares of Common Stock on March 11, 2011 and authorized the repurchase of an additional 250,000 shares on June 14, 2012. These authorizations do not have a stated expiration date. As of July 31, 2013, a total of 312,197 shares of Common Stock may yet be repurchased under these authorizations. We do not have any current authorization from our Board of Directors to repurchase shares of Class B Stock.

Equity Compensation Plan Information. The following table presents information about compensation plans under which our equity securities are authorized for issuance. See Note 8 of the Notes to the Consolidated Financial Statements for further information about these stock-based compensation plans.

Equity Compensation Plan Information As Of
July 31, 2013
	Number of securities to be issued upon exercise of outstanding options (in thousands)	Weighted-average exercise price of outstanding options	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	54	$14.39	603
Equity compensation plans not approved by stockholders	6	$13.07	—

PERFORMANCE GRAPH

The following graph shows the annual cumulative total stockholders’ return for the five years ending July 31, 2013 on an assumed investment of $100 on July 31, 2008 in our Common Stock, the Russell Microcap Index and the Russell 2000-Material and Processing Economic Sector Index. Our Common Stock is included in the Russell Microcap Index and we consider the Russell 2000-Material and Processing Economic Sector Index to be our peer group. The graph assumes all dividends were reinvested. The historical stock price performance of our Common Stock is not necessarily indicative of future stock performance.

Comparative Five-Year Total Returns
Oil-Dri Corporation of America, Russell Microcap Index , Russell 2000-Materials & Processing Index
(Performance results through July 31, 2013)

	2008	2009	2010	2011	2012	2013
Oil-Dri Corporation	$100.00	$94.55	$136.12	$132.80	$145.66	$218.29
Russell Microcap	$100.00	$79.27	$91.89	$112.03	$112.98	$154.92
Russell 2000-Materials & Processing	$100.00	$72.64	$89.51	$116.46	$109.32	$148.38

This performance graph and accompanying disclosure is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

ITEM 6 – SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF FINANCIAL DATA
(In thousands, except for per share amounts and ratios)
	Fiscal Year Ended July 31,
	2013	2012	2011	2010	2009
Summary of Operations
Net Sales	$250,583	$240,681	$226,755	$219,050	$236,245
Cost of Sales	(184,084)	(181,676)	(176,715)	(169,362)	(186,861)
Gross Profit	66,499	59,005	50,040	49,688	49,384
Selling, General and Administrative Expenses	(47,558)	(47,303)	(36,331)	(36,139)	(34,801)
Capacity Rationalization Charges (1)	(70)	(1,623)	—	—	—
Income from Operations	18,871	10,079	13,709	13,549	14,583
Other Income (Expense)
Interest Income	34	31	61	126	365
Interest Expense	(1,773)	(2,060)	(2,053)	(1,345)	(1,910)
Foreign Exchange (Losses) Gains	(56)	(196)	(22)	(213)	(324)
Other, Net	423	507	446	697	595
Total Other Expense, Net	(1,372)	(1,718)	(1,568)	(735)	(1,274)
Income before Income Taxes	17,499	8,361	12,141	12,814	13,309
Income Taxes	(2,913)	(2,263)	(3,090)	(3,356)	(3,723)
Net Income	$14,586	$6,098	$9,051	$9,458	$9,586
Average Shares Outstanding
Diluted	6,927	7,062	7,103	7,275	7,200
Net Income per Share
Basic Common	$2.25	$0.92	$1.36	$1.42	$1.46
Basic Class B Common	$1.69	$0.70	$1.06	$1.07	$1.09
Diluted	$2.07	$0.85	$1.26	$1.30	$1.33
Important Highlights
Total Assets	$183,559	$174,267	$173,393	$153,982	$149,261
Long-Term Debt	$22,400	$25,900	$29,700	$14,800	$18,300
Working Capital	$71,925	$66,080	$65,336	$48,398	$49,949
Working Capital Ratio	3.3	3.3	3.5	2.7	3.1
Book Value per Share	$14.96	$12.19	$13.63	$12.77	$12.76
Dividends Declared	$4,712	$4,511	$4,305	$4,041	$3,759
Dividends Declared per Common Share	$0.7300	$0.6900	$0.6500	$0.6100	$0.5700
Dividends Declared per Class B Common Share	$0.5475	$0.5175	$0.4875	$0.4575	$0.4275
Capital Expenditures	$9,795	$6,960	$13,806	$10,413	$15,253
Depreciation and Amortization	$8,946	$9,272	$8,473	$7,371	$7,406
Net Income as a Percent of Net Sales	5.8%	2.5%	4.0%	4.3%	4.1%
Return on Average Stockholders' Equity	15.5%	6.8%	9.7%	10.5%	10.8%
Gross Profit as a Percent of Net Sales	26.5%	24.5%	22.1%	22.7%	20.9%
Operating Expenses as a Percent of Net Sales	19.0%	20.3%	16.0%	16.5%	14.7%

(1) In fiscal years 2012 and 2013, one-time charges were incurred for the relocation of production of our industrial floor absorbent and cat litter products from our facility located in Mounds, Illinois to our plants located in Mississippi. See Note 2 of the Notes to the Consolidated Financial Statements for further information about the production relocation charge.

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

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals, primarily consisting of montmorillonite and attapulgite and, to a lesser extent, other clay-like sorbent materials, such as Antelope shale. Our principal products include agricultural and horticultural chemical carriers, animal health and nutrition products, cat litter, fluids purification and filtration bleaching clays, industrial and automotive floor absorbents and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: Retail and Wholesale Products Group and Business to Business Products Group. Each operating segment is discussed individually below. Additional detailed descriptions of the operating segments are included in Item 1 “Business” above.

Consolidated net income was $14,586,000, or $2.07 per diluted share, for the year ended July 31, 2013, a 139% increase from net income of $6,098,000, or $0.85 per diluted share, for the year ended July 31, 2012. During fiscal 2013 we experienced strong sales growth in global markets for our Business to Business Products Group. Also contributing to fiscal 2013 results were reduced trade spending and lower advertising in our Retail and Wholesale Products Group, following substantial promotional spending in fiscal 2012 for new Cat's Pride Fresh & Light products. In fiscal 2013, we completed the production relocation of certain products between our manufacturing facilities, which started at the end of fiscal 2012, with minimal additional transition costs. See Note 2 of the Notes to the Consolidated Financial Statements for further information about the production relocation charge. In addition, our fiscal 2013 results reflected the benefit from the utilization of a portion of our domestic AMT attributes, which resulted in a significantly lower effective tax rate for fiscal 2013, as discussed in Note 6 of the Notes to the Consolidated Financial Statements. During fiscal 2013 we experienced certain cost increases to produce and transport our products. We expect transportation cost increases to continue due to recent trends and regulations in the freight industry and our concerted efforts to enhance customer services. In addition, advertising and promotions spending in fiscal 2014 is expected to be greater than in fiscal 2013.

We maintained a strong balance sheet in fiscal 2013. Cash, cash equivalents and short-term investments increased during the year even as we invested in our capital assets, paid higher dividends and repaid debt. We estimate cash requirements for capital expenditures in fiscal 2014 to be higher than in fiscal 2013 due to projects at our manufacturing facilities.

RESULTS OF OPERATIONS
FISCAL 2013 COMPARED TO FISCAL 2012

Consolidated net sales for the year ended July 31, 2013 were $250,583,000, a 4% increase from net sales of $240,681,000 in fiscal 2012. Net sales improved due primarily to: increased sales in our Business to Business Products Group; lower trade spending in our Retail and Wholesale Products Group (trade spending is deducted from net sales and includes coupons, slotting and cooperative marketing programs); higher selling prices; and a favorable product sales mix, defined as a greater proportion of sales from higher priced products. Our Business to Business Products Group also benefited from more tons sold.

Consolidated net income for fiscal 2013 was $14,586,000, a 139% increase from net income of $6,098,000 in fiscal 2012. Net income was positively impacted by a lower effective tax rate, higher net sales and lower advertising and promotion costs. These positive factors more than offset increased costs for our incentive bonus, freight and materials. Segment operating income was higher for both our Business to Business and Retail and Wholesale Products Groups as discussed below.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for fiscal 2013 were $92,969,000, an increase of $7,513,000, or 9%, from net sales of $85,456,000 in fiscal 2012. Net sales of fluid purification products, animal health products and co-packaged cat litter all increased, while net sales of agricultural and horticultural products decreased. Net sales of fluid purification products were approximately 13% greater than in fiscal 2012 with an 11% increase in tons sold. Sales to edible oil, biodiesel and petroleum oil processors improved in both foreign and domestic markets. Sales to new customers and higher sales to existing customers were driven by global growth in edible oil production. Net sales of animal health and nutrition products increased approximately 31% due primarily to a favorable product sales mix and 14% more tons sold. Sales of our enterosorbent animal health products increased in both foreign and domestic markets, including both new customers and increased sales to existing customers. Our co-packaged traditional coarse cat litter net sales increase of approximately 4% was attributed primarily to 2% more tons sold and higher selling prices. A sales decline of approximately 7% for our agricultural and horticultural products was caused primarily by 12% fewer tons sold. Sales decreased for products used in horticultural applications and for our engineered granule product used in the professional pesticides and agricultural markets.

The Business to Business Products Group’s operating income was $30,739,000 in fiscal 2013, an increase of $2,096,000, or 7%, from operating income of $28,643,000 in fiscal 2012. The benefit from improved sales described above was partially offset by higher freight and material costs per ton. Freight cost increases of approximately 7% per ton were driven primarily by more shipments to foreign countries, higher diesel fuel prices and other cost increases in the freight industry, which are expected to continue due to recent trends and regulations. Material costs increased approximately 9% per ton. Certain products in the Business to Business Group received greater fixed manufacturing cost allocations subsequent to the production relocation for certain products between our plants, as discussed in Note 2 of the Notes to the Consolidated Financial Statements. See further discussion of manufacturing costs under “Consolidated Results” below.

The Business to Business Products Group’s selling, general and administrative expenses in fiscal 2013 increased approximately 5% compared to fiscal 2012 due primarily to costs incurred to expand sales of our animal health and nutrition products in foreign markets.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for fiscal 2013 were $157,614,000, an increase of $2,389,000, or 2%, from net sales of $155,225,000 in fiscal 2012. Net sales increased for cat litter products and for our foreign subsidiaries, but decreased for industrial absorbent products. Our foreign subsidiaries' net sales are described under "Foreign Operations" below. Overall cat litter net sales increased approximately 2% as the result of lower trade spending and higher selling prices, which outweighed a 6% decline in tons sold. Our branded cat litter net sales increase of approximately 5% was attributed primarily to approximately 59% higher sales of our Cat's Pride Fresh & Light scoopable products and reduced trade spending. These increases were partially offset by lower sales for our other Cat's Pride scoopable and coarse litter products. Private label cat litter sales were down approximately 3% due primarily to the continued decline in the coarse cat litter market, as well as a market trend away from private label cat litter products. Industrial absorbents net sales were down approximately 3% with a 7% decline in tons sold.

The Retail and Wholesale Products Group’s segment operating income for fiscal 2013 was $10,561,000, an increase of $8,463,000, from operating income of $2,098,000 in fiscal 2012. The Group's operating income was positively impacted by the higher sales described above, by lower selling, general and administrative expenses, as discussed below, and by an approximate 1% decrease in packaging costs per ton. The Group's operating income was negatively impacted by approximately12% higher freight costs per ton due to more shipments to customers in regions with higher freight costs, higher diesel fuel prices and other cost increases in the freight industry which we expect to continue due to recent trends and regulations. In addition, material costs per ton increased approximately 5% primarily as the result of more purchased additives, fragrances and other materials required for the production of scoopable cat litters. See further discussion of manufacturing costs under “Consolidated Results” below.

Selling, general and administrative expenses for the Retail and Wholesale Products Group decreased approximately 15% compared to fiscal 2012. We incurred substantial spending to advertise and promote our new Cat's Pride Fresh and Light cat litter products in fiscal 2012. Advertising and promotions spending in fiscal 2014 is expected to be greater than in fiscal 2013.

CONSOLIDATED RESULTS

Consolidated gross profit as a percentage of net sales in fiscal 2013 increased to 27% from 25% in fiscal 2012. Gross profit improved because of the higher sales described above, a greater proportion of sales from higher margin products and lower costs for packaging. Partially offsetting these positive impacts were higher freight and material costs per ton, as described in the operating segment discussions above. Material costs were also effected by a 4% increase in the fuel cost per ton produced, primarily for natural gas used to operate kilns that dry our clay.

Selling, general and administrative expenses as a percentage of net sales were 19% in fiscal 2013, compared to 20% in fiscal 2012. The discussions of each segment's operating income above describes the changes in selling, general and administrative expenses that were allocated to the operating segments, including approximately $3,000,000 lower advertising costs in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in fiscal 2013 included a higher estimated annual incentive plan bonus accrual. The incentive bonus expense was based on performance targets that are established for each fiscal year. Expenses also increased for the pension plan and for research and development, but decreased for the supplemental employee retirement plan (“SERP”). See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for additional information about the pension plan and the SERP, respectively.

Our effective tax rate was 16.6% of pre-tax income in fiscal 2013 compared to 27.1% in fiscal 2012. During fiscal 2013, we utilized approximately $1,369,000 of our domestic AMT attributes. We correspondingly reduced the domestic AMT valuation allowance that had been established in prior years, which resulted in a lower federal income tax rate. We expect our tax rate to return to historic levels in fiscal 2014. See Note 6 of the Notes to the Consolidated Financial Statements for additional information about our income taxes.

FOREIGN OPERATIONS
Net sales by our foreign subsidiaries during fiscal 2013 were $11,928,000, an increase of $629,000, or 6%, from net sales of $11,299,000 during fiscal 2012. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales during fiscal year 2013. Net sales increased 16% for our United Kingdom subsidiary and 3% for our Canadian subsidiary. Bleaching earth sales by our United Kingdom subsidiary increased primarily due to a new customer. Branded cat litter sales by our Canadian subsidiary increased, while industrial product sales were relatively flat.

For fiscal 2013, our foreign subsidiaries reported a net loss of $176,000, compared to a net loss of $876,000 in fiscal 2012. The decrease in the net loss was primarily the result of higher sales and a reduction in overhead costs at our Canadian subsidiary.

Identifiable assets of our foreign subsidiaries as of July 31, 2013 were $8,298,000 compared to $8,702,000 as of July 31, 2012. The decrease is primarily due to lower cash, inventories and net fixed assets, which were partially offset by higher accounts receivable.

RESULTS OF OPERATIONS
FISCAL 2012 COMPARED TO FISCAL 2011

Consolidated net sales for the year ended July 31, 2012 were $240,681,000, a 6% increase from net sales of $226,755,000 in fiscal 2011. Net sales increased for both our Business to Business Products Group and our Retail and Wholesale Products Group due primarily to increased net selling prices and a favorable product sales mix. Our Business to Business Products Group also benefited from more tons sold.

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

BUSINESS TO BUSINESS PRODUCTS GROUP
Net sales of the Business to Business Products Group for fiscal 2012 were $85,456,000, an increase of $10,977,000, or 15%, from net sales of $74,479,000 in fiscal 2011. The increase in net sales was attributed to 3% more tons sold, a favorable product sales mix and higher net selling prices. Net sales of agricultural and horticultural products, fluid purification products and animal health products all increased, while net sales of co-packaged cat litter decreased. Net sales of agricultural and horticultural products increased approximately 35% due primarily to 15% more tons sold, a favorable product sales mix and higher net selling prices. Sales increased to agricultural chemical carrier formulators. Sales also increased to customers for our engineered granule product in the professional pesticides and agricultural markets. Net sales of fluid purification products increased approximately 13% from fiscal 2011 with a 9% increase in tons sold. Sales in domestic and some export markets improved due to new customers and increased sales to existing customers. Net sales of animal health and nutrition products increased approximately 34%, driven primarily by a favorable product sales mix and 12% more tons sold. Higher sales of our newer enterosorbent animal health products in foreign markets resulted from improved distribution and new product registration in certain countries. The increased sales of our newer enterosorbent products considerably outweighed a decline in sales of our longer established animal health products.

Our co-packaged traditional coarse cat litter net sales decreased approximately 5% due to the continued decline in the coarse cat litter segment of the market.
The Business to Business Products Group's operating income was $28,643,000 in fiscal 2012, an increase of $9,139,000, or 47%, from operating income of $19,504,000 in fiscal 2011. This increase was driven by the higher net selling prices and favorable product sales mix described above, which was partially offset by higher freight and materials costs per ton. Freight costs per ton increased approximately 8% driven primarily by higher diesel fuel prices and other cost increases in the freight industry. Material costs per ton increased approximately 2% due primarily to higher non-fuel manufacturing costs, which exceeded a reduction in the cost of fuel used in our manufacturing processes. See further discussion of manufacturing costs under “Consolidated Results” below. The Business to Business Products Group's selling, general and administrative expenses in fiscal 2012 were even with fiscal 2011.
RETAIL AND WHOLESALE PRODUCTS GROUP
Net sales of the Retail and Wholesale Products Group for fiscal 2012 were $155,225,000, an increase of $2,949,000, or 2%, from net sales of $152,276,000 in fiscal 2011. The increase in net sales was attributed to a favorable product sales mix and higher net selling prices, which more than offset a 6% decline in tons sold. Net sales increased for our cat litter products, but decreased for our foreign subsidiaries, as described under “Foreign Operations” below. Net sales for our industrial absorbent products were even with the prior year. Cat litter net sales increased approximately 4% due primarily to a favorable product sales mix and higher net selling prices, which outweighed a 7% decrease in tons sold. Branded cat litter net sales increased approximately 26% with 14% more tons sold. Branded cat litter sales improved primarily as the result of our Cat's Pride Fresh & Light scoopable products, which were introduced in the fourth quarter of fiscal 2011, combined with higher sales of our established Cat's Pride scoopable products. The increase in branded cat litter net sales was partially offset by approximately 16% lower sales of private label cat litter. The decline in private label cat litter sales resulted primarily from the continued decline in the coarse cat litter market, as well as a market trend away from private label cat litter products.
The Retail and Wholesale Products Group's segment operating income for fiscal 2012 was $2,098,000, a decrease of $8,341,000, or 80%, from operating income of $10,439,000 in fiscal 2011. The decrease was driven primarily by increased advertising costs for our Cat's Pride Fresh & Light cat litter. In addition, the Retail and Wholesale Products Group's combined freight, packaging and material costs per ton increased approximately 8% compared to fiscal 2011. Packaging costs per ton increased approximately15% due primarily to fluctuations in the price of paper and resin. Freight costs per ton increased approximately 10% primarily as a result of higher diesel fuel prices and other cost increases in the freight industry. Material costs per ton increased approximately 4% due primarily to increased purchases of additives, fragrances and other materials for the production of scoopable cat litters. These cost increases more than offset the lower cost of fuel used in our manufacturing processes. See further discussion of manufacturing costs under “Consolidated Results” below.
Selling, general and administrative expenses for the Retail and Wholesale Products Group increased 65% compared to fiscal 2011 due primarily to increased advertising expenditures described above.
CONSOLIDATED RESULTS
Consolidated gross profit as a percentage of net sales in fiscal 2012 increased to 25% from 22% in fiscal 2011. Gross profit improved because of the higher sales described above, a greater proportion of sales from higher margin products and 25% lower costs for fuel per ton produced, primarily natural gas, used to operate kilns that dry our clay. Partially offsetting these positive impacts were higher packaging, freight and material costs per ton. The increase in packaging and freight costs are described in the operating segment discussions above. Material costs were negatively impacted by a 6% increase in non-fuel manufacturing cost per ton produced, including depreciation and amortization. The increase in non-fuel manufacturing costs was attributed to higher depreciation expense and increased manufacturing of products that required purchased additives, fragrances and other materials.
Selling, general and administrative expenses as a percentage of net sales were 20% in fiscal 2012, compared to 16% in fiscal 2011. The discussions of each segment's operating income above describes the increased selling, general and administrative expenses that were allocated to the operating segments, including approximately $7,800,000 higher advertising costs in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in fiscal 2012 included a higher estimated annual incentive plan bonus accrual and higher costs for the SERP. The incentive bonus expense was based on performance targets that are established for each fiscal year. See Note 10 of the Notes to the Consolidated Financial Statements for additional information about the SERP.
Our effective tax rate was 27.1% of pre-tax income in fiscal 2012 compared to 25.5% in fiscal 2011. During fiscal 2012, we generated an additional $955,000 in AMT credit carryforwards. Consistent with AMT credits generated in prior years, we recorded a full valuation allowance against these credits, which increased the fiscal 2012 effective tax rate. A number of factors determine whether or not we will be able to utilize the AMT credit carryforwards. We believe it is more likely than not that we will not realize a benefit from the carryforwards; therefore, a valuation allowance has been established for the full amount of the deferred tax benefit related to the AMT credits. This increase in the effective tax rate was partially offset by a higher deduction for tax mining depletion. See Note 6 of the Notes to the Consolidated Financial Statements for additional information about our income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, purchasing and upgrading real estate, equipment and facilities, investing in infrastructure and potential acquisitions. We have principally used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements. Cash and cash equivalents totaled $24,035,000, $27,093,000 and $18,762,000 at July 31, 2013, 2012 and 2011, respectively.

The following table sets forth certain elements of our Consolidated Statements of Cash Flows (in thousands):

	Fiscal Year Ended
	July 31, 2013	July 31, 2012	July 31, 2011
Net cash provided by operating activities	$23,366	$23,339	$13,108
Net cash used in investing activities	(19,018)	(270)	(23,665)
Net cash (used in) provided by financing activities	(7,450)	(13,889)	9,785
Effect of exchange rate changes on cash and cash equivalents	44	28	(105)
Net (decrease) increase in cash and cash equivalents	$(3,058)	$9,208	$(877)

Net cash provided by operating activities

Net cash provided by operations was $23,366,000 for fiscal 2013 compared to $23,339,000 for fiscal 2012. The change was due to working capital fluctuations and changes in other accounts. The changes in the primary components of working capital and other accounts that impacted operating cash flows for these years are as follows:

Deferred income taxes were $398,000 higher at fiscal year-end 2013 compared to fiscal year-end 2012 due primarily to lower tax depreciation expense and increased accrued expenses, which were partially offset by the impact of a lower postretirement benefits liability. Additionally, the net operating loss previously accrued was released in fiscal 2013 as a result of reduced tax depreciation available to the company as determined upon filing the fiscal 2012 tax return. Deferred income taxes were $2,568,000 higher at fiscal year-end 2012 compared to fiscal year-end 2011 due primarily to a higher postretirement benefits liability, benefits from a tax net operating loss and increased accrued expenses, which were partially offset by the impact of higher tax bonus depreciation expense. See Notes 6 and 9 of the Notes to the Consolidated Financial Statements for more information regarding income taxes and postretirement benefit plans, respectively. The change in accrued expenses is discussed below.

Accounts receivable, less allowance for doubtful accounts, were $920,000 higher at fiscal year-end 2013 compared to fiscal year-end 2012. The increase was attributed primarily to higher fiscal 2013 fourth quarter sales compared to fiscal 2012 fourth quarter sales. Accounts receivable, less allowance for doubtful accounts, were $994,000 higher at fiscal year-end 2012 compared to fiscal year-end 2011. The increase was attributed primarily to higher fiscal 2012 fourth quarter sales compared to fiscal 2011 fourth quarter sales. The change in both periods is subject to timing of sales and collections and the payment terms provided to various customers.

Inventories were $1,050,000 higher at fiscal year-end 2013 compared to fiscal year-end 2012. Increased finished goods inventory values at fiscal year-end 2013 were attributed to higher costs. Inventories of additives and fragrances increased as the result of production projections for certain products. Inventories were $456,000 higher at fiscal year-end 2012 compared to fiscal year-end 2011. Inventories of additives and fragrances increased to meet production requirements for certain products.

Prepaid expenses were $1,416,000 lower at fiscal year-end 2013 compared to fiscal year-end 2012 due primarily to a decrease in prepaid income taxes. Prepaid expenses were $1,878,000 lower at fiscal year-end 2012 compared to fiscal year-end 2011 due primarily to a decrease in both prepaid income taxes and prepaid advertising costs.

Other assets were $1,025,000 higher at fiscal year-end 2013 compared to fiscal year-end 2012. During fiscal 2013 a joint infrastructure project with a local government at one of our plant locations resulted in an other asset of approximately $740,000. Other assets were $510,000 higher at fiscal year-end 2012 compared to fiscal year-end 2011. The change in other assets for both periods included the effect of currency exchange rate fluctuations on non-cash assets held by our foreign subsidiaries. The change in the relative value of the U.S. Dollar to both the British Pound and the Canadian Dollar resulted in an increase in other assets in fiscal 2012 compared to a decrease in fiscal 2011. In addition, an increase in the cash surrender value of life insurance on former key employees contributed to the increase in other assets at both fiscal year-end 2013 and 2012.

Accounts payable were $135,000 higher at fiscal year-end 2013 compared to fiscal year-end 2012 due primarily to increased income taxes payable, which was partially offset by lower trade accounts payable. Accounts payable were $456,000 higher at fiscal year-end 2012 compared to fiscal year-end 2011 due primarily to increased trade accounts payable. Changes in trade accounts payable in all periods are subject to normal fluctuations in the timing of payments.

Accrued expenses were $2,159,000 higher at fiscal year-end 2013 compared to fiscal year-end 2012. Accrued expenses for fiscal 2013 were higher for both the discretionary bonus and accrued costs related to capital projects at our manufacturing facilities. These increases were partially offset by lower accrued advertising expense. Accrued expenses were $1,622,000 higher at fiscal year-end 2012 compared to fiscal year-end 2011. Accrued expenses for fiscal 2012 were higher for both the discretionary bonus and advertising expenses. This increase was partially offset by lower other accrued operating expenses due to the reduced cost of fuel used in our manufacturing processes. Changes in accrued expenses in all periods are also subject to normal fluctuations in the timing of payments.

Deferred compensation was $452,000 higher at fiscal year-end 2013 compared to fiscal year-end 2012 and was $921,000 higher at fiscal year-end 2012 compared to fiscal 2011. Employee deferrals and interest on accumulated deferred compensation balances exceeded payouts in both years. The increase at fiscal year-end 2013 was partially offset by a lower accrual for the SERP due to an increase in the discount rate used to actuarially value the obligation. At July 31, 2012 a lower discount rate resulted in a higher SERP accrual. See Note 10 of the Notes to the Consolidated Financial Statements for more information regarding our deferred compensation plans.

Pension and other postretirement liabilities, net of the adjustment recorded in stockholders' equity, were $1,896,000 lower at fiscal year-end 2013 compared to fiscal year-end 2012 and were $4,730,000 higher at fiscal year-end 2012 compared to fiscal year-end 2011. A higher discount rate required for the actuarial calculation of postretirement benefit obligations resulted in a significantly lower liability at fiscal year-end 2013. At fiscal year-end 2012, a lower discount rate resulted in a significantly higher liability. See Note 9 of the Notes to the Consolidated Financial Statements for more information regarding our postretirement benefit plans.

Net cash used in investing activities

Cash used in investing activities was $19,018,000 in fiscal 2013 compared to $270,000 in fiscal 2012. Purchases of investment securities were $9,289,000 greater than disposition in fiscal 2013. In fiscal 2012, dispositions of investment securities exceeded purchases by $6,659,000. Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities. Cash used for capital expenditures of $9,795,000 in fiscal 2013 included replacement and new machinery at our manufacturing facilities. Capital expenditures in fiscal 2012 of $6,960,000 included a new storage facility and replacement of machinery at our manufacturing facilities.

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

Net cash (used in) provided by financing activities

Cash used in financing activities was $7,450,000 in fiscal 2013 compared to $13,889,000 in fiscal 2012. Cash used to purchase treasury stock was $175,000 and $6,247,000 in fiscal 2013 and 2012, respectively. Payments on long-term debt in fiscal 2013 were $3,800,000 compared to $3,600,000 in fiscal 2012. Dividend payments during fiscal 2013 of $4,630,000 were higher than the $4,486,000 paid during fiscal 2012 due to a dividend rate increase. Proceeds from issuance of Common Stock and treasury stock related to stock option exercises were $887,000 and $352,000 in fiscal 2013 and 2012, respectively.

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

Other

Total cash and investment balances held by our foreign subsidiaries at July 31, 2013, 2012 and 2011 were $1,413,000, $1,847,000 and $1,904,000, respectively. Cash and investment balances fluctuated due to normal business operations. See further discussion in the “Foreign Operations” section above.

We have a $15,000,000 unsecured revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”) which will expire on December 31, 2014. The credit agreement provides that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. The credit agreement also allows us to obtain foreign letters of credit when necessary. At July 31, 2013, the variable rates would have been 3.25% for BMO Harris’ prime-based rate or 1.93% for LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2013 and 2012, there were no outstanding borrowings under this credit facility and we were in compliance with its covenants.

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

We believe that cash flow from operations, availability under our current revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities and debt service obligations for at least the next 12 months. We estimate cash requirements for capital expenditures in fiscal 2014 to be higher than in fiscal 2013 due to projects at our manufacturing facilities, including capacity expansion projects for our fluids purification products. In addition, advertising and promotions spending in fiscal 2014 is expected to greater than in fiscal 2013. Our capital requirements are subject to change as business conditions warrant and opportunities arise. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including the current credit agreement and any successor agreements, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Our capital requirements are subject to change as business conditions warrant and opportunities arise. The following tables summarize our significant contractual obligations and commercial commitments as of July 31, 2013 and the effect such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$25,900,000	$3,500,000	$6,983,000	$6,167,000	$9,250,000
Interest on Long-Term Debt	4,144,000	1,065,000	1,543,000	987,000	549,000
Operating Leases	10,620,000	3,531,000	3,086,000	2,506,000	1,497,000
Total Contractual Cash Obligations	$40,664,000	$8,096,000	$11,612,000	$9,660,000	$11,296,000

In the third quarter of fiscal 2013, we made a contribution of approximately $1,209,000 to our defined benefit pension plan. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below for certain information regarding the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$29,867,000	$29,867,000	$—	$—	$—

The obligations above are open purchase orders primarily for packaging and other ingredients used in our products. The expected timing of payments of these obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities. As of July 31, 2013 we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of the financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with the generally accepted accounting principles of the United States. We review our financial reporting and disclosure practices and accounting policies annually to ensure that our financial reporting and disclosures provide accurate and transparent information relative to current economic and business environment. We believe that of our significant accounting policies stated in Note 1 of the Notes to the Consolidated Financial Statements, the policies listed below involve a higher degree of judgment and/or complexity. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include income taxes, promotional programs, pension accounting and allowance for doubtful accounts. Actual results could differ from these estimates.

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

We maintain valuation allowances where it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the income tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings and other factors that could affect the realization of deferred tax assets. For example, certain factors, such as depletion and the cost of fuel used in our manufacturing process, are difficult to predict and have a significant impact on our ability to use the deferred tax benefit related to our AMT credit carryforwards. We recorded valuation allowances for income taxes of $4,699,000 and $4,061,000 at July 31, 2013 and 2012, respectively, for the full amount of the deferred tax benefit related to our AMT credit and foreign net operating loss carryforwards since we believe it is more likely than not that the benefit of these tax attributes will not be realized.

In addition to valuation allowances, we provide for uncertain tax positions when such tax positions do not meet certain recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. Our liability for unrecognized tax benefits based on tax positions related to the current and prior fiscal years was $273,000 at both July 31, 2013 and 2012. See Note 6 of the Notes to the Consolidated Financial Statements for further discussion.

Trade Promotions. We routinely commit to one-time or ongoing trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience with trade spending patterns and that of the industry, current trends and forecasted data. While we believe our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations. We have accrued liabilities at the end of each period for the estimated trade spending programs. We recorded liabilities of approximately $2,173,000 and $2,979,000 for trade promotions at July 31, 2013 and 2012, respectively.

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

Trade Receivables. We recognize trade receivables when the risk of loss and title pass to the customer. We record an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts and analysis of specific accounts. A customer account is determined to be uncollectible when we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We believe our allowance for doubtful accounts is reasonable; however, the unanticipated default by a customer with a material trade receivable could occur. We recorded an allowance for doubtful accounts of $641,000 and $626,000 at July 31, 2013 and 2012, respectively.

Inventories. We value inventories at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales divisions to ensure that both historical issues and new market trends are considered. The obsolescence reserve not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at July 31, 2013 and 2012 were $364,000 and $281,000, respectively.

Reclamation. During the normal course of our mining process we remove overburden and perform on-going reclamation activities. As overburden is removed from a mine site, it is hauled to a previously mined site and used to refill older sites. This process allows us to continuously reclaim older mine sites and dispose of overburden simultaneously, therefore minimizing the costs associated with the reclamation process. On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. As of July 31, 2013 and 2012, we have recorded an estimated net reclamation asset of $590,000 and $619,000, respectively, and a corresponding estimated reclamation liability of $1,269,000 as of both July 31, 2013 and 2012. These values represent the discounted present value of the estimated future mining reclamation costs at the production plants. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge over the estimated useful lives of the mines.

Accounting for reclamation obligations requires that we make estimates unique to each mining operation of the future costs we will incur to complete the reclamation work required to comply with existing laws and regulations. Actual future costs incurred could significantly differ from estimated amounts. Future changes to environmental laws could increase the extent of reclamation work required. Any such increases in future costs could materially impact the amount incurred for reclamation costs.

Impairment of goodwill, trademarks and other intangible assets. We review carrying values of goodwill, trademarks and other indefinite lived intangible assets periodically for possible impairment in accordance ASC 350, Intangibles – Goodwill and Other. Our impairment review is based on a discounted cash flow approach that requires significant judgment with respect to volume, revenue, expense growth rates and the selection of an appropriate discount rate. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the first quarter of the fiscal year and when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. We use judgment in assessing whether assets may have become impaired. Our analysis in the first quarter of fiscal 2013 did not indicate any impairment. We continue to monitor events, circumstances or changes in the business that might imply a reduction in value and might lead to impairment.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

For our annual goodwill impairment test performed during the first quarter of fiscal 2013, we considered the FASB guidance issued under ASC 350 Intangibles-Goodwill and Other: Testing Goodwill for Impairment, which provides the option to first assess qualitative factors to determine if the annual two-step test of goodwill for impairment must be performed. We did not elect to perform a qualitative assessment and continued to perform the two-step test to measure potential goodwill impairment. There was no impact on our Consolidated Financial Statements as a result of this new guidance.

In the first quarter of fiscal 2013, we adopted the FASB guidance issued under ASC 220 Comprehensive Income: Presentation of Comprehensive Income. This guidance requires presentation of the components of net income and other comprehensive income either in one continuous statement, referred to as the Statement of Comprehensive Income, or in two separate consecutive statements. The requirements eliminate the current option to report other comprehensive income and its components in the Statement of Stockholders' Equity. In accordance with the new requirements, and consistent with our past practice for our Quarterly Reports on Form 10-Q, we elected to present the components of net income and other comprehensive income in two separate consecutive statements. The components recognized in net income or other comprehensive income did not change and there was no impact on our Consolidated Financial Statements as a result of adopting this new guidance.

Recently Issued Accounting Standards

In July 2012, the FASB issued guidance under ASC 350 Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, that provides the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the second, quantitative impairment test. If, based on the qualitative assessment of events or circumstances, an entity determines it is more likely than not that the indefinite-lived intangible asset's fair value is more than its carrying amount, then it is not necessary to perform the quantitative impairment test. However, if an entity concludes otherwise, then the quantitative impairment test must also be performed to identify and measure any potential impairment amount. We will consider the option provided in this guidance for our annual indefinite-lived asset impairment testing for our fiscal year 2014 beginning August 1, 2013.

In February 2013, the FASB issued guidance under ASC 220 Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires presentation by the respective line items of net income, either on the face of the statement where net income is presented or in the notes, information about significant amounts required under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) to be reclassified out of accumulated other comprehensive income in their entirety. For amounts not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. These presentation requirements will be effective for our Quarterly Report on Form 10-Q for the quarter ending October 31, 2013 and will not have a significant impact on our Consolidated Financial Statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We believe that the market risk arising from holdings of our financial instruments is not material.

We are exposed to foreign currency fluctuation risk, primarily U.S. Dollar/British Pound, U.S. Dollar/Euro and U.S. Dollar/Canadian Dollar, as it relates to certain accounts receivables and to our foreign operations. We are subject to translation exposure of our foreign subsidiaries’ financial statements. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated net sales or net income. In addition, a small portion of our consolidated accounts receivable are denominated in foreign currencies. During fiscal 2013, we entered into derivative contracts to reduce exposure to fluctuations in the exchange rate of the Euro compared to the U.S. Dollar. These contracts expired prior to July 31, 2013 and one immaterial transactions was executed per the contractual terms during the fiscal year. We believe that the overall foreign currency fluctuation risk is immaterial to our Consolidated Financial Statements.

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

We are exposed to commodity price risk with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. As of July 31, 2013, we have purchased no natural gas contracts for our planned kiln fuel needs for fiscal 2014. We continue to purchase natural gas at spot rates on a month to month basis.

Please also see Item 1A “Risk Factors” above for a discussion of these and other risks and uncertainties we face in our business.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	July 31,
	2013	2012
ASSETS	(in thousands)
Current Assets
Cash and cash equivalents	$24,035	$27,093
Short-term investments	18,459	9,163
Accounts receivable, less allowance of $641 and $626 in 2013 and 2012, respectively	31,148	30,225
Inventories	20,723	19,673
Deferred income taxes	3,986	2,611
Prepaid repairs expense	3,458	3,549
Prepaid expenses and other assets	1,563	2,888
Total Current Assets	103,372	95,202
Property, Plant and Equipment
Buildings and leasehold improvements	28,475	28,338
Machinery and equipment	112,056	109,181
Office furniture and equipment	9,880	9,720
Vehicles	11,615	10,621
Gross depreciable assets	162,026	157,860
Less accumulated depreciation and amortization	(118,082)	(112,254)
Net depreciable assets	43,944	45,606
Construction in progress	5,845	2,572
Land	16,266	16,275
Total Property, Plant and Equipment, Net	66,055	64,453
Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of $427 and $409 in 2013 and 2012, respectively	581	576
Debt issuance costs, net of accumulated amortization of $455 and $380 in 2013 and 2012, respectively	309	385
Licensing agreements and non-compete agreements, net of accumulated amortization of $1,861 and $1,611 in 2013 and 2012, respectively	378	627
Deferred income taxes	2,164	3,224
Other	5,538	4,638
Total Other Assets	14,132	14,612
Total Assets	$183,559	$174,267

The accompanying notes are an integral part of the Consolidated Financial Statements.

	July 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY	(in thousands)
Current Liabilities
Current maturities of notes payable	$3,500	$3,800
Accounts payable	6,483	6,700
Dividends payable	1,236	1,154
Accrued expenses
Salaries, wages and commissions	9,087	6,201
Trade promotions and advertising	2,824	3,302
Freight	2,154	2,585
Other	6,163	5,380
Total Current Liabilities	31,447	29,122
Noncurrent Liabilities
Notes payable	22,400	25,900
Deferred compensation	8,569	8,117
Pension and postretirement benefits	16,362	24,241
Other	1,843	1,579
Total Noncurrent Liabilities	49,174	59,837
Total Liabilities	80,621	88,959

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,866,560 shares in 2013 and 7,786,241shares in 2012	787	779
Class B Stock, par value $.10 per share, issued 2,394,487 shares in 2013 and 2,374,859 shares in 2012	239	237
Additional paid-in capital	31,317	29,759
Restricted unearned stock compensation	(1,824)	(2,214)
Retained earnings	132,750	122,901
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	86	72
Pension and postretirement benefits	(5,608)	(11,591)
Cumulative translation adjustment	487	573
Less treasury stock, at cost (2,914,567 Common and 324,741 Class B shares in 2013 and 2,911,564 Common and 324,741 Class B shares in 2012)	(55,296)	(55,208)
Total Stockholders’ Equity	102,938	85,308

Total Liabilities and Stockholders’ Equity	$183,559	$174,267

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2013	2012	2011
	(in thousands, except for per share data)

Net Sales	$250,583	$240,681	$226,755
Cost of Sales	(184,084)	(181,676)	(176,715)
Gross Profit	66,499	59,005	50,040
Selling, General and Administrative Expenses	(47,558)	(47,303)	(36,331)
Capacity Rationalization Charges	(70)	(1,623)	—
Income from Operations	18,871	10,079	13,709
Other Income (Expense)
Interest income	34	31	61
Interest expense	(1,773)	(2,060)	(2,053)
Foreign exchange loss	(56)	(196)	(22)
Other, net	423	507	446
Total Other Expense, Net	(1,372)	(1,718)	(1,568)
Income Before Income Taxes	17,499	8,361	12,141
Income Taxes	(2,913)	(2,263)	(3,090)
Net Income	$14,586	$6,098	$9,051

Net Income Per Share
Basic Common	$2.25	$0.92	$1.36
Basic Class B Common	$1.69	$0.70	$1.06
Diluted	$2.07	$0.85	$1.26

Average Shares Outstanding
Basic Common	4,909	5,063	5,083
Basic Class B Common	1,970	1,934	1,908
Diluted	6,927	7,062	7,103

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended July 31,
	2013	2012	2011
	(in thousands)

Net Income	$14,586	$6,098	$9,051

Other Comprehensive Income (net of tax):
Unrealized gain on marketable securities	14	1	3
Pension and postretirement benefits	5,983	(6,276)	(4)
Cumulative translation adjustment	(86)	(226)	307
Other Comprehensive Income (Loss)	5,911	(6,501)	306
Comprehensive Income (Loss)	$20,497	$(403)	$9,357

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares		(in thousands)
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Restricted Unearned Stock Compensation	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance, July 31, 2010	9,884,139	(2,883,505)	$988	$25,104	$116,917	$(156)	$(47,513)	$(4,751)	$90,589
Net Income			—	—	9,051	—	—	—	9,051
Other Comprehensive Income (Loss)			—	—	—	—	—	306	306
Dividends Declared			—	—	(4,305)	—	—	—	(4,305)
Purchases of Treasury Stock		(117,123)	—	—	—	—	(2,407)	—	(2,407)
Issuance of Stock Under Long-Term Incentive Plans	239,044	33,500	24	3,741	(275)	(2,917)	496	—	1,069
Share-based Compensation			—	368	—	—	—	—	368
Amortization of Restricted Stock			—	—	—	627	—	—	627
Balance, July 31, 2011	10,123,183	(2,967,128)	$1,012	$29,213	$121,388	$(2,446)	$(49,424)	$(4,445)	$95,298
Net Income			—	—	6,098	—	—	—	6,098
Other Comprehensive Income (Loss)			—	—	—	—	—	(6,501)	(6,501)
Dividends Declared			—	—	(4,511)	—	—	—	(4,511)
Purchases of Treasury Stock		(296,427)	—	—	—	—	(6,247)	—	(6,247)
Issuance of Stock Under Long-Term Incentive Plans	37,917	27,250	4	448	(74)	(488)	463	—	353
Share-based Compensation			—	98	—	—	—	—	98
Amortization of Restricted Stock			—	—	—	720	—	—	720
Balance, July 31, 2012	10,161,100	(3,236,305)	$1,016	$29,759	$122,901	$(2,214)	$(55,208)	$(10,946)	$85,308
Net Income			—	—	14,586	—	—	—	14,586
Other Comprehensive Income (Loss)			—	—	—	—	—	5,911	5,911
Dividends Declared			—	—	(4,712)	—	—	—	(4,712)
Purchases of Treasury Stock		(8,253)	—	—	—	—	(175)	—	(175)
Issuance of Stock Under Long-Term Incentive Plans	99,947	5,250	10	1,289	(25)	(474)	87	—	887
Share-based Compensation			—	269	—	—	—	—	269
Amortization of Restricted Stock			—	—	—	864	—	—	864
Balance, July 31, 2013	10,261,047	(3,239,308)	$1,026	$31,317	$132,750	$(1,824)	$(55,296)	$(5,035)	$102,938

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended July 31
	2013	2012	2011
	(in thousands)
Cash Flows from Operating Activities
Net Income	$14,586	$6,098	$9,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,946	9,272	8,473
Amortization of investment (discounts) premiums	(7)	15	30
Non-cash stock compensation expense	864	727	641
Excess tax benefits for share-based payments	(268)	(92)	(342)
Deferred income taxes	(398)	(2,568)	3,515
Provision for bad debts	64	32	36
Loss on the sale of property, plant and equipment	8	445	168
Capacity rationalization charges	70	1,623	—
(Increase) decrease in:
Accounts receivable	(984)	(1,026)	(2,075)
Inventories	(1,050)	(456)	(3,207)
Prepaid expenses	1,416	1,878	(2,954)
Other assets	(1,025)	(510)	(110)
Increase (decrease) in:
Accounts payable	135	456	275
Accrued expenses	2,159	1,622	(1,384)
Deferred compensation	452	921	378
Pension and postretirement benefits	(1,896)	4,730	672
Other liabilities	294	172	(59)
Total Adjustments	8,780	17,241	4,057
Net Cash Provided by Operating Activities	23,366	23,339	13,108
Cash Flows from Investing Activities
Capital expenditures	(9,795)	(6,960)	(13,806)
Proceeds from sale of property, plant and equipment	66	31	149
Purchases of short-term investments	(34,439)	(17,601)	(60,083)
Dispositions of short-term investments	25,150	24,260	50,075
Net Cash Used in Investing Activities	(19,018)	(270)	(23,665)
Cash Flows from Financing Activities
Proceeds from issuance of notes payable	—	—	18,500
Principal payments on notes payable	(3,800)	(3,600)	(3,500)
Dividends paid	(4,630)	(4,486)	(4,218)
Purchase of treasury stock	(175)	(6,247)	(2,474)
Proceeds from issuance of treasury stock	82	31	221
Proceeds from issuance of common stock	805	321	914
Excess tax benefits for share-based payments	268	92	342
Net Cash (Used in) Provided by Financing Activities	(7,450)	(13,889)	9,785
Effect of exchange rate changes on cash and cash equivalents	44	28	(105)
Net (Decrease) Increase in Cash and Cash Equivalents	(3,058)	9,208	(877)
Cash and Cash Equivalents, Beginning of Year	27,093	17,885	18,762
Cash and Cash Equivalents, End of Year	$24,035	$27,093	$17,885
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

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments with maturities of three months or less when purchased.

SHORT-TERM INVESTMENTS

The composition of short-term investments was as follows as of July 31 (in thousands):

	2013	2012
U.S. Treasury Securities	$8,999	$5,998
Certificates of Deposit	9,460	3,165
Short-Term Investments	$18,459	$9,163

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

INVENTORIES

We value inventories at the lower of cost (first-in, first-out) or market. We recorded inventory obsolescence reserves of approximately $364,000 and $281,000 as of July 31, 2013 and 2012, respectively. The composition of inventories was as follows as of July 31 (in thousands):

	2013	2012
Finished goods	$12,112	$11,313
Packaging	4,003	3,982
Other	4,608	4,378
Inventories	$20,723	$19,673

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

INTANGIBLE ASSETS AND GOODWILL

We amortize most of our intangible assets on a straight-line basis over periods ranging from seven to 17 years. We have some intangible assets that were determined to have indefinite lives and are not amortized. We periodically review intangibles and goodwill to assess recoverability from projected discounted cash flows of the related operating entities. Our review is based on discounted cash flow and other approaches that require significant judgment with respect to volume, revenue, expense growth rates and the selection of an appropriate discount rate. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the first quarter of the fiscal year and when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired.

Our estimated intangible amortization expense for the next five fiscal years is as follows (in thousands):

2014	$315
2015	$248
2016	$76
2017	$48
2018	$40

OVERBURDEN REMOVAL AND MINING COSTS

We mine sorbent materials on property that we either own or lease as part of our overall operations. A significant part of our overall mining cost is incurred during the process of removing the overburden from the mine site, thus exposing the sorbent material used in a majority of our production processes. These stripping costs are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred. Stripping costs included in cost of sales were approximately $2,187,000, $2,031,000, and $2,045,000 for the fiscal years ended July 31, 2013, 2012 and 2011, respectively. We defer and amortize the pre-production overburden removal costs associated with opening a new mine. No pre-production overburden removal costs were deferred in the last two fiscal years.

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral patents, including legal fees and drilling expenses, are also capitalized. The amount of land and mineral rights included in land on the Consolidated Balance Sheets were approximately $13,000,000 and $2,165,000, respectively, as of both July 31, 2013 and 2012. Pre-production development costs on new mines and any prepaid royalties that may be offset against future royalties due upon extraction of the mineral are also capitalized. Prepaid royalties included in prepaid expenses and other assets on the Consolidated Balance Sheets were approximately $1,059,000 and $1,147,000 as of July 31, 2013 and 2012, respectively. No capitalized pre-production development costs were recorded in the last two fiscal years. All exploration related costs are expensed as incurred.

RECLAMATION

We perform ongoing reclamation activities during the normal course of our overburden removal activities. As overburden is removed from a mine site, it is hauled to previously mined sites and is used to refill older sites. This process allows us to continuously reclaim older mine sites and dispose of overburden simultaneously, therefore minimizing the costs associated with the reclamation process.

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

ADVERTISING

Advertising costs for the development of printed materials, television commercials, web-based digital banners, web-based social media and sales videos are deferred and expensed upon the first use of the materials, unless such amounts are immaterial. Costs paid for communicating advertising over a period of time, such as television air time, radio commercials and print media advertising space, are deferred and expensed on a pro-rata basis. All other advertising costs, including participation in industry conventions and shows and market research, are expensed when incurred. All advertising costs are part of selling, general and administrative expenses.

Advertising expenses were approximately $7,975,000, $10,846,000, and $3,220,000 for the years ended July 31, 2013, 2012 and 2011, respectively. Advertising expenses increased in fiscal 2012 for our Cat's Pride Fresh & Light products, which were introduced in the fourth quarter of fiscal 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents, short-term investments, cash surrender value of life insurance policies and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2013 and 2012. The short-term investments included U.S. Treasury securities and certificates of deposit. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost, which was approximately equal to fair value. See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding the fair value of notes payable, as well as assets and liabilities recorded at fair value.

REVENUE RECOGNITION

We recognize revenue when risk of loss and title are transferred under the terms of our sales agreements with customers. An invoice is generated at the time of shipment based on a fixed and determinable price. Sales returns and allowances are not material.

COST OF SALES

Cost of sales includes all manufacturing costs, including depreciation and amortization related to assets used in the manufacturing and distribution process, inbound and outbound freight, inspection costs, purchasing costs associated with materials and packaging used in the production process and warehouse and distribution costs.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of sales and were approximately $45,002,000, $42,095,000 and $39,763,000 for the fiscal years ended July 31, 2013, 2012 and 2011, respectively.

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

RESEARCH AND DEVELOPMENT

Research and development costs of approximately $2,620,000, $2,006,000 and $1,933,000 were charged to expense as incurred for the fiscal years ended July 31, 2013, 2012 and 2011, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

For our annual goodwill impairment test performed during the first quarter of fiscal 2013, we considered the FASB guidance issued under ASC 350 Intangibles-Goodwill and Other: Testing Goodwill for Impairment, which provides the option to first assess qualitative factors to determine if the annual two-step test of goodwill for impairment must be performed. We did not elect to perform a qualitative assessment and continued to perform the two-step test to measure potential goodwill impairment. There was no impact on our Consolidated Financial Statements as a result of this new guidance.

In the first quarter of fiscal 2013, we adopted the FASB guidance issued under ASC 220 Comprehensive Income: Presentation of Comprehensive Income. This guidance requires presentation of the components of net income and other comprehensive income either in one continuous statement, referred to as the Statement of Comprehensive Income, or in two separate consecutive statements. The requirements eliminate the current option to report other comprehensive income and its components in the Statement of Stockholders' Equity. In accordance with the new requirements, and consistent with our past practice for our Quarterly Reports on Form 10-Q, we elected to present the components of net income and other comprehensive income in two separate consecutive statements. The components recognized in net income or other comprehensive income did not change and there was no impact on our Consolidated Financial Statements as a result of adopting this new guidance.

Recently Issued Accounting Standards

In July 2012, the FASB issued guidance under ASC 350 Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, that provides the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the second, quantitative impairment test. If, based on the qualitative assessment of events or circumstances, an entity determines it is more likely than not that the indefinite-lived intangible asset's fair value is more than its carrying amount, then it is not necessary to perform the quantitative impairment test. However, if an entity concludes otherwise, then the quantitative impairment test must also be performed to identify and measure any potential impairment amount. We will consider the option provided in this guidance for our annual indefinite-lived asset impairment testing for our fiscal year 2014 beginning August 1, 2013.

In February 2013, the FASB issued guidance under ASC 220 Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires presentation by the respective line items of net income, either on the face of the statement where net income is presented or in the notes, information about significant amounts required under U.S. GAAP to be reclassified out of accumulated other comprehensive income in their entirety. For amounts not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. These presentation requirements will be effective for our Quarterly Report on Form 10-Q for the quarter ending October 31, 2013 and will not have a significant impact on our Consolidated Financial Statements.

NOTE 2 – SPECIAL CHARGES

Capacity Rationalization Charges

During fiscal 2012 we announced the planned relocation of production of our industrial floor absorbent and cat litter products from our facility located in Mounds, Illinois, to our plants located in Mississippi. This decision was made due to the continued decline in the coarse cat litter market and after a comprehensive evaluation of our manufacturing operations and cost structure, including state regulatory requirements.

We recorded pre-tax employee-related costs of $70,000 (net of an adjustment to reduce the reserve estimate) during fiscal 2013 related to the production relocation. We incurred a pre-tax asset write-off of $1,187,000 and severance and other employee-related costs of $436,000 during fiscal 2012. These costs are shown as “Capacity Rationalization Charges” on the Consolidated Statements of Operations. Allocation of these expenses between operating segments is impracticable due to the shared nature of our production facilities. No additional material expense is expected to be incurred related to the capacity rationalization.

Following is a rollforward of the reserve included in Other Accrued Expenses on the Consolidated Balance Sheets as of July 31, 2013 and 2012 (in thousands).

	Asset write-off	Severance and other employee related costs	Total
Charges recognized in year	$1,187	$436	$1,623
Charges against reserve	(1,187)	(23)	(1,210)
Reserve balance at July 31, 2012	—	413	413
Charges against reserve	—	(403)	(403)
Reserve adjustment	—	(10)	(10)
Reserve balance at July 31, 2013	$—	$—	$—

NOTE 3 – OPERATING SEGMENTS

We have two reportable operating segments derived from the different characteristics of our major customer groups: Retail and Wholesale Products Group and Business to Business Products Group. Net sales and operating income for each segment are provided below. Revenues by product line are not provided because it would be impracticable to do so. The accounting policies of the segments are the same as those described in the Note 1 of the Notes to the Consolidated Financial Statements.

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

				July 31,
				Assets
				2013	2012	2011
				(in thousands)
Business to Business Products				$53,721	$44,250	$40,635
Retail and Wholesale Products				76,376	79,658	81,049
Unallocated Assets				53,462	50,359	51,709
Total Assets				$183,559	$174,267	$173,393

	Year Ended July 31,
	Net Sales			Income
	2013	2012	2011	2013	2012	2011
	(in thousands)
Business to Business Products	$92,969	$85,456	$74,479	$30,739	$28,643	$19,504
Retail and Wholesale Products	157,614	155,225	152,276	10,561	2,098	10,439
Total Sales	$250,583	$240,681	$226,755
Corporate Expenses				(22,359)	(19,039)	(16,234)
Capacity Rationalization Charges				(70)	(1,623)	—
Income from Operations				18,871	10,079	13,709
Total Other Expense, Net				(1,372)	(1,718)	(1,568)
Income before Income Taxes				17,499	8,361	12,141
Income Taxes				(2,913)	(2,263)	(3,090)
Net Income				$14,586	$6,098	$9,051

The following is a summary of financial information by geographic region for the years ended July 31 (in thousands):

	2013	2012	2011
Sales to unaffiliated customers by:
Domestic operations	$238,655	$229,382	$214,239
Foreign subsidiaries	$11,928	$11,299	$12,516
Sales or transfers between geographic areas:
Domestic operations	$4,624	$4,440	$4,949
Income (Loss) before income taxes:
Domestic operations	$17,744	$9,382	$12,815
Foreign subsidiaries	$(245)	$(1,021)	$(674)
Net Income (Loss):
Domestic operations	$14,762	$6,974	$9,618
Foreign subsidiaries	$(176)	$(876)	$(567)
Identifiable assets:
Domestic operations	$175,261	$165,565	$163,696
Foreign subsidiaries	$8,298	$8,702	$9,697

Our largest customer accounted for the following percentage of consolidated net sales and net accounts receivable:

	2013	2012	2011
Net sales for the years ended July 31	20%	22%	21%
Net accounts receivable as of July 31	30%	32%	33%

NOTE 4 – NOTES PAYABLE

The composition of notes payable is as follows as of July 31 (in thousands):

	2013	2012
Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc.
Payable in annual principal installments on August 1: $3,083 in each fiscal year 2016 through 2021. Interest is payable semiannually at an annual rate of 3.96%	$18,500	$18,500

Prudential Financial
Payable in annual principal installments on April 15. Interest is payable semiannually at an annual rate of 6.55%	—	1,500

The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company
Payable in annual principal installments on October 15: $3,500 in fiscal 2014 and 2015; and $400 in fiscal 2016. Interest is payable semiannually at an annual rate of 5.89%	7,400	9,700
Total notes payable	$25,900	$29,700
Less current maturities of notes payable	(3,500)	(3,800)
Noncurrent notes payable	$22,400	$25,900

On April 15, 2013 we made the final payment on the $25,000,000 Note Purchase Agreement with Prudential Financial.

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

On December 21, 2011, we signed a second amendment to extend our $15,000,000 unsecured revolving credit agreement with BMO Harris. The second amendment extends the credit agreement until December 31, 2014. The credit agreement with BMO Harris provides that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At July 31, 2013, the variable rates would have been 3.25% for the BMO Harris’ prime-based rate or 1.93% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. On June 21, 2012, we signed a third amendment to the credit agreement which also allows us to obtain foreign letters of credit when necessary. As of July 31, 2013 and 2012, there were no outstanding borrowings under this credit agreement.

Our debt agreements also contain provisions such that if we default on one debt agreement, the others will automatically default. If we default on any guaranteed debt with a balance greater than $1,000,000, our unsecured revolving credit agreement with BMO Harris will be considered in default. If we default on any debt with a balance greater than $5,000,000 we will also be considered in default with the promissory notes to The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company. In addition, our credit agreement with BMO Harris indirectly restricts dividends by requiring us to maintain consolidated net worth, as defined, of about $56,760,000 plus 25% of cumulative quarterly earnings from January 31, 2006.

We were in compliance with all restrictive covenants and limitations at July 31, 2013.

The following is a schedule by fiscal year of future maturities of notes payable as of July 31, 2013 (in thousands):

2014	$3,500
2015	3,500
2016	3,483
2017	3,083
2018	3,083
Later years	9,251
$25,900

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

The following table summarizes our financial assets and liabilities that were reported at fair value by level within the fair value hierarchy (in thousands):

	Fair Value at July 31, 2013
	Total	Level 1	Level 2
Assets
Cash equivalents	$14,918	$14,918	$—
Marketable equity securities	88	88	—
Cash surrender value of life insurance	4,426	—	4,426

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

Cash surrender value of life insurance is classified as Level 2. The value was determined by the underwriting insurance company’s valuation models, which take into account the passage of time, mortality tables, interest rates, cash values for paid-up additions and dividend accumulations. The cash surrender value represents the guaranteed value we would receive upon surrender of these policies held on former key employees as of July 31, 2013. The cash surrender value of life insurance is included in other assets on the Consolidated Balance Sheets.

Short-term investments on the Consolidated Balance Sheets includes U.S. Treasury securities and certificates of deposit. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost on the Consolidated Balance Sheets, which approximated fair value as of July 31, 2013 and 2012, and these balances are excluded from the above table.

Accounts receivable and accounts payable balances on the Consolidated Balance Sheets approximate their fair values at July 31, 2013 and 2012 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

Notes payable on the Consolidated Balance Sheets are carried at the face amount of future maturities and are excluded from the above table. The estimated fair value of notes payable was approximately $27,514,000 as of July 31, 2013 and $31,749,000 as of July 31, 2012. Our debt does not trade on a daily basis in an active market, therefore the fair value of notes payable was estimated based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of short-term investments and accounts receivable. We place our investments in government-backed instruments and with other high quality institutions. Concentrations of credit risk with respect to accounts receivable are subject to the financial condition of certain major customers, principally the customer referred to in Note 3 of the Notes to the Consolidated Financial Statements. We generally do not require collateral to secure customer receivables; however, we require letters of credit for some foreign customers or we purchase insurance to reduce our risk.

NOTE 6 – INCOME TAXES

The provision for income tax expense (benefit) consists of the following at July 31 (in thousands):

	2013	2012	2011
Current
Federal	$5,446	$(252)	$—
Foreign	19	358	(118)
State	578	(165)	155
Current Income Tax Total	6,043	(59)	37
Deferred
Federal	(2,984)	2,038	2,479
Foreign	(88)	(171)	11
State	(58)	455	563
Deferred Income Tax Total	(3,130)	2,322	3,053
Total Income Tax Expense	$2,913	$2,263	$3,090

Principal reasons for variations between the statutory federal rate and the effective rates were as follows for the years ended July 31:

	2013	2012	2011
U.S. federal income tax rate	34.0%	34.0%	34.0%
Depletion deductions allowed for mining	(9.7)	(16.5)	(8.7)
State income tax expense, net of federal tax expense	2.9	2.3	2.9
Foreign tax restructuring	—	—	0.8
Difference in effective tax rate of foreign subsidiaries	(0.8)	1.2	(2.4)
Empowerment zone credits	(0.5)	(1.7)	(1.2)
Valuation allowance (decrease) increase	(7.8)	11.4	(1.7)
Other	(1.5)	(3.6)	1.8
Effective income tax rate	16.6%	27.1%	25.5%

We utilized approximately $1,369,000 of our domestic AMT credit carryforwards in fiscal 2013 based on the amount and composition of our taxable earnings. We correspondingly reduced the related valuation allowance that had been established in prior years for the full amount of the deferred tax benefit related to the AMT credits, thereby significantly reducing our effective income tax rate for fiscal 2013.

The Consolidated Balance Sheets included the following tax effects of cumulative temporary differences as of July 31 (in thousands):

	2013		2012
	Assets	Liabilities	Assets	Liabilities
Depreciation	$—	$6,868	$—	$10,622
Deferred compensation	3,375	—	3,210	—
Postretirement benefits	5,741	—	8,200	—
Net operating loss	—	—	2,339	—
Allowance for doubtful accounts	264	—	260	—
Deferred marketing expenses	—	9	—	21
Other assets	207	—	183	—
Accrued expenses	3,290	—	2,116	—
Tax credits	2,692	—	4,233	—
Amortization	—	356	—	304
Inventories	442	—	256	—
Depletion	—	503	—	500
Stock-based compensation	199	—	279	—
Reclamation	241	—	227	—
Other assets – foreign	2,134	—	40	—
Valuation allowance	(4,699)	—	(4,061)	—
Total deferred taxes	$13,886	$7,736	$17,282	$11,447

As of July 31, 2013, we had a total of approximately $4,699,000 for AMT credit and foreign net operating loss carryforwards, which can be carried forward indefinitely or until utilized. A number of factors determine whether or not we will be able to utilize these tax attributes. For example, certain factors, such as depletion and the cost of fuel used in our manufacturing process have a significant impact on our ability to use the deferred tax benefit related to our AMT credit carryforwards. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings and other factors that could affect the realization of deferred tax assets. We believe it is more likely than not that we will not realize a benefit from the carryforwards; therefore, a valuation allowance has been established for the full amount of the deferred tax benefit related to the AMT credits and the foreign net operating loss.

We provided for income taxes related to previously untaxed earnings of foreign subsidiaries during fiscal 2011 and subsequently no additional income tax expense has been incurred related to these foreign subsidiaries.

Our liability for unrecognized tax benefits (“UTBs”) based on tax positions related to the current and prior fiscal years did not change during fiscal 2013. Reconciliations of the beginning and ending amount of UTBs were as follows for the years ended July 31 (in thousands):

	2013	2012	2011
Gross balance – beginning of year	$273	$273	$643
Gross increases - tax positions in current year	—	—	—
Gross decreases - tax positions from prior years	—	—	(370)
Gross balance – end of year	$273	$273	$273

The amount of UTBs that, if recognized as of July 31, 2013, would affect our effective tax rate was $142,000. We classify interest and penalty accruals related to UTBs as income tax expense. During fiscal 2013, we recognized an immaterial amount of interest and penalties. As of July 31, 2013, we had accrued $14,000 for the payment of interest and penalties.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Our federal income tax returns for the fiscal years ended July 31, 2010, 2011 and 2012 remain open and are currently under examination. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are no material open or unsettled state, local or foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years.

NOTE 7 – STOCKHOLDERS’ EQUITY

Our authorized capital stock at July 31, 2013 and 2012 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share. There are no Class A Common Stock shares currently outstanding.

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

Common Stock is entitled to cash dividends, as and when declared or paid, equal to at least 133.33% on a per share basis of the cash dividend paid on Class B Stock. Class A Common Stock is entitled to cash dividends on a per share basis equal to the cash dividend on Common Stock. Additionally, while shares of Common Stock, Class A Common Stock and Class B Stock are outstanding, the sum of the per share cash dividend paid on shares of Common Stock and Class A Common Stock, must be equal to at least 133.33% of the sum of the per share cash dividend paid on Class B Stock and Class A Common Stock. See Note 4 of the Notes to the Consolidated Financial Statements regarding dividend restrictions provided in our debt agreements.

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

Our Board of Directors has authorized in the aggregate the repurchase of 3,666,771 shares of the Company stock since fiscal 1991. As of July 31, 2013, 3,012,333 shares of Common Stock and 342,241 shares of Class B Stock have been repurchased under the Board approved repurchase authorizations and 146,545 shares of Common Stock by other transactions authorized by management prior to the adoption of the Board’s repurchase authorizations.

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

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500. Stock options have been granted to our outside directors with a vesting period of one year and stock options granted to employees generally vest 25% two years after the grant date and in each of the three following anniversaries of the grant date. In addition, shares of restricted stock have been issued under the 2006 Plan as described in the restricted stock section below. As of July 31, 2013, there were 603,000 shares available for future grants under this plan.

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provides for grants of stock options to directors. Stock options have been granted to our directors with a one year vesting period. There are no shares available for future grants under this plan. All shares of stock issued under the Directors’ Plan were from treasury stock.

A summary of stock option transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at July 31, 2010	327	$9.87	3.2	$3,934
Options exercisable at July 31, 2010	317	$9.64	3.1	$3,885
Options non-vested at July 31, 2010	10	$17.00
Exercised	(138)	$8.19		$1,720
Options outstanding at July 31, 2011	189	$11.10	2.8	$1,882
Options exercisable at July 31, 2011	184	$10.94	2.8	$1,793
Options non-vested at July 31, 2011	5	$17.00
Exercised	(42)	$8.34		$515
Options outstanding at July 31, 2012	147	$11.89	2.2	$1,473
Options exercisable at July 31, 2012	147	$11.89	2.2	$1,473
Options non-vested at July 31, 2012	—	$—
Exercised	(87)	$10.25		$1,385
Options outstanding at July 31, 2013	60	$14.25	2.3	$1,059
Options exercisable at July 31, 2013	60	$14.25	2.3	$1,059

The amount of cash received from the exercise of options during the fiscal year ended July 31, 2013 was approximately $2,271,000 and the related tax benefit was approximately $613,000. The amount of cash received from the exercise of options during the fiscal year ended July 31, 2012 was approximately $866,000 and the related tax benefit was approximately $234,000. The amount of cash received from the exercise of options during the fiscal year ended July 31, 2011 was approximately $2,867,000 and the related tax benefit was approximately $831,000.

The following table summarizes information related to stock options outstanding and exercisable at July 31, 2013. All outstanding stock options were exercisable as of July 31, 2013.

Options Outstanding and Exercisable by Price Range as of July 31, 2013
Range of Exercise Prices			Outstanding and Exercisable (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$9.00	-	$10.50	9	0.2	$9.43
$10.51	-	$12.00	—	0.0	$—
$12.01	-	$13.50	6	1.3	$13.07
$13.51	-	$15.00	25	2.9	$14.82
$15.01	-	$16.50	10	2.6	$15.37
$16.51	-	$17.00	10	3.3	$17.00
$9.00	-	$17.00	60	2.3	$14.25

We recognized the related compensation expense over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service to us. We recognized no stock-based compensation expense related to stock options during fiscal 2013, $4,000 during fiscal 2012 and $10,000 during fiscal 2011, net of related tax effect.

As of both July 31, 2013 and July 31, 2012, we had no unamortized expense associated with outstanding stock options. As of July 31, 2011, we had total unamortized compensation expense of approximately $4,000. The weighted average period over which this expense was expected to be amortized was 0.3 years as of July 31, 2011.

RESTRICTED STOCK

All of our non-vested restricted stock as of July 31, 2013 was issued under the 2006 Plan with vesting periods from two to five years.

A summary of restricted stock transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Unamortized Expense (in thousands)
Non-vested restricted stock outstanding at July 31, 2010	23	$15.31	0.9	$156
Granted	134	$21.78
Vested	(18)	$15.37
Non-vested restricted stock outstanding at July 31, 2011	139	$21.54	4.0	$2,446
Granted	28	$20.95
Vested	(30)	$20.67
Forfeitures	(5)	$19.61
Non-vested restricted stock outstanding at July 31, 2012	132	$21.68	3.1	$2,214
Granted	20	$25.03
Vested	(34)	$21.75
Forfeitures	(1)	$20.60
Non-vested restricted stock outstanding at July 31, 2013	117	$22.24	2.1	$1,824

We recognized stock-based compensation related to restricted stock of $631,000, $519,000 and $468,000, net of related tax effect, in fiscal 2013, 2012 and 2011, respectively.

NOTE 9 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Oil-Dri Corporation of American Pension Plan (“Pension Plan”) is a defined benefit pension plan for eligible salaried and hourly employees. Pension benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service.

We also provide a postretirement health benefits plan to domestic salaried employees who meet specific age, participation and length of service requirements at the time of retirement. Eligible employees may elect to continue their health care coverage under the Oil-Dri Corporation of America Employee Benefits Plan until the date certain criteria are met, including attaining the age of Medicare eligibility. We have the right to modify or terminate the postretirement health benefit plan at any time. We increased the length of service and certain other eligibility requirements for this plan during fiscal 2013.

We also maintain a 401(k) savings plan under which we match a portion of employee contributions. This plan is available to essentially all domestic employees following a specific number of days of employment. Our contributions to this plan, and to similar plans maintained by our foreign subsidiaries, were $708,000, $673,000 and $714,000 for the fiscal years ended July 31, 2013, 2012 and 2011, respectively.

Obligations and Funded Status

The following tables provide a reconciliation of changes in the plans’ benefit obligations, assets’ fair values and funded status for the fiscal years ended July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation, beginning of year	$41,839	$31,142	$2,585	$2,042
Service cost	1,751	1,324	136	104
Interest cost	1,544	1,617	96	105
Actuarial (gain) loss	(7,324)	8,609	(285)	424
Plan amendments	—	—	(70)	—
Benefits paid	(944)	(853)	(21)	(90)
Benefit obligation, end of year	$36,866	$41,839	$2,441	$2,585

Change in plan assets:
Fair value of plan assets, beginning of year	$20,108	$19,878	$—	$—
Actual return on plan assets	2,514	15	—	—
Employer contribution	1,209	1,068	21	90
Benefits paid	(944)	(853)	(21)	(90)
Fair value of plan assets, end of year	$22,887	$20,108	$—	$—
Funded status, recorded in Consolidated Balance Sheets	$(13,979)	$(21,731)	$(2,441)	$(2,585)

The accumulated benefit obligation for the Pension Plan was $31,841,000 as of July 31, 2013 and $35,255,000 as of July 31, 2012.

The following table shows amounts recognized in the Consolidated Balance Sheets as of July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2013	2012	2013	2012
Deferred income taxes	$4,843	$7,274	$898	$927
Other current liabilities	—	—	(58)	(75)
Other noncurrent liabilities	(13,979)	(21,731)	(2,383)	(2,510)
Accumulated other comprehensive income –net of tax:
Net actuarial loss	5,172	10,883	445	655
Prior service cost (income)	24	33	(43)	—
Net obligation at transition	—	—	10	20

Benefit Costs and Amortizations

The following table shows the components of the net periodic pension and postretirement health benefit costs for the fiscal years ended July 31 (in thousands):

	Pension Cost			Postretirement Health Benefit Cost
	2013	2012	2011	2013	2012	2011
Service cost	$1,751	$1,324	$1,293	$136	$104	$85
Interest cost	1,544	1,617	1,507	96	105	91
Expected return on plan assets	(1,510)	(1,480)	(1,287)	—	—	—
Amortization of:
Net transition obligation	—	—	—	15	15	15
Prior service costs	15	15	23	—	—	—
Other actuarial loss	884	317	316	53	30	14
Net periodic benefit cost	$2,684	$1,793	$1,852	$300	$254	$205

The following table shows amounts, net of tax, that are recognized in other comprehensive income for the fiscal years ended July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2013	2012	2013	2012
Net actuarial (gain) loss	$(5,164)	$6,246	$(177)	$263
Prior service cost establishment due to plan amendments	—	—	(43)	—
Amortization of:
Prior service cost	(9)	(9)	—	—
Net transition obligation	—	—	(9)	(10)
Amortization of actuarial loss	(548)	(196)	(33)	(18)
Total recognized in other comprehensive (income) loss	$(5,721)	$6,041	$(262)	$235

The following table shows amortization amounts, net of tax, expected to be recognized in fiscal 2014 in accumulated other comprehensive income (in thousands):

Amortization of:	Pension Benefits	Postretirement Health Benefits
Net actuarial loss	$193	$19
Prior service cost (income)	8	(4)
Net obligation at transition	—	10
Total to be recognized as other comprehensive loss	$201	$25

Cash Flows

We have funded the Pension Plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under the Employee Retirement Income Security Act of 1974 (ERISA), as amended. We expect to contribute approximately $1,038,000 in fiscal 2014.

The postretirement health plan is an unfunded plan. Our policy is to pay insurance premiums and claims from our assets.

The following table shows the estimated future benefit payments (in thousands):

	Pension Benefits	Postretirement Health Benefits
2014	$1,123	$58
2015	1,180	85
2016	1,211	116
2017	1,299	130
2018	1,421	143
2019-23	8,621	925

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

	Pension Benefits		Postretirement Health Benefits
	2013	2012	2013	2012
Discount rate for net periodic benefit costs	3.75%	5.25%	3.75%	5.25%
Discount rate for year-end obligations	4.80%	3.75%	4.80%	3.75%
Rate of increase in compensation levels for net periodic benefit costs	3.50%	4.00%	—	—
Rate of increase in compensation levels for year-end obligations	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—

The discount rate for fiscal 2013 and 2012 was the single equivalent rate that would yield the same present value as the plan’s expected cashflows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve is the Citigroup Pension Liability Index.

Our expected rate of return on Pension Plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services and investment managers), and long-term inflation assumptions. Our historical actual return averaged approximately 7.9% for the 10-year period ending July 31, 2013. The actual rate of return in fiscal 2013 was approximately 13.7%. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in our pension plans.

For fiscal 2013, the medical cost trend assumption was 8.0% . The graded trend rate is expected to decrease to an ultimate rate of 5.0% in fiscal 2024.

The following table reflects the effect on postretirement health costs and accruals of a one-percentage point change in the assumed health care cost trend in the fiscal year ended July 31, 2013 (in thousands):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost	$38	$(32)
Effect on accumulated postretirement benefit obligation	$348	$(299)

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

We measure and monitor the plan’s asset investment performance and the allocation of assets through quarterly investment portfolio reviews. Investment performance is measured by absolute returns, returns relative to benchmark indices and any other appropriate basis of comparison. The targeted allocation percentages of plan assets is shown below for fiscal 2014 and the actual allocation as of July 31:

Asset Allocation	Target fiscal 2014	2013	2012
Cash and accrued income	2%	13%	7%
Fixed income	38%	25%	32%
Equity	60%	62%	61%

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets carried at fair value as of July 31 (in thousands):

	Fair Value At July 31, 2013
	Total	Quoted Prices in Active Markets for identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Cash and Cash Equivalents(a)	$2,469	$2,469	$—	$—
Equity securities(b):
U.S. companies	8,962	8,933	29	—
International companies	1,901	1,901	—	—
Equity securities - international mutual funds:
Developed market(c)	1,741	—	1,741	—
Emerging markets(d)	567	—	567	—
Commodities(e)	379	7	372	—
Fixed Income:
U.S. Treasuries	2,694	—	2,694	—
Corporate bonds(f)	1,998	—	1,998	—
Emerging markets(g)	666	—	666	—
Government sponsored entities(h)	320	—	320	—
Multi-strategy bond fund(i)	624	—	624	—
Other(j)	566	—	566	—
Total	$22,887	$13,310	$9,577	$—

	Fair Value At July 31, 2012
	Total	Quoted Prices in Active Markets for identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Cash and Cash Equivalents(a)	$1,536	$1,536	$—	$—
Equity securities(b):
U.S. companies	$7,856	$7,797	$59	$—
International companies	$1,349	$1,349	$—	$—
Equity securities - international mutual funds:
Developed market(c)	$1,298	$—	$1,298	$—
Emerging markets(d)	$501	$—	$501	$—
Commodities(e)	$648	$5	$643	$—
Fixed Income:
U.S. Treasuries	$3,038	$—	$3,038	$—
Corporate bonds(f)	$2,413	$—	$2,413	$—
Emerging markets(g)	$664	$—	$664	$—
Government sponsored entities(h)	$256	$—	$256	$—
Other(j)	$549	$—	$549	$—
Total	$20,108	$10,687	$9,421	$—

(a)	Cash and cash equivalents consists of highly liquid investments which are traded in active markets.

(b)	This class represents equities traded on regulated exchanges. At July 31, 2013 this class also included exchange traded funds that invest in a portfolio of such stocks.

(c)
These mutual funds seek long-term capital growth by investing at least 80% of their assets in stocks of non- U.S. companies that are primarily in developed markets, however the fund allows up to 20% to be invested in emerging markets.

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

(i)
This class invests at least 80% of its net assets in bonds and other fixed income instruments issued by governmental or private-sector entities. More than 50% of its net assets are invested in mortgage-backed securities. The fund may invest up to 33 1/3% of its net assets in high-yield bonds, bank loans and assignments and credit default swaps.

(j)
This class seek long-term positive returns by employing a number of arbitrage and alternative investment strategies. The portfolio of instruments may include equities, convertible securities, debt securities, warrants, options, swaps, future contracts, forwards or other types of derivative instruments.

NOTE 10 – DEFERRED COMPENSATION

Oil-Dri's deferred compensation plans permit directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. Participants have deferred $542,000 and $416,000 into these plans in fiscal years 2013 and 2012, respectively. We recorded $412,000 and $462,000 of interest expense associated with these plans in fiscal years 2013 and 2012, respectively. Payments to participants were $465,000 and $400,000 in fiscal 2013 and 2012, respectively, and the total liability recorded for deferred compensation was $7,813,000 and $7,272,000 at July 31, 2013 and 2012, respectively.

The Oil-Dri Corporation of America Annual Incentive Plan provides certain executives with the opportunity to receive a deferred executive bonus award if certain financial goals are met. A total of $877,000 and $322,000 were awarded to certain executives for the fiscal years ended July 31, 2013 and July 31, 2012, respectively. These awards will vest and accrue interest over a three-year period.

Both of the above deferred compensation plans are unfunded. We fund these benefits when payments are made, and the timing and amount of the payments are determined according to the plans' provisions and, for certain plans, according to individual employee agreements.

The Oil-Dri Corporation of America Supplemental Executive Retirement Plan provides certain retired participants in the Pension Plan with the amount of benefits that would have been provided under the Pension Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”), and/or (2) the limitation on compensation for purposes of calculating benefits under the Pension Plan imposed by Section 401(a)(17) of the Code. The SERP liability is actuarially determined at the end of each fiscal year using assumptions similar to those used for the Pension Plan, see Note 9 of the Notes to the Consolidated Financial Statements. The SERP liability recorded at July 31, 2013 was $1,039,000, which was lower than the $1,241,000 liability recorded at July 31, 2012 due primarily to an increase in the discount rate used to actuarially value the obligation at July 31, 2013. As a result of the lower SERP liability, we recorded approximately $202,000 of income for the fiscal year ended July 31, 2013, compared to $698,000 in expense for the fiscal year ended July 31, 2012. The SERP is unfunded and we will fund benefits when payments are made.

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

The following is a schedule by year of future minimum rental requirements under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 31, 2013 (in thousands):

2014	$1,806
2015	1,279
2016	1,249
2017	1,257
2018	1,041
Later years	456

The following schedule shows the composition of total rental expense for all operating leases, including those with terms of one month or less which were not renewed, for the fiscal years ended July 31 (in thousands):

	2013	2012	2011
Vehicles and Railcars	$1,885	$2,029	$1,574
Office facilities	844	848	840
Warehouse facilities	229	252	288
Mining properties:
Minimum	320	123	112
Contingent	120	302	289
Other	133	141	135
	$3,531	$3,695	$3,238
Contingent mining royalty payments are determined based on the tons of raw clay mined.

NOTE 13 – OTHER CASH FLOW INFORMATION

Cash payments for interest and income taxes were as follows for the fiscal years ended July 31 (in thousands):

	2013	2012	2011
Interest	$1,351	$1,607	$1,275
Income taxes	$5,064	$993	$2,501

NOTE 14 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected information for fiscal years 2013 and 2012 is as follows (in thousands, except for per share amounts):

	Fiscal 2013 Quarter Ended
	October 31	January 31	April 30	July 31	Total
Net Sales	$61,417	$61,122	$64,152	$63,892	$250,583
Gross Profit	$17,231	$16,269	$16,891	$16,108	$66,499
Net Income	$4,452	$2,146	$3,251	$4,737	$14,586
Net Income Per Share
Basic Common	$0.69	$0.33	$0.50	$0.73	$2.25
Basic Class B Common	$0.52	$0.25	$0.37	$0.55	$1.69
Diluted	$0.64	$0.31	$0.46	$0.67	$2.07
Dividends Per Share
Common	$0.1800	$0.3600	$—	$0.1900	$0.7300
Class B	$0.1350	$0.2700	$—	$0.1425	$0.5475
Common Stock Price Range
High	$23.77	$30.34	$28.52	$32.40
Low	$21.26	$20.82	$23.92	$25.30

	Fiscal 2012 Quarter Ended
	October 31	January 31	April 30	July 31	Total
Net Sales	$59,582	$60,203	$59,780	$61,116	$240,681
Gross Profit	$14,203	$14,554	$14,705	$15,543	$59,005
Net Income (Loss)	$1,075	$3,239	$1,892	$(108)	$6,098
Net Income (Loss) Per Share
Basic Common	$0.16	$0.49	$0.28	$(0.02)	$0.92
Basic Class B Common	$0.12	$0.36	$0.21	$(0.01)	$0.70
Diluted	$0.15	$0.45	$0.26	$(0.02)	$0.85
Dividends Per Share
Common	$0.1700	$0.1700	$0.1700	$0.1800	$0.6900
Class B	$0.1275	$0.1275	$0.1275	$0.1350	$0.5175
Common Stock Price Range
High	$21.00	$21.61	$22.44	$22.39
Low	$16.87	$19.00	$19.39	$18.29

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal controls over financial reporting as of July 31, 2013 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Oil-Dri Corporation of America:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Oil-Dri Corporation of America and its subsidiaries at July 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
October 11, 2013

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except as set forth below) is contained in Oil-Dri’s Proxy Statement for its 2013 annual meeting of stockholders under the captions “1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Audit Committee” and “Corporate Governance Matters” and is incorporated herein by this reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2013 annual meeting of stockholders under the captions “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors,” “Director Compensation,” “Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2013 annual meeting of stockholders under the captions “Principal Stockholders,” “Security Ownership of Management” and “Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2013 annual meeting of stockholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2013 annual meeting of stockholders under the caption “Auditor Fees” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements are contained herein.

Consolidated Balance Sheets as of July 31, 2013 and July 31, 2012.

Consolidated Statements of Operations for the fiscal years ended July 31, 2013, July 31, 2012 and July 31, 2011.

Consolidated Statements of Comprehensive Income for the fiscal years ended July 31, 2013, July 31, 2012 and July 31, 2011.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended July 31, 2013, July 31, 2012 and July 31, 2011.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2013, July 31, 2012 and July 31, 2011.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2013, July 31, 2012 and July 31, 2011.

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
Incorporated by reference to Exhibit 10(s) to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on May 1, 2001.

10.2	First Amendment, dated as of December 13, 2002, to Memorandum of Agreement #1450 “Fresh Step”™dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

Exhibit
No.	Description	SEC Document Reference
10.3	Second Amendment, dated as of October 15, 2007, to Memorandum of Agreement #1450 “Fresh Step”™ dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2008.

10.4	Exclusive Supply Agreement dated May 19, 1999 between Church & Dwight Co., Inc. and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit (10)(r) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

10.5	$15,000,000 Credit Agreement, dated January 27, 2006 among the Company, certain subsidiaries of the Company and Harris N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.6	First Amendment, dated as of December 19, 2008 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.7	Second Amendment, dated as of December 21, 2011 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 28, 2011.

10.8	Third Amendment, dated as of June 21, 2012 to Credit Agreement dated as of January 27, 2006.	Filed herewith.

10.9	$15,000,000 Note Agreement dated as of December 16, 2005 among the Company, The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 22, 2005.

10.10	First Amendment, dated as of July 12, 2006 to Note Agreement dated as of December 16, 2005.	Incorporated by reference to Exhibit 10.9 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

10.11
$18,500,000 Note Agreement dated as of November 12, 2010 among Oil-Dri Corporation of America, The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota.
Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2010.

10.12	Description of 1987 Executive Deferred Compensation Program.*	Incorporated by reference to Exhibit (10)(f) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

10.13	Salary Continuation Agreement dated August 1, l989 between Richard M. Jaffee and Oil-Dri (“1989 Agreement”).*	Incorporated by reference to Exhibit (10)(g) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

10.14	Extension and Amendment, dated October 9, 1998, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

Exhibit
No.	Description	SEC Document Reference
10.15	Second Amendment, effective October 31, 2000, to the 1989 Agreement.*	Incorporated by reference to Exhibit 99.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 13, 2000.

10.16	Third Amendment, dated as of January 31, 2006, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 13, 2006.

10.17	Fourth Amendment, dated as of October 14, 2010, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on October 14, 2010.

10.18	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.19	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.20	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.21	Oil-Dri Corporation of America 1995 Long-Term Incentive Plan as amended and restated effective June 9, 2000.*	Incorporated by reference to Exhibit (10)(k) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.22	Supplemental Executive Retirement Plan dated April 1, 2003.*	Incorporated by reference to Exhibit (10)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.23	Oil-Dri Corporation of America Outside Director Stock Plan as amended and restated effective October 16, 1999.*	Incorporated by reference to Exhibit (10)(n) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.24	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.25	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.26	Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

Exhibit
No.	Description	SEC Document Reference
10.27	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.28	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.29	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.30	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.31	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.32	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.33	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.34	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.35	Letter Agreement, dated as of October 10, 2011, between Oil-Dri Corporation of America and Steven Jay Adolph.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2011.

11.1	Statement re: Computation of Net Income Per Share.	Filed herewith.

14.1	Code of Ethics
Available at Oil-Dri’s website at www.oildri.com or in print upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, IL 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.

21.1	Subsidiaries of Oil-Dri.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

31.1	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

Exhibit
No.	Description	SEC Document Reference
32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosure	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oil-Dri has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

By	/s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer, Director

Dated: October 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Richard M. Jaffee	October 11, 2013
Richard M. Jaffee
Chairman of the Board of Directors

/s/ Daniel S. Jaffee	October 11, 2013
Daniel S. Jaffee
President and Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Daniel T. Smith	October 11, 2013
Daniel T. Smith
Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Paula J. Krystopolski	October 11, 2013
Paula J. Krystopolski
Corporate Controller
(Controller)

/s/ J. Steven Cole	October 11, 2013
J. Steven Cole
Director

/s/ Joseph C. Miller	October 11, 2013
Joseph C. Miller
Vice Chairman of the Board of Directors

/s/ Michael A. Nemeroff	October 11, 2013
Michael A. Nemeroff
Director

/s/ Allan H. Selig	October 11, 2013
Allan H. Selig
Director

/s/ Paul E. Suckow	October 11, 2013
Paul E. Suckow
Director

/s/ Lawrence E. Washow	October 11, 2013
Lawrence E. Washow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31
	2013	2012	2011
	(in thousands)
Allowance for doubtful accounts:
Balance, beginning of year	$626	$607	$572
Additions	62	32	35
Deductions*	(47)	(13)	—
Balance, end of year	$641	$626	$607

* Net of recoveries.

Valuation reserve for income taxes:
Balance, beginning of year	$4,061	$3,106	$2,909
Additions charged to expense	638	955	197
Balance, end of year	$4,699	$4,061	$3,106

EXHIBITS

Exhibit No.	Description
11.1	Statement Re: Computation of Net Income Per Share

21.1	Subsidiaries of Oil-Dri

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certifications by Daniel S. Jaffee, President and Chief Executive Officer and Daniel T. Smith, Vice President and Chief Financial Officer, required by Rule 13a-14(a)

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101.INS	XBRL Taxonomy Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Note:
Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.