Form 10-Q
period 2013-10-31
OIL DRI CORP OF AMERICA
filed 2013-12-06
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended October 31, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2013.

Common Stock – 4,978,893 Shares and Class B Stock – 2,074,927 Shares

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

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including those described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

Cat’s Pride, Fresh & Light and Oil-Dri are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

ASSETS	October 31, 2013	July 31, 2013
Current Assets
Cash and cash equivalents	$17,776	$24,035
Short-term investments	15,187	18,459
Accounts receivable, less allowance of $656 and $641 at October 31, 2013 and July 31, 2013, respectively	31,732	31,148
Inventories	22,344	20,723
Deferred income taxes	3,986	3,986
Prepaid repairs expense	3,265	3,458
Prepaid expenses and other assets	2,252	1,563
Total Current Assets	96,542	103,372

Property, Plant and Equipment
Cost	187,070	184,137
Less accumulated depreciation and amortization	(119,840)	(118,082)
Total Property, Plant and Equipment, Net	67,230	66,055

Other Assets
Goodwill	5,162	5,162
Trademarks and patents, net of accumulated amortization of $433 and $427 at October 31, 2013 and July 31, 2013, respectively	577	581
Debt issuance costs, net of accumulated amortization of $472 and $455 at October 31, 2013 and July 31 2013, respectively	293	309
Licensing agreements and non-compete agreements, net of accumulated amortization of $1,924 and $1,861 at October 31, 2013 and July 31, 2013, respectively	316	378
Deferred income taxes	1,987	2,164
Other	6,322	5,538
Total Other Assets	14,657	14,132

Total Assets	$178,429	$183,559

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	October 31, 2013	July 31, 2013
Current Liabilities
Current maturities of notes payable	$3,500	$3,500
Accounts payable	6,907	6,483
Dividends payable	1,242	1,236
Accrued expenses:
Salaries, wages and commissions	3,526	9,087
Trade promotions and advertising	4,124	2,824
Freight	2,274	2,154
Other	5,741	6,163
Total Current Liabilities	27,314	31,447

Noncurrent Liabilities
Notes payable	18,900	22,400
Deferred compensation	8,820	8,569
Pension and postretirement benefits	16,582	16,362
Other	1,943	1,843
Total Noncurrent Liabilities	46,245	49,174

Total Liabilities	73,559	80,621

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,894,460 shares at October 31, 2013 and 7,866,560 shares at July 31, 2013	789	787
Class B Stock, par value $.10 per share, issued 2,399,668 shares at October 31, 2013 and 2,394,487 shares at July 31, 2013	240	239
Additional paid-in capital	32,439	31,317
Restricted unearned stock compensation	(2,595)	(1,824)
Retained earnings	134,382	132,750
Accumulated other comprehensive income:
Unrealized gain on marketable securities	78	86
Pension and postretirement benefits	(5,551)	(5,608)
Cumulative translation adjustment	420	487
Total accumulated other comprehensive income	(5,053)	(5,035)
Less Treasury Stock, at cost (2,915,567 Common and 324,741 Class B shares at October 31, 2013 and 2,914,567 Common and 324,741 Class B shares at July 31, 2013)	(55,332)	(55,296)
Total Stockholders’ Equity	104,870	102,938

Total Liabilities & Stockholders’ Equity	$178,429	$183,559

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For the Three Months Ended October 31,
	2013	2012

Net Sales	$63,546	$61,417
Cost of Sales	(47,046)	(44,186)
Gross Profit	16,500	17,231
Selling, General and Administrative Expenses	(12,158)	(10,820)
Capacity Rationalization Charges	—	(12)
Income from Operations	4,342	6,399

Other Income (Expense)
Interest expense	(424)	(481)
Interest income	10	9
Other, net	(35)	130
Total Other Income (Expense), Net	(449)	(342)

Income Before Income Taxes	3,893	6,057
Income taxes	(1,006)	(1,605)
Net Income	2,887	4,452

Retained Earnings:
Balance at beginning of period	132,750	122,901
Cash dividends declared and treasury stock issuances	(1,255)	(1,157)
Balance at end of period	$134,382	$126,196

Net Income Per Share
Basic Common	$0.44	$0.69
Basic Class B	$0.33	$0.52
Diluted	$0.41	$0.64
Average Shares Outstanding
Basic Common	4,955	4,879
Basic Class B	1,992	1,943
Diluted	6,973	6,879

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For the Three Months Ended October 31,
	2013	2012

Net Income	$2,887	$4,452

Other Comprehensive Income (net of tax):
Unrealized (loss) gain on marketable securities	(8)	3
Pension and postretirement benefits	57	150
Cumulative translation adjustment	(67)	16
Other Comprehensive Income	(18)	169
Total Comprehensive Income	$2,869	$4,621

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended October 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2013	2012
Net Income	$2,887	$4,452
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,231	2,255
Amortization of investment net discount	(1)	(2)
Non-cash stock compensation expense	241	203
Excess tax benefits for share-based payments	(13)	(11)
Deferred income taxes	37	92
Provision for bad debts	20	34
(Gain) Loss on the sale of fixed assets	(13)	10
Capacity rationalization charges	—	12
(Increase) Decrease in:
Accounts receivable	(604)	(1,187)
Inventories	(1,621)	(1,325)
Prepaid expenses	(496)	547
Other assets	(4)	42
Increase (Decrease) in:
Accounts payable	367	17
Accrued expenses	(4,313)	(1,530)
Deferred compensation	251	209
Pension and postretirement benefits	277	674
Other liabilities	102	(68)
Total Adjustments	(3,539)	(28)
Net Cash (Used in) Provided by Operating Activities	(652)	4,424

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,382)	(2,157)
Proceeds from sale of property, plant and equipment	14	4
Advance payment for acquisition	(800)	—
Purchases of short-term investments	(5,272)	(3,480)
Dispositions of short-term investments	8,545	4,705
Net Cash Used in Investing Activities	(895)	(928)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,500)	(2,300)
Dividends paid	(1,236)	(1,155)
Purchase of treasury stock	—	(9)
Proceeds from issuance of treasury stock	39	—
Proceeds from issuance of common stock	12	62
Excess tax benefits for share-based payments	13	11
Net Cash Used in Financing Activities	(4,672)	(3,391)

Effect of exchange rate changes on cash and cash equivalents	(40)	(21)

Net (Decrease) Increase in Cash and Cash Equivalents	(6,259)	84
Cash and Cash Equivalents, Beginning of Period	24,035	27,093
Cash and Cash Equivalents, End of Period	$17,776	$27,177

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended July 31, 2013 included in our Annual Report on Form 10-K filed with the SEC.

The unaudited condensed consolidated financial statements include the accounts of Oil-Dri Corporation of America and its subsidiaries. All significant intercompany transactions are eliminated. Except as otherwise indicated herein or as the context otherwise requires, references to “Oil-Dri,” the “Company,” “we,” “us” or “our” refer to Oil-Dri Corporation of America and its subsidiaries.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three months ended October 31, 2013 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2014.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Estimates and assumptions are revised periodically. Actual results could differ from these estimates.

Under the terms of our sales agreements with customers, we recognize revenue when risk of loss and title are transferred. An invoice is generated upon shipment that sets the fixed and determinable price. Trade promotion reserves are provided for sales incentives made directly to consumers, such as coupons, and made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. Such trade promotion costs are netted against sales. Sales returns and allowances are not material.

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

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral patents, including legal fees and drilling expenses, are also capitalized. Pre-production development costs on new mines and any prepaid royalties that may be offset against future royalties due upon extraction of the minerals are also capitalized. All exploration related costs are expensed as incurred.

We perform ongoing reclamation activities during the normal course of our overburden removal. As overburden is removed from a mine site, it is hauled to previously mined sites and is used to refill older sites. This process allows us to continuously reclaim older mine sites and dispose of overburden simultaneously, thereby minimizing the costs associated with the reclamation process.

2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In this Quarterly Report on Form 10-Q for the first quarter of fiscal 2014 we adopted new guidance from the Financial Accounting Standard Board (“FASB”) issued under Accounting Standard Codification (“ASC”) 220, Comprehensive Income-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance required presentation by the respective net income line items, either on the face of the statement where net income is presented or in the notes, of information about significant amounts required to be reclassified out of accumulated other comprehensive income (“AOCI”). We elected to present the reclassifications in the notes to the financial statements. See Note 8 for additional information regarding amounts reclassified from AOCI.

We considered the FASB guidance issued under ASC 350, Testing Indefinite-Lived Intangible Assets for Impairment, which provides the option to first assess qualitative factors to determine if the annual two-step test for impairment must be performed. Based on the relevant events and circumstances that could have affected the significant inputs used to determine the fair value of our indefinite-lived intangible assets, we determined that it is more likely than not that these assets are not impaired and we did not perform a quantitative impairment assessment. There was no impact on our condensed consolidated financial statements as a result of this new guidance.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	October 31, 2013	July 31, 2013
Finished goods	$12,876	$12,112
Packaging	4,581	4,003
Other	4,887	4,608
Total Inventories	$22,344	$20,723

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at October 31, 2013 and July 31, 2013 were $397,000 and $364,000, respectively.

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

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at October 31, 2013
	(in thousands)
	Total	Level 1	Level 2
Assets
Cash equivalents	$7,971	$7,971	$—
Marketable equity securities	81	81	—
Cash surrender value of life insurance	4,468	—	4,468

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

Cash surrender value of life insurance is classified as Level 2. The value was determined by the underwriting insurance company’s valuation models, which take into account the passage of time, mortality tables, interest rates, cash values for paid-up additions and dividend accumulations. The cash surrender value represents the guaranteed value we would receive upon surrender of these policies held on former key employees as of October 31, 2013. The cash surrender value of life insurance is included in other assets on the condensed Consolidated Balance Sheets.

The short-term investments on the condensed Consolidated Balance Sheets includes U.S. Treasury securities and certificates of deposit. We have the ability to hold our short-term investments to maturity and intend to do so; therefore, these investments were reported at amortized cost on the condensed Consolidated Balance Sheets, which approximated fair value as of October 31, 2013. These balances are excluded from the above table.

Accounts receivable and accounts payable balances on the condensed Consolidated Balance Sheets approximated their fair values at October 31, 2013 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

The carrying values of notes payable approximated their fair values at October 31, 2013 and are excluded from the above table. The estimated fair value of notes payable, including current maturities, was $23,638,000 as of October 31, 2013. Our debt does not trade on a daily basis in an active market, therefore the fair value estimate is based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

We apply fair value techniques on a non-recurring basis associated with: (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets. Our annual goodwill impairment analysis was performed in the first quarter of fiscal 2014 and did not indicate any impairment.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2013	2012
Service cost	$360	$459
Interest cost	436	388
Expected return on plan assets	(429)	(382)
Amortization of:
Prior service costs	3	3
Other actuarial loss	78	222
Net periodic benefit cost	$448	$690

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2013	2012
Service cost	$30	$34
Interest cost	29	24
Amortization of:
Net transition obligation	4	4
Prior service costs	(1)	—
Other actuarial loss	7	13
Net periodic benefit cost	$69	$75

Our plan covering postretirement health benefits is an unfunded plan. We have funded the pension plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum and the maximum contribution requirements of various regulations. We contributed $207,000 to our pension plan during the three months ended October 31, 2013. We estimate contributions will be $831,000 for the remainder of fiscal 2014. See Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three Months Ended October 31,
	2013	2012	2013	2012
Discount rate for net periodic benefit cost	4.80%	3.75%	4.80%	3.75%
Rate of increase in compensation levels	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—

The medical cost trend assumption for postretirement health benefits was 8.0%. The graded trend rate is expected to decrease to an ultimate rate of 5.0% in fiscal 2024.

6. OPERATING SEGMENTS

We have two operating segments: (1) Retail and Wholesale Products and (2) Business to Business Products. These segments are managed separately because each business has different customer characteristics. Net sales and operating income for each segment are provided below. Revenues by product line are not provided because it would be impracticable to do so. The accounting policies of the segments are the same as those described in Note 1 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

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

	Assets
	October 31, 2013	July 31, 2013
	(in thousands)
Business to Business Products	$54,950	$53,721
Retail and Wholesale Products	77,727	76,376
Unallocated Assets	45,752	53,462
Total Assets	$178,429	$183,559

	For the Three Months Ended October 31,
	Net Sales		Income
	2013	2012	2013	2012
	(in thousands)
Business to Business Products	$23,915	$21,782	$7,651	$7,523
Retail and Wholesale Products	39,631	39,635	1,275	4,524
Total Sales	$63,546	$61,417
Corporate Expenses			(4,584)	(5,636)
Capacity Rationalization Charges			—	(12)
Income from Operations			4,342	6,399
Total Other Expense, Net			(449)	(342)
Income before Income Taxes			3,893	6,057
Income Taxes			(1,006)	(1,605)
Net Income			$2,887	$4,452

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

The Oil-Dri Corporation of America Outside Director Stock Plan provides for grants of stock options to directors. Stock options have been granted to our directors with a one year vesting period. There are no shares available for future grants under this plan. All shares of stock issued under this plan were from treasury stock.

Stock Options

A summary of stock option transactions as of October 31, 2013 is shown below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options outstanding, July 31, 2013	60	$14.25	2.3	$1,059
Exercised	(4)	$12.00		$90
Forfeitures	(8)	$9.43
Options outstanding, October 31, 2013	48	$15.27	2.6	$966
Options exercisable, October 31, 2013	48	$15.27	2.6	$966

The amount of cash received from the exercise of stock options during the first quarter of fiscal 2014 was $51,000 and the related tax benefit was $24,000. The amount of cash received from the exercise of stock options during the first quarter of fiscal 2013 was $61,000 and the related tax benefit was $13,000.

No stock options were granted in the first three months of either fiscal 2014 or 2013.

Restricted Stock

All of our non-vested restricted stock as of October 31, 2013 was issued under the 2006 Plan with vesting periods between two years and five years.

Under the 2006 Plan, 22,000 restricted shares of Common Stock and 10,000 restricted shares of Class B stock were granted in the first quarter of fiscal 2014. In the first quarter of fiscal 2013, 7,000 restricted shares of Class B stock were granted.

Included in our stock-based compensation expense in the first quarter of fiscal years 2014 and 2013 was $241,000 and $203,000, respectively, related to non-vested restricted stock.

A summary of restricted stock transactions under the plan is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2013	117	$22.24
Vested	(26)	$21.74
Granted	32	$34.55
Forfeitures	(4)	$21.80
Non-vested restricted stock outstanding at October 31, 2013	119	$25.67

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component as of October 31, 2013 (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of July 31, 2013	$86	$(5,608)		$487	$(5,035)
Other comprehensive income before reclassifications, net of tax	(8)	—		(67)	(75)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	57	a)	—	57
Net current-period other comprehensive income, net of tax	(8)	57		(67)	(18)
Balance as of October 31, 2013	$78	$(5,551)		$420	$(5,053)

a) Amount is net of tax expense of $34,000. Amounts are included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 5 for further information.

9. SUBSEQUENT EVENT

On November 1, 2013, we acquired certain assets of MFM Industries, Inc. (“MFM”), including the customer list, mining and manufacturing equipment, packaging materials, inventory, intellectual property and other clay cat litter business assets. We will not operate the MFM plant and we did not acquire any land or mineral rights. MFM's customers' orders are being transferred to our cat litter manufacturing plants with available capacity and similar cat litter products. This transaction qualifies as a business combination for accounting purposes.

Prior to October 31, 2013, an $800,000 deposit was paid to be held in trust and was subsequently applied upon the closing of the transaction toward the MFM acquisition purchase price. This deposit was included in other assets on the Condensed Consolidated Balance Sheets as of October 31, 2013. We also incurred approximately $116,000 for certain acquisition-related costs during the first quarter of fiscal 2014, which are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income and Retained Earnings.

When the transaction closed on November 1, 2013, an additional $11,900,000 payment was made, plus a $500,000 payment was deposited in escrow to satisfy our obligation, if any, to indemnify MFM for expenses incurred to prepare and sell the land retained by MFM. We used existing cash and investment balances to fund these payments. In addition, under the purchase agreement, we are entitled to receive half of any proceeds resulting from the ultimate sale of the real property.

Further information about this acquisition is not available as of the date of filing of this Form 10-Q because the results of the business valuation are pending and the parties are still in the process of working through certain post-closing provisions under the terms of the purchase agreement, including terms which may adjust the final purchase price. As of the date of filing of this Form 10-Q, we expect there to be a reduction in the final purchase price based upon the post-closing inventory adjustment provisions and therefore expect to receive a payment from MFM of approximately $100,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other clay-like sorbent materials. Our principal products include agricultural and horticultural chemical carriers, animal health and nutrition products, cat litter, fluids purification and filtration bleaching clays, industrial and automotive floor absorbents and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: Retail and Wholesale Products Group and Business to Business Products Group, as described in Note 6 of the notes to condensed consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2013 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2012

Consolidated net sales for the three months ended October 31, 2013 were $63,546,000, an increase of 3% from net sales of $61,417,000 for the three months ended October 31, 2012. Consolidated net income for the first quarter of fiscal 2014 was $2,887,000, compared to $4,452,000 for the first quarter of fiscal 2013. Diluted net income per share was $0.41 for the first quarter of fiscal 2014, compared to $0.64 for the first quarter of fiscal 2013.

Consolidated net sales for the first quarter of fiscal 2014 improved due to strong growth in our Business to Business Products Group, a favorable product sales mix (defined as a greater proportion of sales from higher priced products) and increased net selling prices. Consolidated net income for the first quarter of fiscal 2014 decreased due to higher advertising and promotion expense, increased freight and packaging costs, the rising cost of fuel used in our manufacturing processes, as well as increased non-fuel manufacturing costs. Operating income improved for our Business to Business Products Group, but declined for our Retail and Wholesale Products Group compared to the first quarter of fiscal 2013.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first quarter of fiscal 2014 were $23,915,000, an increase of $2,133,000, or 10%, from net sales of $21,782,000 for the first quarter of fiscal 2013. The net sales increase was attributed to 4% more tons sold, a favorable product sales mix and higher net selling prices. Net sales of fluid purification products were approximately 21% higher due primarily to 14% more tons sold. Sales improved in both domestic and foreign markets as the result of global growth in edible oil production. Net sales of animal health and nutrition products increased approximately 2% due primarily to more sales in foreign markets. Our co-packaged traditional coarse cat litter net sales were comparable to the first quarter of the prior year. Net sales of agricultural products declined 2% due primarily to a temporary shutdown by a customer. This decrease was partially offset by higher sales of both our engineered granule products used in agricultural markets and our products used for agricultural chemical carriers sold to corn rootworm pesticide producers.

The Business to Business Products Group’s operating income for the first quarter of fiscal 2014 was $7,651,000, an increase of $128,000, or 2%, from operating income of $7,523,000 in the first quarter of fiscal 2013. Operating income was positively impacted by the improved sales described above, but was negatively impacted by a combined approximate 9% increase in materials, freight and packaging costs. Material costs rose primarily due to a higher price paid for natural gas used to operate kilns that dry our clay and increases in other non-fuel manufacturing costs. See further discussion of manufacturing costs under “Consolidated Results” below. The increase in freight costs was attributed primarily to more shipments to foreign countries and other cost increases in the freight industry which we expect to continue. Packaging cost increases were driven primarily by supplier price increases and the mix of products sold.

Selling, general and administrative expenses for the Business to Business Products Group increased 17% compared to the first quarter of fiscal 2013 due primarily to expenses incurred for sales in foreign markets.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first quarter of fiscal 2014 were $39,631,000, a decrease of $4,000 from net sales of $39,635,000 for the first quarter of fiscal 2013. Net sales for both our cat litter products and our foreign subsidiaries increased slightly; however, these increases were offset by a decline in sales of our industrial absorbents. Our foreign subsidiaries are discussed under “Foreign Operations” below. Overall cat litter net sales increased slightly. The benefits of increased selling prices and a favorable product sales mix were mostly offset by higher trade spending (trade spending reduces net sales) and an approximate 4% decrease in tons sold. Our branded cat litter net sales increase of approximately 12% was attributed to approximately 34% more sales of our Cat's Pride Fresh & Light scoopable products, as well as higher sales of our other Cat's Pride scoopable and coarse litter products. Private label cat litter sales decreased approximately 16% due to the continued decline in the coarse cat litter market, as well as a market trend away from private label cat litter products. Industrial absorbents net sales also declined approximately 5% compared to the first quarter of fiscal 2013.

The Retail and Wholesale Products Group's operating income for the first quarter of fiscal 2014 was $1,275,000, a decrease of $3,249,000 from operating income of $4,524,000 for the first quarter of fiscal 2013 due primarily to higher selling, general and administrative expenses, as discussed below. The Group's operating income was also negatively impacted by a combined approximate 7% increase in costs for packaging, freight, and materials. Packaging costs are up due to supplier price increases and the mix of products sold. The increase in freight costs was attributed primarily to more shipments to customers in regions with higher freight costs and other cost increases in the freight industry which we expect to continue. Material costs per ton rose primarily due to a higher price paid for natural gas used to operate kilns that dry our clay and increases in other non-fuel manufacturing costs. See further discussion of manufacturing costs under “Consolidated Results” below.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 58% higher compared to the first quarter of fiscal 2013 due to an approximately $1,600,000 increase in advertising and promotion expenditures, which were primarily for our Cat's Pride and other branded cat litter products. We expect advertising and promotional expenditures in fiscal 2014 to be greater than in fiscal 2013.

CONSOLIDATED RESULTS

Our consolidated gross profit as a percentage of net sales for the first quarter of fiscal 2014 was 26%, which was lower than the 28% reported for the first quarter of fiscal 2013. Gross profit declined due primarily to the increased cost of freight and packaging, as described by operating segment above, and higher material costs, which included a 36% increase in the cost of natural gas used to operate kilns that dry our clay. Material costs also included a 6% increase in non-fuel manufacturing cost per ton produced, which was driven primarily by increased repair and labor costs.

Selling, general and administrative expenses as a percentage of net sales for the first quarter of fiscal 2014 were 19%, compared to 18% for the first quarter of fiscal 2013. The discussions of the segments' operating incomes above describe the change in the selling, general and administrative expenses that were allocated to the operating segments, particularly higher advertising costs in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in the first quarter of fiscal 2014 included a lower estimated annual incentive plan bonus accrual. The incentive bonus expense was based on performance targets that were established for the fiscal year.

Interest expense was $57,000 lower for the first quarter of fiscal 2014 compared to the same period in fiscal 2013 due to a reduction of notes payable.

Our effective tax rate was 26% of pre-tax income in the first quarter of fiscal 2014, the same as in the first quarter of fiscal 2013, based on the projected composition and estimated level of our taxable income for the year.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first quarter of fiscal 2014 were $2,978,000, a 5% increase compared to net sales of $2,847,000 during the first quarter of fiscal 2013. The net sales increase was attributed to higher sales of fluids purification products by our United Kingdom subsidiary. While tons sold by our Canadian subsidiary were up slightly, net sales reported in U.S Dollars were negatively impacted by an unfavorable exchange rate of the Canadian Dollar. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales during the first quarter of both fiscal years 2014 and 2013.

Our foreign subsidiaries reported a net loss of $117,000 for the first quarter of fiscal 2014 compared to a net loss of $167,000 for the first quarter of fiscal 2013. The decrease in net loss was due primarily to higher sales and favorable product sales mix.

Identifiable assets of our foreign subsidiaries as of October 31, 2013 were $8,218,000, compared to $8,460,000 as of October 31, 2012. The decrease was due primarily to lower inventories, cash and cash equivalents, and net fixed assets, which were partially offset by increased accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, purchasing real estate, equipment and facilities, funding new product development and investing in infrastructure, repurchasing Common Stock, paying dividends and, from time to time, making acquisitions. During the first three months of fiscal 2014, we principally used cash generated from operations and from previous debt issuances to fund these requirements. We also have the ability to borrow under our credit facilities; however, we have not borrowed under the credit agreement in recent years. Cash and cash equivalents decreased $6,259,000 during the first three months of fiscal 2014 to $17,776,000 at October 31, 2013.

The following table sets forth certain elements of our condensed Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended October 31,
	2013	2012
Net cash (used in) provided by operating activities	$(652)	$4,424
Net cash used in investing activities	(895)	(928)
Net cash used in financing activities	(4,672)	(3,391)
Effect of exchange rate changes on cash and cash equivalents	(40)	(21)
Net (decrease) increase in cash and cash equivalents	$(6,259)	$84

Net cash (used in) provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first three months of fiscal years 2014 and 2013, were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $584,000 in the first three months of fiscal 2014 compared to an increase of $1,156,000 in the first three months of fiscal 2013. The change in both periods is due to the level and timing of sales and collections and the payment terms provided to various customers.

Inventories increased $1,621,000 in the first three months of fiscal 2014 compared to an increase of $1,325,000 in the same period in fiscal 2013. Finished goods inventory was up primarily due to higher costs in the first three months of fiscal 2014. Packaging and additives inventories were up due to higher costs and production projections for certain products. Finished goods inventories increased in the first three months of fiscal 2013 due to higher costs and to meet higher sales requirements.

Prepaid expenses increased $496,000 in the first three months of fiscal 2014 compared to a decrease of $547,000 in the first three months of fiscal 2013. The increase in the first three months of fiscal 2014 was due to an increase in prepaid insurance. During the first three months of fiscal 2013, a decrease in prepaid income taxes and deferred trade spending outweighed an increase in prepaid insurance. Prepaid insurance increased in both periods due the timing of insurance premium payments.

Other assets increased $4,000 in the first three months of fiscal 2014 compared to a decrease of $42,000 in the first three months of fiscal 2013.

Accounts payable increased $367,000 in the first three months of fiscal 2014 compared to an increase of $17,000 in the first three months of fiscal 2013. An increase in trade accounts payable was partially offset by a decrease in accrued income taxes in the first three months of fiscal 2014. An increase in accrued income taxes was partially offset by a decrease in trade accounts payable in the first three months of fiscal 2013. Trade payables varied in both periods due to timing of payments, cost fluctuations for goods and services we purchased and production volume levels.

Accrued expenses decreased $4,313,000 in the first three months of fiscal 2014 compared to a decrease of $1,530,000 in the first three months of fiscal 2013. Accrued salaries included the discretionary incentive bonus accrual, which in the first three months of both fiscal 2014 and 2013 decreased by the payout of the prior fiscal year's discretionary incentive bonus accrual and increased by the current fiscal year's first three months' discretionary incentive bonus accrual. The payout in the first three months of fiscal 2014 was substantially higher than the payout in the first three months of fiscal 2013. Accrued trade promotions and advertising in the first three months of both fiscal 2014 and 2013 varied due to the timing of marketing programs. Accrued freight changed in both years due to the timing of payments and shipments at quarter-end. Similar to accounts payable, accrued plant expenses fluctuated due to timing of payments, cost fluctuations for goods and services we purchased and our production levels.

Deferred compensation increased $251,000 in the first three months of fiscal 2014 compared to an increase of $209,000 in the first three months of fiscal 2013. Deferred compensation balances in both periods were reduced by scheduled payouts and were increased by employee deferrals and interest earned on accumulated deferred compensation balances.

Pension and other postretirement liabilities increased $277,000 in the first three months of fiscal 2014 compared to an increase of $674,000 in the first three months of fiscal 2013. The liability increase for both periods was determined based on actuarial estimates using various assumptions. Contributions of $207,000 during the first three months of fiscal 2014 partially offset the liability increase. See Note 5 of the notes to condensed consolidated financial statements for further discussion of our postretirement benefit obligations.

Other liabilities increased $102,000 in the first three months of fiscal 2014 compared to a decrease of $68,000 in the first three months of fiscal 2013. A reclassification of the accrual for uncertain tax positions to long-term resulted in the increase for the first three months of fiscal 2014.

Net cash used in investing activities

Cash used in investing activities was $895,000 in the first three months of fiscal 2014 compared to net cash used in investing activities of $928,000 in the first three months of fiscal 2013. In the first three months of fiscal 2014, an $800,000 escrow deposit was made related to the acquisition of MFM that was pending as of October 31, 2013. See Note 9 of the notes to condensed consolidated financial statements for additional information about the MFM acquisition. Disposition of investment securities exceeded purchases by $3,273,000 and $1,225,000 in the first three months of fiscal 2014 and 2013, respectively. Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities. Cash used for capital expenditures of $3,382,000 in the first three months of fiscal 2014 was primarily for capacity expansion projects and replacement of machinery at our manufacturing facilities. Cash used for capital expenditures of $2,157,000 for the same period in fiscal 2013 was primarily for replacement of machinery at our manufacturing facilities.

Net cash used in financing activities

Cash used in financing activities was $4,672,000 in the first three months of fiscal 2014 compared to cash used in financing activities of $3,391,000 in the first three months of fiscal 2013. Scheduled payments on long-term debt in the first three months of fiscal 2014 were $3,500,000 compared to $2,300,000 in the first three months of fiscal 2013. Dividend payments in the first three months of fiscal 2014 of $1,236,000 were higher than the $1,155,000 paid during the same period of fiscal 2013 due to a dividend increase.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,327,000 at October 31, 2013 were lower than the October 31, 2012 balances of $1,538,000 due to continuing operating losses as discussed in “Foreign Operations” above.

We have a $15,000,000 unsecured revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”) which will expire on December 31, 2014. The credit agreement provides that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. The credit agreement also allows us to obtain foreign letters of credit when necessary. At October 31, 2013, the variable rates would have been 3.25% for BMO Harris’ prime-based rate or 1.62% for LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under the credit agreement during the three months ended October 31, 2013 and 2012 and we were in compliance with its covenants.

As of October 31, 2013, we had remaining authority to repurchase 312,197 shares of Common Stock under a repurchase plan approved by our Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. We expect cash requirements for capital expenditures in fiscal 2014 to be higher than in fiscal 2013 due to projects at our manufacturing facilities, including capacity expansion projects for our fluids purification products. In addition, advertising and promotions spending in fiscal 2014 is expected to greater than in fiscal 2013. See Note 9 of the notes to condensed consolidated financial statements for information about our use of existing cash and investment balances to acquire certain assets of MFM subsequent to the end of the first quarter of fiscal 2014. Our capital requirements are subject to change as business conditions warrant and opportunities arise. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments at October 31, 2013 for the time-frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Notes Payable	$22,400	$3,500	$6,566	$6,167	$6,167
Interest on Notes Payable	3,560	962	1,366	865	367
Operating Leases	7,747	2,216	2,536	2,315	680
Total Contractual Cash Obligations	$33,707	$6,678	$10,468	$9,347	$7,214

We made total contributions to our defined benefit pension plan of $207,000 during the first three months of fiscal 2014. We estimate contributions of approximately $831,000 will be made during the remainder of fiscal 2014. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$32,312	$32,312	$—	$—	$—

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates and assumptions are revised periodically. Actual results could differ from these estimates. See the information concerning our critical accounting policies included under “Management’s Discussion of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

Recently Adopted Accounting Standards

In this Quarterly Report on Form 10-Q for the first quarter of fiscal 2014 we adopted new guidance from the FASB issued under ASC 220, Comprehensive Income-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance required presentation by the respective net income line items, either on the face of the statement where net income is presented or in the notes, of information about significant amounts required to be reclassified out of AOCI. We elected to present the reclassifications in the notes to the financial statements. See Note 8 of the notes to consolidated financial statements for additional information regarding amounts reclassified from AOCI.

We considered the FASB guidance issued under ASC 350, Testing Indefinite-Lived Intangible Assets for Impairment, which provides the option to first assess qualitative factors to determine if the annual two-step test for impairment must be performed. Based on the relevant events and circumstances that could have affected the significant inputs used to determine the fair value of our indefinite-lived intangible assets, we determined that it is more likely than not that these assets are not impaired and we did not perform a quantitative impairment assessment. There was no impact on our condensed consolidated financial statements as a result of this new guidance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We believe that the market risk arising from holdings of our financial instruments is not material.

We are exposed to foreign currency fluctuation risk, primarily U.S. Dollar/British Pound, U.S. Dollar/Euro and U.S. Dollar/Canadian Dollar, as it relates to certain accounts receivables and to our foreign operations. We are also subject to translation exposure of our foreign subsidiaries’ financial statements. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated sales or net income. In addition, a small portion of our consolidated accounts receivable are denominated in foreign currencies. In the first quarter of fiscal 2014 we did not enter into any hedge contracts in an attempt to offset any adverse effect of changes in currency exchange rates. We believe that the overall foreign currency fluctuation risk is not material to our consolidated financial statements.

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

We are exposed to commodity price risk with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and, consistent with our past practice, we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. We have not purchased any natural gas contracts for our planned kiln fuel needs for fiscal 2014. We continue to purchase natural gas at spot rates on a month to month basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a–14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosures	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

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

Dated:  December 6, 2013

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