Form 10-Q
period 2014-01-31
OIL DRI CORP OF AMERICA
filed 2014-03-11
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended January 31, 2014
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2014.

Common Stock – 4,978,567 Shares and Class B Stock – 2,074,927 Shares

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

Cat’s Pride, Fresh & Light and Oil-Dri are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

ASSETS	January 31, 2014	July 31, 2013
Current Assets
Cash and cash equivalents	$12,082	$24,035
Restricted cash	500	—
Short-term investments	7,100	18,459
Accounts receivable, less allowance of $683 and $641 at January 31, 2014 and July 31, 2013, respectively	37,022	31,148
Inventories	22,734	20,723
Deferred income taxes	3,540	3,986
Prepaid repairs expense	3,288	3,458
Prepaid expenses and other assets	3,087	1,563
Total Current Assets	89,353	103,372

Property, Plant and Equipment
Cost	188,915	184,137
Less accumulated depreciation and amortization	(119,956)	(118,082)
Total Property, Plant and Equipment, Net	68,959	66,055

Other Assets
Goodwill	8,553	5,162
Trademarks and patents, net of accumulated amortization of $439 and $427 at January 31, 2014 and July 31, 2013, respectively	661	581
Debt issuance costs, net of accumulated amortization of $488 and $455 at January 31, 2014 and July 31 2013, respectively	277	309
Licensing agreements and non-compete agreements, net of accumulated amortization of $1,986 and $1,861 at January 31, 2014 and July 31, 2013, respectively	253	378
Customer list, net of accumulated amortization of $255 at January 31, 2014	7,530	—
Deferred income taxes	2,740	2,164
Other	5,534	5,538
Total Other Assets	25,548	14,132

Total Assets	$183,860	$183,559

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	January 31, 2014	July 31, 2013
Current Liabilities
Current maturities of notes payable	$3,500	$3,500
Accounts payable	7,699	6,483
Dividends payable	1,242	1,236
Accrued expenses:
Salaries, wages and commissions	4,674	9,087
Trade promotions and advertising	3,188	2,824
Freight	2,480	2,154
Other	6,344	6,163
Total Current Liabilities	29,127	31,447

Noncurrent Liabilities
Notes payable	18,900	22,400
Deferred compensation	8,976	8,569
Pension and postretirement benefits	16,778	16,362
Other	2,021	1,843
Total Noncurrent Liabilities	46,675	49,174

Total Liabilities	75,802	80,621

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,894,460 shares at January 31, 2014 and 7,866,560 shares at July 31, 2013	789	787
Class B Stock, par value $.10 per share, issued 2,399,668 shares at January 31, 2014 and 2,394,487 shares at July 31, 2013	240	239
Additional paid-in capital	32,446	31,317
Restricted unearned stock compensation	(2,277)	(1,824)
Retained earnings	137,422	132,750
Accumulated other comprehensive income:
Unrealized gain on marketable securities	84	86
Pension and postretirement benefits	(5,495)	(5,608)
Cumulative translation adjustment	193	487
Total accumulated other comprehensive loss	(5,218)	(5,035)
Less Treasury Stock, at cost (2,915,893 Common and 324,741 Class B shares at January 31, 2014 and 2,914,567 Common and 324,741 Class B shares at July 31, 2013)	(55,344)	(55,296)
Total Stockholders’ Equity	108,058	102,938

Total Liabilities & Stockholders’ Equity	$183,860	$183,559

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For the Six Months Ended January 31,
	2014	2013

Net Sales	$132,851	$122,539
Cost of Sales	(99,458)	(89,039)
Gross Profit	33,393	33,500
Selling, General and Administrative Expenses	(23,317)	(23,654)
Capacity Rationalization Charges	—	(62)
Income from Operations	10,076	9,784

Other Income (Expense)
Interest expense	(809)	(927)
Interest income	16	17
Other, net	140	214
Total Other Income (Expense), Net	(653)	(696)

Income Before Income Taxes	9,423	9,088
Income taxes	(2,255)	(2,490)
Net Income	7,168	6,598

Retained Earnings:
Balance at beginning of period	132,750	122,901
Cash dividends declared and treasury stock issuances	(2,496)	(3,502)
Balance at end of period	$137,422	$125,997

Net Income Per Share
Basic Common	$1.09	$1.02
Basic Class B	$0.82	$0.77
Diluted	$1.01	$0.94
Average Shares Outstanding
Basic Common	4,967	4,887
Basic Class B	1,999	1,960
Diluted	6,991	6,904

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For the Six Months Ended January 31,
	2014	2013

Net Income	$7,168	$6,598

Other Comprehensive Income (net of tax):
Unrealized loss on marketable securities	(2)	(2)
Pension and postretirement benefits	113	300
Cumulative translation adjustment	(294)	23
Other Comprehensive (Loss) Income	(183)	321
Total Comprehensive Income	$6,985	$6,919

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For the Three Months Ended January 31,
	2014	2013

Net Sales	$69,305	$61,122
Cost of Sales	(52,412)	(44,853)
Gross Profit	16,893	16,269
Selling, General and Administrative Expenses	(11,159)	(12,834)
Capacity Rationalization Charges	—	(50)
Income from Operations	5,734	3,385

Other Income (Expense)
Interest expense	(385)	(446)
Interest income	6	8
Other, net	175	84
Total Other Income (Expense), Net	(204)	(354)

Income Before Income Taxes	5,530	3,031
Income taxes	(1,249)	(885)
Net Income	4,281	2,146

Net Income Per Share
Basic Common	$0.65	$0.33
Basic Class B	$0.49	$0.25
Diluted	$0.60	$0.31
Average Shares Outstanding
Basic Common	4,979	4,896
Basic Class B	2,005	1,976
Diluted	7,007	6,922

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For the Three Months Ended January 31,
	2014	2013

Net Income	$4,281	$2,146

Other Comprehensive Income (net of tax):
Unrealized gain (loss) on marketable securities	6	(5)
Pension and postretirement benefits	56	150
Cumulative translation adjustment	(227)	7
Other Comprehensive (Loss) Income	(165)	152
Total Comprehensive Income	$4,116	$2,298

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended January 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2014	2013
Net Income	$7,168	$6,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,860	4,475
Amortization of investment net discount	(2)	(3)
Non-cash stock compensation expense	560	413
Excess tax benefits for share-based payments	(21)	(199)
Deferred income taxes	79	184
Provision for bad debts	45	36
Loss on the sale of fixed assets	13	7
Capacity rationalization charges	—	62
(Increase) Decrease in assets, net of acquisition:
Accounts receivable	(5,919)	(812)
Inventories	(1,347)	(2,513)
Prepaid expenses	(725)	879
Other assets	(312)	24
Increase (Decrease) in liabilities, net of acquisition:
Accounts payable	381	(168)
Accrued expenses	(3,558)	690
Deferred compensation	407	281
Pension and postretirement benefits	528	882
Other liabilities	243	(25)
Total Adjustments	(4,768)	4,213
Net Cash Provided by Operating Activities	2,400	10,811

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,782)	(5,009)
Proceeds from sale of property, plant and equipment	16	34
Acquisition of business	(12,505)	—
Restricted cash	(500)	—
Purchases of short-term investments	(7,991)	(12,147)
Dispositions of short-term investments	19,352	10,925
Net Cash Used in Investing Activities	(8,410)	(6,197)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,500)	(2,300)
Dividends paid	(2,478)	(4,630)
Purchase of treasury stock	(13)	(175)
Proceeds from issuance of treasury stock	39	82
Proceeds from issuance of common stock	12	571
Excess tax benefits for share-based payments	21	199
Net Cash Used in Financing Activities	(5,919)	(6,253)
Effect of exchange rate changes on cash and cash equivalents	(24)	(24)
Net Decrease in Cash and Cash Equivalents	(11,953)	(1,663)
Cash and Cash Equivalents, Beginning of Period	24,035	27,093
Cash and Cash Equivalents, End of Period	$12,082	$25,430

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and six months ended January 31, 2014 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2014.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In the first quarter of fiscal 2014 we adopted new guidance from the Financial Accounting Standard Board (“FASB”) issued under Accounting Standard Codification (“ASC”) 220, Comprehensive Income-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance required presentation by the respective net income line items, either on the face of the statement where net income is presented or in the notes, of information about significant amounts required to be reclassified out of accumulated other comprehensive income (“AOCI”). We elected to present the reclassifications in the notes to the financial statements. See Note 8 for additional information regarding amounts reclassified from AOCI.

In the first quarter of fiscal 2014 we considered the FASB guidance issued under ASC 350, Testing Indefinite-Lived Intangible Assets for Impairment, which provides the option to first assess qualitative factors to determine if the annual two-step test for impairment must be performed. Based on the relevant events and circumstances that could have affected the significant inputs used to determine the fair value of our indefinite-lived intangible assets, we determined that it is more likely than not that these assets are not impaired and we did not perform a quantitative impairment assessment. There was no impact on our condensed consolidated financial statements as a result of this new guidance.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	January 31, 2014	July 31, 2013
Finished goods	$13,130	$12,112
Packaging	5,191	4,003
Other	4,413	4,608
Total Inventories	$22,734	$20,723

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at January 31, 2014 and July 31, 2013 were $348,000 and $364,000, respectively.

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

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at January 31, 2014
	(in thousands)
	Total	Level 1	Level 2
Assets
Cash equivalents	$3,555	$3,555	$—
Marketable equity securities	87	87	—
Cash surrender value of life insurance	4,493	—	4,493

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

Cash surrender value of life insurance is classified as Level 2. The value was determined by the underwriting insurance company’s valuation models, which take into account the passage of time, mortality tables, interest rates, cash values for paid-up additions and dividend accumulations. The cash surrender value represents the guaranteed value we would receive upon surrender of these policies held on former key employees as of January 31, 2014. The cash surrender value of life insurance is included in other assets on the condensed Consolidated Balance Sheets.

The short-term investments on the condensed Consolidated Balance Sheets includes U.S. Treasury securities and certificates of deposit. We have the ability to hold our short-term investments to maturity and intend to do so; therefore, these investments were reported at amortized cost on the condensed Consolidated Balance Sheets, which approximated fair value as of January 31, 2014. These balances are excluded from the above table.

Accounts receivable and accounts payable balances on the condensed Consolidated Balance Sheets approximated their fair values at January 31, 2014 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

Prepaid expenses and other assets on the condensed Consolidated Balance Sheets includes a receivable for the amount due to us upon the sale of the real property retained by MFM Industries Inc. ("MFM") per the acquisition agreement described in Note 9. The portion of the acquisition purchase cost assigned to this receivable of $500,000 is estimated based on the fair value of the real property. The fair value was determined using a market valuation approach and is classified as Level 3. This receivable will be carried at the allocated purchase cost and will be evaluated for impairment on an ongoing basis; therefore, this amount is excluded from the above table.

The carrying values of notes payable approximated their fair values at January 31, 2014 and are excluded from the above table. The estimated fair value of notes payable, including current maturities, was $23,981,000 as of January 31, 2014. Our debt does not trade on a daily basis in an active market, therefore the fair value estimate is based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

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

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2014	2013	2014	2013
Service cost	$361	$417	$721	$876
Interest cost	435	384	871	772
Expected return on plan assets	(429)	(373)	(858)	(755)
Amortization of:
Prior service costs	4	4	7	7
Other actuarial loss	78	220	156	442
Net periodic benefit cost	$449	$652	$897	$1,342

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2014	2013	2014	2013
Service cost	$30	$34	$60	$68
Interest cost	29	24	58	48
Amortization of:
Net transition obligation	4	4	8	8
Prior service costs	(2)	—	(3)	—
Other actuarial loss	8	13	15	26
Net periodic benefit cost	$69	$75	$138	$150

Our plan covering postretirement health benefits is an unfunded plan. We have funded the pension plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum and the maximum contribution requirements of various regulations. We contributed $230,000 to our pension plan during the second quarter ended January 31, 2014. We estimate contributions will be $601,000 for the remainder of fiscal 2014. See Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three and Six Months Ended January 31,
	2014	2013	2014	2013
Discount rate for net periodic benefit cost	4.80%	3.75%	4.80%	3.75%
Rate of increase in compensation levels	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—

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

			Assets
			January 31, 2014	July 31, 2013
			(in thousands)
Business to Business Products			$55,116	$53,721
Retail and Wholesale Products			91,207	76,376
Unallocated Assets			37,537	53,462
Total Assets			$183,860	$183,559

	For the Six Months Ended January 31,
	Net Sales		Income
	2014	2013	2014	2013
	(in thousands)
Business to Business Products	$49,179	$43,497	$15,644	$14,624
Retail and Wholesale Products	83,672	79,042	4,257	6,460
Total Sales	$132,851	$122,539
Corporate Expenses			(9,825)	(11,238)
Capacity Rationalization Charges			—	(62)
Income from Operations			10,076	9,784
Total Other Expense, Net			(653)	(696)
Income before Income Taxes			9,423	9,088
Income Taxes			(2,255)	(2,490)
Net Income			$7,168	$6,598

	For the Three Months Ended January 31,
	Net Sales		Income
	2014	2013	2014	2013
	(in thousands)
Business to Business Products	$25,264	$21,715	$7,993	$7,101
Retail and Wholesale Products	44,041	39,407	2,982	1,936
Total Sales	$69,305	$61,122
Corporate Expenses			(5,241)	(5,602)
Capacity Rationalization Charges			—	(50)
Income from Operations			5,734	3,385
Total Other Expense, Net			(204)	(354)
Income before Income Taxes			5,530	3,031
Income Taxes			(1,249)	(885)
Net Income			$4,281	$2,146

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

Stock Options

A summary of stock option transactions as of January 31, 2014 is shown below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options outstanding, July 31, 2013	60	$14.25	2.3	$1,059
Exercised	(4)	$12.00		$90
Forfeitures	(8)	$9.43
Options outstanding, January 31, 2014	48	$15.27	2.3	$911
Options exercisable, January 31, 2014	48	$15.27	2.3	$911

There were no stock options exercised during the second quarter of fiscal 2014. The amount of cash received from the exercise of stock options during the second quarter of fiscal 2013 was $591,000 and the related tax benefit was $255,000. The amount of cash received from the exercise of stock options during the first six months of fiscal 2014 was $51,000 and the related tax benefit was $24,000. The amount of cash received from the exercise of stock options during the first six months of fiscal 2013 was $652,000 and the related tax benefit was $268,000.

No stock options were granted in the first six months of either fiscal 2014 or 2013.

Restricted Stock

All of our non-vested restricted stock as of January 31, 2014 was issued under the 2006 Plan with vesting periods between two years and five years.

Under the 2006 Plan, no new restricted shares of common stock were granted in the second quarter of either fiscal 2014 or fiscal 2013. In the first quarter of fiscal 2014, 22,000 restricted shares of Common Stock and 10,000 restricted shares of Class B stock were granted. In the first quarter of fiscal 2013, 7,000 restricted shares of Class B stock were granted.

Included in our stock-based compensation expense in the second quarter of fiscal years 2014 and 2013 was $319,000 and $210,000, respectively, related to non-vested restricted stock. In the first six months of fiscal years 2014 and 2013, the expense related to unvested restricted stock was $560,000 and 413,000, respectively.

A summary of restricted stock transactions under the plan is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2013	117	$22.24
Vested	(27)	$21.67
Granted	32	$34.55
Forfeitures	(4)	$21.80
Non-vested restricted stock outstanding at January 31, 2014	118	$25.72

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component as of January 31, 2014 (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of July 31, 2013	$86	$(5,608)		$487	$(5,035)
Other comprehensive income before reclassifications, net of tax	(2)	—		(294)	(296)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	113	a)	—	113
Net current-period other comprehensive income, net of tax	(2)	113		(294)	(183)
Balance as of January 31, 2014	$84	$(5,495)		$193	$(5,218)

a) Amount is net of tax expense of $70,000. Amounts are included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 5 for further information.

9. ACQUISITION
On November 1, 2013, we acquired certain assets of MFM, a company engaged in the manufacturing, marketing and distribution of primarily private label cat litter. MFM and its parent company, MFM Delaware, Inc., had filed for bankruptcy in May 2013. The purchase of MFM’s cat litter business assets was a strategic business decision intended to expand our private label cat litter business. We did not acquire any land or mineral rights nor did we operate the MFM plant. MFM’s customers’ orders were transitioned to our existing cat litter manufacturing plants which had available capacity and were producing similar cat litter products.

This transaction qualifies as a business combination for accounting purposes, therefore the assets acquired were recorded at their respective estimated fair values at the date of acquisition. The excess of the purchase price over those fair values is recorded as goodwill. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the acquisition date. The fair values are subject to refinement within the measurement period as we finalize our valuations.

Estimated Fair Value as of November 1, 2013
(in thousands)
Consideration transferred:
Cash	$12,505
Contingent Consideration	500
Fair value of total consideration transferred	13,005

Recognized amounts of identifiable assets acquired:
Inventories	$664
Current assets	630
Deferred taxes - current	190
Equipment	299
Deferred taxes - noncurrent	46
Customer list	7,785
Total identifiable net assets	9,614

Goodwill	$3,391

Inventories acquired included finished goods, packaging supplies and raw materials. The inventory fair value was determined using the comparative sales method approach.

The MFM purchase agreement provides that we will receive half of the proceeds upon the sale of the real property retained by MFM. The receivable was valued at $500,000 based upon the fair value of the real property, which was determined using a market valuation approach, which may not be the ultimate sale price of the property. We expect to receive these proceeds within a year since MFM is required to sell the real property in order to resolve its bankruptcy proceedings. This receivable is included in current assets on the condensed Consolidated Balance Sheets. Current assets also includes a $130,000 prepaid asset for MFM deposits held by packaging suppliers to which we are entitled.

Various machinery and equipment purchased was valued primarily using a market valuation approach; however, a cost approach was used for certain equipment for which appropriate market comparisons were not available.

We deposited $500,000 in an escrow account to fund our maximum obligation to indemnify MFM for expenses incurred to prepare and sell the real property retained by MFM. We expect the full escrow amount to be spent within a year. The cash held in escrow is shown as restricted cash and the corresponding liability is included in current liabilities on the condensed Consolidated Balance Sheets.

We acquired a customer list which was recorded as an intangible asset at fair value using an income valuation approach. The valuation process estimated the present value of the anticipated benefits in excess of the returns on the contributory assets required to realize those benefits. The value of the customer list will be amortized over a period of 10 years with an accelerated amortization rate in the earlier years to reflect the expected pattern of decline in the related benefits over time. This customer list is related to the Retail and Wholesale Products Group segment.
The goodwill recorded from the acquisition is primarily attributable to anticipated synergies of our product portfolios. All of the goodwill recognized is deductible for tax purposes. This goodwill is related to the Retail and Wholesale Products Group segment.

Deferred taxes reflects primarily the difference between the book basis and tax basis of the accrued expense to indemnify MFM for costs incurred to prepare and sell the real property retained by MFM.
We incurred $120,000 of acquisition-related costs, primarily in the first quarter of fiscal 2014, which are included in selling, general and administrative expenses on the condensed Consolidated Statements of Income and Retained Earnings.
The summarized proforma financial information below presents the combined results of operations as if the acquisition of MFM had occurred as of August 1, 2012. MFM’s pre-acquisition results have been added to Oil-Dri’s historical results and include certain adjustments related to the acquisition, such as amortization of intangible assets and depreciation expense. These proforma results do not include any anticipated cost synergies and do not reflect the actual results of operations that would have been achieved, nor are they indicative of future results of operations. The following proforma results are presented for comparative purposes only (unaudited) (in thousands, except per share amounts):

	Three months ended		Six months ended
	January 31,		January 31,
	2014	2013	2014	2013
Proforma net sales	$69,305	$66,697	$137,817	$133,794
Proforma net income	$4,209	$2,057	$6,802	$6,335
Proforma net income per share - Basic Common	$0.64	$0.32	$1.04	$0.98
Proforma net income per share - Basic Class B	$0.48	$0.24	$0.78	$0.74
Proforma net income per share - Diluted	$0.59	$0.29	$0.96	$0.90

The net sales for MFM-related customers after the acquisition that are included in our condensed consolidated financial statements for the second quarter of fiscal 2014 were approximately $3,000,000. The amount of net income specifically attributed to these customers cannot be determined because MFM’s customers’ orders were fulfilled in our existing cat litter manufacturing plants and with our existing sales team and logistics processes.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2014 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2013

CONSOLIDATED RESULTS

Consolidated net sales for the six months ended January 31, 2014 were $132,851,000, an increase of 8% from net sales of $122,539,000 for the six months ended January 31, 2013. Consolidated net income for the first six months of of fiscal 2014 was $7,168,000, compared to $6,598,000 for the first six months of fiscal 2013. Diluted net income per share was $1.01 for the first six months of fiscal 2014, compared to $0.94 for the first six months of fiscal 2013.

Consolidated net sales for the first six months of fiscal 2014 improved due to strong growth in both our operating segments. Our Business to Business Products Group also benefited from a favorable product sales mix (defined as a greater proportion of sales from higher priced products) and higher net selling prices. Consolidated net income for the first six months of fiscal 2014 increased primarily due to the sales growth and a reduction in selling, general and administrative expenses, which was partially offset by increased freight and packaging costs, the rising cost of fuel used in our manufacturing processes, as well as higher non-fuel manufacturing costs. Operating income improved for our Business to Business Products Group, but declined for our Retail and Wholesale Products Group compared to the first six months of fiscal 2013.

Our consolidated gross profit as a percentage of net sales for the first six months of fiscal 2014 was 25%, which was lower than the 27% reported for the first six months of fiscal 2013. Gross profit declined due primarily to the increased costs of packaging and freight, as described by operating segment below, and higher material costs per ton, which included a 33% increase in the cost of natural gas used to operate kilns that dry our clay. Material costs also included a 3% increase in non-fuel manufacturing cost per ton produced, which was driven primarily by repair and labor costs.

Selling, general and administrative expenses as a percentage of net sales for the first six months of fiscal 2014 were 18%, compared to 19% for the first six months of fiscal 2013. The discussions of the segments' operating incomes below describe the change in the selling, general and administrative expenses that were allocated to the operating segments. The remaining unallocated corporate expenses in the first six months of fiscal 2014 included a lower estimated annual incentive plan bonus accrual than the prior year. The incentive bonus expense was based on performance targets that were established for the fiscal year.

Interest expense was $118,000 lower for the first six months of fiscal 2014 compared to the same period in fiscal 2013 due to a reduction of notes payable.

Our effective tax rate was 24% of pre-tax income in the first six months of fiscal 2014, which was lower than the 27% rate reported in the first six months of fiscal 2013. Our effective tax rate is based on the projected composition and estimated level of our taxable income for the year.

We believe net income for the second half of fiscal 2014 will be negatively impacted by cost pressures. This expectation is based on the assumptions that higher natural gas and other manufacturing costs will persist throughout fiscal 2014 and our effective tax rate for the year will be closer to historic norms rather than the approximate 17% reported for the full year of fiscal 2013. We also expect advertising expenditures for the full year of fiscal 2014 to be higher than in fiscal 2013.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first six months of fiscal 2014 were $49,179,000, an increase of $5,682,000, or 13%, from net sales of $43,497,000 for the first six months of fiscal 2013. The net sales increase was attributed to 3% more tons sold, a favorable product sales mix and higher net selling prices. Net sales of fluid purification products were up approximately 17% due primarily to 11% more tons sold. Sales improved in both domestic and foreign markets as the result of global growth in edible oil production. Net sales of animal health and nutrition products increased approximately 33% due primarily to more sales in foreign markets. Net sales of agricultural products increased 8% primarily for agricultural chemical carriers sold to corn rootworm pesticide producers and for other agricultural applications. Our co-packaged traditional coarse cat litter net sales were down slightly compared to the first six months of the prior year.

The Business to Business Products Group’s operating income for the first six months of fiscal 2014 was $15,644,000, an increase of $1,020,000, or 7%, from operating income of $14,624,000 in the first six months of fiscal 2013. Operating income was positively impacted by the improved sales described above, but was negatively impacted by a combined approximate 12% increase in materials, freight and packaging costs. Material costs rose primarily due to a higher price paid for natural gas used to operate kilns that dry our clay and increases in other non-fuel manufacturing costs. See further discussion of manufacturing costs in “Consolidated Results” above. The increase in freight costs was attributed primarily to more shipments to foreign countries and other cost increases in the freight industry which we expect to continue. Packaging cost increases were driven primarily by supplier price increases.

Selling, general and administrative expenses for the Business to Business Products Group increased 18% compared to the first six months of fiscal 2013 due primarily to expenses incurred for start up costs for our new subsidiary in China, Amlan International Trading (Shenzhen) Co., Ltd., as well as for sales commissions and product development.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first six months of fiscal 2014 were $83,672,000, an increase of $4,630,000, or 6%, from net sales of $79,042,000 for the first six months of fiscal 2013. Net sales for our cat litter products increased; however, sales declined for our industrial absorbents and for our foreign subsidiaries. Our foreign subsidiaries are discussed under “Foreign Operations” below. Overall cat litter net sales were up approximately 10%. The benefit of higher sales volume was partially offset by increased trade spending (trade spending reduces net sales). Our branded cat litter net sales increase of approximately 15% was attributed to approximately 47% more net sales of our Cat's Pride Fresh & Light products, as well as higher sales of our other Cat's Pride scoopable and coarse litter products. Private label cat litter sales increased approximately 5% due in part to additional sales from the acquisition of MFM. (See Note 9 of the notes to the condensed consolidated financial statements for more information about the MFM acquisition.) Industrial absorbents net sales declined slightly compared to the first six months of fiscal 2013.

The Retail and Wholesale Products Group's operating income for the first six months of fiscal 2014 was $4,257,000, a decrease of $2,203,000, or 34%, from operating income of $6,460,000 for the first six months of fiscal 2013. The benefit of higher sales discussed above was more than offset by a combined approximate 5% increase in costs for packaging, freight, and materials and by increased selling, general and administrative expenses, as discussed below. Packaging costs are up due to supplier price increases and the mix of products sold. The increase in freight costs was attributed primarily to more shipments to customers in regions with higher freight costs and other cost increases in the freight industry which we expect to continue. Material costs per ton rose primarily due to a higher price paid for natural gas used to operate kilns that dry our clay and increases in other non-fuel manufacturing costs. See further discussion of manufacturing costs in “Consolidated Results” above.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 5% higher compared to the first six months of fiscal 2013 due to increased expenses for sales commissions and amortization of intangible assets acquired in the MFM acquisition. Expenditures for advertising and promotions in the first six months of fiscal 2014 were slightly less than for the same period in fiscal 2013; however, we expect advertising and promotional expenditures for the full year of fiscal 2014 to be greater than in fiscal 2013.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first six months of fiscal 2014 were $5,582,000, a 9% decrease compared to net sales of $6,153,000 during the first six months of fiscal 2013. The net sales decrease was attributed primarily to lower cat litter sales by our Canadian subsidiary due to increased competition, which was partially offset by a favorable sales mix of fluids purification products sold by our United Kingdom subsidiary. Net sales by our foreign subsidiaries represented 4% and 5% of our consolidated net sales during the first six months of fiscal years 2014 and 2013, respectively.

Our foreign subsidiaries reported a net loss of $242,000 for the first six months of fiscal 2014 compared to a net loss of $146,000 for the first six months of fiscal 2013. The increase in net loss was due primarily to lower sales described above, which was partially offset by our United Kingdom subsidiary's sales mix including a greater proportion of higher margin products and favorable currency exchange rates.

Identifiable assets of our foreign subsidiaries as of January 31, 2014 were $7,504,000, compared to $8,569,000 as of January 31, 2013. The decrease was due primarily to lower accounts receivable, net fixed assets, inventories and cash and cash equivalents.

THREE MONTHS ENDED JANUARY 31, 2014 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2013

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended January 31, 2014 were $69,305,000, an increase of 13% from net sales of $61,122,000 for the three months ended January 31, 2013. Consolidated net income for the second quarter of fiscal 2014 was $4,281,000, compared to $2,146,000 for the second quarter of fiscal 2013. Diluted net income per share was $0.60 for the second quarter of fiscal 2014, compared to $0.31 for the second quarter of fiscal 2013.

Consolidated net sales for the second quarter of fiscal 2014 improved due to strong growth in both our operating segments. Our Business to Business Products Group benefited from a favorable product sales mix and higher net selling prices. Consolidated net income for the second quarter of fiscal 2014 increased primarily due to the higher sales and lower selling, general and administrative costs, which were partially offset by increased freight and packaging costs and the rising cost of fuel used in our manufacturing processes. Operating income improved for both of our operating segments.

Our consolidated gross profit as a percentage of net sales for the second quarter of fiscal 2014 was 24%, which was lower than the 27% reported for the second quarter of fiscal 2013. Gross profit declined due primarily to the increased cost of freight and packaging, as described by operating segment below, and 7% higher material costs per ton, which included a 28% increase in the cost of natural gas used to operate kilns that dry our clay and higher labor costs. We also sold more private label cat litter which generally has a lower gross profit than branded cat litter.

Selling, general and administrative expenses as a percentage of net sales for the second quarter of fiscal 2014 were 16%, compared to 21% for the second quarter of fiscal 2013. The discussions of the segments' operating incomes below describe the change in the selling, general and administrative expenses that were allocated to the operating segments, particularly lower advertising costs in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in the second quarter of fiscal 2014 included a lower estimated annual incentive plan bonus accrual. The incentive bonus expense was based on performance targets that were established for the fiscal year.

Interest expense was $61,000 lower for the second quarter of fiscal 2014 compared to the same period in fiscal 2013 due to a reduction of notes payable.

Our effective tax rate was 23% of pre-tax income in the second quarter of fiscal 2014, which was lower than the 29% rate reported in the second quarter of fiscal 2013. Our effective tax rate is based on the projected composition and estimated level of our taxable income for the year.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the second quarter of fiscal 2014 were $25,264,000, an increase of $3,549,000, or 16%, from net sales of $21,715,000 for the second quarter of fiscal 2013. The net sales increase was attributed to 3% more tons sold, a favorable product sales mix and higher net selling prices. Net sales of fluid purification products were approximately 13% higher due primarily to 7% more tons sold. Sales improved in both domestic and foreign markets as the result of global growth in edible oil production. Net sales of animal health and nutrition products increased approximately 69% due primarily to higher sales and a favorable product sales mix in foreign markets. Net sales of agricultural products increased 19% for chemical carriers and other agricultural applications. Our co-packaged traditional coarse cat litter net sales were down slightly compare to the second quarter of the prior year.

The Business to Business Products Group’s operating income for the second quarter of fiscal 2014 was $7,993,000, an increase of $892,000, or 13%, from operating income of $7,101,000 in the second quarter of fiscal 2013. Operating income was positively impacted by the improved sales described above, but was negatively impacted primarily by increased materials and freight costs. Material costs increased due primarily to a higher price paid for natural gas used to operate kilns that dry our clay and increases in other non-fuel manufacturing costs. See further discussion of manufacturing costs in “Consolidated Results” above. The increase in freight costs was attributed primarily to more shipments to foreign countries and other cost increases in the freight industry which we expect to continue. Packaging cost increases were driven primarily by supplier price increases.

Selling, general and administrative expenses for the Business to Business Products Group increased 19% compared to the second quarter of fiscal 2013 due primarily to expenses incurred for start up costs for our new subsidiary in China, Amlan International Trading (Shenzhen) Co., Ltd., sales commissions and product development.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the second quarter of fiscal 2014 were $44,041,000, an increase of $4,634,000 from net sales of $39,407,000 for the second quarter of fiscal 2013. Net sales for our cat litter products increased; however, sales declined for our industrial absorbents and for our foreign subsidiaries. Our foreign subsidiaries are discussed under “Foreign Operations” below. Overall cat litter net sales increased approximately 19%. The benefit of higher sales volume was partially offset by increased trade spending. Our branded cat litter net sales increase of approximately 18% was attributed to approximately 60% more net sales of our Cat's Pride Fresh & Light products, as well as higher sales of our other Cat's Pride scoopable and coarse litter products. Private label cat litter sales increased approximately 24% due in part to additional sales from the acquisition of MFM. (See Note 9 of the notes to the condensed consolidated financial statements for more information about the MFM acquisition.) Industrial absorbents net sales declined slightly compared to the second quarter of fiscal 2013.

The Retail and Wholesale Products Group's operating income for the second quarter of fiscal 2014 was $2,982,000, an increase of $1,046,000 from operating income of $1,936,000 for the second quarter of fiscal 2013. The benefits of the increased sales and lower selling, general and administrative expenses, as discussed below, were partially offset by higher packaging and materials costs. Packaging costs are up due to supplier price increases and the mix of products sold. Material costs per ton rose primarily due to a higher price paid for natural gas used to operate kilns that dry our clay and increases in other non-fuel manufacturing costs. See further discussion of manufacturing costs in “Consolidated Results” above. We also sold more private label cat litter, which generally has a lower gross profit than branded cat litter.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 29% lower compared to the second quarter of fiscal 2013 due to decreased advertising and promotion expenditures, which were partially offset by increased amortization costs for intangible assets acquired in the MFM acquisition. Despite lower expenditures for advertising and promotions in the second quarter of fiscal 2014, we expect advertising and promotional expenditures for the full year of fiscal 2014 to be greater than in fiscal 2013.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the second quarter of fiscal 2014 were $2,604,000, a 21% decrease compared to net sales of $3,307,000 during the second quarter of fiscal 2013. The net sales decrease was attributed to lower sales of cat litter products in our Canadian subsidiary due to increased competition and reduced export sales of fluids purification products by our United Kingdom subsidiary. Net sales by our foreign subsidiaries represented 4% and 5% of our consolidated net sales during the second quarter of fiscal years 2014 and 2013, respectively.

Our foreign subsidiaries reported a net loss of $125,000 for the second quarter of fiscal 2014 compared to net income of $21,000 for the second quarter of fiscal 2013. The net loss was due primarily to lower sales and higher material and freight costs for our Canadian subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, purchasing real estate, equipment and facilities, funding new product development and investing in infrastructure, repurchasing Common Stock, paying dividends and, from time to time, making acquisitions. During the first six months of fiscal 2014, we principally used cash generated from operations and from previous debt issuances to fund these requirements. We also have the ability to borrow under our credit facilities; however, we have not borrowed under the credit agreement in recent years. Cash and cash equivalents decreased $11,953,000 during the first six months of fiscal 2014 to $12,082,000 at January 31, 2014.

The following table sets forth certain elements of our condensed Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended January 31,
	2014	2013
Net cash provided by operating activities	$2,400	$10,811
Net cash used in investing activities	(8,410)	(6,197)
Net cash used in financing activities	(5,919)	(6,253)
Effect of exchange rate changes on cash and cash equivalents	(24)	(24)
Net decrease in cash and cash equivalents	$(11,953)	$(1,663)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first six months of fiscal years 2014 and 2013, were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $5,874,000 in the first six months of fiscal 2014 compared to an increase of $779,000 in the first six months of fiscal 2013. Sales in the first six months of fiscal 2014 were significantly higher than in the first six months of fiscal 2013. The change in both periods is also subject to the timing of sales and collections and the payment terms provided to various customers.

Inventories increased $1,347,000 in the first six months of fiscal 2014 compared to an increase of $2,513,000 in the same period in fiscal 2013. Finished goods inventory was up in the first six months of fiscal 2014 primarily due to higher costs and increased tons in inventory to meet the increased sales requirements. Packaging inventories were up due to higher costs and production projections for certain products. Finished goods inventories increased in the first six months of fiscal 2013 due to more tons and the mix of products in inventory, including increased agricultural products to meet forecasted needs.

Prepaid expenses increased $725,000 in the first six months of fiscal 2014 compared to a decrease of $879,000 in the first six months of fiscal 2013. The change in the first six months of fiscal 2014 was due to increases in both prepaid insurance and prepaid advertising costs. During the first six months of fiscal 2013, a decrease in prepaid income taxes and deferred trade spending outweighed an increase in prepaid insurance. Prepaid insurance increased in both periods due the timing of insurance premium payments.

Other assets increased $312,000 in the first six months of fiscal 2014 compared to a decrease of $24,000 in the first six months of fiscal 2013.

Accounts payable increased $381,000 in the first six months of fiscal 2014 compared to a decrease of $168,000 in the first six months of fiscal 2013. An increase in trade accounts payable was partially offset by a decrease in accrued income taxes in the first six months of fiscal 2014. In the first six months of fiscal 2013, a decrease in trade accounts payable was partially offset by an increase in accrued income taxes. Trade payables varied in both periods due to timing of payments, cost fluctuations for goods and services we purchased and production volume levels.

Accrued expenses decreased $3,558,000 in the first six months of fiscal 2014 compared to an increase of $690,000 in the first six months of fiscal 2013. Accrued salaries included the discretionary incentive bonus accrual, which in the first six months of both fiscal 2014 and 2013 decreased by the payout of the prior fiscal year's discretionary incentive bonus accrual and increased by the current fiscal year's first six months' discretionary incentive bonus accrual. The payout in the first six months of fiscal 2014 was substantially higher than the payout in the first six months of fiscal 2013. Accrued trade promotions and advertising in the first six months of both fiscal 2014 and 2013 varied due to the timing of marketing programs. Accrued freight changed in both years due to the timing of payments and shipments at quarter-end. Similar to accounts payable, accrued plant expenses fluctuated due to timing of payments, cost fluctuations for goods and services we purchased and our production levels.

Deferred compensation increased $407,000 in the first six months of fiscal 2014 compared to an increase of $281,000 in the first six months of fiscal 2013. Deferred compensation balances in both periods were reduced by scheduled payouts and were increased by employee deferrals and interest earned on accumulated deferred compensation balances.

Pension and other postretirement liabilities increased $528,000 in the first six months of fiscal 2014 compared to an increase of $882,000 in the first six months of fiscal 2013. The liability increase for both periods was determined based on actuarial estimates using various assumptions. See Note 5 of the notes to condensed consolidated financial statements for further discussion of our postretirement benefit obligations.

Other liabilities increased $243,000 in the first six months of fiscal 2014 compared to a decrease of $25,000 in the first six months of fiscal 2013. A reclassification of the accrual for uncertain tax positions to long-term contributed to the increase for the first six months of fiscal 2014.

Net cash used in investing activities

Cash used in investing activities was $8,410,000 in the first six months of fiscal 2014 compared to net cash used in investing activities of $6,197,000 in the first six months of fiscal 2013. In the first six months of fiscal 2014, $12,505,000 of cash was used in the acquisition of MFM, plus an additional $500,000 was classified as restricted cash held in escrow at January 31, 2014. See

Note 9 of the notes to condensed consolidated financial statements for additional information about the MFM acquisition. Disposition of investment securities exceeded purchases by $11,361,000 in the first six months of fiscal 2014. Purchases of investment securities exceeded dispositions by $1,222,000 in the first six months of fiscal 2013. Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities. Cash used for capital expenditures of $6,782,000 in the first six months of fiscal 2014 was primarily for capacity expansion projects and replacement of machinery at our manufacturing facilities. Cash used for capital expenditures of $5,009,000 for the same period in fiscal 2013 was primarily for improvement and replacement of machinery at our manufacturing facilities.

Net cash used in financing activities

Cash used in financing activities was $5,919,000 in the first six months of fiscal 2014 compared to cash used in financing activities of $6,253,000 in the first six months of fiscal 2013. Scheduled payments on long-term debt in the first six months of fiscal 2014 were $3,500,000 compared to $2,300,000 in the first six months of fiscal 2013. Dividend payments in the first six months of fiscal 2014 were $2,478,000 compared to $4,630,000 paid during the same period of fiscal 2013 due to an acceleration of the third and fourth quarter dividend payments in fiscal 2013.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,250,000 at January 31, 2014 were lower than the January 31, 2013 balances of $1,331,000 due to continued operating losses as discussed in “Foreign Operations” above.

We have a $15,000,000 unsecured revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”) which will expire on December 31, 2014. While there can be no assurance regarding the terms, timing or consummation of any successor agreement, on or before the expiration of this agreement, we may enter into a successor credit agreement with BMO Harris or another financing source. The credit agreement with BMO Harris provides that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. The credit agreement also allows us to obtain foreign letters of credit when necessary. At January 31, 2014, the variable rates would have been 3.25% for BMO Harris’ prime-based rate or 1.58% for LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under the credit agreement during the six months ended January 31, 2014 and 2013 and we were in compliance with its covenants.

As of January 31, 2014, we had remaining authority to repurchase 311,871 shares of Common Stock under a repurchase plan approved by our Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. We expect cash requirements for capital expenditures in fiscal 2014 to be higher than in fiscal 2013 due to projects at our manufacturing facilities, including capacity expansion projects for our fluids purification products. In addition, advertising and promotions spending in fiscal 2014 is expected to greater than in fiscal 2013. We used $12,505,000 of our existing cash and investment balances to acquire certain assets of MFM in the first six months of fiscal 2014, as described in Note 9 of the notes to the condensed consolidated financial statements. Our capital requirements are subject to change as business conditions warrant and opportunities arise. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments at January 31, 2014 for the time-frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Notes Payable	$22,400	$3,500	$6,566	$6,167	$6,167
Interest on Notes Payable	3,560	962	1,366	865	367
Operating Leases	8,375	2,842	2,536	2,317	680
Contingent Liability	500	500
Total Contractual Cash Obligations	$34,835	$7,804	$10,468	$9,349	$7,214

The contingent liability in the above table represents our maximum obligation under the MFM purchase agreement described in Note 9 of the condensed consolidated financial statements.

We made total contributions to our defined benefit pension plan of $437,000 during the first six months of fiscal 2014. We estimate contributions of approximately $601,000 will be made during the remainder of fiscal 2014. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$30,575	$30,575	$—	$—	$—

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

Recently Adopted Accounting Standards

In the first quarter of fiscal 2014 we adopted new guidance from the FASB issued under ASC 220, Comprehensive Income-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance required presentation by the respective net income line items, either on the face of the statement where net income is presented or in the notes, of information about significant amounts required to be reclassified out of AOCI. We elected to present the reclassifications in the notes to the financial statements. See Note 8 of the notes to consolidated financial statements for additional information regarding amounts reclassified from AOCI.

In the first quarter of fiscal 2014 we considered the FASB guidance issued under ASC 350, Testing Indefinite-Lived Intangible Assets for Impairment, which provides the option to first assess qualitative factors to determine if the annual two-step test for impairment must be performed. Based on the relevant events and circumstances that could have affected the significant inputs used to determine the fair value of our indefinite-lived intangible assets, we determined that it is more likely than not that these assets are not impaired and we did not perform a quantitative impairment assessment. There was no impact on our condensed consolidated financial statements as a result of this new guidance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We believe that the market risk arising from holdings of our financial instruments is not material.

We are exposed to foreign currency fluctuation risk, primarily U.S. Dollar/British Pound, U.S. Dollar/Euro and U.S. Dollar/Canadian Dollar, as it relates to certain accounts receivables and to our foreign operations. We are also subject to translation exposure of our foreign subsidiaries’ financial statements. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated sales or net income. In addition, a small portion of our consolidated accounts receivable are denominated in foreign currencies. In the first six months of fiscal 2014 we did not enter into any hedge contracts in an attempt to offset any adverse effect of changes in currency exchange rates. We believe that the overall foreign currency fluctuation risk is not material to our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2014, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarizes our Common Stock purchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES [1]
	(a)	(b)	(c)	(d)
For the Three Months Ended January 31, 2014	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]
November 1, 2013 to November 30, 2013	—	$—	—	312,197
December 1, 2013 to December 31, 2013	326	$37.84	326	311,871
January 1, 2014 to January 31, 2014	—	$—	—	311,871

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. We did not repurchase any shares of our Class B Stock during the period in question, and no shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Note 7 of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013 filed with the SEC.

2 Our Board of Directors authorized repurchases of 250,000 shares on March 11, 2011 and authorized the repurchase of an additional 250,000 shares on June 14, 2012. These authorizations do not have a stated expiration date. The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under these authorizations. We do not have any current authorization from our Board of Directors to repurchase shares of Class B Stock.

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

Dated:  March 11, 2014

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