Form 10-Q
period 2014-04-30
OIL DRI CORP OF AMERICA
filed 2014-06-06
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended April 30, 2014
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2014.

Common Stock – 4,999,984 Shares and Class B Stock – 2,069,994 Shares

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

Cat’s Pride, Fresh & Light and Oil-Dri are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

ASSETS	April 30, 2014	July 31, 2013
Current Assets
Cash and cash equivalents	$16,436	$24,035
Restricted cash	191	—
Short-term investments	3,240	18,459
Accounts receivable, less allowance of $674 and $641 at April 30, 2014 and July 31, 2013, respectively	32,854	31,148
Inventories	24,401	20,723
Deferred income taxes	3,539	3,986
Prepaid repairs expense	3,558	3,458
Prepaid expenses and other assets	3,538	1,563
Total Current Assets	87,757	103,372

Property, Plant and Equipment
Cost	194,215	184,137
Less accumulated depreciation and amortization	(122,246)	(118,082)
Total Property, Plant and Equipment, Net	71,969	66,055

Other Assets
Goodwill	8,599	5,162
Trademarks and patents, net of accumulated amortization of $415 and $427 at April 30, 2014 and July 31, 2013, respectively	635	581
Debt issuance costs, net of accumulated amortization of $505 and $455 at April 30, 2014 and July 31 2013, respectively	259	309
Licensing agreements and non-compete agreements, net of accumulated amortization of $1,099 and $1,861 at April 30, 2014 and July 31, 2013, respectively	201	378
Customer list, net of accumulated amortization of $510 at April 30, 2014	7,275	—
Deferred income taxes	2,058	2,164
Other	5,884	5,538
Total Other Assets	24,911	14,132

Total Assets	$184,637	$183,559

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	April 30, 2014	July 31, 2013
Current Liabilities
Current maturities of notes payable	$3,500	$3,500
Accounts payable	7,102	6,483
Dividends payable	1,243	1,236
Accrued expenses:
Salaries, wages and commissions	3,963	9,087
Trade promotions and advertising	3,770	2,824
Freight	2,797	2,154
Other	7,419	6,163
Total Current Liabilities	29,794	31,447

Noncurrent Liabilities
Notes payable	18,900	22,400
Deferred compensation	9,137	8,569
Pension and postretirement benefits	16,822	16,362
Other	1,992	1,843
Total Noncurrent Liabilities	46,851	49,174

Total Liabilities	76,645	80,621

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,917,393 shares at April 30, 2014 and 7,866,560 shares at July 31, 2013	792	787
Class B Stock, par value $.10 per share, issued 2,394,735 shares at April 30, 2014 and 2,394,487 shares at July 31, 2013	238	239
Additional paid-in capital	33,095	31,317
Restricted unearned stock compensation	(2,571)	(1,824)
Retained earnings	136,901	132,750
Accumulated other comprehensive income:
Unrealized gain on marketable securities	114	86
Pension and postretirement benefits	(5,430)	(5,608)
Cumulative translation adjustment	248	487
Total accumulated other comprehensive loss	(5,068)	(5,035)
Less Treasury Stock, at cost (2,917,409 Common and 324,741 Class B shares at April 30, 2014 and 2,914,567 Common and 324,741 Class B shares at July 31, 2013)	(55,395)	(55,296)
Total Stockholders’ Equity	107,992	102,938

Total Liabilities & Stockholders’ Equity	$184,637	$183,559

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For the Nine Months Ended April 30,
	2014	2013

Net Sales	$200,268	$186,691
Cost of Sales	(152,991)	(136,300)
Gross Profit	47,277	50,391
Selling, General and Administrative Expenses	(36,211)	(35,863)
Capacity Rationalization Charges	—	(70)
Income from Operations	11,066	14,458

Other Income (Expense)
Interest expense	(1,186)	(1,374)
Interest income	19	24
Other, net	387	421
Total Other Income (Expense), Net	(780)	(929)

Income Before Income Taxes	10,286	13,529
Income taxes	(2,396)	(3,680)
Net Income	7,890	9,849

Retained Earnings:
Balance at beginning of period	132,750	122,901
Cash dividends declared and treasury stock issuances	(3,739)	(3,502)
Balance at end of period	$136,901	$129,248

Net Income Per Share
Basic Common	$1.20	$1.52
Basic Class B	$0.90	$1.14
Diluted	$1.11	$1.40
Average Shares Outstanding
Basic Common	4,974	4,899
Basic Class B	2,000	1,966
Diluted	6,998	6,916

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For the Nine Months Ended April 30,
	2014	2013

Net Income	$7,890	$9,849

Other Comprehensive Income (net of tax):
Unrealized gain on marketable securities	28	2
Pension and postretirement benefits	178	450
Cumulative translation adjustment	(239)	(18)
Other Comprehensive (Loss) Income	(33)	434
Total Comprehensive Income	$7,857	$10,283

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	For the Three Months Ended April 30,
	2014	2013

Net Sales	$67,417	$64,152
Cost of Sales	(53,533)	(47,261)
Gross Profit	13,884	16,891
Selling, General and Administrative Expenses	(12,894)	(12,209)
Capacity Rationalization Charges	—	(8)
Income from Operations	990	4,674

Other Income (Expense)
Interest expense	(377)	(447)
Interest income	3	7
Other, net	247	207
Total Other Income (Expense), Net	(127)	(233)

Income Before Income Taxes	863	4,441
Income taxes	(141)	(1,190)
Net Income	722	3,251

Net Income Per Share
Basic Common	$0.11	$0.50
Basic Class B	$0.08	$0.37
Diluted	$0.10	$0.46
Average Shares Outstanding
Basic Common	4,987	4,923
Basic Class B	2,004	1,980
Diluted	7,013	6,938

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	For the Three Months Ended April 30,
	2014	2013

Net Income	$722	$3,251

Other Comprehensive Income (net of tax):
Unrealized gain on marketable securities	30	4
Pension and postretirement benefits	65	150
Cumulative translation adjustment	55	(41)
Other Comprehensive Income	150	113
Total Comprehensive Income	$872	$3,364

The accompanying notes are an integral part of the condensed consolidated financial statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2014	2013
Net Income	$7,890	$9,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,607	6,695
Amortization of investment net discount	(2)	(5)
Non-cash stock compensation expense	873	616
Excess tax benefits for share-based payments	(65)	(210)
Deferred income taxes	776	(1,235)
Provision for bad debts	36	59
Loss (Gain) on the sale of fixed assets	105	(13)
Capacity rationalization charges	—	70
(Increase) Decrease in assets, net of acquisition:
Accounts receivable	(1,742)	385
Inventories	(2,884)	(1,676)
Prepaid expenses	(1,276)	855
Other assets	(444)	(216)
Increase (Decrease) in liabilities, net of acquisition:
Accounts payable	415	357
Accrued expenses	(1,981)	2,481
Deferred compensation	568	333
Pension and postretirement benefits	638	949
Other liabilities	196	(20)
Total Adjustments	2,820	9,425
Net Cash Provided by Operating Activities	10,710	19,274

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,291)	(7,805)
Proceeds from sale of property, plant and equipment	91	62
Acquisition of business	(12,814)	—
Restricted cash	(191)	—
Purchases of short-term investments	(9,911)	(22,923)
Dispositions of short-term investments	25,132	14,645
Net Cash Used in Investing Activities	(10,984)	(16,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,500)	(3,800)
Dividends paid	(3,719)	(4,630)
Purchase of treasury stock	(63)	(175)
Proceeds from issuance of treasury stock	39	82
Proceeds from issuance of common stock	12	604
Excess tax benefits for share-based payments	65	210
Net Cash Used in Financing Activities	(7,166)	(7,709)
Effect of exchange rate changes on cash and cash equivalents	(159)	12
Net Decrease in Cash and Cash Equivalents	(7,599)	(4,444)
Cash and Cash Equivalents, Beginning of Period	24,035	27,093
Cash and Cash Equivalents, End of Period	$16,436	$22,649

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and nine months ended April 30, 2014 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2014.

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

In the first quarter of fiscal 2014 we considered the FASB guidance issued under ASC 350, Testing Indefinite-Lived Intangible Assets for Impairment, which provides the option to first assess qualitative factors to determine if the annual two-step test for impairment must be performed. We did not elect to perform a qualitative assessment and continued to perform a quantitative analysis to measure potential indefinite-lived intangible asset impairment. There was no impact on our condensed consolidated financial statements as a result of this new guidance.

Recently Issued Regulations

In September 2013, the IRS released final tangible property regulations ("repair regulations") under Sections 162(a) and 263(a) of the Internal Revenue Code, regarding the deduction and capitalization of amounts paid to acquire, produce, or improve tangible property. The repair regulations provide guidance on the timing of deduction for tangible property and repairs. The final regulations replace temporary regulations that were issued in March 2011 and are effective for our tax year beginning August 1, 2014, with early adoption permitted for tax years beginning January 1, 2012. We are currently evaluating the impact of the final repair regulations on our consolidated financial statements.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	April 30, 2014	July 31, 2013
Finished goods	$14,996	$12,112
Packaging	5,474	4,003
Other	3,931	4,608
Total Inventories	$24,401	$20,723

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a quarterly review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The allowance not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at April 30, 2014 and July 31, 2013 were $348,000 and $364,000, respectively.

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

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at April 30, 2014
	(in thousands)
	Total	Level 1	Level 2
Assets
Cash equivalents	$5,516	$5,516	$—
Marketable equity securities	118	118	—
Cash surrender value of life insurance	4,605	—	4,605

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

Cash surrender value of life insurance is classified as Level 2. The value was determined by the underwriting insurance company’s valuation models, which take into account the passage of time, mortality tables, interest rates, cash values for paid-up additions and dividend accumulations. The cash surrender value represents the guaranteed value we would receive upon surrender of these policies held on former key employees as of April 30, 2014. The cash surrender value of life insurance is included in other assets on the condensed Consolidated Balance Sheets.

The short-term investments on the condensed Consolidated Balance Sheets includes U.S. Treasury securities and certificates of deposit. We have the ability to hold our short-term investments to maturity and intend to do so; therefore, these investments were reported at amortized cost on the condensed Consolidated Balance Sheets, which approximated fair value as of April 30, 2014. These balances are excluded from the above table.

Accounts receivable and accounts payable balances on the condensed Consolidated Balance Sheets approximated their fair values at April 30, 2014 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

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

The carrying values of notes payable approximated their fair values at April 30, 2014 and are excluded from the above table. The estimated fair value of notes payable, including current maturities, was $23,639,000 as of April 30, 2014. Our debt does not trade on a daily basis in an active market, therefore the fair value estimate is based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

We apply fair value techniques on a non-recurring basis associated with: (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets. Our annual goodwill impairment analysis was performed in the first quarter of fiscal 2014 and did not indicate any impairment. In addition, various fair value techniques were used related to the acquisition of MFM, as discussed in Note 9.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2014	2013	2014	2013
Service cost	$352	$437	$1,073	$1,313
Interest cost	445	386	1,316	1,158
Expected return on plan assets	(428)	(377)	(1,286)	(1,132)
Amortization of:
Prior service costs	3	4	10	11
Other actuarial loss	93	221	249	663
Net periodic benefit cost	$465	$671	$1,362	$2,013

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2014	2013	2014	2013
Service cost	$26	$34	$86	$102
Interest cost	26	24	84	72
Amortization of:
Net transition obligation	4	4	12	12
Prior service costs	(2)	—	(5)	—
Other actuarial loss	5	13	20	39
Net periodic benefit cost	$59	$75	$197	$225

Our plan covering postretirement health benefits is an unfunded plan. We have funded the pension plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum and the maximum contribution requirements of various regulations. We contributed $375,000 to our pension plan during the third quarter ended April 30, 2014. We estimate contributions will be $230,000 for the remainder of fiscal 2014. See Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three and Nine Months Ended April 30,
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

			Assets
			April 30, 2014	July 31, 2013
			(in thousands)
Business to Business Products			$54,869	$53,721
Retail and Wholesale Products			91,257	76,376
Unallocated Assets			38,511	53,462
Total Assets			$184,637	$183,559

	For the Nine Months Ended April 30,
	Net Sales		Income
	2014	2013	2014	2013
	(in thousands)
Business to Business Products	$71,649	$68,022	$20,980	$22,581
Retail and Wholesale Products	128,619	118,669	3,563	9,424
Total Sales	$200,268	$186,691
Corporate Expenses			(13,477)	(17,477)
Capacity Rationalization Charges			—	(70)
Income from Operations			11,066	14,458
Total Other Expense, Net			(780)	(929)
Income before Income Taxes			10,286	13,529
Income Taxes			(2,396)	(3,680)
Net Income			$7,890	$9,849

	For the Three Months Ended April 30,
	Net Sales		Income (Loss)
	2014	2013	2014	2013
	(in thousands)
Business to Business Products	$22,470	$24,525	$5,336	$7,957
Retail and Wholesale Products	44,947	39,627	(694)	2,964
Total Sales	$67,417	$64,152
Corporate Expenses			(3,652)	(6,239)
Capacity Rationalization Charges			—	(8)
Income from Operations			990	4,674
Total Other Expense, Net			(127)	(233)
Income before Income Taxes			863	4,441
Income Taxes			(141)	(1,190)
Net Income			$722	$3,251

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

Stock Options

A summary of stock option transactions as of April 30, 2014 is shown below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options outstanding, July 31, 2013	60	$14.25	2.3	$1,059
Exercised	(4)	$12.00		$90
Forfeitures	(8)	$9.43
Options outstanding, April 30, 2014	48	$15.27	2.1	$871
Options exercisable, April 30, 2014	48	$15.27	2.1	$871

There were no stock options exercised during the third quarter of fiscal 2014. The amount of cash received from the exercise of stock options during the third quarter of fiscal 2013 was $34,000 and the related tax benefit was $16,000. The amount of cash received from the exercise of stock options during the first nine months of fiscal 2014 was $51,000 and the related tax benefit was

$24,000. The amount of cash received from the exercise of stock options during the first nine months of fiscal 2013 was $686,000 and the related tax benefit was $284,000.

No stock options were granted in the first nine months of either fiscal 2014 or 2013.

Restricted Stock

All of our non-vested restricted stock as of April 30, 2014 was issued under the 2006 Plan with vesting periods between two years and five years.

Under the 2006 Plan, 18,000 and 13,000 new restricted shares of Common Stock were granted in the third quarter fiscal 2014 and 2013, respectively.

Included in our stock-based compensation expense in the third quarter of fiscal years 2014 and 2013 was $313,000 and $203,000, respectively, related to non-vested restricted stock. In the first nine months of fiscal years 2014 and 2013, the expense related to unvested restricted stock was $873,000 and $616,000, respectively.

A summary of restricted stock transactions under the plan is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2013	117	$22.24
Vested	(40)	$21.50
Granted	50	$34.27
Forfeitures	(4)	$21.80
Non-vested restricted stock outstanding at April 30, 2014	123	$27.39

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component as of April 30, 2014 (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of July 31, 2013	$86	$(5,608)		$487	$(5,035)
Other comprehensive income before reclassifications, net of tax	28	—		(239)	(211)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	178	a)	—	178
Net current-period other comprehensive income, net of tax	28	178		(239)	(33)
Balance as of April 30, 2014	$114	$(5,430)		$248	$(5,068)

a) Amount is net of tax expense of $108,000. Amounts are included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 5 for further information.

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

Estimated Fair Value as of November 1, 2013
(in thousands)
Consideration transferred:
Cash	$12,505
Contingent Consideration	500
Fair value of total consideration transferred	13,005

Recognized amounts of identifiable assets and liabilities acquired:
Inventories	$664
Current assets	630
Deferred taxes - current	190
Equipment	299
Deferred taxes - noncurrent	46
Accounts payable	(46)
Customer list	7,785
Total identifiable net assets and liabilities	9,568

Goodwill	$3,437

Inventories acquired included finished goods, packaging supplies and raw materials. The inventory fair value was determined using the comparative sales method approach.

The MFM purchase agreement provides that we will receive half of the proceeds upon the sale of the real property retained by MFM. The receivable was valued at $500,000 based upon the fair value of the real property, determined using a market valuation approach, which may not be the ultimate sale price of the property. We expect to receive these proceeds within a year since MFM is required to sell the real property in order to resolve its bankruptcy proceedings. This receivable is included in current assets on the condensed Consolidated Balance Sheets. Current assets also included a $130,000 prepaid asset for MFM deposits held by packaging suppliers to which we are entitled as of November 1, 2013. As of April 30, 2014, all deposits have been credited to Oil-Dri.

Various machinery and equipment purchased was valued primarily using a market valuation approach; however, a cost approach was used for certain equipment for which appropriate market comparisons were not available.

We deposited $500,000 in an escrow account to fund our maximum obligation for expenses incurred to prepare and sell the real property retained by MFM. We expect the full escrow amount to be spent within a year. As of April 30, 2014, the remaining balance in escrow was $191,000. The cash held in escrow is shown as restricted cash and the corresponding liability is included in current liabilities on the condensed Consolidated Balance Sheets.

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
Deferred taxes reflects primarily the difference between the book basis and tax basis of the accrued expense for costs incurred to prepare and sell the real property retained by MFM.
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

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2014	2013	2014	2013
Proforma net sales	$67,417	$69,159	$205,234	$202,953
Proforma net income	$644	$2,992	$7,446	$9,327
Proforma net income per share - Basic Common	$0.10	$0.46	$1.13	$1.44
Proforma net income per share - Basic Class B	$0.07	$0.35	$0.85	$1.08
Proforma net income per share - Diluted	$0.09	$0.43	$1.05	$1.33

The net sales for MFM-related customers after the acquisition that are included in our condensed consolidated financial statements for the first nine months of fiscal 2014 were approximately $6,800,000. The amount of net income specifically attributed to these customers cannot be determined because MFM’s customers’ orders were fulfilled in our existing cat litter manufacturing plants and with our existing sales team and logistics processes.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2014 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2013

CONSOLIDATED RESULTS

Consolidated net sales for the nine months ended April 30, 2014 were $200,268,000, an increase of 7% from net sales of $186,691,000 for the nine months ended April 30, 2013. Consolidated net income for the first nine months of of fiscal 2014 was $7,890,000, compared to $9,849,000 for the first nine months of fiscal 2013. Operating income declined for both our Retail and Wholesale Products Group and for our Business to Business Products Group. Diluted net income per share was $1.11 for the first nine months of fiscal 2014, compared to $1.40 for the first nine months of fiscal 2013.

Net sales for the first nine months of fiscal 2014 improved in both our operating segments. Our Retail and Wholesale Products Group benefited from higher volume of cat litter sales, including additional sales from the acquisition of MFM, and our Business to Business Products Group realized higher net selling prices and a favorable product sales mix (defined as a greater proportion of sales from higher priced products).

Consolidated gross profit as a percentage of net sales for the first nine months of fiscal 2014 was 24%, which was lower than the 27% reported for the first nine months of fiscal 2013. Gross profit declined due primarily to the increased costs of packaging and freight, as described by operating segment below, and higher material costs per ton, which included a 30% increase in the cost of natural gas used to operate kilns that dry our clay. Material costs also included a 3% increase in non-fuel manufacturing cost per ton, attributed to more material purchases based on the mix of products produced, as well as higher costs for labor and increased mining and hauling activity. We continue to pursue operation efficiencies as we integrate the additional volume gained through the acquisition of MFM. Our mining and hauling operations have been impacted by the weather, the increased volume and by extraction of clay reserves that require more overburden removal. In addition, gross profit was impacted by increased sales of private label cat litter, which generally has a lower gross profit than branded cat litter.

Selling, general and administrative expenses as a percentage of net sales for the first nine months of fiscal 2014 were 18%, compared to 19% for the first nine months of fiscal 2013. The discussions of the segments' operating incomes below describe the change in the selling, general and administrative expenses that were allocated to the operating segments, particularly higher advertising costs in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in the first nine months of fiscal 2014 included a lower estimated annual incentive plan bonus accrual than the prior year. The incentive bonus expense was based on performance targets that were established for the fiscal year.

Interest expense was $188,000 lower for the first nine months of fiscal 2014 compared to the same period in fiscal 2013 due to a reduction of notes payable.

Our effective tax rate was 23% of pre-tax income in the first nine months of fiscal 2014, which was lower than the 27% rate for the first nine months of fiscal 2013. The lower effective tax rate was driven by many factors, including projected total taxable income for the year, the expected relative levels sources of taxable income (domestic and foreign) and estimated depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first nine months of fiscal 2014 were $71,649,000, an increase of $3,627,000, or 5%, from net sales of $68,022,000 for the first nine months of fiscal 2013. Net sales of animal health and nutrition products increased approximately 17%, primarily in foreign markets, due to a favorable product sales mix and higher net selling prices. Net sales of fluid purification products were up approximately 13% due primarily to 7% more tons sold and higher net selling prices. Sales improved in both domestic and foreign markets as the result of global growth in edible oil production. Net sales of agricultural products decreased 12% primarily for agricultural chemical carriers sold to corn rootworm pesticide producers. Our co-packaged traditional coarse cat litter net sales were down slightly compared to the first nine months of the prior year.

The Business to Business Products Group’s operating income for the first nine months of fiscal 2014 was $20,980,000, a decrease of $1,601,000, or 7%, from operating income of $22,581,000 in the first nine months of fiscal 2013. Operating income was positively impacted by the improved sales described above, but was negatively impacted by a combined approximate 10% increase in materials, freight and packaging costs per ton. Material costs rose due primarily to a higher price paid for natural gas used to operate kilns that dry our clay and increases in other non-fuel manufacturing costs. See further discussion of manufacturing costs in “Consolidated Results” above. The increase in freight costs was attributed primarily to more shipments to foreign countries and other cost increases in the freight industry. Packaging cost increases were driven primarily by supplier price increases and the mix of products sold.

Selling, general and administrative expenses for the Business to Business Products Group increased 20% compared to the first nine months of fiscal 2013 due primarily to start up costs for our new subsidiary in China, Amlan Trading (Shenzhen) Company, Ltd. and additional personnel.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first nine months of fiscal 2014 were $128,619,000, an increase of $9,950,000, or 8%, from net sales of $118,669,000 for the first nine months of fiscal 2013. Net sales for our cat litter products increased; however, sales declined for our foreign subsidiaries and were flat for our industrial absorbents. Our foreign subsidiaries are discussed under “Foreign Operations” below. Overall cat litter net sales were up approximately 12%. The benefit of higher sales volume was partially offset by higher trade spending (trade spending reduces net sales). Our branded cat litter net sales increase of approximately 11% was attributed to 30% more net sales of our Cat's Pride Fresh & Light products, as well as improved sales of our other Cat's Pride scoopable and coarse litter products. Private label cat litter sales increased approximately 16% due in part to additional sales from the acquisition of MFM. (See Note 9 of the notes to the condensed consolidated financial statements for more information about the MFM acquisition.)

The Retail and Wholesale Products Group's operating income for the first nine months of fiscal 2014 was $3,563,000, a decrease of $5,861,000, or 62%, from operating income of $9,424,000 for the first nine months of fiscal 2013. The benefit of higher sales discussed above was more than offset by an approximate combined 4% increase in packaging, freight, and materials cost per ton and by increased selling, general and administrative expenses, as discussed below. Packaging costs are up due to the mix of products produced and commodity price increases, particularly for resin. The increase in freight costs was attributed primarily to our service level enhancement efforts and cost increases in the freight industry. Material costs rose primarily due to a higher price paid for natural gas used to operate kilns that dry our clay and increases in other non-fuel manufacturing costs. See further discussion of manufacturing costs in “Consolidated Results” above.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 24% higher compared to the first nine months of fiscal 2013 due to increased advertising, amortization of intangible assets acquired in the MFM acquisition and higher sales commissions. We expect advertising and promotional expenditures for the full year of fiscal 2014 to be greater than in fiscal 2013.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first nine months of fiscal 2014 were $8,119,000, a 9% decrease compared to net sales of $8,875,000 during the first nine months of fiscal 2013. The net sales decrease was attributed primarily to increased competition that resulted in lower cat litter sales by our Canadian subsidiary, which was partially offset by a favorable sales mix of fluids purification products sold by our United Kingdom subsidiary. Net sales by our foreign subsidiaries represented 4% and 5% of our consolidated net sales during the first nine months of fiscal years 2014 and 2013, respectively.

Our foreign subsidiaries reported a net loss of $374,000 for the first nine months of fiscal 2014 compared to a net loss of $319,000 for the first nine months of fiscal 2013. The increase in net loss was due primarily to lower sales described above, which was partially offset by our United Kingdom subsidiary's favorable product sales mix that included a greater proportion of higher margin products and by favorable currency exchange rates.

Identifiable assets of our foreign subsidiaries as of April 30, 2014 were $8,221,000, compared to $8,474,000 as of April 30, 2013. The decrease was due primarily to lower cash and cash equivalents, net fixed assets and prepaid expenses, which were partially offset by increased inventories, accounts receivable and deferred income taxes.

THREE MONTHS ENDED APRIL 30, 2014 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2013

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended April 30, 2014 were $67,417,000, an increase of 5% from net sales of $64,152,000 for the three months ended April 30, 2013. Consolidated net income for the third quarter of fiscal 2014 was $722,000, compared to $3,251,000 for the third quarter of fiscal 2013. Operating income declined for both our Retail and Wholesale Products Group and for our Business to Business Products Group. Diluted net income per share was $0.10 for the third quarter of fiscal 2014, compared to $0.46 for the third quarter of fiscal 2013.

Consolidated net sales for the third quarter of fiscal 2014 improved due to higher sales volume for cat litter products in our Retail and Wholesale Products Group, which more than offset lower sales in our Business to Business Products Group.

Our consolidated gross profit as a percentage of net sales for the third quarter of fiscal 2014 was 21%, which was lower than the 26% reported for the third quarter of fiscal 2013. Gross profit declined due primarily to the increased cost of packaging and freight, as described by operating segment below, and higher material costs per ton, which included a 25% increase in the cost of natural gas used to operate kilns that dry our clay. Material costs also included a 2% increase in non-fuel manufacturing cost per ton, attributed to more material purchases based on the mix of products produced, as well as higher costs for labor and increased mining and hauling activity. We continue to pursue operation efficiencies as we integrate the additional volume gained through the acquisition of MFM. Our mining and hauling operations have been impacted by the weather and by extraction of clay reserves that require more overburden removal. In addition, gross profit was impacted by increased sales of private label cat litter, which generally has a lower gross profit than branded cat litter.

Selling, general and administrative expenses as a percentage of net sales for the third quarter of fiscal 2014 were 19%, the same as for the third quarter of fiscal 2013. The discussions of the segments' operating incomes below describe the change in the selling, general and administrative expenses that were allocated to the operating segments, particularly higher advertising costs in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in the third quarter of fiscal 2014 included a lower estimated annual incentive plan bonus accrual. The incentive bonus expense was based on performance targets that were established for the fiscal year.

Interest expense was $70,000 lower for the third quarter of fiscal 2014 compared to the same period in fiscal 2013 due to a reduction of notes payable.

Our effective tax rate was 16% of pre-tax income in the third quarter of fiscal 2014, which was lower than the 27% rate reported in the third quarter of fiscal 2013. Tax expense in the third quarter of fiscal 2014 included adjustments to the year-to-date effective tax rate based on the projected composition and estimated level of our taxable income for the full fiscal year, as well as a small true-up of the tax provision estimate upon filing of the fiscal 2013 tax returns.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the third quarter of fiscal 2014 were $22,470,000, a decrease of $2,055,000, or 8%, from net sales of $24,525,000 for the third quarter of fiscal 2013. The net sales decline resulted from 12% fewer tons sold, which was partially offset by higher net selling prices. Net sales of agricultural products decreased 38%, primarily for agricultural chemical carriers sold to corn rootworm pesticide producers. Net sales of animal health and nutrition products decreased approximately 11% due to reduced sales in one foreign market. Partially offsetting these declines were approximately 5% higher sales of fluid purification products. Sales improved in foreign markets as the result of global growth in edible oil production. Our co-packaged traditional coarse cat litter net sales were down slightly compare to the third quarter of the prior year.

The Business to Business Products Group’s operating income for the third quarter of fiscal 2014 was $5,336,000, a decrease of $2,621,000, or 33%, from operating income of $7,957,000 in the third quarter of fiscal 2013. Operating income was negatively impacted by the reduced sales described above, and by increased packaging, materials and freight costs per ton. Packaging cost increases were driven primarily by supplier price increases and the mix of products sold. Material costs increased due primarily to a higher price paid for natural gas used to operate kilns that dry our clay and increases in other non-fuel manufacturing costs. See further discussion of manufacturing costs in “Consolidated Results” above. The increase in freight costs was attributed primarily to more shipments to foreign countries and other cost increases in the freight industry.

Selling, general and administrative expenses for the Business to Business Products Group increased 23% compared to the third quarter of fiscal 2013 due primarily to expenses incurred for start up costs for our new subsidiary in China, Amlan Trading (Shenzhen) Company, Ltd., and additional personnel.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the third quarter of fiscal 2014 were $44,947,000, an increase of $5,320,000 from net sales of $39,627,000 for the third quarter of fiscal 2013. Net sales for our cat litter and industrial absorbent products increased; however, sales declined for our foreign subsidiaries. Our foreign subsidiaries are discussed under “Foreign Operations” below. Overall cat litter net sales increased approximately 18% due to higher sales volume and increased trade spending (trade spending is deducted from net sales). Our branded cat litter net sales increase of approximately 3% was attributed primarily to our Cat's Pride Fresh & Light products and to introduction of a new product for pet specialty stores. Private label cat litter sales increased approximately 44% due primarily to additional sales from the acquisition of MFM. (See Note 9 of the notes to the condensed consolidated financial statements for more information about the MFM acquisition.) Net sales of industrial absorbents increased 5% compared to the third quarter of fiscal 2013.

The Retail and Wholesale Products Group reported an operating loss of $694,000 for the third quarter of fiscal 2014, a decrease of $3,658,000 from operating income of $2,964,000 for the third quarter of fiscal 2013. The benefit of the increased sales discussed above was outweighed by higher selling, general and administrative expenses, as discussed below, and by higher packaging costs. Packaging costs are up due to the mix of products sold and commodity price increases, particularly for resin. We also sold more private label cat litter, which generally has a lower gross profit than branded cat litter.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 66% higher compared to the third quarter of fiscal 2013 due to increased advertising, amortization of intangible assets acquired in the MFM acquisition and higher sales commissions.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the third quarter of fiscal 2014 were $2,537,000, a 7% decrease compared to net sales of $2,722,000 during the third quarter of fiscal 2013. The net sales decrease was attributed to increased competition that resulted in lower sales of cat litter products in our Canadian subsidiary, which was partially offset by higher sales of fluids purification products by our United Kingdom subsidiary. Net sales by our foreign subsidiaries represented approximately 4% of our consolidated net sales during both the third quarter of fiscal years 2014 and 2013.

Our foreign subsidiaries reported a net loss of $132,000 for the third quarter of fiscal 2014 compared to a net loss of $173,000 for the third quarter of fiscal 2013. The net loss decreased due primarily to a reduction in selling, general and administrative costs at both our Canadian and United Kingdom subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, purchasing real estate, equipment and facilities, funding new product development and investing in infrastructure, repurchasing Common Stock, paying dividends and, from time to time, making acquisitions. During the first nine months of fiscal 2014, we principally used cash generated from operations and from previous debt issuances to fund these requirements. We also have the ability to borrow under our credit facilities; however, we have not borrowed under the credit agreement in recent years. Cash and cash equivalents decreased $7,599,000 during the first nine months of fiscal 2014 to $16,436,000 at April 30, 2014.

The following table sets forth certain elements of our condensed Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended April 30,
	2014	2013
Net cash provided by operating activities	$10,710	$19,274
Net cash used in investing activities	(10,984)	(16,021)
Net cash used in financing activities	(7,166)	(7,709)
Effect of exchange rate changes on cash and cash equivalents	(159)	12
Net decrease in cash and cash equivalents	$(7,599)	$(4,444)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first nine months of fiscal years 2014 and 2013, were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $1,706,000 in the first nine months of fiscal 2014 compared to a decrease of $441,000 in the first nine months of fiscal 2013. Sales in the third quarter of fiscal 2014 were higher than in the third quarter of fiscal 2013. The change in both periods is also subject to the timing of sales and collections and the payment terms provided to various customers.

Inventories increased $2,884,000 in the first nine months of fiscal 2014 compared to an increase of $1,676,000 in the same period in fiscal 2013. Finished goods inventory was up in the first nine months of fiscal 2014 due primarily to higher costs and increased tons in inventory to meet sales requirements. Packaging inventories were up due to higher costs and production projections. In the first nine months of fiscal 2013, finished goods inventories increased due to more in-transit shipments as of April 30, 2013 compared to the prior fiscal year-end, and packaging and additives inventories increased due to higher costs and the mix of products being produced.

Prepaid expenses increased $1,276,000 in the first nine months of fiscal 2014 compared to a decrease of $855,000 in the first nine months of fiscal 2013. The change in the first nine months of fiscal 2014 was due to increases in prepaid income taxes, prepaid advertising costs and prepaid insurance. During the first nine months of fiscal 2013, a decrease in prepaid income taxes exceeded an increase in prepaid insurance. Prepaid insurance increased in both periods due the timing of insurance premium payments.

Other assets increased $444,000 in the first nine months of fiscal 2014 compared to an increase of $216,000 in the first nine months of fiscal 2013. The cash surrender value of life insurance on key employees increased in both periods.

Accounts payable increased $415,000 in the first nine months of fiscal 2014 compared to an increase of $357,000 in the first nine months of fiscal 2013. Trade payables varied in both periods due to timing of payments, cost fluctuations for goods and services we purchased and production volume levels.

Accrued expenses decreased $1,981,000 in the first nine months of fiscal 2014 compared to an increase of $2,481,000 in the first nine months of fiscal 2013. Accrued salaries included the discretionary incentive bonus accrual, which in the first nine months of both fiscal 2014 and 2013 decreased by the payout of the prior fiscal year's discretionary incentive bonus accrual and increased by the current fiscal year's first nine months' discretionary incentive bonus accrual. The payout in the first nine months of fiscal 2014 was substantially higher than the current year's accrual, while the opposite occurred in the first nine months of fiscal 2013. Accrued trade promotions and advertising in the first nine months of both fiscal 2014 and 2013 varied due to the timing of marketing programs. Accrued freight changed in both years due to the timing of payments and shipments at quarter-end. Similar to accounts payable, accrued plant expenses fluctuated due to timing of payments, cost fluctuations for goods and services we purchased and our production levels.

Deferred compensation increased $568,000 in the first nine months of fiscal 2014 compared to an increase of $333,000 in the first nine months of fiscal 2013. Deferred compensation balances in both periods were reduced by scheduled payouts and were increased by employee deferrals and interest earned on accumulated deferred compensation balances.

Pension and other postretirement liabilities increased $638,000 in the first nine months of fiscal 2014 compared to an increase of $949,000 in the first nine months of fiscal 2013. The liability increase for both periods was determined based on actuarial estimates using various assumptions. See Note 5 of the notes to condensed consolidated financial statements for further discussion of our postretirement benefit obligations.

Other liabilities increased $196,000 in the first nine months of fiscal 2014 compared to a decrease of $20,000 in the first nine months of fiscal 2013. A reclassification of the accrual for uncertain tax positions to long-term contributed to the increase for the first nine months of fiscal 2014.

Net cash used in investing activities

Cash used in investing activities was $10,984,000 in the first nine months of fiscal 2014 compared to net cash used in investing activities of $16,021,000 in the first nine months of fiscal 2013. In the first nine months of fiscal 2014, $12,814,000 of cash was used in the acquisition of MFM, plus an additional $191,000 was classified as restricted cash held in escrow as of April 30, 2014. See Note 9 of the notes to condensed consolidated financial statements for additional information about the MFM acquisition. Disposition of investment securities exceeded purchases by $15,221,000 in the first nine months of fiscal 2014. Purchases of investment securities exceeded dispositions by $8,278,000 in the first nine months of fiscal 2013. Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities. Cash used for capital expenditures of $13,291,000 in the first nine months of fiscal 2014 was primarily for capacity expansion projects and mining equipment at our manufacturing facilities. Cash used for capital expenditures of $7,805,000 for the same period in fiscal 2013 was primarily for replacement of machinery at our manufacturing facilities.

Net cash used in financing activities

Cash used in financing activities was $7,166,000 in the first nine months of fiscal 2014 compared to cash used in financing activities of $7,709,000 in the first nine months of fiscal 2013. Scheduled payments on long-term debt in the first nine months of fiscal 2014 were $3,500,000 compared to $3,800,000 in the first nine months of fiscal 2013. Dividend payments in the first nine months of fiscal 2014 were $3,719,000 compared to $4,630,000 paid during the same period of fiscal 2013 due to an acceleration of the fourth quarter dividend payments in fiscal 2013.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,387,000 as of April 30, 2014 were lower than the April 30, 2013 balances of $1,567,000 due to continued operating losses as discussed in “Foreign Operations” above.

We have a $15,000,000 unsecured revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”) which will expire on December 31, 2014. While there can be no assurance regarding the terms, timing or consummation of any successor agreement, on or before the expiration of this agreement, we may enter into a successor credit agreement with BMO Harris or another financing source. The credit agreement with BMO Harris provides that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. The credit agreement also allows us to obtain foreign letters of credit when necessary. At April 30, 2014, the variable rates would have been 3.25% for BMO Harris’ prime-based rate or 1.55% for LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under the credit agreement during the nine months ended April 30, 2014 and 2013, and we were in compliance with its covenants.

As of April 30, 2014, we had remaining authority to repurchase 310,355 shares of Common Stock under a repurchase plan approved by our Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing if necessary will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. Capital expenditures in the first nine months of fiscal 2014 are higher than in the full year of fiscal 2013 due to projects at our manufacturing facilities, including capacity expansion projects for our fluids purification products and purchases of mining and hauling equipment. In addition, advertising and promotions spending in fiscal 2014 is expected to be greater than in fiscal 2013. We also used $12,814,000 of our existing cash and investment balances to acquire certain assets of MFM in the first nine months of fiscal 2014, as described in Note 9 of the notes to the condensed consolidated financial statements. Our capital requirements are subject to change as business conditions warrant and opportunities arise. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments (in thousands) as of April 30, 2014 for the time-frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Notes Payable	$22,400	$3,500	$6,566	$6,167	$6,167
Interest on Notes Payable	3,079	859	1,238	738	244
Operating Leases	8,630	3,097	2,536	2,317	680
Contingent Liability	191	191
Total Contractual Cash Obligations	$34,300	$7,647	$10,340	$9,222	$7,091

The contingent liability in the above table represents our maximum obligation under the MFM purchase agreement described in Note 9 of the condensed consolidated financial statements.

We made total contributions to our defined benefit pension plan of $813,000 during the first nine months of fiscal 2014. We estimate contributions of approximately $230,000 will be made during the remainder of fiscal 2014. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$29,265	$29,265	$—	$—	$—

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

In the first quarter of fiscal 2014 we considered the FASB guidance issued under ASC 350, Testing Indefinite-Lived Intangible Assets for Impairment, which provides the option to first assess qualitative factors to determine if the annual two-step test for impairment must be performed. We did not elect to perform a qualitative assessment and continued to perform a quantitative analysis to measure potential indefinite-lived intangible asset impairment. There was no impact on our condensed consolidated financial statements as a result of this new guidance.

Recently Issued Regulations

In September 2013, the IRS released final tangible property regulations ("repair regulations") under Sections 162(a) and 263(a) of the Internal Revenue Code, regarding the deduction and capitalization of amounts paid to acquire, produce, or improve tangible property. The repair regulations provide guidance on the timing of deduction for tangible property and repairs. The final regulations replace temporary regulations that were issued in March 2011 and are effective for our tax year beginning August 1, 2014, with early adoption permitted for tax years beginning January 1, 2012. We are currently evaluating the impact of the final repair regulations on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We believe that the market risk arising from holdings of our financial instruments is not material.

We are exposed to foreign currency fluctuation risk, primarily U.S. Dollar/British Pound, U.S. Dollar/Euro and U.S. Dollar/Canadian Dollar, as it relates to certain accounts receivables and to our foreign operations. We are also subject to translation exposure of our foreign subsidiaries’ financial statements. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated sales or net income. In addition, a small portion of our consolidated accounts receivable are denominated in foreign currencies. In the first nine months of fiscal 2014 we did not enter into any hedge contracts in an attempt to offset any adverse effect of changes in currency exchange rates. We believe that the overall foreign currency fluctuation risk is not material to our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2014, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarizes our Common Stock purchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES [1]
	(a)	(b)	(c)	(d)
For the Three Months Ended April 30, 2014	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]
February 1, 2014 to February 28, 2014	—	$—	—	311,871
March 1, 2014 to March 31, 2014	1,516	$33.21	1,516	310,355
April 1, 2014 to April 30, 2014	—	$—	—	310,355

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

Dated:  June 6, 2014

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