Form 10-K
period 2014-07-31
OIL DRI CORP OF AMERICA
filed 2014-10-10
CIK 74046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 31, 2014 was $167,618,000.

Number of shares of each class of Oil-Dri’s capital stock outstanding as of September 30, 2014:

          Common Stock – 5,001,742 shares

          Class B Stock – 2,069,994 shares

          Class A Common Stock – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference: Oil-Dri’s Proxy Statement for its 2014 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) not later than November 28, 2014 (120 days after the end of Oil-Dri’s fiscal year ended July 31, 2014), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

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

GENERAL BUSINESS DEVELOPMENTS

During fiscal 2014 we made substantial business investments in both of our operating segments, including the acquisition of certain assets of MFM Industries Inc. (“MFM”), which expanded our private label cat litter business, and the opening of our subsidiary in Shenzhen, China, which extended the presence of our animal health and nutrition products in China through a direct sales force. See Note 3 of the Notes to the Consolidated Financial Statements for further information about the MFM acquisition. In addition, we increased spending for trade promotions and advertising of our cat litter products and invested significantly in capital at our plant facilities for equipment and capacity expansion. We also experienced cost increases to mine, manufacture and transport our products during fiscal 2014. Rising costs for natural gas, freight and packaging, as well as increased mining costs to extract clay deeper in the ground all impacted our annual results.

We believe our balance sheet remains strong at the end of fiscal 2014, even though cash, cash equivalents and short-term investments declined. Major uses of cash included capital expenditures, the MFM acquisition, advertising, dividend payments and debt repayments. We believe cash requirements for capital expenditures in fiscal 2015 will be comparable to fiscal 2014 due to projects at our manufacturing facilities. Advertising and promotions spending is also anticipated to be a significant use of cash in fiscal 2015, which we believe will be at levels similar to fiscal 2014. Our capital requirements are subject to change as business conditions warrant and opportunities arise.

PRINCIPAL PRODUCTS

We are a leader in developing, manufacturing and/or marketing sorbent products. Our sorbent products are principally produced from clay minerals, primarily consisting of montmorillonite and attapulgite and, to a lesser extent, other clay-like sorbent materials, such as Antelope shale, which we refer to collectively as our “clay” or our “minerals.” Our sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of our absorbent clay products are Cat’s Pride and Jonny Cat branded premium cat litter, as well as other private label cat litters. We also produce Oil-Dri branded floor absorbents, Agsorb and Verge agricultural chemical carriers and ConditionAde and Calibrin enterosorbents used in animal feed. Adsorbent products attract impurities in liquids, such as metals and surfactants, and form low-level chemical bonds. Examples of our adsorbent products are Oil-Dri synthetic sorbents, which are used for industrial cleanup, and Pure-Flo, Perform and Select bleaching clay products, which act as a filtration media for edible oils, fats and tallows. Also, our Ultra-Clear product serves as a purification aid for petroleum-based oils and by-products. Our absorbent and adsorbent products are described in more detail below.

Agricultural and Horticultural Products

We produce a wide range of granular and powdered mineral absorbent products that are used for crop protection chemical carriers, drying agents, bulk processing aids, growing media components and seed enhancement media. Our brands include: Agsorb, an agricultural chemical carrier and drying agent; Verge, an engineered granule agricultural chemical carrier; Flo-Fre, a highly absorbent microgranule flowability aid; Terra-Green, a growing media supplement; and Pel-Unite, an animal feed binder.

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

Animal Health and Nutrition Products

We produce, or use contract processors to produce, several products used in the livestock feed industry. Many of these products are sold under the Amlan trademark. Calibrin and ConditionAde enterosorbent products are used in animal feed to absorb naturally-occurring mycotoxins. These products work to improve animal health and productivity. Our MD-09 moisture manager product is a feed additive for the reduction of wet droppings in poultry. Pel-Unite and Pel-Unite Plus products are specialized animal feed pellet binders. These products are sold through a network of feed products distributors in the United States and through distribution agreements with animal health and nutrition products distributors in Latin America, Africa, the Middle East and Asia. Beginning in fiscal 2014, these products were also sold by sales people employed by our new subsidiary located in China, as further described in Foreign Operations below.

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

Cat Litter Products

Branded products. We produce two types of mineral-based cat litter products, traditional coarse and scoopable, both of which have absorbent and odor controlling characteristics. Scoopable litters have the additional characteristic of clumping when exposed to moisture, allowing the consumer to selectively dispose of the used portion of the litter. Our coarse and scoopable products are sold under our Cat’s Pride and Jonny Cat brand names. In 2011, under our Cat's Pride Fresh & Light product line, we introduced a scoopable lightweight litter to the industry that offers superior performance with the added convenience of being lighter to carry and pour. We subsequently expanded our Cat's Pride Fresh & Light offerings to include a flushable, paper-based cat litter. In addition, we offer our coarse litter in a pre-packaged, disposable tray under the Cat’s Pride KatKit and Jonny Cat brands. Moreover, we offer litter box liners under the Cat's Pride and Jonny Cat product lines.

Private label products. We also produce private label cat litters for other customers that are sold through both independent food brokers and our sales force to major grocery, drug, dollar store, mass-merchandiser and pet outlets.

Co-packaged products. We have two long-term supply arrangements (one of which is material to our business) under which we manufacture branded traditional litters for other marketers. Under these co-manufacturing relationships, the marketer controls all aspects of sales, marketing, and distribution, as well as the odor control formula, and we are responsible for manufacturing. The long-term supply agreement that is material to our business is with Clorox, under which we have the exclusive right to supply Clorox’s requirements for Fresh Step coarse cat litter up to certain levels.

Industrial and Automotive Products

We manufacture and/or sell products made from clay, polypropylene and recycled cotton materials that absorb oil, grease, water and other types of spills. These products are used in industrial, home and automotive environments. Our clay-based sorbent products, such as Oil-Dri branded floor absorbent, are used for floor maintenance in industrial applications to provide a non-slip and non-flammable surface for workers. These floor absorbents are also used in automotive repair facilities, car dealerships and other industrial applications, as well as for home use in garages and driveways. Our Oil-Dri branded polypropylene-based and cotton-based products are sold in various forms, such as pads, rolls, socks, booms and spill kits.

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

BUSINESS SEGMENTS

We have two reportable operating segments for financial reporting derived from the different characteristics of our two major customer groups: Retail and Wholesale Products Group and Business to Business Products Group. The Retail and Wholesale Products Group customers include mass merchandisers, wholesale clubs, drugstore chains, pet specialty retail outlets, dollar stores, retail grocery stores, distributors of industrial cleanup and automotive products, environmental service companies and sports field product users. The Business to Business Products Group customers include: processors and refiners of edible oils, petroleum-based oils and biodiesel fuel; manufacturers of animal feed and agricultural chemicals; distributors of animal health and nutrition products; and marketers of consumer products. Certain financial information on both segments is contained in Note 4 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

We do not manage our business, allocate resources or generate revenue data by product line. Any of our products may be sold in one or both of our operating segments. Information concerning total revenue of classes of similar products accounting for more than 10% of consolidated revenues in any of the last three fiscal years is not separately provided because it would be impracticable to do so.

FOREIGN OPERATIONS

Our wholly-owned subsidiary, Amlan Trading (Shenzhen) Company, Ltd., located in Shenzhen, China, is dedicated to animal health and provides natural disease management solutions for livestock. This subsidiary sells animal health and nutrition products under our Amlan brand name.

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

Our foreign operations are subject to the normal risks of doing business overseas, such as currency fluctuations, restrictions on the transfer of funds and import/export duties. We were not materially impacted by these foreign currency fluctuations in any of our last three fiscal years. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further information about our foreign markets risks. Certain financial information about our foreign operations is contained in Note 4 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (“Walmart”) and its affiliates accounted for approximately 19%, 20% and 22% of our total net sales for the fiscal years ended July 31, 2014, 2013 and 2012, respectively. Walmart is a customer in our Retail and Wholesale Products Group segment. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales; however, sales to Clorox (a customer in our Business to Business Products Group) and its affiliates accounted for approximately 6% of total net sales for the fiscal year ended July 31, 2014 and 7% of total net sales for each of the fiscal years ended July 31, 2013 and 2012. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customer other than those described in this paragraph would not be expected to have a material adverse effect on our business.

COMPETITION

Price, customer service, marketing, technical support, product quality and distribution resources are the principal methods of competition in our markets and competition historically has been very vigorous. Some of our competitors, particularly in the sale of cat litter (the largest product in our Retail and Wholesale Products Group), have substantially greater financial resources or market presence than we do and have established brands.

In our Retail and Wholesale Products Group, we have five principal competitors, including one which is also our customer. The overall cat litter market has been stable in recent years as household cat ownership has remained relatively constant. Scoopable products have a majority of the cat litter market share followed by traditional coarse products. The overwhelming majority of all cat litter is mineral based; however, cat litters based on alternative strata such as paper, various agricultural waste products and silica gels have niche positions. There is significant competition to attract consumers of cat litter across multi-outlet channels, including grocery, mass-merchandisers, dollar, pet and drug stores. These retailers desire product innovation and demand the best value from their suppliers, thus they enjoy substantial negotiating leverage over their suppliers, including us. We differentiate ourselves through our operations via nation-wide distribution, strong customer service and world class sales, marketing and research and development teams, which gives us a potential advantage over smaller and regional manufacturers.

In the Business to Business Products Group, we have 14 principal competitors. Our agricultural chemical carrier products have experienced competition from new engineered granular technologies in the agricultural and horticultural markets. Our bleaching clay and fluids purification products are sold in a highly cost competitive global marketplace. Performance is a primary competitive factor for these products. The animal health portion of this segment also operates in a global marketplace with price and performance competition from multi-national and local competitors.

PATENTS

We have obtained or applied for patents for certain of our processes and products sold to customers in both the Retail and Wholesale Products Group and the Business to Business Products Group. These patents expire at various times, including fiscal 2015. We expect no material impact on our business from the expiration of patents in the upcoming year.

BACKLOG; SEASONALITY

As of July 31, 2014, 2013 and 2012, our backlog of orders were valued at approximately $7,401,000, $8,503,000 and $4,741,000, respectively. The value of backlog orders was determined by the number of tons on backlog order and the net selling prices. All backlog orders are expected to be filled within the next 12 months. We consider our business, taken as a whole, to be moderately seasonal; however, business activities of certain customers (such as agricultural chemical manufacturers) are subject to such seasonal factors as crop acreage planted, product formulation cycles and weather conditions.

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

RESERVES

We mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California; we also have reserves in Nevada, Oregon and Tennessee. We estimate that our proven mineral reserves as of July 31, 2014 are approximately 148,578,000 tons in aggregate and our probable reserves are approximately 135,371,000 tons in aggregate, for a total of 283,949,000 tons of mineral reserves. Based on our rate of consumption during fiscal year 2014, and without regard to any of our reserves in Nevada, Oregon and Tennessee, we consider our proven reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, was reflected at cost on our balance sheet.

It is our policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. We have a program of exploration for additional reserves and, although reserves have been acquired, we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During the fiscal year ended July 31, 2014, we utilized these reserves to produce a majority of the sorbent products that we sold.

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

The following schedule summarizes the net book value of land and other plant and equipment for each of our manufacturing facilities:

	Land & Mineral Rights	Plant and Equipment
	(in thousands)
Ochlocknee, Georgia	$8,646	$29,059
Ripley, Mississippi	$1,770	$10,212
Mounds, Illinois	$1,545	$1,506
Blue Mountain, Mississippi	$878	$10,538
Taft, California	$1,506	$3,203

EMPLOYEES

As of July 31, 2014, we employed 793 persons, 47 of whom were employed by our foreign subsidiaries. We believe our corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 45 of our employees in the U.S. and approximately 22 of our employees in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations to be satisfactory.

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

ENERGY

We primarily used natural gas in the processing of our clay products during fiscal 2014. We have the ability to switch among various energy sources, including natural gas, recycled oil and coal as permitted. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below for more information about commodity risk with respect to our energy use.

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

We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that the percentage of net sales represented by these customers may increase. As a result, changes in the strategies of our largest customers may reduce our net sales. These strategic changes may include a reduction in the number of brands or variety of products they carry or a shift of shelf space to private label products or increased use of global or centralized procurement initiatives. In addition, our business is based primarily upon individual sales orders placed by customers rather than contracts with a fixed duration. Accordingly, most of our customers could reduce their purchasing levels or cease buying products from us on relatively short notice. While we do have long-term contracts with certain of our customers, including Clorox, even these agreements are subject to termination in certain circumstances. In addition, the degree of profit margin contribution of our significant customers varies. If a significant customer with a more favorable profit margin was to terminate its relationship with us or shift its mix of product purchases to lower-margin products, it would have a disproportionately adverse impact on our results of operations.

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

The value of our inventory may decline as a result of surplus inventory, packaging changes driven by regulatory requirements or market refreshment, price reductions or obsolescence. We must identify the right product mix and maintain sufficient inventory on hand to meet customer orders. Failure to do so could adversely affect our revenue and operating results. If circumstances change (for example, an unexpected shift in market demand, pricing or customer defaults) there could be a material impact on the net realizable value of our inventory. We maintain an inventory valuation reserve account against diminution in the value or saleability of our inventory; however, there is no guaranty that these arrangements will be sufficient to avoid write-offs in excess of our reserves.

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

We derived approximately 21% of our net sales from sales outside of the United States in the fiscal year ended July 31, 2014. Our ability to sell our products and conduct our operations outside of the United States is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products or disrupt our operations in these markets, particularly when local political and economic conditions are unstable. In addition, international sales and operations are subject to currency exchange fluctuations, fund transfer and trade restrictions and import/export duties, and international operations are subject to foreign regulatory requirements and issues, including with respect to environmental matters. Any of these matters could result in sudden, and potentially prolonged, changes in demand for our products. Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country’s legal system.

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

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting and obtain an opinion from our independent registered public accounting firm on our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2014 and we obtained from our independent registered public accounting firm an unqualified opinion on our internal control over financial reporting; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud.

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

In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our Common Stock price, regardless of our operating results. Given its relatively small public float, number of shareholders and average daily trading volume, our Common Stock may be relatively more susceptible to volatility arising from any of these factors. There can be no assurance that the price of our Common Stock will increase in the future or be maintained at its recent levels.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Real Property Holdings and Mineral Reserves

	Land Owned	Land Leased	Land Unpatented Claims	Total	Estimated Proven Reserves	Estimated Probable Reserves	Total
	(acres)				(thousands of tons)
California	795	—	1,030	1,825	4,367	11,226	15,593
Georgia	3,707	1,840	—	5,547	35,423	24,891	60,314
Illinois	82	598	—	680	3,468	—	3,468
Mississippi	2,156	999	—	3,155	79,004	93,253	172,257
Nevada	535	—	—	535	23,316	2,976	26,292
Oregon	340	—	—	340	—	25	25
Tennessee	178	—	—	178	3,000	3,000	6,000
	7,793	3,437	1,030	12,260	148,578	135,371	283,949

The Mississippi, Georgia, Tennessee, Nevada, California and Illinois properties are primarily mineral in nature, except our research and development facility which is included in the Illinois owned land. We mine sorbent minerals primarily consisting of montmorillonite and attapulgite and, to a lesser extent, other clay-like sorbent materials, such as Antelope shale. We employ geologists and mineral specialists who prepared the estimated reserves of these minerals in the table above. See also Item 1 “Business” above for further information about our reserves. The locations in the table above collectively produced approximately 857,000 tons of finished product in fiscal 2014, 794,000 tons in fiscal 2013 and 824,000 tons in fiscal 2012. Parcels of such land are also sites of manufacturing facilities operated by us. We own approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing and packaging facility for our Canadian subsidiary.

MINING PROPERTIES

Our mining operations are conducted on land that we own or lease. The Georgia, Illinois and Mississippi mining leases generally require that we pay a minimum monthly rent to continue the lease term. The rental payments are generally applied against a stated royalty related to the number of unprocessed, or in some cases processed, tons of minerals extracted from the leased property. Many of our mining leases have no stated expiration dates. Some of our leases, however, do have expiration dates ranging from 2023 to 2097. We would not experience a material adverse effect from the expiration or termination of any of these leases. We have a variety of access arrangements, some of which are styled as leases, for manufacturing at facilities that are not contiguous with the related mines. We would not experience a material adverse effect from the expiration or termination of any of these arrangements. See also Item 1 “Business” above for further information on our reserves.

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

In addition, certain other products may go through further processing or the application of fragrances and additives. For example, certain fluid purification and animal health products are processed into a powder form. We also use a proprietary process for our engineered granules to create spherical, uniform-sized granules.

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

FACILITIES

We operate clay manufacturing and non-clay production facilities on property owned or leased by us as shown on the map below:
Oil-Dri Corporation of America Plant Site Locations

Location	Owned/Leased	Function
Alpharetta, Georgia	Leased	Non-clay manufacturing and packaging, sales, customer service
Bentonville, Arkansas	Leased	Sales office
Blue Mountain, Mississippi	Owned	Manufacturing and packaging
Chicago, Illinois	Leased	Principal executive office
Coppet, Switzerland	Leased	Customer service office
Laval, Quebec, Canada	Owned	Non-clay manufacturing and clay and non-clay packaging, sales
Mounds, Illinois	Owned	Manufacturing and packaging
Ochlocknee, Georgia	Owned	Manufacturing and packaging
Ripley, Mississippi	Owned	Manufacturing and packaging
Shenzhen, China	Leased	Sales office, customer service
Taft, California	Owned	Manufacturing and packaging
Vernon Hills, Illinois	Owned	Research and development
Wisbech, United Kingdom	Leased	Non-clay production and clay and non-clay packaging, sales, customer service

We have no mortgages on the real property we own. The lease for the Shenzhen, China office expires in 2015 and the Bentonville, Arkansas office lease expires in 2016. The leases for the Alpharetta, Georgia facility and the Chicago, Illinois corporate office space expire in 2018. The Wisbech, United Kingdom facility lease expires in 2032. The lease for the Coppet, Switzerland office is on a year-to-year basis. We consider that our properties are generally in good condition, well maintained and suitable and adequate to carry on our business.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol ODC. There is no established trading market for our Class B Stock. There are no shares of Class A Common Stock currently outstanding. See Note 8 of the Notes to the Consolidated Financial Statements for a description of our Common Stock, Class B Stock and Class A Common Stock. The number of holders of record of Common Stock and Class B Stock on September 30, 2014 were 642 and 29, respectively, as reported by our transfer agent. In the last three years, we have not sold any securities which were not registered under the Securities Act of 1933.

The following table sets forth, for the periods indicated, the high and low sales price for our Common Stock listed on the NYSE and dividends per share declared on our Common Stock and Class B Stock.

	Common Stock Price Range		Cash Dividends Per Share
	Low	High	Common Stock	Class B Stock
Fiscal 2014:
First Quarter	$30.35	$36.80	$0.1900	$0.1425
Second Quarter	$32.90	$41.74	0.1900	0.1425
Third Quarter	$31.24	$36.27	0.1900	0.1425
Fourth Quarter	$28.71	$34.90	0.2000	0.1500
Total			$0.7700	$0.5775

Fiscal 2013:
First Quarter	$21.26	$23.77	$0.1800	$0.1350
Second Quarter	$20.82	$30.34	0.3600	0.2700
Third Quarter	$23.92	$28.52	—	—
Fourth Quarter	$25.30	$32.40	0.1900	0.1425
Total			$0.7300	$0.5475

Dividends. Our Board of Directors determines the timing and amount of any dividends. Our Board of Directors may change its dividend practice at any time. The declaration and payment of future dividends, if any, will depend upon, among other things, our future earnings, capital requirements, financial condition, legal requirements, contractual restrictions and other factors that our Board of Directors deems relevant. Our Credit Agreement with Harris N.A. and our 2005 Note Agreement with The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company require that certain minimum net worth and tangible net worth levels are to be maintained. To the extent that these balances are not attained, our ability to pay dividends may be impaired. See Note 5 of the Notes to the Consolidated Financial Statements for further information about our note agreements.

Issuer Repurchase of Equity Securities. Our Board of Directors authorized the repurchase of 250,000 shares of Common Stock on March 11, 2011 and authorized the repurchase of an additional 250,000 shares on June 14, 2012. These authorizations do not have a stated expiration date. As of July 31, 2014, a total of 309,613 shares of Common Stock may yet be repurchased under these authorizations. We do not have any current authorization from our Board of Directors to repurchase shares of Class B Stock.

The following chart summarizes our Common Stock purchases during the three months ended July 31, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES [1]
	(a)	(b)	(c)	(d)
For the Three Months Ended July 31, 2014	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]

May, 1 2014 to May 31, 2014	742	$33.21	—	309,613

June 1, 2014 to June 30, 2014	—	$—	—	309,613

July 1, 2014 to July 31, 2014	—	$—	—	309,613

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. We did not repurchase any shares of our Class B Stock during the period covered by the table, and no shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Note 8 of the Notes to the Consolidated Financial Statements.

2 The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under our Board of Director authorizations described above.

Equity Compensation Plan Information. The following table presents information about compensation plans under which our equity securities are authorized for issuance. See Note 9 of the Notes to the Consolidated Financial Statements for further information about these stock-based compensation plans.

Equity Compensation Plan Information As Of
July 31, 2014
	Number of securities to be issued upon exercise of outstanding options (in thousands)	Weighted-average exercise price of outstanding options	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	45	$15.43	552

PERFORMANCE GRAPH

The following graph shows the annual cumulative total stockholders’ return for the five years ending July 31, 2014 on an assumed investment of $100 on July 31, 2009 in our Common Stock, the Russell Microcap Index and the Russell 2000-Material and Processing Economic Sector Index. Our Common Stock is included in the Russell Microcap Index and we consider the Russell 2000-Material and Processing Economic Sector Index to be our peer group. The graph assumes all dividends were reinvested. The historical stock price performance of our Common Stock is not necessarily indicative of future stock performance.

Comparative Five-Year Total Returns
Oil-Dri Corporation of America, Russell Microcap Index , Russell 2000-Materials & Processing Index
(Performance results through July 31, 2014)

	2009	2010	2011	2012	2013	2014
Oil-Dri Corporation	$100.00	$143.96	$140.45	$154.05	$230.86	$216.17
Russell Microcap	$100.00	$115.92	$141.32	$142.53	$195.43	$211.58
Russell 2000-Materials & Processing	$100.00	$123.22	$160.32	$150.49	$204.26	$225.39

This performance graph and accompanying disclosure is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

ITEM 6 – SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF FINANCIAL DATA
(In thousands, except for per share amounts and ratios)
	Fiscal Year Ended July 31,
	2014	2013	2012	2011	2010
Summary of Operations
Net Sales	$266,313	$250,583	$240,681	$226,755	$219,050
Cost of Sales	(206,663)	(184,084)	(181,676)	(176,715)	(169,362)
Gross Profit	59,650	66,499	59,005	50,040	49,688
Selling, General and Administrative Expenses	(47,232)	(47,558)	(47,303)	(36,331)	(36,139)
Capacity Rationalization Charges (1)	—	(70)	(1,623)	—	—
Income from Operations	12,418	18,871	10,079	13,709	13,549
Other Income (Expense)
Interest Income	23	34	31	61	126
Interest Expense	(1,569)	(1,773)	(2,060)	(2,053)	(1,345)
Foreign Exchange Gains (Losses)	35	(56)	(196)	(22)	(213)
Other, Net	430	423	507	446	697
Total Other Expense, Net	(1,081)	(1,372)	(1,718)	(1,568)	(735)
Income before Income Taxes	11,337	17,499	8,361	12,141	12,814
Income Taxes	(2,981)	(2,913)	(2,263)	(3,090)	(3,356)
Net Income	$8,356	$14,586	$6,098	$9,051	$9,458
Average Shares Outstanding
Diluted	7,004	6,927	7,062	7,103	7,275
Net Income per Share
Basic Common	$1.27	$2.25	$0.92	$1.36	$1.42
Basic Class B Common	$0.96	$1.69	$0.70	$1.06	$1.07
Diluted	$1.17	$2.07	$0.85	$1.26	$1.30
Important Highlights
Total Assets	$186,204	$183,559	$174,267	$173,393	$153,982
Long-Term Debt	$18,900	$22,400	$25,900	$29,700	$14,800
Working Capital	$54,016	$71,925	$66,080	$65,336	$48,398
Working Capital Ratio	2.8	3.3	3.3	3.5	2.7
Book Value per Share	$14.94	$14.96	$12.19	$13.63	$12.77
Dividends Declared	$5,040	$4,712	$4,511	$4,305	$4,041
Dividends Declared per Common Share	$0.7700	$0.7300	$0.6900	$0.6500	$0.6100
Dividends Declared per Class B Common Share	$0.5775	$0.5475	$0.5175	$0.4875	$0.4575
Capital Expenditures	$18,566	$9,795	$6,960	$13,806	$10,413
Depreciation and Amortization	$10,396	$8,946	$9,272	$8,473	$7,371
Net Income as a Percent of Net Sales	3.1%	5.8%	2.5%	4.0%	4.3%
Return on Average Stockholders' Equity	8.1%	15.5%	6.8%	9.7%	10.5%
Gross Profit as a Percent of Net Sales	22.4%	26.5%	24.5%	22.1%	22.7%
Operating Expenses as a Percent of Net Sales	17.7%	19.0%	20.3%	16.0%	16.5%

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

Consolidated net income was $8,356,000, or $1.17 per diluted share, for the year ended July 31, 2014, a 43% decrease from net income of $14,586,000, or $2.07 per diluted share, for the year ended July 31, 2013. During fiscal 2014 we made substantial business investments in both of our operating segments, including the acquisition of certain assets of MFM, which expanded our private label cat litter business, and the opening of our subsidiary in Shenzhen, China, which extended the presence of our animal health and nutrition products in China through a direct sales force. In addition, we increased spending for trade promotions and advertising of our cat litter products and invested significantly in capital at our plant facilities for equipment and capacity expansion. We also experienced cost increases to mine, manufacture and transport our products during fiscal 2014. Rising costs for natural gas, freight and packaging, as well as increased mining costs to extract clay deeper in the ground all impacted our annual results.

We believe our balance sheet remains strong at the end of fiscal 2014, even though cash, cash equivalents and short-term investments declined. Major uses of cash included capital expenditures, the MFM acquisition, advertising, dividend payments and debt repayments. We believe cash requirements for capital expenditures in fiscal 2015 will be comparable to fiscal 2014 due to projects at our manufacturing facilities. Advertising and promotions spending is also anticipated to be a significant use of cash in fiscal 2015, but we believe at levels slightly less than in fiscal 2014. Our cash requirements are subject to change as business conditions warrant and opportunities arise.

RESULTS OF OPERATIONS
FISCAL 2014 COMPARED TO FISCAL 2013

CONSOLIDATED RESULTS

Consolidated net sales for the year ended July 31, 2014 were $266,313,000, a 6% increase from net sales of $250,583,000 in fiscal 2013. Net sales in our Retail and Wholesale Products Group increased due to more tons sold, including additional sales after the acquisition of MFM, and net sales in our Business to Business Products Group increased due to higher net selling prices and a favorable product sales mix (defined as a greater proportion of sales from higher priced products).

Consolidated gross profit as a percentage of net sales in fiscal 2014 decreased to 22% from 27% in fiscal 2013. Gross profit declined due primarily to the increased costs of packaging and freight, as described by operating segment below, and due to higher material costs per ton, which included a 21% increase in the cost of natural gas used to operate kilns that dry our clay during processing. Material costs also included a 4% increase in non-fuel manufacturing cost per ton, which was attributed to higher purchased material costs, including purchased additives, fragrances and other materials required for the production of scoopable cat litters, as well as higher costs for labor and increased mining and hauling activity. We continue to pursue operational efficiencies as we integrate the additional volume gained through the acquisition of MFM. Our mining and hauling operations have been impacted by the increased volume and by extraction of clay reserves that require more overburden removal. In addition, gross profit was impacted by increased sales of private label cat litter, which generally has a lower gross profit margin than branded cat litter.

Selling, general and administrative expenses as a percentage of net sales were 18% in fiscal 2014, compared to 19% in fiscal 2013. The discussions of each segment's operating income below describe the changes in selling, general and administrative expenses that were allocated to the operating segments. The remaining unallocated corporate expenses in fiscal 2014 included a lower estimated annual discretionary incentive plan bonus accrual and lower pension expense, which were partially offset by an increase in expense for the supplemental employee retirement plan (“SERP”). The incentive bonus expense was based on performance targets that are established for each fiscal year and discretionary authority by our Chief Executive Officer. See Notes 10 and 11 of the Notes to the Consolidated Financial Statements for additional information about the pension plan and the SERP, respectively.

Our effective tax rate was 26.3% of pre-tax income in fiscal 2014 compared to 16.6% in fiscal 2013. Our tax rate in fiscal 2014 was consistent with the three years preceding fiscal 2013. During fiscal 2013 we utilized domestic AMT credits, which resulted in a lower federal income tax rate; however, in fiscal 2014 we incurred additional AMT expense. See Note 7 of the Notes to the Consolidated Financial Statements for additional information about our income taxes.

Consolidated net income for fiscal 2014 was $8,356,000, a 43% decrease from net income of $14,586,000 in fiscal 2013. The decrease in net income was attributed primarily to increased costs for materials, packaging, freight and advertising, which more than offset the impact of increased sales and lower overall non-advertising selling, general and administrative costs. Segment operating income was lower for both our Business to Business and Retail and Wholesale Products Groups as discussed below.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for fiscal 2014 were $94,286,000, an increase of $1,317,000, or 1%, from net sales of $92,969,000 in fiscal 2013. Net sales of both fluid purification and animal health products increased, while net sales of co-packaged cat litter and agricultural and horticultural products decreased. Net sales of fluid purification products were approximately 7% greater than in fiscal 2013 with a 4% increase in tons sold. Sales increased primarily to edible oil processors in both foreign and domestic markets driven by continued global growth in the demand for edible oil. Net sales of animal health and nutrition products increased slightly in both domestic and foreign markets due primarily to a favorable product sales mix, which offset the impact of 13% fewer tons sold. A sales decline of approximately 9% for our agricultural and horticultural products resulted primarily from 10% fewer tons sold. Sales decreased for our agricultural chemical carrier products used by producers of corn rootworm pesticides and other crop protection chemicals. Partially offsetting this decline was improved sales for our engineered granule product used in the professional pesticides and agricultural markets. A small decrease in sales of our co-packaged traditional coarse cat litter net sales was attributed primarily to 2% fewer tons sold.

The Business to Business Products Group’s operating income was $26,654,000 in fiscal 2014, a decrease of $4,085,000, or 13%, from operating income of $30,739,000 in fiscal 2013. A combined 8% increase in materials, packaging and freight costs per ton more than offset the higher sales described above. Material costs rose due primarily to a higher price paid for natural gas used to operate kilns that dry our clay and increases in other non-fuel manufacturing costs. See further discussion of manufacturing costs in “Consolidated Results” above. Packaging costs rose as the result of supplier price increases and the mix of products sold. Freight costs increases were driven primarily by more shipments to foreign countries and cost increases in the freight industry attributed to recent trends and regulations.

The Business to Business Products Group’s selling, general and administrative expenses in fiscal 2014 increased approximately 18% compared to fiscal 2013 due primarily to additional personnel and other costs incurred to expand sales of our animal health and nutrition products in foreign markets.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for fiscal 2014 were $172,027,000, an increase of $14,413,000, or 9%, from net sales of $157,614,000 in fiscal 2013. Net sales increased significantly for cat litter products and increased slightly for both industrial absorbent and sports products; however, net sales decreased for our foreign subsidiaries. Our foreign subsidiaries' net sales are described under “Foreign Operations” below. Overall cat litter net sales increased approximately 13%. The benefits of higher sales volume was partially offset by higher trade spending (trade spending is deducted from net sales and includes coupons, slotting and cooperative marketing programs). Our branded cat litter net sales increased approximately 10% due primarily to more tons sold and higher selling prices that outweighed increased trade spending. Net sales of our Cat's Pride Fresh & Light scoopable products increased approximately 33% and sales also improved for our other Cat's Pride scoopable cat litters. These increases were partially offset by lower sales for our branded coarse litter products. Private label cat litter net sales increased approximately 24% due in part to additional sales from the acquisition of MFM. (See Note 3 of the Notes to the Consolidated Financial Statements for more information about the MFM acquisition.)

The Retail and Wholesale Products Group’s segment operating income for fiscal 2014 was $3,568,000, a decrease of $6,993,000, or 66%, from operating income of $10,561,000 in fiscal 2013. A combined cost increase of approximately 4% per ton for packaging, freight and materials and higher selling, general and administrative expenses, as discussed below, more than offset the benefits of higher sales described above. Packaging costs were up due to the mix of products produced and commodity price increases, including resin used in cat litter jugs and pails. The increase in freight costs were driven primarily by our service level enhancement efforts and cost increases in the freight industry attributed to recent trends and regulations. Material costs rose due primarily to a higher price paid for natural gas used to operate kilns that dry our clay and increases in other non-fuel manufacturing costs. See further discussion of manufacturing costs in “Consolidated Results” above.

Selling, general and administrative expenses for the Retail and Wholesale Products Group increased approximately 15% compared to fiscal 2013 due primarily to increased advertising expense, amortization of intangible assets acquired in the MFM acquisition and higher sales commissions.

FOREIGN SUBSIDIARIES
Net sales by our foreign subsidiaries during fiscal 2014 were $11,246,000, a decrease of $682,000, or 6%, from net sales of $11,928,000 during fiscal 2013. Net sales by our foreign subsidiaries represented 4% of our consolidated net sales during fiscal year 2014. Net sales declined for our Canadian subsidiary, but increased for our United Kingdom subsidiary. In addition, our new China subsidiary reported initial sales in the fourth quarter of fiscal 2014. Our Canadian subsidiary continued to face strong competition for branded cat litter sales. Sales of fluids purification products provided higher sales for our United Kingdom subsidiary.

For fiscal 2014, our foreign subsidiaries reported a net loss of $708,000, compared to a net loss of $176,000 in fiscal 2013. The increase in the net loss was primarily the result of lower sales and expenditures to commence operations for the China subsidiary.

Identifiable assets of our foreign subsidiaries as of July 31, 2014 were $8,143,000 compared to $8,298,000 as of July 31, 2013. The decrease was primarily due to lower lower accounts receivable and net fixed assets, which were partially offset by higher deferred income taxes.

RESULTS OF OPERATIONS
FISCAL 2013 COMPARED TO FISCAL 2012

CONSOLIDATED RESULTS

Consolidated net sales for the year ended July 31, 2013 were $250,583,000, a 4% increase from net sales of $240,681,000 in fiscal 2012. Net sales improved due primarily to: increased sales in our Business to Business Products Group; lower trade spending in our Retail and Wholesale Products Group; higher selling prices; and a favorable product sales mix. Our Business to Business Products Group also benefited from more tons sold.

Consolidated gross profit as a percentage of net sales in fiscal 2013 increased to 27% from 25% in fiscal 2012. Gross profit improved due to the higher sales described above, a greater proportion of sales from higher margin products and lower costs for packaging. Partially offsetting these positive impacts were higher freight and material costs per ton, as described by operating segment below. Material costs were also effected by a 4% increase in the fuel cost per ton produced, primarily for natural gas used to operate kilns that dry our clay.

Selling, general and administrative expenses as a percentage of net sales were 19% in fiscal 2013, compared to 20% in fiscal 2012. The discussions of each segment's operating income below describe the changes in selling, general and administrative expenses that were allocated to the operating segments, including approximately $3,000,000 lower advertising costs in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in fiscal 2013 included a higher estimated annual incentive plan bonus accrual. The incentive bonus expense was based on performance targets that are established for each fiscal year. Expenses also increased for the pension plan and for research and development, but decreased for the SERP. See Notes 10 and 11 of the Notes to the Consolidated Financial Statements for additional information about the pension plan and the SERP, respectively.

Our effective tax rate was 16.6% of pre-tax income in fiscal 2013 compared to 27.1% in fiscal 2012. During fiscal 2013, we utilized approximately $1,369,000 of our domestic AMT attributes. We correspondingly reduced the domestic AMT valuation allowance that had been established in prior years, which resulted in a lower federal income tax rate. See Note 7 of the Notes to the Consolidated Financial Statements for additional information about our income taxes.

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

The Business to Business Products Group’s operating income was $30,739,000 in fiscal 2013, an increase of $2,096,000, or 7%, from operating income of $28,643,000 in fiscal 2012. The benefit from improved sales described above was partially offset by higher freight and material costs per ton. Freight cost increases of approximately 7% per ton were driven primarily by more shipments to foreign countries, higher diesel fuel prices and other cost increases in the freight industry due to recent trends and regulations. Material costs increased approximately 9% per ton. Certain products in the Business to Business Group received greater fixed manufacturing cost allocations subsequent to the production relocation for certain products between our plants, as discussed in Note 2 of the Notes to the Consolidated Financial Statements. See further discussion of manufacturing costs in “Consolidated Results” above.

The Business to Business Products Group’s selling, general and administrative expenses in fiscal 2013 increased approximately 5% compared to fiscal 2012 due primarily to costs incurred to expand sales of our animal health and nutrition products in foreign markets.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for fiscal 2013 were $157,614,000, an increase of $2,389,000, or 2%, from net sales of $155,225,000 in fiscal 2012. Net sales increased for cat litter products and for our foreign subsidiaries, but decreased for industrial absorbent products. Our foreign subsidiaries' net sales are described under “Foreign Operations” below. Overall cat litter net sales increased approximately 2% as the result of lower trade spending and higher selling prices, which outweighed a 6% decline in tons sold. Our branded cat litter net sales increase of approximately 5% was attributed primarily to approximately 59% higher sales of our Cat's Pride Fresh & Light scoopable products and reduced trade spending. These increases were partially offset by lower sales for our other Cat's Pride scoopable and coarse litter products. Private label cat litter sales were down approximately 3% due primarily to the continued decline in the coarse cat litter market, as well as a market trend away from private label cat litter products. Industrial absorbents net sales were down approximately 3% with a 7% decline in tons sold.

The Retail and Wholesale Products Group’s segment operating income for fiscal 2013 was $10,561,000, an increase of $8,463,000, from operating income of $2,098,000 in fiscal 2012. The Group's operating income was positively impacted by the higher sales described above, by lower selling, general and administrative expenses, as discussed below, and by an approximate 1% decrease in packaging costs per ton. The Group's operating income was negatively impacted by approximately12% higher freight costs per ton due to more shipments to customers in regions with higher freight costs, higher diesel fuel prices and other cost increases in the freight industry due to recent trends and regulations. In addition, material costs per ton increased approximately 5% primarily as the result of more purchased additives, fragrances and other materials required for the production of scoopable cat litters. See further discussion of manufacturing costs in “Consolidated Results” above.

Selling, general and administrative expenses for the Retail and Wholesale Products Group decreased approximately 15% compared to fiscal 2012. We incurred substantial spending to advertise and promote our new Cat's Pride Fresh and Light cat litter products in fiscal 2012.

FOREIGN SUBSIDIARIES
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

Identifiable assets of our foreign subsidiaries as of July 31, 2013 were $8,298,000 compared to $8,702,000 as of July 31, 2012. The decrease was primarily due to lower cash, inventories and net fixed assets, which were partially offset by higher accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, purchasing and upgrading equipment, facilities and real estate, investing in infrastructure and acquisitions. We have principally used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements. Cash and cash equivalents totaled $16,230,000, $24,035,000 and $27,093,000 at July 31, 2014, 2013 and 2012, respectively.

The following table sets forth certain elements of our Consolidated Statements of Cash Flows (in thousands):

	Fiscal Year Ended
	July 31, 2014	July 31, 2013	July 31, 2012
Net cash provided by operating activities	$16,296	$23,366	$23,339
Net cash used in investing activities	(15,570)	(19,018)	(270)
Net cash used in financing activities	(8,372)	(7,450)	(13,889)
Effect of exchange rate changes on cash and cash equivalents	(159)	44	28
Net (decrease) increase in cash and cash equivalents	$(7,805)	$(3,058)	$9,208

Net cash provided by operating activities

Net cash provided by operations was $16,296,000 for fiscal 2014 compared to $23,366,000 for fiscal 2013. In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for fiscal years 2014 and 2013 were as follows:

Accounts receivable, less allowance for doubtful accounts, were $151,000 lower at fiscal year-end 2014 compared to fiscal year-end 2013. The decrease was attributed primarily to improved cash collections in the fourth quarter of fiscal 2014. Accounts receivable, less allowance for doubtful accounts, were $920,000 higher at fiscal year-end 2013 compared to fiscal year-end 2012. The increase was attributed primarily to higher fiscal 2013 fourth quarter sales compared to fiscal 2012 fourth quarter sales. The change in both periods was subject to timing of sales and collections and the payment terms provided to various customers.

Inventories were $2,966,000 higher at fiscal year-end 2014 compared to fiscal year-end 2013. Increased finished goods and packaging inventory at fiscal year-end 2014 were the result of both higher costs and increased quantities on hand. Inventories were $1,050,000 higher at fiscal year-end 2013 compared to fiscal year-end 2012. Increased finished goods inventory values at fiscal year-end 2013 were attributed to higher costs. Inventories of additives and fragrances increased as the result of production trends for certain products, including scoopable cat litter.

Prepaid expenses were $1,988,000 higher at fiscal year-end 2014 compared to fiscal year-end 2013 due primarily to an increase in prepaid income taxes and new plant assets with a short-term expected life. Prepaid expenses were $1,416,000 lower at fiscal year-end 2013 compared to fiscal year-end 2012 due primarily to a decrease in prepaid income taxes.

Other assets were $817,000 higher at fiscal year-end 2014 compared to fiscal year-end 2013. The increase was due to higher cash surrender value of life insurance on former key employees and a long-term warranty obtained on certain leased plant assets. Other assets were $1,025,000 higher at fiscal year-end 2013 compared to fiscal year-end 2012. During fiscal 2013 a joint infrastructure project with a local government at one of our plant locations resulted in an other asset of approximately $740,000. A higher cash surrender value of life insurance on former key employees also contributed to the increase in 2013.

Accounts payable were $187,000 higher at fiscal year-end 2014 compared to fiscal year-end 2013 due primarily to increased costs of purchased materials, which was partially offset by lower income taxes payable. Accounts payable were $135,000 higher at fiscal year-end 2013 compared to fiscal year-end 2012 due primarily to increased income taxes payable, which was partially offset by lower trade accounts payable. Changes in trade accounts payable in all periods are subject to normal fluctuations in the timing of payments.

Accrued expenses were $2,586,000 lower at fiscal year-end 2014 compared to fiscal year-end 2013. Accrued expenses for fiscal 2014 declined due primarily due to the lower discretionary annual bonus accrual. In addition, the trade promotions and advertising accrual was lower at fiscal year-end 2014. These decreases were partially offset by a new lease obligation for assets at our plants. Accrued expenses were $2,159,000 higher at fiscal year-end 2013 compared to fiscal year-end 2012. Accrued expenses for fiscal 2013 were higher for both the discretionary bonus and accrued costs related to capital projects at our manufacturing facilities. These increases were partially offset by lower accrued advertising expense. Changes in other accrued expenses in all periods related to ongoing operations are also subject to normal fluctuations in the timing of payments.

Deferred compensation was $698,000 higher at fiscal year-end 2014 compared to fiscal year-end 2013 and was $452,000 higher at fiscal year-end 2013 compared to fiscal 2012. Employee deferrals and interest on accumulated deferred compensation balances exceeded payouts in both years. The increase at fiscal year-end 2014 also included a higher accrual for the SERP due to a decrease in the discount rate used and the use of an updated mortality table to actuarially value the obligation. At fiscal year-end 2013, a higher discount rate resulted in a lower SERP accrual compared to the prior year. See Note 11 of the Notes to the Consolidated Financial Statements for more information regarding our deferred compensation plans.

Pension and other postretirement liabilities, net of the adjustment recorded in stockholders' equity, were $2,887,000 higher at fiscal year-end 2014 compared to fiscal year-end 2013 and were $1,896,000 lower at fiscal year-end 2013 compared to fiscal year-end 2012. A lower discount rate and the use of an updated mortality table required for the actuarial calculation of postretirement benefit obligations resulted in a significantly higher liability at fiscal year-end 2014. At fiscal year-end 2013, a higher discount rate resulted in a significantly lower liability. See Note 10 of the Notes to the Consolidated Financial Statements for more information regarding our postretirement benefit plans.

Net cash used in investing activities

Cash used in investing activities was $15,570,000 in fiscal 2014 compared to $19,018,000 in fiscal 2013. Dispositions of investment securities were $15,821,000 greater than purchases in fiscal 2014. During fiscal 2014, some of the proceeds from investment dispositions were used for the $12,876,000 acquisition of certain assets of MFM, plus an additional $129,000 was classified as restricted cash held in escrow as of July 31, 2014. See Note 3 of the Notes to the Consolidated Financial Statements for more information about the MFM acquisition. Cash used for capital expenditures of $18,566,000 in fiscal 2014 included capacity expansion projects and mining equipment at our manufacturing facilities. Capital expenditures in fiscal 2013 of $9,795,000 included replacement and new machinery at our manufacturing facilities. Purchases and dispositions of investment securities in both periods are also subject to variations in the timing of investment maturities.

Cash used in investing activities was $19,018,000 in fiscal 2013 compared to $270,000 in fiscal 2012. Purchases of investment securities were $9,289,000 greater than dispositions in fiscal 2013. In fiscal 2012, dispositions of investment securities exceeded purchases by $6,659,000. Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities. Cash used for capital expenditures of $9,795,000 in fiscal 2013 included replacement and new machinery at our manufacturing facilities. Capital expenditures in fiscal 2012 of $6,960,000 included a new storage facility and replacement of machinery at our manufacturing facilities.

Net cash used in financing activities

Cash used in financing activities was $8,372,000 in fiscal 2014 compared to $7,450,000 in fiscal 2013. Cash used to purchase treasury stock was $87,000 and $175,000 in fiscal 2014 and 2013, respectively. Payments on long-term debt in fiscal 2014 were $3,500,000 compared to $3,800,000 in fiscal 2013. Dividend payments during fiscal 2014 of $4,965,000 were higher than the $4,630,000 paid during fiscal 2013 due to a dividend rate increase. Proceeds from issuance of Common Stock and treasury stock related to stock option exercises were $94,000 and $887,000 in fiscal 2014 and 2013, respectively.

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

Other

Total cash and investment balances held by our foreign subsidiaries at July 31, 2014, 2013 and 2012 were $1,481,000, $1,413,000 and $1,847,000, respectively. Cash and investment balances fluctuated due to normal business operations. See further discussion in the “Foreign Operations” section above.

We have a $15,000,000 unsecured revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”) which will expire on December 31, 2014. While there can be no assurance regarding the terms, timing or consummation of any successor agreement, on or before the expiration of this agreement, we may enter into a successor credit agreement or other financing arrangement with BMO Harris or another financing source. The credit agreement provides that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. The credit agreement also allows us to obtain foreign letters of credit when necessary. At July 31, 2014, the variable rates would have been 3.25% for BMO Harris’ prime-based rate or 1.56% for LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2014 and 2013, there were no outstanding borrowings under this credit facility and we were in compliance with its covenants.

See Note 5 of the Notes to the Consolidated Financial Statements for information about our outstanding debt.

We believe that cash flow from operations, availability under our current and any successor revolving credit facility and current cash and investment balances will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. We believe cash requirements for capital expenditures in fiscal 2015 will be comparable to fiscal 2014 due to projects at our manufacturing facilities. Advertising and promotions spending is also anticipated to be a significant use of cash in fiscal 2015, but we believe at levels slightly less than in fiscal 2014. Our cash requirements are subject to change as business conditions warrant and opportunities arise. We continually evaluate our liquidity position and anticipated cash needs, as well as the financing options available to obtain additional cash reserves. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including the current credit agreement and any successor agreements, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Our capital requirements are subject to change as business conditions warrant and opportunities arise. The following tables summarize our significant contractual obligations and commercial commitments as of July 31, 2014 and the effect such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$22,400,000	$3,500,000	$6,566,000	$6,167,000	$6,167,000
Interest on Long-Term Debt	3,079,000	859,000	1,238,000	738,000	244,000
Capital Leases	1,330,000	1,330,000	—	—	—
Operating Leases	5,894,000	1,527,000	2,463,000	1,369,000	535,000
Total Contractual Cash Obligations	$32,703,000	$7,216,000	$10,267,000	$8,274,000	$6,946,000

During fiscal 2014, we made contributions of approximately $1,043,000 to our defined benefit pension plan. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets, actuarial assumptions and regulations. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below for certain information regarding the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$30,014,000	$30,014,000	$—	$—	$—

The obligations above are open purchase orders primarily for packaging and other ingredients used in our products. The expected timing of payments of these obligations was estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities. As of July 31, 2014 we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Income Taxes. Our effective tax rate was based on expected income, statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we operate. Significant judgment was required in determining our effective tax rate and in evaluating our tax positions.

We determine our current and deferred taxes in accordance with ASC 740 Income Taxes. The tax effect of the expected reversal of tax differences was recorded at rates currently enacted for each jurisdiction in which we operate. To the extent that temporary differences will result in future tax benefit, we must estimate the timing of their reversal and whether taxable operating income in future periods will be sufficient to fully recognize any deferred tax assets.

We maintain valuation allowances where it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the income tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings and other factors that could affect the realization of deferred tax assets. For example, certain factors, such as depletion and the cost of fuel used in our manufacturing process, are difficult to predict and have a significant impact on our ability to use the deferred tax benefit related to our AMT credit carryforwards. We recorded valuation allowances for income taxes of $3,973,000 and $3,205,000 at July 31, 2014 and 2013, respectively, for the full amount of the deferred tax benefit related to our AMT credit and foreign net operating loss carryforwards since we believe it is more likely than not that the benefit of these tax attributes will not be realized.

In addition to valuation allowances, we provide for uncertain tax positions when such tax positions do not meet certain recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. Our liability for unrecognized tax benefits based on tax positions related to the current and prior fiscal years was zero at July 31, 2014 and $273,000 at July 31, 2013. See Note 7 of the Notes to the Consolidated Financial Statements for further discussion.

Trade Promotions. We routinely commit to one-time or ongoing trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience with trade spending patterns and that of the industry, current trends and forecasted data. While we believe our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations. We have accrued liabilities at the end of each period for the estimated trade spending programs. We recorded liabilities of approximately $2,044,000 and $2,173,000 for trade promotions at July 31, 2014 and 2013, respectively.

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

The discount rate is the rate assumed to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the pension benefits when due. The discount rate is subject to change each year. We refer to an applicable index and the expected duration of the benefit payments to select a discount rate at which we believe the benefits could be effectively settled. The discount rate was the single equivalent rate that would yield the same present value as the plan’s expected cash flows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve used in fiscal 2014 was the Citigroup Pension Discount Curve and in fiscal 2013 was the Citigroup Pension Liability Index. Our determination of pension expense or income is based on a market-related valuation of plan assets, which is the fair market value. Our expected rate of return on plan assets is determined based on asset allocations and historical experience. The expected long-term rate of inflation and risk premiums for the various asset categories are based on general historical returns and inflation rates. The target allocation of assets is used to develop a composite rate of return assumption. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.

Trade Receivables. We recognize trade receivables when the risk of loss and title pass to the customer. We record an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts and analysis of specific accounts. A customer account is determined to be uncollectible when we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We believe our allowance for doubtful accounts is reasonable; however, the unanticipated default by a customer with a material trade receivable could occur. We recorded an allowance for doubtful accounts of $707,000 and $641,000 at July 31, 2014 and 2013, respectively.

Inventories. We value inventories at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales divisions to ensure that both historical issues and new market trends are considered. The obsolescence reserve not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at July 31, 2014 and 2013 were $390,000 and $364,000, respectively.

Reclamation. During the normal course of our mining process we remove overburden and perform on-going reclamation activities. As overburden is removed from a mine site, it is hauled to a previously mined site and used to refill older sites. This process allows us to continuously reclaim older mine sites and dispose of overburden simultaneously, therefore minimizing the costs associated with the reclamation process. On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. As of July 31, 2014 and 2013, we have recorded an estimated net reclamation asset of $677,000 and $590,000, respectively, and a corresponding estimated reclamation liability of $1,429,000 as July 31, 2014 and $1,269,000 as of July 31, 2013. These values represent the discounted present value of the estimated future mining reclamation costs at the production plants. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge over the estimated useful lives of the mines.

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

Impairment of goodwill, trademarks and other intangible assets. We review carrying values of goodwill, trademarks and other indefinite-lived intangible assets periodically for possible impairment in accordance ASC 350, Intangibles – Goodwill and Other. Our impairment review requires significant judgment with respect to factors such as volume, revenue and expenses. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is usually performed in the first quarter of the fiscal year and may be re-performed when deemed necessary due to indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts. Our impairment analysis performed in both the first and fourth quarters of fiscal 2014 did not indicate any impairment. We continue to monitor events, circumstances or changes in the business that might imply a reduction in value and might lead to impairment.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In the first quarter of fiscal 2014 we adopted new guidance from the Financial Accounting Standard Board (“FASB”) issued under Accounting Standard Codification (“ASC”) 220, Comprehensive Income-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance required presentation by the respective net income line items, either on the face of the statement where net income is presented or in the notes, of information about significant amounts required to be reclassified out of accumulated other comprehensive income (“AOCI”). We elected to present the reclassifications in the notes to the financial statements. See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding amounts reclassified from AOCI.

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

Recently Issued Accounting Standards and Regulations

In September 2013, the IRS released final tangible property regulations (“repair regulations”) under Sections 162(a) and 263(a) of the Internal Revenue Code, regarding the deduction and capitalization of amounts paid to acquire, produce, or improve tangible property. The repair regulations provide guidance on the timing of deduction for tangible property and repairs. The final regulations replace temporary regulations that were issued in March 2011 and are effective for our tax year beginning August 1, 2014, with early adoption permitted for tax years beginning January 1, 2012. We do not believe these regulations will have a material impact on our Consolidated Financial Statements.

In May 2014, the FASB issued guidance under ASC 250, Revenue from Contract with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. Transition options include either a full or modified retrospective approach and early adoption is not permitted. This guidance will be effective at the beginning of our first quarter of fiscal 2017. We are currently evaluating the impact of the adoption of these requirement on our Consolidated Financial Statements.

In August 2014, the FASB issued guidance under ASC 205, Presentation of Financial Statements - Going Concern, which defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance will be effective for our fiscal year ended July 31, 2017. We are currently evaluating the impact of the adoption of these requirement on our Consolidated Financial Statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We believe that the market risk arising from holdings of our financial instruments is not material.

We are exposed to foreign currency fluctuation risk, primarily U.S. Dollar/British Pound, U.S. Dollar/Euro and U.S. Dollar/Canadian Dollar, as it relates to certain accounts receivables and to our foreign operations. We are subject to translation exposure of our foreign subsidiaries’ financial statements. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated net sales or net income. In addition, a small portion of our consolidated accounts receivable are denominated in foreign currencies. During fiscal 2014, we did not enter into any hedge contracts to reduce exposure to fluctuations in currency exchange rates. We believe that the overall foreign currency fluctuation risk is immaterial to our Consolidated Financial Statements.

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

We are exposed to commodity price risk with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. As of July 31, 2014, we have purchased no natural gas contracts for our planned kiln fuel needs for fiscal 2015. We continue to purchase natural gas at spot rates on a month to month basis.

Please also see Item 1A “Risk Factors” above for a discussion of these and other risks and uncertainties we face in our business.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	July 31,
	2014	2013
ASSETS	(in thousands)
Current Assets
Cash and cash equivalents	$16,230	$24,035
Restricted cash	129	—
Short-term investments	2,640	18,459
Accounts receivable, less allowance of $707 and $641 in 2014 and 2013, respectively	30,997	31,148
Inventories	24,483	20,723
Deferred income taxes	1,570	3,986
Prepaid repairs expense	3,722	3,458
Prepaid expenses and other assets	3,745	1,563
Total Current Assets	83,516	103,372
Property, Plant and Equipment
Buildings and leasehold improvements	28,557	28,475
Machinery and equipment	120,081	112,056
Office furniture and equipment	10,244	9,880
Vehicles	12,099	11,615
Gross depreciable assets	170,981	162,026
Less accumulated depreciation and amortization	(124,199)	(118,082)
Net depreciable assets	46,782	43,944
Construction in progress	11,759	5,845
Land and mineral rights	16,355	16,266
Total Property, Plant and Equipment, Net	74,896	66,055
Other Assets
Goodwill	9,034	5,162
Trademarks and patents, net of accumulated amortization of $420 and $427 in 2014 and 2013, respectively	660	581
Debt issuance costs, net of accumulated amortization of $522 and $455 in 2014 and 2013, respectively	243	309
Licensing agreements and non-compete agreements, net of accumulated amortization of $1,145 and $1,861 in 2014 and 2013, respectively	155	378
Customer list, net of accumulated amortization of $764 in 2014	7,020	—
Deferred income taxes	4,448	2,164
Other	6,232	5,538
Total Other Assets	27,792	14,132
Total Assets	$186,204	$183,559

The accompanying notes are an integral part of the Consolidated Financial Statements.

	July 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY	(in thousands)
Current Liabilities
Current maturities of notes payable	$3,500	$3,500
Accounts payable	7,352	6,483
Dividends payable	1,311	1,236
Accrued expenses
Salaries, wages and commissions	4,448	9,087
Trade promotions and advertising	2,182	2,824
Freight	2,504	2,154
Other	8,203	6,163
Total Current Liabilities	29,500	31,447
Noncurrent Liabilities
Notes payable	18,900	22,400
Deferred compensation	9,267	8,569
Pension and postretirement benefits	22,273	16,362
Other	1,956	1,843
Total Noncurrent Liabilities	52,396	49,174
Total Liabilities	81,896	80,621

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,917,393 shares in 2014 and 7,866,560 shares in 2013	792	787
Class B Stock, convertible, par value $.10 per share, issued 2,394,735 shares in 2014 and 2,394,487 shares in 2013	239	239
Additional paid-in capital	33,130	31,317
Restricted unearned stock compensation	(2,225)	(1,824)
Retained earnings	136,039	132,750
Accumulated Other Comprehensive Income
Unrealized gain on marketable securities	114	86
Pension and postretirement benefits	(8,632)	(5,608)
Cumulative translation adjustment	255	487
Total Accumulated Other Comprehensive Income	(8,263)	(5,035)
Less treasury stock, at cost (2,915,651 Common and 324,741 Class B shares in 2014 and 2,914,567 Common and 324,741 Class B shares in 2013)	(55,404)	(55,296)
Total Stockholders’ Equity	104,308	102,938

Total Liabilities and Stockholders’ Equity	$186,204	$183,559

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2014	2013	2012
	(in thousands, except for per share data)

Net Sales	$266,313	$250,583	$240,681
Cost of Sales	(206,663)	(184,084)	(181,676)
Gross Profit	59,650	66,499	59,005
Selling, General and Administrative Expenses	(47,232)	(47,558)	(47,303)
Capacity Rationalization Charges	—	(70)	(1,623)
Income from Operations	12,418	18,871	10,079
Other Income (Expense)
Interest income	23	34	31
Interest expense	(1,569)	(1,773)	(2,060)
Foreign exchange loss	35	(56)	(196)
Other, net	430	423	507
Total Other Expense, Net	(1,081)	(1,372)	(1,718)
Income Before Income Taxes	11,337	17,499	8,361
Income Taxes	(2,981)	(2,913)	(2,263)
Net Income	$8,356	$14,586	$6,098

Net Income Per Share
Basic Common	$1.27	$2.25	$0.92
Basic Class B Common	$0.96	$1.69	$0.70
Diluted	$1.17	$2.07	$0.85

Average Shares Outstanding
Basic Common	4,981	4,909	5,063
Basic Class B Common	2,001	1,970	1,934
Diluted	7,004	6,927	7,062

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended July 31,
	2014	2013	2012
	(in thousands)

Net Income	$8,356	$14,586	$6,098

Other Comprehensive Income:
Unrealized gain on marketable securities	28	14	1
Pension and postretirement benefits (net of tax)	(3,024)	5,983	(6,276)
Cumulative translation adjustment	(232)	(86)	(226)
Other Comprehensive (Loss) Income	(3,228)	5,911	(6,501)
Comprehensive Income (Loss)	$5,128	$20,497	$(403)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares		(in thousands)
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Restricted Unearned Stock Compensation	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance, July 31, 2011	10,123,183	(2,967,128)	$1,012	$29,213	$121,388	$(2,446)	$(49,424)	$(4,445)	$95,298
Net Income			—	—	6,098	—	—	—	6,098
Other Comprehensive (Loss) Income			—	—	—	—	—	(6,501)	(6,501)
Dividends Declared			—	—	(4,511)	—	—	—	(4,511)
Purchases of Treasury Stock		(296,427)	—	—	—	—	(6,247)	—	(6,247)
Net Issuance of Stock Under Long-Term Incentive Plans	37,917	27,250	4	448	(74)	(488)	463	—	353
Share-based Compensation			—	98	—	—	—	—	98
Amortization of Restricted Stock			—	—	—	720	—	—	720
Balance, July 31, 2012	10,161,100	(3,236,305)	$1,016	$29,759	$122,901	$(2,214)	$(55,208)	$(10,946)	$85,308
Net Income			—	—	14,586	—	—	—	14,586
Other Comprehensive (Loss) Income			—	—	—	—	—	5,911	5,911
Dividends Declared			—	—	(4,712)	—	—	—	(4,712)
Purchases of Treasury Stock		(8,253)	—	—	—	—	(175)	—	(175)
Net Issuance of Stock Under Long-Term Incentive Plans	99,947	5,250	10	1,289	(25)	(474)	87	—	887
Share-based Compensation			—	269	—	—	—	—	269
Amortization of Restricted Stock			—	—	—	864	—	—	864
Balance, July 31, 2013	10,261,047	(3,239,308)	$1,026	$31,317	$132,750	$(1,824)	$(55,296)	$(5,035)	$102,938
Net Income			—	—	8,356	—	—	—	8,356
Other Comprehensive (Loss) Income			—	—	—	—	—	(3,228)	(3,228)
Dividends Declared			—	—	(5,040)	—	—	—	(5,040)
Purchases of Treasury Stock		(2,584)	—	—	—	—	(87)	—	(87)
Net Issuance of Stock Under Long-Term Incentive Plans	51,081	1,500	5	1,727	(27)	(1,590)	(21)	—	94
Share-based Compensation			—	86	—	—	—	—	86
Amortization of Restricted Stock			—	—	—	1,189	—	—	1,189
Balance, July 31, 2014	10,312,128	(3,240,392)	$1,031	$33,130	$136,039	$(2,225)	$(55,404)	$(8,263)	$104,308

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended July 31
	2014	2013	2012
	(in thousands)
Cash Flows from Operating Activities
Net Income	$8,356	$14,586	$6,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,396	8,946	9,272
Amortization of investment (discounts) premiums	(2)	(7)	15
Non-cash stock compensation expense	1,189	864	727
Excess tax benefits for share-based payments	(86)	(268)	(92)
Deferred income taxes	284	(398)	(2,568)
Provision for bad debts	69	64	32
Loss on the sale of property, plant and equipment	452	8	445
Capacity rationalization charges	—	70	1,623
(Increase) decrease in:
Accounts receivable	82	(984)	(1,026)
Inventories	(2,966)	(1,050)	(456)
Prepaid expenses	(1,988)	1,416	1,878
Other assets	(817)	(1,025)	(510)
Increase (decrease) in:
Accounts payable	187	135	456
Accrued expenses	(2,586)	2,159	1,622
Deferred compensation	698	452	921
Pension and postretirement benefits	2,887	(1,896)	4,730
Other liabilities	141	294	172
Total Adjustments	7,940	8,780	17,241
Net Cash Provided by Operating Activities	16,296	23,366	23,339
Cash Flows from Investing Activities
Capital expenditures	(18,566)	(9,795)	(6,960)
Proceeds from sale of property, plant and equipment	180	66	31
Acquisition of business	(12,876)	—	—
Restricted cash	(129)	—	—
Purchases of short-term investments	(10,391)	(34,439)	(17,601)
Dispositions of short-term investments	26,212	25,150	24,260
Net Cash Used in Investing Activities	(15,570)	(19,018)	(270)
Cash Flows from Financing Activities
Principal payments on notes payable	(3,500)	(3,800)	(3,600)
Dividends paid	(4,965)	(4,630)	(4,486)
Purchase of treasury stock	(87)	(175)	(6,247)
Proceeds from issuance of treasury stock	82	82	31
Proceeds from issuance of common stock	12	805	321
Excess tax benefits for share-based payments	86	268	92
Net Cash Used in Financing Activities	(8,372)	(7,450)	(13,889)
Effect of exchange rate changes on cash and cash equivalents	(159)	44	28
Net (Decrease) Increase in Cash and Cash Equivalents	(7,805)	(3,058)	9,208
Cash and Cash Equivalents, Beginning of Year	24,035	27,093	17,885
Cash and Cash Equivalents, End of Year	$16,230	$24,035	$27,093
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

We are a leader in developing, manufacturing and/or marketing sorbent products. Our sorbent products are principally produced from clay minerals. Our absorbent clay products include cat litter, industrial floor absorbents, agricultural chemical carriers and enterosorbents used in animal feed. Our adsorbent products include synthetic sorbents, which are used for industrial cleanup, and bleaching clay products, which are used for filtration of edible oils and for purification aid of petroleum-based oils.

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

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments with maturities of three months or less when purchased.

SHORT-TERM INVESTMENTS

The composition of short-term investments was as follows as of July 31 (in thousands):

	2014	2013
U.S. Treasury Securities	$—	$8,999
Certificates of Deposit	2,640	9,460
Short-Term Investments	$2,640	$18,459

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

INVENTORIES

We value inventories at the lower of cost (first-in, first-out) or market. We recorded inventory obsolescence reserves of approximately $390,000 and $364,000 as of July 31, 2014 and 2013, respectively. The composition of inventories was as follows as of July 31 (in thousands):

	2014	2013
Finished goods	$14,326	$12,112
Packaging	5,402	4,003
Other	4,755	4,608
Inventories	$24,483	$20,723

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

INTANGIBLE ASSETS AND GOODWILL

We amortize most of our intangible assets on a straight-line basis over periods ranging from seven to 17 years. Our customer list intangible asset, related to the acquisition of certain assets of MFM, is amortized at an accelerated amortization rate in the earlier years to reflect the expected pattern of decline in the related benefits over time. Intangible amortization was $1,107,000 in fiscal 2014 and $343,000 in fiscal 2013. We have some intangible assets that were determined to have indefinite lives and are not amortized, specifically one acquired trademark recorded at $376,000.

Our estimated intangible amortization expense for the next five fiscal years is as follows (in thousands):

2015	$1,581
2016	$1,443
2017	$1,188
2018	$979
2019	$792

The weighted average amortization period of our intangible assets subject to amortization is as follows (in years):

Weighted Average Amortization Period
Trademarks and patents	4.5
Debt issuance costs	5.0
Licensing agreements and noncompete agreements	0.8
Customer list	9.3
Total intangible assets subject to amortization	8.9

We periodically review indefinite-lived intangibles and goodwill to assess for impairment. Our review is based on cash flow considerations and other approaches that require significant judgment with respect to volume, revenue and expenses. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is generally performed in the first quarter of the fiscal year and when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired.

During fiscal 2014 a total of $3,872,000 was added to goodwill related to the MFM acquisition. See Note 3 of the Notes to the Consolidated Financial Statements for further information.

OVERBURDEN REMOVAL AND MINING COSTS

We mine sorbent materials on property that we either own or lease as part of our overall operations. A significant part of our overall mining cost is incurred during the process of removing the overburden from the mine site, thus exposing the sorbent material used in a majority of our production processes. These stripping costs are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred. Stripping costs included in cost of sales were approximately $4,179,000, $2,187,000, and $2,031,000 for the fiscal years ended July 31, 2014, 2013 and 2012, respectively. The increase in stripping costs in fiscal 2014 reflect increased tons mined and extraction of clay reserves that required more overburden removal. We defer and amortize the pre-production overburden removal costs associated with opening a new mine. No pre-production overburden removal costs were deferred in the last two fiscal years.

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral rights, including legal fees and drilling expenses, are also capitalized. The amount of land and mineral rights included in land on the Consolidated Balance Sheets were approximately $13,348,000 and $2,165,000, respectively, as of July 31, 2014 and $13,000,000 and $2,165,000, respectively, as of July 31, 2013. Pre-production development costs on new mines and any prepaid royalties that may be offset against future royalties due upon extraction of the mineral are also capitalized. Prepaid royalties included in prepaid expenses and other assets on the Consolidated Balance Sheets were approximately $1,052,000 and $1,059,000 as of July 31, 2014 and 2013, respectively. No capitalized pre-production development costs were recorded in the last two fiscal years. All exploration related costs are expensed as incurred.

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

	Years
Buildings and leasehold improvements	3	-	39
Machinery and equipment
Packaging	2	-	20
Processing	2	-	25
Mining and Other	3	-	15
Office furniture, computers and equipment	2	-	12
Vehicles	3	-	15

Depreciation expense was $9,289,000 and $8,603,000 for fiscal 2014 and 2013, respectively.

Property, plant and equipment are reviewed for possible impairment on an annual basis. We take into consideration idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value.

TRADE PROMOTIONS

We routinely commit to one-time or ongoing trade promotion programs, primarily in our Retail and Wholesale Products Group. All such costs are netted against sales. We have accrued liabilities at the end of each period for the estimated expenses incurred but not yet paid for these programs. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. We use judgment for estimates to determine our trade spending liabilities. We rely on our historical experience with trade spending patterns and that of the industry, current trends and forecast data.

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

Advertising expenses were approximately $8,886,000, $7,975,000, and $10,846,000 for the years ended July 31, 2014, 2013 and 2012, respectively. Advertising expenses were higher in fiscal 2012 for our Cat's Pride Fresh & Light products, which were introduced in the fourth quarter of fiscal 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents, short-term investments, cash surrender value of life insurance policies and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2014 and 2013. The short-term investments included certificates of deposits and, as of July 31, 2013, also included U.S. Treasury securities. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost, which was approximately equal to fair value. See Note 6 of the Notes to the Consolidated Financial Statements for additional information regarding the fair value of notes payable, as well as assets and liabilities recorded at fair value.

REVENUE RECOGNITION

We recognize revenue when risk of loss and title are transferred under the terms of our sales agreements with customers at a fixed and determinable price and collection of payment is probable. Taxes collected from customers and remitted to governmental authorities are excluded from net sales. Sales returns and allowances are not material.

COST OF SALES

Cost of sales consists of all manufacturing costs, including depreciation and amortization related to assets used in the manufacturing and distribution process, inbound and outbound freight, inspection costs, purchasing costs associated with materials and packaging used in the production process and warehouse and distribution costs.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of sales and were approximately $49,456,000, $45,002,000 and $42,095,000 for the fiscal years ended July 31, 2014, 2013 and 2012, respectively.

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

RESEARCH AND DEVELOPMENT

Research and development costs of approximately $2,587,000, $2,620,000 and $2,006,000 were charged to expense as incurred for the fiscal years ended July 31, 2014, 2013 and 2012, respectively.

PENSION AND POSTRETIREMENT BENEFIT COSTS

We provide a defined benefit pension plan for eligible salaried and hourly employees and we make contributions to fund the plan. We also provide a postretirement health benefit plan to domestic salaried employees who qualify under the plan’s provisions. The postretirement health benefit plan is unfunded. Our pension and postretirement health benefit plans are accounted for using actuarial valuations required by ASC 715, Compensation – Retirement Benefits. The funded status of our defined pension and postretirement health benefit plans are recognized on the Consolidated Balance Sheets. Changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost are recognized within other comprehensive income, net of income tax. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.

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

U.S. income tax expense and foreign withholding taxes are provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. Where unremitted foreign earnings are indefinitely reinvested, no provision for federal or state tax expense is recorded. When circumstances change and we determine that some or all of the undistributed earnings will be remitted in the foreseeable future, a corresponding expense is accrued in the current period. See Note 7 of the Notes to the Consolidated Financial Statements for additional information about income taxes.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In the first quarter of fiscal 2014 we adopted new guidance from the FASB issued under ASC 220, Comprehensive Income-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance required presentation by the respective net income line items, either on the face of the statement where net income is presented or in the notes, of information about significant amounts required to be reclassified out of AOCI. We elected to present the reclassifications in the notes to the financial statements. See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding amounts reclassified from AOCI.

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

Recently Issued Accounting Standards and Regulations

In September 2013, the IRS released final repair regulations under Sections 162(a) and 263(a) of the Internal Revenue Code, regarding the deduction and capitalization of amounts paid to acquire, produce, or improve tangible property. The repair regulations provide guidance on the timing of deduction for tangible property and repairs. The final regulations replace temporary regulations that were issued in March 2011 and are effective for our tax year beginning August 1, 2014, with early adoption permitted for tax years beginning January 1, 2012. We do not believe these regulations will have a material impact on our Consolidated Financial Statements.

In May 2014, the FASB issued guidance under ASC 250, Revenue from Contract with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. Transition options include either a full or modified retrospective approach and early adoption is not permitted. This guidance will be effective at the beginning of our first quarter of fiscal 2017. We are currently evaluating the impact of the adoption of these requirement on our Consolidated Financial Statements.

In August 2014, the FASB issued guidance under ASC 205, Presentation of Financial Statements - Going Concern, which defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance will be effective for our fiscal year ended July 31, 2017. We are currently evaluating the impact of the adoption of these requirement on our Consolidated Financial Statements.

NOTE 2 – SPECIAL CHARGES

Capacity Rationalization Charges

In fiscal 2012 we announced the planned relocation of production of our industrial floor absorbent and cat litter products from our facility located in Mounds, Illinois, to our plants located in Mississippi. This decision was made due to the continued decline in the coarse cat litter market and after a comprehensive evaluation of our manufacturing operations and cost structure, including state regulatory requirements. During fiscal 2012 we incurred a pre-tax asset write-off of $1,187,000 and severance and other employee-related costs of $436,000. During fiscal 2013 we recorded pre-tax employee-related costs of $70,000 (net of an adjustment to reduce the reserve estimate), which concluded our expenditures and eliminated our reserve related to this production relocation. These costs are shown as “Capacity Rationalization Charges” on the Consolidated Statements of Operations in fiscal years 2013 and 2012. Allocation of these expenses between operating segments is impracticable due to the shared nature of our production facilities.

The table below shows a rollforward of the reserve included in Other Accrued Expenses on the Consolidated Balance Sheets as of July 31, 2013.

Severance and other employee related costs
Reserve balance at July 31, 2012	$413
Charges against reserve	(403)
Reserve adjustment	(10)
Reserve balance at July 31, 2013	$—

NOTE 3 – ACQUISITION

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

This transaction qualifies as a business combination for accounting purposes, therefore the assets acquired were recorded at their respective estimated fair values at the date of acquisition. The excess of the purchase price over those fair values was recorded as goodwill. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the acquisition date.

Estimated Fair Value as of November 1, 2013
(in thousands)
Consideration transferred:
Cash	$12,505
Contingent Consideration - Escrow	500
Contingent Consideration - Proceeds on land sale	(255)
Fair value of total consideration transferred	12,750

Recognized amounts of identifiable assets acquired:
Inventories	664
Current assets	130
Equipment	300
Customer list	7,784
Total identifiable assets	8,878

Goodwill	$3,872

Contingent consideration we may owe represents our maximum obligation for expenses to be incurred to prepare and sell the real property retained by MFM. We deposited this amount in an escrow account and we expect the full escrow amount to be spent within a year. As of July 31, 2014, the remaining balance in escrow was $129,000. The cash held in escrow is shown as restricted cash and the corresponding liability is included in current liabilities on the Consolidated Balance Sheets.

We may receive monies back from MFM contingent on the sale of the real property retained by MFM. The MFM purchase agreement provides that we will receive half of the proceeds upon the sale. Although an independent appraisal was performed to determine the fair value of the real property as of the acquisition date, MFM subsequently entered into an agreement with a third party to sell the land at an amount substantially less than fair value in order to resolve its bankruptcy proceedings. Although that sale was not completed as of July 31 2014, we expect the ultimate selling price to be significantly less than fair value and we have estimated the contingent consideration we may receive based on MFM's agreed upon selling price to the third party. This contingent receivable is included in current assets on the Consolidated Balance Sheets.

Inventories acquired included finished goods, packaging supplies and raw materials. The inventory fair value was determined using the comparative sales method approach.

Current assets on the Consolidated Balance Sheets included a prepaid asset for MFM deposits held by packaging suppliers to which we are entitled as of November 1, 2013.

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
We incurred $355,000 of acquisition-related costs, which are included in selling, general and administrative expenses on the Consolidated Statements of Operations.
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

	For the Twelve Months Ended July 31,
	2014	2013
Proforma net sales	$271,279	$271,453
Proforma net income	$7,834	$13,387
Proforma net income per share - Basic Common	$1.19	$2.06
Proforma net income per share - Basic Class B	$0.90	$1.55
Proforma net income per share - Diluted	$1.11	$1.90

The net sales for MFM-related customers after the acquisition that are included in our Consolidated Financial Statements for fiscal 2014 were approximately $10,100,000. The amount of net income specifically attributed to these customers cannot be determined because MFM’s customers’ orders were fulfilled in our existing cat litter manufacturing plants and with our existing sales team and logistics processes.

NOTE 4 – OPERATING SEGMENTS

We have two reportable operating segments: (1) Retail and Wholesale Products Group and (2) Business to Business Products Group. These operating segments are managed separately and each segment's major customers have different characteristics. The Retail and Wholesale Products Group customers include mass merchandisers, wholesale clubs, drugstore chains, pet specialty retail outlets, dollar stores, retail grocery stores, distributors of industrial cleanup and automotive products, environmental service companies and sports field product users. The Business to Business Products Group customers include: processors and refiners of edible oils, petroleum-based oils and biodiesel fuel; manufacturers of animal feed and agricultural chemicals; distributors of animal health and nutrition products; and marketers of consumer products.

Sales to Wal-Mart Stores, Inc. (“Walmart”) and its affiliates accounted for approximately 19%, 20% and 22% of our total net sales for the fiscal years ended July 31, 2014, 2013 and 2012, respectively. Walmart is a customer in our Retail and Wholesale Products Group segment. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales; however, sales to Clorox (a customer in our Business to Business Products Group) and its affiliates accounted for approximately 6% of total net sales for the fiscal year ended July 31, 2014 and 7% of total net sales for each of the fiscal years ended July 31, 2013 and 2012.

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

				July 31,
				Assets
				2014	2013	2012
				(in thousands)
Business to Business Products				$53,823	$53,721	$44,250
Retail and Wholesale Products				95,712	76,376	79,658
Unallocated Assets				36,669	53,462	50,359
Total Assets				$186,204	$183,559	$174,267

	Year Ended July 31,
	Net Sales			Income
	2014	2013	2012	2014	2013	2012
	(in thousands)
Business to Business Products	$94,286	$92,969	$85,456	$26,654	$30,739	$28,643
Retail and Wholesale Products	172,027	157,614	155,225	3,568	10,561	2,098
Total Sales	$266,313	$250,583	$240,681
Corporate Expenses				(17,804)	(22,359)	(19,039)
Capacity Rationalization Charges				—	(70)	(1,623)
Income from Operations				12,418	18,871	10,079
Total Other Expense, Net				(1,081)	(1,372)	(1,718)
Income before Income Taxes				11,337	17,499	8,361
Income Taxes				(2,981)	(2,913)	(2,263)
Net Income				$8,356	$14,586	$6,098

The following is a summary of financial information by geographic region for the years ended July 31 (in thousands):

	2014	2013	2012
Sales to unaffiliated customers by:
Domestic operations	$255,067	$238,655	$229,382
Foreign subsidiaries	$11,246	$11,928	$11,299
Sales or transfers between geographic areas:
Domestic operations	$4,285	$4,624	$4,440
Income (Loss) before income taxes:
Domestic operations	$12,209	$17,744	$9,382
Foreign subsidiaries	$(872)	$(245)	$(1,021)
Net Income (Loss):
Domestic operations	$9,064	$14,762	$6,974
Foreign subsidiaries	$(708)	$(176)	$(876)
Identifiable assets:
Domestic operations	$178,061	$175,261	$165,565
Foreign subsidiaries	$8,143	$8,298	$8,702

Our largest customer accounted for the following percentage of consolidated net sales and net accounts receivable:

	2014	2013	2012
Net sales for the years ended July 31	19%	20%	22%
Net accounts receivable as of July 31	28%	30%	32%

NOTE 5 – NOTES PAYABLE

The composition of notes payable is as follows as of July 31 (in thousands):

	2014	2013
Prudential Insurance Company of America and other parties
Payable in annual principal installments on August 1: $3,083 in each fiscal year 2016 through 2021. Interest is payable semiannually at an annual rate of 3.96%	$18,500	$18,500

The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company
Payable in annual principal installments on October 15: $3,500 in fiscal 2015; and $400 in fiscal 2016. Interest is payable semiannually at an annual rate of 5.89%	3,900	7,400
Total notes payable	22,400	25,900
Less current maturities of notes payable	(3,500)	(3,500)
Noncurrent notes payable	$18,900	$22,400

We have $18,500,000 of senior promissory notes pursuant to an agreement with The Prudential Insurance Company of America and other parties. The notes bear interest at 3.96% per annum and mature on August 1, 2020. The proceeds of the sale may be used to fund future principal payments of our debt, acquisitions, stock repurchases, capital expenditures and for working capital purposes. The note agreement contains certain covenants that restrict our ability and the ability of certain of our subsidiaries to, among other things, (i) incur liens, (ii) incur indebtedness, (iii) merge or consolidate, (iv) sell assets, (v) sell stock of those certain subsidiaries, (vi) engage in business that would change the general nature of the business we are engaged in, and (vii) enter into transactions other than on “arm's length” terms with affiliates.

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

On December 21, 2011, we signed a second amendment to extend our $15,000,000 unsecured revolving credit agreement with BMO Harris. The second amendment extends the credit agreement until December 31, 2014. The credit agreement with BMO Harris provides that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At July 31, 2014, the variable rates would have been 3.25% for the BMO Harris’ prime-based rate or 1.56% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. On June 21, 2012, we signed a third amendment to the credit agreement which also allows us to obtain foreign letters of credit when necessary. As of July 31, 2014 and 2013, there were no outstanding borrowings under this credit agreement.

Our debt agreements also contain provisions such that if we default on one debt agreement, the others will automatically default. If we default on any guaranteed debt with a balance greater than $1,000,000, our unsecured revolving credit agreement with BMO Harris will be considered in default. If we default on any debt with a balance greater than $5,000,000 we will also be considered in default with the promissory notes to The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company. In addition, our credit agreement with BMO Harris indirectly limits dividends by requiring us to maintain consolidated net worth, as defined, of about $56,760,000 plus 25% of cumulative quarterly earnings from January 31, 2006.

We were in compliance with all restrictive covenants and limitations at July 31, 2014.

The following is a schedule by fiscal year of future maturities of notes payable as of July 31, 2014 (in thousands):

2015	$3,500
2016	3,483
2017	3,083
2018	3,083
2019	3,083
Later years	6,168
$22,400

NOTE 6 – FINANCIAL INSTRUMENTS

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

The following table summarizes our financial assets and liabilities that were reported at fair value by level within the fair value hierarchy (in thousands):

	Fair Value at July 31, 2014			Fair Value at July 31, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$16,230	$16,230	$—	$14,918	$14,918	$—
Marketable equity securities	$117	$117	$—	$88	$88	$—
Cash surrender value of life insurance	$4,625	$—	$4,625	$4,426	$—	$4,426

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

Cash surrender value of life insurance is classified as Level 2. The value was determined by the underwriting insurance company’s valuation models, which take into account the passage of time, mortality tables, interest rates, cash values for paid-up additions and dividend accumulations. The cash surrender value represents the guaranteed value we would receive upon surrender of these policies held on former key employees as of July 31, 2014 and 2013, as appropriate. The cash surrender value of life insurance is included in other assets on the Consolidated Balance Sheets.

Short-term investments on the Consolidated Balance Sheets included certificates of deposit at July 31, 2014 and, at July 31, 2013, also included U.S. Treasury securities. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost on the Consolidated Balance Sheets, which approximated fair value as of July 31, 2014 and 2013, and these balances are excluded from the above table.

Accounts receivable and accounts payable balances on the Consolidated Balance Sheets approximate their fair values at July 31, 2014 and 2013 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

Notes payable on the Consolidated Balance Sheets are carried at the face amount of future maturities and are excluded from the above table. The estimated fair value of notes payable was approximately $23,940,000 as of July 31, 2014 and $27,514,000 as of July 31, 2013. Our debt does not trade on a daily basis in an active market, therefore the fair value of notes payable was estimated based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, short-term investments and accounts receivable. Our cash is held in banks which are covered by the Federal Deposit Insurance Corporation; however, our cash balances are in excess of the maximum amount that is insured. Our short-term investments are placed in government-backed instruments and with other high quality institutions. Concentrations of credit risk with respect to accounts receivable are subject to the financial condition of certain major customers, principally the customer referred to in Note 4 of the Notes to the Consolidated Financial Statements. We generally do not require collateral to secure customer receivables; however, we require letters of credit for some foreign customers or we purchase insurance to reduce our risk.

NOTE 7 – INCOME TAXES

The provision for income tax expense (benefit) consists of the following at July 31 (in thousands):

	2014	2013	2012
Current
Federal	$1,267	$5,446	$(252)
Foreign	63	19	358
State	308	578	(165)
Current Income Tax Total	1,638	6,043	(59)
Deferred
Federal	1,381	(2,984)	2,038
Foreign	(215)	(88)	(171)
State	177	(58)	455
Deferred Income Tax Total	1,343	(3,130)	2,322
Total Income Tax Expense	$2,981	$2,913	$2,263

Principal reasons for variations between the statutory federal rate and the effective rates were as follows for the years ended July 31:

	2014	2013	2012
U.S. federal income tax rate	34.0%	34.0%	34.0%
Depletion deductions allowed for mining	(12.2)	(9.7)	(16.5)
State income tax expense, net of federal tax expense	2.8	2.9	2.3
Difference in effective tax rate of foreign subsidiaries	0.9	(0.8)	1.2
Empowerment zone credits	(0.5)	(0.5)	(1.7)
Valuation allowance increase (decrease)	3.2	(7.8)	11.4
Other	(1.9)	(1.5)	(3.6)
Effective income tax rate	26.3%	16.6%	27.1%

We added approximately $693,000 to our domestic AMT credit carryforwards in fiscal 2014 based on the amount and composition of our taxable earnings and various tax attributes. We correspondingly increased the related valuation allowance that had been established in prior years for the full amount of the deferred tax benefit related to the AMT credits. In the prior year, we utilized approximately $1,369,000 and correspondingly decreased the related valuation allowance, thereby significantly reducing our effective income tax rate for fiscal 2013.

The Consolidated Balance Sheets included the following tax effects of cumulative temporary differences as of July 31 (in thousands):

`

	2014		2013
	Assets	Liabilities	Assets [1]	Liabilities [1]
Depreciation	$—	$7,332	$—	$6,868
Deferred compensation	3,733	—	3,375	—
Postretirement benefits	7,651	—	5,741	—
Allowance for doubtful accounts	303	—	264	—
Deferred marketing expenses	—	10	—	9
Other assets	—	84	207	—
Accrued expenses	1,289	—	3,290	—
Tax credits	3,386	—	2,692	—
Amortization	—	229	—	356
Inventories	453	—	442	—
Depletion	—	488	—	503
Stock-based compensation	248	—	199	—
Reclamation	141	—	241	—
Other assets – foreign	930	—	640	—
Valuation allowance	(3,973)	—	(3,205)	—
Total deferred taxes	$14,161	$8,143	$13,886	$7,736
1 We identified an error in the amounts previously disclosed in this footnote in fiscal 2013 related to deferred taxes of our United Kingdom subsidiary. The fiscal 2013 amounts reported as Other assets - foreign and Valuation allowance were both overstated by $1,494,000 as previously reported and have been revised in the table above. The disclosure error is considered immaterial, individually and in the aggregate, to the previously reported consolidated financial statements as of and for the year ended July 31, 2013.

As of July 31, 2014, we had a total of approximately $3,973,000 for AMT credit and foreign net operating loss carryforwards, which can be carried forward indefinitely or until utilized. A number of factors determine whether or not we will be able to utilize these tax attributes. For example, certain factors, such as depletion and the cost of fuel used in our manufacturing process, have a significant impact on our ability to use the deferred tax benefit related to our AMT credit carryforwards. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings and other factors that could affect the realization of deferred tax assets. We believe it is more likely than not that we will not realize a benefit from the carryforwards; therefore, a valuation allowance has been established for the full amount of the deferred tax benefit related to the AMT credits and the foreign net operating loss.

Our foreign subsidiary in the United Kingdom has not generated any untaxed foreign income, therefore we have not provided for any related income taxes.

As of July 31, 2014, we had no liability for unrecognized tax benefits (“UTBs”) based on tax positions related to the current and prior fiscal years. Reconciliations of the beginning and ending amount of UTBs were as follows for the years ended July 31 (in thousands):

	2014	2013	2012
Gross balance – beginning of year	$273	$273	$273
Gross decreases - tax positions from prior years	(273)	—	—
Gross balance – end of year	$—	$273	$273

We classify interest and penalty accruals related to UTBs as income tax expense. During fiscal 2014, we recognized no interest and penalties and we had accrued no accrual for the payment of interest and penalties.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Our federal income tax returns for the fiscal years ended July 31, 2011, 2012 and 2013 remain open and are currently under examination. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are no material open or unsettled state, local or foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

Our authorized capital stock at July 31, 2014 and 2013 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share. There are no Class A Common Stock shares currently outstanding.

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

Common Stock is entitled to cash dividends, as and when declared or paid, equal to at least 133.33% on a per share basis of the cash dividend paid on Class B Stock. Class A Common Stock is entitled to cash dividends on a per share basis equal to the cash dividend on Common Stock. Additionally, while shares of Common Stock, Class A Common Stock and Class B Stock are outstanding, the sum of the per share cash dividend paid on shares of Common Stock and Class A Common Stock, must be equal to at least 133.33% of the sum of the per share cash dividend paid on Class B Stock and Class A Common Stock. See Note 5 of the Notes to the Consolidated Financial Statements regarding dividend restrictions provided in our debt agreements.

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

Our Board of Directors has authorized in the aggregate the repurchase of 3,666,771 shares of the Company stock since fiscal 1991. As of July 31, 2014, 3,014,917 shares of Common Stock and 342,241 shares of Class B Stock have been repurchased under the Board approved repurchase authorizations. Common Stock was repurchased by other transactions authorized by management prior to the adoption of the Board’s repurchase authorizations.

Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by component as of July 31, 2014 (in thousands):

	Unrealized Gain on Marketable Securities	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of July 31, 2013	$86	$(5,608)		$487	$(5,035)
Other comprehensive income (loss) before reclassifications, net of tax	28	(3,266)		(232)	(3,470)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	242	a)	—	242
Net current-period other comprehensive income (loss), net of tax	28	(3,024)		(232)	(3,228)
Balance as of July 31, 2014	$114	$(8,632)		$255	$(8,263)

a) Amount is net of tax expense of $148,000. Amounts are included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 10 of the Notes to the Consolidated Financial Statements for further information.

NOTE 9 – STOCK-BASED COMPENSATION

We determined the fair value of stock options and restricted stock issued under our long term incentive plans as of the grant date. The fair value of restricted stock was determined by the closing market price of our Common Stock on the date of grant multiplied by the number of shares granted. The fair value of the stock options was estimated on the date of the grant using a Black-Scholes option valuation model that used various assumptions. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. Expected life (estimated period of time outstanding) of a grant was determined by reference to the vesting schedule, past exercise behavior and comparison with other reporting companies. The dividend rate at the date of grant was used as the best estimate of future dividends. Expected volatility was determined by calculating the standard deviation of our stock price for the five years immediately prior to the grant date. This period of time closely resembles the expected term. All stock options issued under our plans have an exercise price equal to the closing market price of our Common Stock on the date of grant. All options currently outstanding have a term of ten years.

STOCK OPTIONS

Our 1995 Long Term Incentive Plan (“1995 Plan”) provided for grants of both incentive and non-qualified stock options and restricted stock. Stock options granted under the 1995 Plan generally vest 25% two years after the grant date and in each of the three following anniversaries of the grant date. All shares of stock issued upon option exercises under this plan were from authorized but unissued stock; all shares of restricted stock issued were from treasury stock. All remaining outstanding options were exercised during fiscal 2014 and there were no shares available for future grants under this plan as of July 31, 2014.

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500. Stock options have been granted to our outside directors with a vesting period of one year and stock options granted to employees generally vest 25% two years after the grant date and in each of the three following anniversaries of the grant date. In addition, shares of restricted stock have been issued under the 2006 Plan as described in the restricted stock section below. As of July 31, 2014, there were 552,304 shares available for future grants under this plan.

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provided for grants of stock options to directors. Stock options have been granted to our directors with a one year vesting period. All remaining outstanding options were exercised during fiscal 2014 and there were no shares available for future grants under this plan as of July 31, 2014. All shares of stock issued under the Directors’ Plan were from treasury stock.

A summary of stock option transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options exercisable at July 31, 2011	184	$10.94	2.8	$1,793
Options non-vested at July 31, 2011	5	$17.00
Options outstanding at July 31, 2011	189	$11.10	2.8	$1,882
Exercised	(42)	$8.34		$515
Options outstanding and exercisable at July 31, 2012	147	$11.89	2.2	$1,473
Exercised	(87)	$10.25		$1,385
Options outstanding and exercisable at July 31, 2013	60	$14.25	2.3	$1,059
Exercised	(8)	$12.47		$151
Forfeited	(8)	$9.43
Options outstanding and exercisable at July 31, 2014	44	$15.43	1.9	$611

The amount of cash received from the exercise of options during the fiscal year ended July 31, 2014 was approximately $93,000 and the related tax benefit was approximately $39,000. The amount of cash received from the exercise of options during the fiscal year ended July 31, 2013 was approximately $2,271,000 and the related tax benefit was approximately $613,000. The amount of cash received from the exercise of options during the fiscal year ended July 31, 2012 was approximately $866,000 and the related tax benefit was approximately $234,000.

The following table summarizes information related to stock options outstanding and exercisable at July 31, 2014. All outstanding stock options were exercisable as of July 31, 2014.

Options Outstanding and Exercisable by Price Range as of July 31, 2014
Range of Exercise Prices			Outstanding and Exercisable (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$13.51	-	$15.00	25	1.9	$14.82
$15.01	-	$16.50	9	1.6	$15.37
$16.51	-	$17.00	10	2.3	$17.00
$13.51	-	$17.00	44	1.9	$15.43

We recognized the related compensation expense over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service to us. We recognized no stock-based compensation expense related to stock options during fiscal years 2014 and 2013 and recognized $4,000 expense during fiscal 2012, net of related tax effect.

As of July 31, 2014, 2013 and 2012 we had no unamortized expense associated with outstanding stock options.

RESTRICTED STOCK

All of our non-vested restricted stock as of July 31, 2014 was issued under the 2006 Plan with vesting periods from two to five years.

A summary of restricted stock transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Unamortized Expense (in thousands)
Non-vested restricted stock outstanding at July 31, 2011	139	$21.54	4.0	$2,446
Granted	28	$20.95
Vested	(30)	$20.67
Forfeited	(5)	$19.61
Non-vested restricted stock outstanding at July 31, 2012	132	$21.68	3.1	$2,214
Granted	20	$25.03
Vested	(34)	$21.75
Forfeited	(1)	$20.60
Non-vested restricted stock outstanding at July 31, 2013	117	$22.24	2.1	$1,824
Granted	51	$34.18
Vested	(40)	$21.50
Forfeited	(6)	$25.41
Non-vested restricted stock outstanding at July 31, 2014	122	$27.31	2.4	$2,226

We recognized stock-based compensation related to restricted stock of $880,000, $631,000 and $519,000, net of related tax effect, in fiscal 2014, 2013 and 2012, respectively. The total restricted stock compensation related tax benefit was $309,000, $233,000 and $201,000 in fiscal 2014, 2013 and 2012, respectively.

NOTE 10 – PENSION AND OTHER POSTRETIREMENT BENEFITS

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

We also maintain a 401(k) savings plan under which we match a portion of employee contributions. This plan is available to essentially all domestic employees following a specific number of days of employment. Our contributions to this plan, and to similar plans maintained by our foreign subsidiaries, were $814,000, $708,000 and $673,000 for the fiscal years ended July 31, 2014, 2013 and 2012, respectively.

Obligations and Funded Status

The following tables provide a reconciliation of changes in the plans’ benefit obligations, assets’ fair values and funded status for the fiscal years ended July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation, beginning of year	$36,866	$41,839	$2,441	$2,585
Service cost	1,425	1,751	111	136
Interest cost	1,761	1,544	110	96
Actuarial loss (gain)	5,379	(7,324)	114	(285)
Plan amendments	—	—	—	(70)
Benefits paid	(1,064)	(944)	(6)	(21)
Benefit obligation, end of year	44,367	36,866	2,770	2,441

Change in plan assets:
Fair value of plan assets, beginning of year	22,887	20,108	—	—
Actual return on plan assets	1,938	2,514	—	—
Employer contribution	1,043	1,209	6	21
Benefits paid	(1,064)	(944)	(6)	(21)
Fair value of plan assets, end of year	24,804	22,887	—	—
Funded status, recorded in Consolidated Balance Sheets	$(19,563)	$(13,979)	$(2,770)	$(2,441)

The accumulated benefit obligation for the Pension Plan was $37,813,000 as of July 31, 2014 and $31,841,000 as of July 31, 2013.

The following table shows amounts recognized in the Consolidated Balance Sheets as of July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2014	2013	2014	2013
Deferred income taxes	$6,634	$4,843	$1,017	$898
Other current liabilities	$—	$—	$(60)	$(58)
Other noncurrent liabilities	$(19,563)	$(13,979)	$(2,710)	$(2,383)
Accumulated other comprehensive income –net of tax:
Net actuarial loss	$8,156	$5,172	$500	$445
Prior service cost (income)	$15	$24	$(39)	$(43)
Net obligation at transition	$—	$—	$—	$10

Benefit Costs and Amortizations

The following table shows the components of the net periodic pension and postretirement health benefit costs for the fiscal years ended July 31 (in thousands):

	Pension Cost			Postretirement Health Benefit Cost
	2014	2013	2012	2014	2013	2012
Service cost	$1,425	$1,751	$1,324	$111	$136	$104
Interest cost	1,761	1,544	1,617	110	96	105
Expected return on plan assets	(1,715)	(1,510)	(1,480)	—	—	—
Amortization of:
Net transition obligation	—	—	—	16	15	15
Prior service costs (income)	13	15	15	(6)	—	—
Other actuarial loss	343	884	317	24	53	30
Net periodic benefit cost	$1,827	$2,684	$1,793	$255	$300	$254

The following table shows amounts, net of tax, that are recognized in other comprehensive income for the fiscal years ended July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2014	2013	2014	2013
Net actuarial loss (gain)	$3,196	$(5,164)	$70	$(177)
Prior service cost establishment due to plan amendments	—	—	—	(43)
Amortization of:
Prior service (cost) income	(8)	(9)	4	—
Net transition obligation	—	—	(10)	(9)
Amortization of actuarial loss	(213)	(548)	(15)	(33)
Total recognized in other comprehensive loss (income)	$2,975	$(5,721)	$49	$(262)

The following table shows amortization amounts, net of tax, expected to be recognized in fiscal 2015 in accumulated other comprehensive income (in thousands):

Amortization of:	Pension Benefits	Postretirement Health Benefits
Net actuarial loss	$372	$23
Prior service cost (income)	6	(4)
Total to be recognized as other comprehensive loss	$378	$19

Cash Flows

We have funded the Pension Plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We expect to contribute approximately $1,856,000 in fiscal 2015.

The postretirement health plan is an unfunded plan. Our policy is to pay insurance premiums and claims from our assets.

The following table shows the estimated future benefit payments (in thousands):

	Pension Benefits	Postretirement Health Benefits
2015	$1,208	$60
2016	$1,240	$87
2017	$1,327	$106
2018	$1,460	$116
2019	$1,543	$139
2020-24	$9,319	$1,007

Assumptions

Our pension benefit and postretirement health benefit obligations and the related effects on operations are calculated using actuarial models. Critical assumptions that are important elements of plan expenses and asset/liability measurements include discount rate and expected return on assets for the Pension Plan and health care cost trend for the postretirement health plan. We evaluate these critical assumptions at least annually. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience and to meet regulatory requirements. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	2014	2013	2014	2013
Discount rate for net periodic benefit costs	4.80%	3.75%	4.80%	3.75%
Discount rate for year-end obligations	4.28%	4.80%	3.87%	4.80%
Rate of increase in compensation levels for net periodic benefit costs	3.50%	3.50%	—	—
Rate of increase in compensation levels for year-end obligations	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—

The discount rate for the fiscal 2014 obligation was based on the Citigroup Pension Discount Curve (“CPDC”) to determine separately for the Pension Plan and the postretirement health plan, the single equivalent rate that would yield the same present value as the specific plan’s expected cash flows. In fiscal 2013, the discount rate for both plans was based on the Citigroup Pension Liability Index (“CPLI”), which also provided a single equivalent rate but did not consider each plan's unique expected cash flow stream. While the CPLI is considered an acceptable basis to determine discount rates, we believe the more plan-specific rates identified using the CPDC provides a better representation of each plan's obligations and costs.

Our expected rate of return on Pension Plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment managers and investment advisors), and long-term inflation assumptions.

For fiscal 2014, the medical cost trend assumption was 8.0% . The graded trend rate is expected to decrease to an ultimate rate of 5.0% in fiscal 2024.

The following table reflects the effect on postretirement health costs and accruals of a one-percentage point change in the assumed health care cost trend in the fiscal year ended July 31, 2014 (in thousands):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost	$33	$(28)
Effect on accumulated postretirement benefit obligation	$337	$(293)

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

We measure and monitor the plan’s asset investment performance and the allocation of assets through quarterly investment portfolio reviews. Investment performance is measured by absolute returns, returns relative to benchmark indices and any other appropriate basis of comparison. The targeted allocation percentages of plan assets is shown below for fiscal 2015 and the actual allocation as of July 31:

Asset Allocation	Target fiscal 2015	2014	2013
Cash and accrued income	2%	5%	13%
Fixed income	38%	27%	25%
Equity	60%	67%	62%

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets carried at fair value as of July 31 (in thousands):

	Fair Value At July 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Cash and Cash Equivalents(a)	$1,123	$1,123	$—	$—
Equity securities(b):
U.S. companies	10,168	10,168	—	—
International companies	2,698	2,698	—	—
Equity securities - international mutual funds:
Developed market(c)	2,005	—	2,005	—
Emerging markets(d)	351	—	351	—
Commodities(e)	383	—	383	—
Fixed Income:
U.S. Treasuries	3,020	—	3,020	—
Corporate bonds(f)	1,911	—	1,911	—
Floating rate debt(k)	838	—	838	—
Government sponsored entities(h)	376	—	376	—
Multi-strategy bond fund(i)	856	—	856	—
Other(j)	1,075	—	1,075	—
Total	$24,804	$13,989	$10,815	$—

	Fair Value At July 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Cash and Cash Equivalents(a)	$2,469	$2,469	$—	$—
Equity securities(b):
U.S. companies	8,962	8,933	29	—
International companies	1,901	1,901	—	—
Equity securities - international mutual funds:
Developed market(c)	1,741	—	1,741	—
Emerging markets(d)	567	—	567	—
Commodities(e)	379	7	372	—
Fixed Income:
U.S. Treasuries	2,694	—	2,694	—
Corporate bonds(f)	1,998	—	1,998	—
Emerging markets(g)	666	—	666	—
Government sponsored entities(h)	320	—	320	—
Multi-strategy bond fund(i)	624	—	624	—
Other(j)	566	—	566	—
Total	$22,887	$13,310	$9,577	$—

(a)	Cash and cash equivalents consists of highly liquid investments which are traded in active markets.

(b)	This class represents equities traded on regulated exchanges, as well as funds that invest in a portfolio of such stocks.

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

(k)
This fund invests at least 80% of its net assets in first- and second-lien senior floating rate debt securities that are generally rated below investment grade. The fund may invest up to 20% of its net assets in debt securities that are lower than a senior claim on collateral and up to 20% of its net assets in senior loans made to non-U.S. borrowers. The fund may also include derivative instruments.

NOTE 11 – DEFERRED COMPENSATION

Oil-Dri's deferred compensation plans permit directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. Participants have deferred $542,000 into these plans in each of fiscal years 2014 and 2013. We recorded $431,000 and $412,000 of interest expense associated with these plans in fiscal years 2014 and 2013, respectively. Payments to participants were $418,000 and $465,000 in fiscal 2014 and 2013, respectively, and the total liability recorded for deferred compensation was $8,161,000 and $7,813,000 at July 31, 2014 and 2013, respectively.

The Oil-Dri Corporation of America Annual Incentive Plan provides certain executives with the opportunity to receive a deferred executive bonus award if certain financial goals are met. Financial targets under the provisions of the plan were not achieved to merit an award for the fiscal year ended July 31, 2014. A total of $877,000 was awarded to certain executives for the fiscal year ended July 31, 2013, which will vest and accrue interest over a three-year period.

Both of the above deferred compensation plans are unfunded. We fund these benefits when payments are made, and the timing and amount of the payments are determined according to the plans' provisions and, for certain plans, according to individual employee agreements.

The Oil-Dri Corporation of America Supplemental Executive Retirement Plan provides certain retired participants in the Pension Plan with the amount of benefits that would have been provided under the Pension Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”), and/or (2) the limitation on compensation for purposes of calculating benefits under the Pension Plan imposed by Section 401(a)(17) of the Code. The SERP liability is actuarially determined at the end of each fiscal year using assumptions similar to those used for the Pension Plan, see Note 10 of the Notes to the Consolidated Financial Statements. The SERP liability recorded at July 31, 2014 was $1,255,000, which was higher than the $1,039,000 liability recorded at July 31, 2013 due primarily to a decrease in the discount rate used to actuarially value the obligation at July 31, 2014. As a result of the higher SERP liability, we recorded approximately $215,000 of expense for the fiscal year ended July 31, 2014, compared to $202,000 of income for the fiscal year ended July 31, 2013. The SERP is unfunded and we will fund benefits when payments are made.

NOTE 12 – OTHER CONTINGENCIES

We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business or financial condition.

NOTE 13 – LEASES

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

The following is a schedule by year of future minimum rental requirements under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 31, 2014 (in thousands):

2015	$1,527
2016	$1,263
2017	$1,200
2018	$1,046
2019	$323
Later years	$535

The following schedule shows the composition of total rental expense for all operating leases, including those with terms of one month or less which were not renewed, for the fiscal years ended July 31 (in thousands):

	2014	2013	2012
Vehicles and Railcars	$1,818	$1,885	$2,029
Office facilities	890	844	848
Warehouse facilities	235	229	252
Mining properties:
Minimum	292	320	123
Contingent	162	120	302
Other	108	133	141
	$3,505	$3,531	$3,695
Contingent mining royalty payments are determined based on the tons of raw clay mined.

We have one capital lease for three pieces of equipment used at our manufacturing facilities. All scheduled lease payments have been made as of July 31, 2014. The remaining obligation of $1,330,000, which is included in Other Accrued Expenses on the Consolidated Balance Sheets, represents the purchase option price we intend to pay to obtain title to the equipment in fiscal 2015. These assets under capital lease are included on the Consolidated Balance Sheets in Machinery and Equipment for $1,523,000, and in Accumulated Depreciation and Amortization for $32,000. Depreciation expense related to these assets is included in Cost of Sales on the Consolidated Statements of Operations.

NOTE 14 – OTHER CASH FLOW INFORMATION

Cash payments for interest and income taxes were as follows for the fiscal years ended July 31 (in thousands):

	2014	2013	2012
Interest	$1,078	$1,351	$1,607
Income taxes	$3,022	$5,064	$993

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected information for fiscal years 2014 and 2013 is as follows (in thousands, except for per share amounts):

	Fiscal 2014 Quarter Ended
	October 31	January 31	April 30	July 31	Fiscal 2014
Net Sales	$63,546	$69,305	$67,417	$66,045	$266,313
Gross Profit	$16,500	$16,893	$13,884	$12,373	$59,650
Net Income	$2,887	$4,281	$722	$466	$8,356
Net Income Per Share
Basic Common	$0.44	$0.65	$0.11	$0.07	$1.27
Basic Class B Common	$0.33	$0.49	$0.08	$0.05	$0.96
Diluted	$0.41	$0.60	$0.10	$0.07	$1.17
Dividends Per Share
Common	$0.1900	$0.1900	$0.1900	$0.2000	$0.7700
Class B	$0.1425	$0.1425	$0.1425	$0.1500	$0.5775
Common Stock Price Range
High	$36.80	$41.74	$36.27	$34.90
Low	$30.35	$32.90	$31.24	$28.71

	Fiscal 2013 Quarter Ended
	October 31	January 31	April 30	July 31	Fiscal 2013
Net Sales	$61,417	$61,122	$64,152	$63,892	$250,583
Gross Profit	$17,231	$16,269	$16,891	$16,108	$66,499
Net Income	$4,452	$2,146	$3,251	$4,737	$14,586
Net Income Per Share
Basic Common	$0.69	$0.33	$0.50	$0.73	$2.25
Basic Class B Common	$0.52	$0.25	$0.37	$0.55	$1.69
Diluted	$0.64	$0.31	$0.46	$0.67	$2.07
Dividends Per Share
Common	$0.1800	$0.3600	$—	$0.1900	$0.7300
Class B	$0.1350	$0.2700	$—	$0.1425	$0.5475
Common Stock Price Range
High	$23.77	$30.34	$28.52	$32.40
Low	$21.26	$20.82	$23.92	$25.30

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO) published in 1992. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal controls over financial reporting as of July 31, 2014 have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Oil-Dri Corporation of America
We have audited the accompanying consolidated balance sheet of Oil-Dri Corporation of America and Subsidiaries (collectively the Company) as of July 31, 2014, and the related consolidated statement of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended. We also have audited the Company’s internal control over financial reporting as of July 31, 2014, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oil-Dri Corporation of America and Subsidiaries as of July 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
/s/ GRANT THORNTON LLP
Chicago, Illinois
October 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oil-Dri Corporation of America:

In our opinion, the consolidated balance sheet as of July 31, 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2013 present fairly, in all material respects, the financial position of Oil-Dri Corporation of America and its subsidiaries at July 31, 2013 and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended July 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except as set forth below) is contained in Oil-Dri’s Proxy Statement for its 2014 annual meeting of stockholders under the captions “1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Audit Committee” and “Corporate Governance Matters” and is incorporated herein by this reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2014 annual meeting of stockholders under the captions “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors,” “Director Compensation,” “Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2014 annual meeting of stockholders under the captions “Principal Stockholders,” “Security Ownership of Management” and “Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2014 annual meeting of stockholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2014 annual meeting of stockholders under the caption “Auditor Fees” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements are contained herein.

Consolidated Balance Sheets as of July 31, 2014 and July 31, 2013.

Consolidated Statements of Operations for the fiscal years ended July 31, 2014, July 31, 2013 and July 31, 2012.

Consolidated Statements of Comprehensive Income for the fiscal years ended July 31, 2014, July 31, 2013 and July 31, 2012.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended July 31, 2014, July 31, 2013 and July 31, 2012.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2014, July 31, 2013 and July 31, 2012.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2014, July 31, 2013 and July 31, 2012.

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
Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2010.

10.12	Description of 1987 Executive Deferred Compensation Program.*	Incorporated by reference to Exhibit (10)(f) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

10.13	Salary Continuation Agreement dated August 1, l989 between Richard M. Jaffee and Oil-Dri (“1989 Agreement”).*	Incorporated by reference to Exhibit (10)(g) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

10.14	Extension and Amendment, dated October 9, 1998, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

Exhibit
No.	Description	SEC Document Reference
10.15	Second Amendment, effective October 31, 2000, to the 1989 Agreement.*	Incorporated by reference to Exhibit 99.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 13, 2000.

10.16	Third Amendment, dated as of January 31, 2006, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 13, 2006.

10.17	Fourth Amendment, dated as of October 14, 2010, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on October 14, 2010.

10.18	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.19	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.20	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.21	Oil-Dri Corporation of America 1995 Long-Term Incentive Plan as amended and restated effective June 9, 2000.*	Incorporated by reference to Exhibit (10)(k) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.22	Supplemental Executive Retirement Plan dated April 1, 2003.*	Incorporated by reference to Exhibit (10)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.23	Oil-Dri Corporation of America Outside Director Stock Plan as amended and restated effective October 16, 1999.*	Incorporated by reference to Exhibit (10)(n) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.24	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.25	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.26	Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

Exhibit
No.	Description	SEC Document Reference
10.27	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.28	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.29	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.30	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.31	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.32	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.33	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.34	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.35	Letter Agreement, dated as of October 10, 2011, between Oil-Dri Corporation of America and Steven Jay Adolph.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2011.

11.1	Statement re: Computation of Net Income Per Share.	Filed herewith.

14.1	Code of Ethics
Available at Oil-Dri’s website at www.oildri.com or in print upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, IL 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.

21.1	Subsidiaries of Oil-Dri.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

Exhibit
No.	Description	SEC Document Reference
32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosure	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oil-Dri has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

By	/s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer, Director

Dated: October 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Richard M. Jaffee	October 10, 2014
Richard M. Jaffee
Chairman of the Board of Directors

/s/ Daniel S. Jaffee	October 10, 2014
Daniel S. Jaffee
President and Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Daniel T. Smith	October 10, 2014
Daniel T. Smith
Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Paula J. Krystopolski	October 10, 2014
Paula J. Krystopolski
Corporate Controller
(Controller)

/s/ J. Steven Cole	October 10, 2014
J. Steven Cole
Director

/s/ Joseph C. Miller	October 10, 2014
Joseph C. Miller
Vice Chairman of the Board of Directors

/s/ Michael A. Nemeroff	October 10, 2014
Michael A. Nemeroff
Director

/s/ Allan H. Selig	October 10, 2014
Allan H. Selig
Director

/s/ Paul E. Suckow	October 10, 2014
Paul E. Suckow
Director

/s/ Lawrence E. Washow	October 10, 2014
Lawrence E. Washow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31
	2014	2013	2012
	(in thousands)
Allowance for doubtful accounts:
Balance, beginning of year	$641	$626	$607
Additions	69	62	32
Deductions*	(3)	(47)	(13)
Balance, end of year	$707	$641	$626

* Net of recoveries.

Valuation reserve for income taxes [1]:
Balance, beginning of year	$3,205	$4,061	$3,106
Additions charged to expense	768	(856)	955
Balance, end of year	$3,973	$3,205	$4,061

1 See Note 7 of the Notes to the Consolidated Financial Statements for further discussion of the valuation reserve for income taxes and the reclassification of fiscal 2013 amounts to properly reflect our foreign deferred tax components.

EXHIBITS

Exhibit No.	Description
11.1	Statement Re: Computation of Net Income Per Share

21.1	Subsidiaries of Oil-Dri

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications by Daniel S. Jaffee, President and Chief Executive Officer and Daniel T. Smith, Vice President and Chief Financial Officer, required by Rule 13a-14(a)

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101.INS	XBRL Taxonomy Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Note:
Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.