Form 10-Q
period 2014-10-31
OIL DRI CORP OF AMERICA
filed 2014-12-05
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended October 31, 2014
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2014.

Common Stock – 5,014,942 Shares and Class B Stock – 2,064,994 Shares

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

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including those described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

Cat’s Pride, Fresh & Light and Oil-Dri are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	October 31, 2014	July 31, 2014
Current Assets
Cash and cash equivalents	$8,406	$16,230
Restricted cash	100	129
Short-term investments	1,901	2,640
Accounts receivable, less allowance of $722 and $707 at October 31, 2014 and July 31, 2014, respectively	31,893	30,997
Inventories	24,332	24,483
Deferred income taxes	1,570	1,570
Prepaid repairs expense	3,585	3,722
Prepaid expenses and other assets	2,574	3,745
Total Current Assets	74,361	83,516

Property, Plant and Equipment
Cost	203,820	199,095
Less accumulated depreciation and amortization	(125,608)	(124,199)
Total Property, Plant and Equipment, Net	78,212	74,896

Other Assets
Goodwill	9,034	9,034
Trademarks and patents, net of accumulated amortization of $303 and $420 at October 31, 2014 and July 31, 2014, respectively	694	660
Debt issuance costs, net of accumulated amortization of $383 and $522 at October 31, 2014 and July 31 2014, respectively	219	243
Licensing agreements and non-compete agreements, net of accumulated amortization of $1,192 and $1,145 at October 31, 2014 and July 31, 2014, respectively	108	155
Customer list, net of accumulated amortization of $1,097 at October 31, 2014 and $764 at July 31, 2014, respectively	6,688	7,020
Deferred income taxes	4,285	4,448
Other	7,126	6,232
Total Other Assets	28,154	27,792

Total Assets	$180,727	$186,204

The accompanying notes are an integral part of the condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	October 31, 2014	July 31, 2014
Current Liabilities
Current maturities of notes payable	$3,483	$3,500
Accounts payable	5,599	7,352
Dividends payable	1,313	1,311
Accrued expenses:
Salaries, wages and commissions	3,527	4,448
Trade promotions and advertising	2,842	2,182
Freight	2,446	2,504
Other	6,733	8,203
Total Current Liabilities	25,943	29,500

Noncurrent Liabilities
Notes payable	15,417	18,900
Deferred compensation	9,528	9,267
Pension and postretirement benefits	22,531	22,273
Other	1,961	1,956
Total Noncurrent Liabilities	49,437	52,396

Total Liabilities	75,380	81,896

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,932,093 shares at October 31, 2014 and 7,917,393 shares at July 31, 2014	793	792
Class B Stock, par value $.10 per share, issued 2,389,735 shares at October 31, 2014 and 2,394,735 shares at July 31, 2014	239	239
Additional paid-in capital	33,403	33,130
Restricted unearned stock compensation	(2,120)	(2,225)
Retained earnings	136,846	136,039
Accumulated other comprehensive income:
Unrealized gain on marketable securities	—	114
Pension and postretirement benefits	(8,533)	(8,632)
Cumulative translation adjustment	170	255
Total accumulated other comprehensive loss	(8,363)	(8,263)
Less Treasury Stock, at cost (2,917,151 Common and 324,741 Class B shares at October 31, 2014 and 2,915,651 Common and 324,741 Class B shares at July 31, 2014)	(55,451)	(55,404)
Total Stockholders’ Equity	105,347	104,308

Total Liabilities & Stockholders’ Equity	$180,727	$186,204

The accompanying notes are an integral part of the condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended October 31,
	2014	2013

Net Sales	$66,044	$63,546
Cost of Sales	(52,275)	(47,046)
Gross Profit	13,769	16,500
Selling, General and Administrative Expenses	(10,609)	(12,158)
Income from Operations	3,160	4,342

Other Income (Expense)
Interest expense	(382)	(424)
Interest income	3	10
Other, net	84	(35)
Total Other Income (Expense), Net	(295)	(449)

Income Before Income Taxes	2,865	3,893
Income taxes	(745)	(1,006)
Net Income	2,120	2,887

Retained Earnings:
Balance at beginning of period	136,039	132,750
Cash dividends declared and treasury stock issuances	(1,313)	(1,255)
Balance at end of period	$136,846	$134,382

Net Income Per Share
Basic Common	$0.32	$0.44
Basic Class B	$0.24	$0.33
Diluted	$0.30	$0.41
Average Shares Outstanding
Basic Common	4,948	4,955
Basic Class B	2,009	1,992
Diluted	7,016	6,973

The accompanying notes are an integral part of the condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended October 31,
	2014	2013

Net Income	$2,120	$2,887

Other Comprehensive Income (Loss):
Unrealized loss on marketable securities	(114)	(8)
Pension and postretirement benefits (net of tax)	99	57
Cumulative translation adjustment	(85)	(67)
Other Comprehensive (Loss)	(100)	(18)
Total Comprehensive Income	$2,020	$2,869

The accompanying notes are an integral part of the condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Three Months Ended October 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2014	2013
Net Income	$2,120	$2,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,920	2,231
Amortization of investment net discount	(1)	(1)
Non-cash stock compensation expense	308	241
Excess tax benefits for share-based payments	(10)	(13)
Deferred income taxes	72	37
Provision for bad debts and cash discounts	44	20
Loss (Gain) on the sale of fixed assets	33	(13)
Gain on sale of marketable securities	(105)	—
(Increase) Decrease in assets:
Accounts receivable	(940)	(604)
Inventories	151	(1,621)
Prepaid expenses	1,308	(496)
Other assets	(1,173)	(4)
Increase (Decrease) in liabilities:
Accounts payable	(1,632)	367
Accrued expenses	(2,000)	(4,313)
Deferred compensation	261	251
Pension and postretirement benefits	357	277
Other liabilities	35	102
Total Adjustments	(372)	(3,539)
Net Cash Provided by (Used in) Operating Activities	1,748	(652)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,717)	(3,382)
Proceeds from sale of property, plant and equipment	15	14
Advance payment for acquisition	—	(800)
Restricted cash	29	—
Purchases of short-term investments	(700)	(5,272)
Dispositions of short-term investments	1,440	8,545
Proceeds from sale of marketable securities	108	—
Net Cash Used in Investing Activities	(4,825)	(895)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,500)	(3,500)
Dividends paid	(1,311)	(1,236)
Proceeds from issuance of treasury stock	—	39
Proceeds from issuance of common stock	15	12
Excess tax benefits for share-based payments	10	13
Net Cash Used in Financing Activities	(4,786)	(4,672)
Effect of exchange rate changes on cash and cash equivalents	39	(40)
Net Decrease in Cash and Cash Equivalents	(7,824)	(6,259)
Cash and Cash Equivalents, Beginning of Period	16,230	24,035
Cash and Cash Equivalents, End of Period	$8,406	$17,776

The accompanying notes are an integral part of the condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF STATEMENT PRESENTATION

The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements and the related notes are condensed and should be read in conjunction with the Consolidated Financial Statements and related notes for the year ended July 31, 2014 included in our Annual Report on Form 10-K filed with the SEC.

The unaudited condensed Consolidated Financial Statements include the accounts of Oil-Dri Corporation of America and its subsidiaries. All significant intercompany transactions are eliminated. Except as otherwise indicated herein or as the context otherwise requires, references to “Oil-Dri,” the “Company,” “we,” “us” or “our” refer to Oil-Dri Corporation of America and its subsidiaries.

The unaudited condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three months ended October 31, 2014 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2015.

The preparation of the unaudited condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Estimates and assumptions are revised periodically. Actual results could differ from these estimates.

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

We record an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts and analysis of specific customer accounts. A customer account is determined to be uncollectible when we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

The tangible property regulations ("repair regulations") released by the Internal Revenue Service in September 2013 under Sections 162(a) and 263(a) of the Internal Revenue Code were effective for our tax year beginning August 1, 2014. The repair regulations provide guidance regarding the timing of deductions and the capitalization of amounts paid to acquire, produce or improve tangible property. We are currently evaluating our accounting policies to ensure compliance with the requirements of the repair regulations.

Recently Issued Regulations

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

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	October 31, 2014	July 31, 2014
Finished goods	$13,659	$14,326
Packaging	5,443	5,402
Other	5,230	4,755
Total Inventories	$24,332	$24,483

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The obsolescence reserve not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at October 31, 2014 and July 31, 2014 were $484,000 and $390,000, respectively.

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

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at October 31, 2014		Fair Value at July 31, 2014
	(in thousands)		(in thousands)
	Total	Level 1	Total	Level 1
Assets
Cash equivalents	$336	$336	$5,728	$5,728
Marketable equity securities	—	—	117	117

Cash equivalents were classified as Level 1 of the fair value hierarchy because they were valued using quoted market prices in active markets. These cash instruments are primarily money market mutual funds and are included in cash and cash equivalents on the condensed Consolidated Balance Sheets.

Marketable equity securities were valued using quoted market prices in active markets and as such are classified as Level 1 in the fair value hierarchy. We owned stock in one publicly traded company at July 31, 2014, which was included in other assets on the condensed Consolidated Balance Sheets. We decided to sell this stock in the first quarter of fiscal 2015 after the company whose stock we owned was acquired by another company.

Short-term investments on the condensed Consolidated Balance Sheets included U.S. Treasury securities and certificates of deposit. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost on the condensed Consolidated Balance Sheets, which approximated fair value as of October 31, 2014 and July 31, 2014. These balances are excluded from the above table.

Accounts receivable and accounts payable balances on the condensed Consolidated Balance Sheets approximated their fair values at October 31, 2014 and July 31, 2014 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

Prepaid expenses and other assets on the condensed Consolidated Balance Sheets included a receivable related to our acquisition of certain assets of MFM Industries Inc. ("MFM") in the second quarter of fiscal 2014. The receivable represents the estimated amount due to us upon the sale of the real property retained by MFM. As of October 31, 2014, MFM was awaiting finalization of an agreement to sell the land to a third party. Our receivable was reduced by $141,000 to a balance of $114,500 during the first quarter of fiscal 2015 to reflect the current estimate of the value we will receive from this pending land sale. This receivable is excluded from the above table.

Notes payable on the condensed Consolidated Balance Sheets are carried at the face amount of future maturities and are excluded from the above table. The estimated fair value of notes payable, including current maturities, was $20,020,000 and $23,940,000 as of October 31, 2014 and July 31, 2014, respectively. Our debt does not trade on a daily basis in an active market, therefore the fair value estimate is based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

We apply fair value techniques on a non-recurring basis associated with: (1) valuing potential impairment loss related to goodwill, trademarks and other indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets. See Note 5 for further information about goodwill and other intangible assets.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible amortization expense was $420,000 and $88,000 in the first quarter of fiscal 2015 and 2014, respectively. Estimated intangible amortization for the remainder of fiscal 2015 is $1,188,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2016	$1,416
2017	$1,188
2018	$979
2019	$792
2020	$621

We have one acquired trademark recorded at $376,000 that was determined to have an indefinite life and is not amortized.

Our annual goodwill impairment analysis was performed in the first quarter of fiscal 2015 and did not indicate any impairment.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2014	2013
Service cost	$432	$360
Interest cost	468	436
Expected return on plan assets	(470)	(429)
Amortization of:
Prior service costs	2	3
Other actuarial loss	150	78
Net periodic benefit cost	$582	$448

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2014	2013
Service cost	$33	$30
Interest cost	27	29
Amortization of:
Net transition obligation	—	4
Prior service costs	(2)	(1)
Other actuarial loss	9	7
Net periodic benefit cost	$67	$69

The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

The pension plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We contributed $230,000 to our pension plan during the first quarter ended October 31, 2014. We estimate contributions will be $1,626,000 for the remainder of fiscal 2015. See Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three Months Ended October 31,
	2014	2013	2014	2013
Discount rate for net periodic benefit cost	4.28%	4.80%	3.87%	4.80%
Rate of increase in compensation levels	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—

The medical cost trend assumption for postretirement health benefits was 7.5%. The graded trend rate is expected to decrease to an ultimate rate of 5.0% in fiscal 2024.

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

Our operating segments are also our reportable segments. Net sales and operating income for each segment are provided below. Revenues by product line are not provided because it would be impracticable to do so. The accounting policies of the segments are the same as those described in Note 1 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.

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

	Assets
	October 31, 2014	July 31, 2014
	(in thousands)
Business to Business Products	$55,018	$53,823
Retail and Wholesale Products	97,777	95,712
Unallocated Assets	27,932	36,669
Total Assets	$180,727	$186,204

	For the Three Months Ended October 31,
	Net Sales		Income
	2014	2013	2014	2013
	(in thousands)
Business to Business Products	$23,648	$23,915	$6,871	$7,651
Retail and Wholesale Products	42,396	39,631	886	1,275
Total Sales	$66,044	$63,546
Corporate Expenses			(4,597)	(4,584)
Income from Operations			3,160	4,342
Total Other Expense, Net			(295)	(449)
Income before Income Taxes			2,865	3,893
Income Taxes			(745)	(1,006)
Net Income			$2,120	$2,887

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

Stock Options

A summary of stock option transactions as of October 31, 2014 is shown below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options outstanding and exercisable, July 31, 2014	44	$15.43	1.9	$611
Exercised	(1)	$15.37		$13
Options outstanding and exercisable, October 31, 2014	43	$15.43	1.7	$642

The amount of cash received from the exercise of stock options during the first quarter of fiscal 2015 was $15,000 and the related tax benefit was $3,000. The amount of cash received from the exercise of stock options during the first quarter of fiscal 2014 was $51,000 and the related tax benefit was $24,000.

No stock options were granted in the first three months of either fiscal 2015 or 2014.

Restricted Stock

All of our non-vested restricted stock as of October 31, 2014 was issued under the 2006 Plan with vesting periods between two years and five years.

Under the 2006 Plan, 9,000 and 22,000 restricted shares of Common Stock were granted in the first quarter of fiscal years 2015 and 2014, respectively. Also in the first quarter of fiscal 2014, 10,000 shares of Common Class B Stock were granted.

Included in our stock-based compensation expense in the first quarter of fiscal years 2015 and 2014 was $308,000 and $241,000, respectively, related to non-vested restricted stock.

A summary of restricted stock transactions under the plan is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2014	122	$27.31
Granted	9	$28.54
Vested	(25)	$21.82
Forfeitures	(2)	$31.15
Non-vested restricted stock outstanding at October 31, 2014	104	$28.68

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component as of October 31, 2014 (in thousands):

	Unrealized Gain (Loss) on Marketable Securities		Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of July 31, 2014	$114		$(8,632)		$255	$(8,263)
Other comprehensive loss before reclassifications, net of tax	(9)		—		(85)	(94)
Amounts reclassified from accumulated other comprehensive income, net of tax	(105)	a)	99	b)	—	(6)
Net current-period other comprehensive income (loss), net of tax	(114)		99		(85)	(100)
Balance as of October 31, 2014	$—		$(8,533)		$170	$(8,363)

a) Amount is included in the condensed Consolidated Statements of Income on the Other, net line item.

b) Amount is net of tax expense of $60,000. Amounts are included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 6 for further information.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our Consolidated Financial Statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other clay-like sorbent materials. Our principal products include agricultural and horticultural chemical carriers, animal health and nutrition products, cat litter, fluids purification and filtration bleaching clays, industrial and automotive floor absorbents and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: Retail and Wholesale Products Group and Business to Business Products Group, as described in Note 7 of the notes to condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2014 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2013

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended October 31, 2014 were $66,044,000, an increase of 4% from net sales of $63,546,000 for the three months ended October 31, 2013. Consolidated net income for the first quarter of fiscal 2015 was $2,120,000, compared to $2,887,000 for the first quarter of fiscal 2014. Operating income declined for both our Retail and Wholesale Products Group and our Business to Business Products Group. Diluted net income per share was $0.30 for the first quarter of fiscal 2015, compared to $0.41 for the first quarter of fiscal 2014.

Consolidated net sales for the first quarter of fiscal 2015 improved due to higher sales volume for cat litter and industrial absorbent products in our Retail and Wholesale Products Group, which more than offset lower sales in our Business to Business Products Group.

Our consolidated gross profit as a percentage of net sales for the first quarter of fiscal 2015 was 21%, which was lower than the 26% reported for the first quarter of fiscal 2014. Gross profit declined due primarily to the mix of products sold, including the increased sales of private label cat litter, and higher packaging costs, as described by operating segment below. Material costs were comparable to the prior year due primarily to a 5% decline in the cost of natural gas used to operate kilns that dry our clay, which offset an increase in non-fuel manufacturing cost per ton, including labor, benefits and depreciation.

Selling, general and administrative expenses as a percentage of net sales for the first quarter of fiscal 2015 were 16%, compared to 19% for the first quarter of fiscal 2014. The discussion of the segments' operating incomes below describes the change in the selling, general and administrative expenses that were allocated to the operating segments, particularly lower advertising costs in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in the first quarter of fiscal 2015 included a lower estimated annual incentive bonus accrual. The incentive bonus expense was based on performance targets that were established for the fiscal year.

Interest expense was $42,000 lower for the first quarter of fiscal 2015 compared to the same period in fiscal 2014 due primarily to a reduction of notes payable.

Our effective tax rate was 26% of pre-tax income in the first quarter of fiscal 2015, the same as in the first quarter of fiscal 2014.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first quarter of fiscal 2015 were $23,648,000, a decrease of $267,000, or 1%, from net sales of $23,915,000 for the first quarter of fiscal 2014. The net sales decline resulted from 7% fewer tons sold, which was partially offset by higher average net selling prices. Net sales of fluid purification products were approximately 6% lower due primarily to reduced sales to edible oil producers. Our co-packaged traditional coarse cat litter net sales were also down 10% compared to the first quarter of the prior year. Partially offsetting these declines were higher sales of products used by agricultural chemical carrier producers. Sales of our animal health and nutrition products also increased in foreign markets.

The Business to Business Products Group’s operating income for the first quarter of fiscal 2015 was $6,871,000, a decrease of $780,000, or 10%, from operating income of $7,651,000 in the first quarter of fiscal 2014. Operating income was negatively impacted by the reduced sales described above, by 13% higher packaging costs and by 8% higher freight costs. Packaging costs increased due to the mix of products sold. The freight cost increase is attributed to the temporary utilization of additional railcars. See further discussion of manufacturing costs in “Consolidated Results” above.

Selling, general and administrative expenses for the Business to Business Products Group increased 3% compared to the first quarter of fiscal 2014 due primarily to additional personnel, including staff at our new subsidiary in China, Amlan Trading (Shenzhen) Company, Ltd.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first quarter of fiscal 2015 were $42,396,000, an increase of $2,765,000, or 7.0%, from net sales of $39,631,000 for the first quarter of fiscal 2014. Net sales for our cat litter and industrial absorbent products increased; however, sales declined for our Canadian and United Kingdom foreign subsidiaries. Our foreign subsidiaries are discussed under “Foreign Operations” below. Overall cat litter net sales increased approximately 8% due to 18% higher sales volume. Private label cat litter sales increased approximately 50% due primarily to additional sales from the acquisition of MFM in the second quarter of fiscal 2014. Our branded cat litter net sales decrease of approximately 13% was attributed primarily to increased trade spending for our Cat's Pride Fresh & Light products (trade spending is reported as a reduction of sales) and lower sales of our other Cat's Pride products. Net sales of clay and nonclay-based industrial absorbent products increased approximately 9% compared to the first quarter of fiscal 2014.

The Retail and Wholesale Products Group reported operating income of $886,000 for the first quarter of fiscal 2015, a decrease of $389,000, or 31%, from operating income of $1,275,000 for the first quarter of fiscal 2014. The increased proportion of total cat litter sales derived from private label cat litter, which generally has a lower gross profit than branded cat litter, diminished operating income. This unfavorable sales mix more than offset the benefit of the increased sales discussed above and the lower selling general and administrative expenses discussed below. Higher packaging costs due to rising prices for plastics commodities used for many of our cat litter products were primarily offset by lower freight and material costs.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 27% lower compared to the first quarter of fiscal 2014 due to reduced advertising expense, which was partially offset by additional amortization of intangible assets related to the MFM acquisition in the second quarter of fiscal 2014.

FOREIGN OPERATIONS

Net sales by our foreign subsidiaries during the first quarter of fiscal 2015 were $3,121,000, a 5% increase compared to net sales of $2,978,000 during the first quarter of fiscal 2014. The net sales increase was attributed to sales by our new China subsidiary, which more than offset lower sales in our Canada and United Kingdom subsidiaries. Net sales by our foreign subsidiaries represented approximately 5% of our consolidated net sales during the first quarter of both fiscal years 2015 and 2014.

Our foreign subsidiaries reported a net loss of $242,000 for the first quarter of fiscal 2015 compared to a net loss of $117,000 for the first quarter of fiscal 2014. The net loss increased due primarily to foreign currency exchange losses, an unfavorable product sales mix at our United Kingdom subsidiary and a reported loss at our new China subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, purchasing and upgrading equipment, facilities and real estate, funding new product development and investing in infrastructure, repurchasing Common Stock, paying dividends and business acquisitions. During the first three months of fiscal 2015, we principally used cash generated from operations and from previous debt issuances to fund these requirements. We also have the ability to borrow under our credit facilities; however, we have not borrowed under the credit agreement in recent years. Cash and cash equivalents decreased $7,824,000 during the first three months of fiscal 2015 to $8,406,000 as of October 31, 2014.

The following table sets forth certain elements of our condensed Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended October 31,
	2014	2013
Net cash provided by operating activities	$1,748	$(652)
Net cash used in investing activities	(4,825)	(895)
Net cash used in financing activities	(4,786)	(4,672)
Effect of exchange rate changes on cash and cash equivalents	39	(40)
Net decrease in cash and cash equivalents	$(7,824)	$(6,259)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first three months of fiscal years 2015 and 2014, were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $896,000 in the first three months of fiscal 2015 compared to an increase of $604,000 in the first three months of fiscal 2014. Sales in the first quarter of fiscal 2015 were higher than in the first quarter of fiscal 2014. The change in both periods is also subject to the timing of sales and collections and the payment terms provided to various customers.

Inventories decreased $151,000 in the first three months of fiscal 2015 compared to an increase of $1,621,000 in the same period in fiscal 2014. Finished goods inventory was down in the first three months of fiscal 2015 due primarily to fewer tons in inventory; however, this decrease was mostly offset by an increase in additives inventories. In the first three months of fiscal 2014, finished goods, packaging and additives inventories were up primarily due to higher costs and production projections for certain products.

Prepaid expenses decreased $1,308,000 in the first three months of fiscal 2015 compared to an increase of $496,000 in the first three months of fiscal 2014. The decrease in the first three months of fiscal 2015 was due primarily to a reclassification of prepaid rents and royalties to other long-term assets and a decrease in prepaid income taxes. These decreases were partially offset by an increase in prepaid insurance. The prepaid expenses increase in the first three months of fiscal 2014 was due primarily to an increase in prepaid insurance. Prepaid insurance increased in both periods due to the timing of insurance premium payments.

Other assets increased $1,173,000 in the first three months of fiscal 2015 compared to an increase of $4,000 in the first three months of fiscal 2014. The increase in the first three months of fiscal 2015 was due primarily to the reclassification of prepaid rents and royalties from current prepaid expenses. The cash surrender value of life insurance on key employees also increased in both periods.

Accounts payable decreased $1,632,000 in the first three months of fiscal 2015 compared to an increase of $367,000 in the first three months of fiscal 2014. Trade payables varied in both periods due to timing of payments, fluctuations in the cost of goods and services we purchased and production volume levels. Payables related to freight decreased significantly in the first three months of fiscal 2015 due in part to various vendor payment terms. In the first three months of fiscal 2014, an increase in trade accounts payable was partially offset by a decrease in accrued income taxes.

Accrued expenses decreased $2,000,000 in the first three months of fiscal 2015 compared to a decrease of $4,313,000 in the first three months of fiscal 2014. The purchase of plant equipment previously under a capital lease decreased accrued expense in the first three months of fiscal 2015. Accrued salaries included the discretionary incentive bonus accrual, which in the first three months of both fiscal 2015 and 2014 decreased by the payout of the prior fiscal year's bonus and increased by a lesser amount for the fiscal year's first three months' accrual. Accrued trade promotions and advertising in the first three months of both fiscal 2015 and 2014 varied due to the timing of marketing programs. Similar to accounts payable, accrued plant expenses fluctuated due to timing of payments, cost fluctuations for goods and services we purchased and our production levels.

Deferred compensation increased $261,000 in the first three months of fiscal 2015 compared to an increase of $251,000 in the first three months of fiscal 2014. Deferred compensation balances in both periods were reduced by scheduled payouts and were increased by employee deferrals and interest earned on accumulated balances.

Pension and other postretirement liabilities increased $357,000 in the first three months of fiscal 2015 compared to an increase of $277,000 in the first three months of fiscal 2014. The liability increase for both periods was determined based on actuarial estimates using various assumptions. See Note 6 of the notes to condensed Consolidated Financial Statements for further discussion of our postretirement benefit obligations.

Other liabilities increased $35,000 in the first three months of fiscal 2015 compared to an increase of $102,000 in the first three months of fiscal 2014. A reclassification of the uncertain tax positions accrual to long-term contributed to the increase for the first three months of fiscal 2014.

Net cash used in investing activities

Cash used in investing activities was $4,825,000 in the first three months of fiscal 2015 compared to net cash used in investing activities of $895,000 in the first three months of fiscal 2014. Cash used for capital expenditures of $5,717,000 and $3,382,000 in the first three months of fiscal 2015 and 2014, respectively, was primarily for business growth projects and equipment replacement at our manufacturing facilities. Disposition of investment securities exceeded purchases by $740,000 and $3,273,000 in the first three months of fiscal 2015 and 2014, respectively. Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities. In addition, during the first three months of fiscal 2014 $800,000 was deposited in escrow related to the acquisition of MFM that was pending as of October 31, 2013.

Net cash used in financing activities

Cash used in financing activities was $4,786,000 in the first three months of fiscal 2015 compared to cash used in financing activities of $4,672,000 in the first three months of fiscal 2014. Scheduled payments on long-term debt in the first three months of fiscal 2015 and 2014 were both $3,500,000. Dividend payments in the first three months of fiscal 2015 were $1,311,000 compared to $1,236,000 paid during the same period of fiscal 2014 due to a dividend increase.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,376,000 as of October 31, 2014 were slightly higher than the October 31, 2013 balances of $1,327,000. See further discussion in “Foreign Operations” above.

On December 4, 2014, we signed a fourth amendment to our credit agreement with BMO Harris Bank N.A. (“BMO Harris”) which was scheduled to expire on December 31, 2014. The new agreement will expire on December 4, 2019 and provides for a $25,000,0000 unsecured revolving credit agreement, including a maximum of $5,000,000 for foreign letters of credit. The remaining terms are substantially unchanged from our previous agreement with BMO Harris, including the provision that we may select a variable rate based on either the BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At October 31, 2014, the variable rates would have been 3.25% for BMO Harris’ prime-based rate or 1.55% for LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under the credit agreement during the three months ended October 31, 2014 and 2013, and we were in compliance with its covenants.

As of October 31, 2014, we had remaining authority to repurchase 309,613 shares of Common Stock under a repurchase plan approved by our Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our current revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. We believe cash requirements for capital expenditures in fiscal 2015 will be comparable to fiscal 2014 due to projects at our manufacturing facilities. Our cash requirements are subject to change as business conditions warrant and opportunities arise. We continually evaluate our liquidity position and anticipated cash needs, as well as the financing options available to obtain additional cash reserves. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all financial covenants under debt agreements, including, but not limited to, the current credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments (in thousands) as of October 31, 2014 for the time-frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Notes Payable	$18,900	$3,483	$6,167	$6,167	$3,083
Interest on Notes Payable	2,598	756	1,109	611	122
Operating Leases	6,533	2,108	2,583	1,197	645
Total Contractual Cash Obligations	$28,031	$6,347	$9,859	$7,975	$3,850

We made total contributions to our defined benefit pension plan of $230,000 during the first three months of fiscal 2015. We estimate contributions of approximately $1,626,000 will be made during the remainder of fiscal 2015. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$29,345	$29,345	$—	$—	$—

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of financial condition and results of operations is based on our unaudited condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates and assumptions are revised periodically. Actual results could differ from these estimates. See the information concerning our critical accounting policies included under “Management’s Discussion of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.

Recently Adopted Accounting Standards

The tangible property regulations ("repair regulations") released by the Internal Revenue Service in September 2013 under Sections 162(a) and 263(a) of the Internal Revenue Code were effective for our tax year beginning August 1, 2014. The repair regulations provide guidance regarding the timing of deductions and the capitalization of amounts paid to acquire, produce or improve tangible property. We are currently evaluating our accounting policies to ensure compliance with the requirements of the repair regulations.

Recently Issued Regulations

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

We are exposed to foreign currency fluctuation risk, primarily U.S. Dollar/British Pound, U.S. Dollar/Euro and U.S. Dollar/Canadian Dollar, as it relates to certain accounts receivables and to our foreign operations. We are also subject to translation exposure of our foreign subsidiaries’ financial statements. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated sales or net income. In addition, a small portion of our consolidated accounts receivable are denominated in foreign currencies. In the first three months of fiscal 2015 we did not enter into any hedge contracts in an attempt to offset any adverse effect of changes in currency exchange rates. We believe that the overall foreign currency fluctuation risk is not material to our Consolidated Financial Statements.

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

We are exposed to commodity price risk with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and, consistent with our past practice, we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. We have not purchased any natural gas contracts for our planned kiln fuel needs for fiscal 2015. We continue to purchase natural gas at spot rates on a month to month basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

10.1	Fourth Amendment, dated as of December 4, 2014 to Credit Agreement dated as of January 27, 2006.	Filed herewith.

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a–14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosures	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

BY /s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer

BY /s/ Daniel T. Smith
Daniel T. Smith
Vice President and Chief Financial Officer

Dated:  December 5, 2014

EXHIBITS

Exhibit No.	Description

10.1	Fourth Amendment, dated as of December 4, 2014 to Credit Agreement dated as of January 27, 2006.

11	Statement re: Computation of Earnings per Share.

31	Certifications pursuant to Rule 13a–14(a).

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures

101.INS	XBRL Taxonomy Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Note: Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213, by telephone at (312) 321-1515 or by e-mail to info@oildri.com.