Form 10-Q
period 2015-01-31
OIL DRI CORP OF AMERICA
filed 2015-03-10
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended January 31, 2015
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2015.

Common Stock – 5,016,942 Shares and Class B Stock – 2,064,994 Shares

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

TRADEMARK NOTICE

Cat’s Pride, Fresh & Light and Oil-Dri are registered trademarks of Oil-Dri Corporation of America. Fresh & Light Ultimate Care is a trademark of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	January 31, 2015	July 31, 2014
Current Assets
Cash and cash equivalents	$12,763	$16,230
Restricted cash	—	129
Short-term investments	940	2,640
Accounts receivable, less allowance of $834 and $707 at January 31, 2015 and July 31, 2014, respectively	32,255	30,997
Inventories	23,661	24,483
Deferred income taxes	1,570	1,570
Prepaid repairs expense	3,618	3,722
Prepaid expenses and other assets	2,221	3,745
Total Current Assets	77,028	83,516

Property, Plant and Equipment
Cost	206,082	199,095
Less accumulated depreciation and amortization	(126,380)	(124,199)
Total Property, Plant and Equipment, Net	79,702	74,896

Other Assets
Goodwill	9,034	9,034
Trademarks and patents, net of accumulated amortization of $309 and $420 at January 31, 2015 and July 31, 2014, respectively	751	660
Debt issuance costs, net of accumulated amortization of $407 and $522 at January 31, 2015 and July 31 2014, respectively	194	243
Licensing agreements and non-compete agreements, net of accumulated amortization of $1,238 and $1,145 at January 31, 2015 and July 31, 2014, respectively	62	155
Customer list, net of accumulated amortization of $1,428 and $764 at January 31, 2015 and July 31, 2014, respectively	6,356	7,020
Deferred income taxes	4,323	4,448
Other	6,864	6,232
Total Other Assets	27,584	27,792

Total Assets	$184,314	$186,204

The accompanying notes are an integral part of the condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	January 31, 2015	July 31, 2014
Current Liabilities
Current maturities of notes payable	$3,483	$3,500
Accounts payable	6,191	7,352
Dividends payable	1,313	1,311
Accrued expenses:
Salaries, wages and commissions	4,470	4,448
Trade promotions and advertising	3,020	2,182
Freight	2,750	2,504
Other	6,493	8,203
Total Current Liabilities	27,720	29,500

Noncurrent Liabilities
Notes payable	15,417	18,900
Deferred compensation	9,624	9,267
Pension and postretirement benefits	22,600	22,273
Other	2,026	1,956
Total Noncurrent Liabilities	49,667	52,396

Total Liabilities	77,387	81,896

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,934,093 shares at January 31, 2015 and 7,917,393 shares at July 31, 2014	793	792
Class B Stock, par value $.10 per share, issued 2,389,735 shares at January 31, 2015 and 2,394,735 shares at July 31, 2014	239	239
Additional paid-in capital	33,467	33,130
Restricted unearned stock compensation	(1,829)	(2,225)
Retained earnings	138,330	136,039
Accumulated other comprehensive income:
Unrealized gain on marketable securities	—	114
Pension and postretirement benefits	(8,440)	(8,632)
Cumulative translation adjustment	(182)	255
Total accumulated other comprehensive loss	(8,622)	(8,263)
Less Treasury Stock, at cost (2,917,151 Common and 324,741 Class B shares at January 31, 2015 and 2,915,651 Common and 324,741 Class B shares at July 31, 2014)	(55,451)	(55,404)
Total Stockholders’ Equity	106,927	104,308

Total Liabilities & Stockholders’ Equity	$184,314	$186,204

The accompanying notes are an integral part of the condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Six Months Ended January 31,
	2015	2014

Net Sales	$130,687	$132,851
Cost of Sales	(101,685)	(99,458)
Gross Profit	29,002	33,393
Selling, General and Administrative Expenses	(21,561)	(23,317)
Income from Operations	7,441	10,076

Other Income (Expense)
Interest expense	(689)	(809)
Interest income	5	16
Other, net	(6)	140
Total Other Income (Expense), Net	(690)	(653)

Income Before Income Taxes	6,751	9,423
Income taxes	(1,834)	(2,255)
Net Income	4,917	7,168

Retained Earnings:
Balance at beginning of period	136,039	132,750
Cash dividends declared and treasury stock issuances	(2,626)	(2,496)
Balance at end of period	$138,330	$137,422

Net Income Per Share
Basic Common	$0.75	$1.09
Basic Class B	$0.56	$0.82
Diluted	$0.69	$1.01
Average Shares Outstanding
Basic Common	4,951	4,967
Basic Class B	2,016	1,999
Diluted	7,023	6,991
Dividends Declared Per Share
Basic Common	$0.4000	$0.3800
Basic Class B	$0.3000	$0.2850

The accompanying notes are an integral part of the condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Six Months Ended January 31,
	2015	2014

Net Income	$4,917	$7,168

Other Comprehensive Loss:
Unrealized loss on marketable securities	(114)	(2)
Pension and postretirement benefits (net of tax)	192	113
Cumulative translation adjustment	(437)	(294)
Other Comprehensive Loss	(359)	(183)
Total Comprehensive Income	$4,558	$6,985

The accompanying notes are an integral part of the condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	(unaudited)
	For the Three Months Ended January 31,
	2015	2014

Net Sales	$64,643	$69,305
Cost of Sales	(49,410)	(52,412)
Gross Profit	15,233	16,893
Selling, General and Administrative Expenses	(10,952)	(11,159)
Income from Operations	4,281	5,734

Other Income (Expense)
Interest expense	(307)	(385)
Interest income	2	6
Other, net	(90)	175
Total Other Income (Expense), Net	(395)	(204)

Income Before Income Taxes	3,886	5,530
Income taxes	(1,089)	(1,249)
Net Income	2,797	4,281

Net Income Per Share
Basic Common	$0.43	$0.65
Basic Class B	$0.32	$0.49
Diluted	$0.39	$0.60
Average Shares Outstanding
Basic Common	4,953	4,979
Basic Class B	2,022	2,005
Diluted	7,030	7,007
Dividends Declared Per Share
Basic Common	$0.2000	$0.1900
Basic Class B	$0.1500	$0.1425

The accompanying notes are an integral part of the condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	(unaudited)
	For the Three Months Ended January 31,
	2015	2014

Net Income	$2,797	$4,281

Other Comprehensive Loss:
Unrealized gain on marketable securities	—	6
Pension and postretirement benefits (net of tax)	93	56
Cumulative translation adjustment	(352)	(227)
Other Comprehensive Loss	(259)	(165)
Total Comprehensive Income	$2,538	$4,116

The accompanying notes are an integral part of the condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Six Months Ended January 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2015	2014
Net Income	$4,917	$7,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,936	4,860
Amortization of investment net discount	(1)	(2)
Non-cash stock compensation expense	656	560
Excess tax benefits for share-based payments	(16)	(21)
Deferred income taxes	166	79
Provision for bad debts and cash discounts	173	45
Loss on the sale of fixed assets	118	13
Gain on sale of marketable securities	(105)	—
(Increase) Decrease in assets:
Accounts receivable	(1,431)	(5,919)
Inventories	822	(1,347)
Prepaid expenses	1,628	(725)
Other assets	(1,205)	(312)
Increase (Decrease) in liabilities:
Accounts payable	(1,232)	381
Accrued expenses	(867)	(3,558)
Deferred compensation	357	407
Pension and postretirement benefits	519	528
Other liabilities	172	243
Total Adjustments	5,690	(4,768)
Net Cash Provided by Operating Activities	10,607	2,400

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,920)	(6,782)
Proceeds from sale of property, plant and equipment	15	16
Acquisition of business	—	(12,505)
Restricted cash	129	(500)
Purchases of short-term investments	(700)	(7,991)
Dispositions of short-term investments	2,401	19,352
Proceeds from sale of marketable securities	108	—
Net Cash Used in Investing Activities	(7,967)	(8,410)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,500)	(3,500)
Dividends paid	(2,623)	(2,478)
Purchase of treasury stock	—	(13)
Proceeds from issuance of treasury stock	—	39
Proceeds from issuance of common stock	15	12
Excess tax benefits for share-based payments	16	21
Net Cash Used in Financing Activities	(6,092)	(5,919)
Effect of exchange rate changes on cash and cash equivalents	(15)	(24)
Net Decrease in Cash and Cash Equivalents	(3,467)	(11,953)
Cash and Cash Equivalents, Beginning of Period	16,230	24,035
Cash and Cash Equivalents, End of Period	$12,763	$12,082

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Six Months Ended January 31,
	2015	2014
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in Accounts payable	$661	$1,184
Capital expenditures included in Accrued expenses	$359	$46

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

The unaudited condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and six months ended January 31, 2015 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2015.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

The tangible property regulations ("repair regulations") released by the Internal Revenue Service in September 2013 under Sections 162(a) and 263(a) of the Internal Revenue Code were effective for our tax year beginning August 1, 2014. The repair regulations provide guidance regarding the timing of deductions and the capitalization of amounts paid to acquire, produce or improve tangible property. We believe our accounting policies comply with the requirements of the repair regulations and there is no material impact on our Consolidated Financial Statements.

Recently Issued Regulations

In May 2014, the FASB issued guidance under ASC 250, Revenue from Contract with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. Transition options include either a full or modified retrospective approach and early adoption is not permitted. This guidance will be effective at the beginning of our first quarter of fiscal 2017. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

In August 2014, the FASB issued guidance under ASC 205, Presentation of Financial Statements - Going Concern, which defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance will be effective for our fiscal year ended July 31, 2017. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	January 31, 2015	July 31, 2014
Finished goods	$13,234	$14,326
Packaging	5,226	5,402
Other	5,201	4,755
Total Inventories	$23,661	$24,483

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The obsolescence reserve not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at January 31, 2015 and July 31, 2014 were $483,000 and $390,000, respectively.

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

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at January 31, 2015		Fair Value at July 31, 2014
	(in thousands)		(in thousands)
	Total	Level 1	Total	Level 1
Assets
Cash equivalents	$3,052	$3,052	$5,728	$5,728
Marketable equity securities	—	—	117	117

Cash equivalents were classified as Level 1 of the fair value hierarchy because they were valued using quoted market prices in active markets. These cash instruments are primarily money market mutual funds and are included in cash and cash equivalents on the condensed Consolidated Balance Sheets.

Marketable equity securities were valued using quoted market prices in active markets and as such are classified as Level 1 in the fair value hierarchy. We owned stock in one publicly traded company at July 31, 2014, which was included in other assets on the condensed Consolidated Balance Sheets. We sold the stock of this company in the first quarter of fiscal 2015 after it was acquired by another company.

Short-term investments on the condensed Consolidated Balance Sheets included U.S. Treasury securities and certificates of deposit. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost on the condensed Consolidated Balance Sheets, which approximated fair value as of January 31, 2015 and July 31, 2014. These balances are excluded from the above table.

Accounts receivable and accounts payable balances on the condensed Consolidated Balance Sheets approximated their fair values at January 31, 2015 and July 31, 2014 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

Prepaid expenses and other assets on the condensed Consolidated Balance Sheets as of July 31, 2014 included a receivable of $255,000 related to our acquisition of certain assets of MFM Industries Inc. ("MFM") during fiscal 2014. This receivable is excluded from the above table. The receivable represented the estimated amount due to us upon the sale of the real property retained by MFM. We evaluated the value of this receivable during fiscal 2015 and reduced the balance to $114,500 as of the end of the first quarter of fiscal 2015. We received $116,000 in settlement upon sale of the land during the second quarter of fiscal 2015, thereby eliminating the receivable balance as of January 31, 2015.

Notes payable on the condensed Consolidated Balance Sheets are carried at the face amount of future maturities and are excluded from the above table. The estimated fair value of notes payable, including current maturities, was $20,039,000 and $23,940,000 as of January 31, 2015 and July 31, 2014, respectively. Our debt does not trade on a daily basis in an active market, therefore the fair value estimate is based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

We apply fair value techniques on at least an annual basis associated with: (1) valuing potential impairment loss related to goodwill, trademarks and other indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets. See Note 5 for further information about goodwill and other intangible assets.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible amortization expense was $400,000 and $337,000 in the second quarter of fiscal 2015 and 2014, respectively. Intangible amortization expense was $820,000 and $425,000 for the first six months of fiscal 2015 and 2014, respectively. Estimated intangible amortization for the remainder of fiscal 2015 is $788,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2016	$1,416
2017	$1,188
2018	$979
2019	$792
2020	$621

We have one acquired trademark recorded at $376,000 that was determined to have an indefinite life and is not amortized.

Our annual goodwill impairment analysis was performed in the first quarter of fiscal 2015 and did not indicate any impairment.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2015	2014	2015	2014
Service cost	$371	$361	$803	$721
Interest cost	457	435	925	871
Expected return on plan assets	(469)	(429)	(939)	(858)
Amortization of:
Prior service costs	3	4	5	7
Other actuarial loss	139	78	289	156
Net periodic benefit cost	$501	$449	$1,083	$897

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2015	2014	2015	2014
Service cost	$34	$30	$67	$60
Interest cost	26	29	53	58
Amortization of:
Net transition obligation	—	4	—	8
Prior service costs	(1)	(2)	(3)	(3)
Other actuarial loss	9	8	18	15
Net periodic benefit cost	$68	$69	$135	$138

The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

The pension plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We contributed $350,000 and $581,000 to our pension plan during the second quarter and first six months of fiscal 2015, respectively. We estimate contributions will be $1,276,000 for the remainder of fiscal 2015. See Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three and Six Months Ended January 31,
	2015	2014	2015	2014
Discount rate for net periodic benefit cost	4.28%	4.80%	3.87%	4.80%
Rate of increase in compensation levels	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—

The medical cost trend assumption for postretirement health benefits was 7.5%. The graded trend rate is expected to decrease to an ultimate rate of 5.0% in fiscal 2024.

7. OPERATING SEGMENTS

We have two operating segments: (1) Retail and Wholesale Products Group and (2) Business to Business Products Group. These operating segments are managed separately and each segment's major customers have different characteristics. The Retail and Wholesale Products Group customers include: mass merchandisers; wholesale clubs; drugstore chains; pet specialty retail outlets; dollar stores; retail grocery stores; distributors of industrial cleanup and automotive products; environmental service companies; and sports field product users. The Business to Business Products Group customers include: processors and refiners of edible oils, petroleum-based oils and biodiesel fuel; manufacturers of animal feed and agricultural chemicals; distributors of animal health and nutrition products; and marketers of consumer products.

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

			Assets
			January 31, 2015	July 31, 2014
			(in thousands)
Business to Business Products			$55,716	$53,823
Retail and Wholesale Products			95,768	95,712
Unallocated Assets			32,830	36,669
Total Assets			$184,314	$186,204

	For the Six Months Ended January 31,
	Net Sales		Income
	2015	2014	2015	2014
	(in thousands)
Business to Business Products	$46,695	$49,179	$14,314	$15,644
Retail and Wholesale Products	83,992	83,672	2,148	4,257
Total Sales	$130,687	$132,851
Corporate Expenses			(9,021)	(9,825)
Income from Operations			7,441	10,076
Total Other Expense, Net			(690)	(653)
Income before Income Taxes			6,751	9,423
Income Taxes			(1,834)	(2,255)
Net Income			$4,917	$7,168

	For the Three Months Ended January 31,
	Net Sales		Income
	2015	2014	2015	2014
	(in thousands)
Business to Business Products	$23,047	$25,264	$7,443	$7,993
Retail and Wholesale Products	41,596	44,041	1,262	2,982
Total Sales	$64,643	$69,305
Corporate Expenses			(4,424)	(5,241)
Income from Operations			4,281	5,734
Total Other Expense, Net			(395)	(204)
Income before Income Taxes			3,886	5,530
Income Taxes			(1,089)	(1,249)
Net Income			$2,797	$4,281

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

Stock Options

A summary of stock option transactions is shown below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options outstanding and exercisable, July 31, 2014	44	$15.43	1.9	$611
Exercised	(1)	$15.37		$13
Options outstanding and exercisable, January 31, 2015	43	$15.43	1.4	$661

There were no stock options exercised in the second quarter of either fiscal 2015 or 2014. The amount of cash received from the exercise of stock options during the first three months of fiscal 2015 was $15,000 and the related tax benefit was $3,000. The amount of cash received from the exercise of stock options during the first three months of fiscal 2014 was $51,000 and the related tax benefit was $24,000.

No stock options were granted in the first six months of either fiscal 2015 or 2014.

Restricted Stock

All of our non-vested restricted stock as of January 31, 2015 was issued under the 2006 Plan with vesting periods between two years and five years.

Under the 2006 Plan, 2,000 restricted shares of Common Stock were granted in the second quarter of fiscal year 2015. No restricted shares were granted in the second quarter of fiscal 2014.

Stock-based compensation expense related to non-vested restricted stock in the second quarter of fiscal years 2015 and 2014 was $348,000 and $319,000, respectively. In the first six months of fiscal years 2015 and 2014, the stock-based compensation expense related to non-vested restricted stock was $656,000 and $560,000, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2014	122	$27.31
Granted	11	$28.68
Vested	(25)	$21.82
Forfeitures	(2)	$31.15
Non-vested restricted stock outstanding at January 31, 2015	106	$28.69

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component as of January 31, 2015 (in thousands):

	Unrealized Gain (Loss) on Marketable Securities		Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of July 31, 2014	$114		$(8,632)		$255	$(8,263)
Other comprehensive loss before reclassifications, net of tax	(9)		—		(437)	(446)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(105)	a)	192	b)	—	87
Net current-period other comprehensive income (loss), net of tax	(114)		192		(437)	(359)
Balance as of January 31, 2015	$—		$(8,440)		$(182)	$(8,622)

a) Amount is included in the condensed Consolidated Statements of Income on the Other, net line item.

b) Amount is net of tax expense of $117,000. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 6 for further information.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2015 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2014

CONSOLIDATED RESULTS

Consolidated net sales for the six months ended January 31, 2015 were $130,687,000, a decrease of 2% from net sales of $132,851,000 for the six months ended January 31, 2014. Consolidated net income for the first six months of of fiscal 2015 was $4,917,000, compared to $7,168,000 for the first six months of fiscal 2014. Operating income declined for both our Retail and Wholesale Products Group and our Business to Business Products Group. Diluted net income per share was $0.69 for the first six months of fiscal 2015, compared to $1.01 for the first six months of fiscal 2014.

Net sales for the first six months of fiscal 2015 were flat for our Retail and Wholesale Products Group; however sales declined for our Business to Business Products Group due to lower sales of fluids purification and co-packaged cat litter products.

Consolidated gross profit as a percentage of net sales for the first six months of fiscal 2015 was 22%, which was lower than the 25% reported for the first six months of fiscal 2014. Gross profit declined due primarily to higher manufacturing and packaging costs per ton and an unfavorable product mix. The increase in manufacturing costs per ton was driven by reduced fixed cost absorption due to fewer tons produced and increased labor, benefits and depreciation costs. Depreciation costs increased as we continue to invest in machinery and equipment at our plants. Partially offsetting these cost increases was a 16% decline in the cost per manufactured ton for natural gas used to operate kilns that dry our clay. Freight costs per ton were essentially flat as lower diesel fuel costs were mostly offset by increased cost pressures, including heightened regulations, in the freight industry. The packaging cost increase and product mix change are discussed by operating segment below.

Total selling, general and administrative expenses were lower for the first six months of fiscal 2015 compared to the first six months of fiscal 2014. Selling, general and administrative expenses as a percentage of net sales were also lower at 16% compared to 18% for the first six months of fiscal 2015 and 2014, respectively. The discussions of the segments' operating incomes below describe the change in the selling, general and administrative expenses that were allocated to the operating segments, particularly lower advertising costs in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in the first six months of fiscal 2015 included a lower estimated annual incentive plan bonus accrual as compared to the prior year. The incentive bonus expense was based on performance targets that were established for the fiscal year. Expenses in the first six months of fiscal 2014 also included costs related to the MFM acquisition.

Interest expense was $120,000 lower for the first six months of fiscal 2015 compared to the same period in fiscal 2014 due to a reduction of notes payable and the capitalization of interest on a capital project.

Our effective tax rate was 27% of pre-tax income in the first six months of fiscal 2015, which was higher than the 24% rate for the first six months of fiscal 2014. Our effective tax rate was based on the estimated level of our taxable income for the year and the assessment of various deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first six months of fiscal 2015 were $46,695,000, a decrease of $2,484,000, or 5%, from net sales of $49,179,000 for the first six months of fiscal 2014. Net sales of fluid purification products were down approximately 9% as a result of fewer tons sold. Usage of our product by edible oil producers declined due primarily to natural variations in the quality and characteristics of the soybean crop. Our co-packaged traditional coarse cat litter net sales were also down approximately 10% compared to the first six months of the prior year. Partially offsetting these declines was approximately 8% higher sales of animal health and nutrition products. Sales of animal health and nutrition products increased due primarily to sales by our subsidiary in China (Amlan Trading (Shenzhen) Company, Ltd.) and a favorable product sales mix (defined as a greater proportion of sales from products with a higher selling price). Net sales of products used by agricultural chemical producers were essentially even with the same period of the prior year.

The Business to Business Products Group’s operating income for the first six months of fiscal 2015 was $14,314,000, a decrease of $1,330,000, or 9%, from operating income of $15,644,000 for the first six months of fiscal 2014. Operating income was negatively impacted by the reduced sales described above, but was positively impacted by the lower cost per manufactured ton for natural gas used to operate kilns that dry our clay. See further discussion of manufacturing and freight costs in “Consolidated Results” above. Packaging costs per ton were similar to the prior year.

Selling, general and administrative expenses for the Business to Business Products Group were up slightly compared to the first six months of fiscal 2014. Our subsidiary in China was fully operational in the first six months of fiscal 2015 with additional sales personnel and related costs, which in turn reduced commissions paid to outside distributors.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first six months of fiscal 2015 were $83,992,000, an increase of $320,000 from net sales of $83,672,000 for the first six months of fiscal 2014. Net sales increased for industrial absorbents products, were essentially flat for both cat litter products and our United Kingdom subsidiary, and declined for our Canadian subsidiary. Our foreign subsidiaries are discussed under “Foreign Operations” below. An 11% increase in sales of industrial absorbents was attributed primarily to more tons sold and a higher average selling price. Sales of both branded and generic floor absorbents increased to existing customers. Overall cat litter net sales and tons sold were similar to the first six months of the prior year. Private label cat litter sales increased approximately 18%. Additional sales from the acquisition of MFM in the second quarter of fiscal 2014 were included in the full six months sales of fiscal 2015, which more than offset a a continued decline in the coarse litter market. Our branded cat litter net sales decrease of approximately12% was attributed primarily to our competitors' introduction of new products, increased advertising and aggressive price discounts. In addition, our trade spending was higher for Cat's Pride Fresh & Light products (trade spending is reported as a reduction of sales). We introduced our new Cat's Pride Fresh & Light Ultimate Care and new lightweight weight private label cat litter products at the end of the second quarter. We anticipate these products will provide opportunities for sales growth in the second half of fiscal 2015.

The Retail and Wholesale Products Group's operating income for the first six months of fiscal 2015 was $2,148,000, a decrease of $2,109,000, or 50%, from operating income of $4,257,000 for the first six months of fiscal 2014. Operating income was diminished by the increased proportion of total cat litter sales derived from private label cat litter, which generally has a lower gross profit than branded cat litter. Higher non-fuel manufacturing and packaging costs further reduced operating income. See discussion of manufacturing and freight costs in “Consolidated Results” above. Packaging costs rose approximately 7% due to higher prices for plastics commodities, particularly resin, used for many of our cat litter products. We have yet to realize the benefits of the recent drop in resin prices, but we expect some relief later in fiscal 2015. These unfavorable effects more than offset the benefits of lower selling general and administrative expenses, discussed below, and the lower cost per manufactured ton for natural gas used to operate kilns that dry our clay.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 12% lower than the first six months of fiscal 2014 due to lower advertising expenses, which were partially offset by higher amortization of intangible assets related to the MFM acquisition.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first six months of fiscal 2015 were $5,867,000, a 5% increase compared to net sales of $5,582,000 during the first six months of fiscal 2014. The net sales increase was attributed primarily to our subsidiary in China, which more than offset lower cat litter sales by our Canadian subsidiary. Net sales by our foreign subsidiaries represented 4% of our consolidated net sales during the first six months of both fiscal years 2015 and 2014.

Our foreign subsidiaries reported a net loss of $662,000 for the first six months of fiscal 2015 compared to a net loss of $242,000 for the first six months of fiscal 2014. The net loss increased due primarily to a reported loss at our new subsidiary in China, which is still being integrated into the market, and foreign currency exchange losses that resulted from the strength of the U.S. Dollar.

Identifiable assets of our foreign subsidiaries as of January 31, 2015 were $7,677,000, compared to $7,504,000 as of January 31, 2014. The increase was due primarily to higher inventories and deferred income taxes, which were partially offset by lower net fixed assets.

THREE MONTHS ENDED JANUARY 31, 2015 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2014

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended January 31, 2015 were $64,643,000, a decrease of 7% from net sales of $69,305,000 for the three months ended January 31, 2014. Consolidated net income for the second quarter of fiscal 2015 was $2,797,000, compared to $4,281,000 for the second quarter of fiscal 2014. Operating income declined for both our Retail and Wholesale Products Group and our Business to Business Products Group. Diluted net income per share was $0.39 for the second quarter of fiscal 2015, compared to $0.60 for the second quarter of fiscal 2014.

Net sales for the second quarter of fiscal 2015 declined for our Retail and Wholesale Products Group due primarily to lower sales of cat litter products, which more than offset an increase in sales of industrial absorbents. Sales also declined for our Business to Business Products Group due primarily to lower sales of fluid purification, co-packaged cat litter and agricultural chemical carrier products, which offset higher sales of animal health and nutrition products.

Our consolidated gross profit as a percentage of net sales for the second quarter of fiscal 2015 was 24%, the same as for the second quarter of fiscal 2014. Gross profit was positively impacted by a 23% decline in the cost per manufactured ton for natural gas used to operate kilns that dry our clay, which was offset by an increase in other manufacturing costs. The increase in manufacturing costs per ton was attributed to reduced fixed cost absorption due to fewer tons produced and increased labor, benefits and depreciation costs. Depreciation costs increased as we continue to invest in machinery and equipment at our plants. Gross profit was also negatively impacted by an unfavorable product mix and higher packaging costs, as described by operating segment below. Freight costs per ton were essentially flat as lower diesel fuel costs were mostly offset by increased cost pressures, including heightened regulations, in the freight industry.

Total selling, general and administrative expenses were lower for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014; however, as a percent of sales they were slightly higher at 17% compared to 16% for the second quarter of fiscal 2014 and 2015, respectively. The discussion of the segments' operating incomes below describes the change in the selling, general and administrative expenses that were allocated to the operating segments. The remaining unallocated corporate expenses in the second quarter of fiscal 2015 included a lower estimated annual incentive bonus accrual as compared to the prior year.The incentive bonus expense was based on performance targets that were established for the fiscal year. Expenses in the second quarter of fiscal 2014 also included costs related to the MFM acquisition.

Interest expense was $78,000 lower for the second quarter of fiscal 2015 compared to the same period in fiscal 2014 due primarily to a reduction of notes payable and the capitalization of interest on a capital project.

Our effective tax rate was 28% of pre-tax income in the second quarter of fiscal 2015 compared to 23% in the second quarter of fiscal 2014. Our effective tax rate was based on the estimated level of our taxable income for the year and the assessment of various deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the second quarter of fiscal 2015 were $23,047,000, a decrease of $2,217,000, or 9%, from net sales of $25,264,000 for the second quarter of fiscal 2014. Net sales of fluid purification products were approximately 12% lower primarily as a result of fewer tons sold. Usage of our product by edible oil producers declined due primarily to natural variations in the quality and characteristics of the soybean crop. Our co-packaged traditional coarse cat litter net sales were also down approximately 12% compared to the second quarter of the prior year. Sales were down approximately 8% for products used as agricultural chemical carriers by corn rootworm pesticide producers. Partially offsetting these declines were approximately 5% higher sales of animal health and nutrition products. Sales of animal health and nutrition products increased due primarily to sales by our subsidiary in China and a favorable product sales mix.

The Business to Business Products Group’s operating income for the second quarter of fiscal 2015 was $7,443,000, a decrease of $550,000, or 7%, from operating income of $7,993,000 in the second quarter of fiscal 2014. Operating income was negatively impacted by the reduced sales described above, but was positively impacted by the lower cost per manufactured ton for natural gas used to operate kilns that dry our clay. See further discussion of manufacturing and freight costs in “Consolidated Results” above.

Selling, general and administrative expenses for the Business to Business Products Group were flat compared to the second quarter of fiscal 2014. Our subsidiary in China was fully operational in the second quarter of fiscal 2015 with additional sales personnel and related costs, which in turn reduced commissions paid to outside distributors.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the second quarter of fiscal 2015 were $41,596,000, a decrease of $2,445,000, or 6%, from net sales of $44,041,000 for the second quarter of fiscal 2014. Net sales declined for cat litter products and for our Canadian subsidiary, but increased for industrial absorbents products and for our United Kingdom subsidiary. Our foreign subsidiaries are discussed under “Foreign Operations” below. An 11% increase in sales of industrial absorbents was attributed primarily to more tons sold and a higher average selling price for both branded and generic floor absorbents. Overall cat litter net sales and tons sold were down compared to the second quarter of the prior year. Our branded cat litter net sales decrease of approximately 12% was attributed primarily to our competitors' introduction of new products, increased advertising and aggressive price discounts. Our private label cat litter sales declined approximately 3% due to similar competitive pressures and a continued decline in the coarse litter market. We introduced our new Cat's Pride Fresh & Light Ultimate Care and new lightweight weight private label cat litter products at the end of the second quarter. We anticipate these products will provide opportunities for sales growth in the second half of fiscal 2015.

The Retail and Wholesale Products Group reported operating income of $1,262,000 for the second quarter of fiscal 2015, a decrease of $1,720,000, or 58%, from operating income of $2,982,000 for the second quarter of fiscal 2014. The decrease in sales described above contributed to the lower operating income. The increased proportion of total cat litter sales derived from private label cat litter, which generally has a lower gross profit than branded cat litter, further diminished operating income. Higher non-fuel manufacturing, packaging and selling and administrative costs also negatively impacted operating income. See discussion of manufacturing and freight costs in “Consolidated Results” above. Packaging costs rose approximately 8% due to higher prices for plastics commodities, particularly resin, used for many of our cat litter products. We have yet to realize the benefits of the recent drop in resin prices, but we expect some relief later in fiscal 2015. These negative factors more than offset the benefit of a lower cost per manufactured ton for natural gas used to operate kilns that dry our clay.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 10% higher than the second quarter of fiscal 2014 due primarily to increased product development costs and additional amortization of intangible assets related to the MFM acquisition in the second quarter of fiscal 2014. These cost increases were partially offset by lower advertising costs.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during the second quarter of fiscal 2015 were $2,746,000, a 5% increase compared to net sales of $2,604,000 during the second quarter of fiscal 2014. The net sales increase was attributed primarily to our subsidiary in China, which more than offset lower cat litter sales by our Canadian subsidiary. Net sales by our foreign subsidiaries represented approximately 4% of our consolidated net sales during the second quarter of both fiscal years 2015 and 2014.

Our foreign subsidiaries reported a net loss of $420,000 for the second quarter of fiscal 2015 compared to a net loss of $125,000 for the second quarter of fiscal 2014. The net loss increased due primarily to a reported loss at our new subsidiary in China, which is still being integrated into the market, and foreign currency exchange losses that resulted from the strength of the U.S. Dollar.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities and real estate; supporting new product development; investing in infrastructure; repurchasing Common Stock; paying dividends; and business acquisitions. During the first six months of fiscal 2015, we principally used cash generated from operations and from previous debt issuances to fund these requirements. We also have the ability to borrow under our credit facilities; however, we have not borrowed under the credit agreement in recent years. Cash and cash equivalents decreased $3,467,000 during the first six months of fiscal 2015 to $12,763,000 as of January 31, 2015.

The following table sets forth certain elements of our condensed Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended January 31,
	2015	2014
Net cash provided by operating activities	$10,607	$2,400
Net cash used in investing activities	(7,967)	(8,410)
Net cash used in financing activities	(6,092)	(5,919)
Effect of exchange rate changes on cash and cash equivalents	(15)	(24)
Net decrease in cash and cash equivalents	$(3,467)	$(11,953)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first six months of fiscal years 2015 and 2014, were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $1,258,000 in the first six months of fiscal 2015 compared to an increase of $5,874,000 in the first six months of fiscal 2014. Sales in the second quarter of fiscal 2015 were lower than in the second quarter of fiscal 2014. The change in both periods is also subject to the timing of sales and collections and the payment terms provided to various customers.

Inventories decreased $822,000 in the first six months of fiscal 2015 compared to an increase of $1,347,000 in the same period in fiscal 2014. Finished goods inventory was down in the first six months of fiscal 2015 as lower sales required fewer tons to be held in inventory. The lower finished goods inventory was partially offset by an increase in additives inventories due to favorable purchasing opportunities. In the first six months of fiscal 2014, finished goods inventory was up primarily due to higher costs and increased tons in inventory. Packaging inventories were also up due to higher costs and production projections for certain products.

Prepaid expenses decreased $1,628,000 in the first six months of fiscal 2015 compared to an increase of $725,000 in the first six months of fiscal 2014. The decrease in the first six months of fiscal 2015 was due primarily to a reclassification of prepaid rents and royalties to other long-term assets and a decrease in prepaid income taxes. These decreases were partially offset by increases in both prepaid insurance and prepaid advertising. The increase in prepaid expenses in the first six months of fiscal 2014 was due primarily to increases in both prepaid insurance and prepaid advertising.

Other assets increased $1,205,000 in the first six months of fiscal 2015 compared to an increase of $312,000 in the first six months of fiscal 2014. The increase in the first six months of fiscal 2015 was due primarily to the reclassification of prepaid rents and royalties from current prepaid expenses. The cash surrender value of life insurance on key employees also increased in both periods.

Accounts payable decreased $1,232,000 in the first six months of fiscal 2015 compared to an increase of $381,000 in the first six months of fiscal 2014. Trade and freight payables varied in both periods due to timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms. In the first six months of fiscal 2014, an increase in trade accounts payable was partially offset by a decrease in accrued income taxes.

Accrued expenses decreased $867,000 in the first six months of fiscal 2015 compared to a decrease of $3,558,000 in the first six months of fiscal 2014. The purchase of plant equipment previously under a capital lease decreased accrued expense in the first six months of fiscal 2015. Accrued salaries included the discretionary incentive bonus accrual, which in the first six months of both fiscal 2015 and 2014 decreased by the payout of the prior fiscal year's bonus and increased by a lesser amount for the fiscal year's first six months' accrual. The payout in the first six months of fiscal 2014 was substantially higher than the payout in the first six months of fiscal 2015. Accrued trade promotions and advertising in the first six months of both fiscal 2015 and 2014 varied due to the timing of marketing programs. Similar to accounts payable, accrued plant expenses fluctuated due to timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Deferred compensation increased $357,000 in the first six months of fiscal 2015 compared to an increase of $407,000 in the first six months of fiscal 2014. Deferred compensation balances in both periods were reduced by scheduled payouts and were increased by employee deferrals and interest earned on accumulated balances.

Pension and other postretirement liabilities increased $519,000 in the first six months of fiscal 2015 compared to an increase of $528,000 in the first six months of fiscal 2014. The liability for both periods was determined based on annual actuarial valuations using various assumptions. See Note 6 of the notes to condensed Consolidated Financial Statements for further discussion of our postretirement benefit obligations.

Other liabilities increased $172,000 in the first six months of fiscal 2015 compared to an increase of $243,000 in the first six months of fiscal 2014. Our mine site reclamation liability increased in the first six months of both fiscal 2014 and 2015. A reclassification of the uncertain tax positions accrual to long-term also contributed to the increase for the first six months of fiscal 2014.

Net cash used in investing activities

Cash used in investing activities was $7,967,000 in the first six months of fiscal 2015 compared to net cash used in investing activities of $8,410,000 in the first six months of fiscal 2014. In the first six months of fiscal 2014, $12,505,000 of cash was used in the acquisition of MFM, plus an additional $500,000 was classified as restricted cash held in escrow at January 31, 2014. The final restricted cash disbursement was made and the remaining balance was returned to operating cash in the first six months of fiscal 2015. Cash used for capital expenditures of $9,920,000 and $6,782,000 in the first six months of fiscal 2015 and 2014, respectively, was primarily for new processing and packaging equipment as well as equipment replacement at our manufacturing facilities. Disposition of investment securities exceeded purchases by $1,701,000 and $11,361,000 in the first six months of fiscal 2015 and 2014, respectively. Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities and the operating cash needs of the Company.

Net cash used in financing activities

Cash used in financing activities was $6,092,000 in the first six months of fiscal 2015 compared to cash used in financing activities of $5,919,000 in the first six months of fiscal 2014. Scheduled payments on long-term debt in the first six months of fiscal 2015 and 2014 were both $3,500,000. Dividend payments in the first six months of fiscal 2015 were $2,623,000 compared to $2,478,000 paid during the same period of fiscal 2014 due to a dividend increase.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,154,000 as of January 31, 2015 were lower than the January 31, 2014 balances of $1,250,000. See further discussion in “Foreign Operations” above.

On December 4, 2014, we signed a fourth amendment to our credit agreement with BMO Harris Bank N.A. (“BMO Harris”), to extend the term to December 4, 2019. The new agreement provides for a $25,000,0000 unsecured revolving credit agreement, including a maximum of $5,000,000 for foreign letters of credit. The remaining terms are substantially unchanged from our previous agreement with BMO Harris, including the provision that we may select a variable rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At January 31, 2015, the variable rates would have been 3.25% for the BMO Harris prime-based rate or 1.63% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under the credit agreement during the six months ended January 31, 2015 and 2014, and we were in compliance with its covenants.

As of January 31, 2015, we had remaining authority to repurchase 309,613 shares of Common Stock under a repurchase plan approved by our Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and amount of shares repurchased will be determined by our management.

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

The tables in the following subsection summarize our contractual obligations and commercial commitments (in thousands) as of January 31, 2015 for the time-frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Notes Payable	$18,900	$3,483	$6,167	$6,167	$3,083
Interest on Notes Payable	2,598	756	1,109	611	122
Operating Leases	5,778	1,842	2,523	939	474
Total Contractual Cash Obligations	$27,276	$6,081	$9,799	$7,717	$3,679

We made total contributions to our defined benefit pension plan of $581,000 during the first six months of fiscal 2015. We estimate contributions of approximately $1,276,000 will be made during the remainder of fiscal 2015. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$34,817	$34,817	$—	$—	$—

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

Recently Adopted Accounting Standards

The tangible property regulations ("repair regulations") released by the Internal Revenue Service in September 2013 under Sections 162(a) and 263(a) of the Internal Revenue Code were effective for our tax year beginning August 1, 2014. The repair regulations provide guidance regarding the timing of deductions and the capitalization of amounts paid to acquire, produce or improve tangible property. We believe our accounting policies comply with the requirements of the repair regulations and there is no material impact on our Consolidated Financial Statements.

Recently Issued Regulations

In May 2014, the FASB issued guidance under ASC 250, Revenue from Contract with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. Transition options include either a full or modified retrospective approach and early adoption is not permitted. This guidance will be effective at the beginning of our first quarter of fiscal 2017. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

In August 2014, the FASB issued guidance under ASC 205, Presentation of Financial Statements - Going Concern, which defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance will be effective for our fiscal year ended July 31, 2017. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We believe that the market risk arising from holdings of our financial instruments is not material.

We are exposed to foreign currency fluctuation risk, primarily the U.S. Dollar relative to the British Pound, Euro, Canadian Dollar and Chinese Yuan Renminbi, as related to certain accounts receivable and to our foreign operations. We are also subject to translation exposure of our foreign subsidiaries’ financial statements. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated sales or net income. In addition, a small portion of our consolidated accounts receivable are denominated in foreign currencies. In the first six months of fiscal 2015, we did not enter into any hedge contracts in an attempt to offset any adverse effect of changes in currency exchange rates. We believe that the overall foreign currency fluctuation risk is not material to our Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  March 10, 2015

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