Form 10-Q
period 2015-04-30
OIL DRI CORP OF AMERICA
filed 2015-06-08
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended April 30, 2015
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2015.

Common Stock – 5,001,797 Shares and Class B Stock – 2,064,994 Shares

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

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	April 30, 2015	July 31, 2014
Current Assets
Cash and cash equivalents	$14,379	$16,230
Restricted cash	—	129
Short-term investments	480	2,640
Accounts receivable, less allowance of $744 and $707 at April 30, 2015 and July 31, 2014, respectively	31,965	30,997
Inventories	24,285	24,483
Deferred income taxes	1,570	1,570
Prepaid repairs expense	3,738	3,722
Prepaid expenses and other assets	2,074	3,745
Total Current Assets	78,491	83,516

Property, Plant and Equipment
Cost	209,006	199,095
Less accumulated depreciation and amortization	(128,459)	(124,199)
Total Property, Plant and Equipment, Net	80,547	74,896

Other Assets
Goodwill	9,034	9,034
Trademarks and patents, net of accumulated amortization of $316 and $420 at April 30, 2015 and July 31, 2014, respectively	903	660
Debt issuance costs, net of accumulated amortization of $432 and $522 at April 30, 2015 and July 31 2014, respectively	170	243
Licensing agreements and non-compete agreements, net of accumulated amortization of $1,285 and $1,145 at April 30, 2015 and July 31, 2014, respectively	15	155
Customer list, net of accumulated amortization of $1,762 and $764 at April 30, 2015 and July 31, 2014, respectively	6,023	7,020
Deferred income taxes	4,011	4,448
Other	6,232	6,232
Total Other Assets	26,388	27,792

Total Assets	$185,426	$186,204

The accompanying notes are an integral part of the condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	April 30, 2015	July 31, 2014
Current Liabilities
Current maturities of notes payable	$3,483	$3,500
Accounts payable	6,165	7,352
Dividends payable	1,310	1,311
Accrued expenses:
Salaries, wages and commissions	5,203	4,448
Trade promotions and advertising	3,763	2,182
Freight	2,313	2,504
Other	6,492	8,203
Total Current Liabilities	28,729	29,500

Noncurrent Liabilities
Notes payable	15,417	18,900
Deferred compensation	9,745	9,267
Pension and postretirement benefits	22,129	22,273
Other	2,036	1,956
Total Noncurrent Liabilities	49,327	52,396

Total Liabilities	78,056	81,896

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,934,093 shares at April 30, 2015 and 7,917,393 shares at July 31, 2014	793	792
Class B Stock, par value $.10 per share, issued 2,389,735 shares at April 30, 2015 and 2,394,735 shares at July 31, 2014	239	239
Additional paid-in capital	33,518	33,130
Restricted unearned stock compensation	(1,223)	(2,225)
Retained earnings	138,405	136,039
Accumulated other comprehensive income:
Unrealized gain on marketable securities	—	114
Pension and postretirement benefits	(8,344)	(8,632)
Cumulative translation adjustment	(48)	255
Total accumulated other comprehensive loss	(8,392)	(8,263)
Less Treasury Stock, at cost (2,932,296 Common and 324,741 Class B shares at April 30, 2015 and 2,915,651 Common and 324,741 Class B shares at July 31, 2014)	(55,970)	(55,404)
Total Stockholders’ Equity	107,370	104,308

Total Liabilities & Stockholders’ Equity	$185,426	$186,204

The accompanying notes are an integral part of the condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Nine Months Ended April 30,
	2015	2014

Net Sales	$195,883	$200,268
Cost of Sales	(152,448)	(152,991)
Gross Profit	43,435	47,277
Selling, General and Administrative Expenses	(34,085)	(36,211)
Income from Operations	9,350	11,066

Other Income (Expense)
Interest expense	(1,018)	(1,186)
Interest income	11	19
Other, net	310	387
Total Other Income (Expense), Net	(697)	(780)

Income Before Income Taxes	8,653	10,286
Income taxes	(2,351)	(2,396)
Net Income	6,302	7,890

Retained Earnings:
Balance at beginning of period	136,039	132,750
Cash dividends declared and treasury stock issuances	(3,936)	(3,739)
Balance at end of period	$138,405	$136,901

Net Income Per Share
Basic Common	$0.96	$1.20
Basic Class B	$0.72	$0.90
Diluted	$0.88	$1.11
Average Shares Outstanding
Basic Common	4,953	4,974
Basic Class B	2,018	2,000
Diluted	7,034	6,998
Dividends Declared Per Share
Basic Common	$0.6000	$0.5700
Basic Class B	$0.4500	$0.4275

The accompanying notes are an integral part of the condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Nine Months Ended April 30,
	2015	2014

Net Income	$6,302	$7,890

Other Comprehensive Loss:
Unrealized (loss) gain on marketable securities	(114)	28
Pension and postretirement benefits (net of tax)	288	178
Cumulative translation adjustment	(303)	(239)
Other Comprehensive Loss	(129)	(33)
Total Comprehensive Income	$6,173	$7,857

The accompanying notes are an integral part of the condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)
(unaudited)

	(unaudited)
	For the Three Months Ended April 30,
	2015	2014

Net Sales	$65,196	$67,417
Cost of Sales	(50,763)	(53,533)
Gross Profit	14,433	13,884
Selling, General and Administrative Expenses	(12,524)	(12,894)
Income from Operations	1,909	990

Other Income (Expense)
Interest expense	(329)	(377)
Interest income	6	3
Other, net	316	247
Total Other Income (Expense), Net	(7)	(127)

Income Before Income Taxes	1,902	863
Income taxes	(517)	(141)
Net Income	1,385	722

Net Income Per Share
Basic Common	$0.21	$0.11
Basic Class B	$0.16	$0.08
Diluted	$0.19	$0.10
Average Shares Outstanding
Basic Common	4,957	4,987
Basic Class B	2,022	2,004
Diluted	7,046	7,013
Dividends Declared Per Share
Basic Common	$0.2000	$0.1900
Basic Class B	$0.1500	$0.1425

The accompanying notes are an integral part of the condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)
(unaudited)

	(unaudited)
	For the Three Months Ended April 30,
	2015	2014

Net Income	$1,385	$722

Other Comprehensive Income:
Unrealized gain on marketable securities	—	30
Pension and postretirement benefits (net of tax)	96	65
Cumulative translation adjustment	134	55
Other Comprehensive Income	230	150
Total Comprehensive Income	$1,615	$872

The accompanying notes are an integral part of the condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Nine Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2015	2014
Net Income	$6,302	$7,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,955	7,607
Amortization of investment net discount	(1)	(2)
Non-cash stock compensation expense	866	873
Excess tax benefits for share-based payments	(68)	(65)
Deferred income taxes	431	776
Provision for bad debts and cash discounts	215	36
Loss on the sale of fixed assets	112	105
Gain on sale of marketable securities	(105)	—
Life insurance benefits	(117)	—
(Increase) Decrease in assets:
Accounts receivable	(1,183)	(1,742)
Inventories	198	(2,884)
Prepaid expenses	1,655	(1,276)
Other assets	(1,438)	(444)
Increase (Decrease) in liabilities:
Accounts payable	(691)	415
Accrued expenses	348	(1,981)
Deferred compensation	478	568
Pension and postretirement benefits	144	638
Other liabilities	167	196
Total Adjustments	9,966	2,820
Net Cash Provided by Operating Activities	16,268	10,710

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,945)	(13,291)
Proceeds from sale of property, plant and equipment	22	91
Acquisition of business	—	(12,814)
Restricted cash	129	(191)
Purchases of short-term investments	(700)	(9,911)
Dispositions of short-term investments	2,861	25,132
Proceeds from sale of marketable securities	108	—
Proceeds from life insurance	903	—
Net Cash Used in Investing Activities	(10,622)	(10,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,500)	(3,500)
Dividends paid	(3,937)	(3,719)
Purchase of treasury stock	(122)	(63)
Proceeds from issuance of treasury stock	—	39
Proceeds from issuance of common stock	15	12
Excess tax benefits for share-based payments	68	65
Net Cash Used in Financing Activities	(7,476)	(7,166)
Effect of exchange rate changes on cash and cash equivalents	(21)	(159)
Net Decrease in Cash and Cash Equivalents	(1,851)	(7,599)
Cash and Cash Equivalents, Beginning of Period	16,230	24,035
Cash and Cash Equivalents, End of Period	$14,379	$16,436

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Nine Months Ended April 30,
	2015	2014
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in Accounts payable	$193	$537
Capital expenditures included in Accrued expenses	$183	$41

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

The unaudited condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and nine months ended April 30, 2015 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2015.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

The tangible property regulations (“repair regulations") released by the Internal Revenue Service in September 2013 under Sections 162(a) and 263(a) of the Internal Revenue Code were effective for our tax year beginning August 1, 2014. The repair regulations provide guidance regarding the timing of deductions and the capitalization of amounts paid to acquire, produce or improve tangible property. We believe our accounting policies comply with the requirements of the repair regulations and there is no material impact on our Consolidated Financial Statements.

Recently Issued Regulations

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance under Accounting Standards Codification (“ASC”) 250, Revenue from Contract with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. Transition options include either a full or modified retrospective approach and early adoption is not permitted. This guidance will be effective at the beginning of our first quarter of fiscal 2018. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

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

In April 2015, the FASB issued guidance under ASC 835, Simplifying the Presentation of Debt Issuance Cost, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, rather than as an asset. This guidance is effective for our first quarter of fiscal year 2016 and early adoption is permitted. The guidance must be applied on a retrospective basis. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

In April 2015, the FASB also issued guidance under ASC 350, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The new guidance provides that if a cloud computing arrangement includes a software license, then the software license element should be accounted for consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the arrangement should be accounted for as a service contract. This new guidance is effective for our first quarter of fiscal year 2016 and early adoption is permitted. Transition options include either a retrospective or prospective approach. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

In May 2015, the FASB issued guidance under ASC 820, Disclosure for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The new guidance provides that investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy; however, information on such investments should continue to be disclosed to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. This new guidance is effective for our first quarter of fiscal year 2016 and early adoption is permitted. The guidance must be applied retrospectively to all periods presented. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	April 30, 2015	July 31, 2014
Finished goods	$13,802	$14,326
Packaging	5,346	5,402
Other	5,137	4,755
Total Inventories	$24,285	$24,483

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The obsolescence reserve not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at April 30, 2015 and July 31, 2014 were $582,000 and $390,000, respectively.

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

The following table summarizes our financial assets and liabilities that were measured at fair value by level within the fair value hierarchy:

	Fair Value at April 30, 2015		Fair Value at July 31, 2014
	(in thousands)		(in thousands)
	Total	Level 1	Total	Level 1
Assets
Cash equivalents	$4,026	$4,026	$5,728	$5,728
Marketable equity securities	—	—	117	117

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

Short-term investments on the condensed Consolidated Balance Sheets included U.S. Treasury securities and certificates of deposit. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost on the condensed Consolidated Balance Sheets, which approximated fair value as of April 30, 2015 and July 31, 2014. These balances are excluded from the above table.

Accounts receivable and accounts payable balances on the condensed Consolidated Balance Sheets approximated their fair values at April 30, 2015 and July 31, 2014 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

Prepaid expenses and other assets on the condensed Consolidated Balance Sheets as of July 31, 2014 included a receivable of $255,000 related to our acquisition of certain assets of MFM Industries Inc. (“MFM”) during fiscal 2014. This receivable is excluded from the above table. The receivable represented the estimated amount due to us upon the sale of the real property retained by MFM. We evaluated the value of this receivable during fiscal 2015 and reduced the balance to $114,500 as of the end of the first quarter. We received $116,000 in settlement upon sale of the land during the second quarter of fiscal 2015, thereby eliminating the receivable balance as of April 30, 2015.

Notes payable on the condensed Consolidated Balance Sheets are carried at the face amount of future maturities and are excluded from the above table. The estimated fair value of notes payable, including current maturities, was $20,516,000 and $23,940,000 as of April 30, 2015 and July 31, 2014, respectively. Our debt does not trade on a daily basis in an active market, therefore the fair value estimate is based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

We apply fair value techniques on at least an annual basis associated with: (1) valuing potential impairment loss related to goodwill, trademarks and other indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets. See Note 5 for further information about goodwill and other intangible assets.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible amortization expense was $410,000 and $329,000 in the third quarter of fiscal 2015 and 2014, respectively. Intangible amortization expense was $1,230,000 and $754,000 for the first nine months of fiscal 2015 and 2014, respectively. Estimated intangible amortization for the remainder of fiscal 2015 is $379,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2016	$1,419
2017	$1,191
2018	$982
2019	$795
2020	$625

We have one acquired trademark recorded at a cost of $376,000 that was determined to have an indefinite life and is not amortized.

Our annual goodwill impairment analysis was performed in the first quarter of fiscal 2015 and did not indicate any impairment. There have been no triggering events identified that would indicate the need to re-test for possible impairment.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2015	2014	2015	2014
Service cost	$402	$352	$1,205	$1,073
Interest cost	463	445	1,388	1,316
Expected return on plan assets	(470)	(428)	(1,409)	(1,286)
Amortization of:
Prior service costs	2	3	7	10
Other actuarial loss	144	93	433	249
Net periodic benefit cost	$541	$465	$1,624	$1,362

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2015	2014	2015	2014
Service cost	$33	$26	$100	$86
Interest cost	26	26	79	84
Amortization of:
Net transition obligation	1	4	1	12
Prior service costs	(2)	(2)	(5)	(5)
Other actuarial loss	10	5	28	20
Net periodic benefit cost	$68	$59	$203	$197

The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

The pension plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We contributed $925,000 and $1,506,000 to our pension plan during the third quarter and first nine months of fiscal 2015, respectively. We estimate contributions will be $284,000 for the remainder of fiscal 2015. See Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

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

			Assets
			April 30, 2015	July 31, 2014
			(in thousands)
Business to Business Products			$53,942	$53,823
Retail and Wholesale Products			98,711	95,712
Unallocated Assets			32,773	36,669
Total Assets			$185,426	$186,204

	For the Nine Months Ended April 30,
	Net Sales		Income
	2015	2014	2015	2014
	(in thousands)
Business to Business Products	$68,549	$71,649	$20,990	$20,980
Retail and Wholesale Products	127,334	128,619	2,521	3,563
Total Sales	$195,883	$200,268
Corporate Expenses			(14,161)	(13,477)
Income from Operations			9,350	11,066
Total Other Expense, Net			(697)	(780)
Income before Income Taxes			8,653	10,286
Income Taxes			(2,351)	(2,396)
Net Income			$6,302	$7,890

	For the Three Months Ended April 30,
	Net Sales		Income
	2015	2014	2015	2014
	(in thousands)
Business to Business Products	$21,854	$22,470	$6,676	$5,336
Retail and Wholesale Products	43,342	44,947	373	(694)
Total Sales	$65,196	$67,417
Corporate Expenses			(5,140)	(3,652)
Income from Operations			1,909	990
Total Other Expense, Net			(7)	(127)
Income before Income Taxes			1,902	863
Income Taxes			(517)	(141)
Net Income			$1,385	$722

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

Stock Options

A summary of stock option transactions is shown below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options outstanding and exercisable, July 31, 2014	44	$15.43	1.9	$611
Exercised	(1)	$15.37		$13
Options outstanding and exercisable, April 30, 2015	43	$15.43	1.2	$756

There were no stock options exercised in the third quarter of either fiscal 2015 or 2014. The amount of cash received from the exercise of stock options during the first nine months of fiscal 2015 was $15,000 and the related tax benefit was $3,000. The amount of cash received from the exercise of stock options during the first nine months of fiscal 2014 was $51,000 and the related tax benefit was $24,000.

No stock options were granted in the first nine months of either fiscal 2015 or 2014.

Restricted Stock

All of our non-vested restricted stock as of April 30, 2015 was issued under the 2006 Plan with vesting periods between two years and five years.

Under the 2006 Plan, no restricted shares of Common Stock were granted in the third quarter of fiscal year 2015. There were 18,000 restricted shares granted in the third quarter of fiscal 2014.

Stock-based compensation expense related to non-vested restricted stock in the third quarter of fiscal years 2015 and 2014 was $210,000 and $313,000, respectively. In the first nine months of fiscal years 2015 and 2014, the stock-based compensation expense related to non-vested restricted stock was $866,000 and $873,000, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2014	122	$27.31
Granted	11	$28.68
Vested	(38)	$23.21
Forfeitures	(13)	$34.07
Non-vested restricted stock outstanding at April 30, 2015	82	$28.32

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component as of April 30, 2015 (in thousands):

	Unrealized Gain (Loss) on Marketable Securities		Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of July 31, 2014	$114		$(8,632)		$255	$(8,263)
Other comprehensive loss before reclassifications, net of tax	(9)		—		(303)	(312)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(105)	a)	288	b)	—	183
Net current-period other comprehensive income (loss), net of tax	(114)		288		(303)	(129)
Balance as of April 30, 2015	$—		$(8,344)		$(48)	$(8,392)

a) Amount is included in the condensed Consolidated Statements of Income on the Other, net line item.

b) Amount is net of tax expense of $176,000. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 6 for further information.

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

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other clay-like sorbent materials. Our principal products include agricultural and horticultural chemical carriers, animal health and nutrition products, cat litter, fluid purification and filtration bleaching clays, industrial and automotive floor absorbents and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: Retail and Wholesale Products Group and Business to Business Products Group, as described in Note 7 of the notes to condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2015 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2014

CONSOLIDATED RESULTS

Consolidated net sales for the nine months ended April 30, 2015 were $195,883,000, a decrease of 2% from net sales of $200,268,000 for the nine months ended April 30, 2014. Net sales were down for both our Retail and Wholesale Products and Business to Business Products Groups. Consolidated net income for the first nine months of fiscal 2015 was $6,302,000, compared to $7,890,000 for the first nine months of fiscal 2014. Operating income declined for our Retail and Wholesale Products Group and was flat for our Business to Business Products Group. Diluted net income per share was $0.88 for the first nine months of fiscal 2015, compared to $1.11 for the first nine months of fiscal 2014.

Consolidated gross profit as a percentage of net sales for the first nine months of fiscal 2015 was 22%, which was lower than the 24% reported for the first nine months of fiscal 2014. Gross profit declined due primarily to higher manufacturing and packaging costs per ton and an unfavorable product mix. The increase in manufacturing costs per ton was driven by reduced fixed cost absorption due to fewer tons produced and increased labor and depreciation costs. Depreciation costs increased as we continue to invest in machinery and equipment at our plants. Partially offsetting these cost increases was a 24% decline in the cost per manufactured ton for natural gas used to operate kilns that dry our clay. Freight costs overall were essentially flat. Lower diesel fuel costs were mostly offset by cost increases accompanying regulation in the trucking industry. The impact of packaging costs and product mix are discussed by operating segment below.

Total selling, general and administrative expenses were lower for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014. Selling, general and administrative expenses as a percentage of net sales were also lower at 17% compared to 18% for the first nine months of fiscal 2015 and 2014, respectively. The discussions of the segments' operating incomes below describe the change in the selling, general and administrative expenses that were allocated to the operating segments, particularly lower advertising costs in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in the first nine months of fiscal 2015 included a higher estimated annual incentive plan bonus accrual as compared to the prior year. The incentive bonus expenses were based on performance targets that were established for each fiscal year.

Interest expense was $168,000 lower for the first nine months of fiscal 2015 compared to the same period in fiscal 2014 due to a reduction of notes payable.

Our effective tax rate was 27% of pre-tax income in the first nine months of fiscal 2015, which was higher than the 23% rate for the first nine months of fiscal 2014. Our effective tax rate was based on the estimated level of our taxable income for the year and the assessment of various deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first nine months of fiscal 2015 were $68,549,000, a decrease of $3,100,000, or 4%, from net sales of $71,649,000 for the first nine months of fiscal 2014. Net sales of fluid purification products were down approximately 12% as a result of fewer tons sold and an unfavorable product sales mix (defined as a lower proportion of sales from products with a higher selling price). Usage of our product by edible oil producers declined due to natural variations in the quality and characteristics of certain seed and bean crops. In addition, sales in foreign markets suffered due to the strength of the U.S. Dollar relative to various foreign currencies, which effectively increased the price of our product compared to foreign competitors' products. Our co-packaged coarse cat litter net sales reflected the continued decline in the coarse litter market and were down approximately 9% compared to the first nine months of the prior year. Partially offsetting these declines was a net sales increase of approximately 13% for our standard and engineered granule products used by agricultural and horticultural chemical producers. Net sales of animal health and nutrition products also increased approximately 10% due primarily to sales by our subsidiary in China (Amlan Trading (Shenzhen) Company, Ltd.)

The Business to Business Products Group’s operating income for the first nine months of fiscal 2015 was $20,990,000, an increase of $10,000 from operating income of $20,980,000 for the first nine months of fiscal 2014. Operating income was negatively impacted by the reduced sales and higher manufacturing costs, but was positively impacted by the lower cost per manufactured ton for natural gas used to operate kilns that dry our clay. See further discussion of manufacturing costs in “Consolidated Results” above.

Selling, general and administrative expenses for the Business to Business Products Group were 4% lower than the first nine months of fiscal 2014. Lower sales of our fluid purification products reduced commissions paid to outside distributors. Our subsidiary in China, which was fully operational during the first nine months of fiscal 2015, incurred additional internal sales personnel costs but accordingly reduced external distributor commissions.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first nine months of fiscal 2015 were $127,334,000, a decrease of $1,285,000, or 1%, from net sales of $128,619,000 for the first nine months of fiscal 2014. Net sales declined for our cat litter products and for our foreign subsidiaries in Canada and the United Kingdom, but increased for industrial absorbents products. Our foreign subsidiaries are discussed under “Foreign Operations” below. Overall cat litter net sales and tons sold were down compared to the first nine months of the prior year. Our branded cat litter net sales decrease of approximately12% was attributed primarily to our competitors' introduction of new products, which were accompanied by increased advertising and aggressive price discounts. The lightweight scoopable segment of the cat litter market continues to grow according to recent data from an independent market reporting service. We believe our relatively low density clay reserves position us well for future growth. Sales of our new Cat's Pride Fresh & Light Ultimate Care products commenced at the end of the second quarter. Private label cat litter sales increased approximately 14%. The increased private label cat litter sales were attributed to the acquisition of MFM in the second quarter of fiscal 2014 (additional MFM-related sales are included in nine months of fiscal 2015 but only six months of fiscal 2014), sales to new customers and sales of our new lightweight private label product, which launched at the end of the second quarter of fiscal 2015. Branded and generic floor absorbent sales increased approximately 9% as the result of increased volume and a higher average selling price.

The Retail and Wholesale Products Group's operating income for the first nine months of fiscal 2015 was $2,521,000, a decrease of $1,042,000, or 29%, from operating income of $3,563,000 for the first nine months of fiscal 2014. Operating income was diminished by the increased proportion of total cat litter sales derived from private label cat litter, which generally has a lower gross profit than branded cat litter. Higher non-fuel manufacturing and packaging costs further reduced operating income, while freight costs were relatively flat. See discussion of manufacturing costs in “Consolidated Results” above. Packaging costs rose approximately 6% due to higher prices for plastics commodities, particularly resin, used to package many of our cat litter products. We anticipate that the recent drop in resin prices will provide some cost relief for the fourth quarter of fiscal 2015 due to supply contract pricing adjustments. These unfavorable factors more than offset the benefits of lower selling general and administrative expenses, discussed below, and the lower cost per manufactured ton for natural gas used to operate kilns that dry our clay.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 16% lower than the first nine months of fiscal 2014 due to lower advertising expenses, which were partially offset by higher amortization expense for intangible assets related to the MFM acquisition.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first nine months of fiscal 2015 were $8,245,000, a 2% increase compared to net sales of $8,119,000 during the first nine months of fiscal 2014. The net sales increase was attributed primarily to our subsidiary in China, which more than offset lower cat litter sales by our Canadian subsidiary. Net sales by our foreign subsidiaries represented 4% of our consolidated net sales during the first nine months of both fiscal years 2015 and 2014.

Our foreign subsidiaries reported a net loss of $940,000 for the first nine months of fiscal 2015 compared to a net loss of $374,000 for the first nine months of fiscal 2014. The net loss increased due primarily to a greater reported loss at our new subsidiary in China, which is still being integrated into the market, and foreign currency exchange losses upon translation of financial results to reported U.S. Dollars. In addition, both our United Kingdom and Canadian subsidiaries incurred higher costs for items purchased from the United States due to the strength of the U.S. Dollar compared to their respective local currencies.

Identifiable assets of our foreign subsidiaries as of April 30, 2015 were $7,724,000, compared to $8,221,000 as of April 30, 2014. The decrease was due primarily to lower net fixed assets, cash and accounts receivable, which were partially offset by higher deferred income taxes.

THREE MONTHS ENDED APRIL 30, 2015 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2014

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended April 30, 2015 were $65,196,000, a decrease of 3% from net sales of $67,417,000 for the three months ended April 30, 2014. Net sales were down for both our Retail and Wholesale Products and Business to Business Products Groups. Consolidated net income for the third quarter of fiscal 2015 was $1,385,000, compared to $722,000 for the third quarter of fiscal 2014. Operating income increased for both our Retail and Wholesale Products Group and our Business to Business Products Group. Diluted net income per share was $0.19 for the third quarter of fiscal 2015, compared to $0.10 for the third quarter of fiscal 2014.

Our consolidated gross profit as a percentage of net sales for the third quarter of fiscal 2015 was 22%, compared to 21% for the third quarter of fiscal 2014. Gross profit was positively impacted by a 37% decline in the cost per manufactured ton for natural gas used to operate kilns that dry our clay, which was partially offset by an unfavorable product mix and by an increase in other manufacturing costs. The increase in manufacturing costs per ton was driven by reduced fixed cost absorption due to fewer tons produced and increased labor and depreciation costs. Depreciation costs increased as we continue to invest in machinery and equipment at our plants. Freight costs overall were essentially flat. Lower diesel fuel costs were mostly offset by cost increases accompanying regulation in the trucking industry. Price increases moderated for commodities used in packaging.

Total selling, general and administrative expenses were lower for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, but were consistent as a percent of sales between periods. The discussion of the segments' operating incomes below describes the reduction in selling, general and administrative expenses that were allocated to the operating segments. The remaining unallocated corporate expenses in the third quarter of fiscal 2015 included a higher estimated annual incentive bonus accrual as compared to the prior year. The incentive bonus expenses were based on performance targets that were established for each fiscal year.

Interest expense was $48,000 lower for the third quarter of fiscal 2015 compared to the same period in fiscal 2014 due primarily to a reduction of notes payable.

Our effective tax rate was 27% of pre-tax income in the third quarter of fiscal 2015 compared to 16% in the third quarter of fiscal 2014. Our effective tax rate was based on the estimated level of our taxable income for the year and the assessment of various deductions, including depletion. A year-to-date adjustment to the effective tax rate significantly impacted the third quarter of fiscal 2014. Tax expense in the third quarters of each fiscal year included a true-up of the tax provision estimate upon filing of the prior year's tax returns.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the third quarter of fiscal 2015 were $21,854,000, a decrease of $616,000, or 3%, from net sales of $22,470,000 for the third quarter of fiscal 2014. Net sales of fluid purification products were approximately 18% lower primarily as a result of fewer tons sold. Usage of our product by edible oil producers declined due to natural variations in the quality and characteristics of certain bean and seed crops. In addition, sales in foreign markets suffered due to the strength of the U.S. Dollar relative to various foreign currencies, which effectively increased the price of our product compared to foreign competitors' products. Our co-packaged traditional coarse cat litter net sales reflected the continued decline in the coarse litter market and were down approximately 7% compared to the third quarter of the prior year. Partially offsetting these declines were approximately 39% higher sales of our standard and engineered granule products used by agricultural and horticultural chemical producers. In addition, sales of animal health and nutrition products increased approximately 15% higher due primarily to sales by our subsidiary in China and a favorable product sales mix.

The Business to Business Products Group’s operating income for the third quarter of fiscal 2015 was $6,676,000, an increase of $1,340,000, or 25%, from operating income of $5,336,000 in the third quarter of fiscal 2014. Operating income was positively impacted by the lower cost per manufactured ton for natural gas used to operate kilns that dry our clay, but was negatively impacted by higher manufacturing costs and the reduced sales described above. See further discussion of manufacturing in “Consolidated Results” above.

Selling, general and administrative expenses for the Business to Business Products Group were 13% lower compared to the third quarter of fiscal 2014. Lower sales of our fluid purification products reduced commissions paid to outside distributors. Our subsidiary in China, which was fully operational during the third quarter of fiscal 2015, incurred additional internal sales personnel costs but accordingly reduced external distributor commissions.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the third quarter of fiscal 2015 were $43,342,000, a decrease of $1,605,000, or 4%, from net sales of $44,947,000 for the third quarter of fiscal 2014. Net sales declined for cat litter products and for our foreign subsidiaries in Canada and the United Kingdom, but increased for industrial absorbents products. Our foreign subsidiaries are discussed under “Foreign Operations” below. Overall cat litter net sales and tons sold were down compared to the third quarter of the prior year. Our branded cat litter net sales decreased by approximately 16% due primarily to continued pressure from competitors' advertising campaigns and aggressive price discounts. The lightweight scoopable segment of the cat litter market continues to grow according to recent data from an independent market reporting service. We believe our relatively low density clay reserves position us well for future growth. Our new Cat's Pride Fresh & Light Ultimate Care sales commenced at the end of the second quarter. Our private label cat litter sales increased approximately 6%. The increased sales were attributed to new customers and sales of our new lightweight private label cat litter products, which launched at the end of the second quarter of fiscal 2015. Branded and generic floor absorbent sales increased approximately 7% as the result of increased volume and a higher average selling price.

The Retail and Wholesale Products Group reported operating income of $373,000 for the third quarter of fiscal 2015, an increase of $1,067,000 from an operating loss of $694,000 for the third quarter of fiscal 2014. The improved operating income was driven by lower advertising costs and by a lower cost per manufactured ton for natural gas used to operate kilns that dry our clay. Operating income was negatively impacted by higher non-fuel manufacturing costs and by an unfavorable product mix. Manufacturing costs are discussed in “Consolidated Results” above. Product mix reflected an increased proportion of total cat litter sales derived from private label cat litter, which generally has a lower gross profit than branded cat litter. In addition, packaging costs rose approximately 3% due to higher prices for plastics commodities, particularly resin, used to package many of our cat litter products. We anticipate that the recent drop in resin prices will provide some cost relief for the fourth quarter of fiscal 2015 due to supply contract pricing adjustments.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 22% lower than the third quarter of fiscal 2014 due primarily to lower advertising costs.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during the third quarter of fiscal 2015 were $2,378,000, a 6% decrease compared to net sales of $2,537,000 during the third quarter of fiscal 2014. Lower cat litter sales by our Canadian subsidiary and lower export sales by our United Kingdom subsidiary were partially offset by increased sales for our subsidiary in China. Net sales by our foreign subsidiaries represented approximately 4% of our consolidated net sales during the third quarter of both fiscal years 2015 and 2014.

Our foreign subsidiaries reported a net loss of $278,000 for the third quarter of fiscal 2015 compared to a net loss of $132,000 for the third quarter of fiscal 2014. The net loss increased due primarily to the lower sales discussed above. In addition, both our United Kingdom and Canadian subsidiaries incurred higher costs for items purchased from the United States due to the strength of the U.S. Dollar compared to their respective local currencies.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities and real estate; supporting new product development; investing in infrastructure; repurchasing Common Stock; paying dividends; and business acquisitions. During the first nine months of fiscal 2015, we principally used cash generated from operations and from previous debt issuances to fund these requirements. We also have the ability to borrow under our revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”), as described further below, however we have not borrowed under the credit agreement in recent years. Cash and cash equivalents decreased $1,851,000 during the first nine months of fiscal 2015 to $14,379,000 as of April 30, 2015.

The following table sets forth certain elements of our condensed Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended April 30,
	2015	2014
Net cash provided by operating activities	$16,268	$10,710
Net cash used in investing activities	(10,622)	(10,984)
Net cash used in financing activities	(7,476)	(7,166)
Effect of exchange rate changes on cash and cash equivalents	(21)	(159)
Net decrease in cash and cash equivalents	$(1,851)	$(7,599)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first nine months of fiscal years 2015 and 2014 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $968,000 in the first nine months of fiscal 2015 compared to an increase of $1,706,000 in the first nine months of fiscal 2014. Sales in the third quarter of fiscal 2015 were lower than in the third quarter of fiscal 2014. The change in both periods is also subject to the timing of sales and collections and the payment terms provided to various customers.

Inventories decreased $198,000 in the first nine months of fiscal 2015 compared to an increase of $2,884,000 in the same period in fiscal 2014. Finished goods inventory was down in the first nine months of fiscal 2015 due primarily to increased sales of agricultural chemical products. The lower finished goods inventory was partially offset by higher additives inventories due to favorable purchasing opportunities. In the first nine months of fiscal 2014, finished goods inventory was up primarily due to higher costs and increased tons in inventory. Packaging inventories were also up due to higher costs and production projections for certain products.

Prepaid expenses decreased $1,655,000 in the first nine months of fiscal 2015 compared to an increase of $1,276,000 in the first nine months of fiscal 2014. The decrease in the first nine months of fiscal 2015 was due primarily to a reclassification of prepaid rents and royalties to other long-term assets and a decrease in prepaid income taxes. These decreases were partially offset by increases in both prepaid insurance and prepaid advertising. The increase in prepaid expenses in the first nine months of fiscal 2014 was due primarily to increases in prepaid expenses for income taxes, advertising and insurance.

Other assets increased $1,438,000 in the first nine months of fiscal 2015 compared to an increase of $444,000 in the first nine months of fiscal 2014. The increase in the first nine months of fiscal 2015 was due primarily to the reclassification of prepaid rents and royalties from current prepaid expenses, which was partially offset by a decrease in the cash surrender value of life insurance on key employees due to the closing of two policies. The increase in the first nine months of fiscal 2014 was due to an increase in the cash surrender value of life insurance.

Accounts payable decreased $691,000 in the first nine months of fiscal 2015 compared to an increase of $415,000 in the first nine months of fiscal 2014. Trade and freight payables varied in both periods due to timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses increased $348,000 in the first nine months of fiscal 2015 compared to a decrease of $1,981,000 in the first nine months of fiscal 2014. Accrued salaries included the discretionary incentive bonus accrual, which in the first nine months of both fiscal 2015 and 2014 decreased by the payout of the prior fiscal year's bonus and increased by the amount of the fiscal year's first nine months' accrual. The payout in the first nine months of fiscal 2014 was substantially higher than the payout in the first nine months of fiscal 2015. Accrued trade promotions and advertising in the first nine months of both fiscal 2015 and 2014 varied due to the timing of marketing programs. Similar to accounts payable, accrued plant expenses fluctuated due to timing of payments, changes in the cost of goods and services we purchased, production volume levels and vendor payment terms. In addition, the purchase of plant equipment previously under a capital lease reduced accrued expense in the first nine months of fiscal 2015.

Deferred compensation increased $478,000 in the first nine months of fiscal 2015 compared to an increase of $568,000 in the first nine months of fiscal 2014. Deferred compensation balances in both periods were reduced by scheduled payouts and were increased by employee deferrals and interest earned on accumulated balances.

Pension and other postretirement liabilities increased $144,000 in the first nine months of fiscal 2015 compared to an increase of $638,000 in the first nine months of fiscal 2014. The liability for both periods was determined based on annual actuarial valuations using various assumptions. See Note 6 of the notes to condensed Consolidated Financial Statements for further discussion of our postretirement benefit obligations.

Other liabilities increased $167,000 in the first nine months of fiscal 2015 compared to an increase of $196,000 in the first nine months of fiscal 2014. Our mine site reclamation liability increased in the first nine months of both fiscal 2014 and 2015. A reclassification of the uncertain tax positions accrual to long-term also contributed to the increase for the first nine months of fiscal 2014.

Net cash used in investing activities

Cash used in investing activities was $10,622,000 in the first nine months of fiscal 2015 compared to cash used in investing activities of $10,984,000 in the first nine months of fiscal 2014. In the first nine months of fiscal 2015, cash proceeds of $903,000 were received from the closing of two life insurance policies on former key employees. In the first nine months of fiscal 2014, $12,814,000 of cash was used in the acquisition of MFM, plus an additional $191,000 was classified as restricted cash held in escrow at April 30, 2014. The final restricted cash disbursement was made and the remaining balance was returned to operating cash in the first nine months of fiscal 2015. Cash used for capital expenditures of $13,945,000 and $13,291,000 in the first nine months of fiscal 2015 and 2014, respectively, was primarily for new processing and packaging equipment as well as equipment replacement at our manufacturing facilities. Disposition of investment securities exceeded purchases by $2,161,000 and $15,221,000 in the first nine months of fiscal 2015 and 2014, respectively. Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities and the operating cash needs of the Company. In the first nine months of fiscal 2014, some of the proceeds from disposition of investment securities were used for the MFM acquisition described above.

Net cash used in financing activities

Cash used in financing activities was $7,476,000 in the first nine months of fiscal 2015 compared to cash used in financing activities of $7,166,000 in the first nine months of fiscal 2014. Scheduled payments on long-term debt in the first nine months of fiscal 2015 and 2014 were both $3,500,000. Dividend payments in the first nine months of fiscal 2015 were $3,937,000 compared to $3,719,000 paid during the same period of fiscal 2014 due to a dividend increase.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,103,000 as of April 30, 2015 were lower than the April 30, 2014 balances of $1,387,000. See further discussion in “Foreign Operations” above.

On December 4, 2014, we signed a fourth amendment to our credit agreement with BMO Harris, to extend the term to December 4, 2019. The new agreement provides for a $25,000,0000 unsecured revolving credit agreement, including a maximum of $5,000,000 for foreign letters of credit. The remaining terms are substantially unchanged from our previous agreement with BMO Harris, including the provision that we may select a variable rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At April 30, 2015, the variable rates would have been 3.25% for the BMO Harris prime-based rate or 1.70% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under the credit agreement during the nine months ended April 30, 2015 and 2014, and we were in compliance with its covenants.

As of April 30, 2015, we had remaining authority to repurchase 305,968 shares of Common Stock under a repurchase plan approved by our Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and amount of shares repurchased will be determined by our management.

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

The tables in the following subsection summarize our contractual obligations and commercial commitments (in thousands) as of April 30, 2015 for the time-frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Notes Payable	$18,900	$3,483	$6,167	$6,167	$3,083
Interest on Notes Payable	2,220	683	987	489	61
Operating Leases	4,964	1,624	2,464	692	184
Total Contractual Cash Obligations	$26,084	$5,790	$9,618	$7,348	$3,328

We made total contributions to our defined benefit pension plan of $1,506,000 during the first nine months of fiscal 2015. We estimate contributions of approximately $284,000 will be made during the remainder of fiscal 2015. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$30,468	$30,468	$—	$—	$—

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

Recently Issued Regulations

In May 2014, the FASB issued guidance under ASC 250, Revenue from Contract with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. Transition options include either a full or modified retrospective approach and early adoption is not permitted. This guidance will be effective at the beginning of our first quarter of fiscal 2018. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

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

In April 2015, the FASB issued guidance under ASC 835, Simplifying the Presentation of Debt Issuance Cost, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, rather than as an asset. This guidance is effective for our first quarter of fiscal year 2016 and early adoption is permitted. The guidance must be applied on a retrospective basis. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

In April 2015, the FASB also issued guidance under ASC 350, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The new guidance provides that if a cloud computing arrangement includes a software license, then the software license element should be accounted for consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the arrangement should be accounted for as a service contract. This new guidance is effective for our first quarter of fiscal year 2016 and early adoption is permitted. Transition options include either a retrospective or prospective approach. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

In May 2015, the FASB issued guidance under ASC 820, Disclosure for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The new guidance provides that investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy; however, information on such investments should continue to be disclosed to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. This new guidance is effective for our first quarter of fiscal year 2016 and early adoption is permitted. The guidance must be applied retrospectively to all periods presented. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We believe that the market risk arising from holdings of our financial instruments is not material.

We are exposed to foreign currency fluctuation risk, primarily the U.S. Dollar relative to the British Pound, Euro, Canadian Dollar, Chinese Yuan Renminbi and the Brazilian Real, as related to our foreign subsidiaries, to certain accounts receivable, and to our ability to sell in foreign markets. We are subject to translation exposure of our foreign subsidiaries’ financial statements from local currencies to U.S. Dollars. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated sales or net income. In addition, the portion of our consolidated accounts receivable denominated in foreign currencies is not significant. Finally, foreign sales of our products may be influenced by the relative strength of the U.S. Dollar compared to various other currencies, which makes our products relatively more or less expensive than our foreign competitors' products in local marketplaces. Foreign currency fluctuations had some bearing on our operating results in the first nine months of fiscal 2015; however, historically the overall foreign currency fluctuation risk has not been material to our Consolidated Financial Statements and we did not enter into any hedge contracts in an attempt to offset any adverse effect of changes in currency exchange rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2015, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarizes our Common Stock purchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES [1]
	(a)	(b)	(c)	(d)
For the Three Months Ended April 30, 2015	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]
February 1, 2015 to February 28, 2015	—	$—	—	309,613
March 1, 2015 to March 31, 2015	—	$—	—	309,613
April 1, 2015 to April 30, 2015	3,645	$33.60	3,645	305,968

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. We did not repurchase any shares of our Class B Stock during the period in question, and no shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Note 8 of the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014 filed with the SEC.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

10.1	Letter Agreement, dated as of April 23, 2015, between Oil-Dri Corporation of America and Paul D. Ziemnisky, Jr.*

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a–14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosures	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

BY /s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer

BY /s/ Daniel T. Smith
Daniel T. Smith
Vice President and Chief Financial Officer

Dated:  June 8, 2015

EXHIBITS

Exhibit No.	Description

10.1	Letter Agreement, dated as of April 23, 2015, between Oil-Dri Corporation of America and Paul D. Ziemnisky, Jr.*

11	Statement re: Computation of Earnings per Share.

31	Certifications pursuant to Rule 13a–14(a).

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures

101.INS	XBRL Taxonomy Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.

Note: Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213, by telephone at (312) 321-1515 or by e-mail to info@oildri.com.