Form 10-K
period 2015-07-31
OIL DRI CORP OF AMERICA
filed 2015-10-09
CIK 74046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 31, 2015 was $150,082,000.

Number of shares of each class of Oil-Dri’s capital stock outstanding as of September 30, 2015:

          Common Stock – 5,028,047 shares

          Class B Stock – 2,190,994 shares

          Class A Common Stock – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference: Oil-Dri’s Proxy Statement for its 2015 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) not later than November 28, 2015 (120 days after the end of Oil-Dri’s fiscal year ended July 31, 2015), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

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

TRADEMARK NOTICE

Agsorb, Amlan, Calibrin, Cat’s Pride, ConditionAde, Flo-Fre, Fresh & Light, Jonny Cat, KatKit, Oil-Dri, Pel-Unite, Perform, Pro Mound, Pro's Choice Sports Field Products, Pure-Flo, Rapid Dry, Select, Terra-Green, Ultra-Clear and Verge are all U.S. registered trademarks of Oil-Dri Corporation of America or of its subsidiaries. Saular is a Canadian registered trademark of Oil-Dri Corporation of America. Fresh & Light Ultimate Care, MD-09 and Snow & Go are trademarks of Oil-Dri Corporation of America. Fresh Step is a registered trademark of The Clorox Company (“Clorox”).

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

GENERAL BUSINESS DEVELOPMENTS

Fiscal year 2015 provided both opportunities and challenges that resulted in net income growth despite reduced net sales. We benefited from reduced costs for advertising, freight and natural gas throughout the year. Packaging costs also trended lower at year end. Our private label cat litter experienced sales growth as we continued to build our presence in this market after the acquisition of MFM Industries, Inc. (“MFM”) during fiscal year 2014 and with the introduction of a new private label lightweight scoopable product in fiscal 2015. Sales also improved from the prior year for our animal health and nutrition, and agricultural chemical carrier products, while our branded cat litter sales were hindered by intense competition. Foreign sales were also negatively impacted by currency fluctuations and our fluids purification products contended with unfavorable edible oil crop characteristics. We devoted resources at our manufacturing facilities to introduce new branded and private label lightweight scoopable products in the second half of fiscal year 2015, which we believe will position us well in this expanding segment of the cat litter market.

We believe our balance sheet remains strong at the end of fiscal year 2015 with higher cash and cash equivalents, lower inventory and reduced debt. During the year we continued to invest in capital at our plants and to increase dividend payments. Our cash requirements are subject to change as business conditions warrant and opportunities arise.

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

Agsorb and Verge carriers are used as an alternative to agricultural sprays. The clay granules absorb active ingredients and are then delivered directly into, or on top of, the ground providing a more precise application than chemical sprays. Verge carriers are spherical, uniform-sized granules with very low dust. Agsorb drying agent is blended into fertilizer-pesticide blends applied by farmers to absorb moisture and improve flowability. Agsorb also acts as a flowability aid for fertilizers and chemicals used in the lawn and garden market. Flo-Fre microgranules are used by grain processors and other large handlers of bulk products to soak up excess moisture, which prevents caking. We employ technical sales people to market these products in the United States.

Animal Health and Nutrition Products

We produce, or use contract processors to produce, several products used in the livestock feed industry. Many of these products are sold under the Amlan trademark. Our various Calibrin and ConditionAde products are used in animal feed and each has different attributes that improve animal health and development, such as adsorbing naturally occurring mycotoxins or managing intestinal bacterial and fungal biotoxins. Our MD-09 moisture manager product is another feed additive for the reduction of wet droppings in poultry. Pel-Unite and Pel-Unite Plus products are specialized animal feed pellet binders. These products are sold through a network of feed products distributors in the United States and/or through agreements with animal health and nutrition products distributors in Latin America, Africa, the Middle East and Asia. Beginning in fiscal year 2014, these products were also sold by sales people employed by our subsidiary located in China, as further described in Foreign Operations below.

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

Cat Litter Products

Branded products. We produce two types of mineral-based cat litter products, traditional coarse and scoopable, both of which have absorbent and odor controlling characteristics. Scoopable litters have the additional characteristic of clumping when exposed to moisture, allowing the consumer to selectively dispose of the used portion of the litter. Our coarse and scoopable products are sold under our Cat’s Pride and Jonny Cat brand names. Our Cat's Pride Fresh & Light product line introduced a scoopable lightweight litter to the industry that offers superior performance with the added convenience of being lighter to carry and pour. In addition, we offer our coarse litter in a pre-packaged, disposable tray under the Cat’s Pride KatKit and Jonny Cat brands. Moreover, we offer litter box liners under the Cat's Pride and Jonny Cat product lines.

Private label products. We also produce private label cat litters for other customers that are sold through both independent food brokers and our sales force to major grocery, drug, dollar store, mass-merchandiser and pet outlets. During fiscal 2015 we began producing scoopable lightweight private label cat litters.

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

Industrial and Automotive Products

We manufacture and/or sell products made from clay, polypropylene and recycled cotton materials that absorb oil, grease, water and other types of spills. These products are used in industrial, home and automotive environments. Our clay-based sorbent products, such as Oil-Dri branded floor absorbent, are used for floor maintenance in industrial applications to provide a non-slip and non-flammable surface for workers. These floor absorbents are also used in automotive repair facilities, car dealerships and other industrial applications, as well as for home use in garages and driveways. Our Oil-Dri branded polypropylene-based and cotton-based products are sold in various forms, such as pads, rolls, socks, booms and spill kits. In fiscal year 2015 we introduced a new product called Snow & Go, with a combination of clay and salt to serve as a unique winter traction aid that melts snow and ice and then absorbs the melted water before it can re-freeze.

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

FOREIGN OPERATIONS

Our wholly-owned subsidiary, Amlan Trading (Shenzhen) Company, Ltd., located in Shenzhen, China, is dedicated to animal health and provides natural disease management solutions for livestock. This subsidiary primarily sells animal health and nutrition products under our Amlan brand name.

Our wholly-owned subsidiary, Oil-Dri Canada ULC, is a manufacturer, distributor and marketer of branded and private label cat litter in the Canadian marketplace. Among its leading brands are Saular, Cat’s Pride and Jonny Cat. Our Canadian business also manufactures or purchases and sells industrial granule floor absorbents, synthetic polypropylene sorbent materials and agricultural chemical carriers.

Our wholly-owned subsidiary, Oil-Dri (U.K.) Limited, is a manufacturer, distributor and marketer of industrial floor absorbents, bleaching earth and cat litter. These products are marketed in the United Kingdom and Western Europe. Oil-Dri (U.K.) Limited also sells synthetic polypropylene sorbent materials, filtration units and plastic containment products.

Our wholly-owned subsidiary, Oil-Dri SARL, is a Swiss company that performs various management, customer service and administrative functions for the international business of our domestic operations.

Our foreign operations are subject to the normal risks of doing business overseas, such as currency fluctuations, restrictions on the transfer of funds and import/export duties. Foreign currency fluctuations negatively affected our operating results in fiscal year 2015; however, we were not materially impacted by these foreign currency fluctuations in any of our last three fiscal years. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further information about our foreign markets risks. Certain financial information about our foreign operations is contained in Note 3 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (“Walmart”) and its affiliates accounted for approximately 18%, 19% and 20% of our total net sales for fiscal years 2015, 2014 and 2013, respectively. Walmart is a customer in our Retail and Wholesale Products Group segment. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales; however, sales to Clorox (a customer in our Business to Business Products Group) and its affiliates accounted for approximately 6% of total net sales for each of fiscal years 2015 and 2014, and 7% of total net sales for fiscal year 2013. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customer other than those described in this paragraph would not be expected to have a material adverse effect on our business.

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

In our Retail and Wholesale Products Group, we have five principal competitors, including one which is also our customer. The overall cat litter market has been stable in recent years as household cat ownership has remained relatively constant. Scoopable products have a majority of the cat litter market share followed by traditional coarse products. Growth in the scoopable cat litter segment has been driven by the introduction of lightweight products, while coarse cat litter continues to decline. The overwhelming majority of all cat litter is mineral based; however, cat litters based on alternative strata such as paper, various agricultural waste products and silica gels have niche positions. There is significant competition to attract consumers of cat litter across multi-outlet channels, including grocery, mass-merchandisers, dollar, pet and drug stores. We differentiate ourselves through product innovation, our operations with a nation-wide distribution network, strong customer service and world class sales, marketing and research and development teams, which gives us a potential advantage over smaller and regional manufacturers.

In the Business to Business Products Group, we have ten principal competitors. Our agricultural chemical carrier products have experienced competition from new engineered granular technologies in the agricultural and horticultural markets. Our bleaching clay and fluids purification products are sold in a highly cost competitive global marketplace. Performance is a primary competitive factor for these products. The animal health portion of this segment also operates in a global marketplace with price and performance competition from multi-national and local competitors.

PATENTS

We have obtained or applied for patents for certain of our processes and products sold to customers in both the Retail and Wholesale Products Group and the Business to Business Products Group. These patents expire at various times, including in fiscal year 2016. We expect no material impact on our business from the expiration of patents in the upcoming year.

BACKLOG; SEASONALITY

As of July 31, 2015, 2014 and 2013, our backlog of orders were valued at approximately $9,617,000, $7,401,000 and $8,503,000, respectively. The value of backlog orders was determined by the number of tons on backlog order and the net selling prices. All backlog orders are expected to be filled within the next 12 months. We consider our business, taken as a whole, to be moderately seasonal; however, business activities of certain customers (such as agricultural chemical manufacturers) are subject to such seasonal factors as crop acreage planted, product formulation cycles and weather conditions.

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

RESERVES

We mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California; we also have reserves in Nevada, Oregon and Tennessee. We estimate that our proven mineral reserves at July 31, 2015 are approximately 146,906,000 tons in aggregate and our probable reserves are approximately 135,072,000 tons in aggregate, for a total of 281,978,000 tons of mineral reserves. Based on our rate of consumption during fiscal year 2015, and without regard to any of our reserves in Nevada, Oregon and Tennessee, we consider our proven reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, was reflected at cost on our balance sheet.

It is our policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. We have a program of exploration for additional reserves and, although reserves have been acquired, we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During the fiscal year 2015, we utilized these reserves to produce a majority of the sorbent products that we sold.

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

The following schedule summarizes the net book value of land and other plant and equipment for each of our manufacturing facilities at July 31, 2015 (in thousands):

	Land & Mineral Rights	Plant and Equipment
Ochlocknee, Georgia	$8,721	$32,695
Ripley, Mississippi	$1,804	$9,975
Mounds, Illinois	$1,574	$1,706
Blue Mountain, Mississippi	$908	$11,108
Taft, California	$1,506	$3,972

EMPLOYEES

During fiscal year 2015 we employed approximately 797 persons, 46 of whom were employed by our foreign subsidiaries. We believe our corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 49 of our employees in the U.S. and approximately 18 of our employees in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations to be satisfactory.

ENVIRONMENTAL COMPLIANCE

Our mining and manufacturing operations and facilities in Georgia, Mississippi, California and Illinois are required to comply with state surface mining and environmental protection statutes. These domestic locations and our Canadian operations are subject to various federal, state and local statutes, regulations and ordinances which govern the discharge of materials, water and waste into the environment or otherwise regulate our operations. In recent years, environmental regulation has grown increasingly stringent, a trend that we expect will continue. We endeavor to be in compliance at all times and in all material respects with all applicable environmental controls and regulations. As a result, expenditures relating to environmental compliance have increased over the years; however, these expenditures have not been material. As part of our ongoing environmental compliance activities, we incur expenses in connection with reclaiming mining sites. Historically, reclamation expenses have not had a material effect on our cost of sales.

In addition to the environmental requirements related to our mining and manufacturing operations and facilities, there has been increased federal and state regulation with respect to the content, labeling, use, and disposal after use of various products that we sell. We endeavor to be in compliance at all times and in all material respects with those regulations and to assist our customers in that compliance.

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

ENERGY

We primarily used natural gas in the processing of our clay products during fiscal year 2015. We have the ability to switch among various energy sources, including natural gas, recycled oil and coal as permitted. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below for more information about commodity risk with respect to our energy use.

RESEARCH AND DEVELOPMENT

At our research and development facility in Vernon Hills, Illinois, we develop new products and applications and improve existing products. The facility’s staff (and various consultants they engage from time to time) may consist of geologists, mineralogists, chemists and doctors of veterinary medicine. In the past several years, our research efforts have resulted in a number of new sorbent products and processes. The facility produces prototype samples and tests new products for customer trial and evaluation. No significant research and development was customer sponsored, and all research and development costs are expensed in the period in which incurred. See Note 1 of the Notes to the Consolidated Financial Statements for further information about research and development expenses.

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

•	our ability to anticipate and adapt to rapidly changing conditions;

•	introduction of new products and services by us or our competitors;

•	our ability to successfully implement price increases and surcharges, as well as other changes in our pricing policies or those of our competitors;

•	variations in purchasing patterns by our customers, including due to weather conditions;

•	the ability of major customers and other debtors to meet their obligations to us as they come due;

•	our ability to successfully manage regulatory, intellectual property, tax and legal matters;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•
the overall tax rate of our business, which may be affected by a number of factors, including the use of tax attributes, such as AMT tax credits, the financial results of our international subsidiaries and the timing, size and integration of acquisitions we may make from time to time;

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

We are subject to volatility in the price and availability of natural gas, as well as other sources of energy. We have the ability, as we have from time to time in the past, to reallocate a portion of our energy needs among different sources of energy due to seasonal supply limitations and the higher cost of one particular fuel relative to other fuels; however, there can be no assurance that we will be able to effectively reallocate among different fuels in the future. From time to time, we may use forward purchase contracts or financial instruments to hedge the volatility of a portion of our energy costs. The success or failure of any such hedging transactions depends on a number of factors, including our ability to anticipate and manage volatility in energy prices, the general demand for fuel by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world.

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

Supply, capacity, information technology and logistics disruptions could adversely affect our ability to manufacture, package or transport our products. Some of our products require raw materials that are provided by a limited number of suppliers, or are demanded by other industries or are simply not available at times. Also, some of our products are manufactured on equipment at or near its capacity thus limiting our ability to sell additional volumes of such products until more capacity is obtained. Moreover, disruptions, failures, cyber-attacks or privacy breaches in the information technology or phone systems of us or our customers could adversely affect our communications and business operations. In addition, an increase in truck or ocean freight costs may reduce our profitability if we are unable to pass such increases on to our customers through price increases or surcharges, and a decrease in transportation availability may affect our ability to deliver our products to our customers and consequently decrease customer satisfaction and future orders.

Changes in inventory strategy by our customers as well as other external factors could adversely affect our sales and increase our inventory risk.

From time to time, customers in both our Retail and Wholesale Products Group and our Business to Business Products Group have changed inventory levels as part of managing their working capital requirements. Any change in inventory levels by our customers would harm our operating results for the financial periods affected by the reductions. In particular, continued consolidation within the retail industry could potentially reduce inventory levels maintained by our retail customers, which could adversely affect our results of operations for the financial periods affected by the reductions.

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

We are subject to a variety of federal, state, local and foreign laws and regulatory requirements relating to the environment and to health and safety matters. For example, our mining operations are subject to extensive governmental regulation on matters such as permitting and licensing requirements, workplace safety, plant and wildlife protection, wetlands and other environmental protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, and the effects that mining has on air or groundwater quality and water availability. We believe we have obtained all material permits and licenses required to conduct our present operations. We will, however, need additional permits and renewals of permits in the future.

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

Most of our principal raw materials are sorbent minerals mined by us or independent contractors on land that we own or lease. While our mining operations are conducted in surface mines, which do not present many of the risks associated with deep underground mining, our mining operations are nevertheless subject to many conditions beyond our control. Our mining operations are affected by weather and natural disasters, such as earthquakes, tornadoes, hurricanes, heavy rains and flooding, equipment failures and other unexpected maintenance problems, variations in the amount of rock and soil overlying our reserves, variations in geological conditions, fires and other accidents, fluctuations in the price or availability of supplies and other matters. Any of these risks could result in significant damage to our mining properties or processing facilities, personal injury to our employees, environmental damage, delays in mining or processing, losses or possible legal liability. We cannot predict whether or the extent to which we will suffer the impact of these and other conditions in the future.

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

Failure to effectively utilize or successfully assert intellectual property rights, and the loss or expiration of such rights, could materially adversely affect our competitiveness. Infringement of third-party intellectual property rights could result in costly litigation and/or the modification or discontinuance of our products.

We rely on intellectual property rights based on trademark, trade secret, patent and copyright laws to protect our brands, products and packaging for our products. We cannot be certain that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. We cannot be certain that these rights, if obtained, will not later be invalidated, circumvented or challenged, and we could incur significant costs in connection with legal actions to assert our intellectual property rights or to defend those rights from assertions of invalidity. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which our products are or may be sold may not protect intellectual property rights to the same extent as the laws of the United States. If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales. The failure to perfect or successfully assert our intellectual property rights could make us less competitive and could have a material adverse effect on our business, operating results, and financial condition.

In addition, if our products are found to infringe intellectual property rights of others, the owners of those rights could bring legal actions against us claiming substantial damages for past infringement and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages from past infringement, we could be required to obtain a license in order to continue to manufacture or market the affected products, potentially adding significant costs. We may not prevail in any action brought against us or we may be unsuccessful in securing any license for continued use and therefore have to discontinue the marketing and sale of a product. This could make us less competitive and could have a material adverse impact on our business, operating results and financial condition.

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

We derived approximately 21% of our consolidated net sales from sales outside of the United States in fiscal year 2015. Our ability to sell our products and conduct our operations outside of the United States is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products or disrupt our operations in these markets, particularly when local political and economic conditions are unstable. In addition, international sales and operations are subject to currency exchange fluctuations, fund transfer and trade restrictions and import/export duties, and international operations are subject to foreign regulatory requirements and issues, including with respect to environmental matters. Any of these matters could result in sudden, and potentially prolonged, changes in demand for our products. Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country’s legal system.

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

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting and obtain an opinion from our independent registered public accounting firm on our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2015 and we obtained from our independent registered public accounting firm an unqualified opinion on our internal control over financial reporting; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Real Property Holdings and Mineral Reserves

	Land Owned	Land Leased	Land Unpatented Claims	Total	Estimated Proven Reserves	Estimated Probable Reserves	Total
	(acres)				(thousands of tons)
California	795	—	1,030	1,825	4,263	11,226	15,489
Georgia	3,846	1,597	—	5,443	34,510	24,592	59,102
Illinois	82	508	—	590	3,365	—	3,365
Mississippi	2,156	999	—	3,155	78,452	93,253	171,705
Nevada	535	—	—	535	23,316	2,976	26,292
Oregon	340	—	—	340	—	25	25
Tennessee	178	—	—	178	3,000	3,000	6,000
	7,932	3,104	1,030	12,066	146,906	135,072	281,978

The Mississippi, Georgia, Tennessee, Nevada, California and Illinois properties are primarily mineral in nature, except our research and development facility which is included in the Illinois owned land. We mine sorbent minerals primarily consisting of montmorillonite and attapulgite and, to a lesser extent, other clay-like sorbent materials, such as Antelope shale. We employ geologists and mineral specialists who prepared the estimated reserves of these minerals in the table above. See also Item 1 “Business” above for further information about our reserves. The locations in the table above collectively produced approximately 808,000 tons of finished product in fiscal year 2015, 857,000 tons in fiscal year 2014 and 794,000 tons in fiscal year 2013. Parcels of such land are also sites of manufacturing facilities operated by us. We own approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing, packaging and distribution facility for our Canadian subsidiary.

MINING PROPERTIES

Our mining operations are conducted on land that we own or lease. The Georgia, Illinois and Mississippi mining leases generally require that we pay a minimum monthly rent to continue the lease term. The rental payments are typically applied against a stated royalty related to the number of unprocessed, or in some cases processed, tons of minerals extracted from the leased property. Many of our mining leases have no stated expiration dates. Some of our leases, however, do have expiration dates ranging from 2023 to 2097. We would not experience a material adverse effect from the expiration or termination of any of these leases. We have a variety of access arrangements, some of which are styled as leases, for manufacturing at facilities that are not contiguous with the related mines. We would not experience a material adverse effect from the expiration or termination of any of these arrangements. See also Item 1 “Business” above for further information on our reserves.

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

FACILITIES

We operate clay manufacturing and non-clay production facilities on property owned or leased by us as shown on the map below:
Oil-Dri Corporation of America Plant Site Locations

Location	Owned/Leased	Function
Alpharetta, Georgia	Leased	Non-clay manufacturing and packaging, sales, customer service
Bentonville, Arkansas	Leased	Sales office
Blue Mountain, Mississippi	Owned	Manufacturing and packaging
Chicago, Illinois	Leased	Principal executive office
Coppet, Switzerland	Leased	Customer service office
Laval, Quebec, Canada	Owned	Non-clay manufacturing and clay and non-clay packaging, sales
Mounds, Illinois	Owned	Manufacturing and packaging
Ochlocknee, Georgia	Owned	Manufacturing and packaging
Ripley, Mississippi	Owned	Manufacturing and packaging
Shenzhen, China	Leased	Sales office, customer service
Taft, California	Owned	Manufacturing and packaging
Vernon Hills, Illinois	Owned	Research and development
Wisbech, United Kingdom	Leased	Non-clay manufacturing and clay and non-clay packaging, sales, customer service

We have no mortgages on the real property we own. The lease for the Bentonville, Arkansas office lease expires in 2016. The leases for the Alpharetta, Georgia facility and the Shenzhen, China office all expire in 2018. The Wisbech, United Kingdom facility lease expires in 2032 and the Chicago, Illinois corporate office lease expires in 2033. The lease for the Coppet, Switzerland office is on a year-to-year basis. We consider that our properties are generally in good condition, well maintained and suitable and adequate to carry on our business.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol ODC. There is no established trading market for our Class B Stock. There are no shares of Class A Common Stock currently outstanding. See Note 7 of the Notes to the Consolidated Financial Statements for a description of our Common Stock, Class B Stock and Class A Common Stock. The number of holders of record of Common Stock and Class B Stock on September 30, 2015 were 620 and 29, respectively, as reported by our transfer agent. In the last three years, we have not sold any securities which were not registered under the Securities Act of 1933.

The following table sets forth, for the periods indicated, the high and low sales price for our Common Stock listed on the NYSE and dividends per share declared on our Common Stock and Class B Stock.

	Common Stock Price Range		Cash Dividends Per Share
	Low	High	Common Stock	Class B Stock
Fiscal Year 2015
First Quarter	$24.02	$31.30	$0.2000	$0.1500
Second Quarter	$26.60	$32.93	0.2000	0.1500
Third Quarter	$28.30	$34.19	0.2000	0.1500
Fourth Quarter	$25.92	$33.44	0.2100	0.1575
Total			$0.8100	$0.6075

Fiscal Year 2014:
First Quarter	$30.35	$36.80	$0.1900	$0.1425
Second Quarter	$32.90	$41.74	0.1900	0.1425
Third Quarter	$31.24	$36.27	0.1900	0.1425
Fourth Quarter	$28.71	$34.90	0.2000	0.1500
Total			$0.7700	$0.5775

Dividends. Our Board of Directors determines the timing and amount of any dividends. Our Board of Directors may change its dividend practice at any time. The declaration and payment of future dividends, if any, will depend upon, among other things, our future earnings, capital requirements, financial condition, legal requirements, contractual restrictions and other factors that our Board of Directors deems relevant. Our Credit Agreement with BMO Harris Bank N.A. (“BMO Harris”) and our 2005 Note Agreement require that certain minimum net worth and tangible net worth levels are to be maintained. To the extent that these balances are not attained, our ability to pay dividends may be impaired. See Note 4 of the Notes to the Consolidated Financial Statements for further information about our note agreements.

Issuer Repurchase of Equity Securities. Our Board of Directors authorized the repurchase of 250,000 shares of Common Stock on March 11, 2011 and authorized the repurchase of an additional 250,000 shares on June 14, 2012. These authorizations do not have a stated expiration date. As of July 31, 2015, a total of 305,968 shares of Common Stock may yet be repurchased under these authorizations. We do not have any current authorization from our Board of Directors to repurchase shares of Class B Stock.

Equity Compensation Plan Information. The following table presents information about compensation plans under which our equity securities are authorized for issuance. See Note 8 of the Notes to the Consolidated Financial Statements for further information about these stock-based compensation plans.

Equity Compensation Plan Information As Of
July 31, 2015
	Number of securities to be issued upon exercise of outstanding options (in thousands)	Weighted-average exercise price of outstanding options	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	41	$15.43	542

PERFORMANCE GRAPH

The following graph shows the annual cumulative total stockholders’ return for the five years ending July 31, 2015 on an assumed investment of $100 on July 31, 2010 in our Common Stock, the Russell Microcap Index and the Russell 2000-Material and Processing Economic Sector Index. Our Common Stock is included in the Russell Microcap Index and we consider the Russell 2000-Material and Processing Economic Sector Index to be our peer group. The graph assumes all dividends were reinvested. The historical stock price performance of our Common Stock is not necessarily indicative of future stock performance.

Comparative Five-Year Total Returns
Oil-Dri Corporation of America, Russell Microcap Index , Russell 2000-Materials & Processing Index
(Performance results through July 31, 2015)

	2010	2011	2012	2013	2014	2015
Oil-Dri Corporation	$100.00	$97.56	$107.01	$160.36	$150.15	$138.73
Russell Microcap	$100.00	$121.91	$122.95	$168.58	$182.52	$204.98
Russell 2000-Materials & Processing	$100.00	$130.11	$122.13	$165.77	$182.92	$179.51

This performance graph and accompanying disclosure is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

ITEM 6 – SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF FINANCIAL DATA
(In thousands, except for per share amounts and ratios)
	Fiscal Year Ended July 31,
	2015	2014	2013	2012	2011
Summary of Operations
Net Sales	$261,402	$266,313	$250,583	$240,681	$226,755
Cost of Sales	(201,245)	(206,663)	(184,084)	(181,676)	(176,715)
Gross Profit	60,157	59,650	66,499	59,005	50,040
Selling, General and Administrative Expenses	(45,004)	(47,232)	(47,558)	(47,303)	(36,331)
Capacity Rationalization Charges (1)	—	—	(70)	(1,623)	—
Income from Operations	15,153	12,418	18,871	10,079	13,709
Other Income (Expense)
Interest Income	13	23	34	31	61
Interest Expense	(1,327)	(1,569)	(1,773)	(2,060)	(2,053)
Foreign Exchange (Losses) Gains	(349)	35	(56)	(196)	(22)
Other, Net	679	430	423	507	446
Total Other Expense, Net	(984)	(1,081)	(1,372)	(1,718)	(1,568)
Income before Income Taxes	14,169	11,337	17,499	8,361	12,141
Income Taxes	(2,801)	(2,981)	(2,913)	(2,263)	(3,090)
Net Income	$11,368	$8,356	$14,586	$6,098	$9,051
Average Shares Outstanding
Diluted	7,037	7,004	6,927	7,062	7,103
Net Income per Share
Basic Common	$1.73	$1.27	$2.25	$0.92	$1.36
Basic Class B Common	$1.30	$0.96	$1.69	$0.70	$1.06
Diluted	$1.59	$1.17	$2.07	$0.85	$1.26
Important Highlights
Total Assets	$190,031	$186,204	$183,559	$174,267	$173,393
Long-Term Debt	$15,417	$18,900	$22,400	$25,900	$29,700
Working Capital	$53,755	$54,016	$71,925	$66,080	$65,336
Working Capital Ratio	2.9	2.8	3.3	3.3	3.5
Book Value per Share	$15.85	$14.94	$14.96	$12.19	$13.63
Dividends Declared	$5,312	$5,040	$4,712	$4,511	$4,305
Dividends Declared per Common Share	$0.8100	$0.7700	$0.7300	$0.6900	$0.6500
Dividends Declared per Class B Common Share	$0.6075	$0.5775	$0.5475	$0.5175	$0.4875
Capital Expenditures	$15,859	$18,566	$9,795	$6,960	$13,806
Depreciation and Amortization	$11,994	$10,396	$8,946	$9,272	$8,473
Net Income as a Percent of Net Sales	4.3%	3.1%	5.8%	2.5%	4.0%
Return on Average Stockholders' Equity	10.6%	8.1%	15.5%	6.8%	9.7%
Gross Profit as a Percent of Net Sales	23.0%	22.4%	26.5%	24.5%	22.1%
Operating Expenses as a Percent of Net Sales	17.2%	17.7%	19.0%	20.3%	16.0%

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

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals, primarily consisting of montmorillonite and attapulgite and, to a lesser extent, other clay-like sorbent materials, such as Antelope shale. Our principal products include agricultural and horticultural chemical carriers, animal health and nutrition products, cat litter, fluids purification and filtration bleaching clays, industrial and automotive floor absorbents and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and other customers who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: Retail and Wholesale Products Group and Business to Business Products Group. Each operating segment is discussed individually below. Additional detailed descriptions of the operating segments are included in Item 1 “Business” above.

Consolidated net income was $11,368,000, or $1.59 per diluted share, for the fiscal year ended July 31, 2015, a 36% increase from net income of $8,356,000, or $1.17 per diluted share, for the fiscal year ended July 31, 2014. Fiscal year 2015 provided both opportunities and challenges that resulted in net income growth despite reduced net sales. We benefited from reduced costs for advertising, freight and natural gas throughout the year. Packaging costs also trended lower at year end. Our private label cat litter experienced sales growth as we continued to build our presence in this market after the acquisition of MFM during fiscal year 2014 and with the introduction of a new private label lightweight scoopable product in fiscal year 2015. Sales also improved from the prior year for both our animal health and nutrition products and our agricultural chemical carrier products, while our branded cat litter sales were hindered by intense competition. Foreign sales were also negatively impacted by currency fluctuations and our fluids purification products contended with unfavorable edible oil crop characteristics. We devoted resources at our manufacturing facilities to introduce new branded and private label lightweight scoopable products in the second half of fiscal year 2015, which we believe will position us well in this expanding segment of the cat litter market.

We believe our balance sheet remains strong at the end of fiscal year 2015 with higher cash and cash equivalents, lower inventory and reduced debt. During the year we continued to invest in capital at our plants and to increase dividend payments. Our cash requirements are subject to change as business conditions warrant and opportunities arise.

RESULTS OF OPERATIONS
FISCAL YEAR 2015 COMPARED TO FISCAL YEAR 2014

CONSOLIDATED RESULTS

Consolidated net sales in fiscal 2015 were $261,402,000, a 2% decrease from net sales of $266,313,000 in fiscal year 2014. Net sales in our Retail and Wholesale Products Group declined as lower branded cat litter sales were partially offset by increased sales of private label cat litter and industrial floor absorbents. Net sales in our Business to Business Products Groups decreased as lower sales of fluids purification products outweighed higher sales of animal health and agricultural chemical carrier products. See below for further discussion of these sales fluctuations by operating segment.

Consolidated gross profit as a percentage of net sales in fiscal year 2015 increased to 23% from 22% in fiscal year 2014. Gross profit increased due primarily to reduced freight costs and approximately a 26% decrease in the cost of natural gas used to operate kilns that dry our clay during processing. Freight costs declined due to lower diesel prices, better weather conditions and some relief from unfavorable industry regulations. Partially offsetting these cost declines were higher non-fuel manufacturing and packaging costs per ton. An approximate 5% increase in manufacturing costs per ton was driven by reduced fixed cost absorption due to fewer tons produced, as well as increased labor and depreciation costs. Depreciation costs increased as we continue to invest in machinery and equipment at our plants. A significant amount of our packaging purchases are subject to contractual price adjustments throughout the year based on related commodity prices, particularly for resin. Resin market price declines positively impacted our results in fiscal year 2015, particularly in the fourth quarter, but for the full year overall packaging costs per ton remained higher than fiscal year 2014, particularly for our Retail and Wholesale Products Group.

Total selling, general and administrative expenses were lower in fiscal year 2015 compared to fiscal year 2014. Selling, general and administrative expenses as a percentage of net sales were 17% in fiscal year 2015 compared to 18% in fiscal year 2014. The discussions of each segment's operating income below describe the changes in selling, general and administrative expenses that were allocated to the operating segments. The remaining unallocated corporate expenses in fiscal year 2015 included a higher estimated annual discretionary incentive plan bonus accrual as compared to the prior year. The incentive bonus expense was based on actual financial results achieved for the fiscal year and discretion by our Chief Executive Officer, in accordance with the bonus plan's provisions.

Our effective tax rate was 19.8% of pre-tax income in fiscal year 2015 compared to 26.3% in fiscal year 2014. During fiscal year 2015 we utilized domestic AMT credits and correspondingly decreased the related valuation allowance that had been established in prior years for the full amount of the deferred tax benefit related to the AMT credits used, which resulted in a lower federal income tax rate. In fiscal year 2014 we incurred additional AMT expense, which resulted in a higher comparable effective tax rate. See Note 6 of the Notes to the Consolidated Financial Statements for additional information about our income taxes.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for fiscal year 2015 were $92,326,000, a decrease of $1,960,000, or 2%, from net sales of $94,286,000 in fiscal year 2014. Net sales of fluid purification products and co-packaged coarse cat litter decreased, while net sales of animal health and agricultural and horticultural products increased. Net sales and tons sold for fluid purification products were both down approximately 10% compared to fiscal year 2014. Usage of our product by edible oil producers declined due to natural variations in the quality and other characteristics of certain seed and bean crops. In addition, sales in foreign markets suffered due to the strength of the U.S. Dollar relative to various foreign currencies, which effectively increased the price of our product compared to foreign competitors' products. Our co-packaged coarse cat litter net sales decrease of approximately 7% reflected the continued decline in the coarse litter market. Partially offsetting these declines was an increase in net sales of approximately 18% for animal health and nutrition products, which was primarily attributed to sales by our subsidiary in China (Amlan Trading (Shenzhen) Company, Ltd.) that commenced operations in the fourth quarter of fiscal year 2014. In addition, sales increased approximately 12% for our agricultural and horticultural products. Sales increased for our agricultural chemical carrier products sold to producers of crop protection chemicals. Sales also increased for our engineered granule product used in the professional pesticides and agricultural markets.

The Business to Business Products Group’s selling, general and administrative expenses in fiscal year 2015 decreased approximately 7% compared to fiscal year 2014. Lower sales of fluid purification products reduced commissions paid to outside distributors. Our subsidiary in China, which was fully operational during fiscal year 2015, incurred additional internal sales personnel costs but accordingly reduced external distributor commissions. One-time start up costs for the China subsidiary were incurred in fiscal year 2014.

The Business to Business Products Group’s operating income was $29,406,000 in fiscal year 2015, an increase of $2,752,000, or 10%, from operating income of $26,654,000 in fiscal year 2014. Operating income was positively impacted by a reduced cost per manufactured ton for natural gas used to operate kilns that dry our clay, as well as by lower selling general and administrative, freight and packaging costs. Increased non-fuel manufacturing costs negatively impacted the Group's operating income to a lesser extent. See further discussion of manufacturing, freight and packaging costs in “Consolidated Results” above.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for fiscal year 2015 were $169,076,000, a decrease of $2,951,000, or 2%, from net sales of $172,027,000 in fiscal year 2014. Net sales declined for our cat litter products, but increased for industrial absorbent products. Net sales of our foreign subsidiaries in Canada and the United Kingdom also declined, as described under “Foreign Operations” below. Overall cat litter net sales and tons sold were down compared to the prior year. Our branded cat litter net sales decrease of approximately 11% was attributed primarily to our competitors' introduction of new products, which were accompanied by increased advertising and aggressive price discounts. Our new Cat's Pride Fresh & Light Ultimate Care product was introduced in the second half of fiscal year 2015. Private label cat litter sales increased approximately 10%, due in part to the acquisition of MFM in fiscal year 2014 (additional MFM-related sales are included in the full fiscal year 2015 but in only three quarters of fiscal year 2014). See Note 2 of the Notes to the Consolidated Financial Statements for more information about the MFM acquisition. In addition, private label cat litter sales in fiscal year 2015 included new customers and our new lightweight private label product, which launched in the second half of fiscal year 2015. Branded and generic floor absorbent sales increased approximately 7% due primarily to increased volume.

Selling, general and administrative expenses for the Retail and Wholesale Products Group decreased approximately 15% compared to fiscal year 2014 due primarily to lower advertising expenses, which were partially offset by higher amortization expense for intangible assets related to the MFM acquisition.

The Retail and Wholesale Products Group’s segment operating income for fiscal year 2015 was $5,206,000, an increase of $1,638,000, or 46%, from operating income of $3,568,000 in fiscal year 2014. Operating income was positively impacted by a reduced cost per manufactured ton for natural gas used to operate kilns that dry our clay, as well as by lower selling general and administrative and freight costs. Increased non-fuel manufacturing costs negatively impacted the Group's operating income to a lesser extent. See further discussion of manufacturing and freight costs in “Consolidated Results” above.

FOREIGN SUBSIDIARIES
Foreign operations include our subsidiaries in Canada and the United Kingdom, which is included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during fiscal year 2015 were $11,025,000, a decrease of $221,000, or 2%, from net sales of $11,246,000 during fiscal year 2014. Net sales by our foreign subsidiaries represented 4% of our consolidated net sales during fiscal year 2015. Lower sales for our Canada and the United Kingdom subsidiaries were substantially offset by higher sales for China subsidiary. Strong competition and loss of a private label customer contributed to lower sales of cat litter by our subsidiary in Canada. Unfavorable currency exchange rates contributed to lower demand for industrial absorbents in export markets of our United Kingdom subsidiary. Our China subsidiary was operational for the full year of fiscal 2015, with sales reported only in the fourth quarter of fiscal year 2014.

For fiscal year 2015, our foreign subsidiaries reported a net loss of $1,261,000, compared to a net loss of $708,000 in fiscal year 2014. The net loss increased due primarily to a greater reported loss at our new subsidiary in China, which is still growing its share in the China market, and foreign currency exchange losses upon translation of financial results to reported U.S. Dollars. In addition, both our United Kingdom and Canadian subsidiaries incurred higher costs for items purchased from the United States due to the weakness of their respective local currencies compared to the U.S. Dollar. A reduction in selling, general and administrative expense for our Canadian subsidiary helped moderate the increase in net losses.

Identifiable assets of our foreign subsidiaries as of July 31, 2015 were $7,762,000 compared to $8,143,000 as of July 31, 2014. The decrease was primarily due to lower fixed assets and cash, which were partially offset by higher inventories.

RESULTS OF OPERATIONS
FISCAL YEAR 2014 COMPARED TO FISCAL YEAR 2013

CONSOLIDATED RESULTS

Consolidated net sales in fiscal 2014 were $266,313,000, a 6% increase from net sales of $250,583,000 in fiscal year 2013. Net sales in our Retail and Wholesale Products Group increased due to more tons sold, including additional sales after the acquisition of MFM, and net sales in our Business to Business Products Group increased due to higher net selling prices and a favorable product sales mix (defined as a greater proportion of sales from higher priced products).

Consolidated gross profit as a percentage of net sales in fiscal year 2014 decreased to 22% from 27% in fiscal year 2013. Gross profit declined due primarily to the increased costs of packaging and freight, as described by operating segment below, and due to higher material costs per ton, which included a 21% increase in the cost of natural gas used to operate kilns that dry our clay during processing. Material costs also included a 4% increase in non-fuel manufacturing cost per ton, which was attributed to higher purchased material costs, including purchased additives, fragrances and other materials required for the production of scoopable cat litters, as well as higher costs for labor and increased mining and hauling activity. We continued to pursue operational efficiencies as we integrated the additional volume gained through the acquisition of MFM. Our mining and hauling operations were impacted by the increased volume and by extraction of clay reserves that required more overburden removal. In addition, gross profit was impacted by increased sales of private label cat litter, which generally has a lower gross profit margin than branded cat litter.

Selling, general and administrative expenses as a percentage of net sales were 18% in fiscal year 2014, compared to 19% in fiscal year 2013. The discussions of each segment's operating income below describe the changes in selling, general and administrative expenses that were allocated to the operating segments. The remaining unallocated corporate expenses in fiscal year 2014 included a lower estimated annual discretionary incentive plan bonus accrual and lower pension expense, which were partially offset by an increase in expense for the supplemental employee retirement plan (“SERP”). The incentive bonus expense was based on performance targets that are established for each fiscal year and discretionary authority by our Chief Executive

Officer. See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for additional information about the pension plan and the SERP, respectively.

Our effective tax rate was 26.3% of pre-tax income in fiscal year 2014 compared to 16.6% in fiscal year 2013. Our tax rate in fiscal year 2014 was consistent with the three years preceding fiscal year 2013. During fiscal year 2013 we utilized domestic AMT credits, which resulted in a lower federal income tax rate; however, in fiscal year 2014 we incurred additional AMT expense. See Note 6 of the Notes to the Consolidated Financial Statements for additional information about our income taxes.

Consolidated net income for fiscal year 2014 was $8,356,000, a 43% decrease from net income of $14,586,000 in fiscal year 2013. The decrease in net income was attributed primarily to increased costs for materials, packaging, freight and advertising, which more than offset the impact of increased sales and lower overall non-advertising selling, general and administrative costs. Segment operating income was lower for both our Business to Business and Retail and Wholesale Products Groups as discussed below.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for fiscal year 2014 were $94,286,000, an increase of $1,317,000, or 1%, from net sales of $92,969,000 in fiscal year 2013. Net sales of both fluid purification and animal health products increased, while net sales of co-packaged cat litter and agricultural and horticultural products decreased. Net sales of fluid purification products were approximately 7% greater than in fiscal year 2013 with a 4% increase in tons sold. Sales increased primarily to edible oil processors in both foreign and domestic markets driven by continued global growth in the demand for edible oil. Net sales of animal health and nutrition products increased slightly in both domestic and foreign markets due primarily to a favorable product sales mix, which offset the impact of 13% fewer tons sold. A sales decline of approximately 9% for our agricultural and horticultural products resulted primarily from 10% fewer tons sold. Sales decreased for our agricultural chemical carrier products used by producers of corn rootworm pesticides and other crop protection chemicals. Partially offsetting this decline was improved sales for our engineered granule product used in the professional pesticides and agricultural markets. A small decrease in sales of our co-packaged traditional coarse cat litter net sales was attributed primarily to 2% fewer tons sold.

The Business to Business Products Group’s selling, general and administrative expenses in fiscal year 2014 increased approximately 18% compared to fiscal year 2013 due primarily to additional personnel and other costs incurred to expand sales of our animal health and nutrition products in foreign markets.

The Business to Business Products Group’s operating income was $26,654,000 in fiscal year 2014, a decrease of $4,085,000, or 13%, from operating income of $30,739,000 in fiscal year 2013. A combined 8% increase in materials, packaging and freight costs per ton more than offset the higher sales described above. Material costs rose due primarily to a higher price paid for natural gas used to operate kilns that dry our clay and increases in other non-fuel manufacturing costs. See further discussion of manufacturing costs in “Consolidated Results” above. Packaging costs rose as the result of supplier price increases and the mix of products sold. Freight costs increases were driven primarily by more shipments to foreign countries and cost increases in the freight industry attributed to recent trends and regulations.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for fiscal year 2014 were $172,027,000, an increase of $14,413,000, or 9%, from net sales of $157,614,000 in fiscal year 2013. Net sales increased significantly for cat litter products and increased slightly for both industrial absorbent and sports products; however, net sales decreased for our foreign subsidiaries. Our foreign subsidiaries' net sales are described under “Foreign Operations” below. Overall cat litter net sales increased approximately 13%. The benefits of higher sales volume was partially offset by higher trade spending (trade spending is deducted from net sales and includes coupons, slotting and cooperative marketing programs). Our branded cat litter net sales increased approximately 10% due primarily to more tons sold and higher selling prices that outweighed increased trade spending. Net sales of our Cat's Pride Fresh & Light scoopable products increased approximately 33% and sales also improved for our other Cat's Pride scoopable cat litters. These increases were partially offset by lower sales for our branded coarse litter products. Private label cat litter net sales increased approximately 24% due in part to additional sales from the acquisition of MFM. (See Note 2 of the Notes to the Consolidated Financial Statements for more information about the MFM acquisition.)

Selling, general and administrative expenses for the Retail and Wholesale Products Group increased approximately 15% compared to fiscal year 2013 due primarily to increased advertising expense, amortization of intangible assets acquired in the MFM acquisition and higher sales commissions.

The Retail and Wholesale Products Group’s segment operating income for fiscal year 2014 was $3,568,000, a decrease of $6,993,000, or 66%, from operating income of $10,561,000 in fiscal year 2013. A combined cost increase of approximately 4% per ton for packaging, freight and materials and higher selling, general and administrative expenses, as discussed below, more than offset the benefits of higher sales described above. Packaging costs were up due to the mix of products produced and commodity price increases, including resin used in cat litter jugs and pails. The increase in freight costs were driven primarily by our service level enhancement efforts and cost increases in the freight industry attributed to recent trends and regulations. Material costs rose due primarily to a higher price paid for natural gas used to operate kilns that dry our clay and increases in other non-fuel manufacturing costs. See further discussion of manufacturing costs in “Consolidated Results” above.

FOREIGN SUBSIDIARIES

Net sales by our foreign subsidiaries during fiscal year 2014 were $11,246,000, a decrease of $682,000, or 6%, from net sales of $11,928,000 during fiscal year 2013. Net sales by our foreign subsidiaries represented 4% of our consolidated net sales during fiscal year 2014. Net sales declined for our Canadian subsidiary, but increased for our United Kingdom subsidiary. In addition, our new China subsidiary reported initial sales in the fourth quarter of fiscal year 2014. Our Canadian subsidiary continued to face strong competition for branded cat litter sales. Sales of fluids purification products provided higher sales for our United Kingdom subsidiary.

For fiscal year 2014, our foreign subsidiaries reported a net loss of $708,000, compared to a net loss of $176,000 in fiscal year 2013. The increase in the net loss was primarily the result of lower sales and expenditures to commence operations for the China subsidiary.

Identifiable assets of our foreign subsidiaries as of July 31, 2014 were $8,143,000 compared to $8,298,000 as of July 31, 2013. The decrease was primarily due to lower lower accounts receivable and net fixed assets, which were partially offset by higher deferred income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, purchasing and upgrading equipment, facilities and real estate, investing in infrastructure and acquisitions. We have principally used cash generated from operations and, to the extent needed, issuance of debt securities and borrowings under our credit facilities to fund these requirements. Cash and cash equivalents totaled $20,138,000, $16,230,000 and $24,035,000 at July 31, 2015, 2014 and 2013, respectively.

The following table sets forth certain elements of our Consolidated Statements of Cash Flows for the fiscal year (in thousands):

	2015	2014	2013
Net cash provided by operating activities	$26,976	$16,296	$23,366
Net cash used in investing activities	(14,246)	(15,570)	(19,018)
Net cash used in financing activities	(8,743)	(8,372)	(7,450)
Effect of exchange rate changes on cash and cash equivalents	(79)	(159)	44
Net increase (decrease) in cash and cash equivalents	$3,908	$(7,805)	$(3,058)

Net cash provided by operating activities

Net cash provided by operations was $26,976,000 for fiscal year 2015 compared to $16,296,000 for fiscal year 2014. In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for fiscal years 2015 and 2014 were as follows:

Accounts receivable, less allowance for doubtful accounts, were $469,000 higher at fiscal year-end 2015 compared to fiscal year-end 2014. Accounts receivable, less allowance for doubtful accounts and cash discounts, were $151,000 lower at fiscal year-end 2014 compared to fiscal year-end 2013. These moderate fluctuations in accounts receivable balances were attributed to timing of both sales and collections, as well as the payment terms provided to various customers.

Inventories were $3,114,000 lower at fiscal year-end 2015 compared to fiscal year-end 2014. The decrease is primarily attributed to concerted efforts to better manage finished goods and packaging inventory levels relative to sales requirements and efforts to reduce costs. Inventories were $2,966,000 higher at fiscal year-end 2014 compared to fiscal year-end 2013. Increased finished goods and packaging inventory at fiscal year-end 2014 were the result of both higher costs and increased quantities on hand.

Prepaid expenses were $2,455,000 lower at fiscal year-end 2015 compared to fiscal year-end 2014 due primarily to a decrease in prepaid income taxes and a reclassification of prepaid rents and royalties to other long-term assets. Prepaid expenses were $1,988,000 higher at fiscal year-end 2014 compared to fiscal year-end 2013 due primarily to an increase in prepaid income taxes and new plant assets with a short-term expected life.

Other assets were $1,287,000 higher at fiscal year-end 2015 compared to fiscal year-end 2014. The increase was due primarily to the reclassification of prepaid rents and royalties from current prepaid expenses, which was partially offset by a decrease in the cash surrender value of life insurance on key employees due to the closing of two policies. Other assets were $817,000 higher at fiscal year-end 2014 compared to fiscal year-end 2013. The increase was due to higher cash surrender value of life insurance on former key employees and a long-term warranty obtained on certain leased plant assets.

Accounts payable were $571,000 higher at fiscal year-end 2015 compared to fiscal year-end 2014 due primarily to higher income taxes payable, which was partially offset by lower trade and freight payables. Accounts payable were $187,000 higher at fiscal year-end 2014 compared to fiscal year-end 2013 due primarily to increased costs of purchased materials, which was partially offset by lower income taxes payable. Changes in trade accounts payable in all periods are subject to normal fluctuations in the timing of payments.

Accrued expenses were $697,000 lower at fiscal year-end 2015 compared to fiscal year-end 2014. Accrued expenses for fiscal year 2015 declined due primarily to payments on leased equipment at our plants and lower accrued freight and other expenses, which were partially offset by a higher discretionary annual bonus accrual. In addition, the trade promotions and advertising accrual was higher at fiscal year-end 2015. Accrued expenses were $2,586,000 lower at fiscal year-end 2014 compared to fiscal year-end 2013. Accrued expenses for fiscal year 2014 declined due primarily to the lower discretionary annual bonus accrual. In addition, the trade promotions and advertising accrual was lower at fiscal year-end 2014. These decreases were partially offset by a new lease obligation for assets at our plants. Changes in other accrued expenses in all periods related to ongoing operations are also subject to normal fluctuations in the timing of payments.

Deferred compensation was $251,000 higher at fiscal year-end 2015 compared to fiscal year-end 2014 and was $698,000 higher at fiscal year-end 2014 compared to fiscal year-end 2013. Employee deferrals and interest on accumulated deferred compensation balances exceeded payouts in both years. The SERP accrual also increased in both years. See Note 10 of the Notes to the Consolidated Financial Statements for more information regarding our deferred compensation plans.

Pension and other postretirement liabilities, net of the adjustment recorded in stockholders' equity, were $814,000 higher at fiscal year-end 2015 compared to fiscal year-end 2014 and were $2,887,000 higher at fiscal year-end 2014 compared to fiscal year-end 2013. An updated mortality table and a slightly lower discount rate required for the actuarial calculation of postretirement benefit obligations resulted in a higher liability at fiscal year-end 2015 compared to fiscal year-end 2014. At fiscal year-end 2014, a significantly lower discount rate and the use of an updated mortality scale resulted in a significantly higher liability compared to fiscal year-end 2013. See Note 9 of the Notes to the Consolidated Financial Statements for more information regarding our postretirement benefit plans.

Net cash used in investing activities

Cash used in investing activities was $14,246,000 in fiscal year 2015, $15,570,000 in fiscal year 2014 and $19,018,000 in fiscal year 2013. During fiscal year 2015, cash proceeds of $903,000 were received from the closing of two life insurance policies on former key employees. Capital expenditures of $15,859,000 in fiscal year 2015 included new processing and packaging equipment, as well as equipment replacement at our manufacturing facilities. During fiscal year 2014, $12,876,000 was used for the acquisition of certain assets of MFM, plus an additional $129,000 was classified as restricted cash held in escrow as of July 31, 2014. Capital expenditures in fiscal year 2014 of $18,566,000 included capacity expansion projects and mining equipment at our manufacturing facilities. Also in fiscal 2014, cash provided by dispositions of short-term investments exceeded purchases by $15,821,000. During fiscal year 2013, capital expenditures of $9,795,000 included new machinery and equipment replacement at our manufacturing facilities. In addition, in fiscal year 2013 cash used for purchases of short-term investments exceeded dispositions by $9,289,000. Purchases and dispositions of investment securities in all periods are subject to variations in the timing of investment maturities.

Net cash used in financing activities

Cash used in financing activities was $8,743,000 in fiscal year 2015, $8,372,000 in fiscal year 2014 and $7,450,000 in fiscal year 2013. The primary uses of cash in all periods were payments on long-term debt and dividend payments, which increased each year. In addition, cash was received from issuance of Common Stock and treasury stock related to stock option exercises in each year.

Other

Total cash and investment balances held by our foreign subsidiaries at July 31, 2015, 2014 and 2013 were $1,150,000, $1,481,000 and $1,413,000, respectively. Cash and investment balances fluctuated due to normal business operations. See further discussion in the “Foreign Operations” section above.

On December 4, 2014, we signed a fourth amendment to our credit agreement with BMO Harris, to extend the term to December 4, 2019. The new agreement provides for a $25,000,000 unsecured revolving credit agreement, including a maximum of $5,000,000 for foreign letters of credit. The remaining terms are substantially unchanged from our previous agreement with BMO Harris, including the provision that we may select a variable rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At July 31, 2015, the variable rates would have been 3.25% for BMO Harris’ prime-based rate or 1.29% for LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2015 and 2014, there were no outstanding borrowings under this credit facility and we were in compliance with its covenants.

See Note 4 of the Notes to the Consolidated Financial Statements for information about our outstanding debt.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Our capital requirements are subject to change as business conditions warrant and opportunities arise. The following tables summarize our significant contractual obligations and commercial commitments as of July 31, 2015 and the effect such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$18,900,000	$3,483,000	$6,167,000	$6,167,000	$3,083,000
Interest on Long-Term Debt	2,220,000	683,000	987,000	489,000	61,000
Operating Leases	4,993,000	1,402,000	2,495,000	593,000	503,000
Total Contractual Cash Obligations	$26,113,000	$5,568,000	$9,649,000	$7,249,000	$3,647,000

During fiscal year 2015, we made contributions of approximately $1,790,000 to our defined benefit pension plan. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets, actuarial assumptions and regulations. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below for certain information regarding the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$29,827,000	$29,827,000	$—	$—	$—

The obligations above are open purchase orders primarily for packaging and other ingredients used in our products. The expected timing of payments of these obligations was estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities. As of July 31, 2015 we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

We maintain valuation allowances where it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the income tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings and other factors that could affect the realization of deferred tax assets. For example, certain factors, such as depletion and the cost of fuel used in our manufacturing process, are difficult to predict and have a significant impact on our ability to use the deferred tax benefit related to our AMT credit carryforwards. We recorded valuation allowances for income taxes of $2,210,000 and $3,459,000 at July 31, 2015 and 2014, respectively, for the full amount of the deferred tax benefit related to our AMT credit and foreign net operating loss carryforwards since we believe it is more likely than not that the benefit of these tax attributes will not be realized.

In addition to valuation allowances, we may provide for uncertain tax positions when such tax positions do not meet certain recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. We did not record a liability for unrecognized tax benefits at either July 31, 2015 or 2014. See Note 6 of the Notes to the Consolidated Financial Statements for further discussion.

Trade Promotions. We routinely commit to one-time or ongoing trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience with trade spending patterns and that of the industry, current trends and forecasted data. While we believe our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations. We have accrued liabilities at the end of each period for the estimated trade spending programs. We recorded liabilities of approximately $2,427,000 and $2,044,000 for trade promotions at July 31, 2015 and 2014, respectively.

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

The discount rate is the rate assumed to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the pension benefits when due. The discount rate is subject to change each year. We refer to an applicable index and the expected duration of the benefit payments to select a discount rate at which we believe the benefits could be effectively settled. The discount rate was the single equivalent rate that would yield the same present value as the plan’s expected cash flows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve used in both fiscal years 2015 and 2014 was the Citigroup Pension Discount Curve. Our determination of pension expense or income is based on a market-related valuation of plan assets, which is the fair market value. Our expected rate of return on plan assets is determined based on asset allocations and historical experience. The expected long-term rate of inflation and risk premiums for the various asset categories are based on general historical returns and inflation rates. The target allocation of assets is used to develop a composite rate of return assumption. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

Trade Receivables. We recognize trade receivables when the risk of loss and title pass to the customer. We record an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts and analysis of specific accounts. A customer account is determined to be uncollectible when we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We believe our allowance for doubtful accounts is reasonable; however, the unanticipated default by a customer with a material trade receivable could occur. We also record an estimated allowance for cash discounts offered in our payment terms to some customers. We recorded a total allowance for doubtful accounts and cash discounts of $761,000 and $707,000 at July 31, 2015 and 2014, respectively.

Inventories. We value inventories at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales divisions to ensure that both historical issues and new market trends are considered. The obsolescence reserve not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at July 31, 2015 and 2014 were $521,000 and $390,000, respectively.

Reclamation. During the normal course of our mining process we remove overburden and perform on-going reclamation activities. As overburden is removed from a mine site, it is hauled to a previously mined site and used to refill older sites. This process allows us to continuously reclaim older mine sites and dispose of overburden simultaneously, therefore minimizing the costs associated with the reclamation process. On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. As of July 31, 2015 and 2014, we have recorded an estimated net reclamation asset of $813,000 and $677,000, respectively, and a corresponding estimated reclamation liability of $1,666,000 as July 31, 2015 and $1,429,000 as of July 31, 2014. These values represent the discounted present value of the estimated future mining reclamation costs at the production plants. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge over the estimated useful lives of the mines.

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

Impairment of goodwill, trademarks and other intangible assets. We review carrying values of goodwill, trademarks and other indefinite-lived intangible assets periodically for possible impairment in accordance ASC 350, Intangibles – Goodwill and Other. Our impairment review requires significant judgment with respect to factors such as volume, revenue and expenses. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is usually performed in the first quarter of the fiscal year and may be re-performed when deemed necessary due to indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts. Our impairment analysis performed in both the first and fourth quarters of fiscal year 2015 did not indicate any impairment. We continue to monitor events, circumstances or changes in the business that might imply a reduction in value and might lead to impairment.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

The tangible property regulations (“repair regulations”) released by the Internal Revenue Service in September 2013 under Sections 162(a) and 263(a) of the Internal Revenue Code were effective for our tax year beginning August 1, 2014. The repair regulations provide guidance regarding the timing of deductions and the capitalization of amounts paid to acquire, produce or improve tangible property. We believe our accounting policies comply with the requirements of the repair regulations and there is no material impact on our Consolidated Financial Statements.

Recently Issued Accounting Standards and Regulations

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance under the Accounting Standards Codification (“ASC”) 606, Revenue from Contract with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. Transition options include either a full or modified retrospective approach and early adoption is permitted. The implementation date for this guidance was recently deferred and will now be effective at the beginning of our first quarter of fiscal year 2019. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

In August 2014, the FASB issued guidance under ASC 205, Presentation of Financial Statements - Going Concern, which defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance will be effective for our fiscal year ending July 31, 2017. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

In April 2015, the FASB issued guidance under ASC 835, Simplifying the Presentation of Debt Issuance Cost, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, rather than as an asset. This guidance is effective for our first quarter of fiscal year 2017 and early adoption is permitted. The guidance must be applied on a retrospective basis. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

In July 2015, the FASB issued guidance under ASC 330, Simplifying the Measurement of Inventory. The new guidance requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This new guidance is effective for our first quarter of fiscal year 2018 and early adoption is permitted. The guidance must be applied prospectively. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We believe that the market risk arising from holdings of our financial instruments is not material.

We are exposed to foreign currency fluctuation risk, primarily the U.S. Dollar relative to the British Pound, Euro, Canadian Dollar, Chinese Yuan Renminbi and the Brazilian Real, as related to our foreign subsidiaries, to certain accounts receivable, and to our ability to sell in foreign markets. We are subject to translation exposure of our foreign subsidiaries’ financial statements from local currencies to U.S. Dollars. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated net sales or net income. In addition, the portion of our consolidated accounts receivable denominated in foreign currencies has not been significant. Finally, foreign sales of our products may be influenced by the relative strength of the U.S. dollar compared to various other currencies, which makes our products relatively more or less expensive than our foreign competitors' products in local marketplaces. Foreign currency fluctuations had some bearing on our operating results in fiscal year 2015; however, historically the overall foreign currency fluctuation risk has not been material to our Consolidated Financial Statements. During fiscal year 2015, we did not enter into any hedge contracts in an attempt to offset any adverse effect of changes in currency exchange rates.

We are exposed to market risk at it relates to the investments of plan assets under our defined benefit pension plan. The fair value of these assets is subject to change due to fluctuations in the financial markets. A lower asset value may increase our pension expense and may increase the amount and accelerate the timing of future funding contributions.

We are exposed to regulatory risk in the fluids purification, animal health and agricultural markets, principally as a result of the risk of increasing regulation of the food chain throughout the world, but particularly in the United States and Europe. We actively monitor developments in this area, both directly and through trade organizations of which we are a member.

We are exposed to commodity price risk with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. As of July 31, 2015, we have purchased no natural gas contracts for our planned kiln fuel needs for fiscal year 2016. We continue to purchase natural gas at spot rates on a month to month basis.

Please also see Item 1A “Risk Factors” above for a discussion of these and other risks and uncertainties we face in our business.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	July 31,
	2015	2014
ASSETS	(in thousands)
Current Assets
Cash and cash equivalents	$20,138	$16,230
Restricted cash	—	129
Short-term investments	2,190	2,640
Accounts receivable, less allowance of $761 and $707 in 2015 and 2014, respectively	31,466	30,997
Inventories	21,369	24,483
Deferred income taxes	2,468	1,570
Prepaid repairs expense	3,813	3,722
Prepaid expenses and other assets	1,199	3,745
Total Current Assets	82,643	83,516
Property, Plant and Equipment
Buildings and leasehold improvements	28,518	28,557
Machinery and equipment	127,399	120,081
Office furniture and equipment	10,689	10,244
Vehicles	12,330	12,099
Gross depreciable assets	178,936	170,981
Less accumulated depreciation and amortization	(129,929)	(124,199)
Net depreciable assets	49,007	46,782
Construction in progress	14,188	11,759
Land and mineral rights	16,460	16,355
Total Property, Plant and Equipment, Net	79,655	74,896
Other Assets
Goodwill	9,034	9,034
Trademarks and patents, net of accumulated amortization of $301 and $420 in 2015 and 2014, respectively	818	660
Debt issuance costs, net of accumulated amortization of $133 and $522 in 2015 and 2014, respectively	146	243
Licensing agreements and non-compete agreements, net of accumulated amortization of $1,145 in 2014	—	155
Customer list, net of accumulated amortization of $2,094 and $764 in 2015 and 2014, respectively	5,691	7,020
Deferred income taxes	6,031	4,448
Other	6,013	6,232
Total Other Assets	27,733	27,792
Total Assets	$190,031	$186,204

The accompanying notes are an integral part of the Consolidated Financial Statements.

	July 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY	(in thousands)
Current Liabilities
Current maturities of notes payable	$3,483	$3,500
Accounts payable	7,428	7,352
Dividends payable	1,376	1,311
Accrued expenses
Salaries, wages and commissions	6,245	4,448
Trade promotions and advertising	2,721	2,182
Freight	1,874	2,504
Other	5,761	8,203
Total Current Liabilities	28,888	29,500
Noncurrent Liabilities
Notes payable	15,417	18,900
Deferred compensation	9,518	9,267
Pension and postretirement benefits	23,429	22,273
Other	2,251	1,956
Total Noncurrent Liabilities	50,615	52,396
Total Liabilities	79,503	81,896

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,936,343 shares in 2015 and 7,917,393 shares in 2014	794	792
Class B Stock, convertible, par value $.10 per share, issued 2,389,735 shares in 2015 and 2,394,735 shares in 2014	239	239
Additional paid-in capital	33,563	33,130
Restricted unearned stock compensation	(931)	(2,225)
Retained earnings	142,095	136,039
Accumulated Other Comprehensive (Loss) Income
Unrealized gain on marketable securities	—	114
Pension and postretirement benefits	(8,975)	(8,632)
Cumulative translation adjustment	(270)	255
Total Accumulated Other Comprehensive Loss	(9,245)	(8,263)
Less treasury stock, at cost (2,932,796 Common and 324,741 Class B shares in 2015 and 2,915,651 Common and 324,741 Class B shares in 2014)	(55,987)	(55,404)
Total Stockholders’ Equity	110,528	104,308

Total Liabilities and Stockholders’ Equity	$190,031	$186,204

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2015	2014	2013
	(in thousands, except for per share data)

Net Sales	$261,402	$266,313	$250,583
Cost of Sales	(201,245)	(206,663)	(184,084)
Gross Profit	60,157	59,650	66,499
Selling, General and Administrative Expenses	(45,004)	(47,232)	(47,558)
Capacity Rationalization Charges	—	—	(70)
Income from Operations	15,153	12,418	18,871
Other Income (Expense)
Interest income	13	23	34
Interest expense	(1,327)	(1,569)	(1,773)
Foreign exchange (loss) gain	(349)	35	(56)
Other, net	679	430	423
Total Other Expense, Net	(984)	(1,081)	(1,372)
Income Before Income Taxes	14,169	11,337	17,499
Income Taxes	(2,801)	(2,981)	(2,913)
Net Income	$11,368	$8,356	$14,586

Net Income Per Share
Basic Common	$1.73	$1.27	$2.25
Basic Class B Common	$1.30	$0.96	$1.69
Diluted	$1.59	$1.17	$2.07

Average Shares Outstanding
Basic Common	4,955	4,981	4,909
Basic Class B Common	2,019	2,001	1,970
Diluted	7,037	7,004	6,927

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended July 31,
	2015	2014	2013
	(in thousands)

Net Income	$11,368	$8,356	$14,586

Other Comprehensive (Loss) Income:
Unrealized (loss) gain on marketable securities	(114)	28	14
Pension and postretirement benefits (net of tax)	(343)	(3,024)	5,983
Cumulative translation adjustment	(525)	(232)	(86)
Other Comprehensive (Loss) Income	(982)	(3,228)	5,911
Comprehensive Income	$10,386	$5,128	$20,497

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares		(in thousands)
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Restricted Unearned Stock Compensation	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, July 31, 2012	10,161,100	(3,236,305)	$1,016	$29,759	$122,901	$(2,214)	$(55,208)	$(10,946)	$85,308
Net Income			—	—	14,586	—	—	—	14,586
Other Comprehensive (Loss) Income			—	—	—	—	—	5,911	5,911
Dividends Declared			—	—	(4,712)	—	—	—	(4,712)
Purchases of Treasury Stock		(8,253)	—	—	—	—	(175)	—	(175)
Net Issuance of Stock Under Long-Term Incentive Plans	99,947	5,250	10	1,289	(25)	(474)	87	—	887
Share-based Compensation			—	269	—	—	—	—	269
Amortization of Restricted Stock			—	—	—	864	—	—	864
Balance, July 31, 2013	10,261,047	(3,239,308)	$1,026	$31,317	$132,750	$(1,824)	$(55,296)	$(5,035)	$102,938
Net Income			—	—	8,356	—	—	—	8,356
Other Comprehensive (Loss) Income			—	—	—	—	—	(3,228)	(3,228)
Dividends Declared			—	—	(5,040)	—	—	—	(5,040)
Purchases of Treasury Stock		(2,584)	—	—	—	—	(87)	—	(87)
Net Issuance of Stock Under Long-Term Incentive Plans	51,081	1,500	5	1,727	(27)	(1,590)	(21)	—	94
Share-based Compensation			—	86	—	—	—	—	86
Amortization of Restricted Stock			—	—	—	1,189	—	—	1,189
Balance, July 31, 2014	10,312,128	(3,240,392)	$1,031	$33,130	$136,039	$(2,225)	$(55,404)	$(8,263)	$104,308
Net Income			—	—	11,368	—	—	—	11,368
Other Comprehensive (Loss) Income			—	—	—	—	—	(982)	(982)
Dividends Declared			—	—	(5,312)	—	—	—	(5,312)
Purchases of Treasury Stock		(3,645)	—	—	—	—	(122)	—	(122)
Net Issuance of Stock Under Long-Term Incentive Plans	13,950	(13,500)	2	356	—	152	(461)	—	49
Share-based Compensation			—	77	—	—	—	—	77
Amortization of Restricted Stock			—	—	—	1,142	—	—	1,142
Balance, July 31, 2015	10,326,078	(3,257,537)	$1,033	$33,563	$142,095	$(931)	$(55,987)	$(9,245)	$110,528

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended July 31,
	2015	2014	2013
	(in thousands)
Cash Flows from Operating Activities
Net Income	$11,368	$8,356	$14,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,994	10,396	8,946
Amortization of investment discounts	(1)	(2)	(7)
Non-cash stock compensation expense	1,142	1,189	864
Excess tax benefits for share-based payments	(77)	(86)	(268)
Deferred income taxes	(2,450)	284	(398)
Provision for bad debts and cash discounts	177	69	64
Loss on the sale of property, plant and equipment	191	452	8
Gain on sale of marketable securities	(105)	—	—
Life insurance benefits	(117)	—	—
Capacity rationalization charges	—	—	70
(Increase) decrease in:
Accounts receivable	(646)	82	(984)
Inventories	3,114	(2,966)	(1,050)
Prepaid expenses	2,455	(1,988)	1,416
Other assets	(1,287)	(817)	(1,025)
Increase (decrease) in:
Accounts payable	571	187	135
Accrued expenses	(697)	(2,586)	2,159
Deferred compensation	251	698	452
Pension and postretirement benefits	814	2,887	(1,896)
Other liabilities	279	141	294
Total Adjustments	15,608	7,940	8,780
Net Cash Provided by Operating Activities	26,976	16,296	23,366
Cash Flows from Investing Activities
Capital expenditures	(15,859)	(18,566)	(9,795)
Proceeds from sale of property, plant and equipment	22	180	66
Acquisition of business	—	(12,876)	—
Restricted cash	129	(129)	—
Purchases of short-term investments	(2,890)	(10,391)	(34,439)
Dispositions of short-term investments	3,341	26,212	25,150
Proceeds from sale of marketable securities	108	—	—
Proceeds from life insurance	903	—	—
Net Cash Used in Investing Activities	(14,246)	(15,570)	(19,018)
Cash Flows from Financing Activities
Principal payments on notes payable	(3,500)	(3,500)	(3,800)
Dividends paid	(5,247)	(4,965)	(4,630)
Purchase of treasury stock	(122)	(87)	(175)
Proceeds from issuance of treasury stock	—	82	82
Proceeds from issuance of common stock	49	12	805
Excess tax benefits for share-based payments	77	86	268
Net Cash Used in Financing Activities	(8,743)	(8,372)	(7,450)
Effect of exchange rate changes on cash and cash equivalents	(79)	(159)	44
Net Increase (Decrease) in Cash and Cash Equivalents	3,908	(7,805)	(3,058)
Cash and Cash Equivalents, Beginning of Year	16,230	24,035	27,093
Cash and Cash Equivalents, End of Year	$20,138	$16,230	$24,035

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)

	Year-Ended July 31,
	2015	2014	2013
	(in thousands)
Supplemental disclosure:
Cash paid for:
Interest, net of amounts capitalized	$826	$1,078	$1,351
Income taxes	$2,339	$3,022	$5,064
Noncash investing and financing activities:
Capital expenditures accrued, but not paid	$223	$712	$529
Cash dividends declared and accrued, but not paid	$1,376	$1,311	$1,236

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

We are a leader in developing, manufacturing and/or marketing sorbent products. Our sorbent products are principally produced from clay minerals. Our absorbent clay products include cat litter, industrial floor absorbents, agricultural chemical carriers and enterosorbents used in animal feed. Our adsorbent products include synthetic sorbents, which are used for industrial cleanup, and bleaching clay products, which are used for filtration of edible oils and for purification of petroleum-based oils.

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

SHORT-TERM INVESTMENTS

Short-term investments as of both July 31, 2015 and 2014 were comprised of certificates of deposits with maturities of one year or less. We intend and have the ability to hold these investments to maturity; therefore, these investments are reported at amortized cost.

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

INVENTORIES

We value inventories at the lower of cost (first-in, first-out) or market. We recorded inventory obsolescence reserves of approximately $521,000 and $390,000 as of July 31, 2015 and 2014, respectively. The composition of inventories was as follows as of July 31 (in thousands):

	2015	2014
Finished goods	$12,117	$14,326
Packaging	4,735	5,402
Other	4,517	4,755
Inventories	$21,369	$24,483

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated to U.S. Dollars at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

INTANGIBLE ASSETS AND GOODWILL

We amortize most of our intangible assets on a straight-line basis over periods ranging from ten to 20 years. Our customer list intangible asset, related to the acquisition of certain assets of MFM, is amortized at an accelerated amortization rate in the earlier years to reflect the expected pattern of decline in the related benefits over time. Intangible amortization was $1,642,000 in fiscal year 2015 and $1,107,000 in fiscal year 2014. We have some intangible assets that were determined to have indefinite lives and are not amortized, specifically one acquired trademark recorded at $376,000.

Our estimated intangible amortization expense for the next five fiscal years is as follows (in thousands):

2016	$1,451
2017	$1,222
2018	$1,013
2019	$826
2020	$656

The weighted average amortization period of our intangible assets subject to amortization is as follows (in years):

Weighted Average Amortization Period
Trademarks and patents	3.9
Debt issuance costs	5.1
Customer list	8.3
Total intangible assets subject to amortization	8.1

We periodically review indefinite-lived intangibles and goodwill to assess for impairment. Our review is based on cash flow considerations and other approaches that require significant judgment with respect to volume, revenue and expenses. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is generally performed in the first quarter of the fiscal year and when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. There has been no impairment from this analysis for fiscal years 2015, 2014 or 2013.

OVERBURDEN REMOVAL AND MINING COSTS

We mine sorbent materials on property that we either own or lease as part of our overall operations. A significant part of our overall mining cost is incurred during the process of removing the overburden from the mine site, thus exposing the sorbent material used in a majority of our production processes. These stripping costs are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred. Stripping costs included in cost of sales were approximately $2,939,000, $4,179,000, and $2,187,000 for fiscal years 2015, 2014 and 2013, respectively. The increased stripping costs in fiscal year 2014 reflected more tons mined and extraction of clay reserves that required more overburden removal. We defer and amortize the pre-production overburden removal costs associated with opening a new mine. No pre-production overburden removal costs were deferred in the last two fiscal years.

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral rights, including legal fees and drilling expenses, are also capitalized. The amount of land and mineral rights included in land on the Consolidated Balance Sheets were approximately $13,285,000 and $2,165,000, respectively, as of July 31, 2015 and $13,348,000 and $2,165,000, respectively, as of July 31, 2014. Pre-production development costs on new mines and any prepaid royalties that may be offset against future royalties due upon extraction of the mineral are also capitalized. Prepaid royalties included in current prepaid expenses and in non-current other assets on the Consolidated Balance Sheets were approximately $1,068,000 and $1,052,000 as of July 31, 2015 and 2014, respectively. No capitalized pre-production development costs were recorded in the last two fiscal years. All exploration related costs are expensed as incurred.

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

Depreciation expense was $10,352,000, $9,289,000 and $8,603,000 in fiscal years 2015, 2014 and 2013, respectively.

Property, plant and equipment are carried at cost on the Consolidated Balance Sheets and are reviewed for possible impairment on an annual basis. We take into consideration idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. There was no impairment recorded in fiscal years 2015, 2014 or 2013.

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

Advertising expenses were approximately $5,154,000, $8,886,000, and $7,975,000 in fiscal years 2015, 2014 and 2013, respectively. Advertising expense was lower in fiscal year 2015 as we refocused our promotional efforts for our branded cat litter.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents, short-term investments and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2015 and 2014. Short-term investments were certificates of deposits which we intend and have the ability to hold to maturity; therefore, these investments were reported at amortized cost, which was approximately equal to fair value. See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding the fair value of notes payable, as well as assets and liabilities recorded at fair value.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of sales and were approximately $46,292,000, $49,456,000 and $45,002,000 for fiscal years 2015, 2014 and 2013, respectively.

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

RESEARCH AND DEVELOPMENT

Research and development costs of approximately $2,809,000, $2,587,000 and $2,620,000 were charged to expense as incurred for fiscal years 2015, 2014 and 2013, respectively.

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

In addition to existing valuation allowances, we provide for uncertain tax positions, if necessary, when such tax positions do not meet the recognition thresholds or measurement standards prescribed by ASC 740, Income Taxes. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. We recognize interest and penalties accrued related to uncertain tax positions in income tax (benefit) expense.

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

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

The repair regulations released by the Internal Revenue Service in September 2013 under Sections 162(a) and 263(a) of the Internal Revenue Code were effective for our tax year beginning August 1, 2014. The repair regulations provide guidance regarding the timing of deductions and the capitalization of amounts paid to acquire, produce or improve tangible property. We believe our accounting policies comply with the requirements of the repair regulations and there is no material impact on our Consolidated Financial Statements.

Recently Issued Accounting Standards and Regulations

In May 2014, the FASB issued guidance under ASC 606, Revenue from Contract with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. Transition options include either a full or modified retrospective approach and early adoption is permitted. The implementation date for this guidance was recently deferred and will now be effective at the beginning of our first quarter of fiscal year 2019. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

In August 2014, the FASB issued guidance under ASC 205, Presentation of Financial Statements - Going Concern, which defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance will be effective for our fiscal year ending July 31, 2017. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

In April 2015, the FASB issued guidance under ASC 835, Simplifying the Presentation of Debt Issuance Cost, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, rather than as an asset. This guidance is effective for our first quarter of fiscal year 2017 and early adoption is permitted. The guidance must be applied on a retrospective basis. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

In July 2015, the FASB issued guidance under ASC 330, Simplifying the Measurement of Inventory. The new guidance requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This new guidance is effective for our first quarter of fiscal year 2018 and early adoption is permitted. The guidance must be applied prospectively. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

NOTE 2 – ACQUISITION

On November 1, 2013, for $12,505,000 in cash we acquired certain assets of MFM, a company engaged in the manufacturing, marketing and distribution of primarily private label cat litter. This transaction qualified as a business combination for accounting purposes, therefore the assets acquired were recorded at their respective estimated fair values at the date of acquisition. The purchase price was allocated to: goodwill, all of which is related to our Retail and Wholesale Products Group segment and is deductible for tax purposes ($3,872,000); customer list intangible asset ($7,784,000); inventories ($664,000); equipment ($300,000); and other current assets ($130,000). We also recorded a contingent liability of $500,000 for the amount deposited in an escrow account, which represented our maximum obligation for expenses to prepare and sell the real property retained by MFM. In addition, we recorded a contingent receivable of $255,000, which represented the estimated amount we would receive upon the sale of the real property retained by MFM. During fiscal year 2015, we recorded net expense of $113,000 upon settlement of both the contingent liability and receivable. This expense is included in selling, general and administrative expenses on the Consolidated Statements of Operations.

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

NOTE 3 – OPERATING SEGMENTS

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

Sales to Walmart and its affiliates accounted for approximately 18%, 19% and 20% of our total net sales for fiscal years 2015, 2014 and 2013, respectively. Walmart is a customer in our Retail and Wholesale Products Group segment. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales; however, sales to Clorox (a customer in our Business to Business Products Group) and its affiliates accounted for approximately 6% of total net sales for each of fiscal years 2015 and 2014, and 7% of total net sales for fiscal year 2013.

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

				July 31,
				Assets
				2015	2014	2013
				(in thousands)
Business to Business Products				$55,767	$53,823	$53,721
Retail and Wholesale Products				96,043	95,712	76,376
Unallocated Assets				38,221	36,669	53,462
Total Assets				$190,031	$186,204	$183,559

	Year Ended July 31,
	Net Sales			Income
	2015	2014	2013	2015	2014	2013
	(in thousands)
Business to Business Products	$92,326	$94,286	$92,969	$29,406	$26,654	$30,739
Retail and Wholesale Products	169,076	172,027	157,614	5,206	3,568	10,561
Total Sales	$261,402	$266,313	$250,583
Corporate Expenses				(19,459)	(17,804)	(22,359)
Capacity Rationalization Charges				—	—	(70)
Income from Operations				15,153	12,418	18,871
Total Other Expense, Net				(984)	(1,081)	(1,372)
Income before Income Taxes				14,169	11,337	17,499
Income Taxes				(2,801)	(2,981)	(2,913)
Net Income				$11,368	$8,356	$14,586

The following is a summary by fiscal year of financial information by geographic region (in thousands):

	2015	2014	2013
Sales to unaffiliated customers by:
Domestic operations	$250,377	$255,067	$238,655
Foreign subsidiaries	$11,025	$11,246	$11,928
Sales or transfers between geographic areas:
Domestic operations	$5,606	$4,285	$4,624
Income (Loss) before income taxes:
Domestic operations	$15,389	$12,209	$17,744
Foreign subsidiaries	$(1,220)	$(872)	$(245)
Net Income (Loss):
Domestic operations	$12,629	$9,064	$14,762
Foreign subsidiaries	$(1,261)	$(708)	$(176)
Identifiable assets:
Domestic operations	$182,269	$178,061	$175,261
Foreign subsidiaries	$7,762	$8,143	$8,298

Our largest customer accounted for the following percentage of consolidated net sales and net accounts receivable:

	2015	2014	2013
Net sales for the years ended July 31	18%	19%	20%
Net accounts receivable as of July 31	27%	28%	30%

NOTE 4 – NOTES PAYABLE

The composition of notes payable is as follows as of July 31 (in thousands):

	2015	2014
Senior notes payable in annual principal installments on August 1: $3,083 in each fiscal year 2016 through 2021. Interest is payable semiannually at an annual rate of 3.96%	$18,500	$18,500
Senior notes mature on October 15, 2015. Interest is payable semiannually at an annual rate of 5.89%	400	3,900
Total notes payable	18,900	22,400
Less current maturities of notes payable	(3,483)	(3,500)
Noncurrent notes payable	$15,417	$18,900

We issued senior promissory notes in November 2010 for $18,500,000 and in December 2005 for $15,000,000. All note agreements provided that the proceeds could be used to fund future principal payments on debt, acquisitions, stock repurchases, and capital expenditures and for working capital purposes. Both note agreements contain certain covenants that restrict our ability and the ability of certain of our subsidiaries to, among other things, (i) incur liens, (ii) incur indebtedness, (iii) merge or consolidate, (iv) sell assets, (v) sell stock of those certain subsidiaries, (vi) engage in business that would change the general nature of the business we are engaged in, and (vii) enter into transactions other than on “arm's length” terms with affiliates. The note agreements also require a minimum fixed coverage ratio and a minimum consolidated net worth to be maintained.

On December 4, 2014, we signed a fourth amendment to our credit agreement with BMO Harris, to extend the term to December 4, 2019. The new agreement provides for a $25,000,000 unsecured revolving credit agreement, including a maximum of $5,000,000 for foreign letters of credit. The remaining terms are substantially unchanged from our previous agreement with BMO Harris, including the provision that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At July 31, 2015, the variable rates would have been 3.25% for the BMO Harris’ prime-based rate or 1.29% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2015 and 2014, there were no outstanding borrowings under this credit agreement.

Our debt agreements also contain provisions such that if we default on one debt agreement, the others will automatically default. If we default on any guaranteed debt with a balance greater than $1,000,000, our unsecured revolving credit agreement with BMO Harris will be considered in default. If we default on any debt with a balance greater than $5,000,000 we will also be considered in default with the senior promissory notes.

We were in compliance with all restrictive covenants and limitations at July 31, 2015.

The following is a schedule by fiscal year of future maturities of notes payable as of July 31, 2015 (in thousands):

2016	$3,483
2017	3,083
2018	3,084
2019	3,083
2020	3,084
Later years	3,083
$18,900

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

The following table summarizes our financial assets and liabilities that were reported at fair value by level within the fair value hierarchy (in thousands):

	Fair Value at July 31, 2015	Fair Value at July 31, 2014 [1]
	Level 1	Level 1
Assets
Cash equivalents	$9,297	$5,728
Marketable equity securities	$—	$117
1 We identified an error in the amounts previously disclosed for cash equivalents in this footnote in fiscal year 2014. The fiscal year 2014 amount reported as cash equivalents included the amount of unrestricted cash and was therefore overstated by $10,502,000. This amount has been revised in the table above. The disclosure error is considered immaterial, individually and in the aggregate, to the previously reported consolidated financial statements as of and for the year ended July 31, 2014.

Cash equivalents are classified as Level 1 of the fair value hierarchy because they were valued using quoted market prices in active markets. These cash instruments are primarily money market mutual funds. This amount is included in cash and cash equivalents on the Consolidated Balance Sheets.

Marketable equity securities were valued using quoted market prices in active markets and as such are classified as Level 1 in the fair value hierarchy. We owned stock in one publicly traded company at July 31, 2014, which was included in other noncurrent assets on the Consolidated Balance Sheets. The stock was sold during fiscal year 2015.

Short-term investments on the Consolidated Balance Sheets include certificates of deposit. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost on the Consolidated Balance Sheets, which approximated fair value as of July 31, 2015 and 2014, and these balances are excluded from the above table.

Accounts receivable and accounts payable balances on the Consolidated Balance Sheets approximate their fair values at July 31, 2015 and 2014 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

Notes payable on the Consolidated Balance Sheets are carried at the face amount of future maturities and are excluded from the above table. The estimated fair value of notes payable was approximately $20,476,000 as of July 31, 2015 and $23,940,000 as of July 31, 2014. Our debt does not trade on a daily basis in an active market, therefore the fair value of notes payable was estimated based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

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

NOTE 6 – INCOME TAXES

The provision for income tax expense (benefit) by fiscal year consists of the following (in thousands):

	2015	2014	2013
Current
Federal	$4,296	$1,267	$5,446
Foreign	(40)	63	19
State	1,081	308	578
Current Income Tax Total	5,337	1,638	6,043
Deferred
Federal	(2,242)	1,381	(2,984)
Foreign	68	(215)	(88)
State	(362)	177	(58)
Deferred Income Tax Total	(2,536)	1,343	(3,130)
Total Income Tax Expense	$2,801	$2,981	$2,913

Principal reasons for variations between the statutory federal rate and the effective rates by fiscal year were as follows:

	2015	2014	2013
U.S. federal income tax rate	35.0%	34.0%	34.0%
Depletion deductions allowed for mining	(9.5)	(12.2)	(9.7)
State income tax expense, net of federal tax expense	3.4	2.8	2.9
Difference in effective tax rate of foreign subsidiaries	2.2	0.9	(0.8)
Empowerment zone credits	—	(0.5)	(0.5)
Valuation allowance (decrease) increase	(11.7)	3.2	(7.8)
Other	0.4	(1.9)	(1.5)
Effective income tax rate	19.8%	26.3%	16.6%

We utilized approximately $1,658,000 and $1,369,000 of our domestic AMT credit carryforwards in fiscal years 2015 and 2013, respectively, based on the amount and composition of our taxable earnings and various tax attributes. We correspondingly decreased the related valuation allowance that had been established in prior years for the full amount of the deferred tax benefit related to the AMT credits used, thereby significantly reducing our effective income tax rate. In fiscal year 2014, we added approximately $693,000 to our domestic AMT credit carryforwards and correspondingly increased the related valuation allowance.

The Consolidated Balance Sheets included the following tax effects of cumulative temporary differences as of July 31 (in thousands):

`

	2015		2014
	Assets	Liabilities	Assets [1]	Liabilities [1]
Depreciation	$—	$6,749	$—	$7,332
Deferred compensation	3,936	—	3,733	—
Postretirement benefits	8,242	—	7,651	—
Allowance for doubtful accounts	237	—	303	—
Deferred marketing expenses	—	19	—	10
Other assets	41	—	—	84
Accrued expenses	1,949	—	1,289	—
Tax credits	1,545	—	2,872	—
Amortization	37	—	—	229
Inventories	512	—	453	—
Depletion	—	473	—	488
Stock-based compensation	162	—	248	—
Reclamation	283	—	141	—
Other assets – foreign	1,006	—	930	—
Valuation allowance	(2,210)	—	(3,459)	—
Total deferred taxes	$15,740	$7,241	$14,161	$8,143

1 We identified an error in the amounts previously disclosed in this footnote in fiscal year 2014 related to domestic deferred taxes credits. The fiscal year 2014 amounts reported as Tax credits and Valuation allowance were both overstated by $514,000 as previously reported and have been revised in the table above. The disclosure error is considered immaterial, individually and in the aggregate, to the previously reported consolidated financial statements as of and for the year ended July 31, 2014.

As of July 31, 2015, we had a total of approximately $2,210,000 of AMT credit and foreign net operating loss carryforwards, which can be carried forward indefinitely or until utilized. A number of factors determine whether or not we will be able to utilize these tax attributes. For example, certain factors, such as depletion and the cost of fuel used in our manufacturing process, have a significant impact on our ability to use the deferred tax benefit related to our AMT credit carryforwards. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings and other factors that could affect the realization of deferred tax assets. We believe it is more likely than not that we will not realize a benefit from the carryforwards; therefore, a valuation allowance has been established for the full amount of the deferred tax benefit related to the AMT credits and the foreign net operating loss.

Our foreign subsidiary in the United Kingdom has not generated any untaxed foreign income, therefore we have not provided for any related income taxes.

As of July 31, 2015, we had no liability for unrecognized tax benefits (“UTBs”) based on tax positions related to the current and prior fiscal years. Reconciliations of the beginning and ending amount of UTBs by fiscal year were as follows (in thousands):

	2015	2014	2013
Gross balance – beginning of year	$—	$273	$273
Gross decreases - tax positions from prior years	—	(273)	—
Gross balance – end of year	$—	$—	$273

We classify interest and penalty accruals related to UTBs as income tax expense. During fiscal year 2015, we recognized no interest and penalties and we had accrued no accrual for the payment of interest and penalties.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Our federal income tax returns for the fiscal years 2010 through 2014 remain open for examination. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are no material open or unsettled state, local or foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

Our authorized capital stock at July 31, 2015 and 2014 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share. There are no Class A Common Stock shares currently outstanding.

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

Our Board of Directors has authorized in the aggregate the repurchase of 3,666,771 shares of the Company stock since fiscal year 1991. As of July 31, 2015, 3,018,562 shares of Common Stock and 342,241 shares of Class B Stock have been repurchased under the Board approved repurchase authorizations. Common Stock was repurchased by other transactions authorized by management prior to the adoption of the Board’s repurchase authorizations.

Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive income by component (in thousands):

	Unrealized Gain on Marketable Securities		Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2013	$86		$(5,608)		$487	(5,035)
Other comprehensive income (loss) before reclassifications, net of tax	28		(3,266)		(232)	(3,470)
Amounts reclassified from accumulated other comprehensive income, net of tax	—		242	b)	—	242
Net current-period other comprehensive income (loss), net of tax	28		(3,024)		(232)	(3,228)
Balance as of July 31, 2014	$114		$(8,632)		$255	$(8,263)
Other comprehensive income (loss) before reclassifications, net of tax	(9)		(730)		(525)	(1,264)
Amounts reclassified from accumulated other comprehensive income, net of tax	(105)	a)	387	b)	—	282
Net current-period other comprehensive income (loss), net of tax	(114)		(343)		(525)	(982)
Balance as of July 31, 2015	$—		$(8,975)		$(270)	$(9,245)

a)	Amount is included in the Consolidated Statements of Operations on the Other, net line item. The cost of the related securities was based on specific identification.

b)
Amounts are net of tax expense of $239,000 and $148,000 in fiscal years 2015 and 2014, respectively. Amounts are included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 9 of the Notes to the Consolidated Financial Statements for further information.

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

STOCK OPTIONS

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500. Stock options have been granted to our outside directors with a vesting period of one year and stock options granted to employees generally vest 25% two years after the grant date and in each of the three following anniversaries of the grant date. In addition, shares of restricted stock have been issued under the 2006 Plan as described in the restricted stock section below. As of July 31, 2015, there were 541,604 shares available for future grants under this plan.

Our 1995 Long Term Incentive Plan (“1995 Plan”) provided for grants of both incentive and non-qualified stock options and restricted stock. Stock options granted under the 1995 Plan generally vest 25% two years after the grant date and in each of the three following anniversaries of the grant date. All shares of stock issued upon option exercises under this plan were from authorized but unissued stock; all shares of restricted stock issued were from treasury stock. All remaining outstanding options were exercised during fiscal year 2014 and there were no shares available for future grants under this plan as of July 31, 2015.

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provided for grants of stock options to directors. Stock options have been granted to our directors with a one year vesting period. All remaining outstanding options were exercised during fiscal year 2014 and there were no shares available for future grants under this plan as of July 31, 2015. All shares of stock issued under the Directors’ Plan were from treasury stock.

A summary of stock option transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding and exercisable at July 31, 2012	147	$11.89	2.2	$1,473
Exercised	(87)	$10.25		$1,385
Options outstanding and exercisable at July 31, 2013	60	$14.25	2.3	$1,059
Exercised	(8)	$12.47		$151
Forfeited	(8)	$9.43
Options outstanding and exercisable at July 31, 2014	44	$15.43	1.9	$611
Exercised	(3)	$15.37		$45
Options outstanding and exercisable at July 31, 2015	41	$15.43	0.9	$447

The amount of cash received from the exercise of options during fiscal year 2015 was $50,000 and the related tax benefit was $9,000. The amount of cash received from the exercise of options during fiscal year 2014 was $93,000 and the related tax benefit was $39,000. The amount of cash received from the exercise of options during fiscal year 2013 was $2,271,000 and the related tax benefit was $613,000.

The following table summarizes information related to stock options outstanding and exercisable at July 31, 2015. All outstanding stock options were exercisable as of July 31, 2015.

Options Outstanding and Exercisable by Price Range as of July 31, 2015
Range of Exercise Prices			Outstanding and Exercisable (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$13.51	-	$15.00	25	0.9	$14.82
$15.01	-	$16.50	6	0.6	$15.37
$16.51	-	$17.00	10	1.3	$17.00
$13.51	-	$17.00	41	0.9	$15.43

We recognized the related compensation expense over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service to us. We recognized no stock-based compensation expense related to stock options during fiscal years 2015, 2014 and 2013.

As of July 31, 2015, 2014 and 2013 we had no unamortized expense associated with outstanding stock options.

RESTRICTED STOCK

All of our non-vested restricted stock as of July 31, 2015 was issued under the 2006 Plan with vesting periods from two to five years.

A summary of restricted stock transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Unamortized Expense (in thousands)
Non-vested restricted stock outstanding at July 31, 2012	132	$21.68	3.1	$2,214
Granted	20	$25.03
Vested	(34)	$21.75
Forfeited	(1)	$20.60
Non-vested restricted stock outstanding at July 31, 2013	117	$22.24	2.1	$1,824
Granted	51	$34.18
Vested	(40)	$21.50
Forfeited	(6)	$25.41
Non-vested restricted stock outstanding at July 31, 2014	122	$27.31	2.4	$2,226
Granted	11	$28.68
Vested	(45)	$23.16
Forfeited	(14)	$34.05
Non-vested restricted stock outstanding at July 31, 2015	74	$28.83	2.1	$931

We recognized stock-based compensation related to restricted stock of $916,000, $880,000 and $631,000, net of related tax effect, in fiscal years 2015, 2014 and 2013, respectively. The total restricted stock compensation related tax benefit was $226,000, $309,000 and $233,000 in fiscal years 2015, 2014 and 2013, respectively.

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

We also maintain a 401(k) savings plan under which we match a portion of employee contributions. This plan is available to essentially all domestic employees following a specific number of days of employment. Our contributions to this plan, and to similar plans maintained by our foreign subsidiaries, were $683,000, $814,000 and $708,000 for fiscal years 2015, 2014 and 2013, respectively.

Obligations and Funded Status

The following tables provide a reconciliation of changes in the plans’ benefit obligations, assets’ fair values and funded status by fiscal year (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation, beginning of year	$44,367	$36,866	$2,770	$2,441
Service cost	1,606	1,425	133	111
Interest cost	1,855	1,761	106	110
Actuarial loss (gain)	96	5,379	(622)	114
Benefits paid	(1,175)	(1,064)	(25)	(6)
Benefit obligation, end of year	46,749	44,367	2,362	2,770

Change in plan assets:
Fair value of plan assets, beginning of year	24,804	22,887	—	—
Actual return on plan assets	174	1,938	—	—
Employer contribution	1,790	1,043	25	6
Benefits paid	(1,175)	(1,064)	(25)	(6)
Fair value of plan assets, end of year	25,593	24,804	—	—
Funded status, recorded in Consolidated Balance Sheets	$(21,156)	$(19,563)	$(2,362)	$(2,770)

The accumulated benefit obligation for the Pension Plan was $41,501,000 as of July 31, 2015 and $37,813,000 as of July 31, 2014.

The following table shows amounts recognized in the Consolidated Balance Sheets as of July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2015	2014	2015	2014
Deferred income taxes	$7,376	$6,634	$866	$1,017
Other current liabilities	$—	$—	$(89)	$(60)
Other noncurrent liabilities	$(21,156)	$(19,563)	$(2,273)	$(2,710)
Accumulated other comprehensive income –net of tax:
Net actuarial loss	$8,909	$8,156	$92	$500
Prior service cost (income)	$9	$15	$(35)	$(39)

Benefit Costs and Amortizations

The following table shows the components of the net periodic pension and postretirement health benefit costs by fiscal year (in thousands):

	Pension Cost			Postretirement Health Benefit Cost
	2015	2014	2013	2015	2014	2013
Service cost	$1,606	$1,425	$1,751	$133	$111	$136
Interest cost	1,855	1,761	1,544	106	110	96
Expected return on plan assets	(1,877)	(1,715)	(1,510)	—	—	—
Amortization of:
Net transition obligation	—	—	—	1	16	15
Prior service costs (income)	10	13	15	(6)	(6)	—
Other actuarial loss	584	343	884	37	24	53
Net periodic benefit cost	$2,178	$1,827	$2,684	$271	$255	$300

The following table shows amounts, net of tax, that are recognized in other comprehensive income by fiscal year (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2015	2014	2015	2014
Net actuarial loss (gain)	$1,115	$3,196	$(385)	$70
Amortization of:
Prior service (cost) income	(6)	(8)	4	4
Net transition obligation	—	—	(1)	(10)
Amortization of actuarial loss	(361)	(213)	(23)	(15)
Total recognized in other comprehensive loss (income)	$748	$2,975	$(405)	$49

The following table shows amortization amounts, net of tax, expected to be recognized in fiscal year 2016 in accumulated other comprehensive income (in thousands):

Amortization of:	Pension Benefits	Postretirement Health Benefits
Net actuarial loss	$637	$—
Prior service cost (income)	5	(4)
Total to be recognized as other comprehensive loss (income)	$642	$(4)

Cash Flows

We have funded the Pension Plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We expect to contribute approximately $1,422,000 in fiscal year 2016.

The postretirement health plan is an unfunded plan. Our policy is to pay insurance premiums and claims from our assets.

The following table shows the estimated future benefit payments by fiscal year (in thousands):

	Pension Benefits	Postretirement Health Benefits
2016	$1,302	$89
2017	$1,359	$108
2018	$1,484	$117
2019	$1,569	$139
2020	$1,592	$176
2021-25	$9,373	$1,025

Assumptions

Our pension benefit and postretirement health benefit obligations and the related effects on operations are calculated using actuarial models. Critical assumptions that are important elements of plan expenses and asset/liability measurements include discount rate and expected return on assets for the Pension Plan and health care cost trend for the postretirement health plan. We evaluate these critical assumptions at least annually. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience and to meet regulatory requirements. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The assumptions used in the previous calculations by fiscal year were as follows:

	Pension Benefits		Postretirement Health Benefits
	2015	2014	2015	2014
Discount rate for net periodic benefit costs	4.28%	4.80%	3.87%	4.80%
Discount rate for year-end obligations	4.22%	4.28%	3.51%	3.87%
Rate of increase in compensation levels for net periodic benefit costs	3.50%	3.50%	—	—
Rate of increase in compensation levels for year-end obligations	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—

The discount rate was based on the Citigroup Pension Discount Curve (“CPDC”) to determine separately for the Pension Plan and the postretirement health plan, the single equivalent rate that would yield the same present value as the specific plan’s expected cash flows.

Our expected rate of return on Pension Plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment managers and investment advisors), and long-term inflation assumptions.

For fiscal year 2015, the medical cost trend assumption used for the postretirement health benefit cost was 7.5%. The graded trend rate is expected to decrease to an ultimate rate of 5.0% in fiscal year 2024.

The following table reflects the effect on postretirement health costs and accruals in fiscal year 2015 of a one-percentage point change in the assumed health care cost trend (in thousands):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost	$37	$(33)
Effect on accumulated postretirement benefit obligation	$265	$(312)

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

We measure and monitor the plan’s asset investment performance and the allocation of assets through quarterly investment portfolio reviews. Investment performance is measured by absolute returns, returns relative to benchmark indices and any other appropriate basis of comparison. The targeted allocation percentages of plan assets is shown below for fiscal year 2016 and the actual allocation as of July 31:

Asset Allocation	Target fiscal 2016	2015	2014
Cash and accrued income	2%	12%	5%
Fixed income	38%	29%	27%
Equity	60%	59%	67%

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets carried at fair value (in thousands):

	Fair Value At July 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Asset Class
Cash and Cash Equivalents(a)	$2,678	$2,678	$—
Equity securities(b):
U.S. companies	9,141	9,119	22
International companies	3,178	3,178	—
Equity securities - international mutual funds:
Developed market(c)	1,289	—	1,289
Emerging markets(d)	331	—	331
Commodities(e)	267	—	267
Fixed Income:
U.S. Treasuries	3,923	—	3,923
Corporate bonds(f)	1,751	—	1,751
Floating rate debt(g)	855	—	855
Government sponsored entities(h)	292	—	292
Multi-strategy bond fund(i)	895	—	895
Other(j)	993	—	993
Total	$25,593	$14,975	$10,618

	Fair Value At July 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Asset Class
Cash and Cash Equivalents(a)	$1,123	$1,123	$—
Equity securities(b):
U.S. companies	10,168	10,168	—
International companies	2,698	2,698	—
Equity securities - international mutual funds:
Developed market(c)	2,005	—	2,005
Emerging markets(d)	351	—	351
Commodities(e)	383	—	383
Fixed Income:
U.S. Treasuries	3,020	—	3,020
Corporate bonds(f)	1,911	—	1,911
Floating rate debt(g)	838	—	838
Government sponsored entities(h)	376	—	376
Multi-strategy bond fund(i)	856	—	856
Other(j)	1,075	—	1,075
Total	$24,804	$13,989	$10,815

(a)	Cash and cash equivalents consists of highly liquid investments which are traded in active markets.

(b)	This class represents equities traded on regulated exchanges, as well as funds that invest in a portfolio of such stocks.

(c)
These mutual funds seek long-term capital growth by investing no less than 80% of their assets in stocks of non- U.S. companies that are primarily in developed markets, but also may invest in emerging and less developed markets.

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

NOTE 10 – DEFERRED COMPENSATION

Oil-Dri's deferred compensation plans permit directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. Participants have deferred $318,000 and $542,000 into these plans in fiscal years 2015 and 2014, respectively. We recorded $428,000 and $431,000 of interest expense associated with these plans in fiscal years 2015 and 2014, respectively. Payments to participants were $450,000 and $418,000 in fiscal years 2015 and 2014, respectively, and the total liability recorded for deferred compensation was $8,623,000 and $8,161,000 at July 31, 2015 and 2014, respectively.

The Oil-Dri Corporation of America Annual Incentive Plan provides certain executives with the opportunity to receive a deferred executive bonus award if certain financial goals are met. Financial targets under the provisions of the plan were not achieved to merit an award for the fiscal years 2015 and 2014.

Both of the above deferred compensation plans are unfunded. We fund these benefits when payments are made, and the timing and amount of the payments are determined according to the plans' provisions and, for certain plans, according to individual employee agreements.

The Oil-Dri Corporation of America SERP provides certain retired participants in the Pension Plan with the amount of benefits that would have been provided under the Pension Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”), and/or (2) the limitation on compensation for purposes of calculating benefits under the Pension Plan imposed by Section 401(a)(17) of the Code. The SERP liability is actuarially determined at the end of each fiscal year using assumptions similar to those used for the Pension Plan, see Note 9 of the Notes to the Consolidated Financial Statements. The SERP liability recorded at July 31, 2015 was $1,433,000, which was higher than the $1,255,000 liability recorded at July 31, 2014 due primarily to a decrease in the discount rate and updated mortality assumptions used to actuarially value the obligation at July 31, 2015. We recorded expense related to the SERP of $178,000 in fiscal year 2015 and $215,000 in fiscal year 2014. The SERP is unfunded and we will fund benefits when payments are made.

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

NOTE 12 – LEASES

Our mining operations are conducted on property we lease or own. These leases generally provide us with the right to mine as long as we continue to pay a minimum monthly rental, which is typically applied against the per ton royalty when the property is mined. We also lease certain offices and production facilities. In addition, we may lease vehicles, railcars, mining property and equipment, warehouse space, data processing equipment, and office equipment. In most cases, we expect that, in the normal course of business, leases will be renewed or replaced by other leases.

The following is a schedule by fiscal year of future minimum rent requirements under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 31, 2015 (in thousands):

2016	$1,402
2017	$1,356
2018	$1,139
2019	$368
2020	$225
Later years	$503

The following schedule shows the composition of total rent expense by fiscal year for all operating leases, including those with terms of one month or less which were not renewed (in thousands):

	2015	2014	2013
Vehicles and Railcars	$1,559	$1,818	$1,885
Office facilities	928	890	844
Warehouse facilities	311	235	229
Mining properties:
Minimum	123	292	320
Contingent	239	162	120
Other	46	108	133
	$3,206	$3,505	$3,531
Contingent mining royalty payments are determined based on the tons of raw clay mined.

As of July 31, 2014, we had a capital lease for three pieces of equipment used at our manufacturing facilities. All scheduled lease payments had been made as of the 2014 fiscal year-end and the remaining obligation of $1,330,000, which was included in other accrued expenses on the Consolidated Balance Sheets, represented the purchase option price to obtain title to the equipment, which we paid in fiscal year 2015. As of July 31, 2014, the assets under capital lease were included on the Consolidated Balance Sheets in machinery and equipment for $1,523,000, and in accumulated depreciation and amortization for $32,000. Depreciation expense related to these assets was included in cost of sales on the fiscal year 2014 Consolidated Statements of Operations. There were no capital leases during fiscal year 2015.

NOTE 13 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected information for fiscal years 2015 and 2014 is as follows (in thousands, except for per share amounts):

	Fiscal Year 2015 Quarter Ended
	October 31	January 31	April 30	July 31	Fiscal 2015
Net Sales	$66,044	$64,643	$65,196	$65,519	$261,402
Gross Profit	$13,769	$15,233	$14,433	$16,722	$60,157
Net Income	$2,120	$2,797	$1,385	$5,066	$11,368
Net Income Per Share
Basic Common	$0.32	$0.43	$0.21	$0.77	$1.73
Basic Class B Common	$0.24	$0.32	$0.16	$0.58	$1.30
Diluted	$0.30	$0.39	$0.19	$0.71	$1.59
Dividends Per Share
Common	$0.2000	$0.2000	$0.2000	$0.2100	$0.8100
Class B	$0.1500	$0.1500	$0.1500	$0.1575	$0.6075
Common Stock Price Range
High	$31.30	$32.93	$34.19	$33.44
Low	$24.02	$26.60	$28.30	$25.92

	Fiscal Year 2014 Quarter Ended
	October 31	January 31	April 30	July 31	Fiscal 2014
Net Sales	$63,546	$69,305	$67,417	$66,045	$266,313
Gross Profit	$16,500	$16,893	$13,884	$12,373	$59,650
Net Income	$2,887	$4,281	$722	$466	$8,356
Net Income Per Share
Basic Common	$0.44	$0.65	$0.11	$0.07	$1.27
Basic Class B Common	$0.33	$0.49	$0.08	$0.05	$0.96
Diluted	$0.41	$0.60	$0.10	$0.07	$1.17
Dividends Per Share
Common	$0.1900	$0.1900	$0.1900	$0.2000	$0.7700
Class B	$0.1425	$0.1425	$0.1425	$0.1500	$0.5775
Common Stock Price Range
High	$36.80	$41.74	$36.27	$34.90
Low	$30.35	$32.90	$31.24	$28.71

NOTE 14 – SUBSEQUENT EVENTS

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal controls over financial reporting as of July 31, 2015 have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Oil-Dri Corporation of America
We have audited the accompanying consolidated balance sheets of Oil-Dri Corporation of America (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of July 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oil-Dri Corporation of America and subsidiaries as of July 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP

Chicago, Illinois
October 9, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oil-Dri Corporation of America:

In our opinion, the consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended July 31, 2013 present fairly, in all material respects, the results of the operations and cash flows of Oil-Dri Corporation of America and its subsidiaries for the year ended July 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended July 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except as set forth below) is contained in Oil-Dri’s Proxy Statement for its 2015 annual meeting of stockholders under the captions “1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Audit Committee” and “Corporate Governance Matters” and is incorporated herein by this reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2015 annual meeting of stockholders under the captions “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors,” “Director Compensation,” “Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2015 annual meeting of stockholders under the captions “Principal Stockholders,” “Security Ownership of Management” and “Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2015 annual meeting of stockholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2015 annual meeting of stockholders under the caption “Auditor Fees” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements are contained herein.

Consolidated Balance Sheets as of July 31, 2015 and July 31, 2014.

Consolidated Statements of Operations for the fiscal years ended July 31, 2015, July 31, 2014 and July 31, 2013.

Consolidated Statements of Comprehensive Income for the fiscal years ended July 31, 2015, July 31, 2014 and July 31, 2013.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended July 31, 2015, July 31, 2014 and July 31, 2013.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2015, July 31, 2014 and July 31, 2013.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2015, July 31, 2014 and July 31, 2013.

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
Incorporated by reference to Exhibit 10(s) to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on May 1, 2001.

10.2	First Amendment, dated as of December 13, 2002, to Memorandum of Agreement #1450 “Fresh Step”™dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

Exhibit
No.	Description	SEC Document Reference
10.3	Second Amendment, dated as of October 15, 2007, to Memorandum of Agreement #1450 “Fresh Step”™ dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2008.

10.4	Exclusive Supply Agreement dated May 19, 1999 between Church & Dwight Co., Inc. and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit (10)(r) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

10.5	$15,000,000 Credit Agreement, dated January 27, 2006 among the Company, certain subsidiaries of the Company and Harris N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.6	First Amendment, dated as of December 19, 2008 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.7	Second Amendment, dated as of December 21, 2011 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 28, 2011.

10.8	Third Amendment, dated as of June 21, 2012 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.9	Fourth Amendment, dated as of December 4, 2014 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2014.

10.10	$15,000,000 Note Agreement dated as of December 16, 2005 among the Company, The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 22, 2005.

10.11	First Amendment, dated as of July 12, 2006 to Note Agreement dated as of December 16, 2005.	Incorporated by reference to Exhibit 10.9 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

10.12
$18,500,000 Note Agreement dated as of November 12, 2010 among Oil-Dri Corporation of America, The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota.
Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2010.

10.13	Description of 1987 Executive Deferred Compensation Program.*	Incorporated by reference to Exhibit (10)(f) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

10.14	Salary Continuation Agreement dated August 1, l989 between Richard M. Jaffee and Oil-Dri (“1989 Agreement”).*	Incorporated by reference to Exhibit (10)(g) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

Exhibit
No.	Description	SEC Document Reference
10.15	Extension and Amendment, dated October 9, 1998, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

10.16	Second Amendment, effective October 31, 2000, to the 1989 Agreement.*	Incorporated by reference to Exhibit 99.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 13, 2000.

10.17	Third Amendment, dated as of January 31, 2006, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 13, 2006.

10.18	Fourth Amendment, dated as of October 14, 2010, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on October 14, 2010.

10.19	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.20	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.21	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.22	Oil-Dri Corporation of America 1995 Long-Term Incentive Plan as amended and restated effective June 9, 2000.*	Incorporated by reference to Exhibit (10)(k) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.23	Supplemental Executive Retirement Plan dated April 1, 2003.*	Incorporated by reference to Exhibit (10)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.24	Oil-Dri Corporation of America Outside Director Stock Plan as amended and restated effective October 16, 1999.*	Incorporated by reference to Exhibit (10)(n) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.25	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.26	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

Exhibit
No.	Description	SEC Document Reference
10.27	Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

10.28	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.29	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.30	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.31	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.32	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.33	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.34	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.35	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.36	Letter Agreement, dated as of April 23, 2015, between Oil-Dri Corporation of America and Paul D. Ziemnisky, Jr.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.

11.1	Statement re: Computation of Net Income Per Share.	Filed herewith.

14.1	Code of Ethics
Available at Oil-Dri’s website at www.oildri.com or in print upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, IL 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.

21.1	Subsidiaries of Oil-Dri.	Filed herewith.

Exhibit
No.	Description	SEC Document Reference
23.1	Consents of Independent Registered Public Accounting Firms	Filed herewith.

31.1	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosure	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oil-Dri has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

By	/s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer, Director

Dated: October 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Richard M. Jaffee	October 9, 2015
Richard M. Jaffee
Chairman of the Board of Directors

/s/ Daniel S. Jaffee	October 9, 2015
Daniel S. Jaffee
President and Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Daniel T. Smith	October 9, 2015
Daniel T. Smith
Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Paula J. Krystopolski	October 9, 2015
Paula J. Krystopolski
Corporate Controller
(Controller)

/s/ J. Steven Cole	October 9, 2015
J. Steven Cole
Director

/s/ Joseph C. Miller	October 9, 2015
Joseph C. Miller
Vice Chairman of the Board of Directors

/s/ Michael A. Nemeroff	October 9, 2015
Michael A. Nemeroff
Director

/s/ Allan H. Selig	October 9, 2015
Allan H. Selig
Director

/s/ Paul E. Suckow	October 9, 2015
Paul E. Suckow
Director

/s/ Lawrence E. Washow	October 9, 2015
Lawrence E. Washow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2015	2014	2013
	(in thousands)
Allowance for doubtful accounts and cash discounts:
Balance, beginning of year	$707	$641	$626
Additions	169	69	62
Deductions*	(115)	(3)	(47)
Balance, end of year	$761	$707	$641

* Net of recoveries.

Valuation reserve for income taxes [1]:
Balance, beginning of year	$3,459	$3,205	$4,061
Additions charged to expense	(1,514)	254	(856)
Balance, end of year	$1,945	$3,459	$3,205

1 See Note 6 of the Notes to the Consolidated Financial Statements for further discussion of the valuation reserve for income taxes and the reclassification of fiscal 2014 amounts to properly reflect our domestic deferred tax credits.

EXHIBITS

Exhibit No.	Description
11.1	Statement Re: Computation of Net Income Per Share

21.1	Subsidiaries of Oil-Dri

23.1	Consents of Independent Registered Public Accounting Firms

31.1	Certifications by Daniel S. Jaffee, President and Chief Executive Officer and Daniel T. Smith, Vice President and Chief Financial Officer, required by Rule 13a-14(a)

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101.INS	XBRL Taxonomy Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Note:
Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.