Form 10-Q
period 2015-10-31
OIL DRI CORP OF AMERICA
filed 2015-12-04
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended October 31, 2015
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2015.

Common Stock – 5,053,190 Shares and Class B Stock – 2,190,994 Shares

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

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including those described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

Cat’s Pride, Fresh & Light and Oil-Dri are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	October 31, 2015	July 31, 2015
Current Assets
Cash and cash equivalents	$21,011	$20,138
Short-term investments	3,390	2,190
Accounts receivable, less allowance of $739 and $761 at October 31, 2015 and July 31, 2015, respectively	31,889	31,466
Inventories	21,486	21,369
Deferred income taxes	2,468	2,468
Prepaid repairs expense	3,960	3,813
Prepaid expenses and other assets	1,913	1,199
Total Current Assets	86,117	82,643

Property, Plant and Equipment
Cost	211,011	209,584
Less accumulated depreciation and amortization	(132,210)	(129,929)
Total Property, Plant and Equipment, Net	78,801	79,655

Other Assets
Goodwill	9,034	9,034
Trademarks and patents, net of accumulated amortization of $307 and $301 at October 31, 2015 and July 31, 2015, respectively	822	818
Debt issuance costs, net of accumulated amortization of $140 and $133 at October 31, 2015 and July 31, 2015, respectively	139	146
Customer list, net of accumulated amortization of $2,436 and $2,094 at October 31, 2015 and July 31, 2015, respectively	5,349	5,691
Deferred income taxes	5,782	6,031
Other	6,042	6,013
Total Other Assets	27,168	27,733

Total Assets	$192,086	$190,031

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	October 31, 2015	July 31, 2015
Current Liabilities
Current maturities of notes payable	$3,083	$3,483
Accounts payable	7,561	7,428
Dividends payable	1,406	1,376
Accrued expenses:
Salaries, wages and commissions	6,187	6,245
Trade promotions and advertising	2,377	2,721
Freight	1,963	1,874
Other	6,167	5,761
Total Current Liabilities	28,744	28,888

Noncurrent Liabilities
Notes payable	12,333	15,417
Deferred compensation	9,604	9,518
Pension and postretirement benefits	23,683	23,429
Other	2,496	2,251
Total Noncurrent Liabilities	48,116	50,615

Total Liabilities	76,860	79,503

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,974,093 shares at October 31, 2015 and 7,936,343 shares at July 31, 2015	797	794
Class B Stock, par value $.10 per share, issued 2,515,735 shares at October 31, 2015 and 2,389,735 shares at July 31, 2015	252	239
Additional paid-in capital	37,622	33,563
Restricted unearned stock compensation	(4,658)	(931)
Retained earnings	146,080	142,095
Accumulated other comprehensive loss:
Pension and postretirement benefits	(8,797)	(8,975)
Cumulative translation adjustment	(281)	(270)
Total accumulated other comprehensive loss	(9,078)	(9,245)
Less Treasury Stock, at cost (2,920,903 Common and 324,741 Class B shares at October 31, 2015 and 2,932,796 Common and 324,741 Class B shares at July 31, 2015)	(55,789)	(55,987)
Total Stockholders’ Equity	115,226	110,528

Total Liabilities & Stockholders’ Equity	$192,086	$190,031

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended October 31,
	2015	2014

Net Sales	$67,795	$66,044
Cost of Sales	(47,142)	(52,275)
Gross Profit	20,653	13,769
Selling, General and Administrative Expenses	(12,877)	(10,609)
Income from Operations	7,776	3,160

Other Income (Expense)
Interest Expense	(259)	(382)
Interest Income	3	3
Other, Net	20	84
Total Other Expense, Net	(236)	(295)

Income Before Income Taxes	7,540	2,865
Income Taxes	(2,117)	(745)
Net Income	5,423	2,120

Retained Earnings:
Balance at Beginning of Period	142,095	136,039
Cash Dividends Declared and Treasury Stock Issuances	(1,438)	(1,313)
Balance at End of Period	$146,080	$136,846

Net Income Per Share
Basic Common	$0.82	$0.32
Basic Class B	$0.61	$0.24
Diluted	$0.75	$0.30
Average Shares Outstanding
Basic Common	4,975	4,948
Basic Class B	2,037	2,009
Diluted	7,063	7,016
Dividends Declared Per Share
Basic Common	$0.2100	$0.2000
Basic Class B	$0.1575	$0.1500

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended October 31,
	2015	2014

Net Income	$5,423	$2,120

Other Comprehensive Income (Loss):
Unrealized Loss on Marketable Securities	—	(114)
Pension and Postretirement Benefits (Net of Tax)	178	99
Cumulative Translation Adjustment	(11)	(85)
Other Comprehensive Income (Loss)	167	(100)
Total Comprehensive Income	$5,590	$2,020

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Three Months Ended October 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2015	2014
Net Income	$5,423	$2,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,939	2,920
Amortization of investment net discount	—	(1)
Non-cash stock compensation expense	332	308
Excess tax benefits for share-based payments	(17)	(10)
Deferred income taxes	109	72
Provision for bad debts and cash discounts	(22)	44
Loss on the sale of fixed assets	23	33
Gain on sale of marketable securities	—	(105)
(Increase) Decrease in assets:
Accounts receivable	(414)	(940)
Inventories	(126)	151
Prepaid expenses	(862)	1,308
Other assets	(47)	(1,173)
Increase (Decrease) in liabilities:
Accounts payable	387	(1,632)
Accrued expenses	33	(2,000)
Deferred compensation	86	261
Pension and postretirement benefits	432	357
Other liabilities	240	35
Total Adjustments	3,093	(372)
Net Cash Provided by Operating Activities	8,516	1,748

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,765)	(5,717)
Proceeds from sale of property, plant and equipment	—	15
Restricted cash	—	29
Purchases of short-term investments	(1,690)	(700)
Dispositions of short-term investments	490	1,440
Proceeds from sale of marketable securities	—	108
Net Cash Used in Investing Activities	(2,965)	(4,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,484)	(3,500)
Dividends paid	(1,377)	(1,311)
Purchase of treasury stock	(18)	—
Proceeds from issuance of common stock	185	15
Excess tax benefits for share-based payments	17	10
Net Cash Used in Financing Activities	(4,677)	(4,786)
Effect of exchange rate changes on cash and cash equivalents	(1)	39
Net Increase (Decrease) in Cash and Cash Equivalents	873	(7,824)
Cash and Cash Equivalents, Beginning of Period	20,138	16,230
Cash and Cash Equivalents, End of Period	$21,011	$8,406

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Three Months Ended October 31,
	2015	2014
Supplemental disclosure of non-cash investing activities:
Capital expenditures accrued, but not paid	$192	$903
Cash dividends declared and accrued, but not paid	$1,406	$1,313

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF STATEMENT PRESENTATION

The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements and the related notes are condensed and should be read in conjunction with the Consolidated Financial Statements and related notes for the year ended July 31, 2015 included in our Annual Report on Form 10-K filed with the SEC.

The unaudited condensed Consolidated Financial Statements include the accounts of Oil-Dri Corporation of America and its subsidiaries. All significant intercompany transactions are eliminated. Except as otherwise indicated herein or as the context otherwise requires, references to “Oil-Dri,” the “Company,” “we,” “us” or “our” refer to Oil-Dri Corporation of America and its subsidiaries.

The unaudited condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications. which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three months ended October 31, 2015 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2016.

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

Recently Issued Regulations

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

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	October 31, 2015	July 31, 2015
Finished goods	$12,602	$12,117
Packaging	4,293	4,735
Other	4,591	4,517
Total Inventories	$21,486	$21,369

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The obsolescence reserve not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at October 31, 2015 and July 31, 2015 were $496,000 and $521,000, respectively.

4. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are prioritized into categories based on the lowest level of input that is significant to the fair value measurement. The categories in the fair value hierarchy are as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs for similar assets or liabilities or valuation models whose inputs are observable, directly or indirectly.
Level 3: Unobservable inputs.

Cash equivalents of $10,631,000 and $9,297,000 as of October 31, 2015 and July 31, 2015, respectively, were classified as Level 1. These cash instruments are primarily money market mutual funds and are included in cash and cash equivalents on the condensed Consolidated Balance Sheets.

Short-term investments included U.S. Treasury securities and certificates of deposit. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost, which approximated fair value as of October 31, 2015 and July 31, 2015.

Accounts receivable and accounts payable balances approximated their fair values at October 31, 2015 and July 31, 2015 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $16,734,000 and $20,476,000 as of October 31, 2015 and July 31, 2015, respectively. Our debt does not trade on a daily basis in an active market, therefore the fair value estimate is based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

We apply fair value techniques on at least an annual basis associated with: (1) valuing potential impairment loss related to goodwill, trademarks and other indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets. See Note 5 for further information about goodwill and other intangible assets.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible amortization expense was $363,000 and $420,000 in the first quarter of fiscal 2016 and 2015, respectively. Estimated intangible amortization for the remainder of fiscal 2016 is $1,088,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2017	$1,223
2018	$1,013
2019	$826
2020	$656
2021	$473

We have one acquired trademark recorded at a cost of $376,000 that was determined to have an indefinite life and is not amortized.

Our annual goodwill impairment analysis was performed in the first quarter of fiscal 2016 and did not indicate any impairment.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2015	2014
Service cost	$489	$432
Interest cost	483	468
Expected return on plan assets	(477)	(470)
Amortization of:
Prior service costs	2	2
Other actuarial loss	287	150
Net periodic benefit cost	$784	$582

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2015	2014
Service cost	$22	$33
Interest cost	20	27
Amortization of:
Prior service costs	(2)	(2)
Other actuarial loss	—	9
Net periodic benefit cost	$40	$67

The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

The pension plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We contributed $284,000 to our pension plan during the first quarter of fiscal 2016. We estimate contributions will be $994,000 for the remainder of fiscal 2016. See Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three Months Ended October 31,
	2015	2014	2015	2014
Discount rate for net periodic benefit cost	4.22%	4.28%	3.51%	3.87%
Rate of increase in compensation levels	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—

The medical cost trend assumption for postretirement health benefits was 7.5%. The graded trend rate is expected to decrease to an ultimate rate of 4.0% in fiscal 2035.

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

Our operating segments are also our reportable segments. Net sales and operating income for each segment are provided below. Revenues by product line are not provided because it would be impracticable to do so. The accounting policies of the segments are the same as those described in Note 1 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.

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

			Assets
			October 31, 2015	July 31, 2015
			(in thousands)
Business to Business Products			$57,023	$55,767
Retail and Wholesale Products			95,570	96,043
Unallocated Assets			39,493	38,221
Total Assets			$192,086	$190,031

	For the Three Months Ended October 31,
	Net Sales		Income
	2015	2014	2015	2014
	(in thousands)
Business to Business Products	$25,821	$23,648	$9,169	$6,871
Retail and Wholesale Products	41,974	42,396	5,402	886
Total Sales	$67,795	$66,044
Corporate Expenses			(6,795)	(4,597)
Income from Operations			7,776	3,160
Total Other Expense, Net			(236)	(295)
Income before Income Taxes			7,540	2,865
Income Taxes			(2,117)	(745)
Net Income			$5,423	$2,120

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

Stock Options

A summary of stock option transactions is shown below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options outstanding and exercisable, July 31, 2015	41	$15.43	0.9	$447
Exercised	(12)	$14.82		$102
Options outstanding and exercisable, October 31, 2015	29	$15.70	0.7	$451

The amount of cash received from the exercise of stock options during the first three months of fiscal 2016 was $185,000 and the related tax benefit was $28,000. The amount of cash received from the exercise of stock options during the first three months of fiscal 2015 was $15,000 and the related tax benefit was $3,000.

No stock options were granted in the first three months of either fiscal 2016 or 2015.

Restricted Stock

All of our non-vested restricted stock as of October 31, 2015 was issued under the 2006 Plan with vesting periods between two years and five years.

Under the 2006 Plan, 37,000 restricted shares of Common Stock were granted in the first quarter of fiscal year 2016. There were 9,000 restricted shares of Common Stock granted in the first quarter of fiscal 2015. Also in the first quarter of fiscal year 2016, 126,000 shares of restricted Common Class B stock were granted.

Stock-based compensation expense related to non-vested restricted stock in the first quarter of fiscal years 2016 and 2015 was $332,000 and $308,000, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2015	74	$28.83
Granted	163	$24.79
Vested	(28)	$23.23
Non-vested restricted stock outstanding at October 31, 2015	209	$26.42

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of October 31, 2015 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2015	$(8,975)		$(270)	$(9,245)
Other comprehensive loss before reclassifications, net of tax	—		(11)	(11)
Amounts reclassified from accumulated other comprehensive income, net of tax	178	a)	—	178
Net current-period other comprehensive income (loss), net of tax	178		(11)	167
Balance as of October 31, 2015	$(8,797)		$(281)	$(9,078)

a) Amount is net of tax expense of $109,000. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 6 for further information.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our Consolidated Financial Statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other clay-like sorbent materials. Our principal products include agricultural and horticultural chemical carriers, animal health and nutrition products, bleaching clay and fluid purification aids, cat litter, industrial and automotive floor absorbents and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: Retail and Wholesale Products Group and Business to Business Products Group, as described in Note 7 of the notes to condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2015 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2014

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended October 31, 2015 were $67,795,000, an increase of 3% from net sales of $66,044,000 for the three months ended October 31, 2014. Net sales were up for our Business to Business Products Group and down slightly for our Retail and Wholesale Products Group. Consolidated net income for the first quarter of fiscal 2016 was $5,423,000, compared to $2,120,000 for the first quarter of fiscal 2015. Operating income increased for both our Retail and Wholesale Products Group and our Business to Business Products Group. Diluted net income per share was $0.75 for the first quarter of fiscal 2016, compared to $0.30 for the first quarter of fiscal 2015.

Our consolidated gross profit as a percentage of net sales for the first quarter of fiscal 2016 was 30%, compared to 21% for the first quarter of fiscal 2015. Gross profit was positively impacted by a 22% decline in the cost per manufactured ton for natural gas used to operate kilns that dry our clay and by a slight decline in other manufacturing costs per ton produced. Gross profit further benefited from lower freight and packaging costs per ton produced. Freight costs declined due to lower diesel fuel costs, as well as additional capacity and some relief from unfavorable regulations in the truck freight industry. A significant amount of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices. The lower packaging costs reflected favorable price adjustments as commodity prices have declined, particularly for resin and paper-based packaging.

Total selling, general and administrative expenses were higher for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The discussion of the segments' operating incomes below describes the selling, general and administrative expenses allocated to the operating segments. The remaining unallocated corporate expenses in the first quarter of fiscal 2016 included a higher estimated annual incentive bonus accrual compared to the first quarter in the prior fiscal year. The incentive bonus accruals were based on performance targets established for each fiscal year.

Interest expense was $123,000 lower for the first quarter of fiscal 2016 compared to the same period in fiscal 2015 due primarily to a reduction of notes payable.

Our effective tax rate was 28% of pre-tax income in the first quarter of fiscal 2016, compared to 26% in the first quarter of fiscal 2015. Our effective tax rate was based on the estimated level of our taxable income for the year and the assessment of various tax deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first quarter of fiscal 2016 were $25,821,000, an increase of $2,173,000, or 9%, from net sales of $23,648,000 for the first quarter of fiscal 2015. Net sales of our agricultural chemical carrier products increased approximately 38% due to more tons sold and a favorable product sales mix. Sales increased for both our standard and engineered granule products used by agricultural and horticultural chemical manufacturers. Net sales of fluid purification products were approximately 3% higher primarily as a result of more tons sold. Sales to petroleum oil processors were higher due to normal fluctuations in industry ordering patterns. Domestic sales to edible oil producers improved, while sales in foreign markets continued to be challenged by the strength of the U.S. Dollar relative to various foreign currencies, which effectively increased the prices of our products compared to foreign competitors' products. Sales of our co-packaged coarse cat litter were up approximately 2% compared to the first quarter of fiscal 2015. In addition, sales of animal health and nutrition products were down approximately 1% as sales improved in some countries but declined to a greater extent in other foreign markets faced with currency exchange rate challenges.

Selling, general and administrative expenses for the Business to Business Products Group were 10% of sales in the first quarter of fiscal 2016 compared to 9% in the first quarter of fiscal 2015 due primarily to additional expenses to promote our new animal health and nutrition products.

The Business to Business Products Group’s operating income for the first quarter of fiscal 2016 was $9,169,000, an increase of $2,298,000, or 33%, from operating income of $6,871,000 in the first quarter of fiscal 2015. Operating income was positively impacted by the higher sales, lower cost per manufactured ton for natural gas used to operate kilns that dry our clay and by reduced freight and packaging costs. See further discussion of freight and packaging costs in “Consolidated Results” above.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first quarter of fiscal 2016 were $41,974,000, a decrease of $422,000, or 1%, from net sales of $42,396,000 for the first quarter of fiscal 2015. Net sales increased for our cat litter and industrial absorbent products; however, these increases were more than offset by lower sales for our subsidiaries in Canada and the United Kingdom. Our foreign subsidiaries are discussed under “Foreign Operations” below. Overall cat litter net sales were up approximately 1% compared to the first quarter of the prior year driven by a favorable product sales mix and higher selling prices, which outweighed a decline in tons sold. Private label cat litter sales benefited from new business for our lightweight scoopable private label products, although sales for our traditional private label products declined. A sales decrease of approximately 3% for branded cat litter was attributed to lower sales of our traditional Cat's Pride cat litter, which was partially offset by higher sales of our Fresh & Light lightweight cat litter. We expect to significantly increase expenditures for advertising and trade promotions of our lightweight branded cat litter in the second half of fiscal 2016. Sales of our floor absorbent products were up 1% compared to the first quarter of fiscal 2015.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 11% lower than the first quarter of fiscal 2015 due primarily to lower advertising costs.

The Retail and Wholesale Products Group reported operating income of $5,402,000 for the first quarter of fiscal 2016, an increase of $4,516,000 from a operating income of $886,000 for the first quarter of fiscal 2015. The improved operating income was driven by a favorable product sales mix, lower cost per manufactured ton for natural gas used to operate kilns that dry our clay, reduced freight and packaging costs and lower advertising expense. See further discussion of freight and packaging costs in “Consolidated Results” above.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first quarter of fiscal 2016 were $2,513,000, a 19% decrease compared to net sales of $3,121,000 during the first quarter of fiscal 2015 due primarily to lower sales by our Canadian subsidiary. Strong competition and loss of a private label customer contributed to lower sales of cat litter by our subsidiary in Canada. Higher sales by our subsidiary in China moderated the overall sales decline. Net sales by our foreign subsidiaries represented approximately 4% and 5% of our consolidated net sales during the first quarters of fiscal 2016 and 2015, respectively.

Our foreign subsidiaries reported a net loss of $467,000 for the first quarter of fiscal 2016 compared to a net loss of $242,000 for the first quarter of fiscal 2015. The net loss increased due primarily to greater reported losses for our subsidiary in China, which is still growing its share in the China market, and for our subsidiary in Canada, which incurred higher costs for items purchased from the United States due to the weakness of the local currency compared to the U.S. Dollar.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities and real estate; supporting new product development; investing in infrastructure; repurchasing Common Stock; paying dividends; and business acquisitions. During the first three months of fiscal 2016, we principally used cash generated from operations and from previous debt issuances to fund these requirements. We also have the ability to borrow under our revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”), as described further below, however we have not borrowed under the credit agreement in recent years. Cash and cash equivalents increased $873,000 during the first three months of fiscal 2016 to $21,011,000 as of October 31, 2015.

The following table sets forth certain elements of our condensed Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended October 31,
	2015	2014
Net cash provided by operating activities	$8,516	$1,748
Net cash used in investing activities	(2,965)	(4,825)
Net cash used in financing activities	(4,677)	(4,786)
Effect of exchange rate changes on cash and cash equivalents	(1)	39
Net increase (decrease) in cash and cash equivalents	$873	$(7,824)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first three months of fiscal years 2016 and 2015 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $436,000 in the first three months of fiscal 2016 compared to an increase of $896,000 in the first three months of fiscal 2015. The change in both periods is subject to the level and timing of sales and collections, as well as the payment terms provided to various customers.

Prepaid expenses increased $862,000 in the first three months of fiscal 2016 compared to a decrease of $1,308,000 in the first three months of fiscal 2015. Payment of annual insurance premiums resulted in an increase in prepaid insurance in the first three months of fiscal 2016. Prepaid expenses decreased in the first three months of fiscal 2015 due primarily to reclassification of prepaid rents and royalties to other long-term assets and a decrease in prepaid income taxes, which were partially offset by an increase in prepaid insurance.

Other assets increased $47,000 in the first three months of fiscal 2016 compared to an increase of $1,173,000 in the first three months of fiscal 2015. The cash surrender value of life insurance on former key employees increased in both periods. The increase in the first three months of fiscal 2015 also included the reclassification of prepaid rents and royalties from current prepaid expenses.

Accounts payable increased $387,000 in the first three months of fiscal 2016 compared to a decrease of $1,632,000 in the first three months of fiscal 2015. Trade and freight payables varied in both periods due to timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms. The increase in the first three months of fiscal 2016 also included higher accrued income taxes. The decrease in the first three months of fiscal 2015 included lower accrued freight due to a change in vendor payment terms.

Accrued expenses increased $33,000 in the first three months of fiscal 2016 compared to a decrease of $2,000,000 in the first three months of fiscal 2015. Accrued salaries included the discretionary incentive bonus accrual, which in the first three months of both fiscal 2016 and 2015 decreased by the payout of the prior fiscal year's bonus and increased by the amount of the fiscal year's first three months' accrual. The estimated incentive bonus accrued for the first quarter of fiscal 2016 was higher than the payout based on the financial results. The purchase of plant equipment previously under a capital lease significantly reduced accrued expense in the first three months of fiscal 2015. Accrued trade promotions and advertising in the first three months of both fiscal 2016 and 2015 varied due to the timing of marketing programs. In addition, similar to accounts payable, accrued plant expenses fluctuated due to timing of payments, changes in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Net cash used in investing activities

Cash used in investing activities was $2,965,000 in the first three months of fiscal 2016 compared to cash used in investing activities of $4,825,000 in the first three months of fiscal 2015. Cash used for capital expenditures was $1,765,000 and $5,717,000 in the first three months of fiscal 2016 and 2015, respectively. Major initiatives for new processing and packaging equipment and capacity expansion projects were substantially completed during fiscal 2015. Net purchases of short-term investments used cash of $1,200,000 in the first three months of fiscal 2016, while net dispositions provided cash of $740,000 in the first three months of fiscal 2015. Purchases and dispositions of investment securities in both periods are subject to variations in the timing of investment maturities and the operating cash needs of the Company.

Net cash used in financing activities

Cash used in financing activities was $4,677,000 in the first three months of fiscal 2016 compared to cash used in financing activities of $4,786,000 in the first three months of fiscal 2015. Scheduled payments on long-term debt were $3,484,000 and $3,500,000 in the first three months of fiscal 2016 and 2015, respectively. Dividend payments in the first three months of fiscal 2016 were $1,377,000 compared to $1,311,000 paid during the same period of fiscal 2015 due to a dividend increase.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,366,000 as of October 31, 2015 were lower than the October 31, 2014 balances of $1,376,000. See further discussion in “Foreign Operations” above.

On December 4, 2014, we signed a fourth amendment to our credit agreement with BMO Harris, to extend the term to December 4, 2019. The new agreement provides for a $25,000,000 unsecured revolving credit agreement, including a maximum of $5,000,000 for foreign letters of credit. The remaining terms are substantially unchanged from our previous agreement with BMO Harris, including the provision that we may select a variable rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At October 31, 2015, the variable rates would have been 3.25% for the BMO Harris prime-based rate or 1.32% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under the credit agreement during the three months ended October 31, 2015 and 2014, and we were in compliance with its covenants.

As of October 31, 2015, we had remaining authority to repurchase 305,361 shares of Common Stock under a repurchase plan approved by our Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. Our cash requirements are subject to change as business conditions warrant and opportunities arise. We expect to significantly increase expenditures for advertising and trade promotions in the second half of fiscal 2016. We continually evaluate our liquidity position and anticipated cash needs, as well as the financing options available to obtain additional cash reserves. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all financial covenants under debt agreements, including, but not limited to, the current credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments (in thousands) as of October 31, 2015 for the time-frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Notes Payable	$15,416	$3,083	$6,167	$6,166	$—
Interest on Notes Payable	1,842	611	865	366	—
Operating Leases	15,692	1,458	2,647	1,827	9,760
Total Contractual Cash Obligations	$32,950	$5,152	$9,679	$8,359	$9,760

We made total contributions to our defined benefit pension plan of $284,000 during the first three months of fiscal 2016. We estimate contributions of approximately $994,000 will be made during the remainder of fiscal 2016. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$34,402	$34,402	$—	$—	$—

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of financial condition and results of operations is based on our unaudited condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates and assumptions are revised periodically. Actual results could differ from these estimates. See the information concerning our critical accounting policies included under “Management’s Discussion of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.

Recently Issued Regulations

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

We are exposed to foreign currency fluctuation risk, primarily the U.S. Dollar relative to the British Pound, Euro, Canadian Dollar, Chinese Yuan and the Brazilian Real, as related to our foreign subsidiaries, to certain accounts receivable, and to our ability to sell in foreign markets. We are subject to translation exposure of our foreign subsidiaries’ financial statements from local currencies to U.S. Dollars. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated sales or net income. In addition, the portion of our consolidated accounts receivable denominated in foreign currencies is not significant. Finally, foreign sales of our products may be influenced by the relative strength or weakness of the U.S. Dollar compared to various other currencies, which makes our products relatively more or less expensive than our foreign competitors' products in local marketplaces. Foreign currency fluctuations had some bearing on our operating results in the first three months of fiscal 2016; however, historically the overall foreign currency fluctuation risk has not been material to our Consolidated Financial Statements and in the first three months of fiscal 2016 we did not enter into any hedge contracts in an attempt to offset any adverse effect of changes in currency exchange rates.

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

We are exposed to commodity price risk with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and, consistent with our past practice, we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. We have not purchased any natural gas contracts for our planned kiln fuel needs for fiscal 2016. We continue to purchase natural gas at spot rates on a month to month basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2015, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarizes our Common Stock purchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES [1]
	(a)	(b)	(c)	(d)
For the Three Months Ended October 31, 2015	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]
August 1, 2015 to August 31, 2015	—	—	—	305,968
September 1, 2015 to September 30, 2015	—	—	—	305,968
October 1, 2015 to October 31, 2015	607	$30.30	607	305,361

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. We did not repurchase any shares of our Class B Stock during the period in question, and no shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015 filed with the SEC.

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

Dated:  December 4, 2015

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