Form 10-Q
period 2016-01-31
OIL DRI CORP OF AMERICA
filed 2016-03-09
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended January 31, 2016
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2016.

Common Stock – 5,058,090 Shares and Class B Stock – 2,190,994 Shares

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

TRADEMARK NOTICE

Cat’s Pride, Fresh & Light, Fresh & Light Ultimate Care and Oil-Dri are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	January 31, 2016	July 31, 2015
Current Assets
Cash and cash equivalents	$13,827	$20,138
Short-term investments	15,092	2,190
Accounts receivable, less allowance of $883 and $761 at January 31, 2016 and July 31, 2015, respectively	30,708	31,466
Inventories	22,949	21,369
Deferred income taxes	2,468	2,468
Prepaid repairs expense	3,791	3,813
Prepaid expenses and other assets	3,885	1,199
Total Current Assets	92,720	82,643

Property, Plant and Equipment
Cost	213,046	209,584
Less accumulated depreciation and amortization	(133,597)	(129,929)
Total Property, Plant and Equipment, Net	79,449	79,655

Other Assets
Goodwill	9,034	9,034
Trademarks and patents, net of accumulated amortization of $313 and $301 at January 31, 2016 and July 31, 2015, respectively	879	818
Debt issuance costs, net of accumulated amortization of $147 and $133 at January 31, 2016 and July 31, 2015, respectively	132	146
Customer list, net of accumulated amortization of $2,777 and $2,094 at January 31, 2016 and July 31, 2015, respectively	5,008	5,691
Deferred income taxes	5,792	6,031
Other	6,041	6,013
Total Other Assets	26,886	27,733

Total Assets	$199,055	$190,031

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	January 31, 2016	July 31, 2015
Current Liabilities
Current maturities of notes payable	$3,083	$3,483
Accounts payable	7,704	7,428
Dividends payable	1,407	1,376
Accrued expenses:
Salaries, wages and commissions	8,662	6,245
Trade promotions and advertising	2,441	2,721
Freight	2,326	1,874
Other	6,531	5,761
Total Current Liabilities	32,154	28,888

Noncurrent Liabilities
Notes payable	12,333	15,417
Deferred compensation	9,622	9,518
Pension and postretirement benefits	23,675	23,429
Other	3,200	2,251
Total Noncurrent Liabilities	48,830	50,615

Total Liabilities	80,984	79,503

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,980,743 shares at January 31, 2016 and 7,936,343 shares at July 31, 2015	798	794
Class B Stock, par value $.10 per share, issued 2,515,735 shares at January 31, 2016 and 2,389,735 shares at July 31, 2015	252	239
Additional paid-in capital	33,460	32,632
Retained earnings	148,493	142,095
Accumulated other comprehensive loss:
Pension and postretirement benefits	(8,667)	(8,975)
Cumulative translation adjustment	(420)	(270)
Total accumulated other comprehensive loss	(9,087)	(9,245)
Less Treasury Stock, at cost (2,922,653 Common and 324,741 Class B shares at January 31, 2016 and 2,932,796 Common and 324,741 Class B shares at July 31, 2015)	(55,845)	(55,987)
Total Stockholders’ Equity	118,071	110,528

Total Liabilities & Stockholders’ Equity	$199,055	$190,031

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Six Months Ended January 31,
	2016	2015

Net Sales	$133,162	$130,687
Cost of Sales	(93,447)	(101,685)
Gross Profit	39,715	29,002
Selling, General and Administrative Expenses	(26,539)	(21,561)
Income from Operations	13,176	7,441

Other Income (Expense)
Interest expense	(511)	(689)
Interest income	9	5
Other, net	(65)	(6)
Total Other Expense, Net	(567)	(690)

Income Before Income Taxes	12,609	6,751
Income Taxes	(3,365)	(1,834)
Net Income	9,244	4,917

Retained Earnings:
Balance at beginning of period	142,095	136,039
Cash dividends declared and treasury stock issuances	(2,846)	(2,626)
Balance at End of Period	$148,493	$138,330

Net Income Per Share
Basic Common	$1.39	$0.75
Basic Class B	$1.04	$0.56
Diluted	$1.28	$0.69
Average Shares Outstanding
Basic Common	4,978	4,951
Basic Class B	2,046	2,016
Diluted	7,074	7,023
Dividends Declared Per Share
Basic Common	$0.4200	$0.4000
Basic Class B	$0.3150	$0.3000

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Six Months Ended January 31,
	2016	2015

Net Income	$9,244	$4,917

Other Comprehensive Income (Loss):
Unrealized loss on marketable securities	—	(114)
Pension and postretirement benefits (net of tax)	308	192
Cumulative translation adjustment	(150)	(437)
Other Comprehensive Income (Loss)	158	(359)
Total Comprehensive Income	$9,402	$4,558

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended January 31,
	2016	2015

Net Sales	$65,367	$64,643
Cost of Sales	(46,305)	(49,410)
Gross Profit	19,062	15,233
Selling, General and Administrative Expenses	(13,662)	(10,952)
Income from Operations	5,400	4,281

Other Income (Expense)
Interest expense	(252)	(307)
Interest income	6	2
Other, net	(85)	(90)
Total Other Expense, Net	(331)	(395)

Income Before Income Taxes	5,069	3,886
Income taxes	(1,248)	(1,089)
Net Income	3,821	2,797

Net Income Per Share
Basic Common	$0.57	$0.43
Basic Class B	$0.43	$0.32
Diluted	$0.53	$0.39
Average Shares Outstanding
Basic Common	4,982	4,953
Basic Class B	2,055	2,022
Diluted	7,096	7,030
Dividends Declared Per Share
Basic Common	$0.2100	$0.2000
Basic Class B	$0.1575	$0.1500

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended January 31,
	2016	2015

Net Income	$3,821	$2,797

Other Comprehensive Income (Loss):
Pension and postretirement benefits (net of tax)	130	93
Cumulative translation adjustment	(139)	(352)
Other Comprehensive Loss	(9)	(259)
Total Comprehensive Income	$3,812	$2,538

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Six Months Ended January 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2016	2015
Net Income	$9,244	$4,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,914	5,936
Amortization of investment net discount	(2)	(1)
Non-cash stock compensation expense	638	656
Excess tax benefits for share-based payments	(55)	(16)
Deferred income taxes	189	166
Provision for bad debts and cash discounts	131	173
Loss on the sale of fixed assets	202	118
Gain on sale of marketable securities	—	(105)
(Increase) Decrease in assets:
Accounts receivable	521	(1,431)
Inventories	(1,674)	822
Prepaid expenses	(2,671)	1,628
Other assets	(118)	(1,205)
Increase (Decrease) in liabilities:
Accounts payable	(201)	(1,232)
Accrued expenses	3,295	(867)
Deferred compensation	104	357
Pension and postretirement benefits	554	519
Other liabilities	980	172
Total Adjustments	7,807	5,690
Net Cash Provided by Operating Activities	17,051	10,607

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,795)	(9,920)
Proceeds from sale of property, plant and equipment	249	15
Restricted cash	—	129
Purchases of short-term investments	(14,125)	(700)
Dispositions of short-term investments	1,225	2,401
Proceeds from sale of marketable securities	—	108
Net Cash Used in Investing Activities	(17,446)	(7,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,484)	(3,500)
Dividends paid	(2,783)	(2,623)
Purchase of treasury stock	(18)	—
Proceeds from issuance of treasury stock	185	—
Proceeds from issuance of common stock	96	15
Excess tax benefits for share-based payments	55	16
Net Cash Used in Financing Activities	(5,949)	(6,092)
Effect of exchange rate changes on cash and cash equivalents	33	(15)
Net Decrease in Cash and Cash Equivalents	(6,311)	(3,467)
Cash and Cash Equivalents, Beginning of Period	20,138	16,230
Cash and Cash Equivalents, End of Period	$13,827	$12,763

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Six Months Ended January 31,
	2016	2015
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$924	$1,020
Cash dividends declared and accrued, but not paid	$1,407	$1,313

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and six months ended January 31, 2016 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2016.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Regulations

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance under Accounting Standards Codification “ASC” 606, Revenue from Contract with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. Transition options include either a full or modified retrospective approach and early adoption is permitted. The implementation date for this guidance was recently deferred and will now be effective at the beginning of our first quarter of fiscal year 2019. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

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

In November 2015, the FASB issued guidance under ASC 740, Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This guidance is effective for our first quarter of fiscal year 2018 and early adoption is permitted. The guidance may be applied either prospectively or retrospectively to all periods presented. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

In January 2016, the FASB issued guidance under ASC 825, Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The provisions relevant to us at this time require the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, as well as eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value in such disclosure. This guidance is effective for our first quarter of fiscal year 2019 and early adoption is generally not permitted. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

In February 2016, the FASB issued guidance under ASC 842, Leases, which provides that for leases with a term greater than 12 months, a lessee must recognize in the statement of financial position both a liability to make lease payments and an asset representing its right to use the underlying asset. Other requirements describe expense recognition, as well as financial statement presentation and disclosure. This guidance is effective for our first quarter of fiscal year 2020 using a modified retrospective approach, which includes a number of optional practical expedients. Early adoption is permitted. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	January 31, 2016	July 31, 2015
Finished goods	$13,139	$12,117
Packaging	4,844	4,735
Other	4,966	4,517
Total Inventories	$22,949	$21,369

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The obsolescence reserve not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at January 31, 2016 and July 31, 2015 were $380,000 and $521,000, respectively.

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
Level 3: Unobservable inputs.

Cash equivalents of $4,193,000 and $9,297,000 as of January 31, 2016 and July 31, 2015, respectively, were classified as Level 1. These cash instruments are primarily money market mutual funds and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Short-term investments included U.S. Treasury securities and certificates of deposit. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost, which approximated fair value as of January 31, 2016 and July 31, 2015.

Accounts receivable and accounts payable balances approximated their fair values at January 31, 2016 and July 31, 2015 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $16,619,000 and $20,476,000 as of January 31, 2016 and July 31, 2015, respectively. Our debt does not trade on a daily basis in an active market, therefore the fair value estimate is based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

We apply fair value techniques on at least an annual basis associated with: (1) valuing potential impairment loss related to goodwill, trademarks and other indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets. See Note 5 for further information about goodwill and other intangible assets.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible amortization expense was $364,000 and $400,000 in the second quarter of fiscal 2016 and 2015, respectively. Intangible amortization expense was $727,000 and $820,000 for the first six months of fiscal 2016 and 2015, respectively. Estimated intangible amortization for the remainder of fiscal 2016 is $726,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2017	$1,226
2018	$1,016
2019	$829
2020	$659
2021	$476

We have one acquired trademark recorded at a cost of $376,000 that was determined to have an indefinite life and is not amortized.

We performed our annual goodwill impairment analysis in the first quarter of fiscal 2016 and no impairment was identified.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2016	2015	2016	2015
Service cost	$267	$371	$756	$803
Interest cost	484	457	967	925
Expected return on plan assets	(485)	(469)	(962)	(939)
Amortization of:
Prior service costs	2	3	4	5
Other actuarial loss	209	139	496	289
Net periodic benefit cost	$477	$501	$1,261	$1,083

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2016	2015	2016	2015
Service cost	$21	$34	$43	$67
Interest cost	21	26	41	53
Amortization of:
Prior service costs	(1)	(1)	(3)	(3)
Other actuarial loss	—	9	—	18
Net periodic benefit cost	$41	$68	$81	$135

The net periodic pension benefit cost for the second quarter of fiscal 2016 was lower than for the first quarter due to updated actuarial estimates.

The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

The pension plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We contributed $315,000 and $599,000 to our pension plan during the second quarter and first six months of fiscal 2016, respectively. We estimate contributions will be $679,000 for the remainder of fiscal 2016. See Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three and Six Months Ended January 31,
	2016	2015	2016	2015
Discount rate for net periodic benefit cost	4.22%	4.28%	3.51%	3.87%
Rate of increase in compensation levels	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—

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

			Assets
			January 31, 2016	July 31, 2015
			(in thousands)
Business to Business Products			$56,394	$55,767
Retail and Wholesale Products			96,543	96,043
Unallocated Assets			46,118	38,221
Total Assets			$199,055	$190,031

	For the Six Months Ended January 31,
	Net Sales		Income
	2016	2015	2016	2015
	(in thousands)
Business to Business Products	$48,446	$46,695	$16,745	$14,314
Retail and Wholesale Products	84,716	83,992	9,697	2,148
Total Sales	$133,162	$130,687
Corporate Expenses			(13,266)	(9,021)
Income from Operations			13,176	7,441
Total Other Expense, Net			(567)	(690)
Income before Income Taxes			12,609	6,751
Income Taxes			(3,365)	(1,834)
Net Income			$9,244	$4,917

	For the Three Months Ended January 31,
	Net Sales		Income
	2016	2015	2016	2015
	(in thousands)
Business to Business Products	$22,625	$23,047	$7,576	$7,443
Retail and Wholesale Products	42,742	41,596	4,295	1,262
Total Sales	$65,367	$64,643
Corporate Expenses			(6,471)	(4,424)
Income from Operations			5,400	4,281
Total Other Expense, Net			(331)	(395)
Income before Income Taxes			5,069	3,886
Income Taxes			(1,248)	(1,089)
Net Income			$3,821	$2,797

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

Stock Options

A summary of stock option transactions is shown below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options outstanding and exercisable, July 31, 2015	41	$15.43	0.9	$447
Exercised	(19)	$15.01		$242
Options outstanding and exercisable, January 31, 2016	22	$15.79	0.6	$488

The amount of cash received from the exercise of stock options during the second quarter of fiscal year 2016 was $96,000 and the related tax benefit was $40,000. There were no stock options exercised in the second quarter of fiscal year 2015. The amount of cash received from the exercise of stock options during the first six months of fiscal 2016 was $281,000 and the related tax benefit was $68,000. The amount of cash received from the exercise of stock options during the first six months of fiscal 2015 was $15,000 and the related tax benefit was $3,000.

No stock options were granted in the first six months of either fiscal 2016 or 2015.

Restricted Stock

All of our non-vested restricted stock as of January 31, 2016 was issued under the 2006 Plan with vesting periods between two years and five years.

Under the 2006 Plan, 400 restricted shares of Common Stock were granted in the second quarter of fiscal year 2016. There were 2,000 restricted shares of Common Stock granted in the second quarter of fiscal 2015.

Stock-based compensation expense related to non-vested restricted stock in the second quarter of fiscal years 2016 and 2015 was $306,000 and $348,000, respectively. In the first six months of fiscal years 2016 and 2015, the stock-based compensation related to non-vested restricted stock was $638,000 and $656,000, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2015	74	$28.83
Granted	164	$28.57
Vested	(28)	$23.23
Forfeitures	(2)	$32.23
Non-vested restricted stock outstanding at January 31, 2016	208	$29.36

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of January 31, 2016 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2015	$(8,975)		$(270)	$(9,245)
Other comprehensive loss before reclassifications, net of tax	—		(150)	(150)
Amounts reclassified from accumulated other comprehensive income, net of tax	308	a)	—	308
Net current-period other comprehensive income (loss), net of tax	308		(150)	158
Balance as of January 31, 2016	$(8,667)		$(420)	$(9,087)

a) Amount is net of tax expense of $189,000. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 6 for further information.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2016 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2015

CONSOLIDATED RESULTS

Consolidated net sales for the six months ended January 31, 2016 were $133,162,000, an increase of 2% from net sales of $130,687,000 for the six months ended January 31, 2015. Consolidated net income for the first six months of fiscal 2016 was $9,244,000, an 88% increase from net income of $4,917,000 for the first six months of fiscal 2015. Net sales and operating income were up for both our Retail and Wholesale Products and Business to Business Products Groups. Diluted net income per share was $1.28 for the first six months of fiscal 2016, compared to $0.69 for the first six months of fiscal 2015.

Consolidated gross profit as a percentage of net sales for the first six months of fiscal 2016 was 30%, which was higher than the 22% reported for the first six months of fiscal 2015. Gross profit was positively impacted by a 24% decline in the cost per manufactured ton for natural gas used to operate kilns that dry our clay and by lower freight and packaging costs per ton produced. Other manufacturing costs were essentially flat with the same period the prior year. Freight costs declined due primarily to lower diesel fuel costs, as well as additional capacity and some relief from unfavorable regulations in the truck freight industry. A significant amount of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices. The lower packaging costs reflected favorable price adjustments as commodity prices have declined, particularly for resin and paper-based packaging.

Total selling, general and administrative expenses were higher for the first six months of fiscal 2016 compared to the first six months of fiscal 2015. The discussions of the segments' operating incomes below describe the changes in the selling, general and administrative expenses that were allocated to the operating segments, particularly higher expenses in the Business to Business Products Group. The remaining unallocated corporate expenses in the first six months of fiscal 2016 included a higher estimated annual incentive bonus accrual as compared to the prior year. The incentive bonus accruals were based on performance targets established for each fiscal year.

Interest expense was $178,000 lower for the first six months of fiscal 2016 compared to the same period in fiscal 2015 due to a reduction of notes payable.

Our effective tax rate was 27% of pre-tax income for the first six months of fiscal 2016, which was the same as for the first six months of fiscal 2015. Our effective tax rate was based on the estimated level of our taxable income for the year and the assessment of various deductions, including depletion.

Operating results for the six months ended January 31, 2016 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2016. We believe that our integrated marketing campaign for our new and improved Fresh & Light Ultimate Care lightweight cat litter will increase advertising expenses for the remainder of the fiscal year and will reduce earnings in the third and fourth quarters of fiscal 2016. We anticipate the amount of these expenses will significantly exceed the $10,800,000 spent when we initially created the lightweight cat litter category.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first six months of fiscal 2016 were $48,446,000, an increase of $1,751,000, or 4%, from net sales of $46,695,000 for the first six months of fiscal 2015. Net sales of our agricultural chemical carrier products increased approximately 27% due to more tons sold and a favorable product sales mix. Sales increased for both our standard and engineered granule products used by agricultural and horticultural chemical manufacturers. Net sales of animal health and nutrition products were down approximately 6% as improved sales in certain countries (including for our subsidiary in China as described in Foreign Operations below) were more than offset by sales declines in other foreign markets. Net sales of our co-packaged coarse cat litter and fluids purification products were essentially flat compared to the prior year.

Selling, general and administrative expenses for the Business to Business Products Group were 13% higher compared to the first six months of fiscal 2015 due primarily to additional costs to promote new animal health and nutrition products.

The Business to Business Products Group’s operating income for the first six months of fiscal 2016 was $16,745,000, an increase of $2,431,000, or 17%, from operating income of $14,314,000 for the first six months of fiscal 2015. The benefits of higher sales and lower costs for natural gas, freight and packaging more than offset the higher selling, general and administrative expenses. See “Consolidated Results” above for further discussion of natural gas, freight and packaging costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first six months of fiscal 2016 were $84,716,000, an increase of $724,000, or 1%, from net sales of $83,992,000 for the first six months of fiscal 2015. Net sales increased for cat litter products, which more than offset lower sales for both our industrial absorbent products and our Canadian subsidiary. Our foreign subsidiaries are discussed in “Foreign Operations” below. Overall cat litter net sales were up approximately 2% compared to the first six months of fiscal 2015 driven by a favorable product sales mix, lower trade spending and higher selling prices, which outweighed a decline in tons sold. Private label cat litter sales increased due primarily to our lightweight scoopable product and new business for other private label scoopable products. Sales of Cat's Pride Fresh & Light lightweight cat litter also increased, while sales of other Cat's Pride scoopable and coarse cat litters declined. Sales of industrial and automotive absorbent products were down approximately 2% compared to the first six months of fiscal 2015 due primarily to lower sales of non-clay industrial absorbent products.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were slightly higher compared to the first six months of fiscal 2015 due primarily to increased advertising expenses, which were partially offset by lower personnel costs.

The Retail and Wholesale Products Group's operating income for the first six months of fiscal 2016 was $9,697,000, an increase of $7,549,000 from operating income of $2,148,000 for the first six months of fiscal 2015. Operating income increased due primarily to improved product sales mix and lower costs for natural gas, freight and packaging. See “Consolidated Results” above for further discussion of these cost changes.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first six months of fiscal 2016 were $5,532,000, a 6% decrease compared to net sales of $5,867,000 during the first six months of fiscal 2015. Lower sales of private label cat litter products by our subsidiary in Canada contributed to the sales decrease. The overall foreign operations sales decline was moderated by higher sales of animal health and nutrition products by our subsidiary in China. Net sales by our foreign subsidiaries represented 4% of our consolidated net sales during the first six months of both fiscal years 2016 and 2015.

Our foreign subsidiaries reported a net loss of $536,000 for the first six months of fiscal 2016 compared to a net loss of $662,000 for the first six months of fiscal 2015. The reduced loss was driven by improved operating results for our subsidiary in China.

Identifiable assets of our foreign subsidiaries as of January 31, 2016 were $7,814,000, compared to $7,677,000 as of January 31, 2015. The increase was due primarily to higher cash and cash equivalents and accounts receivables, which were partially offset by lower net fixed assets and inventories.

THREE MONTHS ENDED JANUARY 31, 2016 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2015

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended January 31, 2016 were $65,367,000, an increase of 1% from net sales of $64,643,000 for the three months ended January 31, 2015. Net sales were up for our Retail and Wholesale Products Group and were down slightly for our Business to Business Products Group. Consolidated net income for the second quarter of fiscal 2016 was $3,821,000, a 37% increase from net income of $2,797,000 for the second quarter of fiscal 2015. Operating income increased for both our Retail and Wholesale Products Group and our Business to Business Products Group. Diluted net income per share was $0.53 for the second quarter of fiscal 2016, compared to $0.39 for the second quarter of fiscal 2015.

Consolidated gross profit as a percentage of net sales for the second quarter of fiscal 2016 was 29%, compared to 24% for the second quarter of fiscal 2015. Gross profit was positively impacted by a 25% decline in the cost per manufactured ton for natural gas used to operate kilns that dry our clay and by lower freight and packaging costs per ton produced. Freight costs declined due primarily to lower diesel fuel costs, as well as additional capacity and some relief from unfavorable regulations in the truck freight industry. A significant amount of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices. The lower packaging costs reflected favorable price adjustments as commodity prices have declined, particularly for resin and paper-based packaging. Gross profit was negatively impacted to a lesser extent by an increase in our manufacturing repair costs.

Total selling, general and administrative expenses were higher for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. The discussion of the segments' operating incomes below describes the selling, general and administrative expenses allocated to the operating segments, particularly higher advertising expense in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in the second quarter of fiscal 2016 included a higher estimated annual incentive bonus accrual compared to the first quarter in the prior fiscal year. The incentive bonus accruals were based on performance targets established for each fiscal year.

Interest expense was $55,000 lower for the second quarter of fiscal 2016 compared to the same period in fiscal 2015 due primarily to a reduction of notes payable.

Our effective tax rate was 25% of pre-tax income in the second quarter of fiscal 2016, compared to 28% in the second quarter of fiscal 2015. Our effective tax rate was based on the estimated level of our taxable income for the year and the assessment of various tax deductions, including depletion.

Operating results for the second quarter of fiscal 2016 are not necessarily an indication of the results that may be expected for the remaining quarters in fiscal 2016. We believe that our integrated marketing campaign for our new and improved Fresh & Light Ultimate Care lightweight cat litter will increase advertising expenses for the remainder of the fiscal year and will reduce earnings in the third and fourth quarters of fiscal 2016. We anticipate the amount of these expenses will significantly exceed the $10,800,000 spent when we initially created the lightweight cat litter category.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the second quarter of fiscal 2016 were $22,625,000, a decrease of $422,000, or 2%, from net sales of $23,047,000 for the second quarter of fiscal 2015. Net sales of fluid purification products were approximately 4% lower than in the second quarter of fiscal 2015 due primarily to lower sales to edible oil producers in foreign markets where the strength of the U.S. Dollar in effect increased the price of our products compared to the price of foreign competitors' products. Net sales of animal health and nutrition products were down approximately 9% as as improved sales in certain countries (including for our subsidiary in China as described in Foreign Operations below) were more than offset by sales declines in other foreign markets. Net sales of agricultural chemical carrier products increased approximately 13% due primarily to a favorable product sales mix and higher sales of both our standard and engineered granule products used by agricultural and horticultural chemical manufacturers. Sales of co-packaged coarse cat litter were slightly lower than in the second quarter of fiscal 2015.

Selling, general and administrative expenses for the Business to Business Products Group were 7% higher compared to the second quarter of fiscal 2015 due primarily to additional costs to promote new animal health and nutrition products.

The Business to Business Products Group’s operating income for the second quarter of fiscal 2016 was $7,576,000, an increase of $133,000, or 2%, from operating income of $7,443,000 in the second quarter of fiscal 2015. The benefits of lower costs, primarily for natural gas and freight, more than offset the higher selling, general and administrative expenses. See “Consolidated Results” above for further discussion of natural gas and freight costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the second quarter of fiscal 2016 were $42,742,000, an increase of $1,146,000, or 3%, from net sales of $41,596,000 for the second quarter of fiscal 2015. Net sales increased for cat litter products and for our United Kingdom subsidiary, which more than offset lower sales for industrial absorbent products and for our Canadian subsidiary. Our foreign subsidiaries are discussed in “Foreign Operations” below. Overall cat litter net sales were up approximately 4% compared to the second quarter of the prior year driven by a favorable product sales mix, lower trade spending and higher selling prices, which outweighed a decline in tons sold. Private label cat litter sales increased due primarily to our lightweight scoopable product, as well as new business and higher sales to existing customers for other private label scoopable products. Sales of Cat's Pride Fresh & Light lightweight cat litter also increased, while sales of other Cat's Pride scoopable and coarse cat litters declined. Sales of industrial and automotive absorbent products were down approximately 5% compared to the second quarter of fiscal 2015 due primarily to lower sales of clay-based products.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 12% higher compared to the second quarter of fiscal 2015 due primarily to increased advertising expenses, which were partially offset by reduced personnel costs.

The Retail and Wholesale Products Group reported operating income of $4,295,000 for the second quarter of fiscal 2016, an increase of $3,033,000, from operating income of $1,262,000 for the second quarter of fiscal 2015. The improved operating income was driven by improved product sales mix and lower costs for natural gas, freight and packaging, which more than offset the higher selling, general and administrative expenses. See further discussion of natural gas, freight and packaging costs in “Consolidated Results” above.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during the second quarter of fiscal 2016 were $3,019,000, a 10% increase compared to net sales of $2,746,000 during the second quarter of fiscal 2015. Sales increased for animal health and nutrition products sold by our China subsidiary and for fluids purification products sold by our United Kingdom subsidiary. Net sales by our foreign subsidiaries represented approximately 5% and 4% of our consolidated net sales during the second quarters of fiscal 2016 and 2015, respectively.

Our foreign subsidiaries reported a net loss of $69,000 for the second quarter of fiscal 2016 compared to a net loss of $420,000 for the second quarter of fiscal 2015. The reduced loss was driven by the higher sales and a favorable product sales mix at our United Kingdom subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities and real estate; supporting new product development; investing in infrastructure; repurchasing Common Stock; paying dividends; and business acquisitions. During the first six months of fiscal 2016, we principally used cash generated from operations and from debt borrowings in prior years to fund these requirements. We also have the ability to borrow under our revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”), as described further below, however we have not borrowed under the credit agreement in recent years. Cash and cash equivalents decreased $6,311,000 during the first six months of fiscal 2016 to $13,827,000, while short term investments increased $12,902,000 during the same period to $15,092,000 as of January 31, 2016.

The following table sets forth certain elements of our Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended January 31,
	2016	2015
Net cash provided by operating activities	$17,051	$10,607
Net cash used in investing activities	(17,446)	(7,967)
Net cash used in financing activities	(5,949)	(6,092)
Effect of exchange rate changes on cash and cash equivalents	33	(15)
Net decrease in cash and cash equivalents	$(6,311)	$(3,467)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first six months of fiscal years 2016 and 2015 were as follows:

Accounts receivable, less allowance for doubtful accounts, decreased $652,000 in the first six months of fiscal 2016 compared to an increase of $1,258,000 in the first six months of fiscal 2015. The changes in both periods were impacted by the level and timing of sales and collections, as well as the payment terms provided to various customers.

Inventories increased $1,674,000 in the first six months of fiscal 2016 compared to a decrease of $822,000 in the first six months of fiscal 2015. Finished goods, packaging and additives inventories were higher in the first six months of fiscal 2016 in anticipation of sales requirements for the second half of the fiscal year. Finished goods inventory was down in the first six months of fiscal 2015 as lower sales required fewer tons to be held in inventory, which was partially offset by an increase in additives inventories due to favorable purchasing opportunities.

Prepaid expenses increased $2,671,000 in the first six months of fiscal 2016 compared to a decrease of $1,628,000 in the first six months of fiscal 2015. Prepaid advertising increased in the first six months of fiscal 2016 due to the timing of marketing activities. Annual insurance premiums were paid in the first six months of both fiscal 2016 and 2015. Premiums paid in fiscal 2016 increased due to a change in the risk management approach for our workers' compensation insurance plan. Prepaid expenses decreased in the first six months of fiscal 2015 due primarily to reclassification of prepaid rents and royalties to other long-term assets and a decrease in prepaid income taxes.

Other assets increased $118,000 in the first six months of fiscal 2016 compared to an increase of $1,205,000 in the first six months of fiscal 2015. The cash surrender value of life insurance on former key employees increased in both periods. The increase in the first six months of fiscal 2015 also included the reclassification of prepaid rents and royalties from current prepaid expenses.

Accounts payable decreased $201,000 in the first six months of fiscal 2016 compared to a decrease of $1,232,000 in the first six months of fiscal 2015. Trade and freight payables varied in both periods due to timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms. In the first six months of fiscal 2016, lower costs contributed to a lower freight accrual, which was partially offset by higher accrued income taxes. The decrease in the first six months of fiscal 2015 included lower accrued freight due to a change in vendor payment terms.

Accrued expenses increased $3,295,000 in the first six months of fiscal 2016 compared to a decrease of $867,000 in the first six months of fiscal 2015. Accrued salaries included the discretionary incentive bonus accrual, which in the first six months of both fiscal 2016 and 2015 decreased by the payout of the prior fiscal year's bonus and increased by the amount of the current fiscal year's first six months' accrual. The estimated incentive bonus accrued for the first six months of fiscal 2016 was higher than the payout of the bonus for fiscal 2015 based on the financial results. In the first six months of fiscal 2015, the purchase of plant equipment previously under a capital lease significantly reduced accrued expenses. Accrued trade promotions and advertising in the first six months of both fiscal 2016 and 2015 varied due to the timing of marketing programs. In addition, similar to accounts payable, accrued plant expenses fluctuated due to timing of payments, changes in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Other liabilities increased $980,000 in the first six months of fiscal 2016 compared to an increase of $172,000 in the first six months of fiscal 2015. Leasehold improvements provided by the landlord of our corporate office were recorded as a deferred lease liability in the first six months of fiscal 2016.

Net cash used in investing activities

Cash used in investing activities was $17,446,000 in the first six months of fiscal 2016 compared to cash used in investing activities of $7,967,000 in the first six months of fiscal 2015. Cash used for capital expenditures was $4,795,000 and $9,920,000 in the first six months of fiscal 2016 and 2015, respectively. Major initiatives for new processing and packaging equipment and capacity expansion projects were substantially completed during fiscal 2015. Net purchases of short-term investments used cash of $12,900,000 in the first six months of fiscal 2016, while net dispositions provided cash of $1,701,000 in the first six months of fiscal 2015. Purchases and dispositions of investment securities in both periods are impacted by variations in the timing of investment maturities, the operating cash needs of the Company and the availability of investment options.

Net cash used in financing activities

Cash used in financing activities was $5,949,000 in the first six months of fiscal 2016 compared to cash used in financing activities of $6,092,000 in the first six months of fiscal 2015. Scheduled payments on long-term debt were $3,484,000 and $3,500,000 in the first six months of fiscal 2016 and 2015, respectively. Dividend payments in the first six months of fiscal 2016 were $2,783,000 compared to $2,623,000 paid during the same period of fiscal 2015 due to a dividend increase.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,499,000 as of January 31, 2016 were higher than the January 31, 2015 balances of $1,154,000. See further discussion in “Foreign Operations” above.

We have a $25,000,000 unsecured revolving credit agreement with BMO Harris which expires on December 4, 2019. The agreement also provides for a maximum of $5,000,000 for foreign letters of credit. Under the agreement we may select a variable rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At January 31, 2016, the variable rates would have been 3.50% for the BMO Harris prime-based rate or 1.62% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under the credit agreement during the six months ended January 31, 2016 and 2015, and we were in compliance with its covenants.

As of January 31, 2016, we had remaining authority to repurchase 305,361 shares of Common Stock under a repurchase plan approved by our Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. Our cash requirements are subject to change as business conditions warrant and opportunities arise. We expect to significantly increase expenditures for advertising in the second half of fiscal 2016. We continually evaluate our liquidity position and anticipated cash needs, as well as the financing options available to obtain additional cash reserves. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all financial covenants under debt agreements, including, but not limited to, the current credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments (in thousands) as of January 31, 2016 for the time-frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Notes Payable	$15,416	$3,083	$6,167	$6,166	$—
Interest on Notes Payable	1,842	611	865	366	—
Operating Leases	15,334	1,448	2,553	1,775	9,558
Total Contractual Cash Obligations	$32,592	$5,142	$9,585	$8,307	$9,558

We made total contributions to our defined benefit pension plan of $599,000 during the first six months of fiscal 2016. We estimate contributions of approximately $679,000 will be made during the remainder of fiscal 2016. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$31,619	$31,619	$—	$—	$—

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

In November 2015, the FASB issued guidance under ASC 740, Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This guidance is effective for our first quarter of fiscal year 2018 and early adoption is permitted. The guidance may be applied either prospectively or retrospectively to all periods presented. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

In January 2016, the FASB issued guidance under ASC 825, Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The provisions relevant to us at this time require the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, as well as eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value in such disclosure. This guidance is effective for our first quarter of fiscal year 2019 and early adoption is generally not permitted. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

In February 2016, the FASB issued guidance under ASC 842, Leases, which provides that for leases with a term greater than 12 months, a lessee must recognize in the statement of financial position both a liability to make lease payments and an asset representing its right to use the underlying asset. Other requirements describe expense recognition, as well as financial statement presentation and disclosure. This guidance is effective for our first quarter of fiscal year 2020 using a modified retrospective approach, which includes a number of optional practical expedients. Early adoption is permitted. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We believe that the market risk arising from holdings of our financial instruments is not material.

We are exposed to foreign currency fluctuation risk, primarily the U.S. Dollar relative to the British Pound, Euro, Canadian Dollar, Chinese Yuan and the Brazilian Real, as related to our foreign subsidiaries, to certain accounts receivable, and to our ability to sell in foreign markets. We are subject to translation exposure of our foreign subsidiaries’ financial statements from local currencies to U.S. Dollars. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated sales or net income. In addition, the portion of our consolidated accounts receivable denominated in foreign currencies is not significant. Finally, foreign sales of our products may be influenced by the relative strength or weakness of the U.S. Dollar compared to various other currencies, which makes our products relatively more or less expensive than our foreign competitors' products in local marketplaces. Foreign currency fluctuations had some bearing on our operating results in the first six months of fiscal 2016; however, historically the overall foreign currency fluctuation risk has not been material to our Consolidated Financial Statements and in the second six months of fiscal 2016 we did not enter into any hedge contracts in an attempt to offset any adverse effect of changes in currency exchange rates.

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

We are exposed to commodity price risk with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and, consistent with our past practice, we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. We purchased natural gas at spot rates on a month to month basis in the first six months of fiscal 2016; however, in the second half of fiscal 2016 we plan to purchase natural gas contracts for a limited number of future periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

10.1	Second Amendment to the Oil-Dri Corporation of America 2006 Long Term Incentive Plan	Incorporated by reference to Appendix A of the Company's (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 28, 2015.

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a–14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosures	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

BY /s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer

BY /s/ Daniel T. Smith
Daniel T. Smith
Vice President and Chief Financial Officer

Dated:  March 9, 2016

EXHIBITS

Exhibit No.	Description

10.1	Second Amendment to the Oil-Dri Corporation of America 2006 Long Term Incentive Plan

11	Statement re: Computation of Earnings per Share.

31	Certifications pursuant to Rule 13a–14(a).

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures

101.INS	XBRL Taxonomy Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Note: Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213, by telephone at (312) 321-1515 or by e-mail to info@oildri.com.