Form 10-Q
period 2016-04-30
OIL DRI CORP OF AMERICA
filed 2016-06-07
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended April 30, 2016
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2016.

Common Stock – 5,058,190 Shares and Class B Stock – 2,190,994 Shares

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

Cat’s Pride, Fresh & Light, Fresh & Light Ultimate Care and Oil-Dri are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	April 30, 2016	July 31, 2015
Current Assets
Cash and cash equivalents	$17,194	$20,138
Short-term investments	10,493	2,190
Accounts receivable, less allowance of $886 and $761 at April 30, 2016 and July 31, 2015, respectively	29,161	31,466
Inventories	25,025	21,369
Deferred income taxes	2,468	2,468
Prepaid repairs expense	3,923	3,813
Prepaid expenses and other assets	1,681	1,199
Total Current Assets	89,945	82,643

Property, Plant and Equipment
Cost	215,723	209,584
Less accumulated depreciation and amortization	(136,234)	(129,929)
Total Property, Plant and Equipment, Net	79,489	79,655

Other Assets
Goodwill	9,034	9,034
Trademarks and patents, net of accumulated amortization of $319 and $301 at April 30, 2016 and July 31, 2015, respectively	906	818
Debt issuance costs, net of accumulated amortization of $154 and $133 at April 30, 2016 and July 31, 2015, respectively	125	146
Customer list, net of accumulated amortization of $3,119 and $2,094 at April 30, 2016 and July 31, 2015, respectively	4,666	5,691
Deferred income taxes	5,832	6,031
Other	6,152	6,013
Total Other Assets	26,715	27,733

Total Assets	$196,149	$190,031

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	April 30, 2016	July 31, 2015
Current Liabilities
Current maturities of notes payable	$3,083	$3,483
Accounts payable	6,002	7,428
Dividends payable	1,407	1,376
Accrued expenses:
Salaries, wages and commissions	9,254	6,245
Trade promotions and advertising	2,720	2,721
Freight	2,118	1,874
Other	6,063	5,761
Total Current Liabilities	30,647	28,888

Noncurrent Liabilities
Notes payable	12,333	15,417
Deferred compensation	9,657	9,518
Pension and postretirement benefits	23,729	23,429
Other	3,232	2,251
Total Noncurrent Liabilities	48,951	50,615

Total Liabilities	79,598	79,503

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,981,243 shares at April 30, 2016 and 7,936,343 shares at July 31, 2015	798	794
Class B Stock, par value $.10 per share, issued 2,515,735 shares at April 30, 2016 and 2,389,735 shares at July 31, 2015	252	239
Additional paid-in capital	33,809	32,632
Retained earnings	146,195	142,095
Accumulated other comprehensive loss:
Pension and postretirement benefits	(8,518)	(8,975)
Cumulative translation adjustment	(128)	(270)
Total accumulated other comprehensive loss	(8,646)	(9,245)
Less Treasury Stock, at cost (2,923,053 Common and 324,741 Class B shares at April 30, 2016 and 2,932,796 Common and 324,741 Class B shares at July 31, 2015)	(55,857)	(55,987)
Total Stockholders’ Equity	116,551	110,528

Total Liabilities & Stockholders’ Equity	$196,149	$190,031

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Nine Months Ended April 30,
	2016	2015

Net Sales	$197,397	$195,883
Cost of Sales	(139,114)	(152,448)
Gross Profit	58,283	43,435
Selling, General and Administrative Expenses	(46,342)	(34,085)
Income from Operations	11,941	9,350

Other Income (Expense)
Interest expense	(768)	(1,018)
Interest income	18	11
Other, net	185	310
Total Other Expense, Net	(565)	(697)

Income Before Income Taxes	11,376	8,653
Income Taxes	(3,024)	(2,351)
Net Income	8,352	6,302

Retained Earnings:
Balance at beginning of period	142,095	136,039
Cash dividends declared and treasury stock issuances	(4,252)	(3,936)
Balance at End of Period	$146,195	$138,405

Net Income Per Share
Basic Common	$1.25	$0.96
Basic Class B	$0.94	$0.72
Diluted	$1.15	$0.88
Average Shares Outstanding
Basic Common	4,981	4,953
Basic Class B	2,049	2,018
Diluted	7,085	7,034
Dividends Declared Per Share
Basic Common	$0.6300	$0.6000
Basic Class B	$0.4725	$0.4500

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Nine Months Ended April 30,
	2016	2015

Net Income	$8,352	$6,302

Other Comprehensive Income (Loss):
Unrealized loss on marketable securities	—	(114)
Pension and postretirement benefits (net of tax)	457	288
Cumulative translation adjustment	142	(303)
Other Comprehensive Income (Loss)	599	(129)
Total Comprehensive Income	$8,951	$6,173

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended April 30,
	2016	2015

Net Sales	$64,235	$65,196
Cost of Sales	(45,667)	(50,763)
Gross Profit	18,568	14,433
Selling, General and Administrative Expenses	(19,803)	(12,524)
(Loss) Income from Operations	(1,235)	1,909

Other Income (Expense)
Interest expense	(257)	(329)
Interest income	9	6
Other, net	250	316
Total Other Income (Expense), Net	2	(7)

(Loss) Income Before Income Taxes	(1,233)	1,902
Income Taxes	341	(517)
Net (Loss) Income	(892)	1,385

Net (Loss) Income Per Share
Basic Common	$(0.14)	$0.21
Basic Class B	$(0.10)	$0.16
Diluted	$(0.13)	$0.19
Average Shares Outstanding
Basic Common	4,986	4,957
Basic Class B	2,055	2,022
Diluted	7,041	7,046
Dividends Declared Per Share
Basic Common	$0.2100	$0.2000
Basic Class B	$0.1575	$0.1500

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended April 30,
	2016	2015

Net (Loss) Income	$(892)	$1,385

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	149	96
Cumulative translation adjustment	292	134
Other Comprehensive Income	441	230
Total Comprehensive (Loss) Income	$(451)	$1,615

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Nine Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2016	2015
Net Income	$8,352	$6,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,991	8,955
Amortization of investment net discount	(6)	(1)
Non-cash stock compensation expense	962	866
Excess tax benefits for share-based payments	(68)	(68)
Deferred income taxes	280	431
Provision for bad debts and cash discounts	149	215
Loss on the sale of fixed assets	199	112
Gain on sale of marketable securities	—	(105)
Life insurance benefits	—	(117)
(Increase) Decrease in assets:
Accounts receivable	2,140	(1,183)
Inventories	(3,653)	198
Prepaid expenses	(593)	1,655
Other assets	(270)	(1,438)
Increase (Decrease) in liabilities:
Accounts payable	(1,383)	(691)
Accrued expenses	3,365	348
Deferred compensation	139	478
Pension and postretirement benefits	757	144
Other liabilities	48	167
Total Adjustments	11,057	9,966
Net Cash Provided by Operating Activities	19,409	16,268

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,052)	(13,945)
Proceeds from sale of property, plant and equipment	256	22
Restricted cash	—	129
Purchases of short-term investments	(26,977)	(700)
Dispositions of short-term investments	18,680	2,861
Proceeds from sale of marketable securities	—	108
Proceeds from life insurance	—	903
Net Cash Used in Investing Activities	(15,093)	(10,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,484)	(3,500)
Dividends paid	(4,190)	(3,937)
Purchase of treasury stock	(18)	(122)
Proceeds from issuance of treasury stock	185	—
Proceeds from issuance of common stock	96	15
Excess tax benefits for share-based payments	68	68
Net Cash Used in Financing Activities	(7,343)	(7,476)
Effect of exchange rate changes on cash and cash equivalents	83	(21)
Net Decrease in Cash and Cash Equivalents	(2,944)	(1,851)
Cash and Cash Equivalents, Beginning of Period	20,138	16,230
Cash and Cash Equivalents, End of Period	$17,194	$14,379

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Nine Months Ended April 30,
	2016	2015
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$353	$376
Cash dividends declared and accrued, but not paid	$1,407	$1,310

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and nine months ended April 30, 2016 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2016.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Regulations

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance under Accounting Standards Codification “ASC” 606, Revenue from Contract with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. In March and April 2016, the FASB issued amended guidance that further clarifies the principles for recognizing revenue. Transition options include either a full or modified retrospective approach and early adoption is permitted. The implementation date for this guidance was recently deferred and will now be effective at the beginning of our first quarter of fiscal year 2019. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

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
In March 2016, the FASB issued guidance under ASC 718, Compensation-Stock Compensation, which simplifies several aspects of the accounting for share-based payment transactions, including accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies.  The new guidance also clarifies the statement of cash flows presentation for certain components of share-based awards. This guidance is effective for our first quarter of fiscal year 2018, with early adoption permitted. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	April 30, 2016	July 31, 2015
Finished goods	$14,944	$12,117
Packaging	4,923	4,735
Other	5,158	4,517
Total Inventories	$25,025	$21,369

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The obsolescence reserve not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at April 30, 2016 and July 31, 2015 were 532,000 and 521,000, respectively.

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
Level 3: Unobservable inputs.

Cash equivalents of $6,277,000 and $9,297,000 as of April 30, 2016 and July 31, 2015, respectively, were classified as Level 1. These cash instruments are primarily money market mutual funds and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Short-term investments included U.S. Treasury securities and certificates of deposit. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost, which approximated fair value as of April 30, 2016 and July 31, 2015.

Accounts receivable and accounts payable balances approximated their fair values at April 30, 2016 and July 31, 2015 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $16,598,000 and $20,476,000 as of April 30, 2016 and July 31, 2015, respectively. Our debt does not trade on a daily basis in an active market, therefore the fair value estimate is based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

We apply fair value techniques on at least an annual basis associated with: (1) valuing potential impairment loss related to goodwill, trademarks and other indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets. See Note 5 for further information about goodwill and other intangible assets.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible amortization expense was $363,000 and $410,000 in the third quarter of fiscal 2016 and 2015, respectively. Intangible amortization expense was $1,090,000 and $1,230,000 for the first nine months of fiscal 2016 and 2015, respectively. Estimated intangible amortization for the remainder of fiscal 2016 is $363,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2017	$1,226
2018	$1,019
2019	$831
2020	$659
2021	$475

We have one acquired trademark recorded at a cost of $376,000 that was determined to have an indefinite life and is not amortized.

We performed our annual goodwill impairment analysis in the first quarter of fiscal 2016 and no impairment was identified.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2016	2015	2016	2015
Service cost	$370	$402	$1,126	$1,205
Interest cost	479	463	1,446	1,388
Expected return on plan assets	(480)	(470)	(1,442)	(1,409)
Amortization of:
Prior service costs	2	2	6	7
Other actuarial loss	239	144	735	433
Net periodic benefit cost	$610	$541	$1,871	$1,624

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2016	2015	2016	2015
Service cost	$27	$33	$70	$100
Interest cost	21	26	62	79
Amortization of:
Net transition obligation	—	1	—	1
Prior service costs	(2)	(2)	(5)	(5)
Other actuarial loss	—	10	—	28
Net periodic benefit cost	$46	$68	$127	$203

The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

The pension plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We contributed $363,000 and $962,000 to our pension plan during the third quarter and first nine months of fiscal 2016, respectively. We estimate contributions will be $301,000 for the remainder of fiscal 2016. See Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three and Nine Months Ended April 30,
	2016	2015	2016	2015
Discount rate for net periodic benefit cost	4.22%	4.28%	3.51%	3.87%
Rate of increase in compensation levels	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—

The medical cost trend assumption for postretirement health benefits was 7.0%. The graded trend rate is expected to decrease to an ultimate rate of 4.0% in fiscal 2035.

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

			Assets
			April 30, 2016	July 31, 2015
			(in thousands)
Business to Business Products			$54,807	$55,767
Retail and Wholesale Products			97,131	96,043
Unallocated Assets			44,211	38,221
Total Assets			$196,149	$190,031

	For the Nine Months Ended April 30,
	Net Sales		Income
	2016	2015	2016	2015
	(in thousands)
Business to Business Products	$70,919	$68,549	$24,049	$20,990
Retail and Wholesale Products	126,478	127,334	5,682	2,521
Total Sales	$197,397	$195,883
Corporate Expenses			(17,790)	(14,161)
Income from Operations			11,941	9,350
Total Other Expense, Net			(565)	(697)
Income before Income Taxes			11,376	8,653
Income Taxes			(3,024)	(2,351)
Net Income			$8,352	$6,302

	For the Three Months Ended April 30,
	Net Sales		Income (Loss)
	2016	2015	2016	2015
	(in thousands)
Business to Business Products	$22,473	$21,854	$7,304	$6,676
Retail and Wholesale Products	41,762	43,342	(4,015)	373
Total Sales	$64,235	$65,196
Corporate Expenses			(4,524)	(5,140)
(Loss) Income from Operations			(1,235)	1,909
Total Other Income (Expense), Net			2	(7)
(Loss) Income before Income Taxes			(1,233)	1,902
Income Taxes			341	(517)
Net (Loss) Income			$(892)	$1,385

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

Stock Options

A summary of stock option transactions is shown below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options outstanding and exercisable, July 31, 2015	41	$15.43	0.9	$447
Exercised	(19)	$15.01		$242
Options outstanding and exercisable, April 30, 2016	22	$15.79	0.3	$395

No stock options were exercised in the third quarter of either fiscal 2016 or 2015. During the first nine months of fiscal 2016, the amount of cash received from the exercise of stock options was $281,000 and the related tax benefit was $68,000. During the first nine months of fiscal 2015, the amount of cash received from the exercise of stock options was $15,000 and the related tax benefit was $3,000.

No stock options were granted in the first nine months of either fiscal 2016 or 2015.

Restricted Stock

All of our non-vested restricted stock as of April 30, 2016 was issued under the 2006 Plan with vesting periods between two years and five years.

Under the 2006 Plan, 500 restricted shares of Common Stock were granted in the third quarter of fiscal year 2016. There were no restricted shares of Common Stock granted in the third quarter of fiscal 2015.

Stock-based compensation expense related to non-vested restricted stock in the third quarter of fiscal years 2016 and 2015 was $324,000 and $210,000, respectively. In the first nine months of fiscal years 2016 and 2015, the stock-based compensation related to non-vested restricted stock was $962,000 and $866,000, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2015	74	$28.83
Granted	165	$28.59
Vested	(31)	$23.56
Forfeitures	(2)	$31.86
Non-vested restricted stock outstanding at April 30, 2016	206	$29.39

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of April 30, 2016 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2015	$(8,975)		$(270)	$(9,245)
Other comprehensive income before reclassifications, net of tax	—		142	142
Amounts reclassified from accumulated other comprehensive loss, net of tax	457	a)	—	457
Net current-period other comprehensive income, net of tax	457		142	599
Balance as of April 30, 2016	$(8,518)		$(128)	$(8,646)

a) Amount is net of tax expense of $279,000. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 6 for further information.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2016 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2015

CONSOLIDATED RESULTS

Consolidated net sales for the nine months ended April 30, 2016 were $197,397,000, an increase of 1% from net sales of $195,883,000 for the nine months ended April 30, 2015. Net sales were up for our Business to Business Products Group, but were down for our Retail and Wholesale Products Group. Consolidated net income for the first nine months of fiscal 2016 was $8,352,000, a 33% increase from net income of $6,302,000 for the first nine months of fiscal 2015. Operating income was up for both our Retail and Wholesale Products and Business to Business Products Groups. Diluted net income per share was $1.15 for the first nine months of fiscal 2016, compared to $0.88 for the first nine months of fiscal 2015.

Consolidated gross profit as a percentage of net sales for the first nine months of fiscal 2016 was 30%, which was higher than the 22% reported for the first nine months of fiscal 2015. Gross profit was positively impacted by a favorable product sales mix (defined as a greater proportion of sales from higher priced products) in both of our operating segments. In addition, the cost per manufactured ton for natural gas used to operate kilns that dry our clay was down 24% compared to the prior year. Freight and packaging costs per ton produced also declined. Freight costs declined due primarily to lower diesel fuel costs, as well as additional capacity and some relief from unfavorable regulations in the truck freight industry. A significant amount of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices. The lower packaging costs reflected favorable price adjustments as commodity prices have declined, particularly for resin and paper-based packaging. Other manufacturing costs per ton produced were up approximately 2% compared to the same period the prior year, including higher repair expense.

Total selling, general and administrative expenses were 36% higher for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. The discussions of the segments' operating incomes below describe the changes in the selling, general and administrative expenses that were allocated to the operating segments, particularly higher advertising expense in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in the first nine months of fiscal 2016 included a higher estimated annual incentive bonus accrual as compared to the prior year. The incentive bonus accruals were based on performance targets established for each fiscal year.

Interest expense was $250,000 lower for the first nine months of fiscal 2016 compared to the same period in fiscal 2015 due to a reduction of notes payable.

Our effective tax rate was 27% of pre-tax income for the first nine months of fiscal 2016, which was the same as for the first nine months of fiscal 2015. Our effective tax rate was based on the estimated level of our taxable income for the year and the assessment of various deductions, including depletion.

The integrated marketing campaign for our Fresh & Light Ultimate Care lightweight cat litter will keep going in the fourth quarter of fiscal 2016 and will continue to impact our operating results for the fiscal year. We anticipate our annual advertising expense will significantly exceed the $10,800,000 spent when we initially created the lightweight cat litter category.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first nine months of fiscal 2016 were $70,919,000, an increase of $2,370,000, or 3%, from net sales of $68,549,000 for the first nine months of fiscal 2015. Net sales of our agricultural chemical carrier products increased approximately 17% due to more tons sold and a favorable product sales mix. Sales increased for both our standard and engineered granule products used by manufacturers of crop protection products. Net sales of fluids purification products were up 1% due primarily to a favorable product sales mix and normal ordering fluctuations by our customers in the petroleum oil processing industry. Sales of our animal health and nutrition products were essentially flat as higher sales in China and other Asian countries were offset by lower sales in other markets. Sales of our co-packaged coarse cat litter were 1% lower as the market for coarse cat litters continued to decline.

Selling, general and administrative expenses for the Business to Business Products Group were 16% higher compared to the first nine months of fiscal 2015 due primarily to additional costs to promote new animal health and nutrition products.

The Business to Business Products Group’s operating income for the first nine months of fiscal 2016 was $24,049,000, an increase of $3,059,000, or 15%, from operating income of $20,990,000 for the first nine months of fiscal 2015. The benefits of higher sales, a favorable product sales mix and lower costs for natural gas, freight and packaging more than offset higher selling, general and administrative expenses. See “Consolidated Results” above for further discussion of natural gas, freight and packaging costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first nine months of fiscal 2016 were $126,478,000, a decrease of $856,000, or 1%, from net sales of $127,334,000 for the first nine months of fiscal 2015. Sales of industrial and automotive absorbent products were down approximately 3% due primarily to lower sales to distributors in the manufacturing sector. Net sales for our foreign subsidiary in Canada also declined as discussed in “Foreign Operations” below. Sales for our cat litter products were essentially flat compared to the first nine months of fiscal 2015. Total private label cat litter sales increased due primarily to new business for our lightweight scoopable product, which more than offset lower sales of our coarse private label litters. Overall sales of branded cat litter declined due to lower sales of our core Cat's Pride scoopable and coarse litters, which more than offset higher sales of our Cat's Pride Fresh & Light lightweight cat litters.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 56% higher compared to the first nine months of fiscal 2015. Advertising expense increased significantly due to the integrated marketing campaign launched in March 2016 to promote our Fresh & Light Ultimate Care lightweight cat litter. We will continue this advertising promotion into the fourth quarter of fiscal 2016.

The Retail and Wholesale Products Group's operating income for the first nine months of fiscal 2016 was $5,682,000, an increase of $3,161,000, or 125%, from operating income of $2,521,000 for the first nine months of fiscal 2015. Operating income increased, despite significantly higher advertising expenses, due primarily to a favorable product sales mix, reduced trade spending, and lower costs for natural gas, freight and packaging. See “Consolidated Results” above for further discussion of these cost changes.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first nine months of fiscal 2016 were $8,270,000, compared to net sales of $8,245,000 during the first nine months of fiscal 2015. Higher sales were reported for animal health and nutrition products sold by our subsidiary in China and for fluids purification products sold by our subsidiary in the United Kingdom. Lower sales of cat litter by our subsidiary in Canada more than offset higher sales of industrial absorbent products. Net sales by our foreign subsidiaries represented 4% of our consolidated net sales during the first nine months of both fiscal years 2016 and 2015.

Our foreign subsidiaries reported a net loss of $750,000 for the first nine months of fiscal 2016 compared to a net loss of $940,000 for the first nine months of fiscal 2015. The reduced loss was driven by a favorable sales mix.

Identifiable assets of our foreign subsidiaries as of April 30, 2016 were $8,017,000, compared to $7,724,000 as of April 30, 2015. The increase was due primarily to higher cash and cash equivalents and accounts receivables, which were partially offset by lower net fixed assets and inventories.

THREE MONTHS ENDED APRIL 30, 2016 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2015

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended April 30, 2016 were $64,235,000, a decrease of 1% from net sales of $65,196,000 for the three months ended April 30, 2015. Net sales were down for our Retail and Wholesale Products Group and were up for our Business to Business Products Group. A consolidated net loss of $892,000 was reported for the third quarter of fiscal 2016 compared to net income of $1,385,000 for the third quarter of fiscal 2015. Increased advertising costs described below drove the consolidated net loss and an operating loss for our Retail and Wholesale Products Group in the third quarter. Operating income increased for our Business to Business Products Group compared to the prior year. A diluted net loss per share of $0.13 was reported for the third quarter of fiscal 2016, compared to diluted net income per share of $0.19 for the third quarter of fiscal 2015.

Consolidated gross profit as a percentage of net sales for the third quarter of fiscal 2016 was 29%, compared to 22% for the third quarter of fiscal 2015. Gross profit was positively impacted by a favorable product sales mix in both of our operating segments. In addition, the cost per manufactured ton for natural gas used to operate kilns that dry our clay was down 27% from the third quarter of the prior year. Freight and packaging costs per ton produced also declined. Freight costs declined due primarily to lower diesel fuel costs, as well as additional capacity and some relief from unfavorable regulations in the truck freight industry. A significant amount of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices. The lower packaging costs reflected favorable price adjustments as commodity prices have declined, particularly for resin and paper-based packaging. Other manufacturing costs per ton produced were up approximately 5% compared to the same period in the prior year, including higher repair expense and salary costs.

Total selling, general and administrative expenses were 58% higher for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. The discussion of the segments' operating incomes below describes the selling, general and administrative expenses allocated to the operating segments, particularly higher advertising expense in the Retail and Wholesale Products Group. Unallocated corporate expenses in the third quarter of fiscal 2016 included a lower estimated annual incentive bonus accrual compared to the third quarter in the prior fiscal year. The incentive bonus accruals were based on performance targets established for each fiscal year.

Interest expense was $72,000 lower for the third quarter of fiscal 2016 compared to the same period in fiscal 2015 due primarily to a reduction of notes payable.

Our effective tax benefit was 28% of the pre-tax loss for the third quarter of fiscal 2016, compared to a tax expense of 27% of pre-tax income in the third quarter of fiscal 2015. Our effective tax rate was based on the estimated level of our taxable income for the year and the assessment of various tax deductions, including depletion.

The integrated marketing campaign for our Fresh & Light Ultimate Care lightweight cat litter will keep going in the fourth quarter of fiscal 2016 and will continue to impact our operating results for the fiscal year. We anticipate our annual advertising expense will significantly exceed the $10,800,000 spent when we initially created the lightweight cat litter category.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the third quarter of fiscal 2016 were $22,473,000, an increase of $619,000, or 3%, from net sales of $21,854,000 for the third quarter of fiscal 2015. Sales of our animal health and nutrition products increased approximately 13% due primarily to higher sales in China and other Asian countries. Net sales of fluids purification products were up approximately 3% due primarily to sales to edible oil producers and due to normal ordering fluctuations by our customers in the petroleum oil processing industry. Net sales of our agricultural chemical carriers to manufacturers of crop protection products were essentially flat compared to the prior year. Sales of co-packaged coarse cat litter were 4% lower than in the third quarter of fiscal 2015 as the market for coarse cat litters continued to decline.

Selling, general and administrative expenses for the Business to Business Products Group were 21% higher compared to the third quarter of fiscal 2015 due primarily to additional costs to promote new animal health and nutrition products.

The Business to Business Products Group’s operating income for the third quarter of fiscal 2016 was $7,304,000, an increase of $628,000, or 9%, from operating income of $6,676,000 in the third quarter of fiscal 2015. The benefits of higher sales, a favorable product sales mix and lower costs for natural gas and freight more than offset the higher selling, general and administrative expenses. See “Consolidated Results” above for further discussion of natural gas and freight costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the third quarter of fiscal 2016 were $41,762,000, a decrease of $1,580,000, or 4%, from net sales of $43,342,000 for the third quarter of fiscal 2015. Overall cat litter net sales declined approximately 4% compared to the third quarter of the prior year. Our traditional private label cat litter sales decreased due to the loss of two customers, which outweighed increased sales of our newer private label lightweight litter. Branded cat litter sales were flat as higher sales of our Cat's Pride Fresh & Light lightweight cat litters were offset by lower sales of our core Cat's Pride scoopable and coarse litters. Sales of industrial and automotive absorbent products were down approximately 6% due primarily to lower sales to distributors in the manufacturing sector. Sales for both our United Kingdom and Canada subsidiaries increased, as discussed in “Foreign Operations” below.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 140% higher compared to the third quarter of fiscal 2015 due primarily to increased advertising expenses. Advertising expense increased significantly due to the integrated marketing campaign launched in March 2016 to promote our Fresh & Light Ultimate Care lightweight cat litter. We will continue this advertising promotion into the fourth quarter of fiscal 2016.

The Retail and Wholesale Products Group reported an operating loss of $4,015,000 for the third quarter of fiscal 2016, compared to operating income of $373,000 for the third quarter of fiscal 2015. The operating loss was driven by the increased advertising expense discussed above. The Group's fiscal 2016 third quarter results benefited from a favorable product sales mix, reduced trade spending, and lower costs for natural gas, freight and packaging. See “Consolidated Results” above for further discussion of these cost changes.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during the third quarter of fiscal 2016 were $2,738,000, a 15% increase compared to net sales of $2,378,000 during the third quarter of fiscal 2015. Sales increased for animal health and nutrition products sold by our China subsidiary, for fluids purification products sold by our United Kingdom subsidiary and for both industrial floor absorbents and cat litter sold by our Canada subsidiary. Net sales by our foreign subsidiaries represented approximately 4% of our consolidated net sales during the third quarters of both fiscal 2016 and 2015.

Our foreign subsidiaries reported a net loss of $214,000 for the third quarter of fiscal 2016 compared to a net loss of $278,000 for the third quarter of fiscal 2015. The reduced loss was driven by the higher sales and a favorable product sales mix.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities and real estate; supporting new product development; investing in infrastructure; repurchasing Common Stock; paying dividends; and business acquisitions. During the first nine months of fiscal 2016, we principally used cash generated from operations and from debt borrowings in prior years to fund these requirements. We also have the ability to borrow under our revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”), as described further below, however we have not borrowed under the credit agreement in recent years. Cash and cash equivalents decreased $2,944,000 during the first nine months of fiscal 2016 to $17,194,000, while short term investments increased $8,303,000 during the same period to $10,493,000 as of April 30, 2016.

The following table sets forth certain elements of our Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended April 30,
	2016	2015
Net cash provided by operating activities	$19,409	$16,268
Net cash used in investing activities	(15,093)	(10,622)
Net cash used in financing activities	(7,343)	(7,476)
Effect of exchange rate changes on cash and cash equivalents	83	(21)
Net decrease in cash and cash equivalents	$(2,944)	$(1,851)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first nine months of fiscal years 2016 and 2015 were as follows:

Accounts receivable, less allowance for doubtful accounts, decreased $2,289,000 in the first nine months of fiscal 2016 compared to an increase of $968,000 in the first nine months of fiscal 2015. The changes in both periods were impacted by the level and timing of sales and collections, as well as the payment terms provided to various customers.

Inventories increased $3,653,000 in the first nine months of fiscal 2016 compared to a decrease of $198,000 in the first nine months of fiscal 2015. Finished goods, packaging and additives inventories were higher in the first nine months of fiscal 2016 in anticipation of sales requirements. Finished goods inventory was down in the first nine months of fiscal 2015 due primarily to increased sales of agricultural chemical products, which was partially offset by higher additives inventories due to favorable purchasing opportunities.

Prepaid expenses increased $593,000 in the first nine months of fiscal 2016 compared to a decrease of $1,655,000 in the first nine months of fiscal 2015. Prepaid expenses increased in the first nine months of fiscal 2016 due primarily to an increase in prepaid income taxes and prepaid insurance. Annual insurance premiums were paid in the first nine months of both fiscal 2016 and 2015. Premiums paid in fiscal 2016 increased due to a change in the risk management approach for our workers' compensation insurance plan. Contributing to the decrease in prepaid expenses in the first nine months of fiscal 2015 were a reclassification of prepaid rents and royalties to other long-term assets and a reduction in prepaid income taxes.

Other assets increased $270,000 in the first nine months of fiscal 2016 compared to an increase of $1,438,000 in the first nine months of fiscal 2015. The cash surrender value of life insurance on former key employees increased in the first nine months of fiscal 2016. The increase in the first nine months of fiscal 2015 was due primarily to the reclassification of prepaid rents and royalties from current prepaid expenses, which was partially offset by a decrease in the cash surrender value of life insurance due to the closing of two policies.

Accounts payable decreased $1,383,000 in the first nine months of fiscal 2016 compared to a decrease of $691,000 in the first nine months of fiscal 2015. Trade and freight payables varied in both periods due to timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms. The decrease in the first nine months of fiscal 2016 also included a reduction in accrued income taxes.

Accrued expenses increased $3,365,000 in the first nine months of fiscal 2016 compared to an increase of $348,000 in the first nine months of fiscal 2015. Accrued salaries included the discretionary incentive bonus accrual, which in the first nine months of both fiscal 2016 and 2015 decreased by the payout of the prior fiscal year's bonus and increased by the amount of the current fiscal year's first nine months' accrual. The estimated incentive bonus accrued for the first nine months of fiscal 2016 was higher than the payout of the bonus for fiscal 2015 based on the financial results. Similar to accounts payable, accrued plant expenses fluctuated in the first nine months of both fiscal 2016 and 2015 due to timing of payments, changes in the cost of goods and services we purchased, production volume levels and vendor payment terms. In addition, accrued trade promotions and advertising varied due to the timing of marketing programs. An increase in accrued advertising in the first nine months of fiscal 2015 was more than offset by a reduction in accrued expenses due to the purchase of plant equipment previously under a capital lease.

Net cash used in investing activities

Cash used in investing activities was $15,093,000 in the first nine months of fiscal 2016 compared to cash used in investing activities of $10,622,000 in the first nine months of fiscal 2015. Cash used for capital expenditures was $7,052,000 and $13,945,000 in the first nine months of fiscal 2016 and 2015, respectively. Major initiatives for new processing and packaging equipment and capacity expansion projects were substantially completed during fiscal 2015. Net purchases of short-term investments used cash of $8,297,000 in the first nine months of fiscal 2016, while net dispositions provided cash of $2,161,000 in the first nine months of fiscal 2015. Purchases and dispositions of investment securities in both periods are impacted by variations in the timing of investment maturities, the operating cash needs of the Company and the availability of investment options. Also, in the first nine months of fiscal 2015, cash proceeds of $903,000 were received from the closing of two life insurance policies on former key employees.

Net cash used in financing activities

Cash used in financing activities was $7,343,000 in the first nine months of fiscal 2016 compared to cash used in financing activities of $7,476,000 in the first nine months of fiscal 2015. Scheduled payments on long-term debt were $3,484,000 and $3,500,000 in the first nine months of fiscal 2016 and 2015, respectively. Dividend payments in the first nine months of fiscal 2016 were $4,190,000 compared to $3,937,000 paid during the same period of fiscal 2015 due to a dividend increase.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,460,000 as of April 30, 2016 were higher than the April 30, 2015 balances of $1,103,000. See further discussion in “Foreign Operations” above.

We have a $25,000,000 unsecured revolving credit agreement with BMO Harris which expires on December 4, 2019. The agreement also provides for a maximum of $5,000,000 for foreign letters of credit. Under the agreement we may select a variable rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At April 30, 2016, the variable rates would have been 3.50% for the BMO Harris prime-based rate or 1.63% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under the credit agreement during the nine months ended April 30, 2016 and 2015, and we were in compliance with its covenants.

As of April 30, 2016, we had remaining authority to repurchase 305,361 shares of Common Stock under a repurchase plan approved by our Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. Our cash requirements are subject to change as business conditions warrant and opportunities arise. We will continue spending for the integrated marketing campaign to promote our Fresh & Light Ultimate Care lightweight cat litter in the fourth quarter of fiscal 2016 and in fiscal 2017. We continually evaluate our liquidity position and anticipated cash needs, as well as the financing options available to obtain additional cash reserves. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all financial covenants under debt agreements, including, but not limited to, the current credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments (in thousands) as of April 30, 2016 for the time-frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Notes Payable	$15,416	$3,083	$6,167	$6,166	$—
Interest on Notes Payable	1,536	554	738	244	—
Operating Leases	15,009	1,459	2,463	1,730	9,357
Unconditional Purchase Obligations	546	546	—	—	—
Total Contractual Cash Obligations	$32,507	$5,642	$9,368	$8,140	$9,357

The unconditional purchase obligations include forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal 2016 and 2017. As of April 30, 2016, the remaining purchase obligation for fiscal 2016 was $266,000 for 120,000 MMBtu and for fiscal 2017 was $280,000 for 120,000 MMBtu. These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

We made total contributions to our defined benefit pension plan of $962,000 during the first nine months of fiscal 2016. We estimate contributions of approximately $301,000 will be made during the remainder of fiscal 2016. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$31,969	$31,969	$—	$—	$—

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

Recently Issued Regulations

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance under Accounting Standards Codification “ASC” 606, Revenue from Contract with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. In March and April 2016, the FASB issued amended guidance that further clarifies the principles for recognizing revenue. Transition options include either a full or modified retrospective approach and early adoption is permitted. The implementation date for this guidance was recently deferred and will now be effective at the beginning of our first quarter of fiscal year 2019. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

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
In March 2016, the FASB issued guidance under ASC 718, Compensation-Stock Compensation, which simplifies several aspects of the accounting for share-based payment transactions, including accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies.  The new guidance also clarifies the statement of cash flows presentation for certain components of share-based awards. This guidance is effective for our first quarter of fiscal year 2018, with early adoption permitted. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We believe that the market risk arising from holdings of our financial instruments is not material.

We are exposed to foreign currency fluctuation risk, primarily the U.S. Dollar relative to the British Pound, Euro, Canadian Dollar, Chinese Yuan and the Brazilian Real, as related to our foreign subsidiaries, to certain accounts receivable, and to our ability to sell in foreign markets. We are subject to translation exposure of our foreign subsidiaries’ financial statements from local currencies to U.S. Dollars. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated sales or net income. In addition, the portion of our consolidated accounts receivable denominated in foreign currencies is not significant. Finally, foreign sales of our products may be influenced by the relative strength or weakness of the U.S. Dollar compared to various other currencies, which makes our products relatively more or less expensive than our foreign competitors' products in local marketplaces. Foreign currency fluctuations had some bearing on our operating results in the first nine months of fiscal 2016; however, historically the overall foreign currency fluctuation risk has not been material to our Consolidated Financial Statements and in the first nine months of fiscal 2016 we did not enter into any hedge contracts in an attempt to offset any adverse effect of changes in currency exchange rates.

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

We are exposed to commodity price risk with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and, consistent with our past practice, we may purchase fuel at spot rates on a month to month basis and we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. As of April 30, 2016, we have purchased natural gas contracts for approximately 26% of our planned kiln fuel needs for the remainder of fiscal 2016 and approximately 6% of our planned kiln fuel needs for fiscal 2017. All contracts are related to the normal course of business and no contracts are entered into for speculative purposes.

The tables below provide information about our natural gas purchase contracts, which are sensitive to changes in commodity prices. For the purchase contracts outstanding at April 30, 2016, the tables present the notional amounts in MMBtu's, the weighted average contract prices, and the total dollar contract amount which will mature by our fiscal years ended July 31, 2016 and 2017. The Fair Value was determined using the most recent settle price for the Henry Hub Natural Gas Futures contract prices listed by the New York Mercantile Exchange on May 17, 2016.

	Commodity Price Sensitivity Natural Gas Future Contracts For the Three Months Ending July 31, 2016
	Expected Fiscal 2016 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	120,000	—
Weighted Average Price (Per MMBtu)	$2.22	—
Contracted Amount ($ U.S., in thousands)	$266	$248

	Commodity Price Sensitivity Natural Gas Future Contracts For the Twelve Months Ending July 31, 2017
	Expected Fiscal 2017 Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	120,000	—
Weighted Average Price (Per MMBtu)	$2.33	—
Contracted Amount ($ U.S., in thousands)	$280	$276

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  June 7, 2016

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