Form 10-K
period 2016-07-31
OIL DRI CORP OF AMERICA
filed 2016-10-07
CIK 74046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 31, 2016 was $184,774,000.

Number of shares of each class of Oil-Dri’s capital stock outstanding as of September 30, 2016:

          Common Stock – 5,071,613 shares

          Class B Stock – 2,188,771 shares

          Class A Common Stock – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference: Oil-Dri’s Proxy Statement for its 2016 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) not later than November 28, 2016 (120 days after the end of Oil-Dri’s fiscal year ended July 31, 2016), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

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

TRADEMARK NOTICE

Agsorb, Amlan, Calibrin, Cat’s Pride, ConditionAde, Flo-Fre, Fresh & Light, Fresh & Light Ultimate Care, Jonny Cat, KatKit, Oil-Dri, Pel-Unite, Perform, Pro Mound, Pro's Choice Sports Field Products, Pure-Flo, Rapid Dry, Select, Terra-Green, Ultra-Clear and Verge are all U.S. registered trademarks of Oil-Dri Corporation of America or of its subsidiaries. Saular is a Canadian registered trademark of Oil-Dri Corporation of America. MD-09, Snow & Go and Varium are trademarks of Oil-Dri Corporation of America. Fresh Step is a registered trademark of The Clorox Company (“Clorox”).

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

GENERAL BUSINESS DEVELOPMENTS

Increased net sales for fiscal year 2016 were driven by our fluid purification and animal health products in global markets, as well as by domestic sales of our agriculture products. Net sales of our cat litter products were challenged by the weakening of the coarse litter segment of the market and our decision not to pursue continued business with two major low margin customers. Instead, we focused our resources to gain sales of our lightweight scoopable cat litter in this growing and competitive segment of the market. We launched an integrated marketing campaign to promote our lightweight cat litter in fiscal year 2016 and incurred significantly higher advertising expense compared to fiscal 2015.

Our greatly improved gross profit during fiscal year 2016 reflected a shift in sales to more value-added products in both operating segments and lower commodity costs. Also contributing to our net income growth was a lower effective tax rate on earnings due to the full release of a previously established valuation allowance associated with the deferred tax asset for domestic Alternative Minimum Tax (“AMT”) credits.

Our balance sheet at fiscal year-end 2016 remained strong. Total cash, cash equivalents and short-term investments increased from fiscal year-end 2015 even as we spent heavily for advertising, invested in capital at our plants, paid higher dividends and reduced our notes payable.

PRINCIPAL PRODUCTS

We are a leader in developing, manufacturing and/or marketing sorbent products. Our sorbent products are principally produced from clay minerals, primarily consisting of montmorillonite and attapulgite and, to a lesser extent, other clay-like sorbent materials, such as Antelope shale, which we refer to collectively as our “clay” or our “minerals.” Our sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of our absorbent clay products are Cat’s Pride and Jonny Cat branded premium cat litter, as well as other private label cat litters. We also produce Oil-Dri branded floor absorbents, Amlan branded animal health and nutrition solutions for livestock, and Agsorb and Verge agricultural chemical carriers. Adsorbent products attract impurities in liquids, such as metals and surfactants, and form low-level chemical bonds. Examples of our adsorbent products are Pure-Flo, Perform and Select bleaching clay products, which act as a filtration media for edible oils, fats and tallows. Also, our Ultra-Clear product serves as a purification aid for petroleum-based oils and by-products. We also sell some nonclay-based products, such as our Oil-Dri synthetic sorbents used for industrial cleanup. Our principal products are described in more detail below.

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

Animal Health and Nutrition Products

We produce, or use contract processors to produce, Amlan brand name and private label products that are used in various livestock feed industries, such as swine, poultry, shrimp and dairy cattle. Our Calibrin and ConditionAde products are used in animal feed and have different attributes that improve animal health and development, such as adsorbing naturally occurring mycotoxins or managing intestinal bacterial and fungal biotoxins. Our new Varium product was introduced in fiscal year 2016 to promote intestinal health in poultry. Our MD-09 moisture manager product is another feed additive for the reduction of wet droppings in poultry. In addition, our Pel-Unite and Pel-Unite Plus products are specialized animal feed pellet binders.

Our animal health and nutrition products are sold primarily through a network of distributors to livestock producers, feed mill operators, nutritionists and veterinarians in the United States, Latin America, Africa, the Middle East and Asia. The sales force for our subsidiary located in Shenzhen, China also sells these products, as further described in Foreign Operations below.

Bleaching Clay and Purification Aid Products

We produce an array of bleaching, purification and filtration applications used by edible oil, jet fuel and other petroleum-based product processors around the world. Bleaching clays are used by edible oil processors to adsorb soluble contaminants that create oxidation problems. Our Pure-Flo and Perform bleaching clays remove impurities, such as trace metals, chlorophyll and color bodies, in various types of edible oils. Perform products provide increased activity for hard-to-bleach oils. Our Select adsorbents are used to remove contaminants in vegetable oil processing and can be used to prepare oil prior to the creation of biodiesel fuel. Our Ultra-Clear product is used as a filtration and purification medium for jet fuel and other petroleum-based products. These products are sold in the United States and in international markets by our team of technical sales employees, distributors and sales agents.

Cat Litter Products

Branded products. We produce two types of mineral-based cat litter products, traditional coarse and scoopable, both of which have absorbent and odor controlling characteristics. Scoopable litters have the additional characteristic of clumping when exposed to moisture, allowing the consumer to selectively dispose of the used portion of the litter. Our coarse and scoopable products are sold under our Cat’s Pride and Jonny Cat brand names. Our Cat's Pride Fresh & Light product line offers superior performance with the added convenience of being lighter to carry and pour. These products created the lightweight scoopable litter segment, which experienced the highest growth rate in the cat litter market during fiscal year 2016. In addition, we offer our coarse litter in a pre-packaged, disposable tray under the Cat’s Pride KatKit and Jonny Cat brands. Moreover, we offer litter box liners under the Cat's Pride and Jonny Cat product lines. These products are sold through independent food brokers and by our sales force to major grocery, drug, dollar store, mass-merchandiser and pet outlets.

Private label products. We also produce private label traditional coarse and scoopable cat litters for certain customers. We added scoopable lightweight cat litters to our private label offerings during fiscal year 2015.

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

Industrial and Automotive Products

We manufacture and/or sell products made from clay, polypropylene and recycled cotton materials that absorb oil, grease, water and other types of spills. These products are used in industrial, home and automotive environments. Our clay-based sorbent products, such as Oil-Dri branded and private label floor absorbents, are used for floor maintenance in industrial applications to provide a non-slip and non-flammable surface for workers. These floor absorbents are also used in automotive repair facilities, car dealerships and other industrial applications, as well as for home use in garages and driveways. Our Oil-Dri branded polypropylene-based and cotton-based products are sold in various forms, such as pads, rolls, socks, booms and spill kits. Snow & Go, a product made with a combination of clay and salt, serves as a winter traction aid that melts snow and ice and then absorbs the melted water before it can re-freeze.

Industrial and automotive sorbent products are sold through a distribution network that includes industrial, auto parts, safety, sanitary supply, chemical and paper distributors. These products are also sold through environmental service companies, mass-merchandisers, catalogs and the Internet.

Sports Products

We manufacture and sell both branded and private label sports products. Pro’s Choice Sports Field Products are used on baseball, softball, football and soccer fields. Pro’s Choice soil conditioners are used in field construction or as top dressing to absorb moisture, suppress dust and improve field performance. Pro Mound packing clay is used to construct pitcher’s mounds and batter’s boxes. Rapid Dry drying agent is used to dry up puddles and slick spots after rain. Sports products are used at all levels of play, including professional, college and high school and on municipal fields. These products are sold through a network of distributors specializing in sports turf products.

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

FOREIGN OPERATIONS

Our wholly-owned subsidiary, Amlan Trading (Shenzhen) Company, Ltd., located in Shenzhen, China, is dedicated to animal health and provides natural disease management solutions for livestock. This subsidiary sells animal health and nutrition products under our Amlan brand name and under private label arrangements.

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

Our wholly-owned subsidiary, Oil-Dri SARL, is a Swiss company that performs various management, customer service and administrative functions for some of the international customers of our domestic operations.

Our foreign operations are subject to the normal risks of doing business overseas, such as currency fluctuations, restrictions on the transfer of funds and import/export duties. Our operating results have not historically been materially impacted by these foreign currency fluctuations; however, they did have some bearing on our fiscal year 2015 results. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further information about our foreign markets risks. Certain financial information about our foreign operations is contained in Note 3 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (“Walmart”) and its affiliates accounted for approximately 19%, 18% and 19% of our total net sales for fiscal years 2016, 2015 and 2014, respectively. Walmart is a customer in our Retail and Wholesale Products Group. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales; however, sales to Clorox (a customer in our Business to Business Products Group) and its affiliates accounted for approximately 6% of total net sales for each of fiscal years 2016, 2015 and 2014. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customer other than those described in this paragraph would not be expected to have a material adverse effect on our business.

COMPETITION

Product performance, price, brand recognition, customer service, technical support, and distribution resources are the principal methods of competition in our markets and competition historically has been very vigorous. Advertising, promotion, merchandising and packaging also have a significant impact on retail consumer purchasing decisions, which primarily affects our Retail and Wholesale Products Group. Most of the principal competitors for our Retail and Wholesale Products Group have substantially greater financial resources or market presence than we do and have established brands. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than us.

In our Retail and Wholesale Products Group, we have five principal competitors, including one which is also our customer. The overall cat litter market has been relatively stable in recent years. The overwhelming majority of all cat litter is mineral based, including both scoopable and traditional coarse litters. Cat litters based on alternative strata such as paper, various agricultural waste products and silica gels have niche positions. Scoopable products have a majority of the cat litter market share followed by traditional coarse products. The growing market share for lightweight scoopable cat litter has primarily offset the declining share for coarse products. There is significant competition to attract consumers of cat litter across multi-outlet channels, including grocery, mass-merchandisers, dollar, pet and drug stores. Competition for the lightweight scoopable litter market has been particularly intense with increased advertising and promotions by our competitors and by us. During fiscal year 2016, we launched an integrated marketing campaign to promote our Cat's Pride Fresh & Light Ultimate Care lightweight scoopable cat litter products. We further differentiate ourselves through product innovation, our operations with a nation-wide distribution network and strong customer service. World class sales and research and development teams give us a potential advantage over smaller and regional manufacturers.

In the Business to Business Products Group, we have ten principal competitors. Our bleaching clay and fluid purification products are sold in a highly cost competitive global marketplace. Performance is a primary competitive factor for these products. The animal health portion of this segment also operates in a global marketplace with price and performance competition from multi-national and local competitors. Competition for our crop protection products is primarily based on price, but competitor differentiation also exists in the ability to meet customer product specifications and enhancements in engineered granule technologies.

PATENTS

U.S. patents are currently granted for a term of 20 years from the date the patent application is filed. We have obtained or applied for patents for certain of our processes and products sold to customers in both the Retail and Wholesale Products Group and the Business to Business Products Group. Our patents are highly important to our business and we vigorously protect them from apparent infringement, although no single patent is considered material to the business as a whole. See Item 3 “Legal Proceedings” for more information about specific legal matters related to our patents.

BACKLOG; SEASONALITY

As of July 31, 2016, 2015 and 2014, our backlog of orders were valued at approximately $8,735,000, $9,617,000 and $7,401,000, respectively. The value of backlog orders was determined by the number of tons on backlog order and the net selling prices. All backlog orders are expected to be filled within the next 12 months. We consider our business, taken as a whole, to be moderately seasonal; however, business activities of certain customers (such as agricultural chemical manufacturers) are subject to such seasonal factors as crop acreage planted, product formulation cycles and weather conditions.

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

RESERVES

We mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California; we also have reserves in Nevada, Oregon and Tennessee. We estimate that our proven mineral reserves at July 31, 2016 are approximately 143,819,000 tons in aggregate and our probable reserves are approximately 134,622,000 tons in aggregate, for a total of 278,441,000 tons of mineral reserves. Based on our rate of consumption during fiscal year 2016, and without regard to any of our reserves in Nevada, Oregon and Tennessee, we consider our proven reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, was reflected at cost on our balance sheet.

It is our policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. We have a program of exploration for additional reserves and, although reserves have been acquired, we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During fiscal year 2016, we utilized these reserves to produce a majority of the sorbent products that we sold.

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

The following schedule summarizes the net book value of land and other plant and equipment for each of our manufacturing facilities at July 31, 2016 (in thousands):

	Land & Mineral Rights	Plant and Equipment
Ochlocknee, Georgia	$8,876	$31,480
Ripley, Mississippi	$1,804	$11,410
Mounds, Illinois	$1,803	$1,796
Blue Mountain, Mississippi	$908	$10,905
Taft, California	$1,506	$3,685

EMPLOYEES

During fiscal year 2016, we employed approximately 767 persons, 42 of whom were employed by our foreign subsidiaries. We believe our corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 55 of our employees in the U.S. and approximately 18 of our employees in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations to be satisfactory.

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

ENERGY

We primarily used natural gas in the processing of our clay products during fiscal year 2016. We have the ability to switch among various energy sources, including natural gas, recycled oil and coal as permitted. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below for more information about commodity risk with respect to our energy use.

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

A significant portion of our net sales comes from the sale of products in mature categories, some of which have had little or no volume growth or have had volume declines in recent fiscal years. A significant part of our future growth and financial performance will require that we successfully introduce new products or extend existing product offerings to meet emerging customer needs, technological trends and product market opportunities. We cannot be certain that we will achieve these goals. The development and introduction of new products generally require substantial and effective research, development and marketing expenditures, some or all of which may be unrecoverable if the new products do not gain market acceptance. New product development itself is inherently risky, as research failures, competitive barriers arising out of the intellectual property rights of others, launch and production difficulties, customer rejection and unexpectedly short product life cycles may occur even after substantial effort and expense on our part. Even in the case of a successful launch of a new product, the ultimate benefit we realize may be uncertain if the new product “cannibalizes” sales of our existing products beyond expected levels.

We face intense competition in our markets.

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including price, customer service, marketing, advertising and trade spending, technical support, product quality and delivery. Some of our competitors, particularly in the sale of cat litter (the largest product in our Retail and Wholesale Products Group), have substantially greater financial resources or market presence with established brands. The competition in the future may, in some cases, lead to price reductions, increased promotional spending, or loss of market share or product distribution, any of which could materially and adversely affect our operating results and financial condition.

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

•	our ability to anticipate and adapt to rapidly changing conditions;

•	introduction of new products and services by us or our competitors;

•	our ability to successfully implement price increases and surcharges, as well as other changes in our pricing policies or those of our competitors;

•	variations in purchasing patterns by our customers, including due to weather conditions;

•	the ability of major customers and other debtors to meet their obligations to us as they come due;

•	our ability to successfully manage regulatory, intellectual property, tax and legal matters;

•	litigation judgments, settlements, or other litigation-related costs;

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

Our business could be negatively affected by supply, capacity, information technology and logistics disruptions or the costs incurred to avoid these disruptions.

Supply, capacity, information technology and logistics disruptions could adversely affect our ability to manufacture, package or transport our products. Some of our products require raw materials that are provided by a limited number of suppliers, or are demanded by other industries or are simply not available at times. Also, some of our products are manufactured on equipment at or near its capacity thus limiting our ability to sell additional volumes of such products until more capacity is obtained. Moreover, disruptions, failures, cyber-attacks or privacy breaches in the information technology or phone systems of us or our customers could adversely affect our communications and business operations. Furthermore, technology enhancements to prevent business interruptions could require increased spending. In addition, an increase in truck or ocean freight costs may reduce our profitability if we are unable to pass such increases on to our customers through price increases or surcharges, and a decrease in transportation availability may affect our ability to deliver our products to our customers and consequently decrease customer satisfaction and future orders.

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

In addition to the regulatory matters described above, our operations are subject to various federal, state, local and foreign laws and regulations relating to the mining, manufacture, packaging, labeling, content, storage, distribution and advertising of our products and the conduct of our business operations. For example, in the United States, some of our products, product claims, labeling and advertising are regulated by the Food and Drug Administration, the Consumer Product Safety Commission, the Occupational Health and Safety Administration, the Environmental Protection Agency and the Federal Trade Commission. Most states have agencies that regulate in parallel to these federal agencies. In addition, our international sales and operations are subject to regulation in each of the foreign jurisdictions in which we manufacture, distribute or sell our products. There is increasing federal and state regulation with respect to the content, labeling, use, and disposal after use of various products we sell. Throughout the world, but particularly in the United States and Europe, there is also increasing government scrutiny and regulation of the food chain and products entering or affecting the food chain.

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

In addition, if our products are found to infringe intellectual property rights of others, the owners of those rights could bring legal actions against us claiming substantial damages for past infringement and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages from past infringement, we could be required to obtain a license in order to continue to manufacture or market the affected products, potentially adding significant costs. We may not prevail in any action brought against us or we may be unsuccessful in securing any license for continued use and therefore have to discontinue the marketing and sale of a product. This could make us less competitive and could have a material adverse impact on our business, operating results and financial condition. See Item 3 “Legal Proceedings” for more information about specific legal matters related to our patents.

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

We derived approximately 22% of our consolidated net sales from sales outside of the United States in fiscal year 2016. Our ability to sell our products and conduct our operations outside of the United States is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products or disrupt our operations in these markets, particularly when local political and economic conditions are unstable. In addition, international sales and operations are subject to currency exchange fluctuations, fund transfer and trade restrictions and import/export duties, and international operations are subject to foreign regulatory requirements and issues, including with respect to environmental matters.

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

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting and obtain an opinion from our independent registered public accounting firm on our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2016 and we obtained from our independent registered public accounting firm an unqualified opinion on our internal control over financial reporting; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Real Property Holdings and Mineral Reserves

	Land Owned	Land Leased	Land Unpatented Claims	Total	Estimated Proven Reserves	Estimated Probable Reserves	Total
	(acres)				(thousands of tons)
California	795	—	1,030	1,825	4,135	11,226	15,361
Georgia	3,846	1,451	—	5,297	33,652	24,592	58,244
Illinois	105	508	—	613	2,876	1,596	4,472
Mississippi	2,156	999	—	3,155	76,840	91,207	168,047
Nevada	535	—	—	535	23,316	2,976	26,292
Oregon	340	—	—	340	—	25	25
Tennessee	178	—	—	178	3,000	3,000	6,000
	7,955	2,958	1,030	11,943	143,819	134,622	278,441

The Mississippi, Georgia, Tennessee, Nevada, California and Illinois properties are primarily mineral in nature, except our research and development facility which is included in the Illinois owned land. We mine sorbent minerals primarily consisting of montmorillonite and attapulgite and, to a lesser extent, other clay-like sorbent materials, such as Antelope shale. We employ geologists and mineral specialists who prepared the estimated reserves of these minerals in the table above. See also Item 1 “Business” above for further information about our reserves. The locations in the table above collectively produced approximately 784,000 tons of finished product in fiscal year 2016, 808,000 tons in fiscal year 2015 and 857,000 tons in fiscal year 2014. Parcels of such land are also sites of manufacturing facilities operated by us. We own approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing, packaging and distribution facility for our Canadian subsidiary.

MINING PROPERTIES

Our mining operations are conducted on land that we own or lease. The Georgia, Illinois and Mississippi mining leases generally require that we pay a minimum monthly rent to continue the lease term. The rental payments are typically applied against a stated royalty related to the number of unprocessed, or in some cases processed, tons of minerals extracted from the leased property. Many of our mining leases have no stated expiration dates. Some of our leases, however, do have expiration dates ranging from 2026 to 2097. We would not experience a material adverse effect from the expiration or termination of any of these leases. We have a variety of access arrangements, some of which are styled as leases, for manufacturing at facilities that are not contiguous with the related mines. We would not experience a material adverse effect from the expiration or termination of any of these arrangements. See also Item 1 “Business” above for further information on our reserves.

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

Packaging

Once the clay has been dried to the desired level it will be sized and packaged. Our products have various package sizes and types ranging from bags, boxes and jugs of cat litter to railcars of agricultural products. We also package some of our products into bulk (approximately one ton) bags or into bulk trucks. The size and delivery configuration of our finished products is determined by customer requirements.

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

We have no mortgages on the real property we own. The Bentonville lease for the Bentonville, Arkansas office expires in August 2016. The leases for the Alpharetta, Georgia facility and the Shenzhen, China office all expire in 2018. The Wisbech, United Kingdom facility lease expires in 2032 and the Chicago, Illinois corporate office lease expires in 2033. The lease for the Coppet, Switzerland office is on a year-to-year basis. We consider that our properties are generally in good condition, well maintained and suitable and adequate to carry on our business.

ITEM 3 – LEGAL PROCEEDINGS

We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business. While it is not possible at this time to determine with certainty the ultimate outcome of these lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows; however, some proceedings, particularly the matters described below, could have a more significant impact than others.

On February 3, 2015, we brought suit in the United States District Court for the Northern District of Illinois, Eastern Division, against Nestlé Purina PetCare Company (“Nestlé”) seeking monetary damages and injunctive relief based on Nestlé’s alleged infringement of a patent held by us. In response, Nestlé filed a petition for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to challenge certain of the claims in our patent. Nestlé obtained a stay of the lawsuit in district court until the PTAB agreed to consider Nestle’s petition and issued its substantive decision on the IPR’s patent challenges.

The PTAB agreed to consider Nestle’s petition, but on June 20, 2016, upheld all of the challenged claims in our patent. In July 2016, Nestlé filed a motion for reconsideration of the PTAB’s decision, which remains pending, as does the stay of our lawsuit in district court.

In addition, on September 23, 2016, we brought another suit in the United States District Court for the Northern District of Illinois, Eastern Division, against Nestlé seeking monetary damages and injunctive relief based on Nestlé’s alleged infringement of a patent issued in 2016 to us.

Due to the nature of the litigation with Nestlé and because the lawsuits are still in the pre-trial stage, we cannot estimate the possible damages, if any, and the total expense associated with the lawsuit. Although no assurances can be given as to the results of the lawsuits, based on the present status, management does not believe that such results will have a material adverse effect on our financial condition or results of operations.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol ODC. There is no established trading market for our Class B Stock. There are no shares of Class A Common Stock currently outstanding. See Note 7 of the Notes to the Consolidated Financial Statements for a description of our Common Stock, Class B Stock and Class A Common Stock. The number of holders of record of Common Stock and Class B Stock on September 30, 2016 were 608 and 29, respectively, as reported by our transfer agent. In the last three years, we have not sold any securities which were not registered under the Securities Act of 1933.

The following table sets forth, for the periods indicated, the high and low sales price for our Common Stock listed on the NYSE and dividends per share declared on our Common Stock and Class B Stock.

	Common Stock Price Range		Cash Dividends Per Share
	Low	High	Common Stock	Class B Stock
Fiscal Year 2016
First Quarter	$21.65	$31.61	$0.2100	$0.1575
Second Quarter	$28.42	$38.92	0.2100	0.1575
Third Quarter	$32.24	$38.43	0.2100	0.1575
Fourth Quarter	$29.89	$37.67	0.2200	0.1650
Total			$0.8500	$0.6375

Fiscal Year 2015:
First Quarter	$24.02	$31.30	$0.2000	$0.1500
Second Quarter	$26.60	$32.93	0.2000	0.1500
Third Quarter	$28.30	$34.19	0.2000	0.1500
Fourth Quarter	$25.92	$33.44	0.2100	0.1575
Total			$0.8100	$0.6075

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

Issuer Repurchase of Equity Securities. Our Board of Directors authorized the repurchase of 250,000 shares of Common Stock on March 11, 2011 and authorized the repurchase of an additional 250,000 shares on June 14, 2012. These authorizations do not have a stated expiration date. As of July 31, 2016, a total of 305,361 shares of Common Stock may yet be repurchased under these authorizations. We do not have any current authorization from our Board of Directors to repurchase shares of Class B Stock.

Equity Compensation Plan Information. The following table presents information about compensation plans under which our equity securities are authorized for issuance. See Note 8 of the Notes to the Consolidated Financial Statements for further information about these stock-based compensation plans.

Equity Compensation Plan Information As Of July 31, 2016
Plan Category	Number of securities to be issued upon exercise of outstanding options (in thousands) (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders	10	$17.00	376

PERFORMANCE GRAPH

The following graph shows the annual cumulative total stockholders’ return for the five years ending July 31, 2016 on an assumed investment of $100 on July 31, 2011 in our Common Stock, the Russell Microcap Index and the Russell 2000-Material and Processing Economic Sector Index. Our Common Stock is included in the Russell Microcap Index and we consider the Russell 2000-Material and Processing Economic Sector Index to be our peer group. The graph assumes all dividends were reinvested. The historical stock price performance of our Common Stock is not necessarily indicative of future stock performance.

Comparative Five-Year Total Returns
Oil-Dri Corporation of America, Russell Microcap Index , Russell 2000-Materials & Processing Index
(Performance results through July 31, 2016)

	2011	2012	2013	2014	2015	2016
Oil-Dri Corporation of America	$100.00	$109.69	$164.38	$153.91	$142.20	$208.66
Russell Microcap	$100.00	$100.85	$138.28	$149.71	$168.14	$160.74
Russell 2000-Materials & Processing	$100.00	$93.87	$127.41	$140.59	$137.97	$157.40

This performance graph and accompanying disclosure is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

ITEM 6 – SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF FINANCIAL DATA
(In thousands, except for per share amounts and ratios)
	Fiscal Year Ended July 31,
	2016	2015	2014	2013	2012
Summary of Operations
Net Sales	$262,313	$261,402	$266,313	$250,583	$240,681
Cost of Sales	(185,164)	(201,245)	(206,663)	(184,084)	(181,676)
Gross Profit	77,149	60,157	59,650	66,499	59,005
Selling, General and Administrative Expenses	(61,736)	(45,004)	(47,232)	(47,558)	(47,303)
Capacity Rationalization Charges (1)	—	—	—	(70)	(1,623)
Income from Operations	15,413	15,153	12,418	18,871	10,079
Other Income (Expense)
Interest Income	29	13	23	34	31
Interest Expense	(1,035)	(1,327)	(1,569)	(1,773)	(2,060)
Foreign Exchange (Losses) Gains	(384)	(349)	35	(56)	(196)
Other, Net	334	679	430	423	507
Total Other Expense, Net	(1,056)	(984)	(1,081)	(1,372)	(1,718)
Income before Income Taxes	14,357	14,169	11,337	17,499	8,361
Income Taxes	(744)	(2,801)	(2,981)	(2,913)	(2,263)
Net Income	$13,613	$11,368	$8,356	$14,586	$6,098
Average Shares Outstanding
Diluted	7,094	7,037	7,004	6,927	7,062
Net Income per Share
Basic Common	$2.04	$1.73	$1.27	$2.25	$0.92
Basic Class B Common	$1.53	$1.30	$0.96	$1.69	$0.70
Diluted Common	$1.87	$1.59	$1.17	$2.07	$0.85
Important Highlights
Total Assets	$204,933	$190,031	$186,204	$183,559	$174,267
Long-Term Debt	$12,333	$15,417	$18,900	$22,400	$25,900
Working Capital	$60,433	$53,755	$54,016	$71,925	$66,080
Working Capital Ratio	3.0	2.9	2.8	3.3	3.3
Book Value per Share	$16.42	$15.85	$14.94	$14.96	$12.19
Dividends Declared	$5,701	$5,312	$5,040	$4,712	$4,511
Dividends Declared per Common Share	$0.8500	$0.8100	$0.7700	$0.7300	$0.6900
Dividends Declared per Class B Common Share	$0.6375	$0.6075	$0.5775	$0.5475	$0.5175
Capital Expenditures	$10,684	$15,859	$18,566	$9,795	$6,960
Depreciation and Amortization	$12,192	$11,994	$10,396	$8,946	$9,272
Net Income as a Percent of Net Sales	5.2%	4.3%	3.1%	5.8%	2.5%
Return on Average Stockholders' Equity	12.0%	10.6%	8.1%	15.5%	6.8%
Gross Profit as a Percent of Net Sales	29.4%	23.0%	22.4%	26.5%	24.5%
Operating Expenses as a Percent of Net Sales	23.5%	17.2%	17.7%	19.0%	20.3%

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

Consolidated net income was $13,613,000, or $1.87 per diluted share, for the fiscal year ended July 31, 2016, a 20% increase from net income of $11,368,000, or $1.59 per diluted share, for the fiscal year ended July 31, 2015. A 28% increase in gross profit and a lower effective tax rate on earnings drove the increase in net income, but these items were partially offset by higher selling, general and administrative expenses. Our improved gross profit reflected a shift to sales of more value-added products in both of our operating segments, as well as lower costs for natural gas, freight and packaging. Our effective tax rate on earnings was 5.2% in fiscal year 2016 compared to 19.8% in fiscal year 2015. The lower tax rate was driven by the full release of the valuation allowance associated with the deferred tax asset for domestic AMT credits. Selling, general and administrative expenses in fiscal year 2016 included higher costs to promote products in both operating segments. The Retail and Wholesale Products Group launched an integrated marketing campaign in the third quarter of fiscal year 2016 to promote our Cat's Pride Fresh & Light Ultimate Care lightweight scoopable cat litter, which resulted in approximately $12,500,000 higher advertising expense compared to fiscal year 2015. In fiscal 2016, our Business to Business Products Group also introduced and promoted our new Varium product that focuses on intestinal health in poultry.

Our balance sheet at fiscal year-end 2016 remained strong. Total cash, cash equivalents and short-term investments increased $6,485,000 from fiscal year-end 2015 even as we spent heavily for advertising, invested in capital at our plants, paid higher dividends and reduced our notes payable. Our cash requirements are subject to change as business conditions warrant and opportunities arise. The noncurrent liability for our pension and postretirement benefits increased $9,063,000 due to a lower discount rate required for the actuarial determination of these obligations.

RESULTS OF OPERATIONS
FISCAL YEAR 2016 COMPARED TO FISCAL YEAR 2015

CONSOLIDATED RESULTS

Consolidated net sales in fiscal year 2016 were $262,313,000, an increase of $911,000 from net sales of $261,402,000 in fiscal year 2015. Net sales in our Business to Business Products Groups increased for our products used in agriculture, fluid purification and animal health applications. Net sales in our Retail and Wholesale Products Group declined for our cat litter and industrial absorbent products, as well as for our subsidiary in Canada. See below for further discussion of sales fluctuations by operating segment.

Consolidated gross profit was $77,149,000, an increase of $16,992,000 from gross profit of $60,157,000 in the prior year. Our gross margin (defined as gross profit as a percentage of net sales) in fiscal year 2016 increased to 29% from 23% in fiscal year 2015. Gross profit increased due primarily to a shift in sales to more value-added products and lower costs. The cost of natural gas used to operate kilns that dry our clay during processing decreased approximately 21% per ton produced. Freight costs declined due to lower diesel prices, as well as additional capacity and regulation changes in the truck freight industry. A significant amount of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices. Lower packaging costs reflected favorable price adjustment as commodity prices have declined, particularly for resin and paper-

based packaging. In contrast, other non-fuel manufacturing costs per ton were up approximately 2% driven by reduced fixed cost absorption due to fewer tons produced, as well as increased repair and depreciation costs. Depreciation costs increased as we continue to invest in machinery and equipment at our plants.

Total selling, general and administrative expenses were 37% higher in fiscal year 2016 compared to fiscal year 2015. The discussions of each segment's operating income below describe the changes in selling, general and administrative expenses that were allocated to the operating segments, particularly higher advertising expense. The remaining unallocated corporate expenses in fiscal year 2016 included a higher estimated annual discretionary incentive plan bonus accrual as compared to fiscal year 2015. The incentive bonus accrual was based on actual financial results achieved for the fiscal year and discretion by our Chief Executive Officer, in accordance with the incentive plan's provisions. Expenses for postretirement benefit plans also increased, as described further in Notes 9 and 10 to the Consolidated Financial Statements.

Our effective tax rate on earnings was 5.2% of pre-tax income in fiscal year 2016 compared to 19.8% in fiscal year 2015. The Company determined during the fourth quarter of fiscal year 2016, that we expect to fully utilize our deferred tax asset for domestic AMT credits in future years. Therefore, we concluded it was appropriate to release the related valuation allowance that had been established in prior years for the full amount of this tax benefit, which resulted in a lower effective federal income tax rate. This decision was based on our current year's improved gross margin and the belief that we will continue to achieve margin and profitability levels in the future that will allow us to use the AMT credits. See Note 6 of the Notes to the Consolidated Financial Statements for additional information about our income taxes.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for fiscal year 2016 were $96,444,000, an increase of $4,118,000, or 4%, from net sales of $92,326,000 in fiscal year 2015. Net sales increased for our products used in agriculture, fluid purification and animal health. Total sales of our traditional and engineered granule crop protection chemical carriers increased approximately 20% due to more tons sold to existing customers and a favorable product sales mix (defined as a greater proportion of sales from higher priced products). Sales of our fluid purification products were up approximately 4% as the result of more tons sold and a favorable product sales mix. Increased sales to edible oil processors were driven by global growth of the vegetable oil market. Sales were also higher to foreign petroleum oil and domestic biodiesel fuel refiners. Sales of our animal health and nutrition products were up approximately 2%. Sales of animal health products were higher in Asian markets, including sales by our subsidiary in China during its second full year of operations. Our new Varium product introduced in fiscal year 2016 also contributed to the increased sales. Sales of our co-packaged cat litter declined under the pricing terms of our one material long-term supply agreement.

The Business to Business Products Group’s selling, general and administrative expenses in fiscal year 2016 increased approximately 15% compared to fiscal year 2015. Additional costs were incurred primarily for advertising, travel and services to promote our animal health products.

The Business to Business Products Group’s operating income was $33,464,000 in fiscal year 2016, an increase of $4,058,000, or 14%, from operating income of $29,406,000 in fiscal year 2015. Operating income was positively impacted by a shift in sales to more value-added products, as well as by lower costs per manufactured ton for natural gas, packaging and freight. The Group's operating income was negatively impacted to a lesser extent by the higher selling, general and administrative expenses discussed above and by increased non-fuel manufacturing costs. See further discussion of manufacturing, packaging and freight costs in “Consolidated Results” above.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for fiscal year 2016 were $165,869,000, a decrease of $3,207,000, or 2%, from net sales of $169,076,000 in fiscal year 2015. Net sales declined for both our cat litter and industrial absorbent products. Net sales were also lower for our foreign subsidiaries in Canada and the United Kingdom, as described under “Foreign Operations” below. Sales of our industrial absorbent products decreased approximately 4% due primarily to lower sales to a large distributor of maintenance products and to mass-merchandisers.

Overall cat litter net sales were down approximately 1% compared to the prior year. Net sales of our branded and private label coarse litter products were down a total of approximately 4% due to the weakening of the coarse litter segment of the market and our decision not to pursue continued business with two major low margin customers. Instead, we focused our resources on the lightweight scoopable segment of the cat litter market, which grew significantly year over year. Strong competition in this lightweight segment resulted in the introduction of new and improved products by us and by our competitors. Sales of our Cat's Pride Fresh & Light lightweight litters increased approximately 13% and sales of our private label lightweight scoopable cat litter more than doubled compared to the prior year; however, lower sales of our traditional Cat's Pride scoopable litters partially offset these gains.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were approximately 69% higher compared to fiscal year 2015. Advertising expenses for fiscal 2016 increased approximately $12,500,000 due to the integrated marketing campaign we launched in March 2016 to promote our Cat's Pride Fresh & Light Ultimate Care lightweight scoopable cat litter. We plan to continue promoting our lightweight products and we expect advertising expense to be higher in fiscal year 2017 compared to fiscal year 2016.

The Retail and Wholesale Products Group’s segment operating income for fiscal year 2016 was $5,009,000, a decrease of $197,000, or 4%, from operating income of $5,206,000 in fiscal year 2015. The impact of the higher advertising expense described above was significantly moderated by a shift in sales to more value-added products. In addition, costs per manufactured ton were lower for natural gas used to operate kilns that dry our clay, packaging and freight. The Group's operating income was negatively impacted to a lesser extent by increased non-fuel manufacturing costs. See further discussion of manufacturing, packaging and freight costs in “Consolidated Results” above.

FOREIGN SUBSIDIARIES
Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during fiscal year 2016 were $11,259,000, an increase of $234,000, or 2%, from net sales of $11,025,000 during fiscal year 2015. Net sales by our foreign subsidiaries represented 4% of our consolidated net sales during fiscal year 2016. Higher sales for our subsidiaries in China and the United Kingdom were partially offset by lower sales for our subsidiary in Canada. Our subsidiary in China sold approximately 40% more tons in fiscal year 2016 compared to fiscal year 2015. Fiscal year 2016 was the subsidiary's second full year of operations in China. Favorable currency exchange rates for the Euro relative to the British Pound contributed to higher sales for industrial absorbents in export markets of our United Kingdom subsidiary. The sales decline reported in U.S. Dollars for our Canadian subsidiary resulted from the weak currency exchange rate of the Canadian Dollar and lower tons sold.

For fiscal year 2016, our foreign subsidiaries reported a net loss of $961,000, compared to a net loss of $1,261,000 in fiscal year 2015. The net loss decreased due primarily to the increased sales by our China subsidiary.

Identifiable assets of our foreign subsidiaries as of July 31, 2016 were $7,297,000 compared to $7,762,000 as of July 31, 2015. The decrease was due primarily to lower cash, deferred income taxes and fixed assets, which were partially offset by higher inventories.

RESULTS OF OPERATIONS
FISCAL YEAR 2015 COMPARED TO FISCAL YEAR 2014

CONSOLIDATED RESULTS

Consolidated net sales in fiscal year 2015 were $261,402,000, a 2% decrease from net sales of $266,313,000 in fiscal year 2014. Net sales in our Retail and Wholesale Products Group declined as lower branded cat litter sales were partially offset by increased sales of private label cat litter and industrial floor absorbents. Net sales in our Business to Business Products Groups decreased as lower sales of fluid purification products outweighed higher sales of animal health and agricultural chemical carrier products. See below for further discussion of these sales fluctuations by operating segment.

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

Our effective tax rate on earnings was 19.8% of pre-tax income in fiscal year 2015 compared to 26.3% in fiscal year 2014. During fiscal year 2015, we utilized domestic AMT credits and correspondingly decreased the related valuation allowance that had been established in prior years for the full amount of the deferred tax benefit related to the AMT credits used, which resulted in a lower federal income tax rate. In fiscal year 2014 we incurred additional AMT expense, which resulted in a higher comparable effective tax rate. See Note 6 of the Notes to the Consolidated Financial Statements for additional information about our income taxes.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for fiscal year 2015 were $92,326,000, a decrease of $1,960,000, or 2%, from net sales of $94,286,000 in fiscal year 2014. Net sales of fluid purification products and co-packaged coarse cat litter decreased, while net sales of animal health and agricultural and horticultural products increased. Net sales and tons sold for fluid purification products were both down approximately 10% compared to fiscal year 2014. Usage of our product by edible oil producers declined due to natural variations in the quality and other characteristics of certain seed and bean crops. In addition, sales in foreign markets suffered due to the strength of the U.S. Dollar relative to various foreign currencies, which effectively increased the price of our product compared to foreign competitors' products. Our co-packaged coarse cat litter net sales decrease of approximately 7% reflected the continued decline in the coarse litter market. Partially offsetting these declines was an increase in net sales of approximately 18% for animal health and nutrition products, which was primarily attributed to sales by our subsidiary in China that commenced operations in the fourth quarter of fiscal year 2014. In addition, sales increased approximately 12% for our agricultural and horticultural products. Sales increased for our agricultural chemical carrier products sold to producers of crop protection chemicals. Sales also increased for our engineered granule product used in the professional pesticides and agricultural markets.

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

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for fiscal year 2015 were $169,076,000, a decrease of $2,951,000, or 2%, from net sales of $172,027,000 in fiscal year 2014. Net sales declined for our cat litter products, but increased for industrial absorbent products. Net sales of our foreign subsidiaries in Canada and the United Kingdom also declined, as described under “Foreign Operations” below. Overall cat litter net sales and tons sold were down compared to the prior year. Our branded cat litter net sales decrease of approximately 11% was attributed primarily to our competitors' introduction of new products, which were accompanied by increased advertising and aggressive price discounts. Our Cat's Pride Fresh & Light Ultimate Care product was introduced in the second half of fiscal year 2015. Private label cat litter sales increased approximately 10%, due in part to the acquisition of MFM in fiscal year 2014 (additional MFM-related sales are included in the full fiscal year 2015 but in only three quarters of fiscal year 2014). See Note 2 of the Notes to the Consolidated Financial Statements for more information about the MFM acquisition. In addition, private label cat litter sales in fiscal year 2015 included new customers and our new lightweight private label product, which launched in the second half of fiscal year 2015. Branded and generic floor absorbent sales increased approximately 7% due primarily to increased volume.

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

FOREIGN SUBSIDIARIES
Foreign operations include our subsidiaries in Canada and the United Kingdom, which is included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during fiscal year 2015 were $11,025,000, a decrease of $221,000, or 2%, from net sales of $11,246,000 during fiscal year 2014. Net sales by our foreign subsidiaries represented 4% of our consolidated net sales during fiscal year 2015. Lower sales for our Canada and the United Kingdom subsidiaries were substantially offset by higher sales for China subsidiary. Strong competition and loss of a private label customer contributed to lower sales of cat litter by our subsidiary in Canada. Unfavorable currency exchange rates contributed to lower demand for industrial absorbents in export markets of our United Kingdom subsidiary. Our China subsidiary was operational for the full year of fiscal year 2015, with sales reported only in the fourth quarter of fiscal year 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include funding working capital needs, purchasing and upgrading equipment, facilities and real estate, investing in infrastructure and acquisitions. Recently we have principally used cash generated from operations to fund these requirements. Cash and cash equivalents totaled $18,629,000, $20,138,000 and $16,230,000 at July 31, 2016, 2015 and 2014, respectively.

The following table sets forth certain elements of our Consolidated Statements of Cash Flows for the fiscal year (in thousands):

	2016	2015	2014
Net cash provided by operating activities	$25,171	$26,976	$16,296
Net cash used in investing activities	(18,407)	(14,246)	(15,570)
Net cash used in financing activities	(8,442)	(8,743)	(8,372)
Effect of exchange rate changes on cash and cash equivalents	169	(79)	(159)
Net (decrease) increase in cash and cash equivalents	$(1,509)	$3,908	$(7,805)

Net cash provided by operating activities

Net cash provided by operations was $25,171,000 for fiscal year 2016 compared to $26,976,000 for fiscal year 2015. In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for fiscal years 2016 and 2015 were as follows:

Accounts receivable, less allowance for doubtful accounts and cash discounts, were $992,000 lower at fiscal year-end 2016 compared to fiscal year-end 2015, but were $469,000 higher at fiscal year-end 2015 compared to fiscal year-end 2014. These moderate fluctuations in accounts receivable balances were attributed to timing of both sales and collections, as well as the payment terms provided to various customers.

Inventories were $1,954,000 higher at fiscal year-end 2016 compared to fiscal year-end 2015 due primarily to anticipated sales requirements, particularly for cat litter and agriculture chemical carrier products. Inventories were $3,114,000 lower at fiscal year-end 2015 compared to fiscal year-end 2014 as the result of initiatives to better manage finished goods and packaging inventory levels relative to sales requirements and efforts to reduce costs.

Prepaid expenses were $167,000 lower at fiscal year-end 2016 compared to fiscal year-end 2015 due to ongoing amortization. Prepaid expenses were $2,455,000 lower at fiscal year-end 2015 compared to fiscal year-end 2014 due primarily to a decrease in prepaid income taxes and a reclassification of prepaid rents and royalties to other long-term assets.

Other noncurrent assets balances at fiscal year-end 2016 were similar to fiscal year-end 2015. Other assets were $1,287,000 higher at fiscal year-end 2015 compared to fiscal year-end 2014. The increase was due primarily to the reclassification of prepaid rents and royalties from current prepaid expenses, which was partially offset by a decrease in the cash surrender value of life insurance on key employees due to the closing of two policies.

Accounts payable were $931,000 lower at fiscal year-end 2016 compared to fiscal year-end 2015 due primarily to lower income taxes payable. Accounts payable were $571,000 higher at fiscal year-end 2015 compared to fiscal year-end 2014 due primarily to higher income taxes payable, which was partially offset by lower trade and freight payables. Changes in trade accounts payable in all periods are subject to normal fluctuations in the timing of payments.

Accrued expenses were $2,746,000 higher at fiscal year-end 2016 compared to fiscal year-end 2015 due primarily to a higher discretionary annual bonus accrual. Accrued expenses were $697,000 lower at fiscal year-end 2015 compared to fiscal year-end 2014. Accrued expenses for fiscal year 2015 declined due primarily to payments on leased equipment at our plants and lower accrued freight and other expenses, which were partially offset by a higher discretionary annual bonus accrual. In addition, the trade promotions and advertising accrual was higher at fiscal year-end 2015. Changes in other accrued expenses in all periods related to ongoing operations are also subject to normal fluctuations in the timing of payments.

Deferred compensation was $986,000 higher at fiscal year-end 2016 compared to fiscal year-end 2015 and was $251,000 higher at fiscal year-end 2015 compared to fiscal year-end 2014. Employee deferrals and interest on accumulated deferred compensation balances exceeded payouts in both years. The Supplemental Executive Retirement Plan (“SERP”) accrual also increased in both years as the result of lower discount rates required for the actuarial calculation of this obligation. See Note 10 of the Notes to the Consolidated Financial Statements for more information regarding our deferred compensation plans.

Pension and other postretirement liabilities, net of the adjustment recorded in stockholders' equity, were $4,171,000 higher at fiscal year-end 2016 compared to fiscal year-end 2015 and were $814,000 higher at fiscal year-end 2015 compared to fiscal year-end 2014. A lower discount rate required for the actuarial calculation of these postretirement benefit obligations drove the increase at fiscal year-end 2016, which was partially offset by the benefits of an updated mortality table. Both a change in the mortality table and a slightly lower discount rate resulted in the higher liability at fiscal year-end 2015 compared to fiscal year-end 2014. See Note 9 of the Notes to the Consolidated Financial Statements for more information regarding our postretirement benefit plans.

Net cash used in investing activities

Cash used in investing activities was $18,407,000 in fiscal year 2016, $14,246,000 in fiscal year 2015 and $15,570,000 in fiscal year 2014. During fiscal year 2016, cash used to purchase short-term investments exceeded dispositions 7,984,000, while in fiscal years 2015 and 2014 cash provided by dispositions of short-term investments exceeded purchases by $451,000 and $15,821,000, respectively. During fiscal year 2014, a significant portion of the net cash provided by dispositions was used to fund the $12,876,000 to acquire certain assets of MFM. See Note 2 of the Notes to the Consolidated Financial Statements for more information about the MFM acquisition. Purchases and dispositions of investment securities in all periods are subject to variations in the timing of investment maturities and the cash needs of the Company.

Capital expenditures of $10,684,000 and $15,859,000 in fiscal years 2016 and 2015, respectively, included new processing and packaging equipment, as well as equipment replacement at our manufacturing facilities. Capital expenditures of $18,566,000 in fiscal year 2014 included capacity expansion projects and purchases of new mining equipment. In addition, during fiscal year 2015, cash proceeds of $903,000 were received from the closing of two life insurance policies on former key employees.

Net cash used in financing activities

Cash used in financing activities was $8,442,000 in fiscal year 2016, $8,743,000 in fiscal year 2015 and $8,372,000 in fiscal year 2014. The primary uses of cash in all periods were payments on long-term debt and dividend. In addition, cash was received from issuance of Common Stock and treasury stock related to share-based compensation in each year.

Other

Total cash and investment balances held by our foreign subsidiaries at July 31, 2016, 2015 and 2014 were $887,000, $1,150,000 and $1,481,000, respectively. See further discussion in the “Foreign Operations” section above.

On December 4, 2014, we signed a fourth amendment to our credit agreement with BMO Harris, to extend the term to December 4, 2019. The new agreement provides for a $25,000,000 unsecured revolving credit agreement, including a maximum of $5,000,000 for foreign letters of credit. The remaining terms are substantially unchanged from our previous agreement with BMO Harris, including the provision that we may select a variable rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At July 31, 2016, the variable rates would have been 3.50% for BMO Harris’ prime-based rate or 1.70% for LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2016 and 2015, there were no outstanding borrowings under this credit facility and we were in compliance with its covenants.

See Note 4 of the Notes to the Consolidated Financial Statements for information about our outstanding debt.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. We spent approximately $12,900,000 more for advertising in fiscal year 2016 compared to fiscal year 2015 due to, among other things, the integrated marketing campaign launched in March 2016 to promote our Cat's Pride Fresh & Light Ultimate Care lightweight scoopable cat litter. We plan to continue promoting our lightweight cat litter products in fiscal year 2017 and we expect advertising expense to be higher compared to fiscal year 2016. We also anticipate that our capital expenditures will increase in fiscal year 2017, including costs related to the start of an enterprise resource planning software implementation. We do not anticipate that these increased expenditures will dramatically impact our cash position; however, our cash requirements are subject to change as business conditions warrant and opportunities arise. We continually evaluate our liquidity position and anticipated cash needs, as well as the financing options available to obtain additional cash reserves. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the current credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Our capital requirements are subject to change as business conditions warrant and opportunities arise. The following tables summarize our significant contractual obligations and commercial commitments as of July 31, 2016 and the effect such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$15,416,000	$3,083,000	$6,166,000	$6,167,000	$—
Interest on Long-Term Debt	1,536,000	554,000	738,000	244,000	—
Operating Leases	14,733,000	1,530,000	2,462,000	1,575,000	9,166,000
Unconditional Purchase Obligations	280,000	280,000	—	—	—
Total Contractual Cash Obligations	$31,965,000	$5,447,000	$9,366,000	$7,986,000	$9,166,000

The unconditional purchase obligations include forward purchase contracts we have entered into for a portion of our natural gas fuel needs for fiscal year 2017. These contracts were entered into in the normal course of business and no contracts were entered into for speculative purposes.

During fiscal year 2016, we made contributions of approximately $1,264,000 to our defined benefit pension plan. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets, actuarial assumptions and regulations. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below for certain information regarding the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$28,107,000	$28,107,000	$—	$—	$—

The obligations above are open purchase orders primarily for packaging and other ingredients used in our products. The expected timing of payments of these obligations was estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities. As of July 31, 2016 we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Income Taxes. Our effective tax rate on earnings was based on expected income, statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we operate. Significant judgment was required in determining our effective tax rate and in evaluating our tax positions.

We determine our current and deferred taxes in accordance with Accounting Standards Codification (“ASC”) 740 Income Taxes. The tax effect of the expected reversal of tax differences was recorded at rates currently enacted for each jurisdiction in which we operate. To the extent that temporary differences will result in future tax benefit, we must estimate the timing of their reversal and whether taxable operating income in future periods will be sufficient to fully recognize any deferred tax assets.

We maintain valuation allowances where it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the income tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings and other factors that could affect the realization of deferred tax assets. For example, certain factors, such as depletion and the cost of fuel used in our manufacturing process are difficult to predict and have a significant impact on our ability to use the deferred tax benefit related to our AMT credit carryforwards. We determined during the fourth quarter of fiscal year 2016 that we expect to fully utilize our deferred tax asset for domestic AMT credits in future years. Therefore, we concluded it was appropriate to release the full $1,680,000 valuation allowance that had been established in prior years for the full amount of this tax benefit, which resulted in a lower effective federal income tax rate. This decision was based on our current year's improved gross margin and the belief that we will continue to achieve margin and profitability levels in the future that will allow us to use the AMT credits.

We recorded a $1,170,000 valuation allowance for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards and domestic state tax credits at July 31, 2016 since we believe it is unlikely we will realize the benefit of these tax attributes in the future. We recorded an allowance of $2,210,000 at July 31, 2015 for the amount of the deferred tax benefit related to our AMT credit, foreign net operating loss carryforwards and domestic state tax credits based on our assessment at that time of the likelihood of realizing these benefits.

In addition to valuation allowances, we may provide for uncertain tax positions when such tax positions do not meet certain recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. We did not record a liability for unrecognized tax benefits at either July 31, 2016 or 2015. See Note 6 of the Notes to the Consolidated Financial Statements for further discussion.

Trade Promotions. We routinely commit to one-time or ongoing trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience of trade spending patterns and that of the industry, current trends and forecasted data. While we believe our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations. We have accrued liabilities at the end of each period for the estimated trade spending programs. We recorded liabilities of approximately $1,401,000 and $2,427,000 for trade promotions at July 31, 2016 and 2015, respectively.

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

The discount rate is the rate assumed to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the pension benefits when due. The discount rate is subject to change each year. We refer to an applicable index and the expected duration of the benefit payments to select a discount rate at which we believe the benefits could be effectively settled. The discount rate was the single equivalent rate that would yield the same present value as the plan’s expected cash flows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve used in both fiscal years 2016 and 2015 was the Citigroup Pension Discount Curve. Our determination of pension expense or income is based on a market-related valuation of plan assets, which is the fair market value. Our expected rate of return on plan assets is determined based on asset allocations and historical experience. The expected long-term rate of inflation and risk premiums for the various asset categories are based on general historical returns and inflation rates. The target allocation of assets is used to develop a composite rate of return assumption. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

Trade Receivables. We recognize trade receivables when the risk of loss and title pass to the customer. We record an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk and analysis of facts and circumstances about specific accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We believe our allowance for doubtful accounts is reasonable; however, the unanticipated default by a customer with a material trade receivable could occur. We also record an estimated allowance for cash discounts offered in our payment terms to some customers. We recorded a total allowance for doubtful accounts and cash discounts of $753,000 and $761,000 at July 31, 2016 and 2015, respectively.

Inventories. We value inventories at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales divisions to ensure that both historical issues and new market trends are considered. The obsolescence reserve not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at July 31, 2016 and 2015 were $806,000 and $521,000, respectively.

Reclamation. During the normal course of our mining process we remove overburden and perform on-going reclamation activities. As overburden is removed from a mine site, it is hauled to a previously mined site and used to refill older sites. This process allows us to continuously reclaim older mine sites and dispose of overburden simultaneously, therefore minimizing the costs associated with the reclamation process. On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. As of July 31, 2016 and 2015, we have recorded an estimated net reclamation asset of $790,000 and $813,000, respectively, and a corresponding estimated reclamation liability of $1,771,000 as July 31, 2016 and $1,666,000 as of July 31, 2015. These values represent the discounted present value of the estimated future mining reclamation costs at the production plants. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge over the estimated useful lives of the mines.

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

Following our historical practice, we performed our annual intangible asset impairment analysis in the first quarter of fiscal year 2016 and no impairment was identified. We subsequently decided that it would be more practical to perform this testing in the fourth quarter, which is closer to our fiscal year-end. As such, in fiscal year 2016 we changed the date of our annual impairment analysis from the last day of our first quarter to the first day of our fourth quarter and no impairment was identified. We will perform our annual impairment testing in the fourth quarter of our fiscal year going forward and we will continue to consider the need to re-perform impairment testing throughout the year when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. We believe the change in impairment testing date is not a material change to our method of applying an accounting principle.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

We plan to adopt    Financial Accounting Standards Board (“FASB”) guidance under ASC 205, Presentation of Financial Statements - Going Concern, in the first quarter of fiscal year 2017. This guidance defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This pronouncement requires additional disclosures only and we do not expect a significant impact on our consolidated financial statements.

We also plan to adopt FASB guidance under ASC 835, Simplifying the Presentation of Debt Issuance Cost, in the first quarter of fiscal year 2017. Under this amendment, entities will no longer be able to recognize debt issuance costs as an asset in the balance sheet, but instead will be required to present debt issuance costs as a direct deduction from the carrying amount of the associated debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this pronouncement. We expect to reclassify for the first quarter of our fiscal year 2017 approximately $110,000 from Debt issuance costs to a direct deduction of Notes payable on the unaudited balance sheet as of October 31, 2016 that will be included in our quarterly report on Form 10-Q. Prior periods presented will also be restated accordingly.
A summary of all recently issued accounting standards is contained in Note 1 of Notes to Consolidated Financial Statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We believe that the market risk arising from holdings of our financial instruments is not material.

We are exposed to foreign currency fluctuation risk, primarily the U.S. Dollar relative to the British Pound, Euro, Canadian Dollar, Chinese Yuan Renminbi and the Brazilian Real, as related to our foreign subsidiaries, to certain accounts receivable, and to our ability to sell in foreign markets. We are subject to translation exposure of our foreign subsidiaries’ financial statements from local currencies to U.S. Dollars. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated net sales or net income. In addition, the portion of our consolidated accounts receivable denominated in foreign currencies has not been significant. Finally, foreign sales of our products may be influenced by the relative strength of the U.S. dollar compared to various other currencies, which makes our products relatively more or less expensive than our foreign competitors' products in local marketplaces. Foreign currency fluctuations had some bearing on our operating results in fiscal year 2015; however, historically the overall foreign currency fluctuation risk has not been material to our Consolidated Financial Statements. During fiscal year 2016, we did not enter into any hedge contracts in an attempt to offset any adverse effect of changes in currency exchange rates.

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

We are exposed to commodity price risk with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and, consistent with our past practice, we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. As of July 31, 2016, we have purchased natural gas contracts for approximately 7% of our planned kiln fuel needs for fiscal year 2017. All contracts are related to the normal course of business and no contracts are entered into for speculative purposes.

The tables below provide information about our natural gas purchase contracts, which are sensitive to changes in commodity prices. For the future contracts, the table presents the notional amounts in MMBTu's, the weighted average contract prices, and the total dollar contract amount which will mature by July 31, 2017. The Fair Value was determined using the most recent settle price for the Henry Hub Natural Gas Futures contract prices listed by the New York Mercantile Exchange on September 27, 2016.

	Commodity Price Sensitivity
	Natural Gas Future Contracts
	For the Year Ended July 31, 2017
	Expected Maturity	Fair Value
Natural Gas Future Volumes (MMBtu)	120,000	—
Weighted Average Price (Per MMBtu)	$2.33	—
Contracted Amount ($ U.S., in thousands)	$280	$353

Please also see Item 1A “Risk Factors” above for a discussion of these and other risks and uncertainties we face in our business.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	July 31,
	2016	2015
ASSETS	(in thousands)
Current Assets
Cash and cash equivalents	$18,629	$20,138
Short-term investments	10,184	2,190
Accounts receivable, less allowance of $753 and $761 in 2016 and 2015, respectively	30,386	31,466
Inventories	23,251	21,369
Deferred income taxes	3,884	2,468
Prepaid repairs expense	3,938	3,813
Prepaid expenses and other assets	901	1,199
Total Current Assets	91,173	82,643
Property, Plant and Equipment
Buildings and leasehold improvements	36,776	28,518
Machinery and equipment	137,479	127,399
Office furniture and equipment	10,986	10,689
Vehicles	13,108	12,330
Gross depreciable assets	198,349	178,936
Less accumulated depreciation and amortization	(137,314)	(129,929)
Net depreciable assets	61,035	49,007
Construction in progress	2,831	14,188
Land and mineral rights	16,845	16,460
Total Property, Plant and Equipment, Net	80,711	79,655
Other Assets
Goodwill	9,034	9,034
Trademarks and patents, net of accumulated amortization of $261 and $301 in 2016 and 2015, respectively	916	818
Debt issuance costs, net of accumulated amortization of $161 and $133 in 2016 and 2015, respectively	118	146
Customer list, net of accumulated amortization of $3,460 and $2,094 in 2016 and 2015, respectively	4,325	5,691
Deferred income taxes	12,754	6,031
Other	5,902	6,013
Total Other Assets	33,049	27,733
Total Assets	$204,933	$190,031

The accompanying notes are an integral part of the Consolidated Financial Statements.

	July 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS’ EQUITY	(in thousands)
Current Liabilities
Current maturities of notes payable	$3,083	$3,483
Accounts payable	6,635	7,428
Dividends payable	1,477	1,376
Accrued expenses
Salaries, wages and commissions	8,656	6,245
Trade promotions and advertising	2,855	2,721
Freight	1,579	1,874
Other	6,455	5,761
Total Current Liabilities	30,740	28,888
Noncurrent Liabilities
Notes payable	12,333	15,417
Deferred compensation	10,504	9,518
Pension and postretirement benefits	32,492	23,429
Other	3,313	2,251
Total Noncurrent Liabilities	58,642	50,615
Total Liabilities	89,382	79,503

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,982,243 shares in 2016 and 7,936,343 shares in 2015	798	794
Class B Stock, convertible, par value $.10 per share, issued 2,515,735 shares in 2016 and 2,389,735 shares in 2015	252	239
Additional paid-in capital	34,294	32,632
Retained earnings	149,945	142,095
Accumulated Other Comprehensive Loss
Pension and postretirement benefits	(13,867)	(8,975)
Cumulative translation adjustment	(155)	(270)
Total Accumulated Other Comprehensive Loss	(14,022)	(9,245)
Less treasury stock, at cost (2,912,953 Common and 324,741 Class B shares in 2016 and 2,932,796 Common and 324,741 Class B shares in 2015)	(55,716)	(55,987)
Total Stockholders’ Equity	115,551	110,528

Total Liabilities and Stockholders’ Equity	$204,933	$190,031

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2016	2015	2014
	(in thousands, except for per share data)

Net Sales	$262,313	$261,402	$266,313
Cost of Sales	(185,164)	(201,245)	(206,663)
Gross Profit	77,149	60,157	59,650
Selling, General and Administrative Expenses	(61,736)	(45,004)	(47,232)
Income from Operations	15,413	15,153	12,418
Other Income (Expense)
Interest income	29	13	23
Interest expense	(1,035)	(1,327)	(1,569)
Foreign exchange (loss) gain	(384)	(349)	35
Other, net	334	679	430
Total Other Expense, Net	(1,056)	(984)	(1,081)
Income Before Income Taxes	14,357	14,169	11,337
Income Taxes	(744)	(2,801)	(2,981)
Net Income	$13,613	$11,368	$8,356

Net Income Per Share
Basic Common	$2.04	$1.73	$1.27
Basic Class B Common	$1.53	$1.30	$0.96
Diluted Common	$1.87	$1.59	$1.17

Average Shares Outstanding
Basic Common	4,986	4,955	4,981
Basic Class B Common	2,050	2,019	2,001
Diluted Common	7,094	7,037	7,004

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended July 31,
	2016	2015	2014
	(in thousands)

Net Income	$13,613	$11,368	$8,356

Other Comprehensive (Loss) Income:
Unrealized (loss) gain on marketable securities	—	(114)	28
Pension and postretirement benefits (net of tax)	(4,892)	(343)	(3,024)
Cumulative translation adjustment	115	(525)	(232)
Other Comprehensive Loss	(4,777)	(982)	(3,228)
Comprehensive Income	$8,836	$10,386	$5,128

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares		(in thousands)
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, July 31, 2013	10,261,047	(3,239,308)	$1,026	$29,493	$132,750	$(55,296)	$(5,035)	$102,938
Net income			—	—	8,356	—	—	8,356
Other comprehensive loss			—	—	—	—	(3,228)	(3,228)
Dividends declared			—	—	(5,040)	—	—	(5,040)
Purchases of treasury stock		(2,584)	—	—	—	(87)	—	(87)
Net issuance of stock under long-term incentive plans	51,081	1,500	5	137	(27)	(21)	—	94
Share-based compensation			—	86	—	—	—	86
Amortization of restricted stock			—	1,189	—	—	—	1,189
Balance, July 31, 2014	10,312,128	(3,240,392)	$1,031	$30,905	$136,039	$(55,404)	$(8,263)	$104,308
Net income			—	—	11,368	—	—	11,368
Other comprehensive loss			—	—	—	—	(982)	(982)
Dividends declared			—	—	(5,312)	—	—	(5,312)
Purchases of treasury stock		(3,645)	—	—	—	(122)	—	(122)
Net issuance of stock under long-term incentive plans	13,950	(13,500)	2	508	—	(461)	—	49
Share-based compensation			—	77	—	—	—	77
Amortization of restricted stock			—	1,142	—	—	—	1,142
Balance, July 31, 2015	10,326,078	(3,257,537)	$1,033	$32,632	$142,095	$(55,987)	$(9,245)	$110,528
Net income			—	—	13,613	—	—	13,613
Other comprehensive loss			—	—	—	—	(4,777)	(4,777)
Dividends declared			—	—	(5,701)	—	—	(5,701)
Purchases of treasury stock		(607)	—	—	—	(18)	—	(18)
Net issuance of stock under long-term incentive plans	171,900	20,450	17	221	(62)	289	—	465
Share-based compensation			—	194	—	—	—	194
Amortization of restricted stock			—	1,247	—	—	—	1,247
Balance, July 31, 2016	10,497,978	(3,237,694)	$1,050	$34,294	$149,945	$(55,716)	$(14,022)	$115,551

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended July 31,
	2016	2015	2014
	(in thousands)
Cash Flows from Operating Activities
Net income	$13,613	$11,368	$8,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,192	11,994	10,396
Amortization of investment discounts	(10)	(1)	(2)
Non-cash stock compensation expense	1,247	1,142	1,189
Excess tax benefits for share-based payments	(194)	(77)	(86)
Deferred income taxes	(8,114)	(2,450)	284
Provision for bad debts and cash discounts	50	177	69
Loss on the sale of property, plant and equipment	331	191	452
Gain on sale of marketable securities	—	(105)	—
Life insurance benefits	—	(117)	—
(Increase) decrease in:
Accounts receivable	942	(646)	82
Inventories	(1,954)	3,114	(2,966)
Prepaid expenses	167	2,455	(1,988)
Other assets	(3)	(1,287)	(817)
Increase (decrease) in:
Accounts payable	(931)	571	187
Accrued expenses	2,746	(697)	(2,586)
Deferred compensation	986	251	698
Pension and postretirement benefits	4,171	814	2,887
Other liabilities	(68)	279	141
Total Adjustments	11,558	15,608	7,940
Net Cash Provided by Operating Activities	25,171	26,976	16,296
Cash Flows from Investing Activities
Capital expenditures	(10,684)	(15,859)	(18,566)
Proceeds from sale of property, plant and equipment	261	22	180
Acquisition of business	—	—	(12,876)
Restricted cash	—	129	(129)
Purchases of short-term investments	(45,198)	(2,890)	(10,391)
Dispositions of short-term investments	37,214	3,341	26,212
Proceeds from sale of marketable securities	—	108	—
Proceeds from life insurance	—	903	—
Net Cash Used in Investing Activities	(18,407)	(14,246)	(15,570)
Cash Flows from Financing Activities
Principal payments on notes payable	(3,484)	(3,500)	(3,500)
Dividends paid	(5,600)	(5,247)	(4,965)
Purchase of treasury stock	(18)	(122)	(87)
Proceeds from issuance of treasury stock	370	—	82
Proceeds from issuance of Common Stock	96	49	12
Excess tax benefits for share-based payments	194	77	86
Net Cash Used in Financing Activities	(8,442)	(8,743)	(8,372)
Effect of exchange rate changes on cash and cash equivalents	169	(79)	(159)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,509)	3,908	(7,805)
Cash and Cash Equivalents, Beginning of Year	20,138	16,230	24,035
Cash and Cash Equivalents, End of Year	$18,629	$20,138	$16,230

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year-Ended July 31,
	2016	2015	2014
	(in thousands)
Supplemental disclosure:
Cash paid for:
Interest, net of amounts capitalized	$622	$826	$1,078
Income taxes	$6,693	$2,339	$3,022
Noncash investing and financing activities:
Capital expenditures accrued, but not paid	$761	$223	$712
Cash dividends declared and accrued, but not paid	$1,477	$1,376	$1,311

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

MANAGEMENT USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For more information see Critical Accounting Policies and Estimates in Item 7 “Managements Discussion and Analysis of Financial Condition and Results of Operations.”

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments with maturities of three months or less.

SHORT-TERM INVESTMENTS

The table below shows the composition of short-term investments as of July 31 (in thousands):

	2016	2015
U.S. Treasury securities	$5,998	$—
Certificates of deposit	4,186	2,190
Short-term investments	$10,184	$2,190

Short-term investments have maturities of one year or less. We intend and have the ability to hold these investments to maturity; therefore, these investments are reported at amortized cost.

TRADE RECEIVABLES

We recognize trade receivables when the risk of loss and title pass to the customer. We record an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk and analysis of facts and circumstances about specific accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We retain outside collection agencies to facilitate our collection efforts. Past due status is determined based on contractual terms and customer payment history.

INVENTORIES

We value inventories at the lower of cost (first-in, first-out) or market. We recorded inventory obsolescence reserves of approximately $806,000 and $521,000 as of July 31, 2016 and 2015, respectively. The composition of inventories was as follows as of July 31 (in thousands):

	2016	2015
Finished goods	$14,032	$12,117
Packaging	4,672	4,735
Other	4,547	4,517
Inventories	$23,251	$21,369

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated to U.S. Dollars at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

INTANGIBLE ASSETS AND GOODWILL

We amortize most of our intangible assets on a straight-line basis over periods ranging from ten to 20 years. Our customer list intangible asset, related to the acquisition of certain assets of MFM, is amortized at an accelerated amortization rate in the earlier years to reflect the expected pattern of decline in the related benefits over time. Intangible amortization was $1,410,000 in fiscal year 2016 and $1,642,000 in fiscal year 2015. We have some intangible assets that were determined to have indefinite lives and are not amortized, specifically one acquired trademark recorded at $376,000.

Our estimated intangible amortization expense for the next five fiscal years is as follows (in thousands):

2017	$1,212
2018	$1,003
2019	$816
2020	$646
2021	$462

The weighted average amortization period of our intangible assets subject to amortization is as follows (in years):

Weighted Average Amortization Period
Trademarks and patents	11.5
Debt issuance costs	4.1
Customer list	7.3
Total intangible assets subject to amortization	7.3

We periodically review indefinite-lived intangibles and goodwill to assess for impairment. Our review is based on cash flow considerations and other approaches that require significant judgment with respect to volume, revenue, expenses and allocations. Impairment occurs when the carrying value exceeds the fair value. Much of our goodwill cannot be specifically assigned to one of our operating segments because of the shared nature of our production facilities; however, for purposes of our most recent impairment analysis we estimated the goodwill allocation and assigned $5,775,000 to the Retail and Wholesale Products Group and $3,259,000 to the Business to Business Products Group.

Our impairment analysis has historically been performed in the first quarter of the fiscal year; however, beginning in fiscal year 2016 we performed, and going forward we will perform, our annual impairment testing in the fourth quarter of our fiscal year. We will continue to consider the need to re-perform impairment testing throughout the year when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. We believe the change in impairment testing date is not a material change to our method of applying an accounting principle. There has been no impairment from this analysis for fiscal years 2016, 2015 or 2014.

OVERBURDEN REMOVAL AND MINING COSTS

We mine sorbent materials on property that we either own or lease as part of our overall operations. A significant part of our overall mining cost is incurred during the process of removing the overburden from the mine site, thus exposing the sorbent material used in a majority of our production processes. These stripping costs are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred. Stripping costs included in cost of sales were approximately $3,020,000, $2,939,000, and $4,179,000 for fiscal years 2016, 2015 and 2014, respectively. We defer and amortize the pre-production overburden removal costs associated with opening a new mine. No pre-production overburden removal costs were deferred in the last two fiscal years.

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral rights, including legal fees and drilling expenses, are also capitalized. The amount of land and mineral rights included in land on the Consolidated Balance Sheets were approximately $13,659,000 and $2,165,000, respectively, as of July 31, 2016 and $13,285,000 and $2,165,000, respectively, as of July 31, 2015. Pre-production development costs on new mines and any prepaid royalties that may be offset against future royalties due upon extraction of the mineral are also capitalized. No capitalized pre-production development costs were recorded in fiscal years 2016 and 2015. Prepaid royalties included in current prepaid expenses and in non-current other assets on the Consolidated Balance Sheets were approximately $1,103,000 and $1,068,000 as of July 31, 2016 and 2015, respectively.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are generally depreciated using the straight-line method over their estimated useful lives which are listed below. Depreciation expense was $10,782,000, $10,352,000 and $9,289,000 in fiscal years 2016, 2015 and 2014, respectively. Major improvements and betterments are capitalized, while maintenance and repairs that do not extend the useful life of the applicable assets are expensed as incurred. Interest expense may also be capitalized for assets that require a period of time to get them ready for their intended use. Capitalized interest in fiscal year 2016 was $72,000. There was no significant capitalized interest in fiscal years 2015 and 2014.

	Years
Buildings and leasehold improvements	3	-	39
Machinery and equipment
Packaging	2	-	20
Processing	2	-	25
Mining and other	3	-	15
Office furniture and equipment	2	-	12
Vehicles	3	-	15

Property, plant and equipment are carried at cost on the Consolidated Balance Sheets and are reviewed for possible impairment on an annual basis. We take into consideration idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. There was no impairment recorded in any of fiscal years 2016, 2015 or 2014.

TRADE PROMOTIONS

We routinely commit to one-time or ongoing trade promotion programs, primarily in our Retail and Wholesale Products Group. All such costs are netted against sales. We have accrued liabilities at the end of each period for the estimated expenses incurred but not yet paid for these programs. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. We use judgment for estimates to determine our trade spending liabilities. We rely on our historical experience of trade spending patterns and that of the industry, current trends and forecast data.

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

Advertising expenses were approximately $18,083,000, $5,154,000, and $8,886,000 in fiscal years 2016, 2015 and 2014, respectively. Advertising expense was significantly higher in fiscal year 2016 due to an integrated marketing campaign launched in March 2016 to promote our Cat's Pride Fresh & Light Ultimate Care lightweight cat litter.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents, short-term investments and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2016 and 2015. Short-term investments were certificates of deposits and treasury securities. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost on the Consolidated Balance Sheets, which approximated fair value. See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding the fair value of our financial instruments, including notes payable.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of sales and were approximately $41,301,000, $46,292,000 and $49,456,000 for fiscal years 2016, 2015 and 2014, respectively.

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

RESEARCH AND DEVELOPMENT

Research and development costs of approximately $3,025,000, $2,809,000 and $2,587,000 were charged to expense as incurred for fiscal years 2016, 2015 and 2014, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

In May 2014, the FASB issued guidance under ASC 606, Revenue from Contract with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. In March, April and May of 2016, the FASB issued amended guidance that further clarifies the principles for recognizing revenue. Transition options include either a full or modified retrospective approach and early adoption is permitted. The implementation date for this guidance was deferred and will now be effective at the beginning of our first quarter of fiscal year 2019. While we are still in the process of evaluating the financial statement impact of the adoption of this requirement, it is not currently expected to have a material impact on our Consolidated Financial Statements based on the types of products we sell and our arrangements with customers.

In August 2014, the FASB issued guidance under ASC 205, Presentation of Financial Statements - Going Concern, which defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. We plan to adopt this guidance in the first quarter of fiscal year 2017. This pronouncement requires additional disclosures only and we do not expect a significant impact on our consolidated financial statements.

In April 2015, the FASB issued guidance under ASC 835, Simplifying the Presentation of Debt Issuance Cost. Under this amendment, entities will no longer be able to recognize debt issuance costs as an asset in the balance sheet, but instead will be required to present debt issuance costs as a direct deduction from the carrying amount of the associated debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this pronouncement. We expect to reclassify for the first quarter of our fiscal year 2017 approximately $110,000 from Debt issuance costs to a direct deduction of Notes payable on the unaudited balance sheet as of October 31, 2016 that will be included in our quarterly report on Form 10-Q. Prior periods presented will also be restated accordingly.

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

In November 2015, the FASB issued guidance under ASC 740, Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This guidance is effective for our first quarter of fiscal year 2018 and early adoption is permitted. The guidance may be applied either prospectively or retrospectively to all periods presented. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements, but we do not expect a significant impact on our Consolidated Financial Statements.

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

In February 2016, the FASB issued guidance under ASC 842, Leases, which provides that, for leases with a term greater than 12 months, a lessee must recognize in the statement of financial position both a liability to make lease payments and an asset representing its right to use the underlying asset. Other requirements describe expense recognition, as well as financial statement presentation and disclosure. This guidance is effective for our first quarter of fiscal year 2020 using a modified retrospective approach, which includes a number of optional practical expedients. Early adoption is permitted. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.
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
In June 2016, the FASB issued guidance under ASC 326, Financial Instruments-Credit Losses, which requires companies to utilize an impairment model for most financial assets measured at amortized cost and certain other financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses. In addition, this new guidance changes the recognition method for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk, as well as additional disclosures. In general, this guidance will require modified retrospective adoption for all outstanding instruments that fall under this guidance. This guidance is effective for our first quarter of fiscal year 2021. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.
There have been no other accounting pronouncements issued but not yet adopted by us which are expected to have a material impact on our Consolidated Financial Statements.

NOTE 2 – ACQUISITION

On November 1, 2013, for $12,505,000 in cash we acquired certain assets of MFM, a company engaged in the manufacturing, marketing and distribution of primarily private label cat litter. This transaction qualified as a business combination for accounting purposes, therefore the assets acquired were recorded at their respective estimated fair values at the date of acquisition. The purchase price was allocated to: goodwill, all of which is related to our Retail and Wholesale Products Group segment and is deductible for tax purposes ($3,872,000); customer list intangible asset ($7,784,000); inventories ($664,000); equipment ($300,000); and other current assets ($130,000). We also recorded a contingent liability of $500,000 for the amount deposited in an escrow account, which represented our maximum obligation for expenses to prepare and sell the real property retained by MFM. In addition, we recorded a contingent receivable of $255,000, which represented the estimated amount we would receive upon the sale of the real property retained by MFM. During fiscal year 2015, we recorded net expense of $113,000 upon settlement of both the contingent liability and receivable. This expense is included in selling, general and administrative expenses on the Consolidated Statements of Operations for fiscal year 2015.

The summarized proforma financial information below presents the combined results of operations as if the acquisition of MFM had occurred as of August 1, 2012. MFM’s pre-acquisition results have been added to Oil-Dri’s historical results and include certain adjustments related to the acquisition, such as amortization of intangible assets and depreciation expense. These proforma results do not include any anticipated cost synergies and do not reflect the actual results of operations that would have been achieved, nor are they indicative of future results of operations. The following proforma results are presented for comparative purposes only for the twelve months ended July 31, 2014 (unaudited) (in thousands, except per share amounts):

2014
Proforma net sales	$271,279
Proforma net income	$7,834
Proforma net income per share - Basic Common	$1.19
Proforma net income per share - Basic Class B	$0.90
Proforma net income per share - Diluted	$1.11
The net sales for MFM-related customers after the acquisition that are included in our Consolidated Statements of Operations for fiscal 2014 were approximately $10,100,000. The amount of net income specifically attributed to these customers cannot be determined because MFM’s customers’ orders were fulfilled in our existing cat litter manufacturing plants and with our existing sales team and logistics processes.

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

				July 31,
				Assets
				2016	2015	2014
				(in thousands)
Business to Business Products				$61,007	$55,767	$53,823
Retail and Wholesale Products				91,626	96,043	95,712
Unallocated assets				52,300	38,221	36,669
Total Assets				$204,933	$190,031	$186,204

	Year Ended July 31,
	Net Sales			Income
	2016	2015	2014	2016	2015	2014
	(in thousands)
Business to Business Products	$96,444	$92,326	$94,286	$33,464	$29,406	$26,654
Retail and Wholesale Products	165,869	169,076	172,027	5,009	5,206	3,568
Total sales	$262,313	$261,402	$266,313
Corporate expenses				(23,060)	(19,459)	(17,804)
Income from operations				15,413	15,153	12,418
Total other expense, net				(1,056)	(984)	(1,081)
Income before income taxes				14,357	14,169	11,337
Income taxes				(744)	(2,801)	(2,981)
Net income				$13,613	$11,368	$8,356

The following is a summary by fiscal year of financial information by geographic region (in thousands):

	2016	2015	2014
Sales to unaffiliated customers by:
Domestic operations	$251,054	$250,377	$255,067
Foreign subsidiaries	$11,259	$11,025	$11,246
Sales or transfers between geographic areas:
Domestic operations	$5,723	$5,606	$4,285
Income (Loss) before income taxes:
Domestic operations	$15,129	$15,389	$12,209
Foreign subsidiaries	$(772)	$(1,220)	$(872)
Net Income (Loss):
Domestic operations	$14,574	$12,629	$9,064
Foreign subsidiaries	$(961)	$(1,261)	$(708)
Identifiable assets:
Domestic operations	$197,636	$182,269	$178,061
Foreign subsidiaries	$7,297	$7,762	$8,143

Sales to Walmart, our largest customer, are included in our Retail and Wholesale Products Group. The percentage of consolidated net sales and net accounts receivable attributed to Walmart are shown in the table below:

	2016	2015	2014
Net sales for the years ended July 31	19%	18%	19%
Net accounts receivable as of July 31	29%	27%	28%

There are no other customers with sales equal to or greater than 10% of our total sales.

NOTE 4 – NOTES PAYABLE

The composition of notes payable is as follows as of July 31 (in thousands):

	2016	2015
Senior notes payable in annual principal installments on August 1: $3,083 in each fiscal year 2016 through 2021. Interest is payable semiannually at an annual rate of 3.96%	$15,416	$18,500
Senior notes mature on October 15, 2015. Interest is payable semiannually at an annual rate of 5.89%	—	400
Total notes payable	15,416	18,900
Less current maturities of notes payable	(3,083)	(3,483)
Noncurrent notes payable	$12,333	$15,417

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

On December 4, 2014, we signed a fourth amendment to our credit agreement with BMO Harris, to extend the term to December 4, 2019. The new agreement provides for a $25,000,000 unsecured revolving credit agreement, including a maximum of $5,000,000 for foreign letters of credit. The remaining terms are substantially unchanged from our previous agreement with BMO Harris, including the provision that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At July 31, 2016, the variable rates would have been 3.50% for the BMO Harris’ prime-based rate or 1.70% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2016 and 2015, there were no outstanding borrowings under this credit agreement.

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

We were in compliance with all restrictive covenants and limitations at July 31, 2016.

The following is a schedule by fiscal year of future maturities of notes payable as of July 31, 2016 (in thousands):

2017	$3,083
2018	3,084
2019	3,083
2020	3,083
2021	3,083
$15,416

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

The following table summarizes our financial assets and liabilities that were reported at fair value by level within the fair value hierarchy (in thousands):

	Fair Value at July 31, 2016	Fair Value at July 31, 2015
	Level 1	Level 1
Assets
Cash equivalents	$7,626	$9,297

Cash equivalents are classified as Level 1 of the fair value hierarchy because they were valued using quoted market prices in active markets. These cash instruments are primarily money market funds. This amount is included in cash and cash equivalents on the Consolidated Balance Sheets.

Short-term investments on the Consolidated Balance Sheets include certificates of deposit and treasury securities. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost on the Consolidated Balance Sheets, which approximated fair value as of July 31, 2016 and 2015. These balances are excluded from the above table.

Accounts receivable and accounts payable balances on the Consolidated Balance Sheets approximate their fair values at July 31, 2016 and 2015 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

Notes payable on the Consolidated Balance Sheets are carried at the face amount of future maturities and are excluded from the above table. The estimated fair value of notes payable was approximately $16,651,000 as of July 31, 2016 and $20,476,000 as of July 31, 2015. Our debt does not trade on a daily basis in an active market, therefore the fair value of notes payable was estimated based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

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

NOTE 6 – INCOME TAXES

The provision for income tax expense (benefit) by fiscal year consists of the following (in thousands):

	2016	2015	2014
Current
Federal	$3,298	$4,296	$1,267
Foreign	15	(40)	63
State	1,051	1,081	308
Current Income Tax Total	4,364	5,337	1,638
Deferred
Federal	(3,277)	(2,242)	1,381
Foreign	174	68	(215)
State	(517)	(362)	177
Deferred Income Tax Total	(3,620)	(2,536)	1,343
Total Income Tax Expense	$744	$2,801	$2,981
Principal reasons for variations between the statutory federal rate and the effective rates by fiscal year were as follows:

	2016	2015	2014
U.S. federal income tax rate	35.0%	35.0%	34.0%
Depletion deductions allowed for mining	(13.8)	(9.5)	(12.2)
State income tax expense, net of federal tax expense	2.5	3.4	2.8
Difference in effective tax rate of foreign subsidiaries	1.2	2.2	0.9
Empowerment zone credits	—	—	(0.5)
Valuation allowance (decrease) increase	(11.7)	(11.7)	3.2
Change in federal tax rate applied to deferred tax assets and liabilities	(2.5)	—	—
Deduction for domestic production activities	(2.7)	(1.8)	(1.4)
Other	(2.8)	2.2	(0.5)
Effective income tax rate	5.2%	19.8%	26.3%

The Consolidated Balance Sheets included the following tax effects of cumulative temporary differences as of July 31 (in thousands):

`

	2016		2015
	Assets	Liabilities	Assets	Liabilities
Depreciation	$—	$5,924	$—	$6,749
Deferred compensation	4,684	—	3,936	—
Postretirement benefits	11,935	—	8,242	—
Allowance for doubtful accounts	172	—	237	—
Deferred marketing expenses	365	—	—	19
Other assets	923	—	41	—
Accrued expenses	3,100	—	1,949	—
Tax credits	1,060	—	1,545	—
Amortization	216	—	37	—
Inventories	247	—	512	—
Depletion	—	476	—	473
Stock-based compensation	252	—	162	—
Reclamation	364	—	283	—
Other assets – foreign	890	—	1,006	—
Valuation allowance	(1,170)	—	(2,210)	—
Total deferred taxes	$23,038	$6,400	$15,740	$7,241

The increase in deferred taxes related to postretirement benefits was driven by a higher liability for these obligations. See Note 9 of the Notes to the Consolidated Financial Statements for further information about the assumptions used for the actuarial calculation of the postretirement benefits liability, including the lower discount rate used for fiscal 2016.

We estimate we will use approximately $1,000,000 of our domestic AMT credit carryforwards in fiscal year 2016. We utilized $1,178,000 of our domestic AMT credit carryforwards for fiscal year 2015 and in fiscal year 2014 we added approximately $693,000 to our domestic AMT credit carryforwards. We maintain valuation allowances where it is likely that all or a portion of a deferred tax asset will not be realized. We determined during the fourth quarter of fiscal year 2016, that we expect to fully utilize our deferred tax asset for domestic AMT credits in future years. Therefore, we concluded it was appropriate to release the full $1,680,000 valuation allowance that had been established in prior years for this tax benefit, which resulted in a lower effective federal income tax rate. This decision was based on our current year's improved gross margin and the belief that we will continue to achieve margin and profitability levels in the future that will allow us to use the AMT credits.

As of July 31, 2016, we had total deferred tax assets of $1,170,000 for foreign net operating loss carryforwards and domestic state tax credits. We believe it is more likely than not that we will not realize these tax benefits; therefore, a valuation allowance has been established for the full amount of these deferred tax assets.

Our foreign subsidiaries in the United Kingdom and China have not generated any untaxed foreign income, therefore we have not provided for any related income taxes.

We had no liability for unrecognized tax benefits (“UTBs”) based on tax positions related to the current and prior fiscal years and, correspondingly, no related interest and penalties were recognized as income tax expense and there were no accruals for such items in fiscal 2016 .

Reconciliations of the beginning and ending amount of UTBs by fiscal year were as follows (in thousands):

	2016	2015	2014
Gross balance – beginning of year	$—	$—	$273
Gross decreases - tax positions from prior years	—	—	(273)
Gross balance – end of year	$—	$—	$—

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Our federal income tax return for fiscal year 2013 was under examination as of July 31, 2016 and returns for fiscal years 2014 and 2015 remain open for examination. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are no material open or unsettled state, local or foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

Our authorized capital stock at July 31, 2016 and 2015 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share. There are no Class A Common Stock shares currently outstanding.

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

Our Board of Directors has authorized in the aggregate the repurchase of 3,666,771 shares of the Company stock since fiscal year 1991. Through fiscal year-end 2016, 3,019,169 shares of Common Stock and 342,241 shares of Class B Stock have been repurchased under the Board approved repurchase authorizations. Common Stock was repurchased by other transactions authorized by management prior to the adoption of the Board’s repurchase authorizations.

Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive income by component (in thousands):

	Unrealized Gain on Marketable Securities		Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2014	$114		$(8,632)		$255	(8,263)
Other comprehensive (loss) income before reclassifications, net of tax	(9)		(730)	b)	(525)	(1,264)
Amounts reclassified from accumulated other comprehensive income, net of tax	(105)	a)	387	c)	—	282
Net current-period other comprehensive (loss) income , net of tax	(114)		(343)		(525)	(982)
Balance as of July 31, 2015	$—		$(8,975)		$(270)	$(9,245)
Other comprehensive (loss) income before reclassifications, net of tax	—		(5,501)	b)	115	(5,386)
Amounts reclassified from accumulated other comprehensive income, net of tax	—		609	c)	—	609
Net current-period other comprehensive (loss) income, net of tax	—		(4,892)		115	(4,777)
Balance as of July 31, 2016	$—		$(13,867)		$(155)	$(14,022)

a)	Amount is included in the Consolidated Statements of Operations on the Other, net line item. The cost of the related securities was based on specific identification.

b)	Amounts are net of taxes of $3,372,000 and $447,000 in fiscal years 2016 and 2015, respectively. and are included in Other Comprehensive Loss.

c)
Amounts are net of taxes of $374,000 and $239,000 in fiscal years 2016 and 2015, respectively. Amounts are included in the components of net periodic benefit cost for the pension and postretirement health plans.

See Note 9 of the Notes to the Consolidated Financial Statements for further information about pension and postretirement health benefits.

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

STOCK OPTIONS

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500. Stock options have been granted to our outside directors with a vesting period of one year and stock options granted to employees generally vest 25% two years after the grant date and in each of the three following anniversaries of the grant date. In addition, shares of restricted stock have been issued under the 2006 Plan as described in the restricted stock section below. As of July 31, 2016, there were 375,954 shares available for future grants under this plan.

Our 1995 Long Term Incentive Plan (“1995 Plan”) provided for grants of both incentive and non-qualified stock options and restricted stock. Stock options granted under the 1995 Plan generally vest 25% two years after the grant date and in each of the three following anniversaries of the grant date. All shares of stock issued upon option exercises under this plan were from authorized but unissued stock; all shares of restricted stock issued were from treasury stock. All remaining outstanding options were exercised during fiscal year 2014 and there were no shares available for future grants under this plan as of July 31, 2016.

The Oil-Dri Corporation of America Outside Director Stock Plan (the “Directors’ Plan”) provided for grants of stock options to directors. Stock options were granted to our directors with a one year vesting period. All remaining outstanding options were exercised during fiscal year 2014 and there were no shares available for future grants under this plan as of July 31, 2016. All shares of stock issued under the Directors’ Plan were from treasury stock.

A summary of stock option transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding and exercisable at July 31, 2013	60	$14.25	2.3	$1,059
Exercised	(8)	$12.47		$151
Forfeited	(8)	$9.43
Options outstanding and exercisable at July 31, 2014	44	$15.43	1.9	$611
Exercised	(3)	$15.37		$45
Options outstanding and exercisable at July 31, 2015	41	$15.43	0.9	$447
Exercised	(31)	$14.93		$469
Options outstanding and exercisable at July 31, 2016	10	$17.00	0.3	$205

The amount of cash received from the exercise of options during fiscal year 2016 was $467,000 and the related tax benefit was $178,000. The amount of cash received from the exercise of options during fiscal year 2015 was $50,000 and the related tax benefit was $9,000. The amount of cash received from the exercise of options during fiscal year 2014 was $93,000 and the related tax benefit was $39,000.

As of July 31, 2016, we have one stock option grant outstanding and exercisable for 10,000 shares with the exercise price and remaining contractual term as shown in the table above.

We recognized the related compensation expense over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service to us. We recognized no stock-based compensation expense related to stock options during fiscal years 2016, 2015 and 2014. As of July 31, 2016, 2015 and 2014 we had no unamortized expense associated with outstanding stock options.

RESTRICTED STOCK

All of our non-vested restricted stock as of July 31, 2016 was issued under the 2006 Plan with vesting periods from two to five years.

A summary of restricted stock transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Unamortized Expense (in thousands)
Non-vested restricted stock outstanding at July 31, 2013	117	$22.24	2.1	$1,824
Granted	51	$34.18
Vested	(40)	$21.50
Forfeited	(6)	$25.41
Non-vested restricted stock outstanding at July 31, 2014	122	$27.31	2.4	$2,226
Granted	11	$28.68
Vested	(45)	$23.16
Forfeited	(14)	$34.05
Non-vested restricted stock outstanding at July 31, 2015	74	$28.83	2.1	$931
Granted	166	$28.62
Vested	(41)	$26.46
Forfeited	(5)	$31.56
Non-vested restricted stock outstanding at July 31, 2016	194	$29.09	3.8	$4,282

We recognized stock-based compensation related to restricted stock of $773,000, $916,000 and $880,000, net of related tax effect, in fiscal years 2016, 2015 and 2014, respectively. The total restricted stock compensation related tax benefit was $474,000, $226,000 and $309,000 in fiscal years 2016, 2015 and 2014, respectively.

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

We also maintain a 401(k) savings plan under which we match a portion of employee contributions. This plan is available to essentially all domestic employees following a specific number of days of employment. Our contributions to this plan, and to similar plans maintained by our foreign subsidiaries, were $685,000, $683,000 and $814,000 for fiscal years 2016, 2015 and 2014, respectively.

Obligations and Funded Status

The following tables provide a reconciliation of changes in the plans’ benefit obligations, assets’ fair values and funded status by fiscal year (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation, beginning of year	$46,749	$44,367	$2,362	$2,770
Service cost	1,502	1,606	93	133
Interest cost	1,928	1,855	82	106
Actuarial loss (gain)	6,304	96	413	(622)
Benefits paid	(1,359)	(1,175)	(204)	(25)
Benefit obligation, end of year	55,124	46,749	2,746	2,362

Change in plan assets:
Fair value of plan assets, beginning of year	25,593	24,804	—	—
Actual return on plan assets	(234)	174	—	—
Employer contribution	1,264	1,790	204	25
Benefits paid	(1,359)	(1,175)	(204)	(25)
Fair value of plan assets, end of year	25,264	25,593	—	—
Funded status, recorded in Consolidated Balance Sheets	$(29,860)	$(21,156)	$(2,746)	$(2,362)

The accumulated benefit obligation for the Pension Plan was $48,981,000 as of July 31, 2016 and $41,501,000 as of July 31, 2015.

The following table shows amounts recognized in the Consolidated Balance Sheets as of July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2016	2015	2016	2015
Deferred income taxes	$10,894	$7,376	$1,041	$866
Other current liabilities	$—	$—	$(114)	$(89)
Other noncurrent liabilities	$(29,860)	$(21,156)	$(2,632)	$(2,273)
Accumulated other comprehensive loss (income) –net of tax:
Net actuarial loss	$13,546	$8,909	$348	$92
Prior service cost (income)	$4	$9	$(31)	$(35)

Benefit Costs and Amortizations

The following table shows the components of the net periodic pension and postretirement health benefit costs by fiscal year (in thousands):

	Pension Cost			Postretirement Health Benefit Cost
	2016	2015	2014	2016	2015	2014
Service cost	$1,502	$1,606	$1,425	$93	$133	$111
Interest cost	1,928	1,855	1,761	82	106	110
Expected return on plan assets	(1,923)	(1,877)	(1,715)	—	—	—
Amortization of:
Net transition obligation	—	—	—	—	1	16
Prior service costs (income)	8	10	13	(6)	(6)	(6)
Other actuarial loss	981	584	343	—	37	24
Net periodic benefit cost	$2,496	$2,178	$1,827	$169	$271	$255

The following table shows amounts, net of tax, that are recognized in other comprehensive income by fiscal year (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2016	2015	2016	2015
Net actuarial loss (gain)	$5,245	$1,115	$256	$(385)
Amortization of:
Prior service (cost) income	(5)	(6)	4	4
Net transition obligation	—	—	—	(1)
Amortization of actuarial loss	(608)	(361)	—	(23)
Total recognized in other comprehensive loss (income)	$4,632	$748	$260	$(405)

The following table shows amortization amounts, net of tax, expected to be recognized in fiscal year 2017 in accumulated other comprehensive income (in thousands):

Amortization of:	Pension Benefits	Postretirement Health Benefits
Net actuarial loss	$1,063	$16
Prior service cost (income)	2	(4)
Total to be recognized as other comprehensive loss	$1,065	$12

Cash Flows

We have funded the Pension Plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We expect to contribute approximately $1,475,000 in fiscal year 2017.

The postretirement health plan is an unfunded plan. Our policy is to pay insurance premiums and claims from our assets.

The following table shows the estimated future benefit payments by fiscal year (in thousands):

	Pension Benefits	Postretirement Health Benefits
2017	$1,389	$114
2018	$1,477	$72
2019	$1,561	$88
2020	$1,575	$128
2021	$1,664	$157
2022-26	$9,895	$1,161

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

	Pension Benefits		Postretirement Health Benefits
	2016	2015	2016	2015
Discount rate for net periodic benefit costs	4.22%	4.28%	3.51%	3.87%
Discount rate for year-end obligations	3.36%	4.22%	2.71%	3.51%
Rate of increase in compensation levels for net periodic benefit costs	3.50%	3.50%	—	—
Rate of increase in compensation levels for year-end obligations	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—

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

For fiscal year 2016, the medical cost trend assumption used for the postretirement health benefit cost was 7.0%. The graded trend rate is expected to decrease to an ultimate rate of 4.0% in fiscal year 2035.

The following table reflects the effect on postretirement health costs and accruals in fiscal year 2016 of a one-percentage point change in the assumed health care cost trend (in thousands):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost	$23	$(20)
Effect on accumulated postretirement benefit obligation	$293	$(258)

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

We measure and monitor the plan’s asset investment performance and the allocation of assets through quarterly investment portfolio reviews. Investment performance is measured by absolute returns, returns relative to benchmark indices and any other appropriate basis of comparison. The targeted allocation percentages of plan assets is shown below for fiscal year 2017 and the actual allocation as of July 31:

Asset Allocation	Target fiscal 2017	2016	2015
Cash and accrued income	2%	—%	12%
Fixed income	38%	47%	29%
Equity	60%	53%	59%

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets carried at fair value (in thousands):

	Fair Value At July 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Asset Class
Cash and cash equivalents(a)	$48	$48	$—
Equity securities(b):
U.S. companies	8,132	4,604	3,528
International companies	1,946	1,946	—
Equity securities - international mutual funds:
Developed market(c)	3,258	—	3,258
Fixed Income:
U.S. Treasuries	2,244	—	2,244
Bonds(f)	5,692	—	5,692
Government sponsored entities(h)	2,894	—	2,894
Money market fund(j)	1,050	—	1,050
Total	$25,264	$6,598	$18,666

	Fair Value At July 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Asset Class
Cash and cash equivalents(a)	$2,678	$2,678	$—
Equity securities(b):
U.S. companies	9,141	9,119	22
International companies	3,178	3,178	—
Equity securities - international mutual funds:
Developed market(c)	1,289	—	1,289
Emerging markets(d)	331	—	331
Commodities(e)	267	—	267
Fixed Income:
U.S. Treasuries	3,923	—	3,923
Bonds(f)	1,751	—	1,751
Floating rate debt(g)	855	—	855
Government sponsored entities(h)	292	—	292
Multi-strategy bond fund(i)	895	—	895
Other(k)	993	—	993
Total	$25,593	$14,975	$10,618

(a)	Cash and cash equivalents consists of highly liquid investments which are traded in active markets.

(b)	This class represents equities traded on regulated exchanges, as well as funds that invest in a portfolio of such stocks.

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

(f)	This class includes bonds of U.S. and non-U.S. corporate issuers from diverse industries and bonds of foreign municipalities.

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

(h)
This class represents a beneficial ownership interest in a pool of single-family residential mortgage loans. These investments are generally not backed by the full faith and credit of the United States government, except for securities valued for $803,776 in our portfolio.

(i)
This class invests at least 80% of its net assets in bonds and other fixed income instruments issued by governmental or private-sector entities. More than 50% of its net assets are invested in mortgage-backed securities. The fund may invest up to 33 1/3% of its net assets in high-yield bonds, bank loans and assignments and credit default swaps.

(j)
These money market mutual funds seek to provide current income consistent with liquidity and stability of principal by investing in a diversified portfolio of high quality, short-term, dollar-denominated debt securities. These funds may include securities issued or guaranteed as to principal and interest by the U.S. government or its agencies, short-term securities issued by domestic or foreign banks, domestic and dollar-denominated foreign commercial papers, and other short-term corporate obligations and obligations issued or guaranteed by one or more foreign governments.

(k)
This class seeks long-term positive returns by employing a number of arbitrage and alternative investment strategies. The portfolio of instruments may include equities, convertible securities, debt securities, warrants, options, swaps, future contracts, forwards or other types of derivative instruments.

NOTE 10 – DEFERRED COMPENSATION

Oil-Dri's deferred compensation plans permit directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. Participants have deferred $483,000 and $318,000 into these plans in fiscal years 2016 and 2015, respectively. We recorded $438,000 and $428,000 of interest expense associated with these plans in fiscal years 2016 and 2015, respectively. Payments to participants were $570,000 and $450,000 in fiscal years 2016 and 2015, respectively, and the total liability recorded for deferred compensation was $9,117,000 and $8,623,000 at July 31, 2016 and 2015, respectively.

The Oil-Dri Corporation of America Annual Incentive Plan provides certain executives with the opportunity to receive a deferred executive bonus award if certain financial goals are met. A total of $763,000 was awarded to certain executives for fiscal year 2016 and will vest and accrue interest over a three-year period. Financial targets under the provisions of the plan were not achieved to merit an award for fiscal year 2015.

Both of the above deferred compensation plans are unfunded. We fund these benefits when payments are made, and the timing and amount of the payments are determined according to the plans' provisions and, for certain plans, according to individual employee agreements.

The Oil-Dri Corporation of America SERP provides certain retired participants in the Pension Plan with the amount of benefits that would have been provided under the Pension Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”), and/or (2) the limitation on compensation for purposes of calculating benefits under the Pension Plan imposed by Section 401(a)(17) of the Code. The SERP liability is actuarially determined at the end of each fiscal year using assumptions similar to those used for the Pension Plan, see Note 9 of the Notes to the Consolidated Financial Statements. The SERP liability recorded at July 31, 2016 was $1,968,000, which was higher than the $1,433,000 liability recorded at July 31, 2015 due primarily to a decrease in the discount rate. We recorded expense related to the SERP of $535,000 in fiscal year 2016 and $178,000 in fiscal year 2015. The SERP is unfunded and we will fund benefits when payments are made.

NOTE 11 – OTHER CONTINGENCIES

We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows. See Item 3 “Legal Proceedings” for more information about specific legal matters related to our patents.

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

The following is a schedule by fiscal year of future minimum rent requirements under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 31, 2016 (in thousands):

2017	$1,530
2018	$1,366
2019	$1,096
2020	$847
2021	$728
Later years	$9,166

The following schedule shows the composition of total rent expense by fiscal year for all operating leases, including those with terms of one month or less which were not renewed (in thousands):

	2016	2015	2014
Vehicles and Railcars	$1,439	$1,559	$1,818
Office facilities	945	928	890
Warehouse facilities	419	311	235
Mining properties:
Minimum	124	123	292
Contingent (1)	239	239	162
Other	61	46	108
	$3,227	$3,206	$3,505
(1) Contingent mining royalty payments are determined based on the tons of raw clay mined.

As of July 31, 2014, we had a capital lease for three pieces of equipment used at our manufacturing facilities. All scheduled lease payments had been made as of the 2014 fiscal year-end and the remaining obligation of $1,330,000, which was included in other accrued expenses on the Consolidated Balance Sheets, represented the purchase option price to obtain title to the equipment, which we paid in fiscal year 2015. As of July 31, 2014, the assets under capital lease were included on the Consolidated Balance Sheets in machinery and equipment for $1,523,000, and in accumulated depreciation and amortization for $32,000. Depreciation expense related to these assets was included in cost of sales on the fiscal year 2014 Consolidated Statements of Operations. There were no capital leases during fiscal years 2016 or 2015.

NOTE 13 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected information for fiscal years 2016 and 2015 is as follows (in thousands, except for per share amounts):

	Fiscal Year 2016 Quarter Ended
	October 31	January 31	April 30	July 31	Fiscal 2016
Net Sales	$67,795	$65,367	$64,235	$64,916	$262,313
Gross Profit	$20,653	$19,062	$18,568	$18,866	$77,149
Net Income (Loss)	$5,423	$3,821	$(892)	$5,261	$13,613
Net Income Per Share
Basic Common	$0.82	$0.57	$(0.14)	$0.78	$2.04
Basic Class B Common	$0.61	$0.43	$(0.10)	$0.59	$1.53
Diluted Common	$0.75	$0.53	$(0.13)	$0.72	$1.87
Dividends Per Share
Common	$0.2100	$0.2100	$0.2100	$0.2200	$0.8500
Class B Common	$0.1575	$0.1575	$0.1575	$0.1650	$0.6375
Common Stock Price Range
High	$31.61	$38.92	$38.43	$37.67
Low	$21.65	$28.42	$32.24	$29.89

	Fiscal Year 2015 Quarter Ended
	October 31	January 31	April 30	July 31	Fiscal 2015
Net Sales	$66,044	$64,643	$65,196	$65,519	$261,402
Gross Profit	$13,769	$15,233	$14,433	$16,722	$60,157
Net Income	$2,120	$2,797	$1,385	$5,066	$11,368
Net Income Per Share
Basic Common	$0.32	$0.43	$0.21	$0.77	$1.73
Basic Class B Common	$0.24	$0.32	$0.16	$0.58	$1.30
Diluted Common	$0.30	$0.39	$0.19	$0.71	$1.59
Dividends Per Share
Common	$0.2000	$0.2000	$0.2000	$0.2100	$0.8100
Class B Common	$0.1500	$0.1500	$0.1500	$0.1575	$0.6075
Common Stock Price Range
High	$31.30	$32.93	$34.19	$33.44
Low	$24.02	$26.60	$28.30	$25.92

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal controls over financial reporting as of July 31, 2016 have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Oil-Dri Corporation of America

We have audited the accompanying consolidated balance sheets of Oil-Dri Corporation of America (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of July 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oil-Dri Corporation of America and subsidiaries as of July 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP

Chicago, Illinois
October 7, 2016

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except as set forth below) is contained in Oil-Dri’s Proxy Statement for its 2016 annual meeting of stockholders under the captions “1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Audit Committee” and “Corporate Governance Matters” and is incorporated herein by this reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2016 annual meeting of stockholders under the captions “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors,” “Director Compensation,” “Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2016 annual meeting of stockholders under the captions “Principal Stockholders,” “Security Ownership of Management” and “Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2016 annual meeting of stockholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2016 annual meeting of stockholders under the caption “Auditor Fees” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements are contained herein.

Consolidated Balance Sheets as of July 31, 2016 and July 31, 2015.

Consolidated Statements of Operations for the fiscal years ended July 31, 2016, July 31, 2015 and July 31, 2014.

Consolidated Statements of Comprehensive Income for the fiscal years ended July 31, 2016, July 31, 2015 and July 31, 2014.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended July 31, 2016, July 31, 2015 and July 31, 2014.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2016, July 31, 2015 and July 31, 2014.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2016, July 31, 2015 and July 31, 2014.

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

10.1
Memorandum of Agreement #1450 “Fresh Step“® dated as of March 12, 2001 between A&M Products Manufacturing Company and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).
Incorporated by reference to Exhibit 10(s) to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on May 1, 2001.

10.2	First Amendment, dated as of December 13, 2002, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

Exhibit
No.	Description	SEC Document Reference
10.3	Second Amendment, dated as of October 15, 2007, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001 (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2007.

10.4	Third Amendment, dated as of May 27, 2016, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001 (confidential treatment of certain portions of this exhibit have been requested).	Filed herewith.

10.5	Exclusive Supply Agreement dated May 19, 1999 between Church & Dwight Co., Inc. and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit (10)(r) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

10.6	$15,000,000 Credit Agreement, dated January 27, 2006 among the Company, certain subsidiaries of the Company and Harris N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.7	First Amendment, dated as of December 19, 2008 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.8	Second Amendment, dated as of December 21, 2011 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 28, 2011.

10.9	Third Amendment, dated as of June 21, 2012 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.10	Fourth Amendment, dated as of December 4, 2014 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2014.

10.11	$15,000,000 Note Agreement dated as of December 16, 2005 among the Company, The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 22, 2005.

10.12	First Amendment, dated as of July 12, 2006 to Note Agreement dated as of December 16, 2005.	Incorporated by reference to Exhibit 10.9 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

10.13
$18,500,000 Note Agreement dated as of November 12, 2010 among Oil-Dri Corporation of America, The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota.
Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2010.

Exhibit
No.	Description	SEC Document Reference
10.14	Description of 1987 Executive Deferred Compensation Program.*	Incorporated by reference to Exhibit (10)(f) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

10.15	Salary Continuation Agreement dated August 1, l989 between Richard M. Jaffee and Oil-Dri (“1989 Agreement”).*	Incorporated by reference to Exhibit (10)(g) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

10.16	Extension and Amendment, dated October 9, 1998, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

10.17	Second Amendment, effective October 31, 2000, to the 1989 Agreement.*	Incorporated by reference to Exhibit 99.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 13, 2000.

10.18	Third Amendment, dated as of January 31, 2006, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 13, 2006.

10.19	Fourth Amendment, dated as of October 14, 2010, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on October 14, 2010.

10.20	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.21	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.22	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.23	Oil-Dri Corporation of America 1995 Long-Term Incentive Plan as amended and restated effective June 9, 2000.*	Incorporated by reference to Exhibit (10)(k) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.24	Supplemental Executive Retirement Plan dated April 1, 2003.*	Incorporated by reference to Exhibit (10)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.25	Oil-Dri Corporation of America Outside Director Stock Plan as amended and restated effective October 16, 1999.*	Incorporated by reference to Exhibit (10)(n) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.26	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

Exhibit
No.	Description	SEC Document Reference
10.27	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.28	Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

10.29	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.30	Second Amendment, effective as of October 15, 2015, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as previously amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 28, 2015.

10.31	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.32	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.33	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.34	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.35	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.36	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.37	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.38	Letter Agreement, dated as of April 23, 2015, between Oil-Dri Corporation of America and Paul D. Ziemnisky, Jr.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.

11.1	Statement re: Computation of Net Income Per Share.	Filed herewith.

Exhibit
No.	Description	SEC Document Reference
14.1	Code of Ethics
Available at Oil-Dri’s website at www.oildri.com or in print upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, IL 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.

21.1	Subsidiaries of Oil-Dri Corporation of America	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosure	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oil-Dri has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

By	/s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer, Director

Dated: October 7, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Richard M. Jaffee	October 7, 2016
Richard M. Jaffee
Chairman of the Board of Directors

/s/ Daniel S. Jaffee	October 7, 2016
Daniel S. Jaffee
President and Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Daniel T. Smith	October 7, 2016
Daniel T. Smith
Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Paula J. Krystopolski	October 7, 2016
Paula J. Krystopolski
Corporate Controller
(Controller)

/s/ J. Steven Cole	October 7, 2016
J. Steven Cole
Director

/s/ Joseph C. Miller	October 7, 2016
Joseph C. Miller
Vice Chairman of the Board of Directors

/s/ Michael A. Nemeroff	October 7, 2016
Michael A. Nemeroff
Director

/s/ Allan H. Selig	October 7, 2016
Allan H. Selig
Director

/s/ Paul E. Suckow	October 7, 2016
Paul E. Suckow
Director

/s/ Lawrence E. Washow	October 7, 2016
Lawrence E. Washow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2016	2015	2014
	(in thousands)
Allowance for doubtful accounts and cash discounts:
Balance, beginning of year	$761	$707	$641
Additions	49	169	69
Deductions*	(57)	(115)	(3)
Balance, end of year	$753	$761	$707

* Net of recoveries.

Valuation reserve for income taxes:
Balance, beginning of year	$2,210	$3,459	$3,205
Additions charged to expense	(1,040)	(1,249)	254
Balance, end of year	$1,170	$2,210	$3,459

EXHIBITS

Exhibit No.	Description
10.4	Third Amendment, dated as of May 27, 2016, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001 (confidential treatment of certain portions of this exhibit has been requested).

11.1	Statement Re: Computation of Net Income Per Share

21.1	Subsidiaries of Oil-Dri Corporation of America

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications by Daniel S. Jaffee, President and Chief Executive Officer and Daniel T. Smith, Vice President and Chief Financial Officer, required by Rule 13a-14(a)

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101.INS	XBRL Taxonomy Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Note:
Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.