Form 10-Q
period 2016-10-31
OIL DRI CORP OF AMERICA
filed 2016-12-08
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended October 31, 2016
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2016.

Common Stock – 5,080,689 Shares and Class B Stock – 2,188,771 Shares

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

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including those described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

Cat’s Pride, Fresh & Light, Fresh & Light Ultimate Care and Oil-Dri are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	October 31, 2016	July 31, 2016
Current Assets
Cash and cash equivalents	$15,991	$18,629
Short-term investments	5,359	10,184
Accounts receivable, less allowance of $801 and $753 at October 31, 2016 and July 31, 2016, respectively	30,971	30,386
Inventories	23,567	23,251
Deferred income taxes	3,884	3,884
Prepaid repairs expense	4,235	3,938
Prepaid expenses and other assets	1,992	901
Total Current Assets	85,999	91,173

Property, Plant and Equipment
Cost	221,164	218,025
Less accumulated depreciation and amortization	(139,476)	(137,314)
Total Property, Plant and Equipment, Net	81,688	80,711

Other Assets
Goodwill	9,034	9,034
Trademarks and patents, net of accumulated amortization of $269 and $261 at October 31, 2016 and July 31, 2016, respectively	979	916
Customer list, net of accumulated amortization of $3,745 and $3,460 at October 31, 2016 and July 31, 2016, respectively	4,040	4,325
Deferred income taxes	12,387	12,754
Other	5,940	5,902
Total Other Assets	32,380	32,931

Total Assets	$200,067	$204,815

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	October 31, 2016	July 31, 2016
Current Liabilities
Current maturities of notes payable	$3,083	$3,083
Accounts payable	6,910	6,635
Dividends payable	1,479	1,477
Accrued expenses:
Salaries, wages and commissions	4,263	8,656
Trade promotions and advertising	3,076	2,855
Freight	1,378	1,579
Other	7,138	6,455
Total Current Liabilities	27,327	30,740

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $110 and $118 at October 31, 2016 and July 31, 2016, respectively	9,140	12,215
Deferred compensation	10,778	10,504
Pension and postretirement benefits	32,687	32,492
Other	3,361	3,313
Total Noncurrent Liabilities	55,966	58,524

Total Liabilities	83,293	89,264

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 7,997,166 shares at October 31, 2016 and 7,982,243 shares at July 31, 2016	800	798
Class B Stock, par value $.10 per share, issued 2,513,512 shares at October 31, 2016 and 2,515,735 shares at July 31, 2016	251	252
Additional paid-in capital	34,853	34,294
Retained earnings	150,475	149,945
Accumulated other comprehensive loss:
Pension and postretirement benefits	(13,598)	(13,867)
Cumulative translation adjustment	(169)	(155)
Total accumulated other comprehensive loss	(13,767)	(14,022)
Less Treasury Stock, at cost (2,916,477 Common and 324,741 Class B shares at October 31, 2016 and 2,912,953 Common and 324,741 Class B shares at July 31, 2016)	(55,838)	(55,716)
Total Stockholders’ Equity	116,774	115,551

Total Liabilities & Stockholders’ Equity	$200,067	$204,815

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended October 31,
	2016	2015

Net Sales	$66,612	$67,795
Cost of Sales	(45,887)	(47,142)
Gross Profit	20,725	20,653
Selling, General and Administrative Expenses	(17,679)	(12,877)
Income from Operations	3,046	7,776

Other Income (Expense)
Interest expense	(251)	(259)
Interest income	8	3
Other, net	(124)	20
Total Other Expense, Net	(367)	(236)

Income Before Income Taxes	2,679	7,540
Income Taxes	(670)	(2,117)
Net Income	2,009	5,423

Retained Earnings:
Balance at beginning of period	149,945	142,095
Cash dividends declared and treasury stock issuances	(1,479)	(1,438)
Balance at End of Period	$150,475	$146,080

Net Income Per Share
Basic Common	$0.30	$0.82
Basic Class B Common	$0.23	$0.61
Diluted Common	$0.28	$0.75
Average Shares Outstanding
Basic Common	5,004	4,975
Basic Class B Common	2,067	2,037
Diluted Common	7,138	7,063
Dividends Declared Per Share
Basic Common	$0.2200	$0.2100
Basic Class B Common	$0.1650	$0.1575

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended October 31,
	2016	2015

Net Income	$2,009	$5,423

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	269	178
Cumulative translation adjustment	(14)	(11)
Other Comprehensive Income	255	167
Total Comprehensive Income	$2,264	$5,590

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Three Months Ended October 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2016	2015
Net Income	$2,009	$5,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,159	2,939
Amortization of investment net discount	(2)	—
Non-cash stock compensation expense	431	332
Excess tax benefits for share-based payments	(128)	(17)
Deferred income taxes	165	109
Provision for bad debts and cash discounts	48	(22)
Loss on the sale of fixed assets	161	23
(Increase) Decrease in assets:
Accounts receivable	(688)	(414)
Inventories	(367)	(126)
Prepaid expenses	(1,057)	(862)
Other assets	(114)	(47)
Increase (Decrease) in liabilities:
Accounts payable	476	387
Accrued expenses	(3,592)	33
Deferred compensation	274	86
Pension and postretirement benefits	464	432
Other liabilities	86	240
Total Adjustments	(684)	3,093
Net Cash Provided by Operating Activities	1,325	8,516

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,295)	(1,765)
Proceeds from sale of property, plant and equipment	1	—
Purchases of short-term investments	(5,119)	(1,690)
Dispositions of short-term investments	9,946	490
Net Cash Provided by (Used in) Investing Activities	533	(2,965)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,083)	(3,484)
Dividends paid	(1,477)	(1,377)
Purchase of treasury stock	(122)	(18)
Proceeds from issuance of common stock	—	185
Excess tax benefits for share-based payments	128	17
Net Cash Used in Financing Activities	(4,554)	(4,677)
Effect of exchange rate changes on cash and cash equivalents	58	(1)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,638)	873
Cash and Cash Equivalents, Beginning of Period	18,629	20,138
Cash and Cash Equivalents, End of Period	$15,991	$21,011

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Three Months Ended October 31,
	2016	2015
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$821	$192
Cash dividends declared and accrued, but not paid	$1,479	$1,406

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF STATEMENT PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements and the related notes are condensed and should be read in conjunction with the Consolidated Financial Statements and related notes for the fiscal year ended July 31, 2016 included in our Annual Report on Form 10-K filed with the SEC.

The unaudited Condensed Consolidated Financial Statements include the accounts of Oil-Dri Corporation of America and its subsidiaries. All significant intercompany transactions are eliminated. Except as otherwise indicated herein or as the context otherwise requires, references to “Oil-Dri,” the “Company,” “we,” “us” or “our” refer to Oil-Dri Corporation of America and its subsidiaries.

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three months ended October 31, 2016 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2017.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance under Accounting Standard Codification (“ASC”) 606, Revenue from Contract with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. In March, April and May of 2016, the FASB issued amended guidance that further clarifies the principles for recognizing revenue. Transition options include either a full or modified retrospective approach and early adoption is permitted. The implementation date for this guidance was deferred and will now be effective at the beginning of our first quarter of fiscal year 2019. While we are still in the process of evaluating the financial statement impact of the adoption of this requirement, it is not currently expected to have a material impact on our Consolidated Financial Statements based on the types of products we sell and our arrangements with customers.

In August 2014, the FASB issued guidance under ASC 205, Presentation of Financial Statements - Going Concern, which defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance will be effective for the fourth quarter of fiscal year 2017. This pronouncement requires additional disclosures only in certain circumstances and we do not expect a significant impact on our Consolidated Financial Statements.

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
In June 2016, the FASB issued guidance under ASC 326, Financial Instruments-Credit Losses, which requires companies to utilize an impairment model for most financial assets measured at amortized cost and certain other financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses. In addition, this new guidance changes the recognition method for credit losses on available-

for-sale debt securities, which can occur as a result of market and credit risk, as well as additional disclosures. In general, this guidance will require modified retrospective adoption for all outstanding instruments that fall under this guidance. This guidance is effective for our first quarter of fiscal year 2021. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.
There have been no other accounting pronouncements issued but not yet adopted by us which are expected to have a material impact on our Consolidated Financial Statements.

Recently Adopted Pronouncements

For the first quarter of fiscal 2017, we adopted FASB guidance under ASC 835, Simplifying the Presentation of Debt Issuance Cost, which requires debt issuance costs to be presented as a direct deduction from the associated debt liability rather than as an asset. Amortization of these costs will continue to be reported as interest expense. We adopted this guidance retrospectively, which resulted in a decrease in Other Assets of $118,000 with a corresponding decrease in Noncurrent Liabilities in our Condensed Consolidated Balance Sheets as of July 31, 2016. The new requirements had no impact on our results of operations or cash flows.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	October 31, 2016	July 31, 2016
Finished goods	$13,740	$14,032
Packaging	4,966	4,672
Other	4,861	4,547
Total Inventories	$23,567	$23,251

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The obsolescence reserve not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at October 31, 2016 and July 31, 2016 were $826,000 and $806,000, respectively.

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
Level 3: Unobservable inputs.

Cash equivalents of $3,370,000 and $7,626,000 as of October 31, 2016 and July 31, 2016, respectively, were classified as Level 1. These cash instruments are primarily money market mutual funds and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Short-term investments included U.S. Treasury securities and certificates of deposit. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost, which approximated fair value as of October 31, 2016 and July 31, 2016.

Accounts receivable and accounts payable balances approximated their fair values at October 31, 2016 and July 31, 2016 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $13,224,000 and $16,651,000 as of October 31, 2016 and July 31, 2016, respectively. Our debt does not trade on a daily basis in an active market, therefore the fair value estimate is based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

We apply fair value techniques on at least an annual basis associated with: (1) valuing potential impairment loss related to goodwill, trademarks and other indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets. See Note 5 for further information about goodwill and other intangible assets.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible amortization expense was $305,000 and $363,000 in the first quarter of fiscal 2017 and 2016, respectively. Estimated intangible amortization for the remainder of fiscal 2017 is $918,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2018	$1,013
2019	$827
2020	$656
2021	$472
2022	$323

We have one acquired trademark recorded at a cost of $376,000 that was determined to have an indefinite life and is not amortized.

We performed our annual goodwill impairment analysis in the fourth quarter of fiscal 2016 and no impairment was identified. There have been no triggering events that would indicate a new impairment analysis is needed.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2016	2015
Service cost	$467	$489
Interest cost	457	483
Expected return on plan assets	(476)	(477)
Amortization of:
Prior service costs	1	2
Other actuarial loss	429	287
Net periodic benefit cost	$878	$784

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2016	2015
Service cost	$30	$22
Interest cost	18	20
Amortization of:
Prior service costs	(2)	(2)
Other actuarial loss	6	—
Net periodic benefit cost	$52	$40

The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

The pension plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We contributed $301,000 to our pension plan during the first quarter of fiscal 2017. We estimate contributions will be $1,174,000 for the remainder of fiscal 2017. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three Months Ended October 31,
	2016	2015	2016	2015
Discount rate for net periodic benefit cost	3.36%	4.22%	2.71%	3.51%
Rate of increase in compensation levels	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.50%	7.50%	—	—

The medical cost trend assumption for postretirement health benefits was 7.5%. The graded trend rate is expected to decrease to an ultimate rate of 4.5% in fiscal 2035.

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

Our operating segments are also our reportable segments. Net sales and operating income for each segment are provided below. Revenues by product line are not provided because it would be impracticable to do so. The accounting policies of the segments are the same as those described in Note 1 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

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

			Assets
			October 31, 2016	July 31, 2016
			(in thousands)
Business to Business Products			$60,368	$61,007
Retail and Wholesale Products			92,639	91,626
Unallocated Assets			47,060	52,182
Total Assets			$200,067	$204,815

	For the Three Months Ended October 31,
	Net Sales		(Loss) Income
	2016	2015	2016	2015
	(in thousands)
Business to Business Products	$27,473	$25,821	$9,408	$9,169
Retail and Wholesale Products	39,139	41,974	(507)	5,402
Total Sales	$66,612	$67,795
Corporate Expenses			(5,855)	(6,795)
Income from Operations			3,046	7,776
Total Other Expense, Net			(367)	(236)
Income before Income Taxes			2,679	7,540
Income Taxes			(670)	(2,117)
Net Income			$2,009	$5,423

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

Stock Options

A summary of stock options is shown below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options outstanding and exercisable, July 31, 2016	10	$17.00	0.3	$205
Options outstanding and exercisable, October 31, 2016	10	$17.00	0.1	$168

No stock options were exercised during first quarter fiscal year 2017. The amount of cash received from the exercise of stock options during first quarter fiscal year 2016 was $185,000 and the related tax benefit was $28,000.

No stock options were granted during first quarter of either fiscal year 2017 or 2016.

Restricted Stock

All of our non-vested restricted stock as of October 31, 2016 was issued under the 2006 Plan with vesting periods between two years and five years. Under the 2006 Plan, 13,000 and 37,000 restricted shares of Common Stock were granted during first quarter fiscal year 2017 and 2016, respectively. Stock-based compensation expense related to non-vested restricted stock for first quarter fiscal years 2017 and 2016 was $431,000 and $332,000, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2016	194	$29.09
Granted	13	$34.21
Vested	(37)	$26.09
Non-vested restricted stock outstanding at October 31, 2016	170	$30.11

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of October 31, 2016 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2016	$(13,867)		$(155)	$(14,022)
Other comprehensive loss before reclassifications, net of tax	—		(14)	(14)
Amounts reclassified from accumulated other comprehensive income, net of tax	269	a)	—	269
Net current-period other comprehensive income (loss), net of tax	269		(14)	255
Balance as of October 31, 2016	$(13,598)		$(169)	$(13,767)

a) Amount is net of tax expense of $165,000. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 6 for further information.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our Consolidated Financial Statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other clay-like sorbent materials. Our principal products include agricultural and horticultural chemical carriers, animal health and nutrition products, bleaching clay and fluid purification aids, cat litter, industrial and automotive floor absorbents and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: Retail and Wholesale Products Group and Business to Business Products Group, as described in Note 7 of the notes to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2016 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2015

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended October 31, 2016 were $66,612,000, a decrease of 2% from net sales of $67,795,000 for the three months ended October 31, 2015. Net sales were down for our Retail and Wholesale Products Group and were up for our Business to Business Products Group. Consolidated net income was $2,009,000 for the first quarter of fiscal 2017 compared to $5,423,000 for the first quarter of fiscal 2016. Operating income increased for our Business to Business Products Group compared to the prior year. Lower net sales and approximately $5,400,000 higher advertising costs, described further below, drove an operating loss for our Retail and Wholesale Products Group in the first quarter. Diluted net income per share was $0.28 for the first quarter of fiscal 2017, compared to $0.75 for the first quarter of fiscal 2016.

Consolidated gross profit as a percentage of net sales for the first quarter of fiscal 2017 was 31%, compared to 30% for the first quarter of fiscal 2016. Gross profit for the first three months of fiscal 2017 was positively impacted by lower packaging costs per ton produced. A significant amount of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices. The lower packaging costs reflected favorable price adjustments as commodity prices have declined, particularly for resin and paper-based packaging. Gross profit was negatively affected by higher manufacturing costs. The cost per manufactured ton for natural gas used to operate kilns that dry our clay was approximately 4% higher than the first quarter of the prior year. In addition, other manufacturing costs per ton produced were up approximately 9%, including higher expenses for employee benefits, repairs and depreciation.

Total selling, general and administrative expenses were 37% higher for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The discussion of the segments' operating incomes below describes the selling, general and administrative expenses allocated to the operating segments, particularly higher advertising expense in the Retail and Wholesale Products Group. Unallocated corporate expenses in the first quarter of fiscal 2017 included a lower estimated annual incentive bonus accrual based on performance targets established for each fiscal year. The lower accrued bonus expense was partially offset by higher postretirement and employee health benefits.

Our tax expense was 25% of pre-tax income for the first quarter of fiscal 2017, compared 28% in the first quarter of fiscal 2016. Our effective tax rate was based on the estimated level of our taxable income for the year and the assessment of various tax deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first quarter of fiscal 2017 were $27,473,000, an increase of $1,652,000, or 6%, from net sales of $25,821,000 for the first quarter of fiscal 2016. Sales of our animal health and nutrition products increased approximately 53% with higher sales in all of our primary international and domestic markets. See “Foreign Operations” below for further discussion of sales by our subsidiary in China. Net sales of fluids purification products were up approximately 6%, primarily for sales to edible oil producers. A new customer in Europe, added in the fourth quarter of fiscal 2016, accounted for much of the sales improvement. Partially offsetting this increase was lower sales to customers in the petroleum oil processing industry due to normal ordering fluctuations. Sales of co-packaged coarse cat litter were 16% lower than in the first quarter of fiscal 2016 due primarily to fewer tons sold in the declining coarse cat litter market. Net sales of our agricultural chemical carriers to manufacturers of crop protection products were down slightly compared to the prior year.

Selling, general and administrative expenses for the Business to Business Products Group were 5% higher compared to the first quarter of fiscal 2016 due primarily to additional costs to promote our animal health and nutrition products.

The Business to Business Products Group’s operating income for the first quarter of fiscal 2017 was $9,408,000, an increase of $239,000, or 3%, from operating income of $9,169,000 in the first quarter of fiscal 2016. The benefits of higher sales and lower packaging costs more than offset higher manufacturing costs and increased selling, general and administrative expenses. See “Consolidated Results” above for further discussion of manufacturing and packaging costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first quarter of fiscal 2017 were $39,139,000, a decrease of $2,835,000, or 7%, from net sales of $41,974,000 for the first quarter of fiscal 2016. Overall cat litter net sales declined approximately 8% compared to the first quarter of the prior year. Net sales of both our branded and private label cat litters decreased due to the decision not to pursue continued business with two major low margin customers. Instead, we maintained our focus on the lightweight scoopable segment of the cat litter market and continued our integrated marketing campaign. Increased sales of both our Cat's Pride Fresh & Light Ultimate Care and our private label lightweight scoopable litters compared to the first quarter of the prior year reflected the positive results of this strategy. We plan to continue our advertising and promotion efforts on the lightweight litter market throughout fiscal 2017.

Sales of industrial and automotive absorbent products were down approximately 6% from the first quarter of fiscal 2016 due primarily to lower sales to distributors and to a large mass merchandiser. Sales for our subsidiary in the United Kingdom declined slightly, while sales for our subsidiary in Canada increased, as discussed in “Foreign Operations” below.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 156% higher compared to the first quarter of fiscal 2016. Advertising expense increased approximately $5,400,000 due primarily to the continuation of the integrated marketing campaign to promote our Fresh & Light Ultimate Care lightweight cat litter. This campaign started in the second quarter of fiscal 2016. We plan to continue this campaign throughout the year and we expect advertising expense will be higher for the full year of fiscal 2017 compared to fiscal 2016.

The Retail and Wholesale Products Group reported an operating loss of $507,000 for the first quarter of fiscal 2017, compared to operating income of $5,402,000 for the first quarter of fiscal 2016. The operating loss was driven by approximately $6,000,000 of advertising costs as discussed above. Higher manufacturing costs also negatively impacted the Group's operating results, while some benefit was realized from lower packaging costs. See “Consolidated Results” above for further discussion of these cost changes.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Total net sales by our foreign subsidiaries during the first quarter of fiscal 2017 were $3,151,000, a 25% increase compared to net sales of $2,513,000 in the first quarter of fiscal 2016. Higher sales for animal health and nutrition products sold by our China subsidiary were attributed to approximately 66% more tons sold. Sales also increased for both industrial floor absorbents and cat litter sold by our Canada subsidiary. Fresh & Light Ultimate Care products contributed to the higher cat litter sales. Our United Kingdom subsidiary's sales of fluids purification products declined slightly. Net sales by our foreign subsidiaries represented approximately 5% and 4% of our consolidated net sales during the first quarters of fiscal 2017 and 2016, respectively.

Our foreign subsidiaries reported net income of $31,000 for the first quarter of fiscal 2017 compared to a net loss of $467,000 for the first quarter of fiscal 2016. The net income for the quarter was driven by the higher sales.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems and real estate; supporting new product development; investing in infrastructure; repurchasing Common Stock; paying dividends; and business acquisitions. During the first three months of fiscal 2017, we principally used cash generated from operations to fund these requirements. We also have the ability to borrow under our revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”), as described further below, however we have not borrowed under the credit agreement in recent years. Cash and cash equivalents decreased $2,638,000 during the first three months of fiscal 2017 to $15,991,000, and short term investments decreased $4,825,000 during the same period to $5,359,000 as of October 31, 2016.

The following table sets forth certain elements of our Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended October 31,
	2016	2015
Net cash provided by operating activities	$1,325	$8,516
Net cash provided by (used in) investing activities	533	(2,965)
Net cash used in financing activities	(4,554)	(4,677)
Effect of exchange rate changes on cash and cash equivalents	58	(1)
Net (decrease) increase in cash and cash equivalents	$(2,638)	$873

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first three months of fiscal years 2017 and 2016 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $640,000 in the first three months of fiscal 2017 compared to an increase of $436,000 in the first three months of fiscal 2016. The change in accounts receivable balances reflected differences in the level and timing of sales and collections, as well as the payment terms provided to various customers.

Prepaid expenses increased $1,057,000 in the first three months of fiscal 2017 compared to an increase of $862,000 in the first three months of fiscal 2016. Prepaid expenses increased in the first three months of both fiscal 2017 and 2016 due to prepayments of annual insurance premiums. The increase in prepaid expenses in the first three months of fiscal 2017 also included prepayments for computer software licenses.

Accrued expenses decreased $3,592,000 in the first three months of fiscal 2017 compared to an increase of $33,000 in the first three months of fiscal 2016. The payout of the prior fiscal year's discretionary incentive bonus drove the decrease in accrued salaries in the first three months of fiscal 2017. Accrued plant expenses fluctuated in the first three months of both fiscal 2017 and 2016 due to timing of payments, changes in the cost of goods and services we purchased, production volume levels and vendor payment terms. In addition, accrued trade promotions and advertising varied due to the timing of marketing programs.

Net cash provided by (used in) investing activities

Cash provided by investing activities was $533,000 in the first three months of fiscal 2017 compared to cash used in investing activities of $2,965,000 in the first three months of fiscal 2016. Cash used for capital expenditures was $4,295,000 and $1,765,000 in the first three months of fiscal 2017 and 2016, respectively. Capital expenditures in the first three months of fiscal 2017 included spending for an ongoing enterprise resource planning system project and related infrastructure improvements, as well as equipment replacement at our manufacturing facilities. Net dispositions of short-term investments provided cash of $4,827,000 in the first three months of fiscal 2017, while net purchases used cash of $1,200,000 in the first three months of fiscal 2016. Purchases and dispositions of investment securities in both periods are impacted by variations in the timing of investment maturities, the operating cash needs of the Company and the availability of investment options.

Net cash used in financing activities

Cash used in financing activities was $4,554,000 in the first three months of fiscal 2017 compared to cash used in financing activities of $4,677,000 in the first three months of fiscal 2016. Scheduled payments on long-term debt were $3,083,000 and $3,484,000 in the first three months of fiscal 2017 and 2016, respectively. Dividend payments in the first three months of fiscal 2017 were $1,477,000 compared to $1,377,000 paid during the same period of fiscal 2016 due to a dividend increase.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,453,000 as of October 31, 2016 were higher than the October 31, 2015 balances of $1,366,000. See further discussion in “Foreign Operations” above.

We have a $25,000,000 unsecured revolving credit agreement with BMO Harris which expires on December 4, 2019. The agreement also provides for a maximum of $5,000,000 for foreign letters of credit. Under the agreement we may select a variable interest rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At October 31, 2016, the variable rates would have been 3.50% for the BMO Harris prime-based rate or 1.88% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under the credit agreement during the three months ended October 31, 2016 and 2015, and we were in compliance with its covenants.

As of October 31, 2016, we had remaining authority to repurchase 301,837 shares of Common Stock under a repurchase plan approved by our Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. We plan to continue promoting our Cat's Pride Fresh & Light Ultimate Care lightweight scoopable litter during fiscal 2017 and we expect advertising costs to be higher than in fiscal year 2016. We also anticipate that our capital expenditures will increase in fiscal 2017. Part of the increase will be for the implementation of an enterprise resource planning software. We do not anticipate that these increased expenditures will dramatically impact our cash position; however our cash requirements are subject to change as business conditions warrant and opportunities arise. We continually evaluate our liquidity position and anticipated cash needs, as well as the financing options available to obtain additional cash reserves. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all financial covenants under debt agreements, including, but not limited to, the current credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments (in thousands) as of October 31, 2016 for the time-frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Notes Payable	$12,333	$3,083	$6,167	$3,083	$—
Interest on Notes Payable	1,231	498	611	122	—
Operating Leases	16,208	2,028	3,567	1,614	8,999
Total Contractual Cash Obligations	$29,772	$5,609	$10,345	$4,819	$8,999

We made total contributions to our defined benefit pension plan of $301,000 during the first three months of fiscal 2017. We estimate contributions of approximately $1,174,000 will be made during the remainder of fiscal 2017. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$26,395	$26,395	$—	$—	$—

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of financial condition and results of operations is based on our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates and assumptions are revised periodically. Actual results could differ from these estimates. See the information concerning our critical accounting policies included under “Management’s Discussion of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

Recently Adopted Regulations

For the first quarter of fiscal 2017, we adopted FASB guidance under ASC 835, Simplifying the Presentation of Debt Issuance Cost, which requires debt issuance costs to be presented as a direct deduction from the associated debt liability rather than as an asset. Amortization of these costs will continue to be reported as interest expense. We adopted this guidance retrospectively, which resulted in a decrease in Other Assets of $118,000 with a corresponding decrease in Noncurrent Liabilities in our Condensed Consolidated Balance Sheets as of July 31, 2016. The new requirements had no impact on our results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We believe that the market risk arising from holdings of our financial instruments is not material.

We are exposed to foreign currency fluctuation risk, primarily the U.S. Dollar relative to the British Pound, Euro, Canadian Dollar, Chinese Yuan and the Brazilian Real, as related to our foreign subsidiaries, to certain accounts receivable, and to our ability to sell in foreign markets. We are subject to translation exposure of our foreign subsidiaries’ financial statements from local currencies to U.S. Dollars. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated sales or net income. In addition, the portion of our consolidated accounts receivable denominated in foreign currencies is not significant. Finally, foreign sales of our products may be influenced by the relative strength or weakness of the U.S. Dollar compared to various other currencies, which makes our products relatively more or less expensive than our foreign competitors' products in local marketplaces. Foreign currency fluctuations had some bearing on our operating results in the first three months of fiscal 2017; however, historically the overall foreign currency fluctuation risk has not been material to our Consolidated Financial Statements and in the first three months of fiscal 2017 we did not enter into any hedge contracts in an attempt to offset any adverse effect of changes in currency exchange rates.

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

We are exposed to commodity price risk with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and, consistent with our past practice, we may purchase fuel at spot rates on a month to month basis and we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. As of October 31, 2016, we have not purchased any natural gas contracts for our planned kiln fuel needs for the remainder of fiscal 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2016, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarizes our Common Stock purchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES [1]
	(a)	(b)	(c)	(d)
For the Three Months Ended October 31, 2016	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]
August 1, 2016 to August 31, 2016	—	—	—	305,361
September 1, 2016 to September 30, 2016	—	—	—	305,361
October 1, 2016 to October 31, 2016	3,524	$34.56	—	301,837

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. We did not repurchase any shares of our Class B Stock during the period in question, and no shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 filed with the SEC.

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

Dated:  December 8, 2016

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