Form 10-Q
period 2017-01-31
OIL DRI CORP OF AMERICA
filed 2017-03-10
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended January 31, 2017
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2017.

Common Stock – 5,108,389 Shares and Class B Stock – 2,188,771 Shares

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

Cat’s Pride, Fresh & Light, Fresh & Light Ultimate Care and Oil-Dri are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	January 31, 2017	July 31, 2016
Current Assets
Cash and cash equivalents	$17,560	$18,629
Short-term investments	7,358	10,184
Accounts receivable, less allowance of $881 and $753 at January 31, 2017 and July 31, 2016, respectively	32,047	30,386
Inventories	23,217	23,251
Deferred income taxes	3,884	3,884
Prepaid repairs expense	4,054	3,938
Prepaid expenses and other assets	4,658	901
Total Current Assets	92,778	91,173

Property, Plant and Equipment
Cost	217,359	218,025
Less accumulated depreciation and amortization	(135,861)	(137,314)
Total Property, Plant and Equipment, Net	81,498	80,711

Other Assets
Goodwill	9,034	9,034
Trademarks and patents, net of accumulated amortization of $279 and $261 at January 31, 2017 and July 31, 2016, respectively	999	916
Customer list, net of accumulated amortization of $4,031 and $3,460 at January 31, 2017 and July 31, 2016, respectively	3,754	4,325
Deferred income taxes	12,319	12,754
Other	6,192	5,902
Total Other Assets	32,298	32,931

Total Assets	$206,574	$204,815

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	January 31, 2017	July 31, 2016
Current Liabilities
Current maturities of notes payable	$3,083	$3,083
Accounts payable	7,316	6,635
Dividends payable	1,485	1,477
Accrued expenses:
Salaries, wages and commissions	6,675	8,656
Trade promotions and advertising	2,487	2,855
Freight	1,699	1,579
Other	6,753	6,455
Total Current Liabilities	29,498	30,740

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $103 and $118 at January 31, 2017 and July 31, 2016, respectively	9,147	12,215
Deferred compensation	10,991	10,504
Pension and postretirement benefits	32,915	32,492
Other	3,518	3,313
Total Noncurrent Liabilities	56,571	58,524

Total Liabilities	86,069	89,264

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,015,166 shares at January 31, 2017 and 7,982,243 shares at July 31, 2016	802	798
Class B Stock, par value $.10 per share, issued 2,513,512 shares at January 31, 2017 and 2,515,735 shares at July 31, 2016	251	252
Additional paid-in capital	35,288	34,294
Retained earnings	153,240	149,945
Accumulated other comprehensive loss:
Pension and postretirement benefits	(13,289)	(13,867)
Cumulative translation adjustment	(106)	(155)
Total accumulated other comprehensive loss	(13,395)	(14,022)
Less Treasury Stock, at cost (2,906,777 Common and 324,741 Class B shares at January 31, 2017 and 2,912,953 Common and 324,741 Class B shares at July 31, 2016)	(55,681)	(55,716)
Total Stockholders’ Equity	120,505	115,551

Total Liabilities & Stockholders’ Equity	$206,574	$204,815

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Six Months Ended January 31,
	2017	2016

Net Sales	$131,786	$133,162
Cost of Sales	(91,936)	(93,447)
Gross Profit	39,850	39,715
Selling, General and Administrative Expenses	(31,217)	(26,539)
Income from Operations	8,633	13,176

Other Income (Expense)
Interest expense	(489)	(511)
Interest income	16	9
Other, net	(237)	(65)
Total Other Expense, Net	(710)	(567)

Income Before Income Taxes	7,923	12,609
Income Taxes	(1,664)	(3,365)
Net Income	6,259	9,244

Retained Earnings:
Balance at beginning of period	149,945	142,095
Cash dividends declared and treasury stock issuances	(2,964)	(2,846)
Balance at End of Period	$153,240	$148,493

Net Income Per Share
Basic Common	$0.93	$1.39
Basic Class B Common	$0.70	$1.04
Diluted Common	$0.86	$1.28
Average Shares Outstanding
Basic Common	5,011	4,978
Basic Class B Common	2,077	2,046
Diluted Common	7,145	7,074
Dividends Declared Per Share
Basic Common	$0.4400	$0.4200
Basic Class B Common	$0.3300	$0.3150

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Six Months Ended January 31,
	2017	2016

Net Income	$6,259	$9,244

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	578	308
Cumulative translation adjustment	49	(150)
Other Comprehensive Income	627	158
Total Comprehensive Income	$6,886	$9,402

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended January 31,
	2017	2016

Net Sales	$65,174	$65,367
Cost of Sales	(46,049)	(46,305)
Gross Profit	19,125	19,062
Selling, General and Administrative Expenses	(13,538)	(13,662)
Income from Operations	5,587	5,400

Other Income (Expense)
Interest expense	(238)	(252)
Interest income	8	6
Other, net	(113)	(85)
Total Other Expense, Net	(343)	(331)

Income Before Income Taxes	5,244	5,069
Income Taxes	(994)	(1,248)
Net Income	4,250	3,821

Net Income Per Share
Basic Common	$0.63	$0.57
Basic Class B	$0.47	$0.43
Diluted Common	$0.58	$0.53
Average Shares Outstanding
Basic Common	5,019	4,982
Basic Class B	2,088	2,055
Diluted Common	7,155	7,096
Dividends Declared Per Share
Basic Common	$0.2200	$0.2100
Basic Class B	$0.1650	$0.1575

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended January 31,
	2017	2016

Net Income	$4,250	$3,821

Other Comprehensive Income (Loss):
Pension and postretirement benefits (net of tax)	309	130
Cumulative translation adjustment	63	(139)
Other Comprehensive Income (Loss)	372	(9)
Total Comprehensive Income	$4,622	$3,812

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Six Months Ended January 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2017	2016
Net Income	$6,259	$9,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,389	5,914
Amortization of investment net discount	(5)	(2)
Non-cash stock compensation expense	777	638
Excess tax benefits for share-based payments	(207)	(55)
Deferred income taxes	354	189
Provision for bad debts and cash discounts	131	131
Loss on the sale of fixed assets	276	202
(Increase) Decrease in assets:
Accounts receivable	(1,829)	521
Inventories	11	(1,674)
Prepaid expenses	(3,784)	(2,671)
Other assets	(156)	(118)
Increase (Decrease) in liabilities:
Accounts payable	852	(201)
Accrued expenses	(1,698)	3,295
Deferred compensation	487	104
Pension and postretirement benefits	1,001	554
Other liabilities	235	980
Total Adjustments	2,834	7,807
Net Cash Provided by Operating Activities	9,093	17,051

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,279)	(4,795)
Proceeds from sale of property, plant and equipment	2	249
Purchases of short-term investments	(11,555)	(14,125)
Dispositions of short-term investments	14,386	1,225
Net Cash Used in Investing Activities	(4,446)	(17,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,083)	(3,484)
Dividends paid	(2,956)	(2,783)
Purchase of treasury stock	(122)	(18)
Proceeds from issuance of treasury stock	—	185
Proceeds from issuance of common stock	170	96
Excess tax benefits for share-based payments	207	55
Net Cash Used in Financing Activities	(5,784)	(5,949)
Effect of exchange rate changes on cash and cash equivalents	68	33
Net Decrease in Cash and Cash Equivalents	(1,069)	(6,311)
Cash and Cash Equivalents, Beginning of Period	18,629	20,138
Cash and Cash Equivalents, End of Period	$17,560	$13,827

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Six Months Ended January 31,
	2017	2016
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$657	$924
Cash dividends declared and accrued, but not paid	$1,485	$1,407

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and six months ended January 31, 2017 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2017.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance under Accounting Standard Codification (“ASC”) 606, Revenue from Contract with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. In March, April, May and December of 2016, the FASB issued amended guidance that further clarifies the principles for recognizing revenue. We are currently in the process of performing a comprehensive evaluation of these requirements, including the impact on how we record certain incentives and advertising arrangements. The implementation date for this guidance was deferred and will now be effective at the beginning of our first quarter of fiscal year 2019. Transition options to implement this guidance include either a full or modified retrospective approach and early adoption is permitted. We have not yet selected an implementation method.

In August 2014, the FASB issued guidance under ASC 205, Presentation of Financial Statements - Going Concern, which defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance will be effective for the fourth quarter of fiscal year 2017. This pronouncement requires additional disclosures only in certain circumstances, and we do not expect a significant impact on our Consolidated Financial Statements.

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

Recently Adopted Pronouncements

For the first quarter of fiscal 2017, we adopted FASB guidance under ASC 835, Simplifying the Presentation of Debt Issuance Cost, which requires debt issuance costs related to notes payable to be presented as a direct deduction from the associated debt liability rather than as an asset. Amortization of these costs will continue to be reported as interest expense. We adopted this guidance retrospectively, which resulted in a decrease in Other Assets of $118,000 with a corresponding decrease in Noncurrent Liabilities in our Condensed Consolidated Balance Sheets as of July 31, 2016. The new requirements had no impact on our results of operations or cash flows.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	January 31, 2017	July 31, 2016
Finished goods	$14,189	$14,032
Packaging	4,811	4,672
Other	4,217	4,547
Total Inventories	$23,217	$23,251

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The obsolescence reserve not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at January 31, 2017 and July 31, 2016 were $720,000 and $806,000, respectively.

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
Level 3: Unobservable inputs.

Cash equivalents of $4,194,000 and $7,626,000 as of January 31, 2017 and July 31, 2016, respectively, were classified as Level 1. These cash instruments are primarily money market mutual funds and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Short-term investments included U.S. Treasury securities and certificates of deposit. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost, which approximated fair value as of January 31, 2017 and July 31, 2016.

Accounts receivable and accounts payable balances approximated their fair values at January 31, 2017 and July 31, 2016 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $13,194,000 and $16,651,000 as of January 31, 2017 and July 31, 2016, respectively. Our debt does not trade on a daily basis in an active market, therefore the fair value estimate is based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

We apply fair value techniques on at least an annual basis associated with: (1) valuing potential impairment loss related to goodwill, trademarks and other indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets. See Note 5 for further information about goodwill and other intangible assets.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible amortization expense was $307,000 and $364,000 in the second quarter of fiscal 2017 and 2016, respectively. Intangible amortization expense was $612,000 and $727,000 for the first six months of fiscal 2017 and 2016, respectively. Estimated intangible amortization for the remainder of fiscal 2017 is $612,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2018	$1,014
2019	$827
2020	$657
2021	$473
2022	$323

We have one acquired trademark recorded at a cost of $376,000 that was determined to have an indefinite life and is not amortized.

We performed our annual goodwill impairment analysis in the fourth quarter of fiscal 2016 and no impairment was identified. There have been no triggering events that would indicate a new impairment analysis is needed.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2017	2016	2017	2016
Service cost	$446	$267	$913	$756
Interest cost	474	484	931	967
Expected return on plan assets	(411)	(485)	(887)	(962)
Amortization of:
Prior service costs	—	2	1	4
Other actuarial loss	485	209	914	496
Net periodic benefit cost	$994	$477	$1,872	$1,261

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2017	2016	2017	2016
Service cost	$33	$21	$63	$43
Interest cost	21	21	39	41
Amortization of:
Prior service costs	(1)	(1)	(3)	(3)
Other actuarial loss	14	—	20	—
Net periodic benefit cost	$67	$41	$119	$81

The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

The pension plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We contributed $335,000 and $636,000 to our pension plan during the second quarter and first six months of fiscal 2017, respectively. We estimate contributions will be $840,000 for the remainder of fiscal 2017. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three and Six Months Ended January 31,
	2017	2016	2017	2016
Discount rate for net periodic benefit cost	3.36%	4.22%	2.71%	3.51%
Rate of increase in compensation levels	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.00%	7.50%	—	—

The medical cost trend assumption for postretirement health benefits was 7.35%. The graded trend rate is expected to decrease to an ultimate rate of 4.5% in fiscal 2036.

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

			Assets
			January 31, 2017	July 31, 2016
			(in thousands)
Business to Business Products			$59,727	$61,007
Retail and Wholesale Products			92,191	91,626
Unallocated Assets			54,656	52,182
Total Assets			$206,574	$204,815

	For the Six Months Ended January 31,
	Net Sales		Income
	2017	2016	2017	2016
	(in thousands)
Business to Business Products	$50,734	$48,446	$17,223	$16,745
Retail and Wholesale Products	81,052	84,716	4,480	9,697
Total Sales	$131,786	$133,162
Corporate Expenses			(13,070)	(13,266)
Income from Operations			8,633	13,176
Total Other Expense, Net			(710)	(567)
Income before Income Taxes			7,923	12,609
Income Taxes			(1,664)	(3,365)
Net Income			$6,259	$9,244

	For the Three Months Ended January 31,
	Net Sales		Income
	2017	2016	2017	2016
	(in thousands)
Business to Business Products	$23,261	$22,625	$7,815	$7,576
Retail and Wholesale Products	41,913	42,742	4,987	4,295
Total Sales	$65,174	$65,367
Corporate Expenses			(7,215)	(6,471)
Income from Operations			5,587	5,400
Total Other Expense, Net			(343)	(331)
Income before Income Taxes			5,244	5,069
Income Taxes			(994)	(1,248)
Net Income			$4,250	$3,821

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

Stock Options

A summary of stock options is shown below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options outstanding and exercisable, July 31, 2016	10	$17.00	0.3	$205
Exercised	(10)	$17.00		$211
Options outstanding and exercisable, January 31, 2017	—

The amount of cash received from the exercise of stock options during the second quarter of fiscal years 2017 and 2016 was $170,000 and $96,000, respectively, and the related tax benefit was $80,000 and $40,000, respectively. The amount of cash received from the exercise of stock options during the first six months of fiscal years 2017 and 2016 was $170,000 and $281,000, respectively, and the related tax benefit was $80,000 and $68,000, respectively.

No stock options were granted during the first six months of either fiscal year 2017 or 2016.

Restricted Stock

All of our non-vested restricted stock as of January 31, 2017 was issued under the 2006 Plan with vesting periods between two years and five years. Under the 2006 Plan, 18,000 and 400 restricted shares of Common Stock were granted during the second quarter of fiscal years 2017 and 2016, respectively.

Stock-based compensation expense related to non-vested restricted stock for the second quarter of fiscal years 2017 and 2016 was $346,000 and $306,000, respectively. Stock-based compensation expense related to non-vested restricted stock for the first six months of fiscal years 2017 and 2016 was $777,000 and $638,000, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2016	194	$29.09
Granted	31	$36.84
Vested	(36)	$26.09
Forfeitures	(1)	$31.48
Non-vested restricted stock outstanding at January 31, 2017	188	$30.95

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive income by component as of January 31, 2017 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2016	$(13,867)		$(155)	$(14,022)
Other comprehensive income before reclassifications, net of tax	—		49	49
Amounts reclassified from accumulated other comprehensive income, net of tax	578	a)	—	578
Net current-period other comprehensive income, net of tax	578		49	627
Balance as of January 31, 2017	$(13,289)		$(106)	$(13,395)

a) Amount is net of tax expense of $354,000. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 6 for further information.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2017 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2016

CONSOLIDATED RESULTS

Consolidated net sales for the six months ended January 31, 2017 were $131,786,000, a decrease of 1% from net sales of $133,162,000 for the six months ended January 31, 2016. Net sales were down for our Retail and Wholesale Products Group, but were up for our Business to Business Products Group. Consolidated net income for the first six months of fiscal 2017 was $6,259,000, a 32% decrease from net income of $9,244,000 for the first six months of fiscal 2016. Our Retail and Wholesale Products Group reported lower operating income due primarily to lower net sales and approximately $5,000,000 higher advertising costs, described further below. Operating income for our Business to Business Products Groups increased compared to the first six months of the prior fiscal year. Diluted net income per share was $0.86 for the first six months of fiscal 2017, compared to $1.28 for the first six months of fiscal 2016.

Consolidated gross profit as a percentage of net sales for the first six months of fiscal 2017 was 30%, the same as for the first six months of fiscal 2016. Gross profit was positively impacted by approximately 5% lower packaging costs per manufactured ton. A significant amount of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices. Prices for commodities may fluctuate considerably, particularly commodities related to our resin and paper-based packaging. The lower packaging costs reflected favorable commodity prices at the time of the most recent price adjustment. Gross profit was negatively impacted by the cost of natural gas used to operate kilns that dry our clay. The cost of natural gas per manufactured ton was approximately 16% higher than the prior year. Other manufacturing costs per ton produced were up approximately 6% compared to the same period the prior fiscal year, including higher salaries, wages, benefits and depreciation expenses.

Total selling, general and administrative expenses were 18% higher for the first six months of fiscal 2017 compared to the first six months of fiscal 2016. The discussions of the segments' operating incomes below describe the changes in the selling, general and administrative expenses that were allocated to the operating segments, particularly higher advertising expense in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in the first six months of fiscal 2017 included a lower estimated annual incentive bonus accrual as compared to the prior year. The incentive bonus accruals were based on performance targets established for each fiscal year. The lower bonus accrual was mostly offset by increased pension expense and additional costs related to the implementation of our new enterprise resource planning software.

Our effective tax rate was 21% of pre-tax income for the first six months of fiscal 2017, which was lower than 27% for the first six months of fiscal 2016. Our effective tax rate was based on the estimated level of our taxable income for the year and the assessment of various deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first six months of fiscal 2017 were $50,734,000, an increase of $2,288,000, or 5%, from net sales of $48,446,000 for the first six months of fiscal 2016. Net sales of our animal health and nutrition products increased approximately 23%. Sales were up in domestic, Asian and most other foreign markets; however, sales in Latin America were lower due to the transition to a new distributor. See “Foreign Operations” below for further discussion of increased animal health and nutrition sales by our subsidiary in China. Net sales of fluids purification products were up approximately 7%, primarily for sales to edible oil producers. A new customer in Europe, added in the fourth quarter of fiscal 2016, accounted for much of the sales improvement for the first six months of fiscal 2017. Lower sales from normal ordering fluctuations of customers in the petroleum oil processing industry partially offset this increase. Net sales of our agricultural chemical carrier products were essentially flat compared to the prior year. Sales of our co-packaged coarse cat litter were approximately 10% lower due to fewer tons sold and a price adjustment under our co-packaging agreement.

Selling, general and administrative expenses for the Business to Business Products Group were essentially flat compared to the first six months of fiscal 2016.

The Business to Business Products Group’s operating income for the first six months of fiscal 2017 was $17,223,000, an increase of $478,000, or 3%, from operating income of $16,745,000 for the first six months of fiscal 2016. The benefits of higher sales and lower packaging costs more than offset increased natural gas and other manufacturing costs. See “Consolidated Results” above for further discussion of packaging, natural gas and manufacturing costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first six months of fiscal 2017 were $81,052,000, a decrease of $3,664,000, or 4%, from net sales of $84,716,000 for the first six months of fiscal 2016. Total cat litter net sales declined approximately 6% compared to the first six months of the prior year. Lower sales of both our branded and private label cat litters was attributed to the decision to exit low margin business with two major customers. Instead, we maintained our focus on the lightweight segment of the market through our integrated marketing campaign to generate awareness and trial of lightweight cat litter products. This strategy successfully delivered higher sales of both our Cat's Pride Fresh & Light Ultimate Care and our private label lightweight scoopable litters. We plan to continue our advertising and promotion focus on the lightweight litter market throughout the remainder of fiscal 2017.

Sales of industrial and automotive absorbent products were essentially flat compared to the first six months of fiscal 2016. Total sales for our subsidiary in the United Kingdom declined, while sales for our subsidiary in Canada increased. See “Foreign Operations” below for further discussion about the sales and types of products sold by these foreign subsidiaries.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 60% higher compared to the first six months of fiscal 2016. Advertising expense increased approximately $5,000,000 due to the integrated marketing campaign to promote our Fresh & Light Ultimate Care lightweight cat litter, which began in the second quarter of fiscal 2016. We expect to continue this campaign throughout the remainder of fiscal 2017; however, we plan to reallocate some of our anticipated spending between advertising, which is included in selling, general and administrative expenses, and trade promotions, which are included as a reduction of net sales. We expect advertising expense will be significant for the full year of fiscal 2017, but the amount is anticipated to be less than the corresponding expense in fiscal 2016.

The Retail and Wholesale Products Group's operating income for the first six months of fiscal 2017 was $4,480,000, a decrease of $5,217,000, or 54%, from operating income of $9,697,000 for the first six months of fiscal 2016. The decrease in operating income was driven by an additional approximate $5,000,000 of advertising costs as discussed above. Higher natural gas and other manufacturing costs also negatively impacted the Group's operating results, while some benefit was realized from lower packaging costs. See “Consolidated Results” above for further discussion of these cost changes.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first six months of fiscal 2017 were $6,475,000, compared to net sales of $5,532,000 during the first six months of fiscal 2016. Our subsidiary in China reported higher sales for animal health and nutrition products with approximately 42% more tons sold, including sales to new customers. Sales also increased for both branded cat litter and industrial absorbent products sold by our subsidiary in Canada. These increases were partially offset by lower sales of fluids purification products sold by our subsidiary in the United Kingdom. Reduced orders from one customer and a weak exchange rate for the British Pound to the U.S. Dollar negatively impacted reported sales. Net sales by our foreign subsidiaries represented 5% and 4% of our consolidated net sales during the first six months of fiscal years 2017 and 2016, respectively.

Our foreign subsidiaries reported net income of $298,000 for the first six months of fiscal 2017 compared to a net loss of $536,000 for the first six months of fiscal 2016. The improved profitability was driven primarily by the higher sales.

Identifiable assets of our foreign subsidiaries as of January 31, 2017 were $7,822,000, compared to $7,814,000 as of January 31, 2016. The increase was due primarily to higher cash, cash equivalents and inventories, which were partially offset by lower accounts receivable and net fixed assets.

THREE MONTHS ENDED JANUARY 31, 2017 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2016

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended January 31, 2017 were $65,174,000, compared to net sales of $65,367,000 for the three months ended January 31, 2016. Net sales were down for our Retail and Wholesale Products Group, but were up for our Business to Business Products Group. Consolidated net income was $4,250,000 for the second quarter of fiscal 2017, an 11% increase compared to $3,821,000 for the second quarter of fiscal 2016. Operating income increased for both our Business to Business Products and Retail and Wholesale Products Groups compared to the second quarter of the prior year. Diluted net income per share was $0.58 for the second quarter of fiscal 2017, compared to $0.53 for the second quarter of fiscal 2016.

Consolidated gross profit as a percentage of net sales for the second quarter of fiscal 2017 was 29%, the same as for the second quarter of fiscal 2016. Slightly lower freight costs were primarily offset by increases in natural gas and other manufacturing costs. The cost per manufactured ton for natural gas used to operate kilns that dry our clay was approximately 28% higher than the second quarter of the prior fiscal year. In addition, other manufacturing costs per ton produced were up approximately 2%. Higher expenses for employee salaries, wages, benefits and depreciation were partially offset by lower repair costs. Packaging costs were essentially flat compared to the second quarter of the prior fiscal year. A significant amount of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices. Prices for commodities may fluctuate considerably, particularly commodities related to our resin and paper-based packaging.

Total selling, general and administrative expenses were 1% lower for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The discussion of the segments' operating incomes below describes the selling, general and administrative expenses allocated to the operating segments, particularly lower advertising expense in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in the second quarter of fiscal 2017 included higher pension expense and additional costs related to the implementation of our new enterprise resource planning software.

Our tax expense was 19% of pre-tax income for the second quarter of fiscal 2017, compared to 25% in the second quarter of fiscal 2016. Our effective tax rate was based on the estimated level of our taxable income for the year and the assessment of various tax deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the second quarter of fiscal 2017 were $23,261,000, an increase of $636,000, or 3%, from net sales of $22,625,000 for the second quarter of fiscal 2016. Net sales of fluids purification products were up approximately 8%. Sales to edible oil producers accounted for much of the sales improvement, including a new customer in Europe added in the fourth quarter of fiscal 2016. Net sales of our agricultural chemical carriers to manufacturers of crop protection products were up slightly compared to the prior year. Sales of our animal health and nutrition products decreased approximately 4%. Lower sales in Latin America due to the transition to a new distributor were partially offset by higher sales in domestic and Asian markets. See “Foreign Operations” below for further discussion of increased animal health and nutrition sales by our subsidiary in China. Sales of co-packaged coarse cat litter were approximately 3% lower than in the second quarter of fiscal 2016 due to a price adjustment under our co-packaging agreement.

Selling, general and administrative expenses for the Business to Business Products Group were 7% lower due primarily to lower costs to promote our animal health and nutrition products compared to the second quarter of fiscal 2016.

The Business to Business Products Group’s operating income for the second quarter of fiscal 2017 was $7,815,000, an increase of $239,000, or 3%, from operating income of $7,576,000 in the second quarter of fiscal 2016. The benefits of higher sales and lower selling, general and administrative expenses more than offset increased natural gas and other manufacturing costs. See “Consolidated Results” above for further discussion of manufacturing and packaging costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the second quarter of fiscal 2017 were $41,913,000, a decrease of $829,000, or 2%, from net sales of $42,742,000 for the second quarter of fiscal 2016. Total cat litter net sales declined approximately 4% compared to the second quarter of the prior year. Lower sales of both our branded and private label cat litters was attributed to the decision to exit low margin business with two major customers. Our focus on the lightweight segment of the market delivered higher sales of both our Cat's Pride Fresh & Light Ultimate Care and our private label lightweight scoopable litters, although we reduced some of our marketing efforts during the quarter. We plan to continue our integrated marketing campaign to generate awareness and trial of lightweight cat litter products throughout the remainder of fiscal 2017.

Sales of industrial and automotive absorbent products were up approximately 7% from the second quarter of fiscal 2016 due primarily to higher sales to existing customers. Total sales for our subsidiary in the United Kingdom declined, while sales for our subsidiary in Canada increased. See “Foreign Operations” below for further discussion about the sales and types of products sold by these foreign subsidiaries.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 12% lower compared to the second quarter of fiscal 2016. The decrease was driven by approximately $400,000 lower advertising expense for our integrated marketing campaign to promote our Fresh & Light Ultimate Care lightweight cat litter. This campaign began in the second quarter of fiscal 2016. We expect to continue this campaign throughout the remainder of fiscal 2017; however, we plan to reallocate some of our anticipated spending between advertising, which is included in selling, general and administrative expenses, and trade promotions, which are included as a reduction of net sales. We expect advertising expense will be significant for the full year of fiscal 2017, but the amount is anticipated to be less than the corresponding expense in fiscal 2016.

The Retail and Wholesale Products Group's operating income for the second quarter of fiscal 2017 was $4,987,000, an increase of $692,000, or 16%, compared to operating income of $4,295,000 for the second quarter of fiscal 2016. The increase in operating income was driven by the $400,000 lower advertising costs discussed above. In contrast, higher natural gas and other manufacturing costs negatively impacted the Group's operating results. See “Consolidated Results” above for further discussion of these cost changes.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Total net sales by our foreign subsidiaries during the second quarter of fiscal 2017 were $3,324,000, a 10% increase compared to net sales of $3,019,000 in the second quarter of fiscal 2016. Our subsidiary in China reported higher sales for animal health and nutrition products with approximately 26% more tons sold, including sales to new customers. Sales also increased for both branded cat litter and industrial absorbent products sold by our subsidiary in Canada. These increases were partially offset by lower sales of fluids purification products by our subsidiary in the United Kingdom. Normal fluctuations in customers' ordering patterns and a weak exchange rate for the British Pound to the U.S. Dollar negatively impacted reported sales. Net sales by our foreign subsidiaries represented approximately 5% and 4% of our consolidated net sales during the second quarters of fiscal 2017 and 2016, respectively.

Our foreign subsidiaries reported net income of $267,000 for the second quarter of fiscal 2017 compared to a net loss of $69,000 for the second quarter of fiscal 2016. The improved profitability for the quarter was driven primarily by the higher sales.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems and real estate; supporting new product development; investing in infrastructure; repurchasing Common Stock; paying dividends; and business acquisitions. During the first six months of fiscal 2017, we principally used cash generated from operations to fund these requirements. We also have the ability to borrow under our revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”), as described further below, however we have not borrowed under the credit agreement in recent years. Cash and cash equivalents decreased $1,069,000 during the first six months of fiscal 2017 to $17,560,000, and short term investments decreased $2,826,000 during the same period to $7,358,000 as of January 31, 2017.

The following table sets forth certain elements of our Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended January 31,
	2017	2016
Net cash provided by operating activities	$9,093	$17,051
Net cash used in investing activities	(4,446)	(17,446)
Net cash used in financing activities	(5,784)	(5,949)
Effect of exchange rate changes on cash and cash equivalents	68	33
Net decrease in cash and cash equivalents	$(1,069)	$(6,311)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first six months of fiscal years 2017 and 2016 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $1,698,000 in the first six months of fiscal 2017 compared to a decrease of $652,000 in the first six months of fiscal 2016. The change in accounts receivable balances reflected differences in the level and timing of sales and collections, as well as the level of sales and the payment terms provided to various customers.

Prepaid expenses increased $3,784,000 in the first six months of fiscal 2017 compared to an increase of $2,671,000 in the first six months of fiscal 2016. Prepaid expenses increased in the first six months of both fiscal 2017 and 2016 due to prepayments of annual insurance premiums, as well as prepaid advertising costs. The increase in prepaid expenses in the first six months of fiscal 2017 also included prepayments for computer software licenses.

Accounts payable increased $852,000 in the first six months of fiscal 2017 compared to a decrease of $201,000 in the first six months of fiscal 2016. Trade and freight payable varied in both periods due to timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms. Current accrued estimated income taxes are also included in accounts payable balances.

Accrued expenses decreased $1,698,000 in the first six months of fiscal 2017 compared to an increase of $3,295,000 in the first six months of fiscal 2016. The payout of the prior fiscal year's discretionary incentive bonus drove the decrease in accrued salaries in the first six months of fiscal 2017, while the increase in the first six months of fiscal 2016 was driven by a higher incentive bonus accrual. Accrued plant expenses fluctuated in the first six months of both fiscal 2017 and 2016 due to timing of payments, changes in the cost of goods and services we purchased, production volume levels and vendor payment terms. In addition, accrued trade promotions and advertising varied due to the timing of marketing programs.

Accrued pension and postretirement benefits increased $1,001,000 in the first six months of fiscal 2017 compared to an increase of $554,000 in the first six months of fiscal 2016. The discount rate required to estimate the value of these accrued benefits as of the second quarter of fiscal 2017 was lower than the rate used in fiscal 2016, which resulted in a higher liability. See Note 6 of the notes to the unaudited Condensed Consolidated Financial Statements for further information.

Net cash used in investing activities

Cash used in investing activities was $4,446,000 in the first six months of fiscal 2017 compared to cash used in investing activities of $17,446,000 in the first six months of fiscal 2016. Cash used for capital expenditures was $7,279,000 and $4,795,000 in the first six months of fiscal 2017 and 2016, respectively. Capital expenditures in the first six months of fiscal 2017 included spending for the enterprise resource planning system implementation project and related infrastructure improvements, as well as equipment replacement at our manufacturing facilities. Net dispositions of short-term investments provided cash of $2,831,000 in the first six months of fiscal 2017, while net purchases used cash of $12,900,000 in the first six months of fiscal 2016. Purchases and dispositions of investment securities in both periods are impacted by variations in the timing of investment maturities, the operating cash needs of the Company and the availability of investment options.

Net cash used in financing activities

Cash used in financing activities was $5,784,000 in the first six months of fiscal 2017 compared to cash used in financing activities of $5,949,000 in the first six months of fiscal 2016. Scheduled payments on long-term debt were $3,083,000 and $3,484,000 in the first six months of fiscal 2017 and 2016, respectively. Dividend payments in the first six months of fiscal 2017 were $2,956,000 compared to $2,783,000 paid during the same period of fiscal 2016 due to a dividend increase.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,653,000 as of January 31, 2017 were higher than the January 31, 2016 balances of $1,499,000. See further discussion in “Foreign Operations” above.

We have a $25,000,000 unsecured revolving credit agreement with BMO Harris which expires on December 4, 2019. The agreement also provides for a maximum of $5,000,000 for foreign letters of credit. Under the agreement we may select a variable interest rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At January 31, 2017, the variable rates would have been 3.75% for the BMO Harris prime-based rate or 2.02% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under the credit agreement during the six months ended January 31, 2017 and 2016, and we were in compliance with its covenants.

As of January 31, 2017, we had remaining authority to repurchase 301,837 shares of Common Stock under a repurchase plan approved by our Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. We plan to continue promoting our Cat's Pride Fresh & Light Ultimate Care lightweight scoopable litter during fiscal 2017 and we expect total spending for advertising and trade spending to be significant, but slightly less than the total spent in fiscal 2016. We anticipate that our capital expenditures will increase in fiscal 2017, including spending for implementation of an enterprise resource planning software. We do not anticipate that these increased expenditures will dramatically impact our cash position; however our cash requirements are subject to change as business conditions warrant and opportunities arise. We continually evaluate our liquidity position and anticipated cash needs, as well as the financing options available to obtain additional cash reserves. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all financial covenants under debt agreements, including, but not limited to, the current credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The tables in the following subsection summarize our contractual obligations and commercial commitments (in thousands) as of January 31, 2017 for the time-frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Notes Payable	$12,333	$3,083	$6,167	$3,083	$—
Interest on Notes Payable	1,231	498	611	122	—
Operating Leases	14,708	1,854	2,511	1,538	8,805
Total Contractual Cash Obligations	$28,272	$5,435	$9,289	$4,743	$8,805

We made total contributions to our defined benefit pension plan of $636,000 during the first six months of fiscal 2017. We estimate contributions of approximately $840,000 will be made during the remainder of fiscal 2017. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$24,427	$24,427	$—	$—	$—

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

We are exposed to foreign currency fluctuation risk, primarily the U.S. Dollar relative to the British Pound, Euro, Canadian Dollar, Chinese Yuan and the Brazilian Real, as related to our foreign subsidiaries, to certain accounts receivable, and to our ability to sell in foreign markets. We are subject to translation exposure of our foreign subsidiaries’ financial statements from local currencies to U.S. Dollars. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated sales or net income. In addition, the portion of our consolidated accounts receivable denominated in foreign currencies is not significant. Finally, foreign sales of our products may be influenced by the relative strength or weakness of the U.S. Dollar compared to various other currencies, which makes our products relatively more or less expensive than our foreign competitors' products in local marketplaces. Foreign currency fluctuations had some bearing on our operating results in the first six months of fiscal 2017; however, historically the overall foreign currency fluctuation risk has not been material to our Consolidated Financial Statements and in the first six months of fiscal 2017 we did not enter into any hedge contracts in an attempt to offset any adverse effect of changes in currency exchange rates.

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

We are exposed to commodity price risk with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and, consistent with our past practice, we may purchase fuel at spot rates on a month to month basis and we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. As of January 31, 2017, we have not purchased any natural gas contracts for our planned kiln fuel needs for the remainder of fiscal 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  March 10, 2017

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