Form 10-Q
period 2017-04-30
Oil-Dri Corp of America
filed 2017-06-07
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended April 30, 2017
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

The registrant's telephone number, including area code: (312) 321-1515

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2017.
Common Stock – 5,107,796 Shares and Class B Stock – 2,188,771 Shares

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

TRADEMARK NOTICE

Cat’s Pride, Fresh & Light, Fresh & Light Ultimate Care and Oil-Dri are registered trademarks of Oil-Dri Corporation of America. Varium is a trademark of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	April 30, 2017	July 31, 2016
Current Assets
Cash and cash equivalents	$13,603	$18,629
Short-term investments	18,700	10,184
Accounts receivable, less allowance of $782 and $753 at April 30, 2017 and July 31, 2016, respectively	31,969	30,386
Inventories	23,813	23,251
Deferred income taxes	3,884	3,884
Prepaid repairs expense	3,905	3,938
Prepaid expenses and other assets	2,203	901
Total Current Assets	98,077	91,173

Property, Plant and Equipment
Cost	219,715	218,025
Less accumulated depreciation and amortization	(138,172)	(137,314)
Total Property, Plant and Equipment, Net	81,543	80,711

Other Assets
Goodwill	9,034	9,034
Trademarks and patents, net of accumulated amortization of $287 and $261 at April 30, 2017 and July 31, 2016, respectively	1,136	916
Customer list, net of accumulated amortization of $4,315 and $3,460 at April 30, 2017 and July 31, 2016, respectively	3,469	4,325
Deferred income taxes	12,239	12,754
Other	6,555	5,902
Total Other Assets	32,433	32,931

Total Assets	$212,053	$204,815

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	April 30, 2017	July 31, 2016
Current Liabilities
Current maturities of notes payable	$3,083	$3,083
Accounts payable	8,105	6,635
Dividends payable	1,485	1,477
Accrued expenses:
Salaries, wages and commissions	7,409	8,656
Trade promotions and advertising	2,848	2,855
Freight	2,203	1,579
Other	7,638	6,455
Total Current Liabilities	32,771	30,740

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $96 and $118 at April 30, 2017 and July 31, 2016, respectively	9,154	12,215
Deferred compensation	11,022	10,504
Pension and postretirement benefits	32,758	32,492
Other	3,560	3,313
Total Noncurrent Liabilities	56,494	58,524

Total Liabilities	89,265	89,264

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,015,166 shares at April 30, 2017 and 7,982,243 shares at July 31, 2016	802	798
Class B Stock, par value $.10 per share, issued 2,513,512 shares at April 30, 2017 and 2,515,735 shares at July 31, 2016	251	252
Additional paid-in capital	35,676	34,294
Retained earnings	154,966	149,945
Accumulated other comprehensive loss:
Pension and postretirement benefits	(13,000)	(13,867)
Cumulative translation adjustment	(206)	(155)
Total accumulated other comprehensive loss	(13,206)	(14,022)
Less Treasury Stock, at cost (2,907,370 Common and 324,741 Class B shares at April 30, 2017 and 2,912,953 Common and 324,741 Class B shares at July 31, 2016)	(55,701)	(55,716)
Total Stockholders’ Equity	122,788	115,551

Total Liabilities & Stockholders’ Equity	$212,053	$204,815

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Nine Months Ended April 30,
	2017	2016

Net Sales	$196,531	$197,397
Cost of Sales	(138,900)	(139,114)
Gross Profit	57,631	58,283
Selling, General and Administrative Expenses	(45,252)	(46,342)
Income from Operations	12,379	11,941

Other (Expense) Income
Interest expense	(722)	(768)
Interest income	38	18
Other, net	(4)	185
Total Other Expense, Net	(688)	(565)

Income Before Income Taxes	11,691	11,376
Income Tax Expense	(2,221)	(3,024)
Net Income	9,470	8,352

Retained Earnings:
Balance at beginning of period	149,945	142,095
Cash dividends declared and treasury stock issuances	(4,449)	(4,252)
Balance at End of Period	$154,966	$146,195

Net Income Per Share
Basic Common	$1.41	$1.25
Basic Class B Common	$1.06	$0.94
Diluted Common	$1.29	$1.15
Average Shares Outstanding
Basic Common	5,015	4,981
Basic Class B Common	2,081	2,049
Diluted Common	7,151	7,085
Dividends Declared Per Share
Basic Common	$0.6600	$0.6300
Basic Class B Common	$0.4950	$0.4725

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Nine Months Ended April 30,
	2017	2016

Net Income	$9,470	$8,352

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	867	457
Cumulative translation adjustment	(51)	142
Other Comprehensive Income	816	599
Total Comprehensive Income	$10,286	$8,951

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended April 30,
	2017	2016

Net Sales	$64,745	$64,235
Cost of Sales	(46,964)	(45,667)
Gross Profit	17,781	18,568
Selling, General and Administrative Expenses	(14,035)	(19,803)
Income (Loss) from Operations	3,746	(1,235)

Other Income (Expense)
Interest expense	(233)	(257)
Interest income	22	9
Other, net	233	250
Total Other Income, Net	22	2

Income (Loss) Before Income Taxes	3,768	(1,233)
Income Tax (Expense) Benefit	(557)	341
Net Income (Loss)	3,211	(892)

Net Income (Loss) Per Share
Basic Common	$0.48	$(0.14)
Basic Class B	$0.36	$(0.10)
Diluted Common	$0.44	$(0.13)
Average Shares Outstanding
Basic Common	5,022	4,986
Basic Class B	2,088	2,055
Diluted Common	7,164	7,041
Dividends Declared Per Share
Basic Common	$0.2200	$0.2100
Basic Class B	$0.1650	$0.1575

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended April 30,
	2017	2016

Net Income (Loss)	$3,211	$(892)

Other Comprehensive Income (Loss):
Pension and postretirement benefits (net of tax)	289	149
Cumulative translation adjustment	(100)	292
Other Comprehensive Income	189	441
Total Comprehensive Income (Loss)	$3,400	$(451)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Nine Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2017	2016
Net Income	$9,470	$8,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,553	8,991
Amortization of investment net discount	(16)	(6)
Non-cash stock compensation expense	1,137	962
Excess tax benefits for share-based payments	(228)	(68)
Deferred income taxes	531	280
Provision for bad debts and cash discounts	32	149
Loss on the sale of fixed assets	292	199
(Increase) Decrease in assets:
Accounts receivable	(1,665)	2,140
Inventories	(617)	(3,653)
Prepaid expenses	(1,171)	(593)
Other assets	(669)	(270)
Increase (Decrease) in liabilities:
Accounts payable	1,848	(1,383)
Accrued expenses	627	3,365
Deferred compensation	518	139
Pension and postretirement benefits	1,133	757
Other liabilities	258	48
Total Adjustments	11,563	11,057
Net Cash Provided by Operating Activities	21,033	19,409

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,418)	(7,052)
Proceeds from sale of property, plant and equipment	60	256
Purchases of short-term investments	(33,006)	(26,977)
Dispositions of short-term investments	24,506	18,680
Net Cash Used in Investing Activities	(18,858)	(15,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,083)	(3,484)
Dividends paid	(4,441)	(4,190)
Purchase of treasury stock	(135)	(18)
Proceeds from issuance of treasury stock	—	185
Proceeds from issuance of common stock	170	96
Excess tax benefits for share-based payments	228	68
Net Cash Used in Financing Activities	(7,261)	(7,343)
Effect of exchange rate changes on cash and cash equivalents	60	83
Net Decrease in Cash and Cash Equivalents	(5,026)	(2,944)
Cash and Cash Equivalents, Beginning of Period	18,629	20,138
Cash and Cash Equivalents, End of Period	$13,603	$17,194

OIL-DRI CORPORATION OF AMERICA & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Nine Months Ended April 30,
	2017	2016
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$554	$353
Cash dividends declared and accrued, but not paid	$1,485	$1,407

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and nine months ended April 30, 2017 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2017.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance under Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. In March, April, May and December of 2016, the FASB issued amended guidance that further clarifies the principles for recognizing revenue. We are currently in the process of performing a comprehensive evaluation of these requirements, including the impact on how we record certain incentives and advertising arrangements. The implementation date for this guidance was deferred and will now be effective at the beginning of our first quarter of fiscal year 2019. Transition options to implement this guidance include either a full or modified retrospective approach and early adoption is permitted. We have not yet selected an implementation method.

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
In March 2017, the FASB issued guidance under ASC 715, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires presenting the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. This standard also requires that other components of the net periodic benefit cost be presented separately from the line item(s) that includes service costs and outside of any subtotal of operating income, if one is presented, on a retrospective basis. Additionally, the new guidance limits the components that are eligible for capitalization in assets to only the service cost component. The new guidance is effective for our first quarter of fiscal year 2019, with early adoption permitted. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.
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

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	April 30, 2017	July 31, 2016
Finished goods	$14,684	$14,032
Packaging	5,092	4,672
Other	4,037	4,547
Total Inventories	$23,813	$23,251

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The obsolescence reserve not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at April 30, 2017 and July 31, 2016 were $831,000 and $806,000, respectively.

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
Level 3: Unobservable inputs.

Cash equivalents of $1,256,000 and $7,626,000 as of April 30, 2017 and July 31, 2016, respectively, were classified as Level 1. These cash instruments are primarily money market mutual funds and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Short-term investments included U.S. Treasury securities and certificates of deposit. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost, which approximated fair value as of April 30, 2017 and July 31, 2016.

Accounts receivable and accounts payable balances approximated their fair values at April 30, 2017 and July 31, 2016 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $12,957,000 and $16,651,000 as of April 30, 2017 and July 31, 2016, respectively. Our debt does not trade on a daily basis in an active market, therefore the fair value estimate is based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

We apply fair value techniques on at least an annual basis associated with: (1) valuing potential impairment loss related to goodwill, trademarks and other indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets. See Note 5 for further information about goodwill and other intangible assets.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible amortization expense was $306,000 and $363,000 in the third quarter of fiscal 2017 and 2016, respectively. Intangible amortization expense was $918,000 and $1,090,000 for the first nine months of fiscal 2017 and 2016, respectively. Estimated intangible amortization for the remainder of fiscal 2017 is $306,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

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

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2017	2016	2017	2016
Service cost	$456	$370	$1,369	$1,126
Interest cost	465	479	1,396	1,446
Expected return on plan assets	(443)	(480)	(1,330)	(1,442)
Amortization of:
Prior service costs	1	2	2	6
Other actuarial loss	457	239	1,371	735
Net periodic benefit cost	$936	$610	$2,808	$1,871

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2017	2016	2017	2016
Service cost	$31	$27	$94	$70
Interest cost	20	21	59	62
Amortization of:
Prior service costs	(2)	(2)	(5)	(5)
Other actuarial loss	11	—	31	—
Net periodic benefit cost	$60	$46	$179	$127

The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

The pension plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We contributed $686,000 and $1,322,000 to our pension plan during the third quarter and first nine months of fiscal 2017, respectively. We estimate contributions will be $335,000 for the remainder of fiscal 2017. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

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

			Assets
			April 30, 2017	July 31, 2016
			(in thousands)
Business to Business Products			$60,269	$61,007
Retail and Wholesale Products			92,261	91,626
Unallocated Assets			59,523	52,182
Total Assets			$212,053	$204,815

	For the Nine Months Ended April 30,
	Net Sales		Income
	2017	2016	2017	2016
	(in thousands)
Business to Business Products	$74,893	$70,919	$25,033	$24,049
Retail and Wholesale Products	121,638	126,478	5,996	5,682
Total Sales	$196,531	$197,397
Corporate Expenses			(18,650)	(17,790)
Income from Operations			12,379	11,941
Total Other Expense, Net			(688)	(565)
Income before Income Taxes			11,691	11,376
Income Taxes			(2,221)	(3,024)
Net Income			$9,470	$8,352

	For the Three Months Ended April 30,
	Net Sales		Income (Loss)
	2017	2016	2017	2016
	(in thousands)
Business to Business Products	$24,159	$22,473	$7,810	$7,304
Retail and Wholesale Products	40,586	41,762	1,516	(4,015)
Total Sales	$64,745	$64,235
Corporate Expenses			(5,580)	(4,524)
Income (Loss) from Operations			3,746	(1,235)
Total Other Income, Net			22	2
Income (Loss) before Income Taxes			3,768	(1,233)
Income Taxes			(557)	341
Net Income (Loss)			$3,211	$(892)

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

Stock Options

A summary of stock options is shown below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options outstanding and exercisable, July 31, 2016	10	$17.00	0.3	$205
Exercised	(10)	$17.00		$211
Options outstanding and exercisable, April 30, 2017	—

No stock options were exercised in the third quarter of either fiscal 2017 or 2016.

The amount of cash received from the exercise of stock options during the first nine months of fiscal years 2017 and 2016 was $170,000 and $281,000, respectively, and the related tax benefit was $80,000 and $68,000, respectively.

No stock options were granted during the first nine months of either fiscal year 2017 or 2016.

Restricted Stock

All of our non-vested restricted stock as of April 30, 2017 was issued under the 2006 Plan with vesting periods between two years and five years. There were no restricted shares of Common Stock granted in the third quarter of fiscal 2017. There were 500 restricted shares of Common Stock granted during the third quarter of fiscal 2016.

Stock-based compensation expense related to non-vested restricted stock for the third quarter of fiscal years 2017 and 2016 was $360,000 and $324,000, respectively. Stock-based compensation expense related to non-vested restricted stock for the first nine months of fiscal years 2017 and 2016 was $1,137,000 and $962,000, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2016	194	$29.09
Granted	31	$36.84
Vested	(39)	$26.38
Forfeitures	(1)	$31.24
Non-vested restricted stock outstanding at April 30, 2017	185	$30.96

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive income by component as of April 30, 2017 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2016	$(13,867)		$(155)	$(14,022)
Other comprehensive income before reclassifications, net of tax	—		(51)	(51)
Amounts reclassified from accumulated other comprehensive income, net of tax	867	a)	—	867
Net current-period other comprehensive income, net of tax	867		(51)	816
Balance as of April 30, 2017	$(13,000)		$(206)	$(13,206)

a) Amount is net of tax expense of $532,000. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 6 for further information.

10. RELATED PARTY TRANSACTIONS

A member of our Board of Directors is currently the President and Chief Executive Officer of a customer of ours. Total net sales to that customer, including sales to subsidiaries of that customer, were $142,000 and $140,000 for the third quarters of fiscal 2017 and 2016, respectively, and were $320,000 and $341,000 for the first nine months of fiscal 2017 and 2016, respectively. Outstanding accounts receivable from that customer, and its subsidiaries, were $40,000 and $28,000 as of April 30, 2017 and July 31, 2016, respectively.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2017 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2016

CONSOLIDATED RESULTS

Consolidated net sales for the nine months ended April 30, 2017 were $196,531,000, compared to net sales of $197,397,000 for the nine months ended April 30, 2016. Net sales were down for our Retail and Wholesale Products Group, but were up for our Business to Business Products Group. Consolidated net income for the first nine months of fiscal 2017 was $9,470,000, a 13% increase from net income of $8,352,000 for the first nine months of fiscal 2016. Both segments reported higher operating income, as described further below. Diluted net income per share was $1.29 for the first nine months of fiscal 2017, compared to $1.15 for the first nine months of fiscal 2016.

Consolidated gross profit as a percentage of net sales for the first nine months of fiscal 2017 was 29%, compared to 30% for the first nine months of fiscal 2016. Gross profit in fiscal 2017 was negatively impacted by the cost of natural gas used to operate kilns that dry our clay. The cost of natural gas per manufactured ton was approximately 27% higher than the prior year. Other manufacturing costs per ton produced were up approximately 6% compared to the same period in the prior fiscal year, including higher expenses for employee benefits, depreciation, wages, repairs and salaries. Gross profit was positively impacted by approximately 3% lower packaging costs per manufactured ton. A significant amount of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices. Prices for commodities may fluctuate considerably, particularly commodities related to our resin and paper-based packaging. The lower packaging costs reflected favorable commodity prices at the time of the most recent price adjustment.

Total selling, general and administrative expenses were 2% lower for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. The decrease was driven by lower advertising expense in the Retail and Wholesale Products Group. The discussion of the segments' operating incomes below describe the changes in the selling, general and administrative expenses that were allocated to the operating segments. The remaining unallocated corporate expenses in the first nine months of fiscal 2017 included increased pension expense and additional costs related to the implementation of our new enterprise resource planning software. These higher corporate expenses were partially offset by a lower estimated annual incentive bonus accrual compared to the prior year. The incentive bonus accruals were based on performance targets established for each fiscal year.

Tax expense was 19% of pre-tax income for the first nine months of fiscal 2017, compared to 27% for the first nine months of fiscal 2016. Our effective tax rate was based on the estimated level of our taxable income for the year and the assessment of various deductions, including depletion. The lower fiscal 2017 effective tax rate resulted from an estimated depletion deduction which was a greater percentage of pre-tax income compared to fiscal 2016.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first nine months of fiscal 2017 were $74,893,000, an increase of $3,974,000, or 6%, from net sales of $70,919,000 for the first nine months of fiscal 2016. Net sales of our animal health and nutrition products increased approximately 19%. Sales were higher in domestic and most foreign markets, particularly in Asia. In Latin America, the transition to a new distributor negatively impacted sales. Sales for the first nine months of fiscal 2017 also included customer trials of our new Varium poultry growth promoter. See “Foreign Operations” below for further discussion of increased animal health and nutrition sales by our subsidiary in China. Net sales of our fluids purification products were up approximately 9%. Sales to edible oil producers accounted for much of the sales improvement, which included sales to a new customer in Europe added in the fourth quarter of fiscal 2016. Lower sales from normal ordering fluctuations of customers in the petroleum oil processing industry partially offset this increase. Net sales of our agricultural chemical carrier products were essentially flat compared to the first nine months of the prior year. Sales of our co-packaged coarse cat litter were approximately 8% lower due to fewer tons sold and a price adjustment under our co-packaging agreement.

Selling, general and administrative expenses for the Business to Business Products Group were approximately 2% lower due primarily to lower costs to promote our animal health and nutrition products.

The Business to Business Products Group’s operating income for the first nine months of fiscal 2017 was $25,033,000, an increase of $984,000, or 4%, from operating income of $24,049,000 for the first nine months of fiscal 2016. The benefits of higher sales and lower packaging costs more than offset higher natural gas and other manufacturing costs. See “Consolidated Results” above for further discussion of packaging, natural gas and manufacturing costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first nine months of fiscal 2017 were $121,638,000, a decrease of $4,840,000, or 4%, from net sales of $126,478,000 for the first nine months of fiscal 2016. Total cat litter net sales declined approximately 5% compared to the first nine months of the prior year. Lower sales of both our branded and private label cat litters was largely attributed to the decision to exit low margin business with two major customers. Through the first nine months we continued our integrated marketing campaign to generate awareness and trial of lightweight cat litter products, although we spent significantly less for advertising in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. Our promotional efforts delivered higher sales of both our Cat's Pride Fresh & Light Ultimate Care and our private label lightweight scoopable litters for the first nine months of fiscal 2017.

Sales of industrial and automotive absorbent products were essentially flat compared to the first nine months of fiscal 2016. Nine month sales for our subsidiary in Canada were higher than the prior year, while sales for our subsidiary in the United Kingdom were lower. See “Foreign Operations” below for further discussion about the sales and types of products sold by these foreign subsidiaries.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 9% lower compared to the first nine months of fiscal 2016. Advertising expense decreased approximately $1,400,000 due to lower expenditures for the integrated marketing campaign to promote our Fresh & Light Ultimate Care lightweight cat litter, which began in the second quarter of fiscal 2016. We expect to continue promoting lightweight litter through the remainder of fiscal 2017. However, we plan to reallocate some of our anticipated spending between advertising, which is included in selling, general and administrative expenses, and trade promotions, which are included as a reduction of net sales. Although we expect advertising expense will be significant for the full year of fiscal 2017, the total is anticipated to be down from the corresponding expense in fiscal 2016.

The Retail and Wholesale Products Group's operating income for the first nine months of fiscal 2017 was $5,996,000, an increase of $314,000, or 6%, from operating income of $5,682,000 for the first nine months of fiscal 2016. The reduction in advertising costs, as discussed above, more than offset higher natural gas and other manufacturing costs. See “Consolidated Results” above for further discussion of packaging, natural gas and manufacturing costs.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first nine months of fiscal 2017 were $9,344,000, a 13% increase compared to net sales of $8,270,000 during the first nine months of fiscal 2016. Our subsidiary in China reported higher sales for animal health and nutrition products with approximately 29% more tons sold, including sales to new customers. Sales by our subsidiary in Canada increased for branded and private label lightweight cat litter. In addition, a new Canadian distributor provided increased sales of industrial absorbent products. These increases were partially offset by lower export sales of fluids purification products sold by our subsidiary in the United Kingdom. Net sales by our foreign subsidiaries represented 5% and 4% of our consolidated net sales during the first nine months of fiscal years 2017 and 2016, respectively.

Our foreign subsidiaries reported a net loss of $41,000 for the first nine months of fiscal 2017 compared to a net loss of $750,000 for the first nine months of fiscal 2016. The improved profitability was driven primarily by the higher sales.

Identifiable assets of our foreign subsidiaries as of April 30, 2017 were $7,719,000, compared to $8,017,000 as of April 30, 2016. The decrease was due primarily to lower net fixed assets, deferred income taxes and accounts receivable, which were partially offset by higher inventories.

THREE MONTHS ENDED APRIL 30, 2017 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2016

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended April 30, 2017 were $64,745,000, compared to net sales of $64,235,000 for the three months ended April 30, 2016. Net sales were up for our Business to Business Products Group, but were down for our Retail and Wholesale Products Group. Consolidated net income was $3,211,000 for the third quarter of fiscal 2017, compared to a net loss of $892,000 for the third quarter of fiscal 2016. Third quarter operating income increased for both our Business to Business Products and Retail and Wholesale Products Groups compared to the prior year. Significantly lower advertising expense in the quarter, as described below, drove improvements in both consolidated net income and the Retail and Wholesale Products Group's operating income. Diluted net income per share was $0.44 for the third quarter of fiscal 2017, compared to a diluted net loss per share of $0.13 for the third quarter of fiscal 2016.

Consolidated gross profit as a percentage of net sales for the third quarter of fiscal 2017 was 27%, compared to 29% for the third quarter of fiscal 2016. Higher natural gas and other manufacturing costs more than offset lower freight costs in the third quarter of fiscal 2017. The cost per manufactured ton for natural gas used to operate kilns that dry our clay increased approximately 54%. Other manufacturing costs per ton produced were up approximately 7%, including higher expenses for wages, benefits, repairs and depreciation. Packaging costs were essentially flat compared to the third quarter of the prior fiscal year.

Total selling, general and administrative expenses were 29% lower for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The discussion of the segments' operating incomes below describe the selling, general and administrative expenses allocated to the operating segments, particularly lower advertising expense in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in the third quarter of fiscal 2017 included increased pension expense and a higher estimated annual incentive bonus accrual, as well as additional costs related to the implementation of our new enterprise resource planning software. The incentive bonus accruals were based on performance targets established for each fiscal year.

Tax expense was 15% of pre-tax income for the third quarter of fiscal 2017, compared to 28% for the third quarter of fiscal 2016. Our effective tax rate was based on the estimated level of our taxable income for the year and the assessment of various tax deductions, including depletion. The lower fiscal 2017 effective tax rate resulted from an estimated depletion deduction which was a greater percentage of pre-tax income compared to fiscal 2016.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the third quarter of fiscal 2017 were $24,159,000, an increase of $1,686,000, or 8%, from net sales of $22,473,000 for the third quarter of fiscal 2016. Net sales of our fluids purification products were up approximately 13%. Sales to edible oil producers accounted for much of the sales improvement, which included sales to a new customer in Europe added in the fourth quarter of fiscal 2016. Sales of our animal health and nutrition products increased approximately 11% across domestic and foreign markets. Third quarter sales included customer trials of our new Varium poultry growth promoter. See “Foreign Operations” below for further discussion of increased animal health and nutrition sales by our subsidiary in China. Net sales of our agricultural chemical carriers to manufacturers of crop protection products were up slightly compared to the third quarter of the prior year. Sales of co-packaged coarse cat litter were approximately 4% lower than in the third quarter of fiscal 2016 due to fewer tons sold and a price adjustment under our co-packaging agreement.

Selling, general and administrative expenses for the Business to Business Products Group were 3% lower due primarily to lower costs to promote our animal health and nutrition products and collection of a previously reserved account receivable.

The Business to Business Products Group’s operating income for the third quarter of fiscal 2017 was $7,810,000, an increase of $506,000, or 7%, from operating income of $7,304,000 in the third quarter of fiscal 2016. The benefits of higher sales and lower selling, general and administrative expenses more than offset increased natural gas and other manufacturing costs. See “Consolidated Results” above for further discussion of manufacturing and packaging costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the third quarter of fiscal 2017 were $40,586,000, a decrease of $1,176,000, or 3%, from net sales of $41,762,000 for the third quarter of fiscal 2016. Total cat litter net sales declined approximately 4% compared to the third quarter of the prior year. Significantly less spending for advertising compared to the third quarter of fiscal 2016 contributed to lower branded scoopable litter sales; however, higher sales of our private label lightweight litters partially offset the decline. Lower sales of both our private label and branded coarse litters for the third quarter of fiscal 2017 compared to the prior year reflected the decline of this segment of the market.

Sales of sports products were up approximately 5% compared to the third quarter of fiscal 2016 due to higher volume. Sales of industrial and automotive absorbent products for the quarter were essentially the same as the prior year. Third quarter sales for our subsidiaries in both Canada and the United Kingdom were higher than the prior year. See “Foreign Operations” below for further discussion about the sales and types of products sold by these foreign subsidiaries.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 52% lower compared to the third quarter of fiscal 2016. The decrease was driven by approximately $6,400,000 lower advertising expense for our integrated marketing campaign to promote our Fresh & Light Ultimate Care lightweight cat litter, which began in the second quarter of fiscal 2016. We expect to continue promoting lightweight litter through the remainder of fiscal 2017. However, we plan to reallocate some of our anticipated spending between advertising, which is included in selling, general and administrative expenses, and trade promotions, which are included as a reduction of net sales. Although we expect advertising expense will be significant for the full year of fiscal 2017, the total is anticipated to be down from the corresponding expense in fiscal 2016.

The Retail and Wholesale Products Group's operating income for the third quarter of fiscal 2017 was $1,516,000, compared to an operating loss of $4,015,000 for the third quarter of fiscal 2016. The increase in operating income was driven by the lower advertising costs discussed above. The reduction in advertising costs more than offset higher natural gas and other manufacturing costs. See “Consolidated Results” above for further discussion of these cost changes.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during the third quarter of fiscal 2017 were $2,869,000, a 5% increase compared to net sales of $2,738,000 in the third quarter of fiscal 2016. Our subsidiary in China reported higher sales for animal health and nutrition products with approximately 4% more tons sold, including sales to new customers. Sales also increased for industrial absorbent products sold by our subsidiary in Canada, due primarily to a new distributor, and for export and domestic sales of fluids purification products by our subsidiary in the United Kingdom. Net sales by our foreign subsidiaries represented approximately 4% of our consolidated net sales during the third quarters of both fiscal 2017 and 2016.

Our foreign subsidiaries reported a net loss of $339,000 for the third quarter of fiscal 2017 compared to a net loss of $214,000 for the third quarter of fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems and real estate; supporting new product development; investing in infrastructure; repurchasing Common Stock; paying dividends; and business acquisitions. During the first nine months of fiscal 2017, we principally used cash generated from operations to fund these requirements. We also have the ability to borrow under our revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”), as described further below, however we have not borrowed under the credit agreement in recent years. Cash and cash equivalents decreased $5,026,000 during the first nine months of fiscal 2017 to $13,603,000; however, short term investments increased $8,516,000 during the same period to $18,700,000 as of April 30, 2017.

The following table sets forth certain elements of our Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended April 30,
	2017	2016
Net cash provided by operating activities	$21,033	$19,409
Net cash used in investing activities	(18,858)	(15,093)
Net cash used in financing activities	(7,261)	(7,343)
Effect of exchange rate changes on cash and cash equivalents	60	83
Net decrease in cash and cash equivalents	$(5,026)	$(2,944)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first nine months of fiscal years 2017 and 2016 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $1,633,000 in the first nine months of fiscal 2017 compared to a decrease of $2,289,000 in the first nine months of fiscal 2016. The change in accounts receivable balances reflected differences in the level and timing of sales and collections, as well as the payment terms provided to various customers.

Inventories increased $617,000 in the first nine months of fiscal 2017 compared to an increase of $3,653,000 in the first nine months of fiscal 2016. The substantial increase in fiscal 2016 was due to anticipated sales following the launch of our integrated marketing campaign to promote our Fresh & Light Ultimate Care lightweight cat litter.

Prepaid expenses increased $1,171,000 in the first nine months of fiscal 2017 compared to an increase of $593,000 in the first nine months of fiscal 2016. The increase in the first nine months of fiscal 2017 was due primarily to higher prepaid advertising expenses. Prepaid income taxes drove of the increase in the first nine months of fiscal 2016. Prepayments of annual insurance premiums in both fiscal years contributed to the increase in both fiscal years to a lesser extent.

Other assets increased $669,000 in the first nine months of fiscal 2017 compared to an increase of $270,000 in the first nine months of fiscal 2016. The increase in fiscal 2017 included prepayments for long-term computer software licenses. The cash surrender value of life insurance on former key employees increased in the first nine months of both fiscal years.

Accounts payable increased $1,848,000 in the first nine months of fiscal 2017 compared to a decrease of $1,383,000 in the first nine months of fiscal 2016. Trade and freight payable varied in both periods due to timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms. In addition, we performed a review of our vendor payment terms in fiscal 2017 and adjusted the timing of our payments accordingly. Current accrued estimated income taxes are also included in accounts payable balances.

Accrued expenses increased $627,000 in the first nine months of fiscal 2017 compared to an increase of $3,365,000 in the first nine months of fiscal 2016. The payout of the prior fiscal year's discretionary incentive bonus drove lower accrued salaries in the first nine months of fiscal 2017, while the increase in the first nine months of fiscal 2016 was driven by a higher incentive bonus accrual. Accrued plant expenses fluctuated in the first nine months of both fiscal years due to timing of payments, changes in the cost of goods and services we purchased, production volume levels and vendor payment terms. In addition, accrued trade promotions and advertising varied due to the timing of marketing programs.

Accrued pension and postretirement benefits increased $1,133,000 in the first nine months of fiscal 2017 compared to an increase of $757,000 in the first nine months of fiscal 2016. The trend of a lower discount rate used to estimate the value of these accrued benefits resulted in higher liabilities. See Note 6 of the notes to the unaudited Condensed Consolidated Financial Statements for further information.

Net cash used in investing activities

Cash used in investing activities was $18,858,000 in the first nine months of fiscal 2017 compared to cash used in investing activities of $15,093,000 in the first nine months of fiscal 2016. Cash used for capital expenditures was $10,418,000 and $7,052,000 in the first nine months of fiscal 2017 and 2016, respectively. Capital expenditures in the first nine months of fiscal 2017 included additional spending for the enterprise resource planning system implementation project and related infrastructure improvements. Net purchases of short-term investments used cash of $8,500,000 and $8,297,000 in the first nine months of fiscal 2017 and 2016, respectively. Purchases and dispositions of investment securities in both periods are impacted by variations in the timing of investment maturities, the operating cash needs of the Company and the availability of investment options.

Net cash used in financing activities

Cash used in financing activities was $7,261,000 in the first nine months of fiscal 2017 compared to cash used in financing activities of $7,343,000 in the first nine months of fiscal 2016. Scheduled payments on long-term debt were $3,083,000 and $3,484,000 in the first nine months of fiscal 2017 and 2016, respectively. Dividend payments in the first nine months of fiscal 2017 were $4,441,000 compared to $4,190,000 paid during the same period of fiscal 2016 due to a dividend increase.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,454,000 as of April 30, 2017 were lower than the April 30, 2016 balances of $1,460,000. See further discussion in “Foreign Operations” above.

We have a $25,000,000 unsecured revolving credit agreement with BMO Harris which expires on December 4, 2019. The agreement also provides for a maximum of $5,000,000 for foreign letters of credit. Under the agreement we may select a variable interest rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At April 30, 2017, the variable rates would have been 4.00% for the BMO Harris prime-based rate or 2.16% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under the credit agreement during the nine months ended April 30, 2017 and 2016, and we were in compliance with its covenants.

As of April 30, 2017, we had remaining authority to repurchase 301,444 shares of Common Stock under a repurchase plan approved by our Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and amount of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. We plan to continue promoting our Cat's Pride Fresh & Light Ultimate Care lightweight scoopable litter in the fourth quarter of fiscal 2017; however, we plan to reallocate some of our anticipated spending between advertising, which is included in selling, general and administrative expenses, and trade promotions, which are included as a reduction of net sales. We expect total spending for advertising and trade spending to be significant, but less than the total spent in fiscal 2016. We anticipate that our capital expenditures will increase in fiscal 2017, including spending for implementation of an enterprise resource planning software. We do not believe that these increased expenditures will dramatically impact our cash position; however our cash requirements are subject to change as business conditions warrant and opportunities arise. We continually evaluate our liquidity position and anticipated cash needs, as well as the financing options available to obtain additional cash reserves. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all financial covenants under debt agreements, including, but not limited to, the current credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The following tables summarize our contractual obligations and commercial commitments (in thousands) as of April 30, 2017 for the time-frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Notes Payable	$12,333	$3,083	$6,167	$3,083	$—
Interest on Notes Payable	982	432	489	61	—
Operating Leases	14,976	2,102	2,723	1,541	8,610
Total Contractual Cash Obligations	$28,291	$5,617	$9,379	$4,685	$8,610

We made total contributions to our defined benefit pension plan of $1,322,000 during the first nine months of fiscal 2017. We estimate contributions of approximately $335,000 will be made during the remainder of fiscal 2017. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$21,450	$21,450	$—	$—	$—

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

We are exposed to foreign currency fluctuation risk, primarily the U.S. Dollar relative to the British Pound, Euro, Canadian Dollar, Chinese Yuan and the Brazilian Real, as related to our foreign subsidiaries, to certain accounts receivable, and to our ability to sell in foreign markets. We are subject to translation exposure of our foreign subsidiaries’ financial statements from local currencies to U.S. Dollars. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated sales or net income. In addition, the portion of our consolidated accounts receivable denominated in foreign currencies is not significant. Finally, foreign sales of our products may be influenced by the relative strength or weakness of the U.S. Dollar compared to various other currencies, which makes our products relatively more or less expensive than our foreign competitors' products in local marketplaces. Foreign currency fluctuations had some bearing on our operating results in the first nine months of fiscal 2017; however, historically the overall foreign currency fluctuation risk has not been material to our Consolidated Financial Statements and in the first nine months of fiscal 2017 we did not enter into any hedge contracts in an attempt to offset any adverse effect of changes in currency exchange rates.

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

We are exposed to commodity price risk with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and, consistent with our past practice, we may purchase fuel at spot rates on a month to month basis and we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. As of April 30, 2017, we have not purchased any natural gas contracts for our planned kiln fuel needs for the remainder of fiscal 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Items 1A, 3 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 1. LEGAL PROCEEDINGS

Below is a supplement to the description of the litigation under Item 3, “Legal Proceedings,” in the Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

On February 3, 2015, we brought suit in the United States District Court for the Northern District of Illinois, Eastern Division, against Nestlé Purina PetCare Company (“Nestlé”) seeking monetary damages and injunctive relief based on Nestlé’s alleged infringement of a patent held by us. In response, Nestlé filed a petition for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to challenge certain of the claims in our patent. Nestlé obtained a stay of the lawsuit in district court until the PTAB agreed to consider Nestlé’s petition and issued its substantive decision on the IPR’s patent challenges.

The PTAB agreed to consider Nestlé’s petition, and on June 20, 2016, issued an order stating that Nestlé had not shown by a preponderance of the evidence that any of the challenged claims in our patent are unpatentable. In July 2016, Nestlé filed a motion for reconsideration of the PTAB’s decision, which was denied in February 2017 and has since been appealed by Nestlé. The stay of our lawsuit in district court was lifted, but Nestlé sought another stay until the pending appeal is decided. Nestlé’s request for a stay was denied on March 24, 2017.

In addition, on September 23, 2016, we brought another suit in the United States District Court for the Northern District of Illinois, Eastern Division, against Nestlé seeking monetary damages and injunctive relief based on Nestlé’s alleged infringement of a patent issued to us in 2016.

Due to the nature and current legal standing of the litigation with Nestlé, we cannot estimate the possible damages, if any, and the total expense associated with the lawsuits. Although no assurances can be given as to the results of the lawsuits, based on the present status, management does not believe that such results will have a material adverse effect on our financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2017, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarizes our Common Stock purchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES [1]
	(a)	(b)	(c)	(d)
For the Three Months Ended April 30, 2017	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]
February 1, 2017 to February 28, 2017	—	—	—	301,837
March 1, 2017 to March 31, 2017	393	34.26	—	301,444
April 1, 2017 to April 30, 2017	—	$—	—	301,444

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

Dated:  June 7, 2017

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