Form 10-K
period 2017-07-31
Oil-Dri Corp of America
filed 2017-10-10
CIK 74046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

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

(Do not check if a smaller reporting company)

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 31, 2017 was $166,622,000.

Number of shares of each class of Oil-Dri’s capital stock outstanding as of September 30, 2017:

          Common Stock – 5,107,796 shares

          Class B Stock – 2,188,771 shares

          Class A Common Stock – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference: Oil-Dri’s Proxy Statement for its 2017 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) not later than November 28, 2017 (120 days after the end of Oil-Dri’s fiscal year ended July 31, 2017), is incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

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

TRADEMARK NOTICE

Agsorb, Amlan, Calibrin, Cat’s Pride, ConditionAde, Flo-Fre, Fresh & Light, Fresh & Light Ultimate Care, Jonny Cat, KatKit, Oil-Dri, Pel-Unite, Perform, Pro Mound, Pro's Choice Sports Field Products, Pure-Flo, Rapid Dry, Select, Terra-Green, Ultra-Clear and Verge are all U.S. registered trademarks of Oil-Dri Corporation of America or of its subsidiaries. Saular is a Canadian registered trademark of Oil-Dri Corporation of America. MD-09 and Varium are trademarks of Oil-Dri Corporation of America. Fresh Step is a registered trademark of The Clorox Company (“Clorox”).

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

GENERAL BUSINESS DEVELOPMENTS

Consolidated net income was $10,792,000, or $1.47 per diluted share, for the fiscal year 2017, a 21% decrease from net income of $13,613,000, or $1.87 per diluted share, for fiscal year 2016.

Net sales were flat for the fiscal year ended July 31, 2017 compared to the prior fiscal year ended July 31, 2016. Income from operations was also relatively even with the prior year due to increased cost of sales that were primarily offset by lower selling, general and administrative expenses. Higher manufacturing costs drove the cost of sales increase, while lower advertising costs reduced selling, general and administrative expenses. A significantly higher tax rate reduced net income in fiscal year 2017 compared to the prior year. The lower tax rate in fiscal year 2016 was driven by the full release of the valuation allowance associated with the deferred tax asset for domestic Alternative Minimum Tax (“AMT”) credits.

Our balance sheet as of July 31, 2017 remained strong. Total cash, cash equivalents and short-term investments increased from fiscal year-end 2016 even as we invested in capital at our plants, spent funds for the enterprise resource planning system implementation and related infrastructure improvements, paid higher dividends and reduced our notes payable. The noncurrent liability for our pension and postretirement benefits decreased significantly due primarily to a higher discount rate required for the actuarial determination of these obligations.

PRINCIPAL PRODUCTS

Oil-Dri is a leader in developing, manufacturing and/or marketing sorbent products. Our sorbent products are principally produced from hydrated aluminosilicate minerals, primarily consisting of calcium bentonite, attapulgite and diatomaceous shale, which we refer to collectively as our “clay” or our “minerals.” Our sorbent technologies include absorbent and adsorbent products. Absorbents, like sponges, draw liquids up into their many pores. Examples of our absorbent clay products are Cat’s Pride and Jonny Cat branded premium cat litter, as well as other private label cat litters. Additional examples are our Oil-Dri branded floor absorbents, Amlan branded animal health and nutrition solutions for livestock, and Agsorb and Verge agricultural chemical carriers. Adsorbent products attract impurities in liquids, such as metals and surfactants, and form low-level chemical bonds. Examples of our adsorbent products are Pure-Flo, Perform and Select bleaching clay products, which act as a filtration media for edible oils, fats and tallows. Also, our Ultra-Clear product serves as a purification aid for petroleum-based oils and by-products. We also sell some nonclay-based products, such as our Oil-Dri synthetic sorbents used for industrial cleanup. Our principal products are described in more detail below.

Agricultural and Horticultural Products

We produce a wide range of functional granules and powders that enhance the performance of agricultural products. Our mineral-based absorbent products serve as crop protection chemical carriers, drying agents, and growing media. Our brands include: Agsorb, an agricultural chemical carrier and drying agent; Verge, an engineered granule agricultural chemical carrier; Flo-Fre, a highly absorbent microgranule flowability aid; and Terra-Green, a growing media supplement.

Agsorb and Verge carriers are used as alternatives to agricultural sprays. The clay granules absorb active ingredients and are then delivered directly into, or on top of, the ground providing a more precise application than chemical sprays. Verge carriers are spherical, uniform-sized granules with very low dust. Agsorb drying agent is blended into fertilizer-pesticide blends applied by farmers to absorb moisture and improve flowability. Agsorb also acts as a flowability aid for fertilizers and chemicals used in the lawn and garden market. Flo-Fre microgranules are used by grain processors and other large handlers of bulk products to soak up excess moisture, which prevents caking. We employ technical sales people to market these products in the United States.

Animal Health and Nutrition Products

We produce, or use contract processors to produce, Amlan brand name and private label products that manage the health and improve productivity of species in the livestock and aquaculture industries. For example, our products provide a number of solutions to health challenges of swine, poultry, shrimp and dairy cattle. Our Calibrin and ConditionAde products are used in animal feed to help animals defend against a broad spectrum of biotoxins. Our new Varium product was introduced in fiscal year 2016 to promote intestinal health in poultry. Our MD-09 moisture manager product is another feed additive for the reduction of wet droppings in poultry. In addition, our Pel-Unite and Pel-Unite Plus products are specialized animal feed pellet binders.

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

Bleaching Clay and Purification Aid Products

We produce an array of products for bleaching, purification and filtration applications which are used around the world by edible oil processors, as well as by refiners of jet fuel and other petroleum-based products. Bleaching clays are used by edible oil processors to adsorb soluble contaminants that create oxidation problems. Our Pure-Flo and Perform bleaching clays remove impurities, such as trace metals, chlorophyll and color bodies, in various types of edible oils. Perform products provide increased activity for hard-to-bleach oils. Our Select adsorbents are used to remove contaminants in vegetable oil processing and can also be used to prepare oil prior to the creation of biodiesel fuel. Our Ultra-Clear product is used as a purification and filtration medium for jet fuel and other petroleum-based products. These products are sold in the United States and in international markets by our team of technical sales employees, distributors and sales agents.

Cat Litter Products

We produce two types of mineral-based cat litter products, scoopable and traditional coarse non-clumping litters, both of which have absorbent and odor controlling characteristics. Scoopable litters have the additional characteristic of clumping when exposed to moisture, allowing the consumer to selectively dispose of the used portion of the litter. Scoopable litter products are further differentiated between lightweight and heavyweight. Lightweight scoopable litters offer superior performance with the added convenience of being lighter to carry and pour.

Branded products. Our scoopable and non-clumping litters are sold under our Cat’s Pride and Jonny Cat brand names. Our Cat's Pride Fresh & Light litters created the lightweight segment of the scoopable litter market. In addition, we offer our non-clumping litter in a pre-packaged, disposable tray under the Cat’s Pride KatKit and Jonny Cat brands. Moreover, we offer litter box liners under the Cat's Pride and Jonny Cat product lines. These products are sold through independent food brokers and by our sales force to major grocery, drug, dollar store, mass-merchandiser and pet outlets, as well as through e-commerce.

Private label products. We also produce private label scoopable and non-clumping cat litters for certain customers. We added scoopable lightweight cat litters to our private label offerings during fiscal year 2015.

Co-packaged products. We have two long-term supply arrangements (one of which is material to our business) under which we manufacture branded non-clumping litters for other marketers. Under these co-manufacturing relationships, the marketer controls all aspects of sales, marketing, and distribution, as well as the odor control formula, and we are responsible for manufacturing. The long-term supply agreement that is material to our business is with Clorox, under which we have the exclusive right to supply Clorox’s requirements for Fresh Step coarse cat litter up to certain levels.

Industrial and Automotive Products

We manufacture and/or sell products made from clay, polypropylene and recycled cotton materials that absorb oil, acid, paint, ink, water and other liquids. These products have industrial, automotive and home applications. Our clay-based sorbent products, such as Oil-Dri branded and private label floor absorbents, are used for floor maintenance in industrial applications to provide a non-slip and non-flammable surface for workers. These floor absorbents are also used in automotive repair facilities, car dealerships and other industrial applications, as well as for home use in garages and driveways. Our Oil-Dri branded polypropylene-based and cotton-based products are sold in various forms, such as pads, rolls, socks, booms and spill kits.

Industrial and automotive sorbent products are sold through distribution networks that includes industrial, auto parts, safety, sanitary supply, chemical and paper distributors. These products are also sold through environmental service companies, mass-merchandisers, catalogs and through e-commerce.

Sports Products

We manufacture and sell both branded and private label sports products. Pro’s Choice Sports Field Products are used on baseball, softball, football and soccer fields. Pro’s Choice soil conditioners are used in field construction or as top dressing to improve drainage, suppress dust and improve field performance. Pro Mound packing clay is used to construct pitcher’s mounds, catcher's stations and batter’s boxes. Rapid Dry drying agent is used to wick away excess water from the infield. Sports products are used at all levels of play, including professional, college and high school and on municipal fields. These products are sold through a network of distributors specializing in sports turf products.

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

Our wholly-owned subsidiary, Oil-Dri (U.K.) Limited, is a manufacturer, distributor and marketer of industrial floor absorbents, bleaching earth and cat litter. These products are marketed in the United Kingdom and Western Europe. Oil-Dri (U.K.) Limited also sells synthetic polypropylene sorbent materials and plastic containment products.

Our wholly-owned subsidiary, Oil-Dri SARL, is a Swiss company that performs various management, customer service and administrative functions for some of the international customers of our domestic operations.

Our foreign operations are subject to the normal risks of doing business overseas, such as currency fluctuations, restrictions on the transfer of funds and import/export duties. Our operating results have not historically been materially impacted by these foreign currency fluctuations. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further information about our foreign markets risks. Certain financial information about our foreign operations is contained in Note 2 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (“Walmart”) and its affiliates accounted for approximately 20%, 19% and 18% of our total net sales for fiscal years 2017, 2016 and 2015, respectively. Walmart is a customer in our Retail and Wholesale Products Group. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales; however, sales to Clorox (a customer in our Business to Business Products Group) and its affiliates accounted for approximately

6% of total net sales for each of fiscal years 2017, 2016 and 2015. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customer other than those described in this paragraph would not be expected to have a material adverse effect on our business.

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

In our Retail and Wholesale Products Group, we have five principal competitors, including one which is also our customer. The overall cat litter market has been relatively stable in recent years. The overwhelming majority of all cat litter is mineral based, including both scoopable and coarse non-clumping litters. Cat litters based on alternative strata such as paper, various agricultural waste products and silica gels have niche positions. Scoopable products have a majority of the cat litter market share followed by coarse non-clumping litters. The growing market share for scoopable cat litter has primarily offset the declining share for coarse non-clumping products.

There is significant competition to attract cat litter consumers across multi-outlet channels, including grocery, mass-merchandiser, dollar, pet and drug stores, as well as through e-commerce. Competition for the scoopable litter market has been particularly intense with new product offerings and increased advertising and promotions by our competitors and by us. We launched an integrated marketing campaign to promote our new Cat's Pride Fresh & Light Ultimate Care lightweight scoopable cat litter products in fiscal year 2016, and we continued this campaign during fiscal year 2017. We provide our customers with product innovation, a nation-wide distribution network and strong customer service. Our exceptional sales and research and development teams give us a further advantage over smaller and regional manufacturers.

In the Business to Business Products Group, we have seven principal competitors. Our bleaching clay and fluid purification products are sold in a highly cost competitive global marketplace. Performance is a primary competitive factor for these products. The animal health portion of this segment also operates in a global marketplace with price and performance competition from multi-national and local competitors. Competition for our crop protection products is primarily based on price, but competitor differentiation also exists in the ability to meet customer product specifications and enhancements in engineered granule technologies.

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

BACKLOG; SEASONALITY

As of July 31, 2017, 2016 and 2015, the value of our backlog of orders were approximately $9,817,000, $8,735,000 and $9,617,000, respectively. This value was determined by the number of tons on backlog order and the net selling prices. All backlog orders are expected to be filled within the next 12 months. We consider our business, taken as a whole, to be moderately seasonal; however, business activities of certain customers (such as agricultural chemical manufacturers) are subject to such seasonal factors as crop acreage planted, product formulation cycles and weather conditions.

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

RESERVES

We mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California; we also have reserves in Nevada, Oregon and Tennessee. We estimate that our proven mineral reserves as of July 31, 2017 were approximately 143,224,000 tons in aggregate and our probable reserves were approximately 134,643,000 tons in aggregate, for a total of 277,867,000 tons of mineral reserves. Based on our rate of consumption during fiscal year 2017, and without regard to any of our reserves in Nevada, Oregon and Tennessee, we consider our proven reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, was reflected at cost on our balance sheet.

It is our policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. We have a program of exploration for additional reserves and, although reserves have been acquired, we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During fiscal year 2017, we utilized these reserves to produce substantially all of the sorbent products that we sold.

Proven reserves are those reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. Probable reserves are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. We use geologists and mineral specialists who estimate and evaluate existing and potential reserves in terms of quality, quantity and availability.

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

The following schedule summarizes the net book value of land and other plant and equipment for each of our manufacturing facilities as of July 31, 2017 (in thousands):

	Land & Mineral Rights	Plant and Equipment
Ochlocknee, Georgia	$8,822	$29,974
Ripley, Mississippi	$1,804	$11,823
Mounds, Illinois	$1,637	$2,258
Blue Mountain, Mississippi	$908	$10,557
Taft, California	$1,506	$3,989

EMPLOYEES

During fiscal year 2017, we employed approximately 783 persons, 43 of whom were employed by our foreign subsidiaries. We believe our corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 55 of our employees in the U.S. and approximately 18 of our employees in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations to be satisfactory.

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

ENERGY

We primarily used natural gas in the processing kilns to dry our clay products during fiscal year 2017. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below for more information about commodity risk with respect to our energy use.

RESEARCH AND DEVELOPMENT

At our research and development facility in Vernon Hills, Illinois, we develop new products and applications and improve existing products. The facility’s staff (and various consultants they engage from time to time) may consist of geologists, mineralogists, chemists, microbiologists and doctors of veterinary medicine. In the past several years, our research efforts have resulted in a number of new sorbent products and processes. The facility produces prototype samples and tests new products for customer trial and evaluation. No significant research and development was customer sponsored, and all research and development costs are expensed in the period in which incurred. See Note 1 of the Notes to the Consolidated Financial Statements for further information about research and development expenses.

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

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including price, customer service, marketing, advertising and trade spending, technical support, product quality and delivery. Some of our competitors, particularly in the sale of cat litter (the largest product in our Retail and Wholesale Products Group), have substantially greater financial resources and market presence with established brands. The competition in the future may, in some cases, lead to price reductions, increased promotional spending, or loss of market share or product distribution, any of which could materially and adversely affect our operating results and financial condition.

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

•	our ability to anticipate and adapt to rapidly changing conditions;

•	introduction of new products and services by us or our competitors;

•	our ability to successfully implement price increases and surcharges, as well as other changes in our pricing policies or those of our competitors;

•	variations in purchasing patterns by our customers, including due to weather conditions;

•	the ability of major customers and other debtors to meet their obligations to us as they come due;

•	our ability to successfully manage regulatory, intellectual property, tax and legal matters;

•	litigation and regulatory judgments and charges, settlements, or other litigation and regulatory-related costs;

•
the overall tax rate of our business, which may be affected by a number of factors, including the use of tax attributes, the financial results of our international subsidiaries and the timing, size and integration of acquisitions we may make from time to time;

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

If our energy and other commodity costs increase disproportionately to our net sales, our earnings could be significantly reduced. Increases in our operating costs may reduce our profitability if we are unable to pass all the increases in energy and other commodity prices on to our customers through price increases or surcharges. Sustained price increases or surcharges in turn may lead to declines in volume, and while we seek to project tradeoffs between price increases and surcharges, on the one hand, and volume, on the other, there can be no assurance that our projections will prove to be accurate.

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

We may experience difficulties implementing our new enterprise resource planning system.
We are engaged in a multi-year implementation of a new enterprise resource planning system (“ERP”). The ERP is designed to accurately maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we have invested significant resources in planning and project management, significant implementation issues may arise.

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

We are subject to a variety of federal, state, local and foreign laws and regulatory requirements relating to the environment and to health and safety matters. For example, our mining operations are subject to extensive governmental regulation on matters such as permitting and licensing requirements, workplace safety, plant and wildlife protection, wetlands and other environmental protection, reclamation and restoration of mining properties after mining is completed, the discharge, storage and disposal of materials on the environment, and the effects that mining has on air or groundwater quality and water availability. We believe we have obtained all material permits and licenses required to conduct our present operations. We will, however, need additional permits and renewals of permits in the future.

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

We derived approximately 24% of our consolidated net sales from sales outside of the United States in fiscal year 2017. Our ability to sell our products and conduct our operations outside of the United States is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products or disrupt our operations in these markets, particularly when local political and economic conditions are unstable. In addition, international sales and operations are subject to currency exchange fluctuations, fund transfer and trade restrictions and import/export duties, and international operations are subject to foreign regulatory requirements and issues, including with respect to environmental matters. Any of these matters could result in sudden, and potentially prolonged, changes in demand for our products. Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country’s legal system.

We may incur adverse safety events or product liability claims that may be costly, create adverse publicity and may add further governmental regulation.

If any of the products that we sell cause, or appear to cause, harm to any of our customers or to consumers, we could be exposed to product liability lawsuits, heightened regulatory scrutiny, requirements for additional labeling, withdrawal of products from the market, indemnification obligations, imposition of fines or criminal penalties or other governmental actions. Any of these actions could result in material write-offs of inventory, material impairments of intangible assets, goodwill and fixed assets, material restructuring charges and other adverse impacts on our business operations. We cannot predict with certainty the eventual outcome of any pending or future litigation, and we could be required to pay substantial judgments or settlements against us or change our product formulations in response to governmental action. Further, lawsuits can be expensive to defend, whether or not they have merit, and the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in managing our business and our reputation could suffer, any of which could harm our business.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting and obtain an opinion from our independent registered public accounting firm on our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2017 and we obtained from our independent registered public accounting firm an unqualified opinion on our internal control over financial reporting; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

Risks Related to Our Common Stock

Our principal stockholders have the ability to control matters requiring a stockholder vote and could delay, deter or prevent a change in control of our company.

Under our Certificate of Incorporation, the holders of our Common Stock are entitled to one vote per share and the holders of our Class B Stock are entitled to ten votes per share; the two classes generally vote together without regard to class (except that any amendment to our Certificate of Incorporation changing the number of authorized shares or adversely affecting the rights of Common Stock or Class B Stock requires the separate approval of the class so affected as well as the approval of both classes voting together). As a result, the holders of our Class B Stock exert control over the Company and thus limit the ability of other stockholders to influence corporate matters. Beneficial ownership of Common Stock and Class B Stock by the Jaffee Investment Partnership, L.P. and its affiliates (including Richard M. Jaffee, our Chairman, and Daniel S. Jaffee, his son and our President and Chief Executive Officer) provides them with the ability to control the election of our Board of Directors and the outcome of most matters requiring the approval of our stockholders, including the amendment of certain provisions of our Certificate of Incorporation and By-Laws, the approval of any equity-based employee compensation plans and the approval of fundamental corporate transactions, including mergers and substantial asset sales. Through their concentration of voting power, our principal stockholders may be able to delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders.

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

We have previously relied on these exemptions (although we are not currently relying on the first exemption listed above), and we intend to continue to rely on them in the future, as applicable. As a result, you may not have the same benefits and information available to stockholders of NYSE-listed companies that are subject to all of the NYSE corporate governance requirements.

The market price for our Common Stock may be volatile.

In recent periods, there has been volatility in the market price for our Common Stock. Furthermore, the market price of our Common Stock could fluctuate substantially in the future in response to a number of factors, including the following:

•	fluctuations in our quarterly operating results or the operating results of our competitors;

•	changes in general conditions in the economy, the financial markets, or the industries in which we operate;

•	announcements of significant acquisitions, strategic alliances or joint ventures by us, our customers, suppliers or competitors;

•	introduction of new products or services;

•	increases in the price of energy sources and other raw materials; and

•	other developments affecting us, our industries, customers or competitors.

In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our Common Stock price, regardless of our operating results. Given its relatively small public float, number of stockholders and average daily trading volume, our Common Stock may be relatively more susceptible to volatility arising from any of these factors. There can be no assurance that the price of our Common Stock will increase in the future or be maintained at its recent levels.

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

Furthermore, in response to recent public focus on dual class capital structures, certain stock index providers are implementing limitations on the inclusion of dual class share structures in their indices. If these restrictions increase, they may impact who buys and holds our stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Real Property Holdings and Mineral Reserves

	Land Owned	Land Leased	Land Unpatented Claims	Total	Estimated Proven Reserves	Estimated Probable Reserves	Total
	(acres)				(thousands of tons)
California	795	—	1,030	1,825	4,022	11,226	15,248
Georgia	3,846	1,451	—	5,297	33,487	23,963	57,450
Illinois	105	508	—	613	2,809	1,596	4,405
Mississippi	2,219	999	—	3,218	76,590	91,857	168,447
Nevada	535	—	—	535	23,316	2,976	26,292
Oregon	340	—	—	340	—	25	25
Tennessee	178	—	—	178	3,000	3,000	6,000
	8,018	2,958	1,030	12,006	143,224	134,643	277,867

The Mississippi, Georgia, Tennessee, Nevada, California and Illinois properties are primarily mineral in nature, except our research and development facility which is included in the Illinois owned land. We mine sorbent minerals primarily consisting of calcium bentonite, attapulgite and diatomaceous shale. We use geologists and mineral specialists who prepared the estimated reserves of these minerals in the table above. See also Item 1 “Business” above for further information about our reserves. The locations in the table above collectively produced approximately 753,000 tons of finished product in fiscal year 2017, 784,000 tons in fiscal year 2016 and 808,000 tons in fiscal year 2015. Parcels of such land are also sites of manufacturing facilities operated by us. We own approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing, packaging and distribution facility for our Canadian subsidiary.

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

We have no mortgages on the real property we own. The leases for the Alpharetta, Georgia facility and the Shenzhen, China office both expire in 2018. The Wisbech, United Kingdom facility lease expires in 2032 and the Chicago, Illinois corporate office lease expires in 2033. The lease for the Coppet, Switzerland office is on a year-to-year basis. We consider that our properties are generally in good condition, well maintained and suitable and adequate to carry on our business.

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

Due to the nature and current legal standing of the litigation with Nestlé, we cannot estimate the possible damages, if any, and the total expense associated with the lawsuit. Although no assurances can be given as to the result of the lawsuit, based on the present status, management does not believe that such result will have a material adverse effect on our financial condition or results of operations.

In addition, on September 23, 2016, we brought another suit in the United States District Court for the Northern District of Illinois, Eastern Division, against Nestlé seeking monetary damages and injunctive relief based on Nestlé’s alleged infringement of a patent issued to us in 2016. Nestle brought counterclaims in response to this lawsuit. The parties agreed to dismiss the lawsuit and counterclaims on June 16, 2017.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol ODC. There is no established trading market for our Class B Stock. There are no shares of Class A Common Stock currently outstanding. See Note 6 of the Notes to the Consolidated Financial Statements for a description of our Common Stock, Class B Stock and Class A Common Stock. The number of holders of record of Common Stock and Class B Stock on September 29, 2017 were 636 and 29, respectively, as reported by our transfer agent. In the last three years, we have not sold any securities which were not registered under the Securities Act of 1933.

The following table sets forth, for the periods indicated, the high and low sales price for our Common Stock listed on the NYSE and dividends per share declared on our Common Stock and Class B Stock.

	Common Stock Price Range		Cash Dividends Per Share
	Low	High	Common Stock	Class B Stock
Fiscal Year 2017:
First Quarter	$32.55	$39.52	$0.2200	$0.1650
Second Quarter	$31.35	$40.94	0.2200	0.1650
Third Quarter	$33.26	$40.95	0.2200	0.1650
Fourth Quarter	$33.61	$43.84	0.2300	0.1730
Total			$0.8900	$0.6680

Fiscal Year 2016:
First Quarter	$21.65	$31.61	$0.2100	$0.1575
Second Quarter	$28.42	$38.92	0.2100	0.1575
Third Quarter	$32.24	$38.43	0.2100	0.1575
Fourth Quarter	$29.89	$37.67	0.2200	0.1650
Total			$0.8500	$0.6375

Dividends. Our Board of Directors determines the timing and amount of any dividends. Our Board of Directors may change its dividend practice at any time. The declaration and payment of future dividends, if any, will depend upon, among other things, our future earnings, capital requirements, financial condition, legal requirements, contractual restrictions and other factors that our Board of Directors deems relevant. Our Credit Agreement with BMO Harris Bank N.A. (“BMO Harris”) requires that certain minimum net worth and tangible net worth levels are to be maintained. To the extent that these balances are not attained, our ability to pay dividends may be impaired. See Note 3 of the Notes to the Consolidated Financial Statements for further information about our note agreements.

Issuer Repurchase of Equity Securities. Our Board of Directors authorized the repurchase of 250,000 shares of Common Stock on March 11, 2011 and authorized the repurchase of an additional 250,000 shares on June 14, 2012. These authorizations do not have a stated expiration date. As of July 31, 2017, a total of 301,444 shares of Common Stock may yet be repurchased under these authorizations. We do not have any current authorization from our Board of Directors to repurchase shares of Class B Stock.

Equity Compensation Plan Information. The following table presents information about compensation plans under which our equity securities are authorized for issuance. There are no outstanding stock options as of July 31, 2017. See Note 7 of the Notes to the Consolidated Financial Statements for further information about these stock-based compensation plans.

Equity Compensation Plan Information As Of July 31, 2017
Plan Category	Number of securities to be issued upon exercise of outstanding options (in thousands) (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders	—	$—	345

PERFORMANCE GRAPH

The following graph shows the annual cumulative total stockholders’ return for the five years ending July 31, 2017 on an assumed investment of $100 on July 31, 2012 in our Common Stock, the Russell Microcap Index and the Russell 2000-Material and Processing Economic Sector Index. Our Common Stock is included in the Russell Microcap Index and we consider the Russell 2000-Material and Processing Economic Sector Index to be our peer group. The graph assumes all dividends were reinvested. The historical stock price performance of our Common Stock is not necessarily indicative of future stock performance.

Comparative Five-Year Total Returns
Oil-Dri Corporation of America, Russell Microcap Index, Russell 2000-Materials & Processing Index
(Performance results through July 31, 2017)

	2012	2013	2014	2015	2016	2017
Oil-Dri Corporation of America	$100.00	$149.86	$140.32	$129.64	$190.23	$215.16
Russell Microcap	$100.00	$137.11	$148.45	$166.72	$159.38	$192.18
Russell 2000-Materials & Processing	$100.00	$135.73	$149.77	$146.98	$167.68	$196.05

This performance graph and accompanying disclosure is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

ITEM 6 – SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF FINANCIAL DATA
(In thousands, except for per share amounts and ratios)
	Fiscal Year Ended July 31,
	2017	2016	2015	2014	2013
Summary of Operations
Net Sales	$262,307	$262,313	$261,402	$266,313	$250,583
Cost of Sales	(188,595)	(185,164)	(201,245)	(206,663)	(184,084)
Gross Profit	73,712	77,149	60,157	59,650	66,499
Selling, General and Administrative Expenses	(58,482)	(61,736)	(45,004)	(47,232)	(47,558)
Capacity Rationalization Charges (1)	—	—	—	—	(70)
Income from Operations	15,230	15,413	15,153	12,418	18,871
Other Income (Expense)
Interest Income	95	29	13	23	34
Interest Expense	(888)	(1,035)	(1,327)	(1,569)	(1,773)
Foreign Exchange (Losses) Gains	(184)	(384)	(349)	35	(56)
Other, Net	292	334	679	430	423
Total Other Expense, Net	(685)	(1,056)	(984)	(1,081)	(1,372)
Income before Income Taxes	14,545	14,357	14,169	11,337	17,499
Income Taxes	(3,753)	(744)	(2,801)	(2,981)	(2,913)
Net Income	$10,792	$13,613	$11,368	$8,356	$14,586
Average Shares Outstanding
Diluted	7,158	7,094	7,037	7,004	6,927
Net Income per Share
Basic Common	$1.60	$2.04	$1.73	$1.27	$2.25
Basic Class B Common	$1.20	$1.53	$1.30	$0.96	$1.69
Diluted Common	$1.47	$1.87	$1.59	$1.17	$2.07
Important Highlights
Total Assets (2)	$212,575	$204,815	$189,885	$185,961	$183,250
Long-Term Debt, Net (2)	$9,161	$12,215	$15,271	$18,657	$22,091
Working Capital	$64,063	$60,433	$53,755	$54,016	$71,925
Working Capital Ratio	2.9	3.0	2.9	2.8	3.3
Book Value per Share	$17.75	$16.42	$15.85	$14.94	$14.96
Dividends Declared	$6,002	$5,701	$5,312	$5,040	$4,712
Dividends Declared per Common Share	$0.8900	$0.8500	$0.8100	$0.7700	$0.7300
Dividends Declared per Class B Common Share	$0.6680	$0.6375	$0.6075	$0.5775	$0.5475
Capital Expenditures	$14,763	$10,684	$15,859	$18,566	$9,795
Depreciation and Amortization	$12,772	$12,192	$11,994	$10,396	$8,946
Net Income as a Percent of Net Sales	4.1%	5.2%	4.3%	3.1%	5.8%
Return on Average Stockholders' Equity	8.9%	12.0%	10.6%	8.1%	15.5%
Gross Profit as a Percent of Net Sales	28.1%	29.4%	23.0%	22.4%	26.5%
Operating Expenses as a Percent of Net Sales	22.3%	23.5%	17.2%	17.7%	19.0%
(1) In fiscal year 2013, a one-time charge was incurred for the relocation of production of our industrial floor absorbent and cat litter products from our facility located in Mounds, Illinois to our plants located in Mississippi.
(2) Prior year amounts have been retrospectively adjusted to conform to the current year presentation of debt issuance costs required by new guidance under Accounting Standards Codification (“ASC”) 835, Simplifying the Presentation of Debt Issuance Cost. See Note 1 of the Notes to the Consolidated Financial Statements for details.

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

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals, primarily consisting of calcium bentonite, attapulgite and diatomaceous shale. Our principal products include agricultural and horticultural chemical carriers, animal health and nutrition products, cat litter, fluid purification and filtration bleaching clays, industrial and automotive floor absorbents and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and other customers who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: Retail and Wholesale Products Group and Business to Business Products Group. Each operating segment is discussed individually below. Additional detailed descriptions of the operating segments are included in Item 1 “Business” above.

Consolidated net income was $10,792,000, or $1.47 per diluted share, for the fiscal year ended July 31, 2017, a 21% decrease from net income of $13,613,000, or $1.87 per diluted share, for the fiscal year ended July 31, 2016. Net sales were flat in fiscal year 2017 compared to fiscal year 2016. Income from operations was also relatively even with the prior year due to increased cost of sales that were primarily offset by lower selling, general and administrative expenses. Higher manufacturing costs drove the cost of sales increase, while lower advertising costs reduced selling, general and administrative expenses. A significantly higher tax rate reduced net income in fiscal year 2017 compared to fiscal year 2016. The lower tax rate in fiscal year 2016 was driven by the full release of the valuation allowance associated with the deferred tax asset for domestic AMT credits.

Our balance sheet as of July 31, 2017 remained strong. Total cash, cash equivalents and short-term investments increased $3,858,000 from fiscal year-end 2016 even as we invested in capital at our plants, spent funds for the enterprise resource planning system implementation and related infrastructure improvements, paid higher dividends and reduced our notes payable. The noncurrent liability for our pension and postretirement benefits decreased $3,331,000 due primarily to a higher discount rate required for the actuarial determination of these obligations.

RESULTS OF OPERATIONS
FISCAL YEAR 2017 COMPARED TO FISCAL YEAR 2016

CONSOLIDATED RESULTS

Consolidated net sales in fiscal year 2017 were $262,307,000, a decrease of $6,000 from net sales of $262,313,000 in fiscal year 2016. Net sales in our Business to Business Products Group increased for our products used in animal health, fluids purification and agriculture applications. Net sales in our Retail and Wholesale Products Group declined, primarily for our cat litter products; however, net sales increased for our subsidiary in Canada and for our industrial absorbent products. Sales fluctuations by operating segment are further discussed below.

Consolidated gross profit in fiscal year 2017 was $73,712,000, a decrease of $3,437,000 from gross profit of $77,149,000 in the prior year. Our gross margin (defined as gross profit as a percentage of net sales) in fiscal year 2017 decreased to 28% from 29% in fiscal year 2016. Gross profit decreased due primarily to higher manufacturing costs. The cost of natural gas used to operate kilns that dry our clay during processing increased approximately 27% per ton produced. In addition, non-fuel manufacturing costs per ton were up approximately 8%, driven by reduced fixed cost absorption due to fewer tons produced, as well as by increased labor, employee benefits and depreciation costs. Depreciation costs increased as we continue to invest in machinery and equipment at our plants. Overall packaging and freight costs per ton produced declined slightly. A significant amount of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices, including prices for resin and paper. Lower packaging costs reflected favorable price adjustment. Our freight costs are influenced by diesel prices, as well as by truck, rail and ocean vessel availability and government regulations.

Total selling, general and administrative expenses were 5% lower in fiscal year 2017 compared to fiscal year 2016. The discussions of each segment's operating income below describe the changes in selling, general and administrative expenses that were allocated to that segment, particularly a lower advertising expense in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in fiscal year 2017 included a higher pension expense and additional expenditures related to the implementation of our new enterprise resource planning software. See Note 8 of Notes to the Consolidated Financial Statements for more information about the pension expense. These higher corporate expenses were partially offset by a lower estimated annual discretionary incentive plan bonus accrual compared to fiscal year 2016. The incentive bonus accrual was based on actual financial results achieved for the fiscal year and discretion by our Chief Executive Officer, in accordance with the incentive plan's provisions.

Our effective tax rate of 25.8% of pre-tax income in fiscal year 2017 was more in line with our historic experience, compared to the fiscal year 2016 tax rate of 5.2%. The lower rate in fiscal year 2016 was due to the release of the valuation allowance related to our deferred tax asset for domestic AMT credits. This decision to release the valuation allowance in fiscal year 2016 was based on the belief that we would continue to achieve margin and profitability levels in the future that would allow us to use the AMT credits. See Note 5 of the Notes to the Consolidated Financial Statements for additional information about our income taxes.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for fiscal year 2017 were $100,419,000, an increase of $3,975,000, or 4%, from net sales of $96,444,000 in fiscal year 2016. Net sales increased for our products used in animal health, fluids purification and agriculture applications. Net sales of animal health and nutrition products were up approximately 14% in domestic and most foreign markets. Our subsidiary in China contributed to the sales increase, as discussed further in “Foreign Operations” below. Also contributing to the increased sales were customer trials of our new Varium product introduced in fiscal year 2016. Sales in Latin America were negatively impacted during the transition to a new distributor. Sales of our fluid purification products increased approximately 4%. Sales to edible oil producers accounted for much of the sales improvement, which included sales to a large customer in Europe added in the fourth quarter of fiscal year 2016. Total sales of our agricultural products were approximately 2% higher. Sales improved for both our traditional and engineered granule crop protection chemical carriers, as well as for products that serve as flowability aids. Sales of our co-packaged cat litter declined approximately 1% due to fewer tons sold.

The Business to Business Products Group’s selling, general and administrative expenses in fiscal year 2017 decreased approximately 2% compared to fiscal year 2016 due primarily to lower costs to promote and develop our animal health products.

The Business to Business Products Group’s operating income of $33,343,000 in fiscal year 2017 was essentially flat, with a decrease of only $121,000 from operating income of $33,464,000 in fiscal year 2016. See further discussion of manufacturing, packaging and freight costs in “Consolidated Results” above.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for fiscal year 2017 were $161,888,000, a decrease of $3,981,000, or 2%, from net sales of $165,869,000 in fiscal year 2016. The sales decline was driven by our cat litter products. Sales of our industrial absorbent and sports products increased slightly from the prior year. The Group's results also included our subsidiaries in Canada and the United Kingdom. Higher sales were reported for our subsidiary in Canada, while sales for our subsidiary in the United Kingdom declined marginally from the prior year. Our foreign subsidiaries' results are discussed further in “Foreign Operations” below.

Overall cat litter net sales were down approximately 4% compared to the prior year. Net sales of our branded and private label coarse non-clumping litter were down approximately 7%. This decline was attributed primarily to our decision not to pursue continued business with two major low margin customers and the continued weakening of this segment of the cat litter market. Net sales were also down for our heavyweight scoopable litters, which faced increased competition from new products introduced by our competitors. In addition, we have shifted our focus from heavyweight to more profitable lightweight business. Sales of our branded lightweight scoopable were negatively impacted as customers switched from our original Fresh & Light litter to our newer Fresh & Light Ultimate Care products. These sales declines were partially offset by significantly higher sales of our private label lightweight litter, about half of which was attributed to new distribution. The private label lightweight segment of the cat litter market continued to grow during the year.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were approximately 17% lower compared to fiscal year 2016. Advertising expenses for fiscal year 2017 decreased approximately $4,300,000 due to lower expenditures for the integrated marketing campaign to promote our Fresh & Light Ultimate Care lightweight cat litter, which began in the second quarter of fiscal year 2016. We plan to continue promoting our lightweight litter and we expect the advertising expense in fiscal year 2018 to be at similar levels as fiscal year 2017.

The Retail and Wholesale Products Group’s segment operating income for fiscal year 2017 was $6,775,000, an increase of $1,766,000, or 35%, from operating income of $5,009,000 in fiscal year 2016. The reduction in advertising costs, as discussed above, and the benefit of higher selling prices were partially offset by higher natural gas and other manufacturing costs. See further discussion of manufacturing, packaging and freight costs in “Consolidated Results” above.

FOREIGN SUBSIDIARIES
Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during fiscal year 2017 were $12,535,000, an increase of $1,276,000, or 11%, from net sales of $11,259,000 during fiscal year 2016. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales during fiscal year 2017. Sales were higher for our subsidiaries in China and Canada, while sales for our subsidiary in the United Kingdom declined marginally. Our subsidiary in China sold approximately 13% more tons in fiscal year 2017, including sales to new customers. Sales for our Canadian subsidiary increased due to new distribution for branded and private label lightweight cat litter, as well as for industrial absorbent products.

For fiscal year 2017, our foreign subsidiaries reported a net loss of $41,000, compared to a net loss of $961,000 in fiscal year 2016. The net loss decreased due primarily to the higher sales described above. Fiscal year 2017 results also include a positive exchange rate impact upon conversion of our United Kingdom subsidiary's financial statements from the British Pound to the U.S. Dollar.

Identifiable assets of our foreign subsidiaries as of July 31, 2017 were $8,028,000 compared to $7,297,000 as of July 31, 2016. The increase was due primarily to higher cash and inventories, which were partially offset by lower fixed assets and deferred income taxes.

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

Consolidated gross profit in fiscal year 2016 was $77,149,000, an increase of $16,992,000 from gross profit of $60,157,000 in the prior year. Our gross margin in fiscal year 2016 increased to 29% from 23% in fiscal year 2015. Gross profit increased due primarily to a shift in sales to more value-added products and lower costs. The cost of natural gas used to operate kilns that dry our clay during processing decreased approximately 21% per ton produced. Freight costs declined due to lower diesel prices, as well as additional capacity and regulation changes in the truck freight industry. A significant amount of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices. Lower packaging costs reflected favorable price adjustment as commodity prices have declined, particularly for resin and paper-based packaging. In contrast, other non-fuel manufacturing costs per ton were up approximately 2% driven by reduced fixed cost absorption due to fewer tons produced, as well as increased repair and depreciation costs. Depreciation costs increased as we continue to invest in machinery and equipment at our plants.

Total selling, general and administrative expenses were 37% higher in fiscal year 2016 compared to fiscal year 2015. The discussions of each segment's operating income below describe the changes in selling, general and administrative expenses that were allocated to that segment, particularly higher advertising expense. The remaining unallocated corporate expenses in fiscal year 2016 included a higher estimated annual discretionary incentive plan bonus accrual as compared to fiscal year 2015. The incentive bonus accrual was based on actual financial results achieved for the fiscal year and discretion by our Chief Executive Officer, in accordance with the incentive plan's provisions. Expenses for postretirement benefit plans also increased, as described further in Notes 8 and 9 to the Consolidated Financial Statements.

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

Selling, general and administrative expenses for the Retail and Wholesale Products Group were approximately 69% higher compared to fiscal year 2015. Advertising expenses for fiscal year 2016 increased approximately $12,500,000 due to the integrated marketing campaign we launched in March 2016 to promote our Cat's Pride Fresh & Light Ultimate Care lightweight scoopable cat litter.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; paying dividends; and, from time to time, business acquisitions. During fiscal year 2017, we primarily used cash generated from operations to fund these requirements. We also have the ability to borrow under our revolving credit agreement with BMO Harris, as described further below, however we have not borrowed under this agreement in recent years. Cash and cash equivalents totaled $9,095,000, $18,629,000 and $20,138,000 as of July 31, 2017, 2016 and 2015, respectively. Short term investments were $23,576,000, $10,184,000 and $2,190,000 as of July 31, 2017, 2016 and 2015, respectively.

The following table sets forth certain elements of our Consolidated Statements of Cash Flows for the fiscal year (in thousands):

	2017	2016	2015
Net cash provided by operating activities	$26,949	$25,171	$26,976
Net cash used in investing activities	(28,044)	(18,407)	(14,246)
Net cash used in financing activities	(8,550)	(8,442)	(8,743)
Effect of exchange rate changes on cash and cash equivalents	111	169	(79)
Net (decrease) increase in cash and cash equivalents	$(9,534)	$(1,509)	$3,908

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for fiscal years 2017 and 2016 were as follows:

Deferred income taxes were $2,408,000 lower at fiscal year-end 2017 compared to fiscal year-end 2016, but were $8,114,000 higher at fiscal year-end 2016 compared to fiscal year-end 2015. A decrease in both the pension and postretirement benefits liability and the trade promotions and advertising expense accrual drove the lower deferred income taxes at fiscal year- end 2017 compared to fiscal year-end 2016. In contrast, an increase in both of these liabilities resulted in higher deferred income taxes at fiscal year-end 2016 compared to fiscal year-end 2015. The changes in these liabilities are discussed further below. Also, see Note 8 of the Notes to the Consolidated Financial Statements for more information regarding our postretirement benefit plans.

Accounts receivable, less allowance for doubtful accounts and cash discounts, were $2,344,000 higher at fiscal year-end 2017 compared to fiscal year-end 2016, but were $992,000 lower at fiscal year-end 2016 compared to fiscal year-end 2015. Sales in the fourth quarter of fiscal year 2017, particularly in the month of July, were higher than in the fourth quarter of fiscal year 2016. Likewise, sales in the fourth quarter of fiscal year 2016, particularly in the month of July, were lower than in the same period in fiscal year 2015. Fluctuations in accounts receivable balances were also attributed to timing of both sales and collections, as well as the payment terms provided to various customers.

Inventories were $666,000 lower at fiscal year-end 2017 compared to fiscal year-end 2016 due primarily to lower fuel oil and purchased ingredients inventories, which were partially offset by a higher finished goods inventory. We elected to reduce our fuel oil reserves held in tanks at our plants given our continued use of lower cost natural gas and to allow preventative maintenance to be performed. Finished goods and purchased ingredient inventories vary due to anticipated sales requirements and the mix of products to be produced. Inventories were $1,954,000 higher at fiscal year-end 2016 compared to fiscal year-end 2015 due primarily to anticipated sales requirements, particularly for cat litter and agriculture chemical carrier products.

Prepaid expenses were $1,248,000 higher at fiscal year-end 2017 compared to fiscal year-end 2016 due primarily to higher prepaid advertising costs. Prepaid expenses were $167,000 lower at fiscal year-end 2016 compared to fiscal year-end 2015 due primarily to amortization.

Other noncurrent assets were $694,000 higher at fiscal year-end 2017 compared to fiscal year-end 2016 due primarily to prepaid long-term maintenance on computer hardware and software and an increase in the cash surrender value of life insurance on former key employees. Other noncurrent assets at fiscal year-end 2016 were comparable to fiscal year-end 2015.

Accounts payable, including income taxes payable, were $2,423,000 higher at fiscal year-end 2017 compared to fiscal year-end 2016. We reviewed our vendor payment processes in fiscal year 2017 and made adjustments for more effective cash management. Accounts payable were $931,000 lower at fiscal year-end 2016 compared to fiscal year-end 2015 due primarily to lower income taxes payable. Changes in trade accounts payable in all periods are subject to normal fluctuations in the timing of payments, the cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses were $845,000 lower at fiscal year-end 2017 compared to fiscal year-end 2016 due primarily to lower accruals for the discretionary annual bonus and trade promotions and advertising. Accrued expenses were $2,746,000 higher at fiscal year-end 2016 compared to fiscal year-end 2015 due primarily to a higher discretionary annual bonus accrual. Changes in other accrued expenses in all periods related to ongoing operations are also subject to normal fluctuations in the timing of payments.

Pension and other postretirement liabilities, net of the adjustment recorded in stockholders' equity, were $209,000 higher at fiscal year-end 2017 compared to fiscal year-end 2016, and were $4,171,000 higher at fiscal year-end 2016 compared to fiscal year-end 2015. The liability increase due to continued benefits accumulation during fiscal year 2017 was significantly offset by the benefits of both a higher discount rate and an updated mortality table used for the actuarial calculation of these obligations. A lower discount rate drove the liability increase at fiscal year-end 2016 compared to fiscal year-end 2015, which was partially offset by the benefit of an updated mortality table. See Note 8 of the Notes to the Consolidated Financial Statements for more information regarding our postretirement benefit plans.

Net cash used in investing activities

Cash used in investing activities was $28,044,000 in fiscal year 2017, $18,407,000 in fiscal year 2016 and $14,246,000 in fiscal year 2015. During fiscal years 2017 and 2016, cash used to purchase short-term investments exceeded dispositions by 13,345,000 and $7,984,000, respectively, while in fiscal year 2015 cash provided by dispositions of short-term investments exceeded purchases by $451,000. Purchases and dispositions of investment securities in all periods are subject to variations in the timing of investment maturities and the operating cash needs of the Company.

Capital expenditures of $14,763,000 in fiscal year 2017 included spending for the enterprise resource planning system implementation and related infrastructure improvements, as well as equipment additions and replacement at our manufacturing facilities. Capital expenditures of $10,684,000 and $15,859,000 in fiscal years 2016 and 2015, respectively, included new processing and packaging equipment, as well as equipment additions and replacement at our manufacturing facilities. In addition, during fiscal year 2015, cash proceeds of $903,000 were received from the closing of two life insurance policies on former key employees.

Net cash used in financing activities

Cash used in financing activities was $8,550,000 in fiscal year 2017, $8,442,000 in fiscal year 2016 and $8,743,000 in fiscal year 2015. The primary uses of cash in all periods were for long-term debt and dividend payments. In addition, in some years cash was received from issuance of Common Stock and treasury stock related to share-based compensation.

Other

Total cash and investment balances held by our foreign subsidiaries as of July 31, 2017, 2016 and 2015 were $1,509,000, $887,000 and $1,150,000, respectively. See further discussion in the “Foreign Operations” section above.

On December 4, 2014, we signed a fourth amendment to our credit agreement with BMO Harris, to extend the term to December 4, 2019. The new agreement provides for a $25,000,000 unsecured revolving credit agreement, including a maximum of $5,000,000 for foreign letters of credit. The remaining terms are substantially unchanged from our previous agreement with BMO Harris, including the provision that we may select a variable rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of July 31, 2017, the variable rates would have been 4.25% for BMO Harris’ prime-based rate or 2.31% for LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2017 and 2016, there were no outstanding borrowings under this credit facility and we were in compliance with its covenants.

See Note 3 of the Notes to the Consolidated Financial Statements for information about our outstanding debt.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. We spent approximately $4,300,000 less for advertising in fiscal year 2017 compared to fiscal year 2016 due to lower expenditures for the integrated marketing campaign to promote our Fresh & Light Ultimate Care lightweight cat litter, which began in the second quarter of fiscal year 2016. We plan to continue promoting our lightweight products and we expect advertising expense to in fiscal year 2018 to be at similar levels as fiscal year 2017. We also anticipate that our capital expenditures in fiscal year 2018 will be higher than in fiscal year 2017, including costs related to our enterprise resource planning software implementation. We do not anticipate that these increased expenditures will dramatically impact our cash position; however, our cash requirements are subject to change as business conditions warrant and opportunities arise. We continually evaluate our liquidity position and anticipated cash needs, as well as the financing options available to obtain additional cash reserves. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the current credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Our capital requirements are subject to change as business conditions warrant and opportunities arise. The following tables summarize our significant contractual obligations and commercial commitments as of July 31, 2017 and the effect such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$12,333,000	$3,083,000	$6,166,000	$3,084,000	$—
Interest on Long-Term Debt	982,000	432,000	489,000	61,000	—
Operating Leases	16,046,000	2,099,000	3,056,000	2,327,000	8,564,000
Total Contractual Cash Obligations	$29,361,000	$5,614,000	$9,711,000	$5,472,000	$8,564,000

During fiscal year 2017, we made contributions of approximately $1,657,000 to our defined benefit pension plan. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets, actuarial assumptions and regulations. See Item 7A “Quantitative and Qualitative

Disclosures About Market Risk” below for certain information regarding the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$22,816,000	$22,816,000	$—	$—	$—

The obligations above are open purchase orders primarily for packaging and other ingredients used in our products. The expected timing of payments of these obligations was estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities. As of July 31, 2017 we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

We maintain valuation allowances where it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the income tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings and other factors that could affect the realization of deferred tax assets. For example, certain factors, such as depletion and the cost of fuel used in our manufacturing process are difficult to predict and have a significant impact on our ability to use the deferred tax benefit related to our AMT credit carryforwards. We determined during the fourth quarter of fiscal year 2016 that we expected to fully utilize our deferred tax asset for domestic AMT credits in future years. Therefore, we concluded it was appropriate to release the $1,680,000 valuation allowance that had been established in prior years for the full amount of this tax benefit, which resulted in a lower effective federal income tax rate for fiscal year 2016. The same expectation was reached based upon our review as of July 31, 2017 and no valuation allowance for this tax benefit was established.

We recorded a $793,000 valuation allowance for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards as of July 31, 2017 since we believe it is unlikely we will realize the benefit of these tax attributes in the future. An allowance of $1,170,000 was recorded as of July 31, 2016 for the amount of the deferred tax benefit related to both foreign net operating loss carryforwards and domestic state tax credits based on our assessment at that time of the likelihood of realizing these benefits.

In addition to valuation allowances, we may provide for uncertain tax positions when such tax positions do not meet certain recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. We did not record a liability for unrecognized tax benefits at either July 31, 2017 or 2016. See Note 5 of the Notes to the Consolidated Financial Statements for further discussion.

Trade Promotions. We routinely commit to one-time or ongoing trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience of trade spending patterns and that of the industry, current trends and forecasted data. While we believe our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations. We have accrued liabilities at the end of each period for the estimated trade spending programs. We recorded liabilities of approximately $1,495,000 and $1,401,000 for trade promotions as of July 31, 2017 and 2016, respectively.

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

The discount rate is the rate assumed to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the pension benefits when due. The discount rate is subject to change each year. We refer to an applicable index and the expected duration of the benefit payments to select a discount rate at which we believe the benefits could be effectively settled. The discount rate was the single equivalent rate that would yield the same present value as the plan’s expected cash flows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve used in both fiscal years 2017 and 2016 was the Citigroup Pension Discount Curve. Our determination of pension expense or income is based on a market-related valuation of plan assets, which is the fair market value. Our expected rate of return on plan assets is determined based on asset allocations and historical experience. The expected long-term rate of inflation and risk premiums for the various asset categories are based on general historical returns and inflation rates. The target allocation of assets is used to develop a composite rate of return assumption. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

Trade Receivables. We recognize trade receivables when the risk of loss and title pass to the customer. We record an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk and analysis of facts and circumstances about specific accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We believe our allowance for doubtful accounts is reasonable; however, the unanticipated default by a customer with a material trade receivable could occur. We also record an estimated allowance for cash discounts offered in our payment terms to some customers. We recorded a total allowance for doubtful accounts and cash discounts of $748,000 and $753,000 as of July 31, 2017 and 2016, respectively.

Revenue Recognition. We recognize revenue when risk of loss and title are transferred under the terms of our sales agreements with customers at a fixed and determinable price and collection of payment is probable. Taxes collected from customers and remitted to governmental authorities are excluded from net sales. Sales returns and allowances are not material.

Inventories. We value inventories at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory to determine if a reserve adjustment is necessary, giving consideration to obsolescence, inventory levels, product deterioration and other factors. The review also surveys all of our operating facilities and sales divisions to give consideration to historic and new market trends. The inventory reserve values as of July 31, 2017 and 2016 were $619,000 and $806,000, respectively.

Reclamation. During the normal course of our mining process we remove overburden and perform on-going reclamation activities. As overburden is removed from a mine site, it is hauled to a previously mined site and used to refill older sites. This process allows us to continuously reclaim older mine sites and dispose of overburden simultaneously, therefore minimizing the costs associated with the reclamation process. On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. As of July 31, 2017 and 2016, we have recorded an estimated net reclamation asset of $754,000 and $790,000, respectively, and a corresponding estimated reclamation liability of $1,878,000 as of July 31, 2017 and $1,771,000 as of July 31, 2016. These values represent the discounted present value of the estimated future mining reclamation costs at the production plants. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge over the estimated useful lives of the mines.

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

Impairment of goodwill, trademarks and other intangible assets. We review carrying values of goodwill, trademarks and other indefinite-lived intangible assets periodically for possible impairment in accordance ASC 350, Intangibles – Goodwill and Other. Our impairment review requires significant judgment with respect to factors such as volume, revenue and expenses. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the fourth quarter of the fiscal year and may be re-performed during the year when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. Our impairment analysis performed in the fourth quarters of both fiscal years 2017 and 2016 did not indicate any impairment. We continue to monitor events, circumstances or changes in the business that might imply a reduction in value which could lead to an impairment.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In fiscal year 2017 we adopted Financial Accounting Standards Board (“FASB”) guidance under ASC 835, Simplifying the Presentation of Debt Issuance Cost, which requires debt issuance costs related to notes payable to be presented as a direct deduction from the associated debt liability rather than as an asset. Amortization of these costs continue to be reported as interest expense. We adopted this guidance retrospectively, which resulted in a decrease in Other Assets of $118,000 with a corresponding decrease in Noncurrent Liabilities in our Consolidated Balance Sheets as of July 31, 2016. The new requirements had no impact on our results of operations or cash flows.

In fiscal year 2017 we adopted FASB guidance under ASC 205, Presentation of Financial Statements - Going Concern. This guidance defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Management performed this evaluation and determined there was no doubt about the Company's ability to continue as a going concern, therefore no disclosures were required.

Recently Issued Accounting Standards

We plan to adopt FASB issued guidance under ASC 330, Simplifying the Measurement of Inventory in our first quarter of fiscal year 2018. The new guidance requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. We are currently evaluating the impact of the adoption of this requirement; however, we do not believe the results of our current inventory valuation policy will be substantially changed and the implementation of this guidance will not have a material impact on our Consolidated Financial Statements.

We plan to adopt FASB guidance under ASC 740, Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. We expect to reclassify approximately $2,787,000 from Total Current Assets to Total Other Assets on the unaudited balance sheet as of October 31, 2017 included in our fiscal year 2018 first quarterly report on Form 10-Q. Prior periods presented will also be restated accordingly.

We plan to adopt FASB guidance under ASC 718, Compensation-Stock Compensation, in our first quarter of fiscal year 2018. The new guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. We do not plan to make this election. We will continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The new guidance also simplifies several aspects of the accounting for share-based payment transactions, including requiring excess tax benefits and tax deficiencies to be recognized as income tax benefits or expenses in the consolidated statement of earnings. Additionally, the standard requires cash flows from excess tax benefits and deficiencies, previously classified as a financing activity, to be classified as an operating activity in the consolidated statement of cash flows. Oil-Dri will adopt the accounting and cash flow presentation provisions of the guidance on a prospective basis. The adoption is expected to impact Oil-Dri's income tax provision on its Consolidated Statements of Operations and its operating and financing cash flows on its Consolidated Statements of Cash Flows. The amount of the impact of adopting this standard on the Consolidated Financial Statements will be dependent on the timing and value of future share-based compensation awards.

A summary of all recently issued accounting standards is contained in Note 1 of Notes to the Consolidated Financial Statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We believe that the market risk arising from holdings of our financial instruments is not material.

We are exposed to foreign currency fluctuation risk, primarily the U.S. Dollar relative to the British Pound, Euro, Canadian Dollar and Chinese Yuan. This risk is related to our foreign subsidiaries' financial results, to certain accounts receivable and to our ability to sell in foreign markets. We are subject to the impact of currency fluctuation upon translation of our foreign subsidiaries’ financial statements from local currencies to U.S. Dollars. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated net sales or net income. In addition, the portion of our consolidated accounts receivable denominated in foreign currencies has not been significant. Finally, foreign sales of our products may be influenced by the relative strength of the U.S. dollar compared to various other currencies, which makes our products relatively more or less expensive than our foreign competitors' products in local marketplaces. Foreign currency fluctuations had some bearing on our operating results in fiscal year 2017; however, historically the overall foreign currency fluctuation risk has not been material to our Consolidated Financial Statements. During fiscal year 2017, we did not enter into any hedge contracts in an attempt to offset any adverse effect of changes in currency exchange rates.

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

We are exposed to commodity price risk with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and, consistent with our past practice, we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. As of July 31, 2017, we have purchased no natural gas contracts for our planned kiln fuel needs for fiscal year 2018.

Please also see Item 1A “Risk Factors” above for a discussion of these and other risks and uncertainties we face in our business.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS

	July 31,
	2017	2016
ASSETS	(in thousands)
Current Assets
Cash and cash equivalents	$9,095	$18,629
Short-term investments	23,576	10,184
Accounts receivable, less allowance of $748 and $753 in 2017 and 2016, respectively	32,750	30,386
Inventories	22,615	23,251
Deferred income taxes	2,787	3,884
Prepaid repairs expense	3,890	3,938
Prepaid expenses and other assets	2,304	901
Total Current Assets	97,017	91,173
Property, Plant and Equipment
Buildings and leasehold improvements	37,284	36,776
Machinery and equipment	136,900	137,479
Office furniture and equipment	10,356	10,986
Vehicles	13,615	13,108
Gross depreciable assets	198,155	198,349
Less accumulated depreciation and amortization	(140,411)	(137,314)
Net depreciable assets	57,744	61,035
Construction in progress	9,649	2,831
Land and mineral rights	16,640	16,845
Total Property, Plant and Equipment, Net	84,033	80,711
Other Assets
Goodwill	9,034	9,034
Trademarks and patents, net of accumulated amortization of $238 and $261 in 2017 and 2016, respectively	1,223	916
Customer list, net of accumulated amortization of $4,601 and $3,460 in 2017 and 2016, respectively	3,184	4,325
Deferred income taxes	11,609	12,754
Other	6,475	5,902
Total Other Assets (1)	31,525	32,931
Total Assets	$212,575	$204,815

	July 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS’ EQUITY	(in thousands)
Current Liabilities
Current maturities of notes payable	$3,083	$3,083
Accounts payable	9,594	6,635
Dividends payable	1,553	1,477
Accrued expenses
Salaries, wages and commissions	7,917	8,656
Trade promotions and advertising	2,253	2,855
Freight	1,606	1,579
Other	6,948	6,455
Total Current Liabilities	32,954	30,740
Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $89 and $118 in 2017 and 2016, respectively (1)	9,161	12,215
Deferred compensation	11,537	10,504
Pension and postretirement benefits	29,161	32,492
Other	3,725	3,313
Total Noncurrent Liabilities	53,584	58,524
Total Liabilities	86,538	89,264

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,015,166 shares in 2017 and 7,982,243 shares in 2016	802	798
Class B Stock, convertible, par value $.10 per share, issued 2,513,512 shares in 2017 and 2,515,735 shares in 2016	251	252
Additional paid-in capital	36,242	34,294
Retained earnings	154,735	149,945
Accumulated Other Comprehensive Loss
Pension and postretirement benefits	(10,327)	(13,867)
Cumulative translation adjustment	35	(155)
Total Accumulated Other Comprehensive Loss	(10,292)	(14,022)
Less treasury stock, at cost (2,907,370 Common and 324,741 Class B shares in 2017 and 2,912,953 Common and 324,741 Class B shares in 2016)	(55,701)	(55,716)
Total Stockholders’ Equity	126,037	115,551

Total Liabilities and Stockholders’ Equity	$212,575	$204,815

(1) Prior year amounts have been retrospectively adjusted to conform to the current year presentation of debt issuance costs required by new guidance under ASC 835, Simplifying the Presentation of Debt Issuance Cost. See Note 1 of the Notes to the Consolidated Financial Statements for details.

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2017	2016	2015
	(in thousands, except for per share data)

Net Sales	$262,307	$262,313	$261,402
Cost of Sales	(188,595)	(185,164)	(201,245)
Gross Profit	73,712	77,149	60,157
Selling, General and Administrative Expenses	(58,482)	(61,736)	(45,004)
Income from Operations	15,230	15,413	15,153
Other Income (Expense)
Interest income	95	29	13
Interest expense	(888)	(1,035)	(1,327)
Foreign exchange loss	(184)	(384)	(349)
Other, net	292	334	679
Total Other Expense, Net	(685)	(1,056)	(984)
Income Before Income Taxes	14,545	14,357	14,169
Income Tax Expense	(3,753)	(744)	(2,801)
Net Income	$10,792	$13,613	$11,368

Net Income Per Share
Basic Common	$1.60	$2.04	$1.73
Basic Class B Common	$1.20	$1.53	$1.30
Diluted Common	$1.47	$1.87	$1.59

Average Shares Outstanding
Basic Common	5,017	4,986	4,955
Basic Class B Common	2,083	2,050	2,019
Diluted Common	7,158	7,094	7,037

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended July 31,
	2017	2016	2015
	(in thousands)

Net Income	$10,792	$13,613	$11,368

Other Comprehensive Income (Loss):
Unrealized loss on marketable securities	—	—	(114)
Pension and postretirement benefits (net of tax)	3,540	(4,892)	(343)
Cumulative translation adjustment	190	115	(525)
Other Comprehensive Income (Loss)	3,730	(4,777)	(982)
Comprehensive Income	$14,522	$8,836	$10,386

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares		(in thousands)
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, July 31, 2014	10,312,128	(3,240,392)	$1,031	$30,905	$136,039	$(55,404)	$(8,263)	$104,308
Net income			—	—	11,368	—	—	11,368
Other comprehensive loss			—	—	—	—	(982)	(982)
Dividends declared			—	—	(5,312)	—	—	(5,312)
Purchases of treasury stock		(3,645)	—	—	—	(122)	—	(122)
Net issuance of stock under long-term incentive plans	13,950	(13,500)	2	508	—	(461)	—	49
Share-based compensation			—	77	—	—	—	77
Amortization of restricted stock			—	1,142	—	—	—	1,142
Balance, July 31, 2015	10,326,078	(3,257,537)	$1,033	$32,632	$142,095	$(55,987)	$(9,245)	$110,528
Net income			—	—	13,613	—	—	13,613
Other comprehensive loss			—	—	—	—	(4,777)	(4,777)
Dividends declared			—	—	(5,701)	—	—	(5,701)
Purchases of treasury stock		(607)	—	—	—	(18)	—	(18)
Net issuance of stock under long-term incentive plans	171,900	20,450	17	221	(62)	289	—	465
Share-based compensation			—	194	—	—	—	194
Amortization of restricted stock			—	1,247	—	—	—	1,247
Balance, July 31, 2016	10,497,978	(3,237,694)	$1,050	$34,294	$149,945	$(55,716)	$(14,022)	$115,551
Net income			—	—	10,792	—	—	10,792
Other comprehensive income			—	—	—	—	3,730	3,730
Dividends declared			—	—	(6,002)	—	—	(6,002)
Purchases of treasury stock		(3,917)	—	—	—	(135)	—	(135)
Net issuance of stock under long-term incentive plans	30,700	9,500	3	17	—	150	—	170
Share-based compensation			—	424	—	—	—	424
Amortization of restricted stock			—	1,507	—	—	—	1,507
Balance, July 31, 2017	10,528,678	(3,232,111)	$1,053	$36,242	$154,735	$(55,701)	$(10,292)	$126,037

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended July 31,
	2017	2016	2015
	(in thousands)
Cash Flows from Operating Activities
Net income	$10,792	$13,613	$11,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,772	12,192	11,994
Amortization of investment discounts	(47)	(10)	(1)
Non-cash stock compensation expense	1,507	1,247	1,142
Excess tax benefits for share-based payments	(424)	(194)	(77)
Deferred income taxes	2,408	(8,114)	(2,450)
Provision for bad debts and cash discounts	(13)	50	177
Loss on the sale of property, plant and equipment	326	331	191
Gain on sale of marketable securities	—	—	(105)
Life insurance benefits	—	—	(117)
(Increase) decrease in:
Accounts receivable	(2,331)	942	(646)
Inventories	666	(1,954)	3,114
Prepaid expenses	(1,248)	167	2,455
Other assets	(694)	(3)	(1,287)
Increase (decrease) in:
Accounts payable	2,423	(931)	571
Accrued expenses	(845)	2,746	(697)
Deferred compensation	1,033	986	251
Pension and postretirement benefits	209	4,171	814
Other liabilities	415	(68)	279
Total Adjustments	16,157	11,558	15,608
Net Cash Provided by Operating Activities	26,949	25,171	26,976
Cash Flows from Investing Activities
Capital expenditures	(14,763)	(10,684)	(15,859)
Proceeds from sale of property, plant and equipment	64	261	22
Restricted cash	—	—	129
Purchases of short-term investments	(47,531)	(45,198)	(2,890)
Dispositions of short-term investments	34,186	37,214	3,341
Proceeds from sale of marketable securities	—	—	108
Proceeds from life insurance	—	—	903
Net Cash Used in Investing Activities	(28,044)	(18,407)	(14,246)
Cash Flows from Financing Activities
Principal payments on notes payable	(3,083)	(3,484)	(3,500)
Dividends paid	(5,926)	(5,600)	(5,247)
Purchase of treasury stock	(135)	(18)	(122)
Proceeds from issuance of treasury stock	—	370	—
Proceeds from issuance of Common Stock	170	96	49
Excess tax benefits for share-based payments	424	194	77
Net Cash Used in Financing Activities	(8,550)	(8,442)	(8,743)
Effect of exchange rate changes on cash and cash equivalents	111	169	(79)
Net (Decrease) Increase in Cash and Cash Equivalents	(9,534)	(1,509)	3,908
Cash and Cash Equivalents, Beginning of Year	18,629	20,138	16,230
Cash and Cash Equivalents, End of Year	$9,095	$18,629	$20,138

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year-Ended July 31,
	2017	2016	2015
	(in thousands)
Supplemental disclosure:
Cash paid for:
Interest, net of amounts capitalized	$484	$622	$826
Income taxes	$3,176	$6,693	$2,339
Noncash investing and financing activities:
Capital expenditures accrued, but not paid	$1,557	$761	$223
Cash dividends declared and accrued, but not paid	$1,553	$1,477	$1,376

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

We are a leader in developing, manufacturing and/or marketing sorbent products. Our sorbent products are principally produced from clay minerals. Our absorbent clay products include cat litter, industrial floor absorbents, agricultural chemical carriers and animal feed additives. Our adsorbent products include bleaching clays, which are used for filtration of edible oils and for purification of petroleum-based oils. We also sell synthetic sorbents, which are used for industrial cleanup.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Oil-Dri Corporation of America and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated from the Consolidated Financial Statements.

MANAGEMENT USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For more information see Critical Accounting Policies and Estimates in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments with maturities of three months or less.

SHORT-TERM INVESTMENTS

The table below shows the composition of short-term investments as of July 31 (in thousands):

	2017	2016
U.S. Treasury securities	$13,976	$5,998
Certificates of deposit	9,600	4,186
Short-term investments	$23,576	$10,184

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

INVENTORIES

We value inventories at the lower of cost (first-in, first-out) or market. We recorded inventory obsolescence reserves of approximately $619,000 and $806,000 as of July 31, 2017 and 2016, respectively. The composition of inventories was as follows as of July 31 (in thousands):

	2017	2016
Finished goods	$14,704	$14,032
Packaging	4,988	4,672
Other	2,923	4,547
Inventories	$22,615	$23,251

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated to U.S. Dollars at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

INTANGIBLES AND GOODWILL

We amortize most of our intangibles on a straight-line basis over periods ranging from ten to 20 years. Our customer list intangible asset is amortized at an accelerated amortization rate in the earlier years to reflect the expected pattern of decline in the related benefits over time. Intangible amortization was $1,228,000 in fiscal year 2017 and $1,410,000 in fiscal year 2016. We have some intangible assets that were determined to have indefinite lives and are not amortized, specifically one acquired trademark recorded at $376,000.

Our estimated intangible amortization expense for the next five fiscal years is as follows (in thousands):

2018	$1,011
2019	$826
2020	$657
2021	$473
2022	$323

The weighted average amortization period of our intangibles subject to amortization is as follows (in years):

Weighted Average Amortization Period
Trademarks and patents	14.5
Debt issuance costs	3.1
Customer list	6.3
Total intangible assets subject to amortization	6.8

We periodically review indefinite-lived intangibles and goodwill to assess for impairment. Our review is based on cash flow considerations and other approaches that require significant judgment with respect to volume, revenue, expenses and allocations. Impairment occurs when the carrying value exceeds the fair value. Much of our goodwill cannot be specifically assigned to one of our operating segments because of the shared nature of our production facilities; however, for purposes of our most recent impairment analysis we estimated the goodwill allocation and assigned $5,464,000 to the Retail and Wholesale Products Group and $3,570,000 to the Business to Business Products Group.

Our impairment analysis has historically been performed in the first quarter of the fiscal year; however, beginning in fiscal year 2016 we performed, and going forward we will perform, our annual impairment testing in the fourth quarter of our fiscal year. We will continue to consider the need to re-perform impairment testing throughout the year when circumstances such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. We believe the change in impairment testing date is not a material change to our method of applying an accounting principle. There was no impairment required based on our analysis for fiscal years 2017, 2016 or 2015.

OVERBURDEN REMOVAL AND MINING COSTS

We mine sorbent materials on property that we either own or lease as part of our overall operations. A significant part of our overall mining cost is incurred during the process of removing the overburden from the mine site, thus exposing the sorbent material used in a majority of our production processes. These stripping costs are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred. Stripping costs included in cost of sales were approximately $2,936,000, $3,020,000, and $2,939,000 for fiscal years 2017, 2016 and 2015, respectively. We defer and amortize the pre-production overburden removal costs associated with opening a new mine. No pre-production overburden removal costs were deferred in the last two fiscal years.

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral rights, including legal fees and drilling expenses, are also capitalized. The amount of land and mineral rights included in land on the Consolidated Balance Sheets were approximately $13,453,000 and $2,165,000, respectively, as of July 31, 2017 and $13,659,000 and $2,165,000, respectively, as of July 31, 2016. Pre-production development costs on new mines and any prepaid royalties that may be offset against future royalties due upon extraction of the mineral are also capitalized. No capitalized pre-production development costs were recorded in fiscal years 2017 and 2016. Prepaid royalties included in current prepaid expenses and in non-current other assets on the Consolidated Balance Sheets were approximately $1,122,000 and $1,103,000 as of July 31, 2017 and 2016, respectively.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are generally depreciated using the straight-line method over their estimated useful lives which are listed below. Depreciation expense was $11,544,000, $10,782,000 and $10,352,000 in fiscal years 2017, 2016 and 2015, respectively. Major improvements and betterments are capitalized, while maintenance and repairs that do not extend the useful life of the applicable assets are expensed as incurred. Interest expense may also be capitalized for assets that require a period of time to get them ready for their intended use. Capitalized interest was $80,000 and $72,000 in fiscal years 2017 and 2016, respectively. There was no significant capitalized interest in fiscal year 2015.

	Years
Buildings and leasehold improvements	3	-	39
Machinery and equipment
Packaging	2	-	20
Processing	2	-	25
Mining and other	3	-	15
Office furniture and equipment	2	-	12
Vehicles	3	-	15

Property, plant and equipment are carried at cost on the Consolidated Balance Sheets and are reviewed for possible impairment on an annual basis or when circumstances indicate impairment that an asset may become impaired. We take into consideration idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. There was no impairment recorded in fiscal years 2017, 2016 or 2015.

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

Advertising expenses were approximately $13,751,000, $18,083,000, and $5,154,000 in fiscal years 2017, 2016 and 2015, respectively. Advertising expense was significantly higher in fiscal year 2016 due to an integrated marketing campaign launched in March 2016 to promote our Cat's Pride Fresh & Light Ultimate Care lightweight cat litter.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents, short-term investments and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2017 and 2016. Short-term investments were certificates of deposits and treasury securities. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost on the Consolidated Balance Sheets, which approximated fair value. See Note 4 of the Notes to the Consolidated Financial Statements for additional information regarding the fair value of our financial instruments, including notes payable.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of sales and were approximately $39,226,000, $41,301,000 and $46,292,000 for fiscal years 2017, 2016 and 2015, respectively.

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

RESEARCH AND DEVELOPMENT

Research and development costs of approximately $3,215,000, $3,025,000 and $2,809,000 were charged to expense as incurred for fiscal years 2017, 2016 and 2015, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In fiscal year 2017 we adopted FASB guidance under ASC 835, Simplifying the Presentation of Debt Issuance Cost, which requires debt issuance costs related to notes payable to be presented as a direct deduction from the associated debt liability rather than as an asset. Amortization of these costs continue to be reported as interest expense. We adopted this guidance retrospectively, which resulted in a decrease in Other Assets of $118,000 with a corresponding decrease in Noncurrent Liabilities in our Consolidated Balance Sheets as of July 31, 2016. The new requirements had no impact on our results of operations or cash flows.

In fiscal year 2017 we adopted FASB guidance under ASC 205, Presentation of Financial Statements - Going Concern. This guidance defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Management performed this evaluation and determined there was no doubt about the Company's ability to continue as a going concern, therefore no disclosures were required.

Recently Issued Accounting Standards

We plan to adopt FASB issued guidance under ASC 330, Simplifying the Measurement of Inventory in our first quarter of fiscal year 2018. The new guidance requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. We are currently evaluating the impact of the adoption of this requirement; however, we do not believe the results of our current inventory valuation policy will be substantially changed and the implementation of this guidance will not have a material impact on our Consolidated Financial Statements.

We plan to adopt FASB guidance under ASC 740, Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. We expect to reclassify approximately $2,787,000 from Total Current Assets to Total Other Assets on the unaudited balance sheet as of October 31, 2017 included in our fiscal year 2018 first quarterly report on Form 10-Q. Prior periods presented will also be restated accordingly.
We plan to adopt FASB guidance under ASC 718, Compensation-Stock Compensation, in our first quarter of fiscal year 2018. The new guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. We do not plan to make this election. We will continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The new guidance also simplifies several aspects of the accounting for share-based payment transactions, including requiring excess tax benefits and tax deficiencies to be recognized as income tax benefits or expenses in the consolidated statement of earnings. Additionally, the standard requires cash flows from excess tax benefits and deficiencies, previously classified as a financing activity, to be classified as an operating activity in the consolidated statement of cash flows. Oil-Dri will adopt the accounting and cash flow presentation provisions of the guidance on a prospective basis. The adoption is expected to impact Oil-Dri's income tax provision on its Consolidated Statements of Operations and its operating and financing cash flows on its Consolidated Statements of Cash Flows. The amount of the impact of adopting this standard on the Consolidated Financial Statements will be dependent on the timing and value of future share-based compensation awards.

In May 2014, the FASB issued guidance under ASC 606, Revenue from Contracts with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance was subsequently amended several times to further clarify the principles for recognizing revenue. The guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. Oil-Dri's revenue is generated from the sale of finished goods to customers. Those sales predominantly contain a single delivery obligation. Under Oil-Dri's current accounting policy, revenue is recognized at a single point in time when ownership, risks and rewards transfer. We are currently in the process of performing a comprehensive evaluation of the revenue requirements, including the impact on how we record certain incentives and advertising arrangements, as well as significant new disclosure requirements. We plan to adopt the standard at the beginning of our first quarter of fiscal year 2019. Transition options to implement this guidance include either a full or modified retrospective approach and early adoption is permitted. We expect to use the modified retrospective implementation method.

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

NOTE 2 – OPERATING SEGMENTS

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

				July 31,
				Assets
				2017	2016	2015
				(in thousands)
Business to Business Products				$65,337	$61,007	$55,767
Retail and Wholesale Products				90,508	91,626	96,043
Unallocated assets (1)				56,730	52,182	38,075
Total Assets				$212,575	$204,815	$189,885

	Year Ended July 31,
	Net Sales			Income
	2017	2016	2015	2017	2016	2015
	(in thousands)
Business to Business Products	$100,419	$96,444	$92,326	$33,343	$33,464	$29,406
Retail and Wholesale Products	161,888	165,869	169,076	6,775	5,009	5,206
Total sales	$262,307	$262,313	$261,402
Corporate expenses				(24,888)	(23,060)	(19,459)
Income from operations				15,230	15,413	15,153
Total other expense, net				(685)	(1,056)	(984)
Income before income taxes				14,545	14,357	14,169
Income taxes				(3,753)	(744)	(2,801)
Net income				$10,792	$13,613	$11,368

The following is a summary by fiscal year of financial information by geographic region (in thousands):

	2017	2016	2015
Sales to unaffiliated customers by:
Domestic operations	$249,772	$251,054	$250,377
Foreign subsidiaries	$12,535	$11,259	$11,025
Sales or transfers between geographic areas:
Domestic operations	$5,842	$5,723	$5,606
Income (Loss) before income taxes:
Domestic operations	$14,524	$15,129	$15,389
Foreign subsidiaries	$21	$(772)	$(1,220)
Net Income (Loss):
Domestic operations	$10,833	$14,574	$12,629
Foreign subsidiaries	$(41)	$(961)	$(1,261)
Identifiable assets:
Domestic operations (1)	$204,547	$197,518	$182,123
Foreign subsidiaries	$8,028	$7,297	$7,762
(1) Prior year amounts have been retrospectively adjusted to conform to the current year presentation of debt issuance costs required by new guidance under ASC 835, Simplifying the Presentation of Debt Issuance Cost. See Note 1 of the Notes to the Consolidated Financial Statements for details.

Sales to Walmart, our largest customer, are included in our Retail and Wholesale Products Group. The percentage of consolidated net sales and net accounts receivable attributed to Walmart are shown in the table below:

	2017	2016	2015
Net sales for the years ended July 31	20%	19%	18%
Net accounts receivable as of July 31	28%	29%	27%

There are no other customers with sales equal to or greater than 10% of our total sales.

NOTE 3 – DEBT

The composition of notes payable is as follows as of July 31 (in thousands):

	2017	2016
Senior notes payable in annual principal installments on August 1: $3,083 in each fiscal year 2018 through 2021. Interest is payable semiannually at an annual rate of 3.96%	$12,333	$15,416
Less current maturities of notes payable	(3,083)	(3,083)
Less unamortized debt issuance costs	$(89)	$(118)
Noncurrent notes payable (1)	$9,161	$12,215
(1) Prior year amounts have been retrospectively adjusted to conform to the current year presentation of debt issuance costs required by new guidance under ASC 835, Simplifying the Presentation of Debt Issuance Cost. See Note 1 of the Notes to the Consolidated Financial Statements for details.

We issued senior promissory notes in November 2010 for $18,500,000. The note agreement provides that the proceeds could be used to fund future principal payments on debt, acquisitions, stock repurchases, capital expenditures and working capital purposes. The note agreement contains restrictions against certain activities, among other things and under various conditions, as well as financial covenants, including a minimum fixed charges coverage ratio and a minimum consolidated debt ratio.

On December 4, 2014, we signed a fourth amendment to our credit agreement with BMO Harris, to extend the term to December 4, 2019. The new agreement provides for a $25,000,000 unsecured revolving credit agreement, including a maximum of $5,000,000 for foreign letters of credit. The remaining terms are substantially unchanged from our previous agreement with

BMO Harris, including the provision that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of July 31, 2017, the variable rates would have been 4.25% for the BMO Harris’ prime-based rate or 2.31% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio, a minimum consolidated net worth and a minimum consolidated debt ratio. As of July 31, 2017 and 2016, there were no outstanding borrowings under this credit agreement.

Our debt agreements also contain provisions such that if we default on one debt agreement, the others will automatically default. If we default on any guaranteed debt with a balance greater than $1,000,000, our unsecured revolving credit agreement with BMO Harris will be considered in default. If we default on any debt with a balance greater than $5,000,000 we will also be considered in default with the senior promissory notes. We were in compliance with all restrictive covenants and limitations as of July 31, 2017.

The following is a schedule by fiscal year of future principal maturities of notes payable as of July 31, 2017 (in thousands):

2018	$3,083
2019	3,083
2020	3,083
2021	3,084
2022	—
$12,333

NOTE 4 – FINANCIAL INSTRUMENTS

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

The following table summarizes our financial assets and liabilities that were reported at fair value by level within the fair value hierarchy (in thousands):

	Fair Value at July 31, 2017	Fair Value at July 31, 2016
	Level 1	Level 1
Assets
Cash equivalents	$3,814	$7,626

Cash equivalents are classified as Level 1 of the fair value hierarchy because they were valued using quoted market prices in active markets. These cash instruments are primarily money market funds. This amount is included in cash and cash equivalents on the Consolidated Balance Sheets.

Short-term investments on the Consolidated Balance Sheets include certificates of deposit and treasury securities. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost on the Consolidated Balance Sheets, which approximated fair value as of July 31, 2017 and 2016. These balances are excluded from the above table.

Accounts receivable and accounts payable balances on the Consolidated Balance Sheets approximate their fair values as of July 31, 2017 and 2016 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

Notes payable on the Consolidated Balance Sheets are carried at the face amount of future maturities and are excluded from the above table. The estimated fair value of notes payable was approximately $13,001,000 as of July 31, 2017 and $16,651,000 as of July 31, 2016. Our debt does not trade on a daily basis in an active market, therefore the fair value of notes payable was estimated based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

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

NOTE 5 – INCOME TAXES

The provision for income tax expense (benefit) by fiscal year consists of the following (in thousands):

	2017	2016	2015
Current
Federal	$2,715	$3,298	$4,296
Foreign	23	15	(40)
State	577	1,051	1,081
Current Income Tax Total	3,315	4,364	5,337
Deferred
Federal	335	(3,277)	(2,242)
Foreign	40	174	68
State	63	(517)	(362)
Deferred Income Tax Total	438	(3,620)	(2,536)
Total Income Tax Expense	$3,753	$744	$2,801

Principal reasons for variations between the statutory federal rate and the effective rates by fiscal year were as follows:

	2017	2016	2015
U.S. federal income tax rate	35.0%	35.0%	35.0%
Depletion deductions allowed for mining	(12.8)	(13.8)	(9.5)
State income tax expense, net of federal tax expense	2.9	2.5	3.4
Difference in effective tax rate of foreign subsidiaries	—	1.2	2.2
Prior year income taxes	2.4	1.7	(2.9)
Valuation allowance decrease	—	(11.7)	(11.7)
Change in federal tax rate applied to deferred tax assets and liabilities	—	(2.5)	—
Deduction for domestic production activities	(1.4)	(2.7)	(1.8)
Other	(0.3)	(4.5)	5.1
Effective income tax rate	25.8%	5.2%	19.8%

The Consolidated Balance Sheets included the following tax effects of cumulative temporary differences as of July 31 (in thousands):

`

	2017		2016
	Assets	Liabilities	Assets	Liabilities
Depreciation	$—	$5,888	$—	$5,924
Deferred compensation	5,018	—	4,684	—
Postretirement benefits	10,419	—	11,935	—
Allowance for doubtful accounts	163	—	172	—
Deferred marketing expenses	—	508	365	—
Other assets	427	—	923	—
Accrued expenses	2,930	—	3,100	—
Tax credits	926	—	1,060	—
Amortization	301	—	216	—
Inventories	251	—	247	—
Depletion	—	464	—	476
Stock-based compensation	343	—	252	—
Reclamation	418	—	364	—
Other assets – foreign	853	—	890	—
Valuation allowance	(793)	—	(1,170)	—
Total deferred taxes	$21,256	$6,860	$23,038	$6,400

The decrease in deferred taxes related to postretirement benefits was driven by a higher liability for these obligations. See Note 8 of the Notes to the Consolidated Financial Statements for further information about the assumptions used for the actuarial calculation of the postretirement benefits liability.

We recorded a $793,000 valuation allowance for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards as of July 31, 2017 since we believe it is unlikely we will realize the benefit of these tax attributes in the future. An allowance of $1,170,000 was recorded as of July 31, 2016 for the amount of the deferred tax benefit related to both foreign net operating loss carryforwards and domestic state tax credits based on our assessment at that time of the likelihood of realizing these benefits.

We determined during the fourth quarter of fiscal year 2016 that we expected to fully utilize our deferred tax asset for domestic AMT credits in future years. Therefore, we concluded it was appropriate to release the $1,680,000 valuation allowance that had been established in prior years for the full amount of this tax benefit, which resulted in a lower effective federal income tax rate for fiscal year 2016. The same conclusion was reached based upon our review as of July 31, 2017 and no valuation allowance for this tax benefit was established.

Our foreign subsidiaries in the United Kingdom and China have not generated any untaxed foreign income, therefore we have not provided for any related income taxes.

We had no liability for unrecognized tax benefits based on tax positions related to the current and prior fiscal years for the fiscal years ended 2017, 2016 and 2015; correspondingly, no related interest and penalties were recognized as income tax expense and there were no accruals for such items in any of these fiscal years.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. No federal income tax returns were under examination as of July 31, 2017 and returns for fiscal years 2014, 2015 and 2016 remain open for examination. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are a limited number of open state and local income tax audits in which no material issues have been preliminarily identified. There are no material open or unsettled foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

Our authorized capital stock as of July 31, 2017 and 2016 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share. There are no Class A Common Stock shares currently outstanding.

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

Common Stock is entitled to cash dividends, as and when declared or paid, equal to at least 133.33% on a per share basis of the cash dividend paid on Class B Stock. Class A Common Stock is entitled to cash dividends on a per share basis equal to the cash dividend on Common Stock. Additionally, while shares of Common Stock, Class A Common Stock and Class B Stock are outstanding, the sum of the per share cash dividend paid on shares of Common Stock and Class A Common Stock, must be equal to at least 133.33% of the sum of the per share cash dividend paid on Class B Stock and Class A Common Stock. See Note 3 of the Notes to the Consolidated Financial Statements regarding dividend restrictions provided in our debt agreements.

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

Our Board of Directors has authorized in the aggregate the repurchase of 3,666,771 shares of the Company stock since fiscal year 1991. Through fiscal year-end 2017, 3,023,086 shares of Common Stock and 342,241 shares of Class B Stock have been repurchased under the Board approved repurchase authorizations. Common Stock was repurchased by other transactions authorized by management prior to the adoption of the Board’s repurchase authorizations.

Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive income by component (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2015	$(8,975)		$(270)	(9,245)
Other comprehensive (loss) income before reclassifications, net of tax	(5,501)	a)	115	(5,386)
Amounts reclassified from accumulated other comprehensive income, net of tax	609	b)	—	609
Net current-period other comprehensive (loss) income , net of tax	(4,892)		115	(4,777)
Balance as of July 31, 2016	$(13,867)		$(155)	$(14,022)
Other comprehensive income before reclassifications, net of tax	2,384	a)	190	2,574
Amounts reclassified from accumulated other comprehensive income, net of tax	1,156	b)	—	1,156
Net current-period other comprehensive income, net of tax	3,540		190	3,730
Balance as of July 31, 2017	$(10,327)		$35	$(10,292)

a)	Amounts are net of taxes of $1,461,000 and $3,372,000 in fiscal years 2017 and 2016, respectively, and are included in Other Comprehensive Loss.

b)
Amounts are net of taxes of $709,000 and $374,000 in fiscal years 2017 and 2016, respectively. Amounts are included in the components of net periodic benefit cost for the pension and postretirement health plans.

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

STOCK OPTIONS

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500. Stock options have been granted to our outside directors with a vesting period of one year and stock options granted to employees generally vest 25% two years after the grant date and in each of the three following anniversaries of the grant date. In addition, shares of restricted stock have been issued under the 2006 Plan as described in the restricted stock section below. As of July 31, 2017, there were 344,754 shares available for future grants under this plan. All remaining outstanding options were exercised during fiscal year 2017.

A summary of stock option transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding and exercisable at July 31, 2014	44	$15.43	1.9	$611
Exercised	(3)	$15.37		$45
Options outstanding and exercisable at July 31, 2015	41	$15.43	0.9	$447
Exercised	(31)	$14.93		$469
Options outstanding and exercisable at July 31, 2016	10	$17.00	0.3	$205
Exercised	(10)	$17.00		$211
Options outstanding and exercisable at July 31, 2017	—

The amount of cash received from the exercise of options during fiscal year 2017 was $170,000 and the related tax benefit was $80,000. The amount of cash received from the exercise of options during fiscal year 2016 was $466,000 and the related tax benefit was $178,000. The amount of cash received from the exercise of options during fiscal year 2015 was $49,000 and the related tax benefit was $9,000.

We recognized the related compensation expense over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service to us. We recognized no stock-based compensation expense related to stock options during fiscal years 2017, 2016 and 2015. As of July 31, 2017, 2016 and 2015 we had no unamortized expense associated with outstanding stock options.

RESTRICTED STOCK

All of our non-vested restricted stock as of July 31, 2017 was issued under the 2006 Plan with vesting periods from two to five years.

A summary of restricted stock transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Unamortized Expense (in thousands)
Non-vested restricted stock outstanding at July 31, 2014	122	$27.31	2.4	$2,226
Granted	11	$28.68
Vested	(45)	$23.16
Forfeited	(14)	$34.05
Non-vested restricted stock outstanding at July 31, 2015	74	$28.83	2.1	$931
Granted	166	$28.62
Vested	(41)	$26.46
Forfeited	(5)	$31.56
Non-vested restricted stock outstanding at July 31, 2016	194	$29.09	3.8	$4,282
Granted	31	$36.84
Vested	(39)	$26.38
Forfeited	(1)	$31.24
Non-vested restricted stock outstanding at July 31, 2017	185	$30.96	2.8	$3,893

We recognized stock-based compensation related to restricted stock of $934,000, $773,000 and $916,000, net of related tax effect, in fiscal years 2017, 2016 and 2015, respectively. The total restricted stock compensation related tax benefit was $573,000, $474,000 and $226,000 in fiscal years 2017, 2016 and 2015, respectively.

NOTE 8 – PENSION AND OTHER POSTRETIREMENT BENEFITS

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

We also maintain a 401(k) savings plan under which we match a portion of employee contributions. This plan is available to essentially all domestic employees following a specific number of days of employment. Our contributions to this plan, and to similar plans maintained by our foreign subsidiaries, were $746,000, $685,000 and $683,000 for fiscal years 2017, 2016 and 2015, respectively.

Obligations and Funded Status

The following tables provide a reconciliation of changes in the plans’ benefit obligations, assets’ fair values and funded status by fiscal year (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation, beginning of year	$55,124	$46,749	$2,746	$2,362
Service cost	1,826	1,502	125	93
Interest cost	1,861	1,928	78	82
Actuarial (gain) loss	(3,684)	6,304	(11)	413
Benefits paid	(1,385)	(1,359)	(13)	(204)
Benefit obligation, end of year	53,742	55,124	2,925	2,746

Change in plan assets:
Fair value of plan assets, beginning of year	25,264	25,593	—	—
Actual return on plan assets	1,921	(234)	—	—
Employer contribution	1,657	1,264	13	204
Benefits paid	(1,385)	(1,359)	(13)	(204)
Fair value of plan assets, end of year	27,457	25,264	—	—
Funded status, recorded in Consolidated Balance Sheets	$(26,285)	$(29,860)	$(2,925)	$(2,746)

The accumulated benefit obligation for the Pension Plan was $47,880,000 as of July 31, 2017 and $48,981,000 as of July 31, 2016.

The following table shows amounts recognized in the Consolidated Balance Sheets as of July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2017	2016	2017	2016
Deferred income taxes	$9,311	$10,894	$1,108	$1,041
Other current liabilities	$—	$—	$(49)	$(114)
Other noncurrent liabilities	$(26,285)	$(29,860)	$(2,876)	$(2,632)
Accumulated other comprehensive loss – net of tax:
Net actuarial loss	$10,036	$13,546	$315	$348
Prior service cost (income)	$3	$4	$(27)	$(31)

Benefit Costs and Amortizations

The following table shows the components of the net periodic pension and postretirement health benefit costs by fiscal year (in thousands):

	Pension Cost			Postretirement Health Benefit Cost
	2017	2016	2015	2017	2016	2015
Service cost	$1,826	$1,502	$1,606	$125	$93	$133
Interest cost	1,861	1,928	1,855	78	82	106
Expected return on plan assets	(1,774)	(1,923)	(1,877)	—	—	—
Amortization of:
Net transition obligation	—	—	—	—	—	1
Prior service costs (income)	2	8	10	(6)	(6)	(6)
Other actuarial loss	1,828	981	584	41	—	37
Net periodic benefit cost	$3,743	$2,496	$2,178	$238	$169	$271

The following table shows amounts, net of tax, that are recognized in other comprehensive income by fiscal year (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2017	2016	2017	2016
Net actuarial (gain) loss	$(2,377)	$5,245	$(7)	$256
Amortization of:
Prior service (cost) income	(2)	(5)	4	4
Amortization of actuarial loss	(1,133)	(608)	(25)	—
Total recognized in other comprehensive (income) loss	$(3,512)	$4,632	$(28)	$260

The following table shows amortization amounts, net of tax, expected to be recognized in fiscal year 2018 in accumulated other comprehensive income (in thousands):

Amortization of:	Pension Benefits	Postretirement Health Benefits
Net actuarial loss	$712	$12
Prior service cost (income)	2	(4)
Total to be recognized as other comprehensive loss	$714	$8

Cash Flows

We have funded the Pension Plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We expect to contribute approximately $2,141,000 in fiscal year 2018.

The postretirement health plan is an unfunded plan. Our policy is to pay insurance premiums and claims from our assets.

The following table shows the estimated future benefit payments by fiscal year (in thousands):

	Pension Benefits	Postretirement Health Benefits
2018	$1,542	$49
2019	$1,628	$72
2020	$1,641	$112
2021	$1,755	$140
2022	$1,859	$137
2023-27	$11,715	$1,351

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

	Pension Benefits		Postretirement Health Benefits
	2017	2016	2017	2016
Discount rate for net periodic benefit costs	3.36%	4.22%	2.71%	3.51%
Discount rate for year-end obligations	3.75%	3.36%	3.26%	2.71%
Rate of increase in compensation levels for net periodic benefit costs	3.50%	3.50%	—	—
Rate of increase in compensation levels for year-end obligations	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.00%	7.50%	—	—

The discount rate was based on the Citigroup Pension Discount Curve to determine separately for the Pension Plan and the postretirement health plan, the single equivalent rate that would yield the same present value as the specific plan’s expected cash flows.

Our expected rate of return on Pension Plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment managers and investment advisors), and long-term inflation assumptions.

For fiscal year 2017, the medical cost trend assumption used for the postretirement health benefit cost was 7.5%. The graded trend rate is expected to decrease to an ultimate rate of 4.5% in fiscal year 2036.

The following table reflects the effect on postretirement health costs and accruals in fiscal year 2017 of a one-percentage point change in the assumed health care cost trend (in thousands):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost	$29	$(25)
Effect on accumulated postretirement benefit obligation	$310	$(274)

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

We measure and monitor the plan’s asset investment performance and the allocation of assets through quarterly investment portfolio reviews. Investment performance is measured by absolute returns, returns relative to benchmark indices and any other appropriate basis of comparison. The targeted allocation percentages of plan assets is shown below for fiscal year 2018 and the actual allocation as of July 31:

Asset Allocation	Target fiscal 2018	2017	2016
Cash and accrued income	2%	—%	—%
Fixed income	38%	44%	47%
Equity	60%	56%	53%

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets carried at fair value (in thousands):

	Fair Value At July 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Asset Class
Cash and cash equivalents(a)	$97	$97	$—
Equity securities(b):
U.S. companies	8,696	3,933	4,763
International companies	2,119	2,119	—
Equity securities - international mutual funds:
Developed market(c)	4,207	—	4,207
Emerging markets(d)	374	—	374
Fixed Income:
U.S. Treasuries	2,080	—	2,080
Bonds(e)	5,264	—	5,264
Government sponsored entities(f)	2,529	—	2,529
Money market fund(g)	1,087	—	1,087
Other(h)	1,004	—	1,004
Total	$27,457	$6,149	$21,308

	Fair Value At July 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Asset Class
Cash and cash equivalents(a)	$48	$48	$—
Equity securities(b):
U.S. companies	8,132	4,604	3,528
International companies	1,946	1,946	—
Equity securities - international mutual funds:
Developed market(c)	3,258	—	3,258
Fixed Income:
U.S. Treasuries	2,244	—	2,244
Bonds(e)	5,692	—	5,692
Government sponsored entities(f)	2,894	—	2,894
Money market fund(g)	1,050	—	1,050
Total	$25,264	$6,598	$18,666

(a)	Cash and cash equivalents consists of highly liquid investments which are traded in active markets.

(b)	This class represents equities traded on regulated exchanges, as well as funds that invest in a portfolio of such stocks.

(c)
These mutual funds seek long-term capital growth by investing no less than 80% of their assets in stocks of non- U.S. companies that are primarily in developed markets, but also may invest in emerging and less developed markets.

(d)	These mutual funds seek to track the performance of a benchmark index that measures the investment return of stock issued by companies located in emerging market countries.

(e)	This class includes bonds of U.S. and non-U.S. corporate issuers from diverse industries and bonds of domestic and foreign municipalities.

(f)
This class represents a beneficial ownership interest in a pool of single-family residential mortgage loans. These investments are generally not backed by the full faith and credit of the United States government, except for securities valued at $577,000 in our portfolio as of July 31, 2017 and $804,000 as of July 31, 2016.

(g)
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

(h)
This class seeks long-term positive returns by employing a number of arbitrage and alternative investment strategies. The portfolio of instruments may include equities, debt securities, warrants, options, swaps, future contracts, forwards or other types of derivative instruments.

NOTE 9 – DEFERRED COMPENSATION

Oil-Dri's deferred compensation plans permit directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. Participants have deferred $677,000 and $483,000 into these plans in fiscal years 2017 and 2016, respectively. We recorded $404,000 and $438,000 of interest expense associated with these plans in fiscal years 2017 and 2016, respectively. Payments to participants were $581,000 and $570,000 in fiscal years 2017 and 2016, respectively, and the total liability recorded for deferred compensation was $9,617,000 and $9,117,000 as of July 31, 2017 and 2016, respectively.

The Oil-Dri Corporation of America Annual Incentive Plan provides certain executives with the opportunity to receive a deferred executive bonus award if certain financial goals are met. A total of $583,000 and $763,000 were awarded to certain executives for fiscal years 2017 and 2016, respectively. These awards will vest and accrue interest over a three-year period.

Both of the above deferred compensation plans are unfunded. We fund these benefits when payments are made, and the timing and amount of the payments are determined according to the plans' provisions and, for certain plans, according to individual employee agreements.

The Oil-Dri Corporation of America Supplemental Executive Retirement Plan (“SERP”) provides certain retired participants in the Pension Plan with the amount of benefits that would have been provided under the Pension Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”), and/or (2) the limitation on compensation for purposes of calculating benefits under the Pension Plan imposed by Section 401(a)(17) of the Code. The SERP liability is actuarially determined at the end of each fiscal year using assumptions similar to those used for the Pension Plan, see Note 8 of the Notes to the Consolidated Financial Statements. The SERP liability was $2,082,000 and $1,968,000 as of July 31, 2017 and July 31, 2016, respectively. We recorded expense related to the SERP of $114,000 in fiscal year 2017, which was lower than the $535,000 in fiscal year 2016 due primarily to an increase in the discount rate. The SERP is unfunded and benefits will be funded when payments are made.

NOTE 10 – OTHER CONTINGENCIES

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

NOTE 11 – LEASES

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

The following is a schedule by fiscal year of future minimum rent requirements under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 31, 2017 (in thousands):

2018	$2,099
2019	$1,634
2020	$1,422
2021	$1,384
2022	$943
Later years	$8,564

The following schedule shows the composition of total rent expense by fiscal year for all operating leases, including those with terms of one month or less which were not renewed (in thousands):

	2017	2016	2015
Vehicles and Railcars	$1,431	$1,439	$1,559
Office facilities	959	945	928
Warehouse facilities	379	419	311
Mining properties:
Minimum	113	124	123
Contingent (1)	191	239	239
Other	78	61	46
	$3,151	$3,227	$3,206
(1) Contingent mining royalty payments are determined based on the tons of raw clay mined.

NOTE 12 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected information for fiscal years 2017 and 2016 is as follows (in thousands, except for per share amounts):

	Fiscal Year 2017 Quarter Ended
	October 31	January 31	April 30	July 31	Fiscal 2017
Net Sales	$66,612	$65,174	$64,745	$65,776	$262,307
Gross Profit	$20,725	$19,125	$17,781	$16,081	$73,712
Net Income	$2,009	$4,250	$3,211	$1,322	$10,792
Net Income Per Share
Basic Common	$0.30	$0.63	$0.48	$0.20	$1.60
Basic Class B Common	$0.23	$0.47	$0.36	$0.15	$1.20
Diluted Common	$0.28	$0.58	$0.44	$0.18	$1.47
Dividends Per Share
Common	$0.2200	$0.2200	$0.2200	$0.2300	$0.8900
Class B Common	$0.1650	$0.1650	$0.1650	$0.1730	$0.6680
Common Stock Price Range
High	$39.52	$40.94	$40.95	$43.84
Low	$32.55	$31.35	$33.26	$33.61

	Fiscal Year 2016 Quarter Ended
	October 31	January 31	April 30	July 31	Fiscal 2016
Net Sales	$67,795	$65,367	$64,235	$64,916	$262,313
Gross Profit	$20,653	$19,062	$18,568	$18,866	$77,149
Net Income (Loss)	$5,423	$3,821	$(892)	$5,261	$13,613
Net Income Per Share
Basic Common	$0.82	$0.57	$(0.14)	$0.78	$2.04
Basic Class B Common	$0.61	$0.43	$(0.10)	$0.59	$1.53
Diluted Common	$0.75	$0.53	$(0.13)	$0.72	$1.87
Dividends Per Share
Common	$0.2100	$0.2100	$0.2100	$0.2200	$0.8500
Class B Common	$0.1575	$0.1575	$0.1575	$0.1650	$0.6375
Common Stock Price Range
High	$31.61	$38.92	$38.43	$37.67
Low	$21.65	$28.42	$32.24	$29.89

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

NOTE 14 – RELATED PARTIES

One member of our Board of Directors is currently the President and Chief Executive Officer of a customer of ours. Total net sales to that customer, including sales to subsidiaries of that customer, were $395,000 and $434,000 for fiscal years 2017 and 2016, respectively. There were no outstanding accounts receivable from that customer, and its subsidiaries, as of July 31, 2017. Outstanding amounts due from that customer, and its subsidiaries, were $28,000 as of July 31, 2016.

One member of our Board of Directors is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $321,000 and $207,000 for fiscal years 2017 and 2016, respectively. Outstanding accounts payable to that vendor were $19,000 as of July 31, 2017. There were no outstanding amounts due to that vendor as of July 31, 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal controls over financial reporting as of July 31, 2017 have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Oil-Dri Corporation of America

We have audited the accompanying consolidated balance sheets of Oil- Dri Corporation of America (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of July 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2017. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2).We also have audited the Company’s internal control over financial reporting as of July 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oil-Dri Corporation of America and subsidiaries as of July 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP

Chicago, Illinois
October 10, 2017

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except as set forth below) is contained in Oil-Dri’s Proxy Statement for its 2017 annual meeting of stockholders under the captions “1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Audit Committee” and “Corporate Governance Matters” and is incorporated herein by this reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2017 annual meeting of stockholders under the captions “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors,” “Director Compensation,” “Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2017 annual meeting of stockholders under the captions “Principal Stockholders,” “Security Ownership of Management” and “Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2017 annual meeting of stockholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2017 annual meeting of stockholders under the caption “Auditor Fees” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements are contained herein.

Consolidated Balance Sheets as of July 31, 2017 and July 31, 2016.

Consolidated Statements of Operations for the fiscal years ended July 31, 2017, July 31, 2016 and July 31, 2015.

Consolidated Statements of Comprehensive Income for the fiscal years ended July 31, 2017, July 31, 2016 and July 31, 2015.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended July 31, 2017, July 31, 2016 and July 31, 2015.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2017, July 31, 2016 and July 31, 2015.

Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2017, July 31, 2016 and July 31, 2015.

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
Incorporated by reference to Exhibit 10(s) to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on May 1, 2001.

10.2	First Amendment, dated as of December 13, 2002, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

Exhibit
No.	Description	SEC Document Reference
10.3	Second Amendment, dated as of October 15, 2007, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001 (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2007.

10.4	Third Amendment, dated as of May 27, 2016, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001 (confidential treatment of certain portions of this exhibit have been requested).	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

10.5	Exclusive Supply Agreement dated May 19, 1999 between Church & Dwight Co., Inc. and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit (10)(r) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

10.6	$15,000,000 Credit Agreement, dated January 27, 2006 among the Company, certain subsidiaries of the Company and Harris N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.7	First Amendment, dated as of December 19, 2008 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.8	Second Amendment, dated as of December 21, 2011 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 28, 2011.

10.9	Third Amendment, dated as of June 21, 2012 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.10	Fourth Amendment, dated as of December 4, 2014 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2014.

10.11
$18,500,000 Note Agreement dated as of November 12, 2010 among Oil-Dri Corporation of America, The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota.
Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 16, 2010.

Exhibit
No.	Description	SEC Document Reference
10.12	Description of 1987 Executive Deferred Compensation Program.*	Incorporated by reference to Exhibit (10)(f) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

10.13	Salary Continuation Agreement dated August 1, l989 between Richard M. Jaffee and Oil-Dri (“1989 Agreement”).*	Incorporated by reference to Exhibit (10)(g) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

10.14	Extension and Amendment, dated October 9, 1998, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

10.15	Second Amendment, effective October 31, 2000, to the 1989 Agreement.*	Incorporated by reference to Exhibit 99.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 13, 2000.

10.16	Third Amendment, dated as of January 31, 2006, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 13, 2006.

10.17	Fourth Amendment, dated as of October 14, 2010, to the 1989 Agreement.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on October 14, 2010.

10.18	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.19	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.20	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.21	Supplemental Executive Retirement Plan dated April 1, 2003.*	Incorporated by reference to Exhibit (10)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.22	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

Exhibit
No.	Description	SEC Document Reference
10.23	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.24	Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

10.25	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.26	Second Amendment, effective as of October 15, 2015, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as previously amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 28, 2015.

10.27	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.28	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.29	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.30	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.31	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.32	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.33	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

11.1	Statement re: Computation of Net Income Per Share.	Filed herewith.

Exhibit
No.	Description	SEC Document Reference
14.1	Code of Ethics
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

Dated: October 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Richard M. Jaffee	October 10, 2017
Richard M. Jaffee
Chairman of the Board of Directors

/s/ Daniel S. Jaffee	October 10, 2017
Daniel S. Jaffee
President and Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Daniel T. Smith	October 10, 2017
Daniel T. Smith
Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Paula J. Krystopolski	October 10, 2017
Paula J. Krystopolski
Vice President, Corporate Controller
(Controller)

/s/ J. Steven Cole	October 10, 2017
J. Steven Cole
Director

/s/ Joseph C. Miller	October 10, 2017
Joseph C. Miller
Vice Chairman of the Board of Directors

/s/ Michael A. Nemeroff	October 10, 2017
Michael A. Nemeroff
Director

/s/ George C. Roeth	October 10, 2017
George C. Roeth
Director

/s/ Allan H. Selig	October 10, 2017
Allan H. Selig
Director

/s/ Paul E. Suckow	October 10, 2017
Paul E. Suckow
Director

/s/ Lawrence E. Washow	October 10, 2017
Lawrence E. Washow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2017	2016	2015
	(in thousands)
Allowance for doubtful accounts and cash discounts:
Balance, beginning of year	$753	$761	$707
Additions	(13)	49	169
Deductions*	8	(57)	(115)
Balance, end of year	$748	$753	$761

* Net of recoveries.

Valuation reserve for income taxes:
Balance, beginning of year	$1,170	$2,210	$3,459
Change	(377)	(1,040)	(1,249)
Balance, end of year	$793	$1,170	$2,210

EXHIBITS

Exhibit No.	Description
11.1	Statement Re: Computation of Net Income Per Share

21.1	Subsidiaries of Oil-Dri Corporation of America

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications by Daniel S. Jaffee, President and Chief Executive Officer and Daniel T. Smith, Vice President and Chief Financial Officer, required by Rule 13a-14(a)

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Note:
Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.