Form 10-Q
period 2017-10-31
Oil-Dri Corp of America
filed 2017-12-08
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended October 31, 2017
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2017.
Common Stock – 5,136,614 Shares and Class B Stock – 2,182,381 Shares

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

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including those described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

Cat’s Pride, Fresh & Light, Fresh & Light Ultimate Care and Oil-Dri are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	October 31, 2017	July 31, 2017
Current Assets
Cash and cash equivalents	$8,401	$9,095
Short-term investments	18,133	23,576
Accounts receivable, less allowance of $726 and $748 at October 31, 2017 and July 31, 2017, respectively	32,054	32,750
Inventories	22,759	22,615
Prepaid repairs expense	3,864	3,890
Prepaid expenses and other assets	3,690	2,304
Total Current Assets	88,901	94,230

Property, Plant and Equipment
Cost	227,077	224,444
Less accumulated depreciation and amortization	(142,826)	(140,411)
Total Property, Plant and Equipment, Net	84,251	84,033

Other Assets
Goodwill	9,034	9,034
Trademarks and patents, net of accumulated amortization of $244 and $238 at October 31, 2017 and July 31, 2017, respectively	1,273	1,223
Customer list, net of accumulated amortization of $4,835 and $4,601 at October 31, 2017 and July 31, 2017, respectively	2,950	3,184
Deferred income taxes	14,172	14,396
Other	6,336	6,475
Total Other Assets	33,765	34,312

Total Assets	$206,917	$212,575

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	October 31, 2017	July 31, 2017
Current Liabilities
Current maturities of notes payable	$3,083	$3,083
Accounts payable	7,828	9,594
Dividends payable	1,559	1,553
Accrued expenses:
Salaries, wages and commissions	4,735	7,917
Trade promotions and advertising	1,748	2,253
Freight	1,187	1,606
Other	7,607	6,948
Total Current Liabilities	27,747	32,954

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $82 and $89 at October 31, 2017 and July 31, 2017, respectively	6,085	9,161
Deferred compensation	11,867	11,537
Pension and postretirement benefits	29,314	29,161
Other	3,794	3,725
Total Noncurrent Liabilities	51,060	53,584

Total Liabilities	78,807	86,538

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,045,606 shares at October 31, 2017 and 8,015,166 shares at July 31, 2017	804	802
Class B Stock, par value $.10 per share, issued 2,507,122 shares at October 31, 2017 and 2,513,512 shares at July 31, 2017	251	251
Additional paid-in capital	36,775	36,242
Retained earnings	156,226	154,735
Accumulated other comprehensive loss:
Pension and postretirement benefits	(10,146)	(10,327)
Cumulative translation adjustment	(39)	35
Total accumulated other comprehensive loss	(10,185)	(10,292)
Less Treasury Stock, at cost (2,908,992 Common and 324,741 Class B shares at October 31, 2017 and 2,907,370 Common and 324,741 Class B shares at July 31, 2017)	(55,761)	(55,701)
Total Stockholders’ Equity	128,110	126,037

Total Liabilities & Stockholders’ Equity	$206,917	$212,575

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended October 31,
	2017	2016

Net Sales	$66,646	$66,612
Cost of Sales	(47,677)	(45,887)
Gross Profit	18,969	20,725
Selling, General and Administrative Expenses	(15,053)	(17,679)
Income from Operations	3,916	3,046

Other (Expense) Income
Interest expense	(201)	(251)
Interest income	54	8
Other, net	70	(124)
Total Other Expense, Net	(77)	(367)

Income Before Income Taxes	3,839	2,679
Income Tax Expense	(789)	(670)
Net Income	3,050	2,009

Retained Earnings:
Balance at beginning of period	154,735	149,945
Cash dividends declared and treasury stock issuances	(1,559)	(1,479)
Balance at End of Period	$156,226	$150,475

Net Income Per Share
Basic Common	$0.45	$0.30
Basic Class B Common	$0.34	$0.23
Diluted Common	$0.41	$0.28
Average Shares Outstanding
Basic Common	5,025	5,004
Basic Class B Common	2,090	2,067
Diluted Common	7,211	7,138
Dividends Declared Per Share
Basic Common	$0.2300	$0.2200
Basic Class B Common	$0.1730	$0.1650

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended October 31,
	2017	2016

Net Income	$3,050	$2,009

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	181	269
Cumulative translation adjustment	(74)	(14)
Other Comprehensive Income	107	255
Total Comprehensive Income	$3,157	$2,264

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Three Months Ended October 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2017	2016
Net Income	$3,050	$2,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,192	3,159
Amortization of investment net discount	(25)	(2)
Stock-based compensation	359	431
Excess tax benefits for share-based payments	—	(128)
Deferred income taxes	111	165
Provision for bad debts and cash discounts	(22)	48
Loss on the sale of fixed assets	7	161
(Increase) Decrease in assets:
Accounts receivable	718	(688)
Inventories	(154)	(367)
Prepaid expenses	(1,361)	(1,057)
Other assets	75	(114)
Increase (Decrease) in liabilities:
Accounts payable	(825)	476
Accrued expenses	(3,275)	(3,592)
Deferred compensation	330	274
Pension and postretirement benefits	334	464
Other liabilities	54	86
Total Adjustments	(482)	(684)
Net Cash Provided by Operating Activities	2,568	1,325

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,045)	(4,295)
Proceeds from sale of property, plant and equipment	8	1
Purchases of short-term investments	(13,012)	(5,119)
Dispositions of short-term investments	18,480	9,946
Net Cash Provided by Investing Activities	1,431	533

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,083)	(3,083)
Dividends paid	(1,553)	(1,477)
Purchase of treasury stock	(27)	(122)
Excess tax benefits for share-based payments	—	128
Net Cash Used in Financing Activities	(4,663)	(4,554)
Effect of exchange rate changes on cash and cash equivalents	(30)	58
Net Decrease in Cash and Cash Equivalents	(694)	(2,638)
Cash and Cash Equivalents, Beginning of Period	9,095	18,629
Cash and Cash Equivalents, End of Period	$8,401	$15,991

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Three Months Ended October 31,
	2017	2016
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$711	$821
Cash dividends declared and accrued, but not paid	$1,559	$1,479

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF STATEMENT PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements and the related notes are condensed and should be read in conjunction with the Consolidated Financial Statements and related notes for the fiscal year ended July 31, 2017 included in our Annual Report on Form 10-K filed with the SEC.

The unaudited Condensed Consolidated Financial Statements include the accounts of Oil-Dri Corporation of America and its subsidiaries. All significant intercompany transactions are eliminated. Except as otherwise indicated herein or as the context otherwise requires, references to “Oil-Dri,” the “Company,” “we,” “us” or “our” refer to Oil-Dri Corporation of America and its subsidiaries.

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three months ended October 31, 2017 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2018.

The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Estimates and assumptions are revised periodically. Actual results could differ from these estimates.

Summary of Significant Accounting Policies

Except as described herein, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017, have not materially changed. However, the unaudited Condensed Consolidated Financial Statements reflect changes required upon adoption of new accounting guidance, as described in Note 2. The following is a description of certain of our significant accounting policies.

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

We record an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk and analysis of facts and circumstances about specific customer accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment.

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

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral patents, including legal fees and drilling expenses, are also capitalized. Pre-

production development costs on new mines and any prepaid royalties that may be offset against future royalties due upon extraction of the minerals are also capitalized. All exploration related costs are expensed as incurred.

We perform ongoing reclamation activities during the normal course of our overburden removal. As overburden is removed from a mine site, it is hauled to previously mined sites and is used to refill older sites. This process allows us to continuously reclaim older mine sites and dispose of overburden simultaneously, therefore minimizing the costs associated with the reclamation process.

2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance was subsequently amended several times to further clarify the principles for recognizing revenue. The guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. Oil-Dri's revenue is generated from the sale of finished goods to customers. Those sales predominantly contain a single delivery obligation. Under Oil-Dri's current accounting policy, revenue is recognized at a single point in time when ownership, risks and rewards transfer. We are currently in the process of performing a comprehensive evaluation of the revenue requirements, including the impact on how we record certain incentives and advertising arrangements, as well as significant new disclosure requirements. We plan to adopt the standard at the beginning of our first quarter of fiscal year 2019. Transition options to implement this guidance include either a full or modified retrospective approach and early adoption is permitted. We expect to use the modified retrospective implementation method.

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

Recently Adopted Pronouncements
In the first quarter of fiscal year 2018, we adopted the FASB guidance under ASC 718, Compensation-Stock Compensation that simplified several aspects of the accounting for share-based payment transactions, including accounting for income taxes and classification of excess tax benefits in the statement of cash flows. As a result of implementing this guidance, we recognized $143,000 excess tax benefits as a reduction of income tax expense, rather than in Stockholders' Equity on the unaudited Condensed Consolidated Balance Sheet, and classified in operating activities on the unaudited Condensed Consolidated Statements of Cash Flows. These changes have been applied prospectively in accordance with the guidance and prior period presentations have not been adjusted. The adoption resulted in approximately a 4% benefit to our effective tax rate for the first quarter of fiscal year 2018. In addition, we excluded the excess tax benefits from the assumed proceeds available to repurchase shares under the treasury stock method for the computation of diluted earnings per share. This change did not have a material impact on our diluted earnings per share for the first quarter of fiscal year 2018. The guidance allows for a policy election to either use estimated forfeitures or account for them as they occur to determine the amount of compensation cost to be recognized each period. We have elected to continue to account for forfeitures on an estimated basis. No other material changes resulted from the adoption of this standard.

In the first quarter of fiscal year 2018, we adopted the FASB guidance under ASC 740, Balance Sheet Classification of Deferred Taxes, which required deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. Prior periods presented were also restated. We reclassified $2,787,000 from Total Current Assets to Total Other Assets on the unaudited Condensed Consolidated Balance Sheet as of both October 31, 2017 and July 31, 2017.

In the first quarter of fiscal year 2018, we adopted the FASB guidance under ASC 330, Simplifying the Measurement of Inventory. The new guidance required inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Adoption of this guidance did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	October 31, 2017	July 31, 2017
Finished goods	$14,290	$14,704
Packaging	5,339	4,988
Other	3,130	2,923
Total Inventories	$22,759	$22,615

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The obsolescence reserve not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at October 31, 2017 and July 31, 2017 were $1,072,000 and $619,000, respectively.

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
Level 3: Unobservable inputs.

Cash equivalents of $2,402,000 and $3,814,000 as of October 31, 2017 and July 31, 2017, respectively, were classified as Level 1. These cash instruments are primarily money market mutual funds and are included in cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheet.

Short-term investments included U.S. Treasury securities and certificates of deposit. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost, which approximated fair value as of October 31, 2017 and July 31, 2017.

Accounts receivable and accounts payable balances approximated their fair values at October 31, 2017 and July 31, 2017 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $9,645,000 and $13,001,000 as of October 31, 2017 and July 31, 2017, respectively. Our debt does not trade on a daily basis in an active market, therefore the fair value estimate is based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

We apply fair value techniques on at least an annual basis associated with: (1) valuing potential impairment loss related to goodwill, trademarks and other indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets. See Note 5 for further information about goodwill and other intangible assets.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible amortization expense was $254,000 and $305,000 in the first quarter of fiscal years 2018 and 2017, respectively. Estimated intangible amortization for the remainder of fiscal year 2018 is $758,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2019	$826
2020	$657
2021	$473
2022	$323
2023	$191

We have one acquired trademark recorded at a cost of $376,000 that was determined to have an indefinite life and is not amortized.

We performed our annual goodwill impairment analysis in the fourth quarter of fiscal year 2017 and no impairment was identified. There have been no triggering events that would indicate a new impairment analysis is needed.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2017	2016
Service cost	$424	$467
Interest cost	497	457
Expected return on plan assets	(486)	(476)
Amortization of:
Prior service costs	1	1
Other actuarial loss	287	429
Net periodic benefit cost	$723	$878

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2017	2016
Service cost	$29	$30
Interest cost	24	18
Amortization of:
Prior service costs	(2)	(2)
Other actuarial loss	5	6
Net periodic benefit cost	$56	$52

The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

The pension plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We contributed $335,000 to our pension plan during the first quarter of fiscal year 2018. We estimate contributions will be $1,807,000 for the remainder of fiscal year 2018. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three Months Ended October 31,
	2017	2016	2017	2016
Discount rate for net periodic benefit cost	3.75%	3.36%	3.26%	2.71%
Rate of increase in compensation levels	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.00%	7.50%	—	—

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

Our operating segments are also our reportable segments. Net sales and operating income for each segment are provided below. Revenues by product line are not provided because it would be impracticable to do so. The accounting policies of the segments are the same as those described in Note 1 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

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

			Assets
			October 31, 2017	July 31, 2017
			(in thousands)
Business to Business Products			$64,864	$65,337
Retail and Wholesale Products			90,320	90,508
Unallocated Assets			51,733	56,730
Total Assets			$206,917	$212,575

	For the Three Months Ended October 31,
	Net Sales		Income
	2017	2016	2017	2016
	(in thousands)
Business to Business Products	$27,087	$27,473	$8,876	$9,408
Retail and Wholesale Products	39,559	39,139	2,365	(507)
Total Sales	$66,646	$66,612
Corporate Expenses			(7,325)	(5,855)
Income from Operations			3,916	3,046
Total Other Expense, Net			(77)	(367)
Income before Income Taxes			3,839	2,679
Income Taxes			(789)	(670)
Net Income			$3,050	$2,009

8. STOCK-BASED COMPENSATION

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

Stock Options

There were no stock options outstanding at the end of fiscal year 2017 and no stock options were granted during the first three months of fiscal year 2018. No stock options were granted and no stock options were exercised during the first three months of fiscal year 2017.

Restricted Stock

All of our non-vested restricted stock as of October 31, 2017 was issued under the 2006 Plan with vesting periods between two years and five years. We determine the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

During the first quarter of fiscal year 2018, we granted 23,000 restricted shares of Common Stock and 1,000 restricted shares of Class B Stock. During the first quarter of fiscal year 2017, we granted 13,000 restricted shares of Common Stock. Stock-based compensation expense related to non-vested restricted stock for the first quarter of fiscal years 2018 and 2017 was $502,000 and $431,000, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2017	185	$30.96
Granted	24	$42.76
Vested	(27)	$29.94
Forfeitures	(1)	$33.77
Non-vested restricted stock outstanding at October 31, 2017	181	$32.66

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of October 31, 2017 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2017	$(10,327)		$35	$(10,292)
Other comprehensive loss before reclassifications, net of tax	—		(74)	(74)
Amounts reclassified from accumulated other comprehensive income, net of tax	181	a)	—	181
Net current-period other comprehensive income (loss), net of tax	181		(74)	107
Balance as of October 31, 2017	$(10,146)		$(39)	$(10,185)

a) Amount is net of tax expense of $110,000. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 6 for further information.

10. RELATED PARTY TRANSACTIONS

One member of our Board of Directors is the President and Chief Executive Officer of a customer of ours. That customer was a customer of ours before the board member joined that customer and before he became a member of our Board of Directors. Total net sales to that customer, including sales to subsidiaries of that customer, were $86,000 and $78,000 for the first quarters of fiscal years 2018 and 2017, respectively. Outstanding accounts receivable from that customer, and its subsidiaries, were $14,000 as of October 31, 2017. There were no outstanding amounts due as of July 31, 2017.

One member of our Board of Directors, and of the Compensation Committee of our Board of Directors, is the President and Chief Executive Officer as well as a director and shareholder of a law firm that regularly provides services to us. Total payments to that vendor for fees and cost reimbursements were $63,000 and $14,000 for the first quarters of fiscal years 2018 and 2017, respectively. Outstanding accounts payable to that vendor were $29,000 and $19,000 as of October 31, 2017 and July 31, 2017, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our Consolidated Financial Statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2017 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2016

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended October 31, 2017 were $66,646,000, compared to $66,612,000 for the three months ended October 31, 2016. Net sales were up for the Retail and Wholesale Products Group, but were down for the Business to Business Products Group. Consolidated net income was $3,050,000 for the first quarter of fiscal year 2018, compared to $2,009,000 for the first quarter of fiscal year 2017. First quarter operating income increased for the Retail and Wholesale Products Group, but decreased for the Business to Business Products Group. Significantly lower advertising expense in the quarter, as described below, drove improvements in both consolidated net income and the Retail and Wholesale Products Group's operating income. Diluted net income per share was $0.41 for the first quarter of fiscal year 2018, compared to $0.28 for the first quarter of fiscal year 2017.

Consolidated gross profit as a percentage of net sales for the first quarter of fiscal year 2018 was 28%, which was lower than the 31% for the first quarter of fiscal year 2017, but was the same as for the full year of fiscal 2017. Gross profit was negatively impacted by higher natural gas and other manufacturing costs, as well as by increased packaging costs. The cost per manufactured ton for natural gas used to operate kilns that dry our clay was approximately 10% higher in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017. Other manufacturing costs per ton produced were up approximately 8%, including higher expenses for repairs, salaries and wages, and purchased ingredients. Packaging costs were approximately 12% higher compared to the first quarter of the prior fiscal year. Significant amounts of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices, including both resin and paper-based packaging.

Total selling, general and administrative expenses were 15% lower for the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017. The discussion below describes the selling, general and administrative expenses allocated to the operating segments, particularly lower advertising expense in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in the first quarter of fiscal year 2018 included higher costs for research and development, implementation of our new enterprise resource planning software and outside legal fees associated with ongoing litigation, as described further in Part II. Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q. In addition, the estimated annual incentive bonus accrual for the first quarter of fiscal year 2018 was higher compared to the same period of fiscal year 2017. The bonus accruals were based on performance targets established for each fiscal year.

Tax expense was 21% of pre-tax income for the first quarter of fiscal year 2018, compared to 25% for the first quarter of fiscal year 2017. We used an estimated annual effective tax rate in determining our quarterly provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion. The effective tax rate for the first quarter of fiscal year 2018 was reduced approximately 4% by the recognition of excess tax benefits for share-based compensation upon adoption of new accounting guidance. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further details.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first quarter of fiscal year 2018 were $27,087,000, a decrease of $386,000, or 1%, from net sales of $27,473,000 for the first quarter of fiscal year 2017. Net sales of our animal health and nutrition products decreased approximately 7% across domestic and foreign markets. Sales by our subsidiary in China declined, as described further in “Foreign Operations” below. Higher sales in other Asian markets partially offset the sales decline in China. Net sales of our agricultural chemical carriers to manufacturers of crop protection products were lower and net sales of fluids purification products to edible oil producers were flat compared to the first quarter of the prior fiscal year. Co-packaged coarse cat litter sales increased due to a price adjustment under a co-packaging agreement.

Selling, general and administrative expenses for the Business to Business Products Group were 8% lower compared to the first quarter of fiscal year 2017. This decrease was due primarily to lower costs to promote our animal health and nutrition products.

The Business to Business Products Group’s operating income for the first quarter of fiscal year 2018 was $8,876,000, a decrease of $532,000, or 6%, from operating income of $9,408,000 in the first quarter of fiscal year 2017. Lower sales and higher natural gas, other manufacturing and packaging costs more than offset the benefit of lower selling, general and administrative expenses. See “Consolidated Results” above for further discussion of manufacturing and packaging costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first quarter of fiscal year 2018 were $39,559,000, an increase of $420,000, or 1%, from net sales of $39,139,000 for the first quarter of fiscal year 2017. Net sales of industrial and automotive absorbent products were approximately 3% higher due primarily to higher sales to existing customers. Total cat litter net sales were flat compared to the first quarter of fiscal year 2017. Sales of our private label lightweight scoopable litter continued to see strong growth compared to the same quarter of the prior year, due primarily to new distribution and increased sales to current customers. Net sales of total branded scoopable litters increased slightly, with higher sales of traditional scoopable litters more than offsetting lower sales of lightweight litters. As discussed below, spending to advertise our branded lightweight litters was significantly lower in the first quarter of fiscal year 2018 compared to the prior year. These higher sales were offset primarily by approximately 10% lower sales of our branded and private label coarse non-clumping litter. The overall market for heavy coarse litter continued to trend down.

First quarter sales for our subsidiaries in both Canada and the United Kingdom were higher than the same period of the prior year. See “Foreign Operations” below for further discussion about the results of our foreign subsidiaries.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 41% lower compared to the first quarter of fiscal year 2017. The decrease was driven by approximately $3,200,000 lower advertising expense to promote our Fresh & Light Ultimate Care lightweight cat litter. We plan to continue promoting lightweight litter through the remainder of fiscal year 2018 and we expect advertising expense for the full year of fiscal year 2018 to be at levels similar to fiscal year 2017.

The Retail and Wholesale Products Group's operating income for the first quarter of fiscal year 2018 was $2,365,000, compared to an operating loss of $507,000 for the first quarter of fiscal year 2017. The increase in operating income was driven by the lower advertising costs discussed above. The reduction in advertising costs more than offset higher natural gas, other manufacturing and packaging costs. See “Consolidated Results” above for further discussion of manufacturing and packaging cost changes.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first quarter of fiscal year 2018 were $2,937,000, a 7% decrease compared to net sales of $3,151,000 in the first quarter of fiscal year 2017. Our subsidiary in China reported lower sales for animal health and nutrition products with approximately 16% fewer tons sold, predominately driven by the merger of two customers. Sales increased for industrial absorbent products sold by our subsidiary in Canada and for sales of fluids purification products sold by our subsidiary in the United Kingdom. Net sales by our foreign subsidiaries represented approximately 4% and 5% of consolidated net sales during the first quarters of fiscal years 2018 and 2017, respectively.

Our foreign subsidiaries reported net income of $199,000 for the first quarter of fiscal year 2018 compared to net income of $31,000 for the first quarter of fiscal year 2017. The strength in value of the British Pound relative to the U.S. Dollar resulted in an exchange rate gain upon conversion of the financial results of our United Kingdom into our financial reporting currency.

Identifiable assets of our foreign subsidiaries as of October 31, 2017 were $8,317,000, compared to $7,478,000 as of October 31, 2016. The increase was due primarily to higher cash and cash equivalents and inventories.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems and real estate; supporting new product development; investing in infrastructure; repurchasing Common Stock; paying dividends; and business acquisitions. During the first three months of fiscal year 2018, we principally used cash generated from operations to fund these requirements. We also have the ability to borrow under our revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”), as described further below, however we have not borrowed under the credit agreement in recent years.

The following table sets forth certain elements of our Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended October 31,
	2017	2016
Net cash provided by operating activities	$2,568	$1,325
Net cash provided by investing activities	1,431	533
Net cash used in financing activities	(4,663)	(4,554)
Effect of exchange rate changes on cash and cash equivalents	(30)	58
Net decrease in cash and cash equivalents	$(694)	$(2,638)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first three months of fiscal years 2018 and 2017 were as follows:

Accounts receivable, less allowance for doubtful accounts, decreased $696,000 in the first three months of fiscal year 2018 compared to an increase of $640,000 in the first three months of fiscal year 2017. The change in accounts receivable balances reflected differences in the level and timing of sales and collections, as well as the payment terms provided to various customers.

Prepaid expenses increased $1,361,000 in the first three months of fiscal year 2018 compared to an increase of $1,057,000 in the first three months of fiscal year 2017. Prepayments of annual insurance premiums contributed to the increase in both fiscal years. In addition, prepaid advertising expenses increased in the first three months of fiscal year 2018 and prepayments for computer software licenses were included in the first three months of fiscal year 2017.

Accounts payable decreased $825,000 in the first three months of fiscal year 2018 compared to an increase of $476,000 in the first three months of fiscal year 2017. Trade and freight payable varied in both periods due to timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms. In addition, we performed a review of our vendor payment terms in fiscal year 2017 and adjusted the timing of our payments accordingly. Current accrued estimated income taxes are also included in accounts payable balances.

Accrued expenses decreased $3,275,000 in the first three months of fiscal year 2018 compared to a decrease of $3,592,000 in the first three months of fiscal year 2017. The payout of the prior fiscal year's discretionary incentive bonus drove lower accrued salaries in the first three months of both fiscal years 2018 and 2017. Accrued plant expenses fluctuated in the first three months of both fiscal years due to timing of payments, changes in the cost of goods and services we purchased, production volume levels and vendor payment terms. In addition, accrued trade promotions and advertising varied due to the timing of marketing programs.

Net cash provided by investing activities

Cash provided by investing activities was $1,431,000 in the first three months of fiscal year 2018 compared to cash provided by investing activities of $533,000 in the first three months of fiscal year 2017. Cash used for capital expenditures was $4,045,000 and $4,295,000 in the first three months of fiscal years 2018 and 2017, respectively. Capital expenditures in both periods included spending for an enterprise resource planning system implementation, as well as equipment additions and replacement at our manufacturing facilities. Net dispositions of short-term investments provided cash of $5,468,000 and $4,827,000 in the first three months of fiscal years 2018 and 2017, respectively. Purchases and dispositions of investment securities in both periods are impacted by variations in the timing of investment maturities, the operating cash needs of the Company and the availability of investment options.

Net cash used in financing activities

Cash used in financing activities was $4,663,000 in the first three months of fiscal year 2018 compared to cash used in financing activities of $4,554,000 in the first three months of fiscal year 2017. Scheduled payments on long-term debt were $3,083,000 in the first three months of both fiscal years 2018 and 2017. Dividend payments in the first three months of fiscal year 2018 were $1,553,000 compared to $1,477,000 paid during the same period of fiscal year 2017 due to a dividend increase.

Other

Total cash and investment balances held by our foreign subsidiaries of $2,051,000 as of October 31, 2017 were higher than the October 31, 2016 balances of $1,453,000. See further discussion in “Foreign Operations” above.

We have a $25,000,000 unsecured revolving credit agreement with BMO Harris which expires on December 4, 2019. The agreement also provides for a maximum of $5,000,000 for foreign letters of credit. Under the agreement we may select a variable interest rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At October 31, 2017, the variable rates would have been 4.25% for the BMO Harris prime-based rate or 2.36% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under the credit agreement during the three months ended October 31, 2017 and 2016, and we were in compliance with its covenants.

As of October 31, 2017, we had remaining authority to repurchase 300,822 shares of Common Stock under a repurchase plan approved by our Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. We plan to continue promoting our lightweight products and we expect advertising expense in fiscal year 2018 to be at similar levels as fiscal year 2017. We also anticipate that our capital expenditures in fiscal year 2018 will be higher than in fiscal year 2017, including costs related to our enterprise resource planning software implementation. We do not believe that these increased expenditures will dramatically impact our cash position; however our cash requirements are subject to change as business conditions warrant and opportunities arise. We continually evaluate our liquidity position and anticipated cash needs, as well as the financing options available to obtain additional cash reserves. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all financial covenants under debt agreements, including, but not limited to, the current credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

The following tables summarize our contractual obligations and commercial commitments (in thousands) as of October 31, 2017 for the time-frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Notes Payable	$9,250	$3,083	$6,167	$—	$—
Interest on Notes Payable	733	366	367	—	—
Operating Leases	15,673	2,021	2,925	2,319	8,408
Total Contractual Cash Obligations	$25,656	$5,470	$9,459	$2,319	$8,408

We made total contributions to our defined benefit pension plan of $335,000 during the first three months of fiscal year 2018. We estimate contributions of approximately $1,807,000 will be made during the remainder of fiscal year 2018. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$29,612	$29,612	$—	$—	$—

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of financial condition and results of operations is based on our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates and assumptions are revised periodically. Actual results could differ from these estimates. See the information concerning our critical accounting policies included under “Management’s Discussion of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short-term investments. We believe that the market risk arising from holdings of our financial instruments is not material.

We are exposed to foreign currency fluctuation risk, primarily the U.S. Dollar relative to the British Pound, Euro, Canadian Dollar and Chinese Yuan. This risk is related to our foreign subsidiaries' financial results, to certain accounts receivable and to our ability to sell in foreign markets. We are subject to the impact of currency fluctuation upon translation of our foreign subsidiaries’ financial statements from local currencies to U.S. Dollars. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated net sales or net income. In addition, the portion of our consolidated accounts receivable denominated in foreign currencies has not been significant. Finally, foreign sales of our products may be influenced by the relative strength of the U.S. dollar compared to various other currencies, which makes our products relatively more or less expensive than our foreign competitors' products in local marketplaces. Foreign currency fluctuations had some bearing on our operating results in the first three months of fiscal year 2018; however, historically the overall foreign currency fluctuation risk has not been material to our Consolidated Financial Statements. During the first three months of fiscal year 2018, we did not enter into any hedge contracts to offset any adverse effect of changes in currency exchange rates.

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

We are exposed to commodity price risk with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and, consistent with our past practice, we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. As of October 31, 2017, we have not purchased any natural gas contracts for our planned kiln fuel needs for the remainder of fiscal year 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1. LEGAL PROCEEDINGS

Below is a supplement to the description of the litigation under Item 3, “Legal Proceedings,” in the Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

On February 3, 2015, we brought suit in the United States District Court for the Northern District of Illinois, Eastern Division, against Nestlé Purina PetCare Company (“Nestlé”) seeking monetary damages and injunctive relief based on Nestlé’s alleged infringement of a patent held by us. Discovery in this case is proceeding.

Additionally, Nestlé filed a petition for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to challenge certain of the claims in our patent. The PTAB agreed to consider Nestlé’s petition, but on June 20, 2016, issued an order stating that Nestlé had not shown by a preponderance of the evidence that any of the challenged claims in our patent are unpatentable. In July 2016, Nestlé filed a motion for reconsideration of the PTAB’s decision, which was denied in February 2017.  Nestlé timely filed an appeal of the PTAB’s decision to the U.S. Court of Appeals for the Federal Circuit, and briefing commenced.  In November 2017, Nestle filed a motion in that Court to remand the case to the PTAB for consideration of additional evidence that it claims that we should have provided to the PTAB.  On December 4, 2017, we filed a response to the motion to remand.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2017, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarizes our Common Stock purchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES [1]
	(a)	(b)	(c)	(d)
For the Three Months Ended October 31, 2017	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]
August 1, 2017 to August 31, 2017	—	—	—	301,444
September 1, 2017 to September 30, 2017	—	—	—	301,444
October 1, 2017 to October 31, 2017	622	$42.76	—	300,822

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. We did not repurchase any shares of our Class B Stock during the period in question, and no shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017 filed with the SEC.

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

Dated:  December 8, 2017

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