Form 10-Q
period 2018-01-31
Oil-Dri Corp of America
filed 2018-03-09
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended January 31, 2018
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2018.
Common Stock – 5,138,458 Shares and Class B Stock – 2,178,937 Shares

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

TRADEMARK NOTICE

Cat’s Pride, Fresh & Light and Oil-Dri are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	January 31, 2018	July 31, 2017
Current Assets
Cash and cash equivalents	$9,381	$9,095
Short-term investments	21,894	23,576
Accounts receivable, less allowance of $901 and $748 at January 31, 2018 and July 31, 2017, respectively	32,309	32,750
Inventories	22,603	22,615
Prepaid repairs expense	3,827	3,890
Prepaid expenses and other assets	4,140	2,304
Total Current Assets	94,154	94,230

Property, Plant and Equipment
Cost	229,957	224,444
Less accumulated depreciation and amortization	(145,668)	(140,411)
Total Property, Plant and Equipment, Net	84,289	84,033

Other Assets
Goodwill	9,034	9,034
Trademarks and patents, net of accumulated amortization of $251 and $238 at January 31, 2018 and July 31, 2017, respectively	1,300	1,223
Customer list, net of accumulated amortization of $5,070 and $4,601 at January 31, 2018 and July 31, 2017, respectively	2,715	3,184
Deferred income taxes	9,106	14,396
Other	4,937	6,475
Total Other Assets	27,092	34,312

Total Assets	$205,535	$212,575

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	January 31, 2018	July 31, 2017
Current Liabilities
Current maturities of notes payable	$3,083	$3,083
Accounts payable	8,089	9,594
Dividends payable	1,559	1,553
Accrued expenses:
Salaries, wages and commissions	5,724	7,459
Deferred compensation	5,996	458
Trade promotions and advertising	1,074	2,253
Freight	950	1,606
Other	6,859	6,948
Total Current Liabilities	33,334	32,954

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $75 and $89 at January 31, 2018 and July 31, 2017, respectively	6,092	9,161
Deferred compensation	6,281	11,537
Pension and postretirement benefits	29,392	29,161
Other	4,174	3,725
Total Noncurrent Liabilities	45,939	53,584

Total Liabilities	79,273	86,538

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,049,050 shares at January 31, 2018 and 8,015,166 shares at July 31, 2017	805	802
Class B Stock, par value $.10 per share, issued 2,503,678 shares at January 31, 2018 and 2,513,512 shares at July 31, 2017	250	251
Additional paid-in capital	37,253	36,242
Retained earnings	153,571	154,735
Accumulated other comprehensive loss:
Pension and postretirement benefits	(9,909)	(10,327)
Cumulative translation adjustment	105	35
Total accumulated other comprehensive loss	(9,804)	(10,292)
Less Treasury Stock, at cost (2,910,592 Common and 324,741 Class B shares at January 31, 2018 and 2,907,370 Common and 324,741 Class B shares at July 31, 2017)	(55,813)	(55,701)
Total Stockholders’ Equity	126,262	126,037

Total Liabilities & Stockholders’ Equity	$205,535	$212,575

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Six Months Ended January 31,
	2018	2017

Net Sales	$135,540	$131,786
Cost of Sales	(96,931)	(91,936)
Gross Profit	38,609	39,850
Selling, General and Administrative Expenses	(29,936)	(31,217)
Income from Operations	8,673	8,633

Other Income (Expense)
Interest expense	(400)	(489)
Interest income	119	16
Other, net	518	(237)
Total Other Income (Expense), Net	237	(710)

Income Before Income Taxes	8,910	7,923
Income Tax Expense	(6,956)	(1,664)
Net Income	1,954	6,259

Retained Earnings:
Balance at beginning of period	154,735	149,945
Cash dividends declared and treasury stock issuances	(3,118)	(2,964)
Balance at End of Period	$153,571	$153,240

Net Income Per Share
Basic Common	$0.29	$0.93
Basic Class B Common	$0.22	$0.70
Diluted Common	$0.26	$0.86
Average Shares Outstanding
Basic Common	5,030	5,011
Basic Class B Common	2,097	2,077
Diluted Common	7,215	7,145
Dividends Declared Per Share
Basic Common	$0.4600	$0.4400
Basic Class B Common	$0.3460	$0.3300

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Six Months Ended January 31,
	2018	2017

Net Income	$1,954	$6,259

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	418	578
Cumulative translation adjustment	70	49
Other Comprehensive Income	488	627
Total Comprehensive Income	$2,442	$6,886

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended January 31,
	2018	2017

Net Sales	$68,894	$65,174
Cost of Sales	(49,254)	(46,049)
Gross Profit	19,640	19,125
Selling, General and Administrative Expenses	(14,883)	(13,538)
Income from Operations	4,757	5,587

Other Income (Expense)
Interest expense	(199)	(238)
Interest income	65	8
Other, net	448	(113)
Total Other Income (Expense), Net	314	(343)

Income Before Income Taxes	5,071	5,244
Income Tax Expense	(6,167)	(994)
Net (Loss) Income	(1,096)	4,250

Net (Loss) Income Per Share
Basic Common	$(0.17)	$0.63
Basic Class B	$(0.12)	$0.47
Diluted Common	$(0.15)	$0.58
Average Shares Outstanding
Basic Common	5,035	5,019
Basic Class B	2,104	2,088
Diluted Common	7,139	7,155
Dividends Declared Per Share
Basic Common	$0.2300	$0.2200
Basic Class B	$0.1730	$0.1650

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended January 31,
	2018	2017

Net (Loss) Income	$(1,096)	$4,250

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	237	309
Cumulative translation adjustment	144	63
Other Comprehensive Income	381	372
Total Comprehensive (Loss) Income	$(715)	$4,622

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Six Months Ended January 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2018	2017
Net Income	$1,954	$6,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,413	6,389
Amortization of investment net discount	(57)	(5)
Stock-based compensation	770	777
Excess tax benefits for share-based payments	—	(207)
Deferred income taxes	5,312	354
Provision for bad debts and cash discounts	155	131
Loss on the sale of fixed assets	31	276
Life insurance benefits	(334)	—
(Increase) Decrease in assets:
Accounts receivable	362	(1,829)
Inventories	75	11
Prepaid expenses	(51)	(3,784)
Other assets	55	(156)
Increase (Decrease) in liabilities:
Accounts payable	(743)	852
Accrued expenses	(3,637)	(1,698)
Deferred compensation	268	487
Pension and postretirement benefits	649	1,001
Other liabilities	407	235
Total Adjustments	9,675	2,834
Net Cash Provided by Operating Activities	11,629	9,093

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,850)	(7,279)
Proceeds from sale of property, plant and equipment	11	2
Purchases of short-term investments	(24,101)	(11,555)
Dispositions of short-term investments	25,840	14,386
Net Cash Used in Investing Activities	(5,100)	(4,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,083)	(3,083)
Dividends paid	(3,112)	(2,956)
Purchase of treasury stock	(27)	(122)
Proceeds from issuance of common stock	—	170
Excess tax benefits for share-based payments	—	207
Net Cash Used in Financing Activities	(6,222)	(5,784)
Effect of exchange rate changes on cash and cash equivalents	(21)	68
Net Increase (Decrease) in Cash and Cash Equivalents	286	(1,069)
Cash and Cash Equivalents, Beginning of Period	9,095	18,629
Cash and Cash Equivalents, End of Period	$9,381	$17,560

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Six Months Ended January 31,
	2018	2017
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$890	$657
Cash dividends declared and accrued, but not paid	$1,559	$1,485

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. In addition, certain prior year reclassifications were made to conform to the current year presentation. Operating results for the three and six months ended January 31, 2018 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2018.

Management Use of Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period, as well as the related disclosures. See Note 10 for additional discussion regarding tax legislation enacted by the U.S. government in December 2017, the impact of which may affect the estimates and assumptions used to determine the expected future tax consequences of events recognized in our consolidated financial statements. All of our estimates and assumptions are revised periodically. Actual results could differ from these estimates.

Summary of Significant Accounting Policies

Except as described herein, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017, have not materially changed. However, the unaudited Condensed Consolidated Financial Statements reflect changes required upon adoption of new accounting guidance, as described in Note 2, and the effects of changes from recent U.S. tax legislation, as described in Note 10. The following is a description of certain of our significant accounting policies.

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

Trade Receivables. We record an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk and analysis of facts and circumstances about specific customer accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment.

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

2. NEW ACCOUNTING PRONOUNCEMENTS AND REGULATIONS

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
In February 2018, the FASB issued guidance under ASC 220, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Current U.S. GAAP requires deferred tax liabilities and assets to be adjusted for a change in tax laws or rates with the effect included in income from continuing operations, even when the deferred taxes being remeasured were established through other comprehensive income. As a result, a disproportionate tax effect may remain in accumulation other comprehensive Income. The new guidance under ASC 220 provides an option to reclassify from accumulated other comprehensive income to retained earnings these stranded tax effects resulting from the Tax Cuts and Jobs Act (the “2017 Tax Act”), which was enacted on December 22, 2017. This guidance is effective for our first quarter of fiscal year 2019, with early adoption permitted. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements. See Note 10 for further information about the impact of the 2017 Tax Act.
There have been no other accounting pronouncements issued but not yet adopted by us which are expected to have a material impact on our Consolidated Financial Statements.

Recently Adopted Pronouncements
In the first quarter of fiscal year 2018, we adopted the FASB guidance under ASC 718, Compensation-Stock Compensation that simplified several aspects of the accounting for share-based payment transactions, including accounting for income taxes and classification of excess tax benefits in the statement of cash flows. As a result of implementing this guidance, we recognized $14,000 and $157,000 of excess tax benefits as a reduction of income tax expense for the second quarter and first six months of fiscal year 2018, respectively, rather than in Stockholders' Equity on the unaudited Condensed Consolidated Balance Sheet, and classified in operating activities on the unaudited Condensed Consolidated Statements of Cash Flows. These changes have been applied prospectively in accordance with the guidance and prior period presentations have not been adjusted. The adoption resulted in approximately a 0% and 2% benefit to our effective tax rate for the second quarter and first six months of fiscal year 2018, respectively. In addition, we excluded the excess tax benefits from the assumed proceeds available to repurchase shares under the treasury stock method for the computation of diluted earnings per share. This change did not have a material impact on our diluted earnings per share for the second quarter or first six months of fiscal year 2018. The guidance allows for a policy election to either use estimated forfeitures or account for them as they occur to determine the amount of compensation cost to be recognized each period. We have elected to continue to account for forfeitures on an estimated basis. No other material changes resulted from the adoption of this standard.

In the first quarter of fiscal year 2018, we adopted the FASB guidance under ASC 740, Balance Sheet Classification of Deferred Taxes, which required deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. Prior periods presented were also restated. We reclassified $2,787,000 from Total Current Assets to Total Other Assets on the unaudited Condensed Consolidated Balance Sheet as of July 31, 2017.

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

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	January 31, 2018	July 31, 2017
Finished goods	$14,037	$14,704
Packaging	5,635	4,988
Other	2,931	2,923
Total Inventories	$22,603	$22,615

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory items to determine if an obsolescence reserve adjustment is necessary. The review surveys all of our operating facilities and sales groups to ensure that both historical issues and new market trends are considered. The obsolescence reserve not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at January 31, 2018 and July 31, 2017 were $1,080,000 and $619,000, respectively.

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
Level 3: Unobservable inputs.

Cash equivalents of $3,281,000 and $3,814,000 as of January 31, 2018 and July 31, 2017, respectively, were classified as Level 1. These cash instruments are primarily money market mutual funds and are included in cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheet.

Short-term investments included U.S. Treasury securities and certificates of deposit. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost, which approximated fair value as of January 31, 2018 and July 31, 2017.

Accounts receivable and accounts payable balances approximated their fair values at January 31, 2018 and July 31, 2017 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $9,680,000 and $13,001,000 as of January 31, 2018 and July 31, 2017, respectively. Our debt does not trade on a daily basis in an active market, therefore the fair value estimate is based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

We apply fair value techniques on at least an annual basis associated with: (1) valuing potential impairment loss related to goodwill, trademarks and other indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets. See Note 5 for further information about goodwill and other intangible assets.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible amortization expense was $253,000 and $307,000 in the second quarter of fiscal years 2018 and 2017, respectively. Intangible amortization expense was $507,000 and $612,000 for the first six months of fiscal years 2018 and 2017, respectively. Estimated intangible amortization for the remainder of fiscal year 2018 is $510,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2019	$835
2020	$666
2021	$482
2022	$332
2023	$200

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

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2018	2017	2018	2017
Service cost	$438	$446	$862	$913
Interest cost	517	474	1,014	931
Expected return on plan assets	(485)	(411)	(971)	(887)
Amortization of:
Prior service costs	—	—	1	1
Other actuarial loss	354	485	641	914
Net periodic benefit cost	$824	$994	$1,547	$1,872

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2018	2017	2018	2017
Service cost	$25	$33	$54	$63
Interest cost	19	21	43	39
Amortization of:
Prior service costs	(1)	(1)	(3)	(3)
Other actuarial (gain) loss	(5)	14	—	20
Net periodic benefit cost	$38	$67	$94	$119

The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

The pension plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We contributed $435,000 and $770,000 to our pension plan during the second quarter and first six months of fiscal year 2018, respectively. We estimate contributions will be $1,372,000 for the remainder of fiscal year 2018. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three and Six Months Ended January 31,
	2018	2017	2018	2017
Discount rate for net periodic benefit cost	3.75%	3.36%	3.26%	2.71%
Rate of increase in compensation levels	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.00%	7.00%	—	—

The medical cost trend assumption for postretirement health benefits was 7.20%. The graded trend rate is expected to decrease to an ultimate rate of 4.50% in fiscal year 2036.

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

			Assets
			January 31, 2018	July 31, 2017
			(in thousands)
Business to Business Products			$62,698	$65,337
Retail and Wholesale Products			90,071	90,508
Unallocated Assets			52,766	56,730
Total Assets			$205,535	$212,575

	For the Six Months Ended January 31,
	Net Sales		Income
	2018	2017	2018	2017
	(in thousands)
Business to Business Products	$54,442	$50,734	$18,635	$17,223
Retail and Wholesale Products	81,098	81,052	4,787	4,480
Total Sales	$135,540	$131,786
Corporate Expenses			(14,749)	(13,070)
Income from Operations			8,673	8,633
Total Other Income (Expense), Net			237	(710)
Income before Income Taxes			8,910	7,923
Income Tax Expense			(6,956)	(1,664)
Net Income			$1,954	$6,259

	For the Three Months Ended January 31,
	Net Sales		Income (Loss)
	2018	2017	2018	2017
	(in thousands)
Business to Business Products	$27,355	$23,261	$9,759	$7,815
Retail and Wholesale Products	41,539	41,913	2,422	4,987
Total Sales	$68,894	$65,174
Corporate Expenses			(7,424)	(7,215)
Income from Operations			4,757	5,587
Total Other Income (Expense), Net			314	(343)
Income before Income Taxes			5,071	5,244
Income Tax Expense			(6,167)	(994)
Net (Loss) Income			$(1,096)	$4,250

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

Stock Options

No stock options were granted during the first six months of either fiscal year 2017 or 2018. There were no stock options outstanding at the end of fiscal year 2017. The amount of cash received from the exercise of stock options during the first six months of fiscal year 2017 was $170,000 and the related tax benefit was $80,000.

Restricted Stock

All of our non-vested restricted stock as of January 31, 2018 was issued under the 2006 Plan with vesting periods between two years and five years. We determine the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

No restricted stock was granted during the second quarter of fiscal year 2018. During the second quarter of fiscal year 2017, 18,000 restricted shares of Common Stock were granted. Stock-based compensation expense related to non-vested restricted stock for the second quarter of fiscal years 2018 and 2017 was $426,000 and $346,000, respectively. Stock-based compensation expense related to non-vested restricted stock for the first six months of fiscal years 2018 and 2017 was $928,000 and $777,000, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2017	185	$30.96
Granted	24	$42.76
Vested	(28)	$29.88
Forfeitures	(3)	$32.74
Non-vested restricted stock outstanding at January 31, 2018	178	$32.70

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of January 31, 2018 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2017	$(10,327)		$35	$(10,292)
Other comprehensive income before reclassifications, net of tax	—		70	70
Amounts reclassified from accumulated other comprehensive income, net of tax	418	a)	—	418
Net current-period other comprehensive income, net of tax	418		70	488
Balance as of January 31, 2018	$(9,909)		$105	$(9,804)

a) Amount is net of tax expense of $221,000. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 6 for further information.

10. INCOME TAXES

On December 22, 2017, the U.S. government enacted the the 2017 Tax Act. The 2017 Tax Act included a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate and acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes, including repeal of the domestic manufacturing deduction and capitalization of research and development expenditures.

Staff Accounting Bulletin No. 118 (“SAB 118”), provided further SEC staff guidance for the application of ASC 740, “Income Taxes,” in the reporting period in which the 2017 Tax Act was signed into law. SAB 118 provides that companies (i) should record the effects of the changes from the 2017 Tax Act for which the accounting is complete (not provisional), (ii) should record provisional amounts for the effects of the changes for which the accounting is not complete, and for which reasonable estimates can be determined, in the period they are identified, and (iii) should not record provisional amounts if reasonable estimates cannot be made for the effects of the changes, and should continue to apply guidance based on the tax law in effect prior to the enactment on December 22, 2017. SAB 118 also established a one-year measurement period (through December 22, 2018) where provisional amounts could be subject to adjustment, and requires certain qualitative and quantitative disclosures related to provisional amounts and accounting during the measurement period.

In accordance with ASC 740 and SAB 118, we remeasured our U.S. net deferred tax assets at the reduced U.S. federal corporate tax rate and recognized a provisional charge of $5,091,000 as a discrete item in the provision for income taxes for the three and six months ended January 31, 2018. The measurement of deferred income taxes, as shown in Other Assets on the unaudited Condensed Consolidated Balance Sheet, is provisional. The final remeasurement cannot be determined until the underlying temporary differences are known, rather than estimated.

The 2017 Tax Act also reduced the U.S. federal corporate tax rate from 35.0%% to 21.0% for all corporations effective January 1, 2018. For fiscal year companies, the change in law requires the application of a blended rate for each quarter of the fiscal year of enactment. We will apply a blended tax rate of 26.9% for the fiscal year ending July 31, 2018. Thereafter, the applicable statutory rate is 21.0%. In addition, the 2017 Tax Act included a one-time transition tax on cumulative unrepatriated foreign earnings. Based on information available, we estimate our unrepatriated foreign earnings represent a cumulative loss and therefore no additional income tax expense was recorded related to this provision of the 2017 Tax Act.

We are continuing to analyze the impact of the 2017 Tax Act. As such, our financial results reflect reasonable estimates of items for which the income tax effects of the 2017 Tax Act have not been completed as of January 31, 2018. Adjustments to the provisional charges will be recorded as discrete items in the provision for income taxes in the period in when those adjustments become reasonably estimable and/or the accounting is complete. We will complete our analysis no later than December 22, 2018.

11. RELATED PARTY TRANSACTIONS

One member of our Board of Directors is the President and Chief Executive Officer of a customer of ours. That customer was a customer of ours before the board member joined that customer and before he became a member of our Board of Directors. Total net sales to that customer, including sales to subsidiaries of that customer, were $77,000 and $100,000 for the second quarters of fiscal years 2018 and 2017, respectively, and were $163,000 and $178,000 for the first six months of fiscal years 2018 and 2017, respectively. Outstanding accounts receivable from that customer, and its subsidiaries, were $16,000 as of January 31, 2018. There were no outstanding amounts due as of July 31, 2017.

One member of our Board of Directors, and of the Compensation Committee of our Board of Directors, is the President and Chief Executive Officer as well as a director and shareholder of a law firm that regularly provides services to us. Total payments to that vendor for fees and cost reimbursements were $53,000 and $54,000 for the second quarters of fiscal years 2018 and 2017, respectively, and were $116,000 and $68,000 for the first six months of fiscal years 2018 and 2017, respectively. Outstanding accounts payable to that vendor were $13,000 and $19,000 as of January 31, 2018 and July 31, 2017, respectively.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2018 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2017

CONSOLIDATED RESULTS

Consolidated net sales for the six months ended January 31, 2018 were $135,540,000, compared to net sales of $131,786,000 for the six months ended January 31, 2017. Net sales were up for our Business to Business Products Group and were flat for our Retail and Wholesale Products Group. Both operating segments also reported higher operating income, as discussed further below.

Consolidated net income for the first six months of fiscal year 2018 was $1,954,000, a 69% decrease from net income of $6,259,000 for the first six months of fiscal year 2017. The reduction in net income was significantly impacted by a one-time $5,091,000 tax expense adjustment recorded in the second quarter of fiscal 2018 to reflect the impact on deferred income tax assets under the 2017 Tax Act. Diluted net income per share was $0.26 for the first six months of fiscal year 2018, compared to $0.86 for the first six months of fiscal year 2017. The tax expense adjustment effectively reduced diluted net income per share by $0.69 for the first six months of fiscal year 2018.

Consolidated gross profit as a percentage of net sales for the first six months of fiscal year 2018 was 28.5%, compared to 30.2% for the first six months of fiscal year 2017. Gross profit in fiscal year 2018 was negatively impacted by higher natural gas and other manufacturing costs, as well as by increased freight and packaging costs. The cost of natural gas per manufactured ton was approximately 11% higher than the prior year. Other manufacturing costs per ton produced were up approximately 8% compared to the same period in the prior fiscal year, including higher expenses for salaries, wages, repairs and depreciation. Freight costs per ton increased approximately 5% due primarily to rising rates as demand for freight services exceeded capacity. Packaging costs were approximately 10% higher compared to the prior fiscal year. Significant amounts of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices, including both resin and paper-based packaging. The impact of these higher costs was partially offset by increased selling prices and a favorable product sales mix.

Total selling, general and administrative expenses were 4% lower for the first six months of fiscal year 2018 compared to the first six months of fiscal year 2017. The decrease was driven by lower advertising expense in the Retail and Wholesale Products Group. The discussion of the segments' operating incomes below describe the changes in the selling, general and administrative expenses that were allocated to the operating segments. The remaining unallocated corporate expenses in the first six months of fiscal year 2018 included higher costs for research and development, implementation of our new enterprise resource planning software and outside legal fees associated with ongoing litigation, as described further in Part II. Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q. These higher corporate expenses were partially offset by a lower estimated annual incentive bonus accrual compared to the prior year. The incentive bonus accruals were based on performance targets established for each fiscal year.

Tax expense for the first six months of fiscal year 2018 was $6,956,000, compared to $1,664,000 for the first six months of fiscal year 2017. Excluding the one-time $5,091,000 tax expense adjustment to reflect the provisions of the 2017 Tax Act, the effective tax rate for the first six months of fiscal year 2018 would have been 21%, the same as the first six months of fiscal year 2017. We used an estimated annual effective tax rate in determining our quarterly provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion. In addition, the effective tax rate for the first six months of fiscal year 2018 included a reduction of approximately 2% under new accounting guidance for the recognition of excess tax benefits for share-based compensation. See Notes 2 and 10 of the Notes to Condensed Consolidated Financial Statements for more information about new accounting pronouncements and income taxes, respectively.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first six months of fiscal year 2018 were $54,442,000, an increase of $3,708,000, or 7%, from net sales of $50,734,000 for the first six months of fiscal year 2017. Net sales of our traditional and engineered agricultural chemical granules increased approximately 19% due primarily to new customers and higher sales to existing customers. Net sales of our fluids purification products were up approximately 6%. Sales increased due to normal ordering fluctuations of petroleum oil and biodiesel processors. Net sales of our animal health and nutrition products were 2% higher than the first six months of fiscal year 2017, driven by increased sales in Latin America. Lower sales of animal health and nutrition products by our subsidiary in China partially offset this increase, as described in “Foreign Operations” below. Sales of our co-packaged cat litter were down slightly compared to the prior year.

Selling, general and administrative expenses for the Business to Business Products Group were approximately 2% lower due primarily to lower costs to promote our animal health and nutrition products.

The Business to Business Products Group’s operating income for the first six months of fiscal year 2018 was $18,635,000, an increase of $1,412,000, or 8%, from operating income of $17,223,000 for the first six months of fiscal year 2017. Higher sales and lower selling, general and administrative expenses more than offset increased natural gas, manufacturing, freight and packaging costs. See “Consolidated Results” above for further discussion of manufacturing, freight and packaging costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first six months of fiscal year 2018 of $81,098,000 were essentially flat with net sales of $81,052,000 for the first six months of fiscal year 2017. Total cat litter net sales were even with the first six months of the prior year. Branded litter sales were negatively impacted by a change in the mix and amount of products sold to a major customer. However, higher e-commerce sales of our branded litter and litter box liners lessened the overall decline. Private label coarse sales declined due primarily to the loss of a customer. Sales of our private label lightweight scoopable litter continued to grow compared to the same quarter of the prior year, due primarily to new distribution and increased sales to current customers.

Net sales of industrial and automotive absorbent products were flat compared to the first six months of fiscal year 2017. Six month sales for our subsidiary in the United Kingdom were higher, while sales for our subsidiary in Canada were slightly lower than the prior year. See “Foreign Operations” below for further discussion about the sales and types of products sold by these foreign subsidiaries.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 20% lower compared to the first six months of fiscal year 2017. The decrease was driven by approximately $2,100,000 lower advertising expense to promote our Fresh & Light lightweight cat litter. We plan to continue promoting lightweight litter through the remainder of fiscal year 2018 and we expect advertising expense for the full year of fiscal year 2018 to be less than in fiscal year 2017.

The Retail and Wholesale Products Group's operating income for the first six months of fiscal year 2018 was $4,787,000, an increase of $307,000, or 7%, from operating income of $4,480,000 for the first six months of fiscal year 2017. The reduction in selling, general and administrative expenses, as discussed above, more than offset increased natural gas, manufacturing, freight and packaging costs. See “Consolidated Results” above for further discussion of manufacturing, freight and packaging costs.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first six months of fiscal year 2018 were $6,047,000, a 7% decrease compared to net sales of $6,475,000 during the first six months of fiscal year 2017. This decrease was driven by approximately 22% fewer tons of animal health and nutrition products sold by our subsidiary in China, primarily as the result of lower sales to the succeeding business after the merger of two customers. Partially offsetting these lower sales were increased sales of fluids purification products by our subsidiary in the United Kingdom. Sales by our subsidiary in Canada were essentially even with the same period of the prior year. Net sales by our foreign subsidiaries represented 4% and 5% of our consolidated net sales during the first six months of fiscal years 2018 and 2017, respectively.

Our foreign subsidiaries reported net income of $635,000 for the first six months of fiscal 2018 compared to net income of $298,000 for the first six months of fiscal 2017. The improved profitability was driven primarily by both a favorable product sales mix and positive changes in foreign currency exchange rates.

Identifiable assets of our foreign subsidiaries as of January 31, 2018 were $8,343,000, compared to $7,822,000 as of January 31, 2017. The increase was due primarily to higher cash, cash equivalents and accounts receivable.

THREE MONTHS ENDED JANUARY 31, 2018 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2017

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended January 31, 2018 were $68,894,000, compared to $65,174,000 for the three months ended January 31, 2017. Net sales were up for the Business to Business Products Group, but were down for the Retail and Wholesale Products Group. Second quarter operating income increased for the Business to Business Products Group, but decreased for the Retail and Wholesale Products Group, as discussed further below.

A consolidated net loss of $1,096,000 was reported for the second quarter of fiscal year 2018, compared to net income of $4,250,000 for the second quarter of fiscal year 2017. The results for the second quarter of fiscal 2018 were significantly impacted by a one-time $5,091,000 tax expense adjustment to reflect the impact on deferred income tax assets under the 2017 Tax Act. A diluted net loss per share of $0.15 was reported for the second quarter of fiscal year 2018, compared to diluted net income per share of $0.58 for the second quarter of fiscal year 2017. The tax expense adjustment effectively reduced diluted net income per share by $0.69 for the second quarter of fiscal year 2018.

Consolidated gross profit as a percentage of net sales for the second quarter of fiscal year 2018 was 28.5%, which was slightly lower than the 29.3% for the second quarter of fiscal year 2017. Gross profit was negatively impacted by higher natural gas and other manufacturing costs, as well as by increased freight and packaging costs. The cost per manufactured ton for natural gas used to operate kilns that dry our clay was approximately 11% higher in the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017. Other manufacturing costs per ton produced were up approximately 9%, including higher expenses for salaries, wages, benefits, repairs and depreciation. Freight costs per ton increased approximately 10% due primarily to rising rates as demand for freight services exceeded capacity. Packaging costs were approximately 7% higher compared to the second quarter of the prior fiscal year. Significant amounts of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices, including both resin and paper-based packaging. The impact of these higher costs was partially offset by increased selling prices and a favorable product sales mix.

Total selling, general and administrative expenses were 10% higher for the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017. The discussion below describes the selling, general and administrative expenses allocated to the operating segments, particularly higher advertising expense in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in the second quarter of fiscal year 2018 included higher costs for research and development, implementation of our new enterprise resource planning software and outside legal fees associated with ongoing litigation, as described further in Part II. Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q. These higher corporate expenses were partially offset by a lower estimated annual incentive bonus accrual for the second quarter of fiscal year 2018 compared to the same period of fiscal year 2017. The bonus accruals were based on performance targets established for each fiscal year.

Tax expense for the second quarter of fiscal year 2018 was $6,167,000, compared to $994,000 for the second quarter of fiscal year 2017. Excluding the one-time $5,091,000 tax expense adjustment to reflect the provisions of the 2017 Tax Act, the effective tax rate for the second quarter of fiscal year 2018 would have been 21%, compared to 19% for the same period of the prior year. We used an estimated annual effective tax rate in determining our quarterly provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion. See Note 10 of the Notes to Condensed Consolidated Financial Statements for more information about income taxes.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the second quarter of fiscal year 2018 were $27,355,000, an increase of $4,094,000, or 18%, from net sales of $23,261,000 for the second quarter of fiscal year 2017. Net sales of our traditional and engineered granules used as agricultural chemical carriers increased approximately 50% due primarily to new customers and higher sales to existing customers. Net sales of fluids purification products were up approximately 12%, including increased sales to edible oil producers and higher sales to petroleum oil and biodiesel processors due to normal ordering fluctuations. Net sales of our animal health and nutrition products were approximately 15% higher than the second quarter of the prior year, driven primarily by sales in Latin America. Sales of animal health and nutrition products by our subsidiary in China are described in “Foreign Operations” below. Sales of our co-packaged cat litter were slightly lower than the prior year.

Selling, general and administrative expenses for the Business to Business Products Group were 5% higher compared to the second quarter of fiscal year 2017. Expenditures increased for travel and advertising costs to promote our products.

The Business to Business Products Group’s operating income for the second quarter of fiscal year 2018 was $9,759,000, an increase of $1,944,000, or 25%, from operating income of $7,815,000 in the second quarter of fiscal year 2017. Higher sales more than offset increased natural gas, manufacturing, freight, packaging and selling, general and administrative costs. See “Consolidated Results” above for further discussion of manufacturing, freight and packaging costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the second quarter of fiscal year 2018 were $41,539,000, a small decrease of $374,000, or 1%, from net sales of $41,913,000 for the second quarter of fiscal year 2017. Total cat litter net sales were slightly lower compared to the second quarter of fiscal year 2017. Lower sales of branded litters were partially offset by higher sales of private label litter. Branded litter sales were negatively impacted by a change in the mix and amount of products sold to a major customer. However, growth in e-commerce sales lessened the overall branded litter decline. Sales of our private label lightweight scoopable litter continued to grow compared to the same quarter of the prior year, due primarily to new distribution and increased sales to current customers. Private label coarse sales declined to a lesser extent due to the loss of a customer.

Net sales of industrial and automotive absorbent products were also slightly lower compare to the second quarter of fiscal year 2017. Sales for our subsidiary in the United Kingdom were slightly higher, while sales for our subsidiary in Canada were lower than the second quarter of the prior year. See “Foreign Operations” below for further discussion about the sales and types of products sold by these foreign subsidiaries.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 27% higher compared to the second quarter of fiscal year 2017. The increase was driven by approximately $1,100,000 higher advertising expense to promote our Fresh & Light lightweight cat litter. We plan to continue promoting lightweight litter through the remainder of fiscal year 2018; however, we expect advertising expense for the full year of fiscal year 2018 to be less than in fiscal year 2017.

The Retail and Wholesale Products Group's operating income for the second quarter of fiscal year 2018 was $2,422,000, a decrease of $2,565,000, or 51%, compared to operating income of $4,987,000 for the second quarter of fiscal year 2017. The decrease in operating income was driven by increased natural gas, manufacturing, freight and packaging costs, as well as the higher selling, general and administrative expenses discussed above. See “Consolidated Results” above for further discussion of manufacturing, freight and packaging costs.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during the second quarter of fiscal year 2018 were $3,110,000, a 6% decrease compared to net sales of $3,324,000 in the second quarter of fiscal year 2017. This decrease was driven by approximately 13% fewer tons of animal health and nutrition products sold by our subsidiary in China, primarily as the result of lower sales to the succeeding business after the merger of two customers. Sales were also lower for cat litter and industrial absorbent products sold by our subsidiary in Canada. Partially offsetting these lower sales were increased sales of fluids purification products by our subsidiary in the United Kingdom. Net sales by our foreign subsidiaries represented approximately 5% of consolidated net sales during the second quarters of both fiscal years 2018 and 2017.

Our foreign subsidiaries reported net income of $436,000 for the second quarter of fiscal year 2018 compared to net income of $267,000 for the second quarter of fiscal year 2017. The improved profitability was driven primarily by both a favorable product sales mix and positive changes in foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems and real estate; supporting new product development; investing in infrastructure; repurchasing Common Stock; paying dividends; and business acquisitions. During the first six months of fiscal year 2018, we principally used cash generated from operations to fund these requirements. We also have the ability to borrow under our revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”), as described further below, however we have not borrowed under the credit agreement in recent years.

The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended January 31,
	2018	2017
Net cash provided by operating activities	$11,629	$9,093
Net cash used in investing activities	(5,100)	(4,446)
Net cash used in financing activities	(6,222)	(5,784)
Effect of exchange rate changes on cash and cash equivalents	(21)	68
Net increase (decrease) in cash and cash equivalents	$286	$(1,069)

Net cash provided by operating activities

Both net income and the adjustment to net income for deferred income taxes reflect a one-time, non-cash $5,091,000 adjustment recorded in the second quarter of fiscal 2018 to reflect the provisions of the 2017 Tax Act. See Note 10 of the Notes to Condensed Consolidated Financial Statements for more information about income taxes.

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first six months of fiscal years 2018 and 2017 were as follows:

Accounts receivable, less allowance for doubtful accounts, decreased $517,000 in the first six months of fiscal year 2018 compared to an increase of $1,698,000 in the first six months of fiscal year 2017. The change in accounts receivable balances reflected differences in the level and timing of sales and collections, as well as the payment terms provided to various customers.

Prepaid expenses increased $51,000 in the first six months of fiscal year 2018 compared to an increase of $3,784,000 in the first six months of fiscal year 2017. Prepayments of annual insurance premiums and computer software licenses contributed to the increase in both fiscal years. The increase in the first six months of fiscal year 2018 was moderated by a decrease in prepaid advertising expense, but higher prepaid advertising expenses contributed to the increase in the first six months of fiscal year 2017.

Accounts payable decreased $743,000 in the first six months of fiscal year 2018 compared to an increase of $852,000 in the first six months of fiscal year 2017. Trade and freight payable varied in both periods due to timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms. Current accrued estimated income taxes are also included in accounts payable balances for both years.

Accrued expenses decreased $3,637,000 in the first six months of fiscal year 2018 compared to a decrease of $1,698,000 in the first six months of fiscal year 2017. The payout of the prior fiscal year's discretionary incentive bonus drove lower accrued salaries in the first six months of both fiscal years 2018 and 2017. Accrued plant expenses fluctuated in the first six months of both fiscal years due to timing of payments, changes in the cost of goods and services we purchased, production volume levels and vendor payment terms. In addition, accrued trade promotions and advertising varied due to the timing of marketing programs.

Net cash used in investing activities

Cash used in investing activities was $5,100,000 in the first six months of fiscal year 2018 compared to cash used in investing activities of $4,446,000 in the first six months of fiscal year 2017. Cash used for capital expenditures was $6,850,000 and $7,279,000 in the first six months of fiscal years 2018 and 2017, respectively. Capital expenditures in both periods included spending for an enterprise resource planning system implementation, as well as equipment additions and replacement at our manufacturing facilities. Net dispositions of short-term investments provided cash of $1,739,000 and $2,831,000 in the first six months of fiscal years 2018 and 2017, respectively. Purchases and dispositions of investment securities in both periods are impacted by variations in the timing of investment maturities, the operating cash needs of the Company and the availability of investment options.

Net cash used in financing activities

Cash used in financing activities was $6,222,000 in the first six months of fiscal year 2018 compared to cash used in financing activities of $5,784,000 in the first six months of fiscal year 2017. Scheduled payments on long-term debt were $3,083,000 in the first six months of both fiscal years 2018 and 2017. Dividend payments in the first six months of fiscal year 2018 were $3,112,000 compared to $2,956,000 paid during the same period of fiscal year 2017 due to a dividend increase.

Other

Total cash and investment balances held by our foreign subsidiaries of $2,000,000 as of January 31, 2018 were higher than the January 31, 2017 balances of $1,653,000. See further discussion in “Foreign Operations” above.

We have a $25,000,000 unsecured revolving credit agreement with BMO Harris which expires on December 4, 2019. The agreement also provides for a maximum of $5,000,000 for foreign letters of credit. Under the agreement we may select a variable interest rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At January 31, 2018, the variable rates would have been 4.50% for the BMO Harris prime-based rate or 2.73% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. We did not borrow under the credit agreement during the six months ended January 31, 2018 and 2017, and we were in compliance with its covenants.

As of January 31, 2018, we had remaining authority to repurchase 300,822 shares of Common Stock under a repurchase plan approved by our Board of Directors. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, deferred compensation payouts, dividend payments and debt service obligations for at least the next 12 months. We plan to continue promoting our lightweight products, although we expect advertising expense in fiscal year 2018 to be less than in fiscal year 2017. We anticipate that our capital expenditures in fiscal year 2018 will be higher than in fiscal year 2017, including costs related to our enterprise resource planning software implementation. In addition, approximately $5,996,000 of deferred compensation is payable within the next year. We do not believe that these increased cash outflows will dramatically impact our cash position; however our cash requirements are subject to change as business conditions warrant and opportunities arise.

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

The following tables summarize our contractual obligations and commercial commitments (in thousands) as of January 31, 2018 for the time-frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Notes Payable	$9,250	$3,083	$6,167	$—	$—
Interest on Notes Payable	733	366	367	—	—
Operating Leases	15,437	2,099	3,105	2,024	8,209
Total Contractual Cash Obligations	$25,420	$5,548	$9,639	$2,024	$8,209

We made total contributions to our defined benefit pension plan of $770,000 during the first six months of fiscal year 2018. We estimate contributions of approximately $1,372,000 will be made during the remainder of fiscal year 2018. We have not presented this obligation for future years in the table above because the funding requirement can vary from year to year based on changes in the fair value of plan assets and actuarial assumptions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$25,263	$25,263	$—	$—	$—

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

We are exposed to foreign currency fluctuation risk, primarily the U.S. Dollar relative to the British Pound, Euro, Canadian Dollar and Chinese Yuan. This risk is related to our foreign subsidiaries' financial results, to certain accounts receivable and to our ability to sell in foreign markets. We are subject to the impact of currency fluctuation upon translation of our foreign subsidiaries’ financial statements from local currencies to U.S. Dollars. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated net sales or net income. In addition, the portion of our consolidated accounts receivable denominated in foreign currencies has not been significant. Finally, foreign sales of our products may be influenced by the relative strength of the U.S. dollar compared to various other currencies, which makes our products relatively more or less expensive than our foreign competitors' products in local marketplaces. Foreign currency fluctuations had some bearing on our operating results in the first six months of fiscal year 2018; however, historically the overall foreign currency fluctuation risk has not been material to our Consolidated Financial Statements. During the first six months of fiscal year 2018, we did not enter into any hedge contracts to offset any adverse effect of changes in currency exchange rates.

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

We are exposed to commodity price risk with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and, consistent with our past practice, we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. As of January 31, 2018, we have not purchased any natural gas contracts for our planned kiln fuel needs for the remainder of fiscal year 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Items 1A, 2, 3 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

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

Additionally, Nestlé filed a petition for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to challenge certain of the claims in our patent. The PTAB agreed to consider Nestlé’s petition, but on June 20, 2016, issued an order stating that Nestlé had not shown by a preponderance of the evidence that any of the challenged claims in our patent are unpatentable. In July 2016, Nestlé filed a motion for reconsideration of the PTAB’s decision, which was denied in February 2017.  Nestlé timely filed an appeal of the PTAB’s decision to the U.S. Court of Appeals for the Federal Circuit.  In November 2017, Nestlé filed a motion in that Court to remand the case to the PTAB for consideration of additional evidence that it claims should have been provided to the PTAB.  In December 2017, the Court declined the request for an immediate remand and deferred Nestlé's motion until the case is assigned to its hearing panel. Briefing is now complete.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

3	By-Laws of Oil-Dri Corporation of America, as Amended and Restated on December 12, 2017	Filed herewith.

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a–14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosures	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

BY /s/ Daniel S. Jaffee
Daniel S. Jaffee
Chairman, President and Chief Executive Officer

BY /s/ Daniel T. Smith
Daniel T. Smith
Vice President and Chief Financial Officer

Dated:  March 9, 2018

EXHIBITS

Exhibit No.	Description

3	By-Laws of Oil-Dri Corporation of America, as Amended and Restated on December 12, 2017

11	Statement re: Computation of Earnings per Share.

31	Certifications pursuant to Rule 13a–14(a).

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures

101.INS	XBRL Taxonomy Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Note: Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213, by telephone at (312) 321-1515 or by e-mail to info@oildri.com.