Form 10-Q
period 2018-04-30
Oil-Dri Corp of America
filed 2018-06-08
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended April 30, 2018
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2018.
Common Stock – 5,136,458 Shares and Class B Stock – 2,178,937 Shares

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

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including, but not limited to, those described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017, which contains a description of the issues that may arise with the implementation of our new enterprise resource planning system currently scheduled to be operational on August 1, 2018. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

Oil-Dri is a registered trademark of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	April 30, 2018	July 31, 2017
Current Assets
Cash and cash equivalents	$10,613	$9,095
Short-term investments	14,297	23,576
Accounts receivable, less allowance of $931 and $748 at April 30, 2018 and July 31, 2017, respectively	32,566	32,750
Inventories	23,415	22,615
Prepaid repairs expense	3,839	3,890
Prepaid expenses and other assets	2,402	2,304
Total Current Assets	87,132	94,230

Property, Plant and Equipment
Cost	232,678	224,444
Less accumulated depreciation and amortization	(147,871)	(140,411)
Total Property, Plant and Equipment, Net	84,807	84,033

Other Assets
Goodwill	9,034	9,034
Trademarks and patents, net of accumulated amortization of $259 and $238 at April 30, 2018 and July 31, 2017, respectively	1,306	1,223
Customer list, net of accumulated amortization of $5,305 and $4,601 at April 30, 2018 and July 31, 2017, respectively	2,480	3,184
Deferred income taxes	8,272	14,396
Other	4,979	6,475
Total Other Assets	26,071	34,312

Total Assets	$198,010	$212,575

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	April 30, 2018	July 31, 2017
Current Liabilities
Current maturities of notes payable	$3,083	$3,083
Short-term borrowing	6,000	—
Accounts payable	7,747	9,594
Dividends payable	1,559	1,553
Accrued expenses:
Salaries, wages and commissions	7,886	7,917
Trade promotions and advertising	1,052	2,253
Freight	1,468	1,606
Other	6,924	6,948
Total Current Liabilities	35,719	32,954

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $68 and $89 at April 30, 2018 and July 31, 2017, respectively	6,099	9,161
Deferred compensation	6,266	11,537
Pension and postretirement benefits	17,282	29,161
Other	3,631	3,725
Total Noncurrent Liabilities	33,278	53,584

Total Liabilities	68,997	86,538

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,050,050 shares at April 30, 2018 and 8,015,166 shares at July 31, 2017	805	802
Class B Stock, par value $.10 per share, issued 2,503,678 shares at April 30, 2018 and 2,513,512 shares at July 31, 2017	250	251
Additional paid-in capital	38,022	36,242
Retained earnings	157,862	154,735
Accumulated other comprehensive loss:
Pension and postretirement benefits	(11,935)	(10,327)
Cumulative translation adjustment	(60)	35
Total accumulated other comprehensive loss	(11,995)	(10,292)
Less Treasury Stock, at cost (2,913,592 Common and 324,741 Class B shares at April 30, 2018 and 2,907,370 Common and 324,741 Class B shares at July 31, 2017)	(55,931)	(55,701)
Total Stockholders’ Equity	129,013	126,037

Total Liabilities & Stockholders’ Equity	$198,010	$212,575

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Nine Months Ended April 30,
	2018	2017

Net Sales	$200,387	$196,531
Cost of Sales	(144,035)	(138,900)
Gross Profit	56,352	57,631
Selling, General and Administrative Expenses	(44,565)	(45,252)
Income from Operations	11,787	12,379

Other Income (Expense)
Interest expense	(549)	(722)
Interest income	199	38
Other, net	768	(4)
Total Other Income (Expense), Net	418	(688)

Income Before Income Taxes	12,205	11,691
Income Tax Expense	(6,666)	(2,221)
Net Income	5,539	9,470

Retained Earnings:
Balance at beginning of period	154,735	149,945
Cash dividends declared and treasury stock issuances	(4,676)	(4,449)
Reclassification to retained earnings upon adoption of accounting standard (a)	$2,264	$—
Balance at End of Period	$157,862	$154,966

Net Income Per Share
Basic Common	$0.82	$1.41
Basic Class B Common	$0.62	$1.06
Diluted Common	$0.75	$1.29
Average Shares Outstanding
Basic Common	5,032	5,015
Basic Class B Common	2,099	2,081
Diluted Common	7,217	7,151
Dividends Declared Per Share
Basic Common	$0.6900	$0.6600
Basic Class B Common	$0.5175	$0.4950

(a) In the third quarter of fiscal year 2018 we early adopted guidance under ASC 220, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Nine Months Ended April 30,
	2018	2017

Net Income	$5,539	$9,470

Other Comprehensive (Loss) Income:
Pension and postretirement benefits (net of tax)	(1,608)	867
Cumulative translation adjustment	(95)	(51)
Other Comprehensive (Loss) Income	(1,703)	816
Total Comprehensive Income	$3,836	$10,286

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended April 30,
	2018	2017

Net Sales	$64,847	$64,745
Cost of Sales	(47,104)	(46,964)
Gross Profit	17,743	17,781
Selling, General and Administrative Expenses	(14,629)	(14,035)
Income from Operations	3,114	3,746

Other Income (Expense)
Interest expense	(149)	(233)
Interest income	80	22
Other, net	250	233
Total Other Income, Net	181	22

Income Before Income Taxes	3,295	3,768
Income Tax Benefit (Expense)	290	(557)
Net Income	3,585	3,211

Net Income Per Share
Basic Common	$0.53	$0.48
Basic Class B	$0.40	$0.36
Diluted Common	$0.48	$0.44
Average Shares Outstanding
Basic Common	5,037	5,022
Basic Class B	2,102	2,088
Diluted Common	7,222	7,164
Dividends Declared Per Share
Basic Common	$0.2300	$0.2200
Basic Class B	$0.1725	$0.1650

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended April 30,
	2018	2017

Net Income	$3,585	$3,211

Other Comprehensive (Loss) Income:
Pension and postretirement benefits (net of tax)	(2,026)	289
Cumulative translation adjustment	(165)	(100)
Other Comprehensive (Loss) Income	(2,191)	189
Total Comprehensive Income	$1,394	$3,400

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Nine Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2018	2017
Net Income	$5,539	$9,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,577	9,553
Amortization of investment net discount	(96)	(16)
Stock-based compensation	1,172	1,137
Excess tax benefits for share-based payments	—	(228)
Deferred income taxes	6,242	531
Provision for bad debts and cash discounts	185	32
Loss on the sale of fixed assets	34	292
Life insurance benefits	(340)	—
(Increase) Decrease in assets:
Accounts receivable	35	(1,665)
Inventories	(783)	(617)
Prepaid expenses	(42)	(1,171)
Other assets	(32)	(669)
Increase (Decrease) in liabilities:
Accounts payable	(888)	1,848
Accrued expenses	(1,198)	627
Deferred compensation	(5,272)	518
Pension and postretirement benefits	(11,223)	1,133
Other liabilities	(121)	258
Total Adjustments	(2,750)	11,563
Net Cash Provided by Operating Activities	2,789	21,033

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,533)	(10,418)
Proceeds from sale of property, plant and equipment	19	60
Purchases of short-term investments	(29,035)	(33,006)
Dispositions of short-term investments	38,410	24,506
Proceeds from life insurance	1,747	—
Net Cash Provided by (Used in) Investing Activities	608	(18,858)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,083)	(3,083)
Dividends paid	(4,671)	(4,441)
Purchase of treasury stock	(27)	(135)
Proceeds from issuance of common stock	—	170
Proceeds from short-term borrowing	6,000	—
Excess tax benefits for share-based payments	—	228
Net Cash Used in Financing Activities	(1,781)	(7,261)
Effect of exchange rate changes on cash and cash equivalents	(98)	60
Net Increase (Decrease) in Cash and Cash Equivalents	1,518	(5,026)
Cash and Cash Equivalents, Beginning of Period	9,095	18,629
Cash and Cash Equivalents, End of Period	$10,613	$13,603

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Nine Months Ended April 30,
	2018	2017
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$688	$554
Cash dividends declared and accrued, but not paid	$1,559	$1,485

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. In addition, certain prior year reclassifications were made to conform to the current year presentation. Operating results for the three and nine months ended April 30, 2018 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2018.

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

Recently Adopted Pronouncements
In the first quarter of fiscal year 2018, we adopted the FASB guidance under ASC 718, Compensation-Stock Compensation that simplified several aspects of the accounting for share-based payment transactions, including accounting for income taxes and classification of excess tax benefits in the statement of cash flows. As a result of implementing this guidance, we recognized $9,000 and $166,000 of excess tax benefits as a reduction of income tax expense for the third quarter and first nine months of fiscal year 2018, respectively, rather than in Stockholders' Equity on the unaudited Condensed Consolidated Balance Sheet, and classified in operating activities on the unaudited Condensed Consolidated Statements of Cash Flows. These changes have been applied prospectively in accordance with the guidance and prior period presentations have not been adjusted. The adoption resulted in approximately a 0% and 1% benefit to our effective tax rate for the third quarter and first nine months of fiscal year 2018, respectively. In addition, we excluded the excess tax benefits from the assumed proceeds available to repurchase shares under the treasury stock method for the computation of diluted earnings per share. This change did not have a material impact on our diluted earnings per share for the third quarter or first nine months of fiscal year 2018. The guidance allows for a policy election to either use estimated forfeitures or account for them as they occur to determine the amount of compensation cost to be recognized each period. We have elected to continue to account for forfeitures on an estimated basis. No other material changes resulted from the adoption of this standard.

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

In the third quarter of fiscal year 2018, we early adopted the FASB guidance under ASC 220, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Current U.S. GAAP requires deferred tax liabilities and assets to be adjusted for a change in tax laws or rates with the effect included in income from continuing operations, even when the deferred taxes being remeasured were established through other comprehensive income. As a result, a disproportionate tax effect may remain in accumulated other comprehensive income. The new guidance under ASC 220 provided an option to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects that resulted from the Tax Cuts and Jobs Act (the “2017 Tax Act”), which was enacted on December 22, 2017. Upon adoption of the guidance, we reclassified $2,264,000 from accumulated other comprehensive income to retained earnings on the unaudited Condensed Consolidated Balance Sheet as of April 30, 2018. See Notes 9 and 10 for further information about our accumulated other comprehensive income and about the impact of the 2017 Tax Act, respectively.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	April 30, 2018	July 31, 2017
Finished goods	$15,133	$14,704
Packaging	5,693	4,988
Other	2,589	2,923
Total Inventories	$23,415	$22,615

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We performed a detailed review of our inventory items to determine if an obsolescence reserve adjustment was necessary. The review surveyed all of our operating facilities and sales groups to ensure that both historical issues and new market trends were considered. The obsolescence reserve not only considered specific items, but also took into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at April 30, 2018 and July 31, 2017 were $1,136,000 and $619,000, respectively. The reserve increased due to higher levels of discontinued, slow moving and unsaleable inventory.

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
Level 3: Unobservable inputs.

Cash equivalents of $4,248,000 and $3,814,000 as of April 30, 2018 and July 31, 2017, respectively, were classified as Level 1. These cash instruments are primarily money market mutual funds and are included in cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheet.

Short-term investments included U.S. Treasury securities and certificates of deposit. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost, which approximated fair value as of April 30, 2018 and July 31, 2017.

Balances of accounts receivable and accounts payable approximated their fair values at April 30, 2018 and July 31, 2017 due to the short maturity and nature of those balances.

Short-term borrowings of $6,000,000 in the third quarter of fiscal year 2018 are anticipated to be repaid in the fourth quarter of this year. These borrowings were reported at face amount, which approximated their fair value at April 30, 2018, due to the short maturity period.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $9,491,000 and $13,001,000 as of April 30, 2018 and July 31, 2017, respectively. Our debt does not trade on a daily basis in an active market, therefore the fair value estimate is based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

We apply fair value techniques on at least an annual basis associated with: (1) valuing potential impairment loss related to goodwill, trademarks and other indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets. See Note 5 for further information about goodwill and other intangible assets.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible amortization expense was $255,000 and $306,000 in the third quarter of fiscal years 2018 and 2017, respectively. Intangible amortization expense was $762,000 and $918,000 for the first nine months of fiscal years 2018 and 2017, respectively. Estimated intangible amortization for the remainder of fiscal year 2018 is $255,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2019	$835
2020	$666
2021	$479
2022	$332
2023	$200

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

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2018	2017	2018	2017
Service cost	$431	$456	$1,293	$1,369
Interest cost	503	465	1,517	1,396
Expected return on plan assets	(656)	(443)	(1,627)	(1,330)
Amortization of:
Prior service costs	1	1	2	2
Other actuarial loss	314	457	955	1,371
Net periodic benefit cost	$593	$936	$2,140	$2,808

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2018	2017	2018	2017
Service cost	$26	$31	$80	$94
Interest cost	20	20	63	59
Amortization of:
Prior service costs	(2)	(2)	(5)	(5)
Other actuarial (gain) loss	—	11	—	31
Net periodic benefit cost	$44	$60	$138	$179

The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

The pension plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We contributed $12,435,000 and $13,204,000 to our pension plan during the third quarter and first nine months of fiscal year 2018, respectively. In the third quarter of fiscal year 2018, we made an $11,500,000 voluntary contribution in excess of the minimum required contribution. This contribution was made within eight and one-half months after the end of our fiscal year 2017 and therefore was deductible for our 2017 tax year. We received a greater tax benefit for this deduction in our 2017 tax year compared to the the benefit we would have received if the contribution were attributed to our 2018 tax year. See Note 10 for further discussion of the tax rates and other changes enacted by the 2017 Tax Act. This voluntary contribution also improved our funded status and contributed to a lower net periodic benefit expense for the third quarter and first nine months of fiscal year 2018 compared to the same periods in the prior year.

We have no minimum funding requirements for the remainder of fiscal year 2018. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

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

			Assets
			April 30, 2018	July 31, 2017
			(in thousands)
Business to Business Products			$61,134	$65,337
Retail and Wholesale Products			90,065	90,508
Unallocated Assets			46,811	56,730
Total Assets			$198,010	$212,575

	For the Nine Months Ended April 30,
	Net Sales		Income
	2018	2017	2018	2017
	(in thousands)
Business to Business Products	$79,226	$74,893	$26,191	$25,033
Retail and Wholesale Products	121,161	121,638	7,010	5,996
Total Sales	$200,387	$196,531
Corporate Expenses			(21,414)	(18,650)
Income from Operations			11,787	12,379
Total Other Income (Expense), Net			418	(688)
Income before Income Taxes			12,205	11,691
Income Tax Expense			(6,666)	(2,221)
Net Income			$5,539	$9,470

	For the Three Months Ended April 30,
	Net Sales		Income (Loss)
	2018	2017	2018	2017
	(in thousands)
Business to Business Products	$24,784	$24,159	$7,556	$7,810
Retail and Wholesale Products	40,063	40,586	2,223	1,516
Total Sales	$64,847	$64,745
Corporate Expenses			(6,665)	(5,580)
Income from Operations			3,114	3,746
Total Other Income, Net			181	22
Income before Income Taxes			3,295	3,768
Income Tax Benefit (Expense)			290	(557)
Net Income			$3,585	$3,211

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

Stock Options

No stock options were granted during the first nine months of either fiscal year 2017 or 2018. There were no stock options outstanding at the end of fiscal year 2017. The amount of cash received from the exercise of stock options during the first nine months of fiscal year 2017 was $170,000 and the related tax benefit was $80,000.

Restricted Stock

All of our non-vested restricted stock as of April 30, 2018 was issued under the 2006 Plan with vesting periods between two years and five years. We determine the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 1,000 restricted shares of Common Stock granted during the third quarter of fiscal year 2018. No restricted stock was granted during the third quarter of fiscal year 2017. Stock-based compensation expense related to non-vested restricted stock for the third quarter of fiscal years 2018 and 2017 was $410,000 and $360,000, respectively. Stock-based compensation expense related to non-vested restricted stock for the first nine months of fiscal years 2018 and 2017 was $1,338,000 and $1,137,000, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2017	185	$30.96
Granted	25	$42.58
Vested	(28)	$29.88
Forfeitures	(6)	$36.41
Non-vested restricted stock outstanding at April 30, 2018	176	$32.62

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of April 30, 2018 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2017	$(10,327)		$35	$(10,292)
Other comprehensive income before reclassifications, net of tax	—		(95)	(95)
Amounts reclassified from accumulated other comprehensive income, net of tax	656	(a)	—	656
Reclassification to retained earnings upon adoption of accounting standard	$(2,264)	(b)	$—	$(2,264)
Net current-period other comprehensive income, net of tax	(1,608)		(95)	(1,703)
Balance as of April 30, 2018	$(11,935)		$(60)	$(11,995)

(a) Amount is net of tax expense of $296,000. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 6 for further information.

(b) In the third quarter of fiscal year 2018, we early adopted guidance under ASC 220, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allowed the stranded tax effects resulting from the change in the U.S. federal corporate income tax rate under the 2017 Tax Act to be reclassified from accumulated other comprehensive income to retained earnings. See Note 2 for further information.

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

The SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which was codified by the FASB in March 2018, provided guidance for the application of ASC 740, Income Taxes, as it relates to the 2017 Tax Act. The guidance provides that companies (i) should record the effects of the changes from the 2017 Tax Act for which the accounting is complete (not provisional), (ii) should record provisional amounts for the effects of the changes for which the accounting is not complete, and for which reasonable estimates can be determined, in the period they are identified, and (iii) should not record provisional amounts if reasonable estimates cannot be made for the effects of the changes, and should continue to apply guidance based on the tax law in effect prior to the enactment on December 22, 2017. The guidance established a one-year measurement period (through December 22, 2018) where provisional amounts could be subject to adjustment, and requires certain qualitative and quantitative disclosures related to provisional amounts and accounting during the measurement period.

In accordance with ASC 740 and SAB 118, we remeasured our U.S. net deferred tax assets at the reduced U.S. federal corporate tax rate and a provisional charge was recognized as a discrete item in the provision for income taxes in the second quarter of fiscal 2018. In the third quarter of fiscal 2018, this provisional charge was reduced, primarily as the result of a tax deductible contribution we made to our pension plan in excess of the minimum required amount. (See Note 6 for further information about our pension plan.) A provisional tax benefit of $1,095,000 was recognized as a discrete item in the provision for income taxes in the third quarter of fiscal 2018 and a net provisional tax charge of $3,996,000 was recognized for the nine months ended April 30, 2018. The measurement of deferred income taxes, as shown in Other Assets on the unaudited Condensed Consolidated Balance Sheet, is provisional. The final remeasurement cannot be determined until the underlying temporary differences are known, rather than estimated.

The 2017 Tax Act also reduced the U.S. federal corporate tax rate from 35.0% to 21.0% for all corporations effective January 1, 2018. For fiscal year companies, the change in law requires the application of a blended rate for each quarter of the fiscal year of enactment. We will apply a blended tax rate of 26.9% for the fiscal year ending July 31, 2018. Thereafter, the applicable statutory rate is 21.0%. In addition, the 2017 Tax Act included a one-time transition tax on cumulative unrepatriated foreign earnings. Based on information available, we estimate our unrepatriated foreign earnings represent a cumulative loss and therefore no additional income tax expense was recorded related to this provision of the 2017 Tax Act.

We are continuing to analyze the impact of the 2017 Tax Act. As such, our financial results reflect reasonable estimates of items for which the income tax effects of the 2017 Tax Act have not been completed as of April 30, 2018. Adjustments to the provisional charges will be recorded as discrete items in the provision for income taxes in the period in when those adjustments become reasonably estimable and/or the accounting is complete. We will complete our analysis no later than December 22, 2018.

11. RELATED PARTY TRANSACTIONS

One member of our Board of Directors is the President and Chief Executive Officer of a customer of ours. That customer was a customer of ours before the board member joined that customer and before he became a member of our Board of Directors. Total net sales to that customer, including sales to subsidiaries of that customer, were $150,000 and $142,000 for the third quarters of fiscal years 2018 and 2017, respectively, and were $313,000 and $320,000 for the first nine months of fiscal years 2018 and 2017, respectively. Outstanding accounts receivable from that customer, and its subsidiaries, were $30,000 as of April 30, 2018. There were no outstanding amounts due as of July 31, 2017.

One member of our Board of Directors, and of the Compensation Committee of our Board of Directors, is the President and Chief Executive Officer as well as a director and shareholder of a law firm that regularly provides services to us. Total payments to that vendor for fees and cost reimbursements were $67,000 and $9,000 for the third quarters of fiscal years 2018 and 2017, respectively, and were $183,000 and $77,000 for the first nine months of fiscal years 2018 and 2017, respectively. Outstanding accounts payable to that vendor were $0 and $19,000 as of April 30, 2018 and July 31, 2017, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our Consolidated Financial Statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017, which contains a description of the issues that may arise with the implementation of our new enterprise resource planning system currently scheduled to be operational on August 1, 2018.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2018 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2017

CONSOLIDATED RESULTS

Consolidated net sales for the nine months ended April 30, 2018 were $200,387,000, compared to net sales of $196,531,000 for the nine months ended April 30, 2017. Net sales were up for our Business to Business Products Group and were down for our Retail and Wholesale Products Group. Both groups reported higher operating income, as discussed further below.

Consolidated net income for the first nine months of fiscal year 2018 was $5,539,000, a 42% decrease from net income of $9,470,000 for the first nine months of fiscal year 2017. Net income was significantly impacted by adjustments to tax expense recorded in both the second and third quarters of fiscal 2018. The net adjustments increased tax expense by $3,996,000 for the first nine months of fiscal 2018 to record the impact of the 2017 Tax Act on deferred income tax assets. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further information about income taxes.

Diluted net income per share was $0.75 for the first nine months of fiscal year 2018, compared to $1.29 for the first nine months of fiscal year 2017. The tax expense adjustment discussed above effectively reduced diluted net income per share by $0.54 for the first nine months of fiscal year 2018.

Consolidated gross profit as a percentage of net sales for the first nine months of fiscal year 2018 was 28.1%, compared to 29.3% for the first nine months of fiscal year 2017. Gross profit in fiscal year 2018 was negatively impacted by higher natural gas and other manufacturing costs, as well as by increased freight and packaging costs. The cost of natural gas per manufactured ton was approximately 5% higher than the prior year. Other manufacturing costs per ton produced were up approximately 4% compared to the same period in the prior fiscal year, including higher expenses for wages, salaries, repairs and depreciation. Freight costs per ton increased approximately 8% compared to the same period in the prior year. Freight rates have increased due to new regulations in the trucking industry and a shortage of drivers, which have resulted in less truck availability. Packaging costs per ton were approximately 9% higher compared to the prior fiscal year. Significant amounts of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices, including both resin and paper-based packaging. The impact of these higher costs was partially offset by increased selling prices and a favorable product sales mix.

Total selling, general and administrative expenses were 2% lower for the first nine months of fiscal year 2018 compared to the first nine months of fiscal year 2017. The discussion of the segments' operating incomes below describe the changes in the selling, general and administrative expenses that were allocated to the operating segments. The remaining unallocated corporate expenses in the first nine months of fiscal year 2018 included lower pension expense, as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, and reduced Pension Benefit Guarantee Corporation (“PBGC") insurance premiums. These lower costs were partially offset by higher costs for research and development, implementation of our new enterprise resource planning software and outside legal fees associated with ongoing litigation, as described further in Part II. Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q. In addition, the estimated annual incentive bonus accrual for the first nine months of fiscal year 2018 was higher compared to the same period in the prior year. The incentive bonus accruals were based on performance targets established for each fiscal year.

Tax expense for the first nine months of fiscal year 2018 was $6,666,000, compared to $2,221,000 for the first nine months of fiscal year 2017. Excluding the net $3,996,000 tax expense adjustment to reflect the provisions of the 2017 Tax Act discussed above, the effective tax rate for the first nine months of fiscal year 2018 would have been 21.9%, compared to 19.0% for the first nine months of fiscal year 2017. We used an estimated annual effective tax rate in determining our quarterly provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion. In addition, the effective tax rate for the first nine months of fiscal year 2018 included a reduction of approximately 1% under new accounting guidance for the recognition of excess tax benefits for share-based compensation. See Notes 2 and 10 of the Notes to Condensed Consolidated Financial Statements for more information about new accounting pronouncements and income taxes, respectively.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first nine months of fiscal year 2018 were $79,226,000, an increase of $4,333,000, or 6%, from net sales of $74,893,000 for the first nine months of fiscal year 2017. Net sales of our traditional and engineered agricultural chemical granules increased approximately 13% due primarily to new customers and higher sales to existing customers. Net sales of our fluids purification products were up approximately 5% primarily as a result of increased sales in both foreign and domestic markets to petroleum oil and biodiesel processors. Net sales of our animal health and nutrition products were approximately 7% higher than the first nine months of fiscal year 2017, driven by increased sales in Latin America and a favorable product sales mix. Targeted marketing efforts for animal health products in Latin America resulted in significantly higher sales to both new and existing distributors. This increase was partially offset by lower sales both domestically and for our subsidiary in China, as described in “Foreign Operations” below. Sales of our co-packaged cat litter were down 4% compared to the prior year.

Selling, general and administrative expenses for the Business to Business Products Group were approximately 2% higher due primarily to increased costs to promote, develop and improve the Group's products.

The Business to Business Products Group’s operating income for the first nine months of fiscal year 2018 was $26,191,000, an increase of $1,158,000, or 5%, from operating income of $25,033,000 for the first nine months of fiscal year 2017. The improved income was primarily due to higher sales, which more than offset increased natural gas, manufacturing, freight and packaging costs. See “Consolidated Results” above for further discussion of manufacturing, freight and packaging costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first nine months of fiscal year 2018 of $121,161,000 were marginally lower compared to net sales of $121,638,000 for the first nine months of fiscal year 2017. Total cat litter net sales were down slightly compared to the first nine months of the prior year. Lower sales of branded litters were partially offset by higher sales of private label litter. Branded litter sales were negatively impacted by the loss of a customer; however, significantly higher e-commerce sales of our branded litter lessened the overall decline. Sales of our private label lightweight scoopable litter continued to grow, driven by new distribution and increased sales to current customers. The loss of a customer for private label coarse litter partially offset the increase in scoopable litter sales.

Net sales of industrial and automotive absorbent products were flat compared to the first nine months of fiscal year 2017. Nine month sales for our subsidiary in the United Kingdom were slightly higher, while sales for our subsidiary in Canada were lower than the prior year. See “Foreign Operations” below for further discussion about the sales and types of products sold by our foreign subsidiaries.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 17% lower compared to the first nine months of fiscal year 2017. The decrease was driven by approximately $2,600,000 lower advertising expense. We plan to continue promoting lightweight litter through the remainder of fiscal year 2018, however we expect advertising expense for the full year of fiscal year 2018 to be less than in fiscal year 2017.

The Retail and Wholesale Products Group's operating income for the first nine months of fiscal year 2018 was $7,010,000, an increase of $1,014,000, or 17%, from operating income of $5,996,000 for the first nine months of fiscal year 2017. The reduction in selling, general and administrative expenses, as discussed above, more than offset increased natural gas, manufacturing, freight and packaging costs. See “Consolidated Results” above for further discussion of manufacturing, freight and packaging costs.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first nine months of fiscal year 2018 were $8,821,000, a 6% decrease compared to net sales of $9,344,000 during the first nine months of fiscal year 2017. This decrease was driven by approximately 15% fewer tons of animal health and nutrition products sold by our subsidiary in China, primarily as the result of lower sales to the succeeding business after the merger of two customers. To a much lesser extent, cat litter sales by our subsidiary in Canada were down, while sales of fluids purification products by our subsidiary in the United Kingdom were up. Net sales by our foreign subsidiaries represented 4% and 5% of our consolidated net sales during the first nine months of fiscal years 2018 and 2017, respectively.

Our foreign subsidiaries reported net income of $553,000 for the first nine months of fiscal 2018, compared to a net loss of $41,000 for the first nine months of fiscal 2017. The improved profitability was driven primarily by both a favorable product sales mix and positive changes in foreign currency exchange rates.

Identifiable assets of our foreign subsidiaries as of April 30, 2018 were $8,312,000, compared to $7,719,000 as of April 30, 2017. The increase was attributed to higher cash and cash equivalents, accounts receivable and inventory.

THREE MONTHS ENDED APRIL 30, 2018 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2017

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended April 30, 2018 were $64,847,000, compared to $64,745,000 for the three months ended April 30, 2017. Net sales were up for the Business to Business Products Group, but were down for the Retail and Wholesale Products Group. Third quarter operating income increased for the the Retail and Wholesale Products Group, but decreased for Business to Business Products Group, as discussed further below.

Consolidated net income of $3,585,000 was reported for the third quarter of fiscal year 2018, a 12% increase compared to net income of $3,211,000 for the third quarter of fiscal year 2017. Net income for the third quarter of fiscal 2018 was significantly impacted by a $1,095,000 reduction in tax expense, primarily due to the benefit of a $12,000,000 tax deductible contribution we made to our pension plan. We received a greater tax benefit for this deduction in our 2017 tax year compared to the the benefit we would have received if the contribution were attributed to our 2018 tax year under the provisions of the 2017 Tax Act. See Notes 6 and 10 of the Notes to Condensed Consolidated Financial Statements for further information about our pension plan and income taxes, respectively.

Diluted net earnings per share of $0.48 was reported for the third quarter of fiscal year 2018, compared to diluted net income per share of $0.44 for the third quarter of fiscal year 2017. The additional tax benefit discussed above effectively increased diluted net income per share by $0.15 for the third quarter of fiscal year 2018.

Consolidated gross profit as a percentage of net sales for the third quarter of fiscal year 2018 was 27.4%, which was essentially flat compared to 27.5% for the third quarter of fiscal year 2017. Gross profit was positively impacted by lower natural gas and other manufacturing costs, which were primarily offset by increased freight and packaging costs. The cost per manufactured ton for natural gas used to operate kilns that dry our clay was approximately 6% lower in the third quarter of fiscal year 2018 compared to the third quarter of fiscal year 2017. Other manufacturing costs per ton produced were down approximately 3%, including lower expenses for purchased materials. Freight costs per ton increased approximately 15%. Freight rates have increased due to new regulations in the trucking industry and a shortage of drivers, which have resulted in less truck availability. Packaging costs per ton were approximately 9% higher compared to the third quarter of the prior fiscal year. Significant amounts of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices, including both resin and paper-based packaging. The impact of these higher costs was partially offset by increased selling prices.

Total selling, general and administrative expenses were 4% higher for the third quarter of fiscal year 2018 compared to the third quarter of fiscal year 2017. The discussion below describes the selling, general and administrative expenses allocated to the operating segments. The remaining unallocated corporate expenses in the third quarter of fiscal year 2018 included higher costs related to the implementation of our new enterprise resource planning software and a higher estimated annual incentive bonus accrual for the third quarter of fiscal year 2018 compared to the same period of fiscal year 2017. The bonus accruals were based on performance targets established for each fiscal year. Partially offsetting these higher costs was a lower pension expense, as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, and reduced PBGC insurance premiums.

A tax benefit of $290,000 was recorded for the third quarter of fiscal year 2018, compared to tax expense of $557,000 for the third quarter of fiscal year 2017. Excluding the $1,095,000 tax benefit adjustment to reflect the provisions of the 2017 Tax Act, the effective tax rate for the third quarter of fiscal year 2018 would have been 24%, compared to 15% for the same period of the prior year. We used an estimated annual effective tax rate in determining our quarterly provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion. The lower fiscal 2017 effective tax rate resulted from an estimated depletion deduction which was a greater percentage of pre-tax income. See Note 10 of the Notes to Condensed Consolidated Financial Statements for more information about income taxes.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the third quarter of fiscal year 2018 were $24,784,000, an increase of $625,000, or 3%, from net sales of $24,159,000 for the third quarter of fiscal year 2017. Net sales of our animal health and nutrition products were approximately 16% higher than the third quarter of the prior year, driven primarily by sales in Latin America and a favorable product sales mix. Targeted marketing efforts in Latin America resulted in significantly higher sales to both new and existing distributors. Sales of animal health and nutrition products by our subsidiary in China were slightly higher and are discussed in “Foreign Operations” below. Net sales of fluids purification products were up approximately 3%, including higher sales to petroleum oil and biodiesel processors. Net sales of our traditional and engineered agricultural chemical granules were essentially flat. Sales of our co-packaged cat litter for the third quarter were down 12% compared to the third quarter of the prior year.

Selling, general and administrative expenses for the Business to Business Products Group were 12% higher compared to the third quarter of fiscal year 2017 due primarily to increased salaries and consulting costs.

The Business to Business Products Group’s operating income for the third quarter of fiscal year 2018 was $7,556,000, a decrease of $254,000, or 3%, from operating income of $7,810,000 in the third quarter of fiscal year 2017. Increased freight, packaging and selling and administrative costs more than offset the higher sales and lower natural gas and manufacturing costs. See “Consolidated Results” above for further discussion of manufacturing, freight and packaging costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the third quarter of fiscal year 2018 were $40,063,000, a decrease of $523,000, or 1%, from net sales of $40,586,000 for the third quarter of fiscal year 2017. Total cat litter net sales were slightly lower compared to the third quarter of fiscal year 2017. Lower sales of branded litters were partially offset by higher sales of private label litter. Branded litter sales were negatively impacted by the loss of a customer, however growth in e-commerce sales lessened the overall branded litter decline. Sales of our private label lightweight scoopable litter continued to grow compared to the same quarter of the prior year, due primarily to new distribution and increased sales to current customers. Sales of private label coarse litter were even with the prior year.

Net sales of industrial and automotive absorbent products were essentially flat compare to the third quarter of fiscal year 2017. Sales for both our subsidiaries in the United Kingdom and Canada were lower than the third quarter of the prior year. See “Foreign Operations” below for further discussion about the sales and types of products sold by our foreign subsidiaries.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were 11% lower compared to the third quarter of fiscal year 2017. The decrease was driven by approximately $490,000 lower advertising expense. We plan to continue promoting lightweight litter through the remainder of fiscal year 2018, however we expect advertising expense for the full year of fiscal year 2018 to be less than in fiscal year 2017.

The Retail and Wholesale Products Group's operating income for the third quarter of fiscal year 2018 was $2,223,000, an increase of $707,000, or 47%, compared to operating income of $1,516,000 for the third quarter of fiscal year 2017. The increase in operating income was driven by the lower selling, general and administrative expenses discussed above, as well as by lower natural gas and manufacturing costs. Higher freight and packaging costs moderated the increase in income. See “Consolidated Results” above for further discussion of manufacturing, freight and packaging costs.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiary in China, which is included in the Business to Business Products Group. Net sales by our foreign subsidiaries during the third quarter of fiscal year 2018 were $2,774,000, a 3% decrease compared to net sales of $2,869,000 in the third quarter of fiscal year 2017. Sales were down for cat litter and industrial absorbent products sold by our subsidiary in Canada and for fluids purification products sold by our subsidiary in the United Kingdom. Partially offsetting these declines were slightly higher sales of animal health and nutrition products by our subsidiary in China. Our foreign subsidiaries' net sales represented approximately 4% of consolidated net sales during the third quarters of both fiscal years 2018 and 2017.

Our foreign subsidiaries reported a net loss of $82,000 for the third quarter of fiscal year 2018, compared to a net loss of $339,000 for the third quarter of fiscal year 2017. The improved profitability was driven primarily by both a favorable product sales mix and positive changes in foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; making pension contributions; and business acquisitions. During the first nine months of fiscal year 2018, we principally used cash generated from operations to fund these requirements. In addition, during the third quarter of fiscal year 2018 we used cash from operations and from borrowing under our revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”) to make a voluntary contribution to our pension plan. This borrowing is described under “Other” below and the pension plan is discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements.

The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended April 30,
	2018	2017
Net cash provided by operating activities	$2,789	$21,033
Net cash provided by (used in) investing activities	608	(18,858)
Net cash used in financing activities	(1,781)	(7,261)
Effect of exchange rate changes on cash and cash equivalents	(98)	60
Net increase (decrease) in cash and cash equivalents	$1,518	$(5,026)

Net cash provided by (used in) operating activities

Both net income and the adjustment to net income for deferred income taxes reflect a $3,996,000 adjustment recorded under the provisions of the 2017 Tax Act. See Note 10 of the Notes to Condensed Consolidated Financial Statements for more information about income taxes.

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first nine months of fiscal years 2018 and 2017 were as follows:

Accounts receivable, less allowance for doubtful accounts, decreased $220,000 in the first nine months of fiscal year 2018 compared to an increase of $1,633,000 in the first nine months of fiscal year 2017. The change in accounts receivable balances reflected differences in the level and timing of sales and collections, as well as the payment terms provided to various customers.

Prepaid expenses increased $42,000 in the first nine months of fiscal year 2018 compared to an increase of $1,171,000 in the first nine months of fiscal year 2017. Higher prepaid income taxes and prepayments of annual insurance premiums in the first nine months of fiscal year 2018 were mostly offset by a decrease in prepaid advertising expense. Higher prepaid advertising and insurance prepayments contributed to the increase in the first nine months of fiscal year 2017.

Accounts payable decreased $888,000 in the first nine months of fiscal year 2018 compared to an increase of $1,848,000 in the first nine months of fiscal year 2017. Trade and freight payables varied in both periods due to the timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms. Our previous estimated income taxes liability became a prepaid expense in the first nine months of fiscal year 2018 due to a tax-deductible voluntary pension contribution. Higher estimated income taxes payable contributed to the accounts payable increase in the first nine months of fiscal year 2017.

Accrued expenses decreased $1,198,000 in the first nine months of fiscal year 2018 compared to an increase of $627,000 in the first nine months of fiscal year 2017. A reduction in accrued trade promotions and advertising due to the timing of marketing programs drove the decrease in the first nine months of fiscal year 2018. The increase in the first nine months of fiscal 2017 was due primarily to higher accrued plant expenses, which were partially offset by a decrease in the discretionary bonus accrual. Accrued plant expenses fluctuate due to timing of payments, changes in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Deferred compensation decreased $5,272,000 in the first nine months of fiscal year 2018 compared to an increase of $518,000 in the first nine months of fiscal year 2017. Deferred compensation in both years was impacted by new deferrals, earnings on deferred balances and payouts. The decrease in fiscal year 2018 was due to the payout of balances in accordance with plan provisions.

The pension and postretirement benefits liability decreased $11,223,000 in the first nine months of fiscal year 2018 compared to an increase of $1,133,000 in the first nine months of fiscal year 2017. The decrease in fiscal year 2018 was due primarily to an $11,500,000 voluntary contribution in excess of the minimum amount required. See Note 6 of Notes to Condensed Consolidated Financial Statements for further information about our pension plan.

Net cash used in investing activities

Cash provided by investing activities was $608,000 in the first nine months of fiscal year 2018 compared to cash used in investing activities of $18,858,000 in the first nine months of fiscal year 2017. Cash used for capital expenditures was $10,533,000 and $10,418,000 in the first nine months of fiscal years 2018 and 2017, respectively. Capital expenditures in both periods included spending for an enterprise resource planning system implementation, as well as equipment additions and replacement at our manufacturing facilities.

Cash proceeds of $9,375,000 from net dispositions of short-term investments in the first nine months of fiscal year 2018 were used in part to fund the voluntary contribution to our pension plan. Cash used for net purchases of short-term investments was $8,500,000 in the first nine months of fiscal year 2017. Purchases and dispositions of investment securities in both periods are impacted by variations in the timing of investment maturities, the operating cash needs of the Company and the availability of investment options.

In addition, cash proceeds of $1,747,000 were received in the first nine months of fiscal year 2018 from the closing of a life insurance policy on a former key employee.

Net cash used in financing activities

Cash used in financing activities was $1,781,000 in the first nine months of fiscal year 2018 compared to cash used in financing activities of $7,261,000 in the first nine months of fiscal year 2017. Short term borrowing in the first nine months of fiscal year 2018 under our credit agreement with BMO Harris provided $6,000,000, as discussed further below.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,849,000 as of April 30, 2018 were higher than the April 30, 2017 balances of $1,454,000. See further discussion in “Foreign Operations” above.

We have a $25,000,000 unsecured revolving credit agreement with BMO Harris which expires on December 4, 2019. The agreement also provides for a maximum of $5,000,000 for foreign letters of credit. Under the agreement we may select a variable interest rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. At April 30, 2018, the variable rates would have been 4.75% for the BMO Harris prime-based rate or 3.35% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of April 30, 2018 and 2017 were were in compliance with the covenants.

We borrowed $6,000,000 at a weighted average interest rate of 2.96% under the credit agreement with BMO Harris during the third quarter of fiscal year 2018. The amount borrowed is anticipated to be repaid in the fourth quarter of fiscal year 2018. The proceeds from the borrowing were used to make a voluntary contribution to our pension plan. There were no other borrowings during the first nine months of either fiscal years 2018 or 2017.

As of April 30, 2018, we had remaining authority to repurchase 300,822 shares of Common Stock under a repurchase plan approved by our Board of Directors (the “Board”). In addition, on March 21, 2018, the Board authorized the repurchase of 300,000 shares of Class B Stock. There were no repurchases of either Common Stock or Class B Stock in the third quarter of fiscal year 2018. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, deferred compensation payouts, dividend payments and debt service obligations for at least the next 12 months. We plan to continue promoting our lightweight products, although we expect advertising expense in fiscal year 2018 to be less than in fiscal year 2017. We anticipate that our capital expenditures for the full fiscal year 2018 will be higher than in fiscal year 2017, including costs related to our enterprise resource planning software implementation. We do not believe that these increased cash outflows will dramatically impact our cash position; however our cash requirements are subject to change as business conditions warrant and opportunities arise.

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

The following tables summarize our contractual obligations and commercial commitments (in thousands) as of April 30, 2018 for the time-frames indicated.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Notes Payable	$9,250	$3,083	$6,167	$—	$—
Interest on Notes Payable	549	305	244	—	—
Operating Leases	15,606	2,149	3,229	2,218	8,010
Total Contractual Cash Obligations	$25,405	$5,537	$9,640	$2,218	$8,010

The $6,000,000 borrowed under our credit agreement with BMO Harris is anticipated to be repaid in the fourth quarter of fiscal 2018. This commitment is excluded from the table above due its short-term nature.

We made total contributions to our defined benefit pension plan of $13,204,000 during the first nine months of fiscal year 2018, including an $11,500,000 voluntary contribution in the third quarter. We have no minimum pension funding requirements for the remainder of fiscal year 2018. We have not presented pension contribution obligations for future years in the table above because the funding requirement can vary from year to year based on various factors, including changes in the fair value of plan assets and actuarial assumptions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the potential impact of financial market fluctuations on pension plan assets and future funding contributions.

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other Commercial Commitments	$30,500	$30,500	$—	$—	$—

The other commercial commitments in the table above represent open purchase orders, including blanket purchase orders, for items such as packaging, purchased materials and pallets used in the normal course of operations. The expected timing of payments for these obligations is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

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

We are exposed to foreign currency fluctuation risk, primarily the U.S. Dollar relative to the British Pound, Euro, Canadian Dollar and Chinese Yuan. This risk is related to our foreign subsidiaries' financial results, to certain accounts receivable and to our ability to sell in foreign markets. We are subject to the impact of currency fluctuation upon translation of our foreign subsidiaries’ financial statements from local currencies to U.S. Dollars. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated net sales or net income. In addition, the portion of our consolidated accounts receivable denominated in foreign currencies has not been significant. Finally, foreign sales of our products may be influenced by the relative strength of the U.S. dollar compared to various other currencies, which makes our products relatively more or less expensive than our foreign competitors' products in local marketplaces. Foreign currency fluctuations had some bearing on our operating results in the first nine months of fiscal year 2018; however, historically the overall foreign currency fluctuation risk has not been material to our Consolidated Financial Statements. During the first nine months of fiscal year 2018, we did not enter into any hedge contracts to offset any adverse effect of changes in currency exchange rates.

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

We are exposed to commodity price risk with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and, consistent with our past practice, we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. As of April 30, 2018, we have not purchased any natural gas contracts for our planned kiln fuel needs for the remainder of fiscal year 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 3, 2015, we brought suit in the United States District Court for the Northern District of Illinois, Eastern Division, against Nestlé Purina PetCare Company (“Nestlé”) seeking monetary damages and injunctive relief based on Nestlé’s alleged infringement of a patent held by us. The case was stayed for approximately two years, pending the Patent Office action discussed immediately below; the stay was lifted in March 2017, and fact discovery is now complete in the case, while claim construction activities are currently proceeding.

Additionally, Nestlé filed a petition for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to challenge certain of the claims in our patent. The PTAB agreed to consider Nestlé’s petition, but on June 20, 2016, issued an order stating that Nestlé had not shown by a preponderance of the evidence that any of the challenged claims in our patent are unpatentable. In July 2016, Nestlé filed a motion for reconsideration of the PTAB’s decision, which was denied in February 2017.  Nestlé timely filed an appeal of the PTAB’s decision to the U.S. Court of Appeals for the Federal Circuit.  In November 2017, Nestlé filed a motion in that Court to remand the case to the PTAB for consideration of additional evidence that it claims should have been provided to the PTAB.  In December 2017, the Court declined the request for an immediate remand and deferred Nestlé's motion until the case is assigned to its hearing panel. Briefing is now complete, and oral argument before a panel of the Federal Circuit occurred on June 4, 2018.

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

Dated:  June 8, 2018

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