Form 10-K
period 2018-07-31
Oil-Dri Corp of America
filed 2018-10-12
CIK 74046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐
		Smaller reporting company	☒
		Emerging growth company	☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 31, 2018 was $193,369,000.

Number of shares of each class of Oil-Dri’s capital stock outstanding as of September 28, 2018:

          Common Stock – 5,172,007 shares

          Class B Stock – 2,269,238 shares

          Class A Common Stock – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Oil-Dri’s Proxy Statement for its 2018 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) not later than November 28, 2018 (120 days after the end of Oil-Dri’s fiscal year ended July 31, 2018), are incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

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

GENERAL BUSINESS DEVELOPMENTS

Consolidated net income was $8,240,000, or $1.11 per diluted share, for the fiscal year 2018, a 24% decrease from net income of $10,792,000, or $1.47 per diluted share, for fiscal year 2017. Net income in fiscal year 2018 was significantly impacted by a $3,996,000 increase in tax expense to record the impact of the Tax Cuts and Job Act (the “2017 Tax Act”) on deferred income tax assets, which effectively reduced diluted net income per share by $0.54 per share. Net sales were up about 1% in fiscal year 2018 compared to fiscal year 2017; however, income from operations declined due to higher cost of sales. Lower selling, general and administrative expenses partially offset the increased cost of sales. Higher freight, packaging and non-fuel manufacturing costs drove the increased cost of sales, while lower advertising costs reduced selling, general and administrative expenses.

Our Consolidated Balance Sheets as of July 31, 2018 and our Consolidated Statements of Cash Flows for fiscal year 2018 reflected the results of routine operating activities and significant non-recurring investments in the business. Total cash, cash equivalents and short-term investments decreased $12,790,000 from fiscal year-end 2017. As in prior years, we spent cash for capital, dividends and debt payments. We also spent funds during the year for an enterprise resource planning system implementation and related infrastructure improvements. In addition, during fiscal year 2018 we made an $11,500,000 voluntary contribution to our defined benefit pension plan in excess of the minimum amount required. This contribution also drove the $13,255,000 decrease in the noncurrent liability for our pension and postretirement benefits.

On June 28, 2018, the SEC adopted amendments that raise the thresholds in the definition of a “smaller reporting company" (“SRC”), thereby expanding the number of smaller companies eligible to comply with scaled disclosure requirements in several Regulation S-K and Regulation S-X items. Under the new SRC definition, a company with less than $250 million of public float as of the last business day of its second fiscal quarter qualifies as an SRC and may take advantage of the scaled disclosures. Oil-Dri met this qualification of an SRC as of January 31, 2018; therefore, this Annual Report on Form 10-K for fiscal year 2018 reflects some of the scaled disclosure requirements.

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

Agricultural and Horticultural Products

We produce a wide range of granules and powders used to enhance agricultural and horticultural products. Our mineral-based absorbent products serve as chemical carriers, drying agents, and growing media. Our brands include: Agsorb, an agricultural and horticultural chemical carrier and drying agent; Verge, an engineered granule chemical carrier; Flo-Fre, a highly absorbent microgranule flowability aid; and Terra-Green, a growing media supplement.

Agsorb and Verge carriers are used in products that are alternatives to chemical sprays. The clay granules absorb active ingredients and are then delivered directly into, or on top of, the ground providing a more precise application than chemical sprays.

Verge carriers are spherical, uniform-sized granules with very low dust. Agsorb drying agent is blended into fertilizer-pesticide blends applied to absorb moisture and improve flowability. Agsorb is also used as a flowability aid for fertilizers and chemicals in the lawn and garden market. Flo-Fre microgranules are used by grain processors and other large handlers of bulk products to soak up excess moisture, which prevents caking. We employ technical sales people to market these products in the United States.

Animal Health and Nutrition Products

We produce, or use contract processors to produce, Amlan brand name and private label products that manage the health and improve productivity of species in livestock industries. For example, our products provide a number of solutions to health challenges of swine, poultry and dairy cattle. Our Calibrin and ConditionAde products are used in animal feed to help animals defend against a broad spectrum of biotoxins. Our Varium product promotes intestinal health in poultry. Our MD-09 moisture manager product is another feed additive for the reduction of wet droppings in poultry. In addition, our Pel-Unite and Pel-Unite Plus products are specialized animal feed pellet binders.

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

Private label products. We produce private label scoopable and non-clumping cat litters. Our lightweight scoopable litters lead our private label cat litter offerings.

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

BUSINESS SEGMENTS

We have two reportable operating segments for financial reporting derived from the different characteristics of our two major customer groups: Retail and Wholesale Products Group and Business to Business Products Group. The Retail and Wholesale Products Group customers include mass merchandisers, wholesale clubs, drugstore chains, pet specialty retail outlets, dollar stores, retail grocery stores, direct customers through e-commerce, distributors of industrial cleanup and automotive products, environmental service companies and sports field product users. The Business to Business Products Group customers include: processors and refiners of edible oils, petroleum-based oils and biodiesel fuel; manufacturers of animal feed and agricultural chemicals; distributors of animal health and nutrition products; and marketers of consumer products. Certain financial information on both segments is contained in Note 2 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

We do not manage our business, allocate resources or generate revenue data by product line. Any of our products may be sold in one or both of our operating segments. Information concerning total revenue of classes of similar products accounting for more than 10% of consolidated revenues in any of the last three fiscal years is not separately provided because it would be impracticable to do so.

FOREIGN OPERATIONS

Our foreign operations are located in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and China, Switzerland and Mexico, which are included in the Business to Business Products Group.

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

In May 2018, we purchased a 52% ownership interest in a distributor in Mexico. This distributor sells, among other products, our animal health and nutrition products. This subsidiary does not meet the definition of a significant subsidiary for purposes of our fiscal year 2018 financial statements.

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

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (“Walmart”) and its affiliates accounted for approximately 18% and 20% of our total net sales for fiscal years 2018 and 2017, respectively. Walmart is a customer in our Retail and Wholesale Products Group. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales; however, sales to Clorox (a customer in our Business to Business Products Group) and its affiliates accounted for approximately 5% and 6% of total net sales for fiscal year 2018 and 2017, respectively. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customer other than those described in this paragraph would not be expected to have a material adverse effect on our business.

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

We have five principal competitors in our Retail and Wholesale Products Group, including one which is also our customer. The overall cat litter market has been relatively stable in recent years. The overwhelming majority of all cat litter is mineral based, including both scoopable and coarse non-clumping litters. Cat litters based on alternative strata such as paper, various agricultural waste products and silica gels have niche positions. Scoopable products have a majority of the cat litter market share followed by coarse non-clumping litters. The growing market share for scoopable cat litter has primarily offset the declining share for coarse non-clumping products.

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

We have six principal competitors in our Business to Business Products Group. Our bleaching clay and fluid purification products are sold in a highly cost competitive global marketplace. Performance is a primary competitive factor for these products. The animal health portion of this segment also operates in a global marketplace with price and performance competition from multi-national and local competitors. Competition for our crop protection products is primarily based on price, but competitor differentiation also exists in the ability to meet customer product specifications and enhancements in engineered granule technologies.

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

BACKLOG; SEASONALITY

As of July 31, 2018 and 2017, the value of our backlog of orders were approximately $10,338,000 and $9,817,000, respectively. This value was determined by the number of tons on backlog order and the net selling prices. All backlog orders are expected to be filled within the next 12 months. We consider our business, taken as a whole, to be moderately seasonal; however, business activities of certain customers (such as agricultural chemical manufacturers) are subject to such seasonal factors as crop acreage planted, product formulation cycles and weather conditions.

EFFECTS OF INFLATION

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation, processing equipment, purchased raw materials and packaging, energy and borrowings under our credit facility. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

RESERVES

We mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California; we also have reserves in Nevada, Oregon and Tennessee. We estimate that our proven mineral reserves as of July 31, 2018 were approximately 102,381,000 tons in aggregate and our probable reserves were approximately 173,829,000 tons in aggregate, for a total of 276,210,000 tons of mineral reserves. Based on our rate of consumption during fiscal year 2018, and without regard to any of our reserves in Nevada, Oregon and Tennessee, we consider our proven reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, was reflected at cost on our balance sheet.

It is our policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. We have a program of exploration for additional reserves and, although reserves have been acquired, we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During fiscal year 2018, we utilized these reserves to produce substantially all of the sorbent products that we sold.

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

The following schedule summarizes the net book value of land and other plant and equipment for each of our manufacturing facilities as of July 31, 2018 (in thousands):

	Land & Mineral Rights	Plant and Equipment
Ochlocknee, Georgia	$8,822	$28,792
Ripley, Mississippi	$1,979	$12,010
Mounds, Illinois	$1,637	$2,426
Blue Mountain, Mississippi	$908	$10,341
Taft, California	$1,506	$3,988

EMPLOYEES

During fiscal year 2018, we employed approximately 775 persons, 42 of whom were employed by our foreign subsidiaries. We believe our corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 52 of our employees in the U.S. and approximately 18 of our employees in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations to be satisfactory.

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

ENERGY

We primarily used natural gas in the processing kilns to dry our clay products during fiscal year 2018. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below for more information about commodity risk with respect to our energy use.

RESEARCH AND DEVELOPMENT
At our research and development center in Vernon Hills, Illinois, we develop new products and applications and improve existing products. The facility includes a pilot plant that simulates the production processes of our customers and our manufacturing plants. In fiscal year 2018, we added a microbiology lab dedicated to development of our animal health products. Our staff (and various consultants they engage from time to time) have experience in disciplines such as biology, microbiology, chemistry, physics, mathematics, geological and earth science, material science, geochemistry, physical catalysis, animal nutrition, animal science, oncological nutrition and transitional medicine. In the past several years, our research efforts have resulted in a number of new sorbent products and processes. The facility produces prototype samples and tests new products for customer trial and evaluation. No significant research and development was customer sponsored, and all research and development costs are expensed in the period in which incurred. See Note 1 of the Notes to the Consolidated Financial Statements for further information about research and development expenses.

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

Increases in energy, commodity and transportation costs would increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices and surcharges.

If our energy, commodity and transportation costs increase disproportionately to our net sales, our earnings could be significantly reduced. Increases in our operating costs may reduce our profitability if we are unable to pass all the increases on to our customers through price increases or surcharges. Sustained price increases or surcharges in turn may lead to declines in volume, and while we seek to project tradeoffs between price increases and surcharges, on the one hand, and volume, on the other, there can be no assurance that our projections will prove to be accurate.

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

The prices of other commodities such as paper, plastic resins, synthetic rubber and steel significantly influence the costs of packaging, replacement parts and equipment we use in the manufacture of our products and the maintenance of our facilities. Similarly, transportation prices impact our cost of packaging and raw materials we purchase, as well as our cost to deliver finished products to our customers. As a result, increases in the prices of commodities and transportation may increase our cost of sales and present the same types of risks as described above.

Our business could be negatively affected by supply, capacity, information technology and logistics disruptions or the costs incurred to avoid these disruptions.

Supply, capacity, information technology and logistics disruptions could adversely affect our ability to manufacture, package or transport our products. Some of our products require raw materials that are provided by a limited number of suppliers, or are demanded by other industries or are simply not available at times. Also, some of our products are manufactured on equipment at or near its capacity thus limiting our ability to sell additional volumes of such products until more capacity is obtained. In addition, an increase in truck or ocean freight costs may reduce our profitability, and a decrease in transportation availability may affect our ability to deliver our products to our customers and consequently decrease customer satisfaction and future orders.

Technology failures or cyber security breaches could have an adverse effect on the Company's business and operations.

We rely on information technology systems to process, transmit, store, and protect electronic information. For example, a significant portion of the communications between the Company's personnel, customers, and suppliers depends on information technology and we rely on access to such information systems for our operations. Disruptions, failures, cyber-attacks or privacy breaches in the information technology or phone systems of us or our customers could adversely affect our communications and business operations. Furthermore, security breaches pose a risk to confidential data and intellectual property, which could result in damages to our competitiveness and reputation. We may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber-attacks. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. The Company has policies and procedures in place, including system monitoring and data back-up processes, to prevent or mitigate the effects of these potential disruptions or breaches. However, there can be no assurance that existing or emerging threats will not have an adverse impact on our systems or communications networks and, further, technological enhancements to prevent business interruptions could require increased spending.

Difficulties experienced in implementing our new enterprise resource planning system could adversely impact our financial results during the next fiscal year.

We are engaged in a multi-year implementation of a new enterprise resource planning system (“ERP”). The ERP is designed to accurately maintain our books and records and provide information important to the operation of our business. The ERP will continue to require investment of human and financial resources. Disruptions during the implementation of the ERP affected our ability to process orders, ship product and send invoices. These difficulties could, in turn, negatively impact our financial results during the next fiscal year, including sales, earnings and cash flow. While we have invested significant resources in planning and project management, further implementation issues may continue to cause delays, increased costs and other difficulties.

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

We are subject to a variety of federal, state, local and foreign laws and regulatory requirements relating to the environment and to health and safety matters. For example, our mining operations are subject to extensive governmental regulation on matters such as permitting and licensing requirements, workplace safety, plant and wildlife protection, wetlands and other environmental protection, reclamation and restoration of mining properties after mining is completed, the discharge, storage and disposal of materials in the environment, and the effects that mining has on air or groundwater quality and water availability. We believe we have obtained all material permits and licenses required to conduct our present operations. We will, however, need additional permits and renewals of permits in the future.

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

We are also experiencing increasing customer scrutiny of the content and manufacturing of our products, particularly our products entering or affecting the food chain, in parallel with the increasing government regulation discussed above. Our customers may impose product specifications, certifications or other requirements that are different from, and more onerous than, applicable laws and regulations. As a result, the failure of our products to meet these additional requirements may result in loss of customers and decreased sales of our products even in the absence of any actual failure to comply with applicable laws and regulations. There can be no assurance that future customer requirements concerning the content or manufacturing of our products will not have a material adverse effect on our business.

We depend on our mining operations for a majority of our supply of sorbent minerals.

Most of our principal raw materials are sorbent minerals mined by us or independent contractors on land that we own or lease. While our mining operations are conducted in surface mines, which do not present many of the risks associated with deep underground mining, our mining operations are nevertheless subject to many conditions beyond our control. Our mining operations are affected by weather and natural disasters (such as earthquakes, tornadoes, hurricanes, heavy rains and flooding), power outages, equipment failures and other unexpected maintenance problems, variations in the amount of rock and soil overlying our reserves, variations in geological conditions, fires and other accidents, fluctuations in the price or availability of supplies and other matters. Any of these risks could result in significant damage to our mining properties or processing facilities, personal injury to our employees, environmental damage, delays in mining or processing, losses or possible legal liability. We cannot predict whether or the extent to which we will suffer the impact of these and other conditions in the future.

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

We rely on intellectual property rights based on trademark, trade secret, patent and copyright laws to protect our brands, products and packaging for our products. We cannot be certain that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. We cannot be certain that these rights, if obtained, will not later be invalidated, circumvented or challenged, and we could incur significant costs in connection with legal actions to assert our intellectual property rights or to defend those rights from assertions of invalidity. In addition, even if such rights are obtained in the United States or in other countries, the laws of some of the other countries in which our products are or may be sold may not protect intellectual property rights to the same extent as the laws of the United States. If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales. The failure to perfect or successfully assert our intellectual property rights could make us less competitive and could have a material adverse effect on our business, operating results, and financial condition.

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

We face risks to our domestic and international sales and business operations due to economic, political, regulatory and other conditions.

Unstable economic, political, regulatory and other conditions could adversely affect demand for our products or disrupt our operations in the United States and in international markets. International sales and operations are subject to currency exchange fluctuations, fund transfer and trade restrictions and import/export duties. In some cases, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country’s legal system. We derived approximately 23% of our consolidated net sales from sales outside of the United States in fiscal year 2018. Both international and domestic operations are also subject to regulatory requirements and issues, including with respect to environmental matters. Any of these matters could result in sudden, and potentially prolonged, changes in domestic and international demand for our products.

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

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting and obtain an opinion from our independent registered public accounting firm on our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2018 and we obtained from our independent registered public accounting firm an unqualified opinion on our internal control over financial reporting; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

Risks Related to Our Common Stock

Our principal stockholders have the ability to control matters requiring a stockholder vote and could delay, deter or prevent a change in control of our company.

Under our Certificate of Incorporation, the holders of our Common Stock are entitled to one vote per share and the holders of our Class B Stock are entitled to ten votes per share; the two classes generally vote together without regard to class (except that any amendment to our Certificate of Incorporation changing the number of authorized shares or adversely affecting the rights of Common Stock or Class B Stock requires the separate approval of the class so affected as well as the approval of both classes voting together). As a result, the holders of our Class B Stock exert control over the Company and thus limit the ability of other stockholders to influence corporate matters. Beneficial ownership of Common Stock and Class B Stock by the Jaffee Investment Partnership, L.P. and its affiliates (including Daniel S. Jaffee, our President, Chief Executive Officer and Chairman of the Board of Directors) provides them with the ability to control the election of our Board of Directors and the outcome of most matters requiring the approval of our stockholders, including the amendment of certain provisions of our Certificate of Incorporation and By-Laws, the approval of any equity-based employee compensation plans and the approval of fundamental corporate transactions, including mergers and substantial asset sales. Through their concentration of voting power, our principal stockholders may be able to delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders.

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

In addition, the stock market may experience extreme price and volume fluctuations that have a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our Common Stock price, regardless of our operating results. Given its relatively small public float, number of stockholders and average daily trading volume, our Common Stock may be relatively more susceptible to volatility arising from any of these factors. There can be no assurance that the price of our Common Stock will increase in the future or be maintained at its recent levels.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Real Property Holdings and Mineral Reserves

	Land Owned	Land Leased	Land Unpatented Claims	Total	Estimated Proven Reserves	Estimated Probable Reserves	Total
	(acres)				(thousands of tons)
California	795	—	1,030	1,825	3,909	11,226	15,135
Georgia	3,846	1,451	—	5,297	32,923	23,673	56,596
Illinois	105	508	—	613	2,733	1,596	4,329
Mississippi	2,219	999	—	3,218	36,500	131,333	167,833
Nevada	535	—	—	535	23,316	2,976	26,292
Oregon	340	—	—	340	—	25	25
Tennessee	178	—	—	178	3,000	3,000	6,000
	8,018	2,958	1,030	12,006	102,381	173,829	276,210

The Mississippi, Georgia, Tennessee, Nevada, California and Illinois properties are primarily mineral in nature, except our research and development facility which is included in the Illinois owned land. We mine sorbent minerals primarily consisting of calcium bentonite, attapulgite and diatomaceous shale. We use geologists and mineral specialists who prepared the estimated reserves of these minerals in the table above. See also Item 1 “Business” above for further information about our reserves. The locations in the table above collectively produced approximately 727,000 tons and 753,000 tons of finished product in fiscal years 2018 and 2017, respectively. Parcels of such land are also sites of manufacturing facilities operated by us. We own approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing, packaging and distribution facility for our Canadian subsidiary.

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

We have no mortgages on the real property we own. The leases for the locations listed above expire as follows: Shenzhen, China and Alpharetta, Georgia both in 2020; Wisbech, United Kingdom in 2032 and Chicago, Illinois in 2033. The lease for the Coppet, Switzerland office is on a year-to-year basis. We consider that our properties are generally in good condition, well maintained and suitable and adequate to carry on our business.

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

On February 3, 2015, we brought suit in the United States District Court for the Northern District of Illinois, Eastern Division, against Nestlé Purina PetCare Company (“Nestlé”) seeking monetary damages and injunctive relief based on Nestlé’s alleged infringement of a patent held by us. The case was stayed for approximately two years, pending the Inter Partes Review (“IPR”) discussed immediately below; the stay was lifted in March 2017, and fact discovery is now complete in the case. The Court provided the parties with a claim construction decision on September 5, 2018, and has set a March 18, 2019 trial date.

On February 14, 2015, Nestlé filed a petition for the IPR with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to challenge certain of the claims in our patent. The PTAB agreed to consider Nestlé’s petition, but on June 20, 2016, issued an order stating that Nestlé had not shown by a preponderance of the evidence that any of the challenged claims in our patent are unpatentable. In July 2016, Nestlé filed a motion for reconsideration of the PTAB’s decision, which was denied in February 2017. Nestlé timely filed an appeal of the PTAB’s decision to the U.S. Court of Appeals for the Federal Circuit. In November 2017, Nestlé filed a motion in that Court to remand the case to the PTAB for consideration of additional evidence that it claims should have been provided to the PTAB. On June 11, 2018, the Federal Circuit remanded the case back to the Board based on the agreement of the parties to consider an expanded record, as well as for the Board to consider the previously non-instituted grounds set forth in Nestle’s IPR Petition. Briefing concerning these issues is currently taking place before the Board.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol ODC. There is no established trading market for our Class B Stock. There are no shares of Class A Common Stock currently outstanding. See Note 6 of the Notes to the Consolidated Financial Statements for a description of our Common Stock, Class B Stock and Class A Common Stock. The number of holders of record of Common Stock and Class B Stock on September 29, 2018 were 640 and 24, respectively, as reported by our transfer agent. In the last three years, we have not sold any securities which were not registered under the Securities Act of 1933.

The following table sets forth, for the periods indicated, the high and low sales price for our Common Stock listed on the NYSE and dividends per share declared on our Common Stock and Class B Stock.

	Common Stock Price Range		Cash Dividends Per Share
	Low	High	Common Stock	Class B Stock
Fiscal Year 2018:
First Quarter	$38.01	$50.82	$0.2300	$0.1725
Second Quarter	$37.92	$46.64	0.2300	0.1725
Third Quarter	$35.42	$41.63	0.2300	0.1725
Fourth Quarter	$35.77	$46.73	0.2400	0.1800
Total			$0.9300	$0.6975

Fiscal Year 2017:
First Quarter	$32.55	$39.52	$0.2200	$0.1650
Second Quarter	$31.35	$40.94	0.2200	0.1650
Third Quarter	$33.26	$40.95	0.2200	0.1650
Fourth Quarter	$33.61	$43.84	0.2300	0.1725
Total			$0.8900	$0.6675

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

Issuer Repurchase of Equity Securities. Our Board of Directors authorized the repurchase of 250,000 shares of Common Stock on March 11, 2011 and authorized the repurchase of an additional 250,000 shares on June 14, 2012. In addition, on March 21, 2018, the Board authorized the repurchase of 300,000 shares of Class B Stock. These authorizations do not have a stated expiration date. These repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management. As of July 31, 2018, a total of 300,822 shares of Common Stock and 300,000 shares of Class B Stock may yet be repurchased under these authorizations.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide information under this item.

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

Consolidated net income was $8,240,000, or $1.11 per diluted share, for the fiscal year ended July 31, 2018, a 24% decrease from net income of $10,792,000, or $1.47 per diluted share, for the fiscal year ended July 31, 2017. Net income in fiscal year 2018 was significantly impacted by a $3,996,000 increase in tax expense to record the impact of the 2017 Tax Act on deferred income tax assets, which effectively reduced diluted net income per share by $0.54 per share. See Note 5 of Notes to the Consolidated Financial Statements for more information about income taxes.

Net sales were up about 1% in fiscal year 2018 compared to fiscal year 2017; however, income from operations declined due to higher cost of sales. Lower selling, general and administrative expenses partially offset the increased cost of sales. Higher freight and packaging costs drove the increased cost of sales, while lower advertising costs reduced selling, general and administrative expenses.

Our Consolidated Balance Sheets as of July 31, 2018 and our Consolidated Statements of Cash Flows for fiscal year 2018 reflected the results of routine operating activities and significant non-recurring investments in the business. Total cash, cash equivalents and short-term investments decreased $12,790,000 from fiscal year-end 2017. As in prior years, we spent cash for capital, dividends and debt payments. We also spent funds during the year for an enterprise resource planning system implementation and related infrastructure improvements. In addition, during fiscal year 2018 we made an $11,500,000 voluntary contribution to our defined benefit pension plan in excess of the minimum amount required. This contribution also drove the $13,255,000 decrease in the noncurrent liability for our pension and postretirement benefits. See Note 8 of Notes to the Consolidated Financial Statements for more information about our pension plan.

RESULTS OF OPERATIONS
FISCAL YEAR 2018 COMPARED TO FISCAL YEAR 2017

CONSOLIDATED RESULTS

Consolidated net sales in fiscal year 2018 were $266,000,000, an increase of $3,693,000 from net sales of $262,307,000 in fiscal year 2017. Net sales in our Business to Business Products Group increased for our products used in agricultural, fluids purification and animal health applications. Net sales in our Retail and Wholesale Products Group declined for our cat litter products, as well as for our subsidiaries in Canada and the United Kingdom. Sales fluctuations by operating segment are further discussed below.

Consolidated gross profit in fiscal year 2018 was $72,002,000, a decrease of $1,710,000 from gross profit of $73,712,000 in the prior year. Our gross margin (defined as gross profit as a percentage of net sales) in fiscal year 2018 decreased to 27% from 28% in fiscal year 2017. Gross profit decreased due primarily to higher freight, packaging and non-fuel manufacturing costs. Freight costs per ton increased approximately 12% compared to the prior fiscal year. Freight rates increased due to new regulations in the trucking industry and a shortage of drivers, which have resulted in less truck availability. Packaging costs per ton were approximately 9% higher compared to the prior fiscal year. Significant amounts of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices, including both resin and paper-based packaging. In addition, non-fuel manufacturing costs per ton were up approximately 3%, driven by reduced fixed cost absorption as we produced fewer tons of finished product, as well as by increased labor, salaries, repairs and depreciation costs. Depreciation costs increased as we continue to invest in machinery and equipment at our plants.

Total selling, general and administrative expenses were 2% lower in fiscal year 2018 compared to fiscal year 2017. The discussions of each segment's operating income below describe the changes in selling, general and administrative expenses that were allocated to that segment, particularly lower advertising expense in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in fiscal year 2018 included higher expenditures for outside legal fees associated with ongoing litigation (see Item 3 “Legal Proceedings”), for the implementation of our new enterprise resource planning software and for research and development. These higher corporate expenditures were partially offset by lower pension expense. Note 8 of Notes to the Consolidated Financial Statements provides more information about pension expense. In addition, the estimated annual incentive bonus accrual for fiscal year-end 2018 was higher compared to fiscal year-end 2017. The incentive bonus accrual was based on actual financial results achieved for the fiscal year and discretion by our Chief Executive Officer, in accordance with the incentive plan's provisions.

Tax expense for fiscal year 2018 was $6,644,000 compared to $3,753,000 in fiscal year 2017. Excluding the $3,996,000 tax adjustment discussed in the “Overview” above, the effective tax rate for fiscal year 2018 would have been 17.8% compared to the fiscal year 2017 effective tax rate of 25.8%, due primarily to the lower U.S. federal corporate tax rate under the 2017 Tax Act. See Note 5 of the Notes to the Consolidated Financial Statements for additional information about our income taxes.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for fiscal year 2018 were $105,043,000, an increase of $4,624,000, or 5%, from net sales of $100,419,000 in fiscal year 2017. Net sales increased for our products used in agricultural applications, fluids purification and animal health.

Sales of our agricultural and horticultural products were approximately 13% higher. Sales improved primarily due to a new customer for our traditional agricultural chemical carrier granules. Sales of our fluid purification products increased approximately 5% primarily as a result of increased sales to petroleum oil and biodiesel processors in both foreign and domestic markets. Net sales of animal health and nutrition products were up approximately 4%, driven by increased sales in Latin America and a favorable product sales mix. Targeted marketing efforts for animal health products in Latin America resulted in significantly higher sales to both new and existing distributors. Lower sales of animal health products in North America and by our subsidiary in China partially offset the higher sales in Latin America. Our China subsidiary's results are further discussed in “Foreign Operations” below. Sales of our co-packaged cat litter declined approximately 8% due to reduced demand for coarse cat litters.

The Business to Business Products Group’s selling, general and administrative expenses in fiscal year 2018 were approximately 4% higher compared to fiscal year 2017 due primarily to increased expenditures to develop and improve our animal health products.

The Business to Business Products Group’s operating income in fiscal year 2018 was $35,120,000, an increase of $1,777,000 from operating income of $33,343,000 in fiscal year 2017. The improved income was primarily due to higher sales, which more than offset increased freight, packaging and non-fuel manufacturing costs. See further discussion of these costs in “Consolidated Results” above.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for fiscal year 2018 were $160,957,000, a decrease of $931,000, or 1%, from net sales of $161,888,000 in fiscal year 2017. Sales declined for our cat litter products and for our subsidiaries in Canada and the United Kingdom. Our foreign subsidiaries' results are discussed further in “Foreign Operations” below. Sales of our industrial absorbent and sports products decreased slightly from the prior year.

Total cat litter net sales were down approximately 1% compared to the prior year. Lower sales of branded litters were mostly offset by higher sales of private label litter. Branded litter sales were negatively impacted by the loss of a customer; however, significantly higher e-commerce sales lessened the branded litter decline. Sales of our private label lightweight scoopable litter grew, driven by new distribution and increased sales to current customers. Partially offsetting this increase was lower sales of private label coarse litter due to the loss of a customer.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were approximately 16% lower compared to fiscal year 2017. The decrease was driven by approximately $3,100,000 lower advertising expense. We plan to continue promoting our lightweight litter and we expect the advertising expense in fiscal year 2019 to be at similar levels as fiscal year 2018.

The Retail and Wholesale Products Group’s segment operating income for fiscal year 2018 was $6,975,000, an increase of $200,000, or 3%, from operating income of $6,775,000 in fiscal year 2017. The reduction in advertising costs, as discussed above, and the benefit of a favorable product sales mix outweighed higher freight, packaging and non-fuel manufacturing costs. See further discussion of these costs in “Consolidated Results” above.

FOREIGN SUBSIDIARIES
Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiaries in China and Mexico, which are included in the Business to Business Products Group. Net sales by our foreign subsidiaries during fiscal year 2018 were $11,842,000, a decrease of $693,000, or 6%, from net sales of $12,535,000 during fiscal year 2017. Net sales by our foreign subsidiaries represented 4% and 5% of our consolidated net sales during fiscal years 2018 and 2017, respectively. The decrease in net sales was driven by approximately 17% fewer tons of animal health and nutrition products sold by our subsidiary in China, primarily as the result of lower sales to the succeeding consolidated business after the merger of two customers.

For fiscal year 2018, our foreign subsidiaries reported a net loss of $9,000, compared to a net loss of $41,000 in fiscal year 2017. The net loss decreased due primarily to a favorable product sales mix for our subsidiaries in Canada and the United Kingdom, as well as a positive exchange rate impact upon conversion of our China subsidiary's financial statements from the Chinese Yuan to the U.S. Dollar.

Identifiable assets of our foreign subsidiaries as of July 31, 2018 were $9,321,000 compared to $8,028,000 as of July 31, 2017. The increase was due primarily to the addition of assets in fiscal year 2018 upon acquisition of an interest in our foreign subsidiary in Mexico.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; paying dividends; making pension contributions and business acquisitions. During fiscal year 2018, we primarily used cash generated from operations to fund these requirements. In addition, during fiscal year 2018 we borrowed under our revolving credit agreement with BMO Harris to make a voluntary contribution to our pension plan. This borrowing is described under "Other" below and the pension plan is discussed in Note 8 of the Notes to the Consolidated Financial Statements. Cash and cash equivalents totaled $12,757,000 and $9,095,000 as of July 31, 2018 and 2017, respectively. Short term investments were $7,124,000 and $23,576,000 as of July 31, 2018 and 2017, respectively.

The following table sets forth certain elements of our Consolidated Statements of Cash Flows for the fiscal year (in thousands):

	2018	2017
Net cash provided by operating activities	$10,612	$26,949
Net cash provided by (used in) investing activities	2,572	(28,044)
Net cash used in financing activities	(9,339)	(8,550)
Effect of exchange rate changes on cash and cash equivalents	(183)	111
Net increase (decrease) in cash and cash equivalents	$3,662	$(9,534)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for fiscal years 2018 and 2017 were as follows:

Deferred income taxes were $7,270,000 lower at fiscal year-end 2018 compared to fiscal year-end 2017, and were $2,408,000 lower at fiscal year-end 2017 compared to fiscal year-end 2016. During fiscal year 2018, an adjustment to reflect the lower U.S. federal corporate tax rate under the 2017 Tax Act resulted in reduced deferred taxes, particularly related to depreciation, deferred compensation and postretirement benefits. See Note 5 of the Notes to the Consolidated Financial Statements for further information about income taxes. A decrease in both the pension and postretirement benefits liability and the trade promotions and advertising expense accrual drove the lower deferred income taxes at fiscal year-end 2017 compared to fiscal year-end 2016.

Accounts receivable, less allowance for doubtful accounts and cash discounts, were $270,000 higher at fiscal year-end 2018 compared to fiscal year-end 2017, but were $2,344,000 higher at fiscal year-end 2017 compared to fiscal year-end 2016. Fluctuations in accounts receivable balances were impacted by the timing of both sales and collections, as well as the payment terms provided to various customers. In addition, sales in the fourth quarter of fiscal year 2017, particularly in the month of July, were higher than in the fourth quarter of fiscal year 2016.

Inventories were $225,000 lower at fiscal year-end 2018 compared to fiscal year-end 2017 due primarily to a higher reserve for discontinued, slow moving and unsaleable inventory. Inventories were $666,000 lower at fiscal year-end 2017 compared to fiscal year-end 2016 due primarily to lower fuel oil and purchased ingredients inventories, which were partially offset by a higher finished goods inventory. In fiscal 2017, we elected to reduce our fuel oil reserves held in tanks at our plants given our continued use of lower cost natural gas and to allow preventative maintenance to be performed. Furthermore, finished goods and purchased ingredient inventories vary from year to year due to anticipated sales requirements and the mix of products to be produced.

Prepaid expenses were $807,000 higher at fiscal year-end 2018 compared to fiscal year-end 2017 due primarily to increased prepaid income taxes, which was partially offset by lower prepaid advertising costs. Prepaid expenses were $1,248,000 higher at fiscal year-end 2017 compared to fiscal year-end 2016 due primarily to higher prepaid advertising costs.

Other assets were $134,000 lower at fiscal year-end 2018 compared to fiscal year-end 2017 due primarily to a reduction of prepaid long-term maintenance for computer hardware and software. Conversely, increased prepaid long-term maintenance for computer hardware and software resulted in a $694,000 increase in other assets at fiscal year-end 2017 compared to fiscal year-end 2016.

Accounts payable, including income taxes payable, were $2,436,000 lower at fiscal year-end 2018 compared to fiscal year-end 2017. Accounts payable were $2,423,000 higher at fiscal year-end 2017 compared to fiscal year-end 2016. Changes in trade accounts payable in all periods are subject to normal fluctuations in the timing of payments, the cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses were $771,000 higher at fiscal year-end 2018 compared to fiscal year-end 2017 due primarily to a higher accrued discretionary annual bonus, which was partially offset by lower accruals for trade promotions and advertising. Accrued expenses were $845,000 lower at fiscal year-end 2017 compared to fiscal year-end 2016 due primarily to a lower accruals for the annual bonus and for trade promotions and advertising. Furthermore, changes in other accrued expenses in all periods related to ongoing operations are also subject to normal fluctuations in the timing of payments.

Pension and other postretirement liabilities, net of the adjustment recorded in stockholders' equity, were $11,048,000 lower at fiscal year-end 2018 compared to fiscal year-end 2017, and were $209,000 higher at fiscal year-end 2017 compared to fiscal year-end 2016. The liability decrease in fiscal year 2018 was due primarily to an $11,500,000 voluntary contribution in excess of the minimum amount required. The liability increase in fiscal year 2017 was due to continued benefits accumulation, which were significantly offset by the benefits of both a higher discount rate and an updated mortality table used for the actuarial calculation of these obligations. See Note 8 of the Notes to the Consolidated Financial Statements for more information regarding our postretirement benefit plans.

Net cash provided by (used) in investing activities

Cash provided by investing activities was $2,572,000 in fiscal year 2018 and cash used in investing activities was$28,044,000 in fiscal year 2017. During fiscal years 2018, dispositions of short-term investments provided cash in excess of purchases by $16,581,000. The excess cash was used in part to fund the voluntary contribution to our pension plan. In fiscal year 2017, purchases of short-term investments exceeded dispositions by $13,345,000. Purchases and dispositions of investment securities in all periods are subject to variations in the timing of investment maturities and the operating cash needs of the Company.

Capital expenditures of $15,074,000 in fiscal year 2018 and of $14,763,000 in fiscal year 2017 included spending for the enterprise resource planning system implementation and related infrastructure improvements, as well as equipment additions and replacement at our manufacturing facilities.

In addition, $1,747,000 cash proceeds were received in fiscal year 2018 from the closing of a life insurance policy on a former key employee.

Net cash used in financing activities

Cash used in financing activities was $9,339,000 in fiscal year 2018 and $8,550,000 in fiscal year 2017. The primary uses of cash in all periods were for long-term debt and dividend payments.

Other

Total cash and investment balances held by our foreign subsidiaries as of July 31, 2018 and 2017 were $1,849,000, $1,509,000, respectively. See further discussion in the “Foreign Operations” section above.

We have a $25,000,000 unsecured revolving credit agreement with BMO Harris which expires on December 4, 2019. The agreement also provides for a maximum of $5,000,000 for foreign letters of credit. Under the agreement we may select a variable rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of July 31, 2018, the variable rates would have been 5.00% for BMO Harris’ prime-based rate or 3.34% for LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2018 and 2017, we were in compliance with its covenants. As of July 31, 2018 and 2017, there were no outstanding borrowings under this credit agreement; however, there was a total of $1,236,000 allocated for guarantees required by one of our insurance policies and by a state environmental regulation.

We borrowed $6,000,000 at a weighted average interest rate of 2.96% under the credit agreement with BMO Harris during the third quarter of fiscal 2018. We repaid this borrowing in the fourth quarter of fiscal 2018. The proceeds from the borrowing were used to partially fund the voluntary contribution to our pension plan. There were no other borrowings during either fiscal year 2018 or 2017.

See Note 3 of the Notes to the Consolidated Financial Statements for information about our outstanding notes payable.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. We spent approximately $3,100,000 less for advertising in fiscal year 2018 compared to fiscal year 2017 due to lower expenditures to promote our lightweight cat litter. We plan to continue promoting our lightweight products and we expect advertising expense in fiscal year 2019 to be similar to fiscal year 2018. We also anticipate that our capital expenditures in fiscal year 2019 will be higher than in fiscal year 2018 due primarily to planned spending at our manufacturing facilities. We do not anticipate that these increased expenditures will dramatically impact our cash position; however, our cash requirements are subject to change as business conditions warrant and opportunities arise. We continually evaluate our liquidity position and anticipated cash needs, as well as the financing options available to obtain additional cash reserves. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the current credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities. As of July 31, 2018 we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

We recorded valuation allowances of $789,000 and $793,000 for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards as of July 31, 2018 and 2017, respectively, because we believe it is unlikely we will realize the benefit of these tax attributes in the future.

In addition to valuation allowances, we may provide for uncertain tax positions when such tax positions do not meet certain recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. We did not record a liability for unrecognized tax benefits at either July 31, 2018 or 2017. See Note 5 of the Notes to the Consolidated Financial Statements for further discussion.

Trade Promotions. We routinely commit to one-time or ongoing trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience of trade spending patterns and that of the industry, current trends and forecasted data. While we believe our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations. We have accrued liabilities at the end of each period for the estimated trade spending programs. We recorded liabilities of approximately $1,024,000 and $1,495,000 for trade promotions as of July 31, 2018 and 2017, respectively.

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

The discount rate is the rate assumed to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the pension benefits when due. The discount rate is subject to change each year. We refer to an applicable index and the expected duration of the benefit payments to select a discount rate at which we believe the benefits could be effectively settled. The discount rate was the single equivalent rate that would yield the same present value as the plan’s expected cash flows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve used in both fiscal years 2018 and 2017 was the FTSE Pension Discount Curve (formally called the Citi Pension Discount Curve.) Our determination of pension expense or income is based on a market-related valuation of plan assets, which is the fair market value. Our expected rate of return on plan assets is determined based on asset allocations and historical experience. The expected long-term rate of inflation and risk premiums for the various asset categories are based on general historical returns and inflation rates. The target allocation of assets is used to develop a composite rate of return assumption. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

Trade Receivables. We recognize trade receivables when the risk of loss and title pass to the customer. We record an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk and analysis of facts and circumstances about specific accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We believe our allowance for doubtful accounts is reasonable; however, the unanticipated default by a customer with a material trade receivable could occur. We also record an estimated allowance for cash discounts offered in our payment terms to some customers. We recorded a total allowance for doubtful accounts and cash discounts of $817,000 and $748,000 as of July 31, 2018 and 2017, respectively.

Revenue Recognition. We recognize revenue when risk of loss and title are transferred under the terms of our sales agreements with customers at a fixed and determinable price and collection of payment is probable. Taxes collected from customers and remitted to governmental authorities are excluded from net sales. Sales returns and allowances are not material.

Inventories. We value inventories at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory to determine if a reserve adjustment is necessary, giving consideration to obsolescence, inventory levels, product deterioration and other factors. The review also surveys all of our operating facilities and sales divisions to give consideration to historic and new market trends. The inventory reserve values as of July 31, 2018 and 2017 were $1,136,000 and $619,000, respectively.

Reclamation. During the normal course of our mining process we remove overburden and perform on-going reclamation activities. As overburden is removed from a mine site, it is hauled to a previously mined site and used to refill older sites. This process allows us to continuously reclaim older mine sites and dispose of overburden simultaneously, therefore minimizing the costs associated with the reclamation process. On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. As of July 31, 2018 and 2017, we have recorded an estimated net reclamation asset of $718,000 and $754,000, respectively, and a corresponding estimated reclamation liability of $2,000,000 as of July 31, 2018 and $1,878,000 as of July 31, 2017. These values represent the discounted present value of the estimated future mining reclamation costs at the production plants. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge over the estimated useful lives of the mines.

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

Impairment of goodwill, trademarks and other intangible assets. We review carrying values of goodwill, trademarks and other indefinite-lived intangible assets periodically for possible impairment in accordance ASC 350, Intangibles – Goodwill and Other. Our impairment review requires significant judgment with respect to factors such as volume, revenue and expenses. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the fourth quarter of the fiscal year and may be re-performed during the year when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. Our impairment analysis performed in the fourth quarters of both fiscal years 2018 and 2017 did not indicate any impairment. We continue to monitor events, circumstances or changes in the business that might imply a reduction in value which could lead to an impairment.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In the first quarter of fiscal year 2018, we adopted the Financial Accounting Standards Board (“FASB”) guidance under Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation, that simplified several aspects of the accounting for share-based payment transactions, including accounting for income taxes and classification of excess tax benefits in the statement of cash flows. As a result of implementing this guidance, we recognized $175,000 of excess tax benefits as a reduction of income tax expense for fiscal year 2018, rather than in Stockholders' Equity on the Consolidated Balance Sheets, and is classified in operating activities on the Consolidated Statements of Cash Flows. These changes have been applied prospectively in accordance with the guidance and prior period presentations have not been adjusted. The adoption resulted in approximately a 1% benefit to our effective tax rate for fiscal year 2018. In addition, we excluded the excess tax benefits from the assumed proceeds available to repurchase shares under the treasury stock method for the computation of diluted earnings per share. This change did not have a material impact on our diluted earnings per share for fiscal year 2018. The guidance allows for a policy election to either use estimated forfeitures or account for them as they occur to determine the amount of compensation cost to be recognized each period. We have elected to continue to account for forfeitures on an estimated basis. No other material changes resulted from the adoption of this standard.

In the first quarter of fiscal year 2018, we adopted the FASB guidance under ASC 740, Balance Sheet Classification of Deferred Taxes, which required deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. Prior periods presented were also restated. We reclassified $2,787,000 from Total Current Assets to Total Other Assets on the Consolidated Balance Sheets as of July 31, 2017.

In the first quarter of fiscal year 2018, we adopted the FASB guidance under ASC 330, Simplifying the Measurement of Inventory. The new guidance required inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In the third quarter of fiscal year 2018, we early adopted the FASB guidance under ASC 220, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Current U.S. GAAP requires deferred tax liabilities and assets to be adjusted for a change in tax laws or rates with the effect included in income from continuing operations, even when the deferred taxes being remeasured were established through other comprehensive income. As a result, a disproportionate tax effect may remain in accumulated other comprehensive income. The new guidance under ASC 220 provided an option to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects that resulted from the 2017 Tax Act, which was enacted on December 22, 2017. Upon adoption of the guidance, we reclassified $2,264,000 from accumulated other comprehensive income to retained earnings on the unaudited Consolidated Balance Sheets. See Notes 6 and 5 of the Notes to the Consolidated Financial Statements for further information about our accumulated other comprehensive income and about the impact of the 2017 Tax Act, respectively.

Recently Issued Accounting Standards

In May 2014, the FASB issued guidance under ASC 606, Revenue from Contracts with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance was subsequently amended several times to further clarify the principles for recognizing revenue. The guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. Oil-Dri's revenue is generated from the sale of finished goods to customers. Those sales predominantly contain a single delivery obligation. Under Oil-Dri's current accounting policy, revenue is recognized at a single point in time when ownership, risks and rewards transfer. We are in the process of finalizing our assessment and documentation of our evaluation of the new standard. Based on our evaluation process completed to date and review of our contracts with customers, the timing and amount of revenue recognized under the new guidance is not significantly changed from our revenue recognition under previous guidance. We plan to adopt the standard at the beginning of our first quarter of fiscal year 2019 using the modified retrospective implementation method, and we will expand our financial statement disclosures as required. The adoption of this new guidance is not expected to have a material impact on our results operations, cash flows or financial position.

In January 2016, the FASB issued guidance under ASC 825, Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance is effective for our first quarter of fiscal year 2019. The provisions relevant to us relate to fair value disclosures for our notes payable, which are measured at amortized cost on the balance sheet. These provisions require the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, as well as eliminate the requirement to disclose the method and significant assumptions used to estimate the fair value in such disclosure. This guidance impacts disclosures only and will not have a material impact on our Consolidated Financial Statements.
In March 2017, the FASB issued guidance under ASC 715, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires presenting the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. This standard also requires that other components of the net periodic benefit cost be presented separately from the line item(s) that includes service costs and outside of any subtotal of operating income, if one is presented, on a retrospective basis. Additionally, the new guidance limits the components that are eligible for capitalization in assets to only the service cost component. The new guidance is effective for our first quarter of fiscal year 2019. Upon adoption of this guidance, we will separately present the components of net periodic benefit cost or income related to our pension plan and postretirement health plan, excluding the service cost component, in non-operating expenses on a retrospective basis. See Note 8 of the Notes to the Consolidated Financial Satements for further information about our pension and postretirement health plans.

A summary of all recently issued accounting standards is contained in Note 1 of Notes to the Consolidated Financial Statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information under this item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS

	July 31,
	2018	2017
ASSETS	(in thousands)
Current Assets
Cash and cash equivalents	$12,757	$9,095
Short-term investments	7,124	23,576
Accounts receivable, less allowance of $817 and $748 in 2018 and 2017, respectively	33,602	32,750
Inventories	22,521	22,615
Prepaid repairs expense	4,111	3,890
Prepaid expenses and other assets	2,899	2,304
Total Current Assets (1)	83,014	94,230
Property, Plant and Equipment
Buildings and leasehold improvements	38,534	37,284
Machinery and equipment	141,530	136,900
Office furniture and equipment	11,089	10,356
Vehicles	14,151	13,615
Gross depreciable assets	205,304	198,155
Less accumulated depreciation and amortization	(149,385)	(140,411)
Net depreciable assets	55,919	57,744
Construction in progress	13,985	9,649
Land and mineral rights	16,802	16,640
Total Property, Plant and Equipment, Net	86,706	84,033
Other Assets
Goodwill	9,262	9,034
Trademarks and patents, net of accumulated amortization of $267 and $238 in 2018 and 2017, respectively	1,220	1,223
Customer list, net of accumulated amortization of $5,540 and $4,601 in 2018 and 2017, respectively	2,245	3,184
Deferred income taxes	7,349	14,396
Other	4,886	6,475
Total Other Assets (1)	24,962	34,312
Total Assets	$194,682	$212,575

(1) Prior year amounts have been retrospectively adjusted to conform to the current year presentation of deferred income taxes required by new guidance under ASC 740, Balance Sheet Classification of Deferred Taxes. See Note 1 of the Notes to the Consolidated Financial Statements for details.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS
(continued)

	July 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS’ EQUITY	(in thousands)
Current Liabilities
Current maturities of notes payable	$3,083	$3,083
Accounts payable	6,543	9,594
Dividends payable	1,627	1,553
Accrued expenses
Salaries, wages and commissions	8,974	7,917
Trade promotions and advertising	1,280	2,253
Freight	1,767	1,606
Other	7,675	6,948
Total Current Liabilities	30,949	32,954
Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $60 and $89 in 2018 and 2017, respectively	6,107	9,161
Deferred compensation	6,100	11,537
Pension and postretirement benefits	15,906	29,161
Other	3,735	3,725
Total Noncurrent Liabilities	31,848	53,584
Total Liabilities	62,797	86,538

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,086,849 shares in 2018 and 8,015,166 shares in 2017	809	802
Class B Stock, convertible, par value $.10 per share, issued 2,468,979 shares in 2018 and 2,513,512 shares in 2017	247	251
Additional paid-in capital	38,473	36,242
Retained earnings	158,935	154,735
Noncontrolling interest	(18)	—
Accumulated Other Comprehensive Loss
Pension and postretirement benefits	(10,384)	(10,327)
Cumulative translation adjustment	(231)	35
Total Accumulated Other Comprehensive Loss	(10,615)	(10,292)
Less treasury stock, at cost (2,914,092 Common and 324,741 Class B shares in 2018 and 2,907,370 Common and 324,741 Class B shares in 2017)	(55,946)	(55,701)
Total Stockholders’ Equity	131,885	126,037

Total Liabilities and Stockholders’ Equity	$194,682	$212,575

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2018	2017
	(in thousands, except for per share data)

Net Sales	$266,000	$262,307
Cost of Sales	(193,998)	(188,595)
Gross Profit	72,002	73,712
Selling, General and Administrative Expenses	(57,332)	(58,482)
Income from Operations	14,670	15,230
Other Income (Expense)
Interest income	259	95
Interest expense	(676)	(888)
Foreign exchange loss	—	(184)
Other, net	613	292
Total Other Income (Expense), Net	196	(685)
Income Before Income Taxes	14,866	14,545
Income Tax Expense	(6,644)	(3,753)
Net Income	$8,222	$10,792
Net Loss Attributable to Noncontrolling Interest	(18)	—
Net Income Attributable to Oil-Dri	8,240	10,792

Net Income Per Share
Basic Common	$1.22	$1.60
Basic Class B Common	$0.91	$1.20
Diluted Common	$1.11	$1.47

Average Shares Outstanding
Basic Common	5,036	5,017
Basic Class B Common	2,097	2,083
Diluted Common	7,222	7,158

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended July 31,
	2018	2017
	(in thousands)

Net Income Attributable to Oil-Dri	$8,240	$10,792

Other Comprehensive Income (Loss):
Pension and postretirement benefits (net of tax)	2,207	3,540
Cumulative translation adjustment	(266)	190
Other Comprehensive Income	1,941	3,730
Comprehensive Income	$10,181	$14,522

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares		(in thousands)
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, July 31, 2016	10,497,978	(3,237,694)	$1,050	$34,294	$149,945	$(55,716)	$(14,022)	$—	$115,551
Net income			—	—	10,792	—	—	—	10,792
Other comprehensive income			—	—	—	—	3,730	—	3,730
Dividends declared			—	—	(6,002)	—	—	—	(6,002)
Purchases of treasury stock		(3,917)	—	—	—	(135)	—	—	(135)
Net issuance of stock under long-term incentive plans	30,700	9,500	3	17	—	150	—	—	170
Share-based compensation			—	424	—	—	—	—	424
Amortization of restricted stock			—	1,507	—	—	—	—	1,507
Balance, July 31, 2017	10,528,678	(3,232,111)	$1,053	$36,242	$154,735	$(55,701)	$(10,292)	$—	$126,037
Net income			—	—	8,240	—	—	(18)	8,222
Other comprehensive income			—	—	—	—	1,941	—	1,941
Reclassification upon adoption of accounting standard (see Note 1)			—	—	2,264	—	(2,264)	—	—
Dividends declared			—	—	(6,304)	—	—	—	(6,304)
Purchases of treasury stock		(622)	—	—	—	(27)	—	—	(27)
Net issuance of stock under long-term incentive plans	27,150	(6,100)	3	456	—	(218)	—	—	241
Amortization of restricted stock			—	1,775	—	—	—	—	1,775
Balance, July 31, 2018	10,555,828	(3,238,833)	$1,056	$38,473	$158,935	$(55,946)	$(10,615)	$(18)	$131,885

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended July 31,
	2018	2017
	(in thousands)
Cash Flows from Operating Activities
Net income	$8,222	$10,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,756	12,772
Amortization of investment discounts	(129)	(47)
Non-cash stock compensation expense	1,600	1,507
Excess tax benefits for share-based payments	—	(424)
Deferred income taxes	7,270	2,408
Provision for bad debts and cash discounts	252	(13)
Loss on the sale of property, plant and equipment	84	326
Life insurance benefits	(340)	—
(Increase) decrease in:
Accounts receivable	(522)	(2,331)
Inventories	225	666
Prepaid expenses	(807)	(1,248)
Other assets	134	(694)
Increase (decrease) in:
Accounts payable	(2,436)	2,423
Accrued expenses	771	(845)
Deferred compensation	(5,437)	1,033
Pension and postretirement benefits	(11,048)	209
Other liabilities	17	415
Total Adjustments	2,390	16,157
Net Cash Provided by Operating Activities	10,612	26,949
Cash Flows from Investing Activities
Capital expenditures	(15,074)	(14,763)
Proceeds from sale of property, plant and equipment	48	64
Acquisition of business	(730)	—
Purchases of short-term investments	(35,911)	(47,531)
Dispositions of short-term investments	52,492	34,186
Proceeds from life insurance	1,747	—
Net Cash Provided by (Used in) Investing Activities	2,572	(28,044)
Cash Flows from Financing Activities
Principal payments on notes payable	(3,083)	(3,083)
Dividends paid	(6,230)	(5,926)
Purchase of treasury stock	(26)	(135)
Proceeds from issuance of Common Stock	—	170
Excess tax benefits for share-based payments	—	424
Net Cash Used in Financing Activities	(9,339)	(8,550)
Effect of exchange rate changes on cash and cash equivalents	(183)	111
Net Increase (Decrease) in Cash and Cash Equivalents	3,662	(9,534)
Cash and Cash Equivalents, Beginning of Year	9,095	18,629
Cash and Cash Equivalents, End of Year	$12,757	$9,095

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year-Ended July 31,
	2018	2017
	(in thousands)
Supplemental disclosure:
Cash paid for:
Interest, net of amounts capitalized	$282	$484
Income taxes	$1,994	$3,176
Noncash investing and financing activities:
Capital expenditures accrued, but not paid	$997	$1,557
Cash dividends declared and accrued, but not paid	$1,627	$1,553

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

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments with maturities of three months or less.

SHORT-TERM INVESTMENTS

The table below shows the composition of short-term investments as of July 31 (in thousands):

	2018	2017
U.S. Treasury securities	$3,992	$13,976
Certificates of deposit	3,132	9,600
Short-term investments	$7,124	$23,576

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

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We performed a detailed review of our inventory items to determine if an obsolescence reserve adjustment was necessary. The review surveyed all of our operating facilities and sales groups to ensure that both historical issues and new market trends were considered. The obsolescence reserve not only considered specific items, but also took into consideration the overall value of the inventory as of the balance sheet date. We recorded inventory obsolescence reserves of approximately $1,136,000 and $619,000 as of July 31, 2018 and 2017, respectively. The reserve increased due to higher levels of discontinued, slow moving and unsaleable inventory.

The composition of inventories was as follows as of July 31 (in thousands):

	2018	2017
Finished goods	$14,223	$14,704
Packaging	5,349	4,988
Other	2,949	2,923
Inventories	$22,521	$22,615

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated to U.S. Dollars at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

INTANGIBLES AND GOODWILL

We amortize most of our intangibles on a straight-line basis over periods ranging from 10 to 20 years. Our customer list intangible asset is amortized at an accelerated amortization rate in the earlier years to reflect the expected pattern of decline in the related benefits over time. Intangible amortization was $1,017,000 in fiscal year 2018 and $1,228,000 in fiscal year 2017. We have some intangible assets that were determined to have indefinite lives and are not amortized, specifically one acquired trademark recorded at $376,000.

Our estimated intangible amortization expense for the next five fiscal years is as follows (in thousands):

2019	$832
2020	$663
2021	$479
2022	$330
2023	$197

The weighted average amortization period of our intangibles subject to amortization is as follows (in years):

Weighted Average Amortization Period
Trademarks and patents	15.9
Debt issuance costs	2.1
Customer list	5.3
Total intangible assets subject to amortization	6.8

We periodically review indefinite-lived intangibles and goodwill to assess for impairment. Our review is based on cash flow considerations and other approaches that require significant judgment with respect to volume, revenue, expenses and allocations. Impairment occurs when the carrying value exceeds the fair value. Much of our goodwill cannot be specifically assigned to one of our operating segments because of the shared nature of our production facilities; however, for purposes of our most recent impairment analysis we estimated the goodwill allocation and assigned $5,381,000 to the Retail and Wholesale Products Group and $3,881,000 to the Business to Business Products Group.

We performed our annual impairment testing in the fourth quarter of fiscal years 2018 and 2017. We will continue to consider the need to re-perform impairment testing throughout the year when circumstances such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. There was no impairment required based on our analysis for fiscal years 2018 or 2017.

OVERBURDEN REMOVAL AND MINING COSTS

We mine sorbent materials on property that we either own or lease as part of our overall operations. A significant part of our overall mining cost is incurred during the process of removing the overburden from the mine site, thus exposing the sorbent material used in a majority of our production processes. These stripping costs are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred. Stripping costs included in cost of sales were approximately $2,849,000 and $2,936,000 for fiscal years 2018 and 2017, respectively. We defer and amortize the pre-production overburden removal costs associated with opening a new mine. No pre-production overburden removal costs were deferred in the last two fiscal years.

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral rights, including legal fees and drilling expenses, are also capitalized. The amount of land and mineral rights included in land on the Consolidated Balance Sheets were approximately $13,615,000 and $2,165,000, respectively, as of July 31, 2018, and were $13,453,000 and $2,165,000, respectively, as of July 31, 2017. Pre-production development costs on new mines and any prepaid royalties that may be offset against future royalties due upon extraction of the mineral are also capitalized. No material capitalized pre-production development costs were recorded in fiscal years 2018 and 2017. Prepaid royalties included in current prepaid expenses and in non-current other assets on the Consolidated Balance Sheets were approximately $1,167,000 and $1,122,000 as of July 31, 2018 and 2017, respectively.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are generally depreciated using the straight-line method over their estimated useful lives which are listed below. Depreciation expense was $11,739,000 and $11,544,000 in fiscal years 2018 and 2017, respectively. Major improvements and betterments are capitalized, while maintenance and repairs that do not extend the useful life of the applicable assets are expensed as incurred. Interest expense may also be capitalized for assets that require a period of time to get them ready for their intended use. Capitalized interest was $176,000 and $80,000 in fiscal years 2018 and 2017, respectively.

	Years
Buildings and leasehold improvements	3	-	39
Machinery and equipment
Packaging	2	-	20
Processing	2	-	25
Mining and other	3	-	15
Office furniture and equipment	2	-	12
Vehicles	3	-	15

Property, plant and equipment are carried at cost on the Consolidated Balance Sheets and are reviewed for possible impairment on an annual basis or when circumstances indicate impairment that an asset may become impaired. We take into consideration idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. No impairment was recorded in either fiscal year 2018 or 2017.

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

ADVERTISING

Advertising costs for the development of printed materials, television commercials, web-based digital banners, web-based social media and sales videos are deferred and expensed upon the first use of the materials, unless such amounts are immaterial. Costs paid for communicating advertising over a period of time, such as television air time, radio commercials and print media advertising space, are deferred and expensed on a pro-rata basis. All other advertising costs, including participation in industry conventions and shows and market research, are expensed when incurred. All advertising costs are part of selling, general and administrative expenses. Advertising expenses were approximately $10,551,000 and $13,751,000 in fiscal years 2018 and 2017, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents, short-term investments and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2018 and 2017. Short-term investments were certificates of deposits and treasury securities. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost on the Consolidated Balance Sheets, which approximated fair value. See Note 4 of the Notes to the Consolidated Financial Statements for additional information regarding the fair value of our financial instruments, including notes payable.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of sales and were approximately $42,542,000 and $39,226,000 for fiscal years 2018 and 2017, respectively.

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

RESEARCH AND DEVELOPMENT

Research and development costs of approximately $3,430,000 and $3,215,000 were charged to expense as incurred for fiscal years 2018 and 2017, respectively, and are recorded in selling, general and administrative expenses.

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

In addition to existing valuation allowances, we provide for uncertain tax positions, if necessary, when such tax positions do not meet the recognition thresholds or measurement standards prescribed by ASC 740, Income Taxes. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. We recognize interest and penalties accrued related to uncertain tax positions in income tax expense.

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

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In the first quarter of fiscal year 2018, we adopted the FASB guidance under ASC 718, Compensation-Stock Compensation, that simplified several aspects of the accounting for share-based payment transactions, including accounting for income taxes and classification of excess tax benefits in the statement of cash flows. As a result of implementing this guidance, we recognized $175,000 of excess tax benefits as a reduction of income tax expense for fiscal year 2018, rather than in Stockholders' Equity on the Consolidated Balance Sheets, and is classified in operating activities on the Consolidated Statements of Cash Flows. These changes have been applied prospectively in accordance with the guidance and prior period presentations have not been adjusted. The adoption resulted in approximately a 1% benefit to our effective tax rate for fiscal year 2018. In addition, we excluded the excess tax benefits from the assumed proceeds available to repurchase shares under the treasury stock method for the computation of diluted earnings per share. This change did not have a material impact on our diluted earnings per share for fiscal year 2018. The guidance allows for a policy election to either use estimated forfeitures or account for them as they occur to determine the amount of compensation cost to be recognized each period. We have elected to continue to account for forfeitures on an estimated basis. No other material changes resulted from the adoption of this standard.

In the first quarter of fiscal year 2018, we adopted the FASB guidance under ASC 740, Balance Sheet Classification of Deferred Taxes, which required deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. Prior periods presented were also restated. We reclassified $2,787,000 from Total Current Assets to Total Other Assets on the Consolidated Balance Sheets as of July 31, 2017.

In the first quarter of fiscal year 2018, we adopted the FASB guidance under ASC 330, Simplifying the Measurement of Inventory. The new guidance required inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In the third quarter of fiscal year 2018, we early adopted the FASB guidance under ASC 220, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Current U.S. GAAP requires deferred tax liabilities and assets to be adjusted for a change in tax laws or rates with the effect included in income from continuing operations, even when the deferred taxes being remeasured were established through other comprehensive income. As a result, a disproportionate tax effect may remain in accumulated other comprehensive income. The new guidance under ASC 220 provided an option to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects that resulted from the 2017 Tax Act, which was enacted on December 22, 2017. Upon adoption of the guidance, we reclassified $2,264,000 from accumulated other comprehensive income to retained earnings on the Consolidated Balance Sheets. See Notes 6 and 5 of the Notes to the Consolidated Financial Statements for further information about our accumulated other comprehensive income and about the impact of the 2017 Tax Act, respectively.

Recently Issued Accounting Standards

In May 2014, the FASB issued guidance under ASC 606, Revenue from Contracts with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance was subsequently amended several times to further clarify the principles for recognizing revenue. The guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. Oil-Dri's revenue is generated from the sale of finished goods to customers. Those sales predominantly contain a single delivery obligation. Under Oil-Dri's current accounting policy, revenue is recognized at a single point in time when ownership, risks and rewards transfer. We are in the process of finalizing our assessment and documentation of our evaluation of the new standard. Based on our evaluation process completed to date and review of our contracts with customers, the timing and amount of revenue recognized under the new guidance is not significantly changed from our revenue recognition under previous guidance. We plan to adopt the standard at the beginning of our first quarter of fiscal year 2019 using the modified retrospective implementation method, and we will expand our financial statement disclosures as required. The adoption of this new guidance is not expected to have a material impact on our results operations, cash flows or financial position.

In January 2016, the FASB issued guidance under ASC 825, Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance is effective for our first quarter of fiscal year 2019. The provisions relevant to us relate to fair value disclosures for our notes payable, which are measured at amortized cost on the balance sheet. These provisions require the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, as well as eliminate the requirement to disclose the method and significant assumptions used to estimate the fair value in such disclosure. This guidance impacts disclosures only and will not have a material impact on our Consolidated Financial Statements.
In March 2017, the FASB issued guidance under ASC 715, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires presenting the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. This standard also requires that other components of the net periodic benefit cost be presented separately from the line item(s) that includes service costs and outside of any subtotal of operating income, if one is presented, on a retrospective basis. Additionally, the new guidance limits the components that are eligible for capitalization in assets to only the service cost component. The new guidance is effective for our first quarter of fiscal year 2019. Upon adoption of this guidance, we will separately present the components of net periodic benefit cost or income related to our pension plan and postretirement health plan, excluding the service cost component, in non-operating expenses on a retrospective basis. See Note 8 of the Notes to the Consolidated Financial Statements for further information about our pension and postretirement health plans.

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

			July 31,
			Assets
			2018	2017
			(in thousands)
Business to Business Products			$65,143	$65,337
Retail and Wholesale Products			89,623	90,508
Unallocated assets (1)			39,916	56,730
Total Assets			$194,682	$212,575

	Year Ended July 31,
	Net Sales		Income
	2018	2017	2018	2017
	(in thousands)
Business to Business Products	$105,043	$100,419	$35,120	$33,343
Retail and Wholesale Products	160,957	161,888	6,975	6,775
Net Sales	$266,000	$262,307
Corporate Expenses			(27,425)	(24,888)
Income from Operations			14,670	15,230
Total Other Income (Expense), Net			196	(685)
Income Before Income Taxes			14,866	14,545
Income Tax Expense			(6,644)	(3,753)
Net Income			$8,222	$10,792
Net Loss Attributable to Noncontrolling Interest			$(18)	$—
Net Income Attributable to Oil-Dri			$8,240	$10,792

The following is a summary by fiscal year of financial information by geographic region (in thousands):

	2018	2017
Sales to unaffiliated customers by:
Domestic operations	$254,158	$249,772
Foreign subsidiaries	$11,842	$12,535
Sales or transfers between geographic areas:
Domestic operations	$5,570	$5,842
Income before income taxes:
Domestic operations	$14,742	$14,524
Foreign subsidiaries	$124	$21
Net Income (Loss) attributable to Oil-Dri:
Domestic operations	$8,249	$10,833
Foreign subsidiaries	$(9)	$(41)
Identifiable assets:
Domestic operations (1)	$185,361	$204,547
Foreign subsidiaries	$9,321	$8,028
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

Sales to Walmart, our largest customer, are included in our Retail and Wholesale Products Group. The percentage of consolidated net sales and net accounts receivable attributed to Walmart are shown in the table below:

	2018	2017
Net sales for the years ended July 31	18%	20%
Net accounts receivable as of July 31	26%	28%

There are no other customers with sales equal to or greater than 10% of our total sales.

NOTE 3 – DEBT

The composition of notes payable is as follows as of July 31 (in thousands):

	2018	2017
Senior notes payable in annual principal installments on August 1: $3,083 in each fiscal year 2019 through 2021. Interest is payable semiannually at an annual rate of 3.96%	$9,250	$12,333
Less current maturities of notes payable	(3,083)	(3,083)
Less unamortized debt issuance costs	$(60)	$(89)
Noncurrent notes payable	$6,107	$9,161

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

On December 4, 2014, we signed a fourth amendment to our credit agreement with BMO Harris, to extend the term to December 4, 2019. The new agreement provides for a $25,000,000 unsecured revolving credit agreement, including a maximum of $5,000,000 for foreign letters of credit. The remaining terms are substantially unchanged from our previous agreement with BMO Harris, including the provision that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of July 31, 2018, the variable rates would have been 5.00% for the BMO Harris’ prime-based rate or 3.34% for the LIBOR-

based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio, a minimum consolidated net worth and a minimum consolidated debt ratio. We borrowed $6,000,000 at a weighted average interest rate of 2.96% under the credit agreement during the third quarter of fiscal year 2018. The amount borrowed was repaid in the fourth quarter of fiscal year 2018. The proceeds from the borrowing were used to make a voluntary contribution to our pension plan. As of July 31, 2018 and 2017, there were no outstanding borrowings under this credit agreement; however, there was a total of $1,236,000 allocated for guarantees required by one of our insurance policies and by a state environmental regulation.

Our debt agreements also contain provisions such that if we default on one debt agreement, the others will automatically default. If we default on any guaranteed debt with a balance greater than $1,000,000, our unsecured revolving credit agreement with BMO Harris will be considered in default. If we default on any debt with a balance greater than $5,000,000 we will also be considered in default with the senior promissory notes. We were in compliance with all restrictive covenants and limitations as of July 31, 2018.

The following is a schedule by fiscal year of future principal maturities of notes payable as of July 31, 2018 (in thousands):

2019	$3,083
2020	3,083
2021	3,084
$9,250

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

Cash equivalents are classified as Level 1 of the fair value hierarchy because they were valued using quoted market prices in active markets. Cash equivalents were $9,920,000 and $3,814,000 as of July 31, 2018 and 2017, respectively. These cash instruments are primarily money market funds and are included in cash and cash equivalents on the Consolidated Balance Sheets.

Short-term investments on the Consolidated Balance Sheets include certificates of deposit and treasury securities. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost on the Consolidated Balance Sheets, which approximated fair value as of July 31, 2018 and 2017. These balances are excluded from the above table.

Accounts receivable and accounts payable balances on the Consolidated Balance Sheets approximate their fair values as of July 31, 2018 and 2017 due to the short maturity and nature of those balances; therefore, these balances are excluded from the above table.

Notes payable on the Consolidated Balance Sheets are carried at the face amount of future maturities and are excluded from the above table. The estimated fair value of notes payable was approximately $9,553,000 as of July 31, 2018 and $13,001,000 as of July 31, 2017. Our debt does not trade on a daily basis in an active market, therefore the fair value of notes payable was estimated based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

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

NOTE 5 – INCOME TAXES

The provision for income tax expense by fiscal year consists of the following (in thousands):

	2018	2017
Current
Federal	$4,490	$2,715
Foreign	57	23
State	149	577
Current Income Tax Total	4,696	3,315
Deferred
Federal	1,491	335
Foreign	94	40
State	363	63
Deferred Income Tax Total	1,948	438
Total Income Tax Expense	$6,644	$3,753

On December 22, 2017, the U.S. government enacted the the 2017 Tax Act. The 2017 Tax Act included a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate and acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes, including repeal of the domestic manufacturing deduction and capitalization of research and development expenditures. The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0% for all corporations effective January 1, 2018. For fiscal year companies, the change in law requires the application of a blended rate for each quarter of the fiscal year of enactment. We applied a blended tax rate of 26.9% for fiscal year 2018. For fiscal years thereafter, the applicable statutory rate is 21.0%. In addition, during fiscal year 2018 the change in the U.S. corporate income tax rate caused us to adjust our U.S. net deferred tax assets to the reduced U.S. federal corporate tax rate and to record a provisional charge as a discrete item in the provision for income taxes. This transitional impact resulted in a provisional net charge of $3,996,000 in fiscal year 2018.

The guidance established a one-year measurement period (through December 22, 2018) where provisional amounts could be subject to adjustment. We are continuing to analyze the impact of the 2017 Tax Act. As such, our financial results reflect reasonable estimates of items for which the income tax effects of the 2017 Tax Act have not been completed as of July 31, 2018. Adjustments to the provisional charges will be recorded as discrete items in the provision for income taxes in the period in when those adjustments become reasonably estimable and/or the accounting is complete.

The 2017 Tax Act also included a one-time transition tax on cumulative unrepatriated foreign earnings. Based on information available, we estimated our unrepatriated foreign earnings represent a cumulative loss and therefore no additional income tax expense was recorded related to this provision.

Principal reasons for variations between the statutory federal rate and the effective rates by fiscal year were as follows:

	2018	2017
U.S. federal income tax rate	26.9%	35.0%
Depletion deductions allowed for mining	(10.1)	(12.8)
State income tax expense, net of federal tax expense	2.5	2.9
Difference in effective tax rate of foreign subsidiaries	0.1	—
Prior year income taxes	0.2	2.4
Change in federal tax rate applied to deferred tax assets and liabilities	26.8	—
Deduction for domestic production activities	(1.4)	(1.4)
Other	(0.3)	(0.3)
Effective income tax rate	44.7%	25.8%

The Consolidated Balance Sheets included the following tax effects of cumulative temporary differences as of July 31 (in thousands):

`

	2018		2017
	Assets	Liabilities	Assets	Liabilities
Depreciation	$—	$3,284	$—	$5,888
Deferred compensation	2,057	—	5,018	—
Postretirement benefits	4,164	—	10,419	—
Allowance for doubtful accounts	118	—	163	—
Deferred marketing expenses	—	13	—	508
Other assets	374	—	427	—
Accrued expenses	2,131	—	2,930	—
Tax credits	683	—	926	—
Amortization	200	—	301	—
Inventories	570	—	251	—
Depletion	—	293	—	464
Stock-based compensation	367	—	343	—
Reclamation	309	—	418	—
Other assets – foreign	755	—	853	—
Valuation allowance	(789)	—	(793)	—
Total deferred taxes	$10,939	$3,590	$21,256	$6,860

The adjustment to reflect the reduced U.S. federal corporate tax rate under the 2017 Tax Act impacted the deferred tax amounts in the table above, particularly deferred taxes for depreciation, deferred compensation and postretirement benefits. Deferred taxes for postretirement benefits were also affected by a voluntary contribution that significantly reduced our pension liability. Deferred taxes for deferred compensation were also impacted by the large payout of balances in accordance with plan provisions during fiscal 2018. See Notes 8 and 9 of the Notes to the Consolidated Financial Statements for further information about our postretirement benefits and deferred compensation liabilities, respectively.

We recorded a valuation allowance of $789,000 and $793,000 as of July 31, 2018 and July 31, 2017, respectively, for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards since we believe it is unlikely we will realize the benefit of these tax attributes in the future. As of July 31, 2018, we have total net operating loss carryforwards from state jurisdictions of approximately $6,800,000. No valuation allowance has been established for these carryforwards since we expect our future profitability will allow us to fully realize these tax benefits.

Our foreign subsidiaries in the United Kingdom and China have not generated any untaxed foreign income, therefore we have not provided for any related income taxes.

We had no liability for unrecognized tax benefits based on tax positions related to the current and prior fiscal years as of July 31, 2018 and 2017; correspondingly, no related interest and penalties were recognized as income tax expense and there were no accruals for such items in either of these fiscal years.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Our federal income tax returns for fiscal year 2016 was under examination as of July 31, 2018 and returns for fiscal years 2015 and 2017 remain open for examination. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are a limited number of open state and local income tax audits in which no material issues have been preliminarily identified. There are no material open or unsettled foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

Our authorized capital stock as of July 31, 2018 and 2017 consisted of 15,000,000 shares of Common Stock, 7,000,000 shares of Class B Stock and 30,000,000 shares of Class A Common Stock, each with a par value of $.10 per share. There are no Class A Common Stock shares currently outstanding.

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

Our Board of Directors has authorized in the aggregate the repurchase of 3,966,771 shares of the Company stock since fiscal year 1991. Through fiscal year-end 2018, 3,365,949 shares of Common Stock and 342,241 shares of Class B Stock have been repurchased under the Board approved repurchase authorizations. Common Stock was repurchased by other transactions authorized by management prior to the adoption of the Board’s repurchase authorizations.

Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive income by component (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2016	$(13,867)		$(155)	(14,022)
Other comprehensive income before reclassifications, net of tax	2,384	a)	190	2,574
Amounts reclassified from accumulated other comprehensive income, net of tax	1,156	b)	—	1,156
Net current-period other comprehensive income, net of tax	3,540		190	3,730
Balance as of July 31, 2017	$(10,327)		$35	$(10,292)
Other comprehensive income (loss) before reclassifications, net of tax	1,310	a)	(266)	1,044
Amounts reclassified from accumulated other comprehensive income, net of tax	897	b)	—	897
Net current-period other comprehensive income (loss), net of tax	2,207		(266)	1,941
Reclassification to retained earnings upon adoption of accounting standard	$(2,264)		$—	$(2,264)
Balance as of July 31, 2018	$(10,384)		$(231)	$(10,615)

a)	Amounts are net of taxes of $413,000 and $1,461,000 in fiscal years 2018 and 2017, respectively, and are included in Other Comprehensive Loss.

b)
Amounts are net of taxes of $373,000 and $709,000 in fiscal years 2018 and 2017, respectively. Amounts are included in the components of net periodic benefit cost for the pension and postretirement health plans.

See Note 8 of the Notes to the Consolidated Financial Statements for further information about pension and postretirement health benefits.

NOTE 7 – STOCK-BASED COMPENSATION

We determined the fair value of stock options and restricted stock issued under our long term incentive plans as of the grant date. The fair value of restricted stock was determined by the closing market price of our Common Stock on the date of grant multiplied by the number of shares granted. The fair value of the stock options was estimated on the date of the grant using a Black-Scholes option valuation model that used various assumptions. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. Expected life (estimated period of time outstanding) of a grant was determined by reference to the vesting schedule and past exercise behavior. The dividend rate at the date of grant was used as the best estimate of future dividends. Expected volatility was determined by calculating the standard deviation of our stock price for the five years immediately prior to the grant date. This period of time closely resembles the expected term. All stock options issued under our plans have an exercise price equal to the closing market price of our Common Stock on the date of grant.

STOCK OPTIONS

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (“2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500. Stock options have been granted to our outside directors with a vesting period of one year and stock options granted to employees generally vest 25% two years after the grant date and in each of the three following anniversaries of the grant date. In addition, shares of restricted stock have been issued under the 2006 Plan as described in the restricted stock section below. As of July 31, 2018, there were 366,658 shares available for future grants under this plan.

A summary of stock option transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding and exercisable at July 31, 2016	10	$17.00	0.3	$205
Exercised	(10)	$17.00		$211
Options outstanding and exercisable at July 31, 2017	—	$—		$—
Options outstanding and exercisable at July 31, 2018	—	$—		$—

The amount of cash received from the exercise of options during fiscal year 2017 was $170,000 and the related tax benefit was $80,000.

The related compensation expense was recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service to us. No stock-based compensation expense related to stock options was recognized during either fiscal year 2018 or 2017.

RESTRICTED STOCK

All non-vested restricted stock as of July 31, 2018 was issued under the 2006 Plan with vesting periods generally from two to five years.

A summary of restricted stock transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Unamortized Expense (in thousands)
Non-vested restricted stock outstanding at July 31, 2016	194	$29.09	3.8	$4,282
Granted	31	$36.84
Vested	(39)	$26.38
Forfeited	(1)	$31.24
Non-vested restricted stock outstanding at July 31, 2017	185	$30.96	2.8	$3,893
Granted	27	$42.59
Vested	(28)	$29.88
Forfeited	(6)	$35.90
Non-vested restricted stock outstanding at July 31, 2018	178	$32.74	1.7	$3,050

Stock-based compensation for restricted stock of $1,349,000 and $934,000, net of related tax effect, was recognized in fiscal years 2018 and 2017, respectively. The total restricted stock compensation related tax benefit was $426,000 and $573,000 in fiscal years 2018 and 2017, respectively.

NOTE 8 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Oil-Dri Corporation of American Pension Plan (“Pension Plan”) is a defined benefit pension plan for eligible salaried and hourly employees. Pension benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service.

A postretirement health benefits plan is also provided to domestic salaried employees who meet specific age, participation and length of service requirements at the time of retirement. Eligible employees may elect to continue their health care coverage under the Oil-Dri Corporation of America Employee Benefits Plan until the date certain criteria are met, including attaining the age of Medicare eligibility. We have the right to modify or terminate the postretirement health benefit plan at any time.

A 401(k) savings plan is maintained under which we match a portion of employee contributions. This plan is available to essentially all domestic employees following a specific number of days of employment. Our contributions to this plan, and to similar plans maintained by our foreign subsidiaries, were $782,000 and $746,000 for fiscal years 2018 and 2017, respectively.

Obligations and Funded Status

The following tables provide a reconciliation of changes in the plans’ benefit obligations, assets’ fair values and funded status by fiscal year (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation, beginning of year	$53,742	$55,124	$2,925	$2,746
Service cost	1,723	1,826	106	125
Interest cost	2,022	1,861	84	78
Actuarial (gain) loss	(1,811)	(3,684)	(363)	(11)
Benefits paid	(1,409)	(1,385)	(85)	(13)
Benefit obligation, end of year	54,267	53,742	2,667	2,925

Change in plan assets:
Fair value of plan assets, beginning of year	27,457	25,264	—	—
Actual return on plan assets	1,719	1,921	—	—
Employer contribution	13,204	1,657	85	13
Benefits paid	(1,409)	(1,385)	(85)	(13)
Fair value of plan assets, end of year	40,971	27,457	—	—
Funded status, recorded in Consolidated Balance Sheets	$(13,296)	$(26,285)	$(2,667)	$(2,925)

See “Cash Flows” below for further information about employer contributions and benefits payments.

The accumulated benefit obligation for the Pension Plan was $48,358,000 and $47,880,000 as of July 31, 2018 and July 31, 2017, respectively.

The following table shows amounts recognized in the Consolidated Balance Sheets as of July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2018	2017	2018	2017
Deferred income taxes	$3,525	$9,311	$639	$1,108
Other current liabilities	$—	$—	$(57)	$(49)
Other noncurrent liabilities	$(13,296)	$(26,285)	$(2,610)	$(2,876)
Accumulated other comprehensive loss – net of tax:
Net actuarial loss	$10,301	$10,036	$110	$315
Prior service cost (income)	$2	$3	$(29)	$(27)

Benefit Costs and Amortizations

The following table shows the components of the net periodic pension and postretirement health benefit costs by fiscal year (in thousands):

	Pension Cost		Postretirement Health Benefit Cost
	2018	2017	2018	2017
Service cost	$1,723	$1,826	$106	$125
Interest cost	2,022	1,861	84	78
Expected return on plan assets	(2,168)	(1,774)	—	—
Amortization of:
Prior service costs (income)	2	2	(6)	(6)
Other actuarial loss	1,274	1,828	—	41
Net periodic benefit cost	$2,853	$3,743	$184	$238

The following table shows amounts, net of tax, that are recognized in other comprehensive income by fiscal year (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2018	2017	2018	2017
Net actuarial gain	$(1,034)	$(2,377)	$(276)	$(7)
Amortization of:
Prior service (cost) income	(2)	(2)	1	4
Amortization of actuarial loss (gain)	(901)	(1,133)	5	(25)
Total recognized in other comprehensive income	$(1,937)	$(3,512)	$(270)	$(28)

The following table shows amortization amounts, net of tax, expected to be recognized in fiscal year 2019 in accumulated other comprehensive income (in thousands):

Amortization of:	Pension Benefits	Postretirement Health Benefits
Net actuarial loss	$673	$—
Prior service cost (income)	2	(5)
Total to be recognized as other comprehensive loss (income)	$675	$(5)

Cash Flows

We have funded the Pension Plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. During fiscal 2018, we made an $11,500,000 voluntary contribution in excess of the minimum required amount. This contribution was made within eight and one-half months after the end of our fiscal year 2017 and therefore was deductible for our 2017 tax year. We received a greater tax benefit for this deduction in our 2017 tax year compared to the the benefit we would have received if the contribution was attributed to our 2018 tax year. See Note 5 of the Notes to the Consolidated Financial Statements for further discussion of the tax rates and other changes enacted by the 2017 Tax Act. This voluntary contribution also improved our funded status and contributed to a lower net periodic benefit expense for fiscal year 2018 compared to fiscal 2017.

We do not expect to make a contribution to the Pension Plan in fiscal year 2019.    The postretirement health plan is an unfunded plan. Our policy is to pay insurance premiums and claims from our assets.

The following table shows the estimated future benefit payments by fiscal year (in thousands):

	Pension Benefits	Postretirement Health Benefits
2019	$1,687	$57
2020	$1,699	$95
2021	$1,786	$122
2022	$1,904	$124
2023	$1,944	$165
2024-28	$13,139	$1,360

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

	Pension Benefits		Postretirement Health Benefits
	2018	2017	2018	2017
Discount rate for net periodic benefit costs	3.75%	3.36%	3.26%	2.71%
Discount rate for year-end obligations	4.04%	3.75%	3.81%	3.26%
Rate of increase in compensation levels for net periodic benefit costs	3.50%	3.50%	—	—
Rate of increase in compensation levels for year-end obligations	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.00%	7.00%	—	—

The discount rate was based on the FTSE Pension Discount Curve to determine separately for the Pension Plan and the postretirement health plan, the single equivalent rate that would yield the same present value as the specific plan’s expected cash flows.

Our expected rate of return on Pension Plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment managers and investment advisors), and long-term inflation assumptions.

For fiscal year 2018, the medical cost trend assumption used for the postretirement health benefit cost was 7.2%. The graded trend rate is expected to decrease to an ultimate rate of 4.5% in fiscal year 2036.

The following table reflects the effect on postretirement health costs and accruals in fiscal year 2018 of a one-percentage point change in the assumed health care cost trend (in thousands):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost	$26	$(22)
Effect on accumulated postretirement benefit obligation	$274	$(243)

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

We measure and monitor the plan’s asset investment performance and the allocation of assets through quarterly investment portfolio reviews. Investment performance is measured by absolute returns, returns relative to benchmark indices and any other appropriate basis of comparison. The targeted allocation percentages of plan assets is shown below for fiscal year 2019 and the actual allocation as of July 31:

Asset Allocation	Target fiscal 2019	2018	2017
Cash and accrued income	2%	—%	—%
Fixed income	38%	36%	44%
Equity	60%	64%	56%

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets carried at fair value (in thousands):

	Fair Value At July 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Asset Class
Cash and cash equivalents(a)	$1,102	$1,102	$—
Equity securities(b):
U.S. companies	14,253	5,519	8,734
International companies	3,157	3,157	—
Equity securities - international mutual funds:
Developed market(c)	5,851	—	5,851
Emerging markets(d)	905	—	905
Commodities(e)	687	—	687
Fixed Income:
U.S. Treasuries	1,929	—	1,929
Bonds(e)	8,325	—	8,325
Government sponsored entities(f)	1,814	—	1,814
Money market fund(g)	1,567	—	1,567
Other(h)	1,381	—	1,381
Total	$40,971	$9,778	$31,193

	Fair Value At July 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Asset Class
Cash and cash equivalents(a)	$97	$97	$—
Equity securities(b):
U.S. companies	8,696	3,933	4,763
International companies	2,119	2,119	—
Equity securities - international mutual funds:
Developed market(c)	4,207	—	4,207
Emerging markets(d)	374	—	374
Fixed Income:
U.S. Treasuries	2,080	—	2,080
Bonds(e)	5,264	—	5,264
Government sponsored entities(f)	2,529	—	2,529
Money market fund(g)	1,087	—	1,087
Other(h)	1,004	—	1,004
Total	$27,457	$6,149	$21,308

(a)	Cash and cash equivalents consists of highly liquid investments which are traded in active markets.

(b)	This class represents equities traded on regulated exchanges, as well as funds that invest in a portfolio of such stocks.

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

(f)
This class represents a beneficial ownership interest in a pool of single-family residential mortgage loans. These investments are generally not backed by the full faith and credit of the United States government, except for securities valued at $443,000 in our portfolio as of July 31, 2018 and $577,000 as of July 31, 2017.

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

NOTE 9 – DEFERRED COMPENSATION

Oil-Dri's deferred compensation plans permit directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. Participants have deferred $578,000 and $677,000 into these plans in fiscal years 2018 and 2017, respectively. We recorded $371,000 and $404,000 of interest expense associated with these plans in fiscal years 2018 and 2017, respectively. Payments to participants were $6,010,000 and $581,000 in fiscal years 2018 and 2017, respectively, and the total liability recorded for deferred compensation was $4,218,000 and $9,617,000 as of July 31, 2018 and 2017, respectively.

The Oil-Dri Corporation of America Annual Incentive Plan provides certain executives with the opportunity to receive a deferred executive bonus award if certain financial goals are met. A total of $609,000 and $583,000 were awarded to certain executives for fiscal years 2018 and 2017, respectively. These awards will vest and accrue interest over a three-year period.

Both of the above deferred compensation plans are unfunded. We fund these benefits when payments are made, and the timing and amount of the payments are determined according to the plans' provisions and, for certain plans, according to individual employee agreements.

The Oil-Dri Corporation of America Supplemental Executive Retirement Plan (“SERP”) provides certain retired participants in the Pension Plan with the amount of benefits that would have been provided under the Pension Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”), and/or (2) the limitation on compensation for purposes of calculating benefits under the Pension Plan imposed by Section 401(a)(17) of the Code. The SERP liability is actuarially determined at the end of each fiscal year using assumptions similar to those used for the Pension Plan, see Note 8 of the Notes to the Consolidated Financial Statements. The SERP liability was $2,169,000 and $2,082,000 as of July 31, 2018 and July 31, 2017, respectively. We recorded expense related to the SERP of $87,000 and $114,000 in fiscal years 2018 and 2017, respectively. The SERP is unfunded and benefits will be funded when payments are made.

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

The following is a schedule by fiscal year of future minimum rent requirements under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 31, 2018 (in thousands):

2019	$2,134
2020	$1,735
2021	$1,424
2022	$1,410
2023	$778
Later years	$7,810

The following schedule shows the composition of total rent expense by fiscal year for all operating leases, including those with terms of one month or less which were not renewed (in thousands):

	2018	2017
Vehicles and Railcars	$1,404	$1,431
Office facilities	985	959
Warehouse facilities	408	379
Mining properties:
Minimum	106	113
Contingent (1)	208	191
Other	92	78
	$3,203	$3,151
(1) Contingent mining royalty payments are determined based on the tons of raw clay mined.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

NOTE 13 – RELATED PARTIES

One member of our Board of Directors is currently the President and Chief Executive Officer of a customer of ours. Total net sales to that customer, including sales to subsidiaries of that customer, were $388,000 and $395,000 for fiscal years 2018 and 2017, respectively. There were $14,000 outstanding accounts receivable due from that customer, and its subsidiaries, as of July 31, 2018. There was no outstanding amount due from that customer, and its subsidiaries, as of July 31, 2017.

One member of our Board of Directors is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $229,000 and $321,000 for fiscal years 2018 and 2017, respectively. There were no outstanding amounts due to that vendor as of July 31, 2018. There were $19,000 outstanding accounts payable due to that vendor as of July 31, 2017.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal controls over financial reporting as of July 31, 2018 have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Oil-Dri Corporation of America
Opinions on the financial statements and internal control over financial reporting
We have audited the accompanying consolidated balance sheets of Oil-Dri Corporation of America (a Delaware corporation) and subsidiaries (the Company) as of July 31, 2018 and 2017, and the related consolidated statements of operations comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2018, and the related notes and financial statement schedules included under Item 15(a)(2) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of July 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
Basis for opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2014.
Chicago, Illinois
October 12, 2018

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except as set forth below) is contained in Oil-Dri’s Proxy Statement for its 2018 annual meeting of stockholders under the captions “1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Audit Committee” and “Corporate Governance Matters” and is incorporated herein by this reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2018 annual meeting of stockholders under the captions “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors,” “Director Compensation,” “Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth herein, the information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2018 annual meeting of stockholders under the captions “Principal Stockholders,” “Security Ownership of Management” and “Equity Compensation Plans” and is incorporated herein by reference.

Equity Compensation Plan Information. The following table presents information about compensation plans under which our equity securities are authorized for issuance. There are no outstanding stock options as of July 31, 2018. See Note 7 of the Notes to the Consolidated Financial Statements for further information about these stock-based compensation plans.

Equity Compensation Plan Information As Of July 31, 2018
Plan Category	Number of securities to be issued upon exercise of outstanding options (in thousands) (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders	—	$—	367

The number of securities remaining in column (c) above includes, in accordance with the terms of the plan, shares that were: 1) not vested or exercised in full due to expiration or termination, or 2) tendered or withheld for payment of the exercise price or to satisfy tax withholding amounts. The number of securities remaining reported in prior years did not include shares from either of these events. The information above as of July 31, 2018 has been adjusted to include these shares.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2018 annual meeting of stockholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2018 annual meeting of stockholders under the caption “Auditor Fees” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements are contained herein.

Consolidated Balance Sheets as of July 31, 2018 and July 31, 2017.

Consolidated Statements of Operations for the fiscal years ended July 31, 2018 and July 31, 2017.

Consolidated Statements of Comprehensive Income for the fiscal years ended July 31, 2018 and July 31, 2017.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended July 31, 2018 and July 31, 2017.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2018 and July 31, 2017.

Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2018 and July 31, 2017.

All other schedules are omitted because they are inapplicable, not required under the instructions or the information is included in the consolidated financial statements or notes thereto.

(a)(3)	The following documents are exhibits to this Report:

Exhibit
No.	Description	SEC Document Reference
3.1	Certificate of Incorporation of Oil-Dri, as amended.	Incorporated by reference to Exhibit 4.1 to Oil-Dri’s Registration Statement on Form S-8 (Registration No. 333-57625), filed on June 24, 1998.

3.2	By-Laws of Oil-Dri Corporation of America, as Amended and Restated on December 12, 2017.	Incorporated by reference to Exhibit 3 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q filed on March 9, 2018.

10.1
Memorandum of Agreement #1450 “Fresh Step“® dated as of March 12, 2001 between A&M Products Manufacturing Company and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).
Incorporated by reference to Exhibit 10(s) to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on May 1, 2001.

10.2	First Amendment, dated as of December 13, 2002, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

Exhibit
No.	Description	SEC Document Reference
10.3	Second Amendment, dated as of October 15, 2007, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001 (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2007.

10.4	Third Amendment, dated as of May 27, 2016, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001 (confidential treatment of certain portions of this exhibit have been requested).	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

10.5	Exclusive Supply Agreement dated May 19, 1999 between Church & Dwight Co., Inc. and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit (10)(r) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

10.6	Credit Agreement, dated January 27, 2006 among the Company, certain subsidiaries of the Company and Harris N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.7	First Amendment, dated as of December 19, 2008 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.8	Second Amendment, dated as of December 21, 2011 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 28, 2011.

10.9	Third Amendment, dated as of June 21, 2012 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.10	Fourth Amendment, dated as of December 4, 2014 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2014.

10.11
$18,500,000 Note Agreement dated as of November 12, 2010 among Oil-Dri Corporation of America, The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota.
Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 16, 2010.

10.12	Description of 1987 Executive Deferred Compensation Program.*	Incorporated by reference to Exhibit (10)(f) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

10.13	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

Exhibit
No.	Description	SEC Document Reference
10.14	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.15	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.16	Supplemental Executive Retirement Plan dated April 1, 2003.*	Incorporated by reference to Exhibit (10)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.17	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.18	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.19	Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

10.20	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.21	Second Amendment, effective as of October 15, 2015, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as previously amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 28, 2015.

10.22	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.23	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.24	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.25	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.26	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

Exhibit
No.	Description	SEC Document Reference
10.27	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.28	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.29	Form of 2018 Restricted Stock Agreement for Class B Stock under the Oil-Dri Corporation of America 2006 Long Term Incentive Plan.*	Filed herewith.

11.1	Statement re: Computation of Net Income Per Share.	Filed herewith.

14.1	Code of Ethics
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

Dated: October 12, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Daniel S. Jaffee	October 12, 2018
Daniel S. Jaffee
President and Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Daniel T. Smith	October 12, 2018
Daniel T. Smith
Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Paula J. Krystopolski	October 12, 2018
Paula J. Krystopolski
Vice President, Corporate Controller
(Controller)

/s/ Ellen-Blair Chube	October 12, 2018
Ellen-Blair Chube
Director

/s/ J. Steven Cole	October 12, 2018
J. Steven Cole
Director

/s/ Joseph C. Miller	October 12, 2018
Joseph C. Miller
Vice Chairman of the Board of Directors

/s/ Michael A. Nemeroff	October 12, 2018
Michael A. Nemeroff
Director

/s/ George C. Roeth	October 12, 2018
George C. Roeth
Director

/s/ Allan H. Selig	October 12, 2018
Allan H. Selig
Director

/s/ Paul E. Suckow	October 12, 2018
Paul E. Suckow
Director

/s/ Lawrence E. Washow	October 12, 2018
Lawrence E. Washow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2018	2017
	(in thousands)
Allowance for doubtful accounts and cash discounts:
Balance, beginning of year	$748	$753
Additions	251	(13)
Deductions*	(182)	8
Balance, end of year	$817	$748

* Net of recoveries.

Valuation reserve for income taxes:
Balance, beginning of year	$793	$1,170
Change	(4)	(377)
Balance, end of year	$789	$793

EXHIBITS

Exhibit No.	Description

10.29	Form of 2018 Restricted Stock Agreement for Class B Stock under the Oil-Dri Corporation of America 2006 Long Term Incentive Plan.
11.1	Statement Re: Computation of Net Income Per Share

21.1	Subsidiaries of Oil-Dri Corporation of America

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications by Daniel S. Jaffee, President and Chief Executive Officer and Daniel T. Smith, Vice President and Chief Financial Officer, required by Rule 13a-14(a)

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Note:
Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.