Form 10-Q
period 2018-10-31
Oil-Dri Corp of America
filed 2018-12-07
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended October 31, 2018
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

The registrant's telephone number, including area code: (312) 321-1515

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2018.
Common Stock – 5,214,612 Shares and Class B Stock – 2,245,238 Shares

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

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including, but not limited to, those described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, which contains, among other risk factors, a description of the issues that may arise with the implementation of our new enterprise resource planning system which became operational on August 1, 2018. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

Oil-Dri is a registered trademark of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	October 31, 2018	July 31, 2018
Current Assets
Cash and cash equivalents	$9,019	$12,757
Short-term investments	2,652	7,124
Accounts receivable, less allowance of $815 and $817 at October 31, 2018 and July 31, 2018, respectively	39,935	33,602
Inventories	25,413	22,521
Prepaid repairs expense	4,259	4,111
Prepaid expenses and other assets	3,941	2,899
Total Current Assets	85,219	83,014

Property, Plant and Equipment
Cost	239,779	236,091
Less accumulated depreciation and amortization	(152,441)	(149,385)
Total Property, Plant and Equipment, Net	87,338	86,706

Other Assets
Goodwill	9,262	9,262
Trademarks and patents, net of accumulated amortization of $276 and $267 at October 31, 2018 and July 31, 2018, respectively	1,253	1,220
Customer list, net of accumulated amortization of $5,729 and $5,540 at October 31, 2018 and July 31, 2018, respectively	2,056	2,245
Deferred income taxes	6,902	7,349
Other	4,921	4,886
Total Other Assets	24,394	24,962

Total Assets	$196,951	$194,682

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	October 31, 2018	July 31, 2018
Current Liabilities
Current maturities of notes payable	$3,083	$3,083
Accounts payable	13,287	6,543
Dividends payable	1,656	1,627
Accrued expenses:
Salaries, wages and commissions	4,278	8,974
Trade promotions and advertising	860	1,280
Freight	4,170	1,767
Other	8,383	7,675
Total Current Liabilities	35,717	30,949

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $53 and $60 at October 31, 2018 and July 31, 2018, respectively	3,031	6,107
Deferred compensation	6,298	6,100
Pension and postretirement benefits	16,218	15,906
Other	3,900	3,735
Total Noncurrent Liabilities	29,447	31,848

Total Liabilities	65,164	62,797

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,135,349 shares at October 31, 2018 and 8,086,849 shares at July 31, 2018	814	809
Class B Stock, par value $.10 per share, issued 2,569,979 shares at October 31, 2018 and 2,468,979 shares at July 31, 2018	257	247
Additional paid-in capital	39,186	38,473
Retained earnings	158,185	158,935
Noncontrolling interest	11	(18)
Accumulated Other Comprehensive Loss:
Pension and postretirement benefits	(10,217)	(10,384)
Cumulative translation adjustment	(295)	(231)
Total Accumulated Other Comprehensive Loss	(10,512)	(10,615)
Less Treasury Stock, at cost (2,920,737 Common and 324,741 Class B shares at October 31, 2018 and 2,914,092 Common and 324,741 Class B shares at July 31, 2018)	(56,154)	(55,946)
Total Stockholders’ Equity	131,787	131,885

Total Liabilities & Stockholders’ Equity	$196,951	$194,682

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended October 31,
	2018	2017

Net Sales	$66,143	$66,646
Cost of Sales (1)	(50,133)	(47,671)
Gross Profit	16,010	18,975
Selling, General and Administrative Expenses (1)	(15,007)	(14,760)
Income from Operations	1,003	4,215

Other Income (Expense)
Interest expense	(151)	(201)
Interest income	49	54
Other, net (1)	(17)	(229)
Total Other Expense, Net	(119)	(376)

Income Before Income Taxes	884	3,839
Income Tax Benefit (Expense)	50	(789)
Net Income	934	3,050
Net Income Attributable to Noncontrolling Interest	28	—
Net Income Attributable to Oil-Dri	906	3,050

Retained Earnings:
Balance at beginning of period	158,935	154,735
Cash dividends declared	(1,656)	(1,559)
Balance at End of Period	$158,185	$156,226

Net Income Per Share
Basic Common	$0.13	$0.45
Basic Class B Common	$0.10	$0.34
Diluted Common	$0.12	$0.41
Average Shares Outstanding
Basic Common	5,076	5,025
Basic Class B Common	2,069	2,090
Diluted Common	7,243	7,211
Dividends Declared Per Share
Basic Common	$0.2400	$0.2300
Basic Class B Common	$0.1800	$0.1725

(1) Prior year amounts have been retrospectively adjusted to conform to the current year presentation of the non-service cost components of net periodic benefit cost required by new guidance under Accounting Standards Codification (“ASC”) 715, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 2 of the Notes to Condensed Consolidated Financial Statements for details.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended October 31,
	2018	2017

Net Income Attributable to Oil-Dri	$906	$3,050

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	167	181
Cumulative translation adjustment	(64)	(74)
Other Comprehensive Income	103	107
Total Comprehensive Income	$1,009	$3,157

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Three Months Ended October 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2018	2017
Net Income	$934	$3,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,305	3,192
Amortization of investment net discount	(10)	(25)
Stock-based compensation	652	359
Deferred income taxes	53	111
Provision for bad debts and cash discounts	(43)	(22)
Loss on the sale of fixed assets	—	7
(Increase) Decrease in assets:
Accounts receivable	(6,367)	718
Inventories	(2,933)	(154)
Prepaid expenses	(1,196)	(1,361)
Other assets	(81)	75
Increase (Decrease) in liabilities:
Accounts payable	7,290	(825)
Accrued expenses	(1,780)	(3,275)
Deferred compensation	198	330
Pension and postretirement benefits	479	334
Other liabilities	183	54
Total Adjustments	(250)	(482)
Net Cash Provided by Operating Activities	684	2,568

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,058)	(4,045)
Proceeds from sale of property, plant and equipment	—	8
Purchases of short-term investments	(3,948)	(13,012)
Dispositions of short-term investments	8,430	18,480
Net Cash Provided by Investing Activities	424	1,431

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,083)	(3,083)
Dividends paid	(1,627)	(1,553)
Purchase of treasury stock	(135)	(27)
Net Cash Used in Financing Activities	(4,845)	(4,663)
Effect of exchange rate changes on cash and cash equivalents	(1)	(30)
Net Decrease in Cash and Cash Equivalents	(3,738)	(694)
Cash and Cash Equivalents, Beginning of Period	12,757	9,095
Cash and Cash Equivalents, End of Period	$9,019	$8,401

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Three Months Ended October 31,
	2018	2017
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$681	$711
Cash dividends declared and accrued, but not paid	$1,656	$1,559

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements and the related notes are condensed and should be read in conjunction with the Consolidated Financial Statements and related notes for the fiscal year ended July 31, 2018 included in our Annual Report on Form 10-K filed with the SEC.

The unaudited Condensed Consolidated Financial Statements include the accounts of Oil-Dri Corporation of America and its subsidiaries. All significant intercompany transactions are eliminated. Except as otherwise indicated herein or as the context otherwise requires, references to “Oil-Dri,” the “Company,” “we,” “us” or “our” refer to Oil-Dri Corporation of America and its subsidiaries.

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. In addition, certain prior year reclassifications were made to conform to the current year presentation. Operating results for the three months ended October 31, 2018 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2019.

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

Summary of Significant Accounting Policies

Except as described herein, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 have not materially changed. However, the unaudited Condensed Consolidated Financial Statements reflect changes required upon adoption of new accounting guidance, as described in Note 2. The following is a description of certain of our significant accounting policies.

Revenue Recognition. We recognize revenue when performance obligations under the terms of the contracts with customers are satisfied. Our performance obligation generally consists of the promise to sell finished products to wholesalers, distributors and retailers or consumers and our obligations have an original duration of one year or less. Control of the finished products are transferred upon shipment to, or receipt at, customers' locations, as determined by the specific terms of the contract. We have completed our performance obligation when control is transferred and we recognize revenue accordingly.

We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $96,000 and $242,000 as of October 31, 2018 and July 31, 2018, respectively. This liability is reported in Other Accrued Expenses on the Condensed Consolidated Balance Sheet. Revenue recognized during the first quarter ended October 31, 2018 that was included in the liability for advance payments at the beginning of the period was $84,000.

We routinely commit to one-time or ongoing trade promotion programs directly with consumers, such as coupon programs, and with customers, such as volume discounts, cooperative marketing and other arrangements. We estimate and accrue the expected costs of these programs. These costs are considered variable consideration under ASC 606, Revenue from Contracts with Customers, and are netted against sales when revenue is recorded. The accruals are based on our best estimate of the amounts necessary to settle future and existing obligations on products sold as of the balance sheet date. To estimate these accruals, we rely on our historical experience of trade spending patterns and that of the industry, current trends and forecasted data.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) include salaries, wages and benefits associated with staff outside the manufacturing and distribution functions, all marketing related costs, any miscellaneous trade spending expenses not required to be included in net sales, research and development costs, depreciation and amortization related to assets outside the manufacturing and distribution process and all other non-manufacturing and non-distribution expenses.

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

2. NEW ACCOUNTING PRONOUNCEMENTS AND REGULATIONS

Recently Issued Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance under ASC 842, Leases, which provides that, for leases with a term greater than 12 months, a lessee must recognize in the statement of financial position both a liability to make lease payments and an asset representing its right to use the underlying asset. Other requirements describe expense recognition, as well as financial statement presentation and disclosure. This guidance is effective for our first quarter of fiscal year 2020 using a modified retrospective approach, which includes a number of optional practical expedients. Early adoption is permitted. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.
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

Recently Adopted Pronouncements

In May 2014, the FASB issued guidance under ASC 606, Revenue from Contracts with Customers, and subsequently issued several amendments to further clarify the principles for recognizing revenue. This guidance establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. The core principle of ASC 606 is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange.

Oil-Dri adopted the new guidance on a modified retrospective basis effective August 1, 2018. We applied the practical expedient available under ASC 606 to disregard determining significant financing components if the good is transferred and payment is received within one year. We also adopted the policy election to exclude from the transaction price all amounts collected from customers for sales and other taxes. We do not expect a material impact on our annual Consolidated Financial Statements from the adoption of this guidance. Results for periods beginning on or after August 1, 2018 are recognized and presented in accordance with ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the prior account guidance under ASC 605, Revenue Recognition.

In January 2016, the FASB issued guidance under ASC 825, Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance was effective for our first quarter of fiscal year 2019. The provisions relevant to us relate to fair value disclosures for our notes payable, which are measured at amortized cost on the balance sheet. These provisions require the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, as well as eliminate the requirement to disclose the method and significant assumptions used to estimate the fair value in such disclosure. This guidance impacted our disclosures only on a prospective basis and did not have a material impact on our unaudited Condensed Consolidated Financial Statements. See Note 4 of the Notes to unaudited Condensed Consolidated Financial Statements for further information about Fair Value Measurements.
In March 2017, the FASB issued guidance under ASC 715, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires presenting the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. This standard also requires that other components of the net periodic benefit cost be presented separately from the line items that includes service costs and outside of any subtotal of operating income, if one is presented, on a retrospective basis. We adopted this new guidance in the first quarter of fiscal 2019 and accordingly recorded the non-service cost components of net periodic benefit cost in Other Income (Expense) in the line item Other, net on the unaudited Condensed Consolidated Statements of Income and Retained Earnings. As such, the adoption did not have a material impact on our Consolidated Financial Statements. See Note 8 of the Notes to unaudited Condensed Consolidated Financial Statements for further information about our pension and postretirement health plans.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	October 31, 2018	July 31, 2018
Finished goods	$15,557	$14,223
Packaging	5,908	5,349
Other	3,948	2,949
Total Inventories	$25,413	$22,521

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We performed a detailed review of our inventory items to determine if an obsolescence reserve adjustment was necessary. The review surveyed all of our operating facilities and sales groups to ensure that both historical issues and new market trends were considered. The obsolescence reserve not only considered specific items, but also took into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at October 31, 2018 and July 31, 2018 were $1,140,000 and $1,136,000, respectively. The reserve increased due to higher levels of discontinued, slow moving and unsaleable inventory.

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
Level 3: Unobservable inputs.

Cash equivalents of $6,503,000 and $9,920,000 as of October 31, 2018 and July 31, 2018, respectively, were classified as Level 1. These cash instruments are primarily money market mutual funds and are included in cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheet.

Short-term investments included U.S. Treasury securities and certificates of deposit. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost, which approximated fair value as of October 31, 2018 and July 31, 2018.

Balances of accounts receivable and accounts payable approximated their fair values at October 31, 2018 and July 31, 2018 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $6,533,000 and $9,553,000 as of October 31, 2018 and July 31, 2018, respectively, and are classified as Level 2. The fair value as of October 31, 2018, was determined using the exit price notion of fair value required by the adoption of new accounting guidance for fiscal year 2019, as discussed in Note 2 of the Notes to unaudited Condensed Consolidated Financial Statements.

We apply fair value techniques on at least an annual basis associated with: (1) valuing potential impairment loss related to goodwill, trademarks and other indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets. See Note 5 of the Notes to unaudited Condensed Consolidated Financial Statements for further information about goodwill and other intangible assets.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible amortization expense was $210,000 and $254,000 in the first quarter of fiscal years 2019 and 2018, respectively. Estimated intangible amortization for the remainder of fiscal year 2019 is $627,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2020	$667
2021	$484
2022	$334
2023	$202
2024	$68

We have one acquired trademark recorded at a cost of $376,000 that was determined to have an indefinite life and is not amortized.

We performed our annual goodwill impairment analysis in the fourth quarter of fiscal year 2018 and no impairment was identified. There have been no triggering events that would indicate a new impairment analysis is needed.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2018	2017
Service cost	$422	$424
Interest cost	540	497
Expected return on plan assets	(702)	(486)
Amortization of:
Prior service costs	—	1
Other actuarial loss	221	287
Net periodic benefit cost	$481	$723

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2018	2017
Service cost	$27	$29
Interest cost	25	24
Amortization of:
Prior service costs	(1)	(2)
Other actuarial loss	—	5
Net periodic benefit cost	$51	$56

The non-service cost components of net periodic benefit cost are included in Other Income (Expense) in the line item Other, net on the unaudited Condensed Consolidated Statements of Income and Retained Earnings.

The pension plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We were not required to make, and did not make, a contribution to the pension plan during the first three months of fiscal year 2019. We have no minimum funding requirements for the remainder of fiscal year 2019. We contributed $335,000 to our pension plan during the first three months of fiscal year 2018.

We made a significant voluntary contribution to the pension plan in excess of the minimum required contribution in the third quarter of fiscal year 2018. This voluntary contribution improved the plan's funded status and contributed to a lower net periodic benefit expense for the first three months of fiscal year 2019 compared to the same period in the prior year.

The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three Months Ended October 31,
	2018	2017	2018	2017
Discount rate for net periodic benefit cost	4.04%	3.75%	3.81%	3.26%
Rate of increase in compensation levels	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.00%	7.00%	—	—

The medical cost trend assumption for postretirement health benefits was 7.50%. The graded trend rate is expected to decrease to an ultimate rate of 4.50% in fiscal year 2038.

7. OPERATING SEGMENTS

We have two operating segments: (1) Retail and Wholesale Products Group and (2) Business to Business Products Group. These operating segments are managed separately and each segment's major customers have different characteristics. The Retail and Wholesale Products Group customers include: mass merchandisers; wholesale clubs; drugstore chains; pet specialty retail outlets; dollar stores; retail grocery stores; distributors of industrial cleanup and automotive products; environmental service companies; and sports field product users. The Business to Business Products Group customers include: processors and refiners of edible oils, petroleum-based oils and biodiesel fuel; manufacturers of animal feed and agricultural chemicals; distributors of animal health and nutrition products; and marketers of consumer products. Our operating segments are also our reportable segments. The accounting policies of the segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018.

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended October 31,
Product	2018	2017	2018	2017
Cat Litter	$3,215	$3,800	$32,395	$30,822
Industrial and Sports	—	—	7,777	8,117
Agricultural and Horticultural	6,052	6,043	—	—
Bleaching Clay and Fluids Purification	11,895	12,617	645	620
Animal Health and Nutrition	4,164	4,627	—	—
Net Sales	$25,326	$27,087	$40,817	$39,559

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

	Assets
	October 31, 2018	July 31, 2018
	(in thousands)
Business to Business Products Group	$61,626	$65,143
Retail and Wholesale Products Group	94,271	89,623
Unallocated Assets	41,054	39,916
Total Assets	$196,951	$194,682

Net sales and operating income for each segment are provided below. The corporate expenses line includes certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as research and development, information systems, finance, legal, human resources and customer service. Corporate expenses also include the estimated annual incentive plan bonus accrual.

	For the Three Months Ended October 31,
	Net Sales		Income (Loss)
	2018	2017	2018	2017
	(in thousands)
Business to Business Products Group	$25,326	$27,087	$7,032	$8,876
Retail and Wholesale Products Group	40,817	39,559	9	2,365
Net Sales	$66,143	$66,646
Corporate Expenses			(6,038)	(7,026)
Income from Operations			1,003	4,215
Total Other Expense, Net			(119)	(376)
Income before Income Taxes			884	3,839
Income Tax Benefit (Expense)			50	(789)
Net Income			934	3,050
Net Income Attributable to Noncontrolling Interest			28	—
Net Income Attributable to Oil-Dri			$906	$3,050

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

Restricted Stock

All of our non-vested restricted stock as of October 31, 2018 was issued under the 2006 Plan with vesting periods generally between two years and five years. We determined the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 23,000 restricted shares of Common Stock granted during the first quarters of both fiscal years 2019 and 2018. There were 126,000 and 1,000 restricted shares of Class B Stock granted during the first quarters of fiscal years 2019 and 2018, respectively. Stock-based compensation expense related to non-vested restricted stock for the first quarter of fiscal years 2019 and 2018 was $660,000 and $502,000, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2018	178	$32.74
Granted	149	$37.90
Vested	(49)	$30.14
Forfeitures	(2)	$34.19
Non-vested restricted stock outstanding at October 31, 2018	276	$35.98

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of October 31, 2018 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2018	$(10,384)		$(231)	$(10,615)
Other comprehensive loss before reclassifications, net of tax	—		(64)	(64)
Amounts reclassified from accumulated other comprehensive income, net of tax	167	(a)	—	167
Net current-period other comprehensive income (loss), net of tax	167		(64)	103
Balance as of October 31, 2018	$(10,217)		$(295)	$(10,512)

(a) Amount is net of tax expense of $53,000. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 6 of the Notes to unaudited Condensed Consolidated Financial Statements for further information.

10. INCOME TAXES

We used an estimated annual effective tax rate in determining our quarterly provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Tax expense for the first quarter of fiscal year 2019 was reduced by $175,000 based on initial findings during an ongoing federal income tax return examination. Excluding this tax adjustment, the effective tax rate for the first quarter of fiscal year 2019 would have been 14%, compared to 21% for the same period of the prior year. The decrease in the effective tax rate for the current period was primarily due to the corporate income tax rate reduction resulting from enactment of the Tax Cuts and Job Act (the “2017 Tax Act”) during the fourth quarter of fiscal year 2018.

The 2017 Tax Act included a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate statutory income tax rate from 35% to 21% effective January 1, 2018 and acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes, including repeal of the domestic manufacturing deduction and capitalization of research and development expenditures.

We continued to obtain, prepare and analyze information necessary to finalize the accounting for the impacts of the 2017 Tax Act. As such, our financial results reflect provisional estimates of items for which the income tax effects of the 2017 Tax Act have not been completed as of October 31, 2018. Adjustments to the provisional charges will be recorded as discrete items in the provision for income taxes in the period in when those adjustments become reasonably estimable and/or the accounting is complete. We will complete our analysis no later than December 22, 2018.

11. RELATED PARTY TRANSACTIONS

One member of our Board of Directors is the President and Chief Executive Officer of a customer of ours. That customer was a customer of ours before the board member joined that customer and before he became a member of our Board of Directors. Total net sales to that customer, including sales to subsidiaries of that customer, were $97,000 and $86,000 for the first quarters of fiscal years 2019 and 2018, respectively. Outstanding accounts receivable from that customer, and its subsidiaries, were $60,000 and $14,000 as of October 31, 2018 and July 31, 2018, respectively.

One member of our Board of Directors, and of the Compensation Committee of our Board of Directors, is the President and Chief Executive Officer as well as a director and shareholder of a law firm that regularly provides services to us. Total payments to that vendor for fees and cost reimbursements were $46,000 and $63,000 for the first quarters of fiscal years 2019 and 2018, respectively. Outstanding accounts payable to that vendor were $9,000 as of October 31, 2018. There were no outstanding accounts payable to that vendor as of July 31, 2018.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our Consolidated Financial Statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, which contained, among other risk factors, a description of the issues that may arise with the implementation of our new enterprise resource planning system which became operational on August 1, 2018.

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other clay-like sorbent materials. Our principal products include agricultural and horticultural chemical carriers, animal health and nutrition products, bleaching clay and fluid purification aids, cat litter, industrial and automotive floor absorbents and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: Retail and Wholesale Products Group and Business to Business Products Group, as described in Note 7 of the Notes to unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2018 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2017

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended October 31, 2018 were $66,143,000, compared to $66,646,000 for the three months ended October 31, 2017. Net sales were up for the Retail and Wholesale Products Group, but were down for the Business to Business Products Group.

Consolidated gross profit for the three months ended October 31, 2018 was $16,010,000, which was 24.2% of net sales, compared to $18,975,000, which was 28.5% of net sales, for the first quarter of fiscal year 2018. Gross profit was negatively impacted by higher freight, packaging and non-fuel manufacturing costs, which were partially offset by lower natural gas costs. Freight costs per ton increased more than 20% over the same quarter of the prior fiscal year. A shortage of drivers and new regulations in the trucking industry resulted in less truck availability and higher freight rates. The truck shortage has shifted transportation demand to railroads, which are also facing capacity constraints. Furthermore, we incurred additional freight costs for an increased number of product transfers between our plants and warehouses to support customer service during the start up of our new enterprise resource planning (“ERP”) system on August 1, 2018, and during disruptions due to Hurricane Michael. Packaging costs per ton were approximately 13% higher compared to the first quarter of the prior fiscal year. Significant amounts of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices, including both resin and paper-based packaging. Non-fuel manufacturing costs per ton produced were up approximately 5%, including higher labor costs. In addition, our plants incurred some processing interruptions during the ERP system startup and one plant lost electricity for three days after Hurricane Michael. Conversely, the cost per manufactured ton for natural gas used to operate kilns that dry our clay was approximately 6% lower in the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018.

Total SG&A expenses were approximately 2% higher for the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018. The discussion below describes the SG&A expenses allocated to the operating segments. The remaining unallocated corporate expenses in the first quarter of fiscal year 2019 were approximately 10% lower compared to the first quarter of the prior year. This decrease was due primarily to a lower estimated annual incentive bonus accrual, which was partially offset by higher costs related to the implementation of our new ERP system. The bonus accruals were based on performance targets established for each fiscal year.

A tax benefit of $50,000 was recorded for the first quarter of fiscal year 2019, compared to tax expense of $789,000 for the first quarter of fiscal year 2018. See Note 10 of the Notes to unaudited Condensed Consolidated Financial Statements for further information about income taxes.

Consolidated net income of $906,000 was reported for the first quarter of fiscal year 2019, a 70% decrease compared to net income of $3,050,000 for the first quarter of fiscal year 2018. The increased costs for freight, packaging, manufacturing and SG&A described above drove the decline in net income. Diluted net earnings per share of $0.12 was reported for the first quarter of fiscal year 2019, compared to diluted net income per share of $0.41 for the first quarter of fiscal year 2018.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first quarter of fiscal year 2019 were $25,326,000, a decrease of $1,761,000, or 7%, from net sales of $27,087,000 for the first quarter of fiscal year 2018. Net sales of fluids purification products were down approximately 6%. Price competition due to the strength of the U.S. Dollar in Brazil resulted in loss of sales to local suppliers. This decline was partially offset by higher domestic sales of fluids purification products due to the characteristics of recent crops that are processed to create edible oils. Net sales of our co-packaged coarse cat litter for the first quarter were down approximately 15% compared to the first quarter of the prior year. Net sales of our animal health and nutrition products were approximately 10% lower than the first quarter of the prior year. Sales of these products to Asia weakened due to a swine virus outbreak and sales to a distributor in Africa were down due to timing of orders. Net sales of agricultural and horticultural products were essentially flat.

SG&A expenses for the Business to Business Products Group were approximately 5% higher compared to the first quarter of fiscal year 2018, due primarily to increased costs to promote our animal health and nutrition products.

The Business to Business Products Group’s operating income for the first quarter of fiscal year 2019 was $7,032,000, a decrease of $1,844,000, or 21%, from operating income of $8,876,000 in the first quarter of fiscal year 2018. Operating income declined as the result of lower sales and higher SG&A expenses as discussed above, along with increased freight, packaging and manufacturing costs. See “Consolidated Results” above for further discussion of freight, packaging and manufacturing costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first quarter of fiscal year 2019 were $40,817,000, an increase of $1,258,000, or 3%, from net sales of $39,559,000 for the first quarter of fiscal year 2018. Total cat litter net sales were 5% higher compared to the first quarter of fiscal year 2018, driven by sales of private label lightweight and traditional scoopable litters. Sales of private label scoopable litters increased to existing customers and a new customer provided incremental sales. In addition, sales of private label coarse litter to our largest customer were up compared to the first quarter of the prior year. Both our branded scoopable and coarse litter sales also contributed to the overall sales increase, including more e-commerce sales of our lightweight litter. Net sales of industrial and automotive absorbent products were down slightly compared to the first quarter of fiscal year 2018.

SG&A expenses for the Retail and Wholesale Products Group were approximately 22% higher compared to the first quarter of fiscal year 2018. The increase was driven by about $416,000 higher advertising expense, including spending for television and social media promotional integrations with a national talk show. We expect advertising expense for the full year of fiscal year 2019 to be similar to fiscal year 2018. SG&A expense also included customer compliance fees for shipping and data communication problems during the start up of the ERP system.

For the first quarter of fiscal year 2019, the Retail and Wholesale Products Group reported operating income of $9,000, a decrease of $2,356,000, compared to operating income of $2,365,000 for the first quarter of fiscal year 2018. The decrease in operating income was driven by increased freight, packaging and manufacturing costs, along with higher SG&A expenses, as discussed above. These cost increases were partially offset by higher sales. See “Consolidated Results” above for further discussion of freight, packaging and manufacturing costs.

FOREIGN OPERATIONS

Foreign operations included our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China and Mexico, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first quarter of fiscal year 2019 were $3,443,000, a 17% increase compared to net sales of $2,937,000 in the first quarter of fiscal year 2018. Our subsidiary in Mexico was acquired in the fourth quarter of fiscal year 2018 and provided small amount of incremental sales in the first quarter of fiscal 2019. Net sales were up slightly for fluids purification products sold by our subsidiary in the United Kingdom, due primarily to higher sales to a major customer. Net sales were also up for cat litter sold by our subsidiary in Canada, due primarily to increased distribution and promotion. Partially offsetting these increases were lower sales of animal health and nutrition products by our subsidiary in China. Our foreign subsidiaries' net sales represented approximately 5% and 4% of consolidated net sales during the first quarters of fiscal years 2019 and 2018, respectively.

Our foreign subsidiaries reported net income attributable to Oil-Dri of $236,000 for the first quarter of fiscal year 2019, compared to net income of $199,000 for the first quarter of fiscal year 2018. The improved profitability was driven by the increased sales discussed above, which was partially offset by unfavorable changes in foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; making pension contributions; and business acquisitions. During the first three months of fiscal year 2019, we principally used cash generated from operations to fund these requirements.

The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended October 31,
	2018	2017
Net cash provided by operating activities	$684	$2,568
Net cash provided by investing activities	424	1,431
Net cash used in financing activities	(4,845)	(4,663)
Effect of exchange rate changes on cash and cash equivalents	(1)	(30)
Net decrease in cash and cash equivalents	$(3,738)	$(694)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first three months of fiscal years 2019 and 2018 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $6,410,000 in the first three months of fiscal year 2019 compared to a decrease of $696,000 in the first three months of fiscal year 2018. The implementation of the new ERP system on August 1, 2018 resulted in delays in sending invoices to some customers, which had an adverse impact on our cash flow. The variation in accounts receivable balances also reflected differences in the level and timing of sales and collections, as well as the payment terms provided to various customers.

Inventory increased $2,933,000 in the first three months of fiscal year 2019 compared to an increase of $154,000 in the first three months of fiscal year 2018. Finished goods, packaging and other raw materials inventories increased due to anticipated sales requirements and processing interruptions during the new ERP system implementation.

Prepaid expenses increased $1,196,000 in the first three months of fiscal year 2019 compared to an increase of $1,361,000 in the first three months of fiscal year 2018. Prepayments of annual insurance premiums contributed to the increase in both fiscal years. In addition, prepaid income taxes increased in the first three months of fiscal year 2019 and prepaid advertising expenses increased the first three months of fiscal year 2018.

Accounts payable increased $7,290,000 in the first three months of fiscal year 2019 compared to a decrease of $825,000 in the first three months of fiscal year 2018. Higher costs for packaging and other operating expenses contributed to the increase in accounts payable at the end of the first quarter of fiscal year 2019. In addition, we carefully managed our cash flow during the first quarter due to transitional issues related to the new ERP system. Trade and freight payables varied in both periods due to the timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses decreased $1,780,000 in the first three months of fiscal year 2019 compared to a decrease of $3,275,000 in the first three months of fiscal year 2018. The payout of the prior fiscal year's discretionary incentive bonus drove lower accrued salaries in the first three months of both fiscal years. Furthermore, the accrual at the end of the first quarter of fiscal 2019 was significantly lower than as of the same period in the prior fiscal year. Accrued plant expenses also fluctuated due to timing of payments, changes in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Net cash provided by investing activities

Cash provided by investing activities was $424,000 in the first three months of fiscal year 2019 compared to cash provided by investing activities of $1,431,000 in the first three months of fiscal year 2018. Purchases and dispositions of investment securities in both periods were impacted by variations in the timing of investment maturities, the operating cash needs of the Company and the availability of investment options. Cash used for capital expenditures was $4,058,000 and $4,045,000 in the first three months of fiscal years 2019 and 2018, respectively.

Net cash used in financing activities

Cash used in financing activities of $4,845,000 in the first three months of fiscal year 2019 was comparable to cash used in financing activities of $4,663,000 in the first three months of fiscal year 2018.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,984,000 as of October 31, 2018 were slightly lower than the October 31, 2017 balances of $2,051,000. See further discussion in “Foreign Operations” above.

We have a $25,000,000 unsecured revolving credit agreement with BMO Harris which expires on December 4, 2019. The agreement also provides for a maximum of $5,000,000 for foreign letters of credit. Under the agreement we may select a variable interest rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of October 31, 2018, the variable rates would have been 5.25% for the BMO Harris prime-based rate or 3.46% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of October 31, 2018 and 2017 we were in compliance with the covenants. There were no borrowings during the first three months of either fiscal years 2019 or 2018.

As of October 31, 2018, we had remaining authority to repurchase 296,277 shares of Common Stock under a repurchase plan approved by our Board of Directors (the “Board”). In addition, on March 21, 2018, the Board authorized the repurchase of 300,000 shares of Class B Stock; however, there have been no repurchases of Class B Stock. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, deferred compensation payouts, dividend payments and debt service obligations for at least the next 12 months. We plan to continue promoting our lightweight cat litter products and we expect advertising expense in fiscal year 2019 to similar to fiscal year 2018. We also anticipate that our capital expenditures for the full fiscal year 2019 will be higher than in fiscal year 2018 due to planned spending at our manufacturing facilities. We do not believe that these increased cash outflows will dramatically impact our cash position; however our cash requirements are subject to change as business conditions warrant and opportunities arise.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of financial condition and results of operations is based on our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates and assumptions are revised periodically. Actual results could differ from these estimates. See the information concerning our critical accounting policies included under “Management’s Discussion of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018.

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

Changes in Internal Control over Financial Reporting

The Company is engaged in a multi-year implementation of a new ERP system designed to upgrade our technology and improve our financial and operational information. While the Company believes that this new system and related changes to internal controls will ultimately strengthen its internal control over financial reporting, there are inherent risks in implementing a new ERP system. The Company has appropriately considered these changes in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, that the implementation of the new ERP in these circumstances has not materially changed the effectiveness of its internal control over financial reporting.

There were no changes, other than those described herein, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 3, 2015, we brought suit in the United States District Court for the Northern District of Illinois, Eastern Division, against Nestlé Purina PetCare Company (“Nestlé”) seeking monetary damages and injunctive relief based on Nestlé’s alleged infringement of a patent held by us. The case was stayed for approximately two years, pending the Inter Partes Review (“IPR”) discussed immediately below; the stay was lifted in March 2017, and fact discovery is now complete in the case, and expert discovery is currently proceeding. The Court provided the parties with a claim construction decision on September 5, 2018, and has set a March 18, 2019 trial date.

On February 14, 2015, Nestlé filed a petition for the IPR with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to challenge certain of the claims in our patent. The PTAB agreed to consider Nestlé’s petition, but on June 20, 2016, issued an order stating that Nestlé had not shown by a preponderance of the evidence that any of the challenged claims in our patent are unpatentable. In July 2016, Nestlé filed a motion for reconsideration of the PTAB’s decision, which was denied in February 2017. Nestlé timely filed an appeal of the PTAB’s decision to the U.S. Court of Appeals for the Federal Circuit. In November 2017, Nestlé filed a motion in that Court to remand the case to the PTAB for consideration of additional evidence that it claims should have been provided to the PTAB. On June 11, 2018, the Federal Circuit remanded the case back to the Board based on the agreement of the parties to consider an expanded record, as well as for the Board to consider the previously non-instituted grounds set forth in Nestle’s IPR Petition. Briefing concerning these issues has now been completed, and the parties are awaiting a final decision in the IPR from the Board.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2018, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarizes our Common Stock purchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES [1]
	(a)	(b)	(c)	(d)
For the Three Months Ended October 31, 2018	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]
August 1, 2018 to August 31, 2018	—	—	—	300,822
September 1, 2018 to September 30, 2018	—	—	—	300,822
October 1, 2018 to October 31, 2018	4,545	$29.79	—	296,277

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. Our Board of Directors authorized the repurchase of 300,000 shares of Class B Stock on March 12, 2018, however there have been no repurchases of Class B Stock as of October 31, 2018, and the authorized Class B Stock is not included in the table above. No shares of our Class

A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 filed with the SEC.

2 Our Board of Directors authorized repurchases of 250,000 shares of Common Stock on March 11, 2011 and authorized the repurchase of an additional 250,000 shares on June 14, 2012. These authorizations do not have a stated expiration date. The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under these authorizations.

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

Dated:  December 7, 2018

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