Form 10-Q
period 2019-01-31
Oil-Dri Corp of America
filed 2019-03-11
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended January 31, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2019.
Common Stock – 5,311,462 Shares and Class B Stock – 2,251,738 Shares

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

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	January 31, 2019	July 31, 2018
Current Assets
Cash and cash equivalents	$9,375	$12,757
Short-term investments	480	7,124
Accounts receivable, less allowance of $690 and $817 at January 31, 2019 and July 31, 2018, respectively	38,282	33,602
Inventories	28,123	22,521
Prepaid repairs expense	4,116	4,111
Prepaid expenses and other assets	1,924	2,899
Total Current Assets	82,300	83,014

Property, Plant and Equipment
Cost	241,425	236,091
Less accumulated depreciation and amortization	(155,232)	(149,385)
Total Property, Plant and Equipment, Net	86,193	86,706

Other Assets
Goodwill	9,262	9,262
Trademarks and patents, net of accumulated amortization of $283 and $267 at January 31, 2019 and July 31, 2018, respectively	1,298	1,220
Customer list, net of accumulated amortization of $5,918 and $5,540 at January 31, 2019 and July 31, 2018, respectively	1,867	2,245
Deferred income taxes	7,013	7,349
Other	5,204	4,886
Total Other Assets	24,644	24,962

Total Assets	$193,137	$194,682

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	January 31, 2019	July 31, 2018
Current Liabilities
Current maturities of notes payable	$3,083	$3,083
Accounts payable	7,882	6,543
Dividends payable	1,680	1,627
Accrued expenses:
Salaries, wages and commissions	4,518	8,974
Trade promotions and advertising	1,132	1,280
Freight	5,302	1,767
Other	7,492	7,675
Total Current Liabilities	31,089	30,949

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $46 and $60 at January 31, 2019 and July 31, 2018, respectively	3,038	6,107
Deferred compensation	5,664	6,100
Pension and postretirement benefits	16,474	15,906
Other	4,108	3,735
Total Noncurrent Liabilities	29,284	31,848

Total Liabilities	60,373	62,797

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,236,449 shares at January 31, 2019 and 8,086,849 shares at July 31, 2018	823	809
Class B Stock, par value $.10 per share, issued 2,576,479 shares at January 31, 2019 and 2,468,979 shares at July 31, 2018	258	247
Additional paid-in capital	39,730	38,473
Retained earnings	158,788	158,935
Noncontrolling interest	5	(18)
Accumulated Other Comprehensive Loss:
Pension and postretirement benefits	(10,093)	(10,384)
Cumulative translation adjustment	(267)	(231)
Total Accumulated Other Comprehensive Loss	(10,360)	(10,615)
Less Treasury Stock, at cost (2,924,987 Common and 324,741 Class B shares at January 31, 2019 and 2,914,092 Common and 324,741 Class B shares at July 31, 2018)	(56,480)	(55,946)
Total Stockholders’ Equity	132,764	131,885

Total Liabilities & Stockholders’ Equity	$193,137	$194,682

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Six Months Ended January 31,
	2019	2018

Net Sales	$136,023	$135,540
Cost of Sales (1)	(104,609)	(96,908)
Gross Profit	31,414	38,632
Selling, General and Administrative Expenses (1)	(27,584)	(29,234)
Income from Operations	3,830	9,398

Other Income (Expense)
Interest expense	(293)	(400)
Interest income	96	119
Other, net (1)	39	(207)
Total Other Expense, Net	(158)	(488)

Income Before Income Taxes	3,672	8,910
Income Tax Expense	(456)	(6,956)
Net Income	3,216	1,954
Net Income Attributable to Noncontrolling Interest	23	—
Net Income Attributable to Oil-Dri	3,193	1,954

Retained Earnings:
Balance at beginning of period	158,935	154,735
Cash dividends declared	(3,340)	(3,118)
Balance at End of Period	$158,788	$153,571

Net Income Per Share
Basic Common	$0.46	$0.29
Basic Class B Common	$0.34	$0.22
Diluted Common	$0.42	$0.26
Average Shares Outstanding
Basic Common	5,099	5,030
Basic Class B Common	2,069	2,097
Diluted Common	7,242	7,215
Dividends Declared Per Share
Basic Common	$0.4800	$0.4600
Basic Class B Common	$0.3600	$0.3450

(1) Prior year amounts have been retrospectively adjusted to conform to the current year presentation of the non-service cost components of net periodic benefit cost required by new guidance under Accounting Standards Codification (“ASC”) 715, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 2 of the Notes to unaudited Condensed Consolidated Financial Statements for details.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Six Months Ended January 31,
	2019	2018

Net Income Attributable to Oil-Dri	$3,193	$1,954

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	291	418
Cumulative translation adjustment	(36)	70
Other Comprehensive Income	255	488
Total Comprehensive Income	$3,448	$2,442

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended January 31,
	2019	2018

Net Sales	$69,880	$68,894
Cost of Sales (1)	(54,476)	(49,237)
Gross Profit	15,404	19,657
Selling, General and Administrative Expenses (1)	(12,577)	(14,474)
Income from Operations	2,827	5,183

Other Income (Expense)
Interest expense	(142)	(199)
Interest income	47	65
Other, net (1)	56	22
Total Other Expense, Net	(39)	(112)

Income Before Income Taxes	2,788	5,071
Income Tax Expense	(506)	(6,167)
Net Income (Loss)	2,282	(1,096)
Net Loss Attributable to Noncontrolling Interest	(5)	—
Net Income (Loss) Attributable to Oil-Dri	2,287	(1,096)

Net Income (Loss) Per Share
Basic Common	$0.33	$(0.17)
Basic Class B	$0.25	$(0.12)
Diluted Common	$0.30	$(0.15)
Average Shares Outstanding
Basic Common	5,121	5,035
Basic Class B	2,068	2,104
Diluted Common	7,229	7,139
Dividends Declared Per Share
Basic Common	$0.2400	$0.2300
Basic Class B	$0.1800	$0.1725

(1) Prior year amounts have been retrospectively adjusted to conform to the current year presentation of the non-service cost components of net periodic benefit cost required by new guidance under Accounting Standards Codification (“ASC”) 715, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 2 of the Notes to unaudited Condensed Consolidated Financial Statements for details.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended January 31,
	2019	2018

Net Income (Loss) Attributable to Oil-Dri	$2,287	$(1,096)

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	124	237
Cumulative translation adjustment	28	144
Other Comprehensive Income	152	381
Total Comprehensive Income (Loss)	$2,439	$(715)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Six Months Ended January 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2019	2018
Net Income	$3,216	$1,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,539	6,413
Amortization of investment net discount	(10)	(57)
Stock-based compensation	898	770
Deferred income taxes	106	5,312
Provision for bad debts and cash discounts	(168)	155
Loss on the sale of fixed assets	1	31
Life insurance benefits	—	(334)
(Increase) Decrease in assets:
Accounts receivable	(4,529)	362
Inventories	(5,607)	75
Prepaid expenses	970	(51)
Other assets	(422)	55
Increase (Decrease) in liabilities:
Accounts payable	2,295	(743)
Accrued expenses	(1,390)	(3,637)
Deferred compensation	(436)	268
Pension and postretirement benefits	859	649
Other liabilities	370	407
Total Adjustments	(524)	9,675
Net Cash Provided by Operating Activities	2,692	11,629

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,199)	(6,850)
Proceeds from sale of property, plant and equipment	—	11
Purchases of short-term investments	(3,948)	(24,101)
Dispositions of short-term investments	10,602	25,840
Net Cash Provided by (Used in) Investing Activities	455	(5,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,083)	(3,083)
Dividends paid	(3,287)	(3,112)
Purchase of treasury stock	(135)	(27)
Net Cash Used in Financing Activities	(6,505)	(6,222)
Effect of exchange rate changes on Cash and Cash Equivalents	(24)	(21)
Net (Decrease) Increase in Cash and Cash Equivalents	(3,382)	286
Cash and Cash Equivalents, Beginning of Period	12,757	9,095
Cash and Cash Equivalents, End of Period	$9,375	$9,381

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Six Months Ended January 31,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$416	$890
Cash dividends declared and accrued, but not paid	$1,680	$1,559

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. In addition, certain prior year reclassifications were made to conform to the current year presentation. Operating results for the three and six months ended January 31, 2019 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2019.

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

Summary of Significant Accounting Policies

Except as described herein, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 have not materially changed. However, the unaudited Condensed Consolidated Financial Statements reflect changes required upon adoption of new accounting guidance, as described in Note 2 of the Notes to unaudited Condensed Consolidated Financial Statements. The following is a description of certain of our significant accounting policies.

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

We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $96,000 and $390,000 as of January 31, 2019 and July 31, 2018, respectively. This liability is reported in Other Accrued Expenses on the Condensed Consolidated Balance Sheet. Revenue recognized during the second quarter ended January 31, 2019 that was included in the liability for advance payments at the beginning of the period was $84,000.

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
In March 2017, the FASB issued guidance under ASC 715, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires presenting the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. This standard also requires that other components of the net periodic benefit cost be presented separately from the line items that includes service costs and outside of any subtotal of operating income, if one is presented, on a retrospective basis. We adopted this new guidance in the first quarter of fiscal 2019 and accordingly recorded the non-service cost components of net periodic benefit cost in Other Income (Expense) in the line item Other, net on the unaudited Condensed Consolidated Statements of Income and Retained Earnings. As such, the adoption did not have a material impact on our Consolidated Financial Statements. See Note 6 of the Notes to unaudited Condensed Consolidated Financial Statements for further information about our pension and postretirement health plans.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	January 31, 2019	July 31, 2018
Finished goods	$17,747	$14,223
Packaging	6,177	5,349
Other	4,199	2,949
Total Inventories	$28,123	$22,521

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We performed a detailed review of our inventory items to determine if an obsolescence reserve adjustment was necessary. The review surveyed all of our operating facilities and sales groups to ensure that both historical issues and new market trends were considered. The obsolescence reserve not only considered specific items, but also took into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at January 31, 2019 and July 31, 2018 were $1,028,000 and $1,136,000, respectively.

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
Level 3: Unobservable inputs.

Cash equivalents of $7,163,000 and $9,920,000 as of January 31, 2019 and July 31, 2018, respectively, were classified as Level 1. These cash instruments are primarily money market mutual funds and are included in cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheet.

Short-term investments included U.S. Treasury securities and certificates of deposit. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost, which approximated fair value as of January 31, 2019 and July 31, 2018.

Balances of accounts receivable and accounts payable approximated their fair values at January 31, 2019 and July 31, 2018 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $6,384,000 and $9,553,000 as of January 31, 2019 and July 31, 2018, respectively, and are classified as Level 2. The fair value as of January 31, 2019, was determined using the exit price notion of fair value required by the adoption of new accounting guidance for fiscal year 2019, as discussed in Note 2 of the Notes to unaudited Condensed Consolidated Financial Statements.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible amortization expense was $209,000 and $253,000 in the second quarter of fiscal years 2019 and 2018, respectively. Intangible amortization expense was $419,000 and $507,000 in the first six months of fiscal years 2019 and 2018, respectively. Estimated intangible amortization for the remainder of fiscal year 2019 is $417,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2020	$667
2021	$483
2022	$333
2023	$201
2024	$68

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

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2019	2018	2019	2018
Service cost	$391	$438	$813	$862
Interest cost	517	517	1,057	1,014
Expected return on plan assets	(703)	(485)	(1,405)	(971)
Amortization of:
Prior service costs	1	—	1	1
Other actuarial loss	165	354	386	641
Net periodic benefit cost	$371	$824	$852	$1,547

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2019	2018	2019	2018
Service cost	$25	$25	$52	$54
Interest cost	24	19	49	43
Amortization of:
Prior service costs	(2)	(1)	(3)	(3)
Other actuarial loss	—	(5)	—	—
Net periodic benefit cost	$47	$38	$98	$94

The non-service cost components of net periodic benefit cost are included in Other Income (Expense) in the line item Other, net on the unaudited Condensed Consolidated Statements of Income and Retained Earnings.

The pension plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We were not required to make, and did not make, a contribution to the pension plan during the first six months of fiscal year 2019. We have no minimum funding requirements for the remainder of fiscal year 2019.

We made a significant voluntary contribution to the pension plan in excess of the minimum required contribution in the third quarter of fiscal year 2018. This voluntary contribution improved the plan's funded status and contributed to a lower net periodic benefit expense for the second quarter and the first six months of fiscal year 2019 compared to the same period in the prior year. The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three and Six Months Ended January 31,
	2019	2018	2019	2018
Discount rate for net periodic benefit cost	4.04%	3.75%	3.81%	3.26%
Rate of increase in compensation levels	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.00%	7.00%	—	—

The medical cost trend assumption for postretirement health benefits was 7.50%. The graded trend rate is expected to decrease to an ultimate rate of 4.50% in fiscal year 2038.

7. OPERATING SEGMENTS

We have two operating segments: (1) Business to Business Products Group and (2) Retail and Wholesale Products Group. These operating segments are managed separately and each segment's major customers have different characteristics. The Retail and Wholesale Products Group customers include: mass merchandisers; wholesale clubs; drugstore chains; pet specialty retail outlets; dollar stores; retail grocery stores; distributors of industrial cleanup and automotive products; environmental service companies; and sports field product users. The Business to Business Products Group customers include: processors and refiners of edible oils, petroleum-based oils and biodiesel fuel; manufacturers of animal feed and agricultural chemicals; distributors of animal health and nutrition products; and marketers of consumer products. Our operating segments are also our reportable segments. The accounting policies of the segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018.

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Six Months Ended January 31,
Product	2019	2018	2019	2018
Cat Litter	$6,502	$7,073	$67,613	$64,286
Industrial and Sports	—	—	15,429	15,686
Agricultural and Horticultural	12,698	12,979	—	—
Bleaching Clay and Fluids Purification	24,454	25,545	1,197	1,126
Animal Health and Nutrition	8,130	8,845	—	—
Net Sales	$51,784	$54,442	$84,239	$81,098

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended January 31,
Product	2019	2018	2019	2018
Cat Litter	$3,287	$3,273	$35,218	$33,464
Industrial and Sports	—	—	7,652	7,569
Agricultural and Horticultural	6,646	6,936	—	—
Bleaching Clay and Fluids Purification	12,559	12,928	552	506
Animal Health and Nutrition	3,966	4,218	—	—
Net Sales	$26,458	$27,355	$43,422	$41,539

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

	Assets
	January 31, 2019	July 31, 2018
	(in thousands)
Business to Business Products Group	$60,283	$65,143
Retail and Wholesale Products Group	93,950	89,623
Unallocated Assets	38,904	39,916
Total Assets	$193,137	$194,682

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

	For the Six Months Ended January 31,
	Net Sales		Income (Loss)
	2019	2018	2019	2018
	(in thousands)
Business to Business Products Group	$51,784	$54,442	$14,304	$18,635
Retail and Wholesale Products Group	84,239	81,098	2,662	4,787
Net Sales	$136,023	$135,540
Corporate Expenses			(13,136)	(14,024)
Income from Operations			3,830	9,398
Total Other Expense, Net			(158)	(488)
Income before Income Taxes			3,672	8,910
Income Tax Expense			(456)	(6,956)
Net Income			3,216	1,954
Net Income Attributable to Noncontrolling Interest			23	—
Net Income Attributable to Oil-Dri			$3,193	$1,954

	For the Three Months Ended January 31,
	Net Sales		Income (Loss)
	2019	2018	2019	2018
	(in thousands)
Business to Business Products Group	$26,458	$27,355	$7,272	$9,759
Retail and Wholesale Products Group	43,422	41,539	2,653	2,422
Net Sales	$69,880	$68,894
Corporate Expenses			(7,098)	(6,998)
Income from Operations			2,827	5,183
Total Other Expense, Net			(39)	(112)
Income before Income Taxes			2,788	5,071
Income Tax Expense			(506)	(6,167)
Net Income (Loss)			2,282	(1,096)
Net Loss Attributable to Noncontrolling Interest			(5)	—
Net Income (Loss) Attributable to Oil-Dri			$2,287	$(1,096)

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

Restricted Stock

All of our non-vested restricted stock as of January 31, 2019 was issued under the 2006 Plan with vesting periods generally between two years and five years. We determined the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 117,000 restricted shares of Common Stock and 7,000 restricted shares of Class B Stock granted during the second quarter of fiscal year 2019. No restricted stock was granted during the second quarter of fiscal year 2018. Stock-based compensation expense related to non-vested restricted stock was $229,000 and $426,000 for the second quarter of fiscal years 2019 and 2018, respectively. Stock-based compensation expense related to non-vested restricted stock was $889,000 and $928,000 for the first six months of fiscal years 2019 and 2018, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2018	178	$32.74
Granted	273	$33.00
Vested	(60)	$31.82
Forfeitures	(22)	$30.21
Non-vested restricted stock outstanding at January 31, 2019	369	$33.23

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of January 31, 2019 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2018	$(10,384)		$(231)	$(10,615)
Other comprehensive loss before reclassifications, net of tax	—		(36)	(36)
Amounts reclassified from accumulated other comprehensive income, net of tax	291	(a)	—	291
Net current-period other comprehensive income (loss), net of tax	291		(36)	255
Balance as of January 31, 2019	$(10,093)		$(267)	$(10,360)

(a) Amount is net of tax expense of $93,000. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 6 of the Notes to unaudited Condensed Consolidated Financial Statements for further information.

10. RELATED PARTY TRANSACTIONS

One member of our Board of Directors is the President and Chief Executive Officer of a customer of ours. That customer was a customer of ours before the board member joined that customer and before he became a member of our Board of Directors. Total net sales to that customer, including sales to subsidiaries of that customer, were $105,000 and $77,000 for the second quarters of fiscal years 2019 and 2018, respectively, and were $202,000 and $163,000 for the first six months of fiscal years 2019 and 2018, respectively. Outstanding accounts receivable from that customer, and its subsidiaries, were $45,000 and $14,000 as of January 31, 2019 and July 31, 2018, respectively.

One member of our Board of Directors, and of the Compensation Committee of our Board of Directors, is the President and Chief Executive Officer as well as a director and shareholder of a law firm that regularly provides services to us. Total payments to that vendor for fees and cost reimbursements were $51,000 and $53,000 for the second quarters of fiscal years 2019 and 2018, respectively, and were $97,000 and $116,000 for the first six months of fiscal years 2019 and 2018, respectively. There were no outstanding accounts payable to that vendor as of January 31, 2019 or July 31, 2018.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2019 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2018

CONSOLIDATED RESULTS

Consolidated net sales for the six months ended January 31, 2019 were $136,023,000, compared to net sales of $135,540,000 for the six months ended January 31, 2018. Net sales were up for our Retail and Wholesale Products Group and were down for our Business to Business Products Group. Both groups reported lower operating income, as discussed further below.

Consolidated gross profit for the first six months of fiscal year 2019 was $31,414,000, or 23.1% of net sales, compared to $38,632,000, or 28.5% of net sales, for the first six months of fiscal year 2018. Gross profit was negatively impacted by higher freight, packaging and manufacturing costs, including higher natural gas costs. Freight costs per ton were up over 20%, an increase of about $4,000,000 compared to the first six months of fiscal year 2018. A shortage of drivers combined with the impact of government regulations in the trucking industry (new regulations went into effect during the second quarter of our fiscal year 2018) resulted in less truck availability and higher freight rates. The truck shortage has shifted transportation demand to railroads, which are also facing capacity constraints. Furthermore, we incurred additional freight costs for an increased number of product transfers between our plants and warehouses to support customer service during the implementation of our new enterprise resource planning (“ERP”) system on August 1, 2018, and during disruptions due to Hurricane Michael in the first quarter of fiscal year 2019. Packaging costs per ton were approximately 12% higher, an increase of about $1,700,000 compared to the first six months of the prior fiscal year. Significant amounts of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices. Higher costs for both our resin and paper-based packaging reflected changes in their respective commodity prices. Non-fuel manufacturing costs per ton produced were up approximately 7% compared to the same period in the prior fiscal year. An increase in tons produced contributed to higher costs for labor, warehouse rental, product transfers and waste disposal. Repairs expense also increased for mining equipment and preventative maintenance. In addition, during the first quarter of fiscal 2019 some processing interruptions occurred at our plants due to the ERP system implementation and one plant lost electricity for three days after Hurricane Michael. Finally, the cost of natural gas used to operate kilns that dry our clay was approximately 11% higher per manufactured ton in the first six months of fiscal year 2019 compared to the first six months of fiscal year 2018.

Total SG&A expenses were 6% lower for the first six months of fiscal year 2019 compared to the first six months of fiscal year 2018. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments. The remaining unallocated corporate expenses included a lower estimated annual incentive bonus accrual and lower actuarially determined costs for our pension and postretirement health plans. The incentive bonus accruals were based on performance targets established for each fiscal year. Pension and postretirement health plan costs are discussed further in Note 6 of the Notes to unaudited Condensed Consolidated Financial Statements. These lower costs were partially offset by additional expenses of approximately $1,200,000 related to the new ERP system implementation.

Tax expense for the first six months of fiscal year 2019 was $456,000, compared to $6,956,000 for the first six months of fiscal year 2018. Tax expense for the first six months of fiscal year 2018 included a one-time adjustment of $5,091,000 for the impact on deferred income tax assets under the Tax Cuts and Jobs Act (the "2017 Tax Act"), which was enacted in December 2017. Excluding this adjustment, the effective tax rate for the first six months of fiscal year 2018 would have been 21%. The 2017 Tax Act also lowered the U.S. federal corporate tax rate, as reflected in our effective tax rate of 12% for the first six months of fiscal year 2019. We used an estimated annual effective tax rate in determining our quarterly provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

Consolidated net income for the first six months of fiscal year 2019 was $3,193,000, a 63% increase from net income of $1,954,000 for the first six months of fiscal year 2018. Net income for the first six months of fiscal year 2019 was significantly impacted by higher freight, packaging and non-fuel manufacturing costs, which more than offset the lower SG&A expenses. Net income for the first six months of fiscal year 2018 included the one-time $5,091,000 tax expense adjustment for the impact of the 2017 Tax Act discussed above.

Diluted net income per share was $0.42 for the first six months of fiscal year 2019, compared to $0.26 for the first six months of fiscal year 2018. The tax expense adjustment discussed above effectively reduced diluted net income per share by $0.69 for the first six months of fiscal year 2018.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first six months of fiscal year 2019 were $51,784,000, a decrease of $2,658,000, or 5%, from net sales of $54,442,000 for the first six months of fiscal year 2018. Net sales of fluids purification products were down approximately 4% compared to the first six months of the prior year. Price competition due to the strength of the U.S. Dollar resulted in a loss of international sales to local suppliers, particularly in Brazil. New competitors in other foreign markets also negatively impacted sales. This decline was partially offset by higher domestic sales of fluids purification products due to increased customer requirements as a result of the characteristics of recent crops that are processed to create edible oils. Net sales of our animal health and nutrition products decreased approximately 8% compared to the first six months of the prior year. A swine virus outbreak in China in August of 2018 impacted the pork market and weakened sales of our products in Asia, including for our subsidiary in China discussed in “Foreign Operations” below. In contrast, sales of animal health products improved in Latin America to new and existing distributors. Net sales of our co-packaged coarse cat litter were down approximately 8% compared to the first six months of the prior year. Net sales of agricultural and horticultural chemical carrier products decreased approximately 2%. Reduced sales of our traditional carrier granules were partially offset by increased sales of our engineered granules.

SG&A expenses for the Business to Business Products Group were approximately 2% lower for the first six months of fiscal year 2019 compared to the same period of the prior year, including lower net compensation-related costs that resulted from employee turnover.

The Business to Business Products Group’s operating income for the first six months of fiscal year 2019 was $14,304,000, a decrease of $4,331,000, or 23%, from operating income of $18,635,000 for the first six months of fiscal year 2018. The operating income decline was driven by the lower sales, discussed above, combined with higher freight, packaging and non-fuel manufacturing costs. See “Consolidated Results” above for further discussion of these costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first six months of fiscal year 2019 of $84,239,000, an increase of $3,141,000, or 4%, from net sales of $81,098,000 for the first six months of fiscal year 2018. Total cat litter net sales were 5% higher compared to the first six months of the prior year, driven by increased sales of private label lightweight and traditional scoopable litters. Sales of private label scoopable litters increased to existing customers and sales of private label coarse litter to our largest customer were higher compared to the first six months of the prior year. Our branded scoopable and coarse litter sales were essentially even with the same period in the prior year.

Net sales of industrial and automotive absorbent products decreased approximately 2% compared to the first six months of fiscal year 2018. Six month sales for our subsidiary in the United Kingdom were slightly higher, while sales for our subsidiary in Canada were slightly lower than the prior year. See “Foreign Operations” below for further discussion about the sales and types of products sold by our foreign subsidiaries.

SG&A expenses for the Retail and Wholesale Products Group were 5% lower compared to the first six months of fiscal year 2018. The decrease was driven by about $1,000,000 lower advertising expense. We have refocused much of our advertising to digital promotions and we expect advertising expense for the full year of fiscal 2019 to be lower than in fiscal 2018. Partially offsetting the lower advertising costs were approximately $700,000 increased customer compliance fees for shipping and data communication problems during the implementation of the ERP system.

The Retail and Wholesale Products Group's operating income for the first six months of fiscal year 2019 was $2,662,000, a decrease of $2,125,000, or 44%, from operating income of $4,787,000 for the first six months of fiscal year 2018. Higher freight, packaging and non-fuel manufacturing costs more than offset the benefits of increased sales and lower SG&A expenses. See “Consolidated Results” above for further discussion of freight, packaging and manufacturing costs.

FOREIGN OPERATIONS

Foreign operations included our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China and Mexico, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first six months of fiscal year 2019 were $6,482,000, a 7% increase compared to net sales of $6,047,000 during the first six months of fiscal year 2018. Our subsidiary in Mexico was acquired in the fourth quarter of fiscal year 2018 and provided incremental sales in the first six months of fiscal year 2019. Net sales were up slightly for fluids purification products sold by our United Kingdom subsidiary and for cat litter sold by our Canada subsidiary. Weaker exchange rates for the British Pound and Canadian Dollar moderated the positive impact of these sales increases when translated to the reported U.S. Dollar results. In addition, the outbreak of swine fever in Asia contributed to decline in sales of animal health and nutrition products by our subsidiary in China. Net sales by our foreign subsidiaries represented 5% and 4% of our consolidated net sales during the first six months of fiscal years 2019 and 2018, respectively.

Our foreign subsidiaries reported net income of $315,000 for the first six months of fiscal 2019, compared to net income of $635,000 for the first six months of fiscal 2018. The lower reported net income was due primarily to negative changes in foreign currency exchange rates and a reported loss by our subsidiary in Mexico.

Identifiable assets of our foreign subsidiaries as of January 31, 2019 were $9,643,000, compared to $8,343,000 as of January 31, 2018. The increase was attributed to the addition of our subsidiary in Mexico.

THREE MONTHS ENDED JANUARY 31, 2019 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2018

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended January 31, 2019 were $69,880,000, compared to $68,894,000 for the three months ended January 31, 2018. Net sales were up for the Retail and Wholesale Products Group and were down for the Business to Business Products Group.

Consolidated gross profit for the three months ended January 31, 2019 was $15,404,000, or 22.0% of net sales, compared to $19,657,000, or 28.5% of net sales, for the second quarter of fiscal year 2018. Gross profit was negatively impacted by higher manufacturing costs, including natural gas, as well as freight and packaging costs. Non-fuel manufacturing costs per ton produced were up approximately 9% compared to the second quarter in the prior fiscal year. An increase in tons produced contributed to higher costs for labor, warehouse rental, product transfers and waste disposal. Repairs expense also increased for mining equipment and preventative maintenance. The cost of natural gas used to operate kilns that dry our clay was approximately 25% higher per manufactured ton. Freight costs per ton were up approximately 20%, an increase of almost $2,000,000 over the same quarter of the prior fiscal year. A shortage of drivers combined with the impact of government regulations in the trucking industry (new regulations went into effect during the second quarter of our fiscal year 2018) resulted in less truck availability and higher freight rates. The truck shortage has shifted transportation demand to railroads, which are also facing capacity constraints. Packaging costs per ton were approximately 11% higher, an increase of about $900,000 compared to the second quarter of the prior fiscal year. Significant amounts of our packaging purchases are subject to contractual price adjustments throughout the year based on underlying commodity prices. Higher costs for both our resin and paper-based packaging reflected changes in their respective commodity prices.

Total SG&A expenses were approximately 13% lower for the second quarter of fiscal year 2019 compared to the second quarter of fiscal year 2018. The discussion below describes the SG&A expenses allocated to the operating segments. The remaining unallocated corporate expenses included a lower estimated annual incentive bonus accrual and lower actuarially determined costs for our pension and postretirement health plans. The incentive bonus accruals were based on performance targets established for each fiscal year. Pension and postretirement health plan costs are discussed further in Note 6 of the Notes to unaudited Condensed Consolidated Financial Statements. These lower costs were partially offset by additional expenses of approximately $250,000 related to the new ERP system implementation, as well as costs associated with executive personnel changes.

Tax expense was $506,000 for the second quarter of fiscal year 2019, compared to tax expense of $6,167,000 for the second quarter of fiscal year 2018. Tax expense for the second quarter of fiscal year 2018 included a one-time adjustment of $5,091,000 for the impact on deferred income tax assets under the 2017 Tax Act, which was enacted in December 2017. Excluding this adjustment, the effective tax rate for the second quarter of fiscal year 2018 would have been 21%. The 2017 Tax Act also lowered the U.S. federal corporate tax rate, as reflected in our effective tax rate of 18% for the second quarter of fiscal year 2019. We used an estimated annual effective tax rate in determining our quarterly provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

Consolidated net income of $2,287,000 was reported for the second quarter of fiscal year 2019, compared to net income of $1,096,000 for the second quarter of fiscal year 2018. Net income for the second quarter of fiscal year 2019 was significantly impacted by higher non-fuel manufacturing, freight and packaging costs, which more than offset the lower SG&A expenses. Net income for the second quarter of fiscal year 2018 included the one-time $5,091,000 tax expense adjustment for the impact of the 2017 Tax Act discussed above.

Diluted net earnings per share of $0.30 was reported for the second quarter of fiscal year 2019, compared to diluted net income per share of $0.15 for the second quarter of fiscal year 2018. The tax expense adjustment discussed above effectively reduced diluted net income per share by $0.69 for the second quarter of fiscal year 2018.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the second quarter of fiscal year 2019 were $26,458,000, a decrease of $897,000, or 3%, from net sales of $27,355,000 for the second quarter of fiscal year 2018. Net sales of fluids purification products were down approximately 3%. Price competition due to the strength of the U.S. Dollar resulted in a loss of international sales to local suppliers, particularly in Brazil. New competitors in other foreign markets also negatively impacted sales. This decline was partially offset by higher domestic sales of fluids purification products due to increased customer requirements as a result of the characteristics of recent crops that are processed to create edible oils. Net sales of our animal health and nutrition products were approximately 6% lower than the second quarter of the prior year. A swine virus outbreak in China in August of 2018 impacted the pork market and weakened sales of our products in Asia, including for our subsidiary in China discussed in “Foreign Operations” below. In contrast, sales of animal health products in Latin America to new and existing distributors improved. Net sales of agricultural and horticultural products were down approximately 4%. Reduced sales of our traditional carrier granules were partially offset by increased sales of our engineered granules. Net sales of our co-packaged coarse cat litter for the second quarter were essentially even with the second quarter of the prior year.

SG&A expenses for the Business to Business Products Group were approximately 10% lower compared to the second quarter of fiscal year 2018, including lower net compensation-related costs that resulted from employee turnover.

The Business to Business Products Group’s operating income for the second quarter of fiscal year 2019 was $7,272,000, a decrease of $2,487,000, or 25%, from operating income of $9,759,000 in the second quarter of fiscal year 2018. Lower sales combined with increased non-fuel manufacturing, freight and packaging costs more than offset the lower SG&A expenses. See “Consolidated Results” above for further discussion of manufacturing, freight and packaging costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the second quarter of fiscal year 2019 were $43,422,000, an increase of $1,883,000, or 5%, from net sales of $41,539,000 for the second quarter of fiscal year 2018. Total cat litter net sales were 5% higher compared to the second quarter of fiscal year 2018, driven by increased sales of private label lightweight and traditional scoopable litters. Sales of private label scoopable litters increased to existing customers and sales of private label coarse litter to our largest customer were higher compared to the second quarter of the prior year. Both our branded scoopable and coarse litter sales increased slightly compared to the same period in the prior year. Net sales of industrial and automotive absorbent products were down slightly compared to the second quarter of fiscal year 2018.

SG&A expenses for the Retail and Wholesale Products Group were approximately 33% lower compared to the second quarter of fiscal year 2018. The decrease was driven by about $1,500,000 lower advertising expense. We have refocused much of our advertising to digital promotions and we expect advertising expense for the full year of fiscal 2019 to be lower than in fiscal 2018. Partially offsetting the lower advertising costs were approximately $200,000 increased customer compliance fees for shipping and data communication problems during the implementation of the ERP system.

For the second quarter of fiscal year 2019, the Retail and Wholesale Products Group reported operating income of $2,653,000, an increase of $231,000, compared to operating income of $2,422,000 for the second quarter of fiscal year 2018. The increased sales and lower SG&A expenses, as discussed above, more than offset higher non-fuel manufacturing, freight and packaging costs. See “Consolidated Results” above for further discussion of freight, packaging and manufacturing costs.

FOREIGN OPERATIONS

Foreign operations included our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China and Mexico, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the second quarter of fiscal year 2019 were $3,039,000, a 2% decrease compared to net sales of $3,110,000 in the second quarter of fiscal year 2018. The outbreak of swine fever in Asia drove a decline in sales of animal health and nutrition products by our subsidiary in China. Partially offsetting this decline was incremental sales by our subsidiary in Mexico, which was acquired in the fourth quarter of fiscal year 2018. Net sales were up slightly for fluids purification products sold by our United Kingdom subsidiary and for cat litter sold by our Canada subsidiary. Weaker exchange rates for the British Pound and Canadian Dollar moderated the positive impact of these sales increases when translated to the reported U.S. Dollar results. Our foreign subsidiaries' net sales represented approximately 4% and 5% of consolidated net sales during the second quarters of fiscal years 2019 and 2018, respectively.

Our foreign subsidiaries reported net income attributable to Oil-Dri of $79,000 for the second quarter of fiscal year 2019, compared to net income of $436,000 for the second quarter of fiscal year 2018. The lower reported net income was due primarily to the lower sales discussed above, a reported loss by our subsidiary in Mexico and negative changes in foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; making pension contributions; and business acquisitions. During the first six months of fiscal year 2019, we principally used cash generated from operations to fund these requirements.

The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended January 31,
	2019	2018
Net cash provided by operating activities	$2,692	$11,629
Net cash provided by (used in) investing activities	455	(5,100)
Net cash used in financing activities	(6,505)	(6,222)
Effect of exchange rate changes on cash and cash equivalents	(24)	(21)
Net decrease (increase) in cash and cash equivalents	$(3,382)	$286

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first six months of fiscal years 2019 and 2018 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $4,697,000 in the first six months of fiscal year 2019 compared to a decrease of $517,000 in the first six months of fiscal year 2018. The number of days sales outstanding in accounts receivable in fiscal 2019 have remained higher than in the prior fiscal year as we continue to address customer invoicing delays and other issues related to the new ERP system. The variation in accounts receivable balances also reflected differences in the level and timing of collection and sales, particularly higher sales in January 2019, as well as the payment terms provided to various customers.

Inventory increased $5,607,000 in the first six months of fiscal year 2019 compared to a decrease of $75,000 in the first six months of fiscal year 2018. Finished goods, packaging and other raw materials inventories were higher due to anticipated sales requirements in fiscal year 2019. Higher costs also increased the inventory value as of January 31, 2019.

Prepaid expenses decreased $970,000 in the first six months of fiscal year 2019 compared to an increase of $51,000 in the first six months of fiscal year 2018. Prepaid income taxes decreased in the first six months of fiscal year 2019 primarily due to the lower federal income tax rate under the 2017 Tax Act. Conversely, prepaid insurance premiums and computer software licenses increased in the first six months of both fiscal years 2018 and 2019.

Accounts payable increased $2,295,000 in the first six months of fiscal year 2019 compared to a decrease of $743,000 in the first six months of fiscal year 2018. Higher costs for freight, packaging and other operating expenses contributed to the increase in accounts payable at the end of the second quarter of fiscal year 2019. Trade and freight payables varied in both periods due to the timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses decreased $1,390,000 in the first six months of fiscal year 2019 compared to a decrease of $3,637,000 in the first six months of fiscal year 2018. The payout of the prior fiscal year's discretionary incentive bonus reduced accrued salaries in both fiscal years. In addition, the bonus accrual at the end of the second quarter of fiscal year 2019 was significantly less than as of the same period in the prior fiscal year. Accrued plant expenses also fluctuated due to timing of payments, changes in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Net cash provided by (used in) investing activities

Cash provided by investing activities was $455,000 in the first six months of fiscal year 2019 compared to cash used in investing activities of $5,100,000 in the first six months of fiscal year 2018. Purchases and dispositions of investment securities in both periods were impacted by variations in the timing of investment maturities, the operating cash needs of the Company and the availability of investment options. Cash used for capital expenditures was $6,199,000 and $6,850,000 in the first six months of fiscal years 2019 and 2018, respectively.

Net cash used in financing activities

Cash used in financing activities of $6,505,000 in the first six months of fiscal year 2019 was higher than cash used in financing activities of $6,222,000 in the first six months of fiscal year 2018 due primarily to a higher dividend rate.

Other

Total cash and investment balances held by our foreign subsidiaries of $2,123,000 as of January 31, 2019 were slightly higher than the January 31, 2018 balances of $2,000,000. See further discussion in “Foreign Operations” above.

On January 31, 2019, we signed a fifth amendment to our credit agreement with BMO Harris Bank N.A. ("BMO Harris"), which was scheduled to expire on December 4, 2019. The new agreement will expire on January 31, 2024 and provides for a $45,000,000 unsecured revolving credit agreement, including a maximum of $10,000,000 for letters of credit. The remaining terms are substantially unchanged from our previous agreement with BMO Harris, including the provision that we may select a variable interest rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of January 31, 2019, the variable rates would have been 3.99% for the BMO Harris prime-based rate or 5.75% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of January 31, 2019 and 2018 we were in compliance with the covenants. There were no borrowings during the first six months of either fiscal years 2019 or 2018.

As of January 31, 2019, we had remaining authority to repurchase 296,277 shares of Common Stock under a repurchase plan approved by our Board of Directors (the “Board”). In addition, on March 21, 2018, the Board authorized the repurchase of 300,000 shares of Class B Stock; however, there have been no repurchases of Class B Stock. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, deferred compensation payouts, dividend payments and debt service obligations for at least the next 12 months. We plan to continue promoting our lightweight cat litter products; however, we expect advertising expense in fiscal year 2019 to be lower than in fiscal year 2018. We do not believe that these increased cash outflows will dramatically impact our cash position; however our cash requirements are subject to change as business conditions warrant and opportunities arise.

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

There were no changes, other than those described herein, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 3, 2015, we brought suit in the United States District Court for the Northern District of Illinois, Eastern Division, against Nestlé Purina PetCare Company (“Nestlé”) seeking monetary damages and injunctive relief based on Nestlé’s alleged infringement of a patent held by us. The case was stayed for approximately two years, pending the Inter Partes Review (“IPR”) discussed immediately below; the stay was lifted in March 2017, and fact discovery and expert discovery are now complete in the case. The Court provided the parties with a claim construction decision on September 5, 2018, and has set a March 18, 2019 trial date.

On February 14, 2015, Nestlé filed a petition for the IPR with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to challenge certain of the claims in our patent. The PTAB agreed to consider Nestlé’s petition, but on June 20, 2016, issued an order stating that Nestlé had not shown by a preponderance of the evidence that any of the challenged claims in our patent are unpatentable. In July 2016, Nestlé filed a motion for reconsideration of the PTAB’s decision, which was denied in February 2017. Nestlé timely filed an appeal of the PTAB’s decision to the U.S. Court of Appeals for the Federal Circuit. In November 2017, Nestlé filed a motion in that Court to remand the case to the PTAB for consideration of additional evidence that it claims should have been provided to the PTAB. On June 11, 2018, the Federal Circuit remanded the case back to the Board based on the agreement of the parties to consider an expanded record, as well as for the Board to consider the previously non-instituted grounds set forth in Nestle’s IPR Petition. Briefing concerning these issues has been completed, and the parties are awaiting a final decision in the IPR from the Board.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

10.1	Letter Agreement, dated as of December 10, 2018, between Oil-Dri Corporation of America and Daniel Smith*	Filed herewith.

10.2	Letter Agreement, dated as of December 18, 2018, between Oil-Dri Corporation of America and Mark Lewry.*	Filed herewith.

10.3	Fifth Amendment, dated as of January 31, 2019 to the Credit Agreement by and among Oil-Dri Corporation of America, the Guarantors, and BMO Harris Bank N.A. dated as of January 27, 2006	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on January 31, 2019.

10.4	Annex A to the Fifth Amendment to Credit Agreement: Credit Agreement by and among Oil-Dri Corporation of America, the Guarantors, and BMO Harris Bank N.A.	Incorporated by reference to Exhibit 10.2 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on January 31, 2019.

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a–14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosures	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

BY /s/ Daniel S. Jaffee
Daniel S. Jaffee
Chairman, President and Chief Executive Officer

BY /s/ Susan M. Kreh
Susan M. Kreh
Chief Financial Officer

Dated:  March 11, 2019

EXHIBITS

Exhibit No.	Description

10.1	Letter Agreement, dated as of December 10, 2018, between Oil-Dri Corporation of America and Daniel Smith*

10.2	Letter Agreement, dated as of December 18, 2018, between Oil-Dri Corporation of America and Mark Lewry.*

10.3	Fifth Amendment, dated as of January 31, 2019 to the Credit Agreement by and among Oil-Dri Corporation of America, the Guarantors, and BMO Harris Bank N.A. dated as of January 27, 2006[1]

10.4	Annex A to the Fifth Amendment to Credit Agreement: Credit Agreement by and among Oil-Dri Corporation of America, the Guarantors, and BMO Harris Bank N.A.[2]

11	Statement re: Computation of Earnings per Share.

31	Certifications pursuant to Rule 13a–14(a).

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures

101.INS	XBRL Taxonomy Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.
1 Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on January 31, 2019.
2 Incorporated by reference to Exhibit 10.2 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on January 31, 2019.

Note: Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois  60611-4213, by telephone at (312) 321-1515 or by e-mail to info@oildri.com.