Form 10-Q
period 2019-04-30
Oil-Dri Corp of America
filed 2019-06-07
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended April 30, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)
410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	ODC	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2019.
Common Stock – 5,350,575 Shares and Class B Stock – 2,251,738 Shares

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

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	April 30, 2019	July 31, 2018
Current Assets
Cash and cash equivalents	$16,224	$12,757
Short-term investments	730	7,124
Accounts receivable, less allowance of $676 and $817 at April 30, 2019 and July 31, 2018, respectively	35,906	33,602
Inventories	26,738	22,521
Prepaid repairs expense	4,110	4,111
Prepaid expenses and other assets	3,100	2,899
Total Current Assets	86,808	83,014

Property, Plant and Equipment
Cost	244,378	236,091
Less accumulated depreciation and amortization	(157,292)	(149,385)
Total Property, Plant and Equipment, Net	87,086	86,706

Other Assets
Goodwill	9,262	9,262
Trademarks and patents, net of accumulated amortization of $291 and $267 at April 30, 2019 and July 31, 2018, respectively	1,356	1,220
Customer list, net of accumulated amortization of $6,107 and $5,540 at April 30, 2019 and July 31, 2018, respectively	1,678	2,245
Deferred income taxes	7,013	7,349
Other	5,275	4,886
Total Other Assets	24,584	24,962

Total Assets	$198,478	$194,682

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	April 30, 2019	July 31, 2018
Current Liabilities
Current maturities of notes payable	$3,083	$3,083
Accounts payable	8,608	6,543
Dividends payable	1,689	1,627
Accrued expenses:
Salaries, wages and commissions	6,487	8,974
Trade promotions and advertising	864	1,280
Freight	3,831	1,767
Other	6,939	7,675
Total Current Liabilities	31,501	30,949

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $39 and $60 at April 30, 2019 and July 31, 2018, respectively	3,045	6,107
Deferred compensation	5,679	6,100
Pension and postretirement benefits	16,756	15,906
Other	3,982	3,735
Total Noncurrent Liabilities	29,462	31,848

Total Liabilities	60,963	62,797

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,276,949 shares at April 30, 2019 and 8,086,849 shares at July 31, 2018	828	809
Class B Stock, par value $.10 per share, issued 2,576,479 shares at April 30, 2019 and 2,468,979 shares at July 31, 2018	257	247
Additional paid-in capital	40,487	38,473
Retained earnings	162,718	158,935
Noncontrolling interest	(53)	(18)
Accumulated Other Comprehensive Loss:
Pension and postretirement benefits	(9,947)	(10,384)
Cumulative translation adjustment	(238)	(231)
Total Accumulated Other Comprehensive Loss	(10,185)	(10,615)
Less Treasury Stock, at cost (2,926,374 Common and 324,741 Class B shares at April 30, 2019 and 2,914,092 Common and 324,741 Class B shares at July 31, 2018)	(56,537)	(55,946)
Total Stockholders’ Equity	137,515	131,885

Total Liabilities & Stockholders’ Equity	$198,478	$194,682

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Nine Months Ended April 30,
	2019	2018

Net Sales	$206,908	$200,387
Cost of Sales (1)	(158,660)	(144,095)
Gross Profit	48,248	56,292
Selling, General and Administrative Expenses (1)	(42,091)	(43,600)
Income from Operations	6,157	12,692

Other Income (Expense)
Interest expense	(434)	(549)
Interest income	149	199
Other, net (1) (2)	4,504	(137)
Total Other Income (Expense), Net	4,219	(487)

Income Before Income Taxes	10,376	12,205
Income Tax Expense	(1,599)	(6,666)
Net Income	8,777	5,539
Net Loss Attributable to Noncontrolling Interest	(35)	—
Net Income Attributable to Oil-Dri	8,812	5,539

Retained Earnings:
Balance at beginning of period	158,935	154,735
Cash dividends declared	(5,029)	(4,676)
Reclassification to retained earnings upon adoption of accounting standard	—	2,264
Balance at End of Period	$162,718	$157,862

Net Income Per Share
Basic Common	$1.27	$0.82
Basic Class B Common	$0.95	$0.62
Diluted Common	$1.17	$0.75
Average Shares Outstanding
Basic Common	5,108	5,032
Basic Class B Common	2,068	2,099
Diluted Common	7,245	7,217
Dividends Declared Per Share
Basic Common	$0.7200	$0.6900
Basic Class B Common	$0.5400	$0.5175

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

(2) See Note 7 of the Notes to unaudited Condensed Consolidated Financial Statements for further information about amounts included in this line item for the nine months ended April 30, 2019.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Nine Months Ended April 30,
	2019	2018

Net Income Attributable to Oil-Dri	$8,812	$5,539

Other Comprehensive Income:
Pension and postretirement benefits (net of tax) (1)	437	656
Cumulative translation adjustment	(7)	(95)
Other Comprehensive Income (Loss)	430	561
Total Comprehensive Income	$9,242	$6,100

(1) Prior year amounts have been revised to correct an error in previously issued financial statements. See Note 1 of the Notes to unaudited Condensed Consolidated Financial Statements for further information.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income and Retained Earnings
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended April 30,
	2019	2018

Net Sales	$70,885	$64,847
Cost of Sales (1)	(54,051)	(47,187)
Gross Profit	16,834	17,660
Selling, General and Administrative Expenses (1)	(14,507)	(14,366)
Income from Operations	2,327	3,294

Other Income (Expense)
Interest expense	(141)	(149)
Interest income	53	80
Other, net (1) (2)	4,465	70
Total Other Income, Net	4,377	1

Income Before Income Taxes	6,704	3,295
Income Tax (Expense) Benefit	(1,143)	290
Net Income	5,561	3,585
Net Loss Attributable to Noncontrolling Interest	(58)	—
Net Income Attributable to Oil-Dri	5,619	3,585

Net Income Per Share
Basic Common	$0.81	$0.53
Basic Class B	$0.61	$0.40
Diluted Common	$0.74	$0.48
Average Shares Outstanding
Basic Common	5,126	5,037
Basic Class B	2,068	2,102
Diluted Common	7,253	7,222
Dividends Declared Per Share
Basic Common	$0.2400	$0.2300
Basic Class B	$0.1800	$0.1725

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

(2) See Note 7 of the Notes to unaudited Condensed Consolidated Financial Statements for further information about amounts included in this line item for the three months ended April 30, 2019.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended April 30,
	2019	2018

Net Income Attributable to Oil-Dri	$5,619	$3,585

Other Comprehensive Income:
Pension and postretirement benefits (net of tax) (1)	146	238
Cumulative translation adjustment	29	(165)
Other Comprehensive Income (Loss)	175	73
Total Comprehensive Income	$5,794	$3,658

(1) Prior year amounts have been revised to correct an error in previously issued financial statements. . See Note 1 of the Notes to unaudited Condensed Consolidated Financial Statements for further information.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	For the Three Months Ended April 30
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, January 31, 2018	10,552,728	(3,235,333)	$1,055	$37,253	$153,571	$(55,813)	$(9,804)	$—	$126,262
Net income			—	—	3,585	—	—	—	3,585
Other comprehensive income			—	—	—	—	73	—	73
Reclassification upon adoption of accounting standard (see Note 1)			—	—	2,264	—	(2,264)	—	—
Dividends declared			—	—	(1,558)	—	—	—	(1,558)
Purchases of treasury stock		—	—	—	—	—	—	—	—
Net issuance of stock under long-term incentive plans	1,000	(3,000)	—	359	—	(118)	—	—	241
Amortization of restricted stock			—	410	—	—	—	—	410
Balance, April 30, 2018	10,553,728	(3,238,333)	$1,055	$38,022	$157,862	$(55,931)	$(11,995)	$—	$129,013

Balance, January 31, 2019	10,812,928	(3,249,728)	$1,081	$39,730	$158,788	$(56,480)	$(10,360)	$5	$132,764
Net income			—	—	5,619	—	—	(58)	5,561
Other comprehensive income			—	—	—	—	175	—	175
Dividends declared			—	—	(1,689)	—	—	—	(1,689)
Purchases of treasury stock		—	—	—	—	(6)	—	—	(6)
Net issuance of stock under long-term incentive plans	40,500	(1,387)	4	47	—	(51)	—	—	—
Amortization of restricted stock			—	710	—	—	—	—	710
Balance, April 30, 2019	10,853,428	(3,251,115)	$1,085	$40,487	$162,718	$(56,537)	$(10,185)	$(53)	$137,515

	For the Nine Months Ended April 30
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, July 31, 2017	10,528,678	(3,232,111)	$1,053	$36,242	$154,735	$(55,701)	$(10,292)	$—	$126,037
Net income			—	—	5,539	—	—	—	5,539
Other comprehensive income			—	—	—	—	561	—	561
Reclassification upon adoption of accounting standard (see Note 1)			—	—	2,264	—	(2,264)	—	—
Dividends declared			—	—	(4,676)	—	—	—	(4,676)
Purchases of treasury stock		(622)	—	—	—	(27)	—	—	(27)
Net issuance of stock under long-term incentive plans	25,050	(5,600)	2	442	—	(203)	—	—	241
Amortization of restricted stock			—	1,338	—	—	—	—	1,338
Balance, April 30, 2018	10,553,728	(3,238,333)	$1,055	$38,022	$157,862	$(55,931)	$(11,995)	$—	$129,013

Balance, July 31, 2018	10,555,828	(3,238,833)	$1,056	$38,473	$158,935	$(55,946)	$(10,615)	$(18)	$131,885
Net income			—	—	8,812	—	—	(35)	8,777
Other comprehensive income			—	—	—	—	430	—	430
Dividends declared			—	—	(5,029)	—	—	—	(5,029)
Purchases of treasury stock		(4,545)	—	—	—	(141)	—	—	(141)
Net issuance of stock under long-term incentive plans	297,600	(7,737)	29	420	—	(450)	—	—	(1)
Amortization of restricted stock			—	1,594	—	—	—	—	1,594
Balance, April 30, 2019	10,853,428	(3,251,115)	$1,085	$40,487	$162,718	$(56,537)	$(10,185)	$(53)	$137,515
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Nine Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2019	2018
Net Income	$8,777	$5,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,849	9,577
Amortization of investment net discount	(10)	(96)
Stock-based compensation	1,590	1,172
Deferred income taxes	277	6,242
Provision for bad debts and cash discounts	(151)	185
Loss on the sale of fixed assets	4	34
Life insurance benefits	—	(340)
(Increase) Decrease in assets:
Accounts receivable	(2,185)	35
Inventories	(4,248)	(783)
Prepaid expenses	(201)	(42)
Other assets	(564)	(32)
Increase (Decrease) in liabilities:
Accounts payable	2,873	(888)
Accrued expenses	(1,762)	(1,198)
Deferred compensation	(421)	(5,272)
Pension and postretirement benefits	1,287	(11,223)
Other liabilities	249	(121)
Total Adjustments	6,587	(2,750)
Net Cash Provided by Operating Activities	15,364	2,789

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,162)	(10,533)
Proceeds from sale of property, plant and equipment	—	19
Purchases of short-term investments	(4,678)	(29,035)
Dispositions of short-term investments	11,082	38,410
Proceeds from life insurance	—	1,747
Net Cash (Used in) Provided by Investing Activities	(3,758)	608

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,083)	(3,083)
Dividends paid	(4,967)	(4,671)
Purchase of treasury stock	(141)	(27)
Proceeds from short-term borrowing	—	6,000
Net Cash Used in Financing Activities	(8,191)	(1,781)
Effect of exchange rate changes on Cash and Cash Equivalents	52	(98)
Net Increase in Cash and Cash Equivalents	3,467	1,518
Cash and Cash Equivalents, Beginning of Period	12,757	9,095
Cash and Cash Equivalents, End of Period	$16,224	$10,613

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Nine Months Ended April 30,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$468	$890
Cash dividends declared and accrued, but not paid	$1,689	$1,559

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. In addition, certain prior year reclassifications were made to conform to the current year presentation. In accordance with guidance under ASC 220, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, the unaudited Condensed Consolidated Financial Statements for the three and nine months ended April 30, 2018 include a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects that resulted from a change in tax rates under the Tax Cuts and Jobs Act (the “2017 Tax Act”).

Operating results for the three and nine months ended April 30, 2019 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2019.

Correction of Error

In the third quarter of fiscal 2019, we discovered an error in the unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended April 30, 2018. The reported line item for Other Comprehensive Income: Pension and postretirement benefits (net of tax) improperly included the amount reclassified from accumulated other comprehensive income upon adoption of ASC 220 described above. As a result of this error, Other Comprehensive Income and Total Comprehensive Income were understated by $2,264,000 for the three and nine months ended April 30, 2018. Other Comprehensive Loss from pension and postretirement benefits (net of tax) was previously reported as $2,026,000 and $1,608,000 for the three months and nine months ended April 30, 2018, respectively. Comprehensive Income was properly reported on the financial statements presented in our Form 10-K for fiscal year 2018. We have assessed the materiality of the misstatement both quantitatively and qualitatively and determined that the error was immaterial to prior consolidated interim financial statements taken as a whole. Corrected amounts are included in the comparative periods presented in this Form 10-Q.

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

We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $157,000 and $96,000 as of April 30, 2019 and July 31, 2018, respectively. This liability is reported in Other Accrued Expenses on the Condensed Consolidated Balance Sheet. Revenue recognized during the nine months ended April 30, 2019 that was included in the liability for advance payments at the beginning of the period was $96,000.

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
In 2018, the SEC adopted a final rule to simplify certain disclosure requirements, Disclosure Update and Simplification (the “Final Rule”), which removed or modified certain disclosure requirements that require substantially similar information in other SEC disclosure requirements or under U.S. GAAP, as well as information that has become outdated over time. The amendments generally eliminate disclosures, but also include one expanded disclosure related to interim-period changes in stockholders' equity. The Final Rule became effective on November 5, 2018. The SEC staff clarified that a filer's first presentation of the expanded interim disclosure regarding changes in stockholders' equity may be included in its Form 10-Q for the quarter that begins after the effective date. Accordingly, we have included unaudited Statements of Stockholders' Equity in this Form 10-Q for our third quarter ended April 30, 2019.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	April 30, 2019	July 31, 2018
Finished goods	$15,604	$14,223
Packaging	6,722	5,349
Other	4,412	2,949
Total Inventories	$26,738	$22,521

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We performed a detailed review of our inventory items to determine if an obsolescence reserve adjustment was necessary. The review surveyed all of our operating facilities and sales groups to ensure that both historical issues and new market trends were considered. The obsolescence reserve not only considered specific items, but also took into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at April 30, 2019 and July 31, 2018 were $931,000 and $1,136,000, respectively.

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
Level 3: Unobservable inputs.

Cash equivalents of $26,000 and $9,920,000 as of April 30, 2019 and July 31, 2018, respectively, were classified as Level 1. These cash instruments are primarily money market mutual funds and are included in cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheet.

Short-term investments included U.S. Treasury securities and certificates of deposit. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost, which approximated fair value as of April 30, 2019 and July 31, 2018.

Balances of accounts receivable and accounts payable approximated their fair values at April 30, 2019 and July 31, 2018 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $6,308,000 and $9,553,000 as of April 30, 2019 and July 31, 2018, respectively, and are classified as Level 2. The fair value as of April 30, 2019, was determined using the exit price notion of fair value required by the adoption of new accounting guidance for fiscal year 2019, as discussed in Note 2 of the Notes to unaudited Condensed Consolidated Financial Statements.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible amortization expense was $209,000 and $255,000 in the third quarter of fiscal years 2019 and 2018, respectively. Intangible amortization expense was $628,000 and $762,000 in the first nine months of fiscal years 2019 and 2018, respectively. Estimated intangible amortization for the remainder of fiscal year 2019 is $209,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2020	$668
2021	$484
2022	$334
2023	$202
2024	$68

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

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2019	2018	2019	2018
Service cost	$407	$431	$1,220	$1,293
Interest cost	529	503	1,586	1,517
Expected return on plan assets	(702)	(656)	(2,107)	(1,627)
Amortization of:
Prior service costs	—	1	1	2
Other actuarial loss	192	314	578	955
Net periodic benefit cost	$426	$593	$1,278	$2,140

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2019	2018	2019	2018
Service cost	$27	$26	$79	$80
Interest cost	24	20	73	63
Amortization of:
Prior service costs	(2)	(2)	(5)	(5)
Other actuarial loss	—	—	—	—
Net periodic benefit cost	$49	$44	$147	$138

The non-service cost components of net periodic benefit cost are included in Other Income (Expense) in the line item Other, net on the unaudited Condensed Consolidated Statements of Income and Retained Earnings.

The pension plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We were not required to make, and did not make, a contribution to the pension plan during the first nine months of fiscal year 2019. We have no minimum funding requirements for the remainder of fiscal year 2019.

We made a significant voluntary contribution to the pension plan in excess of the minimum required contribution in the third quarter of fiscal year 2018. This voluntary contribution improved the plan's funded status and contributed to a lower net periodic benefit expense for the third quarter and the first nine months of fiscal year 2019 compared to the same period in the prior year. The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Nine Months Ended April 30,
Product	2019	2018	2019	2018
Cat Litter	$9,943	$10,018	$101,754	$93,997
Industrial and Sports	—	—	25,509	25,536
Agricultural and Horticultural	18,320	18,182	—	—
Bleaching Clay and Fluids Purification	38,116	37,639	1,820	1,628
Animal Health and Nutrition	11,446	13,387	—	—
Net Sales	$77,825	$79,226	$129,083	$121,161

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended April 30,
Product	2019	2018	2019	2018
Cat Litter	$3,441	$2,945	$34,141	$29,711
Industrial and Sports	—	—	10,080	9,850
Agricultural and Horticultural	5,622	5,203	—	—
Bleaching Clay and Fluids Purification	13,662	12,094	623	502
Animal Health and Nutrition	3,316	4,542	—	—
Net Sales	$26,041	$24,784	$44,844	$40,063

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

	Assets
	April 30, 2019	July 31, 2018
	(in thousands)
Business to Business Products Group	$64,544	$65,143
Retail and Wholesale Products Group	90,859	89,623
Unallocated Assets	43,075	39,916
Total Assets	$198,478	$194,682

Net sales and operating income for each segment are provided below. The corporate expenses line includes certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as research and development, information systems, finance, legal, human resources and customer service. Corporate expenses also include the estimated annual incentive plan bonus accrual. Other income for the third quarter and the first nine months of fiscal year 2019 included net proceeds upon resolution of legal proceedings. The amount received under a confidential agreement resolving such legal proceedings was material to our financial results for the period.

	For the Nine Months Ended April 30,
	Net Sales		Income
	2019	2018	2019	2018
	(in thousands)
Business to Business Products Group	$77,825	$79,226	$21,758	$26,191
Retail and Wholesale Products Group	129,083	121,161	6,823	7,010
Net Sales	$206,908	$200,387
Corporate Expenses			(22,424)	(20,509)
Income from Operations			6,157	12,692
Total Other Income (Expense), Net			4,219	(487)
Income before Income Taxes			10,376	12,205
Income Tax Expense			(1,599)	(6,666)
Net Income			8,777	5,539
Net Loss Attributable to Noncontrolling Interest			(35)	—
Net Income Attributable to Oil-Dri			$8,812	$5,539

	For the Three Months Ended April 30,
	Net Sales		Income
	2019	2018	2019	2018
	(in thousands)
Business to Business Products Group	$26,041	$24,784	$7,454	$7,556
Retail and Wholesale Products Group	44,844	40,063	4,161	2,223
Net Sales	$70,885	$64,847
Corporate Expenses			(9,288)	(6,485)
Income from Operations			2,327	3,294
Total Other Income, Net			4,377	1
Income before Income Taxes			6,704	3,295
Income Tax (Expense) Benefit			(1,143)	290
Net Income			5,561	3,585
Net Loss Attributable to Noncontrolling Interest			(58)	—
Net Income Attributable to Oil-Dri			$5,619	$3,585

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

Restricted Stock

All of our non-vested restricted stock as of April 30, 2019 was issued under the 2006 Plan with vesting periods generally between two years and five years. We determined the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 41,000 and 1,000 restricted shares of Common Stock granted during the third quarter of fiscal year 2019 and 2018, respectively. Stock-based compensation expense related to non-vested restricted stock was $710,000 and $410,000 for the third quarter of fiscal years 2019 and 2018, respectively. Stock-based compensation expense related to non-vested restricted stock was $1,599,000 and $1,338,000 for the first nine months of fiscal years 2019 and 2018, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2018	178	$32.74
Granted	314	$32.93
Vested	(60)	$31.86
Forfeitures	(24)	$30.85
Non-vested restricted stock outstanding at April 30, 2019	408	$33.13

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of April 30, 2019 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2018	$(10,384)		$(231)	$(10,615)
Other comprehensive loss before reclassifications, net of tax	—		(7)	(7)
Amounts reclassified from accumulated other comprehensive income, net of tax	437	(a)	—	437
Net current-period other comprehensive income (loss), net of tax	437		(7)	430
Balance as of April 30, 2019	$(9,947)		$(238)	$(10,185)

(a) Amount is net of tax expense of $137,000. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 6 of the Notes to unaudited Condensed Consolidated Financial Statements for further information.

10. RELATED PARTY TRANSACTIONS

One member of our Board of Directors and our Lead Independent Director is the President and Chief Executive Officer of a customer of ours. That customer was a customer of ours before the board member joined that customer and before he became a member of our Board of Directors. Total net sales to that customer, including sales to subsidiaries of that customer, were $158,000 and $150,000 for the third quarters of fiscal years 2019 and 2018, respectively, and were $360,000 and $313,000 for the first nine months of fiscal years 2019 and 2018, respectively. Outstanding accounts receivable from that customer, and its subsidiaries, were $34,000 and $14,000 as of April 30, 2019 and July 31, 2018, respectively.

One member of our Board of Directors, and of the Compensation Committee of our Board of Directors, is the President and Chief Executive Officer as well as a director and shareholder of a law firm that regularly provides services to us. Total payments to that vendor for fees and cost reimbursements were $140,000 and $67,000 for the third quarters of fiscal years 2019 and 2018, respectively, and were $237,000 and $183,000 for the first nine months of fiscal years 2019 and 2018, respectively. There were no outstanding accounts payable to that vendor as of April 30, 2019 or July 31, 2018.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2019 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2018

CONSOLIDATED RESULTS

Consolidated net sales for the nine months ended April 30, 2019 were $206,908,000, compared to net sales of $200,387,000 for the nine months ended April 30, 2018. Net sales were up for our Retail and Wholesale Products Group and were down for our Business to Business Products Group. Both groups reported lower operating income, as discussed further below.

Consolidated gross profit for the first nine months of fiscal year 2019 was $48,248,000, or 23.3% of net sales, compared to $56,292,000, or 28.1% of net sales, for the first nine months of fiscal year 2018. Gross profit was negatively impacted by higher freight, manufacturing and packaging costs. Freight costs per ton were up approximately 17% compared to the first nine months of fiscal year 2018. A shortage of truck drivers that reduced truck availability and new government regulations in the trucking industry increased year-to-date freight costs, particularly in the first two quarters of fiscal year 2019. In addition, higher freight costs resulted from an increased number of product transfers between our plants and warehouses to support customer service during the implementation of our new enterprise resource planning (“ERP”) system on August 1, 2018, and during disruptions due to Hurricane Michael in the first quarter of fiscal year 2019. Our overall freight costs also vary depending on the mix of products sold and the geographic distribution of our customers. Non-fuel manufacturing costs per ton produced were up approximately 9% compared to the first nine months in the prior fiscal year. An increase in the number of tons produced contributed to higher costs for labor, hauling services, warehouse rental, and product transfers. Repairs expense also increased for routine mining equipment and preventative maintenance. In addition, during the first quarter of fiscal 2019 some processing interruptions occurred at our plants due to the ERP system implementation and one plant lost electricity for three days after Hurricane Michael. Finally, the cost of natural gas used to operate kilns that dry our clay was approximately 9% higher per manufactured ton in the first nine months of fiscal year 2019 compared to the first nine months of fiscal year 2018. Packaging costs per ton were approximately 13% higher compared to the first nine months of the prior fiscal year. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices. Costs in the first nine months of fiscal year 2019 for both our resin and paper-based packaging reflected higher prices in their respective commodity prices compared to the prior year. Recent declines in commodity prices are expected to positively impact packaging costs for the fourth quarter of fiscal year 2019. In addition, during this period of higher costs in fiscal year 2019, we purchased more packaging in anticipation of increased sales and for safety stock during the ERP implementation. We continue to evaluate our packaging purchase needs throughout the year.

Total SG&A expenses were 3% lower for the first nine months of fiscal year 2019 compared to the first nine months of fiscal year 2018. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments. The remaining unallocated corporate expenses included a lower estimated annual incentive bonus accrual. The incentive bonus accruals were based on performance targets established for each fiscal year. The lower bonus expense was partially offset by additional expenses related to the new ERP system implementation and costs associated with executive personnel changes.

Other income of $4,219,000 for the first nine months of fiscal year 2019 included net proceeds upon resolution of legal proceedings. The amount received under a confidential agreement resolving such legal proceedings was material to our financial results for the period.

Consolidated net income before taxes for the first nine months of fiscal year 2019 was $10,376,000, a 15% decrease from net income before taxes of $12,205,000 for the first nine months of fiscal year 2018. Results for the first nine months of fiscal year 2019 were impacted by higher freight, packaging and manufacturing costs, which more than offset the increase in other income and lower SG&A expenses in that period.

Tax expense for the first nine months of fiscal year 2019 was $1,599,000, compared to $6,666,000 for the first nine months of fiscal year 2018. Tax expense for the first nine months of fiscal year 2018 included a net adjustment of $3,996,000 for the impact on deferred income tax assets under the 2017 Tax Act, which was enacted in December 2017. Excluding this adjustment, the effective tax rate for the first nine months of fiscal year 2018 would have been 22%. The 2017 Tax Act also lowered the U.S. federal corporate tax rate, as reflected in our effective tax rate of 15% for the first nine months of fiscal year 2019. We used an estimated annual effective tax rate in determining our quarterly provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

Diluted net income per share was $1.17 for the first nine months of fiscal year 2019, compared to $0.75 for the first nine months of fiscal year 2018. The tax expense adjustment for the impact of the 2017 Tax Act discussed above effectively reduced diluted net income per share by $0.54 for the first nine months of fiscal year 2018.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first nine months of fiscal year 2019 were $77,825,000, a decrease of $1,401,000, or 2%, from net sales of $79,226,000 for the first nine months of fiscal year 2018. Net sales of our animal health and nutrition products decreased approximately 14% compared to the first nine months of the prior year. A swine virus outbreak in China that started in August of 2018 is impacting the pork market and has weakened sales of our products in Asia, including for our subsidiary in China discussed in “Foreign Operations” below. A delay in product registrations further negatively impacted sales to customers in Africa. Net sales of our co-packaged coarse cat litter were down slightly compared to the first nine months of the prior year. These declines were partially offset by approximately 1% higher sales of our fluids purification products. Domestic sales of these products to edible oil processors were higher based on the characteristics of recent crops. In contrast, price competition due to the strength of the U.S. Dollar resulted in a loss of international sales to local suppliers, particularly in Europe and Brazil. Net sales of agricultural and horticultural chemical carrier products increased approximately 1%, driven by higher sales of our engineered granules.

SG&A expenses for the Business to Business Products Group were 6% lower for the first nine months of fiscal year 2019 compared to the same period of the prior year, including lower net compensation-related costs that resulted from employee turnover and lower marketing costs.

The Business to Business Products Group’s operating income for the first nine months of fiscal year 2019 was $21,758,000, a decrease of $4,433,000, or 17%, from operating income of $26,191,000 for the first nine months of fiscal year 2018. The operating income decline was driven by the lower sales, discussed above, combined with higher freight, packaging and manufacturing costs. See “Consolidated Results” above for further discussion of these costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first nine months of fiscal year 2019 were $129,083,000, an increase of $7,922,000, or 7%, from net sales of $121,161,000 for the first nine months of fiscal year 2018. Total cat litter net sales were approximately 8% higher compared to the first nine months of the prior year. Private label litters drove the sales increase. Two customers expanded their selection of our private label scoopable products and ran store-sponsored promotions. Private label coarse litter sales increased to our largest customer and new customers were added during the year. Our branded cat litter sales were essentially even with the same period in the prior year.

Net sales of industrial and automotive absorbent products were flat compared to the first nine months of fiscal year 2018. Nine month sales for our subsidiaries in the United Kingdom and Canada were slightly higher than in the prior year. See “Foreign Operations” below for further discussion about the sales and types of products sold by our foreign subsidiaries.

SG&A expenses for the Retail and Wholesale Products Group were 19% lower compared to the first nine months of fiscal year 2018. The decrease was driven by about $3,000,000 lower advertising expense. Our advertising costs have been reduced by focusing on targeted regional markets and increased use of digital media. We expect advertising expense for the full year of fiscal 2019 to be lower than in fiscal 2018.

The Retail and Wholesale Products Group's operating income for the first nine months of fiscal year 2019 was $6,823,000, a decrease of $187,000, or 3%, from operating income of $7,010,000 for the first nine months of fiscal year 2018. Higher freight, packaging and manufacturing costs more than offset the benefits of increased sales and lower SG&A expenses. See “Consolidated Results” above for further discussion of freight, packaging and manufacturing costs.

FOREIGN OPERATIONS

Foreign operations included our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China and Mexico, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first nine months of fiscal year 2019 were $10,008,000, an increase of $1,187,000, or 13%, compared to net sales of $8,821,000 during the first nine months of fiscal year 2018. Our subsidiary in Mexico was acquired in the fourth quarter of fiscal year 2018 and provided incremental sales in the first nine months of fiscal year 2019. In addition, net sales were up for floor absorbents sold by our United Kingdom subsidiary. Sales for our Canada subsidiary increased due to a new private label cat litter customer. These sales increases were partially offset by a 24% decline in sales of animal health and nutrition products by our subsidiary in China attributed to the outbreak of swine fever in Asia. Net sales by our foreign subsidiaries represented 5% and 4% of our consolidated net sales during the first nine months of fiscal years 2019 and 2018, respectively.

Our foreign subsidiaries reported net income of $343,000 for the first nine months of fiscal 2019, compared to net income of $553,000 for the first nine months of fiscal 2018. Net income declined due to weaker exchange rates for the British Pound and Canadian Dollar and lower sales by our subsidiary in China.

Identifiable assets of our foreign subsidiaries as of April 30, 2019 were $9,566,000, compared to $8,312,000 as of April 30, 2018. The increase was attributed primarily to the addition of our subsidiary in Mexico.

THREE MONTHS ENDED APRIL 30, 2019 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2018

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended April 30, 2019 were $70,885,000, compared to $64,847,000 for the three months ended April 30, 2018. Net sales were up for both the Retail and Wholesale Products Group and for the Business to Business Products Group.

Consolidated gross profit for the three months ended April 30, 2019 was $16,834,000, or 23.7% of net sales, compared to $17,660,000, or 27.2% of net sales for the third quarter of fiscal year 2018. Gross profit was negatively impacted by higher manufacturing costs, including natural gas, as well as packaging and freight costs. Non-fuel manufacturing costs per ton produced were up approximately 12% compared to the third quarter in the prior fiscal year. An increase in tons produced contributed to higher costs for hauling services, warehouse rental and product transfers. Repairs expense also increased for routine mining equipment and preventative maintenance. The cost of natural gas used to operate kilns that dry our clay was approximately 3% higher per manufactured ton. Freight costs per ton were up approximately 7% over the same quarter of the prior fiscal year. The rise in freight costs reported in prior periods due to a reduced truck availability began to moderate in the third quarter of fiscal year 2019, however rates remained higher compared to the same period in the prior year. Our overall freight costs also vary depending on the mix of products sold and the geographic distribution of our customers. Packaging costs per ton were approximately 13% higher compared to the third quarter of the prior fiscal year. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices. Costs in the third quarter of fiscal year 2019 for both our resin and paper-based packaging reflected higher prices in their respective commodity prices compared to the prior year. Recent declines in commodity prices are expected to positively impact packaging costs for the fourth quarter of fiscal year 2019. In addition, during this period of higher costs in fiscal year 2019, we purchased more packaging in anticipation of increased sales and for safety stock during the ERP implementation. We continue to evaluate our packaging purchase needs throughout the year.

Total SG&A expenses were approximately 1% higher for the third quarter of fiscal year 2019 compared to the third quarter of fiscal year 2018. The discussion below describes the SG&A expenses allocated to the operating segments. The remaining unallocated corporate expenses included a higher estimated annual incentive bonus accrual and additional expenses related to the new ERP system implementation. The incentive bonus accruals were based on performance targets established for each fiscal year.

Other income of $4,377,000 for the third quarter of fiscal year 2019 included net proceeds upon resolution of legal proceedings. The amount received under a confidential agreement resolving such legal proceedings was material to our financial results for the period.

Consolidated net income before taxes for the third quarter of fiscal year 2019 was $6,704,000, compared to net income before taxes of $3,295,000 for the third quarter of fiscal year 2018. Net income for the third quarter of fiscal year 2019 benefited from the increase in other income, but this increase was partially offset by higher manufacturing, freight and packaging costs in that period.

Tax expense was $1,143,000 for the third quarter of fiscal year 2019, compared to a tax benefit of $290,000 for the third quarter of fiscal year 2018. A $1,095,000 reduction in tax expense was recognized in the third quarter of fiscal year 2018, primarily due to the benefit of a $12,000,000 tax deductible contribution we made to our pension plan. Excluding this adjustment, the effective tax rate for the third quarter of fiscal year 2018 would have been 24%. The effective tax rate of 17% for the third quarter of fiscal year 2019 reflected a lower U.S. federal corporate tax rate under The 2017 Tax Act. We used an estimated annual effective tax rate in determining our quarterly provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

Diluted net earnings per share were $0.74 for the third quarter of fiscal year 2019, compared to diluted net income per share of $0.48 for the third quarter of fiscal year 2018. The tax expense adjustment discussed above effectively increased diluted net income per share by $0.15 for the third quarter of fiscal year 2018.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the third quarter of fiscal year 2019 were $26,041,000, an increase of $1,257,000, or 5%, from net sales of $24,784,000 for the third quarter of fiscal year 2018. Net sales of our fluids purification products increased approximately 13%. Domestic sales of these products to edible oil processors were higher based on the characteristics of recent crops. Net sales of our agricultural and horticultural chemical carrier products increased 8%, driven by higher sales of our engineered granules. Net sales of our co-packaged coarse cat litter for the third quarter were also higher compared to the third quarter of the prior year. Conversely, net sales of our animal health and nutrition products were approximately 27% lower than the third quarter of the prior year. A swine virus outbreak in China that started in August of 2018 is impacting the pork market and has continued to weaken sales of our products in Asia, including for our subsidiary in China discussed in “Foreign Operations” below. A delay in product registrations further negatively impacted sales to customers in Africa.

SG&A expenses for the Business to Business Products Group were 12% lower compared to the third quarter of fiscal year 2018, including lower marketing costs.

The Business to Business Products Group’s operating income for the third quarter of fiscal year 2019 was $7,454,000, a decrease of $102,000, or 1%, from operating income of $7,556,000 in the third quarter of fiscal year 2018. Increased manufacturing, freight and packaging costs more than offset the higher sales and lower SG&A expenses. See “Consolidated Results” above for further discussion of manufacturing, freight and packaging costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the third quarter of fiscal year 2019 were $44,844,000, an increase of $4,781,000, or 12%, from net sales of $40,063,000 for the third quarter of fiscal year 2018. Total cat litter net sales were 15% higher compared to the third quarter of fiscal year 2018, driven by increased sales of both private label and branded litters. Two customers expanded their selection of our private label scoopable products and ran store-sponsored promotions. New customers contributed to the increase in private label coarse litter sales. Branded coarse litter sales to our largest customer were also higher compared to the third quarter of the prior year. Net sales of industrial and automotive absorbent products were up slightly compared to the third quarter of fiscal year 2018.

SG&A expenses for the Retail and Wholesale Products Group were approximately 45% lower compared to the third quarter of fiscal year 2018. The decrease was driven by about $2,000,000 lower advertising expense. Our advertising costs have been reduced by focusing on targeted regional markets and increased use of digital media. We expect advertising expense for the full year of fiscal 2019 to be lower than in fiscal 2018.

For the third quarter of fiscal year 2019, the Retail and Wholesale Products Group reported operating income of $4,161,000, an increase of $1,938,000, compared to operating income of $2,223,000 for the third quarter of fiscal year 2018. The increased sales and lower SG&A expenses, as discussed above, more than offset higher manufacturing, freight and packaging costs. See “Consolidated Results” above for further discussion of freight, packaging and manufacturing costs.

FOREIGN OPERATIONS

Foreign operations included our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China and Mexico, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the third quarter of fiscal year 2019 were $3,526,000, a 27% increase compared to net sales of $2,774,000 in the third quarter of fiscal year 2018. Our subsidiary in Mexico was acquired in the fourth quarter of fiscal year 2018 and provided incremental sales in the third quarter of fiscal year 2019. In addition, net sales were up for floor absorbents sold by our United Kingdom subsidiary. Sales for our Canada subsidiary increased due to a new private label cat litter customer. These sales increases were partially offset by a 19% decline in sales of animal health and nutrition products by our subsidiary in China attributed to the outbreak of swine fever in Asia. Our foreign subsidiaries' net sales represented approximately 5% and 4% of consolidated net sales during the third quarters of fiscal years 2019 and 2018, respectively.

Our foreign subsidiaries reported net income attributable to Oil-Dri of $28,000 for the third quarter of fiscal year 2019, compared to a net loss of $82,000 for the third quarter of fiscal year 2018. The increase in reported net income was due primarily to the higher sales discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; making pension contributions; and business acquisitions. During the first nine months of fiscal year 2019, we principally used cash generated from operations to fund these requirements.

The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended April 30,
	2019	2018
Net cash provided by operating activities	$15,364	$2,789
Net cash (used in) provided by investing activities	(3,758)	608
Net cash used in financing activities	(8,191)	(1,781)
Effect of exchange rate changes on cash and cash equivalents	52	(98)
Net increase in cash and cash equivalents	$3,467	$1,518

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first nine months of fiscal years 2019 and 2018 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $2,336,000 in the first nine months of fiscal year 2019 compared to a decrease of $220,000 in the first nine months of fiscal year 2018. Higher sales in the third quarter of fiscal year 2019 contributed to the increase in the quarter-end accounts receivable balance. The variation in accounts receivable balances also reflected differences in the level and timing of collections as well as the payment terms provided to various customers.

Inventory increased $4,248,000 in the first nine months of fiscal year 2019 compared to an increase of $783,000 in the first nine months of fiscal year 2018. Finished goods, packaging and other raw materials inventories were higher due to anticipated sales requirements and as safety stock during the ERP system implementation in fiscal year 2019. Higher costs also increased the inventory value as of April 30, 2019.

Accounts payable increased $2,873,000 in the first nine months of fiscal year 2019 compared to a decrease of $888,000 in the first nine months of fiscal year 2018. Higher costs for freight, packaging and other operating expenses contributed to the increase in accounts payable at the end of the third quarter of fiscal year 2019. Trade and freight payables varied in both periods due to the timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses decreased $1,762,000 in the first nine months of fiscal year 2019 compared to a decrease of $1,198,000 in the first nine months of fiscal year 2018. The payout of the prior fiscal year's discretionary incentive bonus reduced accrued salaries in both fiscal years. In addition, the bonus accrual at the end of the third quarter of fiscal year 2019 was less than as of the same period in the prior fiscal year. Higher accrued freight in the first nine months of fiscal year 2019 partially offset the lower bonus accrual. Accrued plant expenses also fluctuated due to timing of payments, changes in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Pension and postretirement benefits increased $1,287,000 in the first nine months of fiscal year 2019 compared to a decrease of $11,223,000 in the first nine months of fiscal year 2018. The decrease in fiscal year 2018 was due primarily to an $11,500,000 voluntary contribution in excess of the minimum amount required. See Note 6 of Notes to Condensed Consolidated Financial Statements for further information about our pension plan.

Net cash (used in) provided by investing activities

Cash used in investing activities was $3,758,000 in the first nine months of fiscal year 2019 compared to cash provided by investing activities of $608,000 in the first nine months of fiscal year 2018. Purchases and dispositions of investment securities in both periods were impacted by variations in the timing of investment maturities, the operating cash needs of the Company and the availability of investment options. Cash proceeds from net dispositions of short-term investments in the first nine months of fiscal year 2018 were used in part to fund the voluntary contribution to our pension plan. In addition, cash proceeds were received in the first nine months of fiscal year 2018 from the closing of a life insurance policy on a former key employee.

Net cash used in financing activities

Cash used in financing activities of $8,191,000 in the first nine months of fiscal year 2019 was higher than cash used in financing activities of $1,781,000 in the first nine months of fiscal year 2018. A short term borrowing in the first nine months of fiscal year 2018 under our credit agreement with BMO Harris provided $6,000,000 that was used to fund the voluntary contribution to our pension plan.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,972,000 as of April 30, 2019 were slightly higher than the April 30, 2018 balances of $1,849,000. See further discussion in “Foreign Operations” above.

On January 31, 2019, we signed a fifth amendment to our credit agreement with BMO Harris Bank N.A. (“BMO Harris”), which was scheduled to expire on December 4, 2019. The new agreement will expire on January 31, 2024 and provides for a $45,000,000 unsecured revolving credit agreement, including a maximum of $10,000,000 for letters of credit. The remaining terms are substantially unchanged from our previous agreement with BMO Harris, including the provision that we may select a variable interest rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of April 30, 2019, the variable rates would have been 5.75% for the BMO Harris prime-based rate or 3.83% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of April 30, 2019 and 2018 we were in compliance with the covenants. There were no borrowings during the first nine months of fiscal year 2019. We borrowed $6,000,000 at a weighted average interest rate of 2.96% under the credit agreement with BMO Harris during the third quarter of fiscal year 2018, which was repaid in the fourth quarter of the same fiscal year. The proceeds from the borrowing were used to make a voluntary contribution to our pension plan. There were no other borrowings during the first nine months of fiscal year 2018.

As of April 30, 2019, we had remaining authority to repurchase 1,046,090 shares of Common Stock under a repurchase plan approved by our Board of Directors (the “Board”), including 750,000 shares of Common Stock the Board authorized on March 12, 2019. In addition, on March 21, 2018, the Board authorized the repurchase of 300,000 shares of Class B Stock; however, there have been no repurchases of Class B Stock. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management.

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

There were no changes, other than those described herein, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 3, 2015, we brought suit in the United States District Court for the Northern District of Illinois, Eastern Division, against Nestlé Purina PetCare Company (“Nestlé”) seeking monetary damages and injunctive relief based on Nestlé’s alleged infringement of a patent held by us. The case was stayed for approximately two years, pending the Inter Partes Review (“IPR”) discussed immediately below; the stay was lifted in March 2017, and fact discovery and expert discovery completed. The Court provided the parties with a claim construction decision on September 5, 2018.

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

The case was tried before a jury in the United States District Court for the Northern District of Illinois, Eastern Division in March 2019.  The jury returned a verdict in our favor on March 26, 2019 and the parties subsequently came to agreement on the resolution of all post-trial motions including the IPR.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2019, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarizes our Common Stock purchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES [1]
	(a)	(b)	(c)	(d)
For the Three Months Ended April 30, 2019	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]
February 1, 2019 to February 28, 2019	100	$26.54	—	296,177
March 1, 2019 to March 31, 2019	87	$30.60	—	1,046,090
April 1, 2019 to April 30, 2019	—	$—	—	1,046,090

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. Our Board of Directors authorized the repurchase of 300,000 shares of Class B Stock on March 12, 2018, however there have been no repurchases of Class B Stock as of April 30, 2019, and the authorized Class B Stock is not included in the table above. No shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 filed with the SEC.

2 Our Board of Directors authorized repurchase of 250,000 shares of Common Stock on March 11, 2011, an additional 250,000 shares on June 14, 2012 and an additional 750,000 shares on March 12, 2019. These authorizations do not have a stated expiration date. The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under these authorizations.

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

Dated:  June 7, 2019

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