Form 10-K
period 2019-07-31
Oil-Dri Corp of America
filed 2019-10-10
CIK 74046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended July 31, 2019
OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Transition Period from _____ to _____

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA

Delaware	36-2048898
(State or other jurisdiction of incorporation or organization)	(IRS. Employer Identification No.)
410 North Michigan Avenue, Suite 400, Chicago, Illinois	60611-4213
(Address of principal executive offices)	(Zip code)
Registrant's telephone number, including area code (312) 321-1515

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	ODC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 31, 2019 was $135,930,000.

Number of shares of each class of Oil-Dri’s capital stock outstanding as of September 30, 2019:
Common Stock – 5,356,902 shares        Class B Stock – 2,251,738 shares        Class A Common Stock – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Oil-Dri’s Proxy Statement for its 2019 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) not later than November 28, 2019 (120 days after the end of Oil-Dri’s fiscal year ended July 31, 2019), are incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

3

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

TRADEMARK NOTICE

Agsorb, Amlan, Calibrin, Cat’s Pride, ConditionAde, Flo-Fre, Fresh & Light, Jonny Cat, KatKit, MD-09, Oil-Dri, Pel-Unite, Perform, Pro Mound, Pro's Choice Sports Field Products, Pure-Flo, Rapid Dry, Select, Terra-Green, Ultra-Clear, Varium and Verge are all U.S. registered trademarks of Oil-Dri Corporation of America or of its subsidiaries. Saular is a Canadian registered trademark of Oil-Dri Corporation of America. Fresh Step is a registered trademark of The Clorox Company (“Clorox”).

PART I

ITEM 1 – BUSINESS

OVERVIEW OF BUSINESS

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

Oil-Dri is a leader in developing, manufacturing and/or marketing sorbent products. Our sorbent products are principally produced from hydrated aluminosilicate minerals, primarily consisting of calcium bentonite, attapulgite and diatomaceous shale, which we refer to collectively as our “clay” or our “minerals.” We surface mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California. We produce both absorbent and adsorbent products from our clay. Absorbents, like sponges, draw liquids up into their many pores. Examples of our absorbent clay products are Cat’s Pride and Jonny Cat branded premium cat litter, as well as other private label cat litters. Additional examples are our Oil-Dri branded floor absorbents, Amlan branded animal health and nutrition solutions for livestock, and Agsorb and Verge agricultural chemical carriers. Adsorbent products attract impurities in liquids, such as metals and surfactants, and form low-level chemical bonds. Examples of our adsorbent products are Pure-Flo, Perform and Select bleaching clay products, which act as a filtration media for edible oils, fats and tallows. Also, our Ultra-Clear product serves as a purification aid for petroleum-based oils and by-products. We also sell nonclay-based products, such as our Oil-Dri synthetic sorbents used for industrial cleanup and plastic cat litter box liners. Our principal products are described in more detail below.

For additional information on recent business developments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, incorporated herein by reference.

PRINCIPAL PRODUCTS

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

Agsorb and Verge carriers are used in products that are alternatives to chemical sprays. The clay granules absorb active ingredients and are then delivered directly into, or on top of, the ground providing a more precise application than chemical sprays. Verge carriers are spherical, uniform-sized granules with very low dust. Agsorb drying agent is blended into fertilizer-pesticide blends applied to absorb moisture and improve flowability. Agsorb is also used as a flowability aid for fertilizers and chemicals in the lawn and garden market. Flo-Fre microgranules are used by grain processors and other large handlers of bulk products to soak up excess moisture, which prevents caking. These products are sold primarily in the United States by our technical sales force.

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

Bleaching Clay and Purification Aid Products

We produce an array of products for bleaching, purification and filtration applications that are used around the world by edible oil processors, as well as by refiners of jet fuel and other petroleum-based products. Bleaching clays are used by edible oil processors to adsorb soluble contaminants that create oxidation problems. Our Pure-Flo and Perform bleaching clays remove impurities, such as trace metals, chlorophyll and color bodies, in various types of edible oils. Perform products provide increased activity for hard-to-bleach oils. Our Select adsorbents are used to remove contaminants in vegetable oil processing and can also be used to prepare oil prior to the creation of biodiesel fuel. Our Ultra-Clear product is used as a purification and filtration medium for jet fuel and other petroleum-based products. These products are sold in the United States and in international markets by our team of technical sales employees, distributors and sales agents.

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

FOREIGN OPERATIONS

Our foreign operations are located in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and China, Switzerland, Mexico and Indonesia, which are included in the Business to Business Products Group.

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

We own a 52% interest in a distributor in Mexico. This distributor sells, among other products, our animal health and nutrition products. In December 2018, a new wholly-owned subsidiary in Indonesia started operations to distribute our animal health and nutrition products. Neither of these subsidiaries meet the definition of a significant subsidiary.

Our foreign operations are subject to the normal risks of doing business in non-U.S. countries, such as currency fluctuations, restrictions on the transfer of funds and import/export duties; however, historically our operating results have not been materially impacted by these factors. Incorporated herein by reference are Item 1A. Risk Factors, which describes other risks that could impact our foreign operations, and Note 2 of the Notes to the Consolidated Financial Statements, which contains certain financial information about our foreign operations.

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (“Walmart”) and its affiliates accounted for approximately 20% and 18% of our total net sales for fiscal years 2019 and 2018, respectively. Walmart is a customer in our Retail and Wholesale Products Group. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales; however, sales to Clorox (a customer in our Business to Business Products Group) and its affiliates accounted for approximately 5% of total net sales for both fiscal years 2019 and 2018. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customer other than those described in this paragraph would not be expected to have a material adverse effect on our business.

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

We have four principal competitors in our Retail and Wholesale Products Group, including one which is also our customer. The overall cat litter market has been relatively stable in recent years. The overwhelming majority of all cat litter is mineral based, including both scoopable and coarse non-clumping litters. Cat litters based on alternative strata such as paper, various agricultural waste products and silica gels have niche positions. Scoopable products have a majority of the cat litter market share followed by coarse non-clumping litters. The market share for scoopable cat litter has been growing, while the coarse non-clumping litter share has remained stable.

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

BACKLOG; SEASONALITY

As of July 31, 2019 and 2018, the value of our backlog of orders were approximately $11,680,000 and $10,338,000, respectively. This value was determined by the number of tons on backlog order and the net selling prices. All backlog orders are expected to be filled within the next 12 months. We consider our business, taken as a whole, to be moderately seasonal; however, business activities of certain customers (such as agricultural chemical manufacturers) are subject to such seasonal factors as crop acreage planted, product formulation cycles and weather conditions.

EFFECTS OF INFLATION

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation, processing equipment, purchased raw materials and packaging, energy and borrowings under our credit facility. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these costs.

RESERVES

We mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California; we also have reserves in Nevada, Oregon and Tennessee. We estimate that our proven mineral reserves as of July 31, 2019 were approximately 102,220,000 tons in aggregate and our probable reserves were approximately 171,441,000 tons in aggregate, for a total of 273,661,000 tons of mineral reserves. Based on our rate of consumption during fiscal year 2019, and without regard to any of our reserves in Nevada, Oregon and Tennessee, we consider our proven reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, are reflected at cost on our balance sheet.

It is our policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. We have a program of exploration for additional reserves and, although reserves have been acquired, we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During fiscal year 2019, we utilized these reserves to produce substantially all of the sorbent products that we sold.

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

The following schedule summarizes the net book value of land and other plant and equipment for each of our manufacturing facilities as of July 31, 2019 (in thousands):

	Land & Mineral Rights	Plant and Equipment
Ochlocknee, Georgia	$8,873	$31,241
Ripley, Mississippi	$2,006	$14,013
Mounds, Illinois	$1,637	$2,903
Blue Mountain, Mississippi	$908	$10,323
Taft, California	$1,747	$5,263

EMPLOYEES

During fiscal year 2019, we had approximately 801 employees, who we refer to as our teammates, 43 of whom were employed by our foreign subsidiaries. We believe our corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 52 of our teammates in the U.S. and approximately 18 of our teammates in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations to be satisfactory.

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

ENERGY

We primarily used natural gas in the processing kilns to dry our clay products during fiscal year 2019. We monitor gas market trends and we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. All such contracts are related to the normal course of business and no contracts are entered into for speculative purposes; therefore, they do not qualify as hedges for financial reporting.

RESEARCH AND DEVELOPMENT

We develop new products and applications and improve existing products at our research and development center in Vernon Hills, Illinois. The facility includes a pilot plant that simulates the production processes of our customers and our manufacturing plants. We expanded our microbiology lab dedicated to development of our animal health products in fiscal year 2019. Our staff (and various consultants they engage from time to time) have experience in disciplines such as biology, microbiology, chemistry, physics, mathematics, geological and earth science, material science, geochemistry, physical catalysis, animal nutrition, animal science, oncological nutrition and transitional medicine. In the past several years, our research efforts have resulted in a number of new sorbent products and processes. The facility produces prototype samples and tests new products for customer trial and evaluation. No significant research and development was customer sponsored, and all research and development costs are expensed in the period in which incurred. See Note 1 of the Notes to the Consolidated Financial Statements for further information about research and development expenses.

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

A limited number of customers account for a large percentage of our net sales, as described in Item 1 “Business” above. The loss of, or a substantial decrease in the volume of, purchases by Walmart, Clorox or any of our other top customers could harm our sales and profitability. In addition, an adverse change in the terms of our dealings with, or in the financial wherewithal or viability of, one or more of our significant customers could harm our business, financial condition and results of operations.

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

We are subject to volatility in the price and availability of natural gas, as well as other sources of energy. From time to time, we may use forward purchase contracts or financial instruments to moderate the volatility of a portion of our energy costs. The success or failure of any such transactions depends on a number of factors, including our ability to anticipate and manage volatility in energy prices, the general demand for fuel by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world.

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

Supply, capacity, information technology and logistics disruptions (which may be caused by a variety of factors, including weather conditions, governmental controls, tariffs, national emergencies, natural disasters or other force majeure events) could adversely affect our ability to manufacture, package or transport our products. Some of our products require raw materials that are provided by a limited number of suppliers, or are demanded by other industries or are simply not available at times. Also, some of our products are manufactured on equipment at or near its capacity thus limiting our ability to sell additional volumes of such products until more capacity is obtained. In addition, an increase in truck or ocean freight costs may reduce our profitability, and a decrease in transportation availability may affect our ability to deliver our products to our customers and consequently decrease customer satisfaction and future orders.

Technology failures or cyber security breaches could have an adverse effect on the Company's business and operations.

We rely on information technology systems to process, transmit, store, and protect electronic information. For example, a significant portion of the communications between the Company's personnel, customers, and suppliers depends on information technology and we rely on access to such information systems for our operations. We cannot guarantee that the security measures in place will prevent disruptions, failures, cyber-attacks or privacy breaches in the information technology or phone systems of the Company, our customers or third parties, which could adversely affect our communications and business operations. We may not have the resources or technical sophistication to anticipate, prevent or detect rapidly-evolving types of cyber-attacks. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. While the Company has policies and procedures in place, including system monitoring and data back-up processes to prevent or mitigate the effects of these potential disruptions or breaches, security breaches and other disruptions to information technology systems could interfere with our operations. Any failure to maintain, or disruption to, our information technology systems, whether as a result of cybersecurity attacks or otherwise, could damage our reputation, subject the Company to legal claims and proceedings, and cause us to incur substantial additional costs. There can be no assurance that existing or emerging threats will not have an adverse impact on our systems or communications networks and, further, technological enhancements to prevent business interruptions could require increased spending. Furthermore, security breaches pose a risk to confidential data and intellectual property, which could result in damage to our competitiveness and reputation.

In fiscal year 2019 we implemented a new enterprise resource planning system (“ERP”). The ERP is designed to accurately maintain our books and records and provide information important to the operation of our business. Any potential disruptions with the ERP could affect our ability to process orders, ship product and send invoices. These difficulties could, in turn, negatively impact our financial results including sales, earnings and cash flow. Further development and maintenance of the ERP will continue to require investment of human and financial resources, which may cause increased costs and other difficulties.

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

The expense, liabilities and requirements associated with environmental, health and safety laws and regulations are costly and time-consuming and may delay commencement or continuation of exploration, mining or manufacturing operations. We have incurred, and will continue to incur, significant capital and operating expenditures and other costs in complying with environmental, health and safety laws and regulations. In recent years, regulation of environmental, health and safety matters has grown increasingly stringent, a trend that we expect will continue. Substantial penalties may be imposed if we violate certain of these laws and regulations even if the violation was inadvertent or unintentional. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and administrative, civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting our operations. Under the “joint and several” liability principle of certain environmental laws, we may be held liable for all remediation costs at a particular site and the amount of that liability could be material. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our existing reserves or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. Furthermore, our reputation could be adversely impacted by the failure (or perceived failure) to maintain high environmental, health and safety practices for operations or negative perceptions of these practices in our industry or for our operations or products. There can be no assurance that future events, including changes in any environmental requirements and the costs associated with complying with such requirements, will not have a material adverse effect on us.

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

Failure to maintain a level of corporate social responsibility could damage our reputation and could adversely affect our business, financial condition or results of operations.

In light of evolving expectations around corporate social responsibility, our reputation or brand could be adversely impacted by a failure (or perceived failure) to maintain a level of corporate responsibility.  In today’s environment, an allegation or perception regarding quality, safety, or corporate social responsibility can negatively impact our reputation. This may include, without limitation: failure to maintain certain ethical, social and environmental practices for our operations and activities, or failure to require our suppliers or other third parties to do so; our environmental impact, including our mining operations and their impact on the environment; the practices of our employees, agents, customers, suppliers, or other third parties (including others in our industry) with respect to any of the foregoing, actual or perceived; the failure to be perceived as appropriately addressing matters of social responsibility; consumer perception of statements made by us, our employees and executives, agents, customers, suppliers, or other third parties (including others in our industry); or our responses to any of the foregoing.

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

Unstable economic, political, regulatory and other conditions could adversely affect demand for our products or disrupt our operations in the United States and in international markets. International sales and operations are subject to currency exchange fluctuations, fund transfer and trade restrictions and import/export duties. In some cases, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country’s legal system. We derived approximately 21% of our consolidated net sales from sales outside of the United States in fiscal year 2019. Both international and domestic operations are also subject to regulatory requirements and issues, including with respect to environmental matters. Any of these matters could result in sudden, and potentially prolonged, changes in domestic and international demand for our products. Further, ongoing developments in the U.S. political climate have introduced greater uncertainty with respect to tax policies, trade relations, tariffs and government regulations affecting trade between the U.S. and other countries. These developments, as well as the risks outlined above, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting and obtain an opinion from our independent registered public accounting firm on our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2019 and we obtained from our independent registered public accounting firm an unqualified opinion on our internal control over financial reporting; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

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

We are a “controlled company” under the New York Stock Exchange Corporate Governance Standards. As a controlled company, we may from time to time rely on exemptions from certain NYSE corporate governance requirements that otherwise would be applicable, including the requirements:

•	that a majority of the board of directors consists of independent directors;

•	that we have a nominating and governance committee comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that we have a compensation committee comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Real Property Holdings and Mineral Reserves

	Land Owned	Land Leased	Land Unpatented Claims	Total	Estimated Proven Reserves	Estimated Probable Reserves	Total
	(acres)				(thousands of tons)
California	795	—	1,030	1,825	3,806	11,226	15,032
Georgia	3,851	1,447	—	5,298	33,062	22,640	55,702
Illinois	105	508	—	613	2,651	1,596	4,247
Mississippi	2,219	999	—	3,218	36,385	129,978	166,363
Nevada	535	—	—	535	23,316	2,976	26,292
Oregon	340	—	—	340	—	25	25
Tennessee	178	—	—	178	3,000	3,000	6,000
	8,023	2,954	1,030	12,007	102,220	171,441	273,661

The Mississippi, Georgia, Tennessee, Nevada, California and Illinois properties are primarily mineral in nature, except our research and development facility which is included in the Illinois owned land. We mine sorbent minerals primarily consisting of calcium bentonite, attapulgite and diatomaceous shale. We use geologists and mineral specialists who prepared the estimated reserves of these minerals in the table above. See also Item 1 “Business” above for further information about our reserves. The properties in Mississippi, Georgia, California and Illinois are currently in active production and collectively produced approximately 756,000 tons and 727,000 tons of finished product in fiscal years 2019 and 2018, respectively. Parcels of such land are also sites of manufacturing facilities operated by us. We own approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing, packaging and distribution facility for our Canadian subsidiary.

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

FACILITIES

We operate clay manufacturing and non-clay production facilities on property owned or leased by us as shown on the map below:

Oil-Dri Plant Site Locations

Location	Owned/Leased	Function
Alpharetta, Georgia	Leased	Non-clay manufacturing and packaging, sales, customer service
Blue Mountain, Mississippi	Owned	Manufacturing and packaging
Chicago, Illinois	Leased	Principal executive office
Coppet, Switzerland	Leased	Customer service office
Laval, Quebec, Canada	Owned	Non-clay manufacturing and clay and non-clay packaging, sales
Mounds, Illinois	Owned	Manufacturing and packaging
Ochlocknee, Georgia	Owned	Manufacturing and packaging
Ripley, Mississippi	Owned	Manufacturing and packaging
Shenzhen, China	Leased	Sales office, customer service
Taft, California	Owned	Manufacturing and packaging
Vernon Hills, Illinois	Owned & Leased	Research and development
Wisbech, United Kingdom	Leased	Non-clay manufacturing and clay and non-clay packaging, sales, customer service

We have no mortgages on the real property we own. The leases for the locations listed above expire as follows: Shenzhen, China and Alpharetta, Georgia both in 2020; Vernon Hills, Illinois in 2026; Wisbech, United Kingdom in 2032 and Chicago, Illinois in 2033. The lease for the Coppet, Switzerland office is on a year-to-year basis. We consider that our properties are generally in good condition, well maintained and suitable and adequate to carry on our business.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol ODC. There is no established trading market for our Class B Stock. There are no shares of Class A Common Stock currently outstanding. See Exhibit 4.1 to this Annual Report on Form 10-K for a description of our Common Stock, Class B Stock and Class A Common Stock. The number of holders of record of Common Stock and Class B Stock on September 30, 2019 were 676 and 27, respectively, as reported by our transfer agent. In the last three years, we have not sold any securities which were not registered under the Securities Act of 1933.

Dividends

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

Issuer Repurchase of Equity Securities

During the three months ended July 31, 2019, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarizes our Common Stock purchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES [1]
	(a)	(b)	(c)	(d)
For the Three Months Ended July 31, 2019	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[2]
May, 1 2019 to May 31, 2019	—	$—	—	1,046,090
June 1, 2019 to June 30, 2019	—	$—	—	1,046,090
July 1, 2019 to July 31, 2019	173	$35.43	—	1,045,917

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. Our Board of Directors authorized the repurchase of 300,000 shares of Class B Stock on March 21, 2018, however there have been no repurchases of Class B Stock as of July 31, 2019, and the authorized Class B Stock is not included in the table above. No shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 of this Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

2 Our Board of Directors authorized repurchase of 250,000 shares of Common Stock on March 11, 2011, an additional 250,000 shares on June 14, 2012 and an additional 750,000 shares on March 11, 2019. These authorizations do not have a stated expiration date. The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under these authorizations. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management.

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

Consolidated net income was $12,611,000, or $1.67 per diluted share, for the fiscal year ended July 31, 2019, a 53% increase from net income of $8,240,000, or $1.11 per diluted share, for the fiscal year ended July 31, 2018. Net income in fiscal year 2019 included net proceeds received upon resolution of legal proceedings. Net income in fiscal year 2018 was significantly impacted by a $3,996,000 increase in tax expense to record the impact of the 2017 Tax Cuts and Jobs Act (the “2017 Act”) on deferred income tax assets, which effectively reduced diluted net income per share by $0.54 per share.

Consolidated net sales were up about 4% in fiscal year 2019 compared to fiscal year 2018; however, income from operations declined 34% due to higher cost of sales. Lower selling, general and administrative expenses partially offset the higher cost of sales.

Our Consolidated Balance Sheets as of July 31, 2019 and our Consolidated Statements of Cash Flows for fiscal year 2019 show an increase in total cash, cash equivalents and short-term investments from fiscal year-end 2018, even while we continue to invest in capital, repay debt and pay dividends.

RESULTS OF OPERATIONS
FISCAL YEAR 2019 COMPARED TO FISCAL YEAR 2018

CONSOLIDATED RESULTS

Consolidated net sales in fiscal year 2019 were $277,025,000, an increase of $11,025,000 from net sales of $266,000,000 in fiscal year 2018. Net sales in our Retail and Wholesale Products Group increased for our cat litter products, as well as for our subsidiaries in Canada and the United Kingdom. Net sales in our Business to Business Products Group also increased, particularly for products used in agricultural and fluids purification applications. Sales fluctuations by operating segment are further discussed below.

Consolidated gross profit in fiscal year 2019 was $65,660,000, a decrease of $6,262,000 from gross profit of $71,922,000 in the prior year. Our gross margin (defined as gross profit as a percentage of net sales) in fiscal year 2019 decreased to 24% from 27% in fiscal year 2018. Gross profit decreased due primarily to higher freight, packaging and manufacturing costs. Freight costs per ton increased approximately 10% compared to the prior fiscal year. A shortage of truck drivers that reduced truck availability and further phase-in of government regulations in the trucking industry continued to result in higher freight costs in the first three quarters of fiscal year 2019. Truck availability significantly improved in the fourth quarter of fiscal year 2019 and resulted in lower costs that partially offset the increases earlier in the fiscal year. In addition, freight costs for the year were negatively impacted by a greater number of product transfers between our plants and warehouses to support customer service during the implementation of our new ERP system on August 1, 2018, and by disruptions due to Hurricane Michael in the first quarter of fiscal year 2019. Our overall freight costs also vary depending on the mix of products sold and the geographic distribution of our customers. Packaging costs per ton were approximately 10% higher compared to the prior fiscal year. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices. Costs in fiscal year 2019 for both our resin and paper-based packaging reflected higher prices in their respective commodity prices compared to the prior year. In addition, during this period of higher costs in fiscal year 2019, we purchased more packaging in anticipation of increased sales and for safety stock during the ERP implementation. Recent declines in commodity prices positively impacted packaging costs for the fourth quarter of fiscal year 2019. In addition, non-fuel manufacturing costs per ton were up approximately 7%. An increase in the number of tons produced contributed to higher costs for labor and mining-related costs. Repairs expense also increased for routine and preventative equipment maintenance. Early in fiscal 2019, our plants incurred additional costs due to processing interruptions during the ERP implementation and the hurricane mentioned above. Finally, the cost per manufactured ton of natural gas used to operate kilns that dry our clay was approximately 5% higher; however, lower prices in the fourth quarter moderated the year over year increase.

Total selling, general and administrative expenses were 1% lower in fiscal year 2019 compared to fiscal year 2018. The discussions of each segment's operating income below describe the changes in selling, general and administrative expenses that were allocated to that segment, particularly lower advertising expense in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in fiscal year 2019 included a lower estimated annual incentive bonus accrual for fiscal year-end 2019 compared to fiscal year-end 2018. The incentive bonus accrual was based on actual financial results achieved for the fiscal year and discretion by our Chief Executive Officer, in accordance with the incentive plan's provisions. The lower bonus expense was partially offset by higher costs related to the new ERP system implementation and costs associated with executive personnel changes.

Other income of $4,723,000 in fiscal year 2019 included net proceeds upon resolution of legal proceedings. The amount received under a confidential agreement resolving these legal proceedings was material to our financial results for the period.

Tax expense for fiscal year 2019 was $1,933,000 compared to $6,644,000 in fiscal year 2018. Excluding the $3,996,000 tax adjustment discussed in the “Overview” above, the effective tax rate for fiscal year 2018 would have been 17.8%. The effective tax rate for fiscal 2019 was lower at 13.3%, due primarily to the lower U.S. federal corporate tax rate under the 2017 Tax Act. See Note 5 of the Notes to the Consolidated Financial Statements for additional information about our income taxes.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for fiscal year 2019 were $105,877,000, an increase of $834,000, or 1%, from net sales of $105,043,000 in fiscal year 2018. Net sales increased for our products used in fluids purification and agricultural applications, as well as for our co-packaged cat litter; however, sales declined for our animal health products.

Sales of our fluids purification products increased approximately 4%. Sales to domestic edible oil processors increased due to the characteristics of recent crops that required higher usage of our purification products. In contrast, the strength of the U.S. Dollar created price competition in some foreign markets, which resulted in a loss of sales to local suppliers. Sales of our agricultural and horticultural products were approximately 2% higher compared to the prior year, due primarily to improved sales for our engineered granules. Sales of our co-packaged cat litter also increased approximately 3% due primarily to higher volume. Net sales of animal health and nutrition products decreased approximately 12%. A swine virus outbreak that started in China in August 2018 has spread to other countries in Asia. The virus resulted in a significant reduction in the number of swine raised in these markets and has hurt sales of our animal health products targeted to pig producers, including sales by our subsidiary in China discussed in “Foreign Operations” below. A delay in product registration further negatively impacted sales of animal health and nutrition products to customers in Africa.

The Business to Business Products Group’s selling, general and administrative expenses in fiscal year 2019 were approximately 4% lower compared to fiscal year 2018, including lower net compensation-related costs associated with employee turnover and lower marketing costs.

The Business to Business Products Group’s operating income in fiscal year 2019 was $31,388,000, a decrease of $3,732,000 from operating income of $35,120,000 in fiscal year 2018. Higher freight, packaging and manufacturing costs, as discussed in “Consolidated Results” above, outweighed the higher sales and lower selling general and administrative expenses.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for fiscal year 2019 were $171,148,000, an increase of $10,191,000, or 6%, from net sales of $160,957,000 in fiscal year 2018. Net sales improved for our cat litter products and for our subsidiaries in Canada and the United Kingdom. Our foreign subsidiaries' results are discussed further in “Foreign Operations” below. Partially offsetting these increased sales were moderately lower sales of our industrial absorbent and sweeping compound products.

Total cat litter net sales were approximately 9% higher compared to the prior year due primarily to increased volume and higher prices. Private label cat litter drove the sales growth, which included higher sales to customers who expanded their selection of our private label scoopable products and ran store-sponsored promotions. Private label coarse litter sales to our largest customer increased and new customers were added during fiscal year 2019. Branded litter sales, including our branded scoopable litter, were up also up slightly.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were approximately 19% lower compared to fiscal year 2018. The decrease was driven by approximately $3,600,000 lower advertising expense due primarily to a focus on targeted regional markets and increased use of digital media.

The Retail and Wholesale Products Group’s segment operating income for fiscal year 2019 was $8,683,000, an increase of $1,708,000, from operating income of $6,975,000 in fiscal year 2018. The higher sales and reduction in advertising costs were offset to a great extent by higher freight, packaging and manufacturing costs, as discussed in “Consolidated Results” above.

FOREIGN SUBSIDIARIES
Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiaries in China, Mexico and Indonesia, which are included in the Business to Business Products Group. Net sales by our foreign subsidiaries during fiscal year 2019 were $12,549,000, an increase of $707,000, or 6%, from net sales of $11,842,000 during fiscal year 2018. Sales for our Canada subsidiary increased due to a new private label cat litter customer. In addition, sales by our subsidiary in the United Kingdom increased for fluids purification products sold to new and existing customers. Our subsidiary in Mexico was acquired by the Company in the fourth quarter of fiscal year 2018 and provided incremental sales for the full year of fiscal 2019. These sales increases were partially offset by approximately a 24% decrease in sales by our subsidiary in China. The swine virus outbreak that started in China in August 2018 reduced the number of swine raised in this market and hurt sales of our animal health products targeted to pig producers. Net sales by our foreign subsidiaries represented 5% and 4% of our consolidated net sales during fiscal years 2019 and 2018, respectively.

For fiscal year 2019, our foreign subsidiaries reported net income of $155,000, compared to a net loss of $9,000 in fiscal year 2018. Net income increased due to the higher sales discussed above, which was partially offset by the currency exchange rate impact of the British Pound to the U.S. Dollar.

Identifiable assets of our foreign subsidiaries as of July 31, 2019 were $10,195,000 compared to $9,321,000 as of July 31, 2018. The increase was due primarily to higher cash and inventory balances.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; paying dividends; making pension contributions and business acquisitions. During fiscal year 2019, we primarily used cash generated from operations to fund these requirements. During fiscal year 2018, we borrowed under our revolving credit agreement with BMO Harris to make a voluntary contribution to our pension plan. This borrowing is described under “Other” below and the pension plan is discussed in Note 8 of the Notes to the Consolidated Financial Statements. Cash and cash equivalents totaled $21,862,000 and $12,757,000 as of July 31, 2019 and 2018, respectively. We had no short term investments as of July 31, 2019 and held $7,124,000 as of July 31, 2018.

The following table sets forth certain elements of our Consolidated Statements of Cash Flows for the fiscal year (in thousands):

	2019	2018
Net cash provided by operating activities	$26,743	$10,612
Net cash (used in) provided by investing activities	(7,888)	2,572
Net cash used in financing activities	(9,886)	(9,339)
Effect of exchange rate changes on cash and cash equivalents	136	(183)
Net increase in cash and cash equivalents	$9,105	$3,662

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for fiscal years 2019 and 2018 were as follows:

Non-cash stock compensation expense was $807,000 higher for fiscal 2019 compared to fiscal 2018 due to additional grants of restricted stock. See Note 7 of the Notes to the Consolidated Financial Statements for further information about stock-based compensation.

Deferred income taxes were $406,000 higher at fiscal year-end 2019 compared to fiscal year-end 2018, and were $7,270,000 lower at fiscal year-end 2018 compared to fiscal year-end 2017. During fiscal year 2018, an adjustment to reflect the lower U.S. federal corporate tax rate under the 2017 Tax Act reduced deferred taxes, particularly related to depreciation, deferred compensation and postretirement benefits. See Note 5 of the Notes to the Consolidated Financial Statements for further information about income taxes.

Accounts receivable, less allowance for doubtful accounts and cash discounts, were $1,908,000 higher at fiscal year-end 2019 compared to fiscal year-end 2018 due primarily to higher sales in the fourth quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The same measure of accounts receivable was $270,000 higher at fiscal year-end 2018 compared to fiscal year-end 2017. Fluctuations in accounts receivable balances were impacted in all periods by the timing of both sales and collections, as well as the payment terms provided to various customers.

Inventories were $1,693,000 higher at fiscal year-end 2019 compared to fiscal year-end 2018 due primarily to more on-hand quantities of packaging and other materials purchased at higher costs. A lower reserve for discontinued, slow moving and unsaleable inventory also contributed to the higher inventory value at fiscal year-end 2019. A higher reserve for unsalable inventory drove a $225,000 decrease in inventory at fiscal year-end 2018 compared to fiscal year-end 2017. Furthermore, finished goods and purchased materials inventories vary from year to year due to anticipated sales requirements and the mix of products expected to be produced.

Accounts payable, including income taxes payable, were $590,000 higher at fiscal year-end 2019 compared to fiscal year-end 2018. Accounts payable were $2,436,000 lower at fiscal year-end 2018 compared to fiscal year-end 2017. Changes in trade accounts payable in all periods are subject to normal fluctuations in the timing of payments, the cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses were $589,000 lower at fiscal year-end 2019 compared to fiscal year-end 2018 due primarily to a lower accrued annual discretionary bonus, which was partially offset by higher accruals for trade promotions, advertising and freight. Accrued expenses were $771,000 higher at fiscal year-end 2018 compared to fiscal year-end 2017 due primarily to a higher accrual for the annual bonus, which was partially offset by lower accruals for trade promotions and advertising. Changes in other accrued expenses in all periods are subject to normal fluctuations in the timing of payments.

Deferred compensation balances at fiscal year-end 2019 were slightly lower compared to fiscal year-end 2018. A significant payout under the terms of the deferred compensation plan in fiscal year 2018 contributed to $5,437,000 lower balances at fiscal year-end 2018 compared to fiscal year-end 2017.

Pension and other postretirement liabilities, net of the adjustment recorded in stockholders' equity, were $3,307,000 higher at fiscal year-end 2019 compared to fiscal year-end 2018 due primarily to continued accumulation of employee benefits and a lower discount rate applied to the actuarial liability calculation. These liabilities were $11,048,000 lower at fiscal year-end 2018 compared to fiscal year-end 2017 due primarily to an $11,500,000 voluntary contribution to our pension plan in excess of the minimum amount required. See Note 8 of the Notes to the Consolidated Financial Statements for more information regarding our postretirement benefit plans.

Net cash (used in) provided by investing activities

Cash used in investing activities was $7,888,000 in fiscal year 2019 and cash provided by investing activities was $2,572,000 in fiscal year 2018. During fiscal years 2019, dispositions of short-term investments provided cash in excess of purchases by $7,134,000. No short-term investments were held at fiscal year-end 2019. In fiscal year 2018, dispositions of short-term investments exceeded purchases by $16,581,000. The excess cash was used in part to fund the voluntary contribution to our pension plan.

Capital expenditures of $15,029,000 in fiscal year 2019 were comparable to $15,074,000 in fiscal year 2018. Expenditures in both periods included equipment additions and replacement at our manufacturing facilities. Expenditures in fiscal year 2018 also included significant spending for the ERP system implementation and related infrastructure improvements.

In addition, cash proceeds of $1,747,000 were received in fiscal year 2018 from the closing of a life insurance policy on a former key employee.

Net cash used in financing activities

Cash used in financing activities was $9,886,000 in fiscal year 2019 and $9,339,000 in fiscal year 2018. The primary uses of cash in all periods were for long-term debt and dividend payments.

Other

Total cash and investment balances held by our foreign subsidiaries as of July 31, 2019 and 2018 were $2,136,000, $1,849,000, respectively. See further discussion in the “Foreign Operations” section above.

On January 31, 2019, we signed a fifth amendment to our credit agreement with BMO Harris , which expires on January 31, 2024. The new agreement provides for a $45,000,000 unsecured revolving credit agreement, including a maximum of $10,000,000 for foreign letters of credit. The remaining terms are substantially unchanged from our previous agreement with BMO Harris, including the provision that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of July 31, 2019, the variable rates would have been 5.75% for the BMO Harris’ prime-based rate or 3.52% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2019 and 2018, we were in compliance with its covenants.

As of July 31, 2019 and 2018, there were no outstanding borrowings under this credit agreement; however, there was a total of $5,973,000 allocated for guarantees required by one of our insurance policies and state environmental regulations. During the third quarter of fiscal year 2018 we borrowed $6,000,000 at a weighted average interest rate of 2.96% under the credit agreement to fund a voluntary contribution to our pension plan. The amount borrowed was repaid in the fourth quarter of fiscal year 2018. There were no other borrowings during either fiscal year 2019 or 2018.

See Note 3 of the Notes to the Consolidated Financial Statements for information about our outstanding notes payable.

We believe that cash flow from operations, availability under our revolving credit facility, current cash balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. We spent approximately $3,600,000 less for advertising in fiscal year 2019 compared to fiscal year 2018 to promote our cat litter. We expect advertising expense in fiscal year 2020 to be higher than in fiscal year 2019. We also anticipate that our capital expenditures in fiscal year 2020 will be higher than in fiscal year 2019 due primarily to planned spending at our manufacturing facilities. We do not anticipate that these increased expenditures will dramatically impact our cash position; however, our cash requirements are subject to change as business conditions warrant and opportunities arise. We continually evaluate our liquidity position and anticipated cash needs, as well as the financing options available to obtain additional cash reserves. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under debt agreements, including, but not limited to, the current credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities. As of July 31, 2019 we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of the financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with the generally accepted accounting principles of the United States (“U.S. GAAP”). We review our financial reporting and disclosure practices and accounting policies annually to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. We believe that, of our significant accounting policies stated in Note 1 of the Notes to the Consolidated Financial Statements, the policies listed below involve a higher degree of judgment and/or complexity. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include income taxes, promotional programs, pension accounting and allowance for doubtful accounts. Actual results could differ from these estimates.

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

We recorded valuation allowances of $732,000 and $789,000 for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards as of July 31, 2019 and 2018, respectively, because we believe it is unlikely we will realize the benefit of these tax attributes in the future.

In addition to valuation allowances, we may provide for uncertain tax positions when such tax positions do not meet certain recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. We did not record a liability for unrecognized tax benefits at either July 31, 2019 or 2018. See Note 5 of the Notes to the Consolidated Financial Statements for further discussion.

Trade Promotions. We routinely commit to one-time or ongoing trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience of trade spending patterns and that of the industry, current trends and forecasted data. While we believe our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations. We have accrued liabilities at the end of each period for the estimated trade spending programs. We recorded liabilities of approximately $1,449,000 and $1,024,000 for trade promotions as of July 31, 2019 and 2018, respectively.

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

The discount rate is the rate assumed to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the pension benefits when due. The discount rate is subject to change each year. We refer to an applicable index and the expected duration of the benefit payments to select a discount rate at which we believe the benefits could be effectively settled. The discount rate was the single equivalent rate that would yield the same present value as the plan’s expected cash flows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve used in both fiscal years 2019 and 2018 was the FTSE Pension Discount Curve (formally called the Citi Pension Discount Curve.) Our determination of pension expense or income is based on a market-related valuation of plan assets, which is the fair market value. Our expected rate of return on plan assets is determined based on asset allocations and historical experience. The expected long-term rate of inflation and risk premiums for the various asset categories are based on general historical returns and inflation rates. The target allocation of assets is used to develop a composite rate of return assumption. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

Trade Receivables. We recognize trade receivables when the risk of loss and title pass to the customer. We record an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk and analysis of facts and circumstances about specific accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We believe our allowance for doubtful accounts is reasonable; however, the unanticipated default by a customer with a material trade receivable could occur. We also record an estimated allowance for cash discounts offered in our payment terms to some customers. We recorded a total allowance for doubtful accounts and cash discounts of $644,000 and $817,000 as of July 31, 2019 and 2018, respectively.

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

Inventories. We value inventories at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory to determine if a reserve adjustment is necessary, giving consideration to obsolescence, inventory levels, product deterioration and other factors. The review also surveys all of our operating facilities and sales divisions to give consideration to historic and new market trends. The inventory reserve values as of July 31, 2019 and 2018 were $704,000 and $1,136,000, respectively.

Reclamation. During the normal course of our mining process we remove overburden and perform on-going reclamation activities. As overburden is removed from a mine site, it is hauled to a previously mined site and used to refill older sites. This process allows us to continuously reclaim older mine sites and dispose of overburden simultaneously, therefore minimizing the costs associated with the reclamation process. On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. As of July 31, 2019 and 2018, we have recorded an estimated net reclamation asset of $975,000 and $718,000, respectively, and a corresponding estimated reclamation liability of $2,410,000 as of July 31, 2019 and $2,000,000 as of July 31, 2018. These values represent the discounted present value of the estimated future mining reclamation costs at the production plants. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge over the estimated useful lives of the mines.

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

Impairment of goodwill, trademarks and other intangible assets. We review carrying values of goodwill, trademarks and other indefinite-lived intangible assets periodically for possible impairment in accordance ASC 350, Intangibles – Goodwill and Other. Our impairment review requires significant judgment with respect to factors such as volume, revenue and expenses. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the fourth quarter of the fiscal year and may be re-performed during the year when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. Our impairment analysis performed in the fourth quarters of both fiscal years 2019 and 2018 did not indicate any impairment. We continue to monitor events, circumstances or changes in the business that might imply a reduction in value which could lead to an impairment.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance under ASC 606, Revenue from Contracts with Customers, and subsequently issued several amendments to further clarify the principles for recognizing revenue. This guidance establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. The core principle of ASC 606 is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange.

Oil-Dri adopted the new guidance on a modified retrospective basis effective August 1, 2018. We applied the practical expedient available under ASC 606 to disregard determining significant financing components if the good is transferred and payment is received within one year. We also adopted the policy election to exclude from the transaction price all amounts collected from customers for sales and other taxes. There was no material impact on our Consolidated Financial Statements from the adoption of this guidance. Results for periods beginning on or after August 1, 2018 are recognized and presented in accordance with ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the prior account guidance under ASC 605, Revenue Recognition.
In March 2017, the FASB issued guidance under ASC 715, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires presenting the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. This standard also requires that other components of the net periodic benefit cost be presented separately from the line items that includes service costs and outside of any subtotal of operating income, if one is presented, on a retrospective basis. We adopted this new guidance in the first quarter of fiscal 2019 and accordingly recorded the non-service cost components of net periodic benefit cost in Other Income (Expense) in the line item Other, net on the Consolidated Statements of Operations. As such, the adoption did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued guidance under ASC 842, Leases, which provides that, for leases with a term greater than 12 months, a lessee must recognize in the statement of financial position both a liability to make lease payments and a right-of-use (“ROU”) asset. Other requirements describe expense recognition, as well as financial statement presentation and disclosure. In July 2018, the FASB issued further guidance which provided alternative transition methods. The Company will adopt this guidance for our first quarter of fiscal year 2020 on a modified retrospective transition approach, and will not restate prior comparative periods presented in our financial statements. We expect to elect certain practical expedients, including the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. We have substantially completed our plan for the adoption of this new standard, including implementing software to meet the reporting and disclosure requirements of this standard. We anticipate the adoption of this new standard will result in the recognition of additional ROU assets of approximately $9,222,000 and liabilities of approximately $10,784,000 with the difference largely due to deferred rent that will be reclassified.
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

A summary of all recently adopted and issued accounting standards is contained in Note 1 of Notes to the Consolidated Financial Statements.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS

	July 31,
	2019	2018
ASSETS	(in thousands)
Current Assets
Cash and cash equivalents	$21,862	$12,757
Short-term investments	—	7,124
Accounts receivable, less allowance of $644 and $817 in 2019 and 2018, respectively	35,459	33,602
Inventories, net	24,163	22,521
Prepaid repairs expense	4,708	4,111
Prepaid expenses and other assets	3,084	2,899
Total Current Assets	89,276	83,014
Property, Plant and Equipment
Buildings and leasehold improvements	38,852	38,534
Machinery and equipment	145,402	141,530
Office furniture and equipment	20,569	11,089
Vehicles	15,375	14,151
Gross depreciable assets	220,198	205,304
Less accumulated depreciation and amortization	(159,036)	(149,385)
Net depreciable assets	61,162	55,919
Construction in progress	12,519	13,985
Land and mineral rights	17,117	16,802
Total Property, Plant and Equipment, Net	90,798	86,706
Other Assets
Goodwill	9,262	9,262
Trademarks and patents, net of accumulated amortization of $299 and $267 in 2019 and 2018, respectively	1,599	1,220
Customer list, net of accumulated amortization of $6,297 and $5,540 in 2019 and 2018, respectively	1,488	2,245
Deferred income taxes	7,755	7,349
Other	5,049	4,886
Total Other Assets	25,153	24,962
Total Assets	$205,227	$194,682

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS
(continued)

	July 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY	(in thousands)
Current Liabilities
Current maturities of notes payable	$3,083	$3,083
Accounts payable	8,092	6,543
Dividends payable	1,761	1,627
Accrued expenses
Salaries, wages and commissions	6,740	8,974
Trade promotions and advertising	1,588	1,280
Freight	2,635	1,767
Other	8,707	7,675
Total Current Liabilities	32,606	30,949
Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $31 and $60 in 2019 and 2018, respectively	3,052	6,107
Deferred compensation	6,014	6,100
Pension and postretirement benefits	23,721	15,906
Other	4,288	3,735
Total Noncurrent Liabilities	37,075	31,848
Total Liabilities	69,681	62,797

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,284,199 shares in 2019 and 8,086,849 shares in 2018	828	809
Class B Stock, convertible, par value $.10 per share, issued 2,576,479 shares in 2019 and 2,468,979 shares in 2018	258	247
Additional paid-in capital	41,300	38,473
Retained earnings	164,756	158,935
Noncontrolling interest	(14)	(18)
Accumulated Other Comprehensive Loss
Pension and postretirement benefits	(14,891)	(10,384)
Cumulative translation adjustment	(148)	(231)
Total Accumulated Other Comprehensive Loss	(15,039)	(10,615)
Less treasury stock, at cost (2,926,547 Common and 324,741 Class B shares in 2019 and 2,914,092 Common and 324,741 Class B shares in 2018)	(56,543)	(55,946)
Total Stockholders’ Equity	135,546	131,885

Total Liabilities and Stockholders’ Equity	$205,227	$194,682

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2019	2018
	(in thousands, except for per share data)

Net Sales	$277,025	$266,000
Cost of Sales (1)	(211,365)	(194,078)
Gross Profit	65,660	71,922
Selling, General and Administrative Expenses (1)	(55,248)	(56,045)
Income from Operations	10,412	15,877
Other Income (Expense)
Interest income	250	259
Interest expense	(594)	(676)
Foreign exchange loss	(243)	—
Other, net (1) (2)	4,723	(594)
Total Other Income (Expense), Net	4,136	(1,011)
Income Before Income Taxes	14,548	14,866
Income Tax Expense	(1,933)	(6,644)
Net Income	$12,615	$8,222
Net Income (Loss) Attributable to Noncontrolling Interest	4	(18)
Net Income Attributable to Oil-Dri	12,611	8,240

Net Income Per Share
Basic Common	$1.82	$1.22
Basic Class B Common	$1.36	$0.91
Diluted Common	$1.67	$1.11

Average Shares Outstanding
Basic Common	5,112	5,036
Basic Class B Common	2,068	2,097
Diluted Common	7,251	7,222

(1) Prior year amounts have been retrospectively adjusted to conform to the current year presentation of the non-service cost components of net periodic benefit cost required by new guidance under ASC 715, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 1 of the Notes to the Consolidated Financial Statements for details.

(2) See Note 2 of the Notes to the Consolidated Financial Statements for further information about amounts included in this line item.

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended July 31,
	2019	2018
	(in thousands)

Net Income Attributable to Oil-Dri	$12,611	$8,240

Other Comprehensive (Loss) Income:
Pension and postretirement benefits (net of tax)	(4,507)	2,207
Cumulative translation adjustment	83	(266)
Other Comprehensive (Loss) Income	(4,424)	1,941
Comprehensive Income	$8,187	$10,181

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares		(in thousands)
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, July 31, 2017	10,528,678	(3,232,111)	$1,053	$36,242	$154,735	$(55,701)	$(10,292)	$—	$126,037
Net income			—	—	8,240	—	—	(18)	8,222
Other comprehensive income			—	—	—	—	1,941	—	1,941
Reclassification upon adoption of accounting standard			—	—	2,264	—	(2,264)	—	—
Dividends declared			—	—	(6,304)	—	—	—	(6,304)
Purchases of treasury stock		(622)	—	—	—	(27)	—	—	(27)
Net issuance of stock under long-term incentive plans	27,150	(6,100)	3	456	—	(218)	—	—	241
Amortization of restricted stock			—	1,775	—	—	—	—	1,775
Balance, July 31, 2018	10,555,828	(3,238,833)	$1,056	$38,473	$158,935	$(55,946)	$(10,615)	$(18)	$131,885
Net income			—	—	12,611	—	—	4	12,615
Other comprehensive loss			—	—	—	—	(4,424)	—	(4,424)
Dividends declared			—	—	(6,790)	—	—	—	(6,790)
Purchases of treasury stock		(4,905)	—	—	—	(147)	—	—	(147)
Net issuance of stock under long-term incentive plans	304,850	(7,550)	30	419	—	(450)	—	—	(1)
Amortization of restricted stock			—	2,408	—	—	—	—	2,408
Balance, July 31, 2019	10,860,678	(3,251,288)	$1,086	$41,300	$164,756	$(56,543)	$(15,039)	$(14)	$135,546

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended July 31,
	2019	2018
	(in thousands)
Cash Flows from Operating Activities
Net income	$12,615	$8,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,330	12,756
Amortization of investment discounts	(10)	(129)
Non-cash stock compensation expense	2,407	1,600
Deferred income taxes	(406)	7,270
Provision for bad debts and cash discounts	(179)	252
Loss on the sale of property, plant and equipment	6	84
Life insurance benefits	—	(340)
(Increase) decrease in:
Accounts receivable	(1,729)	(522)
Inventories	(1,693)	225
Prepaid expenses	(786)	(807)
Other assets	(617)	134
Increase (decrease) in:
Accounts payable	590	(2,436)
Accrued expenses	(589)	771
Deferred compensation	(86)	(5,437)
Pension and postretirement benefits	3,307	(11,048)
Other liabilities	583	17
Total Adjustments	14,128	2,390
Net Cash Provided by Operating Activities	26,743	10,612
Cash Flows from Investing Activities
Capital expenditures	(15,029)	(15,074)
Proceeds from sale of property, plant and equipment	7	48
Acquisition of business	—	(730)
Purchases of short-term investments	(4,678)	(35,911)
Dispositions of short-term investments	11,812	52,492
Proceeds from life insurance	—	1,747
Net Cash (Used in) Provided by Investing Activities	(7,888)	2,572
Cash Flows from Financing Activities
Principal payments on notes payable	(3,083)	(3,083)
Dividends paid	(6,656)	(6,230)
Purchase of treasury stock	(147)	(26)
Net Cash Used in Financing Activities	(9,886)	(9,339)
Effect of exchange rate changes on cash and cash equivalents	136	(183)
Net Increase in Cash and Cash Equivalents	9,105	3,662
Cash and Cash Equivalents, Beginning of Year	12,757	9,095
Cash and Cash Equivalents, End of Year	$21,862	$12,757

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year-Ended July 31,
	2019	2018
	(in thousands)
Supplemental disclosure:
Other cash flows:
Interest payments, net of amounts capitalized	$305	$282
Income tax (refund) payments	$(713)	$1,994
Noncash investing and financing activities:
Capital expenditures accrued, but not paid	$2,263	$997
Cash dividends declared and accrued, but not paid	$1,761	$1,627

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

MANAGEMENT USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are revised periodically. Actual results could differ from these estimates. For more information see Critical Accounting Policies and Estimates in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments with maturities of three months or less.

SHORT-TERM INVESTMENTS

No short-term investments were held as of July 31, 2019 due to the low returns available on these investments. The table below shows the composition of short-term investments as of July 31, 2018 (in thousands):

2018
U.S. Treasury securities	$3,992
Certificates of deposit	3,132
Short-term investments	$7,124

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

INVENTORIES

The composition of inventories was as follows as of July 31 (in thousands):

	2019	2018
Finished goods	$13,957	$14,223
Packaging	5,681	5,349
Other	4,525	2,949
Inventories	$24,163	$22,521

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We performed a detailed review of our inventory items to determine if an obsolescence reserve adjustment was necessary. The review surveyed all of our operating facilities and sales groups to ensure that both historical issues and new market trends were considered. The obsolescence reserve not only considered specific items, but also took into consideration the overall value of the inventory as of the balance sheet date. We recorded inventory obsolescence reserves of approximately $704,000 and $1,136,000 as of July 31, 2019 and 2018, respectively. The reserve decreased due to lower levels of discontinued, slow moving and unsaleable finished goods inventory. Other inventories increased due to the lower obsolescence reserve and increased levels of purchased materials.

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated to U.S. Dollars at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

INTANGIBLES AND GOODWILL

We amortize most of our intangibles on a straight-line basis over periods ranging from 10 to 20 years. Our customer list intangible asset is amortized at an accelerated amortization rate in the earlier years to reflect the expected pattern of decline in the related benefits over time. Intangible amortization was $862,000 in fiscal year 2019 and $1,017,000 in fiscal year 2018. Some intangible assets were determined to have indefinite lives and are not amortized, specifically one acquired trademark recorded at $376,000.

Our estimated intangible amortization expense for the next five fiscal years is as follows (in thousands):

2020	$667
2021	$484
2022	$334
2023	$201
2024	$68

The weighted average amortization period of our intangibles subject to amortization is as follows (in years):

Weighted Average Amortization Period
Trademarks and patents	15.2
Debt issuance costs	1.1
Customer list	4.3
Total intangible assets subject to amortization	6.5

We periodically review indefinite-lived intangibles and goodwill to assess for impairment. Our review is based on cash flow considerations and other approaches that require significant judgment with respect to volume, revenue, expenses and allocations. Impairment occurs when the carrying value exceeds the fair value. Much of our goodwill cannot be specifically assigned to one of our operating segments because of the shared nature of our production facilities; however, for purposes of our most recent impairment analysis we estimated the goodwill allocation and assigned $5,415,000 to the Retail and Wholesale Products Group and $3,847,000 to the Business to Business Products Group.

We performed our annual impairment testing in the fourth quarter of fiscal years 2019 and 2018. We will continue to consider the need to re-perform impairment testing throughout the year when circumstances such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. There was no impairment required based on our analysis for fiscal years 2019 or 2018.

OVERBURDEN REMOVAL AND MINING COSTS

We surface mine sorbent minerals on property that we either own or lease as part of our overall operations. A significant part of our overall mining cost is incurred during the process of removing the overburden from the mine site, thus exposing the sorbent material used in a majority of our production processes. These stripping costs are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred. Stripping costs included in cost of sales were approximately $2,430,000 and $2,849,000 for fiscal years 2019 and 2018, respectively. We defer and amortize the pre-production overburden removal costs associated with opening a new mine. No pre-production overburden removal costs were deferred in the last two fiscal years.

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral rights, including legal fees and drilling expenses, are also capitalized. The amount of land and mineral rights included in land on the Consolidated Balance Sheets were approximately $13,638,000 and $2,165,000, respectively, as of July 31, 2019, and were $13,615,000 and $2,165,000, respectively, as of July 31, 2018. Pre-production development costs on new mines and any prepaid royalties that may be offset against future royalties due upon extraction of the mineral are also capitalized. No material capitalized pre-production development costs were recorded in fiscal years 2019 and 2018. Prepaid royalties included in current prepaid expenses and in non-current other assets on the Consolidated Balance Sheets were approximately $1,184,000 and $1,167,000 as of July 31, 2019 and 2018, respectively.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are generally depreciated using the straight-line method over their estimated useful lives which are listed below. Depreciation expense was $12,468,000 and $11,739,000 in fiscal years 2019 and 2018, respectively. Major improvements and betterments are capitalized, while maintenance and repairs that do not extend the useful life of the applicable assets are expensed as incurred. Interest expense may also be capitalized for assets that require a period of time to get them ready for their intended use. There was no capitalized interest in fiscal year 2019 and $176,000 in fiscal year and 2018.

	Years
Buildings and leasehold improvements	3	-	40
Machinery and equipment
Packaging	2	-	20
Processing	2	-	25
Mining and other	3	-	20
Office furniture and equipment	2	-	15
Vehicles	2	-	15

Property, plant and equipment are carried at cost on the Consolidated Balance Sheets and are reviewed for possible impairment on an annual basis or when circumstances indicate impairment that an asset may become impaired. We take into consideration idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. No impairment was recorded in either fiscal year 2019 or 2018.

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

ADVERTISING

Advertising costs for the development of printed materials, television commercials, web-based digital banners, web-based social media and sales videos are deferred and expensed upon the first use of the materials, unless such amounts are immaterial. Costs paid for communicating advertising over a period of time, such as television air time, radio commercials and print media advertising space, are deferred and expensed on a pro-rata basis. All other advertising costs, including participation in industry conventions and shows and market research, are expensed when incurred. All advertising costs are part of selling, general and administrative expenses. Advertising expenses were approximately $6,909,000 and $10,551,000 in fiscal years 2019 and 2018, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents, short-term investments and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2019 and 2018. Short-term investments were certificates of deposits and treasury securities. We intend and have the ability to hold our short-term investments to maturity; therefore, these investments were reported at amortized cost on the Consolidated Balance Sheets, which approximated fair value. See Note 4 of the Notes to the Consolidated Financial Statements for additional information regarding the fair value of our financial instruments, including notes payable.

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

We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $259,000 and $96,000 as of July 31, 2019 and July 31, 2018, respectively. This liability is reported in Other Accrued Expenses on the Consolidated Balance Sheets. Revenue recognized during fiscal year 2019 that was included in the liability for advance payments at the beginning of the year was $96,000.

COST OF SALES

Cost of sales consists of all manufacturing costs, including depreciation and amortization related to assets used in the manufacturing and distribution process, inbound and outbound freight, inspection costs, purchasing costs associated with materials and packaging used in the production process and warehouse and distribution costs.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of sales and were approximately $47,717,000 and $42,542,000 for fiscal years 2019 and 2018, respectively.

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

RESEARCH AND DEVELOPMENT

Research and development costs of approximately $3,202,000 and $3,430,000 were charged to expense as incurred for fiscal years 2019 and 2018, respectively, and are recorded in selling, general and administrative expenses.

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

Oil-Dri adopted the new guidance on a modified retrospective basis effective August 1, 2018. We applied the practical expedient available under ASC 606 to disregard determining significant financing components if the good is transferred and payment is received within one year. We also adopted the policy election to exclude from the transaction price all amounts collected from customers for sales and other taxes. There was no material impact on our Consolidated Financial Statements from the adoption of this guidance. Results for periods beginning on or after August 1, 2018 are recognized and presented in accordance with ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the prior account guidance under ASC 605, Revenue Recognition.

In January 2016, the FASB issued guidance under ASC 825, Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance was effective for our first quarter of fiscal year 2019. The provisions relevant to us relate to fair value disclosures for our notes payable, which are measured at amortized cost on the balance sheet. These provisions require the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, as well as eliminate the requirement to disclose the method and significant assumptions used to estimate the fair value in such disclosure. This guidance impacted our disclosures only on a prospective basis and did not have a material impact on our Consolidated Financial Statements.
In March 2017, the FASB issued guidance under ASC 715, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires presenting the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. This standard also requires that other components of the net periodic benefit cost be presented separately from the line items that includes service costs and outside of any subtotal of operating income, if one is presented, on a retrospective basis. We adopted this new guidance in the first quarter of fiscal 2019 and accordingly recorded the non-service cost components of net periodic benefit cost in Other Income (Expense) in the line item Other, net on the Consolidated Statements of Operations. As such, the adoption did not have a material impact on our Consolidated Financial Statements.
In July 2019 the FASB updated the ASC to reflect the SEC's final rule to simplify certain disclosure requirements, Disclosure Update and Simplification, which removed or modified certain disclosure requirements that require substantially similar information in other SEC disclosure requirements or under U.S. GAAP, as well as information that has become outdated over time. The amendments generally eliminate disclosures, but also include one expanded disclosure related to interim-period changes in stockholders' equity, which we complied with accordingly in our Form 10-Q for the third quarter of fiscal year 2019.

Recently Issued Accounting Standards

In February 2016, the FASB issued guidance under ASC 842, Leases, which provides that, for leases with a term greater than 12 months, a lessee must recognize in the statement of financial position both a liability to make lease payments and a ROU asset. Other requirements describe expense recognition, as well as financial statement presentation and disclosure. In July 2018, the FASB issued further guidance which provided alternative transition methods. The Company will adopt this guidance for our first quarter of fiscal year 2020 on a modified retrospective transition approach, and will not restate prior comparative periods presented in our financial statements. We expect to elect certain practical expedients, including the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. We have substantially completed our plan for the adoption of this new standard, including implementing software to meet the reporting and disclosure requirements of this standard. We anticipate the adoption of this new standard will result in the recognition of additional ROU assets of approximately $9,222,000 and liabilities of approximately $10,784,000 with the difference largely due to deferred rent that will be reclassified.
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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	Year Ended July 31,
Product	2019	2018	2019	2018
Cat Litter	$13,764	$13,301	$135,489	$124,635
Industrial and Sports	—	—	33,341	34,224
Agricultural and Horticultural	24,311	23,897	—	—
Bleaching Clay and Fluids Purification	51,905	49,783	2,318	2,098
Animal Health and Nutrition	15,897	18,062	—	—
Net Sales	$105,877	$105,043	$171,148	$160,957

Net sales and operating income for each segment are provided below. The accounting policies of the segments are the same as those described in the Note 1 of the Notes to the Consolidated Financial Statements.

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

The corporate expenses line in the table below represents certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as research and development, information systems, finance, legal, human resources and customer service. Corporate expenses also include the annual incentive plan bonus accrual. Other income in fiscal year 2019 included net proceeds upon resolution of legal proceedings. The amount received under a confidential agreement resolving these legal proceedings was material to our financial results for the period.

			July 31,
			Assets
			2019	2018
			(in thousands)
Business to Business Products			$65,282	$65,143
Retail and Wholesale Products			94,809	89,623
Unallocated assets			45,136	39,916
Total Assets			$205,227	$194,682

	Year Ended July 31,
	Net Sales		Income
	2019	2018	2019	2018
	(in thousands)
Business to Business Products	$105,877	$105,043	$31,388	$35,120
Retail and Wholesale Products	171,148	160,957	8,683	6,975
Net Sales	$277,025	$266,000
Corporate Expenses			(29,659)	(26,218)
Income from Operations			10,412	15,877
Total Other Income (Expense), Net			4,136	(1,011)
Income Before Income Taxes			14,548	14,866
Income Tax Expense			(1,933)	(6,644)
Net Income			$12,615	$8,222
Net Income (Loss) Attributable to Noncontrolling Interest			$4	$(18)
Net Income Attributable to Oil-Dri			$12,611	$8,240

The following is a summary by fiscal year of financial information by geographic region (in thousands):

	2019	2018
Sales to unaffiliated customers by:
Domestic operations	$264,476	$254,158
Foreign subsidiaries	$12,549	$11,842
Sales or transfers between geographic areas:
Domestic operations	$5,097	$5,570
Income before income taxes:
Domestic operations	$14,280	$14,742
Foreign subsidiaries	$268	$124
Net Income (Loss) attributable to Oil-Dri:
Domestic operations	$12,456	$8,249
Foreign subsidiaries	$155	$(9)
Identifiable assets:
Domestic operations	$195,032	$185,361
Foreign subsidiaries	$10,195	$9,321

Sales to Walmart, our largest customer, are included in our Retail and Wholesale Products Group. The percentage of consolidated net sales and net accounts receivable attributed to Walmart are shown in the table below:

	2019	2018
Net sales for the years ended July 31	20%	18%
Net accounts receivable as of July 31	26%	26%

There are no other customers with sales equal to or greater than 10% of our total sales.

NOTE 3 – DEBT

The composition of notes payable is as follows as of July 31 (in thousands):

	2019	2018
Senior notes payable in annual principal installments on August 1: $3,083 in each fiscal year 2020 through 2021. Interest is payable semiannually at an annual rate of 3.96%	$6,167	$9,250
Less current maturities of notes payable	(3,083)	(3,083)
Less unamortized debt issuance costs	$(32)	$(60)
Noncurrent notes payable	$3,052	$6,107

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

We have a credit agreement with BMO Harris that expires on January 31, 2024. The agreement provides for a $45,000,000 unsecured revolving credit agreement, including a maximum of $10,000,000 for foreign letters of credit. Under the agreement we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of July 31, 2019, the variable rates would have been 5.75% for the BMO Harris’ prime-based rate or 3.52% for the LIBOR-based rate.

We borrowed $6,000,000 at a weighted average interest rate of 2.96% under the credit agreement during the third quarter of fiscal year 2018. The amount borrowed was repaid in the fourth quarter of fiscal year 2018. The proceeds from the borrowing were used to make a voluntary contribution to our pension plan. As of July 31, 2019 and 2018, there were no outstanding borrowings under this credit agreement; however, there was a total of $5,973,000 allocated for guarantees required by one of our insurance policies and state environmental regulations.

The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio, a minimum consolidated net worth and a minimum consolidated debt ratio. Our debt agreements also contain provisions such that if we default on one debt agreement, the others will automatically default. If we default on any guaranteed debt with a balance greater than $1,000,000, our unsecured revolving credit agreement with BMO Harris will be considered in default. If we default on any debt with a balance greater than $5,000,000 we will also be considered in default with the senior promissory notes. We were in compliance with all restrictive covenants and limitations as of July 31, 2019.

The following is a schedule by fiscal year of future principal maturities of notes payable as of July 31, 2019 (in thousands):

2020	$3,083
2021	3,084
Total	$6,167

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

Cash equivalents are classified as Level 1 of the fair value hierarchy because they were valued using quoted market prices in active markets. Cash equivalents were $26,000 and $9,920,000 as of July 31, 2019 and 2018, respectively. These cash instruments are primarily money market funds and are included in cash and cash equivalents on the Consolidated Balance Sheets.

Short-term investments on the Consolidated Balance Sheets include certificates of deposit and treasury securities. We had no short-term investments as of July 31, 2019 due to the low returns available on these investments. Short-term investment held as of July 31, 2018 were reported at amortized cost on the Consolidated Balance Sheets, which approximated fair value, given our intent and ability to hold them until maturity.

Accounts receivable and accounts payable balances on the Consolidated Balance Sheets approximate their fair values as of July 31, 2019 and 2018 due to the short maturity and nature of those balances.

Notes payable on the Consolidated Balance Sheets are carried at the face amount of future maturities. The estimated fair value of notes payable was approximately $6,357,000 as of July 31, 2019 and $9,553,000 as of July 31, 2018. Our debt does not trade on a daily basis in an active market, therefore the fair value of notes payable was estimated based on market observable borrowing rates currently available for debt with similar terms and average maturities and is classified as Level 2.

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

NOTE 5 – INCOME TAXES

The provision for income tax expense by fiscal year consists of the following (in thousands):

	2019	2018
Current
Federal	$(529)	$4,490
Foreign	(5)	57
State	1,416	149
Current Income Tax Total	882	4,696
Deferred
Federal	1,344	1,491
Foreign	113	94
State	(406)	363
Deferred Income Tax Total	1,051	1,948
Total Income Tax Expense	$1,933	$6,644

On December 22, 2017, the U.S. government enacted the 2017 Tax Act. The 2017 Tax Act included a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate and acceleration of depreciation for certain assets placed in service after September 27, 2017, as well as prospective changes, including repeal of the domestic manufacturing deduction and capitalization of research and development expenditures. The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0% for all corporations effective January 1, 2018. For fiscal year companies, the change in law requires the application of a blended rate for each quarter of the fiscal year of enactment. We applied a blended tax rate of 26.9% for fiscal year 2018. For fiscal year 2019 and thereafter, the applicable statutory rate is 21.0%. In addition, during fiscal year 2018 the change in the U.S. corporate income tax rate caused us to adjust our U.S. net deferred tax assets to the reduced U.S. federal corporate tax rate and to record a provisional charge as a discrete item in the provision for income taxes. This transitional impact resulted in a provisional net charge of approximately $3,996,000 in fiscal year 2018. Our analysis of the 2017 Tax Act impact was finalized in fiscal 2019 and there were no adjustments to these provisional amounts.

Principal reasons for variations between the statutory federal rate and the effective rates by fiscal year were as follows:

	2019	2018
U.S. federal income tax rate	21.0%	26.9%
Depletion deductions allowed for mining	(8.2)	(10.1)
State income tax expense, net of federal tax expense	2.5	2.5
Difference in effective tax rate of foreign subsidiaries	0.2	0.1
Prior year income taxes	(1.9)	0.2
Change in federal tax rate applied to deferred tax assets and liabilities	—	26.8
Deduction for domestic production activities	—	(1.4)
Other	(0.3)	(0.3)
Effective income tax rate	13.3%	44.7%

The Consolidated Balance Sheets included the following tax effects of cumulative temporary differences as of July 31 (in thousands):

`

	2019		2018
	Assets	Liabilities	Assets	Liabilities
Depreciation	$—	$3,995	$—	$3,284
Deferred compensation	2,121	—	2,057	—
Postretirement benefits	6,100	—	4,164	—
Allowance for doubtful accounts	81	—	118	—
Deferred marketing expenses	—	326	—	13
Other assets	390	—	374	—
Accrued expenses	2,076	—	2,131	—
Tax credits	250	—	683	—
Amortization	166	—	200	—
Inventories	264	—	570	—
Depletion	—	173	—	293
Stock-based compensation	556	—	367	—
Reclamation	392	—	309	—
Other assets – foreign	585	—	755	—
Valuation allowance	(732)	—	(789)	—
Total deferred taxes	$12,249	$4,494	$10,939	$3,590

The adjustment to reflect the reduced U.S. federal corporate tax rate under the 2017 Tax Act impacted the deferred tax amounts for fiscal 2018 in the table above, particularly deferred taxes for depreciation, deferred compensation and postretirement benefits. Deferred taxes for postretirement benefits were also affected by a voluntary contribution that significantly reduced our pension liability. See Note 8 of the Notes to the Consolidated Financial Statements for further information about our postretirement benefits.

We recorded a valuation allowance of $732,000 and $789,000 as of July 31, 2019 and July 31, 2018, respectively, for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards since we believe it is unlikely we will realize the benefit of these tax attributes in the future. As of July 31, 2019, we have total net operating loss carryforwards from state jurisdictions of approximately $4,000,000. No valuation allowance has been established for these carryforwards since we expect our future profitability will allow us to fully realize these tax benefits.

Our foreign subsidiaries in the United Kingdom and China have not generated any untaxed foreign income, therefore we have not provided for any related income taxes.

We had no material liability for unrecognized tax benefits based on tax positions related to the current and prior fiscal years as of July 31, 2019 and 2018; correspondingly, no related interest and penalties were recognized as income tax expense and there were no accruals for such items in either of these fiscal years.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have no income tax returns under examination as of July 31, 2019 and federal tax returns for fiscal years 2017 and 2018 remain open for examination. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are a limited number of open state and local income tax audits in which no material issues have been preliminarily identified. There are no material open or unsettled foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive income by component (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2017	$(10,327)		$35	(10,292)
Other comprehensive income (loss) before reclassifications, net of tax	1,310	a)	(266)	1,044
Amounts reclassified from accumulated other comprehensive income, net of tax	897	b)	—	897
Net current-period other comprehensive income (loss), net of tax	2,207		(266)	1,941
Reclassification to retained earnings upon adoption of accounting standard	$(2,264)		$—	$(2,264)
Balance as of July 31, 2018	$(10,384)		$(231)	$(10,615)
Other comprehensive (loss) income before reclassifications, net of tax	(5,089)	a)	83	(5,006)
Amounts reclassified from accumulated other comprehensive income, net of tax	582	b)	—	582
Net current-period other comprehensive (loss) income, net of tax	(4,507)		83	(4,424)
Balance as of July 31, 2019	$(14,891)		$(148)	$(15,039)

a)	Amounts are net of taxes of $1,607,000 and $413,000 in fiscal years 2019 and 2018, respectively, and are included in Other Comprehensive Loss.

b)
Amounts are net of taxes of $185,000 and $373,000 in fiscal years 2019 and 2018, respectively. Amounts are included in the components of net periodic benefit cost for the pension and postretirement health plans.

See Note 8 of the Notes to the Consolidated Financial Statements for further information about pension and postretirement health benefits.

NOTE 7 – STOCK-BASED COMPENSATION

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended, the “2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500. As of July 31, 2019, there were 74,263 shares available for future grants under this plan.

RESTRICTED STOCK

All non-vested restricted stock as of July 31, 2019 was issued under the 2006 Plan with vesting periods generally from two to five years. The fair value of restricted stock was determined by the closing market price of our Common Stock on the date of grant multiplied by the number of shares granted.

A summary of restricted stock transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Unamortized Expense (in thousands)
Non-vested restricted stock outstanding at July 31, 2017	185	$30.96	2.8	$3,893
Granted	27	$42.59
Vested	(28)	$29.88
Forfeited	(6)	$35.90
Non-vested restricted stock outstanding at July 31, 2018	178	$32.74	1.7	$3,050
Granted	321	$32.89
Vested	(61)	$31.90
Forfeited	(24)	$30.85
Non-vested restricted stock outstanding at July 31, 2019	414	$33.09	4.5	$10,474

Stock-based compensation for restricted stock of $1,834,000 and $1,349,000, net of related tax effect, was recognized in fiscal years 2019 and 2018, respectively. The total restricted stock compensation related tax benefit was $579,000 and $426,000 in fiscal years 2019 and 2018, respectively.

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

A 401(k) savings plan is maintained under which we match a portion of employee contributions. This plan is available to essentially all domestic employees following a specific number of days of employment. Our contributions to this plan, and to similar plans maintained by our foreign subsidiaries, were $764,000 and $782,000 for fiscal years 2019 and 2018, respectively.

Obligations and Funded Status

The following tables provide a reconciliation of changes in the plans’ benefit obligations, asset fair values and funded status by fiscal year (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation, beginning of year	$54,267	$53,742	$2,667	$2,925
Service cost	1,626	1,723	105	106
Interest cost	2,114	2,022	97	84
Actuarial loss (gain)	5,125	(1,811)	97	(363)
Benefits paid	(1,579)	(1,409)	(8)	(85)
Benefit obligation, end of year	61,553	54,267	2,958	2,667

Change in plan assets:
Fair value of plan assets, beginning of year	40,971	27,457	—	—
Actual return on plan assets	1,333	1,719	—	—
Employer contribution	—	13,204	8	85
Benefits paid	(1,579)	(1,409)	(8)	(85)
Fair value of plan assets, end of year	40,725	40,971	—	—
Funded status, recorded in Consolidated Balance Sheets	$(20,828)	$(13,296)	$(2,958)	$(2,667)

See “Cash Flows” below for further information about employer contributions and benefits payments.

The accumulated benefit obligation for the Pension Plan was $54,696,000 and $48,358,000 as of July 31, 2019 and July 31, 2018, respectively.

The following table shows amounts recognized in the Consolidated Balance Sheets as of July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2019	2018	2019	2018
Deferred income taxes	$5,346	$3,525	$754	$639
Other current liabilities	$—	$—	$(65)	$(57)
Other noncurrent liabilities	$(20,828)	$(13,296)	$(2,893)	$(2,610)
Accumulated other comprehensive loss – net of tax:
Net actuarial loss	$14,731	$10,301	$184	$110
Prior service cost (income)	$—	$2	$(24)	$(29)

Benefit Costs and Amortizations

The following table shows the components of the net periodic pension and postretirement health benefit costs by fiscal year (in thousands):

	Pension Cost		Postretirement Health Benefit Cost
	2019	2018	2019	2018
Service cost	$1,626	$1,723	$105	$106
Interest cost	2,114	2,022	97	84
Expected return on plan assets	(2,809)	(2,168)	—	—
Amortization of:
Prior service costs (income)	2	2	(6)	(6)
Other actuarial loss	771	1,274	—	—
Net periodic benefit cost	$1,704	$2,853	$196	$184

The following table shows amounts, net of tax, that are recognized in other comprehensive income by fiscal year (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2019	2018	2019	2018
Net actuarial loss (gain)	$5,016	$(1,034)	$73	$(276)
Amortization of:
Prior service (cost) income	(1)	(2)	5	1
Amortization of actuarial (loss) gain	(586)	(901)	—	5
Total recognized in other comprehensive loss (income)	$4,429	$(1,937)	$78	$(270)

The following table shows amortization amounts, net of tax, expected to be recognized in fiscal year 2020 in accumulated other comprehensive income (in thousands):

Amortization of:	Pension Benefits	Postretirement Health Benefits
Net actuarial loss	$1,087	$—
Prior service income	—	(5)
Total to be recognized as other comprehensive loss (income)	$1,087	$(5)

Cash Flows

We have funded the Pension Plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. During fiscal 2018, we made an $11,500,000 voluntary contribution in excess of the minimum required amount. This contribution was made within eight and one-half months after the end of our fiscal year 2017 and therefore was deductible for our 2017 tax year. We received a greater tax benefit for this deduction in our 2017 tax year compared to the the benefit we would have received if the contribution was attributed to our 2018 tax year. See Note 5 of the Notes to the Consolidated Financial Statements for further discussion of the tax rates and other changes enacted by the 2017 Tax Act. This voluntary contribution also improved our funded status and contributed to a lower net periodic benefit expense.

We do not expect to make a contribution to the Pension Plan in fiscal year 2020.    The postretirement health plan is an unfunded plan. Our policy is to pay health insurance premiums and claims from our assets.

The following table shows the estimated future benefit payments by fiscal year (in thousands):

	Pension Benefits	Postretirement Health Benefits
2020	$1,686	$66
2021	$1,763	$98
2022	$1,864	$108
2023	$1,902	$147
2024	$2,013	$236
2025-29	$13,969	$1,412

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

	Pension Benefits		Postretirement Health Benefits
	2019	2018	2019	2018
Discount rate for net periodic benefit costs	4.04%	3.75%	3.81%	3.26%
Discount rate for year-end obligations	3.35%	4.04%	2.93%	3.81%
Rate of increase in compensation levels for net periodic benefit costs	3.50%	3.50%	—	—
Rate of increase in compensation levels for year-end obligations	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.00%	7.00%	—	—

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

For fiscal year 2019, the medical cost trend assumption used for the postretirement health benefit cost was 7.5%. The graded trend rate is expected to decrease to an ultimate rate of 4.5% in fiscal year 2038.

The following table reflects the effect on postretirement health costs and accruals in fiscal year 2019 of a one-percentage point change in the assumed health care cost trend (in thousands):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost	$26	$(22)
Effect on accumulated postretirement benefit obligation	$301	$(267)

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

We measure and monitor the plan’s asset investment performance and the allocation of assets through quarterly investment portfolio reviews. Investment performance is measured by absolute returns, returns relative to benchmark indices and any other appropriate basis of comparison. The targeted allocation percentages of plan assets is shown below for fiscal year 2020 and the actual allocation as of July 31:

Asset Allocation	Target fiscal 2020	2019	2018
Cash and accrued income	2%	—%	—%
Fixed income	38%	42%	36%
Equity	60%	58%	64%

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets carried at fair value (in thousands):

	Fair Value At July 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Asset Class
Cash and cash equivalents(a)	$66	$66	$—
Equity securities(b):
U.S. companies	13,775	4,147	9,628
International companies	2,609	2,609	—
Equity securities - international mutual funds:
Developed market(c)	5,275	—	5,275
Emerging markets(d)	1,141	—	1,141
Commodities(e)	637	—	637
Fixed Income:
U.S. Treasuries	3,273	—	3,273
Debt securities(f)	8,103	—	8,103
Government sponsored entities(g)	2,087	—	2,087
Multi-strategy bond fund(h)	813	—	813
Money market fund(i)	557	—	557
Other(j)	2,389	—	2,389
Total	$40,725	$6,822	$33,903

	Fair Value At July 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Asset Class
Cash and cash equivalents(a)	$1,102	$1,102	$—
Equity securities(b):
U.S. companies	14,253	5,519	8,734
International companies	3,157	3,157	—
Equity securities - international mutual funds:
Developed market(c)	5,851	—	5,851
Emerging markets(d)	905	—	905
Commodities(e)	687	—	687
Fixed Income:
U.S. Treasuries	1,929	—	1,929
Debt securities(f)	8,325	—	8,325
Government sponsored entities(g)	1,814	—	1,814
Money market fund(i)	1,567	—	1,567
Other(j)	1,381	—	1,381
Total	$40,971	$9,778	$31,193

(a)	Cash and cash equivalents consists of highly liquid investments which are traded in active markets.

(b)	This class represents equities traded on regulated exchanges, as well as funds that invest in a portfolio of such stocks.

(c)
These mutual funds seek long-term capital growth by investing no less than 80% of their assets in stocks of non- U.S. companies that are primarily in developed markets, but also may invest in emerging and less developed markets.

(d)	These mutual funds seek to track the performance of a benchmark index that measures the investment return of stock issued by companies located in emerging market countries.

(e)	These investments seek attractive total return by investing primarily in a diversified portfolio of commodity futures contracts and fixed income investments.

(f)	This class includes bonds and loans of U.S. and non-U.S. corporate issuers from diverse industries and bonds of domestic and foreign municipalities.

(g)
This class represents a beneficial ownership interest in a pool of single-family residential mortgage loans. These investments are generally not backed by the full faith and credit of the United States government, except for securities valued at $377,000 in our portfolio as of July 31, 2019 and $443,000 as of July 31, 2018.

(h)
This class invests at least 80% of its net assets in bonds and other fixed income instruments issued by governmental or private-sector entities. More than 50% of its net assets are invested in mortgage-backed securities. The fund may invest up to 33 1/3% of its net assets in high-yield bonds, bank loans and assignments and credit default swaps.

(i)
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

(j)
This class includes funds that use a number of other strategies, including arbitrage, to obtain long-term positive returns. The portfolio of instruments may include equities, debt securities, real estate properties, warrants, options, swaps, future contracts, forwards or other types of derivative instruments.

NOTE 9 – DEFERRED COMPENSATION

Oil-Dri's deferred compensation plans permit directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. Participants have deferred $418,000 and $578,000 into these plans in fiscal years 2019 and 2018, respectively. We recorded $204,000 and $371,000 of interest expense associated with these plans in fiscal years 2019 and 2018, respectively. Payments to participants were $1,144,000 and $6,010,000 in fiscal years 2019 and 2018, respectively, and the total liability recorded for deferred compensation was $3,560,000 and $4,218,000 as of July 31, 2019 and 2018, respectively.

The Oil-Dri Corporation of America Annual Incentive Plan provides certain executives with the opportunity to receive a deferred executive bonus award if certain financial goals are met. A total of $513,000 and $609,000 were awarded to certain executives for fiscal years 2019 and 2018, respectively. These awards will vest and accrue interest over a three-year period.

Our deferred compensation plans are unfunded. We fund these benefits when payments are made, and the timing and amount of the payments are determined according to the plans' provisions and, for certain plans, according to individual employee agreements.

The Oil-Dri Corporation of America Supplemental Executive Retirement Plan (“SERP”) provides certain retired participants in the Pension Plan with the amount of benefits that would have been provided under the Pension Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”), and/or (2) the limitation on compensation for purposes of calculating benefits under the Pension Plan imposed by Section 401(a)(17) of the Code. The SERP liability is actuarially determined at the end of each fiscal year using assumptions similar to those used for the Pension Plan, see Note 8 of the Notes to the Consolidated Financial Statements. The SERP liability was $2,708,000 and $2,169,000 as of July 31, 2019 and July 31, 2018, respectively. We recorded expense related to the SERP of $539,000 and $87,000 in fiscal years 2019 and 2018, respectively. The SERP is unfunded and benefits will be funded when payments are made.

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

The following is a schedule by fiscal year of future minimum rent requirements under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 31, 2019 (in thousands):

2020	$2,255
2021	$1,640
2022	$1,513
2023	$1,038
2024	$899
Later years	$7,422

The following schedule shows the composition of total rent expense by fiscal year for all operating leases, including those with terms of one month or less which were not renewed (in thousands):

	2019	2018
Vehicles and Railcars	$1,319	$1,404
Office facilities	626	985
Warehouse facilities	434	408
Mining properties:
Minimum	118	106
Contingent (1)	301	208
Other	75	92
Total	$2,873	$3,203
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

NOTE 13 – RELATED PARTIES

One member of our Board of Directors is currently the President and Chief Executive Officer of a customer of ours. Total net sales to that customer, including sales to subsidiaries of that customer, were $462,000 and $388,000 for fiscal years 2019 and 2018, respectively. There were $10,000 and $14,000 outstanding accounts receivable due from that customer, and its subsidiaries, as of July 31, 2019 and July 31, 2018, respectively.

One member of our Board of Directors is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $271,000 and $229,000 for fiscal years 2019 and 2018, respectively. There were no outstanding amounts due to that vendor as of July 31, 2019 or July 31, 2018.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal controls over financial reporting as of July 31, 2019 have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Oil-Dri Corporation of America

Opinions on the financial statements and internal control over financial reporting
We have audited the accompanying consolidated balance sheets of Oil-Dri Corporation of America (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2019 and 2018, and the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended July 31, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of July 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

Basis for opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
October 10, 2019

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

There were no changes, other than those described herein, in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except as set forth below) is contained in Oil-Dri’s Proxy Statement for its 2019 annual meeting of stockholders under the captions “1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Audit Committee” and “Corporate Governance Matters” and is incorporated herein by this reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2019 annual meeting of stockholders under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee” and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth herein, the information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2019 annual meeting of stockholders under the captions “Principal Stockholders” and “Security Ownership of Management” and is incorporated herein by reference.

Equity Compensation Plan Information. The following table presents information about compensation plans under which our equity securities are authorized for issuance. There are no outstanding stock options as of July 31, 2019. See Note 7 of the Notes to the Consolidated Financial Statements for further information about these stock-based compensation plans.

Equity Compensation Plan Information As Of July 31, 2019
Plan Category	Number of securities to be issued upon exercise of outstanding options (in thousands) (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders	—	$—	74

The number of securities remaining in column (c) above includes, in accordance with the terms of the plan, shares that were: 1) not vested or exercised in full due to expiration or termination, or 2) tendered or withheld for payment of the exercise price or to satisfy tax withholding amounts.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2019 annual meeting of stockholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2019 annual meeting of stockholders under the caption “Auditor Fees” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements are contained herein.

Consolidated Balance Sheets as of July 31, 2019 and July 31, 2018.

Consolidated Statements of Operations for the fiscal years ended July 31, 2019 and July 31, 2018.

Consolidated Statements of Comprehensive Income for the fiscal years ended July 31, 2019 and July 31, 2018.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended July 31, 2019 and July 31, 2018.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2019 and July 31, 2018.

Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2019 and July 31, 2018.

All other schedules are omitted because they are inapplicable, not required under the instructions or the information is included in the consolidated financial statements or notes thereto.

(a)(3)	The following documents are exhibits to this Report:

Exhibit No.	Description	SEC Document Reference
3.1	Certificate of Incorporation of Oil-Dri, as amended.	Incorporated by reference to Exhibit 4.1 to Oil-Dri’s Registration Statement on Form S-8 (Registration No. 333-57625), filed on June 24, 1998.

3.2	By-Laws of Oil-Dri Corporation of America, as Amended and Restated on December 12, 2017.	Incorporated by reference to Exhibit 3 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q filed on March 9, 2018.

4.1	Description of Capital Stock	Filed herewith

10.1
Memorandum of Agreement #1450 “Fresh Step“® dated as of March 12, 2001 between A&M Products Manufacturing Company and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).
Incorporated by reference to Exhibit 10(s) to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on May 1, 2001.

Exhibit No.	Description	SEC Document Reference
10.2	First Amendment, dated as of December 13, 2002, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

10.3	Second Amendment, dated as of October 15, 2007, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001 (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2007.

10.4	Third Amendment, dated as of May 27, 2016, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001 (confidential treatment of certain portions of this exhibit have been requested).	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

10.5	Exclusive Supply Agreement dated May 19, 1999 between Church & Dwight Co., Inc. and Oil-Dri (confidential treatment of certain portions of this exhibit has been granted).	Incorporated by reference to Exhibit (10)(r) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

10.6	Credit Agreement, dated January 27, 2006 among the Company, certain subsidiaries of the Company and Harris N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.7	First Amendment, dated as of December 19, 2008 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.8	Second Amendment, dated as of December 21, 2011 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 28, 2011.

10.9	Third Amendment, dated as of June 21, 2012 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.10	Fourth Amendment, dated as of December 4, 2014 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2014.

10.11	Fifth Amendment, dated as of January 31, 2019 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on January 31, 2019.

10.12	Annex A to the Fifth Amendment to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on January 31, 2019.

10.13
$18,500,000 Note Agreement dated as of November 12, 2010 among Oil-Dri Corporation of America, The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota.
Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 16, 2010.

Exhibit No.	Description	SEC Document Reference
10.14	Description of 1987 Executive Deferred Compensation Program.*	Incorporated by reference to Exhibit (10)(f) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

10.15	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.16	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.17	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.18	Supplemental Executive Retirement Plan dated April 1, 2003.*	Incorporated by reference to Exhibit (10)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.19	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.20	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.21	Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

10.22	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.23	Second Amendment, effective as of October 15, 2015, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as previously amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 28, 2015.

10.24	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.25	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.26	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

Exhibit No.	Description	SEC Document Reference
10.27	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.28	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.29	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.30	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.31	Form of 2018 Restricted Stock Agreement for Class B Stock under the Oil-Dri Corporation of America 2006 Long Term Incentive Plan.*	Incorporated by reference to Exhibit 10.29 to Oil-Dri's (file No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2018.

11.1	Statement re: Computation of Net Income Per Share.	Filed herewith.

14.1	Code of Ethics
Available at Oil-Dri’s website at www.oildri.com or in print upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, IL 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.

21.1	Subsidiaries of Oil-Dri Corporation of America	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosure	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

Exhibit No.	Description	SEC Document Reference
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oil-Dri has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

By	/s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer, Director

Dated: October 10, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Daniel S. Jaffee	October 10, 2019
Daniel S. Jaffee
President and Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Susan M. Kreh	October 10, 2019
Susan M. Kreh
Chief Financial Officer
(Principal Financial Officer)

/s/ Paula J. Krystopolski	October 10, 2019
Paula J. Krystopolski
Vice President, Corporate Controller
(Controller)

/s/ Ellen-Blair Chube	October 10, 2019
Ellen-Blair Chube
Director

/s/ Paul M. Hindsley	October 10, 2019
Paul M. Hindsley
Director

/s/ Joseph C. Miller	October 10, 2019
Joseph C. Miller
Vice Chairman of the Board of Directors

/s/ Michael A. Nemeroff	October 10, 2019
Michael A. Nemeroff
Director

/s/ George C. Roeth	October 10, 2019
George C. Roeth
Director

/s/ Allan H. Selig	October 10, 2019
Allan H. Selig
Director

/s/ Paul E. Suckow	October 10, 2019
Paul E. Suckow
Director

/s/ Lawrence E. Washow	October 10, 2019
Lawrence E. Washow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2019	2018
	(in thousands)
Allowance for doubtful accounts and cash discounts:
Balance, beginning of year	$817	$748
(Reduction) Addition	(181)	251
Net recovery (write off)	8	(182)
Balance, end of year	$644	$817

Valuation reserve for income taxes:
Balance, beginning of year	$789	$793
Change	(57)	(4)
Balance, end of year	$732	$789

EXHIBITS

Exhibit No.	Description

4.1	Description of Capital Stock
11.1	Statement Re: Computation of Net Income Per Share

21.1	Subsidiaries of Oil-Dri Corporation of America

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications by Daniel S. Jaffee, President and Chief Executive Officer and Susan M. Kreh, Chief Financial Officer, required by Rule 13a-14(a)

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Note:
Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.