Form 10-Q
period 2019-10-31
Oil-Dri Corp of America
filed 2019-12-06
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended October 31, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)
410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2019.
Common Stock – 5,413,839 Shares and Class B Stock – 2,197,759 Shares

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

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	October 31, 2019	July 31, 2019
Current Assets
Cash and cash equivalents	$19,260	$21,862
Accounts receivable, less allowance of $825 and $644 at October 31, 2019 and July 31, 2019, respectively	36,269	35,459
Inventories	23,803	24,163
Prepaid repairs expense	4,662	4,708
Prepaid expenses and other assets	1,551	3,084
Total Current Assets	85,545	89,276

Property, Plant and Equipment
Cost	251,370	249,834
Less accumulated depreciation and amortization	(161,164)	(159,036)
Total Property, Plant and Equipment, Net	90,206	90,798

Other Assets
Goodwill	9,262	9,262
Other intangibles, net of accumulated amortization of $371 and $299 at October 31, 2019 and July 31, 2019, respectively	1,551	1,599
Customer list, net of accumulated amortization of $6,444 and $6,297 at October 31, 2019 and July 31, 2019, respectively	1,341	1,488
Deferred income taxes	7,786	7,755
Operating lease right-of-use assets	8,967	—
Other	5,084	5,049
Total Other Assets	33,991	25,153

Total Assets	$209,742	$205,227

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	October 31, 2019	July 31, 2019
Current Liabilities
Current maturities of notes payable, net of unamortized debt issuance costs of $24 at October 31, 2019	$3,059	$3,083
Accounts payable	7,942	8,092
Dividends payable	1,766	1,761
Operating lease liabilities	1,603	—
Accrued expenses:
Salaries, wages and commissions	4,724	6,740
Trade promotions and advertising	1,198	1,588
Freight	1,818	2,635
Other	7,892	8,707
Total Current Liabilities	30,002	32,606

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $31 at July 31, 2019	—	3,052
Deferred compensation	6,155	6,014
Pension and postretirement benefits	24,071	23,721
Long-term operating lease liabilities	8,906	—
Other	2,672	4,288
Total Noncurrent Liabilities	41,804	37,075

Total Liabilities	71,806	69,681

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,346,080 shares at October 31, 2019 and 8,284,199 shares at July 31, 2019	835	828
Class B Stock, par value $.10 per share, issued 2,533,575 shares at October 31, 2019 and 2,576,479 shares at July 31, 2019	253	258
Additional paid-in capital	42,327	41,300
Retained earnings	166,526	164,756
Noncontrolling interest	(90)	(14)
Accumulated Other Comprehensive Loss:
Pension and postretirement benefits	(14,620)	(14,891)
Cumulative translation adjustment	(192)	(148)
Total Accumulated Other Comprehensive Loss	(14,812)	(15,039)
Less Treasury Stock, at cost (2,932,241 Common and 335,816 Class B shares at October 31, 2019 and 2,926,547 Common and 324,741 Class B shares at July 31, 2019)	(57,103)	(56,543)
Total Stockholders’ Equity	137,936	135,546

Total Liabilities & Stockholders’ Equity	$209,742	$205,227

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended October 31,
	2019	2018

Net Sales	$71,122	$66,143
Cost of Sales	(51,187)	(50,133)
Gross Profit	19,935	16,010
Selling, General and Administrative Expenses	(15,814)	(15,007)
Income from Operations	4,121	1,003

Other Income (Expense)
Interest expense	(103)	(151)
Interest income	98	49
Other, net	(39)	(17)
Total Other Expense, Net	(44)	(119)

Income Before Income Taxes	4,077	884
Income Tax (Expense) Benefit	(617)	50
Net Income	3,460	934
Net (Loss) Income Attributable to Noncontrolling Interest	(76)	28
Net Income Attributable to Oil-Dri	3,536	906

Net Income Per Share
Basic Common	$0.51	$0.13
Basic Class B Common	$0.38	$0.10
Diluted Common	$0.46	$0.12
Average Shares Outstanding
Basic Common	5,149	5,076
Basic Class B Common	2,050	2,069
Diluted Common	7,306	7,243
Dividends Declared Per Share
Basic Common	$0.2500	$0.2400
Basic Class B Common	$0.1875	$0.1800

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended October 31,
	2019	2018

Net Income Attributable to Oil-Dri	$3,536	$906

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	271	167
Cumulative translation adjustment	(44)	(64)
Other Comprehensive Income	227	103
Total Comprehensive Income	$3,763	$1,009

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	For the Three Months Ended October 31
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, July 31, 2018	10,555,828	(3,238,833)	$1,056	$38,473	$158,935	$(55,946)	$(10,615)	$(18)	$131,885
Net income			—	—	906	—	—	29	935
Other comprehensive income			—	—	—	—	103	—	103
Dividends declared			—	—	(1,656)	—	—	—	(1,656)
Purchases of treasury stock		(4,545)	—	—	—	(135)	—	—	(135)
Net issuance of stock under long-term incentive plans	149,500	(2,100)	15	58	—	(73)	—	—	—
Amortization of restricted stock			—	655	—	—	—	—	655
Balance, October 31, 2018	10,705,328	(3,245,478)	$1,071	$39,186	$158,185	$(56,154)	$(10,512)	$11	$131,787

Balance, July 31, 2019	10,860,678	(3,251,288)	$1,086	$41,300	$164,756	$(56,543)	$(15,039)	$(14)	$135,546
Net income			—	—	3,536	—	—	(76)	3,460
Other comprehensive income			—	—	—	—	227	—	227
Dividends declared			—	—	(1,766)	—	—	—	(1,766)
Purchases of treasury stock		(15,019)	—	—	—	(500)	—	—	(500)
Net issuance of stock under long-term incentive plans	18,977	(1,750)	2	58	—	(60)	—	—	—
Amortization of restricted stock			—	969	—	—	—	—	969
Balance, October 31, 2019	10,879,655	(3,268,057)	$1,088	$42,327	$166,526	$(57,103)	$(14,812)	$(90)	$137,936

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Three Months Ended October 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2019	2018
Net Income	$3,460	$934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,469	3,305
Amortization of investment net discount	—	(10)
Stock-based compensation	969	652
Deferred income taxes	(31)	53
Provision for bad debts and cash discounts	189	(43)
Loss on the sale of fixed assets	40	—
(Increase) Decrease in assets:
Accounts receivable	(980)	(6,367)
Inventories	371	(2,933)
Prepaid expenses	1,578	(1,196)
Other assets	316	(81)
Increase (Decrease) in liabilities:
Accounts payable	835	7,290
Accrued expenses	(3,812)	(1,780)
Deferred compensation	141	198
Pension and postretirement benefits	621	479
Other liabilities	(474)	183
Total Adjustments	3,232	(250)
Net Cash Provided by Operating Activities	6,692	684

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,900)	(4,058)
Purchases of short-term investments	—	(3,948)
Dispositions of short-term investments	—	8,430
Net Cash (Used in) Provided by Investing Activities	(3,900)	424

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,083)	(3,083)
Dividends paid	(1,761)	(1,627)
Purchase of treasury stock	(500)	(135)
Net Cash Used in Financing Activities	(5,344)	(4,845)
Effect of exchange rate changes on Cash and Cash Equivalents	(50)	(1)
Net Decrease in Cash and Cash Equivalents	(2,602)	(3,738)
Cash and Cash Equivalents, Beginning of Period	21,862	12,757
Cash and Cash Equivalents, End of Period	$19,260	$9,019

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Three Months Ended October 31,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$1,043	$681
Cash dividends declared and accrued, but not paid	$1,766	$1,656

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements and the related notes are condensed and should be read in conjunction with the Consolidated Financial Statements and related notes for the fiscal year ended July 31, 2019 included in our Annual Report on Form 10-K filed with the SEC.

The unaudited Condensed Consolidated Financial Statements include the accounts of Oil-Dri Corporation of America and its subsidiaries. All significant intercompany transactions are eliminated. Except as otherwise indicated herein or as the context otherwise requires, references to “Oil-Dri,” the “Company,” “we,” “us” or “our” refer to Oil-Dri Corporation of America and its subsidiaries.

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. In addition, certain prior year reclassifications were made to conform to the current year presentation. Operating results for the three months ended October 31, 2019 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2020.

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

Summary of Significant Accounting Policies

Our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 have not materially changed, except as described herein, including policies associated with the August 1, 2019 adoption of Accounting Standards Codification (“ASC”) 842, Leases. Changes to our accounting policies as a result of the ASC 842 adoption are discussed below and further information is also provided in Note 2 of the Notes to unaudited Condensed Consolidated Financial Statements. Following is a description of certain of our significant accounting policies.

Leases. ASC 842 provides that a contract is, or contains, a lease if it conveys the right to control the use of an identified asset and, accordingly, a lease liability and a related right-of-use (“ROU”) asset is recognized at the commencement date on our consolidated balance sheets. As provided in ASC 842, we have elected not to apply these measurement and recognition requirements to short-term leases (i.e., leases with a term of 12 months or less). Short-term leases will not be recorded as ROU assets or lease liabilities on our consolidated balance sheets, and the related lease payments will be recognized in net earnings on a straight-line basis over the lease term. For leases other than short-term leases, the lease liability is equal to the present value of unpaid lease payments over the remaining lease term. The lease term may reflect options to extend or terminate the lease when it is reasonably certain that such options will be exercised. To determine the present value of the lease liability, we used an incremental borrowing rate, which is defined as the rate of interest we would have to pay to borrow (on a collateralized basis over a similar term) an amount equal to the lease payments in similar economic environments. The ROU asset is based on the corresponding lease liability adjusted for certain costs such as initial direct costs, prepaid lease payments and lease incentives received. Both operating and finance lease ROU assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After a ROU asset is impaired, any remaining balance of the ROU asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life. After the lease commencement date, we evaluate lease modifications, if any, that could result in a change in the accounting for leases.

Certain of our leases provide for variable lease payments that vary due to changes in facts and circumstances occurring after the commencement date, other than the passage of time. Variable lease payments that are dependent on an index or rate (e.g., Consumer

Price Index) are included in the initial measurement of the lease liability and the ROU asset. Variable lease payments that are not known at the commencement date and are determinable based on the performance or use of the underlying asset, are expensed as incurred. Our variable lease payments primarily include common area maintenance charges based on the percentage of the total square footage leased and the usage of assets, such as photocopiers.

Some of our contracts may contain lease components as well as non-lease components, such as an agreement to purchase services. As allowed under ASC 842, we have elected not to separate the lease components from non-lease components for all asset classes and we will not allocate the contract consideration to these components. This policy was applied to all existing leases upon adoption of ASC 842 and will be applied to new leases on an on-going basis.

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

We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $182,000 and $259,000 as of October 31, 2019 and July 31, 2019, respectively. This liability is reported in Other Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. Revenue recognized during the three months ended October 31, 2019 that was included in the liability for advance payments at the beginning of the period was $214,000.

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

2. NEW ACCOUNTING PRONOUNCEMENTS AND REGULATIONS

Recently Adopted Pronouncements

On August 1, 2019, we adopted ASC 842, Leases, using the modified retrospective transition approach and, accordingly, we did not restate prior comparative period financial statements. As of the date of adoption, we elected the package of practical expedients that allowed us to forgo assessment under the ASC 842 guidance whether existing or expired contracts contained leases, the classification of expired or existing leases and the accounting for previously incurred initial direct costs. We also elected the practical expedient to forgo assessment under ASC 842 whether existing or expired land easements not previously accounted for under legacy leasing GAAP contain leases.

The adoption of ASC 842 on August 1, 2019, resulted in the recognition of additional ROU assets and lease liabilities related to operating leases of $9,348,000 and $10,910,000, respectively, on our unaudited Condensed Consolidated Balance Sheets. There was no material impact to any of our other unaudited consolidated financial statements.

Recently Issued Pronouncements
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

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	October 31, 2019	July 31, 2019
Finished goods	$14,361	$13,957
Packaging	5,556	5,681
Other	3,886	4,525
Total Inventories	$23,803	$24,163

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We performed a detailed review of our inventory items to determine if an obsolescence reserve adjustment was necessary. The review surveyed all of our operating facilities and sales groups to ensure that both historical issues and new market trends were considered. The obsolescence reserve not only considered specific items, but also took into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at October 31, 2019 and July 31, 2019 were $1,049,000 and $704,000, respectively.

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
Level 3: Unobservable inputs.

Cash equivalents are primarily money market mutual funds classified as Level 1. We had $26,000 cash equivalents as of both October 31, 2019 and July 31, 2019, which are included in Cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets.

Balances of accounts receivable and accounts payable approximated their fair values at October 31, 2019 and July 31, 2019 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $3,158,000 and $6,357,000 as of October 31, 2019 and July 31, 2019, respectively, and are classified as Level 2. The fair value as of October 31, 2019, was estimated using the exit price notion of fair value.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, other than goodwill, include trademarks, patents, customer lists and product registrations. Intangible amortization expense was $167,000 and $210,000 in the first quarter of fiscal years 2020 and 2019, respectively. Estimated intangible amortization for the remainder of fiscal year 2020 is $501,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2021	$484
2022	$334
2023	$202
2024	$69
2025	$47

We have one acquired trademark recorded at a cost of $376,000 that was determined to have an indefinite life and is not amortized.

We performed our annual goodwill impairment analysis in the fourth quarter of fiscal year 2019 and no impairment was identified. There have been no triggering events that would indicate a new impairment analysis is needed.

6. LEASES

We have operating leases primarily for real estate properties, including corporate headquarters, customer service and sales offices, manufacturing and packaging facilities, warehouses, and research and development facilities, as well as for rail tracks, railcars and office equipment. Certain of our leases for a shared warehouse and office facility, rail track and railcars have options to extend which we are reasonably certain we will exercise and, accordingly, have been considered in the lease term used to recognize our ROU assets and lease liabilities. Further information about our accounting policy for leases is included in Note 1 of the Notes to unaudited Condensed Consolidated Financial Statements.

We have no material finance leases, and variable costs for operating leases are immaterial for the first quarter of fiscal year 2020. Operating lease costs are included in Cost of Sales or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

For the Three Months Ended October 31, 2019
Operating lease cost
Operating lease cost	$517
Short-term operating lease cost	$205

Supplemental cash flow information related to leases was as follows (in thousands):

For the Three Months Ended October 31, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$432

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheets, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

For the Three Months Ended October 31, 2019
Weighted-average remaining lease term - operating leases	10.7 years
Weighted-average discount rate - operating leases	3.99%

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of October 31, (in thousands):

2019	$1,953
2020	1,545
2021	1,268
2022	867
2023	777
Thereafter	6,716
Total	13,126
Less: imputed interest	(2,617)
Net lease obligation	$10,509

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2019	2018
Service cost	$488	$422
Interest cost	509	540
Expected return on plan assets	(698)	(702)
Amortization of:
Other actuarial loss	357	221
Net periodic benefit cost	$656	$481

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2019	2018
Service cost	$30	$27
Interest cost	21	25
Amortization of:
Prior service costs	(1)	(1)
Net periodic benefit cost	$50	$51

The non-service cost components of net periodic benefit cost are included in Other Income (Expense) in the line item Other, net on the unaudited Condensed Consolidated Statements of Income and Retained Earnings.

The pension plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We were not required to make, and did not make, a contribution to the pension plan during the first three months of fiscal year 2020. We have no minimum funding requirements for the remainder of fiscal year 2020.

The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three Months Ended October 31,
	2019	2018	2019	2018
Discount rate for net periodic benefit cost	3.35%	4.04%	2.93%	3.81%
Rate of increase in compensation levels	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.00%	7.00%	—	—

The medical cost trend assumption for postretirement health benefits was 7.35%. The graded trend rate is expected to decrease to an ultimate rate of 4.50% in fiscal year 2038.

8. OPERATING SEGMENTS

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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended October 31,
Product	2019	2018	2019	2018
Cat Litter	$3,697	$3,215	$36,379	$32,395
Industrial and Sports	—	—	7,600	7,777
Agricultural and Horticultural	5,719	6,052	—	—
Bleaching Clay and Fluids Purification	12,223	11,895	665	645
Animal Health and Nutrition	4,839	4,164	—	—
Net Sales	$26,478	$25,326	$44,644	$40,817

We do not rely on any segment asset allocations and we do not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations below for those assets for which we can reasonably determine. The unallocated asset category is the remainder of our total assets. We have refined the basis of allocation for certain of our assets as of October 31, 2019 and we have restated the allocation of assets as of July 31, 2019 presented below to enhance comparability. The asset allocation is estimated and is not a measure used by our chief operating decision maker about allocating resources to the operating segments or in assessing their performance.

	Assets
	October 31, 2019	July 31, 2019
	(in thousands)
Business to Business Products Group	$65,074	$66,655
Retail and Wholesale Products Group	95,782	95,593
Unallocated Assets	48,886	42,979
Total Assets	$209,742	$205,227

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

	For the Three Months Ended October 31,
	Net Sales		Income
	2019	2018	2019	2018
	(in thousands)
Business to Business Products Group	$26,478	$25,326	$8,296	$7,032
Retail and Wholesale Products Group	44,644	40,817	3,360	9
Net Sales	$71,122	$66,143
Corporate Expenses			(7,535)	(6,038)
Income from Operations			4,121	1,003
Total Other Expense, Net			(44)	(119)
Income before Income Taxes			4,077	884
Income Tax (Expense) Benefit			(617)	50
Net Income			3,460	934
Net (Loss) Income Attributable to Noncontrolling Interest			(76)	28
Net Income Attributable to Oil-Dri			$3,536	$906

9. STOCK-BASED COMPENSATION

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan, as amended (the “2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 937,500 as of October 31, 2019.

Restricted Stock

All of our non-vested restricted stock as of October 31, 2019 was issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 19,000 and 23,000 restricted shares of Common Stock granted during the first quarter of fiscal years 2020 and 2019, respectively. There were no restricted shares of Class B Stock granted during the first quarter of fiscal year 2020 and 126,000 restricted shares of Class B Stock granted during the first quarter of fiscal year 2019. Stock-based compensation expense related to non-vested restricted stock was $969,000 and $660,000 for the first quarter of fiscal years 2020 and 2019, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2019	414	$33.09
Granted	19	$33.29
Vested	(39)	$32.26
Forfeitures	(1)	$34.35
Non-vested restricted stock outstanding at October 31, 2019	393	$33.17

10. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of October 31, 2019 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2019	$(14,891)		$(148)	$(15,039)
Other comprehensive loss before reclassifications, net of tax	—		(44)	(44)
Amounts reclassified from accumulated other comprehensive income, net of tax	271	(a)	—	271
Net current-period other comprehensive income (loss), net of tax	271		(44)	227
Balance as of October 31, 2019	$(14,620)		$(192)	$(14,812)

(a) Amount is net of tax expense of $85,440. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 7 of the Notes to unaudited Condensed Consolidated Financial Statements for further information.

11. RELATED PARTY TRANSACTIONS

One member of our Board of Directors, and our Lead Independent Director, retired from the role of President and Chief Executive Officer of a customer of ours in September 2019. That company was a customer of ours before the board member joined that company and before he became a member of our Board of Directors. Total net sales to that customer, including sales to subsidiaries of that customer, were $111,000 and $97,000 for the first three months of fiscal years 2020 and 2019, respectively. Outstanding accounts receivable from that customer, and its subsidiaries, were $8,000 and $10,000 as of October 31, 2019 and July 31, 2019, respectively.

One member of our Board of Directors, and of the Compensation Committee of our Board of Directors, is the President and Chief Executive Officer as well as a director and shareholder of a law firm that regularly provides services to us. Total payments to that vendor for fees and cost reimbursements were $38,000 and $46,000 for the first three months of fiscal years 2020 and 2019, respectively. There were no outstanding accounts payable to that vendor as of October 31, 2019 or July 31, 2019.

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

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other clay-like sorbent materials. Our principal products include agricultural and horticultural chemical carriers, animal health and nutrition products, bleaching clay and fluid purification aids, cat litter, industrial and automotive floor absorbents and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: Retail and Wholesale Products Group and Business to Business Products Group, as described in Note 8 of the Notes to unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2019 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2018

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended October 31, 2019 were $71,122,000, compared to net sales of $66,143,000 for the three months ended October 31, 2018. Total tons of product sold were approximately 5% higher for the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019. Net sales and segment operating income increased for both our Retail and Wholesale Products Group and our Business to Business Products Group. Segment results are discussed further below.

Consolidated gross profit for the first three months of fiscal year 2020 was $19,935,000, or 28% of net sales, compared to $16,010,000, or 24% of net sales, for the first three months of fiscal year 2019. The increase in gross profit was driven by lower freight costs. Freight costs in the first quarter of fiscal year 2020 were down approximately 21% per manufactured ton compared to the first three months of fiscal year 2019, due in part to significantly improved truck availability, which resulted in lower freight rates. Freight costs in the first quarter of fiscal year 2019 also included other one-time events, including an increased number of product transfers between our plants and warehouses to support customer service during the implementation of our new enterprise resource planning (“ERP”) system on August 1, 2018, and disruptions due to Hurricane Michael. Our overall freight costs also vary between periods depending on the mix of products sold and the geographic distribution of our customers. Finally, the cost of natural gas used to operate kilns that dry our clay was approximately 16% lower per manufactured ton in the first three months of fiscal year 2020 compared to the first three months of fiscal year 2019.

Packaging costs per manufactured ton for the first three months of fiscal year 2020 were approximately 6% higher compared to the first three months of fiscal year 2019, but were up only slightly from the fourth quarter of the prior fiscal year. The mix of products sold, particularly more cat litter, contributed to the packaging cost increase. In addition, many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in the underlying prices of commodities such as resin and paper.

Non-fuel manufacturing costs per manufactured ton for the first three months of fiscal year 2020 were up marginally compared to the first three months of fiscal year 2019, but trended favorably from the fourth quarter of the prior fiscal year.

Total SG&A expenses were 5% higher for the first three months of fiscal year 2020 compared to the first three months of fiscal year 2019. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments. The remaining unallocated corporate expenses included a higher estimated annual incentive bonus accrual, which was based on performance targets established for each fiscal year. The increased bonus expense was partially offset by lower consulting costs related to our ERP system, which was implemented in the first quarter of the prior year, and by lower legal costs following resolution of legal proceedings in the third quarter of the prior year.

Consolidated net income before taxes for the first three months of fiscal year 2020 was $4,077,000, a 361% increase from net income before taxes of $884,000 for the first three months of fiscal year 2019. Results for the first three months of fiscal year 2020 were driven by higher sales and lower freight costs, which more than offset the increase in SG&A expenses and other costs. Consolidated net income for the first quarter of fiscal year 2019 reflected significantly higher freight, packaging, manufacturing and SG&A expenses, as discussed above.

The tax expense for the first three months of fiscal year 2020 was $617,000 (an effective tax rate of 15%) compared to a tax benefit of $50,000 for the first three months of fiscal year 2019. An estimated annual effective tax rate was used to determine the quarterly provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion. The tax benefit for the first quarter of fiscal year 2019 resulted from the lower consolidated income before taxes and a one-time tax expense reduction of $175,000 based on a federal income tax return examination. Excluding this one-time tax adjustment, the effective tax rate for the first quarter of fiscal year 2019 would have been 14%.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first three months of fiscal year 2020 were $26,478,000, an increase of $1,152,000, or 5%, from net sales of $25,326,000 for the first three months of fiscal year 2019. Net sales of our animal health and nutrition products increased approximately 16% compared to the first three months of the prior year. Sales growth occurred primarily in Africa, Latin America and Asia, except in China. The swine virus outbreak in China that started in August of 2018 continued to impact the pork market and has weakened sales of our products in that country, including sales for our subsidiary in China discussed in “Foreign Operations” below. Net sales of our fluids purification products increased approximately 3%. Sales to edible oil processors in foreign markets drove the increase, partially offset by lower domestic sales to biodiesel producers, including a customer that closed a facility. A 15% increase in net sales of our co-packaged coarse cat litter further contributed to the group's improved sales. Net sales of agricultural and horticultural chemical carrier products decreased approximately 6%. Sales of traditional granules declined to agricultural chemical processors due primarily to the loss of a customer; however, this loss was significantly offset by increased sales to an existing customer and by higher sales of our engineered granules.

SG&A expenses for the Business to Business Products Group were 5% higher for the first three months of fiscal year 2020 compared to the same period of the prior year, including costs for product development, commissions and other expenses commensurate with increased sales.

The Business to Business Products Group’s operating income for the first three months of fiscal year 2020 was $8,296,000, an increase of $1,264,000, or 18%, from operating income of $7,032,000 for the first three months of fiscal year 2019. The improved operating income was driven by the higher sales and lower freight costs, discussed in “Consolidated Results” above.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first three months of fiscal year 2020 were $44,644,000, an increase of $3,827,000, or 9%, from net sales of $40,817,000 for the first three months of fiscal year 2019. Total cat litter net sales were approximately 12% higher compared to the first three months of the prior year, with increased sales for both private label and branded litters. Sales of private label scoopable litter increased to existing customers, some of whom had expanded their selection of our products during the prior fiscal year. Higher sales of private label coarse litter included incremental sales to customers who added these products in the second half of the prior fiscal year. Branded litter sales to our largest customer were also higher compared to the first quarter of the prior year.

Net sales of industrial and sports products decreased 2% compared to the first three months of fiscal year 2019, which included lower domestic sales and lower sales of industrial products by our Canadian subsidiary. See “Foreign Operations” below for further discussion about the sales and types of products sold by our foreign subsidiaries.

SG&A expenses for the Retail and Wholesale Products Group were approximately 13% lower in the first three months of fiscal year 2020 compared to the first three months of fiscal year 2019. Expenses in the first quarter of fiscal year 2019 included nonrecurring customer compliance fees for shipping and data communication problems during the start up of the ERP system. Lower advertising expense in the first quarter of fiscal 2020 also contributed to the reduction in costs compared to the same period in the prior year. We expect spending for advertising in the remainder of fiscal 2020 to result in a higher expense for the full year of fiscal 2020 compared to fiscal 2019.

The Retail and Wholesale Products Group's operating income for the first three months of fiscal year 2020 was $3,360,000, an increase of $3,351,000 from operating income of $9,000 for the first three months of fiscal year 2019. The improved operating income was driven by the higher sales and lower SG&A and freight costs. See “Consolidated Results” above for a discussion of freight costs.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China, Mexico and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first three months of fiscal year 2020 were $3,649,000, an increase of $206,000, or 6%, compared to net sales of $3,443,000 during the first three months of fiscal year 2019. Net sales increased for new cat litter business in Canada and for fluids purification and floor absorbent products in the United Kingdom. These increases more than offset lower sales by our China subsidiary. Sales in China continue to be negatively impacted by the outbreak of swine fever in Asia. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales during the first three months of both fiscal years 2020 and 2019.

Our foreign subsidiaries reported a net loss of $68,000 for the first three months of fiscal 2020, compared to net income of $236,000 for the first three months of fiscal 2019. Lower sales in China and additional costs to establish operations in Indonesia drove the loss.

Identifiable assets of our foreign subsidiaries as of October 31, 2019 were $9,712,000, compared to $9,460,000 as of October 31, 2018. The increase was attributed primarily to the addition of our subsidiary in Indonesia and new right-of-use lease assets recorded upon the implementation of ASC 842 Leases.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; making pension contributions; and, from time to time, business acquisitions. During the first three months of fiscal year 2020, we principally used cash generated from operations to fund these requirements.

The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended October 31,
	2019	2018
Net cash provided by operating activities	$6,692	$684
Net cash (used in) provided by investing activities	(3,900)	424
Net cash used in financing activities	(5,344)	(4,845)
Effect of exchange rate changes on cash and cash equivalents	(50)	(1)
Net decrease in cash and cash equivalents	$(2,602)	$(3,738)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first three months of fiscal years 2020 and 2019 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $791,000 in the first three months of fiscal year 2020 compared to an increase of $6,410,000 in the first three months of fiscal year 2019. Higher sales in the first quarter of fiscal year 2020 compared to the fourth quarter of fiscal year 2019 drove the increase in accounts receivable as of October 31, 2019. The accounts receivable balance at the end of the first quarter of fiscal year 2019 was significantly higher due to delays in sending invoices to some customers upon implementation of the new ERP system on August 1, 2018. The variation in accounts receivable balances also reflected differences in the level and timing of collections as well as the payment terms provided to various customers.

Inventory decreased $371,000 in the first three months of fiscal year 2020 compared to an increase of $2,933,000 in the first three months of fiscal year 2019. Packaging and other purchased materials inventory decreased as of October 31, 2019 due to higher production and efforts to better manage our safety stock levels. The inventory balance at the end of the first quarter of fiscal year

2019 was significantly higher due to production interruptions and increased safety stock for anticipated disruptions during the new ERP system implementation.

Prepaid expenses decreased $1,578,000 in the first three months of fiscal year 2020 compared to an increase of $1,196,000 in the first three months of fiscal year 2019. Lower prepaid advertising costs drove the decrease in the first quarter of fiscal year 2020. Prepaid expenses increased in the first quarter of fiscal year 2019 due to prepayments of annual insurance premiums and higher prepaid income taxes.

Accounts payable, including income taxes payable, increased $835,000 in the first three months of fiscal year 2020 compared to an increase of $7,290,000 in the first three months of fiscal year 2019. Higher accrued income taxes drove the increase in the first quarter of fiscal 2020. Accounts payable increased significantly in the first quarter of fiscal year 2019 as we managed our cash flow due to issues related to the ERP system implementation. Trade and freight payables also varied in both periods due to the timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses decreased $3,812,000 in the first three months of fiscal year 2020 compared to a decrease of $1,780,000 in the first three months of fiscal year 2019. The payout of the prior fiscal year's discretionary incentive bonus reduced accrued salaries in both fiscal years. Accrued freight also decreased in the first three months of fiscal year 2020, but increased in the first quarter of fiscal year 2019 due to cash flow management as described above. Accrued plant expenses also fluctuated due to timing of payments, changes in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Net cash (used in) provided by investing activities

Cash used in investing activities was $3,900,000 in the first three months of fiscal year 2020 compared to cash provided by investing activities of $424,000 in the first three months of fiscal year 2019. Cash used for capital expenditures was comparable for the first quarter of fiscal years 2020 and 2019. Net dispositions of investment securities provided cash in the first quarter of fiscal year 2019; however, no short-term investments were held in fiscal 2020 due to the low returns available on these investments.

Net cash used in financing activities

Cash used in financing activities of $5,344,000 in the first three months of fiscal year 2020 was higher than cash used in financing activities of $4,845,000 in the first three months of fiscal year 2019, primarily due to increased purchases of treasury stock and a higher dividend payout.

Other

Total cash and investment balances held by our foreign subsidiaries of $1,917,000 as of October 31, 2019 were slightly lower than the October 31, 2018 balances of $1,984,000. See further discussion in “Foreign Operations” above.

On January 31, 2019, we signed a fifth amendment to our credit agreement with BMO Harris Bank N.A. (“BMO Harris”), which expires on January 31, 2024. The agreement provides for a $45,000,000 unsecured revolving credit agreement and a maximum of $10,000,000 for letters of credit. The agreement terms also state that we may select a variable interest rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of October 31, 2019, the variable rates would have been 5.00% for the BMO Harris prime-based rate or 3.15% for the three-month LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of October 31, 2019 and 2018, we were in compliance with the covenants. There were no borrowings during the first three months of either fiscal year 2019 or 2020.

As of October 31, 2019, we had remaining authority to repurchase 1,041,973 shares of Common Stock and 288,925 shares of Class B Stock under a repurchase plan approved by our Board of Directors (the “Board”). Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, deferred compensation payouts, dividend payments and debt service obligations for at least the next 12 months. We expect both capital expenditures and advertising expense in fiscal year 2020 to be greater than in fiscal year 2019. We do not believe that these increased expenditures will dramatically impact our cash position; however our cash requirements are subject to change as business conditions warrant and opportunities arise.

We continually evaluate our liquidity position and anticipated cash needs, as well as the financing options available to obtain additional cash reserves. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments, to contribute to our pension plan and to remain in compliance with all financial covenants under debt agreements, including, but not limited to, the current credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

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

Changes in Internal Control over Financial Reporting

The Company has implemented, and is continuing to add new functionality to, a new ERP system designed to upgrade our technology and improve our financial and operational information. While the Company believes that this new system and related changes to internal controls will ultimately strengthen its internal control over financial reporting, there are inherent risks in implementing a new ERP system. The Company has appropriately considered these changes in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, that the implementation and ongoing enhancement of the new ERP in these circumstances has not materially changed the effectiveness of its internal control over financial reporting.

There were no changes, other than those described herein, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2019, we did not sell any securities which were not registered under the Securities Act of 1933. The following charts summarize our repurchases (and remaining authority to repurchase) shares of our Common Stock and Class B Stock during this period. No shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 filed with the SEC.

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
For the Three Months Ended October 31, 2019	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[1]
Common Stock
August 1, 2019 to August 31, 2019	—	$—	—	1,045,917
September 1, 2019 to September 30, 2019	—	$—	—	1,045,917
October 1, 2019 to October 31, 2019	3,944	$33.38	—	1,041,973
Class B Stock
August 1, 2019 to August 31, 2019	—	$—	—	300,000
September 1, 2019 to September 30, 2019	—	$—	—	300,000
October 1, 2019 to October 31, 2019	11,075	$33.29	—	288,925

1 Our Board authorized the repurchase of 250,000 shares of Common Stock on March 11, 2011, an additional 250,000 shares on June 14, 2012 and an additional 750,000 shares on March 12, 2019. Our Board also authorized the repurchase of 300,000 shares of Class B Stock on March 12, 2018. These authorizations do not have a stated expiration date. The share numbers in this column indicate the number of shares of each class of stock that may yet be repurchased under these authorizations. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference
10.1	Third amendment to Oil-Dri Corporation of America 2006 Long Term Incentive Plan*	Incorporated by reference to Appendix A of Oil-Dri's (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 30, 2019.

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a–14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosures	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

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

Dated:  December 6, 2019