Form 10-Q
period 2020-01-31
Oil-Dri Corp of America
filed 2020-03-05
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended January 31, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2048898 (I.R.S. Employer Identification No.)
410 North Michigan Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60611-4213 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2020.
Common Stock – 5,415,926 Shares and Class B Stock – 2,196,170 Shares

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

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including, but not limited to, those described in Item 1A, Risk Factors, herein and in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

Oil-Dri is a registered trademark of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	January 31, 2020	July 31, 2019
Current Assets
Cash and cash equivalents	$21,569	$21,862
Accounts receivable, less allowance of $851 and $644 at January 31, 2020 and July 31, 2019, respectively	35,699	35,459
Inventories	22,679	24,163
Prepaid repairs expense	4,679	4,708
Prepaid expenses and other assets	1,555	3,084
Total Current Assets	86,181	89,276

Property, Plant and Equipment
Cost	253,927	249,834
Less accumulated depreciation and amortization	(164,096)	(159,036)
Total Property, Plant and Equipment, Net	89,831	90,798

Other Assets
Goodwill	9,262	9,262
Other intangibles, net of accumulated amortization of $398 and $299 at January 31, 2020 and July 31, 2019, respectively	1,545	1,599
Customer list, net of accumulated amortization of $6,592 and $6,297 at January 31, 2020 and July 31, 2019, respectively	1,193	1,488
Deferred income taxes	7,445	7,755
Operating lease right-of-use assets	8,535	—
Other	5,087	5,049
Total Other Assets	33,067	25,153

Total Assets	$209,079	$205,227

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	January 31, 2020	July 31, 2019
Current Liabilities
Current maturities of notes payable, net of unamortized debt issuance costs of $17 at January 31, 2020	$3,067	$3,083
Accounts payable	9,565	8,092
Dividends payable	1,766	1,761
Operating lease liabilities	1,461	—
Accrued expenses:
Salaries, wages and commissions	7,446	6,740
Trade promotions and advertising	1,387	1,588
Freight	1,862	2,635
Other	6,951	8,707
Total Current Liabilities	33,505	32,606

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $31 at July 31, 2019	—	3,052
Deferred compensation	4,881	6,014
Pension and postretirement benefits	12,637	23,721
Long-term operating lease liabilities	8,602	—
Other	2,525	4,288
Total Noncurrent Liabilities	28,645	37,075

Total Liabilities	62,150	69,681

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,349,169 shares at January 31, 2020 and 8,284,199 shares at July 31, 2019	835	828
Class B Stock, par value $.10 per share, issued 2,531,986 shares at January 31, 2020 and 2,576,479 shares at July 31, 2019	253	258
Additional paid-in capital	43,149	41,300
Retained earnings	169,590	164,756
Noncontrolling interest	(171)	(14)
Accumulated Other Comprehensive Loss:
Pension and postretirement benefits	(9,343)	(14,891)
Cumulative translation adjustment	(246)	(148)
Total Accumulated Other Comprehensive Loss	(9,589)	(15,039)
Less Treasury Stock, at cost (2,933,243 Common and 335,816 Class B shares at January 31, 2020 and 2,926,547 Common and 324,741 Class B shares at July 31, 2019)	(57,138)	(56,543)
Total Stockholders’ Equity	146,929	135,546

Total Liabilities & Stockholders’ Equity	$209,079	$205,227

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income
(in thousands, except for per share amounts)

	(unaudited)
	For the Six Months Ended January 31,
	2020	2019

Net Sales	$142,127	$136,023
Cost of Sales	(103,234)	(104,609)
Gross Profit	38,893	31,414
Selling, General and Administrative Expenses	(28,899)	(27,584)
Income from Operations	9,994	3,830

Other Income (Expense)
Interest expense	(206)	(293)
Interest income	190	96
Other, net	(143)	39
Total Other Expense, Net	(159)	(158)

Income Before Income Taxes	9,835	3,672
Income Tax Expense	(1,626)	(456)
Net Income	8,209	3,216
Net (Loss) Income Attributable to Noncontrolling Interest	(157)	23
Net Income Attributable to Oil-Dri	8,366	3,193

Net Income Per Share
Basic Common	$1.19	$0.46
Basic Class B Common	$0.89	$0.34
Diluted Common	$1.09	$0.42
Average Shares Outstanding
Basic Common	5,164	5,099
Basic Class B Common	2,045	2,069
Diluted Common	7,321	7,242
Dividends Declared Per Share
Basic Common	$0.5000	$0.4800
Basic Class B Common	$0.3750	$0.3600

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Six Months Ended January 31,
	2020	2019

Net Income Attributable to Oil-Dri	$8,366	$3,193

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	5,548	291
Cumulative translation adjustment	(98)	(36)
Other Comprehensive Income	5,450	255
Total Comprehensive Income	$13,816	$3,448

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended January 31,
	2020	2019

Net Sales	$71,005	$69,880
Cost of Sales	(52,047)	(54,476)
Gross Profit	18,958	15,404
Selling, General and Administrative Expenses	(13,085)	(12,577)
Income from Operations	5,873	2,827

Other Income (Expense)
Interest expense	(103)	(142)
Interest income	92	47
Other, net	(104)	56
Total Other Expense, Net	(115)	(39)

Income Before Income Taxes	5,758	2,788
Income Tax Expense	(1,009)	(506)
Net Income	4,749	2,282
Net Loss Attributable to Noncontrolling Interest	(81)	(5)
Net Income Attributable to Oil-Dri	4,830	2,287

Net Income Per Share
Basic Common	$0.68	$0.33
Basic Class B	$0.51	$0.25
Diluted Common	$0.63	$0.30
Average Shares Outstanding
Basic Common	5,181	5,121
Basic Class B	2,039	2,068
Diluted Common	7,344	7,229
Dividends Declared Per Share
Basic Common	$0.2500	$0.2400
Basic Class B	$0.1875	$0.1800

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended January 31,
	2020	2019

Net Income Attributable to Oil-Dri	$4,830	$2,287

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	5,277	124
Cumulative translation adjustment	(54)	28
Other Comprehensive Income	5,223	152
Total Comprehensive Income	$10,053	$2,439

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	For the Three Months Ended January 31
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, October 31, 2018	10,705,328	(3,245,478)	$1,071	$39,186	$158,185	$(56,154)	$(10,512)	$11	$131,787
Net Income (Loss)	—	—	—	—	2,287	—	—	(6)	2,281
Other Comprehensive Income	—	—	—	—	—	—	152	—	152
Dividends Declared	—	—	—	—	(1,684)	—	—	—	(1,684)
Purchases of Treasury Stock	—	—	—	—	—	—	—	—	—
Net issuance of stock under long-term incentive plans	107,600	(4,250)	10	315	—	(326)	—	—	(1)
Amortization of Restricted Stock	—	—	—	229	—	—	—	—	229
Balance, January 31, 2019	10,812,928	(3,249,728)	$1,081	$39,730	$158,788	$(56,480)	$(10,360)	$5	$132,764

Balance, October 31, 2019	10,879,655	(3,268,057)	$1,088	$42,327	$166,526	$(57,103)	$(14,812)	$(90)	$137,936
Net Income (Loss)	—	—	—	—	4,830	—	—	(81)	4,749
Other Comprehensive Income	—	—	—	—	—	—	5,223	—	5,223
Dividends Declared	—	—	—	—	(1,766)	—	—	—	(1,766)
Purchases of Treasury Stock	—	(602)	—	—	—	(23)	—	—	(23)
Net issuance of stock under long-term incentive plans	1,500	(400)	—	12	—	(12)	—	—	—
Amortization of Restricted Stock	—	—	—	810	—	—	—	—	810
Balance, January 31, 2020	10,881,155	(3,269,059)	$1,088	$43,149	$169,590	$(57,138)	$(9,589)	$(171)	$146,929

	For the Six Months Ended January 31
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, July 31, 2018	10,555,828	(3,238,833)	$1,056	$38,473	$158,935	$(55,946)	$(10,615)	$(18)	$131,885
Net Income	—	—	—	—	3,193	—	—	23	3,216
Other Comprehensive Income	—	—	—	—	—	—	255	—	255
Dividends Declared	—	—	—	—	(3,340)	—	—	—	(3,340)
Purchases of Treasury Stock	—	(4,545)	—	—	—	(135)	—	—	(135)
Net issuance of stock under long-term incentive plans	257,100	(6,350)	25	373	—	(399)	—	—	(1)
Amortization of Restricted Stock	—	—	—	884	—	—	—	—	884
Balance, January 31, 2019	10,812,928	(3,249,728)	$1,081	$39,730	$158,788	$(56,480)	$(10,360)	$5	$132,764

Balance, July 31, 2019	10,860,678	(3,251,288)	$1,086	$41,300	$164,756	$(56,543)	$(15,039)	$(14)	$135,546
Net Income (Loss)	—	—	—	—	8,366	—	—	(157)	8,209
Other Comprehensive Income	—	—	—	—	—	—	5,450	—	5,450
Dividends Declared	—	—	—	—	(3,532)	—	—	—	(3,532)
Purchases of Treasury Stock	—	(15,621)	—	—	—	(523)	—	—	(523)
Net issuance of stock under long-term incentive plans	20,477	(2,150)	2	70	—	(72)	—	—	—
Amortization of Restricted Stock	—	—	—	1,779	—	—	—	—	1,779
Balance, January 31, 2020	10,881,155	(3,269,059)	$1,088	$43,149	$169,590	$(57,138)	$(9,589)	$(171)	$146,929
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Six Months Ended January 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2020	2019
Net Income	$8,209	$3,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,929	6,539
Amortization of investment net discount	—	(10)
Stock-based compensation	1,779	898
Deferred income taxes	312	106
Provision for bad debts and cash discounts	221	(168)
Loss on the sale of fixed assets	116	1
Curtailment gain on SERP Plan	(1,296)	—
(Increase) Decrease in assets:
Accounts receivable	(434)	(4,529)
Inventories	1,508	(5,607)
Prepaid expenses	1,561	970
Other assets	731	(422)
Increase (Decrease) in liabilities:
Accounts payable	2,661	2,295
Accrued expenses	(1,602)	(1,390)
Deferred compensation	163	(436)
Pension and postretirement benefits	(5,536)	859
Other liabilities	(1,052)	370
Total Adjustments	6,061	(524)
Net Cash Provided by Operating Activities	14,270	2,692

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,286)	(6,199)
Purchases of short-term investments	—	(3,948)
Dispositions of short-term investments	—	10,602
Net Cash (Used in) Provided by Investing Activities	(7,286)	455

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,083)	(3,083)
Dividends paid	(3,527)	(3,287)
Purchase of treasury stock	(523)	(135)
Net Cash Used in Financing Activities	(7,133)	(6,505)
Effect of exchange rate changes on Cash and Cash Equivalents	(144)	(24)
Net Decrease in Cash and Cash Equivalents	(293)	(3,382)
Cash and Cash Equivalents, Beginning of Period	21,862	12,757
Cash and Cash Equivalents, End of Period	$21,569	$9,375

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Six Months Ended January 31,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$628	$416
Cash dividends declared and accrued, but not paid	$1,766	$1,680

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. In addition, certain prior year reclassifications were made to conform to the current year presentation. Operating results for the three and six months ended January 31, 2020 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2020.

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

Leases. ASC 842 provides that a contract is, or contains, a lease if it conveys the right to control the use of an identified asset and, accordingly, a lease liability and a related right-of-use (“ROU”) asset is recognized at the commencement date on our consolidated balance sheet. As provided in ASC 842, we have elected not to apply these measurement and recognition requirements to short-term leases (i.e., leases with a term of 12 months or less). Short-term leases will not be recorded as ROU assets or lease liabilities on our consolidated balance sheet, and the related lease payments will be recognized in net earnings on a straight-line basis over the lease term. For leases other than short-term leases, the lease liability is equal to the present value of unpaid lease payments over the remaining lease term. The lease term may reflect options to extend or terminate the lease when it is reasonably certain that such options will be exercised. To determine the present value of the lease liability, we used an incremental borrowing rate, which is defined as the rate of interest we would have to pay to borrow (on a collateralized basis over a similar term) an amount equal to the lease payments in similar economic environments. The ROU asset is based on the corresponding lease liability adjusted for certain costs such as initial direct costs, prepaid lease payments and lease incentives received. Both operating and finance lease ROU assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After a ROU asset is impaired, any remaining balance of the ROU asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life. After the lease commencement date, we evaluate lease modifications, if any, that could result in a change in the accounting for leases.

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

Some of our contracts may contain lease components as well as non-lease components, such as an agreement to purchase services. As allowed under ASC 842, we have elected not to separate the lease components from non-lease components for all asset classes and we will not allocate the contract consideration to these components. This policy was applied to all existing leases upon adoption of ASC 842 and will be applied to new leases on an ongoing basis.

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

We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $313,000 and $259,000 as of January 31, 2020 and July 31, 2019, respectively. This liability is reported in Other Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. Revenue recognized during the six months ended January 31, 2020 that was included in the liability for advance payments at the beginning of the period was $234,000.

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

2. NEW ACCOUNTING PRONOUNCEMENTS AND REGULATIONS

Recently Adopted Pronouncements

On August 1, 2019 we adopted ASC 842, Leases, using the modified retrospective transition approach and, accordingly, we did not restate prior comparative period financial statements. As of the date of adoption, we elected the package of practical expedients that allowed us to forgo assessment under the ASC 842 guidance whether existing or expired contracts contained leases, the classification of expired or existing leases and the accounting for previously incurred initial direct costs. We also elected the practical expedient to forgo assessment under ASC 842 whether existing or expired land easements not previously accounted for under legacy leasing GAAP contain leases.

The adoption of ASC 842 on August 1, 2019 resulted in the recognition of additional ROU assets and lease liabilities related to operating leases of $9,348,000 and $10,910,000, respectively, on our unaudited Condensed Consolidated Balance Sheet. There was no material impact to any of our other unaudited consolidated financial statements.

Recently Issued Pronouncements
In December 2019, the FASB issued guidance under ASC 740, Income Taxes, which simplifies the accounting for income taxes. The guidance removes several specific exceptions to the general principles in ASC 740 and clarifies and makes amendments to improve consistent application of and simplify existing accounting for other areas in ASC 740. This guidance is effective for our first quarter of fiscal year 2022, with early adoption permitted. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.
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

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	January 31, 2020	July 31, 2019
Finished goods	$13,353	$13,957
Packaging	5,122	5,681
Other	4,204	4,525
Total Inventories	$22,679	$24,163

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We performed a detailed review of our inventory items to determine if an obsolescence reserve adjustment was necessary. The review surveyed all of our operating facilities and sales groups to ensure that both historical issues and new market trends were considered. The obsolescence reserve not only considered specific items, but also took into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at January 31, 2020 and July 31, 2019 were $1,362,000 and $704,000, respectively. The higher obsolescence reserve is attributed to our focus on inventory management and enhanced data available from our enterprise resource planning (“ERP”) system.

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
Level 3: Unobservable inputs.

Cash equivalents are primarily money market mutual funds classified as Level 1. We had $26,000 cash equivalents as of both January 31, 2020 and July 31, 2019, which are included in Cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheet.

Balances of accounts receivable and accounts payable approximated their fair values at January 31, 2020 and July 31, 2019 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $3,176,000 and $6,357,000 as of January 31, 2020 and July 31, 2019, respectively, and are classified as Level 2. The fair value was estimated using the exit price notion of fair value.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, other than goodwill, include trademarks, patents, customer lists and product registrations. Intangible amortization expense was $249,000 and $209,000 in the second quarter of fiscal years 2020 and 2019, respectively. Intangible amortization expense was $416,000 and $419,000 in the first six months of fiscal years 2020 and 2019. Estimated intangible amortization for the remainder of fiscal year 2020 is $370,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2021	$556
2022	$406
2023	$202
2024	$67
2025	$47

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

We have no material finance leases, and variable costs for operating leases are immaterial for the second quarter of fiscal year 2020. Operating lease costs are included in Cost of Sales or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended January 31, 2020	For the Six Months Ended January 31, 2020
Operating Lease Cost
Operating lease cost	$517	$1,034
Short-term operating lease cost	195	400

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended January 31, 2020	For the Six Months Ended January 31, 2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$430	$855

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

For the Six Months Ended January 31, 2020
Weighted-average remaining lease term - operating leases	10.8 years
Weighted-average discount rate - operating leases	4.01%

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of January 31, (in thousands):

2020	$1,823
2021	1,512
2022	1,141
2023	812
2024	773
Thereafter	6,523
Total	12,584
Less: imputed interest	(2,521)
Net lease obligation	$10,063

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of July 31, 2019 (in thousands):

2020	$2,255
2021	1,640
2022	1,513
2023	1,038
2024	899
Thereafter	7,422

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension and Postretirement Health Benefits

The Oil-Dri Corporation of America Pension Plan (“Pension Plan”) is a defined benefit pension plan for eligible salaried and hourly employees. Pension benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service. On January 9, 2020, we amended the Pension Plan to freeze participation, all future benefit accruals and accrual of benefit service, including consideration of compensation increases, effective March 1, 2020. Consequently, the Pension Plan is closed to new participants and current participants will no longer earn additional benefits on or after March 1, 2020.

The amendment of the Pension Plan triggered a pension curtailment, which required a remeasurement of the Pension Plan's obligation. The remeasurement resulted in a decrease in the benefit obligation of approximately $6,632,000, which has been recorded in Other Comprehensive Income, net of taxes of $1,592,000.

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2020	2019	2020	2019
Service cost	$363	$391	$851	$813
Interest cost	503	517	1,012	1,057
Expected return on plan assets	(716)	(703)	(1,414)	(1,405)
Amortization of:
Prior service costs	—	1	—	1
Other actuarial loss	313	165	670	386
Net periodic benefit cost	$463	$371	$1,119	$852

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2020	2019	2020	2019
Service cost	$28	$25	$58	$52
Interest cost	20	24	41	49
Amortization of:
Prior service costs	(2)	(2)	(3)	(3)
Net periodic benefit cost	$46	$47	$96	$98

The non-service cost components of net periodic benefit cost are included in Other Income (Expense) in the line item Other, net on the unaudited Condensed Consolidated Statements of Income.

The Pension Plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We were not required to make, but did make a $5,000,000 voluntary contribution to the Pension Plan during the second quarter of fiscal year 2020. We have no minimum funding requirements for the remainder of fiscal year 2020 but we may consider making an additional voluntary contribution.

The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three and Six Months Ended January 31,
	2020	2019	2020	2019
Discount rate for net periodic benefit cost	3.35%	4.04%	2.93%	3.81%
Rate of increase in compensation levels	3.50%	3.50%	—	—
Long-term expected rate of return on assets	7.00%	7.00%	—	—

The medical cost trend assumption for postretirement health benefits was 7.35%. The graded trend rate is expected to decrease to an ultimate rate of 4.50% in fiscal year 2038.

Supplemental Executive Retirement Plan

The Oil-Dri Corporation of America Supplemental Executive Retirement Plan (“SERP”) provides certain retired participants in the Pension Plan with the amount of benefits that would have been provided under the Pension Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”) and/or (2) the limitation on compensation for purposes of calculating benefits under the Pension Plan imposed by Section 401(a)(17) of the Code. The SERP liability is actuarially determined at the end of each fiscal year using assumptions similar to those used for the Pension Plan. The SERP is unfunded and benefits will be funded when payments are made.

On January 9, 2020, we amended the SERP to freeze participation and any excess benefit, supplemental benefit or additional benefit effective March 1, 2020. Consequently, the SERP is closed to new participants and current participants no longer earn additional benefits on or after March 1, 2020.

The amendment of the SERP triggered a pension curtailment which required a remeasurement of the SERP's obligation. The remeasurement resulted in a decrease in the SERP liability of approximately $1,296,000, which has been recorded in SG&A in the second quarter of fiscal year 2020.

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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Six Months Ended January 31,
Product	2020	2019	2020	2019
Cat Litter	$7,247	$6,502	$74,970	$67,613
Industrial and Sports	—	—	15,012	15,429
Agricultural and Horticultural	10,296	12,698	—	—
Bleaching Clay and Fluids Purification	24,605	24,454	1,196	1,197
Animal Health and Nutrition	8,801	8,130	—	—
Net Sales	$50,949	$51,784	$91,178	$84,239

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended January 31,
Product	2020	2019	2020	2019
Cat Litter	$3,550	$3,287	$38,591	$35,218
Industrial and Sports	—	—	7,412	7,652
Agricultural and Horticultural	4,577	6,646	—	—
Bleaching Clay and Fluids Purification	12,382	12,559	531	552
Animal Health and Nutrition	3,962	3,966	—	—
Net Sales	$24,471	$26,458	$46,534	$43,422

We do not rely on any segment asset allocations and we do not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations below for those assets for which we can reasonably determine. The unallocated asset category is the remainder of our total assets. We have refined the basis of allocation for certain of our assets as of January 31, 2020 and we have restated the allocation of assets as of July 31, 2019 presented below to enhance comparability. The asset allocation is estimated and is not a measure used by our chief operating decision maker about allocating resources to the operating segments or in assessing their performance.

	Assets
	January 31, 2020	July 31, 2019
	(in thousands)
Business to Business Products Group	$63,744	$66,655
Retail and Wholesale Products Group	96,043	95,593
Unallocated Assets	49,292	42,979
Total Assets	$209,079	$205,227

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

	For the Six Months Ended January 31,
	Net Sales		Income
	2020	2019	2020	2019
	(in thousands)
Business to Business Products Group	$50,949	$51,784	$15,848	$14,304
Retail and Wholesale Products Group	91,178	84,239	8,968	2,662
Net Sales	$142,127	$136,023
Corporate Expenses			(14,822)	(13,136)
Income from Operations			9,994	3,830
Total Other Expense, Net			(159)	(158)
Income before Income Taxes			9,835	3,672
Income Tax Expense			(1,626)	(456)
Net Income			8,209	3,216
Net (Loss) Income Attributable to Noncontrolling Interest			(157)	23
Net Income Attributable to Oil-Dri			$8,366	$3,193

	For the Three Months Ended January 31,
	Net Sales		Income
	2020	2019	2020	2019
	(in thousands)
Business to Business Products Group	$24,471	$26,458	$7,552	$7,272
Retail and Wholesale Products Group	46,534	43,422	5,608	2,653
Net Sales	$71,005	$69,880
Corporate Expenses			(7,287)	(7,098)
Income from Operations			5,873	2,827
Total Other Expense, Net			(115)	(39)
Income before Income Taxes			5,758	2,788
Income Tax Expense			(1,009)	(506)
Net Income			4,749	2,282
Net Loss Attributable to Noncontrolling Interest			(81)	(5)
Net Income Attributable to Oil-Dri			$4,830	$2,287

9. STOCK-BASED COMPENSATION

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan, as amended (the “2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,219,500.

Restricted Stock

All of our non-vested restricted stock as of January 31, 2020 was issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 1,500 and 117,000 restricted shares of Common Stock granted during the second quarter of fiscal years 2020 and 2019, respectively. There were no restricted shares of Class B Stock granted during the second quarter of fiscal year 2020 and 7,000 restricted shares of Class B Stock granted during the second quarter of fiscal year 2019. Stock-based compensation expense related to non-vested restricted stock was $810,000 and $229,000 for the second quarter of fiscal years 2020 and 2019, respectively. Stock-based compensation expense related to non-vested restricted stock was $1,779,000 and $889,000 for the first six months of fiscal years 2020 and 2019, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2019	414	$33.09
Granted	21	$33.51
Vested	(41)	$32.34
Forfeitures	(2)	$33.51
Non-vested restricted stock outstanding at January 31, 2020	392	$33.19

10. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of January 31, 2020 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2019	$(14,891)		$(148)	$(15,039)
Other comprehensive loss before reclassifications, net of tax	—		(98)	(98)
Amounts reclassified from accumulated other comprehensive income, net of tax	508	(a)	—	508
Curtailment on Pension Plan	$5,040	(b)	$—	$5,040
Net current-period other comprehensive income (loss), net of tax	5,548		(98)	5,450
Balance as of January 31, 2020	$(9,343)		$(246)	$(9,589)

(a) Amount is net of tax expense of $160,138. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 7 of the Notes to unaudited Condensed Consolidated Financial Statement-s for further information.
(b) Amount is net of tax expense of $1,592,000. See Note 7 of the Notes to the unaudited Condensed Consolidated Financial Statements for further information.

11. RELATED PARTY TRANSACTIONS

One member of our Board of Directors (the “Board”), and our Lead Independent Director, retired from the role of President and Chief Executive Officer of a customer of ours in September 2019. That company was a customer of ours before the board member joined that company and before he became a member of our Board. Total net sales to that customer, including sales to subsidiaries of that customer, were $49,000 and $105,000 for the second quarter of fiscal years 2020 and 2019, respectively, and were $160,000 and $202,000 for the first six months of fiscal years 2020 and 2019, respectively. Outstanding accounts receivable from that customer, and its subsidiaries, were $10,000 at both January 31, 2020 and July 31, 2019.

One member of our Board, and of the Compensation Committee of our Board, is the President and Chief Executive Officer as well as a director and shareholder of a law firm that regularly provides services to us. Total payments to that vendor for fees and cost reimbursements were $25,000 and $51,000 for the second quarter of fiscal years 2020 and 2019, respectively, and were $63,000 and $97,000 for the first six months of fiscal years 2020 and 2019, respectively. There were no outstanding accounts payable to that vendor as of January 31, 2020 or July 31, 2019.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our Consolidated Financial Statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A, Risk Factors, of this quarterly report on Form 10-Q for the quarter ended January 31, 2020 and of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2020 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2019

CONSOLIDATED RESULTS

Consolidated net sales for the six months ended January 31, 2020 were $142,127,000, a 4% increase compared to net sales of $136,023,000 for the six months ended January 31, 2019. Net sales increased for our Retail and Wholesale Products Group but decreased for our Business to Business Products Group. Segment results are discussed further below.

Consolidated gross profit for the first six months of fiscal year 2020 was $38,893,000, or 27% of net sales, compared to $31,414,000, or 23% of net sales, for the first six months of fiscal year 2019. Lower freight and natural gas costs drove the increase in gross profit. Freight costs declined approximately 21% per manufactured ton for the first six months of fiscal year 2020 compared to the same period in fiscal year 2019 as the result of lower transportation rates from improved truck availability. In addition, costs were higher in the first half of the prior fiscal year due to other one-time events, including a greater number of product transfers between our plants and warehouses to support customer service during the implementation of our new ERP system on August 1, 2018 and disruptions due to Hurricane Michael. Our overall freight costs also vary between periods depending on the mix of products sold and the geographic distribution of our customers. The cost of natural gas used to operate kilns that dry our clay was approximately 29% lower per manufactured ton in the first six months of fiscal year 2020 compared to the first six months of fiscal year 2019. Non-fuel manufacturing costs per manufactured ton were flat compared to the first six months of the prior fiscal year. In contrast, packaging costs per manufactured ton for the first six months of fiscal year 2020 were slightly higher compared to the first six months of fiscal year 2019, due in part to the mix of products produced. In addition, many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices.

Total SG&A expenses were $28,899,000 for the first six months of fiscal year 2020, a 5% increase compared to $27,584,000 for the first six months of fiscal year 2019. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments. The remaining unallocated corporate expenses included a higher estimated annual incentive bonus accrual, which was based on performance targets established for each fiscal year. The increased bonus expense was partially offset by a curtailment gain reported upon the freeze of our SERP in the second quarter of fiscal year 2020 (see Note 7 of the Notes to the unaudited Condensed Consolidated Financial Statements). In addition, higher SG&A expenses were reported in the first half of fiscal year 2019 for consulting costs related to our ERP system implemented in the first quarter of the prior fiscal year and legal costs for legal proceedings resolved in the third quarter of the prior fiscal year.

Consolidated net income before taxes for the first six months of fiscal year 2020 was $9,835,000, a 168% increase from net income before taxes of $3,672,000 for the first six months of fiscal year 2019. Results for the first six months of fiscal year 2020 were driven by the factors discussed above, including higher sales and lower freight and natural gas costs, which more than offset the increase in SG&A expenses.

The tax expense for the first six months of fiscal year 2020 was $1,626,000 (an effective tax rate of 16.5%) compared to $456,000 for the first six months of fiscal year 2019 (an effective tax rate of 12.4%). An estimated annual effective tax rate was used in both periods to determine the provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion. The lower tax rate in fiscal year 2019 primarily relates to the discrete benefit recorded relating to the completion of a federal income tax return examination in the first quarter of that year.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first six months of fiscal year 2020 were $50,949,000, a decrease of $835,000, or 2%, from net sales of $51,784,000 for the first six months of fiscal year 2019. Net sales of our agricultural and horticultural chemical carrier products decreased approximately 19% for the first six months of fiscal year 2020 compared to the same period in fiscal year 2019. Sales of traditional granules declined due primarily to the loss of a customer, which was partially offset by increased sales to an existing customer. These lower sales were significantly offset by higher sales of other products in the Business to Business Group, including an increase of approximately 11% compared to the first six months of the prior fiscal year for sales of our co-packaged coarse cat litter. Net sales of our animal health and nutrition products also increased approximately 8% compared to the first six months of the prior year. Sales growth occurred for our feed additives primarily in Africa, Mexico and Asia, excluding China. See “Foreign Operations” below for a discussion of sales in China, which were impacted by the spread of the African swine fever in the prior year and the recent novel coronavirus (COVID-19) outbreak (“the coronavirus”). Net sales of our fluids purification products increased approximately 1% compared to the first six months of the prior fiscal year as higher sales to edible oil producers offset lower sales that resulted from a biodiesel processing customer closing operations.

SG&A expenses for the Business to Business Products Group were approximately 7% higher for the first six months of fiscal year 2020 compared to the same period of the prior year, including higher costs for product development and support, increased compensation-related expenses and additional costs to establish our subsidiary in Indonesia.

The Business to Business Products Group’s operating income for the first six months of fiscal year 2020 was $15,848,000, an increase of $1,544,000, or 11%, from operating income of $14,304,000 for the first six months of fiscal year 2019. The improved operating income was driven primarily by the lower freight and natural gas costs discussed in “Consolidated Results” above.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first six months of fiscal year 2020 were $91,178,000, an increase of $6,939,000, or 8%, from net sales of $84,239,000 for the first six months of fiscal year 2019. Sales of cat litter drove the sales increase. Total cat litter net sales were approximately 11% higher compared to the first six months of the prior fiscal year, with increased sales for both private label and branded litters. Sales of private label scoopable litter increased to existing customers, some of whom had expanded their selection of our products during the prior fiscal year. Higher sales of private label coarse litter included incremental sales to customers who added these products in the second half of the prior fiscal year. Branded coarse litter and litter box liners sales were also higher compared to the first half of the prior fiscal year. Cat litter sales by our subsidiary in Canada further contributed to the sales increase, as discussed in “Foreign Operations” below. Also included in the Retail and Wholesale Products Group's results were slightly lower sales for our industrial and automotive products compared to the first six months of fiscal year 2019.

SG&A expenses for the Retail and Wholesale Products Group were approximately 7% lower in the first six months of fiscal year 2020 compared to the first six months of fiscal year 2019. Lower advertising expense in the first six months of fiscal year 2020 contributed to the reduction in costs compared to the same period in the prior year; however, we expect spending for advertising in the remainder of fiscal 2020 to result in a higher expense for the full year of fiscal 2020 compared to fiscal year 2019. In addition, non-recurring expenses were incurred in the first half of fiscal year 2019 for customer compliance fees related to shipping and data communication incurred in connection with the implementation of the ERP system.

The Retail and Wholesale Products Group's operating income for the first six months of fiscal year 2020 was $8,968,000, an increase of $6,306,000 from operating income of $2,662,000 for the first six months of fiscal year 2019. The improved operating income was driven by the higher sales and lower SG&A described above, and by lower freight and natural gas costs discussed in “Consolidated Results”.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China, Mexico and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first six months of fiscal year 2020 were $7,154,000, an increase of $672,000, or 10%, compared to net sales of $6,482,000 during the first six months of fiscal year 2019. This increase was attributable primarily to new cat litter business for our Canada subsidiary. Sales of our animal health products by our foreign operations grew to a lesser extent, as higher sales for our subsidiaries in Mexico and Indonesia were mostly offset by lower sales for our subsidiary in China. Sales of animal health products to pork producers in China have not fully recovered since the spread of African swine fever in fiscal year 2019. In addition, our Chinese subsidiary's business operations have been impacted in the second quarter of fiscal year 2020 by the recent outbreak of the coronavirus. Chinese government restrictions to control the spread of the coronavirus disrupted our sales office, limited travel by our salesforce and delayed product shipments. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales during the first six months of both fiscal years 2020 and 2019.

Our foreign subsidiaries reported a net loss of $169,000 for the first six months of fiscal year 2020, compared to net income of $315,000 for the first six months of fiscal year 2019. The lower sales described above for our subsidiary in China and additional costs to establish operations in Indonesia drove the net loss.

Identifiable assets of our foreign subsidiaries as of January 31, 2020 were $10,158,000, compared to $9,643,000 as of January 31, 2019. The increase was attributed primarily to the addition of our subsidiary in Indonesia and new right-of-use lease assets recorded upon the implementation of ASC 842, Leases.

THREE MONTHS ENDED JANUARY 31, 2020 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2019

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended January 31, 2020 were $71,005,000, a 2% increase compared to net sales of $69,880,000 for the three months ended January 31, 2019. Net sales increased for our Retail and Wholesale Products Group, but decreased for our Business to Business Products Group. Segment results are discussed further below.

Consolidated gross profit for the three months ended January 31, 2020 was $18,958,000, or 27% of net sales, compared to $15,404,000, or 22% of net sales, for the second quarter of fiscal year 2019. Lower freight and natural gas costs drove the increase in gross profit. Freight costs declined approximately 21% for the second quarter of fiscal year 2020 per manufactured ton as the result of lower transportation rates from improved truck availability. Our overall freight costs also vary between periods depending on the mix of products sold and the geographic distribution of our customers. The cost of natural gas used to operate kilns that dry our clay was approximately 36% lower per manufactured ton for the second quarter of fiscal year 2020 compared to the same period of fiscal year 2019. Non-fuel manufacturing costs per ton produced were slightly lower compared to the second quarter in the prior fiscal year. In contrast, packaging costs per manufactured ton were slightly higher compared to the second quarter of the prior fiscal year, driven primarily by the mix of products produced. In addition, many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices.

Total SG&A expenses were $13,085,000 for the second quarter of fiscal year 2020, a 4% increase compared to $12,577,000 for the second quarter of fiscal year 2019. The discussion below describes the SG&A expenses allocated to the operating segments. The remaining unallocated corporate expenses included a higher estimated annual incentive bonus accrual, which was based on performance targets established for each fiscal year. The increased bonus expense was partially offset by a curtailment gain reported upon the freeze of our SERP in the second quarter of fiscal year 2020 (see Note 7 of the Notes to the unaudited Condensed Consolidated Financial Statements). In addition, lower SG&A expenses were reported in the second quarter of fiscal year 2020 for consulting costs related to our ERP system and costs for legal proceedings resolved in the third quarter of the prior fiscal year.

Consolidated net income before taxes for the second quarter of fiscal year 2020 was $5,758,000, compared to net income before taxes of $2,788,000 for the second quarter of fiscal year 2019. Results for the second quarter of fiscal year 2020 were driven by the factors described above, including higher sales and lower freight and natural gas costs, which more than offset the increase in SG&A expenses.

Tax expense was $1,009,000 for the second quarter of fiscal year 2020, compared to $506,000 for the second quarter of fiscal year 2019, which resulted in an effective tax rate of 18% for the second quarters of both fiscal years. We used an estimated annual effective tax rate in determining our quarterly provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the second quarter of fiscal year 2020 were $24,471,000, a decrease of $1,987,000, or 8%, from net sales of $26,458,000 for the second quarter of fiscal year 2019. Net sales of our agricultural and horticultural chemical carrier products decreased 31%, due primarily to the loss of a customer for our traditional granules. Net sales of our fluids purification products decreased approximately 1% for the second quarter of fiscal year 2020. Lower sales due to a plant closing of a biodiesel processing customer was partially offset by higher sales to edible oil producers. Net sales of our animal health and nutrition products were essentially flat as sales growth for our feed additives in Mexico and Asia, excluding China, mostly offset lower sales in China. See “Foreign Operations” below for a discussion of sales in China, which were impacted by the spread of the African swine fever in the prior year and the recent outbreak of the coronavirus. Net sales of our co-packaged coarse cat litter for the second quarter were approximately 8% higher compared to the second quarter of the prior year.

SG&A expenses for the Business to Business Products Group were approximately 11% higher compared to the second quarter of fiscal year 2019, including higher costs for product development and support and compensation-related expenses.

The Business to Business Products Group’s operating income for the second quarter of fiscal year 2020 was $7,552,000, an increase of $280,000, or 4%, from operating income of $7,272,000 in the second quarter of fiscal year 2019. The improved operating income was driven by the lower freight and natural gas costs discussed in “Consolidated Results” above.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the second quarter of fiscal year 2020 were $46,534,000, an increase of $3,112,000, or 7%, from net sales of $43,422,000 for the second quarter of fiscal year 2019. Total cat litter net sales were 10% higher compared to the second quarter of fiscal year 2019, driven by increased sales of both private label and branded litters. Sales of private label scoopable litter increased to existing customers, some of whom had expanded their selection of our products during the prior fiscal year. Higher sales of private label coarse litter included incremental sales to customers who added these products in the second half of the prior fiscal year. Branded coarse litter and litter box liners sales were also higher compared to the second quarter of the prior year. Cat litter sales by our subsidiary in Canada also contributed to the sales increase, as discussed in “Foreign Operations” below. Also included in the Retail and Wholesale Products Group's results were slightly lower sales for our industrial and automotive products compared to the second quarter of fiscal year 2019.

SG&A expenses for the Retail and Wholesale Products Group were slightly higher to support the increased sales compared to the second quarter of fiscal year 2019.

For the second quarter of fiscal year 2020, the Retail and Wholesale Products Group reported operating income of $5,608,000, an increase of $2,955,000, compared to operating income of $2,653,000 for the second quarter of fiscal year 2019. The improved operating income was driven by the higher sales described above, and by lower freight and natural gas costs discussed above in “Consolidated Results”.

FOREIGN OPERATIONS

Foreign operations included our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China, Mexico and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the second quarter of fiscal year 2020 were $3,505,000, a 15% increase compared to net sales of $3,039,000 in the second quarter of fiscal year 2019. This increase was attributable primarily to new cat litter business and improved sales of industrial absorbents for our Canada subsidiary. Sales of our animal health products by our foreign operations grew to a lesser extent, as higher sales for our Mexico and Indonesia subsidiaries were mostly offset by lower sales for our subsidiary in China. Sales of these products to pork producers in China have not fully recovered since the spread of African swine fever in fiscal year 2019. In addition, business operations of our Chinese subsidiary have been impacted in the second quarter of fiscal year 2020 by the recent outbreak of the coronavirus. Chinese government restrictions to control the spread of the coronavirus disrupted our sales office, limited travel by our salesforce and delayed product shipments. Our foreign subsidiaries' net sales represented approximately 5% and 4% of consolidated net sales during the second quarters of fiscal years 2020 and 2019, respectively.

Our foreign subsidiaries reported a net loss attributable to Oil-Dri of $101,000 for the second quarter of fiscal year 2020 compared to net income of $79,000 for the second quarter of fiscal year 2019. The lower sales described above for our China subsidiary, higher material costs for our subsidiary in the United Kingdom and additional costs to establish operations in Indonesia drove the net loss.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; making pension contributions; and, from time to time, business acquisitions. During the first six months of fiscal year 2020, we principally used cash generated from operations to fund these requirements.

The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended January 31,
	2020	2019
Net cash provided by operating activities	$14,270	$2,692
Net cash (used in) provided by investing activities	(7,286)	455
Net cash used in financing activities	(7,133)	(6,505)
Effect of exchange rate changes on cash and cash equivalents	(144)	(24)
Net decrease in cash and cash equivalents	$(293)	$(3,382)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first six months of fiscal years 2020 and 2019 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $213,000 in the first six months of fiscal year 2020 compared to an increase of $4,697,000 in the first six months of fiscal year 2019. Higher sales in the second quarter of fiscal year 2020 compared to the second quarter of 2019 drove the increase in accounts receivable as of January 31, 2020. The accounts receivable balance at the end of the second quarter of fiscal year 2019 was significantly higher due to delays in sending invoices to some customers upon implementation of the new ERP system on August 1, 2018. The variation in accounts receivable balances also reflected differences in the level and timing of collections as well as the payment terms provided to various customers.

Inventory decreased $1,508,000 in the first six months of fiscal year 2020 compared to an increase of $5,607,000 in the first six months of fiscal year 2019. Packaging and finished goods decreased as of January 31, 2020 due to higher production and efforts to better manage our safety stock levels. In addition, our inventory obsolescence reserve increased during the first six months of fiscal year 2020 which is attributable to our focus on inventory management and enhanced data available from our new ERP system. Previously, inventory had increased significantly during the first six months of fiscal year 2019 due to production interruptions and increased safety stock for anticipated disruptions during the new ERP system implementation.

Prepaid expenses decreased $1,561,000 in the first six months of fiscal year 2020 compared to a decrease of $970,000 in the first six months of fiscal year 2019. Lower prepaid advertising costs drove the decrease in the first six months of fiscal year 2020. Lower prepaid taxes was the primary reason for lower prepaid expenses in the first six months of fiscal year 2019. Prepaid expenses also fluctuated in both periods due to the timing of prepayment of insurance premium renewals.

Other assets decreased $731,000 in the first six months of fiscal year 2020 compared to an increase of $422,000 in the first six months of fiscal year 2019. The decrease in fiscal year 2020 related to amortization of our operating lease right-of-use lease assets while the increase in fiscal year 2019 related to additional costs to establish operations in Indonesia.

Accounts payable, including income taxes payable, increased $2,661,000 in the first six months of fiscal year 2020 compared to an increase of $2,295,000 in the first six months of fiscal year 2019. Higher accrued income taxes due to higher net income drove the increase in the first half of fiscal year 2020. Accounts payable increased in the first half of fiscal year 2019 as we managed our cash flow due to issues related to the ERP system implementation. Trade and freight payables also varied in both periods due to the timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses decreased $1,602,000 in the first six months of fiscal year 2020 compared to a decrease of $1,390,000 in the first six months of fiscal year 2019. The payout of the prior fiscal year's discretionary incentive bonus reduced accrued salaries in both fiscal years. Accrued freight also decreased in the first six months of fiscal year 2020, but increased in the first six months of fiscal year 2019 due to cash flow management as described above. Accrued plant expenses also fluctuated due to timing of payments, changes in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Pension and postretirement benefits decreased $5,536,000 in the first six months of fiscal year 2020 compared to an increase in the first six months of fiscal year 2019 of $859,000. See Note 7 of the Notes to the unaudited Condensed Consolidated Financial Statements for explanation of the decrease in fiscal year 2020 upon curtailment of our Pension Plan. The increase in fiscal year 2019 is due to normal increases in benefit obligation due to additional service.

Other liabilities decreased $1,052,000 in the first six months of fiscal year 2020 compared to an increase of $370,000 in the first six months of fiscal year 2019. The decrease in fiscal year 2020 is due to a reclassification of the deferred lease liability to operating lease liabilities. The increase in fiscal year 2019 was due to a new deferred lease liability.

Net cash (used in) provided by investing activities

Cash used in investing activities was $7,286,000 in the first six months of fiscal year 2020 compared to cash provided by investing activities of $455,000 in the first six months of fiscal year 2019. Cash used for capital expenditures was higher for the first quarter of fiscal year 2020 than fiscal year 2019. Net dispositions of investment securities provided cash in the first half of fiscal year 2019; however, no short-term investments were held in fiscal year 2020 due to the low returns available on these investments.

Net cash used in financing activities

Cash used in financing activities of $7,133,000 in the first six months of fiscal year 2020 was higher than cash used in financing activities of $6,505,000 in the first six months of fiscal year 2019, primarily due to increased purchases of treasury stock and a higher dividend payout.

Other

Total cash and investment balances held by our foreign subsidiaries of $2,709,000 as of January 31, 2020 were slightly higher than the January 31, 2019 balances of $2,123,000. See further discussion in “Foreign Operations” above.

On January 31, 2019, we signed a fifth amendment to our credit agreement with BMO Harris Bank N.A. (“BMO Harris”), which expires on January 31, 2024. The agreement provides for a $45,000,000 unsecured revolving credit agreement and a maximum of $10,000,000 for letters of credit. The agreement terms also state that we may select a variable interest rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of January 31, 2020, the variable rates would have been 5.00% for the BMO Harris prime-based rate or 3.00% for the three-month LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of January 31, 2020 and 2019, we were in compliance with the covenants. There were no borrowings during the first six months of either fiscal year 2019 or 2020.

As of January 31, 2020, we had remaining authority to repurchase 1,041,371 shares of Common Stock and 288,925 shares of Class B Stock under a repurchase plan approved by our Board of Directors (the “Board”). Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management pursuant to the repurchase plan approved by our Board.

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

There were no changes, other than those described herein, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company's operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended July 31, 2019. Except as set forth below, there have been no material changes to our risk factors since the Company's Annual Report on Form 10-K for the year ended July 31, 2019.
Our business could be adversely affected by a widespread threat to public health.
In December 2019, a novel strain of the coronavirus was reported in China that has subsequently spread outside of China. In response to the coronavirus outbreak, the Chinese government has placed restrictions on travel and mandated business closures. Such restrictions and closures have disrupted our sales office in China, limited travel by our salesforce and delayed product shipments. Although the impact of such disruptions and delays has not had a material impact on our results of operations, there is significant uncertainty relating to the outbreak of coronavirus as well as the potential effects of such outbreak on our business. Related disruptions, inside or outside of China, to our operations, or the operations of our suppliers or customers, may impact our operations and results. Given the uncertainties related to the outbreak, including its duration and severity, we cannot reasonably estimate the scope of its impact on our employees, operations, suppliers, or customers, or the full extent to which the coronavirus could affect the global economy and our results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2020, we did not sell any securities which were not registered under the Securities Act of 1933. The following charts summarize our repurchases (and remaining authority to repurchase) shares of our Common Stock during this period. There were no repurchases of Class B Stock during this period and no shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 filed with the SEC.

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
For the Three Months Ended January 31, 2020	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[1]
Common Stock
November 1, 2019 to November 30, 2019	602	$37.22	—	1,041,371
December 1, 2019 to December 31, 2019	—	$—	—	1,041,371
January 1, 2020 to January 31, 2020	—	$—	—	1,041,371

1 Our Board authorized the repurchase of 250,000 shares of Common Stock on March 11, 2011, an additional 250,000 shares on June 14, 2012 and an additional 750,000 shares on March 11, 2019. Our Board also authorized the repurchase of 300,000 shares of Class B Stock on March 21, 2018. These authorizations do not have a stated expiration date. The share numbers in this column indicate the number of shares of each class of stock that may yet be repurchased under these authorizations. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference
10.1	First Amendment, effective as of March 1, 2020 to Supplemental Executive Retirement Plan dated April 1, 2003.*	Filed herewith.

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a–14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosures	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

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

Dated:  March 5, 2020