Form 10-Q
period 2020-04-30
Oil-Dri Corp of America
filed 2020-06-08
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended April 30, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2020.
Common Stock – 5,307,384 Shares and Class B Stock – 2,176,142 Shares

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those statements elsewhere in this report and other documents that we file with the Securities and Exchange Commission (“SEC”), contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” "potential," and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including, but not limited to, those described in Item 1A, Risk Factors, herein, and in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

Oil-Dri is a registered trademark of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	April 30, 2020	July 31, 2019
Current Assets
Cash and cash equivalents	$20,548	$21,862
Accounts receivable, less allowance of $1,324 and $644 at April 30, 2020 and July 31, 2019, respectively	41,846	35,459
Inventories	24,096	24,163
Prepaid repairs expense	5,163	4,708
Prepaid expenses and other assets	2,460	3,084
Total Current Assets	94,113	89,276

Property, Plant and Equipment
Cost	257,123	249,834
Less accumulated depreciation and amortization	(166,990)	(159,036)
Total Property, Plant and Equipment, Net	90,133	90,798

Other Assets
Goodwill	9,262	9,262
Other intangibles, net of accumulated amortization of $415 and $299 at April 30, 2020 and July 31, 2019, respectively	1,551	1,599
Customer list, net of accumulated amortization of $6,739 and $6,297 at April 30, 2020 and July 31, 2019, respectively	1,046	1,488
Deferred income taxes	6,397	7,755
Operating lease right-of-use assets	8,327	—
Other	5,152	5,049
Total Other Assets	31,735	25,153

Total Assets	$215,981	$205,227

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	April 30, 2020	July 31, 2019
Current Liabilities
Current maturities of notes payable, net of unamortized debt issuance costs of $10 at April 30, 2020	$3,074	$3,083
Accounts payable	10,524	8,092
Dividends payable	1,735	1,761
Operating lease liabilities	1,561	—
Accrued expenses:
Salaries, wages and commissions	10,559	6,740
Trade promotions and advertising	1,853	1,588
Freight	2,216	2,635
Other	9,425	8,707
Total Current Liabilities	40,947	32,606

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $31 at July 31, 2019	—	3,052
Deferred compensation	4,847	6,014
Pension and postretirement benefits	12,565	23,721
Long-term operating lease liabilities	8,285	—
Other	2,682	4,288
Total Noncurrent Liabilities	28,379	37,075

Total Liabilities	69,326	69,681

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,371,197 shares at April 30, 2020 and 8,284,199 shares at July 31, 2019	837	828
Class B Stock, par value $.10 per share, issued 2,511,958 shares at April 30, 2020 and 2,576,479 shares at July 31, 2019	251	258
Additional paid-in capital	44,149	41,300
Retained earnings	172,504	164,756
Noncontrolling interest	(169)	(14)
Accumulated Other Comprehensive Loss:
Pension and postretirement benefits	(9,217)	(14,891)
Cumulative translation adjustment	(378)	(148)
Total Accumulated Other Comprehensive Loss	(9,595)	(15,039)
Less Treasury Stock, at cost (3,063,813 Common and 335,816 Class B shares at April 30, 2020 and 2,926,547 Common and 324,741 Class B shares at July 31, 2019)	(61,322)	(56,543)
Total Stockholders’ Equity	146,655	135,546

Total Liabilities & Stockholders’ Equity	$215,981	$205,227

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income
(in thousands, except for per share amounts)

	(unaudited)
	For the Nine Months Ended April 30,
	2020	2019

Net Sales	$218,383	$206,908
Cost of Sales	(158,105)	(158,660)
Gross Profit	60,278	48,248
Selling, General and Administrative Expenses	(44,584)	(42,091)
Income from Operations	15,694	6,157

Other (Expense) Income
Interest expense	(314)	(434)
Interest income	238	149
Other, net (1)	(186)	4,504
Total Other (Expense) Income, Net	(262)	4,219

Income Before Income Taxes	15,432	10,376
Income Tax Expense	(2,573)	(1,599)
Net Income	12,859	8,777
Net Loss Attributable to Noncontrolling Interest	(155)	(35)
Net Income Attributable to Oil-Dri	13,014	8,812

Net Income Per Share
Basic Common	$1.85	$1.27
Basic Class B Common	$1.39	$0.95
Diluted Common	$1.69	$1.17
Average Shares Outstanding
Basic Common	5,152	5,108
Basic Class B Common	2,042	2,068
Diluted Common	7,310	7,245
Dividends Declared Per Share
Basic Common	$0.7500	$0.7200
Basic Class B Common	$0.5625	$0.5400

(1) See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information about amounts included in this line item for the nine months ended April 30, 2019.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Nine Months Ended April 30,
	2020	2019

Net Income Attributable to Oil-Dri	$13,014	$8,812

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	5,674	437
Cumulative translation adjustment	(230)	(7)
Other Comprehensive Income	5,444	430
Total Comprehensive Income	$18,458	$9,242

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended April 30,
	2020	2019

Net Sales	$76,256	$70,885
Cost of Sales	(54,871)	(54,051)
Gross Profit	21,385	16,834
Selling, General and Administrative Expenses	(15,685)	(14,507)
Income from Operations	5,700	2,327

Other (Expense) Income
Interest expense	(108)	(141)
Interest income	48	53
Other, net (1)	(43)	4,465
Total Other (Expense) Income, Net	(103)	4,377

Income Before Income Taxes	5,597	6,704
Income Tax Expense	(947)	(1,143)
Net Income	4,650	5,561
Net Income (Loss) Attributable to Noncontrolling Interest	2	(58)
Net Income Attributable to Oil-Dri	4,648	5,619

Net Income Per Share
Basic Common	$0.66	$0.81
Basic Class B	$0.50	$0.61
Diluted Common	$0.61	$0.74
Average Shares Outstanding
Basic Common	5,126	5,126
Basic Class B	2,036	2,068
Diluted Common	7,288	7,253
Dividends Declared Per Share
Basic Common	$0.2500	$0.2400
Basic Class B	$0.1875	$0.1800

(1) See note 8 of the Notes to the Unaudited Condensed Consolidated financial statements for further information about amounts included in this line item for the three months ended April 30, 2019.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended April 30,
	2020	2019

Net Income Attributable to Oil-Dri	$4,648	$5,619

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	126	146
Cumulative translation adjustment	(132)	29
Other Comprehensive Income	(6)	175
Total Comprehensive Income	$4,642	$5,794

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	For the Nine Months Ended April 30
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, July 31, 2018	10,555,828	(3,238,833)	$1,056	$38,473	$158,935	$(55,946)	$(10,615)	$(18)	$131,885
Net Income (Loss)			—	—	8,812	—	—	(35)	8,777
Other Comprehensive Income			—	—	—	—	430	—	430
Dividends Declared			—	—	(5,029)	—	—	—	(5,029)
Purchases of Treasury Stock		(4,545)	—	—	—	(141)	—	—	(141)
Net issuance of stock under long-term incentive plans	297,600	(7,737)	29	420	—	(450)	—	—	(1)
Amortization of Restricted Stock			—	1,594	—	—	—	—	1,594
Balance, April 30, 2019	10,853,428	(3,251,115)	$1,085	$40,487	$162,718	$(56,537)	$(10,185)	$(53)	$137,515

Balance, July 31, 2019	10,860,678	(3,251,288)	$1,086	$41,300	$164,756	$(56,543)	$(15,039)	$(14)	$135,546
Net Income (Loss)	—	—	—	—	13,014	—	—	(155)	12,859
Other Comprehensive Income	—	—	—	—	—	—	5,444	—	5,444
Dividends Declared	—	—	—	—	(5,266)	—	—	—	(5,266)
Purchases of Treasury Stock	—	(143,391)	—	—	—	(4,620)	—	—	(4,620)
Net issuance of stock under long-term incentive plans	22,477	(4,950)	2	158	—	(159)	—	—	1
Amortization of Restricted Stock	—	—	—	2,549	—	—	—	—	2,549
Contributions from noncontrolling interests	—	—	—	142	—	—	—	—	142
Balance, April 30, 2020	10,883,155	(3,399,629)	$1,088	$44,149	$172,504	$(61,322)	$(9,595)	$(169)	$146,655

	For the Three Months Ended April 30
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, January 31, 2019	10,812,928	(3,249,728)	$1,081	$39,730	$158,788	$(56,480)	$(10,360)	$5	$132,764
Net Income (Loss)			—	—	5,619	—	—	(58)	5,561
Other Comprehensive Income			—	—	—	—	175	—	175
Dividends Declared			—	—	(1,689)	—	—	—	(1,689)
Purchases of Treasury Stock		—	—	—	—	(6)	—	—	(6)
Net issuance of stock under long-term incentive plans	40,500	(1,387)	4	47	—	(51)	—	—	—
Amortization of Restricted Stock			—	710	—	—	—	—	710
Balance, April 30, 2019	10,853,428	(3,251,115)	$1,085	$40,487	$162,718	$(56,537)	$(10,185)	$(53)	$137,515

Balance, January 31, 2020	10,881,155	(3,269,059)	$1,088	$43,149	$169,590	$(57,138)	$(9,589)	$(171)	$146,929
Net Income (Loss)	—	—	—	—	4,648	—	—	2	4,650
Other Comprehensive Income	—	—	—	—	—	—	(6)	—	(6)
Dividends Declared	—	—	—	—	(1,734)	—	—	—	(1,734)
Purchases of Treasury Stock	—	(127,770)	—	—	—	(4,097)	—	—	(4,097)
Net issuance of stock under long-term incentive plans	2,000	(2,800)	—	88	—	(87)	—	—	1
Amortization of Restricted Stock	—	—	—	770	—	—	—	—	770
Contributions from noncontrolling interests (1)	—	—	—	142	—	—	—	—	142
Balance, April 30, 2020	10,883,155	(3,399,629)	$1,088	$44,149	$172,504	$(61,322)	$(9,595)	$(169)	$146,655
(1) On April 1, 2020 we increased our interest in one of our non-wholly owned subsidiaries from 52.0% to 78.4% for approximately $724,000 when that subsidiary issued shares through a capital call. Certain other noncontrolling interest holders also purchased shares but to a lesser extent, thereby diluting their collective ownership from 48.0% to 21.6%.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Nine Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2020	2019
Net Income	$12,859	$8,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,399	9,849
Amortization of investment net discount	—	(10)
Stock-based compensation	2,549	1,590
Deferred income taxes	1,367	277
Provision for bad debts and cash discounts	704	(151)
Loss on the sale of fixed assets	102	4
Curtailment gain on SERP Plan	(1,296)	—
(Increase) Decrease in assets:
Accounts receivable	(7,296)	(2,185)
Inventories	(72)	(4,248)
Prepaid expenses	120	(201)
Other assets	816	(564)
Increase (Decrease) in liabilities:
Accounts payable	3,859	2,873
Accrued expenses	4,612	(1,762)
Deferred compensation	129	(421)
Pension and postretirement benefits	(5,482)	1,287
Other liabilities	(1,101)	249
Total Adjustments	9,410	6,587
Net Cash Provided by Operating Activities	22,269	15,364

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,870)	(10,162)
Proceeds from sale of property, plant and equipment	112	—
Purchases of short-term investments	—	(4,678)
Dispositions of short-term investments	—	11,082
Net Cash Used in Investing Activities	(10,758)	(3,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,082)	(3,083)
Dividends paid	(5,292)	(4,967)
Purchase of treasury stock	(4,620)	(141)
Contributions from noncontrolling interests	142	—
Net Cash Used in Financing Activities	(12,852)	(8,191)
Effect of exchange rate changes on Cash and Cash Equivalents	27	52
Net (Decrease) Increase in Cash and Cash Equivalents	(1,314)	3,467
Cash and Cash Equivalents, Beginning of Period	21,862	12,757
Cash and Cash Equivalents, End of Period	$20,548	$16,224

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Nine Months Ended April 30,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$784	$468
Cash dividends declared and accrued, but not paid	$1,735	$1,689

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. In addition, certain prior year reclassifications were made to conform to the current year presentation. Operating results for the three and nine months ended April 30, 2020 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2020.

In March 2020, the World Health Organization declared the recent novel coronavirus outbreak ("the coronavirus" or "COVID-19") a pandemic. Despite the adverse effects of COVID-19 on the overall economy, we have not experienced a significant decline in customer orders and sales in the third quarter of fiscal year 2020. However, the effects of COVID-19 are unprecedented, and therefore we are unable to ascertain the effects on our sales and net earnings for the balance of fiscal year 2020.

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

We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $362,000 and $259,000 as of April 30, 2020 and July 31, 2019, respectively. This liability is reported in Other Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. Revenue recognized during the nine months ended April 30, 2020 that was included in the liability for advance payments at the beginning of the period was $174,000.

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

Income Taxes
On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into U.S. law. The CARES Act provides for, among other things, deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As permitted by the CARES Act, we deferred approximately $130,000 in payroll taxes during its quarter ended April 30, 2020 and expect to defer the payment of payroll taxes each quarter for the remainder of 2020 to be paid equally in the fourth quarters of 2021 and 2022 representing approximately $2,000,000 in payroll taxes.

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

Recently Issued Pronouncements

In March 2020, the FASB issued guidance under ASC 848, Reference Rate Reform. This guidance provides optional expedients and exceptions to account for debt, leases, contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The guidance is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating the potential effects of the adoption of this guidance on our Consolidated Financial Statements.
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
In June 2016, the FASB issued guidance under ASC 326, Financial Instruments-Credit Losses, which requires companies to utilize an impairment model for most financial assets measured at amortized cost and certain other financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses. In addition, this new guidance changes the recognition method for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk, as well as additional disclosures. In general, this guidance will require modified retrospective adoption for all outstanding instruments that fall under this guidance. This guidance is effective for our first quarter of fiscal year 2023. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

There have been no other accounting pronouncements issued but not yet adopted by us which are expected to have a material impact on our Consolidated Financial Statements.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	April 30, 2020	July 31, 2019
Finished goods	$14,250	$13,957
Packaging	5,576	5,681
Other	4,270	4,525
Total Inventories	$24,096	$24,163

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We performed a detailed review of our inventory items to determine if an obsolescence reserve adjustment was necessary. The review surveyed all of our operating facilities and sales groups to ensure that both historical issues and new market trends were considered. The obsolescence reserve not only considered specific items, but also took into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at April 30, 2020 and July 31, 2019 were $1,350,000 and $704,000, respectively. The higher obsolescence reserve is attributed to our focus on inventory management and enhanced data available from our enterprise resource planning (“ERP”) system.

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
Level 3: Unobservable inputs.

Cash equivalents are primarily money market mutual funds classified as Level 1. We had $103,000 and $26,000 cash equivalents as of April 30, 2020 and July 31, 2019, respectively, which are included in Cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheet.

Balances of accounts receivable and accounts payable approximated their fair values at April 30, 2020 and July 31, 2019 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $3,195,000 and $6,357,000 as of April 30, 2020 and July 31, 2019, respectively, and are classified as Level 2. The fair value was estimated using the exit price notion of fair value.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, other than goodwill, include trademarks, patents, customer lists and product registrations. Intangible amortization expense was $184,000 and $209,000 in the third quarter of fiscal years 2020 and 2019, respectively. Intangible amortization expense was $600,000 and $628,000 in the first nine months of fiscal years 2020 and 2019. Estimated intangible amortization for the remainder of fiscal year 2020 is $183,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2021	$547
2022	$397
2023	$202
2024	$69
2025	$47

We have one acquired trademark recorded at a cost of $376,000 that was determined to have an indefinite life and is not amortized.

We performed our annual goodwill impairment analysis in the fourth quarter of fiscal year 2019 and no impairment was identified. There have been no triggering events that would indicate a new impairment analysis is needed. Although we have not identified any trigging events relating to goodwill or our intangibles, the ultimate effects of COVID-19 could change this assessment in the future, as outlined under Item 1A, Risk Factors, discussed below.

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

We have no material finance leases, and variable costs for operating leases are immaterial for the third quarter of fiscal year 2020. Operating lease costs are included in Cost of Sales or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended April 30, 2020	For the Nine Months Ended April 30, 2020
Operating Lease Cost
Operating lease cost	$517	$1,551
Short-term operating lease cost	190	590

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended April 30, 2020	For the Nine Months Ended April 30, 2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$430	$1,285

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

For the Nine Months Ended April 30, 2020
Weighted-average remaining lease term - operating leases	10.6 years
Weighted-average discount rate - operating leases	4.02%

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of April 30, (in thousands):

2020	$1,912
2021	1,507
2022	983
2023	781
2024	767
Thereafter	6,320
Total	12,270
Less: imputed interest	(2,424)
Net lease obligation	$9,846

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

The amendment of the Pension Plan triggered a pension curtailment, which required a remeasurement of the Pension Plan's obligation. The remeasurement resulted in a decrease in the benefit obligation of approximately $6,632,000, which was recorded in Other Comprehensive Income, net of taxes of $1,592,000 in the second quarter of fiscal year 2020.

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2020	2019	2020	2019
Service cost	$122	$407	$973	$1,220
Interest cost	444	529	1,456	1,586
Expected return on plan assets	(688)	(702)	(2,102)	(2,107)
Amortization of:
Prior service costs	—	—	—	1
Other actuarial loss	167	192	837	578
Net periodic benefit cost	$45	$426	$1,164	$1,278

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2020	2019	2020	2019
Service cost	$29	$27	$87	$79
Interest cost	20	24	61	73
Amortization of:
Prior service costs	(2)	(2)	(5)	(5)
Net periodic benefit cost	$47	$49	$143	$147

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

The amendment of the SERP triggered a pension curtailment which required a remeasurement of the SERP's obligation. The remeasurement resulted in a decrease in the SERP liability of approximately $1,296,000, which was recorded in SG&A in the second quarter of fiscal year 2020.

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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Nine Months Ended April 30,
Product	2020	2019	2020	2019
Cat Litter	$11,026	$9,943	$116,010	$101,754
Industrial and Sports	—	—	22,906	25,509
Agricultural and Horticultural	16,518	18,320	—	—
Bleaching Clay and Fluids Purification	37,142	38,116	1,835	1,820
Animal Health and Nutrition	12,946	11,446	—	—
Net Sales	$77,632	$77,825	$140,751	$129,083

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended April 30,
Product	2020	2019	2020	2019
Cat Litter	$3,779	$3,441	$41,040	$34,141
Industrial and Sports	—	—	7,894	10,080
Agricultural and Horticultural	6,222	5,622	—	—
Bleaching Clay and Fluids Purification	12,537	13,662	639	623
Animal Health and Nutrition	4,145	3,316	—	—
Net Sales	$26,683	$26,041	$49,573	$44,844

We do not rely on any segment asset allocations and we do not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations below for those assets for which we can reasonably determine. The unallocated asset category is the remainder of our total assets. We have refined the basis of allocation for certain of our assets as of April 30, 2020 and we have restated the allocation of assets as of July 31, 2019 presented below to enhance comparability. The asset allocation is estimated and is not a measure used by our chief operating decision maker about allocating resources to the operating segments or in assessing their performance.

	Assets
	April 30, 2020	July 31, 2019
	(in thousands)
Business to Business Products Group	$69,184	$66,655
Retail and Wholesale Products Group	100,636	95,593
Unallocated Assets	46,161	42,979
Total Assets	$215,981	$205,227

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

	For the Nine Months Ended April 30,
	Net Sales		Income
	2020	2019	2020	2019
	(in thousands)
Business to Business Products Group	$77,632	$77,825	$24,046	$21,758
Retail and Wholesale Products Group	140,751	129,083	15,380	6,823
Net Sales	$218,383	$206,908
Corporate Expenses			(23,732)	(22,424)
Income from Operations			15,694	6,157
Total Other (Expense) Income, Net			(262)	4,219
Income before Income Taxes			15,432	10,376
Income Tax Expense			(2,573)	(1,599)
Net Income			12,859	8,777
Net Loss Income Attributable to Noncontrolling Interest			(155)	(35)
Net Income Attributable to Oil-Dri			$13,014	$8,812

	For the Three Months Ended April 30,
	Net Sales		Income
	2020	2019	2020	2019
	(in thousands)
Business to Business Products Group	$26,683	$26,041	$8,198	$7,454
Retail and Wholesale Products Group	49,573	44,844	6,412	4,161
Net Sales	$76,256	$70,885
Corporate Expenses			(8,910)	(9,288)
Income from Operations			5,700	2,327
Total Other (Expense) Income, Net			(103)	4,377
Income before Income Taxes			5,597	6,704
Income Tax Expense			(947)	(1,143)
Net Income			4,650	5,561
Net Income (Loss) Attributable to Noncontrolling Interest			2	(58)
Net Income Attributable to Oil-Dri			$4,648	$5,619

9. STOCK-BASED COMPENSATION

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan, as amended (the “2006 Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,219,500.

Restricted Stock

All of our non-vested restricted stock as of April 30, 2020 was issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 2,000 and 41,000 restricted shares of Common Stock granted during the third quarter of fiscal years 2020 and 2019, respectively. Stock-based compensation expense related to non-vested restricted stock was $770,000 and $710,000 for the third quarter of fiscal years 2020 and 2019, respectively, and was $2,549,000 and $1,599,000 for the first nine months of fiscal years 2020 and 2019, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2019	414	$33.09
Granted	23	$33.33
Vested	(41)	$32.34
Forfeitures	(5)	$32.33
Non-vested restricted stock outstanding at April 30, 2020	391

10. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of April 30, 2020 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2019	$(14,891)		$(148)	$(15,039)
Other comprehensive loss before reclassifications, net of tax	—		(230)	(230)
Amounts reclassified from accumulated other comprehensive income, net of tax	634	(a)	—	634
Curtailment on Pension Plan	$5,040	(b)	$—	$5,040
Net current-period other comprehensive income (loss), net of tax	5,674		(230)	5,444
Balance as of April 30, 2020	$(9,217)		$(378)	$(9,595)

(a) Amount is net of tax expense of $199,860. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 7 of the Notes to unaudited Condensed Consolidated Financial Statements for further information.
(b) Amount is net of tax expense of $1,592,000. See Note 7 of the Notes to the unaudited Condensed Consolidated Financial Statements for further information.

11. RELATED PARTY TRANSACTIONS

One member of our Board of Directors (the “Board”), and our Lead Independent Director, retired from the role of President and Chief Executive Officer of a customer of ours in September 2019. That company was a customer of ours before the board member joined that company and before he became a member of our Board. Total net sales to that customer, including sales to subsidiaries of that customer, were $103,000 and $158,000 for the third quarter of fiscal years 2020 and 2019, respectively, and were $263,000 and $360,000 for the first nine months of fiscal years 2020 and 2019, respectively. Outstanding accounts receivable from that customer, and its subsidiaries, were $22,000 and $10,000 at April 30, 2020 and July 31, 2019, respectively.

One member of our Board, and of the Compensation Committee of our Board, is the President and Chief Executive Officer as well as a director and shareholder of a law firm that regularly provides services to us. Total payments to that vendor for fees and cost reimbursements were $119,000 and $140,000 for the third quarter of fiscal years 2020 and 2019, respectively, and were $182,000 and $237,000 for the first nine months of fiscal years 2020 and 2019, respectively. There were no outstanding accounts payable to that vendor as of April 30, 2020 or July 31, 2019.

12. SUBSEQUENT EVENTS

Amended Note Agreement
On May 15, 2020 (the “Effective Date”), the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement (the “Amended Note Agreement”) with PGIM, Inc. (“Prudential”) and certain existing noteholders and purchasers affiliated with Prudential named therein. The Amended Note Agreement amends and restates the Note Agreement between the Company, Prudential and certain existing noteholders named therein, dated as of November 12, 2010 (the “Prior Note Agreement”), under which the Company’s 3.96% Series A Senior Notes due August 1, 2020 (the “Series A Notes”) were previously issued in an original aggregate principal amount of $18,500,000.
Pursuant to the Amended Note Agreement, (i) the Series A Notes, in an aggregate principal amount of $3,100,000 as of immediately prior to the Effective Date, continue to remain outstanding under and subject to the terms of the Amended Note Agreement, and (ii) the Company issued $10,000,000 in aggregate principal amount of its 3.95% Series B Senior Notes due May 15, 2030 (the “Series B Notes”). In addition, the Amended Note Agreement provides the Company with the ability to request, from time to time until May 15, 2023 (or such earlier date as provided for in the Amended Note Agreement), that Prudential affiliate(s) purchase, at Prudential’s discretion and on an uncommitted basis, additional senior unsecured notes of the Company (the “Shelf Notes,” and collectively with the Series A Notes and Series B Notes, the “Notes”) in an aggregate principal amount of up to $75,000,000 minus the aggregate principal amount of Notes then outstanding and Shelf Notes that have been accepted for purchase. Interest payable on any Shelf Note agreed to be purchased under the Amended Note Agreement will be at a rate determined by Prudential and will mature not more than fifteen years after the date of original issue of such Shelf Note.
Like the Prior Note Agreement, the Amended Note Agreement is guaranteed, on an unsecured basis, by certain U.S. subsidiaries of the Company, and contains customary covenants, including but not limited to, limitations on the Company’s and certain Company subsidiaries’ ability to incur indebtedness, incur liens, engage in mergers, and sell or transfer assets and stock, as well as financial covenants, including a minimum fixed charges coverage ratio and consolidated debt ratio that remain the same as those contained in the Prior Note Agreement. Upon the occurrence of certain events of default, the Company’s obligations under the Amended Note Agreement may be accelerated. Such events of default include payment defaults, covenant defaults and other enumerated defaults.
License Payment
Subsequent to the quarter end, the Company entered into a confidential agreement. Pursuant to this agreement, the Company granted a non-exclusive, perpetual license to develop, manufacture, use, distribute and sell products produced using formulations under certain of our patents until their expiration in exchange for a one-time payment of $13,000,000 as well as certain limitations on the ability of the parties to bring forth patent infringement claims or challenges relating to certain products. The Company received the one-time payment in the fourth quarter of fiscal year 2020.

Pension

In connection with the freeze of our Pension Plan, as described in Note 7 to the Notes to the unaudited Condensed Consolidated Financial Statements, we offered terminated participants with vested benefits who have not yet begun receipt of benefits under the Plan the opportunity to receive their pension benefits in a single payment (the "Lump Sum Option"). We plan to make payments in the fourth quarter of fiscal year 2020 to those participants who elected the Lump Sum Option by the May 15, 2020 election deadline. We estimate that the settlement expense will be approximately $2,000,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our Consolidated Financial Statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A, Risk Factors of this quarterly report on Form 10-Q for the quarter ended April 30, 2020 and of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

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

RESULTS OF OPERATIONS

OVERVIEW

In December 2019, COVID-19 was reported in China and has subsequently spread worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 has not, to date, had a significant impact on our business. All of our facilities, with the exception of our subsidiary in China, have continued to operate as essential businesses pursuant to the applicable shelter-in-place mandates issued where we operate due to our inclusion in the Critical Manufacturing Sector as defined by the U.S. Department of Homeland Security and where otherwise recognized as an essential business by government authorities. Our top priority has been, and continues to be, the safety and health of our employees, contractors, and customers. We have adhered and continue to adhere to guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities with respect to social distancing and physical separation. Additionally, we have increased cleaning and sanitation programs at each of our facilities. As a result, we have not experienced any shut downs due to workforce absences or illnesses.
As further discussed below, our sales have increased significantly in the third quarter of fiscal year 2020. One of the primary drivers of the increase is that consumers purchased more cat litter and related products in anticipation of potential future shortages and store closures due to COVID-19. We have experienced increases in cat litter sales for both our North American business and our subsidiary in Canada as consumers bought more cat litter and related products via e-commerce during COVID-19 due to shelter-in-place orders. Despite the increase in sales, we have not experienced any significant issues collecting amounts due from customers to date. However, parts of our business have been negatively impacted. Sales of our industrial and sports businesses declined as businesses and sports fields shut down. There has been some lower demand from our customers in our agricultural business. In addition, our fluids purification sales decreased in part due to the closures of restaurants and schools, causing sales to edible oil producers to decrease. To a lesser extent, our inability due to COVID-19 to participate in our customer's plant tests of our fluids purification business has also impeded our sales in recent months. Further, during the second quarter of fiscal year 2020 our operations in China were temporarily closed which disrupted our business but has since opened in the third quarter of fiscal year 2020.
Consolidated gross profit has not been significantly impacted by COVID-19. Our suppliers have either remained open or we have found new suppliers to meet the increase in consumer demand without an impact to pricing. While we have incurred some additional costs from truck loading delays due to the large volume of sales, these costs have not been significant. We have been able to successfully navigate delays in overseas vessel deliveries of our products by increasing our safety stock early in the COVID-19 outbreak as well as finding other providers. We have incurred additional employee compensation costs to meet increased customer demand as well as additional cleaning and sanitation costs in recent months, but these costs did not have a significant impact on our consolidated gross profit. In addition, we have experienced a decrease in travel costs as our employees have not been traveling during the outbreak.

We are closely monitoring the continued spread and effects of the outbreak of COVID-19 on all aspects of our business, including how it has and may impact our suppliers and customers. We have not experienced any significant impacts or interruptions and we will continue to closely monitor our inventory levels to mitigate the risk of any potential supply interruptions. The impacts of COVID-19 and related economic conditions on our future results are uncertain at this time. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult or impossible to anticipate. In addition, because COVID-19 did not materially impact our financial results to date and it remains uncertain whether and how consumers will modify their purchasing habits in response to COVID-19 and continued or reduced government restrictions, these results may not be indicative of the impact that COVID-19 may have on our results for the remainder of fiscal year 2020. See “Part II - Item 1A - Risk Factors” for additional discussion regarding the risks COVID-19 presents our business.
The impacts of COVID-19 to our specific operating segments are discussed below.

NINE MONTHS ENDED APRIL 30, 2020 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2019

CONSOLIDATED RESULTS

Consolidated net sales for the nine months ended April 30, 2020 were $218,383,000, a 6% increase compared to net sales of $206,908,000 for the nine months ended April 30, 2019. Net sales increased for our Retail and Wholesale Products Group but slightly decreased for our Business to Business Products Group. Segment results are discussed further below.

Consolidated gross profit for the first nine months of fiscal year 2020 was $60,278,000, or 28% of net sales, compared to $48,248,000, or 23% of net sales, for the first nine months of fiscal year 2019. Lower freight and natural gas costs drove the increase in gross profit. Freight costs per manufactured ton declined approximately 20% for the first nine months of fiscal year 2020 compared to the same period in fiscal year 2019 as the result of lower transportation rates from improved truck availability. In addition, costs were higher in the first half of the prior fiscal year due to other one-time events, including a greater number of product transfers between our plants and warehouses to support customer service during the implementation of our new ERP system on August 1, 2018 and disruptions due to Hurricane Michael. Our overall freight costs also vary between periods depending on the mix of products sold and the geographic distribution of our customers. The COVID-19 outbreak did not have a significant impact on our freight costs. The cost of natural gas used to operate kilns that dry our clay was approximately 30% lower per manufactured ton in the first nine months of fiscal year 2020 compared to the first nine months of fiscal year 2019. Non-fuel manufacturing costs per manufactured ton were flat compared to the first nine months of the prior fiscal year. In contrast, packaging costs per manufactured ton for the first nine months of fiscal year 2020 were approximately 2% higher compared to the first nine months of fiscal year 2019, due in part to the mix of products produced. In addition, many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices. While we incurred additional employee compensation costs to meet increased customer demand as well as cleaning and sanitation costs in recent months due to COVID-19, these costs did not have a significant impact on our consolidated gross profit. In addition, our suppliers have remained open and have been able to meet our increased demand without any price increases.

Total SG&A expenses were $44,584,000 for the first nine months of fiscal year 2020, a 6% increase compared to $42,091,000 for the first nine months of fiscal year 2019. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments. The remaining unallocated corporate expenses included a higher estimated annual incentive bonus accrual, which was based on performance targets established for each fiscal year. The increased bonus expense was partially offset by a curtailment gain reported upon the freeze of our SERP in the second quarter of fiscal year 2020 (see Note 7 of the Notes to the unaudited Condensed Consolidated Financial Statements). In addition, higher SG&A expenses were reported in the first nine months of fiscal year 2019 for consulting costs related to our ERP system implemented in the first quarter of the prior fiscal year and legal costs for legal proceedings resolved in the third quarter of the prior fiscal year.

Other income of $4,219,000 for the third quarter of fiscal year 2019 included net proceeds upon resolution of legal proceedings. The amounts received under a confidential agreement resolving such legal proceedings was material to our financial results for the period.

Consolidated net income before taxes for the first nine months of fiscal year 2020 was $15,432,000, a 49% increase from net income before taxes of $10,376,000 for the first nine months of fiscal year 2019. Results for the first nine months of fiscal year 2020 were driven by the factors discussed above, including higher sales and lower freight and natural gas costs, which more than offset the increase in SG&A expenses.

The tax expense for the first nine months of fiscal year 2020 was $2,573,000 (an effective tax rate of 16.7%) compared to $1,599,000 for the first nine months of fiscal year 2019 (an effective tax rate of 15.0%). An estimated annual effective tax rate was used in both periods to determine the provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion. The lower tax rate in fiscal year 2019 primarily relates to the discrete benefit recorded relating to the completion of a federal income tax return examination in the first quarter of that year.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first nine months of fiscal year 2020 slightly decreased as compared to the first nine months of fiscal year 2019. Net sales were $77,632,000, a decrease of $193,000, from net sales of $77,825,000 for the first nine months of fiscal year 2019. Net sales of our agricultural and horticultural chemical carrier products decreased approximately 10% for the first nine months of fiscal year 2020 compared to the same period in fiscal year 2019. Sales of traditional granules declined due primarily to the loss of a large customer, which was partially offset by increased sales to an existing customer. Lower demand from our customers in the agricultural, home and garden industries due to the impact of COVID-19 have also contributed to the decrease in net sales. Net sales of our fluids purification products decreased approximately 3% compared to the first nine months of the prior fiscal year. The lower sales are attributable to a plant closing of a biodiesel processing customer and local pricing competition in foreign markets due to unfavorable exchange rates. More recently, the closures of restaurants and schools due to the outbreak of COVID-19 have caused sales to edible oil producers to decrease. In addition, our inability due to COVID-19 to participate in our customer's plant tests of our products has also impeded our sales in recent months. These lower sales were partially offset by higher sales of other products in the Business to Business Group, including an increase of approximately 11% compared to the first nine months of the prior fiscal year for sales of our co-packaged coarse cat litter as consumers purchased more cat litter and related products in anticipation of potential future shortages and store closures. Net sales of our animal health and nutrition products also increased approximately 13% compared to the first nine months of the prior year. Sales growth occurred for our animal feed additives primarily in Latin America, Mexico, Africa, the Middle East and Asia, excluding China. See “Foreign Operations” below for a discussion of sales in China, which were impacted by the spread of the African swine fever in the prior year and COVID-19 in late 2019 and in 2020.

SG&A expenses for the Business to Business Products Group were approximately 10% higher for the first nine months of fiscal year 2020 compared to the same period of the prior year, but remained relatively consistent as a percentage of sales. The increase in SG&A is attributable to higher costs for product development and support, increased compensation-related expenses and additional costs to establish our subsidiary in Indonesia.

The Business to Business Products Group’s operating income for the first nine months of fiscal year 2020 was $24,046,000, an increase of $2,288,000, or 11%, from operating income of $21,758,000 for the first nine months of fiscal year 2019. The improved operating income was driven primarily by the lower freight and natural gas costs discussed in “Consolidated Results” above.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first nine months of fiscal year 2020 were $140,751,000, an increase of $11,668,000, or 9%, from net sales of $129,083,000 for the first nine months of fiscal year 2019. Sales of cat litter drove the sales increase. Total cat litter net sales were approximately 14% higher compared to the first nine months of the prior fiscal year, with increased sales of both private label and branded litters. Contributing to higher cat litter sales in the first nine months of fiscal year 2020 was higher consumer demand in the last three months as consumers purchased more cat litter and related products in anticipation of potential future shortages and store closures due to COVID-19. Sales of private label scoopable litter increased to existing customers, some of whom had expanded their selection of our products during the prior fiscal year. Similarly, higher sales of private label coarse litter included incremental sales to customers who added these products in the prior fiscal year. Branded scoopable litter, coarse litter and litter box liners sales were also higher for the nine months of fiscal year 2020 compared to the nine months of the prior fiscal year. Cat litter sales by our subsidiary in Canada further contributed to the sales increase, as discussed in “Foreign Operations” below. Also included in the Retail and Wholesale Products Group's results were lower sales of our industrial and sports products compared to the first nine months of fiscal year 2019. Sales of our industrial and sports products decreased 10% or $2,603,000 compared to the first nine months of fiscal year 2019, primarily driven by the impact of businesses and sports fields shutting down due to COVID-19.

SG&A expenses for the Retail and Wholesale Products Group were slightly higher in the first nine months of fiscal year 2020 compared to the first nine months of fiscal year 2019 but are consistent as a percentage of sales.

The Retail and Wholesale Products Group's operating income for the first nine months of fiscal year 2020 was $15,380,000, an increase of $8,557,000 from operating income of $6,823,000 for the first nine months of fiscal year 2019. The improved operating income was driven by the higher sales described above, and by lower freight and natural gas costs discussed in “Consolidated Results”.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China, Mexico and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first nine months of fiscal year 2020 were $10,986,000, an increase of $978,000, or 10%, compared to net sales of $10,008,000 during the first nine months of fiscal year 2019. Cat litter sales for our Canada subsidiary increased in the first nine months of fiscal year 2020. One of the drivers of this increase was higher consumer demand in the last three months as customers purchased more cat litter and related products in anticipation of potential future shortages and store closures due to the coronavirus. Sales of our animal health products by our foreign operations grew to a lesser extent, as higher sales for our subsidiaries in Mexico and Indonesia were mostly offset by lower sales for our subsidiary in China. Sales of animal health products to pork producers in China have not fully recovered since the spread of African swine fever in fiscal year 2019. In addition, our Chinese subsidiary's business operations have been impacted in the second and third quarters of fiscal year 2020 by the recent outbreak of COVID-19. Chinese government restrictions to control the spread of COVID-19 disrupted our sales office, limited travel by our salesforce and delayed product shipments. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales during the first nine months of both fiscal years 2020 and 2019.

Our foreign subsidiaries reported a net loss of $200,000 for the first nine months of fiscal year 2020, compared to net income of $343,000 for the first nine months of fiscal year 2019. While our subsidiaries in Canada and Mexico experienced an increase in sales for the third quarter of fiscal year 2020, the lower sales described above for our subsidiary in China, increased SG&A expenses to support increased sales for our subsidiary in Mexico and additional costs to establish operations in Indonesia drove the net loss. In addition, higher materials costs as well as unfavorable exchange rates for our subsidiaries in Canada and the United Kingdom were also drivers for the net loss.

Identifiable assets of our foreign subsidiaries as of April 30, 2020 were $11,286,000, compared to $9,566,000 as of April 30, 2019. The increase was attributed primarily to the addition of our subsidiary in Indonesia, assets related to the expansion of business and increase in sales from our subsidiaries in Canada and Mexico, and new right-of-use lease assets recorded upon the implementation of ASC 842, Leases.

THREE MONTHS ENDED APRIL 30, 2020 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2019

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended April 30, 2020 were $76,256,000, an 8% increase compared to net sales of $70,885,000 for the three months ended April 30, 2019. Net sales increased for both our Retail and Wholesale Products Group and Business to Business Products Group. Segment results are discussed further below.

Consolidated gross profit for the three months ended April 30, 2020 was $21,385,000, or 28% of net sales, compared to $16,834,000, or 24% of net sales, for the third quarter of fiscal year 2019. Lower freight and natural gas costs drove the increase in gross profit. Freight costs per manufactured ton declined approximately 20% for the third quarter of fiscal year 2020 as the result of lower transportation rates from improved truck availability. Our overall freight costs also vary between periods depending on the mix of products sold and the geographic distribution of our customers. The cost of natural gas used to operate kilns that dry our clay was approximately 32% lower per manufactured ton for the third quarter of fiscal year 2020 compared to the same period of fiscal year 2019. Non-fuel manufacturing costs per ton produced were slightly higher compared to the third quarter in the prior fiscal year. While we incurred additional employee compensation costs to meet increased customer demand as well as cleaning and sanitation costs in the third quarter of fiscal 2020 due to COVID-19, these costs did not have a significant impact on our consolidated gross profit. Further, our suppliers have either remained open or we have found new suppliers to meet our increased customer demand without any price increases. In addition, packaging costs per manufactured ton were lower compared to the third quarter of the prior fiscal year, driven primarily by the mix of products produced. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices.

Total SG&A expenses were $15,685,000 for the third quarter of fiscal year 2020, an 8% increase compared to $14,507,000 for the third quarter of fiscal year 2019. The discussion below describes the SG&A expenses allocated to the operating segments. The remaining unallocated corporate expenses included a higher estimated annual incentive bonus accrual and other compensation and benefit costs. The increased bonus expense was partially offset by lower SG&A expenses for legal proceedings resolved in the third quarter of the prior fiscal year.

Other income of $4,377,000 for the third quarter of fiscal year 2019 included net proceeds upon resolution of legal proceedings. The amounts received under a confidential agreement resolving such legal proceedings was material to our financial results for the period.

Consolidated net income before taxes for the third quarter of fiscal year 2020 was $5,597,000, compared to net income before taxes of $6,704,000 for the third quarter of fiscal year 2019. Results for the third quarter of fiscal year 2020 were driven by the factors described above, including higher sales and lower freight and natural gas costs, which more than offset the increase in SG&A expenses.

Tax expense was $947,000 for the third quarter of fiscal year 2020, compared to $1,143,000 for the third quarter of fiscal year 2019, which resulted in an effective tax rate of 17% for the third quarters of both fiscal years. We used an estimated annual effective tax rate in determining our quarterly provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the third quarter of fiscal year 2020 were $26,683,000, an increase of $642,000, or 2%, from net sales of $26,041,000 for the third quarter of fiscal year 2019. Net sales of our agricultural and horticultural chemical carrier products increased 11%, due primarily to sales to an existing customer for our traditional granules. The increase in sales to this existing customer has been partially offset by lower demand from our customers in the agricultural, home and garden industries due to the impact of COVID-19 as well as the loss of one of our largest customers. Net sales of our animal health and nutrition products increased 25% in the third quarter of fiscal 2020. Sales increased in almost all of our markets for our animal feed additives, particularly in Latin America, Mexico, Africa, the Middle East and Asia, excluding China. See “Foreign Operations” below for a discussion of sales in China, which was impacted by the spread of the African swine fever in the prior year and the recent outbreak of COVID-19 at the end of 2019 and in 2020. Net sales of our co-packaged coarse cat litter for the third quarter were approximately 10% higher compared to the third quarter of the prior year as consumers purchased more cat litter and related products in anticipation of potential future shortages and store closures. Net sales of our fluids purification products decreased approximately 8% for the third quarter of fiscal year 2020. The lower sales are attributable to a variety of reasons, including a plant closure of a biodiesel processing customer and local pricing competition in foreign markets due to unfavorable exchange rates. The closures of restaurants and schools due to the outbreak of COVID-19 caused sales to edible oil producers to decrease. In addition, our inability due to COVID-19 to participate in our customer's plant tests of our products has also impeded our sales in the third quarter of fiscal 2020.

SG&A expenses for the Business to Business Products Group were approximately 17% higher compared to the third quarter of fiscal year 2019, but are relatively consistent as a percentage of sales. The increase in SG&A expenses relate to higher compensation-related expenses and costs to support the business.

The Business to Business Products Group’s operating income for the third quarter of fiscal year 2020 was $8,198,000, an increase of $744,000, or 10%, from operating income of $7,454,000 in the third quarter of fiscal year 2019. The improved operating income was driven by the lower freight and natural gas costs discussed in “Consolidated Results” above.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the third quarter of fiscal year 2020 were $49,573,000, an increase of $4,729,000, or 11%, from net sales of $44,844,000 for the third quarter of fiscal year 2019. Total cat litter net sales increased 20%, or $6,889,000, compared to the third quarter of fiscal year 2019, driven by increased sales of both private label and branded litters. Contributing to the increase in cat litter sales in the third quarter of fiscal year 2020 was higher consumer demand as customers purchased more cat litter and related products in anticipation of potential future shortages and store closures due to COVID-19. In addition, in the third quarter of fiscal year 2020 cat litter sales via e-commerce increased as more consumers purchased their goods on-line due to limitations on their activity as a result of the shelter-in-place orders during the COVID-19 outbreak. Sales of private label scoopable litter increased to existing customers, some of whom had expanded their selection of our products during the prior fiscal year. Similarly, higher sales of private label coarse litter included incremental sales to customers who added these products in the second half of the prior fiscal year. Branded scoopable litter, coarse litter and litter box liners sales were also higher compared to the third quarter of the prior year. Cat litter sales by our subsidiary in Canada also contributed to the sales increase, as discussed in “Foreign Operations” below. Also included in the Retail and Wholesale Products Group's results were lower sales of our industrial and sports products compared to the third quarter of fiscal year 2019. Sales of our industrial and sports products decreased 22%, or $2,186,000, compared to the third quarter of fiscal year 2019, primarily driven by the impact of businesses and sports fields shutting down due to COVID-19.

SG&A expenses for the Retail and Wholesale Products Group were higher in the third quarter of fiscal year 2020 by 41%, or $1,207,000, primarily due to employee compensation costs, advertising and other costs to support the increased sales compared to the third quarter of fiscal year 2019.

For the third quarter of fiscal year 2020, the Retail and Wholesale Products Group reported operating income of $6,412,000, an increase of $2,251,000, compared to operating income of $4,161,000 for the third quarter of fiscal year 2019. The improved operating income was driven by the higher sales described above, and by lower freight and natural gas costs discussed above in “Consolidated Results”.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China, Mexico and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the third quarter of fiscal year 2020 were $3,832,000, a 9% increase compared to net sales of $3,526,000 in the third quarter of fiscal year 2019. Cat litter sales for our Canada subsidiary increased in the third quarter of fiscal year 2020. A driver of this increase was higher consumer demand as customers purchased more cat litter and related products in anticipation of potential future shortages and store closures due to the coronavirus. Sales of our animal health products by our foreign operations grew to a lesser extent, as higher sales for our Mexico and Indonesia subsidiaries were mostly offset by lower sales for our subsidiary in China. Sales of these products to pork producers in China have not fully recovered since the spread of African swine fever in fiscal year 2019. In addition, business operations of our Chinese subsidiary have been impacted in the third quarter of fiscal year 2020 by the recent outbreak of COVID-19. Chinese government restrictions to control the spread of COVID-19 disrupted our sales office, limited travel by our salesforce and delayed product shipments. Our foreign subsidiaries' net sales represented approximately 5% of consolidated net sales during the third quarters of both fiscal years 2020 and 2019.

Our foreign subsidiaries reported a net loss of $31,000 for the third quarter of fiscal year 2020 compared to net income of $28,000 for the third quarter of fiscal year 2019. While our subsidiaries in Canada and Mexico experienced an increase in sales and net income for the third quarter of fiscal year 2020, higher material costs for our subsidiary in the United Kingdom and Canada, unfavorable exchange rates and additional costs to establish operations in Indonesia drove the net loss.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; making pension contributions; and, from time to time, business acquisitions. During the first nine months of fiscal year 2020, we principally used cash generated from operations to fund these requirements.

At this time, COVID-19 has not had a significant impact on our operations, and we anticipate cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements. In addition, we are actively monitoring the timing and collection of our accounts receivable. Given the dynamic nature of COVID‐19, we will continue to assess our liquidity needs and to actively manage our spending.
The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended April 30,
	2020	2019
Net cash provided by operating activities	$22,269	$15,364
Net cash used in investing activities	(10,758)	(3,758)
Net cash used in financing activities	(12,852)	(8,191)
Effect of exchange rate changes on cash and cash equivalents	27	52
Net (decrease) increase in cash and cash equivalents	$(1,314)	$3,467

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first nine months of fiscal years 2020 and 2019 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $6,592,000 in the first nine months of fiscal year 2020 compared to an increase of $2,336,000 in the first nine months of fiscal year 2019. Higher sales in the third quarter of fiscal year 2020 compared to the third quarter of 2019 drove the increase in accounts receivable as of April 30, 2020. The variation in accounts receivable balances also reflects differences in the level and timing of collections as well as the payment terms provided to various customers.

Inventory increased $72,000 in the first nine months of fiscal year 2020 compared to an increase of $4,248,000 in the first nine months of fiscal year 2019. Packaging and finished goods were relatively flat as of April 30, 2020 as compared to fiscal year end 2019. Other inventory, consisting of supplies and raw clay increased during the first nine months of fiscal year 2020. This increase was offset by the increase in our inventory obsolescence reserve which is attributable to our focus on inventory management and enhanced data available from our new ERP system. Previously, inventory had increased significantly during the first nine months of fiscal year 2019 due to production interruptions and increased safety stock for anticipated disruptions during the new ERP system implementation.

Other assets decreased $816,000 in the first nine months of fiscal year 2020 compared to an increase of $564,000 in the first nine months of fiscal year 2019. The decrease in fiscal year 2020 related to amortization of our operating lease right-of-use lease assets while the increase in fiscal year 2019 related to additional costs to establish operations in Indonesia.

Accounts payable, including income taxes payable, increased $3,859,000 in the first nine months of fiscal year 2020 compared to an increase of $2,873,000 in the first nine months of fiscal year 2019. Higher accrued income taxes due to higher net income drove the increase in the first nine months of fiscal year 2020 as well as higher freight payables due to the increase in sales. Higher costs for freight, packaging and other operating expenses contributed to the increase in accounts payable at the end of the third quarter of fiscal year 2019. Trade and freight payables vary in both periods due to the timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses increased $4,612,000 in the first nine months of fiscal year 2020 compared to a decrease of $1,762,000 in the first nine months of fiscal year 2019. Accrued expenses increased in the first nine months of fiscal year 2020 primarily due to the accrual of our discretionary incentive bonus. Accrued expenses decreased in the first nine months of fiscal year 2019 due to the payout of the prior fiscal year's discretionary incentive bonus offset by an increase in accrued freight. Accrued plant expenses also fluctuated due to timing of payments, changes in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Pension and postretirement benefits decreased $5,482,000 in the first nine months of fiscal year 2020 compared to an increase in the first nine months of fiscal year 2019 of $1,287,000. See Note 7 of the Notes to the unaudited Condensed Consolidated Financial Statements for explanation of the decrease in fiscal year 2020 upon curtailment of our Pension Plan. The increase in fiscal year 2019 is due to normal increases in benefit obligation due to additional service.

Other liabilities decreased $1,101,000 in the first nine months of fiscal year 2020 compared to an increase of $249,000 in the first nine months of fiscal year 2019. The decrease in fiscal year 2020 is due to a reclassification of the deferred lease liability to operating lease liabilities. The increase in fiscal year 2019 was due to a new deferred lease liability.

Net cash used in investing activities

Cash used in investing activities was $10,758,000 in the first nine months of fiscal year 2020 compared to cash used in investing activities of $3,758,000 in the first nine months of fiscal year 2019. Cash used for capital expenditures was slightly higher for the first nine months of fiscal year 2020 than fiscal year 2019. Net dispositions of investment securities provided cash in the first nine months of fiscal year 2019; however, no short-term investments were held in fiscal year 2020 due to the low returns available on these investments.

Net cash used in financing activities

Cash used in financing activities of $12,852,000 in the first nine months of fiscal year 2020 was higher than cash used in financing activities of $8,191,000 in the first nine months of fiscal year 2019, primarily due to increased purchases of treasury stock and a higher dividend payout.

Other

Total cash and investment balances held by our foreign subsidiaries of $3,334,000 as of April 30, 2020 were slightly higher than the April 30, 2019 balances of $1,972,000. See further discussion in “Foreign Operations” above.

On January 31, 2019, we signed a fifth amendment to our credit agreement with BMO Harris Bank N.A. (“BMO Harris”), which expires on January 31, 2024. The agreement provides for a $45,000,000 unsecured revolving credit agreement and a maximum of $10,000,000 for letters of credit. The agreement terms also state that we may select a variable interest rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of April 30, 2020, the variable rates would have been 3.50% for the BMO Harris prime-based rate or 1.81% for the three-month LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of April 30, 2020 and 2019, we were in compliance with the covenants. There were no borrowings during the first nine months of either fiscal year 2019 or 2020.

As of April 30, 2020, we had remaining authority to repurchase 913,601 shares of Common Stock and 288,925 shares of Class B Stock under a repurchase plan approved by our Board of Directors (the “Board”). Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management pursuant to the repurchase plan approved by our Board.

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

We continually evaluate our liquidity position and anticipated cash needs, as well as the financing options available to obtain additional cash reserves. See Note 12 of the Notes to the unaudited Condensed Consolidated Financial Statements for discussion of the debt instrument that we entered into on May 15, 2020 pursuant to which, among other things, the Company issued $10,000,000 in aggregate principal amount of its 3.95% Series B Senior Notes due May 15, 2030 and entered into an amended note agreement that provides the Company with the ability to request, from time to time until May 15, 2023 (or such earlier date as provided for in the agreement), additional senior unsecured notes of the Company in an aggregate principal amount of up to $75,000,000 minus the aggregate principal amount of the notes then outstanding and the additional notes that have been accepted for purchase. The issuance of such additional notes is at the discretion of the noteholders and purchasers and on an uncommitted basis. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments, to contribute to our pension plan and to remain in compliance with all financial covenants under debt agreements, including, but not limited to, the current credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

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

Changes in Internal Control over Financial Reporting

The Company has made enhancements to the functionality of our existing ERP system so as to upgrade our technology and improve our financial and operational information. The Company has appropriately considered these functionality enhancements in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, that the ongoing enhancement of the ERP system has not materially changed the effectiveness of its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to COVID-19. We are continually monitoring and assessing the effects of COVID-19 on our internal controls to minimize the impact to their design and operating effectiveness.

There were no changes, other than those described herein, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In December 2019, COVID-19 was reported in China and has subsequently spread worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In response to the COVID-19 outbreak, countries and local governments across the world implemented “Shelter in Place,” “Safe at Home,” quarantine or similar orders that restricted workforce and/or required closures of “non-essential” businesses along with restrictions on travel. Such restrictions and closures initially disrupted our sales office in China, limited travel by our salesforce and delayed product shipments. While our facilities otherwise have remained operational as essential businesses, there can be no assurances that we will not have to close facilities due to concerns over the health and well-being of our employees, or as a result of government directives. Further, while we have implemented policies and practices to protect our employees at each of our locations, including sanitizing and cleaning protocols, social distancing, remote work, and suspending non-essential employee travel, there can be no assurances that these efforts will be successful in preventing health concerns from impacting our operations. The spread of a widespread threat to public health such as COVID-19 has currently had limited disruption and impact our third party business partners, suppliers, service providers, and customers.
Although the disruptions, delays and modifications to our operations caused by COVID-19 have not had a material impact on our results of operations, there continues to be significant uncertainty relating to the COVID-19 outbreak as well as the potential effects of such outbreak on our business which could negatively affect our costs, customer orders, and collection of accounts receivable, which may be material. In addition, the deterioration of worldwide economic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, and commodity and energy prices, as well as demand for our products. Even after the COVID-19 pandemic subsides, we may experience adverse impacts to our business and financial results due to any economic recession or depression that has occurred, and due to any major public health crises that may occur in the future. Given the uncertainties related to the outbreak, including its duration and severity, we cannot reasonably estimate the scope of its impact on our employees, operations, suppliers, or customers, or the full extent to which COVID-19 could continue to affect the global economy and our results. The potential effects of COVID-19 also could impact many of our risk factors included in Item 1.A. in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. However, as the COVID-19 situation is unprecedented and continuously evolving, the potential impacts to such risk factors remain uncertain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2020, we did not sell any securities which were not registered under the Securities Act of 1933. The following charts summarize our repurchases (and remaining authority to repurchase) shares of our Common Stock during this period. There were no repurchases of Class B Stock during this period and no shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 filed with the SEC.

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
For the Three Months Ended April 30, 2020	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[1]
Common Stock
February 1, 2020 to February 29, 2020	—	$—	—	1,041,371
March 1, 2020 to March 31, 2020	74,393	$31.49	74,393	966,978
April 1, 2020 to April 30, 2020	53,377	$32.86	53,377	913,601

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

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference
10.1	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of May 15, 2020, among Oil-Dri Corportion of America, PGIM, Inc. and existing noteholders and purchasers named therein.	Incorporated by reference to Exhibit 10.1 to Oil Dri's (file No. 001-12622) Current Report on Form 8-K filed on May 21, 2020.

11	Statement re: Computation of Earnings per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a–14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosures	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101	File herewith.

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

Dated:  June 8, 2020