Form 10-K
period 2020-07-31
Oil-Dri Corp of America
filed 2020-10-13
CIK 74046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended July 31, 2020
OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Transition Period from _____ to _____

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA

(Exact name of the registrant as specified in its charter)

Delaware36-2048898
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

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 31, 2020 was $193,493,002.

Number of shares of each class of Oil-Dri’s capital stock outstanding as of September 30, 2020:
Common Stock – 5,383,876 shares        Class B Stock – 2,078,283 shares        Class A Common Stock – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Oil-Dri’s Proxy Statement for its 2020 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) not later than November 28, 2020 (120 days after the end of Oil-Dri’s fiscal year ended July 31, 2020), are incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

CONTENTS (CONTINUED)

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those statements elsewhere in this report and other documents we file with the SEC, contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” “foresee,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

TRADEMARK NOTICE

Agsorb, Amlan, Calibrin, Cat’s Pride, ConditionAde, Flo-Fre, Fresh & Light, Jonny Cat, KatKit, MD-09, NeoPrime, Oil-Dri, Pel-Unite, Perform, Pro Mound, Pro's Choice Sports Field Products, Pure-Flo, Rapid Dry, Select, Terra-Green, Ultra-Clear, Varium and Verge are all U.S. registered trademarks of Oil-Dri Corporation of America or of its subsidiaries. Saular is a Canadian registered trademark of Oil-Dri Corporation of America. Fresh Step is a registered trademark of The Clorox Company (“Clorox”).

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

PRINCIPAL PRODUCTS

Agricultural and Horticultural Products

We produce a wide range of granules and powders used to enhance agricultural and horticultural products. Our mineral-based absorbent products serve as carriers for biological and chemical active ingredients, drying agents, and growing media. Our brands include: Agsorb, an agricultural and horticultural carrier and drying agent; Verge, an engineered granule used as a carrier and drying agent; and Flo-Fre, a highly absorbent microgranule used as a flowability aid.

Agsorb and Verge carriers are used in products that are alternatives to liquid sprays. These products are sold for lawn and garden and row crop applications. The clay granules absorb active ingredients and are then delivered directly into, or on top of, the ground providing a more precise application than liquid sprays. Verge carriers are spherical, uniform-sized granules with very low dust. Agsorb drying agent is blended into fertilizer-pesticide blends applied to absorb moisture and improve flowability. Flo-Fre microgranules are used by grain processors and other large handlers of bulk products to soak up excess moisture, which prevents caking. These products are sold primarily in the United States by our technical sales force.

Animal Health and Nutrition Products

We produce, or use contract processors to produce, Amlan brand name and private label products that manage the health and improve productivity of species in livestock industries. For example, our products provide a number of solutions to health challenges of swine, poultry and dairy cattle. Our Calibrin products are used in animal feed to help animals defend against a broad spectrum of biotoxins. Our Varium and Neoprime products promote intestinal health in poultry and swine, respectively. Our MD-09 moisture manager product is another feed additive for the reduction of wet droppings in poultry. In addition, our Pel-Unite and Pel-Unite Plus products are specialized animal feed pellet binders.

Our animal health and nutrition products are sold both directly and through a network of distributors to livestock producers, feed mill operators, nutritionists and veterinarians in the United States, Latin America, Africa, Mexico, the Middle East and Asia. The sales force for our subsidiary located in Shenzhen, China also sells these products, as further described in Foreign Operations below.

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

Cat Litter Products

We produce two types of mineral-based cat litter products, scoopable and coarse non-clumping litters, both of which have absorbent and odor controlling characteristics. Scoopable litters have the additional characteristic of clumping when exposed to moisture, allowing the consumer to selectively dispose of the used portion of the litter. Scoopable litter products are further differentiated between lightweight and heavyweight. Lightweight scoopable litters offer superior performance with the added convenience of being lighter to carry and pour.

Branded products. Our scoopable and non-clumping litters are sold under our Cat’s Pride and Jonny Cat brand names. Our Cat's Pride litters created the lightweight segment of the scoopable litter market. In addition, we offer our non-clumping litter in a pre-packaged, disposable tray under the Cat’s Pride KatKit and Jonny Cat brands. Moreover, we offer litter box liners under the Cat's Pride and Jonny Cat product lines. These products are sold through independent food brokers and by our sales force to major grocery, drug, dollar store, mass-merchandiser and pet outlets, as well as through e-commerce.

Private label products. We produce private label scoopable and non-clumping cat litters. Our lightweight scoopable litters lead our private label cat litter offerings.

Co-packaged products. We have a long-term supply arrangement with Clorox (which is material to our business) under which we manufacture branded non-clumping litters. Under this co-manufacturing relationship, the marketer controls all aspects of sales, marketing, and distribution, as well as the odor control formula, and we are responsible for manufacturing. Under the long-term supply agreement with Clorox we have the exclusive right to supply Clorox’s requirements for Fresh Step coarse cat litter up to certain levels.

Industrial and Automotive Products

We manufacture and/or sell products made from clay, polypropylene and recycled materials that absorb oil, acid, paint, ink, water and other liquids. These products have industrial, automotive and home applications. Our clay-based sorbent products, such as Oil-Dri branded and private label floor absorbents, are used for floor maintenance in industrial applications to provide a non-slip and non-flammable surface for workers. These floor absorbents are also used in automotive repair facilities, car dealerships and other industrial applications, as well as for home use in garages and driveways. Our Oil-Dri branded polypropylene-based and recycled products are sold in various forms, such as pads, rolls, socks, booms and spill kits.

Industrial and automotive sorbent products are sold through distribution networks that includes industrial, auto parts, safety, sanitary supply, chemical and paper distributors. These products are also sold through environmental service companies, mass-merchandisers, catalogs and through e-commerce.

Sports Products

We manufacture and sell both branded and private label sports products. Pro’s Choice Sports Field Products are used on baseball, softball, football and soccer fields. Pro’s Choice soil conditioners are used in field construction or as top dressing to improve drainage, suppress dust and improve field performance. Pro Mound packing clay is used to construct pitcher’s mounds, catcher's stations and batter’s boxes. Rapid Dry drying agent is used to wick away excess water from the infield. Sports products are used at all levels of play, including professional, college and high school and on municipal fields. These products are sold through distributors of sport turf materials as well as to sports field product users.

BUSINESS SEGMENTS

We have two reportable operating segments for financial reporting derived from the different characteristics of our two major customer groups: Retail and Wholesale Products Group and Business to Business Products Group. The Retail and Wholesale Products Group customers include mass merchandisers, wholesale clubs, drugstore chains, pet specialty retail outlets, dollar stores, retail grocery stores, direct customers through e-commerce, distributors of industrial cleanup and automotive products, environmental service companies and users of sports field products and sports turf materials. The Business to Business Products Group customers include processors and refiners of edible oils, petroleum-based oils and biodiesel fuel; manufacturers of animal feed and agricultural chemicals; distributors of animal health and nutrition products; and marketers of consumer products. Certain financial information on both segments is contained in Note 2 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

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

We own a 78.4% interest in a distributor in Mexico, Agromex Importaciones, S.A de C.V. This distributor sells, among other products, our animal health and nutrition products and swine feeding equipment and swine fertilization supplies.

In December 2018, a new wholly-owned subsidiary in Indonesia, PT Amlan Perdagangan Internasional, started operations to distribute our animal health and nutrition products.

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

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (“Walmart”) and its affiliates accounted for approximately 19% and 20% of our total net sales for fiscal years 2020 and 2019, respectively. Walmart is a customer in our Retail and Wholesale Products Group. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales; however, sales to Clorox (a customer in our Business to Business Products Group) and its affiliates accounted for approximately 5% of total net sales for both fiscal years 2020 and 2019. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customer other than those described in this paragraph would not be expected to have a material adverse effect on our business.

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

We have six principal competitors in our Retail and Wholesale Products Group, including one which is also our customer. The overall cat litter market has grown in recent years. The overwhelming majority of all cat litter is mineral based, including both scoopable and coarse non-clumping litters. Cat litters based on alternative strata such as paper, various agricultural waste products and silica gels have niche positions. Scoopable products have a majority of the cat litter market share followed by coarse non-clumping litters. The market share for scoopable cat litter has been growing, while the coarse non-clumping litter share has remained stable.

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

PATENTS

U.S. patents are currently granted for a term of 20 years from the date the patent application is filed. We have obtained or applied for patents for certain of our processes and products sold to customers in both the Retail and Wholesale Products Group and the Business to Business Products Group. Our patents are highly important to our business and we vigorously protect them from apparent infringement, although no single patent is considered material to the business as a whole. The risks associated with our patents (and intellectual property, generally), are discussed in Item 1A, Risk Factors.

BACKLOG; SEASONALITY

As of July 31, 2020 and 2019, the value of our backlog of orders were approximately $15,692,000 and $11,680,000, respectively. This value was determined by the number of tons on backlog order and the net selling prices. All backlog orders are expected to be filled within the next 12 months. We consider our business, taken as a whole, to be moderately seasonal; however, business activities of certain customers (such as agricultural chemical manufacturers) are subject to such seasonal factors as crop acreage planted, product formulation cycles and weather conditions.

EFFECTS OF INFLATION

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation, processing equipment, purchased raw materials and packaging, energy and borrowings under our credit facility. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these costs.

RESERVES

We mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California; we also have reserves in Nevada, Oregon and Tennessee. We estimate that our proven mineral reserves as of July 31, 2020 were approximately 103,627,000 tons in aggregate and our probable reserves were approximately 177,074,000 tons in aggregate, for a total of 280,701,000 tons of mineral reserves. Based on our rate of consumption during fiscal year 2020, and without regard to any of our reserves in Nevada, Oregon and Tennessee, we consider our proven reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, are reflected at cost on our balance sheet.

It is our policy to attempt to add to reserves in most years, but not necessarily in every year, an amount at least equal to the amount of reserves consumed in that year. We have a program of exploration for additional reserves and, although reserves have been acquired, we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During fiscal year 2020, we utilized these reserves to produce substantially all of the sorbent products that we sold.

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

The following schedule summarizes the net book value of land and other plant and equipment for each of our manufacturing facilities as of July 31, 2020 (in thousands):

	Land & Mineral Rights	Plant and Equipment
Ochlocknee, Georgia	$8,873	$32,924
Ripley, Mississippi	$1,943	$13,295
Mounds, Illinois	$1,637	$3,213
Blue Mountain, Mississippi	$908	$9,089
Taft, California	$1,747	$7,178

EMPLOYEES

During fiscal year 2020, we had approximately 803 employees, who we refer to as our teammates, 42 of whom were employed by our foreign subsidiaries. We believe our corporate offices, research and development center and manufacturing facilities are adequately staffed and no material labor shortages are anticipated. Approximately 45 of our teammates in the U.S. and approximately 14 of our teammates in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations to be satisfactory.

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

ENERGY

We primarily used natural gas in the processing kilns to dry our clay products during fiscal year 2020. We monitor gas market trends and we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. We do not have any forward purchase contracts as of the fiscal year ended July 31, 2020.

RESEARCH AND DEVELOPMENT

We develop new products and applications and improve existing products at our research and development center in Vernon Hills, Illinois. The facility includes a pilot plant that simulates the production processes of our customers and our manufacturing plants. In fiscal year 2019 we opened a new microbiology lab within walking distance of our existing research and development center that is dedicated to the development of our animal health products. Our staff (and various consultants they engage from time to time) have experience in disciplines such as biology, microbiology, chemistry, physics, mathematics, geological and earth science, material science, geochemistry, physical catalysis, animal nutrition, animal science, oncological nutrition and transitional medicine. In the past several years, our research efforts have resulted in a number of new sorbent products and processes. The facility produces prototype samples and tests new products for customer trial and evaluation. No significant research and development was customer sponsored, and all research and development costs are expensed in the period in which incurred. See Note 1 of the Notes to the Consolidated Financial Statements for further information about research and development expenses.

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

ITEM 1A – RISK FACTORS

We seek to identify, manage and mitigate risks to our business, but risk and uncertainty cannot be eliminated or necessarily predicted. You should consider the following factors carefully, in addition to other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to our securities. We face risks related to the recent novel coronavirus outbreak (“the coronavirus” or “COVID-19”) and actions in response thereto, which have exacerbated or could further exacerbate conditions in our other risk factors noted below. The risks described below are not the only risks we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial in our operations.

Risks Related to our Business

Our future growth and financial performance depend in large part on successful new product introductions.

A significant portion of our net sales comes from the sale of products in mature categories, some of which have had little or no volume growth or have had volume declines in recent fiscal years. A significant part of our future growth and financial performance will require that we successfully introduce new products or extend existing product offerings to meet emerging customer needs, technological trends and product market opportunities. We cannot be certain that we will achieve these goals. The development and introduction of new products generally require substantial and effective research, development and marketing expenditures, some or all of which may be unrecoverable if the new products do not gain market acceptance. New product development itself is inherently risky, as research failures, competitive barriers arising out of the intellectual property rights of others, launch and production difficulties, customer rejection and unexpectedly short product life cycles as well as other factors and events beyond our control, such as the COVID-19 pandemic and its impact, may occur even after substantial effort and expense on our part. Even in the case of a successful launch of a new product, the ultimate benefit we realize may be uncertain if the new product “cannibalizes” sales of our existing products beyond expected levels. See “Government regulation imposes significant costs on us, and future regulatory changes (or related customer responses to regulatory changes) could increase those costs or limit our ability to produce and sell our products” for a discussion of additional risks associated with new product development and launches.

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

•	the occurrence of a widespread outbreak of an illness or any other communicable disease, any other public health crisis, natural disaster or other force majeure event;

•	the incurrence of restructuring, impairment or other charges; and

•	general economic conditions and specific economic conditions in our industry and the industries of our customers.

Additionally, the COVID-19 pandemic and its impact may exacerbate these factors and has caused greater fluctuations in our operating results from quarter-to-quarter. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of our future performance.

Our business could be adversely affected by a widespread threat to public health.

In December 2019, COVID-19 was reported in China and has subsequently spread worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In response to the COVID-19 outbreak, countries and local governments across the world implemented “Shelter in Place,” “Safe at Home,” quarantine or similar orders that restricted workforce and/or required closures of “non-essential” businesses along with restrictions on travel. Such restrictions and closures initially disrupted our sales office in China, limited travel by our salesforce and delayed product shipments. While our facilities otherwise have remained operational as essential businesses, there can be no assurances that we will not have to close facilities due to concerns over the health and well-being of our employees, or as a result of government directives. Further, while we have implemented policies and practices to protect our employees at each of our locations, including sanitizing and cleaning protocols, social distancing, remote work, and suspending non-essential employee travel, there can be no assurances that these efforts will be successful in preventing health concerns from impacting our operations. The spread of a widespread threat to public health such as COVID-19 has currently had limited disruption and impact to our third party business partners, suppliers, service providers, and customers.

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

Any one or more of these factors could cause us not to realize the benefits we anticipate to result from an acquisition. Moreover, acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both and there can be no assurances that we can obtain indebtedness or equity capital on terms acceptable to the Company. Increased borrowings would correspondingly increase the Company's financial leverage, and could result in lower credit ratings and increased future borrowing costs. These risks could also reduce the Company's flexibility to respond to changes in its industry or in general economic conditions. In addition, future acquisitions could result in our assuming more long-term liabilities relative to the value of the acquired assets than we have assumed in our previous acquisitions.

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

We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that the percentage of net sales represented by these customers may increase. As a result, changes in the strategies of our largest customers may reduce our net sales. These strategic changes may include a reduction in the number of brands or variety of products they carry or a shift of shelf space to private label products or increased use of global or centralized procurement initiatives. Further, the impact of COVID-19 may result in a change in demand for or availability of our products as a result of customers modifying their restocking, fulfillment, or shipping practices in response to the global pandemic. In addition, our business is based primarily upon individual sales orders placed by customers rather than contracts with a fixed duration. Accordingly, most of our customers could reduce their purchasing levels or cease buying products from us on relatively short notice. While we do have long-term contracts with certain of our customers, including Clorox, even these agreements are subject to termination in certain circumstances. In addition, the degree of profit margin contribution of our significant customers varies. If a significant customer with a more favorable profit margin was to terminate its relationship with us or shift its mix of product purchases to lower-margin products, it would have a disproportionately adverse impact on our results of operations.

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

If our energy, commodity and transportation costs increase disproportionately to our net sales, our earnings could be significantly reduced. Increases in our operating costs may reduce our profitability if we are unable to pass all the increases on to our customers through price increases or surcharges. Sustained price increases or surcharges in turn may lead to declines in volume, and while we seek to project tradeoffs between price increases and surcharges, on the one hand, and volume, on the other, there can be no assurance that our projections will prove to be accurate. In particular, as a result of the COVID-19 pandemic and increased demand in trucking in certain areas of the United States following the reopening of state economies, we anticipate that the Company may experience increased transportation costs and delays in customer shipments. Given the varying level of state re-openings and the continued spread of the pandemic in the United States (and uncertainty regarding how states will respond to such continued spread), the duration and magnitude of the increased transportation costs cannot be predicted at this time and there can be no assurances that such costs and/or shipping disruptions will not continue to increase.

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

Supply, capacity, information technology and logistics disruptions (which may be caused by a variety of factors, including public health crises such as the COVID-19 outbreak, weather conditions, governmental controls, tariffs, national emergencies, natural disasters or other force majeure events) could adversely affect our ability to manufacture, package or transport our products. As a result of the COVID-19 pandemic, there could be further restrictions on our ability to travel or disruptions in our supply chain or ability to manufacture our products, as well as temporary closures of our facilities or those of our suppliers or customers, any of which could impact our sales and operating results. Some of our products require raw materials that are provided by a limited number of suppliers, or are demanded by other industries or are simply not available at times. Also, some of our products are manufactured on equipment at or near its capacity thus limiting our ability to sell additional volumes of such products until more capacity is obtained. In addition, an increase in truck or ocean freight costs may reduce our profitability, and a decrease in transportation availability may affect our ability to deliver our products to our customers and consequently decrease customer satisfaction and future orders. See “Increases in energy, commodity and transportation costs would increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices and surcharges” for additional risks related to increased transportation costs and logistics disruptions.

Technology failures or cyber security breaches could have an adverse effect on the Company's business and operations.

We rely on information technology systems to process, transmit, store, and protect electronic information. For example, a significant portion of the communications between the Company's personnel, customers, and suppliers depends on information technology and we rely on access to such information systems for our operations. We cannot guarantee that the security measures in place will prevent disruptions, failures, cyber-attacks or privacy breaches in the information technology or phone systems of the Company, our customers or third parties, which could adversely affect our communications and business operations. These risks may be increased as more employees work from home as part of our response to the COVID-19 pandemic. We may not have the resources or technical sophistication to anticipate, prevent or detect rapidly-evolving types of cyber-attacks. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. While the Company has policies and procedures in place, including system monitoring and data back-up processes to prevent or mitigate the effects of these potential disruptions or breaches, security breaches and other disruptions to information technology systems could interfere with our operations. Any failure to maintain, or disruption to, our information technology systems, whether as a result of cybersecurity attacks or otherwise, could damage our reputation, subject the Company to legal claims and proceedings, and cause us to incur substantial additional costs. There can be no assurance that existing or emerging threats will not have an adverse impact on our systems or communications networks and, further, technological enhancements to prevent business interruptions could require increased spending. Furthermore, security breaches pose a risk to confidential data and intellectual property, which could result in damage to our competitiveness and reputation.

Our enterprise resource planning system (“ERP”) is designed to accurately maintain our books and records and provide information important to the operation of our business. Any potential disruptions with the ERP system could affect our ability to process orders, ship product and send invoices. These difficulties could, in turn, negatively impact our financial results including sales, earnings and cash flow. Further development and maintenance of the ERP system will continue to require investment of human and financial resources, which may cause increased costs and other difficulties.

Changes in inventory strategy by our customers as well as other external factors could adversely affect our sales and increase our inventory risk.

From time to time, customers in both our Retail and Wholesale Products Group and our Business to Business Products Group have changed inventory levels as part of managing their working capital requirements. Any decrease in inventory levels by our customers would harm our operating results for the financial periods affected by the reductions. In particular, continued consolidation within the retail industry could potentially reduce inventory levels maintained by our retail customers, which could adversely affect our results of operations for the financial periods affected by the reductions.

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

In addition to the regulatory matters described above, our operations are subject to various federal, state, local and foreign laws and regulations relating to the mining, manufacture, packaging, labeling, content, storage, distribution and advertising of our products and the conduct of our business operations. For example, in the United States, some of our products, product claims, labeling and advertising are regulated by the Food and Drug Administration, the Consumer Product Safety Commission, the Occupational Health and Safety Administration, the Mine Safety and Health Administration, the Environmental Protection Agency and the Federal Trade Commission. Most states have agencies that regulate in parallel to these federal agencies. In addition, our international sales and operations are subject to regulation in each of the foreign jurisdictions in which we manufacture, distribute or sell our products. There is increasing federal and state regulation with respect to the content, labeling, use, and disposal after use of various products we sell. Throughout the world, but particularly in the United States and Europe, there is also increasing government scrutiny and regulation of the food chain and products entering or affecting the food chain.

If we are found to be out of compliance with applicable laws and regulations in these or other areas, we could be subject to loss of customers and to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. As a result of closures caused by government action taken in response to COVID-19, the Company has experienced some delays in obtaining such permits and registrations for its products. While the Company has taken steps to mitigate such delays, there can be no assurances that there will not be further delays as governments and agencies continue to respond to the COVID-19 outbreak. Further, if applicable laws or regulations are changed or interpreted differently in the future, it may become more difficult or expensive for us to comply. In addition, investigations or evaluations of our products by government agencies may require us to adopt additional labeling, safety measures or other precautions, or may effectively limit or eliminate our ability to market and sell these products. Accordingly, there can be no assurance that current or future governmental regulation will not have a material adverse effect on our business or that we will be able to obtain or renew required governmental permits and registrations in the future.

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

The execution of our business plans depends in part upon the continued service of our senior management team, who possess unique and extensive industry knowledge and experience. The loss or other unavailability of one or more of the key members of our senior management team could adversely impact our ability to manage our operations effectively and/or pursue our business strategy. No Company-owned life insurance coverage has been obtained on current team members. Further, in the event of a loss of a key member of our senior management team, it is uncertain whether COVID-19 and its impact may result in difficulties in recruiting and hiring for such positions.

We face risks to our domestic and international sales and business operations due to economic, political, regulatory and other conditions.

Unstable economic, political, regulatory and other conditions could adversely affect demand for our products or disrupt our operations in the United States and in international markets. International sales and operations are subject to currency exchange fluctuations, fund transfer and trade restrictions and import/export duties. In some cases, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country’s legal system. We derived approximately 22% of our consolidated net sales from sales outside of the United States in fiscal year 2020. Both international and domestic operations are also subject to regulatory requirements and issues, including with respect to environmental matters. Any of these matters could result in sudden, and potentially prolonged, changes in domestic and international demand for our products. Further, ongoing developments in the U.S. political climate have introduced greater uncertainty with respect to tax policies, trade relations, tariffs and government regulations affecting trade between the U.S. and other countries. In particular, it is uncertain what impact COVID-19 and the reactions of governmental authorities and others thereto will have on international trade and what impact any changes in international trade will have on the economy or on the businesses of the Company and those of its customers and its suppliers. These developments, as well as the risks outlined above, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting and obtain an opinion from our independent registered public accounting firm on our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2020 and we obtained from our independent registered public accounting firm an unqualified opinion on our internal control over financial reporting; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Further, as a result of COVID-19, a portion of our workforce has been and continues to work from home, so new processes, procedures, and controls could be required due to the changes in our business environment, which could negatively impact our internal control over financial reporting. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

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

Future dividends on our common stock may be restricted or eliminated.

Dividends are declared at the discretion of our Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors, including market and economic conditions. We are not obligated to continue a dividend for any fixed period, and the payment of dividends could be suspended or discontinued at any time at our discretion and without prior notice. Although we have maintained our dividend despite the impact of COVID-19, there can be no assurance that we will continue to do so, particularly if the situation deteriorates. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will pay dividends in the future.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Real Property Holdings and Mineral Reserves

	Land Owned	Land Leased	Land Unpatented Claims	Total	Estimated Proven Reserves	Estimated Probable Reserves	Total
	(acres)				(thousands of tons)
California	795	—	1,030	1,825	3,700	11,226	14,926
Georgia	3,851	1,593	—	5,444	33,874	23,123	56,997
Illinois	105	508	—	613	2,557	1,596	4,153
Mississippi	2,219	1,331	—	3,550	37,180	135,128	172,308
Nevada	535	—	—	535	23,316	2,976	26,292
Oregon	340	—	—	340	—	25	25
Tennessee	178	—	—	178	3,000	3,000	6,000
	8,023	3,432	1,030	12,485	103,627	177,074	280,701

The Mississippi, Georgia, Tennessee, Nevada, California and Illinois properties are primarily mineral in nature, except our research and development facility which is included in the Illinois owned land. We mine sorbent minerals primarily consisting of calcium bentonite, attapulgite and diatomaceous shale. We use geologists and mineral specialists who prepared the estimated reserves of these minerals in the table above. See also Item 1 “Business” above for further information about our reserves. The properties in Mississippi, Georgia, California and Illinois are currently in active production and collectively produced approximately 756,000 tons of finished product in both fiscal years 2020 and 2019. Parcels of such land are also sites of manufacturing facilities operated by us. We own approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing, packaging and distribution facility for our Canadian subsidiary.

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

FACILITIES

We operate clay manufacturing and non-clay production facilities on property owned or leased by us as shown on the map below:

Oil-Dri Plant Site Locations

Location	Owned/Leased	Function
Alpharetta, Georgia	Leased	Non-clay manufacturing and packaging, sales, customer service
Blue Mountain, Mississippi	Owned	Manufacturing and packaging
Chicago, Illinois	Leased	Principal executive office
Coppet, Switzerland	Leased	Customer service office
Jakarta, Indonesia	Leased	Office
Jalisco, Mexico	Leased	Warehouse and office
Laval, Quebec, Canada	Owned	Non-clay manufacturing and clay and non-clay packaging, sales
Mounds, Illinois	Owned	Manufacturing and packaging
Ochlocknee, Georgia	Owned	Manufacturing and packaging
Ripley, Mississippi	Owned	Manufacturing and packaging
Shenzhen, China	Leased	Sales office, customer service
Taft, California	Owned	Manufacturing and packaging
Vernon Hills, Illinois	Owned & Leased	Research and development
Wisbech, United Kingdom	Leased	Non-clay manufacturing and clay and non-clay packaging, sales, customer service

We have no mortgages on the real property we own. The leases for the locations listed above expire as follows: Jalisco, Mexico in 2020; Alpharetta, Georgia in 2021; Shenzhen, China in 2025; Vernon Hills, Illinois in 2026; Wisbech, United Kingdom

in 2032 and Chicago, Illinois in 2033. The leases for the Coppet, Switzerland and Jakarta, Indonesia offices are on a year-to-year basis. We consider that our properties are generally in good condition, well maintained and suitable and adequate to carry on our business.

ITEM 3 – LEGAL PROCEEDINGS

We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business, including ongoing litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol ODC. There is no established trading market for our Class B Stock. There are no shares of Class A Common Stock currently outstanding. See Exhibit 4.1 to this Annual Report on Form 10-K for a description of our Common Stock, Class B Stock and Class A Common Stock. The number of holders of record of Common Stock and Class B Stock on September 30, 2020 were 684 and 23, respectively, as reported by our transfer agent. In the last three years, we have not sold any securities which were not registered under the Securities Act of 1933.

Dividends

Our Board of Directors determines the timing and amount of any dividends. Our Board of Directors may change its dividend practice at any time. The declaration and payment of future dividends, if any, will depend upon, among other things, our future earnings, capital requirements, financial condition, legal requirements, contractual restrictions and other factors that our Board of Directors deems relevant. Our Credit Agreement with BMO Harris Bank N.A. (“BMO Harris”) and our Amended Note Agreement with Prudential requires that certain minimum net worth and tangible net worth levels are to be maintained. To the extent that these balances are not attained, our ability to pay dividends may be impaired. See Note 3 of the Notes to the Consolidated Financial Statements for further information about our note agreements.

Issuer Repurchase of Equity Securities

During the three months ended July 31, 2020, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarizes our Common Stock purchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES [1]
	(a)	(b)	(c)	(d)
For the Three Months Ended July 31, 2020	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[3]
May, 1 2020 to May 31, 2020	—	$—	—	913,601
June 1, 2020 to June 30, 2020	—	$—	—	913,601
July 1, 2020 to July 31, 2020	25,667	$35.92	24,688	887,934

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. Our Board of Directors authorized the repurchase of 300,000 shares of Class B Stock on March 21, 2018, however there have been no repurchases of Class B Stock for the three months ended July 31, 2020, and the authorized Class B Stock is not included in the table above. No shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 of this Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

2 Includes 979 shares surrendered by employees to pay taxes related to restricted stock awards.

3 Our Board of Directors authorized repurchase of 250,000 shares on June 14, 2012 and an additional 750,000 shares on March 11, 2019. These authorizations do not have a stated expiration date. The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under these authorizations. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management.

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

RESULTS OF OPERATIONS

OVERVIEW

Consolidated net sales increased approximately $6,202,000 or 2% in fiscal year 2020 compared to fiscal year 2019 along with an increase in income from operations of $14,415,000 or 138%. The increase in income from operations relates to a decrease in cost of sales and a one-time receipt of $13,000,000 relating to licensing of certain of our patents as further described in Note 1 of the Notes to the Consolidated Financial Statements partially offset by higher selling, general and administrative expenses.

Consolidated net income was $18,900,000, or $2.65 per diluted common share, for the fiscal year ended July 31, 2020, a 50% increase from net income of $12,611,000, or $1.80 per diluted common share, for the fiscal year ended July 31, 2019. Higher income from operations as noted above contributed to the increase in net income in fiscal year 2020 offset in part by pension settlement expense as further described in Note 9 of the Notes to the Consolidated Financial Statements as well as by higher income tax expense.

Our Consolidated Balance Sheets as of July 31, 2020 and our Consolidated Statements of Cash Flows for fiscal year 2020 show an increase in total cash and cash equivalents from fiscal year-end 2019, even while we continue to invest in our facilities, repay debt, pay dividends and make contributions to our pension plan. The increase in cash is further described in Liquidity and Capital Resources.

In December 2019, COVID-19 was reported in China and has subsequently spread worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. While we saw changes to consumer purchasing patterns for certain products in response to the pandemic and certain increases in our costs arising out of the pandemic, COVID-19 has not, to date, had a significant impact on our business as a whole. All of our facilities, with the exception of our subsidiary in China, (which as noted below, has resumed operations), have continued to operate as essential businesses as permitted under exceptions in the applicable shelter-in-place mandates due to our inclusion in the Critical Manufacturing Sector as defined by the U.S. Department of Homeland Security and other functions defined as essential by government authorities. Our subsidiary in China returned to operations in the third quarter of fiscal year 2020. Our top priority has been, and continues to be, the safety and health of our employees, contractors, and customers. We have adhered to and continue to adhere to guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities with respect to social distancing and physical separation. Additionally, we have increased cleaning and sanitation programs at each of our facilities. As a result, we have not experienced any shutdowns due to workforce absences or illnesses.

As further discussed below, our sales increased in fiscal year 2020 primarily due to volume. One of the primary drivers of the increase is that in the third quarter of fiscal year 2020 consumers purchased more cat litter and related products in anticipation of potential future shortages and store closures due to COVID-19. We experienced increases in cat litter sales for both our U.S. business and our subsidiary in Canada as consumers bought more cat litter and related products in response to the shelter-in-place orders instituted by many states and localities in response to the COVID-19 outbreak. Sales normalized by fiscal year-end 2020. Despite the increase in sales, we have not experienced any increased issues collecting amounts due from customers to date. However, other areas of our business have been negatively impacted. Sales from our industrial and sports products declined in fiscal year 2020 as businesses and sports fields shut down. In the long-term, we foresee that our sports product sales will improve back to pre-pandemic volumes with the re-opening of baseball and softball at all levels. There has been some lower demand from customers in our agricultural business as well a shift in demand from fiscal year 2020 into fiscal year 2021 for one of our customers. In addition, our fluids purification sales decreased in part due to the closures of restaurants and schools, which have not fully re-opened. To a lesser extent, our inability due to COVID-19 to participate in our customers' plant tests of our fluids purification products has also impeded our sales in recent months. Further, during the second quarter of fiscal year 2020 our operations in China temporarily closed, which disrupted our business in China. Our operations in China subsequently re-opened in the third quarter of fiscal year 2020.

Consolidated gross profit has not been significantly impacted by COVID-19. Our suppliers have either remained open or we have found new suppliers to meet the increase in consumer demand without an impact to pricing. While we have incurred some additional costs from truck loading delays due to the large volume of sales, these costs have not been significant. Further, we have been able to successfully navigate delays in overseas vessel deliveries of our products by increasing our safety stock early in the COVID-19 outbreak as well as finding other providers. We have incurred additional employee compensation costs as a result of increased production to meet increased customer demand as well as additional cleaning and sanitation costs in recent months, but these costs did not have a significant impact on our consolidated gross profit. In addition, we have experienced a decrease in travel costs as our employees have not been traveling during the outbreak.

We are closely monitoring the continued spread and effects of the outbreak of COVID-19 on all aspects of our business, including how it has and may impact our suppliers and customers. We have not experienced any significant negative impacts or interruptions and we will continue to closely monitor our inventory levels to mitigate the risk of any potential supply interruptions or changes in customer demands. The impacts of COVID-19 and related economic conditions on our future results are uncertain at this time. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve (and in many cases, rapidly) and in ways that are difficult or impossible to anticipate. In addition, because COVID-19 did not materially impact our financial results to date and it remains uncertain whether and how consumers will modify their purchasing habits in response to COVID-19 and continued or reduced government restrictions, these results may not be indicative of the impact that COVID-19 may have on our future results. See “Part I - Item 1A - Risk Factors” for additional discussion regarding the risks COVID-19 presents our business.

The impacts of COVID-19 to our specific operating segments are discussed below.

RESULTS OF OPERATIONS
FISCAL YEAR 2020 COMPARED TO FISCAL YEAR 2019

CONSOLIDATED RESULTS

Consolidated net sales in fiscal year 2020 reached an all-time high of $283,227,000, an increase of $6,202,000 from net sales of $277,025,000 in fiscal year 2019. Net sales in our Retail and Wholesale Products Group increased for our cat litter products, as well as for our subsidiaries in Canada and the United Kingdom. Net sales in our Business to Business Products Group decreased slightly. Sales fluctuations by operating segment are further discussed below.

Consolidated gross profit in fiscal year 2020 was $75,823,000, an increase of $10,163,000 from gross profit of $65,660,000 in the prior fiscal year. Our gross margin (defined as gross profit as a percentage of net sales) in fiscal year 2020 increased to 27% from 24% in fiscal year 2019. Gross profit increased primarily due to lower freight, natural gas and warehouse costs. Freight costs per manufactured ton decreased approximately 18% compared to the prior fiscal year due in part to lower transportation rates from improved truck availability. Costs were higher in the first half of the prior fiscal year due to one-time events, including a greater number of product transfers between our plants and warehouses to support customer service during the implementation of our new ERP system on August 1, 2018 and disruptions due to Hurricane Michael. Our overall freight costs also vary between periods depending on the mix of products sold and the geographic distribution of our customers. We do expect that freight costs will increase in fiscal 2021 as there is an anticipated industry freight need as imports are surging back to pre-COVID-19 levels. The cost per manufactured ton of natural gas used to operate kilns that dry our clay was approximately 29% lower in fiscal year 2020 compared to fiscal year 2019. Warehouse costs were lower in fiscal year 2020 compared to fiscal year 2019 due to better management of inventory. Our suppliers have remained open during COVID-19 and have been able to meet our increased demand. In contrast, non-fuel manufacturing costs per ton were up approximately 3% and purchased material per ton also increased 3%. In addition, we incurred additional employee compensation costs as a result of increased production to meet increased customer demand as well as cleaning and sanitation costs in recent months due to COVID-19. These costs related to COVID-19 did not have a significant impact on our consolidated gross profit. In addition, an increase in the number of tons produced contributed to higher costs for labor and mining-related costs. Our repairs expense also increased for routine and preventative equipment maintenance. Packaging costs per ton were approximately 1.3% higher compared to the prior fiscal year due in part to the mix of products produced. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices.

Total selling, general and administrative expenses were 16% higher in fiscal year 2020 compared to fiscal year 2019. The discussions of each segment's operating income below describe the changes in selling, general and administrative expenses that were allocated to that segment, particularly the higher advertising costs in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in fiscal year 2020 included a higher estimated annual incentive bonus accrual for fiscal year 2020 compared to fiscal year 2019. The incentive bonus accrual was based on actual financial results achieved for the fiscal year and discretion by our Chief Executive Officer, in accordance with the incentive plan's provisions. Also included in unallocated corporate expenses was additional expense related to the increase in employer match for our 401(k) plan. A legal contingency is also included in unallocated corporate expenses in fiscal 2020 as further discussed in Note 10 of the Notes to the Consolidated Financial Statements. These higher expenses were partially offset by lower legal and deferred compensation costs and the curtailment gain related to our Supplemental Executive Retirement Plan as further described in Note 9 of the Notes to the Consolidated Financial Statements.

Other expense of $1,387,000 in fiscal year 2020 included expense of approximately $2,000,000 of settlement expense under our pension plan as further described in Note 8 to the Notes to the Consolidated Financial Statements. In fiscal year 2019 Other income of $4,723,000 included net proceeds upon resolution of legal proceedings. The amount received under a confidential agreement resolving these legal proceedings was material to our financial results for the period. See Note 2 of the Notes to the Consolidated Financial Statements.

Tax expense for fiscal year 2020 was $4,280,000 compared to $1,933,000 in fiscal year 2019 driven by our increase in net income. See Note 5 of the Notes to the Consolidated Financial Statements for additional information about our income taxes.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for fiscal year 2020 were $104,260,000, a decrease of $1,617,000, or 2%, from net sales of $105,877,000 in fiscal year 2019. Net sales increased for our cat litter and animal health products; however, sales declined for our agricultural and horticultural products and fluids purification products.

Net sales of our agricultural and horticultural chemical carrier products decreased approximately 10% or $2,425,000 in fiscal year 2020 compared to fiscal year 2019. Sales of traditional granules declined primarily due to the previously reported loss of a large customer, which was partially offset by increased sales to an existing customer. Lower demand from our customers in the agricultural, home and garden industries due to the impact of COVID-19 have also contributed to the decrease in net sales. Net sales of our fluids purification products in fiscal year 2020 decreased approximately 3% or $1,788,000 compared to the prior fiscal year. The lower sales are attributable to a plant closing of a biodiesel processing customer and local pricing competition in foreign markets due to unfavorable exchange rates. More recently, the closures of restaurants and schools due to the outbreak of COVID-19 have caused sales to edible oil producers to decrease. There has also been a decrease in our fluids purification sales for jet fuel processing due to reductions in travel as a result of COVID-19. In addition, our inability to participate in our customers' plant tests of our products due to COVID-19 has also impeded our sales in recent months. However, sales from our UK subsidiary increased in fiscal year 2020 compared to fiscal year 2019 due to a new customer; this increase offset a portion of the decrease in sales from our overall fluids purification products. The lower sales for our agricultural and horticultural chemical carrier products and fluids purification products were partially offset by higher sales of other products in the Business to Business Group, including an increase of approximately 6% or $764,000 compared to the prior fiscal year for sales of our co-packaged coarse cat litter primarily due to volume. Net sales of our animal health and nutrition products also increased approximately 12% or $1,832,000 compared to the prior fiscal year. Sales growth occurred for our animal feed additives primarily in Latin America, Mexico, Africa, and Asia, excluding China. See “Foreign Operations” below for a discussion of sales in China, which were negatively impacted by the spread of the African swine fever in the prior year and COVID-19 in late 2019 and in 2020. The increase in sales growth in Latin America, Mexico, Africa and Asia (excluding China) was slightly offset by a decrease in sales in North America and a delay in the product registration of one of our products as well as a delay in testing and trials of our product at our customers due to COVID-19.

The Business to Business Products Group’s selling, general and administrative expenses in fiscal year 2020 were approximately 9% or $841,000 higher compared to fiscal year 2019, but remained relatively consistent as a percentage of sales. The increase in SG&A is attributable to higher costs for product development and support, increased compensation-related expenses, an increase in bad debt allowance for certain uninsured foreign receivables, and additional costs to establish our subsidiary in Indonesia.

The Business to Business Products Group’s operating income in fiscal year 2020 was flat compared to fiscal year 2019. While net sales decreased, this decrease was offset by lower freight, natural gas, and warehouse costs in fiscal year 2020 as discussed in Consolidated Results above.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for fiscal year 2020 were $178,967,000, an increase of $7,819,000, or 5%, from net sales of $171,148,000 in fiscal year 2019. Sales of cat litter drove the increase in sales. Total cat litter net sales were $12,014,000 or 9% higher compared to the prior fiscal year with increased sales of both private label and branded litters. Sales of private label scoopable litter increased to existing customers, some of whom had expanded their selection of our products during the prior fiscal year. Similarly, higher sales of private label coarse litter included incremental sales to customers who added these products in the prior fiscal year. Branded coarse litter and litter box liners sales were also higher in fiscal year 2020 compared to the prior fiscal year. Cat litter sales by our subsidiary in Canada further contributed to the sales increase, as discussed in “Foreign Operations” below. Contributing to higher cat litter sales in fiscal year 2020 was higher consumer demand as consumers purchased more cat litter and related products in anticipation of potential future shortages and store closures due to COVID-19. The increase in these sales due to COVID-19 leveled out to a more normalized volume towards the end of fiscal 2020. Also included in the Retail and Wholesale Products Group's results were lower sales of our industrial and sports products compared to fiscal year 2019. Sales of our industrial floor absorbents and sports products decreased 13% or $4,306,000 compared to fiscal year 2019, primarily driven by the impact of businesses and sports fields shutting down due to COVID-19.

Selling, general and administrative expenses for the Retail and Wholesale Products Group were approximately $2,535,000 or 15% higher compared to fiscal year 2019. The increase was driven by higher advertising expense due primarily to a focus on targeted programs and digital media.

The Retail and Wholesale Products Group’s segment operating income for fiscal year 2020 was $15,859,000, an increase of $7,176,000, from operating income of $8,683,000 in fiscal year 2019. The higher sales plus lower freight, fuel and warehouse costs, were partially offset by an increase in advertising expenses and to some extent higher packaging and non-fuel costs, as discussed in “Consolidated Results” above.

FOREIGN SUBSIDIARIES
Foreign operations include our subsidiaries in Canada and the UK, which are included in the Retail and Wholesale Products Group, and our subsidiaries in China, Mexico and Indonesia, which are included in the Business to Business Products Group. Net sales by our foreign subsidiaries during fiscal year 2020 were $15,220,000, an increase of $1,664,000, or 12%, from net sales of $13,556,000 during fiscal year 2019. The increase relates primarily to higher sales by our Canadian subsidiary in fiscal year 2020. One of the drivers of this increase was higher consumer demand in the third quarter as customers purchased more cat litter and related products in anticipation of potential future shortages and store closures due to COVID-19. In addition, our Canadian subsidiary had higher sales in fiscal year 2020 due to new products and customers. Sales of our animal health products by our foreign operations grew to a lesser extent, as higher sales for our subsidiaries in Mexico and Indonesia were mostly offset by lower sales for our subsidiary in China. Sales of animal health products to pork producers in China have not fully recovered since the spread of African swine fever in fiscal year 2019. In addition, our Chinese subsidiary's business operations have been impacted in the second and third quarters of fiscal year 2020 by the recent outbreak of COVID-19. Chinese government restrictions to control the spread of COVID-19 disrupted our sales office, limited travel by our salesforce and delayed product shipments. In addition, our subsidiary in China had a delay in product registration for one of our products as discussed above. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales for both the fiscal years 2020 and 2019.

For fiscal year 2020, our foreign subsidiaries reported a net loss of $1,308,000, compared to net income of $155,000 in fiscal year 2019. Our subsidiaries in Canada and the UK experienced an increase in sales and net income in fiscal year 2020. While our subsidiaries in Mexico and Indonesia experienced an increase in sales in fiscal year 2020 they also had net losses, primarily due to sales commissions to brokers for our Mexico subsidiary and additional costs to establish operations in Indonesia. Our Chinese subsidiary experienced a loss in fiscal year 2020 due to a decrease in sales as noted above as well as changes in product mix.

Identifiable assets of our foreign subsidiaries as of July 31, 2020 were $12,586,000 compared to $10,195,000 as of July 31, 2019. The increase was due primarily to higher cash, inventory and receivables balances.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; making pension contributions; and, from time to time, business acquisitions. During fiscal year 2020, we primarily used cash generated from operations to fund these requirements. Cash and cash equivalents totaled $40,890,000 and $21,862,000 as of July 31, 2020 and 2019, respectively. Contributing to the increase in cash in fiscal year 2020 is $10,000,000 of borrowings in the fourth quarter of fiscal year 2020 as well as a one-time receipt of $13,000,000 related to licensing of certain of our patents. See Notes 1 of the Notes to the Consolidated Financial Statements for information about the one-time receipt and Note 3 for the borrowings.

To date, COVID-19 has not had a significant impact on our operations as a whole, and we anticipate cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements. In addition, we are actively monitoring the timing and collection of our accounts receivable. Given the dynamic nature of COVID-19, we will continue to assess our liquidity needs and to actively manage our spending.

The following table sets forth certain elements of our Consolidated Statements of Cash Flows for the fiscal year (in thousands):

	2020	2019
Net cash provided by operating activities	$42,462	$26,743
Net cash used in investing activities	(14,677)	(7,888)
Net cash used in financing activities	(8,750)	(9,886)
Effect of exchange rate changes on cash and cash equivalents	(7)	136
Net increase in cash and cash equivalents	$19,028	$9,105

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for fiscal years 2020 and 2019 were as follows:

Non-cash stock compensation was $961,000 higher for fiscal 2020 compared to fiscal 2019 due to additional grants of restricted stock in fiscal year 2020. In addition, in fiscal year 2019, the amount of stock awarded was significantly higher than in the previous year and a full year of expense related to these awards was recorded in fiscal year 2020. See Note 7 of the Notes to the Consolidated Financial Statements for further information about stock-based compensation.

Deferred income taxes were $453,000 lower at fiscal year-end 2020 compared to fiscal year-end 2019, and were $406,000 higher at fiscal year-end 2019 compared to fiscal year-end 2018. Deferred income taxes were lower at fiscal year-end 2020 due to postretirement benefits and accrued expenses. Deferred income taxes were higher at fiscal year-end 2019 because during fiscal year 2018, an adjustment to reflect the lower U.S. federal corporate tax rate under the 2017 Tax Cuts and Jobs Act reduced deferred taxes, particularly related to depreciation, deferred compensation and postretirement benefits. See Note 5 of the Notes to the Consolidated Financial Statements for further information about income taxes.

We recognized a curtailment gain on our Supplemental Executive Retirement Plan (“SERP”) plan in fiscal year 2020 of $1,296,000, which is further discussed in Note 9 of the Notes to the Consolidated Financial Statements.

Accounts receivable, less allowance for doubtful accounts and cash discounts, were $411,000 lower at fiscal year-end 2020 compared to fiscal year-end 2019 due primarily to lower sales in the fourth quarter of fiscal 2020 and an increase in our bad debt reserve for certain uninsured foreign receivables which had been previously insured, and for two customers that are slow-paying. The same measure of accounts receivable was $1,908,000 higher at fiscal year-end 2019 compared to fiscal year-end 2018 due to higher sales in the fourth quarter of fiscal year 2019 compared to the same fiscal year end 2018. Fluctuations in accounts receivable balances were impacted in all periods by the timing of both sales and collections, as well as the payment terms provided to various customers in the ordinary course of business.

Inventories were $213,000 lower at fiscal year-end 2020 compared to fiscal year-end 2019 due primarily to a higher obsolescence reserve and lower inventory packaging levels. The higher obsolescence reserve and lower packaging inventories are attributed to our focus on inventory management and enhanced data available from our ERP system. Inventories were $1,693,000 higher at fiscal year-end 2019 compared to fiscal year-end 2018 for the exact opposite reason than in fiscal year 2020. A larger amount of on-hand quantities of packaging and other materials purchased at higher costs as well as a lower reserve for discontinued, slow moving and unsaleable inventory contributed to the higher inventory value at fiscal year-end 2019. Furthermore, finished goods and purchased materials inventories vary from year to year due to anticipated sales requirements and the mix of products expected to be produced. See Note 1 of the Notes of the Notes to the Consolidated Financial Statements.

Other assets were $1,242,000 higher at fiscal year-end 2020 compared to fiscal year-end 2019 due to pre-production development costs at our Georgia mine. Other assets were $617,000 higher at fiscal year-end 2019 than fiscal year-end 2018 related to intangibles.

Accounts payable, including income taxes payable, were $4,238,000 higher at fiscal year-end 2020 compared to fiscal year-end 2019. Higher accrued income taxes due to higher net income and a higher effective tax rate drove the increase in fiscal year 2020 as well as higher freight payables due to the increase in sales. In addition, accounts payable were higher at fiscal year-end 2020 due to the additional capital expenditures made in the fourth quarter. Accounts payable were $590,000 higher at fiscal year-end 2019 compared to fiscal year-end 2018 due to normal fluctuations. Changes in trade accounts payable in all periods are subject to normal fluctuations in the timing of payments, the cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses were $8,632,000 higher at fiscal year-end 2020 compared to fiscal year-end 2019 due primarily to a higher accrued annual discretionary bonus, 401(k) employer match, advertising costs and an accrual for a legal contingency which is further described in Note 10 of the Notes to the Consolidated Financial Statements. These increases were partially offset by lower accruals for unvouchered freight. Accrued expenses were $589,000 lower at fiscal year-end 2019 compared to fiscal year-end 2018 due primarily to a lower annual discretionary bonus, which was partially offset by higher accruals for trade promotions, advertising and freight. Changes in other accrued expenses in all periods are subject to normal fluctuations in the timing of payments.

Deferred compensation balances at fiscal year-end 2020 were $421,000 higher compared to fiscal year-end 2019 and fiscal year-end 2019 was slightly lower compared to fiscal year-end 2018. Deferred compensation has increased in fiscal 2020 because of higher deferrals by participants in our deferred compensation plan. A significant payout under the terms of the deferred compensation plan in fiscal year 2018 contributed to $86,000 lower balances at fiscal year-end 2019 compared to fiscal year-end 2018.

Pension and other postretirement liabilities, net of the adjustment recorded in stockholders' equity, were $5,684,000 lower at fiscal year-end 2020 compared to fiscal year-end 2019 due primarily to the curtailment of our pension plan and a $8,000,000 voluntary contribution to our pension plan in excess of the minimum amount required. These liabilities were $3,307,000 higher at fiscal year-end 2019 compared to fiscal year-end 2018 due primarily to continued accumulation of employee benefits and a lower discount rate applied to the actuarial liability calculation. See Note 8 of the Notes to the Consolidated Financial Statements for more information regarding our postretirement benefit plans.

Other liabilities were $1,120,000 higher at fiscal year-end 2020 compared to fiscal year-end 2019. Other liabilities were $583,000 higher at fiscal year-end 2019 compared to fiscal year-end 2018. The increase in fiscal year 2020 is due to a reclassification of the deferred lease liability to operating lease liabilities upon adoption of ASC 842, Leases. The increase in fiscal year 2019 was due to a new deferred lease liability.

Net cash used in investing activities

Cash used in investing activities was $14,677,000 in fiscal year 2020 and cash used in investing activities was $7,888,000 in fiscal year 2019. Cash used in fiscal year 2020 related primarily to the purchases of capital expenditures at levels comparable to fiscal year 2019. In fiscal year 2019, dispositions of short-term investments exceeded purchases by $7,134,000. Net dispositions of investment securities provided cash in the first nine months of fiscal year 2019; however, no short-term investments were held in fiscal year 2020 due to the low returns available on these investments.

Net cash used in financing activities

Cash used in financing activities was $8,750,000 in fiscal year 2020 and $9,886,000 in fiscal year 2019. The primary uses of cash in all periods were for long-term debt and dividend payments offset by borrowings as further described in Note 3 of the Notes to the Consolidated Financial Statements. In fiscal year 2020, stock purchases were another primary use of cash.

Other

Total cash and investment balances held by our foreign subsidiaries as of July 31, 2020 and 2019 were $3,042,000 and $2,136,000, respectively. See further discussion in the “Foreign Operations” section above.

On January 31, 2019, we signed a fifth amendment to our credit agreement with BMO Harris , which expires on January 31, 2024. The new agreement provides for a $45,000,000 unsecured revolving credit agreement, including a maximum of $10,000,000 for letters of credit. The remaining terms are substantially unchanged from our previous agreement with BMO Harris, including the provision that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of July 31, 2020, the variable rates would have been 3.50% for the BMO Harris’ prime-based rate or 1.50% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2020 and 2019, we were in compliance with its covenants. As of July 31, 2020 and 2019, there were no outstanding borrowings under this credit agreement.

See Note 3 of the Notes to the Consolidated Financial Statements for information about our outstanding notes payable and a discussion of the debt instrument that we entered into on May 15, 2020 pursuant to which, among other things, we issued $10,000,000 in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 and entered into an amended note agreement that provides the Company with the ability to request, from time to time until May 15, 2023 (or such earlier date as provided for in the agreement), additional senior unsecured notes of the Company in an aggregate principal amount of up to $75,000,000 minus the aggregate principal amount of the notes then outstanding and the additional notes that have been accepted for purchase. The issuance of such additional notes is at the discretion of the noteholders and purchasers and on an uncommitted basis.

As of July 31, 2020, we had remaining authority to repurchase 887,934 shares of Common Stock and 288,925 shares of Class B Stock under a repurchase plan approved by our Board of Directors (the “Board”). Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management pursuant to the repurchase plan approved by our Board. In fiscal 2020 we made repurchases of stock as further discussed in Item 5, Market for Registrant' Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.

We believe that cash flow from operations, availability under our revolving credit facility, current cash balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, deferred compensation payouts, dividend payments and debt service obligations for at least the next 12 months. Our expenditures for capital were comparable to fiscal year 2019. We made $8,000,0000 of discretionary contributions to our pension plan in fiscal year 2020. See Note 8 of the Notes to the Consolidated Financial Statements for discussion of our Pension Plan.

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

OFF BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities. As of July 31, 2020 we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Income Taxes. Our effective tax rate on earnings was based on income, statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we operate. Significant judgment was required in determining our effective tax rate and in evaluating our tax positions.

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

We recorded valuation allowances of $923,000 and $732,000 for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards as of July 31, 2020 and 2019, respectively, because we believe it is unlikely we will realize the benefit of these tax attributes in the future.

In addition to valuation allowances, we may provide for uncertain tax positions when such tax positions do not meet certain recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. We did not record a liability for unrecognized tax benefits at either July 31, 2020 or 2019. See Note 5 of the Notes to the Consolidated Financial Statements for further discussion.

Trade Promotions. We routinely commit to one-time or ongoing trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience of trade spending patterns and that of the industry, current trends and forecasted data. While we believe our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations. We have accrued liabilities at the end of each period for the estimated trade spending programs. We recorded liabilities of approximately $1,843,000 and $1,449,000 for trade promotions as of July 31, 2020 and 2019, respectively.

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

The discount rate is the rate assumed to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the pension benefits when due. The discount rate is subject to change each year. We refer to an applicable index and the expected duration of the benefit payments to select a discount rate at which we believe the benefits could be effectively settled. The discount rate was the single equivalent rate that would yield the same present value as the plan’s expected cash flows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve used in both fiscal years 2020 and 2019 was the FTSE Pension Discount Curve (formally called the Citi Pension Discount Curve). Our determination of pension expense or income is based on a market-related valuation of plan assets, which is the fair market value. Our expected rate of return on plan assets is determined based on asset allocations and historical experience. The expected long-term rate of inflation and risk premiums for the various asset categories are based on general historical returns and inflation rates. The target allocation of assets is used to develop a composite rate of return assumption. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

As further described in Note 8 of the Notes to the Consolidated Financial Statements, we amended and froze participation in our pension plan and supplemental executive retirement plan in the second quarter of fiscal year 2020. The amendment of these plans triggered a curtailment, which required a remeasurement of the plans’ obligations. Both of these remeasurements were based on actuarially determined amounts. In addition, we offered terminated participants with vested benefits who have not yet begun receipt of benefits under the pension plan the opportunity to receive their pension benefits in a single payment (the “Lump Sum Option”). We made payments to those participants who elected the Lump Sum Option by the May 15, 2020 election deadline. This settlement of a portion of the pension plan was recorded as settlement expense based on actuarially determined amounts in the fourth quarter of fiscal year 2020.

Trade Receivables. We recognize trade receivables when the risk of loss and title pass to the customer. We record an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk and analysis of facts and circumstances about specific accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We believe our allowance for doubtful accounts is reasonable; however, the unanticipated default by a customer with a material trade receivable could occur. We also record an estimated allowance for cash discounts offered in our payment terms to some customers. We recorded a total allowance for doubtful accounts and cash discounts of $1,078,000 and $644,000 as of July 31, 2020 and 2019, respectively.

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

Inventories. We value inventories at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory to determine if a reserve adjustment is necessary, giving consideration to obsolescence, inventory levels, product deterioration and other factors. The review also surveys all of our operating facilities and sales divisions to give consideration to historic and new market trends. The inventory reserve values as of July 31, 2020 and 2019 were $926,000 and $704,000, respectively.

Reclamation. During the normal course of our mining process we remove overburden and perform on-going reclamation activities. As overburden is removed from a mine site, it is hauled to a previously mined site and used to refill older sites. This process allows us to continuously reclaim older mine sites and dispose of overburden simultaneously, therefore minimizing the costs associated with the reclamation process. On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. As of July 31, 2020 and 2019, we have recorded an estimated net reclamation asset of $932,000 and $975,000, respectively, and a corresponding estimated reclamation liability of $2,554,000 as of July 31, 2020 and $2,410,000 as of July 31, 2019. These values represent the discounted present value of the estimated future mining reclamation costs at the production plants. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge over the estimated useful lives of the mines.

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

Impairment of goodwill, trademarks and other intangible assets. We review carrying values of goodwill, trademarks and other indefinite-lived intangible assets periodically for possible impairment in accordance ASC 350, Intangibles – Goodwill and Other. Our impairment review requires significant judgment with respect to factors such as volume, revenue and expenses. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the fourth quarter of the fiscal year and may be re-performed during the year when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. Our impairment analysis performed in the fourth quarters of both fiscal years 2020 and 2019 did not indicate any impairment. We continue to monitor events, circumstances or changes in the business that might imply a reduction in value which could lead to an impairment. In addition, although we have not identified any triggering events relating to goodwill or our intangibles, the ultimate effects of COVID-19 could change this assessment in the future, as outlined under Item 1A, Risk Factors, discussed above.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

On August 1, 2019 we adopted ASC 842, Leases, using the modified retrospective transition approach and, accordingly, we did not restate prior comparative period financial statements. As of the date of adoption, we elected the package of practical expedients that allowed us to forgo assessment under the ASC 842 guidance whether existing or expired contracts contained leases, the classification of expired or existing leases and the accounting for previously incurred initial direct costs. We also elected the practical expedient to forgo assessment under ASC 842 whether existing or expired land easements not previously accounted for under legacy leasing GAAP contain leases. The adoption of ASC 842 on August 1, 2019 resulted in the recognition of additional right-of-use (ROU) assets and lease liabilities related to operating leases of $9,348,000 and $10,910,000, respectively, on our Consolidated Balance Sheet. There was no material impact to any of our other consolidated financial statements.

Recently Issued Accounting Standards

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS

	July 31,
	2020	2019
ASSETS	(in thousands)
Current Assets
Cash and cash equivalents	$40,890	$21,862
Accounts receivable, less allowance of $1,078 and $644 in 2020 and 2019, respectively	34,911	35,459
Inventories, net	23,893	24,163
Prepaid repairs expense	5,662	4,708
Prepaid expenses and other assets	3,064	3,084
Total Current Assets	108,420	89,276
Property, Plant and Equipment
Buildings and leasehold improvements	39,274	38,852
Machinery and equipment	152,583	145,402
Office furniture and equipment	21,502	20,569
Vehicles	17,863	15,375
Gross depreciable assets	231,222	220,198
Less accumulated depreciation and amortization	(169,040)	(159,036)
Net depreciable assets	62,182	61,162
Construction in progress	13,717	12,519
Land and mineral rights	17,049	17,117
Total Property, Plant and Equipment, Net	92,948	90,798
Other Assets
Goodwill	9,262	9,262
Trademarks and patents, net of accumulated amortization of $457 and $299 in 2020 and 2019, respectively	1,566	1,599
Customer list, net of accumulated amortization of $6,887 and $6,297 in 2020 and 2019, respectively	898	1,488
Deferred income taxes	7,302	7,755
Operating lease right-of-use assets	9,816	—
Other	5,670	5,049
Total Other Assets	34,514	25,153
Total Assets	$235,882	$205,227

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS
(continued)

	July 31,
	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY	(in thousands)
Current Liabilities
Current maturities of notes payable	$1,000	$3,083
Accounts payable	12,529	8,092
Dividends payable	1,808	1,761
Operating lease liabilities	2,170	—
Accrued expenses
Salaries, wages and commissions	13,505	7,490
Trade promotions and advertising	2,349	1,588
Freight	1,313	2,635
Real estate tax	1,658	1,581
Other	9,875	6,376
Total Current Liabilities	46,207	32,606
Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $150 and $31 in 2020 and 2019, respectively	8,848	3,052
Deferred compensation	5,140	6,014
Pension and postretirement benefits	15,140	23,721
Long-term operating lease liabilities	9,135	—
Other	3,448	4,288
Total Noncurrent Liabilities	41,711	37,075
Total Liabilities	87,918	69,681

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,449,003 shares in 2020 and 8,284,199 shares in 2019	845	828
Class B Stock, convertible, par value $.10 per share, issued 2,437,402 shares in 2020 and 2,576,479 shares in 2019	244	258
Additional paid-in capital	44,993	41,300
Retained earnings	176,579	164,756
Noncontrolling interest	(174)	(14)
Accumulated Other Comprehensive Loss
Pension and postretirement benefits	(11,994)	(14,891)
Cumulative translation adjustment	(260)	(148)
Total Accumulated Other Comprehensive Loss	(12,254)	(15,039)
Less treasury stock, at cost (3,090,230 Common and 335,816 Class B shares in 2020 and 2,926,547 Common and 324,741 Class B shares in 2019)	(62,269)	(56,543)
Total Stockholders’ Equity	147,964	135,546

Total Liabilities and Stockholders’ Equity	$235,882	$205,227
The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2020	2019
	(in thousands, except for per share data)

Net Sales	$283,227	$277,025
Cost of Sales	(207,404)	(211,365)
Gross Profit	75,823	65,660
Other Operating Income (1)	13,000	—
Selling, General and Administrative Expenses (2)	(63,996)	(55,248)
Income from Operations	24,827	10,412
Other (Expense) Income
Interest income	259	250
Interest expense	(518)	(594)
Foreign exchange loss	(161)	(243)
Other, net (3)	(1,387)	4,723
Total Other (Expense) Income, Net	(1,807)	4,136
Income Before Income Taxes	23,020	14,548
Income Tax Expense	(4,280)	(1,933)
Net Income	$18,740	$12,615
Net (Loss) Income Attributable to Noncontrolling Interest	(160)	4
Net Income Attributable to Oil-Dri	18,900	12,611

Net Income Per Share
Basic Common	$2.70	$1.82
Basic Class B Common	$2.02	$1.36
Diluted Common	$2.65	$1.80
Diluted Class B Common	$1.99	$1.35

Average Shares Outstanding
Basic Common	5,149	5,112
Basic Class B Common	2,020	2,068
Diluted Basic Common	5,246	5,165
Diluted Basic Class B Common	2,049	2,086

(1) See Note 1 of the Notes to the Consolidated Financial Statements for further information about amounts included in this line item.
(2) See Note 9 of the Notes to the Consolidated Financial Statements for further information about amounts included in this line item.
(3) See Notes 2 and 8 of the Notes to the Consolidated Financial Statements for further information about amounts included in this line item.

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended July 31,
	2020	2019
	(in thousands)

Net Income Attributable to Oil-Dri	$18,900	$12,611

Other Comprehensive Income (Loss):
Pension and postretirement benefits (net of tax)	2,897	(4,507)
Cumulative translation adjustment	(112)	83
Other Comprehensive Income (Loss)	2,785	(4,424)
Comprehensive Income	$21,685	$8,187

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares		(in thousands)
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, July 31, 2018	10,555,828	(3,238,833)	$1,056	$38,473	$158,935	$(55,946)	$(10,615)	$(18)	$131,885
Net income	—	—	—	—	12,611	—	—	4	12,615
Other comprehensive loss	—	—	—	—	—	—	(4,424)	—	(4,424)
Dividends declared	—	—	—	—	(6,790)	—	—	—	(6,790)
Purchases of treasury stock	—	(4,905)	—	—	—	(147)	—	—	(147)
Net issuance of stock under long-term incentive plans	304,850	(7,550)	30	419	—	(450)	—	—	(1)
Amortization of restricted stock	—	—	—	2,408	—	—	—	—	2,408
Balance, July 31, 2019	10,860,678	(3,251,288)	$1,086	$41,300	$164,756	$(56,543)	$(15,039)	$(14)	$135,546
Net income	—	—	—	—	18,900	—	—	(160)	18,740
Other comprehensive income	—	—	—	—	—	—	2,785	—	2,785
Dividends declared	—	—	—	—	(7,077)	—	—	—	(7,077)
Purchases of treasury stock	—	(169,058)	—	—	—	(5,541)	—	—	(5,541)
Net issuance of stock under long-term incentive plans	25,727	(5,700)	3	183	—	(185)	—	—	1
Amortization of restricted stock	—	—	—	3,368	—	—	—	—	3,368
Contributions from noncontrolling interests (1)	—	—	—	142	—	—	—	—	$142
Balance, July 31, 2020	10,886,405	(3,426,046)	$1,089	$44,993	$176,579	$(62,269)	$(12,254)	$(174)	$147,964

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

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended July 31,
	2020	2019
	(in thousands)
Cash Flows from Operating Activities
Net income	$18,740	$12,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,923	13,330
Amortization of investment discounts	—	(10)
Non-cash stock compensation expense	3,368	2,407
Deferred income taxes	453	(406)
Provision for bad debts and cash discounts	423	(179)
Loss on the disposals of property, plant and equipment	114	6
Curtailment gain on SERP Plan	(1,296)	—
(Increase) decrease in:
Accounts receivable	(12)	(1,729)
Inventories	213	(1,693)
Prepaid expenses	(949)	(786)
Other assets	(1,242)	(617)
Increase (decrease) in:
Accounts payable	4,238	590
Accrued expenses	8,632	(589)
Deferred compensation	421	(86)
Pension and postretirement benefits	(5,684)	3,307
Other liabilities	1,120	583
Total Adjustments	23,722	14,128
Net Cash Provided by Operating Activities	42,462	26,743
Cash Flows from Investing Activities
Capital expenditures	(14,740)	(15,029)
Proceeds from sale of property, plant and equipment	63	7
Purchases of short-term investments	—	(4,678)
Dispositions of short-term investments	—	11,812
Net Cash Used in Investing Activities	(14,677)	(7,888)
Cash Flows from Financing Activities
Proceeds from issuance of notes payable	10,000	—
Principal payments on notes payable	(6,321)	(3,083)
Dividends paid	(7,030)	(6,656)
Purchase of treasury stock	(5,541)	(147)
Contributions from noncontrolling interests	142	—
Net Cash Used in Financing Activities	(8,750)	(9,886)
Effect of exchange rate changes on cash and cash equivalents	(7)	136
Net Increase in Cash and Cash Equivalents	19,028	9,105
Cash and Cash Equivalents, Beginning of Year	21,862	12,757
Cash and Cash Equivalents, End of Year	$40,890	$21,862

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year-Ended July 31,
	2020	2019
	(in thousands)
Supplemental disclosure:
Other cash flows:
Interest payments, net of amounts capitalized	$273	$305
Income tax payments (refund)	$2,319	$(713)
Noncash investing and financing activities:
Capital expenditures accrued, but not paid	$2,990	$2,263
Cash dividends declared and accrued, but not paid	$1,808	$1,761

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

RECLASSIFICATION
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These immaterial reclassifications had no effect on the previously reported net income.

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

In March 2020, the World Health Organization declared COVID-19 a pandemic. Despite the adverse effects of COVID-19 on the overall economy, we have not experienced a significant decline in customer orders and sales in fiscal year 2020. However, the effects of COVID-19 are unprecedented, and therefore we are unable to ascertain the effects on our sales and net earnings in the future.

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

INVENTORIES

The composition of inventories was as follows as of July 31 (in thousands):

	2020	2019
Finished goods	$14,500	$13,957
Packaging	4,587	5,681
Other	4,806	4,525
Inventories	$23,893	$24,163

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We performed a detailed review of our inventory items to determine if an obsolescence reserve adjustment was necessary. The review surveyed all of our operating facilities and sales groups to ensure that both historical issues and new market trends were considered. The obsolescence reserve not only considered specific items, but also took into consideration the overall value of the inventory as of the balance sheet date. We recorded inventory obsolescence reserves of approximately $926,000 and $704,000 as of July 31, 2020 and 2019, respectively. The higher obsolescence reserve and lower packaging inventories are attributed to our focus on inventory management and enhanced data available from our ERP system. Other inventories increased mainly due to higher levels of raw and purchased materials.

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated to U.S. Dollars at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

INTANGIBLES AND GOODWILL

We amortize most of our intangibles on a straight-line basis over periods ranging from 4 to 20 years. Our customer list intangible asset is amortized at an accelerated amortization rate in the earlier years to reflect the expected pattern of decline in the related benefits over time. Intangible amortization was $804,000 in fiscal year 2020 and $862,000 in fiscal year 2019. Some intangible assets were determined to have indefinite lives and are not amortized, specifically one acquired trademark recorded at $376,000.

Our estimated intangible amortization expense for the next five fiscal years is as follows (in thousands):

2021	$583
2022	$431
2023	$227
2024	$91
2025	$66

The weighted average amortization period of our intangibles subject to amortization is as follows (in years):

Weighted Average Amortization Period
Trademarks and patents	14.3
Customer list	3.3
Total intangible assets subject to amortization	5.9

We periodically review indefinite-lived intangibles and goodwill to assess for impairment. Our review is based on cash flow considerations and other approaches that require significant judgment with respect to volume, revenue, expenses and allocations. Impairment occurs when the carrying value exceeds the fair value. Much of our goodwill cannot be specifically assigned to one of our operating segments because of the shared nature of our production facilities; however, for purposes of our most recent impairment analysis we estimated the goodwill allocation and assigned $5,489,000 to the Retail and Wholesale Products Group and $3,773,000 to the Business to Business Products Group.

We performed our annual impairment testing in the fourth quarter of fiscal years 2020 and 2019. There was no impairment required based on our analysis for fiscal years 2020 or 2019. We will continue to consider the need to re-perform impairment testing throughout the year when circumstances such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. In addition, although we have not identified any triggering events relating to goodwill or our intangibles, the ultimate effects of COVID-19 could change this assessment in the future, as outlined under Item 1A, Risk Factors, discussed above.

OVERBURDEN REMOVAL AND MINING COSTS

We surface mine sorbent minerals on property that we either own or lease as part of our overall operations. A significant part of our overall mining cost is incurred during the process of removing the overburden from the mine site, thus exposing the sorbent material used in a majority of our production processes. These stripping costs are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred. Stripping costs included in cost of sales were approximately $1,722,000 and $2,430,000 for fiscal years 2020 and 2019, respectively. Stripping costs decreased in fiscal year 2020 due to a decrease in fuel costs and repair costs. We defer and amortize the pre-production overburden removal costs associated with opening a new mine. $316,000 of pre-production overburden removal costs were deferred in fiscal year 2020. There were no pre-production overburden removal costs deferred in fiscal year 2019.

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral rights, including legal fees and drilling expenses, are also capitalized. The amount of land and mineral rights included in land on the Consolidated Balance Sheets were approximately $13,570,000 and $2,165,000, respectively, as of July 31, 2020, and were $13,638,000 and $2,165,000, respectively, as of July 31, 2019. Pre-production development costs on new mines and any prepaid royalties that may be offset against future royalties due upon extraction of the mineral are also capitalized. Total pre-production costs, including the overburden removal costs deferred above, that were capitalized in fiscal year 2020 were $535,000. No material capitalized pre-production development costs were recorded in fiscal year 2019. Prepaid royalties included in current prepaid expenses and in non-current other assets on the Consolidated Balance Sheets were approximately $1,232,000 and $1,184,000 as of July 31, 2020 and 2019, respectively.

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

 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are generally depreciated using the straight-line method over their estimated useful lives which are listed below. Depreciation expense was $13,119,000 and $12,468,000 in fiscal years 2020 and 2019, respectively. Major improvements and betterments are capitalized, while maintenance and repairs that do not extend the useful life of the applicable assets are expensed as incurred. Interest expense may also be capitalized for assets that require a period of time to get them ready for their intended use. There was no capitalized interest in fiscal years 2020 and 2019.

	Years
Buildings and leasehold improvements	3	-	40
Machinery and equipment
Packaging	2	-	20
Processing	2	-	30
Mining and other	2	-	20
Office furniture and equipment	3	-	15
Vehicles	2	-	15

Property, plant and equipment are carried at cost on the Consolidated Balance Sheets and are reviewed for possible impairment on an annual basis or when circumstances indicate impairment that an asset may become impaired. We take into consideration idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. No impairment was recorded in either fiscal year 2020 or 2019.

OTHER NONCURRENT LIABILITIES

On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into U.S. law. The CARES Act provides for, among other things, deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As permitted by the CARES Act, we deferred approximately $864,000 in payroll taxes during the fiscal year ended July 31, 2020 and expect to defer the payment of payroll taxes each quarter for the remainder of calendar year 2020 to be paid equally in the fourth quarters of calendar years 2021 and 2022 representing approximately $2,100,000 in payroll taxes.

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

ADVERTISING

Advertising costs for the development of printed materials, television commercials, web-based digital banners, web-based social media and sales videos are deferred and expensed upon the first use of the materials, unless such amounts are immaterial. Costs paid for communicating advertising over a period of time, such as television air time, radio commercials and print media advertising space, are deferred and expensed on a pro-rata basis. All other advertising costs, including participation in industry conventions and shows and market research, are expensed when incurred. All advertising costs are part of selling, general and administrative expenses. Advertising expenses were approximately $9,674,000 and $6,909,000 in fiscal years 2020 and 2019, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2020 and 2019. See Note 4 of the Notes to the Consolidated Financial Statements for additional information regarding the fair value of our financial instruments, including notes payable.

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

We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $247,000 and $259,000 as of July 31, 2020 and July 31, 2019, respectively. This liability is reported in Other Accrued Expenses on the Consolidated Balance Sheets. Revenue recognized during fiscal year 2020 that was included in the liability for advance payments at the beginning of the year was $232,000.

COST OF SALES

Cost of sales consists of all manufacturing costs, including depreciation and amortization related to assets used in the manufacturing and distribution process, inbound and outbound freight, inspection costs, purchasing costs associated with materials and packaging used in the production process and warehouse and distribution costs.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of sales and were approximately $39,865,000 and $47,717,000 for fiscal years 2020 and 2019, respectively. The decrease in fiscal year 2020 relates to the decrease in freight due to lower transportation rates from improved truck availability. In addition, costs were higher in the first half of the prior fiscal year due to one-time events, including a greater number of product transfers between our plants and warehouses to support customer service during the implementation of our new ERP system on August 1, 2018 and disruptions due to Hurricane Michael.

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

RESEARCH AND DEVELOPMENT

Research and development costs of approximately $2,765,000 and $3,202,000 were charged to expense as incurred for fiscal years 2020 and 2019, respectively, and are recorded in selling, general and administrative expenses.

PENSION AND POSTRETIREMENT BENEFIT COSTS

We provide a defined benefit pension plan for eligible salaried and hourly employees and we make contributions to fund the plan. We also provide a postretirement health benefit plan to domestic salaried employees who qualify under the plan’s provisions. The postretirement health benefit plan is unfunded. Our pension and postretirement health benefit plans are accounted for using actuarial valuations required by ASC 715, Compensation – Retirement Benefits. The funded status of our defined pension and postretirement health benefit plans are recognized on the Consolidated Balance Sheets. Changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost are recognized within other comprehensive income, net of income tax. In fiscal year 2020 we amended the defined benefit pension plan and the plan is now closed to new entrants. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

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

OTHER OPERATING INCOME

 Included within Other Operating Income is revenue earned from a confidential license agreement. Pursuant to this agreement, the Company granted a non-exclusive, perpetual license to develop, manufacture, use, distribute and sell products produced using formulations under certain of our patents until their expiration and agreed to certain limitations on the ability of the parties to bring forth patent infringement claims or challenges relating to certain products in exchange for a one-time payment of $13,000,000. This revenue is recognized at a point in time as it is considered functional intellectual property.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

On August 1, 2019 we adopted ASC 842, Leases, using the modified retrospective transition approach and, accordingly, we did not restate prior comparative period financial statements. As of the date of adoption, we elected the package of practical expedients that allowed us to forgo assessment under the ASC 842 guidance whether existing or expired contracts contained leases, the classification of expired or existing leases and the accounting for previously incurred initial direct costs. We also elected the practical expedient to forgo assessment under ASC 842 whether existing or expired land easements not previously accounted for under legacy leasing GAAP contain leases. The adoption of ASC 842 on August 1, 2019 resulted in the recognition of additional ROU assets and lease liabilities related to operating leases of $9,348,000 and $10,910,000, respectively, on our Consolidated Balance Sheet. There was no material impact to any of our other consolidated financial statements.

Recently Issued Accounting Standards

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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	Year Ended July 31,
Product	2020	2019	2020	2019
Cat Litter	$14,528	$13,764	$147,503	$135,489
Industrial and Sports	—	—	29,035	33,341
Agricultural and Horticultural	21,886	24,311	—	—
Bleaching Clay and Fluids Purification	50,117	51,905	2,429	2,318
Animal Health and Nutrition	17,729	15,897	—	—
Net Sales	$104,260	$105,877	$178,967	$171,148

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

The corporate expenses line in the table below represents certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as research and development, information systems, finance, legal, human resources and customer service. Corporate expenses also include the annual incentive plan bonus accrual. Other income in fiscal year 2019 included net proceeds upon resolution of legal proceedings. The amount received under a confidential agreement resolving these legal proceedings was material to our financial results for the period. Other operating income in fiscal year 2020 relates to revenue earned from a license arrangement of our intellectual property. See Note 1 of the Notes to the Consolidated Financial Statements.

			July 31,
			Assets
			2020	2019
			(in thousands)
Business to Business Products			$72,987	$65,282
Retail and Wholesale Products			95,838	94,809
Unallocated assets			67,057	45,136
Total Assets			$235,882	$205,227

	Year Ended July 31,
	Net Sales		Income
	2020	2019	2020	2019
	(in thousands)
Business to Business Products	$104,260	$105,877	$31,218	$31,388
Retail and Wholesale Products	178,967	171,148	15,859	8,683
Net Sales	$283,227	$277,025
Other Operating Income			13,000	—
Corporate Expenses			(35,250)	(29,659)
Income from Operations			24,827	10,412
Total Other (Expense) Income, Net			(1,807)	4,136
Income Before Income Taxes			23,020	14,548
Income Tax Expense			(4,280)	(1,933)
Net Income			$18,740	$12,615
Net (Loss) Income Attributable to Noncontrolling Interest			$(160)	$4
Net Income Attributable to Oil-Dri			$18,900	$12,611

The following is a summary by fiscal year of financial information by geographic region (in thousands):

	2020	2019
Sales to unaffiliated customers by:
Domestic operations	$268,007	$263,469
Foreign subsidiaries	$15,220	$13,556
Sales or transfers between geographic areas:
Domestic operations	$6,566	$5,097
Income before income taxes:
Domestic operations	$24,494	$14,280
Foreign subsidiaries	$(1,474)	$268
Net Income (Loss) attributable to Oil-Dri:
Domestic operations	$20,208	$12,456
Foreign subsidiaries	$(1,308)	$155
Identifiable assets:
Domestic operations	$223,296	$195,032
Foreign subsidiaries	$12,586	$10,195

Included within identifiable assets for our foreign subsidiaries is cash held at foreign banks of $3,038,000 as of July 31, 2020.

Sales to Walmart, our largest customer, are included in our Retail and Wholesale Products Group. The percentage of consolidated net sales and net accounts receivable attributed to Walmart are shown in the table below:

	2020	2019
Net sales for the years ended July 31	19%	20%
Net accounts receivable as of July 31	18%	26%

There are no other customers with sales equal to or greater than 10% of our total sales.

NOTE 3 – DEBT

The composition of notes payable is as follows as of July 31 (in thousands):

	2020	2019
Senior notes payable in annual installments on August 1. Final payment made in fiscal year 2020. Interest was payable semi-annually at an annual rate of 3.96%.	$—	$6,167
Amended and Restated Note Purchase and Private Shelf Agreement. Annual principal installments on May 15: $1,000 in each fiscal year 2021 through 2030. Interest is payable semi-annually at an annual rate of 3.95%	10,000	—
Less current maturities of notes payable	(1,000)	(3,083)
Less unamortized debt issuance costs	$(152)	$(32)
Noncurrent notes payable	$8,848	$3,052

We issued senior promissory notes in November 2010 for $18,500,000. The note agreement provided that the proceeds could be used to fund future principal payments on debt, acquisitions, stock repurchases, capital expenditures and working capital purposes. The note agreement contained restrictions against certain activities, among other things and under various conditions, as well as financial covenants, including a minimum fixed charges coverage ratio and a minimum consolidated debt ratio. As further described below, these notes were amended in May 2020 and paid in full in July 2020.

On May 15, 2020 (the “Effective Date”), we entered into an Amended and Restated Note Purchase and Private Shelf Agreement (the “Amended Note Agreement”) with PGIM, Inc. (“Prudential”) and certain existing noteholders and purchasers affiliated with Prudential named therein. The Amended Note Agreement amends and restates the Note Agreement between Oil-Dri, Prudential and certain existing noteholders named therein, dated as of November 12, 2010 (the “Prior Note Agreement”), under which our 3.96% Series A Senior Notes (the “Series A Notes”) were previously issued in an original aggregate principal amount of $18,500,000.

Pursuant to the Amended Note Agreement, (i) the Series A Notes, in an aggregate principal amount of $3,100,000 as of immediately prior to the Effective Date, were paid in full in July 2020 and (ii) we issued $10,000,000 in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 (the “Series B Notes”). In addition, the Amended Note Agreement provided us with the ability to request, from time to time until May 15, 2023 (or such earlier date as provided for in the Amended Note Agreement), that Prudential affiliate(s) purchase, at Prudential’s discretion and on an uncommitted basis, additional senior unsecured notes of Oil-Dri (the “Shelf Notes,” and collectively with the Series A Notes and Series B Notes, the “Notes”) in an aggregate principal amount of up to $75,000,000 minus the aggregate principal amount of Notes then outstanding and Shelf Notes that have been accepted for purchase. Interest payable on any Shelf Note agreed to be purchased under the Amended Note Agreement will be at a rate determined by Prudential and will mature not more than fifteen years after the date of original issue of such Shelf Note.

Like the Prior Note Agreement, the Amended Note Agreement is guaranteed, on an unsecured basis, by certain U.S. subsidiaries of Oil-Dri, and contains customary covenants, including but not limited to, limitations on our and certain of our subsidiaries’ ability to incur indebtedness, incur liens, engage in mergers, and sell or transfer assets and stock, as well as financial covenants, including a minimum fixed charges coverage ratio and consolidated debt ratio that remain the same as those contained in the Prior Note Agreement. Upon the occurrence of certain events of default, our obligations under the Amended Note Agreement may be accelerated. Such events of default include payment defaults, covenant defaults and other enumerated defaults.

We have a credit agreement with BMO Harris that expires on January 31, 2024. The agreement provides for a $45,000,000 unsecured revolving credit agreement, including a maximum of $10,000,000 for letters of credit. Under the credit agreement, we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of July 31, 2020, the variable rates would have been 3.50% for the BMO Harris’ prime-based rate or 1.50% for the LIBOR-based rate.

As of July 31, 2020 and 2019, there were no outstanding borrowings under this credit agreement. However, we had outstanding letters of credit of $1,284,000 as of July 31, 2020 under this agreement.

The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio, a minimum consolidated net worth and a minimum consolidated debt ratio. Our debt agreements also contain provisions such that if we default on one debt agreement, the others will automatically default. If we default on any guaranteed debt with a balance greater than $1,000,000, our unsecured revolving credit agreement with BMO Harris will be considered in default. If we default on any debt with a balance greater than $5,000,000 we will also be considered in default with the senior promissory notes. We were in compliance with all restrictive covenants and limitations as of July 31, 2020.

The following is a schedule by fiscal year of future principal maturities of notes payable as of July 31, 2020 (in thousands):

2021	$1,000
2022	1,000
2023	1,000
2024	1,000
2025	1,000

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
Level 3: Unobservable inputs.

Cash equivalents are classified as Level 1 of the fair value hierarchy because they were valued using quoted market prices in active markets. Cash equivalents were $6,000 and $26,000 as of July 31, 2020 and 2019, respectively. These cash instruments are primarily money market funds and are included in cash and cash equivalents on the Consolidated Balance Sheets.

Accounts receivable and accounts payable balances on the Consolidated Balance Sheets approximate their fair values as of July 31, 2020 and 2019 due to the short maturity and nature of those balances.

Notes payable on the Consolidated Balance Sheets are carried at the face amount of future maturities. The estimated fair value of notes payable was approximately $11,631,000 as of July 31, 2020 and $6,357,000 as of July 31, 2019. The fair value was estimated using the exit price notion of fair value and is classified as Level 2. The increase in fair value is attributable to the Amended and Restated Note Purchase and Private Shelf Agreement entered into in May 2020. See Note 3 of the Notes to the Consolidated Financial Statements for further information about the new debt.

We apply fair value techniques on at least an annual basis associated with: (1) valuing potential impairment loss related to goodwill, trademarks and other indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets. See Note 1 of the Notes to Consolidated Financial Statements for further information about goodwill and other intangible assets.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. Our cash is held in banks which are covered by the Federal Deposit Insurance Corporation; however, our cash balances are in excess of the maximum amount that is insured. Concentrations of credit risk with respect to accounts receivable are subject to the financial condition of certain major customers, principally the customer referred to in Note 2 of the Notes to the Consolidated Financial Statements. We generally do not require collateral to secure customer receivables.

NOTE 5 – INCOME TAXES

The provision for income tax expense by fiscal year consists of the following (in thousands):

	2020	2019
Current
Federal	$3,768	$(529)
Foreign	5	(5)
State	999	1,416
Current Income Tax Total	4,772	882
Deferred
Federal	(610)	1,344
Foreign	(3)	113
State	121	(406)
Deferred Income Tax Total	(492)	1,051
Total Income Tax Expense	$4,280	$1,933

Principal reasons for variations between the statutory federal rate and the effective rates by fiscal year were as follows:

	2020	2019
U.S. federal income tax rate	21.0%	21.0%
Depletion deductions allowed for mining	(4.8)	(8.2)
State income tax expense, net of federal tax expense	4.3	2.5
Difference in effective tax rate of foreign subsidiaries	1.2	0.2
Prior year income taxes	(1.0)	(1.9)
Other	(2.1)	(0.3)
Effective income tax rate	18.6%	13.3%

The Consolidated Balance Sheets included the following tax effects of cumulative temporary differences as of July 31 (in thousands):

`

	2020		2019
	Assets	Liabilities	Assets	Liabilities
Depreciation	$—	$3,926	$—	$3,995
Deferred compensation	1,779	—	2,121	—
Postretirement benefits	3,293	—	6,100	—
Lease right of use assets	—	2,534	—	—
Lease liabilities	2,918	—	—	—
Allowance for doubtful accounts	178	—	81	—
Deferred marketing expenses	—	194	—	326
Other assets	—	9	390	—
Accrued expenses	4,131	—	2,076	—
Tax credits	147	—	250	—
Amortization	48	—	166	—
Inventories	343	—	264	—
Depletion	—	173	—	173
Stock-based compensation	987	—	556	—
Reclamation	447	—	392	—
Other assets – foreign	790	—	585	—
Valuation allowance	(923)	—	(732)	—
Total deferred taxes	$14,138	$6,836	$12,249	$4,494

Deferred taxes for postretirement benefits were also affected by employer contributions and the freeze of our pension plan that significantly reduced our pension liability. See Note 8 of the Notes to the Consolidated Financial Statements for further information about postretirement benefits. Deferred taxes for lease right of use assets and liabilities were recorded upon the implementation of ASC 842, Leases, on August 1, 2019. See Notes 1 and 11 of the Notes to the Consolidated Financial Statements for further information about leases. Deferred taxes for accrued expenses reflected a higher accrual for the annual discretionary bonus.

We recorded a valuation allowance of $923,000 and $732,000 as of July 31, 2020 and July 31, 2019, respectively, for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards since we believe it is unlikely we will realize the benefit of these tax attributes in the future. As of July 31, 2020, we have total net operating loss carryforwards from state jurisdictions of approximately $2,000,000. The carryforward expiration dates vary by state. No valuation allowance has been established for these carryforwards since we expect our future profitability will allow us to fully realize these tax benefits.

Our foreign subsidiaries in the United Kingdom and China have not generated any untaxed foreign income, therefore we have not provided for any related income taxes.

We had no material liability for unrecognized tax benefits based on tax positions related to the current and prior fiscal years as of July 31, 2020 and 2019; correspondingly, no related interest and penalties were recognized as income tax expense and there were no accruals for such items in either of these fiscal years.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have no income tax returns under examination as of July 31, 2020 and federal tax returns for fiscal years 2018 and 2019 remain open for examination. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are a limited number of open state and local income tax audits in which no material issues have been preliminarily identified. There are no material open or unsettled foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive income by component (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2018	$(10,384)		$(231)	(10,615)
Other comprehensive (loss) income before reclassifications, net of tax	(5,089)	a)	83	(5,006)
Amounts reclassified from accumulated other comprehensive income, net of tax	582	b)	—	582
Net current-period other comprehensive (loss) income, net of tax	(4,507)		83	(4,424)
Balance as of July 31, 2019	$(14,891)		$(148)	$(15,039)
Other comprehensive loss before reclassifications, net of tax	(4,431)	a)	(112)	(4,543)
Amounts reclassified from accumulated other comprehensive income, net of tax	758	b)	—	758
Curtailment/Settlement on Pension Plan	6,570	c)	—	6,570
Net current-period other comprehensive income (loss), net of tax	2,897		(112)	2,785
Balance as of July 31, 2020	$(11,994)		$(260)	$(12,254)

a)	Amounts are net of taxes of $1,359,000 and $1,607,000 in fiscal years 2020 and 2019, respectively, and are included in Other Comprehensive Loss.

b)
Amounts are net of taxes of $242,000 and $185,000 in fiscal years 2020 and 2019, respectively. Amounts are included in the components of net periodic benefit cost for the pension and postretirement health plans.

c)	Amount is net of taxes of $2,075,000 in fiscal year 2020. Amounts are included in the components of net periodic benefit cost for the pension and postretirement health plans.

See Note 8 of the Notes to the Consolidated Financial Statements for further information about pension and postretirement health benefits.

NOTE 7 – STOCK-BASED COMPENSATION

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended, the “2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,219,500. As of July 31, 2020, there were 370,836 shares available for future grants under this plan.

RESTRICTED STOCK

All non-vested restricted stock as of July 31, 2020 was issued under the 2006 Plan with vesting periods generally from two to five years. The fair value of restricted stock was determined by the closing market price of our Common Stock on the date of grant multiplied by the number of shares granted.

A summary of restricted stock transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Unamortized Expense (in thousands)
Non-vested restricted stock outstanding at July 31, 2018	178	$32.74	1.7	$3,050
Granted	321	$32.89
Vested	(61)	$31.90
Forfeited	(24)	$30.85
Non-vested restricted stock outstanding at July 31, 2019	414	$33.09	4.5	$10,474
Granted	26	$33.57
Vested	(44)	$32.53
Forfeited	(6)	$32.46
Non-vested restricted stock outstanding at July 31, 2020	390	$33.19	4.0	$7,784

Stock-based compensation for restricted stock of $2,560,000 and $1,834,000, net of related tax effect, was recognized in fiscal years 2020 and 2019, respectively. The total restricted stock compensation related tax benefit was $808,000 and $579,000 in fiscal years 2020 and 2019, respectively.

NOTE 8 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Oil-Dri Corporation of America Pension Plan (“Pension Plan”) is a defined benefit pension plan for eligible salaried and hourly employees. Pension benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service. On January 9, 2020, we amended the Pension Plan to freeze participation, all future benefit accruals and accrual of benefit service, including consideration of compensation increases, effective March 1, 2020. Consequently, the Pension Plan is closed to new participants and current participants will no longer earn additional benefits on or after March 1, 2020. The amendment of the Pension Plan triggered a pension curtailment, which required a remeasurement of the Pension Plan's obligation. The remeasurement resulted in a decrease in the benefit obligation of approximately $6,632,000, which was recorded in Other Comprehensive Income, net of taxes of $1,592,000 in the second quarter of fiscal year 2020. During the third quarter of fiscal 2020 we offered terminated participants with vested benefits who have not yet begun receipt of benefits under the Plan the opportunity to receive their pension benefits in a single payment (the “Lump Sum Option”). We made payments in the fourth quarter of fiscal year 2020 to those participants who elected the Lump Sum Option by the May 15, 2020 election deadline. The settlement expense was $2,012,000 and was recorded net of tax in Other, net in the Consolidated Statements of Operation.

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

A 401(k) savings plan is maintained under which we match a portion of employee contributions. This plan is available to essentially all domestic employees following a specific number of days of employment. Our contributions to this plan, and to similar plans maintained by our foreign subsidiaries, were $2,035,000 and $764,000 for fiscal years 2020 and 2019, respectively. During fiscal year 2020, we changed the percentage of employer matching contributions from 50% of every employee dollar contributed up to 4% of earnings to 100% of every employee dollar contributed up to 6% of earnings.

Obligations and Funded Status

The following tables provide a reconciliation of changes in the plans’ benefit obligations, asset fair values and funded status by fiscal year (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation, beginning of year	$61,553	$54,267	$2,958	$2,667
Service cost	1,096	1,626	116	105
Interest cost	1,900	2,114	82	97
Actuarial loss	8,570	5,125	247	97
Benefits paid	(1,663)	(1,579)	(112)	(8)
Curtailments	(6,632)	—	—	—
Settlements	(7,544)	—	—	—
Benefit obligation, end of year	57,280	61,553	3,291	2,958

Change in plan assets:
Fair value of plan assets, beginning of year	40,725	40,971	—	—
Actual return on plan assets	5,816	1,333	—	—
Employer contribution	8,000	—	112	8
Benefits paid	(1,663)	(1,579)	(112)	(8)
Settlements	(7,544)	—	—	—
Fair value of plan assets, end of year	45,334	40,725	—	—
Funded status, recorded in Consolidated Balance Sheets	$(11,946)	$(20,828)	$(3,291)	$(2,958)

See “Cash Flows” below for further information about employer contributions and benefits payments.

The accumulated benefit obligation for the Pension Plan was $57,280,000 and $54,696,000 as of July 31, 2020 and July 31, 2019, respectively.

The following table shows amounts recognized in the Consolidated Balance Sheets as of July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2020	2019	2020	2019
Deferred income taxes	$2,443	$5,346	$850	$754
Other current liabilities	$—	$—	$(97)	$(65)
Other noncurrent liabilities	$(11,946)	$(20,828)	$(3,194)	$(2,893)
Accumulated other comprehensive loss – net of tax:
Net actuarial loss	$11,642	$14,731	$352	$184
Prior service cost (income)	$—	$—	$—	$(24)

Benefit Costs and Amortizations

The following table shows the components of the net periodic pension and postretirement health benefit costs by fiscal year (in thousands):

	Pension Cost		Postretirement Health Benefit Cost
	2020	2019	2020	2019
Service cost	$1,096	$1,626	$116	$105
Interest cost	1,900	2,114	82	97
Expected return on plan assets	(2,790)	(2,809)	—	—
Amortization of:
Prior service costs (income)	—	2	(6)	(6)
Other actuarial loss	1,005	771	—	—
Settlement cost	2,012	—	—	—
Net periodic benefit cost	$3,223	$1,704	$192	$196

The following table shows amounts, net of tax, that are recognized in other comprehensive income by fiscal year (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2020	2019	2020	2019
Net actuarial loss	$4,243	$5,016	$188	$73
Amortization of:
Prior service (cost) income	—	(1)	5	5
Amortization of actuarial loss	(763)	(586)	—	—
Curtailment/Settlement	$(6,570)	$—	$—	$—
Total recognized in other comprehensive (income) loss	$(3,090)	$4,429	$193	$78

The following table shows amortization amounts, net of tax, expected to be recognized in fiscal year 2021 in accumulated other comprehensive income (in thousands):

Amortization of:	Pension Benefits	Postretirement Health Benefits
Net actuarial loss	$786	$11
Prior service income	—	(5)
Total to be recognized as other comprehensive loss (income)	$786	$6

Cash Flows

We have funded the Pension Plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. During fiscal 2020, we made two voluntary contributions for $5,000,000 and $3,000,000 in excess of the minimum required amount. The first contribution was made within eight and one-half months after the end of our fiscal year 2019 and therefore was deductible for our 2019 tax year. The voluntary contributions also improved our funded status and contributed to a lower net periodic benefit expense.

We do not expect to make a contribution to the Pension Plan in fiscal year 2021.    The postretirement health plan is an unfunded plan. Our policy is to pay health insurance premiums and claims from our assets.

The following table shows the estimated future benefit payments by fiscal year (in thousands):

	Pension Benefits	Postretirement Health Benefits
2021	$1,743	$115
2022	$1,794	$98
2023	$1,798	$121
2024	$1,842	$191
2025	$1,952	$234
2026-30	$11,484	$1,385

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

	Pension Benefits		Postretirement Health Benefits
	2020	2019	2020	2019
Discount rate for net periodic benefit costs	3.35%	4.04%	2.93%	3.81%
Discount rate for year-end obligations	2.14%	3.35%	1.63%	2.93%
Rate of increase in compensation levels for net periodic benefit costs	—%	3.50%	—%	—%
Rate of increase in compensation levels for year-end obligations	—%	3.50%	—%	—%
Long-term expected rate of return on assets	7.00%	7.00%	—%	—%

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

For fiscal year 2020, the medical cost trend assumption used for the postretirement health benefit cost was 7.2%. The graded trend rate is expected to decrease to an ultimate rate of 4.5% in fiscal year 2038.

The following table reflects the effect on postretirement health costs and accruals in fiscal year 2020 of a one-percentage point change in the assumed health care cost trend (in thousands):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost	$27	$(23)
Effect on accumulated postretirement benefit obligation	$337	$(297)

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

We measure and monitor the plan’s asset investment performance and the allocation of assets through quarterly investment portfolio reviews. Investment performance is measured by absolute returns, returns relative to benchmark indices and any other appropriate basis of comparison. The targeted allocation percentages of plan assets is shown below for fiscal year 2021 and the actual allocation as of July 31:

Asset Allocation	Target fiscal 2021	2020	2019
Cash and accrued income	2%	1%	—%
Fixed income	38%	68%	42%
Equity	60%	31%	58%

In anticipation of the Lump Sum Option payments we adjusted our asset allocation in fiscal year 2020 and plan to revert back to our historical asset allocations in fiscal year 2021.

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets carried at fair value (in thousands):

	Fair Value At July 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Asset Class
Cash and cash equivalents(a)	$557	$557	$—
Equity securities(b):
U.S. companies	9,401	2,093	7,308
International companies	495	495	—
Equity securities - international mutual funds:
Developed market(c)	2,867	—	2,867
Emerging markets(d)	1,022	—	1,022
Commodities(e)	—	—	—
Fixed Income:
U.S. Treasuries	3,014	—	3,014
Debt securities(f)	10,131	—	10,131
Government sponsored entities(g)	5,131	—	5,131
Multi-strategy bond fund(h)	10,547	—	10,547
Money market fund(i)	486	—	486
Other(j)	1,683	—	1,683
Total	$45,334	$3,145	$42,189

	Fair Value At July 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Asset Class
Cash and cash equivalents(a)	$66	$66	$—
Equity securities(b):
U.S. companies	13,775	4,147	9,628
International companies	2,609	2,609	—
Equity securities - international mutual funds:
Developed market(c)	5,275	—	5,275
Emerging markets(d)	1,141	—	1,141
Commodities(e)	637	—	637
Fixed Income:
U.S. Treasuries	3,273	—	3,273
Debt securities(f)	8,103	—	8,103
Government sponsored entities(g)	2,087	—	2,087
Multi-strategy bond fund(h)	813	—	813
Money market fund(i)	557	—	557
Other(j)	2,389	—	2,389
Total	$40,725	$6,822	$33,903

(a)	Cash and cash equivalents consists of highly liquid investments which are traded in active markets.

(b)	This class represents equities traded on regulated exchanges, as well as funds that invest in a portfolio of such stocks.

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

(g)
This class represents a beneficial ownership interest in a pool of single-family residential mortgage loans. These investments are generally not backed by the full faith and credit of the United States government, except for securities valued at $289,000 in our portfolio as of July 31, 2020 and $377,000 as of July 31, 2019.

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

NOTE 9 – DEFERRED COMPENSATION

Oil-Dri's deferred compensation plans permit directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. Participants have deferred $266,000 and $418,000 into these plans in fiscal years 2020 and 2019, respectively. We recorded $171,000 and $204,000 of interest expense associated with these plans in fiscal years 2020 and 2019, respectively. Payments to participants were $440,000 and $1,144,000 in fiscal years 2020 and 2019, respectively, and the total liability recorded for deferred compensation was $4,017,000 and $3,560,000 as of July 31, 2020 and 2019, respectively.

The Oil-Dri Corporation of America Annual Incentive Plan provides certain executives with the opportunity to receive a deferred executive bonus award if certain financial goals are met. A total of $1,352,000 and $513,000 were awarded to certain executives for fiscal years 2020 and 2019, respectively. These awards will vest and accrue interest over a three-year period.

Our deferred compensation plans are unfunded. We fund these benefits when payments are made, and the timing and amount of the payments are determined according to the plans' provisions and, for certain plans, according to individual employee agreements.

Our SERP provides certain retired participants in the Pension Plan with the amount of benefits that would have been provided under the Pension Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”), and/or (2) the limitation on compensation for purposes of calculating benefits under the Pension Plan imposed by Section 401(a)(17) of the Code. The SERP is unfunded and benefits will be funded when payments are made.

The SERP liability is actuarially determined at the end of each fiscal year using assumptions similar to those used for the Pension Plan, see Note 8 of the Notes to the Consolidated Financial Statements. The SERP liability was $1,447,000 and $2,708,000 as of July 31, 2020 and July 31, 2019, respectively. We recorded expense related to the SERP of $34,000 and $539,000 in fiscal years 2020 and 2019, respectively. On January 9, 2020, we amended the SERP to freeze participation and any excess benefit, supplemental benefit or additional benefit effective March 1, 2020. Consequently, the SERP is closed to new participants and current participants no longer earn additional benefits on or after March 1, 2020. The amendment of the SERP triggered a curtailment which required a remeasurement of the SERP's obligation. The remeasurement resulted in a decrease in the SERP liability and recognition of a curtailment gain of approximately $1,296,000, which has been recorded in SG&A. Subsequent to the curtailment, the SERP was terminated effective June 30, 2020. Any payments that would otherwise have been payable pursuant to the SERP plan on or after June 30, 2021, will instead be paid in the form of one lump sum, with such lump sum payable no earlier than June 30, 2021 and no later than June 8, 2022.

NOTE 10 – OTHER CONTINGENCIES

We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business, including ongoing litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows.  In June 2020, the Company received notice from a former service provider alleging a breach of contract regarding the payment of a contingency fee.  Such party subsequently, in July 2020, filed a lawsuit seeking to require the Company to participate in binding mediation regarding this matter.  Although we believe this claim to be without merit, as of July 31, 2020, we have determined a reasonable estimate of this liability within a range, with no amount within that range being a better estimate than any other amount, and have therefore recorded that estimate within Other accrued expenses. We believe that any loss related to this matter is unlikely to be material. However, the outcome of this legal matter is subject to significant uncertainties.  The ability to predict the ultimate outcome of this legal matter involves judgments, estimates and inherent uncertainties. The actual outcome could differ materially from management’s estimates.

NOTE 11 – LEASES

We have operating leases primarily for real estate properties, including corporate headquarters, customer service and sales offices, manufacturing and packaging facilities, warehouses, and research and development facilities, as well as for rail tracks, railcars and office equipment. Certain of our leases for a shared warehouse and office facility, rail track and railcars have options to extend which we are reasonably certain we will exercise and, accordingly, have been considered in the lease term used to recognize our ROU assets and lease liabilities. To determine the present value of the lease liability, we use an incremental borrowing rate, which is defined as the rate of interest that the Company would have to pay to borrow (on a collateralized basis over a similar term) an amount equal to the lease payments in similar economic environments. Further information about our accounting policy for leases is included in Note 1 of the Notes to the Consolidated Financial Statements.

We have no material finance leases, and variable costs for operating leases are immaterial. Operating lease costs are included in Cost of Sales or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

For the Twelve Months Ended July 31, 2020
Operating Lease Cost
Operating lease cost	$2,219
Short-term operating lease cost	788

Supplemental cash flow information related to leases was as follows (in thousands):

For the Twelve Months Ended July 31, 2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,878

Operating lease ROU assets and operating lease liabilities are separately presented on the Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

For the Twelve Months Ended July 31, 2020
Weighted-average remaining lease term - operating leases	9.4 years
Weighted-average discount rate - operating leases	3.87%

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of July 31, 2020 (in thousands):

2021	$2,552
2022	2,076
2023	1,106
2024	965
2025	885
Thereafter	6,131
Total	13,715
Less: imputed interest	(2,410)
Net lease obligation	$11,305

Rent expense for the fiscal year ended July 31, 2019 was $2,873,000. The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of July 31, 2019 (in thousands):

2020	$2,255
2021	1,640
2022	1,513
2023	1,038
2024	899
Thereafter	7,422

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

NOTE 13 – RELATED PARTIES

One member of our Board of Directors retired from the role of President and Chief Executive Officer of a customer of ours on September 28, 2019 and is currently party to a post-employment consulting agreement with the customer. Total net sales to that customer, including sales to subsidiaries of that customer, were $388,000 and $462,000 for fiscal years 2020 and 2019, respectively. There were no outstanding accounts receivable due from that customer, and its subsidiaries, as of July 31, 2020 and $10,000 outstanding as of July 31, 2019.

One member of our Board of Directors is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $420,000 and $271,000 for fiscal years 2020 and 2019, respectively. There were no outstanding amounts due to that vendor as of July 31, 2020 or July 31, 2019.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal controls over financial reporting as of July 31, 2020 have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Oil-Dri Corporation of America

Opinions on the financial statements and internal control over financial reporting
We have audited the accompanying consolidated balance sheets of Oil-Dri Corporation of America (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2020, and the related notes and financial statement schedule included under Item 15(a)) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of July 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in the current year due to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases.
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
October 13, 2020

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except as set forth below) is contained in Oil-Dri’s Proxy Statement for its 2020 annual meeting of stockholders under the captions “1. Election of Directors,” “Executive Officers,” “Director Nominations,” “Board of Directors Committee Membership and Meetings,” “Audit Committee” and “Corporate Governance Matters” and is incorporated herein by this reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2020 annual meeting of stockholders under the captions “Executive Compensation,” “Director Compensation,” “Board of Directors Committee Membership and Meetings,”and “Compensation Committee” and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth herein, the information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2020 annual meeting of stockholders under the captions “Principal Stockholders” and “Security Ownership of Management” and is incorporated herein by reference.

Equity Compensation Plan Information. The following table presents information about compensation plans under which our equity securities are authorized for issuance. There are no outstanding stock options as of July 31, 2020. See Note 7 of the Notes to the Consolidated Financial Statements for further information about these stock-based compensation plans.

Equity Compensation Plan Information As Of July 31, 2020
Plan Category	Number of securities to be issued upon exercise of outstanding options (in thousands) (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders	—	$—	371

The number of securities remaining in column (c) above includes, in accordance with the terms of the plan, shares that were: 1) not vested or exercised in full due to expiration or termination, or 2) tendered or withheld for payment of the exercise price or to satisfy tax withholding amounts.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2020 annual meeting of stockholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2020 annual meeting of stockholders under the caption “Other Matters Relating to the Independent Auditor - Auditor Fees” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements are contained herein.

Consolidated Balance Sheets as of July 31, 2020 and July 31, 2019.

Consolidated Statements of Operations for the fiscal years ended July 31, 2020 and July 31, 2019.

Consolidated Statements of Comprehensive Income for the fiscal years ended July 31, 2020 and July 31, 2019.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended July 31, 2020 and July 31, 2019.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2020 and July 31, 2019.

Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2020 and July 31, 2019.

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
Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 16, 2010.

Exhibit No.	Description	SEC Document Reference

10.14	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of May 15, 2020, among Oil-Dri Corporation of America, PGIM, Inc. and existing noteholders and purchasers named therein.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on May 21, 2020.

10.15	Description of 1987 Executive Deferred Compensation Program.*	Incorporated by reference to Exhibit (10)(f) to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

10.16	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.17	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.18	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.19	Supplemental Executive Retirement Plan dated April 1, 2003.*	Incorporated by reference to Exhibit (10)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.20	First Amendment, effective March 1, 2020, to the Oil-Dri Corporation of America Supplemental Executive Retirement Plan dated April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2020.

10.21	Second Amendment, effective June 30, 2020, to the Oil-Dri Corporation of America Supplemental Executive Retirement Plan dated April 1, 2003.*	Filed herewith

10.22	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.23	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.24	First Amendment, effective July 1, 2020, to the Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008).*	Filed herewith

10.25	Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

Exhibit No.	Description	SEC Document Reference

10.26	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.27	Second Amendment, effective as of October 15, 2015, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as previously amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 28, 2015.

10.28	Third Amendment to Oil-Dri Corporation of America 2006 Long Term Incentive Plan*	Incorporated by reference to Appendix A of Oil-Dri's (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 30, 2019

10.29	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.30	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.31	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.32	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.33	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.34	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.35	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.36	Form of 2018 Restricted Stock Agreement for Class B Stock under the Oil-Dri Corporation of America 2006 Long Term Incentive Plan.*	Incorporated by reference to Exhibit 10.29 to Oil-Dri's (file No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2018.

11.1	Statement re: Computation of Net Income Per Share.	Filed herewith.

Exhibit No.	Description	SEC Document Reference

14.1	Code of Ethics
Available at Oil-Dri’s website at www.oildri.com or in print upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, IL 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.

21.1	Subsidiaries of Oil-Dri Corporation of America	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosure	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Furnished herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oil-Dri has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

By	/s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer, Director

Dated: October 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Daniel S. Jaffee	October 13, 2020
Daniel S. Jaffee
President and Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Susan M. Kreh	October 13, 2020
Susan M. Kreh
Chief Financial Officer
(Principal Financial Officer)

/s/ Paula J. Krystopolski	October 13, 2020
Paula J. Krystopolski
Vice President, Corporate Controller
(Controller)

/s/ Ellen-Blair Chube	October 13, 2020
Ellen-Blair Chube
Director

/s/ Paul M. Hindsley	October 13, 2020
Paul M. Hindsley
Director

/s/ Michael A. Nemeroff	October 13, 2020
Michael A. Nemeroff
Director

/s/ George C. Roeth	October 13, 2020
George C. Roeth
Director

/s/ Allan H. Selig	October 13, 2020
Allan H. Selig
Director

/s/ Paul E. Suckow	October 13, 2020
Paul E. Suckow
Director

/s/ Lawrence E. Washow	October 13, 2020
Lawrence E. Washow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2020	2019
	(in thousands)
Allowance for doubtful accounts and cash discounts:
Balance, beginning of year	$644	$817
Addition (Reduction)	421	(181)
Net recovery	13	8
Balance, end of year	$1,078	$644

Valuation reserve for income taxes:
Balance, beginning of year	$732	$789
Change	191	(57)
Balance, end of year	$923	$732

EXHIBITS

Exhibit No.	Description

4.1	Description of Capital Stock
10.21	Second Amendment, effective June 30, 2020, to the Oil-Dri Corporation of America Supplemental Executive Retirement Plan dated April 1, 2003.

10.24	First Amendment, effective July 1, 2020, to the Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008).

11.1	Statement Re: Computation of Net Income Per Share

21.1	Subsidiaries of Oil-Dri Corporation of America

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications by Daniel S. Jaffee, President and Chief Executive Officer and Susan M. Kreh, Chief Financial Officer, required by Rule 13a-14(a)

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Note:
Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.