Form 10-Q
period 2020-10-31
Oil-Dri Corp of America
filed 2020-12-07
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 31, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2020.
Common Stock – 5,399,728 Shares and Class B Stock – 2,066,650 Shares

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

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including, but not limited to, those described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

"Oil-Dri" and "Agsorb" are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	October 31, 2020	July 31, 2020
Current Assets
Cash and cash equivalents	$31,291	$40,890
Accounts receivable, less allowance of $1,036 and $1,078 at October 31, 2020 and July 31, 2020, respectively	39,212	34,911
Inventories	23,493	23,893
Prepaid repairs expense	6,106	5,662
Prepaid expenses and other assets	2,183	3,064
Total Current Assets	102,285	$108,420

Property, Plant and Equipment
Cost	262,325	261,988
Less accumulated depreciation and amortization	(171,287)	(169,040)
Total Property, Plant and Equipment, Net	91,038	92,948

Other Assets
Goodwill	9,262	9,262
Other intangibles, net of accumulated amortization of $483 and $457 at October 31, 2020 and July 31, 2020, respectively	1,625	1,566
Customer list, net of accumulated amortization of $6,995 and $6,887 at October 31, 2020 and July 31, 2020, respectively	790	898
Deferred income taxes	6,587	7,302
Operating lease right-of-use assets	9,227	9,816
Other	6,557	5,670
Total Other Assets	34,048	34,514

Total Assets	$227,371	$235,882

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	October 31, 2020	July 31, 2020
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	9,745	12,529
Dividends payable	1,807	1,808
Operating lease liabilities	2,066	2,170
Accrued expenses	19,852	28,700
Total Current Liabilities	34,470	46,207

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $143 and $150 at October 31, 2020 and July 31, 2020, respectively	8,857	8,848
Deferred compensation	5,310	5,140
Pension and postretirement benefits	15,184	15,140
Long-term operating lease liabilities	8,636	9,135
Other	4,598	3,448
Total Noncurrent Liabilities	42,585	41,711

Total Liabilities	77,055	87,918

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,506,476 shares at October 31, 2020 and 8,449,003 shares at July 31, 2020	851	845
Class B Stock, par value $.10 per share, issued 2,413,141 shares at October 31, 2020 and 2,437,402 shares at July 31, 2020	241	244
Additional paid-in capital	45,779	44,993
Retained earnings	178,761	176,579
Noncontrolling interest	(209)	(174)
Accumulated Other Comprehensive Loss:
Pension and postretirement benefits	(11,866)	(11,994)
Cumulative translation adjustment	12	(260)
Total Accumulated Other Comprehensive Loss	(11,854)	(12,254)
Less Treasury Stock, at cost (3,106,748 Common and 346,491 Class B shares at October 31, 2020 and 3,090,230 Common and 335,816 Class B shares at July 31, 2020)	(63,253)	(62,269)
Total Stockholders’ Equity	150,316	147,964

Total Liabilities & Stockholders’ Equity	$227,371	$235,882

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended October 31,
	2020	2019

Net Sales	$76,097	$71,122
Cost of Sales	(55,793)	(51,187)
Gross Profit	20,304	19,935
Selling, General and Administrative Expenses	(15,127)	(15,814)
Income from Operations	5,177	4,121

Other (Expense) Income
Interest expense	(192)	(103)
Interest income	25	98
Other, net	(255)	(39)
Total Other Expense, Net	(422)	(44)

Income Before Income Taxes	4,755	4,077
Income Tax Expense	(806)	(617)
Net Income	3,949	3,460
Net Loss Attributable to Noncontrolling Interest	(35)	(76)
Net Income Attributable to Oil-Dri	3,984	3,536

Net Income Per Share (1)
Basic Common	$0.57	$0.51
Basic Class B Common	$0.43	$0.38
Diluted Common	$0.56	$0.50
Diluted Class B Common	$0.42	$0.37
Average Shares Outstanding
Basic Common	5,149	5,149
Basic Class B Common	1,926	2,050
Diluted Common	5,276	5,229
Diluted Class B Common	1,978	2,077
Dividends Declared Per Share
Basic Common	$0.2600	$0.2500
Basic Class B Common	$0.1950	$0.1875

(1) Our Form 10-Q for three months ended October 31, 2020 and 2019 reflects a change in presentation for net income per share. We have historically disclosed net income per share for our diluted Common and Class B Common shares in total. As we have two classes of common shares, we have elected to change our net income per share presentation to reflect net income per share for both of our classes of common shares - our diluted Common shares and our diluted Class B Common shares.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended October 31,
	2020	2019

Net Income Attributable to Oil-Dri	$3,984	$3,536

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	128	271
Cumulative translation adjustment	272	(44)
Other Comprehensive Income	400	227
Total Comprehensive Income	$4,384	$3,763

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	For the Three Months Ended October 31
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, July 31, 2019	10,860,678	(3,251,288)	$1,086	$41,300	$164,756	$(56,543)	$(15,039)	$(14)	$135,546
Net Income (Loss)	—	—	—	—	3,536	—	—	(76)	3,460
Other Comprehensive Income	—	—	—	—	—	—	227	—	227
Dividends Declared	—	—	—	—	(1,766)	—	—	—	(1,766)
Purchases of Treasury Stock	—	(15,019)	—	—	—	(500)	—	—	(500)
Net issuance of stock under long-term incentive plans	18,977	(1,750)	2	58	—	(60)	—	—	—
Amortization of Restricted Stock	—	—	—	969	—	—	—	—	969
Balance, October 31, 2019	10,879,655	(3,268,057)	$1,088	$42,327	$166,526	$(57,103)	$(14,812)	$(90)	$137,936

Balance, July 31, 2020	10,886,405	(3,426,046)	$1,089	$44,993	$176,579	$(62,269)	$(12,254)	$(174)	$147,964
Net Income (Loss)	—	—	—	—	3,984	—	—	(35)	3,949
Other Comprehensive Income	—	—	—	—	—	—	400	—	400
Dividends Declared	—	—	—	—	(1,802)	—	—	—	(1,802)
Purchases of Treasury Stock	—	(26,993)	—	—	—	(978)	—	—	(978)
Net issuance of stock under long-term incentive plans	33,212	(200)	3	2	—	(6)	—	—	(1)
Amortization of Restricted Stock	—	—	—	784	—	—	—	—	784
Balance, October 31, 2020	10,919,617	(3,453,239)	$1,092	$45,779	$178,761	$(63,253)	$(11,854)	$(209)	$150,316

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Three Months Ended October 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2020	2019
Net Income	$3,949	$3,460
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,504	3,469
Stock-based compensation	784	969
Deferred income taxes	714	(31)
Provision for bad debts and cash discounts	(60)	189
(Gain) Loss on the sale of fixed assets	(1)	40
(Increase) Decrease in assets:
Accounts receivable	(4,196)	(980)
Inventories	462	371
Prepaid expenses	458	1,578
Other assets	(985)	316
Increase (Decrease) in liabilities:
Accounts payable	(1,435)	835
Accrued expenses	(8,106)	(3,812)
Deferred compensation	170	141
Pension and postretirement benefits	172	621
Other liabilities	1,135	(474)
Total Adjustments	(7,384)	3,232
Net Cash (Used in) Provided by Operating Activities	(3,435)	6,692

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,568)	(3,900)
Proceeds from sale of property, plant and equipment	3	—
Net Cash Used in Investing Activities	(3,565)	(3,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	—	(3,083)
Dividends paid	(1,803)	(1,761)
Purchase of treasury stock	(978)	(500)
Net Cash Used in Financing Activities	(2,781)	(5,344)
Effect of exchange rate changes on Cash and Cash Equivalents	182	(50)
Net Decrease in Cash and Cash Equivalents	(9,599)	(2,602)
Cash and Cash Equivalents, Beginning of Period	40,890	21,862
Cash and Cash Equivalents, End of Period	$31,291	$19,260

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Three Months Ended October 31,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$858	$1,043
Cash dividends declared and accrued, but not paid	$1,807	$1,766

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements and the related notes are condensed and should be read in conjunction with the Consolidated Financial Statements and related notes for the fiscal year ended July 31, 2020 included in our Annual Report on Form 10-K filed with the SEC.

The unaudited Condensed Consolidated Financial Statements include the accounts of Oil-Dri Corporation of America and its subsidiaries. All significant intercompany transactions are eliminated. Except as otherwise indicated herein or as the context otherwise requires, references to “Oil-Dri,” the “Company,” “we,” “us” or “our” refer to Oil-Dri Corporation of America and its subsidiaries.

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. In addition, certain prior year reclassifications were made to conform to the current year presentation. Operating results for the three months ended October 31, 2020 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2021.

In March 2020, the World Health Organization declared the recent novel coronavirus outbreak ("the coronavirus" or "COVID-19") a pandemic. Despite its continued spread and the adverse effects of COVID-19 on the overall economy and certain of the industries we serve, we have not experienced a significant decline in customer orders and sales in the first quarter of fiscal year 2021. However, the effects of COVID-19 are unprecedented, and therefore we are unable to ascertain the effects on our sales and net earnings for the balance of fiscal year 2021.

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

Summary of Significant Accounting Policies

Our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 have not materially changed. The following is a description of certain of our significant accounting policies.

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

We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $317,000 and $247,000 as of October 31, 2020 and July 31, 2020, respectively. This liability is reported in Other Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. Revenue recognized during the three months ended October 31, 2020 that was included in the liability for advance payments at the beginning of the period was $185,000.

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

Other Noncurrent Liabilities
On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into U.S. law. The CARES Act provides for, among other things, deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As permitted by the CARES Act, we deferred approximately $1,800,000 in payroll taxes as of October 31, 2020 and expect to defer the payment of payroll taxes for the remainder of 2020 to be paid equally in the fourth quarters of calendar years 2021 and 2022 representing approximately $2,500,000 in payroll taxes. The accrual for these payroll taxes is included in Other within Noncurrent Liabilities on the unaudited Condensed Consolidated Balance Sheet.

2. NEW ACCOUNTING PRONOUNCEMENTS AND REGULATIONS

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

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	October 31, 2020	July 31, 2020
Finished goods	$14,384	$14,500
Packaging	4,936	4,587
Other	4,173	4,806
Total Inventories	$23,493	$23,893

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We performed a detailed review of our inventory items to determine if an obsolescence reserve adjustment was necessary. The review surveyed all of our operating facilities and sales groups to ensure that both historical issues and new market trends were considered. The obsolescence reserve not only considered specific items, but also took into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at October 31, 2020 and July 31, 2020 were $970,000 and $926,000, respectively. Other Inventories includes a variety of items including clay, additives, fragrances and other supplies. Other inventory decreased due to increased production.

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
Level 3: Unobservable inputs.

Cash equivalents are primarily money market mutual funds classified as Level 1. We had $6,000 of cash equivalents as of October 31, 2020 and July 31, 2020, respectively, which are included in Cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheet.

Balances of accounts receivable and accounts payable approximated their fair values at October 31, 2020 and July 31, 2020 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $11,690,000 and $11,631,000 as of October 31, 2020 and July 31, 2020, respectively, and are classified as Level 2. The fair value was estimated using the exit price notion of fair value.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, other than goodwill, include trademarks, patents, customer lists and product registrations. Intangible amortization expense was $155,000 and $167,000 in the first three months of fiscal years 2021 and 2020. Estimated intangible amortization for the remainder of fiscal year 2021 is $432,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2022	$428
2023	$226
2024	$90
2025	$65
2026	$63

We have one acquired trademark recorded at a cost of $376,000 that was determined to have an indefinite life and is not amortized.

We performed our annual goodwill impairment analysis in the fourth quarter of fiscal year 2020 and no impairment was identified. There have been no triggering events that would indicate a new impairment analysis is needed. Although we have not identified any triggering events relating to goodwill or our intangibles, the ultimate effects of COVID-19 could change this assessment in the future.

6. OTHER CONTINGENCIES

We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business, including ongoing litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows. In June 2020, the Company received notice from a former service provider alleging a breach of contract regarding the payment of a contingency fee. Such party subsequently, in July 2020, filed a lawsuit seeking to require the Company to participate in binding mediation regarding this matter. Although we believe this claim to be without merit, as of July 31, 2020, we have determined a reasonable estimate of this liability within a range, with no amount within that range being a better estimate than any other amount, and have therefore recorded that estimate within Other accrued expenses. There have been no changes during the three months ended October 31, 2020 that would have changed this estimate. We believe that any loss related to this matter is unlikely to be material. However, the outcome of this legal matter is subject to significant uncertainties. The ability to predict the ultimate outcome of this legal matter involves judgments, estimates and inherent uncertainties. The actual outcome could differ materially from management’s estimates.

7. LEASES

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

We have no material finance leases, and variable costs for operating leases are immaterial for the first quarter of fiscal year 2021. Operating lease costs are included in Cost of Sales or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended
	October 31,
	2020	2019
Operating Lease Cost
Operating lease cost	$695	$517
Short-term operating lease cost	186	205

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended
	October 31,
	2020	2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$602	$432

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	October 31, 2020	July 31, 2020
Weighted-average remaining lease term - operating leases	9.4 years	9.4 years
Weighted-average discount rate - operating leases	3.98%	3.87%

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of October 31, (in thousands):

2020	$2,432
2021	1,791
2022	1,051
2023	950
2024	852
Thereafter	5,935
Total	13,011
Less: imputed interest	(2,309)
Net lease obligation	$10,702

8. ACCRUED EXPENSES

Accrued expenses is as follows (in thousands):

	October 31, 2020	July 31, 2020
Salaries, Wages, Commissions and Employee Benefits	$5,810	$14,798
Trade promotions and advertising	1,572	2,349
Freight	2,094	1,313
Real Estate Tax	1,488	1,658
Other	8,888	8,582
	$19,852	$28,700

The decrease in salaries, wages, commissions and employee benefits relates primarily to the payment of annual discretionary bonuses during the three months ended October 31, 2020. The accrual for trade promotions and advertising is lower for the three months ended October 31, 2020 than the prior fiscal year due to a shift in timing of advertising programs and expense. Freight rates increased during the three months ended October 31, 2020 resulting in a higher accrual.

9. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2020	2019
Service cost	$—	$488
Interest cost	—	509
Expected return on plan assets	—	(698)
Amortization of:
Other actuarial loss	170	357
Net periodic benefit cost	$170	$656

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2020	2019
Service cost	$35	$30
Interest cost	13	21
Amortization of:
Prior service costs	(1)	(1)
Net periodic benefit cost	$47	$50

The non-service cost components of net periodic benefit cost are included in Other Income (Expense) in the line item Other, net on the unaudited Condensed Consolidated Statements of Income.

The Pension Plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We were not required to make, and did not make, a voluntary contribution to the Pension Plan during the first quarter of fiscal year 2021. We have no minimum funding requirements for the remainder of fiscal year 2021.

The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three Months Ended October 31,
	2020	2019	2020	2019
Discount rate for net periodic benefit cost	2.14%	3.35%	1.63%	2.93%
Rate of increase in compensation levels	—%	3.50%	—	—
Long-term expected rate of return on assets	6.50%	7.00%	—	—

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

On January 9, 2020, we amended the SERP to freeze participation and any excess benefit, supplemental benefit or additional benefit effective March 1, 2020. Consequently, the SERP is closed to new participants and current participants no longer earn additional benefits on or after March 1, 2020. The SERP was terminated effective June 30, 2020. Any payment of benefits that would otherwise have been payable pursuant to the SERP plan on or after June 30, 2021 will instead be paid to each participant in the form of one lump sum, with such lump sum payment payable no earlier than June 30, 2021 and no later than June 8, 2022.

10. OPERATING SEGMENTS

We have two operating segments: (1) Business to Business Products Group and (2) Retail and Wholesale Products Group. These operating segments are managed separately and each segment's major customers have different characteristics. The Retail and Wholesale Products Group customers include: mass merchandisers; wholesale clubs; drugstore chains; pet specialty retail outlets; dollar stores; retail grocery stores; e-commerce retailers; distributors of industrial cleanup and automotive products; environmental service companies; and sports field product users. The Business to Business Products Group customers include: processors and refiners of edible oils, petroleum-based oils and biodiesel fuel; manufacturers of animal feed and agricultural chemicals; distributors of animal health and nutrition products; and marketers of consumer products. Our operating segments are also our reportable segments. The accounting policies of the segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended October 31,
Product	2020	2019	2020	2019
Cat Litter	$3,876	$3,697	$40,794	$36,379
Industrial and Sports	—	—	7,262	7,600
Agricultural and Horticultural	6,987	5,719	—	—
Bleaching Clay and Fluids Purification	12,641	12,223	519	665
Animal Health and Nutrition	4,018	4,839	—	—
Net Sales	$27,522	$26,478	$48,575	$44,644

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

	Assets
	October 31, 2020	July 31, 2020
	(in thousands)
Business to Business Products Group	$72,687	$72,987
Retail and Wholesale Products Group	101,170	95,838
Unallocated Assets	53,514	67,057
Total Assets	$227,371	$235,882

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

	For the Three Months Ended October 31,
	Net Sales		Income
	2020	2019	2020	2019
	(in thousands)
Business to Business Products Group	$27,522	$26,478	$8,196	$8,296
Retail and Wholesale Products Group	48,575	44,644	4,478	3,360
Net Sales	$76,097	$71,122
Corporate Expenses			(7,497)	(7,535)
Income from Operations			5,177	4,121
Total Other Expense, Net			(422)	(44)
Income before Income Taxes			4,755	4,077
Income Tax Expense			(806)	(617)
Net Income			3,949	3,460
Net Loss Attributable to Noncontrolling Interest			(35)	(76)
Net Income Attributable to Oil-Dri			$3,984	$3,536

11. STOCK-BASED COMPENSATION

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan, as amended (the “2006 Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,219,500. As of October 31, 2020, there were 354,146 shares available for future grants under this plan.

Restricted Stock

All of our non-vested restricted stock as of October 31, 2020 was issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 33,000 and 19,000 restricted shares of Common Stock granted during the first quarter of fiscal years 2021 and 2020, respectively. Stock-based compensation expense was $784,000 and $969,000 for the first quarter of fiscal years 2021 and 2020, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2020	390	$33.19
Granted	33	$36.08
Vested	(48)	$33.57
Non-vested restricted stock outstanding at October 31, 2020	375	$33.40

12. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of October 31, 2020 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2020	$(11,994)		$(260)	$(12,254)
Other comprehensive loss before reclassifications, net of tax	—		272	272
Amounts reclassified from accumulated other comprehensive income, net of tax	128	(a)	—	128
Net current-period other comprehensive income, net of tax	128		272	400
Balance as of October 31, 2020	$(11,866)		$12	$(11,854)

(a) Amount is net of tax expense of $40,530. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 9 of the Notes to unaudited Condensed Consolidated Financial Statements for further information.

13. RELATED PARTY TRANSACTIONS

One member of our Board of Directors (the “Board”) retired from the role of President and Chief Executive Officer of a customer of ours in September 2019 and is currently party to a post-employment agreement with the customer. Total net sales to that customer, including sales to subsidiaries of that customer, were $110,000 and $111,000 for the first quarter of fiscal years 2021 and 2020, respectively. Outstanding accounts receivable from that customer, and its subsidiaries, were $5,000 and $0 at October 31, 2020 and July 31, 2020, respectively.
One member of our Board is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $92,000 and $38,000 for the first quarter of fiscal years 2021 and 2020, respectively. There were no outstanding accounts payable to that vendor as of October 31, 2020 or July 31, 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our Consolidated Financial Statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other clay-like sorbent materials. Our principal products include agricultural and horticultural chemical carriers, animal health and nutrition products, bleaching clay and fluid purification aids, cat litter, industrial and automotive floor absorbents and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: Retail and Wholesale Products Group and Business to Business Products Group, as described in Note 10 of the Notes to unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

OVERVIEW

In December 2019, COVID-19 was reported in China and has subsequently spread worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. While we saw changes to consumer purchasing patterns for certain products in response to the pandemic and certain increases in our costs arising out of the pandemic outbreak and continued spread of COVID-19, there has not, to date, been a significant impact to our business as a whole. All of our facilities, with the exception of our subsidiary in China (which, as noted below, has subsequently resumed operations), have continued to operate as essential businesses as permitted under exceptions in the applicable shelter-in-place mandates due to our inclusion in the Critical Manufacturing Sector as defined by the U.S. Department of Homeland Security and other functions defined as essential by government authorities. Our subsidiary in China, which experienced certain disruptions as a result of government restrictions at the onset of the pandemic, returned to operations in the third quarter of fiscal year 2020. Our top priority has been, and continues to be, the safety and health of our employees, contractors, and customers. We have adhered and continue to adhere to guidance from the U.S. Centers for Disease Control and Prevention (CDC) and local health and governmental authorities with respect to social distancing and physical separation. Additionally, we have increased cleaning and sanitation programs at each of our facilities. As a result, we have not experienced any shut downs due to workforce absences or illnesses.
As further discussed below, our consolidated net sales have increased in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020. Despite the increase in sales, we have not experienced any significant issues collecting amounts due from customers to date. However, parts of our business have been negatively impacted by the COVID-19 outbreak. Sales of our industrial and sports businesses declined as many businesses and sports fields remain shut down. In the long-term, we foresee that our sports product sales will improve back to pre-pandemic volumes with the expected re-opening of baseball and softball at all levels in 2021. As discussed below in "Foreign Operations," sales for our industrial granules in the United Kingdom are lower due to restrictions imposed by the United Kingdom government in response to COVID-19. In addition, while sales of our fluids purification products are higher in the first three months of fiscal year 2021 than fiscal year 2020, COVID-19 has, on a whole, negatively impacted the sales of these products. Reduced travel and, to a lesser extent, our inability due to COVID-19 to participate in our customer's plant tests of our fluids purification products has impeded our sales in recent months. Sales of our animal health products in Latin America, Africa and Asia have also been somewhat impacted as COVID-19 changed our customers' purchasing patterns.
Consolidated gross profit has not been significantly impacted by COVID-19. We did experience some delays of incoming materials from three suppliers due to COVID-19. However, it did not impact our ability to fulfill customer orders and we continue to monitor our suppliers. In general, our suppliers have either remained open or we have found new suppliers. While we have experienced some increase in transportation costs as discussed further below, we have been able to successfully navigate delays in overseas vessel deliveries of our products by increasing our safety stock as well as finding other providers. We have incurred additional cleaning and sanitation costs to comply with the CDC guidelines, but these costs did not have a significant impact on our consolidated gross profit. In addition, we have experienced a decrease in travel costs as our employees have not been traveling during the outbreak.
We are closely monitoring the continued spread and effects of the outbreak of COVID-19 on all aspects of our business, including how it has and may impact our suppliers and customers as well as the effects of the pandemic on economic conditions and the financial markets. We have not experienced any significant impacts or interruptions and we will continue to closely monitor our inventory levels to mitigate the risk of any potential supply interruptions or changes in customer demand. The impacts of COVID-19 and related economic conditions on our future results are uncertain at this time. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve (and in many cases, rapidly) and in ways that are difficult or impossible to anticipate. In addition, because COVID-19 did not materially impact our financial results to date and it remains uncertain whether and how consumers will modify their purchasing habits in response to COVID-19 and continued or reduced government restrictions, these results may not be indicative of the impact that COVID-19 may have on our results for the remainder of fiscal year 2021.
The impacts of COVID-19 to our specific operating segments are discussed below.

THREE MONTHS ENDED OCTOBER 31, 2020 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2019

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended October 31, 2020 were $76,097,000, a 7% increase compared to net sales of $71,122,000 for the three months ended October 31, 2019. Net sales increased for both our Retail and Wholesale Products Group and Business to Business Products Group. Segment results are discussed further below.
Consolidated gross profit for the first three months of fiscal year 2021 was $20,304,000, or 27% of net sales, compared to $19,935,000, or 28% of net sales, for the first three months of fiscal year 2020. While we incurred additional employee compensation costs to meet increased customer demand as well as cleaning and sanitation costs due to COVID-19, these costs did not have a significant impact on our consolidated gross profit. In addition, the majority of our suppliers have remained open and have been able to meet our increased demand. Higher freight, packaging, and to some extent, materials costs and non-fuel costs per manufactured ton, drove the decrease in gross profit. Freight costs per manufactured ton increased approximately 6% for the first three months of fiscal year 2021 compared to the same period in fiscal year 2020 as the result of higher transportation rates due to a national driver shortage and tight trucking capacity in part caused by the return of non-essential businesses and the pre-holiday build driven by both e-commerce and brick and mortar retailers. Our overall freight costs also vary between periods depending on the mix of products sold and the geographic distribution of our customers. Packaging costs per manufactured ton for the first three months of fiscal year 2021 were approximately 6% higher compared to the first three months of fiscal year 2020 due to product mix. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices. Our materials costs per manufactured ton were also slightly higher compared to the first three months of the prior fiscal year. In contrast, the cost of natural gas used to operate kilns that dry our clay was approximately 9% lower per manufactured ton in the first three months of fiscal year 2021 compared to the first three months of fiscal year 2020.

Total SG&A expenses were $15,127,000 for the first three months of fiscal year 2021, a 4% decrease compared to $15,814,000 for the first three months of fiscal year 2020. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments. The remaining unallocated corporate expenses were flat in fiscal year 2021 compared to fiscal year 2020.

Other expense of $422,000 for the first quarter of fiscal year 2021 included unfavorable exchange rate losses and higher interest expense due to the new debt agreement entered into in the third quarter of fiscal year 2020.

Consolidated net income before taxes for the first three months of fiscal year 2021 was $4,755,000, a 17% increase from net income before taxes of $4,077,000 for the first three months of fiscal year 2020. Results for the first three months of fiscal year 2021 were driven by the factors discussed above, including higher sales, lower natural gas costs and lower SG&A expenses, which more than offset the increase in freight and packaging costs.

The tax expense for the first three months of fiscal year 2021 was $806,000 (an effective tax rate of approximately 17%) compared to $617,000 for the first three months of fiscal year 2020 (an effective tax rate of approximately 15%). An estimated annual effective tax rate was used in both periods to determine the provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first three months of fiscal year 2021 increased compared to the first three months of fiscal year 2020. Net sales were $27,522,000, an increase of $1,044,000, or 4%, from net sales of $26,478,000 for the first three months of fiscal year 2020. Net sales of our agricultural and horticultural chemical carrier products increased approximately 22% for the first three months of fiscal year 2021 compared to the same period in fiscal year 2020. The increase in net sales was attributable to an expected shift in timing of sales to one of our largest customers from the last three months of fiscal year 2020 to the first three months of fiscal year 2021 due to that customer resuming its production schedule after it experienced various supplier delays due to COVID-19. Additionally, agricultural sales increased due to a new business application of our Agsorb product to an existing customer and increased sales to existing customers in the first three months of fiscal year 2021. Net sales of our fluids purification products increased approximately 3% compared to the first three months of the prior fiscal year. Net sales increased despite the negative impacts of COVID-19. Reduced travel due to COVID-19 decreased the sales of our jet fuel fluids purification products. However, we experienced sales improvement in Europe due to one of our significant customers increasing its purchases from us during the first three months of fiscal year 2021. Further, sales were stronger in Africa and Latin America due to increased sales by existing customers despite the currency rates in Brazil continuing to negatively impact our business in Latin America. The increases in net sales to Latin America and Europe were partially offset by lower sales to North America due to the high quality of oil and therefore less need for our clay products and lower sales to Asia due to price competition. Sales of our co-packaged coarse cat litter increased approximately 5% during the first months of fiscal year 2021 compared to the prior fiscal year as consumers continued to buy more cat litter. These higher sales were partially offset by lower sales of our animal health products. Net sales of our animal health and nutrition products decreased approximately 17% during the first three months of fiscal year 2021 compared to the first three months of the prior year. Net sales of our animal feed additives declined primarily in Latin America and Africa, while sales in China increased. See “Foreign Operations” below for a discussion of sales in China. Net sales were lower in Latin America compared to the same period in the prior fiscal year due to changes in a distributor while decreases in net sales in Africa changed due to timing of a key customer's purchasing due to COVID-19. We anticipate that sales to this key customer will resume over the next nine months of fiscal year 2021.

SG&A expenses for the Business to Business Products Group decreased approximately 5% for the first three months of fiscal year 2021 compared to the same period of the prior year. The decrease in SG&A is attributable to various expenses, but was particularly impacted by fewer travel costs due to COVID-19.

The Business to Business Products Group’s operating income for the first three months of fiscal year 2021 was $8,196,000, a decrease of $100,000, or 1%, from operating income of $8,296,000 for the first three months of fiscal year 2020. The decrease in operating income was driven primarily by the higher freight and packaging costs discussed in “Consolidated Results” above.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first three months of fiscal year 2021 were $48,575,000, an increase of $3,931,000, or 9%, from net sales of $44,644,000 for the first three months of fiscal year 2020. Sales of cat litter drove the net sales increase. Total cat litter net sales were approximately 12% higher compared to the first three months of the prior fiscal year, with increased sales of both private label and branded scoopable litter. We gained business from both new customers and from new items sold to existing customers for both private label and branded scoopable litter. In addition, in-store promotions resulted in increased sales. Further, an increase in e-commerce sales, where the customer base differs from brick and mortar customers, continues to increase cat litter sales. The impact of COVID-19 on increased pet adoption continues to boost sales as well as the overall macro trend of increased spending on pets. Cat litter sales by our subsidiary in Canada further contributed to the sales increase, as discussed in “Foreign Operations” below. Also included in the Retail and Wholesale Products Group's results were lower sales of our industrial and sports products compared to the first three months of fiscal year 2020. Sales of our industrial and sports products decreased approximately 4% compared to the three months of fiscal year 2020, primarily driven by the continued impact of businesses and sports fields shutting down and/or reducing operations due to COVID-19.

SG&A expenses for the Retail and Wholesale Products Group were lower during the first three months of fiscal year 2021 compared to the first three months of fiscal year 2020 by approximately 9%. This decrease relates primarily to lower advertising expense during the first three months of fiscal year 2021 based on the timing our our strategic advertising programs. We expect that advertising expense for the remainder of fiscal year 2021 will be consistent with the prior fiscal year on an aggregate basis.

The Retail and Wholesale Products Group's operating income for the first three months of fiscal year 2021 was $4,478,000, an increase of $1,118,000, or 33%, from operating income of $3,360,000 for the first three months of fiscal year 2020. The improved operating income was driven by the higher sales described above and by lower advertising and natural gas costs discussed in “Consolidated Results” which more than offset the higher freight and packaging costs which are also discussed in "Consolidated Results" above.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China, Mexico and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first three months of fiscal year 2021 were $4,136,000, an increase of $487,000, or 13%, compared to net sales of $3,649,000 during the first three months of fiscal year 2020. All of our foreign operations, with the exception of the United Kingdom, experienced an increase in net sales during the first three months of fiscal year 2021 compared to fiscal year 2020. Cat litter sales for our Canada subsidiary increased in the first three months of fiscal year 2021 due to new product sales; higher sales to existing customers; in-store promotions; and some pantry loading in eastern Canada due to a second COVID-19 wave. Despite the continued impacts of the African Swine Fever to pork consumption, sales of our animal health products in China were higher during the first three months of fiscal year 2021 compared to fiscal year 2020 due to a new contract with an existing customer. Higher sales for these subsidiaries were partially offset by lower net sales for our subsidiary in the United Kingdom. The effect of COVID-19 lockdowns and restrictions on the industry in Europe has, to some extent, reduced demand for our industrial floor granules. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales during the first three months of both fiscal years 2021 and 2020.

Our foreign subsidiaries reported a net loss of $212,000 for the first three months of fiscal year 2021, compared to a net loss of $68,000 for the first three months of fiscal year 2020. The net loss was primarily driven by lower net sales for our subsidiary in the United Kingdom. In addition, the majority of our foreign subsidiaries experienced losses due to unfavorable exchange rates.

Identifiable assets of our foreign subsidiaries as of October 31, 2020 were $11,991,000, compared to $9,712,000 as of October 31, 2019. The increase was attributed primarily to working capital contributed to our subsidiary in Mexico during the third quarter of fiscal year 2020 that has not yet been used as well as an increase in inventory for our subsidiaries in Canada, China and Indonesia in anticipation of meeting customer needs and thwarting any potential supply chain disruptions due to COVID-19.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; making pension contributions; and, from time to time, business acquisitions. During the first three months of fiscal year 2021, we principally funded these requirements using cash from current operations as well as cash generated in the fourth quarter of fiscal year 2020 from borrowings and a one-time receipt of cash related to licensing of certain of our patents.

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
The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended October 31,
	2020	2019
Net cash (used in) provided by operating activities	$(3,435)	$6,692
Net cash used in investing activities	(3,565)	(3,900)
Net cash used in financing activities	(2,781)	(5,344)
Effect of exchange rate changes on cash and cash equivalents	182	(50)
Net decrease in cash and cash equivalents	$(9,599)	$(2,602)

Net cash (used in) provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first three months of fiscal years 2021 and 2020 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $4,256,000 in the first three months of fiscal year 2021 compared to an increase of $791,000 in the first three months of fiscal year 2020. Higher sales in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020 drove the increase in accounts receivable as of October 31, 2020. The variation in accounts receivable balances also reflects differences in the level and timing of collections as well as the payment terms provided to various customers.

Inventory decreased $462,000 in the first three months of fiscal year 2021 compared to a decrease of $371,000 in the first three months of fiscal year 2020 due to decreases in other inventory and finished goods. Other inventory includes a variety of items including clay, additives, fragrances and other supplies. Other inventory decreased due to increased demand during the first three months of fiscal year 2021. Finished goods decreased during the first three months of fiscal year 2021 due to higher sales. Packaging and other purchased materials inventory decreased as of October 31, 2019 due to higher production and efforts to better manage our safety stock levels.

Prepaid expenses decreased $458,000 in the first three months of fiscal year 2021. Lower prepaid advertising costs partially offset by higher prepaid repairs drove the overall decrease in prepaid expenses. Lower prepaid advertising costs also drove the decrease of $1,578,000 in the first quarter of fiscal year 2020.

Other assets increased $985,000 in the first three months of fiscal year 2021 compared to a decrease of $316,000 in the first three months of fiscal year 2020. The increase in other assets relates to an increase in capitalized pre-production mining costs. The decrease during the first three months of fiscal year 2020 related to amortization of our operating lease right-of-use lease assets.

Accounts payable, including income taxes payable, decreased $1,435,000 in the first three months of fiscal year 2021 compared to an increase of $835,000 in the first three months of fiscal year 2020. Lower trade and freight payables drove the decrease in accounts payable in the first three months of fiscal year 2021. Trade and freight payables vary in both periods due to the timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms. Higher accrued income taxes drove the increase in the first three months of fiscal year 2020.

Accrued expenses decreased $8,106,000 in the first three months of fiscal year 2021 compared to a decrease of $3,812,000 in the first three months of fiscal year 2020. The payout of the prior fiscal year's discretionary incentive bonus reduced accrued salaries in both fiscal years, but to a greater extent in fiscal year 2021 as the accrual was higher in the prior fiscal year. Accrued advertising also decreased in the first three months of fiscal year 2021. Theses decreases were partially offset by an increase in accrued freight. In contrast, the decrease in accrued expenses in the first three months of fiscal year 2020 related to a decrease in accrued freight. Accrued freight can vary with freight rates, timing of shipments, and production requirements. In addition, accrued plant expenses can also fluctuate due to timing of payments, changes in the cost of goods and services we purchase, production volume levels and vendor payment terms.

Other liabilities increased $1,135,000 in the first three months of fiscal year 2021 compared to a decrease of $474,000 in the first three months of fiscal year 2020. The increase in other liabilities for the first three months of fiscal year 2021 relates to the deferral of employer taxes under the CARES Act as further described in Note 1 of the Notes to unaudited Condensed Financial Statements. The decrease in fiscal year 2020 is due to a reclassification of the deferred lease liability to operating lease liabilities.

Net cash used in investing activities

Cash used in investing activities was $3,565,000 in the first three months of fiscal year 2021 compared to cash used in investing activities of $3,900,000 in the first three months of fiscal year 2020. Cash used for capital expenditures was slightly lower for the first three months of fiscal year 2021 than fiscal year 2020.

Net cash used in financing activities

Cash used in financing activities of $2,781,000 in the first three months of fiscal year 2021 was lower than cash used in financing activities of $5,344,000 in the first three months of fiscal year 2020. The first three months of fiscal year 2020 included the semi-annual payment on the then existing notes payable. The remaining notes payable were paid in the fourth quarter of fiscal year 2020 and replaced by a new notes payable agreement as further described below. No payments on the new notes payable agreement are yet due.

Other

Total cash and investment balances held by our foreign subsidiaries of $3,221,000 as of October 31, 2020 were slightly higher than the October 31, 2019 balances of $3,042,000. See further discussion in “Foreign Operations” above.

On January 31, 2019, we signed a fifth amendment to our credit agreement with BMO Harris Bank N.A. (“BMO Harris”), which expires on January 31, 2024. The agreement provides for a $45,000,000 unsecured revolving credit agreement and a maximum of $10,000,000 for letters of credit. The agreement terms also state that we may select a variable interest rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of October 31, 2020, the variable rates would have been 3.50% for the BMO Harris prime-based rate or 1.47% for the three-month LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of October 31, 2020 and 2019, we were in compliance with the covenants. There were no borrowings during the first three months of either fiscal year 2020 or 2021.

On May 15, 2020, we entered into a new debt instrument pursuant to which, among other things, we issued $10,000,000 in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 and entered into an amended note agreement that provides the Company with the ability to request, from time to time until May 15, 2023 (or such earlier date as provided for in the agreement), additional senior unsecured notes of the Company in an aggregate principal amount of up to $75,000,000 minus the aggregate principal amount of the notes then outstanding and the additional notes that have been accepted for purchase. The issuance of such additional notes is at the discretion of the noteholders and purchasers and on an uncommitted basis. As of October 31, 2020 outstanding notes payable were $9,857,000, net of $143,000 of unamortized debt issuance costs.

As of October 31, 2020, we had remaining authority to repurchase 871,616 shares of Common Stock and 278,250 shares of Class B Stock under a repurchase plan approved by our Board of Directors (the “Board”). Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management pursuant to the repurchase plan approved by our Board.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, deferred compensation payouts, dividend payments and debt service obligations for at least the next 12 months. We expect capital expenditures in fiscal year 2021 to be greater than in fiscal year 2020. We do not believe that these increased expenditures will dramatically impact our cash position; however our cash requirements are subject to change as business conditions warrant and opportunities arise. Our anticipated advertising expense for fiscal year 2021 is expected to be flat as compared to fiscal year 2020.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The Company's operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended July 31, 2020. There have been no material changes to our risk factors since the Company's Annual Report on Form 10-K for the year ended July 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2020, we did not sell any securities which were not registered under the Securities Act of 1933. The following charts summarize our Common Stock and Class B stock purchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES[1]
	(a)	(b)	(c)	(d)
For the Three Months Ended October 31, 2020	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[3]
Common Stock
August 1, 2020 to August 31, 2020	—	$—	—	887,934
September 1, 2020 to September 30, 2020	—	$—	—	887,934
October 1, 2020 to October 31, 2020	16,318	$36.32	10,671	871,616
Class B Stock
August 1, 2020 to August 31, 2020	—	$—	—	288,925
September 1, 2020 to September 30, 2020	—	$—	—	288,925
October 1, 2020 to October 31, 2020	10,675	$36.11	—	278,250

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common and Class B Stock. No shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 filed with the SEC.

2 Includes 5,647 of Common stock shares and 10,675 Class B shares surrendered by employees to pay taxes related to restricted stock awards.

3 Our Board of Directors authorized the repurchase of 250,000 shares of Common Stock on June 14, 2012 and an additional 750,000 shares of Common Stock on March 11, 2019. These authorizations do not have a stated expiration date. Our Board of Directors authorized the repurchase of 300,000 shares of Class B stock on March 21, 2018. The share numbers in this column indicate the number of shares of Common and Class B Stock that may yet be repurchased under these authorizations. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management.

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

ITEM 5.  OTHER INFORMATION

On December 4, 2020, the Company entered into the fourth amendment (the “Amendment”) to the Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001 between A&M Products Manufacturing Company, a subsidiary of The Clorox Company, and Oil-Dri Corporation of America (as amended by the First Amendment, dated December 13, 2002, the Second Amendment, dated October 15, 2007, and the Third Amendment, dated May 27, 2016, the “Memorandum Agreement”). The Amendment extends the initial term of the Memorandum Agreement. The foregoing is a brief description of the material terms of the Amendment and does not purport to be a complete description of the rights and obligations of the parties thereunder. The foregoing description is qualified in its entirety by reference to the Amendment, which is filed as an exhibit to this Quarterly Report on Form 10Q.

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference
10.1†	Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001 between A&M Products Manufacturing Company and Oil-Dri.	Filed herewith.

10.2†	Second Amendment, dated as of October 15, 2007, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.	Filed herewith.

10.3†	Third Amendment, dated as of May 27, 2016, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.	Filed herewith.

10.4†	Fourth Amendment, dated as of December 4, 2020, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.	Filed herewith.

10.5†	Exclusive Supply Agreement dated May 19, 1999 between Church & Dwight Co., Inc. and Oil-Dri.	Filed herewith.

11	Statement re: Computation of Earnings Per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a–14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosures.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101	Filed herewith.

† Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. A copy of the omitted portions will be furnished supplementally to the Securities and Exchange Commission upon request.

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

Dated:  December 7, 2020