Form 10-Q
period 2021-01-31
Oil-Dri Corp of America
filed 2021-03-11
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 31, 2021
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2021.
Common Stock – 5,363,184 Shares and Class B Stock – 2,066,650 Shares

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those statements elsewhere in this report and other documents that we file with the Securities and Exchange Commission (“SEC”), contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” “potential,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including, but not limited to, those described herein and in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

“Oil-Dri” and “Agsorb” are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	January 31, 2021	July 31, 2020
Current Assets
Cash and cash equivalents	$30,708	$40,890
Accounts receivable, less allowance of $1,062 and $1,078 at January 31, 2021 and July 31, 2020, respectively	38,896	34,911
Inventories	23,655	23,893
Prepaid repairs expense	5,808	5,662
Prepaid expenses and other assets	3,720	3,064
Total Current Assets	102,787	$108,420

Property, Plant and Equipment
Cost	265,713	261,988
Less accumulated depreciation and amortization	(174,060)	(169,040)
Total Property, Plant and Equipment, Net	91,653	92,948

Other Assets
Goodwill	9,262	9,262
Other intangibles, net of accumulated amortization of $518 and $457 at January 31, 2021 and July 31, 2020, respectively	1,683	1,566
Customer list, net of accumulated amortization of $7,104 and $6,887 at January 31, 2021 and July 31, 2020, respectively	681	898
Deferred income taxes	6,554	7,302
Operating lease right-of-use assets	8,741	9,816
Other	6,836	5,670
Total Other Assets	33,757	34,514

Total Assets	$228,197	$235,882

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	January 31, 2021	July 31, 2020
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	7,276	12,529
Dividends payable	1,799	1,808
Operating lease liabilities	2,043	2,170
Accrued expenses	22,811	28,700
Total Current Liabilities	34,929	46,207

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $136 and $150 at January 31, 2021 and July 31, 2020, respectively	8,864	8,848
Deferred compensation	5,725	5,140
Pension and postretirement benefits	14,374	15,140
Long-term operating lease liabilities	8,165	9,135
Other	3,699	3,448
Total Noncurrent Liabilities	40,827	41,711

Total Liabilities	75,756	87,918

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,524,476 shares at January 31, 2021 and 8,449,003 shares at July 31, 2020	853	845
Class B Stock, par value $.10 per share, issued 2,413,141 shares at January 31, 2021 and 2,437,402 shares at July 31, 2020	241	244
Additional paid-in capital	46,890	44,993
Retained earnings	181,265	176,579
Noncontrolling interest	(220)	(174)
Accumulated Other Comprehensive Loss:
Pension and postretirement benefits	(11,665)	(11,994)
Cumulative translation adjustment	148	(260)
Total Accumulated Other Comprehensive Loss	(11,517)	(12,254)
Less Treasury Stock, at cost (3,161,292 Common and 346,491 Class B shares at January 31, 2021 and 3,090,230 Common and 335,816 Class B shares at July 31, 2020)	(65,071)	(62,269)
Total Stockholders’ Equity	152,441	147,964

Total Liabilities & Stockholders’ Equity	$228,197	$235,882

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income
(in thousands, except for per share amounts)

	(unaudited)
	For the Six Months Ended January 31,
	2021	2020

Net Sales	$150,597	$142,127
Cost of Sales	(112,121)	(103,234)
Gross Profit	38,476	38,893
Selling, General and Administrative Expenses	(29,055)	(28,899)
Income from Operations	9,421	9,994

Other Income (Expense)
Interest expense	(356)	(206)
Interest income	40	190
Other, net	807	(143)
Total Other Income (Expense), Net	491	(159)

Income Before Income Taxes	9,912	9,835
Income Tax Expense	(1,675)	(1,626)
Net Income	8,237	8,209
Net Loss Attributable to Noncontrolling Interest	(46)	(157)
Net Income Attributable to Oil-Dri	8,283	8,366

Net Income Per Share (1)
Basic Common	$1.20	$1.19
Basic Class B Common	$0.89	$0.89
Diluted Common	$1.17	$1.17
Diluted Class B Common	$0.88	$0.88
Average Shares Outstanding
Basic Common	5,149	5,164
Basic Class B Common	1,930	2,045
Diluted Common	5,265	5,251
Diluted Class B Common	1,972	2,070
Dividends Declared Per Share
Basic Common	$0.5200	$0.5000
Basic Class B Common	$0.3900	$0.3750

(1) Our Form 10-Q for the six months ended January 31, 2021 and 2020 reflects a change in presentation for net income per share. We have historically disclosed net income per share for our diluted Common and Class B Common shares in total. As we have two classes of common shares, we have elected to change our net income per share presentation to reflect net income per share for both of our classes of common shares - our diluted Common shares and our diluted Class B Common shares.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Six Months Ended January 31,
	2021	2020

Net Income Attributable to Oil-Dri	$8,283	$8,366

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	329	5,548
Cumulative translation adjustment	408	(98)
Other Comprehensive Income	737	5,450
Total Comprehensive Income	$9,020	$13,816

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended January 31,
	2021	2020

Net Sales	$74,500	$71,005
Cost of Sales	(56,328)	(52,047)
Gross Profit	18,172	18,958
Selling, General and Administrative Expenses	(13,928)	(13,085)
Income from Operations	4,244	5,873

Other Income (Expense)
Interest expense	(164)	(103)
Interest income	15	92
Other, net	1,062	(104)
Total Other Income (Expense), Net	913	(115)

Income Before Income Taxes	5,157	5,758
Income Tax Expense	(869)	(1,009)
Net Income	4,288	4,749
Net Loss Attributable to Noncontrolling Interest	(11)	(81)
Net Income Attributable to Oil-Dri	4,299	4,830

Net Income Per Share (1)
Basic Common	$0.62	$0.68
Basic Class B Common	$0.47	$0.51
Diluted Common	$0.61	$0.67
Diluted Class B Common	$0.46	$0.51
Average Shares Outstanding
Basic Common	5,150	5,181
Basic Class B Common	1,934	2,039
Diluted Common	5,253	5,277
Diluted Class B Common	1,967	2,067
Dividends Declared Per Share
Basic Common	$0.2600	$0.2500
Basic Class B Common	$0.1950	$0.1875
(1) Our Form 10-Q for the three months ended January 31, 2021 and 2020 reflects a change in presentation for net income per share. We have historically disclosed net income per share for our diluted Common and Class B Common shares in total. As we have two classes of common shares, we have elected to change our net income per share presentation to reflect net income per share for both of our classes of common shares - our diluted Common shares and our diluted Class B Common shares.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended January 31,
	2021	2020

Net Income Attributable to Oil-Dri	$4,299	$4,830

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	201	5,277
Cumulative translation adjustment	136	(54)
Other Comprehensive Income	337	5,223
Total Comprehensive Income	$4,636	$10,053
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	For the Three Months Ended January 31
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, October 31, 2019	10,879,655	(3,268,057)	$1,088	$42,327	$166,526	$(57,103)	$(14,812)	$(90)	$137,936
Net Income (Loss)	—	—	—	—	4,830	—	—	(81)	4,749
Other Comprehensive Income	—	—	—	—	—	—	5,223	—	5,223
Dividends Declared	—	—	—	—	(1,766)	—	—	—	(1,766)
Purchases of Treasury Stock	—	(602)	—	—	—	(23)	—	—	(23)
Net issuance of stock under long-term incentive plans	1,500	(400)	—	12	—	(12)	—	—	—
Amortization of Restricted Stock	—	—	—	810	—	—	—	—	810
Balance, January 31, 2020	10,881,155	(3,269,059)	$1,088	$43,149	$169,590	$(57,138)	$(9,589)	$(171)	$146,929

Balance, October 31, 2020	10,919,617	(3,453,239)	$1,092	$45,779	$178,761	$(63,253)	$(11,854)	$(209)	$150,316
Net Income (Loss)	—	—	—	—	4,299	—	—	(11)	4,288
Other Comprehensive Income	—	—	—	—	—	—	337	—	337
Dividends Declared	—	—	—	—	(1,795)	—	—	—	(1,795)
Purchases of Treasury Stock	—	(33,594)	—	—	—	(1,211)	—	—	(1,211)
Net issuance of stock under long-term incentive plans	18,000	(20,950)	2	605	—	(607)	—	—	—
Amortization of Restricted Stock	—	—	—	506	—	—	—	—	506
Balance, January 31, 2021	10,937,617	(3,507,783)	1,094	46,890	181,265	(65,071)	(11,517)	(220)	152,441

	For the Six Months Ended January 31, 2021
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders' Equity
Balance, July 31, 2019	10,860,678	(3,251,288)	$1,086	$41,300	$164,756	$(56,543)	$(15,039)	$(14)	$135,546
Net Income (Loss)	—	—	—	—	8,366	—	—	(157)	8,209
Other Comprehensive Income	—	—	—	—	—	—	5,450	—	5,450
Dividends Declared	—	—	—	—	(3,532)	—	—	—	(3,532)
Purchases of Treasury Stock	—	(15,621)	—	—	—	(523)	—	—	(523)
Net issuance of stock under long-term incentive plans	20,477	(2,150)	2	70	—	(72)	—	—	—
Amortization of Restricted Stock	—	—	—	1,779	—	—	—	—	1,779
Balance, January 31, 2020	10,881,155	(3,269,059)	$1,088	$43,149	$169,590	$(57,138)	$(9,589)	$(171)	$146,929

Balance, July 31, 2020	10,886,405	(3,426,046)	$1,089	$44,993	$176,579	$(62,269)	$(12,254)	$(174)	$147,964
Net Income (Loss)	—	—	—	—	8,283	—	—	(46)	8,237
Other Comprehensive Income	—	—	—	—	—	—	737	—	737
Dividends Declared	—	—	—	—	(3,597)	—	—	—	(3,597)
Purchases of Treasury Stock	—	(60,587)	—	—	—	(2,189)	—	—	(2,189)
Net issuance of stock under long-term incentive plans	51,212	(21,150)	5	607	—	(613)	—	—	(1)
Amortization of Restricted Stock	—	—	—	1,290	—	—	—	—	1,290
Balance, January 31, 2021	10,937,617	(3,507,783)	$1,094	$46,890	$181,265	$(65,071)	$(11,517)	$(220)	$152,441

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Six Months Ended January 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2021	2020
Net Income	$8,237	$8,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,065	6,929
Stock-based compensation	1,290	1,779
Deferred income taxes	742	312
Provision for bad debts and cash discounts	(38)	221
Loss on the sale of fixed assets	12	116
Curtailment gain on SERP Plan	—	(1,296)
(Increase) Decrease in assets:
Accounts receivable	(3,798)	(434)
Inventories	412	1,508
Prepaid expenses	(760)	1,561
Other assets	(266)	731
Increase (Decrease) in liabilities:
Accounts payable	(3,901)	2,661
Accrued expenses	(5,201)	(1,602)
Deferred compensation	585	163
Pension and postretirement benefits	(437)	(5,536)
Other liabilities	(857)	(1,052)
Total Adjustments	(5,152)	6,061
Net Cash Provided by Operating Activities	3,085	14,270

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,598)	(7,286)
Proceeds from sale of property, plant and equipment	3	—
Net Cash Used in Investing Activities	(7,595)	(7,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	—	(3,083)
Dividends paid	(3,606)	(3,527)
Purchases of treasury stock	(2,189)	(523)
Net Cash Used in Financing Activities	(5,795)	(7,133)
Effect of exchange rate changes on Cash and Cash Equivalents	123	(144)
Net Decrease in Cash and Cash Equivalents	(10,182)	(293)
Cash and Cash Equivalents, Beginning of Period	40,890	21,862
Cash and Cash Equivalents, End of Period	$30,708	$21,569

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Six Months Ended January 31,
	2021	2020
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$829	$628
Cash dividends declared and accrued, but not paid	$1,799	$1,766

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. In addition, certain prior year reclassifications were made to conform to the current year presentation. Operating results for the three and six months ended January 31, 2021 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2021.

In March 2020, the World Health Organization declared the recent novel coronavirus outbreak (“the coronavirus” or “COVID-19”) a pandemic. Despite its continued spread and the adverse effects of COVID-19 on the overall economy and certain of the industries we serve, we have not experienced a significant decline in customer orders and sales in the first six months of fiscal year 2021. However, the effects of COVID-19 are unprecedented, and therefore we are unable to ascertain the effects on our sales and net earnings for the balance of fiscal year 2021.

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

Leases. ASC 842, Leases, provides that a contract is, or contains, a lease if it conveys the right to control the use of an identified asset and, accordingly, a lease liability and a related right-of-use (“ROU”) asset is recognized at the commencement date on our consolidated balance sheet. As provided in ASC 842, we have elected not to apply these measurement and recognition requirements to short-term leases (i.e., leases with a term of 12 months or less). Short-term leases will not be recorded as ROU assets or lease liabilities on our consolidated balance sheet, and the related lease payments will be recognized in net earnings on a straight-line basis over the lease term. For leases other than short-term leases, the lease liability is equal to the present value of unpaid lease payments over the remaining lease term. The lease term may reflect options to extend or terminate the lease when it is reasonably certain that such options will be exercised. To determine the present value of the lease liability, we used an incremental borrowing rate, which is defined as the rate of interest we would have to pay to borrow (on a collateralized basis over a similar term) an amount equal to the lease payments in similar economic environments. The ROU asset is based on the corresponding lease liability adjusted for certain costs such as initial direct costs, prepaid lease payments and lease incentives received. Both operating and finance lease ROU assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After a ROU asset is impaired, any remaining balance of the ROU asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life. After the lease commencement date, we evaluate lease modifications, if any, that could result in a change in the accounting for leases.

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

We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $406,000 and $247,000 as of January 31, 2021 and July 31, 2020, respectively. This liability is reported in Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. Revenue recognized during the six months ended January 31, 2021 that was included in the liability for advance payments at the beginning of the period was $197,000.

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

Other Current and Noncurrent Liabilities
On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into U.S. law. The CARES Act provides for, among other things, deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As permitted by the CARES Act, we deferred approximately $400,000 of payroll taxes for the quarter ended January 31, 2021 (through December 2020) for an aggregate amount of approximately $2,300,000 in payroll taxes in calendar year 2020. The $2,300,000 will be paid equally in the fourth quarters of calendar years 2021 and 2022. The current portion of the accrual for these payroll taxes is included in Other within Accrued Expenses and the noncurrent portion of the accrual is included in Other within Noncurrent Liabilities on the unaudited Condensed Consolidated Balance Sheet.

2. NEW ACCOUNTING PRONOUNCEMENTS AND REGULATIONS

Recently Issued Pronouncements

In March 2020, the FASB issued guidance under ASC 848, Reference Rate Reform. This guidance provides optional expedients and exceptions to account for debt, leases, contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The guidance is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We have debt agreements that reference LIBOR and to the extent that those agreements are modified to replace LIBOR with another interest rate index, ASC 848 will allow us to account for the modification as a continuation of the existing contract without additional analysis. We are currently evaluating the potential effects of the adoption of this guidance on our Consolidated Financial Statements.
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

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	January 31, 2021	July 31, 2020
Finished goods	$14,231	$14,500
Packaging	5,029	4,587
Other	4,395	4,806
Total Inventories	$23,655	$23,893

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We performed a detailed review of our inventory items to determine if an obsolescence reserve adjustment was necessary. The review surveyed all of our operating facilities and sales groups to ensure that both historical issues and new market trends were considered. The obsolescence reserve not only considered specific items, but also took into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at January 31, 2021 and July 31, 2020 were $772,000 and $926,000, respectively. The obsolescence reserve decreased due to better management of inventory. Other inventories includes a variety of items including clay, additives, fragrances and other supplies and decreased from July 31, 2020 due to increased production. Conversely, packaging inventories increased from July 31, 2020 due to anticipated sales demand.

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
Level 3: Unobservable inputs.

Cash equivalents are primarily money market mutual funds classified as Level 1. We had $6,000 of cash equivalents as of January 31, 2021 and July 31, 2020, respectively, which are included in Cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheet.

Balances of accounts receivable and accounts payable approximated their fair values at January 31, 2021 and July 31, 2020 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $11,541,000 and $11,631,000 as of January 31, 2021 and July 31, 2020, respectively, and are classified as Level 2. The fair value was estimated using the exit price notion of fair value.

We apply fair value techniques on at least an annual basis associated with: (1) valuing potential impairment loss related to goodwill, trademarks and other indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets. See Note 5 of the Notes to the unaudited Condensed Consolidated Financial Statements for further information about goodwill and other intangible assets.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, other than goodwill, include trademarks, patents, customer lists and product registrations. Intangible amortization expense was $150,000 and $249,000 in the second quarter of fiscal years 2021 and 2020, respectively. Intangible amortization expense was $305,000 and $416,000 in the first six months of fiscal years 2021 and 2020. Estimated intangible amortization for the remainder of fiscal year 2021 is $290,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2022	$433
2023	$227
2024	$91
2025	$66
2026	$64

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

6. ACCRUED EXPENSES

Accrued expenses is as follows (in thousands):

	January 31, 2021	July 31, 2020
Salaries, Wages, Commissions and Employee Benefits	$8,825	$14,798
Trade promotions and advertising	1,537	2,349
Freight	2,714	1,313
Real Estate Tax	222	1,658
Other	9,513	8,582
	$22,811	$28,700

The decrease in salaries, wages, commissions and employee benefits relates primarily to the payment of annual discretionary bonuses during the first quarter of fiscal year 2021. The accrual for trade promotions and advertising is lower at January 31, 2021 than at July 31, 2020 due to a shift in timing of advertising programs and expense. Freight rates increased during the six months ended January 31, 2021 resulting in a higher accrual at January 31, 2021. Accrued real estate tax at January 31, 2021 is lower than at July 31, 2020 due to timing of payments as well as an adjustment to account for lower real estate taxes for one of our facilities.

7. OTHER CONTINGENCIES

We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business, including ongoing litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows. In June 2020, the Company received notice from a former service provider alleging a breach of contract regarding the payment of a contingency fee. Such party subsequently, in July 2020, filed a lawsuit seeking to require the Company to participate in binding mediation regarding this matter. Although we believe this claim to be without merit, as of July 31, 2020, we have determined a reasonable estimate of this liability within a range, with no amount within that range being a better estimate than any other amount, and have therefore recorded that estimate in Other within Accrued expenses. There have been no changes during the six months ended January 31, 2021 that would have changed this estimate. We believe that any loss related to this matter is unlikely to be material. However, the outcome of this legal matter is subject to significant uncertainties. The ability to predict the ultimate outcome of this legal matter involves judgments, estimates and inherent uncertainties. The actual outcome could differ materially from management’s estimates.

8. LEASES

We have operating leases primarily for real estate properties, including corporate headquarters, customer service and sales offices, manufacturing and packaging facilities, warehouses, and research and development facilities, as well as for rail tracks, railcars and office equipment. Certain of our leases for a shared warehouse and office facility, rail track and railcars have options to extend which we are reasonably certain we will exercise and, accordingly, have been considered in the lease term used to recognize our ROU assets and lease liabilities. To determine the present value of the lease liability, we use an incremental borrowing rate, which is defined as the rate of interest that the Company would have to pay to borrow (on a collateralized basis over a similar term) an amount equal to the lease payments in similar economic environments. Further information about our accounting policy for leases is included in Note 1 of the Notes to the unaudited Condensed Consolidated Financial Statements.

We have no material finance leases, and variable costs for operating leases are immaterial for the second quarter of fiscal year 2021. Operating lease costs are included in Cost of Sales or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended January 31,		For the Six Months Ended January 31,

	2021	2020	2021	2020
Operating Lease Cost
Operating lease cost	$657	$517	$1,352	$1,034
Short-term operating lease cost	176	195	362	400

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended January 31,		For the Six Months Ended January 31,

	2021	2020	2021	2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$567	$430	$1,169	$855

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	January 31, 2021	July 31, 2020
Weighted-average remaining lease term - operating leases	9.5 years	9.4 years
Weighted-average discount rate - operating leases	3.93%	3.87%

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of January 31, (in thousands):

2021	$1,188
2022	2,092
2023	1,121
2024	981
2025	900
Thereafter	6,140
Total	12,422
Less: imputed interest	(2,214)
Net lease obligation	$10,208

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

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2021	2020	2021	2020
Service cost	$—	$363	$—	$851
Interest cost	583	503	583	1,012
Expected return on plan assets	(1,444)	(716)	(1,444)	(1,414)
Amortization of:
Other actuarial loss	265	313	435	670
Net periodic benefit cost	$(596)	$463	$(426)	$1,119

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2021	2020	2021	2020
Service cost	$34	$28	$69	$58
Interest cost	12	20	25	41
Amortization of:
Prior service costs	(2)	(2)	(3)	(3)
Other actuarial loss	2	—	2	—
Net periodic benefit cost	$46	$46	$93	$96

The non-service cost components of net periodic benefit cost are included in Other Income (Expense) in the line item Other, net on the unaudited Condensed Consolidated Statements of Income.

The Pension Plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We were not required to make, and did not voluntarily make, a contribution to the Pension Plan during the first six months of fiscal year 2021. We have no minimum funding requirements for the remainder of fiscal year 2021.

The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three and Six Months Ended January 31,
	2021	2020	2021	2020
Discount rate for net periodic benefit cost	2.14%	3.35%	1.63%	2.93%
Rate of increase in compensation levels	—%	3.50%	—	—
Long-term expected rate of return on assets	6.50%	7.00%	—	—

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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Six Months Ended January 31,
Product	2021	2020	2021	2020
Cat Litter	$7,612	$7,247	$81,879	$74,970
Industrial and Sports	—	—	13,972	15,012
Agricultural and Horticultural	12,033	10,296	—	—
Bleaching Clay and Fluids Purification	25,406	24,605	941	1,196
Animal Health and Nutrition	8,754	8,801	—	—
Net Sales	$53,805	$50,949	$96,792	$91,178

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended January 31,
Product	2021	2020	2021	2020
Cat Litter	$3,736	$3,550	$41,085	$38,591
Industrial and Sports	—	—	6,710	7,412
Agricultural and Horticultural	5,046	4,577	—	—
Bleaching Clay and Fluids Purification	12,765	12,382	422	531
Animal Health and Nutrition	4,736	3,962	—	—
Net Sales	$26,283	$24,471	$48,217	$46,534

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

	Assets
	January 31, 2021	July 31, 2020
	(in thousands)
Business to Business Products Group	$71,528	$72,987
Retail and Wholesale Products Group	101,327	95,838
Unallocated Assets	55,342	67,057
Total Assets	$228,197	$235,882

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

	For the Six Months Ended January 31,
	Net Sales		Income
	2021	2020	2021	2020
	(in thousands)
Business to Business Products Group	$53,805	$50,949	$15,859	$15,848
Retail and Wholesale Products Group	96,792	91,178	8,589	8,968
Net Sales	$150,597	$142,127
Corporate Expenses			(15,027)	(14,822)
Income from Operations			9,421	9,994
Total Other Income (Expense), Net			491	(159)
Income before Income Taxes			9,912	9,835
Income Tax Expense			(1,675)	(1,626)
Net Income			8,237	8,209
Net Loss Attributable to Noncontrolling Interest			(46)	(157)
Net Income Attributable to Oil-Dri			$8,283	$8,366

	For the Three Months Ended January 31,
	Net Sales		Income
	2021	2020	2021	2020
	(in thousands)
Business to Business Products Group	$26,283	$24,471	$7,663	$7,552
Retail and Wholesale Products Group	48,217	46,534	4,111	5,608
Net Sales	$74,500	$71,005
Corporate Expenses			(7,530)	(7,287)
Income from Operations			4,244	5,873
Total Other Income (Expense), Net			913	(115)
Income before Income Taxes			5,157	5,758
Income Tax Expense			(869)	(1,009)
Net Income			4,288	4,749
Net Loss Attributable to Noncontrolling Interest			(11)	(81)
Net Income Attributable to Oil-Dri			$4,299	$4,830

11. STOCK-BASED COMPENSATION

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan, as amended (the “2006 Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,219,500. As of January 31, 2021, there were 357,096 shares available for future grants under this plan.

Restricted Stock

All of our non-vested restricted stock as of January 31, 2021 was issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 18,000 and 1,500 restricted shares of Common Stock granted during the second quarter of fiscal years 2021 and 2020, respectively. Stock-based compensation expense was $506,000 and $810,000 for the second quarter of fiscal years 2021 and 2020, respectively. Stock-based compensation expense was $1,290,000 and $1,779,000 for the first six months of fiscal years 2021 and 2020, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2020	390	$33.19
Granted	51	$35.80
Vested	(60)	$33.05
Forfeitures	(21)	$28.96
Non-vested restricted stock outstanding at January 31, 2021	360	$33.83

12. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of January 31, 2021 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2020	$(11,994)		$(260)	$(12,254)
Other comprehensive income before reclassifications, net of tax	—		408	408
Amounts reclassified from accumulated other comprehensive income, net of tax	329	(a)	—	329
Net current-period other comprehensive income, net of tax	329		408	737
Balance as of January 31, 2021	$(11,665)		$148	$(11,517)

(a) Amount is net of tax expense of $104,060. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements for further information.

13. RELATED PARTY TRANSACTIONS
One member of our Board of Directors (the “Board”) retired from the role of President and Chief Executive Officer of a customer of ours in September 2019 and is currently party to a post-employment agreement with the customer. Total net sales to that customer, including sales to subsidiaries of that customer, were $71,000 and $49,000 for the second quarter of fiscal years 2021 and 2020, respectively and were $181,000 and $160,000 for the first six months of fiscal years 2021 and 2020, respectively. Outstanding accounts receivable from that customer, and its subsidiaries, were $21,000 at January 31, 2021. There were no outstanding accounts receivable from that customer, and its subsidiaries, as of July 31, 2020.

One member of our Board is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $109,000 and $25,000 for the second quarter of fiscal years 2021 and 2020, respectively and were $201,000 and $63,000 for the first six months of fiscal years 2021 and 2020, respectively. There were no outstanding accounts payable to that vendor as of January 31, 2021 or July 31, 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our Consolidated Financial Statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A, Risk Factors of this quarterly report on Form 10-Q for the quarter ended January 31, 2021 and of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other clay-like sorbent materials. Our principal products include agricultural and horticultural chemical carriers, animal health and nutrition products, bleaching clay and fluid purification aids, cat litter, industrial and automotive floor absorbents and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: Retail and Wholesale Products Group and Business to Business Products Group, as described in Note 10 of the Notes to the unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

OVERVIEW

In December 2019, COVID-19 was reported in China and subsequently spread worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and it continues to have a worldwide impact. While we saw changes to consumer purchasing patterns for certain products in response to the pandemic and certain increases in our costs arising out of the pandemic outbreak and continued spread of COVID-19, there has not, to date, been a significant impact to our business as a whole. All of our facilities, with the exception of our subsidiary in China (which, as noted below, has subsequently resumed operations), have continued to operate as essential businesses as permitted under exceptions in the applicable shelter-in-place mandates due to our inclusion in the Critical Manufacturing Sector as defined by the U.S. Department of Homeland Security and other functions defined as essential by government authorities. Our subsidiary in China, which experienced certain disruptions as a result of government restrictions at the onset of the pandemic, returned to operations in the third quarter of fiscal year 2020. Our top priority has been, and continues to be, the safety and health of our employees, contractors, and customers. We have adhered and continue to adhere to guidance from the U.S. Centers for Disease Control and Prevention (CDC) and local health and governmental authorities with respect to social distancing and physical separation. Additionally, we have increased cleaning and sanitation programs at each of our facilities. As a result, we have not experienced any shut downs due to workforce absences or illnesses.
As further discussed below, our consolidated net sales have increased in the second quarter of fiscal year 2021 and in the first six months of fiscal year 2021 compared to the second quarter and first six months of fiscal year 2020. Despite the increase in net sales, we have not experienced any significant issues collecting amounts due from customers to date. However, parts of our business have been negatively impacted by the COVID-19 outbreak. Net sales of our industrial and sports businesses declined as many businesses and sports fields remain shut down. In the long-term, we foresee that our sports product sales will improve back to pre-pandemic volumes aided by the expected re-opening of baseball and softball at all levels in 2021. As discussed below in “Foreign Operations,” net sales for our industrial granules in the United Kingdom are lower due to restrictions imposed by the United Kingdom government in response to COVID-19. In addition, while net sales of our fluids purification products are higher in the second quarter of fiscal year 2021 and the first six months of fiscal year 2021 than in the same periods of fiscal year 2020, COVID-19 has negatively impacted the sales of these products. Reduced travel and, to a lesser extent, our inability due to COVID-19 to participate in our customers' plant tests of our fluids purification products and the continued closures of schools and restaurants has impeded our sales.
Consolidated gross profit has not been significantly impacted by COVID-19. We did experience some delays of incoming materials from three suppliers due to COVID-19 during the first six months of fiscal 2021. However, it did not impact our ability to fulfill customer orders and we continue to monitor our suppliers. In general, our suppliers have either remained open or we have found new suppliers. While we have experienced an increase in transportation costs as discussed further below, we have continued to meet the increase in customer demand for our products. In addition, we have been able to successfully navigate delays in overseas vessel deliveries of our products by increasing our safety stock as well as finding other providers. We have incurred additional cleaning and sanitation costs to comply with the CDC guidelines, but these costs did not have a significant impact on our consolidated gross profit. In addition, we have experienced a decrease in travel costs as our employees have been traveling at reduced levels during the outbreak.
We are closely monitoring the continued spread and effects of the outbreak of COVID-19 on all aspects of our business, including how it has and may impact our suppliers and customers as well as the effects of the pandemic on economic conditions and the financial markets. We have not experienced any significant impacts or interruptions and we will continue to closely monitor our inventory levels to mitigate the risk of any potential supply interruptions or changes in customer demand. However, it is possible that significant disruptions could occur if the pandemic continues to put pressure on transportation and shipping as a result of an imbalance of supply and demand. The impacts of COVID-19 and related economic conditions on our future results are uncertain at this time. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve (and in many cases, rapidly) and in ways that are difficult or impossible to anticipate. In addition, because COVID-19 did not materially impact our financial results to date and it remains uncertain whether and how consumers will modify their purchasing habits in response to COVID-19 and continued or reduced government restrictions, these results may not be indicative of the impact that COVID-19 may have on our results for the remainder of fiscal year 2021.
The impacts of COVID-19 to our specific operating segments are discussed below.

SIX MONTHS ENDED JANUARY 31, 2021 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2020

CONSOLIDATED RESULTS

Consolidated net sales for the six months ended January 31, 2021 were $150,597,000, a 6% increase compared to net sales of $142,127,000 for the six months ended January 31, 2020. Net sales increased for both our Retail and Wholesale Products Group and Business to Business Products Group. Segment results are discussed further below.
Consolidated gross profit for the first six months of fiscal year 2021 was $38,476,000, or 26% of net sales, compared to $38,893,000, or 27% of net sales, for the first six months of fiscal year 2020. Higher freight, packaging and non-fuel costs per manufactured ton drove the decrease in gross profit. Freight costs per manufactured ton increased approximately 10% in the first six months of fiscal year 2021 compared to the same period of fiscal year 2020 as the result of higher transportation rates due to a national driver shortage and tight trucking capacity in part caused by the continued return of non-essential businesses. Our overall freight costs also vary between periods depending on the mix of products sold and the geographic distribution of our customers. Despite the tight trucking capacity we have been able to continue to meet the increase in customer demand. Packaging costs per manufactured ton for the first six months of fiscal year 2021 were approximately 10% higher compared to the first six months of fiscal year 2020 due to product mix and higher commodity costs, particularly as it relates to resin. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices. Non-fuel costs per manufactured ton such as repairs and purchased materials also increased during the first six months of fiscal year 2021 compared to fiscal year 2020. In contrast, the cost of natural gas per manufactured ton used to operate kilns that dry our clay was flat in the first six months of fiscal year 2021 compared to the first six months of fiscal year 2020. While we incurred additional employee compensation costs to meet increased customer demand as well as cleaning and sanitation costs due to COVID-19, these costs did not have a significant impact on our consolidated gross profit. In addition, the majority of our suppliers have remained open and have been able to meet our increased demand.

Total SG&A expenses of $29,055,000 for the first six months of fiscal year 2021 were essentially flat compared to $28,899,000 for the first six months of fiscal year 2020. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments. The remaining unallocated corporate expenses includes a lower estimated annual incentive bonus accrual for fiscal year 2021 compared to fiscal year 2020 offset by additional expense related to the increase in employer match for our 401(k) plan. In addition, the second quarter of the prior fiscal year included a curtailment gain of $1,296,000 related to the freeze of our Supplemental Executive Retirement Plan, which has since been terminated.

Other income of $491,000 for the first six months of fiscal year 2021 includes approximately $800,000 related to a gain upon the annual actuarial valuation of our pension plan.

Consolidated net income before taxes for the first six months of fiscal year 2021 was $9,912,000, a 1% increase from net income before taxes of $9,835,000 for the first six months of fiscal year 2020. Results for the first six months of fiscal year 2021 were driven by the factors discussed above.

The tax expense for the first six months of fiscal year 2021 was $1,675,000 compared to $1,626,000 for the first six months of fiscal year 2020 (both periods have an effective tax rate of approximately 17%). An estimated annual effective tax rate was used in both periods to determine the provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first six months of fiscal year 2021 increased compared to the first six months of fiscal year 2020. Net sales were $53,805,000, an increase of $2,856,000, or 6%, from net sales of $50,949,000 for the first six months of fiscal year 2020. Net sales of our agricultural and horticultural chemical carrier products increased approximately $1,737,000 or 17% for the first six months of fiscal year 2021 compared to the same period in fiscal year 2020. The increase in net sales was attributable to an expected shift in timing of sales to one of our largest customers from the last three months of fiscal year 2020 to fiscal year 2021 due to that customer resuming its production schedule after it experienced various supplier delays due to COVID-19. Additionally, agricultural sales increased due to a new business application of our Agsorb product to an existing customer, increased sales to existing customers in the first six months of fiscal year 2021 and to some extent, product mix. Net sales of our fluids purification products increased approximately $801,000 or 3% compared to the first six months of the prior fiscal year despite the negative impacts of COVID-19. Reduced travel due to COVID-19 decreased the net sales of our jet fuel fluids purification products. However, we experienced sales improvement in Latin America, Europe, and Africa for a variety of reasons, primarily due to either customer wins or increased sales to existing customers. The increases in net sales to Latin America and Europe were partially offset by lower sales to North America due to the high quality of oil and therefore less need for our clay products and lower sales to Asia due to price competition. Net sales of our co-packaged coarse cat litter increased approximately $365,000 or 5% during the first six months of fiscal year 2021 compared to the same period in the prior fiscal year as consumers continued to buy more cat litter. Net sales of our animal health and nutrition products were essentially flat during the first six months of fiscal year 2021 compared to the first six months of the prior year as the increases in net sales of our animal feed additives in China and Mexico offset the decreases in net sales in other countries. See “Foreign Operations” below for a discussion of net sales in China and Mexico. While net sales of our animal health and nutrition products are flat for the first six months of fiscal year 2021, we experienced a strong second quarter of fiscal year 2021 which is further described below in “Results of Operations for the Three Months ended January 31, 2021”.

SG&A expenses for the Business to Business Products Group increased approximately 9% or $447,000 for the first six months of fiscal year 2021 compared to the same period of the prior fiscal year but are consistent as a percentage of sales. The increase in SG&A expenses correlates to the higher sales of our animal health products in the second quarter of fiscal year 2021. In the first six months of fiscal year 2021 we made a concentrated effort to invest in our animal health business through increased sales personnel, leadership, and marketing of our animal health products.

The Business to Business Products Group’s operating income for the first six months of fiscal year 2021 of $15,859,000 was flat compared to operating income of $15,848,000 for the first six months of fiscal year 2020. While there were higher freight, packaging and non-fuel costs per manufactured ton as discussed in “Consolidated Results” above as well as higher SG&A expenses, the increase in net sales offset these costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first six months of fiscal year 2021 were $96,792,000, an increase of $5,614,000, or 6%, from net sales of $91,178,000 for the first six months of fiscal year 2020 driven by sales of cat litter. Total cat litter net sales were approximately $6,909,000 or 9% higher compared to the first six months of the prior fiscal year, with increased sales of both private label and branded scoopable litter. We gained business from both new customers and from new items sold to existing customers for both private label and branded scoopable litter. In addition, in-store promotions resulted in increased sales. Further, an increase in e-commerce sales, where the customer base differs from brick and mortar customers, continues to increase cat litter sales. The impact of COVID-19 on increased pet adoption continues to boost sales as well as the overall macro trend of increased spending on pets. Cat litter sales by our subsidiary in Canada further contributed to the sales increase, as discussed in “Foreign Operations” below. Also included in the Retail and Wholesale Products Group's results were lower sales of our industrial and sports products compared to the first six months of fiscal year 2020. Net sales of our industrial and sports products decreased approximately $1,040,000 or 7% compared to the first six months of fiscal year

2020, primarily driven by the continued impact of businesses and sports fields shutting down and/or reducing operations due to COVID-19 subsequent to the first half of our fiscal year 2020. Additionally, a number of sports customers still have inventory on hand from previous seasons which is causing current net sales to be lower.

SG&A expenses for the Retail and Wholesale Products Group were flat during the first six months of fiscal year 2021 compared to the first six months of fiscal year 2020.
The Retail and Wholesale Products Group's operating income for the first six months of fiscal year 2021 was $8,589,000, a decrease of $379,000, or 4%, from operating income of $8,968,000 for the first six months of fiscal year 2020. The decrease in operating income was driven by the higher freight, packaging and non-fuel costs as discussed in “Consolidated Results” above.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China, Mexico and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first six months of fiscal year 2021 were $8,839,000, an increase of $1,685,000, or 24%, compared to net sales of $7,154,000 during the first six months of fiscal year 2020. All of our foreign operations, with the exception of the United Kingdom, experienced an increase in net sales during the first six months of fiscal year 2021 compared to fiscal year 2020. Cat litter sales for our Canada subsidiary increased by approximately $784,000 or 31% in the first six months of fiscal year 2021 compared to the same period in the prior fiscal year due to new product sales; higher sales to existing customers; in-store promotions; and some anticipatory purchasing by customers ("pantry loading") in eastern Canada due to a second wave of COVID-19 infections and lockdown restrictions during the first three months of fiscal year 2021. Sales of our animal health products by our foreign operations grew during the first six months of fiscal year 2021 compared to the same period in fiscal year 2020, particularly in China and Mexico. Net sales in China increased approximately $831,000 or 81% during the first six months of fiscal year 2021 as compared to the same period in fiscal year 2020. Despite the continued impacts of the African Swine Fever to pork consumption, sales of our animal health products in China were higher during the first six months of fiscal year 2021 compared to fiscal year 2020 due to a new contract with an existing customer; increased sales to existing customers; winning back several distributors and implementing a concentrated sales and marketing effort. To some extent, the increase in net sales also relates to the economy starting to recover in China from the six month period last year when the pandemic and lockdowns were already prevalent in China. Sales of our animal health products in Mexico also increased during the first six months of fiscal year 2021 compared to fiscal year 2020 due to several small customer wins as well as increased sales to existing customers. Higher sales for these subsidiaries were partially offset by lower net sales for our subsidiary in the United Kingdom. The effect of COVID-19 lockdowns and restrictions on the industry in Europe has, to some extent, reduced demand for our industrial floor granules. Also contributing to the decrease in sales of our subsidiary in the United Kingdom was one of our customers discontinuing a product that used our clay granules. Net sales by our foreign subsidiaries represented 6% and 5%, respectively, of our consolidated net sales during the first six months of fiscal year 2021 and 2020.

Our foreign subsidiaries reported a net loss of $42,000 for the first six months of fiscal year 2021, compared to a net loss of $169,000 for the first six months of fiscal year 2020. The net loss was primarily driven by lower net sales for our subsidiary in the United Kingdom and continued investment in our subsidiary in Indonesia. The improvement during the first six months of fiscal year 2021 compared to fiscal year 2020 relates primarily to our subsidiaries in China and Mexico with the improvements in Mexico primarily occurring in the second quarter of fiscal year 2021 as described below in “Results of Operations for the Three Months ended January 31, 2021”.

Identifiable assets of our foreign subsidiaries as of January 31, 2021 were $12,249,000, compared to $10,158,000 as of January 31, 2020. The increase was attributed primarily to working capital contributed to our subsidiary in Mexico during the third quarter of fiscal year 2020 that has not yet been used; an increase in inventory for our subsidiaries in Canada, China and Indonesia in anticipation of meeting customer needs and thwarting any potential supply chain disruptions due to COVID-19 and to some extent, an increase in accounts receivable due to the increase in sales.

THREE MONTHS ENDED JANUARY 31, 2021 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2020

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended January 31, 2021 were $74,500,000, a 5% increase compared to net sales of $71,005,000 for the three months ended January 31, 2020. Net sales increased for both our Retail and Wholesale Products Group and Business to Business Products Group. Segment results are discussed further below.

Consolidated gross profit for the three months ended January 31, 2021 was $18,172,000, or 24% of net sales, compared to $18,958,000, or 27% of net sales, for the second quarter of fiscal year 2020. Higher freight, natural gas, packaging and non-fuel costs per manufactured ton drove the decrease in gross profit. Freight costs per manufactured ton increased approximately 13% in the second quarter of fiscal year 2021 compared to the same period of fiscal year 2020 as the result of higher transportation rates due to a national driver shortage and tight trucking capacity in part caused by the continued return of non-essential businesses. Our overall freight costs also vary between periods depending on the mix of products sold and the geographic distribution of our customers. Despite the tight trucking capacity, we have been able to continue to meet the increase in customer demand. The cost of natural gas used to operate kilns that dry our clay was approximately 8% higher per manufactured ton for the second quarter of fiscal year 2021 compared to the same period of fiscal year 2020 due to the increase in gas prices. In addition, packaging costs per manufactured ton were approximately 13% higher compared to the second quarter of the prior fiscal year, driven primarily by the mix of products produced and rising commodity prices, particularly as it relates to resin. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices. In addition, our non-fuel manufacturing costs per ton increased during the second quarter of fiscal year 2021 compared to the same period in fiscal year 2020, particularly due to higher costs for purchased materials and labor. While we incurred additional employee compensation costs to meet increased customer demand as well as cleaning and sanitation costs in the second quarter of fiscal 2021 due to COVID-19, these costs did not have a significant impact on our consolidated gross profit. Further, our suppliers have either remained open or we have found new suppliers to meet our increased customer demand without any price increases.

Total SG&A expenses were $13,928,000 for the second quarter of fiscal year 2021, a 6% increase compared to $13,085,000 for the second quarter of fiscal year 2020. The discussion below describes the SG&A expenses allocated to the operating segments. The remaining unallocated corporate expenses includes a lower estimated annual incentive bonus accrual for fiscal year 2021 compared to fiscal year 2020 offset by additional expense related to the increase in employer match for our 401(k) plan. In addition, the second quarter of the prior fiscal year included a curtailment gain of $1,296,000 related to the freeze of our Supplemental Executive Retirement Plan, which has since been terminated.

Other income of $913,000 for the second quarter of fiscal year 2021 includes approximately $800,000 related to a gain upon the annual actuarial valuation of our pension plan.

Consolidated net income before taxes for the second quarter of fiscal year 2021 was $5,157,000, compared to net income before taxes of $5,758,000 for the second quarter of fiscal year 2020. Results for the second quarter of fiscal year 2021 were driven by the factors described above.

Tax expense was $869,000 for the second quarter of fiscal year 2021, compared to $1,009,000 for the second quarter of fiscal year 2020, which resulted in an effective tax rate of 17% and 18%, respectively. We used an estimated annual effective tax rate in determining our quarterly provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the second quarter of fiscal year 2021 were $26,283,000, an increase of $1,812,000, or 7%, from net sales of $24,471,000 for the second quarter of fiscal year 2020. Net sales increased for all of our products within the Business to Business Products Group. Net sales of our animal health and nutrition products increased 20% or approximately $774,000 in the second quarter of fiscal 2021. Net sales increased in almost all of our markets for our animal feed additives, particularly in China, Latin America, and Mexico. See “Foreign Operations” below for a discussion of net sales in China and Mexico. Net sales in Latin America increased due to winning new business. In addition, a change in one of our distributors last quarter is coming to fruition during the second quarter of fiscal year 2021 resulting in higher sales. Net sales of our agricultural and horticultural chemical carrier products increased $469,000 or 10%, the majority of which relates to increased sales to existing customers and product mix. Net sales of our fluids purification products increased approximately $383,000 or 3% for the second quarter of fiscal year 2021. Net sales increased despite the negative impacts of COVID-19. Reduced air travel due to COVID-19 decreased the sales of our jet fuel fluids purification products. However, we experienced sales improvement in Latin America, Europe, and Africa for a variety of reasons, primarily due to either customer wins or increased sales to existing customers. Sales in Latin America increased due to one of our existing customers starting to buy from us again after a period of little to no sales. Another of our customers in Latin America opened a new facility and has increased its orders from us. The increase in net sales in Europe and Africa relate to higher net sales of our bleaching clay to existing customers. The increases in net sales were partially offset by lower sales to North America due to the high quality of oil and therefore less need for our clay products and lower sales to Asia due to reduced air travel. Net sales of our co-packaged coarse cat litter for the second quarter were approximately $186,000 or 5% higher compared to the second quarter of the prior year as consumers continued to purchase more cat litter and related products.

SG&A expenses for the Business to Business Products Group were approximately $614,000 or 26% higher compared to the second quarter of fiscal year 2020, but are relatively consistent as a percentage of sales. The increase in SG&A expenses correlates to the higher sales of our animal health products in the second quarter of fiscal year 2021 as mentioned above. During the second quarter of fiscal year 2021 we made a concentrated effort to invest in our animal health business through increased sales personnel, leadership, and marketing of our animal health products.

The Business to Business Products Group’s operating income for the second quarter of fiscal year 2021 was $7,663,000, an increase of $111,000, or 1%, from operating income of $7,552,000 in the second quarter of fiscal year 2020. The improved operating income was driven by the increase in net sales which exceeded the increase in freight, natural gas, packaging, and non-fuel manufacturing costs discussed in “Consolidated Results” above as well as the increase in SG&A.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the second quarter of fiscal year 2021 were $48,217,000, an increase of $1,683,000, or 4%, from net sales of $46,534,000 for the second quarter of fiscal year 2020. Total cat litter net sales increased 6%, or $2,494,000, compared to the second quarter of fiscal year 2020, driven by increased sales of both private label and branded scoopable litters to existing customers. Further, an increase in e-commerce sales, where the customer base differs from brick and mortar customers, continues to increase cat litter sales. The impact of COVID-19 on increased pet adoption continues to boost sales as well as the overall macro trend of increased spending on pets. Cat litter sales by our subsidiary in Canada also contributed to the sales increase, as discussed in “Foreign Operations” below. Also included in the Retail and Wholesale Products Group's results were lower sales of our industrial and sports products compared to the second quarter of fiscal year 2020. Sales of our industrial and sports products decreased 10%, or approximately $702,000, compared to the second quarter of fiscal year 2020, primarily driven by the impact of businesses and sports fields shutting down due to COVID-19 subsequent to our second quarter of fiscal year 2020. Additionally, a number of sports customers still have inventory on hand from previous seasons which is causing current sales to be lower.

SG&A expenses for the Retail and Wholesale Products Group were higher in the second quarter of fiscal year 2021 than in fiscal year 2020 by 15% or $533,000, primarily due to the timing of our advertising programs and costs. We anticipate total advertising expense in fiscal year 2021 will be comparable to fiscal year 2020.

For the second quarter of fiscal year 2021, the Retail and Wholesale Products Group reported operating income of $4,111,000, a decrease of $1,497,000, compared to operating income of $5,608,000 for the second quarter of fiscal year 2020. The decrease in operating income was driven by the higher freight, natural gas, packaging, and non-fuel manufacturing costs described above in “Consolidated Results”.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China, Mexico and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the second quarter of fiscal year 2021 were $4,703,000, a 34% increase compared to net sales of $3,505,000 in the second quarter of fiscal year 2020. Cat litter sales for our Canada subsidiary increased by approximately $563,000 or 44% in the second quarter of fiscal year 2021 compared to the same period of fiscal year 2020 due to new product sales; higher sales to existing customers; and in-store promotions. In addition, the impact of COVID-19 on increased pet adoption continues to boost cat litter sales as well as the overall macro trend of increased spending on pets. Sales of our animal health products by our foreign operations grew during the second quarter of fiscal year 2021 compared to fiscal year 2020, particularly in China and Mexico. Net sales in China increased approximately $647,000 or 140% during the second quarter of fiscal year 2021 as compared to the same period in fiscal year 2020. Despite the continued impacts of the African Swine Fever to pork consumption, net sales in the second quarter of fiscal year 2021 in China were strong for various reasons. The new contract with an existing customer won in the prior quarter continues to generate additional revenue and we also won back several distributors which contributed to a strong second quarter of fiscal year 2021. To some extent, the increase in net sales also relates to the economy starting to recover in China as compared to the second quarter last year when the pandemic and lockdowns were already prevalent in China. In Mexico, there were several small customer wins as well as increased sales to existing customers. The increase in sales of our cat litter and animal health products were somewhat offset by lower sales for our subsidiary in the United Kingdom. The effect of COVID-19 lockdowns and restrictions on the industry in Europe has, to some extent, reduced demand for our industrial floor granules. Also contributing to the decrease in sales of our subsidiary in the United Kingdom was one of our customers discontinuing a product that used our clay granules. Our foreign subsidiaries' net sales represented approximately 6% and 5%, respectively, of consolidated net sales during the second quarters of fiscal years 2021 and 2020.

Our foreign subsidiaries reported net income of $170,000 for the second quarter of fiscal year 2021 compared to a net loss of $101,000 for the second quarter of fiscal year 2020 driven by the increase in sales for our subsidiaries in Canada, China and Mexico.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; making pension contributions; and, from time to time, business acquisitions. During the first six months of fiscal year 2021, we principally funded these requirements using cash from current operations as well as cash generated in the fourth quarter of fiscal year 2020 from borrowings and a one-time receipt of cash related to licensing of certain of our patents.

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
The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended January 31,
	2021	2020
Net cash provided by operating activities	$3,085	$14,270
Net cash used in investing activities	(7,595)	(7,286)
Net cash used in financing activities	(5,795)	(7,133)
Effect of exchange rate changes on cash and cash equivalents	123	(144)
Net decrease in cash and cash equivalents	$(10,182)	$(293)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first six months of fiscal years 2021 and 2020 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $3,836,000 in the first six months of fiscal year 2021 compared to an increase of $213,000 in the first six months of fiscal year 2020. Higher sales in the first six months of fiscal year 2021 compared to the first six months of fiscal year 2020 drove the increase in accounts receivable as of January 31, 2021. The variation in accounts receivable balances also reflects differences in the level and timing of collections as well as the payment terms provided to various customers.

Inventory decreased $412,000 in the first six months of fiscal year 2021 compared to a decrease of $1,508,000 in the first six months of fiscal year 2020 due to decreases in other inventory and finished goods offset by an increase in packaging. Overall, the decrease is due to increased demand during the first six months of fiscal year 2021 offset by higher packaging costs. Packaging and finished goods decreased as of January 31, 2020 due to higher production and efforts to better manage our safety stock levels. In addition, our inventory obsolescence reserve increased during the first six months of fiscal year 2020 which is attributable to our focus on inventory management and enhanced data available from our new ERP system.

Prepaid expenses increased $760,000 in the first six months of fiscal year 2021 driven primarily by prepayment of income taxes. This increase in fiscal year 2021 was offset by lower prepaid advertising costs and insurance. Lower prepaid advertising costs and insurance also drove the decrease of $1,561,000 during the first six months of fiscal year 2020.

Other assets increased $266,000 in the first six months of fiscal year 2021 compared to a decrease of $731,000 in the first six months of fiscal year 2020. The increase in other assets relates primarily to an increase in capitalized pre-production mining costs offset by amortization of our operating lease right-of-use lease assets. Amortization of our operating lease right-of-use lease assets also drove the decrease in the first six months of fiscal 2020.

Accounts payable, including income taxes payable, decreased $3,901,000 in the first six months of fiscal year 2021 compared to an increase of $2,661,000 in the first six months of fiscal year 2020. Lower trade payables drove the decrease in accounts payable in the first six months of fiscal year 2021 as well as income taxes payable being in a prepaid position versus a payable position at the end of the second quarter of fiscal year 2021. Trade and freight payables vary in both periods due to the timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms. Higher accrued income taxes due to higher net income drove the increase in the first half of fiscal year 2020.

Accrued expenses decreased $5,201,000 in the first six months of fiscal year 2021 compared to a decrease of $1,602,000 in the first six months of fiscal year 2020. The payout of the prior fiscal year's discretionary incentive bonus reduced accrued salaries in both fiscal years, but to a greater extent in fiscal year 2021 as the accrual was higher in the prior fiscal year. Accrued advertising also decreased in the first six months of fiscal year 2021 more than the same period of fiscal year 2020 due to timing of our advertising programs. Accrued real estate taxes also decreased based on lower real estate taxes for one of our facilities. These decreases were partially offset by the reclassification of the current portion of the deferred employer payroll taxes under the CARES Act which is due by the end of calendar year 2021 as further described in Note 1 of the Notes to the unaudited Condensed Financial Statements and an increase in accrued freight. In contrast, the decrease in accrued expenses in the first six months of fiscal year 2020 related to a decrease in accrued freight. Accrued freight can vary with freight rates, timing of shipments, and production requirements. In addition, accrued plant expenses can also fluctuate due to timing of payments, changes in the cost of goods and services we purchase, production volume levels and vendor payment terms.

Pension and postretirement benefits decreased $437,000 in the first six months of fiscal year 2021 compared to a decrease of $5,536,000 in the first six months of fiscal year 2020. The liability decreased during the first six months of fiscal year 2021 due to reduced service expense related to the Pension Plan which was frozen in fiscal year 2020. The decrease in the first six months of fiscal year 2020 relates to the curtailment of our Pension Plan during the second quarter of that fiscal year which reduced the pension benefit obligation.

Other liabilities decreased $857,000 in the first six months of fiscal year 2021 compared to a decrease of $1,052,000 in the first six months of fiscal year 2020. The decrease in other liabilities for the first six months of fiscal year 2021 relates to reclassifying the current portion of the deferral of employer taxes under the CARES Act to current liabilities. The decrease in fiscal year 2020 for the same period is due to a reclassification of the deferred lease liability to operating lease liabilities.

Net cash used in investing activities

Cash used in investing activities of $7,595,000 in the first six months of fiscal year 2021 was slightly higher than cash used in investing activities of $7,286,000 in the first six months of fiscal year 2020 driven by capital expenditures.

Net cash used in financing activities

Cash used in financing activities of $5,795,000 in the first six months of fiscal year 2021 was lower than cash used in financing activities of $7,133,000 in the first six months of fiscal year 2020. The first six months of fiscal year 2021 includes higher purchases of treasury stock than in the first six months of fiscal year 2020. Offsetting this increase is lower payments on our notes payable. The first six months of fiscal year 2020 included the semi-annual payment on the then existing notes payable. The remaining notes payable were paid in the fourth quarter of fiscal year 2020 and replaced by a new notes payable agreement as further described below. No payments on the new notes payable agreement are yet due.

Other

Total cash and investment balances held by our foreign subsidiaries of $3,411,000 as of January 31, 2021 were slightly higher than the January 31, 2020 balances of $3,042,000. See further discussion in “Foreign Operations” above.

On January 31, 2019, we signed a fifth amendment to our credit agreement with BMO Harris Bank N.A. (“BMO Harris”), which expires on January 31, 2024. The agreement provides for a $45,000,000 unsecured revolving credit agreement and a maximum of $10,000,000 for letters of credit. The agreement terms also state that we may select a variable interest rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of January 31, 2021, the variable rates would have been 3.50% for the BMO Harris prime-based rate or 1.45% for the three-month LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of January 31, 2021 and 2020, we were in compliance with the covenants. There were no borrowings during the first six months of either fiscal year 2020 or 2021.

On May 15, 2020, we entered into a new debt instrument pursuant to which, among other things, we issued $10,000,000 in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 and entered into an amended note agreement that provides the Company with the ability to request, from time to time until May 15, 2023 (or such earlier date as provided for in the agreement), additional senior unsecured notes of the Company in an aggregate principal amount of up to $75,000,000 minus the aggregate principal amount of the notes then outstanding and the additional notes that have been accepted for purchase. The issuance of such additional notes is at the discretion of the noteholders and purchasers and on an uncommitted basis. As of January 31, 2021 outstanding notes payable were $9,864,000, net of $136,000 of unamortized debt issuance costs.

As of January 31, 2021, we had remaining authority to repurchase 838,022 shares of Common Stock under a repurchase plan approved by our Board of Directors (the “Board”). Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management pursuant to the repurchase plan approved by our Board.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on intellectual property rights based on trademark, trade secret, patent and copyright laws to protect our brands, products and packaging for our products. We cannot be certain that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. We cannot be certain that these rights, if obtained, will not later be invalidated, circumvented or challenged, and we could incur significant costs in connection with legal actions to assert our intellectual property rights or to defend those rights from assertions of invalidity. In addition, even if such rights are obtained in the United States or in other countries, the laws of some of the other countries in which our products are or may be sold may not protect intellectual property rights to the same extent as the laws of the United States. If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales. Accordingly, we have taken and may need to continue to take legal action in the future to protect our patents, trade secrets or know-how or to assert them against claimed infringement by others. Any legal action of that type could be costly and time consuming and no assurances can be made that any lawsuit will be successful. The failure to perfect or successfully assert our intellectual property rights could make us less competitive and could have a material adverse effect on our business, operating results, and financial condition.

In addition, if our products are found to infringe intellectual property rights of others, the owners of those rights could bring legal actions against us claiming substantial damages for past infringement and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages from past infringement, we could be required to obtain a license in order to continue to manufacture or market the affected products, potentially adding significant costs. Similarly, we have asserted that products sold by our competitors infringe patents owned or licensed by us. We may not prevail in any action brought against us, or that we bring against competitors or third parties, or we may be unsuccessful in securing any license for continued use and therefore have to discontinue the marketing and sale of a product. This could make us less competitive and could have a material adverse impact on our business, operating results and financial condition.

We cannot guarantee that that our share repurchases will enhance long-term shareholder value.

Our Board of Directors has previously authorized a share repurchase program. Under these authorizations, the Company has authority to repurchase both shares of our common stock and our Class B stock. The Company has undertaken repurchases of common stock on the open market (including pursuant to a 10b5-1 plan) and is also authorized to undertake repurchases in private, negotiated transactions. The Company has no obligations to repurchase any specific dollar amount or to acquire any specific number of shares. The timing, number and manner of share repurchases is determined by management and may depend upon a number of factors, including the trading price, market conditions, and the Company’s liquidity needs and management of its spending. Further, the Company’s share repurchases may be limited, suspended or discontinued at any time without prior notice. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock or otherwise affect stock price and or volatility. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to otherwise deploy such cash. There can be no assurance that these share repurchases will enhance shareholder value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2021, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarize our Common Stock stock purchases during this period. There were no purchases of our Class B stock during the three months ended January 31, 2021 and no shares of our Class A Common Stock are currently outstanding.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
For the Three Months Ended January 31, 2021	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[3]
Common Stock
November 1, 2020 to November 30, 2020	—	$—	—	871,616
December 1, 2020 to December 31, 2020	27,498	$36.42	27,498	844,118
January 1, 2021 to January 31, 2021	6,096	$34.64	6,096	838,022

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 filed with the SEC.

2 The figures in the table reflect transactions according to the settlement dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to the settlement dates.

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

Dated:  March 11, 2021