Form 10-Q
period 2021-04-30
Oil-Dri Corp of America
filed 2021-06-08
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 30, 2021
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2021.
Common Stock – 5,358,760 Shares and Class B Stock – 2,050,565 Shares

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

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including, but not limited to, those described herein and in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 and in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2021. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

“Oil-Dri” and “Agsorb” are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	April 30, 2021	July 31, 2020
Current Assets
Cash and cash equivalents	$30,318	$40,890
Accounts receivable, less allowance of $993 and $1,078 at April 30, 2021 and July 31, 2020, respectively	39,088	34,911
Inventories	23,584	23,893
Prepaid repairs expense	5,893	5,662
Prepaid expenses and other assets	4,987	3,064
Total Current Assets	103,870	$108,420

Property, Plant and Equipment
Cost	268,131	261,988
Less accumulated depreciation and amortization	(176,933)	(169,040)
Total Property, Plant and Equipment, Net	91,198	92,948

Other Assets
Goodwill	9,262	9,262
Other intangibles, net of accumulated amortization of $540 and $457 at April 30, 2021 and July 31, 2020, respectively	1,761	1,566
Customer list, net of accumulated amortization of $7,212 and $6,887 at April 30, 2021 and July 31, 2020, respectively	573	898
Deferred income taxes	6,574	7,302
Operating lease right-of-use assets	9,128	9,816
Other	7,268	5,670
Total Other Assets	34,566	34,514

Total Assets	$229,634	$235,882

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	April 30, 2021	July 31, 2020
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	6,912	12,529
Dividends payable	1,795	1,808
Operating lease liabilities	2,252	2,170
Accrued expenses	23,950	28,700
Total Current Liabilities	35,909	46,207

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $129 and $150 at April 30, 2021 and July 31, 2020, respectively	8,871	8,848
Deferred compensation	5,742	5,140
Pension and postretirement benefits	13,990	15,140
Long-term operating lease liabilities	8,327	9,135
Other	3,856	3,448
Total Noncurrent Liabilities	40,786	41,711

Total Liabilities	76,695	87,918

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,545,561 shares at April 30, 2021 and 8,449,003 shares at July 31, 2020	854	845
Class B Stock, par value $.10 per share, issued 2,397,056 shares at April 30, 2021 and 2,437,402 shares at July 31, 2020	240	244
Additional paid-in capital	47,591	44,993
Retained earnings	181,703	176,579
Noncontrolling interest	(261)	(174)
Accumulated Other Comprehensive Loss:
Pension and postretirement benefits	(11,500)	(11,994)
Cumulative translation adjustment	260	(260)
Total Accumulated Other Comprehensive Loss	(11,240)	(12,254)
Less Treasury Stock, at cost (3,186,801 Common and 346,491 Class B shares at April 30, 2021 and 3,090,230 Common and 335,816 Class B shares at July 31, 2020)	(65,948)	(62,269)
Total Stockholders’ Equity	152,939	147,964

Total Liabilities & Stockholders’ Equity	$229,634	$235,882

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income
(in thousands, except for per share amounts)

	(unaudited)
	For the Nine Months Ended April 30,
	2021	2020

Net Sales	$226,852	$218,383
Cost of Sales	(171,853)	(158,105)
Gross Profit	54,999	60,278
Selling, General and Administrative Expenses	(43,647)	(44,584)
Income from Operations	11,352	15,694

Other Income (Expense)
Interest expense	(542)	(314)
Interest income	54	238
Other, net	1,210	(186)
Total Other Income (Expense), Net	722	(262)

Income Before Income Taxes	12,074	15,432
Income Tax Expense	(1,651)	(2,573)
Net Income	10,423	12,859
Net Loss Attributable to Noncontrolling Interest	(87)	(155)
Net Income Attributable to Oil-Dri	10,510	13,014

Net Income Per Share (1)
Basic Common	$1.52	$1.85
Basic Class B Common	$1.14	$1.39
Diluted Common	$1.49	$1.82
Diluted Class B Common	$1.11	$1.37
Average Shares Outstanding
Basic Common	5,144	5,152
Basic Class B Common	1,928	2,042
Diluted Common	5,256	5,243
Diluted Class B Common	1,969	2,067
Dividends Declared Per Share
Basic Common	$0.7800	$0.7500
Basic Class B Common	$0.5850	$0.5625

(1) Our Form 10-Q for the nine months ended April 30, 2021 and 2020 reflects a change in presentation for net income per share. We have historically disclosed net income per share for our diluted Common and Class B Common shares in total. As we have two classes of common shares, we have elected to change our net income per share presentation to reflect net income per share for both of our classes of common shares - our diluted Common shares and our diluted Class B Common shares.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Nine Months Ended April 30,
	2021	2020

Net Income Attributable to Oil-Dri	$10,510	$13,014

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	494	5,674
Cumulative translation adjustment	520	(230)
Other Comprehensive Income	1,014	5,444
Total Comprehensive Income	$11,524	$18,458

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended April 30,
	2021	2020

Net Sales	$76,255	$76,256
Cost of Sales	(59,732)	(54,871)
Gross Profit	16,523	21,385
Selling, General and Administrative Expenses	(14,592)	(15,685)
Income from Operations	1,931	5,700

Other Income (Expense)
Interest expense	(186)	(108)
Interest income	14	48
Other, net	403	(43)
Total Other Income (Expense), Net	231	(103)

Income Before Income Taxes	2,162	5,597
Income Tax Benefit (Expense)	24	(947)
Net Income	2,186	4,650
Net (Loss) Income Attributable to Noncontrolling Interest	(41)	2
Net Income Attributable to Oil-Dri	2,227	4,648

Net Income Per Share (1)
Basic Common	$0.32	$0.66
Basic Class B Common	$0.24	$0.50
Diluted Common	$0.32	$0.65
Diluted Class B Common	$0.24	$0.49
Average Shares Outstanding
Basic Common	5,133	5,126
Basic Class B Common	1,925	2,036
Diluted Common	5,242	5,224
Diluted Class B Common	1,965	2,064
Dividends Declared Per Share
Basic Common	$0.2600	$0.2500
Basic Class B Common	$0.1950	$0.1875
(1) Our Form 10-Q for the three months ended April 30, 2021 and 2020 reflects a change in presentation for net income per share. We have historically disclosed net income per share for our diluted Common and Class B Common shares in total. As we have two classes of common shares, we have elected to change our net income per share presentation to reflect net income per share for both of our classes of common shares - our diluted Common shares and our diluted Class B Common shares.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended April 30,
	2021	2020

Net Income Attributable to Oil-Dri	$2,227	$4,648

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	165	126
Cumulative translation adjustment	112	(132)
Other Comprehensive Income (Loss)	277	(6)
Total Comprehensive Income	$2,504	$4,642
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	For the Three Months Ended April 30
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, January 31, 2020	10,881,155	(3,269,059)	$1,088	$43,149	$169,590	$(57,138)	$(9,589)	$(171)	$146,929
Net Income	—	—	—	—	4,648	—	—	2	4,650
Other Comprehensive Loss	—	—	—	—	—	—	(6)	—	(6)
Dividends Declared	—	—	—	—	(1,734)	—	—	—	(1,734)
Purchases of Treasury Stock	—	(127,770)	—	—	—	(4,097)	—	—	(4,097)
Net issuance of stock under long-term incentive plans	2,000	(2,800)	—	88	—	(87)	—	—	1
Amortization of Restricted Stock	—	—	—	770	—	—	—	—	770
Contributions from noncontrolling interests (1)	—	—	—	142	—	—	—	—	142
Balance, April 30, 2020	10,883,155	(3,399,629)	$1,088	$44,149	$172,504	$(61,322)	$(9,595)	$(169)	$146,655

Balance, January 31, 2021	10,937,617	(3,507,783)	$1,094	$46,890	$181,265	$(65,071)	$(11,517)	$(220)	$152,441
Net Income (Loss)	—	—	—	—	2,227	—	—	(41)	2,186
Other Comprehensive Income	—	—	—	—	—	—	277	—	277
Dividends Declared	—	—	—	—	(1,789)	—	—	—	(1,789)
Purchases of Treasury Stock	—	(21,159)	—	—	—	(736)	—	—	(736)
Net issuance of stock under long-term incentive plans	5,000	(4,350)	—	142	—	(141)	—	—	1
Amortization of Restricted Stock	—	—	—	559	—	—	—	—	559
Balance, April 30, 2021	10,942,617	(3,533,292)	1,094	47,591	181,703	(65,948)	(11,240)	(261)	152,939

	For the Nine Months Ended April 30
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders' Equity
Balance, July 31, 2019	10,860,678	(3,251,288)	$1,086	$41,300	$164,756	$(56,543)	$(15,039)	$(14)	$135,546
Net Income (Loss)	—	—	—	—	13,014	—	—	(155)	12,859
Other Comprehensive Income	—	—	—	—	—	—	5,444	—	5,444
Dividends Declared	—	—	—	—	(5,266)	—	—	—	(5,266)
Purchases of Treasury Stock	—	(143,391)	—	—	—	(4,620)	—	—	(4,620)
Net issuance of stock under long-term incentive plans	22,477	(4,950)	2	158	—	(159)	—	—	1
Amortization of Restricted Stock	—	—	—	2,549	—	—	—	—	2,549
Contributions from noncontrolling interests (1)	—	—	—	142	—	—	—	—	142
Balance, April 30, 2020	10,883,155	(3,399,629)	$1,088	$44,149	$172,504	$(61,322)	$(9,595)	$(169)	$146,655

Balance, July 31, 2020	10,886,405	(3,426,046)	$1,089	$44,993	$176,579	$(62,269)	$(12,254)	$(174)	$147,964
Net Income (Loss)	—	—	—	—	10,510	—	—	(87)	10,423
Other Comprehensive Income	—	—	—	—	—	—	1,014	—	1,014
Dividends Declared	—	—	—	—	(5,386)	—	—	—	(5,386)
Purchases of Treasury Stock	—	(81,746)	—	—	—	(2,925)	—	—	(2,925)
Net issuance of stock under long-term incentive plans	56,212	(25,500)	5	749	—	(754)	—	—	—
Amortization of Restricted Stock	—	—	—	1,849	—	—	—	—	1,849
Balance, April 30, 2021	10,942,617	(3,533,292)	$1,094	$47,591	$181,703	$(65,948)	$(11,240)	$(261)	$152,939

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

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Nine Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2021	2020
Net Income	$10,423	$12,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,653	10,399
Stock-based compensation	1,849	2,549
Deferred income taxes	716	1,367
Provision for bad debts and cash discounts	(107)	704
Loss on the sale of fixed assets	10	102
Curtailment gain on SERP Plan	—	(1,296)
(Increase) Decrease in assets:
Accounts receivable	(3,864)	(7,296)
Inventories	524	(72)
Prepaid expenses	(2,117)	120
Other assets	(1,066)	816
Increase (Decrease) in liabilities:
Accounts payable	(4,227)	3,859
Accrued expenses	(4,070)	4,612
Deferred compensation	602	129
Pension and postretirement benefits	(656)	(5,482)
Other liabilities	(330)	(1,101)
Total Adjustments	(2,083)	9,410
Net Cash Provided by Operating Activities	8,340	22,269

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,757)	(10,870)
Proceeds from sale of property, plant and equipment	4	112
Net Cash Used in Investing Activities	(10,753)	(10,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	—	(3,082)
Dividends paid	(5,399)	(5,292)
Purchases of treasury stock	(2,925)	(4,620)
Contributions from noncontrolling interests	—	142
Net Cash Used in Financing Activities	(8,324)	(12,852)
Effect of exchange rate changes on Cash and Cash Equivalents	165	27
Net Decrease in Cash and Cash Equivalents	(10,572)	(1,314)
Cash and Cash Equivalents, Beginning of Period	40,890	21,862
Cash and Cash Equivalents, End of Period	$30,318	$20,548

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Nine Months Ended April 30,
	2021	2020
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$751	$784
Cash dividends declared and accrued, but not paid	$1,795	$1,735

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and nine months ended April 30, 2021 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2021.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These immaterial reclassifications had no effect on the previously reported net income.

Management Use of Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period, as well as the related disclosures. Estimates and assumptions about future events cannot be made with certainty, including the potential impacts and duration of the recent novel coronavirus pandemic (“the coronavirus” or “COVID-19”) and its aftermath. All of our estimates and assumptions are revised periodically. Actual results could differ from these estimates.

Summary of Significant Accounting Policies

Our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, have not materially changed. The following is a description of certain of our significant accounting policies.

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

We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $405,000 and $247,000 as of April 30, 2021 and July 31, 2020, respectively. This liability is reported in Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. Revenue recognized during the nine months ended April 30, 2021 that was included in the liability for advance payments at the beginning of the period was $217,000.

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

Other Current and Noncurrent Liabilities
On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into U.S. law. The CARES Act provides for, among other things, deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As permitted by the CARES Act, we deferred approximately $2,300,000 in payroll taxes in calendar year 2020. The $2,300,000 will be paid equally in the fourth quarters of calendar years 2021 and 2022. The current portion of the accrual for these payroll taxes is included in Other within Accrued Expenses and the noncurrent portion of the accrual is included in Other within Noncurrent Liabilities on the unaudited Condensed Consolidated Balance Sheet.

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

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	April 30, 2021	July 31, 2020
Finished goods	$14,528	$14,500
Packaging	4,663	4,587
Other	4,393	4,806
Total Inventories	$23,584	$23,893

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We performed a detailed review of our inventory items to determine if an obsolescence reserve adjustment was necessary. The review surveyed all of our operating facilities and sales groups to ensure that both historical issues and new market trends were considered. The obsolescence reserve not only considered specific items, but also took into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve values at April 30, 2021 and July 31, 2020 were $746,000 and $926,000, respectively. The obsolescence reserve decreased due to better management of inventory. The other category of inventories includes a variety of items including clay, additives, fragrances and other supplies and decreased from July 31, 2020 due to increased production. Conversely, packaging inventories increased from July 31, 2020 due to anticipated sales demand as well as an increase in the cost of packaging.

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
Level 3: Unobservable inputs.

Cash equivalents are primarily money market mutual funds classified as Level 1. We had no cash equivalents as of April 30, 2021 and $6,000 of cash equivalents as of July 31, 2020. The $6,000 as of July 31, 2020 is included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

Balances of accounts receivable and accounts payable approximated their fair values at April 30, 2021 and July 31, 2020 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $11,384,000 and $11,631,000 as of April 30, 2021 and July 31, 2020, respectively, and are classified as Level 2. The fair value was estimated using the exit price notion of fair value.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, other than goodwill, include trademarks, patents, customer lists and product registrations. Intangible amortization expense was $146,000 and $184,000 in the third quarter of fiscal years 2021 and 2020, respectively. Intangible amortization expense was $451,000 and $600,000 in the first nine months of fiscal years 2021 and 2020. Estimated intangible amortization for the remainder of fiscal year 2021 is $144,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2022	$431
2023	$227
2024	$91
2025	$67
2026	$64

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

6. ACCRUED EXPENSES

Accrued expenses is as follows (in thousands):

	April 30, 2021	July 31, 2020
Salaries, Wages, Commissions and Employee Benefits	$11,051	$14,798
Trade promotions and advertising	1,321	2,349
Freight	2,961	1,313
Real Estate Tax	605	1,658
Other	8,012	8,582
	$23,950	$28,700

The decrease in salaries, wages, commissions and employee benefits relates primarily to the payment of annual discretionary bonuses during the first quarter of fiscal year 2021. The accrual for trade promotions and advertising is lower at April 30, 2021 than at July 31, 2020 due to a shift in timing of advertising programs and expense. Freight rates increased during the nine months ended April 30, 2021 resulting in a higher accrual at April 30, 2021. Accrued real estate tax at April 30, 2021 is lower than at July 31, 2020 due to timing of payments as well as an adjustment to account for lower real estate taxes for one of our facilities.

7. OTHER CONTINGENCIES

We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business, including ongoing litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows. In June 2020, the Company received notice from a former service provider alleging a breach of contract regarding the payment of a contingency fee. Such party subsequently, in July 2020, filed a lawsuit seeking to require the Company to participate in binding mediation regarding this matter. Although we believe this claim to be without merit, as of July 31, 2020, we have determined a reasonable estimate of this liability within a range, with no amount within that range being a better estimate than any other amount, and have therefore recorded that estimate in Other within Accrued expenses. There have been no changes during the nine months ended April 30, 2021 that would have changed this estimate. We believe that any loss related to this matter is unlikely to be material. However, the outcome of this legal matter is subject to significant uncertainties. The ability to predict the ultimate outcome of this legal matter involves judgments, estimates and inherent uncertainties. The actual outcome could differ materially from management’s estimates.

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

We have no material finance leases, and variable costs for operating leases are immaterial for the third quarter of fiscal year 2021. Operating lease costs are included in Cost of Sales or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,

	2021	2020	2021	2020
Operating Lease Cost
Operating lease cost	$592	$517	$1,944	$1,551
Short-term operating lease cost	173	190	535	590

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,

	2021	2020	2021	2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$579	$430	$1,748	$1,285

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	April 30, 2021	July 31, 2020
Weighted-average remaining lease term - operating leases	9.5 years	10.5 years
Weighted-average discount rate - operating leases	3.96%	3.87%

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of April 30, (in thousands):

2021	$641
2022	2,323
2023	1,321
2024	1,170
2025	1,089
Thereafter	6,204
Total	12,748
Less: imputed interest	(2,169)
Net lease obligation	$10,579

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

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2021	2020	2021	2020
Service cost	$—	$122	$—	$973
Interest cost	292	444	875	1,456
Expected return on plan assets	(722)	(688)	(2,166)	(2,102)
Amortization of:
Other actuarial loss	218	167	653	837
Net periodic benefit cost	$(212)	$45	$(638)	$1,164

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2021	2020	2021	2020
Service cost	$35	$29	$104	$87
Interest cost	13	20	38	61
Amortization of:
Prior service costs	(2)	(2)	(5)	(5)
Other actuarial loss	1	—	3	—
Net periodic benefit cost	$47	$47	$140	$143

The non-service cost components of net periodic benefit cost are included in Other Income (Expense) in the line item Other, net on the unaudited Condensed Consolidated Statements of Income.

The Pension Plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We were not required to make, and did not voluntarily make, a contribution to the Pension Plan during the first nine months of fiscal year 2021. We have no minimum funding requirements for the remainder of fiscal year 2021.
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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Nine Months Ended April 30,
Product	2021	2020	2021	2020
Cat Litter	$10,826	$11,026	$121,820	$116,010
Industrial and Sports	—	—	23,477	22,906
Agricultural and Horticultural	18,665	16,518	—	—
Bleaching Clay and Fluids Purification	37,577	37,142	1,457	1,835
Animal Health and Nutrition	13,030	12,946	—	—
Net Sales	$80,098	$77,632	$146,754	$140,751

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended April 30,
Product	2021	2020	2021	2020
Cat Litter	$3,214	$3,779	$39,941	$41,040
Industrial and Sports	—	—	9,505	7,894
Agricultural and Horticultural	6,632	6,222	—	—
Bleaching Clay and Fluids Purification	12,171	12,537	516	639
Animal Health and Nutrition	4,276	4,145	—	—
Net Sales	$26,293	$26,683	$49,962	$49,573

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

	Assets
	April 30, 2021	July 31, 2020
	(in thousands)
Business to Business Products Group	$67,722	$72,987
Retail and Wholesale Products Group	98,864	95,838
Unallocated Assets	63,048	67,057
Total Assets	$229,634	$235,882

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

	For the Nine Months Ended April 30,
	Net Sales		Income
	2021	2020	2021	2020
	(in thousands)
Business to Business Products Group	$80,098	$77,632	$23,005	$24,046
Retail and Wholesale Products Group	146,754	140,751	11,487	15,380
Net Sales	$226,852	$218,383
Corporate Expenses			(23,140)	(23,732)
Income from Operations			11,352	15,694
Total Other Income (Expense), Net			722	(262)
Income before Income Taxes			12,074	15,432
Income Tax Expense			(1,651)	(2,573)
Net Income			10,423	12,859
Net Loss Attributable to Noncontrolling Interest			(87)	(155)
Net Income Attributable to Oil-Dri			$10,510	$13,014

	For the Three Months Ended April 30,
	Net Sales		Income
	2021	2020	2021	2020
	(in thousands)
Business to Business Products Group	$26,293	$26,683	$7,146	$8,198
Retail and Wholesale Products Group	49,962	49,573	2,898	6,412
Net Sales	$76,255	$76,256
Corporate Expenses			(8,113)	(8,910)
Income from Operations			1,931	5,700
Total Other Income (Expense), Net			231	(103)
Income before Income Taxes			2,162	5,597
Income Tax Benefit (Expense)			24	(947)
Net Income			2,186	4,650
Net (Loss) Income Attributable to Noncontrolling Interest			(41)	2
Net Income Attributable to Oil-Dri			$2,227	$4,648

11. STOCK-BASED COMPENSATION

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan, as amended (the “2006 Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,219,500. As of April 30, 2021, there were 356,446 shares available for future grants under this plan.

Restricted Stock

All of our non-vested restricted stock as of April 30, 2021 was issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 5,000 and 2,000 restricted shares of Common Stock granted during the third quarter of fiscal years 2021 and 2020, respectively. Stock-based compensation expense was $559,000 and $770,000 for the third quarter of fiscal years 2021 and 2020, respectively. Stock-based compensation expense was $1,849,000 and $2,549,000 for the first nine months of fiscal years 2021 and 2020, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2020	390	$33.19
Granted	56	$35.97
Vested	(67)	$33.10
Forfeitures	(25)	$29.58
Non-vested restricted stock outstanding at April 30, 2021	354	$33.91

12. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of April 30, 2021 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2020	$(11,994)		$(260)	$(12,254)
Other comprehensive income before reclassifications, net of tax	—		520	520
Amounts reclassified from accumulated other comprehensive income, net of tax	494	(a)	—	494
Net current-period other comprehensive income, net of tax	494		520	1,014
Balance as of April 30, 2021	$(11,500)		$260	$(11,240)

(a) Amount is net of tax expense of $156,090. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements for further information.

13. RELATED PARTY TRANSACTIONS
One member of our Board of Directors (the “Board”) retired from the role of President and Chief Executive Officer of a customer of ours in September 2019 and is currently party to a post-employment agreement with the customer. Total net sales to that customer, including sales to subsidiaries of that customer, were $72,000 and $103,000 for the third quarter of fiscal years 2021 and 2020, respectively, and were $253,000 and $263,000 for the first nine months of fiscal years 2021 and 2020, respectively. Outstanding accounts receivable from that customer, and its subsidiaries, were $10,000 at April 30, 2021. There were no outstanding accounts receivable from that customer, and its subsidiaries, as of July 31, 2020.

One member of our Board is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $72,000 and $119,000 for the third quarter of fiscal years 2021 and 2020, respectively and were $273,000 and $182,000 for the first nine months of fiscal years 2021 and 2020, respectively. There were no outstanding accounts payable to that vendor as of April 30, 2021 or July 31, 2020.

14. SUBSEQUENT EVENTS

On May 4, 2021 we purchased a pension annuity which settled $8.5 million of projected benefit obligations. We recognized a settlement loss of approximately $.6 million due to the annuity purchase.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our Consolidated Financial Statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2021 and of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

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

RESULTS OF OPERATIONS

OVERVIEW

In late 2019 and early 2020, COVID-19 was first reported and then declared a pandemic by the World Health Organization, and continues to have a worldwide impact. While we saw changes to consumer purchasing patterns for certain products in response to the pandemic and certain increases in our costs arising out of the pandemic, its continued spread and accompanying effects, there has not, to date, been a significant impact to our business as a whole. All of our facilities, with the exception of our subsidiary in China (which experienced certain disruptions in the first half of our fiscal year 2020 but has subsequently resumed operations), have continued to operate as essential businesses as permitted under exceptions in the applicable shelter-in-place mandates due to our inclusion in the Critical Manufacturing Sector as defined by the U.S. Department of Homeland Security and other functions defined as essential by government authorities. Our top priority has been, and continues to be, the safety and health of our employees, contractors, and customers. We have adhered, and continue to adhere, to guidance from the U.S. Centers for Disease Control and Prevention (“CDC”) and local health and governmental authorities with respect to social distancing, physical separation, and enhanced cleaning and sanitation programs at each of our facilities. As a result, we have not experienced any shut downs due to workforce absences or illnesses.
As further discussed below, our consolidated net sales were flat during the third quarter of fiscal year 2021 and increased during the first nine months of fiscal year 2021 compared to the third quarter and first nine months of fiscal year 2020, respectively. Despite the overall increase in net sales during the first nine months of fiscal year 2021, we have not experienced any significant issues collecting amounts due from customers to date. However, parts of our business have been negatively impacted by the COVID-19 outbreak. Net sales of our industrial and sports products declined during fiscal year 2020 as many businesses that typically use our products and sports fields shut down. As certain areas are experiencing re-openings and reduced restrictions, we are starting to see a positive trend in that such businesses are increasingly re-opening, as are sports fields. As discussed below in “Retail and Wholesale Products Group,” net sales of our industrial and sports products were higher in the third quarter of fiscal year 2021 than in the same period of fiscal year 2020, and sales of our industrial products were higher for the first nine months of fiscal year 2021 than the same period in fiscal year 2020. In the long term, we foresee that our sports product sales will improve back to pre-pandemic volumes aided by the expected re-opening of baseball and softball at all levels in 2021 and 2022. As discussed below in “Foreign Operations,” net sales for our industrial granules in the United Kingdom were lower due to restrictions imposed by the United Kingdom government on business operations in response to later waves of outbreaks of COVID-19. In addition, while net sales of our fluids purification products were higher in the first nine months of fiscal year 2021 than the same period in fiscal year 2020, COVID-19 has negatively impacted the sales of these products. Reduced travel and, to a lesser extent, our inability due to COVID-19 to participate in our customers' plant tests of our fluids purification products and the continued closures of schools and restaurants has continued to impede our sales.
Consolidated gross profit has not been significantly impacted by COVID-19. We did experience some delays of incoming materials from several suppliers due to COVID-19 during the first nine months of fiscal 2021. However, it did not impact our ability to fulfill customer orders and we continue to monitor our suppliers. In general, our suppliers have either remained open or we have found new suppliers. While we have experienced a significant increase in transportation costs as discussed further below, we have continued to meet the increase in customer demand for our products. In addition, we have been able to successfully navigate delays in overseas vessel deliveries of our products by increasing our safety stock as well as finding other providers. We have incurred additional cleaning and sanitation costs to comply with the CDC guidelines, but these costs did not have a significant impact on our consolidated gross profit, and we have started to scale back these costs as more of our teammates become vaccinated. In addition, we are still experiencing a decrease in travel costs as our employees have continued to travel at reduced levels during the ongoing pandemic.
We are closely monitoring the continuation, resurgence in certain areas, and effects of the outbreak of COVID-19 on all aspects of our business, including how it has and may impact our suppliers and customers as well as the effects of the pandemic on economic conditions and the financial markets. In general, we have seen an increase in costs particularly as it relates to commodities as the economy continues to react to, and recover from, the pandemic and demand surpasses supply. However, we have not experienced any significant interruptions, and we will continue to closely monitor our inventory levels to mitigate the risk of any potential supply interruptions or changes in customer demand. It is possible that significant disruptions could occur if the pandemic continues to put pressure on transportation and shipping as a result of an imbalance of supply and demand or if there are continued increases in costs that we are unable to recover. Subsequent to quarter end, we revised our shipping terms with one of our significant customers to provide that freight charges are the responsibility of, and to be paid directly by, such customer and such costs will no longer be included in the prices we charge such customer. The impacts of COVID-19 and related economic conditions on our future results are uncertain at this time. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve (and in many cases, rapidly) and in ways that are difficult or impossible to anticipate. In addition, although COVID-19 did not materially impact our financial results to date and because it remains uncertain whether and how consumers will modify their purchasing habits in response to COVID-19 or during the period of "re-opening"as the pandemic abates in certain areas and continued or reduced government restrictions, these results may not be indicative of the impact that COVID-19 may have on our results for the remainder of fiscal year 2021.

The impacts of COVID-19 to our specific operating segments are discussed below.

NINE MONTHS ENDED APRIL 30, 2021 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2020

CONSOLIDATED RESULTS

Consolidated net sales for the nine months ended April 30, 2021 were $226,852,000, a 4% increase compared to net sales of $218,383,000 for the nine months ended April 30, 2020. Net sales increased for both our Retail and Wholesale Products Group and Business to Business Products Group. Segment results are discussed further below.
Consolidated gross profit for the first nine months of fiscal year 2021 was $54,999,000, or 24% of net sales, compared to $60,278,000, or 28% of net sales, for the first nine months of fiscal year 2020. Higher freight, packaging, materials, natural gas, and non-fuel costs per manufactured ton drove the decrease in gross profit. Freight costs per manufactured ton increased approximately 15% in the first nine months of fiscal year 2021 compared to the same period of fiscal year 2020 as the result of higher transportation rates due to a national driver shortage and tight trucking capacity in part caused by the continued return of non-essential businesses. Our overall freight costs also vary between periods depending on the mix of products sold and the geographic distribution of our customers. Despite the tight trucking capacity, we have been able to continue to meet the increase in customer demand. Packaging costs per manufactured ton for the first nine months of fiscal year 2021 were approximately 13% higher compared to the first nine months of fiscal year 2020 due to higher commodity costs, particularly as it relates to resin. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices. Our materials costs per manufactured ton increased approximately 5% during the first nine months of fiscal year 2021 compared to fiscal year 2020. The cost of natural gas per manufactured ton used to operate kilns that dry our clay was 3% higher in the first nine months of fiscal year 2021 compared to the first nine months of fiscal year 2020. Non-fuel costs per manufactured ton also increased during the first nine months of fiscal year 2021 compared to fiscal year 2020. While we have experienced an increase in costs due to the reasons mentioned above, we anticipate being able to recover some of these rising costs through price increases.

Total SG&A expenses of $43,647,000 for the first nine months of fiscal year 2021 were lower by $937,000 or 2% compared to $44,584,000 for the first nine months of fiscal year 2020. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments. The remaining unallocated corporate expenses include a lower estimated annual incentive bonus accrual for fiscal year 2021 compared to fiscal year 2020 and lower pension costs offset by additional expense related to the increase in employer match for our 401(k) plan. In addition, the second quarter of the prior fiscal year included a curtailment gain of $1,296,000 related to the freeze of our Supplemental Executive Retirement Plan, which has since been terminated.

Other income of $722,000 for the first nine months of fiscal year 2021 included approximately $800,000 related to a gain upon the annual actuarial valuation of our pension plan and less unfavorable exchange rate losses as compared to the same period in fiscal year 2020.

Consolidated net income before taxes for the first nine months of fiscal year 2021 was $12,074,000, a 22% decrease from net income before taxes of $15,432,000 for the first nine months of fiscal year 2020. Results for the first nine months of fiscal year 2021 were driven by the factors discussed above.

Tax expense for the first nine months of fiscal year 2021 was $1,651,000 (an effective tax rate of 14%) compared to $2,573,000 (an effective tax rate of 17%) for the first nine months of fiscal year 2020. An estimated annual effective tax rate was used in both periods to determine the provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion. The decrease in the effective tax rate for the first nine months was primarily driven by lower expected annual taxable income as well as certain tax credits and deductions that are further discussed below in the “Results of Operations for the Three Months ended April 30, 2021.”

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first nine months of fiscal year 2021 increased compared to the first nine months of fiscal year 2020. Net sales were $80,098,000, an increase of $2,466,000, or 3%, from net sales of $77,632,000 for the first nine months of fiscal year 2020. Net sales of our agricultural and horticultural chemical carrier products increased approximately $2,147,000 or 13% for the first nine months of fiscal year 2021 compared to the same period in fiscal year 2020. The increase in net sales was attributable to an expected shift in timing of sales to one of our largest customers from the last three months of fiscal year 2020 to fiscal year 2021 due to that customer resuming its production schedule after it experienced various supplier delays due to COVID-19. Additionally, agricultural sales increased due to a new business application of our Agsorb product to an existing customer, increased sales to existing customers in the first nine months of fiscal year 2021 and the addition of several smaller new customers. Net sales of our fluids purification products increased approximately $435,000 or 1% compared to the first nine months of the prior fiscal year despite the negative impacts of COVID-19. We experienced sales improvement primarily in Latin America and Europe for a variety of reasons, primarily due to either customer wins or increased sales to existing customers. The increases in net sales to Latin America and Europe were partially offset by lower sales to North America and Asia. Net sales to North America decreased due to customers still having unused product on hand following reduced operations as a result of COVID-19 shutdowns or restrictions, and companies pushing back plant tests which typically generates sales. In addition, the oil quality in North America continues to be good, which has reduced the need for our clay products. Reduced air travel due to COVID-19 has also negatively affected the sale of our jet fuel fluids purification products in both North America and Asia. Sales to Asia also decreased in the first nine months of fiscal year 2021 compared to fiscal year 2020 due to price competition. Net sales of our animal health and nutrition products were essentially flat during the first nine months of fiscal year 2021 compared to the first nine months of the prior year as the increases in net sales of our animal feed additives in China, Mexico and Asia offset the decreases in net sales in other countries. See “Foreign Operations” below for a discussion of net sales in China and Mexico. Net sales of our co-packaged coarse cat litter decreased approximately $200,000 or 2% during the first nine months of fiscal year 2021 compared to the same period in the prior fiscal year due to timing of consumer purchases. Similar to our Retail and Wholesale Products Group cat litter business, our co-packaged coarse cat litter business experienced a significant increase in revenues during the first nine months of fiscal year 2020 as consumers were engaged in anticipatory purchasing (or “pantry loading”) due to COVID-19. These businesses had more normalized revenues during the first nine months of fiscal year 2021.

SG&A expenses for the Business to Business Products Group increased approximately 6% or $457,000 for the first nine months of fiscal year 2021 compared to the same period of the prior fiscal year. The increase in SG&A expenses correlates to the higher sales of our animal health products in fiscal year 2021 partially offset by lower travel costs and less bad debt expense. In the first nine months of fiscal year 2021, we made a concentrated effort to invest in our animal health business through increased sales personnel, leadership, and marketing of our animal health products.

The Business to Business Products Group’s operating income for the first nine months of fiscal year 2021 was $23,005,000, a decrease of $1,041,000 or 4%, from operating income of $24,046,000 for the first nine months of fiscal year 2020. The decrease in operating income was driven by higher freight, packaging, materials, natural gas and non-fuel costs per manufactured ton as discussed in “Consolidated Results” above as well as higher SG&A expenses.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first nine months of fiscal year 2021 were $146,754,000, an increase of $6,003,000, or 4%, from net sales of $140,751,000 for the first nine months of fiscal year 2020 driven primarily by sales of cat litter and to some extent, our industrial and sports products. Total cat litter net sales were approximately $5,800,000 or 5% higher compared to the first nine months of the prior fiscal year, with increased sales of both private label and branded scoopable litter as we gained business from both new customers and from new items sold to existing customers for both private label and branded scoopable litter. In addition, the impact of COVID-19 on increased pet adoption continues to boost sales as well as the overall macro trend of increased spending on pets. Also included in the Retail and Wholesale Products Group's results were increased sales of our industrial and sports products compared to the first nine months of fiscal year 2020. Net sales of our industrial and sports products increased approximately $571,000 or 2% compared to the first nine months of fiscal year 2020, primarily driven by the re-opening of businesses and sports fields in the third quarter of fiscal year 2021. Cat litter and industrial floor absorbent sales by our subsidiary in Canada further contributed to the net sales increase, as discussed in “Foreign Operations” below.

SG&A expenses for the Retail and Wholesale Products Group were lower by approximately $169,000 or 1% during the first nine months of fiscal year 2021 compared to the first nine months of fiscal year 2020 primarily due to less travel costs and less bad debt expense offset by higher advertising costs. We anticipate total advertising expense in fiscal year 2021 will be less than fiscal year 2020.
The Retail and Wholesale Products Group's operating income for the first nine months of fiscal year 2021 was $11,487,000, a decrease of $3,893,000, or 25%, from operating income of $15,380,000 for the first nine months of fiscal year 2020. The decrease in operating income was driven by lower sales and the higher freight, packaging, materials, natural gas and non-fuel costs as discussed in “Consolidated Results” above.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China, Mexico and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first nine months of fiscal year 2021 were $13,012,000, an increase of $2,026,000, or 18%, compared to net sales of $10,986,000 during the first nine months of fiscal year 2020. All of our foreign operations, with the exception of the United Kingdom and Indonesia, experienced an increase in net sales during the first nine months of fiscal year 2021 compared to fiscal year 2020. Cat litter sales for our Canada subsidiary increased by approximately $982,000 or 24% in the first nine months of fiscal year 2021 compared to the same period in the prior fiscal year due to new product sales; higher sales to existing customers; in-store promotions; and pantry loading in eastern Canada due to a second wave of COVID-19 infections and lockdown restrictions during the first three months of fiscal year 2021. In addition to increased sales of cat litter, sales of our industrial absorbent granules in Canada increased by approximately $464,000 or 31% during the first nine months of fiscal year 2021 compared to the same period in fiscal year 2020 as distributors were starting to fully reopen during the third quarter of fiscal year 2021. However, some of the increase in industrial absorbent granules is attributable to the timing of purchases by our customers. Sales of our animal health products by our foreign operations grew during the first nine months of fiscal year 2021 compared to the same period in fiscal year 2020, particularly in China and Mexico. Net sales in China increased approximately $802,000 or 49% during the first nine months of fiscal year 2021 compared to the same period in fiscal year 2020. Despite the continued impacts of the African Swine Fever to pork consumption, sales of our animal health products in China were higher during the first nine months of fiscal year 2021 compared to fiscal year 2020 due to a new contract with an existing customer; increased sales to existing customers; winning back several previous distributors and implementing a concentrated sales and marketing effort. To some extent, the increase in net sales also relates to the economy starting to recover in China from the nine month period last year when the pandemic and lockdowns were already prevalent in China. Sales of our animal health products in Mexico also increased during the first nine months of fiscal year 2021 compared to fiscal year 2020 due to several small customer wins as well as increased sales to existing customers. Higher sales for these subsidiaries were partially offset by lower net sales for our subsidiary in the United Kingdom. The effect of COVID-19 lockdowns and restrictions on the industry in Europe has, to some extent, reduced demand for our industrial floor granules and jet fuel purification products. The discontinuation by a customer of a product that used our clay granules also contributed to the decrease in sales of our subsidiary in the United Kingdom. Net sales by our foreign subsidiaries represented 6% and 5%, respectively, of our consolidated net sales during the first nine months of fiscal year 2021 and 2020.

Our foreign subsidiaries reported a net loss of $177,000 for the first nine months of fiscal year 2021, compared to a net loss of $200,000 for the first nine months of fiscal year 2020. The net loss was primarily driven by our continued investment in our subsidiary in Indonesia and higher SG&A expenses to support increased sales for our subsidiary in Mexico. The net loss was partially offset by higher net income from our subsidiary in China related to increased sales during the first nine months of fiscal year 2021 as described above.

Identifiable assets of our foreign subsidiaries as of April 30, 2021 were $12,881,000, compared to $11,286,000 as of April 30, 2020. The increase was attributed primarily to working capital contributed to our subsidiary in Mexico during the third quarter of fiscal year 2020 that has not yet been fully used; an increase in inventory for our subsidiaries in Canada and China in anticipation of meeting customer needs and thwarting any potential supply chain disruptions due to COVID-19 and to some extent, an increase in cash due to the increase in sales.

THREE MONTHS ENDED APRIL 30, 2021 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2020

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended April 30, 2021 were $76,255,000, essentially flat compared to net sales of $76,256,000 for the three months ended April 30, 2020. Segment results are discussed below.

Consolidated gross profit for the three months ended April 30, 2021 was $16,523,000, or 22% of net sales, compared to $21,385,000, or 28% of net sales, for the third quarter of fiscal year 2020. Higher freight, packaging, materials, natural gas, and non-fuel costs per manufactured ton drove the decrease in gross profit. Freight costs per manufactured ton increased approximately 28% in the third quarter of fiscal year 2021 compared to the same period of fiscal year 2020 as the result of higher transportation rates due to a national driver shortage and tight trucking capacity in part caused by the continued return of non-essential businesses. In addition, the increase in diesel fuel also contributed to higher freight costs. Our overall freight costs also vary between periods depending on the mix of products sold and the geographic distribution of our customers. Despite the tight trucking capacity, we have been able to continue to meet the increase in customer demand. Packaging costs per manufactured ton were approximately 19% higher compared to the third quarter of the prior fiscal year, driven primarily by rising commodity prices, particularly as it relates to resin. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices. In addition, materials costs per manufactured ton were 9% higher in the third quarter of fiscal year 2021 than in fiscal year 2020. The cost of natural gas used to operate kilns that dry our clay was approximately 11% higher per manufactured ton for the third quarter of fiscal year 2021 compared to the same period of fiscal year 2020 due to the increase in natural gas prices. The increased gas prices in 2021 were driven, in part, by the limited supply created by record-low temperatures across the nation, which drove up demand and supply was further limited across the country due to natural gas pipelines and wellheads freezing in the South. The limited supply coupled with high demand caused the increase in natural gas prices. In addition, our non-fuel manufacturing costs per ton increased during the third quarter of fiscal year 2021 compared to the same period in fiscal year 2020. While we have experienced an increase in costs due to the reasons mentioned above we anticipate being able to recover some of these rising costs through price increases.

Total SG&A expenses were $14,592,000 for the third quarter of fiscal year 2021, a 7% decrease compared to $15,685,000 for the third quarter of fiscal year 2020. The discussion below describes the SG&A expenses allocated to the operating segments. The remaining unallocated corporate expenses includes a lower estimated annual incentive bonus accrual for fiscal year 2021 compared to fiscal year 2020.

Other income of $231,000 for the third quarter of fiscal year 2021 primarily includes changes in our pension costs and less unfavorable exchange rate losses as compared to the same period in fiscal year 2020.

Consolidated net income before taxes for the third quarter of fiscal year 2021 was $2,162,000, compared to net income before taxes of $5,597,000 for the third quarter of fiscal year 2020. Results for the third quarter of fiscal year 2021 were driven by the factors described above.

We had a tax benefit of $24,000 for the third quarter of fiscal year 2021, compared to tax expense $947,000 for the third quarter of fiscal year 2020, which resulted in an effective tax rate of (1)% and 17%, respectively. We used an estimated annual effective tax rate (“ETR”) in determining our quarterly provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion. The reduction in the ETR in the third quarter of fiscal year 2021, compared to the same period in the prior fiscal quarter, reflects a decrease in our expected annual taxable income as well as certain employment related credits we were able to take advantage of. In addition, we were also able to claim a tax deduction for foreign-derived income which further reduced the ETR.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the third quarter of fiscal year 2021 were $26,293,000, a decrease of $390,000, or 1%, from net sales of $26,683,000 for the third quarter of fiscal year 2020. While overall net sales declined slightly during the third quarter of fiscal year 2021, we did have an increase in net sales for our agricultural and horticultural products and our animal health products during the third quarter of fiscal 2021. Net sales of our agricultural and horticultural chemical carrier products increased $410,000 or 7%, the majority of which relates to increased sales to existing customers and several smaller new customers. Net sales of our animal health and nutrition products increased 3% or approximately $131,000 in the third quarter of fiscal 2021. Net sales increased most notably in our Asia and Latin America markets for our animal feed additives. Net sales increased in Asia primarily due to increased sales to one of our existing distributors as well as a new distributor. Net sales in Latin America increased as a change in one of our distributors from the first quarter of fiscal year 2021 continues to generate higher sales and surpass the net sales made by the previous distributor in the third quarter of fiscal year 2020. Net sales of our fluids purification products decreased approximately $366,000 or 3% for the third quarter of fiscal year 2021 compared to fiscal year 2020. Sales in Europe, North America and Asia decreased for a variety of reasons as further discussed below. However, we experienced sales improvement in Latin America in the third quarter of fiscal year 2021 compared to fiscal year 2020. Net sales in Europe decreased during the third quarter of fiscal year 2021 compared to fiscal year 2020 primarily due to the timing of sales and the negative impact of COVID-19. We experienced lower net sales to North America due to customers still having unused product on hand following reduced operations as a result of COVID-19 shutdowns or restrictions, and companies pushing back plant tests which typically generate sales. In addition, the oil quality in North America continues to be good, which reduces the need for our clay products. Reduced air travel due to COVID-19 has also negatively affected the sale of our jet fuel fluids purification products in both North America and Asia. Sales in Latin America increased due to one of our existing customers opening a new facility and increasing its orders from us. Net sales of our co-packaged coarse cat litter for the third quarter of fiscal year 2021 were approximately $565,000 or 15% lower compared to the third quarter of the prior fiscal year. Similar to our Retail and Wholesale Products Group cat litter business discussed below, the third quarter of fiscal year 2020 experienced a significant increase in revenues as consumers were pantry loading due to COVID-19 and the third quarter of fiscal year 2021 has more normalized revenues.

SG&A expenses for the Business to Business Products Group were flat in the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020. We continued to invest in our animal health business which resulted in higher costs due to increased sales personnel, leadership, and marketing of our animal feed additives. However, these investments were offset by lower travel and bad debt expenses.

The Business to Business Products Group’s operating income for the third quarter of fiscal year 2021 was $7,146,000, a decrease of $1,052,000, or 13%, from operating income of $8,198,000 in the third quarter of fiscal year 2020. The decrease in operating income was driven by the increase in freight, packaging, materials, natural gas, and non-fuel manufacturing costs discussed in “Consolidated Results” above.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the third quarter of fiscal year 2021 were $49,962,000, an increase of $389,000, or 1%, from net sales of $49,573,000 for the third quarter of fiscal year 2020. The increase in net sales is driven by our industrial and sports products which increased approximately $1,611,000 or 20% during the third quarter of fiscal year 2021 compared to the same period in fiscal year 2020 due to the re-opening of many businesses and sports fields. We anticipate this increase to continue as more businesses and sports fields re-open and resume operations at pre-COVID-19 levels. Sales of our industrial products by our subsidiary in Canada also aided in the increase in net sales during the third quarter of fiscal year 2021 as further discussed in “Foreign Operations” below. The increase in net sales for our industrial and sports products was somewhat offset by the decrease in net sales of our cat litter products. While we continue to experience a positive impact from COVID-19 due to increased pet adoption continuing to boost sales as well as the overall macro trend of increased spending on pets, net sales decreased in the third quarter of fiscal year 2021 compared to the same period in the prior fiscal year. Total cat litter net sales decreased 3%, or $1,099,000, compared to the third quarter of fiscal year 2020. This decrease relates primarily to the timing of sales. Many consumers in the third quarter of fiscal year 2020 were pantry loading cat litter and related products and we are now experiencing a return to more normalized cat litter sales as occurred in the third quarter of fiscal year 2021. This decrease has impacted both our e-commerce sales and traditional channels across all product lines - branded, private label and accessories. Despite the decrease in cat litter sales in the third quarter of fiscal year 2021, net sales are still higher than any other quarter prior to the World Health Organization declaring COVID-19 a pandemic in the third quarter of fiscal year 2020. In addition, net sales of cat litter by our subsidiary in Canada continue to increase, mainly due to new customers and products, as further discussed in “Foreign Operations” below.

SG&A expenses for the Retail and Wholesale Products Group were lower in the third quarter of fiscal year 2021 than in fiscal year 2020 by 5% or $216,000, primarily due to less travel costs and less bad debt expense.

For the third quarter of fiscal year 2021, the Retail and Wholesale Products Group reported operating income of $2,898,000, a decrease of $3,514,000, compared to operating income of $6,412,000 for the third quarter of fiscal year 2020. The decrease in operating income was driven by lower sales and the higher freight, packaging, materials, natural gas, and non-fuel manufacturing costs described above in “Consolidated Results”.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China, Mexico and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the third quarter of fiscal year 2021 were $4,174,000, a 9% increase compared to net sales of $3,832,000 in the third quarter of fiscal year 2020. Cat litter sales for our Canada subsidiary increased by approximately $194,000 or 13% in the third quarter of fiscal year 2021 compared to the same period of fiscal year 2020 due to new product sales and higher sales to existing customers. Moreover, the impact of COVID-19 on increased pet adoption continues to boost cat litter sales as well as the overall macro trend of increased spending on pets. In addition to increased sales of cat litter, sales of our industrial absorbent granules in Canada increased by approximately $310,000 or 64% during the third quarter of fiscal year 2021 compared to the same period in fiscal year 2020 as distributors were starting to fully re-open after the COVID-19 shutdowns during the same period in fiscal year 2020. The increase in sales of industrial absorbent granules is also due to the timing of consumer purchases. Sales of our animal health products by our foreign operations were slightly lower during the third quarter of fiscal year 2021 compared to fiscal year 2020 primarily due to timing of sales for our subsidiary in China. The Chinese New Year occurred in the third quarter of fiscal year 2021 whereas it occurred in the second quarter of fiscal year 2020. Sales are typically lower in the month that the Chinese New Year occurs and, as a result, the third quarter fiscal year 2021 results were lower than in the same period of the prior fiscal year. The increase in sales of our cat litter and industrial absorbent granules were somewhat offset by lower sales for our subsidiary in the United Kingdom. The effect of COVID-19 lockdowns and restrictions on the industry in Europe has, to some extent, reduced demand for our industrial floor granules and jet fuel purification products. The discontinuation by a customer of a product that used our granules also contributed to the decrease in sales of our subsidiary in the United Kingdom. Our foreign subsidiaries' net sales represented approximately 5% of consolidated net sales during the third quarters of fiscal years 2021 and 2020.

Our foreign subsidiaries reported a net loss of $134,000 for the third quarter of fiscal year 2021 compared to a net loss of $31,000 for the third quarter of fiscal year 2020. While our subsidiary in Canada had higher net sales in the third quarter of fiscal year 2021 than in fiscal year 2020, the increase in net sales was partially offset by higher SG&A expenses to support the overall growth in our foreign sales.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; making pension contributions; and, from time to time, business acquisitions. During the first nine months of fiscal year 2021, we principally funded these requirements using cash from current operations as well as cash generated in the fourth quarter of fiscal year 2020 from borrowings and a one-time receipt of cash related to licensing of certain of our patents.

To date, COVID-19 has not had a significant impact on our operations as a whole, and we anticipate cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements. In addition, we are actively monitoring the timing and collection of our accounts receivable. Given the dynamic nature of COVID-19 and its effects, we will continue to assess our liquidity needs and to actively manage our spending.
The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended April 30,
	2021	2020
Net cash provided by operating activities	$8,340	$22,269
Net cash used in investing activities	(10,753)	(10,758)
Net cash used in financing activities	(8,324)	(12,852)
Effect of exchange rate changes on cash and cash equivalents	165	27
Net decrease in cash and cash equivalents	$(10,572)	$(1,314)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first nine months of fiscal years 2021 and 2020 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $3,971,000 in the first nine months of fiscal year 2021 compared to an increase of $6,592,000 in the first nine months of fiscal year 2020. Lower sales in the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020 drove the decrease in accounts receivable as of April 30, 2021. In addition, during the first nine months of fiscal year 2021 our expected allowance for bad debts was reduced. The variation in accounts receivable balances also reflects differences in the level and timing of collections as well as the payment terms provided to various customers.

Inventory decreased $524,000 in the first nine months of fiscal year 2021 compared to an increase of $72,000 in the first nine months of fiscal year 2020 due to a decrease in other inventory such as clay, additives, and fragrance as well as a decrease in our inventory obsolescence reserve. Inventory increased $72,000 in the first nine months of fiscal year 2020 primarily due to the increase in our inventory obsolescence reserve.

Prepaid expenses increased $2,117,000 in the first nine months of fiscal year 2021 driven primarily by prepayment of income taxes and insurance offset by lower prepaid advertising costs. Lower prepaid advertising costs offset by higher prepaid insurance and prepaid repairs drove the overall decrease of $120,000 during the first nine months of fiscal year 2020.

Other assets increased $1,066,000 in the first nine months of fiscal year 2021 compared to a decrease of $816,000 in the first nine months of fiscal year 2020. The increase in other assets relates primarily to an increase in capitalized pre-production mining costs offset by amortization of our operating lease right-of-use lease assets. Amortization of our operating lease right-of-use lease assets also drove the decrease in the first nine months of fiscal 2020.

Accounts payable, including income taxes payable, decreased $4,227,000 in the first nine months of fiscal year 2021 compared to an increase of $3,859,000 in the first nine months of fiscal year 2020. Lower trade payables drove the decrease in accounts payable in the first nine months of fiscal year 2021 as well as income taxes payable being in a prepaid position versus a payable position at the end of the third quarter of fiscal year 2021. Trade and freight payables vary in both periods due to the timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses decreased $4,070,000 in the first nine months of fiscal year 2021 compared to an increase of $4,612,000 in the first nine months of fiscal year 2020 due to decreases in our accrued bonus, advertising, and real estate taxes offset by an increase in accrued freight and a reclassification of one of our accruals from long term to short term. The payout of the prior fiscal year's discretionary incentive bonus reduced accrued salaries in both fiscal years, but to a greater extent in fiscal year 2021 as the accrual was higher in the prior fiscal year. Accrued advertising decreased in the first nine months of fiscal year 2021 more than the same period of fiscal year 2020 due to timing of our advertising programs. Accrued real estate taxes decreased based on lower real estate taxes for one of our facilities. These decreases were partially offset by the reclassification of the current portion of the deferred employer payroll taxes under the CARES Act, which is due by the end of calendar year 2021, as further described in Note 1 of the Notes to the unaudited Condensed Financial Statements and an increase in accrued freight. Accrued freight can vary with freight rates, timing of shipments, and production requirements. In addition, accrued plant expenses can also fluctuate due to timing of payments, changes in the cost of goods and services we purchase, production volume levels and vendor payment terms. As noted previously, accrued expenses were higher in the first nine months of fiscal year 2020 primarily due to a higher accrual for our discretionary incentive bonus.

Pension and postretirement benefits decreased $656,000 in the first nine months of fiscal year 2021 compared to a decrease of $5,482,000 in the first nine months of fiscal year 2020. The liability decreased during the first nine months of fiscal year 2021 due to reduced service expense related to the Pension Plan which was frozen in fiscal year 2020. The decrease in the first nine months of fiscal year 2020 relates to the curtailment of our Pension Plan during the second quarter of that fiscal year which reduced the pension benefit obligation.

Other liabilities decreased $330,000 in the first nine months of fiscal year 2021 compared to a decrease of $1,101,000 in the first nine months of fiscal year 2020. The decrease in other liabilities for the first nine months of fiscal year 2021 relates to reclassifying the current portion of the deferral of employer taxes under the CARES Act to current liabilities. The decrease in fiscal year 2020 for the same period is due to a reclassification of the deferred lease liability to operating lease liabilities.

Net cash used in investing activities

Cash used in investing activities of $10,753,000 in the first nine months of fiscal year 2021 were flat compared to cash used in investing activities of $10,758,000 in the first nine months of fiscal year 2020 driven by capital expenditures.

Net cash used in financing activities

Cash used in financing activities of $8,324,000 in the first nine months of fiscal year 2021 was lower than cash used in financing activities of $12,852,000 in the first nine months of fiscal year 2020. The first nine months of fiscal year 2020 included higher repurchases of stock than in the first nine months of fiscal year 2021. In addition, the first nine months of fiscal year 2020 included the semi-annual payment on the then existing notes payable. The remaining notes payable were paid in the fourth quarter of fiscal year 2020 and replaced by a new notes payable agreement as further described below. No payments on the new notes payable agreement are yet due.

Other

Total cash and investment balances held by our foreign subsidiaries of $4,032,000 as of April 30, 2021 were higher than the April 30, 2020 balances of $3,042,000. See further discussion in “Foreign Operations” above.

On January 31, 2019, we signed a fifth amendment to our credit agreement with BMO Harris Bank N.A. (“BMO Harris”), which expires on January 31, 2024. The agreement provides for a $45,000,000 unsecured revolving credit agreement and a maximum of $10,000,000 for letters of credit. The agreement terms also state that we may select a variable interest rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of April 30, 2021, the variable rates would have been 3.50% for the BMO Harris prime-based rate or 1.43% for the three-month LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of April 30, 2021 and 2020, we were in compliance with the covenants. There were no borrowings during the first nine months of either fiscal year 2020 or 2021.

On May 15, 2020, we entered into a new debt instrument pursuant to which, among other things, we issued $10,000,000 in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 and entered into an amended note agreement that provides the Company with the ability to request, from time to time until May 15, 2023 (or such earlier date as provided for in the agreement), additional senior unsecured notes of the Company in an aggregate principal amount of up to $75,000,000 minus the aggregate principal amount of the notes then outstanding and the additional notes that have been accepted for purchase. The issuance of such additional notes is at the discretion of the noteholders and purchasers and on an uncommitted basis. As of April 30, 2021 outstanding notes payable were $9,871,000, net of $129,000 of unamortized debt issuance costs.

As of April 30, 2021, we had remaining authority to repurchase 816,863 shares of Common Stock under a repurchase plan approved by our Board of Directors (the “Board”). Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management pursuant to the repurchase plan approved by our Board.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, deferred compensation payouts, dividend payments and debt service obligations for at least the next 12 months. We expect capital expenditures in fiscal year 2021 to be greater than in fiscal year 2020. We do not believe that these increased expenditures will dramatically impact our cash position; however our cash requirements are subject to change as business conditions warrant and opportunities arise. Our anticipated advertising expense for fiscal year 2021 is expected to be lower as compared to fiscal year 2020.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The Company's operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended July 31, 2020. There have been no material changes to our risk factors since the Company's Annual Report on Form 10-K for the year ended July 31, 2020 except as set forth in the Company's Quarterly Report for the quarter ended January 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2021, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarize our Common Stock stock purchases during this period. There were no purchases of our Class B stock during the three months ended April 30, 2021 and no shares of our Class A Common Stock are currently outstanding.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
For the Three Months Ended April 30, 2021	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[3]
Common Stock
February 1, 2021 to February 28, 2021	14,689	$34.83	14,689	823,333
March 1, 2021 to March 31, 2021	198	$34.98	198	823,135
April 1, 2021 to April 30, 2021	6,272	$34.71	6,272	816,863

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

Dated:  June 8, 2021