Form 10-K
period 2021-07-31
Oil-Dri Corp of America
filed 2021-10-13
CIK 74046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended July 31, 2021
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
Yes ☐ No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 31, 2021 was $185,586,233.

Number of shares of each class of Oil-Dri’s capital stock outstanding as of September 30, 2021:
Common Stock – 5,329,859 shares        Class B Stock – 2,050,565 shares        Class A Common Stock – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Oil-Dri’s Proxy Statement for its 2021 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) not later than November 28, 2021 (120 days after the end of Oil-Dri’s fiscal year ended July 31, 2021), are incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

CONTENTS (CONTINUED)

FORWARD-LOOKING STATEMENTS

    Certain statements in this report, including those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those statements elsewhere in this report and other documents we file with the SEC, contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” “foresee,” “predict,” “possible,” “commit,” “design,” “strive,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

TRADEMARK NOTICE

    Agsorb, Amlan, Calibrin, Cat’s Pride, ConditionAde, Flo-Fre, Fresh & Light, Jonny Cat, KatKit, MD-09, Metal-X, NeoPrime, Oil-Dri, Pel-Unite, Perform, Pro Mound, Pro's Choice Sports Field Products, Pure-Flo, Rapid Dry, Select, Terra-Green, Ultra-Clear, Varium and Verge are all U.S. registered trademarks of Oil-Dri Corporation of America or of its subsidiaries. Saular, Cat's Pride and Jonny Cat are Canadian registered trademarks of Oil-Dri Corporation of America. Fresh Step is a registered trademark of The Clorox Company (“Clorox”).

PART I
ITEM 1 – BUSINESS

OVERVIEW OF BUSINESS

Except as otherwise indicated herein or as the context otherwise requires, references to “Oil-Dri,” the “Company,” “we,” “us” or “our” refer to Oil-Dri Corporation of America and its subsidiaries.

Oil-Dri is a leader in developing, manufacturing and/or marketing sorbent products. Our sorbent products are principally produced from hydrated aluminosilicate minerals, primarily consisting of calcium bentonite, attapulgite and diatomaceous shale, which we refer to collectively as our “clay,” our “minerals,” or “Fuller's Earth.” We surface mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California. We produce both absorbent and adsorbent products from our clay. Absorbents, like sponges, draw liquids up into their many pores. Examples of our absorbent clay products are Cat’s Pride and Jonny Cat branded premium cat litter, as well as other private label cat litters. Additional examples are our Oil-Dri branded floor absorbents, Amlan branded animal health and nutrition solutions for livestock, and Agsorb and Verge agricultural chemical carriers. Adsorbent products attract impurities in liquids, such as metals and surfactants, and form low-level chemical bonds. Examples of our adsorbent products are our Ultra-Clear clarification clays. Our Pure-Flo, Perform and Select bleaching clay products act as filtration media for edible oils, fats and tallows. Also, our Pure-Flo, Supreme, and Perform lines of bleaching clay products serve as a purification aid for vegetable oil products. We also sell nonclay-based products, such as our Oil-Dri synthetic sorbents used for industrial cleanup and plastic cat litter box liners. Our principal products are described in more detail below.

    Oil-Dri Corporation of America was incorporated in 1969 in Delaware as the successor to an Illinois corporation incorporated in 1946 (which was the successor to a partnership that commenced business in 1941). For additional information on recent business developments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, incorporated herein by reference.

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

Agsorb and Verge carriers are used in products that are alternatives to liquid sprays. These products are sold for lawn and garden and row crop applications. The clay granules absorb active ingredients and are then delivered directly into, or on top of the ground, providing a more precise application than liquid sprays. Verge carriers are spherical, uniform-sized granules with very low dust. Agsorb drying agent is blended into fertilizer-pesticide blends applied to absorb moisture and improve flowability. Flo-Fre microgranules are used by grain processors and other large handlers of bulk products to soak up excess moisture, which prevents caking. These products are sold primarily in the United States by our technical sales force.

Animal Health and Nutrition Solutions

We produce, or use contract processors to produce, Amlan brand name and private label products that support good health and productivity of species in livestock industries. For example, our products, including our Calibrin, Varium and NeoPrime products, provide a number of solutions for swine, poultry and dairy cattle livestock production. In addition, our MD-09 moisture manager product is a feed additive for the reduction of wet droppings in poultry and our Pel-Unite and Pel-Unite Plus products are specialized animal feed pellet binders.

Our animal health and nutrition products are sold both directly and through a network of distributors to livestock producers, feed mill operators, nutritionists and veterinarians in the United States, Latin America, Africa, Mexico, the Middle East and Asia. The sales force for our subsidiaries located in China, Mexico and Indonesia also sells these products, as further described in Foreign Operations below.

Bleaching Clay and Purification Aid Products

We produce an array of products for bleaching, purification and filtration applications that are used around the world by edible oil processors, as well as by refiners of jet fuel and other petroleum-based products. Bleaching clays are used by edible oil processors to adsorb soluble contaminants that create oxidation problems. Our Pure-Flo and Perform bleaching clays remove impurities, such as trace metals, chlorophyll and color bodies, in various types of edible oils. Perform products provide increased activity for hard-to-bleach oils. Our Select adsorbents are used to remove contaminants in vegetable oil processing and can also be used to prepare oil prior to the creation of biodiesel fuel. Metal X is a highly efficient adsorbent for the renewable diesel market. Our Ultra-Clear product is used as a purification and filtration medium for jet fuel and other petroleum-based products. These products are sold in the United States and in international markets by our team of technical sales employees, distributors and sales agents.

Cat Litter Products

    We produce two types of mineral-based cat litter products, scoopable and coarse non-clumping litters, both of which have absorbent and odor controlling characteristics. Scoopable litters have the additional characteristic of clumping when exposed to moisture, allowing the consumer to selectively dispose of the used portion of the litter. Scoopable litter products are further differentiated between lightweight and heavyweight. Lightweight scoopable litters offer high performance with the added convenience of being lighter to carry and pour.

Branded products. Our scoopable and non-clumping litters are sold under our Cat’s Pride and Jonny Cat brand names. Our Cat's Pride litters created the lightweight segment of the scoopable litter market. In addition, we offer our non-clumping litter in a pre-packaged, disposable tray under the Cat’s Pride KatKit brand. Moreover, we offer litter box liners under the Cat's Pride and Jonny Cat product lines. These products are sold through independent food brokers and by our sales force to major grocery, drug, dollar store, mass-merchandiser and pet outlets, as well as through e-commerce.

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

Our wholly-owned subsidiary, Amlan Trading (Shenzhen) Company, Ltd., located in Shenzhen, China, is dedicated to animal health and provides natural disease management solutions for livestock. This subsidiary sells animal health and nutrition products under our Amlan brand name and under private label arrangements. PT Amlan Perdagangan Internasional, another of our wholly-owned subsidiaries, is located in Indonesia and also distributes our animal health and nutrition products.

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

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (“Walmart”) and its affiliates accounted for approximately 18% and 19% of our total net sales for fiscal years 2021 and 2020, respectively. Walmart is a customer in our Retail and Wholesale Products Group. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales; however, sales to Clorox (a customer in our Business to Business Products Group) and its affiliates accounted for approximately 5% of total net sales for both fiscal years 2021 and 2020. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customer other than those described in this paragraph would not be expected to have a material adverse effect on our business.

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

We have six principal competitors in our Retail and Wholesale Products Group, including one of which is also our customer. Two of the principal competitors relate to our Industrial and Sports products. The overall cat litter market has grown in recent years. The overwhelming majority of all cat litter is mineral based, including both scoopable and coarse non-clumping litters. Cat litters based on alternative strata such as paper, various agricultural waste products and silica gels have niche positions. Scoopable products have a majority of the cat litter market share followed by coarse non-clumping litters. The market share for scoopable cat litter has been growing, while the coarse non-clumping litter share has remained stable.

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

RESEARCH AND DEVELOPMENT

We develop new products and applications and improve existing products at our research and development center in Vernon Hills, Illinois. The center includes a pilot plant that simulates the production processes of our customers and our manufacturing plants. In addition, our microbiology lab is within walking distance of our existing research and development center and is dedicated primarily to the development of our animal health products. Our staff (and various consultants they engage from time to time) have experience in disciplines such as biology, microbiology, chemistry, physics, mathematics, geological and earth science, material science, geochemistry, physical catalysis, animal nutrition, animal science, oncological nutrition and transitional medicine. In the past several years, our research efforts have resulted in a number of new sorbent products and processes. The research and development center produces prototype samples and tests new products for customer trial and evaluation. No significant research and development was customer sponsored, and all research and development costs are expensed in the period in which incurred. See Note 1 of the Notes to the Consolidated Financial Statements for further information about research and development expenses.

BACKLOG; SEASONALITY

As of July 31, 2021 and 2020, the value of our backlog of orders were approximately $22,543,000 and $15,692,000, respectively. This value was determined by the number of tons on backlog order and the net selling prices. All backlog orders are expected to be filled within the next 12 months. We consider our business, taken as a whole, to be moderately seasonal; however, business activities of certain customers (such as agricultural chemical manufacturers) are subject to such seasonal factors as crop acreage planted, product formulation cycles and weather conditions.

EFFECTS OF INFLATION

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation, processing equipment, purchased raw materials and packaging, energy and borrowings under our credit facility. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these costs.

RESOURCES

Patents

We have obtained or applied for patents for certain of our processes and products sold to customers in both the Retail and Wholesale Products Group and the Business to Business Products Group. U.S. patents are currently granted for a term of 20 years from the date the patent application is filed and durations of patents issued outside of the United States vary from country to country. Our patents, particularly our U.S. patents, are highly important to our business and we assert our patent rights and vigorously protect our patents them from apparent infringement where appropriate, although no single patent is considered material to the business as a whole. The risks associated with our patents (and intellectual property, generally), are discussed in Item 1A, Risk Factors.

Reserves

We mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California; we also have reserves in Nevada, Oregon and Tennessee. We estimate that our proven mineral reserves as of July 31, 2021 were approximately 102,953,000 tons in aggregate and our probable reserves were approximately 176,352,000 tons in aggregate, for a total of 279,305,000 tons of mineral reserves. Based on our rate of consumption during fiscal year 2021, and without regard to any of our reserves in Nevada, Oregon and Tennessee, we consider our proven and probable reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, are reflected at cost on our balance sheet.

It is our policy to attempt to maintain a minimum of forty years of proven and probable reserves of each type of clay at each location. We have an ongoing program of exploration for additional reserves but we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During fiscal year 2021, we utilized these reserves to produce substantially all of the sorbent products that we sold.

Proven reserves are those reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. Probable reserves are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. We use certified professional geologists and mineral specialists who estimate and evaluate existing and potential reserves in terms of quality, quantity and availability.

Mining Operations

We have continuously conducted mining operations in Ripley, Mississippi since 1963, in Ochlocknee, Georgia since 1968, in Blue Mountain, Mississippi since 1989, in Mounds, Illinois since 1998 and in Taft, California since 2002. Our clay is surface mined on a year-round basis, using large earth moving scrapers, bulldozers, or excavators and off-road trucks to strip off overburden (non-usable material atop desired clay). The desired clay is then loaded into dump trucks and transported to the processing facilities. The stripping, mining and hauling of our clay is performed in-house as well as by independent contractors. Our current operating mines range in distance from immediately adjacent to approximately 13 miles from the related processing plants. Processing facilities are generally accessed from the mining areas by private and public roads and in some instances by public highways. Each of our processing facilities maintains inventories of unprocessed clay of approximately one week of production requirements. See Item 2 “Properties” below for additional information regarding our mining properties and operations.

The following schedule summarizes the net book value of land and other plant and equipment for each of our manufacturing facilities as of July 31, 2021 (in thousands).

	Land & Mineral Rights	Plant and Equipment
Ochlocknee, Georgia	$9,074	$34,800
Ripley, Mississippi	$2,421	$12,437
Mounds, Illinois	$1,637	$3,520
Blue Mountain, Mississippi	$908	$8,715
Taft, California	$1,854	$8,222

Energy

We primarily used natural gas in the processing kilns to dry our clay products during fiscal year 2021. We monitor gas market trends and we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. We do not have any forward purchase contracts as of the fiscal year ended July 31, 2021.

HUMAN CAPITAL MANAGEMENT AND RESOURCES

Overview

During fiscal year 2021, we had approximately 847 employees, who we refer to as our teammates, 46 of whom were employed by our foreign subsidiaries. 111, 22, and 668 of our teammates work at our corporate offices, research and development center and manufacturing facilities, respectively. We believe our corporate offices, research and development center and manufacturing facilities are currently adequately staffed but there is no guarantee that, given the current state of the on-going novel coronavirus pandemic ("the coronavirus" or "COVID-19") and macro-economic environment, that this will always be possible. Approximately 52 of our teammates in the U.S. and approximately 15 of our teammates in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations to be satisfactory.

Culture

Oil-Dri’s culture and values, along with its teammates, are our most valuable assets. We take pride in building a culture that emphasizes high moral and ethical values and conducts business with honesty, integrity and a passion for excellence. Our approach is centered on collaboration, communication, and transparency, and we believe in the value of an open and accessible corporate structure. We expect all our teammates to conduct business in an ethical and fair manner using our “WE CARE” values framework.

Oil-Dri's culture and the objectives that we focus on in managing our business are based on our “WE CARE” values. “WE CARE” is an acronym for remembering our core values, which is the moral standard that we endeavor to apply to our teammates, customers, vendors, and other stakeholders. We continuously work to reinforce these values through leading by example, training, and rewarding positive behaviors. We use “WE CARE” values as a moral compass to constantly strive for continuous improvement. These values are embedded into everything we do and are reflected in our Code of Ethics and Business Conduct, formal policies and procedures, annual training, and a strong governance structure. Our WE CARE values are also the basis of our formal teammate recognition process.

What is We Care?

We Care is our moral system and the values that we hold our teammates accountable to.

We Care is so important to our culture, that every teammate can recite what it stands for and how it's alive within our Company.

WORK/LIFE BALANCE

ETHICS

C x C x C

ACCOUNTABILITY

RESPECT

EXCELLENCE

OIL-DRI
CORPORATION OF AMERICA

C is such an important letter, we couldn't choose just 1 word!

C x C x C stands for Communication, Customer Focus, and Continuous Improvement.

Our Code of Ethics and Business Conduct details how we act in accordance with these fundamental standards. The first “E” in WE CARE stands for Ethics. Oil-Dri’s ethical culture is one of our greatest strengths and areas of emphasis by our Board of Directors and management team. Our CEO is frequently asked to speak on this topic at local business schools, including the Kellogg School of Management at Northwestern, and Marquette University. Our CEO’s continued messaging to all Oil-Dri teammates about the importance of our ethical culture helps maintain a strong Tone at the Top for our entire organization.

Our Compliance Committee meets quarterly and is comprised of members of Oil-Dri leadership as well as the owners of our three compliance functions: Trade, Regulatory, and Anti-Corruption. Our Trade compliance function works to make sure we are in alignment with all applicable export laws and regulations, and screens all new international customers, distributors and/or agents against the various restricted and denied party lists before they can do business with Oil-Dri. Our Regulatory compliance team ensures our product registrations meet the complex and multiple requirements of the various countries, as well as U.S. states, in which we do business. Our Anti-Corruption compliance team works with Human Resources to ensure that teammates attest to Oil-Dri’s Code of Ethics and Business Conduct, which was updated in 2021. These two groups also work together to make sure teammates understand the specific requirements around Conflicts of Interest, including any disclosures where relevant. Our Board of Directors also annually attests to Oil-Dri’s Code of Ethics and Business Conduct. The Anti-Corruption team also conducts a thorough Third-Party Due Diligence process that includes the use of compliance software. Third parties are selected for this process based on a risk analysis that includes potential interaction with government officials as well as the Corruption Perception Index published by Transparency International (an international non-profit) of the countries in which they do business.

Oil-Dri has strong policies and procedures in place for Anti-Corruption and Conflicts of Interest. This includes training and attestation requirements where appropriate. Oil-Dri is committed to whistleblower protection and has a third-party anonymous hotline where teammates across the globe can reach out via phone or internet with any concerns they may have and be ensured of anonymity in reporting if they so desire. Our Anti-Corruption training emphasizes the necessity of whistleblower protection and zero tolerance for retaliation.

Diversity, Equity and Inclusion

WE CARE for all.

Our strength as a company comes from leveraging the uniqueness of all teammates and those in our communities. We strive to promote a diverse and inclusive workforce for all.

Oil-Dri’s success is enhanced by striving for a workforce that reflects the diversity of the communities and countries in which we live and work. We embrace all people, regardless of race, sex, gender identity, age, religion, nationality, physical ability or sexual orientation. Diverse perspectives are encouraged and needed in order help our company achieve its vision and continue to grow. We are committed to cultivating and preserving a culture of inclusion. That is why we created a Diversity, Equity and Inclusion Committee during fiscal year 2021 to help us live up to our WE CARE core values. This committee represents a diverse group of colleagues across locations, functions and communities who are the Company’s champions for our diversity, equity, and inclusion initiatives. The committee strives to bring awareness and understanding of human diversity as a corporate imperative by engaging teammates in pertinent conversation, training, and education. As the committee evolves, additional programs will be introduced.

Compensation

We believe our success largely depends upon our continued ability to attract and retain highly skilled teammates. We have demonstrated a history of investing in our teammates by providing competitive salaries and bonuses at all levels of the Company, including a deferred compensation plan and executive deferred bonuses for our executives, and opportunities for equity ownership through our restricted stock program under our long-term incentive plan. We also provide access to training and development and an attractive employment package that promotes well-being, including health care, retirement plans, and paid time off. We support our employees’ desire to save for retirement by providing a 401(k) savings plan in which we contribute 100% of every employee dollar contributed, up to six percent (6%) of earnings and for which employees are fully vested after two (2) years of employment. The competitive compensation and benefit package have been key to the strong retention of our employees.

Teammate Health and Wellness

The success of our business is fundamentally connected to the well-being of our teammates. As such, the health and wellness of our teammates is a top priority of ours. We offer robust and generous benefit programs, to those who qualify, which include, but are not limited to, health, prescription drug, dental, life insurance and disability insurance. We also offer wellness programs, to those who qualify, to help our teammates live healthy lives. Smoking cessation programs are offered to teammates at no cost. We also offer gym and weight loss reimbursement in order to encourage a healthy lifestyle. Our employee assistance program provides face-to-face, telephonic and online counseling services for a variety of potential needs that our teammates may have. Our commitment to the wellness of our teammates is further evidenced by our paid time off and sick days program which are part of the work/life balance component of our WE CARE values framework.

Continuous Teammate Development

We encourage our teammates to reach their potential with continuous learning and improvement. All teammates have access to our online training and development library for on-demand courses, webinars, books and podcasts. Teammates may attend conferences and programs and/or obtain certifications that relate to their positions at no cost. For teammates looking to further their education, we offer varying levels of tuition reimbursement programs after one year of employment. This is designed to provide financial support to help teammates reach their educational goals, while also providing a way to support academic activities that directly relate to the organization’s identified knowledge, skills, and behaviors which support the mission, vision, and values of the Company.

Teammate Engagement

Oil-Dri maintains an open-door policy that encourages conversations between teammates at all levels. Communication goes both ways - ideas are shared and feedback is encouraged. We engage with teammates on a regular basis through newsletters, townhalls, video announcements, meetings, and new hire luncheons with our CEO. On occasion, anonymous online surveys are issued to solicit feedback on various work-related topics. We come together to celebrate work anniversaries, birthdays, retirements and other special occasions.

Safety

We believe that safety must be the first and foremost consideration in the decisions made by and on behalf of the Company. We believe safety is everyone’s responsibility - from senior management to frontline workers. As part of our company-wide safety policies, it is expected that all teammates identify safety risks and take action by implementing interim controls, ensuring that controls are maintained, and recommending permanent solutions. Additionally, as part of our annual budget and capital planning process, our businesses identify additional safety investments required for training, education, equipment, and processes. We are committed to operating in a manner that protects the health and safety of our workforce and our communities and ensures decisions are consistent with a long-term view of sustainability and stewardship.

Through our corporate safety department, we implemented a safety auditing program for adherence to local, state and federal safety standards and regulations including MSHA and OSHA. These audits are conducted annually for global operations by third-party consultants enforcing a rigorous assessment of regulatory standards, internal procedures and program performance. Audit assessments and inspections are scored and are currently indicating high levels of compliance in our operations. The auditing program confirms the Company’s commitment to best management practices and principles. We continually increase the rigor and level of scrutiny to drive continuous improvement in our operations.

In response to COVID-19, we implemented significant safety changes which comply with government regulations. This included having the vast majority of our teammates who can perform their jobs offsite work from home and additional safety measures for teammates continuing critical on-site work. We substantially restricted non-essential travel, required social distancing, supplied masks, implemented vigorous cleaning and sanitation protocols, and provided information to all of our teammates on a regular basis regarding the Company’s approach to COVID-19 and other beneficial health and vaccine related information. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations" for information on Human Capital Management actions taken by the Company in response to the COVID-19 pandemic.

GOVERNMENT AND ENVIRONMENTAL REGULATION AND COMPLIANCE

We are subject to a variety of federal, state, local and foreign laws and regulatory requirements relating to the environment and to health and safety matters. In particular, our mining and manufacturing operations and facilities in Georgia, Mississippi, California and Illinois are required to comply with state surface mining and environmental protection statutes as well as the workplace safety requirements of the Mine Safety and Health Administration (“MSHA”). These domestic locations and our Canadian operations are subject to various federal, state and local statutes, regulations, ordinances, building codes, and permitting and licensing requirements which govern the discharge, storage and disposal of materials, water and waste into the environment, maintenance of our locations or otherwise regulate our operations. In recent years, regulation and enforcement have grown increasingly stringent, a trend that we expect will continue. We endeavor to be in compliance at all times and in all material respects with all applicable environmental, health and safety controls and regulations. As a result, compliance with the various statutes, regulations, ordinances, codes, and other requirements have required continuing management efforts and the expenditures relating to such compliance have varied over the years; however, these expenditures have not had a material adverse effect on our capital expenditures, earnings, or competitive position. As part of our ongoing environmental compliance activities, we incur expenses in connection with reclaiming mining sites. Historically, reclamation expenses have not had a material effect on our cost of sales.

In addition to the environmental, health and safety requirements related to our mining and manufacturing operations and facilities, there has been increased federal, state and international regulation with respect to the content, labeling, use, packaging, registration, trade compliance, advertising, and disposal of products that we sell. For example, in the United States, some of our operations, products, product claims, labeling and advertising are regulated by the Food and Drug Administration, the Consumer Product Safety Commission, the Occupational Health and Safety Administration, the Mine Safety and Health Administration, the Environmental Protection Agency and the Federal Trade Commission. Most states have agencies that regulate in parallel to these federal agencies. In addition, our international sales and operations are subject to regulation in each of the foreign jurisdictions in which we manufacture, distribute or sell our products. There is increasing federal and state regulation with respect to the content, labeling, use, and disposal after use of various products we sell. Throughout the world, but particularly in the United States and Europe, there is also increasing government scrutiny and regulation of the food chain and products entering or affecting the food chain. We endeavor to be in compliance at all times and in all material respects with those regulations and to assist our customers in that compliance.

We cannot assure that, despite all commercially reasonable efforts, we will always be in compliance in all material respects with all applicable environmental laws and requirements nor can we assure that from time to time enforcement of such requirements will not have a material adverse effect on our business. The imposition of more stringent standards or requirements under such regulations could result in increased expenditures. Additionally, we could be required to alter our operations in order to comply with any new standards or requirements under environmental laws or regulations. See Item 1A “Risk Factors” below for a discussion of the impact of government regulations on our business and other risks to our business.

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

ITEM 1A – RISK FACTORS

We seek to identify, manage and mitigate risks to our business, but risk and uncertainty cannot be eliminated or necessarily predicted. You should consider the following factors carefully, in addition to other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to our securities. We face risks related to the ongoing COVID-19 pandemic and actions in response thereto, which have exacerbated or could further exacerbate conditions in our other risk factors noted below. The risks described below are not the only risks we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial in our operations.

Risks Related to Our Business

Our future growth and financial performance depend in large part on successful new product introductions.

A significant portion of our net sales comes from the sale of products in mature categories, some of which have had, at times, experienced little or no volume growth or have had volume declines in recent fiscal years. A significant part of our future growth and financial performance will require that we successfully introduce new products or extend existing product offerings to meet emerging customer needs, technological trends and product market opportunities. We cannot be certain that we will achieve these goals. The development and introduction of new products generally require substantial and effective research, development and marketing expenditures, some or all of which may be unrecoverable if the new products do not gain market acceptance. New product development itself is inherently risky, as research failures, competitive barriers arising out of the intellectual property rights of others, launch and production difficulties, customer rejection and unexpectedly short product life cycles as well as other factors and events beyond our control may occur even after substantial effort and expense on our part. As a result of the COVID-19 pandemic, we, at times, experienced limitations on our ability to conduct plant tests with customers, which impacted our sales. Even in the case of a successful launch of a new product, the ultimate benefit we realize may be uncertain if the new product “cannibalizes” sales of our existing products beyond expected levels. See “Government regulation imposes significant costs on us, and future regulatory changes (or related customer responses to regulatory changes) could increase those costs or limit our ability to produce and sell our products” for a discussion of additional risks associated with new product development and launches and “Our business could be adversely affected by a widespread threat to public health” for a discussion of risks and events beyond our control that could impact our growth and performance.

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

Our periodic results may be volatile.

Our operating results have varied on a quarterly basis during our operating history and are likely to fluctuate significantly in the future. Our expense levels are based, in part, on our expectations regarding future net sales, and many of our expenses are fixed, particularly in the short term. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of net sales in relation to our expectations could negatively affect our quarterly operating results. Our operating results may be below the expectations of our investors as a result of a variety of factors, many of which are outside our control. The Company has experienced growth in recent periods, which may not be sustainable or indicative of future growth. Factors that may affect our quarterly operating results include:

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
•    variations in purchasing patterns by our customers, including due to weather conditions or other factors outside of our control;
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
•the occurrence of a widespread outbreak of an illness or any other communicable disease, any other public health crisis, natural disaster or other force majeure event;
•    the incurrence of restructuring, impairment or other charges; and
•    general economic conditions and specific economic conditions in our industry and the industries of our customers.

    The Company has experienced an increase in sales as a result of higher levels of pet ownership and spending on pets. Additionally, the continued COVID-19 pandemic and its impact may exacerbate these factors and cause greater fluctuations in our operating results from quarter-to-quarter. To the extent these factors slow or change, consumer demand for our products may not be sustained or may reverse, and our results could be adversely affected. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of our future performance.

Acquisitions involve a number of risks, any of which could cause us not to realize the anticipated benefits.

We intend, from time to time, to strategically explore potential opportunities to expand our operations and reserves through acquisitions. Identification of good acquisition candidates is difficult and highly competitive. If we are unable to identify attractive acquisition candidates, complete acquisitions, and successfully integrate the companies, businesses or properties that we acquire, our profitability may decline and we could experience a material adverse effect on our business, financial condition, or operating results. Acquisitions involve a number of inherent risks, including:

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

We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that the percentage of net sales represented by these customers may increase. As a result, changes in the strategies of our largest customers may reduce our net sales. These strategic changes may include a reduction in the number of brands or variety of products they carry or a shift of shelf space to private label products or increased use of global or centralized procurement initiatives. Further, the continued impact of COVID-19 may result in a change in demand for or availability of our products as a result of customers modifying their restocking, fulfillment, or shipping practices in response to, or recovery from, the global pandemic. In addition, our business is based primarily upon individual sales orders placed by customers rather than contracts with a fixed duration. Accordingly, most of our customers could reduce their purchasing levels or cease buying products from us on relatively short notice. While we do have long-term contracts with certain of our customers, including Clorox, even these agreements are subject to termination in certain circumstances. In addition, the degree of profit margin contribution of our significant customers varies. If a significant customer with a more favorable profit margin was to terminate its relationship with us or shift its mix of product purchases to lower-margin products, it would have a disproportionately adverse impact on our results of operations.

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

If our energy, commodity and transportation costs increase disproportionately to our net sales, our earnings could be significantly reduced. Increases in our operating costs may reduce our profitability if we are unable to pass all the increases on to our customers through price increases or surcharges. Sustained price increases, surcharges or price inflation (or inflation pressure generally), in turn, may lead to declines in volume, and while we seek to project tradeoffs between price increases, surcharges and inflation, on the one hand, and volume, on the other, there can be no assurance that our projections will prove to be accurate. In particular, as a result of the COVID-19 pandemic and increased demand in trucking in certain areas of the United States following the reopening of state economies as well as increased shipping demand globally, which has impacted overseas vessel deliveries, the Company has experienced significant increases in transportation costs, decreases in the availability of shipping, and other global supply chain complexities and could experience delays in customer shipments. Given the varying level of re-openings and the continued spread of the pandemic globally (and uncertainty regarding how areas will respond to a continued or renewed spread), it is possible that significant disruptions could occur if the pandemic continues to put pressure on transportation and shipping as a result of an imbalance of supply and demand or if there are continued increases in costs that we are unable to recover. The duration and magnitude of the increased transportation costs cannot be predicted at this time and there can be no assurances that such costs and/or shipping disruptions will not continue to increase.

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

To the extent that we experience increased costs in any of these areas, we may increase our prices, pass the increases along to customers, or otherwise take actions to offset the impact. Further, competitive pressures and other factors may also limit our ability to quickly raise prices in response to increased costs. Accordingly, we may not be able to offset increased costs fully or at all, and there can be no assurances that increasing prices will fully mitigate the impact of these increases, which could adversely impact our results.

Our business could be negatively affected by supply, capacity, labor, information technology and logistics disruptions or the costs incurred to avoid these disruptions.

Supply, capacity, information technology and logistics disruptions (which may be caused by a variety of factors, including public health crises such as the COVID-19 outbreak or other outbreaks of diseases or illnesses, weather conditions, governmental controls, tariffs, national emergencies, natural or man-made disasters or other force majeure events) or our failure to mitigate such disruptions could adversely affect our ability to manufacture, package or transport our products or require additional resources to maintain or restore our supply chain. In addition, labor shortages or an increase in the cost of labor could adversely affect our profit margins and results of operations. As a result of the COVID-19 pandemic, there could be continued or renewed restrictions on our ability to travel or disruptions in our supply chain or ability to manufacture our products, as well as temporary closures of our facilities or those of our suppliers or customers, any of which could impact our sales and operating results. Some of our products require raw materials that are provided by a limited number of suppliers, or are demanded by other industries or are simply not available at times. Also, some of our products are manufactured on equipment at or near its capacity thus limiting our ability to sell additional volumes of such products until more capacity is obtained. In addition, an increase in truck or ocean freight costs may reduce our profitability, and a decrease in transportation availability may affect our ability to deliver our products to our customers and consequently decrease customer satisfaction and future orders. See “Increases in energy, commodity and transportation costs would increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices and surcharges” for additional risks related to increased transportation costs and logistics disruptions.

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

Most of our principal raw materials are sorbent minerals mined by us or independent contractors on land that we own or lease. While our mining operations are conducted in surface mines, which do not present many of the risks associated with deep underground mining, our mining operations are nevertheless subject to many conditions beyond our control. Our mining operations are affected by weather and natural disasters (such as earthquakes, tornadoes, hurricanes, heavy rains and flooding), power outages, equipment failures and other unexpected maintenance problems, variations in the amount of rock and soil overlying our reserves, variations in geological conditions, fires and other accidents, fluctuations in the price or availability of supplies, landowner disputes, permit requirements and other matters. Any of these risks could result in significant damage to our mining properties or processing facilities, personal injury to our employees, environmental damage, delays in mining or processing, losses or possible legal liability. We cannot predict whether or the extent to which we will suffer the impact of these and other conditions in the future.

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

Risks Related to Regulatory Compliance

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

The expense, liabilities and requirements associated with environmental, health and safety laws and regulations are costly and time-consuming and may delay commencement or continuation of exploration, mining or manufacturing operations. We have incurred, and will continue to incur, significant capital and operating expenditures and other costs, along with management focus and efforts, in complying with environmental, health and safety laws and regulations. In recent years, regulation and enforcement of environmental, health and safety matters has grown increasingly stringent, a trend that we expect will continue. Substantial penalties and other costs may be imposed if we violate certain of these laws and regulations even if the violation was inadvertent or unintentional. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and administrative, civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting our operations or otherwise requiring a change to our operations. Under the “joint and several” liability principle of certain environmental laws, we may be held liable for all remediation costs at a particular site and the amount of that liability could be material. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our existing reserves or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. Furthermore, our reputation could be adversely impacted by the failure (or perceived failure) to maintain high environmental, health and safety practices for operations or negative perceptions of these practices in our industry or for our operations or products. There can be no assurance that future events, including changes in any environmental requirements and the costs associated with complying with such requirements, will not have a material adverse effect on us.

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

If we are found to be out of compliance with applicable laws and regulations in these or other areas, we could be subject to loss of customers and to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. As a result of closures caused by government action taken in response to COVID-19, the Company experienced some delays in obtaining such permits and registrations for its products. While the Company has taken steps to mitigate such delays, there can be no assurances that there will not be further delays as governments and agencies continue to respond to the COVID-19 outbreak. Further, if applicable laws or regulations are changed or interpreted differently in the future, it may become more difficult or expensive for us to comply. In addition, investigations or evaluations of our products by government agencies may require us to adopt additional labeling, safety measures or other precautions, or may effectively limit or eliminate our ability to market and sell these products. Accordingly, there can be no assurance that current or future governmental regulation will not have a material adverse effect on our business or that we will be able to obtain or renew required governmental permits and registrations in the future.

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

Unstable economic, political, regulatory and other conditions could adversely affect demand for our products or disrupt our operations in the United States and in international markets. International sales and operations are subject to currency exchange fluctuations, fund transfer and trade restrictions and import/export duties. In some cases, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country’s legal system. We derived approximately 20% of our consolidated net sales from sales outside of the United States in fiscal year 2021. Further, an increase in inflation rates could affect the Company's profitability and cash flows, due to higher employment costs, higher operating costs, higher financing costs, and/or higher supplier prices. Inflation may also adversely affect foreign exchange rates. The Company may be unable to pass along such higher costs to its customers. In addition, inflation may adversely affect customers' operations. Both international and domestic operations are also subject to regulatory requirements and issues, including with respect to environmental matters. Any of these matters could result in sudden, and potentially prolonged, changes in domestic and international demand for our products. Further, ongoing developments in the U.S. political climate have introduced greater uncertainty with respect to tax policies, trade relations, tariffs and government regulations affecting trade between the U.S. and other countries. In particular, it remains uncertain what impact the continued COVID-19 pandemic and the reactions of governmental authorities and others thereto will have on international trade and what impact any changes in international trade will have on the economy or on the businesses of the Company and those of its customers and its suppliers. These developments, as well as the risks outlined above, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

We may be subjected to increased taxes or fluctuating tax rates, which could adversely affect our results of operations and/or cash flows.

As a corporation operating in various jurisdictions around the world, we are subject to income and other taxes based upon the jurisdictions in which we operate and where our sales and profits are determined to be earned and taxed. Federal, state, and foreign statutory tax rates and taxing regimes have been subject to significant change and continue to evolve. Further, significant uncertainties exist with respect to the application of the various taxes to the businesses in which we engage, often requiring that we make judgments in determining our tax liabilities and worldwide provision for income taxes.

Our interpretation of current tax laws and their applicability to our business, as well as any changes to existing laws, can significantly impact our effective tax rate. In particular, the U.S. as well as jurisdictions around the world are considering or have enacted changes in relevant tax regulations and interpretations. Changes in income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In the U.S., various proposals, if enacted, could raise the U.S. corporate tax rate and increase the tax on non-U.S. income. Such unfavorable tax legislation could create the potential for added volatility in our quarterly provision for income taxes and could have a significant adverse impact on our future income tax provision and tax rate. Further, a number of factors may cause our effective tax rate to fluctuate, including: changes in tax rates in various jurisdictions, unanticipated changes in the amount of profit in jurisdictions in which the statutory tax rates may be higher or lower than the U.S. tax rate, changes in the valuation of our deferred tax assets and liabilities, adjustments to income taxes upon finalization of various tax returns, increases in expenses not deductible for tax purposes, and changes in available tax credits or our ability to utilize foreign tax credits. We could experience an effective tax rate significantly different from that of prior periods or current expectations, which could have an adverse effect on our results of operations or cash flows.

We are also subject to potential reviews, examinations, and audits by the Internal Revenue Service and other taxing authorities with respect to taxes within and outside of the U.S. Although we believe our tax estimates are reasonable, unfavorable resolution of any tax audits and controversies could cause our tax liabilities to increase (including interest and penalties) and may have a significant adverse impact on our provision for income taxes and tax rate. Our effective tax rate is also influenced by the geography, timing, nature, and magnitude of transactions, such as acquisitions and divestitures, restructuring activities, and impairment charges.

Risks Related to Our Common Stock

We cannot guarantee that that our share repurchases will enhance long-term shareholder value.

Our Board of Directors has previously authorized a share repurchase program. Under these authorizations, the Company has authority to repurchase both shares of our common stock and our Class B stock. The Company has undertaken repurchases of common stock on the open market (including pursuant to a 10b5-1 plan) and is also authorized to undertake repurchases in private, negotiated transactions. The Company has no obligations to repurchase any specific dollar amount or to acquire any specific number of shares. The timing, number and manner of share repurchases is determined by management and may depend upon a number of factors, including the trading price, market conditions, and the Company’s liquidity needs and management of its spending. Further, the Company’s share repurchases may be limited, suspended or discontinued at any time without prior notice (subject to the terms and conditions of the repurchase plan(s) in place at such time). The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock or otherwise affect stock price and or volatility. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to otherwise deploy such cash. There can be no assurance that these share repurchases will enhance shareholder value.

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

General Risk Factors

Technology failures or cyber security breaches could have an adverse effect on the Company's business and operations.

We rely on information technology systems to process, transmit, store, and protect electronic information. For example, a significant portion of the communications between the Company's personnel, customers, and suppliers depends on information technology and we rely on access to such information systems for our operations. We cannot guarantee that the security measures in place will prevent disruptions, failures, computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, hacking, and other cyber-attacks or other privacy or security breaches in the information technology or phone systems of the Company, our customers or third parties, which could adversely affect our communications and business operations. Further, events such as natural disasters, fires, power outages, systems failures, telecommunications failures, employee error or malfeasance or other catastrophic events could similarly cause interruptions, disruptions or shutdowns, or exacerbate the risk of the failures described above. These risks may be increased as more employees work from home as part of our response to the COVID-19 pandemic. We may not have the resources or technical sophistication to anticipate, prevent or detect rapidly-evolving types of cyber-attacks and other security risks. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. While the Company has policies and procedures in place, including system monitoring and data back-up processes to prevent or mitigate the effects of these potential disruptions or breaches, security breaches and other disruptions to information technology systems could interfere with our operations. Any failure to maintain, or disruption to, our information technology systems, whether as a result of cybersecurity attacks or otherwise, could damage our reputation, subject the Company to legal claims and proceedings, create risks of violations of data privacy laws and regulations, and cause us to incur substantial additional costs. There can be no assurance that existing or emerging threats will not have an adverse impact on our systems or communications networks and, further, technological enhancements to prevent business interruptions could require increased spending. Furthermore, security breaches pose a risk to confidential data and intellectual property, which could result in damage to our competitiveness and reputation.

Additionally, in connection with our global operations, we, from time to time, transmit data across national borders to conduct our business and, consequently, are subject to a variety of laws and regulations in the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data, including the European Union General Data Protection Regulation. Our efforts to comply with privacy and data protection laws may impose significant costs and challenges that are likely to increase over time.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and many factors and uncertainties remain regarding the pandemic and its effects. In response to the COVID-19 outbreak and as jurisdictions have experienced resurgences in the spread of COVID-19, countries and local governments across the world implemented “Shelter in Place,” “Safe at Home,” quarantine or similar orders that restricted workforce and/or required closures of “non-essential” businesses along with restrictions on travel. Such restrictions and closures initially disrupted our sales office in China and has limited travel by our salesforce and delayed product shipments. While our facilities otherwise remained operational as essential businesses throughout the pandemic, there can be no assurances that we will not have to close facilities in the future due to concerns over the health and well-being of our employees, or as a result of government directives in response to COVID-19 or other public health threats. Further, while we have implemented policies and practices in accordance with CDC guidance, as well as other local health and governmental directives, to protect our employees at each of our locations, including sanitizing and cleaning protocols, social distancing, remote work, and suspending non-essential employee travel, there can be no assurances that these efforts will be successful in preventing health concerns from impacting our operations. The spread of a widespread threat to public health such as COVID-19 has currently had limited disruption and impact to our third party business partners, suppliers, service providers, and customers but no assurances can be made that future threats to public health will not have a more significant impact on our operations or results.

Although the disruptions, delays and modifications to our operations caused by COVID-19 have not had a material impact on our results of operations, there continues to be significant uncertainty relating to the COVID-19 pandemic and the responses thereto as well as the potential effects of the pandemic on our business which could negatively affect our costs, customer orders, and collection of accounts receivable, which may be material. In addition, the deterioration of worldwide economic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, and commodity and energy prices, as well as demand for our products. Even as the COVID-19 pandemic subsides, we may experience adverse impacts to our business and financial results due to uncertainty regarding the ultimate duration of the pandemic (including increases in COVID-19 case numbers, the duration, scope and efficacy of measures taken by governments in response to the pandemic, the provision of and access to medical responses to the pandemic, and the impact of the pandemic on the economy, including any economic recession or depression that may occur as the pandemic continues to evolve, and due to any major public health crises that may occur in the future. Given the uncertainties related to the pandemic, including its continued duration and severity, we cannot reasonably estimate the scope of its impact on our employees, operations, suppliers, or customers, or the full extent to which COVID-19 and actions taken in response to the pandemic could continue to affect the global economy and our results.

We are subject to various legal and regulatory proceedings, including litigation in the ordinary course of business, which may adversely impact our business, financial condition and results of operations.

In the ordinary course of business, we are subject to various legal and regulatory proceedings, which may include but are not limited to those involving antitrust, tax, trade, environmental, intellectual property, data privacy and other matters, including general commercial litigation. Such claims and litigation are frequently expensive and time‑consuming (and could divert management’s attention and resources) to resolve and may result in substantial liability to us, which liability and related costs and expenses may not be recoverable through insurance or any other forms of reimbursement and could also result in higher insurance costs. Additionally, the outcome of legal and regulatory proceedings may differ from our expectations because the outcomes of these proceedings are often difficult to predict reliably. Various factors and developments can lead to changes in our estimates of liabilities. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on our results of operations in any particular period.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting and obtain an opinion from our independent registered public accounting firm on our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2021 and we obtained from our independent registered public accounting firm an unqualified opinion on our internal control over financial reporting; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Further, as a result of COVID-19, a portion of our workforce has been and continues to work from home, so new processes, procedures, and controls could be required due to the changes in our business environment, which could negatively impact our internal control over financial reporting. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes- Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Real Property Holdings and Mineral Reserves

	Land Owned	Land Leased	Land Unpatented Claims	Total	Estimated Proven Reserves	Estimated Probable Reserves	Total
	(acres)				(thousands of tons)
California	795	—	1,030	1,825	3,579	11,226	14,805
Georgia	3,851	1,593	—	5,444	33,731	22,675	56,406
Illinois	105	508	—	613	2,477	1,596	4,073
Mississippi	2,219	1,331	—	3,550	36,850	134,854	171,704
Nevada	535	—	—	535	23,316	2,976	26,292
Oregon	340	—	—	340	—	25	25
Tennessee	178	—	—	178	3,000	3,000	6,000
	8,023	3,432	1,030	12,485	102,953	176,352	279,305

With the exception of our research and development center in Illinois, all properties contain clay reserves or are used in the processing of our clay. We mine sorbent minerals primarily consisting of calcium bentonite, attapulgite and diatomaceous shale which we refer to in the aggregate as “clay,” “minerals,” or “Fuller’s Earth.” We use certified professional geologists and mineral specialists who prepared the estimated reserves of these minerals in the table above. See also Item 1 “Business” above for further information about our reserves. Apart from certain mines in Georgia, all of the properties in Mississippi, Georgia, California and Illinois are currently in active production and collectively produced approximately 781,000 tons of finished product in fiscal year 2021 and 756,000 in fiscal year 2020. Certain of our mines in Georgia are currently in development. Parcels of such land are also sites of manufacturing facilities operated by us. In addition, we own approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing, packaging and distribution facility for our Canadian subsidiary. While we have reserves in Nevada, Oregon and Tennessee we are not actively mining these properties.

MINING PROPERTIES

Our mining operations are conducted on both owned and leased land. The Georgia, Illinois and Mississippi mining leases generally require that we pay a minimum monthly rent to continue the lease term. The rental payments are typically applied against a stated royalty related to the number of unprocessed, or in some cases processed, tons of minerals extracted from the leased property. Many of our mining leases have no stated expiration dates. Some of our leases, however, do have expiration dates ranging from 2026 to 2097. We would not experience a material adverse effect from the expiration or termination of any of these leases. We have a variety of access arrangements, some of which are styled as leases, for manufacturing at facilities that are not contiguous with the related mines. We would not experience a material adverse effect from the expiration or termination of any of these arrangements.

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

At our California mines, the clay is excavated and hauled to a hopper. An initial crushing and screening operation is performed at the mine site before the trucks are loaded for delivery to the processing plant.

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

LVM Clay: RVM clay is fed from storage tanks into the LVM kiln where the moisture content is further reduced. The clay then proceeds to a screening circuit which separates the clay into the desired particle sizes.

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
We have no mortgages on the real property we own. The leases for the locations listed above expire as follows: Shenzhen, China in 2025; Vernon Hills, Illinois in 2026; Wisbech, United Kingdom in 2032 and Chicago, Illinois in 2033. The leases for the Coppet, Switzerland; Jakarta, Indonesia; and Jalisco, Mexico offices are on a year-to-year basis. We consider that our properties are generally in good condition, well maintained and suitable and adequate to carry on our business.

ITEM 3 – LEGAL PROCEEDINGS

    For a discussion of contingencies related to legal proceedings, see Note 11 of the Notes to the Consolidated Financial Statements, which is hereby incorporated by reference.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol ODC. There is no established trading market for our Class B Stock. There are no shares of Class A Common Stock currently outstanding. See Exhibit 4.1 to this Annual Report on Form 10-K for a description of our Common Stock, Class B Stock and Class A Common Stock. The number of holders of record of Common Stock and Class B Stock on September 30, 2021 were 696 and 23, respectively, as reported by our transfer agent. In the last three years, we have not sold any securities which were not registered under the Securities Act of 1933.

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

Issuer Repurchase of Equity Securities

    During the three months ended July 31, 2021, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarizes our Common Stock purchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES [1]
	(a)	(b)	(c)	(d)
For the Three Months Ended July 31, 2021	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[3]
May, 1 2021 to May 31, 2021	5,813	$34.89	5,813	811,050
June 1, 2021 to June 30, 2021	—	$—	—	811,050
July 1, 2021 to July 31, 2021	88	$35.08	—	810,962

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. Our Board of Directors authorized the repurchase of 300,000 shares of Class B Stock on March 21, 2018, however there have been no repurchases of Class B Stock for the three months ended July 31, 2021, and the authorized Class B Stock is not included in the table above. No shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 of this Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

2 The 88 shares of Common Stock in July 2021 represent shares surrendered by employees to pay taxes related to restricted stock awards.

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

RESULTS OF OPERATIONS

OVERVIEW

Consolidated net sales increased approximately $21,754,000 or 8% in fiscal year 2021 compared to fiscal year 2020. Consolidated income from operations in fiscal year 2021 decreased compared to fiscal year 2020 by $11,791,000. The decrease was driven primarily by the inclusion in fiscal year 2020 of a one-time receipt of $13,000,000 related to the licensing of one of our patents as further described in Note 1 of the Notes to the Consolidated Financial Statements. Excluding the aforementioned one-time receipt of $13,000,000 in fiscal 2020, operating income for fiscal 2021 was 10% greater than the prior year. Higher costs of sales in fiscal year 2021 due to rising commodity costs also accounted for the decrease in income from operations and was somewhat offset by lower selling, general and administrative expenses.

Consolidated net income was $11,113,000, or $1.57 per diluted common share, for the fiscal year ended July 31, 2021, a 41% decrease from net income of $18,900,000, or $2.65 per diluted common share, for the fiscal year ended July 31, 2020. The decrease relates to the same factors decreasing income from operations noted above, partially offset by a decrease in pension service costs due to the freeze of our pension plan in fiscal year 2020 and lower pension and deferred compensation settlement costs as further described in Notes 8 and 9 of the Notes to the Consolidated Financial Statements. Additionally, fiscal year 2021 experienced lower income tax expense than fiscal year 2020 as further described in Note 5 of the Notes to the Consolidated Financial Statements.

Our Consolidated Balance Sheets as of July 31, 2021 and our Consolidated Statements of Cash Flows for fiscal year 2021 show a decrease in total cash and cash equivalents from fiscal year-end 2020 driven, in part, by certain one-time events. The decrease in cash is further described in Liquidity and Capital Resources.

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

As further discussed below, our net sales increased in fiscal year 2021 compared to fiscal year 2020 and represented an all time high for the Company. Despite the overall increase in net sales during fiscal year 2021, we have not experienced any significant issues collecting amounts due from customers to date. However, parts of our business continue to be negatively impacted by the COVID-19 outbreak. Net sales of our industrial and sports products declined during fiscal year 2020 as many businesses that typically use our products and sports fields shut down. As certain geographic areas are permitting broader re-openings and operations and reducing restrictions, we are starting to see a positive trend in that such businesses are increasingly re-opening, including sports fields. As a result, as discussed below in “Retail and Wholesale Products Group,” net sales of our industrial and sports products were higher in fiscal year 2021 than in fiscal year 2020 with net sales from our industrial products returning to pre-pandemic levels. In the long term, we foresee that our sports product sales will improve back to pre-pandemic volumes aided by the expected continued re-opening of baseball and softball at all levels. As discussed below in “Foreign Operations,” net sales for our industrial floor granules in the United Kingdom as well as our purification products were lower due to restrictions imposed by the United Kingdom government on business operations in response to later waves of outbreaks of COVID-19 as well as reduced travel. In addition, while net sales of our fluids purification products were higher in fiscal year 2021 than fiscal year 2020, COVID-19 has negatively impacted the sales of these products. Reduced travel and, to a lesser extent, our inability due to COVID-19 to participate in our customers' plant tests of our fluids purification products, and the continued closures of schools and restaurants in some parts of the world have continued to impede our sales. In addition, record cases of COVID-19 since the start of the pandemic in Asia and a second wave of COVID-19 starting in June of 2021 in China has somewhat hampered net sales of our animal health products, the extent to which we are monitoring closely.

    Consolidated gross profit has not been significantly impacted by COVID-19. We did experience some delays of incoming materials from several suppliers due to COVID-19 during fiscal year 2021. However, it did not impact our ability to fulfill customer orders and we continue to monitor our suppliers. In general, our suppliers have either remained open or we have found new suppliers to meet the increase in consumer demand. While we have experienced a significant increase in transportation costs as discussed further below, including increased costs from truck loading delays, we have continued to meet the increase in customer demand for our products. In addition, we have been able to successfully navigate delays in overseas vessel deliveries of our products by increasing our safety stock as well as finding other providers. We have incurred additional employee compensation costs as a result of increased production to meet increased customer demand as well as additional cleaning and sanitation costs to comply with the CDC guidelines, but these costs did not have a significant impact on our consolidated gross profit. Further, we have adjusted our cleaning and sanitation efforts in response to the evolution of the pandemic and increasing vaccination rates, which has reduced these costs. In addition, we are still experiencing a decrease in travel costs as our employees have continued to travel at reduced levels during the ongoing pandemic.

We are closely monitoring the continuation, resurgence in certain areas, and effects of the outbreak of COVID-19 on all aspects of our business, including how it has, and may, impact our suppliers and customers as well as the effects of the pandemic on economic conditions and the financial markets. In general, we have seen an increase in costs particularly as it relates to commodities as the economy continues to react to, and recover from, the pandemic and demand surpasses supply. However, we have not experienced any significant interruptions, and we will continue to closely monitor our inventory levels to mitigate the risk of any potential supply interruptions or changes in customer demand. It is possible that significant disruptions could occur if the pandemic continues to put pressure on transportation and shipping as a result of an imbalance of supply and demand or if there are continued increases in costs that we are unable to recover. During the fourth quarter of fiscal year 2021, we revised our shipping terms with one of our significant customers to provide that freight charges are the responsibility of, and to be paid directly by, such customer and such costs will no longer be included in the prices we charge such customer. The impacts of COVID-19 and related economic conditions on our future results are uncertain at this time. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve (and in many cases, rapidly) and in ways that are difficult or impossible to anticipate. In addition, although COVID-19 did not materially impact our financial results to date, and because it remains uncertain whether and how consumers will modify their purchasing habits in response to COVID-19 or during the period of “reopening” as the pandemic abates in certain areas and continued or reduced government restrictions, these results may not be indicative of the impact that COVID-19 may have on our future results. See “Part I - Item 1A - Risk Factors” for additional discussion regarding the risks COVID-19 presents our business.

    The impacts of COVID-19 to our specific operating segments are discussed below.

RESULTS OF OPERATIONS
FISCAL YEAR 2021 COMPARED TO FISCAL YEAR 2020

CONSOLIDATED RESULTS

Consolidated net sales in fiscal year 2021 reached an all-time high of $304,981,000, an increase of $21,754,000 or 8%, from net sales of $283,227,000 in fiscal year 2020. Net sales in both our Retail and Wholesale Products Group and Business to Business Products Group increased in fiscal year 2021 compared to the prior fiscal year as did net sales for each of our principal products by segment except for products sold by our subsidiary in the United Kingdom. Sales fluctuations by operating segment are further discussed below.

Consolidated gross profit in fiscal year 2021 was $65,241,000, a decrease of $3,465,000 from gross profit of $68,706,000 in the prior fiscal year. Our gross margin (defined as gross profit as a percentage of net sales) in fiscal year 2021 decreased to 21% from 24% in fiscal year 2020. As further described in Note 1 of the Notes to the Consolidated Financial Statements, we identified an error in our historical consolidated financial statements related to the classification of certain costs as selling, general and administrative costs that relate to the production of our inventory and should be classified as cost of sales. These costs relate primarily to our annual discretionary bonus and 401(k) employer match for our manufacturing teammates, teammate salaries for individuals in our support functions that spend a portion of their time related to our manufacturing operations such as IT, and other costs mostly related to consultants and outside services. Because the error was not material to any prior period interim or our annual financial statements, no amendments to previously filed interim or annual periodic reports were required. We have adjusted for this error by revising the historical consolidated financial statements presented herein. The impact to gross margin in fiscal years 2021 and 2020, on a manufactured ton basis, was $6.79 and $9.42, respectively. Aside from the reclassification of costs from selling, general and administrative expenses to cost of sales, higher domestic freight, packaging, natural gas, materials, and non-fuel costs per manufactured ton drove the decrease in gross profit in fiscal year 2021 compared to fiscal year 2020. Freight costs per manufactured ton increased approximately 13% compared to the prior fiscal year as the result of higher transportation rates due to a national driver shortage and tight trucking capacity in part caused by the continued return of non-essential businesses. Our overall freight costs also vary between periods depending on the mix of products sold and the geographic distribution of our customers. Despite the tight trucking capacity, we have been able to continue to meet the increase in customer demand. Packaging costs per ton were approximately 19% higher compared to the prior fiscal year due, in part, to the mix of products produced driven by higher commodity costs, particularly as it relates to the resin used in our jugs and pails. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices. The cost per manufactured ton of natural gas used to operate kilns that dry our clay was approximately 15% higher in fiscal year 2021 compared to fiscal year 2020 due to the increase in natural gas prices. The increased gas prices in 2021 were driven, in part, by the limited supply created by record-low temperatures across the nation, which drove up demand, and supply was further limited across the country due to natural gas pipelines and wellheads freezing in southern regions in the United States. The limited supply coupled with high demand caused the increase in natural gas prices. In addition, non-fuel manufacturing costs per ton increased approximately 3% compared to fiscal year 2020 driven primarily by higher purchased materials. While we have experienced an increase in costs due to the reasons mentioned above, we anticipate being able to recover some of these rising costs through price increases.

Total selling, general and administrative expenses were 8% lower in fiscal year 2021 compared to fiscal year 2020. The discussion of each segment's operating income below describe the changes in selling, general and administrative expenses that were allocated to that segment, particularly the lower advertising costs in the Retail and Wholesale Products Group. The remaining unallocated corporate expenses in fiscal year 2021 included a lower estimated annual incentive bonus accrual for fiscal year 2021 compared to fiscal year 2020. The incentive bonus accrual was based on actual financial results achieved for the fiscal year and discretion by our Chief Executive Officer, in accordance with the incentive plan's provisions. Fiscal year 2021 also included lower pension service costs expense as the pension plan is frozen. In addition, as compared to fiscal year 2020, unallocated corporate expenses are lower in fiscal year 2021 because fiscal year 2020 included a legal contingency offset by a curtailment gain related to the termination of our Supplemental Executive Retirement Plan (SERP). See Notes 8, 9 and 11 of the Notes to the Consolidated Financial Statements for a further description of our pension plan freeze, SERP termination, and legal contingencies.

    Other income (expense), net in fiscal years 2021 and 2020 included approximately $600,000 and $2,000,000, respectively, of settlement expense under our pension plan as further described in Note 8 to the Notes to the Consolidated Financial Statements. In addition, there were lower pension costs in fiscal year 2021 due to the pension plan freeze.

Tax expense for fiscal year 2021 was $2,388,000 (effective tax rate of 17.7%) compared to $4,280,000 (effective tax rate of 18.6%) in fiscal year 2020. The decrease in tax expense was driven by lower taxable income as well as certain employment related credits we were able to take advantage of and a tax deduction for foreign-derived income which further reduced our effective tax rate. See Note 5 of the Notes to the Consolidated Financial Statements for additional information about our income taxes.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for fiscal year 2021 were $110,120,000, an increase of $5,860,000, or 6%, from net sales of $104,260,000 in fiscal year 2020. Net sales increased in all product categories - agricultural and horticultural products; fluids and purification products; animal health products; and cat litter. The majority of this growth was the result of increased volume and to some degree, price increases that were implemented late in fiscal year 2021 for certain of our products.

    Net sales of our agricultural and horticultural chemical carrier products increased approximately 19% or $4,149,000 in fiscal year 2021 compared to fiscal year 2020. The increase in net sales was attributable to increased sales to existing customers, particularly to one of our largest customers using our product in some of its re-formulated goods; the addition of several smaller new customers; an expected shift in timing of sales to one of our largest customers from the last three months of fiscal year 2020 to fiscal year 2021 due to that customer resuming its production schedule after it experienced various supplier delays due to COVID-19; and increased sales due to a new business application of our Agsorb product to an existing customer. Net sales of our fluids purification products increased approximately $1,334,000 or 3% in fiscal year 2021 compared to the prior fiscal year despite the negative impacts of COVID-19. We experienced sales improvement primarily in Latin and North America. A key driver of the net sales growth in Latin America related to timing of sales as one of our customers ordered more than usual to navigate potential delays in ocean freight shipments. Other drivers of the sales growth in Latin America related to new customers and increased sales to existing customers. Net sales in North America increased in fiscal year 2021 compared to fiscal year 2020 due to an increase in air travel and more need for our jet fuel purification products as well as an increase in demand for our clay used for bio-diesel products. However, net sales have still been impacted by the oil quality in North America, which continues to be good and, accordingly, has reduced the need for our clay products. The increases in net sales to Latin and North America were partially offset by lower sales to Asia and to some degree, Europe. Reduced air travel due to COVID-19 has negatively affected the sale of our jet fuel fluids purification products in Asia and Europe. Sales to Asia also decreased in the fiscal year 2021 compared to fiscal year 2020 due to price competition. Net sales of our animal health and nutrition products were essentially flat during fiscal year 2021 compared to fiscal year 2020 as the increases in net sales of our animal feed additives in China and Asia were offset by the decreases in net sales in other countries, including Mexico. See “Foreign Operations” below for a discussion of net sales in China and Mexico. The increase in net sales in Asia as well as the decreases in net sales in other countries were primarily related to timing of net sales and the impacts of COVID-19. Net sales of our co-packaged coarse cat litter increased approximately $340,000 or 2% during fiscal year 2021 compared to the same period in the prior fiscal year due to timing of customer purchases.

The Business to Business Products Group’s selling, general and administrative expenses in fiscal year 2021 were approximately 8% or $805,000 higher compared to fiscal year 2020, but remained consistent as a percentage of sales. During fiscal year 2021, we made a concentrated effort to invest in our animal health business through increased sales personnel, leadership hires, and marketing of our animal health products which resulted in an increase in selling general and administrative expenses. This increase was partly offset by lower travel costs and less bad debt expense in fiscal year 2021.

The Business to Business Products Group’s segment operating income for fiscal year 2021 was $25,086,000, a decrease of $3,351,000 or 12%, from operating income of $28,437,000 in fiscal year 2020. While net sales increased, this increase was offset by higher freight, packaging, natural gas, materials, and non-fuel costs per manufactured ton in fiscal year 2021 as discussed in Consolidated Results above as well as higher selling, general and administrative costs. In addition, as previously noted in Note 1 to the Notes to the Consolidated Financial Statements, the allocation of additional costs from selling, general and administrative costs to cost of sales decreased segment operating income in both fiscal years 2021 and 2020.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for fiscal year 2021 were $194,861,000, an increase of $15,894,000, or 9%, from net sales of $178,967,000 in fiscal year 2020 driven by both increases in net sales of our cat litter and our industrial and sports products. Total cat litter net sales increased $13,748,000 or 9% compared to the prior fiscal year with increased sales of both private label and branded scoopable litters as we gained business from new customers and from new items being sold to existing customers. Further, an increase in e-commerce sales, where the customer base differs from brick and mortar customers, continued to increase cat litter sales. In addition, the impact of COVID-19 on increased pet adoption continued to boost sales as well as the overall macro trend of increased spending on pets. Cat litter sales by our subsidiary in Canada further contributed to the sales increase, as discussed in “Foreign Operations” below. Also included in the Retail and Wholesale Products Group's results were increased sales of our industrial and sports products compared to fiscal year 2020. Net sales of our industrial and sports products increased approximately $2,689,000 or 9% in fiscal year 2021 compared to fiscal year 2020, mainly driven by the re-opening of businesses and sports fields in the third and fourth quarters of fiscal year 2021 in most, but not all, of the United States. Industrial floor absorbent sales by our subsidiary in Canada further contributed to the net sales increase in fiscal year 2021, as discussed in “Foreign Operations” below. To some extent, the increase in net sales for our Retail and Wholesale Products Group was also driven by price increases.

    Selling, general and administrative expenses for the Retail and Wholesale Products Group were approximately $730,000 or 4% lower compared to fiscal year 2020. The decrease was driven mainly by lower advertising expense and to some extent, lower travel costs. The decrease was partially offset by higher personnel costs and commissions due to the increase in sales volume.

    The Retail and Wholesale Products Group’s segment operating income for fiscal year 2021 was $11,916,000, an increase of $393,000 or 3%, from operating income of $11,523,000 in fiscal year 2020. The higher sales and lower selling, general and administrative costs were partially offset by higher freight, packaging, natural gas, materials, and non-fuel costs per manufactured ton, as discussed in “Consolidated Results” above. In addition, as previously noted in Note 1 to the Notes to the Consolidated Financial Statements, the allocation of additional costs from selling, general and administrative costs to cost of sales decreased segment operating income in both fiscal years 2021 and 2020.

FOREIGN SUBSIDIARIES
Foreign operations include our subsidiaries in Canada and the United Kingdom, which are included in the Retail and Wholesale Products Group, and our subsidiaries in China, Mexico and Indonesia, which are included in the Business to Business Products Group. Net sales by our foreign subsidiaries during fiscal year 2021 were $17,406,000, an increase of $2,186,000, or 14%, from net sales of $15,220,000 during fiscal year 2020. The increase relates chiefly to higher sales by our subsidiaries in Canada and China during fiscal year 2021. Cat litter sales for our subsidiary in Canada increased by approximately $1,521,000 or 28% during fiscal year 2021 compared to the prior fiscal year due to new product sales; higher sales to existing customers; in-store promotions; and pantry loading in eastern Canada due to a second wave of COVID-19 infections and lockdown restrictions during the first three months of fiscal year 2021. In addition to increased sales of cat litter, sales of our industrial absorbent granules in Canada increased by approximately $551,000 or 27% during fiscal year 2021 compared to fiscal year 2020 due to both price increases and the re-opening of distributors in the second half of the fiscal year 2021. Sales of our animal health products by our foreign operations also grew by $658,000 or 13% as higher sales for our subsidiary in China were somewhat offset by lower sales from our subsidiaries in Mexico and Indonesia. Net sales in China increased approximately $1,149,000 or 54% during fiscal year 2021 compared to fiscal year 2020. Despite the continued impacts of the African Swine Fever to pork consumption, sales of our animal health products in China were higher during fiscal year 2021 compared to fiscal year 2020 due to a new contract with an existing customer; increased sales to existing customers; winning back several previous distributors; the use of two new distributors; and implementing a concentrated sales and marketing effort. In addition, net sales for our subsidiary in China in fiscal year 2020 were lower due to the outbreak of COVID-19 that impacted the second and third quarters of that fiscal year. Net sales by our subsidiary in Mexico in fiscal year 2020 included a sale of equipment that did not recur in fiscal year 2021 which drove the decrease in net sales in fiscal year 2021 compared to fiscal year 2020. The increase in net sales of our cat litter and animal health products in fiscal year 2021 were somewhat offset by the decrease in our purification products from our subsidiary in the United Kingdom. Sales of industrial floor absorbents by our subsidiary in the United Kingdom increased marginally in the fourth quarter of fiscal year 2021 over fiscal year 2020 but were still lower overall in fiscal year 2021 than 2020. The effect of COVID-19 lockdowns and restrictions on the industry in Europe has, to some extent, reduced demand for our products. The discontinuation by a customer of a product that used our clay granules also contributed to the decrease in sales of our subsidiary in the United Kingdom. Net sales by our foreign subsidiaries represented 6% of our consolidated net sales for both the fiscal years 2021 and 2020.

For fiscal year 2021, our foreign subsidiaries reported a net loss of $597,000, compared to a net loss of $1,308,000 in fiscal year 2020. The net loss in fiscal year 2021 was primarily driven by our continued investment in our subsidiary in Indonesia and higher selling, general, and administrative expenses to support increased sales for our animal health business.

Identifiable assets of our foreign subsidiaries as of July 31, 2021 were $12,572,000 compared to $12,586,000 as of July 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; making pension contributions; and, from time to time, business acquisitions. During fiscal year 2021, we primarily used cash generated from operations to fund these requirements. Cash and cash equivalents totaled $24,591,000 and $40,890,000 as of July 31, 2021 and 2020, respectively. Contributing to the cash generated in fiscal year 2020 was $10,000,000 of borrowings in the fourth quarter of fiscal year 2020 as well as a one-time receipt of $13,000,000 related to licensing of certain of our patents. These receipts have since been used in our operations in fiscal 2021. See Note 1 of the Notes to the Consolidated Financial Statements for information about the one-time receipt and Note 3 for the borrowings.

    To date, COVID-19 has not had a significant impact on our operations as a whole, and we anticipate cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements. In addition, we are actively monitoring the timing and collection of our accounts receivable. Given the ongoing and dynamic nature of COVID-19, we will continue to assess our liquidity needs and to actively manage our spending.

The following table sets forth certain elements of our Consolidated Statements of Cash Flows for the fiscal year (in thousands):

	2021	2020
Net cash provided by operating activities	$13,636	$42,462
Net cash used in investing activities	(18,830)	(14,677)
Net cash used in financing activities	(11,322)	(8,750)
Effect of exchange rate changes on cash and cash equivalents	217	(7)
Net (decrease) increase in cash and cash equivalents	$(16,299)	$19,028

Net cash provided by operating activities

    In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for fiscal years 2021 and 2020 were as follows:

    Non-cash stock compensation was $837,000 lower for fiscal 2021 compared to fiscal 2020 due to several large awards of restricted stock fully vesting early in fiscal year 2021. See Note 7 of the Notes to the Consolidated Financial Statements for further information about stock-based compensation.

We recognized a curtailment gain on our Supplemental Executive Retirement Plan (“SERP”) plan in fiscal year 2020 of $1,296,000, which is further discussed in Note 9 of the Notes to the Consolidated Financial Statements. No such gain was recognized in fiscal year 2021 as the SERP was terminated in fiscal year 2020.

Accounts receivable, less allowance for doubtful accounts and cash discounts, were $5,808,000 higher at fiscal year-end 2021 compared to fiscal year-end 2020 due primarily to higher sales in the fourth quarter of fiscal 2021 than in the same period in fiscal year 2020. The same measure of accounts receivable was $411,000 lower at fiscal year-end 2020 compared to fiscal year-end 2019 due to lower sales in the fourth quarter of fiscal year 2020, an increase in our bad debt reserve for certain uninsured foreign receivables, and for two customers that were slow paying Fluctuations in accounts receivable balances were impacted in all periods by the timing of both sales and collections, as well as the payment terms provided to various customers in the ordinary course of business.

Inventories were $518,000 lower at fiscal year-end 2021 compared to fiscal year-end 2020 due primarily to higher sales of finished goods offset by increased packaging costs and a lower obsolescence reserve. Packaging costs increased due to anticipated sales demand as well as an increase in the underlying cost of packaging. The lower obsolescence reserve is attributable to our focus on inventory management. Inventories were $213,000 lower at fiscal year-end 2020 compared to fiscal year-end 2019 due to a higher obsolescence reserve and lower packaging cost. The higher obsolescence reserve and lower packaging inventories were attributable to our focus on inventory management and enhanced data available from our ERP system. Furthermore, finished goods and purchased materials inventories vary from year to year due to anticipated sales requirements and the mix of products expected to be produced. See Note 1 of the Notes of the Notes to the Consolidated Financial Statements.

Prepaid expenses were $4,067,000 higher at fiscal year-end 2021 compared to fiscal year-end 2020 driven primarily by prepayment of income taxes and insurance offset by lower prepaid advertising costs. Prepaid expenses were $949,000 higher at fiscal year end 2020 compared to fiscal year 2019 due to higher prepaid repairs.

    Deferred income taxes, less provision for deferred income taxes, were $5,196,000 lower at fiscal year-end 2021 compared to fiscal year-end 2020 and were $453,000 lower at fiscal year-end 2020 compared to fiscal year-end 2019. Deferred income taxes were lower at fiscal year-end 2021 due to pension and retirement benefits, accrued expenses, and bonus depreciation on fixed assets. Deferred income taxes were lower at fiscal year-end 2020 due to pension and postretirement benefits and accrued expenses. See Note 5 of the Notes to the Consolidated Financial Statements for further information about income taxes.

Other assets were $544,000 lower at fiscal year-end 2021 compared to fiscal year-end 2020 due to a reduction in our operating right of use lease asset for expiring leases partially offset by higher pre-production costs at certain of our mines. Other assets were $1,242,000 higher at fiscal year-end 2020 than fiscal year-end 2019 due to pre-production costs at our Georgia mine.

    Accounts payable were $2,411,000 lower at fiscal year-end 2021 compared to fiscal year-end 2020. Lower trade payables drove the decrease in accounts payable in fiscal year 2021 as well as income taxes payable being in a prepaid position versus a payable position at the end of the fiscal year 2021. Accounts payable were $4,238,000 higher at fiscal year-end 2020 compared to fiscal year-end 2019. Higher accrued income taxes due to higher net income and a higher effective tax rate drove the increase in fiscal year 2020 as well as higher freight payables due to the increase in sales. Changes in trade accounts payable in all periods are subject to normal fluctuations in the timing of payments, the cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses were $4,097,000 lower at fiscal year-end 2021 compared to fiscal year-end 2020 due mainly to a lower accrued annual discretionary bonus, as well as lower advertising expenses and real estate taxes somewhat offset by an increase in accrued freight and a reclassification of one of our accruals from long-term to short-term. The payout of the prior fiscal year's discretionary incentive bonus reduced accrued salaries in both fiscal years, but to a greater extent in fiscal year 2021 as the accrual was higher in the prior fiscal year. Accrued advertising expenses decreased in fiscal year 2021 more than fiscal year 2020 due to timing of our advertising programs. Accrued real estate taxes decreased based on lower real estate taxes for one of our facilities. These decreases were partially offset by the reclassification of the current portion of the deferred employer payroll taxes under the CARES Act, which is due by the end of calendar year 2021, as further described in Note 1 of the Notes to the Consolidated Financial Statements and an increase in accruals for unvouchered freight. Accrued freight can vary with freight rates, timing of shipments, and production requirements. In addition, accrued plant expenses can also fluctuate due to timing of payments, changes in the cost of goods and services we purchase, production volume levels and vendor payment terms. Accrued expenses were $8,632,000 higher at fiscal year-end 2020 compared to fiscal year-end 2019 due primarily to accrued annual discretionary bonus, 401(k) employer match, advertising costs and an accrual for a legal contingency which is further described in Note 11 of the Notes to the Consolidated Financial Statements. These increases were partially offset by lower accruals for unvouchered freight.

    Deferred compensation balances at fiscal year-end 2021 were $770,000 lower compared to fiscal year-end 2020 and fiscal year-end 2020 was $421,000 higher compared to fiscal year-end 2019. Deferred compensation balances were lower at fiscal year-end 2021 due to the termination and subsequent pay-out of one of our plans, the Supplemental Executive Retirement Plan, as further discussed in Note 9 to the Notes to the Consolidated Financial Statements. Deferred compensation increased in fiscal 2020 because of higher deferrals by participants in our other deferred compensation plans.

    Pension and other postretirement liabilities, net of the adjustment recorded in stockholders' equity, were $2,652,000 lower at fiscal year-end 2021 compared to fiscal year-end 2020 due to reduced service expense related to the Pension Plan which was frozen in fiscal year 2020 as well as a higher discount rate and change in census data. These liabilities were $5,684,000 lower at fiscal year-end 2020 compared to fiscal year-end 2019 due primarily to the curtailment of our pension plan and a $8,000,000 voluntary contribution to our pension plan in excess of the minimum amount required. See Note 8 of the Notes to the Consolidated Financial Statements for more information regarding our postretirement benefit plans.

    Other liabilities were $557,000 lower at fiscal year-end 2021 compared to fiscal year-end 2020. The decrease in Other Liabilities relates to a reduction in our operating lease liability, partly offset by an increase in our reclamation liability due to increased mining activity and an increase in deferral of employer taxes under the CARES Act as further described in Note 1 to the Notes to the Consolidated Financial Statements. Other liabilities were $1,120,000 higher at fiscal year-end 2020 compared to fiscal year-end 2019. The increase in fiscal year 2020 was due to a reclassification of the deferred lease liability to operating lease liabilities upon adoption of ASC 842, Leases.

Net cash used in investing activities

Cash used in investing activities was $18,830,000 in fiscal year 2021 and cash used in investing activities was $14,677,000 in fiscal year 2020. Cash used in fiscal year 2021 related chiefly to capital expenditures. The increase in our capital expenditures in fiscal year 2021 compared to fiscal year 2020 relates to purchases of equipment to support our increased mining and hauling activity. Cash used in fiscal year 2020 related primarily to the purchases of capital expenditures at levels comparable to fiscal year 2019.

Net cash used in financing activities

Cash used in financing activities was $11,322,000 in fiscal year 2021 and $8,750,000 in fiscal year 2020. The primary uses of cash in all periods were for long-term debt, dividend payments, and stock purchases offset by borrowings as further described in Note 3 of the Notes to the Consolidated Financial Statements.

Other

Total cash and investment balances held by our foreign subsidiaries as of July 31, 2021 and 2020 were $3,054,000 and $3,042,000, respectively. See further discussion in the “Foreign Operations” section above.

On January 31, 2019, we signed a fifth amendment to our credit agreement with BMO Harris, which expires on January 31, 2024. The new agreement provides for a $45,000,000 unsecured revolving credit agreement, including a maximum of $10,000,000 for letters of credit. The remaining terms are substantially unchanged from our previous agreement with BMO Harris, including the provision that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of July 31, 2021, the variable rates would have been 3.50% for the BMO Harris’ prime-based rate or 1.38% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2021 and 2020, we were in compliance with its covenants. As of July 31, 2021 and 2020, there were no outstanding borrowings under this credit agreement.

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

    As of July 31, 2021, we had remaining authority to repurchase 810,962 shares of Common Stock and 278,250 shares of Class B Stock under a repurchase plan approved by our Board of Directors (the “Board”). Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management pursuant to the repurchase plan approved by our Board. In fiscal 2021 we made repurchases of stock as further discussed in Item 5, Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.

We believe that cash flow from operations, availability under our revolving credit facility, current cash balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, deferred compensation payouts, dividend payments and debt service obligations for at least the next 12 months. We spent approximately $1,023,000 less for advertising in fiscal year 2021 compared to fiscal year 2020 and we expect advertising expense in fiscal year 2022 to be higher than in fiscal year 2021. Our expenditures for capital were higher in fiscal year 2021 compared to fiscal year 2020. The increased capital expenditures did not dramatically impact our cash position; however our cash requirements are subject to change as business conditions warrant and opportunities arise.

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

OFF BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities. As of July 31, 2021 we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

We recorded valuation allowances of $1,362,000 and $1,029,000 for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards as of July 31, 2021 and 2020, respectively, because we believe it is unlikely we will realize the benefit of these tax attributes in the future.

In addition to valuation allowances, we may provide for uncertain tax positions when such tax positions do not meet certain recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. We did not record a liability for unrecognized tax benefits at either July 31, 2021 or 2020. See Note 5 of the Notes to the Consolidated Financial Statements for further discussion.

Trade Promotions. We routinely commit to one-time or ongoing trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience of trade spending patterns and that of the industry, current trends and forecasted data. While we believe our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations. We have accrued liabilities at the end of each period for the estimated trade spending programs. We recorded liabilities of approximately $1,260,000 and $1,843,000 for trade promotions as of July 31, 2021 and 2020, respectively.

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

The discount rate is the rate assumed to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the pension benefits when due. The discount rate is subject to change each year. We refer to an applicable index and the expected duration of the benefit payments to select a discount rate at which we believe the benefits could be effectively settled. The discount rate was the single equivalent rate that would yield the same present value as the plan’s expected cash flows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve used in both fiscal years 2021 and 2020 was the FTSE Pension Discount Curve (formally called the Citi Pension Discount Curve). Our determination of pension expense or income is based on a market-related valuation of plan assets, which is the fair market value. Our expected rate of return on plan assets is determined based on asset allocations and historical experience. The expected long-term rate of inflation and risk premiums for the various asset categories are based on general historical returns and inflation rates. The target allocation of assets is used to develop a composite rate of return assumption. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

As further described in Note 8 of the Notes to the Consolidated Financial Statements, we amended and froze participation in our pension plan and supplemental executive retirement plan in the second quarter of fiscal year 2020. The amendment of these plans triggered a curtailment, which required a remeasurement of the plans’ obligations. Both of these remeasurements were based on actuarially determined amounts. In addition, we offered terminated participants with vested benefits who have not yet begun receipt of benefits under the pension plan the opportunity to receive their pension benefits in a single payment (the “Lump Sum Option”). We made payments to those participants in the pension plan who elected the Lump Sum Option by the May 15, 2020 election deadline. This settlement of a portion of the pension plan was recorded as settlement expense based on actuarially determined amounts in the fourth quarter of fiscal year 2020. The pension plan was further settled in fiscal year 2021 when we purchased an annuity.

Trade Receivables. We recognize trade receivables when control of finished products are transferred to our customers. We record an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk and analysis of facts and circumstances about specific accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We believe our allowance for doubtful accounts is reasonable; however, the unanticipated default by a customer with a material trade receivable could occur. We also record an estimated allowance for cash discounts offered in our payment terms to some customers. We recorded a total allowance for doubtful accounts and cash discounts of $1,174,000 and $1,078,000 as of July 31, 2021 and 2020, respectively.

Revenue Recognition. We recognize revenue when performance obligations under the terms of the contracts with customers are satisfied. Our performance obligation generally consists of the promise to sell finished products to wholesalers, distributors and retailers or consumers and our obligations have an original duration of one year or less. Control of the finished products are transferred upon shipment to, or receipt at, customers' locations, as determined by the specific terms of the contract. We have completed our performance obligation when control is transferred and we recognize revenue accordingly. Taxes collected from customers and remitted to governmental authorities are excluded from net sales. Sales returns are not material nor are warranties and any related obligations.

     Inventories. We value inventories at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory to determine if a reserve adjustment is necessary, giving consideration to obsolescence, inventory levels, product deterioration and other factors. The review also surveys all of our operating facilities and sales divisions to give consideration to historic and new market trends. The inventory reserve values as of July 31, 2021 and 2020 were $641,000 and $926,000, respectively.

Reclamation. During the normal course of our mining process we remove overburden and perform on-going reclamation activities. As overburden is removed from a mine site, it is hauled to a previously mined site and used to refill older sites. This process allows us to continuously reclaim older mine sites and dispose of overburden simultaneously, therefore minimizing the costs associated with the reclamation process. On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. As of July 31, 2021 and 2020, we have recorded an estimated net reclamation asset of $1,152,000 and $932,000, respectively, and a corresponding estimated reclamation liability of $2,965,000 as of July 31, 2021 and $2,554,000 as of July 31, 2020. These values represent the discounted present value of the estimated future mining reclamation costs at the production plants. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge over the estimated useful lives of the mines.

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

Impairment of goodwill, trademarks and other intangible assets. We review carrying values of goodwill, trademarks and other indefinite-lived intangible assets periodically for possible impairment in accordance ASC 350, Intangibles – Goodwill and Other. Our impairment review requires significant judgment with respect to factors such as volume, revenue and expenses. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the fourth quarter of the fiscal year and may be re-performed during the year when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. Our impairment analysis performed in the fourth quarters of both fiscal years 2021 and 2020 did not indicate any impairment. We continue to monitor events, circumstances or changes in the business that might imply a reduction in value which could lead to an impairment. In addition, although we have not identified any triggering events relating to goodwill or our intangibles, the ultimate effects of COVID-19 could change this assessment in the future, as outlined under Item 1A, Risk Factors, discussed above.

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

    In December 2019, the FASB issued guidance under ASC 740, Income Taxes, which simplifies the accounting for income taxes. The guidance removes several specific exceptions to the general principles in ASC 740 and clarifies and makes amendments to improve consistent application of and simplify existing accounting for other areas in ASC 740. This guidance is effective for our first quarter of fiscal year 2022, with early adoption permitted. We have performed an initial analysis of the impacts of adopting this requirement and do not anticipate that it will be material to our Consolidated Financial Statements.
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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS

	July 31,
	2021	2020
ASSETS	(in thousands)
Current Assets
Cash and cash equivalents	$24,591	$40,890
Accounts receivable, less allowance of $1,174 and $1,078 in 2021 and 2020, respectively	40,923	34,911
Inventories, net	23,598	23,893
Prepaid repairs expense	6,088	5,662
Prepaid expenses and other assets	6,742	3,064
Total Current Assets	101,942	108,420
Property, Plant and Equipment
Buildings and leasehold improvements	40,181	39,274
Machinery and equipment	162,930	152,583
Office furniture and equipment	21,685	21,502
Vehicles	17,543	17,863
Gross depreciable assets	242,339	231,222
Less accumulated depreciation and amortization	(178,885)	(169,040)
Net depreciable assets	63,454	62,182
Construction in progress	14,627	13,717
Land and mineral rights	17,859	17,049
Total Property, Plant and Equipment, Net	95,940	92,948
Other Assets
Goodwill	9,262	9,262
Trademarks and patents, net of accumulated amortization of $385 and $457 in 2021 and 2020, respectively	1,743	1,566
Customer list, net of accumulated amortization of $7,321 and $6,887 in 2021 and 2020, respectively	464	898
Deferred income taxes	2,096	7,302
Operating lease right-of-use assets	8,619	9,816
Other	7,500	5,670
Total Other Assets	29,684	34,514
Total Assets	$227,566	$235,882

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS
(continued)

	July 31,
	2021	2020
LIABILITIES AND STOCKHOLDERS’ EQUITY	(in thousands)
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	9,206	12,529
Dividends payable	1,865	1,808
Operating lease liabilities	2,036	2,170
Accrued expenses	24,883	28,700
Total Current Liabilities	38,990	46,207
Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $122 and $150 in 2021 and 2020, respectively	7,878	8,848
Deferred compensation	4,370	5,140
Pension and postretirement benefits	4,922	15,140
Long-term operating lease liabilities	8,022	9,135
Other	4,152	3,448
Total Noncurrent Liabilities	29,344	41,711
Total Liabilities	68,334	87,918

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,561,311 shares in 2021 and 8,449,003 shares in 2020	856	845
Class B Stock, convertible, par value $.10 per share, issued 2,397,056 shares in 2021 and 2,437,402 shares in 2020	240	244
Additional paid-in capital	48,271	44,993
Retained earnings	180,443	176,579
Noncontrolling interest	(307)	(174)
Accumulated Other Comprehensive Loss
Pension and postretirement benefits	(4,428)	(11,994)
Cumulative translation adjustment	311	(260)
Total Accumulated Other Comprehensive Loss	(4,117)	(12,254)
Less treasury stock, at cost (3,192,702 Common and 346,491 Class B shares in 2021 and 3,090,230 Common and 335,816 Class B shares in 2020)	(66,154)	(62,269)
Total Stockholders’ Equity	159,232	147,964

Total Liabilities and Stockholders’ Equity	$227,566	$235,882
The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2021	2020
	(in thousands, except for per share data)

Net Sales	$304,981	$283,227
Cost of Sales (1)	(239,740)	(214,521)
Gross Profit	65,241	68,706
Other Operating Income (2)	—	13,000
Selling, General and Administrative Expenses (1)(3)	(52,205)	(56,879)
Income from Operations	13,036	24,827
Other Income (Expense)
Interest income	71	259
Interest expense	(722)	(518)
Foreign exchange loss	(93)	(161)
Other, net (4)	1,076	(1,387)
Total Other Income (Expense), Net	332	(1,807)
Income Before Income Taxes	13,368	23,020
Income Tax Expense	(2,388)	(4,280)
Net Income	$10,980	$18,740
Net Loss Attributable to Noncontrolling Interest	(133)	(160)
Net Income Attributable to Oil-Dri	11,113	18,900

Net Income Per Share
Basic Common	$1.61	$2.70
Basic Class B Common	$1.20	$2.02
Diluted Common	$1.57	$2.65
Diluted Class B Common	$1.18	$1.99

Average Shares Outstanding
Basic Common	5,142	5,149
Basic Class B Common	1,926	2,020
Diluted Basic Common	5,253	5,246
Diluted Basic Class B Common	1,967	2,049
(1) See Note 1 of the Notes to the Consolidated Financial Statements for further information about amounts included in this line item.
(2) See Note 1 of the Notes to the Consolidated Financial Statements for further information about amounts included in this line item.
(3) See Note 9 of the Notes to the Consolidated Financial Statements for further information about amounts included in this line item.
(4) See Note 8 of the Notes to the Consolidated Financial Statements for further information about amounts included in this line item.

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended July 31,
	2021	2020
	(in thousands)

Net Income Attributable to Oil-Dri	$11,113	$18,900

Other Comprehensive Income (Loss):
Pension and postretirement benefits (net of tax)	7,566	2,897
Cumulative translation adjustment	571	(112)
Other Comprehensive Income	8,137	2,785
Comprehensive Income	$19,250	$21,685

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares		(in thousands)
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, July 31, 2019	10,860,678	(3,251,288)	$1,086	$41,300	$164,756	$(56,543)	$(15,039)	$(14)	$135,546
Net income	—	—	—	—	18,900	—	—	(160)	18,740
Other comprehensive income	—	—	—	—	—	—	2,785	—	2,785
Dividends declared	—	—	—	—	(7,077)	—	—	—	(7,077)
Purchases of treasury stock	—	(169,058)	—	—	—	(5,541)	—	—	(5,541)
Net issuance of stock under long-term incentive plans	25,727	(5,700)	3	183	—	(185)	—	—	1
Amortization of restricted stock	—	—	—	3,368	—	—	—	—	3,368
Contributions from noncontrolling interests (1)	—	—	—	142	—	—	—	—	142
Balance, July 31, 2020	10,886,405	(3,426,046)	$1,089	$44,993	$176,579	$(62,269)	$(12,254)	$(174)	$147,964
Net income	—	—	—	—	11,113	—	—	(133)	10,980
Other comprehensive income	—	—	—	—	—	—	8,137	—	8,137
Dividends declared	—	—	—	—	(7,249)	—	—	—	(7,249)
Purchases of treasury stock	—	(87,647)	—	—	—	(3,130)	—	—	(3,130)
Net issuance of stock under long-term incentive plans	71,962	(25,500)	7	747	—	(755)	—	—	(1)
Amortization of restricted stock	—	—	—	2,531	—	—	—	—	2,531
Balance, July 31, 2021	10,958,367	(3,539,193)	$1,096	$48,271	$180,443	$(66,154)	$(4,117)	$(307)	$159,232

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

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended July 31,
	2021	2020
	(in thousands)
Cash Flows from Operating Activities
Net income	$10,980	$18,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,177	13,923
Non-cash stock compensation expense	2,531	3,368
Provision for deferred income taxes	2,760	(492)
Provision for bad debts and cash discounts	147	423
Loss on the disposals of property, plant and equipment	52	114
Curtailment gain on SERP Plan	—	(1,296)
(Increase) decrease in:
Accounts receivable	(5,955)	(12)
Inventories	518	213
Prepaid expenses	(4,067)	(949)
Deferred income taxes	2,436	945
Other assets	544	(1,242)
Increase (decrease) in:
Accounts payable	(2,411)	4,238
Accrued expenses	(4,097)	8,632
Deferred compensation	(770)	421
Pension and postretirement benefits	(2,652)	(5,684)
Other liabilities	(557)	1,120
Total Adjustments	2,656	23,722
Net Cash Provided by Operating Activities	13,636	42,462
Cash Flows from Investing Activities
Capital expenditures	(18,839)	(14,740)
Proceeds from sale of property, plant and equipment	9	63
Net Cash Used in Investing Activities	(18,830)	(14,677)
Cash Flows from Financing Activities
Proceeds from issuance of notes payable	—	10,000
Principal payments on notes payable	(1,000)	(6,321)
Dividends paid	(7,192)	(7,030)
Purchase of treasury stock	(3,130)	(5,541)
Contributions from noncontrolling interests	—	142
Net Cash Used in Financing Activities	(11,322)	(8,750)
Effect of exchange rate changes on cash and cash equivalents	217	(7)
Net (Decrease) Increase in Cash and Cash Equivalents	(16,299)	19,028
Cash and Cash Equivalents, Beginning of Year	40,890	21,862
Cash and Cash Equivalents, End of Year	$24,591	$40,890

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year-Ended July 31,
	2021	2020
	(in thousands)
Supplemental disclosure:
Other cash flows:
Interest payments, net of amounts capitalized	$400	$273
Income tax payments	$6,151	$2,319
Noncash investing and financing activities:
Capital expenditures accrued, but not paid	$1,926	$2,990
Cash dividends declared and accrued, but not paid	$1,865	$1,808

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

IMMATERIAL CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, we identified an error in our historical financial statements related to the classification of certain costs as selling, general and administrative expenses relating to the production of our inventory that should be classified as cost of sales. These costs generally relate to our annual discretionary bonus and 401(k) employer match for our manufacturing teammates, teammate salaries for individuals in our support functions that spend a portion of their time related to our manufacturing operations such as IT, and other costs mostly related to consultants and outside services.

In accordance with FASB Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of the error from both a quantitative and qualitative perspective, and concluded that the error was immaterial to our prior period interim and annual financial statements. Since the error was not material to any prior period interim or annual financial statements, no amendments to previously filed interim or annual periodic reports are required. Consequently, we have adjusted for these errors by revising our historical consolidated financial statements presented herein. The revision to our historical consolidated financial statements did not result in any impact to our consolidated net income.

The effects of the corrections to each of the individual affected line items in our Consolidated Statements of Operations were as follows (in thousands):

	Year Ended July 31, 2020
	As Previously Reported	Corrections	As Corrected
Cost of Sales	$(207,404)	$(7,117)	$(214,521)

Selling, General and Administrative Expenses	$(63,996)	$7,117	$(56,879)

The related impacts to Inventory in our Consolidated Balance Sheets were not considered material and hence, were not adjusted. The effects of the corrections to our Notes to the Consolidated Financial Statements for Operating Segments were as follows (in thousands):

	Year Ended July 31, 2020

	Income

	As Previously Reported	Corrections	As Corrected

Business to Business Products	$31,218	$(2,781)	$28,437

Retail and Wholesale Products	$15,859	$(4,336)	$11,523

Corporate Expenses	$(35,250)	$7,117	$(28,133)

MANAGEMENT USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period as well as the related disclosures. Estimates and assumptions about future events cannot be made with certainty, including the potential impacts and duration of COVID-19 and its aftermath. All of our estimates and assumptions are revised periodically. Actual results could differ from these estimates. For more information see Critical Accounting Policies and Estimates in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

The COVID-19 pandemic continues to impact business activity across industries in the U.S. and worldwide, including, but not limited to, workforce and supply chain disruptions. The Company remains committed to taking actions to address the health, safety and welfare of its employees, customers, agents and suppliers. Future developments, such as the actions taken by governmental authorities in response to future outbreaks that are highly uncertain and unpredictable, will determine the extent to which COVID-19 continues to impact the Company’s results of operations and financial conditions. See the risk factor captioned “Our business could be adversely affected by a widespread threat to public health," in Item 1A, Risk Factors, included in Part I of this Annual Report on Form 10-K for an additional discussion of risks related to COVID-19.

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments with maturities of three months or less.

TRADE RECEIVABLES

We recognize trade receivables when control of finished products are transferred to our customers. We record an allowance for doubtful accounts based on our historical experience and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk and analysis of facts and circumstances about specific accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We retain outside collection agencies to facilitate our collection efforts. Past due status is determined based on contractual terms and customer payment history.

INVENTORIES

The composition of inventories was as follows as of July 31 (in thousands):

	2021	2020
Finished goods	$14,179	$14,500
Packaging	5,084	4,587
Other	4,335	4,806
Inventories	$23,598	$23,893

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We performed a detailed review of our inventory items to determine if an obsolescence reserve adjustment was necessary. The review surveyed all of our operating facilities and sales groups to ensure that both historical issues and new market trends were considered. The obsolescence reserve not only considered specific items, but also took into consideration the overall value of the inventory as of the balance sheet date. We recorded inventory obsolescence reserves of approximately $641,000 and $926,000 as of July 31, 2021 and 2020, respectively. The lower obsolescence reserve is attributed to our focus on inventory management. The other category of inventories includes a variety of items including clay, additives, fragrances and other supplies and decreased from July 31, 2020 due to increased production. Finished goods inventory decreased due to sales volume. Conversely, packaging inventories increased from July 31, 2020 due to anticipated sales demand as well as an increase in the cost of packaging.

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated to U.S. Dollars at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

INTANGIBLES AND GOODWILL

We amortize most of our intangibles on a straight-line basis over periods ranging from 4 to 20 years. Our customer list intangible asset is amortized at an accelerated amortization rate in the earlier years to reflect the expected pattern of decline in the related benefits over time. Intangible amortization was $680,000 in fiscal year 2021 and $804,000 in fiscal year 2020. Some intangible assets were determined to have indefinite lives and are not amortized, specifically one acquired trademark recorded at $376,000.

Our estimated intangible amortization expense for the next five fiscal years is as follows (in thousands):

2022	$447
2023	$244
2024	$108
2025	$83
2026	$80

    The weighted average amortization period of our intangibles subject to amortization is as follows (in years):

Weighted Average Amortization Period
Trademarks and patents	13.0
Customer list	2.3
Total intangible assets subject to amortization	8.4

We periodically review indefinite-lived intangibles and goodwill to assess for impairment. Our review is based on cash flow considerations and other approaches that require significant judgment with respect to volume, revenue, expenses and allocations. Impairment occurs when the carrying value exceeds the fair value. Much of our goodwill cannot be specifically assigned to one of our operating segments because of the shared nature of our production facilities; however, for purposes of our most recent impairment analysis we estimated the goodwill allocation and assigned $5,497,000 to the Retail and Wholesale Products Group and $3,765,000 to the Business to Business Products Group.
We performed our annual impairment testing in the fourth quarter of fiscal years 2021 and 2020. There was no impairment required based on our analysis for fiscal years 2021 or 2020. We will continue to consider the need to re-perform impairment testing throughout the year when circumstances such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. In addition, although we have not identified any triggering events relating to goodwill or our intangibles, the ultimate effects of COVID-19 could change this assessment in the future, as outlined under Item 1A, Risk Factors, discussed above.

OVERBURDEN REMOVAL AND MINING COSTS

We surface mine sorbent minerals on property that we either own or lease as part of our overall operations. A significant part of our overall mining cost is incurred during the process of removing the overburden from the mine site, thus exposing the sorbent material used in a majority of our production processes. These stripping costs incurred during production are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred. Stripping costs included in cost of sales were approximately $1,920,000 and $1,722,000 for fiscal years 2021 and 2020, respectively. Pre-production overburden removal costs associated with opening a new mine during the development phase are deferred. Total pre-production costs, including the overburden removal costs, that were capitalized in fiscal years 2021 and 2020 were $1,810,000 and $535,000 respectively. Capitalized development costs are amortized when the sorbent material is removed from the mine and used to produce product for sale. At the end of fiscal year 2021, the amount of development costs that are being amortized is $478,000.

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral rights, including legal fees and drilling expenses, are also capitalized. The amount of land and mineral rights included in land on the Consolidated Balance Sheets were approximately $13,637,000 and $2,165,000, respectively, as of July 31, 2021, and were $13,570,000 and $2,165,000, respectively, as of July 31, 2020. Any prepaid royalties that may be offset against future royalties due upon extraction of the mineral are also capitalized. Prepaid royalties included in current prepaid expenses and in non-current other assets on the Consolidated Balance Sheets were approximately $1,605,000 and $1,232,000 as of July 31, 2021 and 2020, respectively.

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

As of July 31, 2021 and 2020, we have recorded an estimated net reclamation asset of $1,152,000 and $932,000, respectively, and a corresponding estimated reclamation liability of $2,965,000 as of July 31, 2021 and $2,554,000 as of July 31, 2020. These values represent the discounted present value of the estimated future mining reclamation costs at the production plants. Additional mining activity in fiscal year 2021 and disturbance of land accounts for the increase in the reclamation liability.

 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are generally depreciated using the straight-line method over their estimated useful lives which are listed below. Depreciation expense was $13,497,000 and $13,119,000 in fiscal years 2021 and 2020, respectively. Major improvements and betterments are capitalized, while maintenance and repairs that do not extend the useful life of the applicable assets are expensed as incurred. Interest expense may also be capitalized for assets that require a period of time to get them ready for their intended use. There was no capitalized interest in fiscal years 2021 and 2020.

	Years
Buildings and leasehold improvements	3	-	40
Machinery and equipment
Packaging	2	-	20
Processing	2	-	25
Mining and other	2	-	15
Office furniture and equipment	2	-	15
Vehicles	2	-	15

Property, plant and equipment are carried at cost on the Consolidated Balance Sheets and are reviewed for possible impairment on an annual basis or when circumstances indicate impairment that an asset may become impaired. We take into consideration idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. No impairment was recorded in either fiscal year 2021 or 2020.

OTHER CURRENT AND NONCURRENT LIABILITIES

    On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into U.S. law. The CARES Act provides for, among other things, deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As permitted by the CARES Act, we deferred approximately $2,300,000 in payroll taxes in calendar year 2020. The $2,300,000 will be paid equally in the fourth quarters of calendar years 2021 and 2022; $1,150,000 in 2021 and $1,150,000 in 2022. The current portion of the accrual for these payroll taxes is included in Other within Accrued Expenses and the noncurrent portion of the accrual is included in Other within Noncurrent Liabilities on the Consolidated Balance Sheet.

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

ADVERTISING

Advertising costs for the development of printed materials, television commercials, web-based digital banners, web-based social media and sales videos are deferred and expensed upon the first use of the materials, unless such amounts are immaterial. Costs paid for communicating advertising over a period of time, such as television air time, radio commercials and print media advertising space, are deferred and expensed on a pro-rata basis. All other advertising costs, including participation in industry conventions and shows and market research, are expensed when incurred. All advertising costs are part of selling, general and administrative expenses. Advertising expenses were approximately $8,651,000 and $9,674,000 in fiscal years 2021 and 2020, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2021 and 2020. See Note 4 of the Notes to the Consolidated Financial Statements for additional information regarding the fair value of our financial instruments, including notes payable.

REVENUE RECOGNITION

We recognize revenue when performance obligations under the terms of the contracts with customers are satisfied. Our performance obligation generally consists of the promise to sell finished products to wholesalers, distributors and retailers or consumers and our obligations have an original duration of one year or less. Control of the finished products are transferred upon shipment to, or receipt at, customers' locations, as determined by the specific terms of the contract. We have completed our performance obligation when control is transferred and we recognize revenue accordingly. Taxes collected from customers and remitted to governmental authorities are excluded from net sales. Sales returns are not material nor are warranties and any related obligations.

    We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $256,000 and $247,000 as of July 31, 2021 and July 31, 2020, respectively. This liability is reported in Other Accrued Expenses on the Consolidated Balance Sheets. Revenue recognized during fiscal year 2021 that was included in the liability for advance payments at the beginning of the year was $200,000.

COST OF SALES

Cost of sales consists of all manufacturing costs, including depreciation and amortization related to assets used in the manufacturing and distribution process, inbound and outbound freight, inspection costs, purchasing costs associated with materials and packaging used in the production process and warehouse and distribution costs.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of sales and were approximately $46,500,000 and $39,865,000 for fiscal years 2021 and 2020, respectively. The increase in fiscal year 2021 relates to the increase in freight due to higher transportation rates from tight truck availability.

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

RESEARCH AND DEVELOPMENT

Research and development costs of approximately $2,539,000 and $2,765,000 were charged to expense as incurred for fiscal years 2021 and 2020, respectively, and are recorded in selling, general and administrative expenses.

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

STOCK-BASED COMPENSATION

We account for stock options and restricted stock issued under our long term incentive plans in accordance with ASC 718, Compensation – Stock Compensation. The fair value of stock-based compensation is determined at the grant date. The related compensation expense is recognized over the appropriate vesting period. Forfeitures are recognized as they occur. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

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

OTHER OPERATING INCOME

     Included within Other Operating Income in fiscal year 2020 is revenue earned from a confidential license agreement. Pursuant to this agreement, the Company granted a non-exclusive, perpetual license to develop, manufacture, use, distribute and sell products produced using formulations under certain of our patents until their expiration and agreed to certain limitations on the ability of the parties to bring forth patent infringement claims or challenges relating to certain products in exchange for a one-time payment of $13,000,000. This revenue is recognized at a point in time as it is considered functional intellectual property.

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

    In December 2019, the FASB issued guidance under ASC 740, Income Taxes, which simplifies the accounting for income taxes. The guidance removes several specific exceptions to the general principles in ASC 740 and clarifies and makes amendments to improve consistent application of and simplify existing accounting for other areas in ASC 740. This guidance is effective for our first quarter of fiscal year 2022, with early adoption permitted. We have performed an initial analysis of the impacts of adopting this requirement and do not anticipate that it will be material to our Consolidated Financial Statements.

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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	Year Ended July 31,
Product	2021	2020	2021	2020
Cat Litter	$14,868	$14,528	$161,251	$147,503
Industrial and Sports	—	—	31,724	29,035
Agricultural and Horticultural	26,035	21,886	—	—
Bleaching Clay and Fluids Purification	51,451	50,117	1,886	2,429
Animal Health and Nutrition	17,766	17,729	—	—
Net Sales	$110,120	$104,260	$194,861	$178,967

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

The corporate expenses line in the table below represents certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as research and development, information systems, finance, legal, human resources and customer service. Corporate expenses also include the annual incentive plan bonus accrual. Other operating income in fiscal year 2020 relates to revenue earned from a license arrangement of our intellectual property. In addition, Income from our Business to Business and Retail and Wholesale Products as well as Corporate Expenses for the year ended July 31, 2020 were adjusted for an immaterial correction of an error. See Note 1 of the Notes to the Consolidated Financial Statements.

	July 31,
	Assets
	2021	2020
	(in thousands)
Business to Business Products	$69,023	$66,955
Retail and Wholesale Products	103,268	95,592
Unallocated assets	55,275	73,335
Total Assets	$227,566	$235,882

	Year Ended July 31,
	Net Sales		Income
	2021	2020	2021	2020
	(in thousands)
Business to Business Products	$110,120	$104,260	$25,086	$28,437
Retail and Wholesale Products	194,861	178,967	11,916	11,523
Net Sales	$304,981	$283,227
Other Operating Income			—	13,000
Corporate Expenses			(23,966)	(28,133)
Income from Operations			13,036	24,827
Total Other Income (Expense), Net			332	(1,807)
Income Before Income Taxes			13,368	23,020
Income Tax Expense			(2,388)	(4,280)
Net Income			$10,980	$18,740
Net Loss Attributable to Noncontrolling Interest			$(133)	$(160)
Net Income Attributable to Oil-Dri			$11,113	$18,900

The following is a summary by fiscal year of financial information by geographic region (in thousands):

	2021	2020
Sales to unaffiliated customers by:
Domestic operations	$287,575	$268,007
Foreign subsidiaries	$17,406	$15,220
Sales or transfers between geographic areas:
Domestic operations	$5,347	$6,457
Foreign subsidiaries	$112	$109
Income (Loss) before income taxes:
Domestic operations	$14,144	$24,494
Foreign subsidiaries	$(776)	$(1,474)
Net Income (Loss) attributable to Oil-Dri:
Domestic operations	$11,710	$20,208
Foreign subsidiaries	$(597)	$(1,308)
Identifiable assets:
Domestic operations	$214,994	$223,296
Foreign subsidiaries	$12,572	$12,586

Included within identifiable assets for our foreign subsidiaries is cash held at foreign banks of $3,054,000 as of July 31, 2021.

Sales to Walmart, our largest customer, are included in our Retail and Wholesale Products Group. The percentage of consolidated net sales and net accounts receivable attributed to Walmart are shown in the table below:

	2021	2020
Net sales for the years ended July 31	18%	19%
Net accounts receivable as of July 31	20%	18%

There are no other customers with sales equal to or greater than 10% of our total sales.

NOTE 3 – DEBT

The composition of notes payable is as follows as of July 31 (in thousands):

	2021	2020
Amended and Restated Note Purchase and Private Shelf Agreement. Annual principal installments on May 15: $1,000 in each fiscal year 2021 through 2030. Interest is payable semi-annually at an annual rate of 3.95%	$9,000	$10,000
Less current maturities of notes payable	(1,000)	(1,000)
Less unamortized debt issuance costs	$(122)	$(152)
Noncurrent notes payable	$7,878	$8,848

We issued senior promissory notes in November 2010 for $18,500,000. The note agreement provided that the proceeds could be used to fund future principal payments on debt, acquisitions, stock repurchases, capital expenditures, and working capital purposes. The note agreement contained restrictions against certain activities, among other things and under various conditions, further described below, these notes were amended in May 2020 and paid in full in July 2020.

On May 15, 2020 (the “Effective Date”), we entered into an Amended and Restated Note Purchase and Private Shelf Agreement (the “Amended and Restated Note Agreement”) with PGIM, Inc. (“Prudential”) and certain existing noteholders and purchasers affiliated with Prudential named therein. The Amended Note Agreement amends and restates the Note Agreement between Oil-Dri, Prudential and certain existing noteholders named therein, dated as of November 12, 2010 (the “Prior Note Agreement”), under which our 3.96% Series A Senior Notes (the “Series A Notes”) were previously issued in an original aggregate principal amount of $18,500,000.

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

We have a credit agreement with BMO Harris that expires on January 31, 2024. The agreement provides for a $45,000,000 unsecured revolving credit agreement, including a maximum of $10,000,000 for letters of credit. Under the credit agreement, we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of July 31, 2021, the variable rates would have been 3.50% for the BMO Harris’ prime-based rate or 1.38% for the LIBOR-based rate.

As of July 31, 2021 and 2020, there were no outstanding borrowings under this credit agreement. However, we had outstanding letters of credit of $964,000 and $1,284,000 as of July 31, 2021 and 2020, respectively, under this agreement.

    The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio, a minimum consolidated net worth and a minimum consolidated debt ratio. Our debt agreements also contain provisions such that if we default on one debt agreement, the others will automatically default. If we default on any guaranteed debt with a balance greater than $1,000,000, our unsecured revolving credit agreement with BMO Harris will be considered in default. If we default on any debt with a balance greater than $5,000,000 we will also be considered in default with the senior promissory notes. We were in compliance with all restrictive covenants and limitations as of July 31, 2021.

The following is a schedule by fiscal year of future principal maturities of notes payable as of July 31, 2021 (in thousands):

2022	$1,000
2023	1,000
2024	1,000
2025	1,000
2026	1,000

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
Level 3: Unobservable inputs.

Cash equivalents are classified as Level 1 of the fair value hierarchy because they were valued using quoted market prices in active markets. There were no cash equivalents as of July 31, 2021 and cash equivalents of $6,000 as of July 31, 2020. These cash instruments are primarily money market funds and are included in cash and cash equivalents on the Consolidated Balance Sheets.

Accounts receivable and accounts payable balances on the Consolidated Balance Sheets approximate their fair values as of July 31, 2021 and 2020 due to the short maturity and nature of those balances.

Notes payable on the Consolidated Balance Sheets are carried at the face amount of future maturities. The estimated fair value of notes payable was approximately $10,231,000 as of July 31, 2021 and $11,631,000 as of July 31, 2020. The fair value was estimated using the exit price notion of fair value and is classified as Level 2. The increase in fair value is attributable to the Amended and Restated Note Purchase and Private Shelf Agreement entered into in May 2020. See Note 3 of the Notes to the Consolidated Financial Statements for further information about the new debt.

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

NOTE 5 – INCOME TAXES

    The provision for income tax expense by fiscal year consists of the following (in thousands):

	2021	2020
Current
Federal	$(683)	$3,768
Foreign	2	5
State	309	999
Current Income Tax Total	(372)	4,772
Deferred
Federal	2,440	(610)
Foreign	(48)	(3)
State	368	121
Deferred Income Tax Total	2,760	(492)
Total Income Tax Expense	$2,388	$4,280

    Principal reasons for variations between the statutory federal rate and the effective rates by fiscal year were as follows:

	2021	2020
U.S. federal income tax rate	21.0%	21.0%
Depletion deductions allowed for mining	(5.4)	(4.8)
State income tax expense, net of federal tax expense	5.1	4.3
Nondeductible Officer Compensation	4.0	0.5
Tax Credits	(2.5)	(1.1)
Statutory rate change of foreign subsidiaries	(0.7)	—
Valuation Allowance - Foreign	2.5	1.3
Foreign Tax Differential	(1.5)	(0.1)
Prior year income taxes	(4.0)	(1.0)
Other	(0.8)	(1.5)
Effective income tax rate	17.7%	18.6%

The U.S. effective tax rate for the year ended July 31, 2021 and July 31, 2020 were 17.7% and 18.6%, based on income before taxes. The items impacting the effective tax rate were permanent items, return to provision adjustments, a deferred tax asset true-up and an increase in the foreign valuation allowance. The tax impact of the items comprising the permanent adjustments primarily consisted of depletion, stock-based compensation and tax credits.

    The Consolidated Balance Sheets included the following tax effects of cumulative temporary differences as of July 31 (in thousands):

`

	2021		2020
	Assets	Liabilities	Assets	Liabilities
Depreciation	$—	$5,870	$—	$3,926
Deferred compensation	1,593	—	1,779	—
Postretirement benefits	1,296	—	3,293	—
Goodwill	—	1,073	—	1,000
Lease right of use assets	—	2,160	—	2,534
Lease liabilities	2,524	—	2,918	—
Allowance for doubtful accounts	176	—	178	—
Deferred marketing expenses	—	133	—	194
Other assets	289	—	—	9
Accrued expenses	2,402	—	4,131	—
Tax credits	87	—	147	—
Amortization	1,028	—	1,048	—
Inventories	351	—	343	—
Depletion	—	166	—	173
Stock-based compensation	1,340	—	987	—
Reclamation	498	—	447	—
Other liabilities - foreign	—	86	—	133
Other assets – foreign	1,362	—	1,029	—
Valuation allowance	(1,362)	—	(1,029)	—
Total deferred taxes	$11,584	$9,488	$15,271	$7,969

    Deferred tax liabilities for depreciation increased due to the election of bonus depreciation that the Company took in fiscal year 2021. Deferred tax assets for post retirement benefits were affected by the freeze of our pension plan as well as the Lump Sum Option both of which significantly reduced our pension liability. See Note 8 of the Notes to the Consolidated Financial Statements for further information about postretirement benefits. Deferred tax assets and liabilities related to lease decreased as leases are expiring. Deferred tax assets for accrued expenses reflected a lower accrual for the annual discretionary bonus.

We recorded a valuation allowance of $1,362,000 and $1,029,000 as of July 31, 2021 and 2020, respectively, for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards since we believe it is unlikely we will realize the benefit of these tax attributes in the future. As of July 31, 2021, we have total net operating loss carryforwards from state jurisdictions of approximately $4,000,000. The carryforward expiration dates vary by state. No valuation allowance has been established for these carryforwards since we expect our future profitability will allow us to fully realize these tax benefits.

With the exception of our foreign subsidiary in Canada, none of our foreign subsidiaries have generated any untaxed foreign income, therefore we have not provided for any related income taxes for these subsidiaries.

We had no material liability for unrecognized tax benefits based on tax positions related to the current and prior fiscal years as of July 31, 2021 and 2020; correspondingly, no related interest and penalties were recognized as income tax expense and there were no accruals for such items in either of these fiscal years.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have no income tax returns under examination as of July 31, 2021 and federal tax returns for fiscal years 2018-2020 remain open for examination. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are a limited number of open state and local income tax audits in which no material issues have been preliminarily identified. There are no material open or unsettled foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

    The following table summarizes the changes in accumulated other comprehensive income by component (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2019	$(14,891)		$(148)	(15,039)
Other comprehensive (loss) before reclassifications, net of tax	(4,431)	a)	(112)	(4,543)
Amounts reclassified from accumulated other comprehensive income, net of tax	758	b)	—	758
Curtailment/Settlement on Pension Plan	6,570	c)	—	6,570
Net current-period other comprehensive income (loss), net of tax	2,897		(112)	2,785
Balance as of July 31, 2020	$(11,994)		$(260)	$(12,254)
Other comprehensive income before reclassifications, net of tax	6,592	a)	571	7,163
Amounts reclassified from accumulated other comprehensive income, net of tax	494	b)	—	494
Settlement on Pension Plan	480	c)	—	480
Net current-period other comprehensive income, net of tax	7,566		571	8,137
Balance as of July 31, 2021	$(4,428)		$311	$(4,117)

a)    Amounts are net of taxes of $2,095,000 and $1,359,000 in fiscal years 2021 and 2020, respectively, and are included in Other Comprehensive Loss.
b)    Amounts are net of taxes of $156,000 and $242,000 in fiscal years 2021 and 2020, respectively. Amounts are included in the components of net periodic benefit cost for the pension and postretirement health plans.
c)    Amount is net of taxes of $151,000 and $2,075,000 in fiscal years 2021 and 2020, respectively. Amounts are included in the components of net periodic benefit cost for the pension and postretirement health plans.

See Note 8 of the Notes to the Consolidated Financial Statements for further information about pension and postretirement health benefits.

NOTE 7 – STOCK-BASED COMPENSATION

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended, the “2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,219,500. As of July 31, 2021, there were 340,786 shares available for future grants under this plan.

RESTRICTED STOCK

All non-vested restricted stock as of July 31, 2021 was issued under the 2006 Plan with vesting periods generally from two to five years. The fair value of restricted stock was determined by the closing market price of our Common Stock on the date of grant multiplied by the number of shares granted.

    A summary of restricted stock transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Unamortized Expense (in thousands)
Non-vested restricted stock outstanding at July 31, 2019	414	$33.09	4.5	$10,474
Granted	26	$33.57
Vested	(44)	$32.53
Forfeited	(6)	$32.46
Non-vested restricted stock outstanding at July 31, 2020	390	$33.19	4.0	$7,784
Granted	72	$35.76
Vested	(67)	$33.11
Forfeited	(25)	$29.58
Non-vested restricted stock outstanding at July 31, 2021	370	$33.96	3.3	$7,073

    Stock-based compensation for restricted stock of $1,924,000 and $2,560,000, net of related tax effect, was recognized in fiscal years 2021 and 2020, respectively. The total restricted stock compensation related tax benefit was $607,000 and $808,000 in fiscal years 2021 and 2020, respectively.

NOTE 8 – PENSION AND OTHER POSTRETIREMENT BENEFITS

    The Oil-Dri Corporation of America Pension Plan (“Pension Plan”) is a defined benefit pension plan for eligible salaried and hourly employees. Pension benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service. On January 9, 2020, we amended the Pension Plan to freeze participation, all future benefit accruals and accrual of benefit service, including consideration of compensation increases, effective March 1, 2020. Consequently, the Pension Plan is closed to new participants and current participants will no longer earn additional benefits on or after March 1, 2020. The amendment of the Pension Plan triggered a pension curtailment, which required a remeasurement of the Pension Plan's obligation. The remeasurement resulted in a decrease in the benefit obligation of approximately $6,632,000, which was recorded in Other Comprehensive Income, net of taxes of $1,592,000 in the second quarter of fiscal year 2020. During the third quarter of fiscal 2020 we offered terminated participants with vested benefits who have not yet begun receipt of benefits under the Plan the opportunity to receive their pension benefits in a single payment (the “Lump Sum Option”). We made payments in the fourth quarter of fiscal year 2020 to those participants who elected the Lump Sum Option by the May 15, 2020 election deadline. The settlement expense was $2,012,000 and was recorded net of tax in Other, net in the Consolidated Statements of Operations. On May 4, 2021 we purchased an annuity for $8,530,000 which decreased both our projected benefit obligation and the fair value of plan assets and resulted in no change in the funded status of the pension plan. The settlement expense related to the annuity purchase was $631,000 and was recorded net of tax in Other, net in the Consolidated Statements of Operations.

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

A 401(k) savings plan is maintained under which we match a portion of employee contributions. This plan is available to essentially all domestic employees following a specific number of days of employment. Our contributions to this plan, and to similar plans maintained by our foreign subsidiaries, were $2,784,000 and $2,035,000 for fiscal years 2021 and 2020, respectively. During fiscal year 2020, we changed the percentage of employer matching contributions from 50% of every employee dollar contributed up to 4% of earnings to 100% of every employee dollar contributed up to 6% of earnings.

Obligations and Funded Status

The following tables provide a reconciliation of changes in the plans’ benefit obligations, asset fair values and funded status by fiscal year (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation, beginning of year	$57,280	$61,553	$3,291	$2,958
Service cost	—	1,096	139	116
Interest cost	1,168	1,900	51	82
Actuarial (gain)/loss	(6,091)	8,570	(313)	247
Benefits paid	(1,603)	(1,663)	(43)	(112)
Curtailments	—	(6,632)	—	—
Settlements	(8,487)	(7,544)	—	—
Benefit obligation, end of year	42,267	57,280	3,125	3,291

Change in plan assets:
Fair value of plan assets, beginning of year	45,334	40,725	—	—
Actual return on plan assets	5,144	5,816	—	—
Employer contribution	—	8,000	43	8
Benefits paid	(1,603)	(1,663)	(43)	(8)
Settlements	(8,487)	(7,544)	—	—
Fair value of plan assets, end of year	40,388	45,334	—	—
Funded status, recorded in Consolidated Balance Sheets	$(1,879)	$(11,946)	$(3,125)	$(3,291)

The change in actuarial (gain)/loss from fiscal year 2020 to fiscal year 2021 relates to a change in discount rate as well as actual participant demographic experience vs. assumed experience.

See “Cash Flows” below for further information about employer contributions and benefits payments.

The accumulated benefit obligation for the Pension Plan was $42,267,000 and $57,280,000 as of July 31, 2021 and July 31, 2020, respectively.

The following table shows amounts recognized in the Consolidated Balance Sheets as of July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2021	2020	2021	2020
Deferred income taxes	$504	$2,443	$792	$850
Other current liabilities	$—	$—	$(82)	$(97)
Other noncurrent liabilities	$(1,879)	$(11,946)	$(3,043)	$(3,194)
Accumulated other comprehensive loss – net of tax:
Net actuarial loss	$4,311	$11,642	$117	$352

Benefit Costs and Amortizations

The following table shows the components of the net periodic pension and postretirement health benefit costs by fiscal year (in thousands):

	Pension Cost		Postretirement Health Benefit Cost
	2021	2020	2021	2020
Service cost	$—	$1,096	$139	$116
Interest cost	1,168	1,900	51	82
Expected return on plan assets	(2,816)	(2,790)	—	—
Amortization of:
Prior service costs (income)	—	—	(6)	(6)
Other actuarial loss	653	1,005	3	—
Settlement cost	631	2,012	—	—
Net periodic benefit cost	$(364)	$3,223	$187	$192
Service cost is recorded in Other, net within Other Income (Expense) in the Consolidated Statements of Operations. As the pension plan is frozen, there was no service cost recorded in fiscal year 2021.

The following table shows amounts, net of tax, that are recognized in other comprehensive income by fiscal year (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2021	2020	2021	2020
Net actuarial (gain) loss	$(6,355)	$4,243	$(237)	$188
Amortization of:
Prior service income	—	—	5	5
Amortization of actuarial loss	(496)	(763)	(3)	—
Curtailment/Settlement	$(480)	$(6,570)	$—	$—
Total recognized in other comprehensive (income) loss	$(7,331)	$(3,090)	$(235)	$193

Cash Flows

We have funded the Pension Plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. During fiscal year 2020, we made two voluntary contributions for $5,000,000 and $3,000,000 in excess of the minimum required amount. The voluntary contributions improved our funded status and contributed to a lower net periodic benefit expense. We made no contributions in fiscal year 2021 and we do not expect to make a contribution to the Pension Plan in fiscal year 2022.    The postretirement health plan is an unfunded plan. Our policy is to pay health insurance premiums and claims from our assets.

The following table shows the estimated future benefit payments by fiscal year (in thousands):

	Pension Benefits	Postretirement Health Benefits
2022	$1,181	$82
2023	$1,192	$108
2024	$1,225	$173
2025	$1,315	$214
2026	$1,445	$210
2027-31	$8,780	$1,360

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

	Pension Benefits		Postretirement Health Benefits
	2021	2020	2021	2020
Discount rate for net periodic benefit costs	2.14%	3.35%	1.63%	2.93%
Discount rate for year-end obligations	2.57%	2.14%	2.10%	1.63%
Rate of increase in compensation levels for net periodic benefit costs	—%	—%	—%	—%
Rate of increase in compensation levels for year-end obligations	—%	—%	—%	—%
Long-term expected rate of return on assets	6.50%	7.00%	—%	—%

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

For fiscal year 2021, the medical cost trend assumption used for the postretirement health benefit cost was 7.1%. The graded trend rate is expected to decrease to an ultimate rate of 4.5% in fiscal year 2038.

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

We measure and monitor the plan’s asset investment performance and the allocation of assets through quarterly investment portfolio reviews. Investment performance is measured by absolute returns, returns relative to benchmark indices and any other appropriate basis of comparison. The targeted allocation percentages of plan assets is shown below for fiscal year 2022 and the actual allocation as of July 31:

Asset Allocation	Target fiscal 2022	2021	2020
Cash and accrued income	2%	—%	1%
Fixed income	38%	38%	68%
Equity	60%	62%	31%

    In anticipation of the Lump Sum Option payments we adjusted our asset allocation in fiscal year 2020 and reverted back to our historical asset allocations in fiscal year 2021.

    The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets carried at fair value (in thousands):

	Fair Value At July 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Asset Class
Cash and cash equivalents(a)	$16	$16	$—
Equity securities(b):
U.S. companies	15,241	4,290	10,951
International companies	806	806	—
Equity securities - international mutual funds:
Developed market(c)	5,622	—	5,622
Emerging markets(d)	2,389	—	2,389
Commodities(e)	829	—	829
Fixed Income:
U.S. Treasuries	1,543	—	1,543
Debt securities(f)	2,258	—	2,258
Government sponsored entities(g)	1,730	—	1,730
Multi-strategy bond fund(h)	8,257	—	8,257
Money market fund(i)	718	—	718
Other(j)	979	—	979
Total	$40,388	$5,112	$35,276

	Fair Value At July 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Asset Class
Cash and cash equivalents(a)	$557	$557	$—
Equity securities(b):
U.S. companies	9,401	2,093	7,308
International companies	495	495	—
Equity securities - international mutual funds:
Developed market(c)	2,867	—	2,867
Emerging markets(d)	1,022	—	1,022
Commodities(e)	—	—	—
Fixed Income:
U.S. Treasuries	3,014	—	3,014
Debt securities(f)	10,131	—	10,131
Government sponsored entities(g)	5,131	—	5,131
Multi-strategy bond fund(h)	10,547	—	10,547
Money market fund(i)	486	—	486
Other(j)	1,683	—	1,683
Total	$45,334	$3,145	$42,189

(a)Cash and cash equivalents consists of highly liquid investments which are traded in active markets.
(b)This class represents equities traded on regulated exchanges, as well as funds that invest in a portfolio of such stocks.
(c)These mutual funds seek long-term capital growth by investing no less than 80% of their assets in stocks of non- U.S. companies that are primarily in developed markets, but also may invest in emerging and less developed markets.
(d)These mutual funds seek to track the performance of a benchmark index that measures the investment return of stock issued by companies located in emerging market countries.
(e)These investments seek attractive total return by investing primarily in a diversified portfolio of commodity futures contracts and fixed income investments.
(f)This class includes bonds and loans of U.S. and non-U.S. corporate issuers from diverse industries and bonds of domestic and foreign municipalities.
(g)This class represents a beneficial ownership interest in a pool of single-family residential mortgage loans. These investments are generally not backed by the full faith and credit of the United States government, except for securities valued at $176,000 in our portfolio as of July 31, 2021 and $289,000 as of July 31, 2020.
(h)This class invests at least 80% of its net assets in bonds and other fixed income instruments issued by governmental or private-sector entities. More than 50% of its net assets are invested in asset-backed and mortgage-backed securities. The fund may invest up to 20% of its net assets in securities below investment grade.
(i)These money market mutual funds seek to provide current income consistent with liquidity and stability of principal by investing in a diversified portfolio of high quality, short-term, dollar-denominated debt securities. These funds may include securities issued or guaranteed as to principal and interest by the U.S. government or its agencies, short-term securities issued by domestic or foreign banks, domestic and dollar-denominated foreign commercial papers, and other short-term corporate obligations and obligations issued or guaranteed by one or more foreign governments.
(j)This class includes funds that use a number of other strategies, including arbitrage, to obtain long-term positive returns. The portfolio of instruments may include equities, debt securities, real estate properties, warrants, options, swaps, future contracts, forwards or other types of derivative instruments.

NOTE 9 – DEFERRED COMPENSATION

Oil-Dri's deferred compensation plans permit directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. Participants have deferred $1,158,000 and $266,000 into these plans in fiscal years 2021 and 2020, respectively. We recorded $187,000 and $171,000 of interest expense associated with these plans in fiscal years 2021 and 2020, respectively. Payments to participants were $480,000 and $440,000 in fiscal years 2021 and 2020, respectively, and the total liability recorded for deferred compensation was $4,354,000 and $4,017,000 as of July 31, 2021 and 2020, respectively.

The Oil-Dri Corporation of America Annual Incentive Plan provides certain executives with the opportunity to receive a deferred executive bonus award if certain financial goals are met. No executive bonus was awarded for fiscal year 2021 as financial targets under the provisions of the plan were not achieved. $1,352,000 was awarded to certain executives for fiscal year 2020. These awards will vest and accrue interest over a three-year period.

Our deferred compensation plans are unfunded. We fund these benefits when payments are made, and the timing and amount of the payments are determined according to the plans' provisions and, for certain plans, according to individual employee agreements.

Our SERP, which was terminated in fiscal year 2020, provided certain retired participants in the Pension Plan with the amount of benefits that would have been provided under the Pension Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”), and/or (2) the limitation on compensation for purposes of calculating benefits under the Pension Plan imposed by Section 401(a)(17) of the Code. The SERP liability was actuarially determined at the end of each fiscal year using assumptions similar to those used for the Pension Plan, see Note 8 of the Notes to the Consolidated Financial Statements. The SERP liability was $1,447,000 as of July 31, 2020, and we recorded expense related to the SERP of $34,000 in fiscal year 2020. On January 9, 2020, we amended the SERP to freeze participation and any excess benefit, supplemental benefit or additional benefit effective March 1, 2020. Consequently, the SERP was closed to new participants and current participants no longer earned additional benefits on or after March 1, 2020. The amendment of the SERP triggered a curtailment which required a remeasurement of the SERP's obligation. The remeasurement resulted in a decrease in the SERP liability and recognition of a curtailment gain of approximately $1,296,000 in fiscal year 2020, which was recorded in Selling, General & Administrative Expenses. Subsequent to the curtailment, the SERP was terminated effective June 30, 2020 and all participants were paid in the form of one lump sum in July 2021.

NOTE 10 - ACCRUED EXPENSES

Accrued expenses is as follows (in thousands):

	July 31, 2021	July 31, 2020
Salaries, Wages, Commissions and Employee Benefits	10,806	$14,798
Trade promotions and advertising	1,653	2,349
Freight	2,845	1,313
Real Estate Tax	1,002	1,658
Other	8,577	8,582
	$24,883	$28,700

The decrease in salaries, wages, commissions and employee benefits relates primarily to the payment of annual discretionary bonuses related to fiscal year 2020 during the first quarter of fiscal year 2021 and a lower discretionary bonus as of the end of fiscal year 2021. The accrual for trade promotions and advertising is lower at July 31, 2021 than at July 31, 2020 due to a shift in timing of advertising programs and expense. Freight rates increased during fiscal year 2021 resulting in a higher accrual at July 31, 2021 than at July 31, 2020. Accrued real estate tax at July 31, 2021 is lower than at July 31, 2020 due to timing of payments as well as an adjustment to account for lower real estate taxes for one of our facilities.

NOTE 11 – OTHER CONTINGENCIES

    We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business, including ongoing litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows. In June 2020, the Company received notice from a former service provider alleging a breach of contract regarding the payment of a contingency fee. Such party subsequently, in July 2020, filed a lawsuit seeking to require the Company to participate in binding mediation regarding this matter. Although we believe this claim to be without merit, as of July 31, 2021, we have determined a reasonable estimate of this liability within a range, with no amount within that range being a better estimate than any other amount, and have therefore recorded that estimate within Other accrued expenses. We believe that any loss related to this matter is unlikely to be material. However, the outcome of this legal matter is subject to significant uncertainties. The ability to predict the ultimate outcome of this legal matter involves judgments, estimates and inherent uncertainties. The actual outcome could differ materially from management’s estimates.

NOTE 12 – LEASES

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

    We have no material finance leases, and variable costs for operating leases are immaterial. Operating lease costs are included in Cost of Sales or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Twelve Months Ended July 31,	For the Twelve Months Ended July 31,
	2021	2020
Operating Lease Cost
Operating lease cost	$2,658	$2,219
Short-term operating lease cost	721	788

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Twelve Months Ended July 31,	For the Twelve Months Ended July 31,
	2021	2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,303	$1,878

Operating lease ROU assets and operating lease liabilities are separately presented on the Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	For the Twelve Months Ended July 31,	For the Twelve Months Ended July 31,
	2021	2020
Weighted-average remaining lease term - operating leases	9.1 years	9.4 years
Weighted-average discount rate - operating leases	3.88%	3.87%

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of July 31, 2021 (in thousands):

2022	$2,334
2023	1,329
2024	1,173
2025	1,090
2026	849
Thereafter	5,355
Total	12,130
Less: imputed interest	(2,072)
Net lease obligation	$10,058

NOTE 13 – SUBSEQUENT EVENTS

    Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

NOTE 14 – RELATED PARTIES

    One member of our Board of Directors retired from the role of President and Chief Executive Officer of a customer of ours on September 28, 2019 and is currently party to a post-employment consulting agreement with the customer. Total net sales to that customer, including sales to subsidiaries of that customer, were $327,000 and $388,000 for fiscal years 2021 and 2020, respectively. There was $4,000 of outstanding accounts receivable due from that customer, and its subsidiaries, as of July 31, 2021 and no outstanding accounts receivable as of July 31, 2020.

    One member of our Board of Directors is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $703,000 and $420,000 for fiscal years 2021 and 2020, respectively. There were no outstanding amounts due to that vendor as of July 31, 2021 or July 31, 2020.

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

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2021.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Our internal controls over financial reporting as of July 31, 2021 have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Oil-Dri Corporation of America

Opinions on the financial statements and internal control over financial reporting
We have audited the accompanying consolidated balance sheets of Oil-Dri Corporation of America (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of July 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Annual goodwill impairment analysis

As described further in Note 1 to the financial statements, the Company’s consolidated goodwill balance was $9,262,000 as of July 31, 2021 and the goodwill assigned to the Retail and Wholesale Products Group and Business to Business Products Group was $5,497,000 and $3,765,000, respectively. Goodwill is tested annually for impairment in the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We identified the Company’s annual goodwill impairment analysis of both of the Company’s reporting units as a critical audit matter.

The principal considerations for our determination that the annual goodwill impairment analysis is a critical audit matter are that the significant estimates and assumptions made by management involve subjectivity and judgment in determining the fair value of the reporting units using the discounted future cash flows valuation technique. The reporting unit discounted future cash flows include certain management assumptions that are complex and have a higher degree of estimation uncertainty and changes in these assumptions could have a significant impact on the results of the impairment analysis. These assumptions include forward-looking projections related to volume, revenue, and expenses as well as certain allocations between reporting units and determination of discount rates. Performing audit procedures to evaluate management’s assumptions required a high degree of auditor judgement and an increased extent of effort, including the need to involve valuation specialists.

Our audit procedures related to the annual goodwill impairment analysis included the following, among others:

•We tested the design and operating effectiveness of controls relating to management’s goodwill impairment test, including the controls over the determination of key inputs such as the forecasting of future cash flows and determination of the discount rate;
•We tested the reasonableness of management’s forecasts of future revenues and operating margin by comparing to third-party industry projections and historical operating results;
•We performed sensitivity analysis on the Company’s future revenue, operating margins, and expense allocations to evaluate the reasonableness of management’s forecasts;
•We utilized a valuation specialist to assist in recalculating the Company’s discounted future cash flows model and in evaluating the reasonableness of significant assumptions including the discount rate; and
•We evaluated the competency and objectivity of management’s specialists who assisted with preparing the discounted cash flow analysis.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2014.
Chicago, Illinois
October 13, 2021

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

    There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal year ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except as set forth below) is contained in Oil-Dri’s Proxy Statement for its 2021 annual meeting of stockholders under the captions “PROPOSALS - 1. Election of Directors,” “Executive Officers,” “CORPORATE GOVERNANCE MATTERS - Director Nominations,” “Board of Directors Committee Membership and Meetings,” (including the “Audit Committee” section thereunder), “Corporate Governance Matters” and “Delinquent Section 16(a) Reports” and is incorporated herein by this reference.

    The Company has adopted a Code of Ethics and Business Conduct (the “Code”) which applies to all of its directors, officers (including the Company’s Chief Executive Officer and senior financial officers) and employees. The Code imposes significant responsibilities on the Chief Executive Officer and the senior financial officers of the Company. The Code, the Company’s Corporate Governance Guidelines and the charter of its Audit Committee may be viewed on the Company’s website at www.oildri.com and are available in print to any person upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com. Any amendment to, or waiver of, a provision of the Code which applies to the Company’s Chief Executive Officer or senior financial officers and relates to the elements of a “code of ethics” as defined by the SEC will also be posted on the Company’s website. As allowed by the “controlled company” exemption to certain NYSE rules, the Company does not have a nominating/corporate governance committee (as defined by the NYSE rules) and its compensation committee does not have a charter.

ITEM 11 – EXECUTIVE COMPENSATION

    The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2021 annual meeting of stockholders under the captions “Executive Compensation,” “CORPORATE GOVERNANCE MATTERS – Director Compensation,” and “Board of Directors Committee Membership and Meetings,” (including the “Compensation Committee” thereunder) and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Except as set forth herein, the information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2021 annual meeting of stockholders under the captions “Principal Stockholders” and “Security Ownership of Management” and is incorporated herein by reference.

Equity Compensation Plan Information. The following table presents information about compensation plans under which our equity securities are authorized for issuance. There are no outstanding stock options as of July 31, 2021. See Note 7 of the Notes to the Consolidated Financial Statements for further information about these stock-based compensation plans.

Equity Compensation Plan Information As Of July 31, 2021
Plan Category	Number of securities to be issued upon exercise of outstanding options (in thousands) (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders	—	$—	341

    The number of securities remaining in column (c) above includes, in accordance with the terms of the plan, shares that were: 1) not vested or exercised in full due to expiration or termination, or 2) tendered or withheld for payment of the exercise price or to satisfy tax withholding amounts.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2021 annual meeting of stockholders under the captions “CORPORATE GOVERNANCE MATTERS – Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2021 annual meeting of stockholders under the caption “Other Matters Relating to the Independent Auditor - Auditor Fees” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements are contained herein.

Consolidated Balance Sheets as of July 31, 2021 and July 31, 2020.

Consolidated Statements of Operations for the fiscal years ended July 31, 2021 and July 31, 2020.

Consolidated Statements of Comprehensive Income for the fiscal years ended July 31, 2021 and July 31, 2020.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended July 31, 2021 and July 31, 2020.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2021 and July 31, 2020.

Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2021 and July 31, 2020.

All other schedules are omitted because they are inapplicable, not required under the instructions or the information is included in the consolidated financial statements or notes thereto.

(a)(3)	The following documents are exhibits to this Report:

Exhibit No.	Description	SEC Document Reference
3.1	Certificate of Incorporation of Oil-Dri, as amended.	Incorporated by reference to Exhibit 4.1 to Oil-Dri’s Registration Statement on Form S-8 (Registration No. 333-57625), filed on June 24, 1998.

3.2	By-Laws of Oil-Dri Corporation of America, as Amended and Restated on December 12, 2017.	Incorporated by reference to Exhibit 3 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q filed on March 9, 2018.

4.1	Description of Capital Stock	Filed herewith

10.1	Memorandum of Agreement #1450 “Fresh Step“® dated as of March 12, 2001 between A&M Products Manufacturing Company and Oil-Dri.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

Exhibit No.	Description	SEC Document Reference
10.2	First Amendment, dated as of December 13, 2002, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

10.3	Second Amendment, dated as of October 15, 2007, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

10.4	Third Amendment, dated as of May 27, 2016, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

10.5	Exclusive Supply Agreement dated May 19, 1999 between Church & Dwight Co., Inc. and Oil-Dri.	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

10.6	Credit Agreement, dated January 27, 2006 among the Company, certain subsidiaries of the Company and Harris N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.7	First Amendment, dated as of December 19, 2008 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.8	Second Amendment, dated as of December 21, 2011 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 28, 2011.

10.9	Third Amendment, dated as of June 21, 2012 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.10	Fourth Amendment, dated as of December 4, 2014 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2014.

10.11	Fifth Amendment, dated as of January 31, 2019 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on January 31, 2019.

10.12	Annex A to the Fifth Amendment to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on January 31, 2019.

10.13	$18,500,000 Note Agreement dated as of November 12, 2010 among Oil-Dri Corporation of America, The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 16, 2010.

Exhibit No.	Description	SEC Document Reference

10.14	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of May 15, 2020, among Oil-Dri Corporation of America, PGIM, Inc. and existing noteholders and purchasers named therein.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on May 21, 2020.

10.15	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.16	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.17	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.18	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.19	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.20	First Amendment, effective July 1, 2020, to the Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.24 to Oil Dri's (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

10.21	Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

10.22	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.23	Second Amendment, effective as of October 15, 2015, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as previously amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 28, 2015.

10.24	Third Amendment to Oil-Dri Corporation of America 2006 Long Term Incentive Plan*	Incorporated by reference to Appendix A of Oil-Dri's (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 30, 2019

Exhibit No.	Description	SEC Document Reference

10.25	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.26	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.27	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.28	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.29	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.30	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.31	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.32	Form of 2018 Restricted Stock Agreement for Class B Stock under the Oil-Dri Corporation of America 2006 Long Term Incentive Plan.*	Incorporated by reference to Exhibit 10.29 to Oil-Dri's (file No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2018.

10.33	Fourth Amendment, dated as of December 4, 2020, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.†	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

11.1	Statement re: Computation of Net Income Per Share.	Filed herewith.

14.1	Amended and Restated Code of Ethics	Available at Oil-Dri’s website at www.oildri.com or in print upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, IL 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.

21.1	Subsidiaries of Oil-Dri Corporation of America	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

Exhibit No.	Description	SEC Document Reference

31.1	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosure	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Furnished herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith.
†	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. A copy of the omitted portions will be furnished supplementally to the Securities and Exchange Commission upon request.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oil-Dri has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

By	/s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer, Director

Dated: October 13, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Daniel S. Jaffee	October 13, 2021
Daniel S. Jaffee
President and Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Susan M. Kreh	October 13, 2021
Susan M. Kreh
Chief Financial Officer
(Principal Financial Officer)

/s/ David M. Atkinson	October 13, 2021
David M. Atkinson
Vice President, Corporate Controller
(Controller)

/s/ Ellen-Blair Chube	October 13, 2021
Ellen-Blair Chube
Director

/s/ Paul M. Hindsley	October 13, 2021
Paul M. Hindsley
Director

/s/ Michael A. Nemeroff	October 13, 2021
Michael A. Nemeroff
Director

/s/ George C. Roeth	October 13, 2021
George C. Roeth
Director

/s/ Amy L. Ryan	October 13, 2021
Amy L. Ryan
Director

/s/ Allan H. Selig	October 13, 2021
Allan H. Selig
Director

/s/ Paul E. Suckow	October 13, 2021
Paul E. Suckow
Director

/s/ Lawrence E. Washow	October 13, 2021
Lawrence E. Washow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2021	2020
	(in thousands)
Allowance for doubtful accounts and cash discounts:
Balance, beginning of year	$1,078	$644
Addition	82	421
Net recovery	14	13
Balance, end of year	$1,174	$1,078

Valuation reserve for income taxes:
Balance, beginning of year	$1,029	$732
Change	333	297
Balance, end of year	$1,362	$1,029

EXHIBITS

Exhibit No.	Description

4.1	Description of Capital Stock

11.1	Statement Re: Computation of Net Income Per Share

21.1	Subsidiaries of Oil-Dri Corporation of America

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications by Daniel S. Jaffee, President and Chief Executive Officer and Susan M. Kreh, Chief Financial Officer, required by Rule 13a-14(a)

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Note:	Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.