Form 10-Q
period 2021-10-31
Oil-Dri Corp of America
filed 2021-12-07
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 31, 2021
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2021.
Common Stock – 5,369,099 Shares and Class B Stock – 2,045,415 Shares

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

TRADEMARK NOTICE

“Oil-Dri”, “Ultra-Clear” and “Agsorb” are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	October 31, 2021	July 31, 2021
Current Assets
Cash and cash equivalents	$13,055	$24,591
Accounts receivable, less allowance of $1,262 and $1,174 at October 31, 2021 and July 31, 2021, respectively	43,082	40,923
Inventories	28,692	23,598
Prepaid repairs expense	5,964	6,088
Prepaid expenses and other assets	6,711	6,742
Total Current Assets	97,504	101,942

Property, Plant and Equipment
Cost	280,725	274,825
Less accumulated depreciation and amortization	(181,968)	(178,885)
Total Property, Plant and Equipment, Net	98,757	95,940

Other Assets
Goodwill	9,262	9,262
Other intangibles, net of accumulated amortization of $421 and $385 at October 31, 2021 and July 31, 2021, respectively	1,768	1,743
Customer list, net of accumulated amortization of $7,392 and $7,321 at October 31, 2021 and July 31, 2021, respectively	393	464
Deferred income taxes	1,895	2,096
Operating lease right-of-use assets	8,110	8,619
Other	6,199	7,500
Total Other Assets	27,627	29,684

Total Assets	$223,888	$227,566

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	October 31, 2021	July 31, 2021
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	10,173	9,206
Dividends payable	1,864	1,865
Operating lease liabilities	1,723	2,036
Accrued expenses	23,746	24,883
Total Current Liabilities	38,506	38,990

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $116 and $122 at October 31, 2021 and July 31, 2021, respectively	7,884	7,878
Deferred compensation	4,612	4,370
Pension and postretirement benefits	4,592	4,922
Long-term operating lease liabilities	7,807	8,022
Other	4,186	4,152
Total Noncurrent Liabilities	29,081	29,344

Total Liabilities	67,587	68,334

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,635,968 shares at October 31, 2021 and 8,561,311 shares at July 31, 2021	863	856
Class B Stock, par value $.10 per share, issued 2,397,056 shares at October 31, 2021 and 2,397,056 shares at July 31, 2021	240	240
Additional paid-in capital	49,377	48,271
Retained earnings	179,164	180,443
Noncontrolling interest	(297)	(307)
Accumulated Other Comprehensive Loss:
Pension and postretirement benefits	(4,401)	(4,428)
Cumulative translation adjustment	277	311
Total Accumulated Other Comprehensive Loss	(4,124)	(4,117)
Less Treasury Stock, at cost (3,266,869 Common and 351,641 Class B shares at October 31, 2021 and 3,192,702 Common and 346,491 Class B shares at July 31, 2021)	(68,922)	(66,154)
Total Stockholders’ Equity	156,301	159,232

Total Liabilities & Stockholders’ Equity	$223,888	$227,566

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended October 31,
	2021	2020

Net Sales	$82,460	$76,097
Cost of Sales (1)	(68,642)	(57,317)
Gross Profit	13,818	18,780
Selling, General and Administrative Expenses (1)	(13,373)	(13,603)
Income from Operations	445	5,177

Other Income (Expense)
Interest expense	(177)	(192)
Interest income	9	25
Other, net	433	(255)
Total Other Income (Expense), Net	265	(422)

Income Before Income Taxes	710	4,755
Income Tax Expense	(115)	(806)
Net Income	595	3,949
Net Income (Loss) Attributable to Noncontrolling Interest	10	(35)
Net Income Attributable to Oil-Dri	585	3,984

Net Income Per Share
Basic Common	$0.08	$0.57
Basic Class B Common	$0.07	$0.43
Diluted Common	$0.08	$0.56
Diluted Class B Common	$0.06	$0.42
Average Shares Outstanding
Basic Common	5,113	5,149
Basic Class B Common	1,921	1,926
Diluted Common	5,237	5,276
Diluted Class B Common	1,967	1,978
Dividends Declared Per Share
Basic Common	$0.2700	$0.2600
Basic Class B Common	$0.2025	$0.1950

(1) See Note 1 of the Notes to the unaudited Condensed Consolidated Financial Statements for further information about amounts included in this line item

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended October 31,
	2021	2020

Net Income Attributable to Oil-Dri	$585	$3,984

Other Comprehensive (Loss) Income:
Pension and postretirement benefits (net of tax)	27	128
Cumulative translation adjustment	(34)	272
Other Comprehensive (Loss) Income	(7)	400
Total Comprehensive Income	$578	$4,384

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	For the Three Months Ended October 31
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders' Equity
Balance, July 31, 2020	10,886,405	(3,426,046)	$1,089	$44,993	$176,579	$(62,269)	$(12,254)	$(174)	$147,964
Net Income (Loss)	—	—	—	—	3,984	—	—	(35)	3,949
Other Comprehensive Income	—	—	—	—	—	—	400	—	400
Dividends Declared	—	—	—	—	(1,802)	—	—	—	(1,802)
Purchases of Treasury Stock	—	(26,993)	—	—	—	(978)	—	—	(978)
Net issuance of stock under long-term incentive plans	33,212	(200)	3	2	—	(6)	—	—	(1)
Amortization of Restricted Stock	—	—	—	784	—	—	—	—	784
Balance, October 31, 2020	10,919,617	(3,453,239)	$1,092	$45,779	$178,761	$(63,253)	$(11,854)	$(209)	$150,316

Balance, July 31, 2021	10,958,367	(3,539,193)	$1,096	$48,271	$180,443	$(66,154)	$(4,117)	$(307)	$159,232
Net Income	—	—	—	—	585	—	—	10	595
Other Comprehensive Loss	—	—	—	—	—	—	(7)	—	(7)
Dividends Declared	—	—	—	—	(1,864)	—	—	—	(1,864)
Purchases of Treasury Stock	—	(65,767)	—	—	—	(2,291)	—	—	(2,291)
Net issuance of stock under long-term incentive plans	74,657	(13,550)	7	470	—	(477)	—	—	—
Amortization of Restricted Stock	—	—	—	636	—	—	—	—	636
Balance, October 31, 2021	11,033,024	(3,618,510)	$1,103	$49,377	$179,164	$(68,922)	$(4,124)	$(297)	$156,301

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Three Months Ended October 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2021	2020
Net Income	$595	$3,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,456	3,504
Non-cash stock-based compensation	636	784
Deferred income taxes	200	714
Provision for bad debts and cash discounts	89	(60)
Loss (Gain) on the disposals of property, plant and equipment	34	(1)
(Increase) Decrease in assets:
Accounts receivable	(2,250)	(4,196)
Inventories	(5,084)	462
Prepaid expenses	153	458
Other assets	186	(985)
Increase (Decrease) in liabilities:
Accounts payable	1,251	(1,435)
Accrued expenses	689	(8,106)
Deferred compensation	242	170
Pension and postretirement benefits	(303)	172
Other liabilities	(490)	1,135
Total Adjustments	(1,191)	(7,384)
Net Cash Used in Operating Activities	(596)	(3,435)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,736)	(3,568)
Proceeds from sale of property, plant and equipment	—	3
Net Cash Used in Investing Activities	(6,736)	(3,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(1,865)	(1,803)
Purchases of treasury stock	(2,291)	(978)
Net Cash Used in Financing Activities	(4,156)	(2,781)
Effect of exchange rate changes on Cash and Cash Equivalents	(48)	182
Net Decrease in Cash and Cash Equivalents	(11,536)	(9,599)
Cash and Cash Equivalents, Beginning of Period	24,591	40,890
Cash and Cash Equivalents, End of Period	$13,055	$31,291

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Three Months Ended October 31,
	2021	2020
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$1,227	$858
Cash dividends declared and accrued, but not paid	$1,864	$1,807

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements and the related notes are condensed and should be read in conjunction with the Consolidated Financial Statements and related notes for the fiscal year ended July 31, 2021 included in our Annual Report on Form 10-K filed with the SEC.

The unaudited Condensed Consolidated Financial Statements include the accounts of Oil-Dri Corporation of America and its subsidiaries. All significant intercompany transactions are eliminated. Except as otherwise indicated herein or as the context otherwise requires, references to “Oil-Dri,” the “Company,” “we,” “us” or “our” refer to Oil-Dri Corporation of America and its subsidiaries.

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three months ended October 31, 2021 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2022.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These immaterial reclassifications had no effect on the previously reported net income.

Immaterial Correction of an Error in Previously Issued Financial Statements

Subsequent to the issuance of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, we identified an error in our historical financial statements related to the classification of certain costs as selling, general and administrative expenses relating to the production of our inventory that should be classified as cost of sales. These costs generally relate to our annual discretionary bonus and 401(k) employer match for our manufacturing employees, employee salaries for individuals in our support functions that spend a portion of their time related to our manufacturing operations such as IT, and other costs mostly related to consultants and outside services.

In accordance with FASB Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of the error from both a quantitative and qualitative perspective, and concluded that the error was immaterial to our prior period interim and annual financial statements. Since the error was not material to any prior period interim or annual financial statements, no amendments to previously filed interim or annual periodic reports are required. Consequently, we have adjusted for these errors by revising our historical condensed consolidated financial statements presented herein. The revision to our historical condensed consolidated financial statements did not result in any impact to our consolidated net income.

The effects of the corrections to each of the individual affected line items in our unaudited Condensed Consolidated Statements of Income were as follows (in thousands):

	For the Three Months Ended October 31, 2020
	As Previously Reported	Corrections	As Corrected
Cost of Sales	$(55,793)	$(1,524)	$(57,317)

Selling, General and Administrative Expenses	$(15,127)	$1,524	$(13,603)

The related impacts to Inventory in our unaudited Condensed Consolidated Balance Sheet were not considered material and hence, were not adjusted. The effects of the corrections to our Notes to the unaudited Condensed Consolidated Financial Statements for Operating Segments were as follows (in thousands):

	For the Three Months Ended October 31, 2020

	Income

	As Previously Reported	Corrections	As Corrected

Business to Business Products	$8,196	$(596)	$7,600

Retail and Wholesale Products	$4,478	$(928)	$3,550

Corporate Expenses	$(7,497)	$1,524	$(5,973)

Management Use of Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period, as well as the related disclosures. Estimates and assumptions about future events cannot be made with certainty, including the potential impacts and duration of the novel coronavirus pandemic (“the coronavirus” or “COVID-19”) and its aftermath. All of our estimates and assumptions are revised periodically. Actual results could differ from these estimates.

Summary of Significant Accounting Policies

Our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, have not materially changed. The following is a description of certain of our significant accounting policies.

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

We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $539,000 and $256,000 as of October 31, 2021 and July 31, 2021, respectively. This liability is reported in Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. Revenue recognized during the three months ended October 31, 2021 that was included in the liability for advance payments at the beginning of the period was $157,000.

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

Other Current and Noncurrent Liabilities. On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into U.S. law. The CARES Act provides for, among other things, deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As permitted by the CARES Act, we deferred approximately $2,300,000 in payroll taxes in calendar year 2020. The $2,300,000 will be paid equally in the fourth quarters of calendar years 2021 and 2022; $1,150,000 in 2021 and $1,150,000 in 2022. The current portion of the accrual for these payroll taxes is included in Other within Accrued Expenses and the noncurrent portion of the accrual is included in Other within Noncurrent Liabilities on the unaudited Condensed Consolidated Balance Sheet.

2. NEW ACCOUNTING PRONOUNCEMENTS AND REGULATIONS

Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued guidance under ASC 740, Income Taxes, which simplifies the accounting for income taxes. The guidance removes several specific exceptions to the general principles in ASC 740 and clarifies and makes amendments to improve consistent application of and simplify existing accounting for other areas in ASC 740. The adoption of this guidance on August 1, 2021 was not material to our unaudited Condensed Consolidated Financial Statements.
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

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	October 31, 2021	July 31, 2021
Finished goods	$16,700	$14,179
Packaging	6,216	5,084
Other	5,776	4,335
Total Inventories	$28,692	$23,598

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. The inventory obsolescence reserve values at October 31, 2021 and July 31, 2021 were $621,000 and $641,000, respectively. Inventories, in all categories, have increased due to a combination of rising costs and building inventory levels for anticipated demand.

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
Level 3: Unobservable inputs.

Cash equivalents are primarily money market mutual funds classified as Level 1. We had no cash equivalents as of October 31, 2021 and July 31, 2021.

Balances of accounts receivable and accounts payable approximated their fair values at October 31, 2021 and July 31, 2021 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $10,266,000 and $10,231,000 as of October 31, 2021 and July 31, 2021, respectively, and are classified as Level 2. The fair value was estimated using the exit price notion of fair value.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, other than goodwill, include trademarks, patents, customer lists and product registrations. Intangible amortization expense was $115,000 and $155,000 in the first three months of fiscal years 2022 and 2021, respectively. Estimated intangible amortization for the remainder of fiscal year 2022 is $370,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2023	$247
2024	$111
2025	$86
2026	$83
2027	$81

We have one acquired trademark recorded at a cost of $376,000 that was determined to have an indefinite life and is not amortized.

We performed our annual goodwill impairment analysis in the fourth quarter of fiscal year 2021 and no impairment was identified. There have been no triggering events that would indicate a new impairment analysis is needed. Although we have not identified any triggering events relating to goodwill or our intangibles, the ultimate effects of COVID-19 could change this assessment in the future.

6. ACCRUED EXPENSES

Accrued expenses is as follows (in thousands):

	October 31, 2021	July 31, 2021
Salaries, Wages, Commissions and Employee Benefits	$7,802	$10,806
Trade promotions and advertising	1,989	1,653
Freight	2,832	2,845
Real Estate Tax	1,386	1,002
Other	9,737	8,577
	$23,746	$24,883

The decrease in salaries, wages, commissions and employee benefits relates primarily to the payment of annual discretionary bonuses during the first quarter of fiscal year 2022. The accrual for other is higher at October 31, 2021 than July 31, 2021 due to an increase in professional fees, accrual for rising natural gas costs and timing of certain plant accruals.

7. OTHER CONTINGENCIES

We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business, including ongoing litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows. In June 2020, the Company received notice from a former service provider alleging a breach of contract regarding the payment of a contingency fee. Such party subsequently, in July 2020, filed a lawsuit seeking to require the Company to participate in binding mediation regarding this matter. Although we believe this claim to be without merit, as of July 31, 2020, we have determined a reasonable estimate of this liability within a range, with no amount within that range being a better estimate than any other amount, and have therefore recorded that estimate in Other within Accrued expenses. There have been no changes during fiscal 2021 or the three months ended October 31, 2021 that would have changed this estimate. We believe that any loss related to this matter is unlikely to be material. However, the outcome of this legal matter is subject to significant uncertainties. The ability to predict the ultimate outcome of this legal matter involves judgments, estimates and inherent uncertainties. The actual outcome could differ materially from management’s estimates.

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

We have no material finance leases, and variable costs for operating leases are immaterial for the first quarter of fiscal year 2022. Operating lease costs are included in Cost of Sales or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended October 31,

	2021	2020
Operating Lease Cost
Operating lease cost	$634	$695
Short-term operating lease cost	149	186

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended October 31,

	2021	2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$561	$602

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	October 31, 2021	July 31, 2021
Weighted-average remaining lease term - operating leases	9.2 years	9.1 years
Weighted-average discount rate - operating leases	3.88%	3.88%

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of October 31, (in thousands):

2022	$1,687
2023	1,335
2024	1,180
2025	1,097
2026	856
Thereafter	5,354
Total	11,509
Less: imputed interest	(1,979)
Net lease obligation	$9,530

9. PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension and Postretirement Health Benefits

The Oil-Dri Corporation of America Pension Plan (“Pension Plan”) is a defined benefit pension plan for eligible salaried and hourly employees. Pension benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service. On January 9, 2020, we amended the Pension Plan to freeze participation, all future benefit accruals and accrual of benefit service, including consideration of compensation increases, effective March 1, 2020. Consequently, the Pension Plan is closed to new participants and current participants no longer earn additional benefits on or after March 1, 2020. On May 4, 2021 we purchased a pension annuity which settled $8.5 million of projected benefit obligations and recognized a settlement loss of approximately $.6 million due to the annuity purchase.

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2021	2020
Interest cost	268	—
Expected return on plan assets	(647)	—
Amortization of:
Other actuarial loss	37	170
Net periodic benefit cost	$(342)	$170

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2021	2020
Service cost	$33	$35
Interest cost	16	13
Amortization of:
Prior service costs	(1)	(1)
Net periodic benefit cost	$48	$47

The non-service cost components of net periodic benefit cost are included in Other Income (Expense) in the line item Other, net on the unaudited Condensed Consolidated Statements of Income.

The Pension Plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We were not required to make, and did not voluntarily make, a contribution to the Pension Plan during the first three months of fiscal year 2022. We have no minimum funding requirements for the remainder of fiscal year 2022.
The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three Months Ended October 31,
	2021	2020	2021	2020
Discount rate for net periodic benefit cost	2.57%	2.14%	2.10%	1.63%
Rate of increase in compensation levels	—%	—%	—	—
Long-term expected rate of return on assets	6.50%	6.50%	—	—

The medical cost trend assumption for postretirement health benefits was 7.05%. The graded trend rate is expected to decrease to an ultimate rate of 4.50% in fiscal year 2038.

Supplemental Executive Retirement Plan

The Oil-Dri Corporation of America Supplemental Executive Retirement Plan (“SERP”) provided certain retired participants in the Pension Plan with the amount of benefits that would have been provided under the Pension Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”) and/or (2) the limitation on compensation for purposes of calculating benefits under the Pension Plan imposed by Section 401(a)(17) of the Code. The SERP liability was actuarially determined at the end of each fiscal year using assumptions similar to those used for the Pension Plan.

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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended October 31,
Product	2021	2020	2021	2020
Cat Litter	$4,636	$3,876	$43,895	$40,794
Industrial and Sports	—	—	9,120	7,262
Agricultural and Horticultural	6,208	6,987	—	—
Bleaching Clay and Fluids Purification	14,505	12,641	516	519
Animal Health and Nutrition	3,580	4,018	—	—
Net Sales	$28,929	$27,522	$53,531	$48,575

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

	Assets
	October 31, 2021	July 31, 2021
	(in thousands)
Business to Business Products Group	$69,057	$69,023
Retail and Wholesale Products Group	109,052	103,268
Unallocated Assets	45,779	55,275
Total Assets	$223,888	$227,566

Net sales and operating income for each segment are provided below. The corporate expenses line includes certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as research and development, information systems, finance, legal, human resources and customer service. Corporate expenses also include the estimated annual incentive plan bonus accrual. In addition, Income from our Business to Business and Retail and Wholesale Products as well as Corporate Expenses for the three months ended October 31, 2020 were adjusted for an immaterial correction of an error. See Note 1 of the Notes to the unaudited Condensed Consolidated Financial Statements.

	For the Three Months Ended October 31,
	Net Sales		Income
	2021	2020	2021	2020
	(in thousands)
Business to Business Products Group	$28,929	$27,522	$6,746	$7,600
Retail and Wholesale Products Group	53,531	48,575	74	3,550
Net Sales	$82,460	$76,097
Corporate Expenses			(6,375)	(5,973)
Income from Operations			445	5,177
Total Other Income (Expense), Net			265	(422)
Income before Income Taxes			710	4,755
Income Tax Expense			(115)	(806)
Net Income			595	3,949
Net Income (Loss) Attributable to Noncontrolling Interest			10	(35)
Net Income Attributable to Oil-Dri			$585	$3,984

11. STOCK-BASED COMPENSATION

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan, as amended (the “2006 Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,219,500. As of October 31, 2021, there were 305,855 shares available for future grants under this plan.

Restricted Stock

All of our non-vested restricted stock as of October 31, 2021 was issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 75,000 and 33,000 restricted shares of Common Stock granted during the first quarter of fiscal years 2022 and 2021, respectively. Stock-based compensation expense was $636,000 and $784,000 for the first quarter of fiscal years 2022 and 2021, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2021	370	$33.96
Granted	75	$34.79
Vested	(42)	$35.72
Forfeitures	(14)	$35.21
Non-vested restricted stock outstanding at October 31, 2021	389	$33.88

12. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of October 31, 2021 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2021	$(4,428)		$311	$(4,117)
Other comprehensive income before reclassifications, net of tax	—		(34)	(34)
Amounts reclassified from accumulated other comprehensive income, net of tax	27	(a)	—	27
Net current-period other comprehensive income, net of tax	27		(34)	(7)
Balance as of October 31, 2021	$(4,401)		$277	$(4,124)

(a) Amount is net of tax expense of $8,550. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements for further information.

13. RELATED PARTY TRANSACTIONS
One member of our Board of Directors (the “Board”) retired from the role of President and Chief Executive Officer of a customer of ours in September 2019 and is currently party to a post-employment agreement with the customer. Total net sales to that customer, including sales to subsidiaries of that customer, were $75,000 and $110,000 for the first three months of fiscal years 2022 and 2021, respectively. Outstanding accounts receivable from that customer, and its subsidiaries, were $39,000 as of October 31, 2021 and $4,000 as of July 31, 2021.

One member of our Board is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $215,000 and $92,000 for the first three months of fiscal years 2022 and 2021, respectively. There were no outstanding accounts payable to that vendor as of October 31, 2021 or July 31, 2021.

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

RESULTS OF OPERATIONS

OVERVIEW

In late 2019 and early 2020, COVID-19 was first reported and then declared a pandemic by the World Health Organization, and continues to have a worldwide impact. While we saw changes to consumer purchasing patterns for certain products in response to the pandemic and certain increases in our costs arising out of the pandemic, its continued spread and accompanying effects, there has not, to date, been a significant impact to our business as a whole. All of our facilities, with the exception of our subsidiary in China (which experienced certain disruptions in the first half of our fiscal year 2020 but subsequently resumed operations), have continued to operate as essential businesses during the course of the pandemic as permitted under exceptions in the applicable shelter-in-place mandates due to our inclusion in the Critical Manufacturing Sector as defined by the U.S. Department of Homeland Security and other functions defined as essential by government authorities. Our top priority has been, and continues to be, the safety and health of our employees, contractors, and customers. We have adhered, and continue to adhere, to guidance from the U.S. Centers for Disease Control and Prevention (“CDC”) and local health and governmental authorities with respect to social distancing, physical separation, and cleaning and sanitation programs at each of our facilities. As a result, we have not experienced any shut downs due to workforce absences or illnesses.
As further discussed below, our consolidated net sales increased during the first three months of fiscal year 2022 compared to the first three months of fiscal year 2021. Net sales of our industrial and sports products as well as certain of our fluids purification products have returned to pre-pandemic levels as many businesses and sports have re-opened and air travel has started to increase. Despite the overall increase in net sales, we have not experienced any significant issues collecting amounts due from customers to date. However, parts of our business continue to be negatively impacted by the COVID-19 outbreak. Net sales for our industrial granules in the United Kingdom continue to be lower due to restrictions imposed by the United Kingdom government on business operations in response to later waves of outbreaks of COVID-19. In addition, net sales of our animal health and nutrition products are lower partially due to a resurgence of COVID-19 in certain geographic areas.
As discussed below in "Consolidated Results," gross profit has declined in the first three months of fiscal year 2022 compared to the same period in fiscal year 2021 related to rising costs and supply chain disruptions. We have faced longer lead times for some of our materials purchases but have been able to avoid significant out of stock issues. Where possible, we have found other suppliers to meet the increase in customer demand for our products. We are closely monitoring the continuation, resurgence in certain areas, and effects of the outbreak of COVID-19 on all aspects of our business, including how it has and may impact our suppliers and customers as well as the effects of the pandemic on economic conditions and the financial markets. In general, we have seen an increase in costs particularly as it relates to commodities as the economy continues to react to, and recover from, the pandemic and demand surpasses supply. However, we have not experienced any significant interruptions, and we will continue to closely monitor our inventory levels to mitigate the risk of any potential supply interruptions or changes in customer demand. It is possible that significant disruptions could occur if the pandemic and other factors such as labor shortages and other strains on the supply chain continue to put pressure on transportation and shipping as a result of an imbalance of supply and demand or if there are continued increases in costs that we are unable to recover. The impacts of COVID-19 and related economic conditions on our future results are uncertain at this time. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve (and in many cases, rapidly) in ways that are difficult or impossible to anticipate. In addition, although COVID-19 did not materially impact our financial results to date and because it remains uncertain whether and how consumers will modify their purchasing habits in response to COVID-19 or during the period of "re-opening" as the pandemic abates in certain areas and continued or reduced government restrictions, these results may not be indicative of the impact that COVID-19 may have on our results for the remainder of fiscal year 2022.
The impacts of COVID-19 to our specific operating segments are discussed below.

THREE MONTHS ENDED OCTOBER 31, 2021 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2020

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended October 31, 2021 were $82,460,000, an 8% increase compared to net sales of $76,097,000 for the three months ended October 31, 2020. Net sales increased for both our Retail and Wholesale Products Group and Business to Business Products Group. In addition, we experienced a surge in demand for our products during the first three months of fiscal year 2022, which has led to an increase in our backlog of orders. While the vast majority of this backlog is due to late customer pick-ups due to transportation issues as well as longer lead times for materials needed to fulfill the surge in orders, a portion of it relates to our own capacity constraints. We have expanded our production shifts and increased production equipment to resolve these constraints in the coming months. Segment results are discussed further below.
Consolidated gross profit for the first three months of fiscal year 2022 was $13,818,000, or 17% of net sales, compared to $18,780,000, or 25% of net sales, for the first three months of fiscal year 2021. Higher freight, packaging, natural gas, and non-fuel costs per manufactured ton drove the decrease in gross profit. Freight costs per manufactured ton, excluding the freight we no longer charge to a significant customer who now picks up its own purchases, increased approximately 37% in the first three months of fiscal year 2022 compared to the same period of fiscal year 2021. The increase relates to higher transportation rates due to a national driver shortage and tight trucking capacity in part caused by the continued return of non-essential businesses. Our overall freight costs also vary between periods depending on the mix of products sold and the geographic distribution of our customers. Packaging costs per manufactured ton for the first three months of fiscal year 2022 were approximately 44% higher compared to the first three months of fiscal year 2021 due to higher commodity costs, particularly as it relates to resin. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices. The cost of natural gas per manufactured ton used to operate kilns that dry our clay was 97% higher in the first three months of fiscal year 2022 compared to the first three months of fiscal year 2021 due to higher natural gas prices which are being driven by demand surpassing available supply. Non-fuel costs per manufactured ton also increased during the first three months of fiscal year 2022 compared to fiscal year 2021 by 15%. The increase in non-fuel manufacturing costs relate to higher repairs, labor costs, and costs of purchased materials such as our additives and other ingredients. While we have experienced an increase in costs due to the reasons mentioned above, we anticipate being able to recover some of these rising costs through price increases to our customers.

Total selling, general and administrative (“SG&A”) expenses of $13,373,000 for the first three months of fiscal year 2022 were lower by $230,000 or 2% compared to $13,603,000 for the first three months of fiscal year 2021. SG&A expenses for the operating segments were lower for the first three months of fiscal year 2022 compared to the same period in the prior fiscal year partially offset by higher unallocated corporate expenses. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments. The remaining unallocated corporate expenses include a variety of other costs, including slightly higher professional fees.

Other income of $265,000 for the first three months of fiscal year 2022 included less periodic benefit costs related to our pension plan and less unfavorable exchange rate losses compared to the same period in fiscal year 2021.

Consolidated net income before taxes for the first three months of fiscal year 2022 was $710,000, a 85% decrease from net income before taxes of $4,755,000 for the first three months of fiscal year 2021. Results for the first three months of fiscal year 2022 were driven by the factors discussed above.

Tax expense for the first three months of fiscal year 2022 was $115,000 (an effective tax rate of 16%) compared to $806,000 (an effective tax rate of 17%) for the first three months of fiscal year 2021. An estimated annual effective tax rate was used in both periods to determine the provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first three months of fiscal year 2022 increased compared to the first three months of fiscal year 2021. Net sales were $28,929,000, an increase of $1,407,000, or 5%, from net sales of $27,522,000 for the first three months of fiscal year 2021. Net sales of our fluids purification products increased approximately $1,864,000 or 15% compared to the first three months of the prior fiscal year. We experienced sales improvement primarily to Latin America, North America and Asia. The increases in net sales to these countries were partially offset by lower net sales to Europe. The increase in net sales occurred for a variety of reasons, including customer wins, increased sales to existing customers, increase in air travel, price increases that were instituted to offset rising costs and in some cases, timing of net sales. Net sales of our Ultra-Clear products rebounded to pre-pandemic levels as global air travel increased over the same period last year. Net sales of bleaching clay to Europe decreased primarily as a function of timing and ocean freight shipping delays. Similar to our Retail and Wholesale Products Group cat litter business, our co-packaged coarse cat litter business experienced a significant increase of 20% in net sales during the first three months of fiscal year 2022 compared to fiscal year 2021 primarily due to price increases and to some extent, an increase in volume. The increase in net sales of our fluids purification and cat litter products were partly offset by a decrease in net sales of our agricultural and horticultural products and animal health products. Net sales of our agricultural and horticultural chemical carrier products decreased approximately $779,000 or 11% for the first three months of fiscal year 2022 compared to the same period in fiscal year 2021. The decrease in net sales relates primarily to timing. Several of our customers that use our products in their end products experienced supply chain issues, which resulted in cancelled or delayed orders. In addition, one of our largest customers shifted its purchases in the prior fiscal year 2020 to the first three months of fiscal year 2021. Such a shift did not occur in the first three months of fiscal year 2022. Net sales of our animal health and nutrition products decreased $438,000 or 11% during the first three months of fiscal year 2022 compared to the first three months of the prior year. The decrease relates to timing of net sales, as ocean freight delays are negatively impacting our business. COVID-19 also continues to challenge sales of our products as new waves of the coronavirus occur. Additionally, the African Swine Fever is still affecting the swine market and ultimately, the net sales of our feed additives. The swine population has been reduced, and demand and consumption are down, thereby causing a decrease in our net sales. See “Foreign Operations” below for a discussion of net sales for our foreign operations that sell our animal health and nutrition products.

SG&A expenses for the Business to Business Products Group increased approximately 20% or $512,000 for the first three months of fiscal year 2022 compared to the same period of the prior fiscal year. The increase in SG&A expenses relates primarily to personnel costs as we focus on investing in our animal health business through hiring sales personnel and leadership.

The Business to Business Products Group’s operating income for the first three months of fiscal year 2022 was $6,746,000, a decrease of $854,000 or 11%, from operating income of $7,600,000 for the first three months of fiscal year 2021. The decrease in operating income was driven by higher freight, packaging, materials, natural gas and non-fuel costs per manufactured ton as discussed in “Consolidated Results” above as well as higher SG&A expenses. To some extent, product mix for our subsidiary in China also resulted in lower operating income during the first three months of fiscal year 2022.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first three months of fiscal year 2022 were $53,531,000, an increase of $4,956,000, or 10%, from net sales of $48,575,000 for the first three months of fiscal year 2021 driven by sales of both our cat litter and industrial and sports products. Total cat litter net sales were approximately $3,101,000 or 8% higher compared to the first three months of the prior fiscal year primarily due to increased sales volume and somewhat due to price increases in an effort to keep pace with rising costs. Net sales of branded scoopable litter, private label lightweight and heavyweight litter and accessories (liners) increased in the first three months of fiscal year 2022 as we gained business from new customers and sold new items to existing customers. E-commerce sales continue to be very strong and the impact of COVID-19 on increased pet adoption continues to boost sales as well as the overall macro trend of increased spending on pets. In addition, cat litter net sales increased despite revising our shipping terms with one of our significant customers in the fourth quarter of fiscal year 2021 to provide that freight charges are the responsibility of such customer and no longer included in the prices charged. Also included in the Retail and Wholesale Products Group's results were increased sales of our industrial and sports products compared to the first three months of fiscal year 2021. Net sales of our industrial and sports products increased approximately $1,858,000 or 26% compared to the first three months of fiscal year 2021, due to both an increase in volume due to the re-opening of businesses and sports fields as well as an increase in selling price per ton as we continue to try to keep pace with rising costs. Cat litter sales by our subsidiary in Canada further contributed to the net sales increase, as discussed in “Foreign Operations” below.

SG&A expenses for the Retail and Wholesale Products Group were lower by approximately $1,033,000 or 20% during the first three months of fiscal year 2022 compared to the first three months of fiscal year 2021 primarily due to lower advertising costs. We anticipate total advertising expense in fiscal year 2022 will be essentially flat compared to fiscal year 2021.

The Retail and Wholesale Products Group's operating income for the first three months of fiscal year 2022 was $74,000, a decrease of $3,476,000, or 97.9%, from operating income of $3,550,000 for the first three months of fiscal year 2021. The decrease in operating income was driven by higher freight, packaging, materials, natural gas and non-fuel costs as discussed in “Consolidated Results” above which outpaced the increase in net sales.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China, Mexico and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first three months of fiscal year 2022 were $4,342,000, an increase of $206,000, or 5%, compared to net sales of $4,136,000 during the first three months of fiscal year 2021. The net sales of our subsidiary in Canada increased by approximately $660,000 or 31% in the first three months of fiscal year 2022 compared to the same period of fiscal year 2021. Cat litter sales for our subsidiary in Canada increased by approximately $730,000 or 48% in the first three months of fiscal year 2022 compared to the same period of fiscal year 2021 driven primarily by price increases instituted in an effort to keep pace with rising costs as well as an increase in volume by introducing new products and increased sales to existing customers. Net sales of our industrial absorbent granules declined by approximately 11% or $69,000 in the first three months of fiscal year 2022 compared to the same period in the prior fiscal year. Customers of our granule products struggled to source co-loaded items which, in turn, have caused a reduction in demand for our granule products. The increase in net sales for our subsidiary in Canada was partially offset by decreases in net sales by our subsidiaries in China, Mexico and Indonesia. Net sales of our subsidiary in China decreased in the first three months of fiscal year 2022 for a a variety of reasons, including African Swine Fever, the resurgence of COVID-19, timing as some customers made purchases in the prior fiscal year ahead of effective price increases and ocean freight delays. Net sales of our subsidiary in Mexico declined slightly as the first three months of fiscal year 2021 included net sales of products that are no longer a part of our business strategy. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales during the first quarter of each of fiscal year 2022 and 2021.

Our foreign subsidiaries reported a net loss of $334,000 for the first three months of fiscal year 2022, compared to a net loss of $212,000 for the first three months of fiscal year 2021. The net loss was primarily driven by higher SG&A expenses as well as unfavorable product mix by our subsidiary in China. Rising shipping costs and the effect of COVID-19 lockdowns and restrictions have also negatively impacted our foreign operations.

Identifiable assets of our foreign subsidiaries as of October 31, 2021 were $12,231,000, compared to $11,991,000 as of October 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; making pension contributions; and, from time to time, business acquisitions. During the first three months of fiscal year 2022, we principally funded these requirements using cash from current operations as well as cash generated in the fourth quarter of fiscal year 2020 from borrowings and a one-time receipt of cash related to licensing of certain of our patents.

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
The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended October 31,
	2021	2020
Net cash used in operating activities	$(596)	$(3,435)
Net cash used in investing activities	(6,736)	(3,565)
Net cash used in financing activities	(4,156)	(2,781)
Effect of exchange rate changes on cash and cash equivalents	(48)	182
Net decrease in cash and cash equivalents	$(11,536)	$(9,599)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first three months of fiscal years 2022 and 2021 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $2,161,000 in the first three months of fiscal year 2022 compared to an increase of $4,256,000 in the first three months of fiscal year 2021. The change in accounts receivable was higher in fiscal year 2021 than fiscal year 2022 because net sales increased significantly between the fourth quarter of fiscal year 2020 and the first quarter of fiscal year 2021, thereby driving the accounts receivable balance up. The difference in net sales between the fourth quarter of fiscal year 2021 and the first quarter of fiscal year 2022 was not as significant. In addition, the variation in accounts receivable balances reflect differences in the level and timing of collections as well as the payment terms provided to various customers.

Inventory increased $5,084,000 in the first three months of fiscal year 2022 compared to a decrease of $462,000 in the first three months of fiscal year 2021. Inventory increased in the first three months of fiscal year 2022 due to a combination of rising costs and building inventory levels for anticipated demand. Inventory decreased in the first three months of fiscal year 2021 due to decreases in other inventory and finished goods. Other inventory includes a variety of items including clay, additives, fragrances and other supplies. Other inventory decreased due to increased demand during the first three months of fiscal year 2021. Finished goods decreased during the first three months of fiscal year 2021 due to higher sales.

Other assets decreased $186,000 in the first three months of fiscal year 2022 compared to an increase of $985,000 in the first three months of fiscal year 2021. The decrease in other assets in the first three months of fiscal year 2022 relates to capitalized pre-production costs being transferred to property, plant and equipment as the mines are now in production. The increase in other assets in the first three months of fiscal year 2021 relates to an increase in capitalized pre-production mining costs.

Accounts payable increased $1,251,000 in the first three months of fiscal year 2022 compared to a decrease of $1,435,000 in the first three months of fiscal year 2021. Trade and freight payables vary in both periods due to the timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses increased $689,000 in the first three months of fiscal year 2022 compared to a decrease of $8,106,000 in the first three months of fiscal year 2021. The payout of the prior fiscal year's discretionary incentive bonus reduced accrued salaries in both fiscal years, but to a greater extent in fiscal year 2021 as the accrual was higher in the prior fiscal year. The decrease in accrued bonus in the first three months of fiscal year 2022 was offset by an increase in accrued advertising, real estate taxes, professional fees and accrued utilities. These accruals can vary based on timing. In addition, accrued plant expenses can also fluctuate due to timing of payments, changes in the cost of goods and services we purchase, production volume levels and vendor payment terms. Accrued expenses also decreased in the first three months of fiscal year 2021 due to a decrease in accrued advertising partially offset by an increase in accrued freight.

Other liabilities decreased $490,000 in the first three months of fiscal year 2022 compared to an increase of $1,135,000 in the first three months of fiscal year 2021. The decrease in fiscal year 2022 relates primarily to a reduction in our operating lease liability. The increase in other liabilities in fiscal year 2021 relates to the deferral of employer taxes under the CARES Act as further described in Note 1 of the Notes to unaudited Condensed Financial Statements.

Net cash used in investing activities

Cash used in investing activities of $6,736,000 in the first three months of fiscal year 2022 were higher compared to cash used in investing activities of $3,565,000 in the first three months of fiscal year 2021 driven by capital expenditures. During the first three months of fiscal year 2022 we expanded our plant equipment and improved our facilities to support increased demand for our products as well as made improvements to our IT network.

Net cash used in financing activities

Cash used in financing activities of $4,156,000 in the first three months of fiscal year 2022 was higher than cash used in financing activities of $2,781,000 in the first three months of fiscal year 2021. The first three months of fiscal year 2022 included more repurchases of stock than in the first three months of fiscal year 2021.

Other

Total cash and investment balances held by our foreign subsidiaries of $2,419,000 as of October 31, 2021 were lower than the October 31, 2020 balances of $3,054,000. See further discussion in “Foreign Operations” above.

On January 31, 2019, we signed a fifth amendment to our credit agreement with BMO Harris Bank N.A. (“BMO Harris”), which expires on January 31, 2024. The agreement provides for a $45,000,000 unsecured revolving credit agreement and a maximum of $10,000,000 for letters of credit. The agreement terms also state that we may select a variable interest rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of October 31, 2021, the variable rates would have been 3.50% for the BMO Harris prime-based rate or 1.38% for the three-month LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of October 31, 2021 and 2020, we were in compliance with the covenants. There were no borrowings during the first three months of either fiscal year 2021 or 2022.

On May 15, 2020, we entered into a new debt instrument pursuant to which, among other things, we issued $10,000,000 in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 and entered into an amended note agreement that provides the Company with the ability to request, from time to time until May 15, 2023 (or such earlier date as provided for in the agreement), additional senior unsecured notes of the Company in an aggregate principal amount of up to $75,000,000 minus the aggregate principal amount of the notes then outstanding and the additional notes that have been accepted for purchase. The issuance of such additional notes is at the discretion of the noteholders and purchasers and on an uncommitted basis. As of October 31, 2021 outstanding notes payable were $8,884,000, net of $116,000 of unamortized debt issuance costs.

As of October 31, 2021, we had remaining authority to repurchase 750,345 shares of Common Stock under a repurchase plan approved by our Board of Directors (the “Board”). Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management pursuant to the repurchase plan approved by our Board.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, deferred compensation payouts, dividend payments and debt service obligations for at least the next 12 months. We expect capital expenditures in fiscal year 2022 to be greater than in fiscal year 2021. We do not believe that these increased capital expenditures will dramatically impact our cash position; however our cash requirements are subject to change as business conditions warrant and opportunities arise. Our anticipated advertising expense for fiscal year 2022 is expected to be essentially flat compared to fiscal year 2021. Adjustments to advertising spending for the remainder of the fiscal year may occur due to any upcoming volatility in the economic environment.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company's operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended July 31, 2021. There have been no material changes to our risk factors since the Company's Annual Report on Form 10-K for the year ended July 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2021, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarize our Common Stock and Class B stock purchases during this period. There are no shares of our Class A Common Stock currently outstanding.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
For the Three Months Ended October 31, 2021	Total Number of Shares Purchased[3]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[4]
Common Stock
August 1, 2021 to August 31, 2021	11,509	$34.85	11,509	799,453
September 1, 2021 to September 30, 2021	25,033	$34.88	25,033	774,420
October 1, 2021 to October 31, 2021	24,075	$34.88	19,457	750,345
Class B Stock
August 1, 2021 to August 31, 2021	—	$—	—	278,250
September 1, 2021 to September 30, 2021	—	$—	—	278,250
October 1, 2021 to October 31, 2021	5,150	$34.96	—	273,100

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 filed with the SEC.

2 The figures in the table reflect transactions according to the settlement dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to the settlement dates.

3 Includes 4,618 Common Stock shares and 5,150 Class B shares surrendered by employees to pay taxes related to restricted stock awards.

4 Our Board of Directors authorized the repurchase of 250,000 shares of Common Stock on June 14, 2012 and an additional 750,000 shares of Common Stock on March 11, 2019. These authorizations do not have a stated expiration date. Our Board of Directors authorized the repurchase of 300,000 shares of Class B stock on March 21, 2018. The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under these authorizations. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management.

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

Dated:  December 7, 2021