Form 10-Q
period 2022-01-31
Oil-Dri Corp of America
filed 2022-03-11
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 31, 2022
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2022.
Common Stock – 5,287,013 Shares and Class B Stock – 2,045,415 Shares

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those statements elsewhere in this report and other documents that we file with the Securities and Exchange Commission (“SEC”), contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” “potential,” “strive,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

TRADEMARK NOTICE

“Oil-Dri” and “Ultra-Clear” are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	January 31, 2022	July 31, 2021
Current Assets
Cash and cash equivalents	$29,009	$24,591
Accounts receivable, less allowance of $1,093 and $1,174 at January 31, 2022 and July 31, 2021, respectively	45,970	40,923
Inventories	29,797	23,598
Prepaid repairs	6,454	6,088
Prepaid expenses and other assets	5,524	6,742
Total Current Assets	116,754	101,942

Property, Plant and Equipment
Cost	272,980	274,825
Less accumulated depreciation and amortization	(173,119)	(178,885)
Total Property, Plant and Equipment, Net	99,861	95,940

Other Assets
Goodwill	9,262	9,262
Other intangibles, net of accumulated amortization of $471 and $385 at January 31, 2022 and July 31, 2021, respectively	1,792	1,743
Customer list, net of accumulated amortization of $7,464 and $7,321 at January 31, 2022 and July 31, 2021, respectively	321	464
Deferred income taxes	2,066	2,096
Operating lease right-of-use assets	10,570	8,619
Other	6,588	7,500
Total Other Assets	30,599	29,684

Total Assets	$247,214	$227,566

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	January 31, 2022	July 31, 2021
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	10,145	9,206
Dividends payable	1,845	1,865
Operating lease liabilities	2,080	2,036
Accrued expenses	23,802	24,883
Total Current Liabilities	38,872	38,990

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $222 and $122 at January 31, 2022 and July 31, 2021, respectively	32,778	7,878
Deferred compensation	5,060	4,370
Pension and postretirement benefits	4,253	4,922
Long-term operating lease liabilities	9,892	8,022
Other	3,068	4,152
Total Noncurrent Liabilities	55,051	29,344

Total Liabilities	93,923	68,334

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,667,968 shares at January 31, 2022 and 8,561,311 shares at July 31, 2021	867	856
Class B Stock, par value $.10 per share, issued 2,397,056 shares at January 31, 2022 and 2,397,056 shares at July 31, 2021	240	240
Additional paid-in capital	50,220	48,271
Retained earnings	179,322	180,443
Noncontrolling interest	(338)	(307)
Accumulated Other Comprehensive Loss:
Pension and postretirement benefits	(4,375)	(4,428)
Cumulative translation adjustment	217	311
Total Accumulated Other Comprehensive Loss	(4,158)	(4,117)
Less Treasury Stock, at cost (3,380,955 Common and 351,641 Class B shares at January 31, 2022 and 3,192,702 Common and 346,491 Class B shares at July 31, 2021)	(72,862)	(66,154)
Total Stockholders’ Equity	153,291	159,232

Total Liabilities & Stockholders’ Equity	$247,214	$227,566

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income
(in thousands, except for per share amounts)

	(unaudited)
	For the Six Months Ended January 31,
	2022	2021

Net Sales	$169,670	$150,597
Cost of Sales (1)	(140,266)	(115,128)
Gross Profit	29,404	35,469
Selling, General and Administrative Expenses (1)	(27,041)	(26,048)
Income from Operations	2,363	9,421

Other Income (Expense)
Interest expense	(490)	(356)
Interest income	17	40
Other, net	1,190	807
Total Other Income, Net	717	491

Income Before Income Taxes	3,080	9,912
Income Tax Expense	(524)	(1,675)
Net Income	2,556	8,237
Net Loss Attributable to Noncontrolling Interest	(31)	(46)
Net Income Attributable to Oil-Dri	$2,587	$8,283

Net Income Per Share
Basic Common	$0.38	$1.20
Basic Class B Common	$0.28	$0.89
Diluted Common	$0.37	$1.17
Diluted Class B Common	$0.28	$0.88
Average Shares Outstanding
Basic Common	5,095	5,149
Basic Class B Common	1,930	1,930
Diluted Common	5,211	5,265
Diluted Class B Common	1,966	1,972
Dividends Declared Per Share
Basic Common	$0.5400	$0.5200
Basic Class B Common	$0.4050	$0.3900

(1) See Note 1 of the Notes to the unaudited Condensed Consolidated Financial Statements for further information about amounts included in this line item.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Six Months Ended January 31,
	2022	2021

Net Income Attributable to Oil-Dri	$2,587	$8,283

Other Comprehensive (Loss) Income:
Pension and postretirement benefits (net of tax)	53	329
Cumulative translation adjustment	(94)	408
Other Comprehensive (Loss) Income	(41)	737
Total Comprehensive Income	$2,546	$9,020

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Income
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended January 31,
	2022	2021

Net Sales	$87,210	$74,500
Cost of Sales (1)	(71,624)	(57,811)
Gross Profit	15,586	16,689
Selling, General and Administrative Expenses (1)	(13,668)	(12,445)
Income from Operations	1,918	4,244

Other Income (Expense)
Interest expense	(313)	(164)
Interest income	8	15
Other, net	757	1,062
Total Other Income, Net	452	913

Income Before Income Taxes	2,370	5,157
Income Tax Expense	(409)	(869)
Net Income	1,961	4,288
Net Loss Attributable to Noncontrolling Interest	(41)	(11)
Net Income Attributable to Oil-Dri	$2,002	$4,299

Net Income Per Share
Basic Common	$0.29	$0.62
Basic Class B Common	$0.22	$0.47
Diluted Common	$0.28	$0.61
Diluted Class B Common	$0.22	$0.46
Average Shares Outstanding
Basic Common	5,077	5,150
Basic Class B Common	1,939	1,934
Diluted Common	5,186	5,253
Diluted Class B Common	1,965	1,967
Dividends Declared Per Share
Basic Common	$0.2700	$0.2600
Basic Class B Common	$0.2025	$0.1950
(1) See Note 1 of the Notes to the unaudited Condensed Consolidated Financial Statements for further information about amounts included in this line item.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended January 31,
	2022	2021

Net Income Attributable to Oil-Dri	$2,002	$4,299

Other Comprehensive (Loss) Income:
Pension and postretirement benefits (net of tax)	26	201
Cumulative translation adjustment	(60)	136
Other Comprehensive (Loss) Income	(34)	337
Total Comprehensive Income	$1,968	$4,636
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	For the Three Months Ended January 31
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, October 31, 2020	10,919,617	(3,453,239)	$1,092	$45,779	$178,761	$(63,253)	$(11,854)	$(209)	$150,316
Net Income (Loss)	—	—	—	—	4,299	—	—	(11)	4,288
Other Comprehensive Income	—	—	—	—	—	—	337	—	337
Dividends Declared	—	—	—	—	(1,795)	—	—	—	(1,795)
Purchases of Treasury Stock	—	(33,594)	—	—	—	(1,211)	—	—	(1,211)
Net issuance of stock under long-term incentive plans	18,000	(20,950)	2	605	—	(607)	—	—	—
Amortization of Restricted Stock	—	—	—	506	—	—	—	—	506
Balance, January 31, 2021	10,937,617	(3,507,783)	$1,094	$46,890	$181,265	$(65,071)	$(11,517)	$(220)	$152,441

Balance, October 31, 2021	11,033,024	(3,618,510)	$1,103	$49,377	$179,164	$(68,922)	$(4,124)	$(297)	$156,301
Net Income (Loss)	—	—	—	—	2,002	—	—	(41)	1,961
Other Comprehensive Loss	—	—	—	—	—	—	(34)	—	(34)
Dividends Declared	—	—	—	—	(1,844)	—	—	—	(1,844)
Purchases of Treasury Stock	—	(113,236)	—	—	—	(3,910)	—	—	(3,910)
Net issuance of stock under long-term incentive plans	32,000	(850)	4	26	—	(30)	—	—	—
Amortization of Restricted Stock	—	—	—	817	—	—	—	—	817
Balance, January 31, 2022	11,065,024	(3,732,596)	$1,107	$50,220	$179,322	$(72,862)	$(4,158)	$(338)	$153,291

	For the Six Months Ended January 31
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders' Equity
Balance, July 31, 2020	10,886,405	(3,426,046)	$1,089	$44,993	$176,579	$(62,269)	$(12,254)	$(174)	$147,964
Net Income (Loss)	—	—	—	—	8,283	—	—	(46)	8,237
Other Comprehensive Income	—	—	—	—	—	—	737	—	737
Dividends Declared	—	—	—	—	(3,597)	—	—	—	(3,597)
Purchases of Treasury Stock	—	(60,587)	—	—	—	(2,189)	—	—	(2,189)
Net issuance of stock under long-term incentive plans	51,212	(21,150)	5	607	—	(613)	—	—	(1)
Amortization of Restricted Stock	—	—	—	1,290	—	—	—	—	1,290
Balance, January 31, 2021	10,937,617	(3,507,783)	$1,094	$46,890	$181,265	$(65,071)	$(11,517)	$(220)	$152,441

Balance, July 31, 2021	10,958,367	(3,539,193)	$1,096	$48,271	$180,443	$(66,154)	$(4,117)	$(307)	$159,232
Net Income (Loss)	—	—	—	—	2,587	—	—	(31)	2,556
Other Comprehensive Loss	—	—	—	—	—	—	(41)	—	(41)
Dividends Declared	—	—	—	—	(3,708)	—	—	—	(3,708)
Purchases of Treasury Stock	—	(179,003)	—	—	—	(6,201)	—	—	(6,201)
Net issuance of stock under long-term incentive plans	106,657	(14,400)	11	496	—	(507)	—	—	—
Amortization of Restricted Stock	—	—	—	1,453	—	—	—	—	1,453
Balance, January 31, 2022	11,065,024	(3,732,596)	$1,107	$50,220	$179,322	$(72,862)	$(4,158)	$(338)	$153,291

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Six Months Ended January 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2022	2021
Net Income	$2,556	$8,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,773	7,065
Non-cash stock-based compensation	1,453	1,290
Deferred income taxes	32	742
Provision for bad debts and cash discounts	(59)	(38)
Loss on the disposals of property, plant and equipment	265	12
(Increase) Decrease in assets:
Accounts receivable	(5,023)	(3,798)
Inventories	(6,236)	412
Prepaid expenses	846	(760)
Other assets	634	(266)
Increase (Decrease) in liabilities:
Accounts payable	1,326	(3,901)
Accrued expenses	(1,595)	(5,201)
Deferred compensation	690	585
Pension and postretirement benefits	(616)	(437)
Other liabilities	(985)	(857)
Total Adjustments	(2,495)	(5,152)
Net Cash Provided by Operating Activities	61	3,085

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,574)	(7,598)
Proceeds from sale of property, plant and equipment	—	3
Net Cash Used in Investing Activities	(10,574)	(7,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	25,000	—
Payment of debt issuance costs	(114)	—
Dividends paid	(3,728)	(3,606)
Purchases of treasury stock	(6,201)	(2,189)
Net Cash Provided by (Used in) Financing Activities	14,957	(5,795)
Effect of exchange rate changes on Cash and Cash Equivalents	(26)	123
Net Increase (Decrease) in Cash and Cash Equivalents	4,418	(10,182)
Cash and Cash Equivalents, Beginning of Period	24,591	40,890
Cash and Cash Equivalents, End of Period	$29,009	$30,708

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Six Months Ended January 31,
	2022	2021
Supplemental disclosures:
Interest payments, net of amounts capitalized	$178	$198
Income tax payments	$155	$5,478
Non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$835	$829
Cash dividends declared and accrued, but not paid	$1,845	$1,799

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and six months ended January 31, 2022 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2022.

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

The effects of the corrections to each of the individual affected line items in our unaudited Condensed Consolidated Statements of Income were as follows (in thousands):

	For the Three Months Ended January 31, 2021
	As Previously Reported	Corrections	As Corrected
Cost of Sales	$(56,328)	$(1,483)	$(57,811)

Selling, General and Administrative Expenses	$(13,928)	$1,483	$(12,445)

	For the Six Months Ended January 31, 2021
	As Previously Reported	Corrections	As Corrected
Cost of Sales	$(112,121)	$(3,007)	$(115,128)

Selling, General and Administrative Expenses	$(29,055)	$3,007	$(26,048)

The related impacts to Inventory in our unaudited Condensed Consolidated Balance Sheet were not considered material and hence, were not adjusted.

The effects of the corrections to our Notes to the unaudited Condensed Consolidated Financial Statements for Operating Segments were as follows (in thousands):

	For the Three Months Ended January 31, 2021

	Income

	As Previously Reported	Corrections	As Corrected

Business to Business Products	$7,663	$(550)	$7,113

Retail and Wholesale Products	$4,111	$(933)	$3,178

Corporate Expenses	$(7,530)	$1,483	$(6,047)

	For the Six Months Ended January 31, 2021

	Income

	As Previously Reported	Corrections	As Corrected

Business to Business Products	$15,859	$(1,146)	$14,713

Retail and Wholesale Products	$8,589	$(1,861)	$6,728

Corporate Expenses	$(15,027)	$3,007	$(12,020)

Management Use of Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period, as well as the related disclosures. Estimates and assumptions about future events cannot be made with certainty, including the potential impacts and duration of the novel coronavirus pandemic (“the coronavirus” or “COVID-19” or “the pandemic”) and its aftermath. All of our estimates and assumptions are revised periodically. Actual results could differ from these estimates.

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

We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $523,000 and $256,000 as of January 31, 2022 and July 31, 2021, respectively. This liability is reported in Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. Revenue recognized during the six months ended January 31, 2022 that was included in the liability for advance payments at the beginning of the period was $155,000.

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

Other Current and Noncurrent Liabilities. On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into U.S. law. The CARES Act provides for, among other things, deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As permitted by the CARES Act, we deferred approximately $2,300,000 in payroll taxes in calendar year 2020. $1,150,000 of the $2,300,000 was paid in the fourth quarter of calendar year 2021 and $1,150,000 will be paid in the fourth quarter of calendar year 2022. The remaining $1,150,000 accrual for these payroll taxes is included in Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet.

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

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	January 31, 2022	July 31, 2021
Finished goods	$15,702	$14,179
Packaging	7,877	5,084
Other	6,218	4,335
Total Inventories	$29,797	$23,598

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. The inventory obsolescence reserve values at January 31, 2022 and July 31, 2021 were $541,000 and $641,000, respectively. Inventories, in all categories, have increased due to a combination of rising costs and building inventory levels for anticipated demand.

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
Level 3: Unobservable inputs.

Cash equivalents are primarily money market mutual funds classified as Level 1. We had no cash equivalents as of January 31, 2022 and July 31, 2021.

Balances of accounts receivable and accounts payable approximated their fair values at January 31, 2022 and July 31, 2021 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $36,985,000 and $10,231,000 as of January 31, 2022 and July 31, 2021, respectively, and are classified as Level 2. The fair value was estimated using the exit price notion of fair value.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, other than goodwill, include trademarks, patents, customer lists and product registrations. Intangible amortization expense was $138,000 and $150,000 in the second quarter of fiscal years 2022 and 2021, respectively. Intangible amortization expense was $253,000 and $305,000 in the first six months of fiscal years 2022 and 2021, respectively. Estimated intangible amortization for the remainder of fiscal year 2022 is $233,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2023	$262
2024	$126
2025	$102
2026	$99
2027	$96

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

6. ACCRUED EXPENSES

Accrued expenses is as follows (in thousands):

	January 31, 2022	July 31, 2021
Salaries, Wages, Commissions and Employee Benefits	$9,097	$10,806
Trade promotions and advertising	2,178	1,653
Freight	3,034	2,845
Real Estate Tax	228	1,002
Other	9,265	8,577
	$23,802	$24,883

The decrease in salaries, wages, commissions and employee benefits relates primarily to the payment of annual discretionary bonuses during the first quarter of fiscal year 2022. Changes in the accrual for trade promotions and advertising as well as real estate taxes differ due to timing. The accrual for other is higher at January 31, 2022 than July 31, 2021 due to an increase in accrual for rising natural gas costs and timing of certain plant purchases and expenses.

7. OTHER CONTINGENCIES

We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business, including ongoing litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows. In June 2020, the Company received notice from a former service provider alleging a breach of contract regarding the payment of a contingency fee. Such party subsequently, in July 2020, filed a lawsuit seeking to require the Company to participate in binding mediation regarding this matter. Although we believe this claim to be without merit, as of July 31, 2020, we have determined a reasonable estimate of this liability within a range, with no amount within that range being a better estimate than any other amount, and have therefore recorded that estimate in Other within Accrued expenses. There have been no changes during fiscal 2021 or the three months ended January 31, 2022 that would have changed this estimate. We believe that any loss related to this matter is unlikely to be material. However, the outcome of this legal matter is subject to significant uncertainties. The ability to predict the ultimate outcome of this legal matter involves judgments, estimates and inherent uncertainties. The actual outcome could differ materially from management’s estimates.

8. DEBT

Effective December 16, 2021 (the “Effective Date”), we entered into Amendment No. 1 (the “Amendment”) to the Amended and Restated Note Purchase and Private Shelf Agreement (the “Note Agreement”) with PGIM, Inc. (“Prudential”) and certain existing noteholders affiliated with Prudential named therein.

The Amendment provides that, among other things, an excess leverage fee will be applied to the interest rate applicable to the outstanding daily average principal amount of Notes issued on or after December 15, 2021 as follows: (i) an additional 0.25% in the event the Net Leverage Ratio (as defined in the Amendment) is 2.00:1.00 or greater as of the last day of any fiscal quarter, or (ii) an additional 1.00% in the event that the Net Leverage Ratio is greater than 2.50:1.00 as of the last day of any fiscal quarter.

Concurrent with entering into the Amendment, we issued $25,000,000 in aggregate principal amount of Series C Senior Notes (the “Series C Notes”). The Series C Notes bear interest at an annual rate of 3.25% (subject to the application of the excess leverage fee in the event the Net Leverage Ratio exceeds certain thresholds as described above) and will mature on December 16, 2031. Annual principal payments of $5,000,000 are due December 16 of each fiscal year beginning in 2027 and ending in 2031. Interest is payable semi-annually beginning June 16, 2022.

9. LEASES

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

We have no material finance leases, and variable costs for operating leases are immaterial for the three and six months ended January 31, 2022. Operating lease costs are included in Cost of Sales or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended January 31,		For the Six Months Ended January 31,

	2022	2021	2022	2021
Operating Lease Cost
Operating lease cost	$718	$657	$1,352	$1,352
Short-term operating lease cost	159	176	308	362
Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended January 31,		For the Six Months Ended January 31,

	2022	2021	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$636	$567	$1,197	$1,169

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	January 31, 2022	July 31, 2021
Weighted-average remaining lease term - operating leases	8.8 years	9.1 years
Weighted-average discount rate - operating leases	3.86%	3.88%

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of January 31, (in thousands):

2022	$1,294
2023	2,042
2024	1,884
2025	1,751
2026	1,467
Thereafter	5,665
Total	14,103
Less: imputed interest	(2,131)
Net lease obligation	$11,972

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension and Postretirement Health Benefits

The Oil-Dri Corporation of America Pension Plan (“Pension Plan”) is a defined benefit pension plan for eligible salaried and hourly employees. Pension benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service. On January 9, 2020, we amended the Pension Plan to freeze participation, all future benefit accruals and accrual of benefit service, including consideration of compensation increases, effective March 1, 2020. Consequently, the Pension Plan is closed to new participants and current participants no longer earn additional benefits on or after March 1, 2020. On May 4, 2021, we purchased a pension annuity which settled $8.5 million of projected benefit obligations and recognized a settlement loss of approximately $0.6 million due to the annuity purchase.

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2022	2021	2022	2021
Interest cost	$266	$583	$534	$583
Expected return on plan assets	(646)	(1,444)	(1,293)	(1,444)
Amortization of:
Other actuarial loss	35	265	72	435
Net periodic benefit cost	$(345)	$(596)	$(687)	$(426)

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2022	2021	2022	2021
Service cost	$28	$34	$61	$69
Interest cost	13	12	29	25
Amortization of:
Other actuarial loss	—	2	—	2
Prior service costs	(2)	(2)	(3)	(3)
Net periodic benefit cost	$39	$46	$87	$93

The non-service cost components of net periodic benefit cost are included in Other Income (Expense) in the line item Other, net on the unaudited Condensed Consolidated Statements of Income.

The Pension Plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We were not required to make, and did not voluntarily make, a contribution to the Pension Plan during the first six months of fiscal year 2022. We have no minimum funding requirements for the remainder of fiscal year 2022.
The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three and Six Months Ended January 31,
	2022	2021	2022	2021
Discount rate for net periodic benefit cost	2.57%	2.14%	2.10%	1.63%
Rate of increase in compensation levels	—%	—%	—	—
Long-term expected rate of return on assets	6.50%	6.50%	—	—

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

11. OPERATING SEGMENTS

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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Six Months Ended January 31,
Product	2022	2021	2022	2021
Cat Litter	$9,327	$7,612	$89,141	$81,879
Industrial and Sports	—	—	17,940	$13,972
Agricultural and Horticultural	13,519	12,033	—	—
Bleaching Clay and Fluids Purification	29,540	25,406	1,036	$941
Animal Health and Nutrition	9,167	8,754	—	—
Net Sales	$61,553	$53,805	108,117	$96,792

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended January 31,
Product	2022	2021	2022	2021
Cat Litter	$4,691	$3,736	$45,246	$41,085
Industrial and Sports	—	—	8,820	6,710
Agricultural and Horticultural	7,311	5,046	—	—
Bleaching Clay and Fluids Purification	15,035	12,765	520	422
Animal Health and Nutrition	5,587	4,736	—	—
Net Sales	$32,624	$26,283	$54,586	$48,217

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

	Assets
	January 31, 2022	July 31, 2021
	(in thousands)
Business to Business Products Group	$73,041	$69,023
Retail and Wholesale Products Group	111,332	103,268
Unallocated Assets	62,841	55,275
Total Assets	$247,214	$227,566

Net sales and operating income for each segment are provided below. The corporate expenses line includes certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as research and development, information systems, finance, legal, human resources and customer service. Corporate expenses also include the estimated annual incentive plan bonus accrual for employees dedicated to corporate operations. In addition, Income from our Business to Business and Retail and Wholesale Products as well as Corporate Expenses for the three and six months ended January 31, 2021 were adjusted for an immaterial correction of an error. See Note 1 of the Notes to the unaudited Condensed Consolidated Financial Statements.

	For the Six Months Ended January 31,
	Net Sales		Income
	2022	2021	2022	2021
	(in thousands)
Business to Business Products Group	$61,553	$53,805	$14,336	$14,713
Retail and Wholesale Products Group	$108,117	96,792	$1,000	6,728
Net Sales	$169,670	$150,597
Corporate Expenses			(12,973)	(12,020)
Income from Operations			2,363	9,421
Total Other Income, Net			717	491
Income before Income Taxes			3,080	9,912
Income Tax Expense			(524)	(1,675)
Net Income			2,556	8,237
Net Loss Attributable to Noncontrolling Interest			(31)	(46)
Net Income Attributable to Oil-Dri			$2,587	$8,283

	For the Three Months Ended January 31,
	Net Sales		Income
	2022	2021	2022	2021
	(in thousands)
Business to Business Products Group	$32,624	$26,283	$7,590	$7,113
Retail and Wholesale Products Group	54,586	48,217	926	3,178
Net Sales	$87,210	$74,500
Corporate Expenses			(6,598)	(6,047)
Income from Operations			1,918	4,244
Total Other Income, Net			452	913
Income before Income Taxes			2,370	5,157
Income Tax Expense			(409)	(869)
Net Income			1,961	4,288
Net Loss Attributable to Noncontrolling Interest			(41)	(11)
Net Income Attributable to Oil-Dri			$2,002	$4,299

12. STOCK-BASED COMPENSATION

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan, as amended (the “2006 Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,219,500. As of January 31, 2022, there were 260,356 shares available for future grants under this plan.

Restricted Stock

All of our non-vested restricted stock as of January 31, 2022 was issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 32,000 and 18,000 restricted shares of Common Stock granted during the second quarter of fiscal years 2022 and 2021, respectively. Stock-based compensation expense was $817,000 and $506,000 for the second quarter of fiscal years 2022 and 2021, respectively. Stock-based compensation expense was $1,453,000 and $1,290,000 for the first six months of fiscal years 2022 and 2021, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2021	370	$33.96
Granted	107	$34.56
Vested	(56)	$35.20
Forfeitures	(14)	$35.20
Non-vested restricted stock outstanding at January 31, 2022	407	$33.90

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of January 31, 2022 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2021	$(4,428)		$311	$(4,117)
Other comprehensive loss before reclassifications, net of tax	—		(94)	(94)
Amounts reclassified from accumulated other comprehensive income, net of tax	53	(a)	—	53
Net current-period other comprehensive income (loss), net of tax	53		(94)	(41)
Balance as of January 31, 2022	$(4,375)		$217	$(4,158)

(a) Amount is net of tax expense of $16,620. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 10 of the Notes to the unaudited Condensed Consolidated Financial Statements for further information.

14. RELATED PARTY TRANSACTIONS
One member of our Board of Directors (the “Board”) retired from the role of President and Chief Executive Officer of a customer of ours in September 2019 and is currently party to a post-employment agreement with the customer. Total net sales to that customer, including sales to subsidiaries of that customer, were $81,000 and $71,000 for the second quarter of fiscal years 2022 and 2021, respectively and were $156,000 and $181,000 for the first six months of fiscal years 2022 and 2021, respectively. Outstanding accounts receivable from that customer, and its subsidiaries, were $14,000 as of January 31, 2022 and $4,000 as of July 31, 2021.

One member of our Board is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $350,000 and $109,000 for the second quarter of fiscal years 2022 and 2021, respectively and were $565,000 and $201,000 for the first six months of fiscal years 2022 and 2021, respectively. There were no outstanding accounts payable to that vendor as of January 31, 2022 or July 31, 2021.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our Consolidated Financial Statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A, Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended January 31, 2022 and of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals and, to a lesser extent, other clay-like sorbent materials. Our principal products include agricultural and horticultural chemical carriers, animal health and nutrition products, bleaching clay and fluid purification aids, cat litter, industrial and automotive floor absorbents and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and those who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: Retail and Wholesale Products Group and Business to Business Products Group, as described in Note 11 of the Notes to the unaudited Condensed Consolidated Financial Statements.

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
As further discussed below, our consolidated net sales increased in the second quarter and in the first six months of fiscal year 2022 compared to the second quarter and first six months of fiscal year 2021. Net sales of our industrial and sports products as well as most of our fluids purification products have mostly returned to pre-pandemic levels as many businesses and sports have re-opened and air travel has been increasing. Despite the overall increase in net sales, we have not experienced any significant issues collecting amounts due from customers to date. However, parts of our business continue to be negatively impacted by the pandemic. Net sales for our industrial granules in the United Kingdom have just recently started to increase in the second quarter of fiscal year 2022. While we have had an overall increase in net sales of our fluids purification products, not all regions have resumed travel to the same extent as prior to the pandemic. In addition, net sales of our animal health and nutrition products have been dampened due to COVID-19 and African swine fever in certain geographic areas. We have also experienced an increase in backlog due, in part, to supply chain disruptions and availability of labor amidst unprecedented demand for our products.
As discussed below in "Consolidated Results," gross profit has declined in both the second quarter and the first six months of fiscal year 2022 compared to the same periods in fiscal year 2021 related to rising costs and supply chain disruptions. We have faced longer lead times for some of our materials purchases, which have contributed to an increase in our backlog but have been able to avoid significant out of stock issues for most of our materials. Where possible, we have found other suppliers to meet the increase in customer demand for our products. In addition, the cost of repair parts has increased but this has not caused any significant disruption to our business. Further, we, along with some of our suppliers and toll processors, have experienced a shortage of production labor, which has been a contributing factor to our increase in backlog. We are closely monitoring the continuation, resurgence in certain areas, and effects of COVID-19 on all aspects of our business, including how it has impacted and may impact our suppliers and customers as well as the effects of the pandemic on economic conditions and the financial markets. In general, we have seen an increase in costs, particularly as it relates to commodities as the economy continues to react to, and recover from, the pandemic and demand surpasses supply. In addition to rising commodity costs, several of our suppliers have started to pass along non-commodity price increases they have experienced in their own business. However, we have not experienced any significant interruptions, and we will continue to closely monitor our inventory levels to mitigate the risk of any potential supply interruptions or changes in customer demand. It is possible that significant disruptions could occur if the pandemic and other factors such as labor shortages, ongoing geopolitical tensions, and other strains on the supply chain continue to put pressure on production, transportation, and shipping as a result of an imbalance of supply and demand or if there are continued increases in costs that we are unable to recover. The impacts of COVID-19 and related economic conditions on our future results are uncertain at this time. The scope, duration, and magnitude of the direct and indirect effects of COVID-19 continue to evolve (and in many cases, rapidly) in ways that are difficult or impossible to anticipate. In addition, although COVID-19 has not materially impacted our net sales to date, it remains uncertain whether and how consumers will modify their purchasing habits in response to the ongoing COVID-19 pandemic and/or the lifting or relaxing of mandates as the pandemic abates in certain areas and government restrictions are reduced and/or reimposed. As a result, our results to date may not be indicative of the impact that COVID-19 may have on our results for the remainder of fiscal year 2022.
The impacts of COVID-19 to our specific operating segments are discussed below.

SIX MONTHS ENDED JANUARY 31, 2022 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2021

CONSOLIDATED RESULTS

Consolidated net sales for the six months ended January 31, 2022 were $169,670,000, a 13% increase compared to net sales of $150,597,000 for the six months ended January 31, 2021. Net sales increased for both our Retail and Wholesale Products Group and Business to Business Products Group primarily due to an increase in sales volume and somewhat due to higher prices instituted to compensate for rising costs. The increase in demand for our products during the first six months of fiscal year 2022 has led to an increase in our backlog of orders driven by late customer pick-ups and our own constraints related to production, capacity and transportation. We have hired additional manufacturing personnel, expanded our production shifts and increased production equipment to aid in the resolution of these constraints in the coming months as well as increased our use of alternate modes of transportation. We continue to analyze our constraints and implement strategies to meet the increase in customer demand. Segment results are discussed further below.
Consolidated gross profit for the first six months of fiscal year 2022 was $29,404,000, or 17% of net sales, compared to $35,469,000, or 24%, of net sales, for the first six months of fiscal year 2021. Higher freight, packaging, natural gas, and non-fuel manufacturing costs per ton drove the decrease in gross profit. We continue to experience high freight costs both domestically and with respect to ocean freight. Domestic freight costs per ton, excluding the freight we no longer charge to a significant customer who now picks up its own purchases, increased approximately 35% in the first six months of fiscal year 2022 compared to the same period of fiscal year 2021. The increase relates to, in part, higher transportation rates due to a national driver shortage and tight trucking capacity. The continued increase in cost of diesel fuel has also contributed to the higher transportation rates. In addition, our overall freight costs can vary between periods depending on the mix of products sold and the geographic distribution of our customers. Packaging costs per ton for the first six months of fiscal year 2022 were approximately 37% higher compared to the first six months of fiscal year 2021 due to higher commodity costs, particularly as it relates to resin. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices. The cost of natural gas per ton used to operate kilns that dry our clay was 93% higher in the first six months of fiscal year 2022 compared to the first six months of fiscal year 2021 due to higher natural gas prices, which are being driven by demand surpassing available supply. Non-fuel manufacturing costs per ton also increased during the first six months of fiscal year 2022 compared to fiscal year 2021 by 14%. The increase in non-fuel manufacturing costs relate to higher repairs, labor costs, and costs of purchased materials. In addition to the above, during the first six months of fiscal year 2022, several suppliers started to pass along non-commodity price increases related to cost increases experienced in their own businesses and we expect such increases to persist. While we have faced higher costs due to the reasons mentioned above, we continue to strive to restore our historical margins utilizing various strategies including reducing costs where possible, increasing sales volume, and implementing price increases.

Total selling, general and administrative (“SG&A”) expenses of $27,041,000 for the first six months of fiscal year 2022 were higher by $993,000, or 4%, compared to $26,048,000 for the first six months of fiscal year 2021. SG&A expenses for the operating segments were essentially flat for the, first six months of fiscal year 2022 compared to the same period in the prior fiscal year and unallocated corporate expenses were higher by $953,000, or 8%. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments. The increase in unallocated corporate expenses were driven by higher professional fees related to costs for various outside services related to growing business needs and strategic initiatives.

Other income of $717,000 for the first six months of fiscal year 2022 was higher than the same period in fiscal year 2021 by $226,000 and included less periodic benefit costs related to our pension plan and insurance recoveries related to our property, plant and equipment partially offset by higher interest expense and exchange rate losses.

Consolidated net income before taxes for the first six months of fiscal year 2022 was $3,080,000 compared to net income before taxes of $9,912,000 for the first six months of fiscal year 2021. Results for the first six months of fiscal year 2022 were driven by the factors discussed above.

Tax expense for the first six months of fiscal year 2022 was $524,000 compared to $1,675,000 for the first six months of fiscal year 2021, which resulted in an effective tax rate of 17% in both periods. We used an estimated annual effective tax rate (“ETR”) in determining our provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first six months of fiscal year 2022 increased compared to the first six months of fiscal year 2021 for all our products. Net sales were $61,553,000 for the first six months of fiscal year 2022, an increase of $7,748,000, or 14%, from net sales of $53,805,000 for the first six months of fiscal year 2021. Net sales of our fluids purification products increased approximately $4,134,000, or 16%, compared to the first six months of the prior fiscal year. We experienced sales improvement primarily in Latin America, North America and Asia. The increases in net sales to these countries were partially offset by lower net sales to Europe. The increase in net sales occurred for a variety of reasons, including new customer wins, increased sales to existing customers, increase in air travel, price increases that were instituted to offset rising costs, and in some cases, timing of net sales. Net sales of our Ultra-Clear clay products rebounded as global air travel increased compared to the same period last year. Net sales of bleaching clay to Europe decreased primarily as a function of timing and ocean freight shipping delays. Similar to our Retail and Wholesale Products Group cat litter business, our co-packaged coarse cat litter business experienced a significant increase of 23% in net sales during the first six months of fiscal year 2022 compared to fiscal year 2021 primarily due to price increases and to some extent, an increase in volume. Net sales of our agricultural and horticultural chemical carrier products increased approximately $1,486,000, or 12%, for the first six months of fiscal year 2022 compared to the same period in fiscal year 2021 as a result of continued strong demand for these products as well as price increases. Net sales of our animal health and nutrition products increased $413,000, or 5%, during the first six months of fiscal year 2022 compared to the first six months of the prior year. The increase in net sales relates to several new customers, a new product line in North America, and in general, timing of when sales occur. Despite the overall increase in net sales, the African swine fever and low pork prices are still affecting the swine market and ultimately, the net sales of our feed additives in some countries. The swine population has been reduced, and demand and consumption are down, thereby causing a decrease in our net sales in some regions, mostly in China. Ocean freight delays also continue to negatively impact our business. See “Foreign Operations” below for a discussion of net sales for our foreign operations that sell our animal health and nutrition products.

SG&A expenses for the Business to Business Products Group increased approximately 19% or $1,081,000 for the first six months of fiscal year 2022 compared to the same period of the prior fiscal year. We continued to invest in our animal health business which resulted in higher costs due to increased headcount of sales and leadership personnel, increased travel costs, and increased marketing efforts associated with our animal feed additives.

The Business to Business Products Group’s operating income for the first six months of fiscal year 2022 was $14,336,000, a decrease of $377,000, or 3%, from operating income of $14,713,000 for the first six months of fiscal year 2021. The decrease in operating income was driven by higher freight, packaging, natural gas, and non-fuel manufacturing costs per ton as discussed in “Consolidated Results” above as well as higher SG&A expenses.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first six months of fiscal year 2022 were $108,117,000, an increase of $11,325,000, or 12%, from net sales of $96,792,000 for the first six months of fiscal year 2021 driven by higher net sales of both our cat litter and industrial and sports products. Total cat litter net sales were approximately $7,262,000, or 9%, higher compared to the first six months of the prior fiscal year primarily due to increased sales volume and somewhat due to price increases in response to rising costs. Net sales of branded scoopable litter, private label lightweight and heavyweight litter, and accessories (liners) increased in the first six months of fiscal year 2022 as we gained business from new customers and existing customers either sold certain of our products for the first time or increased the volume of their purchases from us. E-commerce sales were also higher during the first six months of fiscal year 2022 compared to fiscal year 2021. The impact of COVID-19 on increased pet adoption continues to boost sales as well as the overall macro trend of increased spending on pets. In addition, cat litter net sales increased despite revising our shipping terms with one of our significant customers in the fourth quarter of fiscal year 2021 to provide that freight charges are the responsibility of such customer and no longer included in the prices charged. Cat litter net sales by our subsidiary in Canada further contributed to the net sales increase, as discussed in “Foreign Operations” below. Also included in the Retail and Wholesale Products Group's results were increased net sales of our industrial and sports products compared to the first six months of fiscal year 2021. Net sales of our industrial and sports products increased approximately $3,968,000, or 28%, compared to the first six months of fiscal year 2021, due to both an increase in volume due to the re-opening of businesses and sports fields as well as an increase in selling price per ton as we continue to respond to rising costs.

SG&A expenses for the Retail and Wholesale Products Group were lower by approximately $1,074,000, or 12%, during the first six months of fiscal year 2022 compared to the first six months of fiscal year 2021 primarily due to lower advertising costs partially offset by compliance penalties caused by supply chain disruptions, travel expense and personnel costs. We anticipate total advertising expense in fiscal year 2022 will be lower compared to fiscal year 2021.
The Retail and Wholesale Products Group's operating income for the first six months of fiscal year 2022 was $1,000,000, a decrease of $5,728,000, or 85%, from operating income of $6,728,000 for the first six months of fiscal year 2021. The decrease in operating income was driven by higher freight, packaging, natural gas and non-fuel costs as discussed in “Consolidated Results” above which outpaced the increase in net sales.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China, Mexico and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first six months of fiscal year 2022 were $9,626,000, an increase of $787,000, or 9%, compared to net sales of $8,839,000 during the first six months of fiscal year 2021. Total net sales of our subsidiary in Canada during the first six months of fiscal year 2022 increased by $1,226,000, or 27%, compared to the same period in fiscal year 2021 driven by higher cat litter net sales. The increase was mainly driven by a key customer carrying three of our products for the first time as well as price increases instituted in response to rising costs. Net sales of our industrial absorbent granules were flat in the first six months of fiscal year 2022 compared to the first six months of fiscal year 2021. Net sales of our subsidiary in the United Kingdom in the first six months of fiscal year 2022 increased by $95,000, or 10%, compared to net sales of the first six months of fiscal year 2021. The increase related to timing of net sales and partly due to demand starting to slowly return post pandemic. Net sales of our subsidiary in Mexico decreased during the first six months of fiscal year 2022 compared to the same period of fiscal year 2021 by $420,000, or 29%, as the first six months of fiscal year 2021 included net sales of products that are no longer part of our business strategy. Net sales of our subsidiary in China decreased $129,000, or 7%, during the first six months of fiscal year 2022 compared to the first six months of fiscal year 2021. The decrease relates primarily to the impact of the African swine fever, low pork prices, as well as timing of net sales due to ocean freight delays and because some customers made purchases in the prior fiscal year ahead of effective price increases. Net sales by our foreign subsidiaries represented 6% of our consolidated net sales during the first quarter of fiscal years 2022 and 2021.

Our foreign subsidiaries reported a net loss of $812,000 for the first six months of fiscal year 2022, compared to a net loss of $42,000 for the first six months of fiscal year 2021. The net loss in the first six months of fiscal year 2022 was primarily driven by lower net sales for our subsidiary in Mexico, higher cost of sales and higher SG&A expenses by our subsidiary in China due to increased sales personnel and marketing of our animal feed additives as we continue to invest in our animal health and nutrition products.

Identifiable assets of our foreign subsidiaries as of January 31, 2022 were $12,174,000, compared to $12,572,000 as of July 31, 2021.

THREE MONTHS ENDED JANUARY 31, 2022 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2021

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended January 31, 2022 were $87,210,000, a 17% increase compared to net sales of $74,500,000 for the three months ended January 31, 2021. Net sales increased for both our Retail and Wholesale Products Group and Business to Business Products Group primarily due to an increase in sales volume and somewhat due to higher prices instituted to compensate for rising costs. The increase in demand for our products during the second quarter of fiscal year 2022 has continued to increase the backlog that arose in the first quarter of fiscal year 2022. See discussion above in “Results from Operations - Six Months Ended January 31, 2022 compared to Six Months ended January 31, 2021” for more detail on backlog. Segment results are discussed below.

Consolidated gross profit for the three months ended January 31, 2022 was $15,586,000, or 18% of net sales, compared to

$16,689,000, or 22%, of net sales, for the three months ended January 31, 2021. Higher freight, packaging, natural gas, and non-fuel manufacturing costs per ton drove the decrease in gross profit. We continue to experience high freight costs both domestically and with respect to ocean freight. Domestic freight costs per ton, excluding the freight we no longer charge to a significant customer who now picks up its own purchases, increased approximately 31% in the second quarter of fiscal year 2022 compared to the same period of fiscal year 2021. The increase relates, in part, to higher transportation rates due to a national driver shortage and tight trucking capacity. The continued increase in cost of diesel fuel has also contributed to the higher transportation rates. Our overall freight costs can also vary between periods depending on the mix of products sold and the geographic distribution of our customers. Packaging costs per ton for the second quarter of fiscal year 2022 were approximately 30% higher compared to the second quarter of fiscal year 2021 due to higher commodity costs, particularly as it relates to resin. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices. The cost of natural gas per ton used to operate kilns that dry our clay was 90% higher in the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021 due to higher natural gas prices which are being driven by demand surpassing available supply. Non-fuel manufacturing costs per ton also increased during the second quarter of fiscal year 2022 compared to fiscal year 2021 by 9%. The increase in non-fuel manufacturing costs relate to higher repairs, labor costs and costs of purchased materials. In addition to the above, during the second quarter of fiscal year 2022, several suppliers started to pass along non-commodity price increases related to cost increases experienced in their own businesses and we expect such increases to persist. While we have faced higher costs due to the reasons mentioned above, we continue to strive to restore our historical margins utilizing various strategies including reducing costs where possible, increasing sales volume and implementing price increases.

Total SG&A expenses of $13,668,000 for the second quarter of fiscal year 2022 were higher by $1,223,000, or 10%, compared to $12,445,000 for the second quarter of fiscal year 2021. SG&A expenses for both the operating segments and unallocated corporate expenses contributed to the increase. The discussion below describes the SG&A expenses allocated to the operating segments. The increase in unallocated corporate expenses were driven by higher professional fees related to costs for various outside services related to growing business needs and strategic initiatives.

Other income of $452,000 for the second quarter of fiscal year 2022 was lower than the same period in fiscal year 2021 by $461,000 and included higher interest expense and exchange rate losses partially offset by insurance recoveries related to our property, plant and equipment.

Consolidated net income before taxes for the second quarter of fiscal year 2022 was $2,370,000, compared to net income before taxes of $5,157,000 for the second quarter of fiscal year 2021. Results for the second quarter of fiscal year 2022 were driven by the factors described above.

Tax expense for the second quarter of fiscal year 2022 was $409,000 compared to tax expense $869,000 for the second quarter of fiscal year 2021, which resulted in an effective tax rate of 17% in both periods. We used an estimated annual effective tax rate in determining our provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the second quarter of fiscal year 2022 increased compared to the second quarter of fiscal year 2021 for all our products. Net sales were $32,624,000, an increase of $6,341,000, or 24%, from net sales of $26,283,000 for the second quarter of fiscal year 2021. Net sales of our fluids purification products increased approximately $2,270,000, or 18%, in the second quarter of fiscal year 2022 compared to same period in fiscal year 2021. The increase in net sales occurred for a variety of reasons, including new customer wins, increased sales to existing customers, increase in air travel, price increases that were instituted to offset rising costs and in some cases, timing of net sales. Net sales of our Ultra-Clear products rebounded as global air travel increased compared to the same period last year. Net sales of our agricultural and horticultural chemical carrier products increased approximately $2,265,000, or 45%, in the second quarter of fiscal year 2022 compared to the same period in fiscal year 2021 driven by both volume and to some degree, price increases. The increase in volume is attributable to continued strong demand for our products as well as a shift in timing of net sales from the first quarter to the second quarter of fiscal year 2022 as several of our customer delayed their orders due to their own supply chain issues. In addition, one of our customers had partially shut down in the second quarter of fiscal year 2021 which reduced our net sales and then later resumed operations. Similar to our Retail and Wholesale Products Group cat litter business, our co-packaged coarse cat litter business experienced a significant increase of $955,000, or 26%, in net sales during the second quarter of fiscal year 2022, compared to the same quarter in fiscal year 2021, primarily due to price increases and to some extent, an increase in volume. Net sales of our animal health and nutrition products increased approximately $851,000, or 18%, in the second quarter of fiscal 2022 compared to the second quarter of fiscal year 2021. The increase in net sales relates to several new customers, a new product line in North America, and in general, timing of when net sales occur. Despite the overall increase in net sales, ocean freight delays continue to negatively impact our business. African swine fever and low pork prices are still affecting the swine market and ultimately, the net sales of our feed additives in some countries. The swine population has been reduced, and demand and consumption are down, thereby causing a decrease in our net sales in some regions, mostly in China. However, net sales from our subsidiary in China increased during the second quarter of fiscal year 2022 compared to fiscal year 2021 primarily due to a new customer. See “Foreign Operations” below for a discussion of net sales for our foreign operations that sell our animal health and nutrition products.

SG&A expenses for the Business to Business Products Group increased approximately $569,000, or 19%, in the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021. We continued to invest in our animal health business which resulted in higher costs due to increased headcount of sales and leadership personnel, increased travel costs, and increased marketing efforts associated with our animal feed additives partially offset by lower bad debt expenses.

The Business to Business Products Group’s operating income for the second quarter of fiscal year 2022 was $7,590,000, an increase of $477,000, or 7%, from operating income of $7,113,000 in the second quarter of fiscal year 2021. The increase in operating income was driven by the higher sales partially offset by higher SG&A expenses and an increase in freight, packaging, materials, natural gas, and non-fuel manufacturing costs discussed in “Consolidated Results” above.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the second quarter of fiscal year 2022 were $54,586,000, an increase of $6,369,000, or 13%, from net sales of $48,217,000 for the second quarter of fiscal year 2021 driven by net sales of both our cat litter and industrial and sports products. Total cat litter net sales were approximately $4,161,000, or 10%, higher in the second quarter of fiscal year 2022 compared to the same period in fiscal year 2021 due to increased sales volume and somewhat due to price increases in response to rising costs. Net sales of branded scoopable litter, private label lightweight and heavyweight litter increased in the second quarter of fiscal year 2022 as existing customers either sold certain of our products for the first time or increased the volume of their purchases from us. The impact of COVID-19 on increased pet adoption continues to boost sales as well as the overall macro trend of increased spending on pets. In addition, cat litter net sales increased despite revising our shipping terms with one of our significant customers in the fourth quarter of fiscal year 2021 to provide that freight charges are the responsibility of such customer and no longer included in the prices charged. In addition, net sales of cat litter by our subsidiary in Canada continue to increase as further discussed in “Foreign Operations” below. E-commerce sales were flat during the second quarter of fiscal year 2022 compared to the same period in fiscal year 2021. Also included in the Retail and Wholesale Products Group's results were increased net sales of our industrial and sports products compared to the second quarter of fiscal year 2021. Net sales of our industrial and sports products increased approximately $2,110,000, or 31%, in the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021, due to both an increase in volume due to the re-opening of businesses and sports fields as well as an increase in selling price per ton in response to rising costs.

SG&A expenses for the Retail and Wholesale Products Group were lower in the second quarter of fiscal year 2022 than in fiscal year 2021 by 1%, or $41,000, primarily due to lower advertising costs partially offset by compliance penalties caused by supply chain disruptions, travel expense and personnel costs.

For the second quarter of fiscal year 2022, the Retail and Wholesale Products Group reported operating income of $926,000, a decrease of $2,252,000, compared to operating income of $3,178,000 for the second quarter of fiscal year 2021. The decrease in operating income was driven by higher freight, packaging, natural gas, and non-fuel manufacturing costs described above in “Consolidated Results” which outpaced higher net sales.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China, Mexico and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the second quarter of fiscal year 2022 were $5,283,000, a 12% increase compared to net sales of $4,703,000 in the second quarter of fiscal year 2021. All of our foreign operations, with the exception of our subsidiary in Mexico, experienced an increase in net sales during the second quarter of fiscal year 2022 compared to fiscal year 2021. Total net sales of our subsidiary in Canada during the second quarter of fiscal year 2022 increased by $566,000, or 24%, compared to the same period in fiscal year 2021 driven by cat litter net sales. Cat litter net sales for our subsidiary in Canada increased by approximately $499,000, or 27%, in the second quarter of fiscal year 2022 compared to the same period of fiscal year 2021 due to increased sales to existing customers, a key customer carrying three of our products they had not previously purchased and, to some extent, price increases to keep pace with rising costs. Moreover, the impact of COVID-19 on increased pet adoption continues to boost cat litter net sales as well as the overall macro trend of increased spending on pets. In addition to increased net sales of cat litter, net sales of our industrial absorbent granules in Canada increased by approximately $67,000, or 12%, during the second quarter of fiscal year 2022 compared to the same period in fiscal year 2021. Net sales of our absorbent granules by our subsidiary in the United Kingdom increased by $97,000 during the second quarter of fiscal year 2022 compared to the same period in fiscal year 2021. This increase related partly due to timing of net sales and partly due to demand starting to slowly return in the United Kingdom. Net sales of our animal health and nutrition products by our subsidiary in China increased moderately in the second quarter of fiscal year 2022 compared to the same period in fiscal year 2021 by $130,000, or 12%. The increase in net sales related primarily to a new customer. Net sales by our subsidiary in Mexico decreased $298,000, or 39%, in the second quarter of fiscal year 2022 compared to the same period in fiscal year 2021 as the second quarter of fiscal year 2021 included net sales of products that are no longer part of our business strategy. Our foreign subsidiaries' net sales represented approximately 6% of consolidated net sales during the second quarters of fiscal years 2022 and 2021.

Our foreign subsidiaries reported a net loss of $477,000 for the second quarter of fiscal year 2022 compared to net income of $170,000 for the second quarter of fiscal year 2021. The net loss in the second quarter of fiscal year 2022 was primarily driven by lower net sales of our subsidiary in Mexico, higher cost of sales, and higher SG&A expenses incurred by our subsidiary in China due to increased sales personnel and marketing of our animal feed additives as we continue to invest in our animal health and nutrition products.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities (including significant renovations at one of our plants), information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; making pension contributions; and, from time to time, business acquisitions. During the first six months of fiscal year 2022, we principally funded these requirements using cash from current operations as well as cash generated in the second quarter of fiscal year 2022 from borrowings.

We currently anticipate cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements. In addition, we are actively monitoring the timing and collection of our accounts receivable. Given the dynamic nature of COVID-19 and its effects, we will continue to assess our liquidity needs and to actively manage our spending.
The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended January 31,
	2022	2021
Net cash provided by operating activities	$61	$3,085
Net cash used in investing activities	(10,574)	(7,595)
Net cash provided by (used in) financing activities	14,957	(5,795)
Effect of exchange rate changes on cash and cash equivalents	(26)	123
Net increase (decrease) in cash and cash equivalents	$4,418	$(10,182)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first six months of fiscal years 2022 and 2021 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $5,082,000 in the first six months of fiscal year 2022 compared to an increase of $3,836,000 in the first six months of fiscal year 2021. The change in accounts receivable was higher in fiscal year 2022 than fiscal year 2021 because net sales increased significantly in the first six months of fiscal year 2022, thereby driving accounts receivable higher. In addition, the variation in accounts receivable balances reflect differences in the level and timing of collections as well as the payment terms provided to various customers.

Inventory increased $6,236,000 in the first six months of fiscal year 2022 compared to a decrease of $412,000 in the first six months of fiscal year 2021. While inventory increased in both periods due to rising costs, costs rose much more significantly in the first six months of fiscal year 2022. In addition, during the first six months of fiscal year 2022 we increased our inventory levels to accommodate increased demand and thwart potential supply chain disruptions. The decrease in inventory in the first six months of fiscal year 2021 was due to increased demand which offset the higher packaging costs.

Prepaid expenses decreased $846,000 in the first six months of fiscal year 2022 due to lower prepaid advertising costs and insurance somewhat offset by higher prepaid repairs. Prepaid expenses increased $760,000 in the first six months of fiscal year 2021 driven primarily by prepayment of income taxes. This increase in fiscal year 2021 was offset by lower prepaid advertising costs and insurance.

Other assets decreased $634,000 in the first six months of fiscal year 2022 compared to an increase of $266,000 in the first six months of fiscal year 2021. The decrease in other assets in the first six months of fiscal year 2022 related to capitalized pre-production costs being transferred to property, plant and equipment as the mines are now in production, partially offset by an increase in long-term royalties. The increase in other assets in the first six months of fiscal year 2021 related primarily to an increase in capitalized pre-production mining costs offset by amortization of our operating lease right-of-use lease assets.

Accounts payable increased $1,326,000 in the first six months of fiscal year 2022 compared to a decrease of $3,901,000 in the first six months of fiscal year 2021. Higher trade payables drove the increase in accounts payable in the first six months of fiscal year 2022. Lower trade payables drove the decrease in accounts payable in the first six months of fiscal year 2021 as well as income taxes payable being in a prepaid position versus a payable position at the end of the second quarter of fiscal year 2021. Trade and freight payables vary in both periods due to the timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses decreased $1,595,000 in the first six months of fiscal year 2022 compared to a decrease of $5,201,000 in the first six months of fiscal year 2021. The payout of the prior fiscal year's discretionary incentive bonus reduced accrued expenses in both fiscal years, but to a greater extent in fiscal year 2021 as the accrual was higher in the prior fiscal year. In addition, the timing of real estate tax payments also reduced accrued expenses in the first six months of fiscal year 2022. The decrease in accrued bonus and real estate taxes was partly offset by higher accrued utilities due to the rising cost of natural gas, higher accrued advertising due to the timing of our advertising programs, and additional accrued capital projects. In addition, accrued plant expenses can also fluctuate due to timing of payments, changes in the cost of goods and services we purchase, production volume levels and vendor payment terms. Accrued expenses decreased $5,201,000 in the first six months of fiscal year 2021 due to before-mentioned payout of discretionary incentive bonus, decreased accrued advertising and real estate taxes partially offset by the reclassification of the current portion of the deferred employer payroll taxes under the CARES Act which was paid at the end of calendar year 2021 as further described in Note 1 of the Notes to the unaudited Condensed Financial Statements and an increase in accrued freight.

Net cash used in investing activities

Cash used in investing activities of $10,574,000 in the first six months of fiscal year 2022 were higher compared to cash used in investing activities of $7,595,000 in the first six months of fiscal year 2021 driven by capital expenditures. During the first six months of fiscal year 2022 we expanded our plant equipment and improved our facilities to support increased demand for our products as well as made improvements to our IT network.

Net cash used in financing activities

Cash provided by financing activities of $14,957,000 in the first six months of fiscal year 2022 was higher than cash used in financing activities of $5,795,000 in the first six months of fiscal year 2021. The first six months of fiscal year 2022 included the issuance of $25,000,000 of notes payable offset by higher repurchases of stock than in the first six months of fiscal year 2021.

Other

Total cash and investment balances held by our foreign subsidiaries of $2,053,000 as of January 31, 2022 were lower than the January 31, 2021 balances of $3,411,000. See further discussion in “Foreign Operations” above.

On January 31, 2019, we signed a fifth amendment to our credit agreement with BMO Harris Bank N.A. (“BMO Harris”), which expires on January 31, 2024. The agreement provides for a $45,000,000 unsecured revolving credit agreement and a maximum of $10,000,000 for letters of credit. The agreement terms also state that we may select a variable interest rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of January 31, 2022, the variable rates would have been 3.50% for the BMO Harris prime-based rate or 1.56% for the three-month LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of January 31, 2022 and 2021, we were in compliance with the covenants. There were no borrowings during the first six months of either fiscal year 2021 or 2022.

On May 15, 2020, we entered into a debt instrument pursuant to which, among other things, we issued $10,000,000 in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 and entered into an amended note agreement that provides the Company with the ability to request, from time to time until May 15, 2023 (or such earlier date as provided for in the agreement), additional senior unsecured notes of the Company in an aggregate principal amount of up to $75,000,000 minus the aggregate principal amount of the notes then outstanding and the additional notes that have been accepted for purchase. The issuance of such additional notes is at the discretion of the noteholders and purchasers and on an uncommitted basis. Pursuant to the amended note agreement, on December 16, 2021, the Company issued $25,000,000 in aggregate principal amount of its 3.25% Series C Senior Notes due December 16, 2031. As of January 31, 2021 outstanding notes payable were $33,778,000, net of $222,000 of unamortized debt issuance costs.

As of January 31, 2022, we had remaining authority to repurchase 637,109 shares of Common Stock and 273,100 shares of Class B Stock under a repurchase plan approved by our Board of Directors (the “Board”). Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management pursuant to the repurchase plan approved by our Board.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, deferred compensation payouts, dividend payments and debt service obligations for at least the next 12 months. We expect capital expenditures in fiscal year 2022 to be greater than in fiscal year 2021, including capital expenditures to renovate one of our plants, estimated to be approximately $6,500,000. We do not believe that these increased capital expenditures will dramatically impact our cash position; however our cash requirements are subject to change as business conditions warrant and opportunities arise. Our anticipated advertising expense for fiscal year 2022 is expected to be lower compared to fiscal year 2021. Adjustments to advertising spending for the remainder of the fiscal year may occur due to any upcoming volatility in the economic environment.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Price or trade concessions, the failure to make them to retain customers, or other price reductions could adversely affect our sales and profitability.

The products we sell are subject to significant price competition and the prices may fluctuate for a variety of reasons. From time to time, we may need to reduce the prices for some of our products to respond to competitive and customer pressures and to maintain market share. These pressures are often exacerbated during an economic downturn. Additionally, we have, from time to time, experienced customer-driven price deductions on our products as a result of delayed shipments of products. Any reduction in prices to respond to these pressures would reduce our profit margins. In addition, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would suffer. Because of the competitive environment facing many of our customers, particularly our high-volume mass merchandiser customers, these customers have increasingly sought to obtain price reductions, deductions, specialized packaging or other concessions from product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. To the extent we provide these concessions, our profit margins are reduced. Further, if we are unable to maintain terms that are acceptable to our customers, these customers could reduce purchases of our products and increase purchases of products from our competitors, which would harm our sales and profitability.

Increases in energy, commodity, transportation and other costs would increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices and surcharges.

If our energy, commodity and transportation costs increase disproportionately to our net sales, our earnings could be significantly reduced. Increases in our operating costs may reduce our profitability if we are unable to pass all the increases on to our customers through price increases or surcharges. Sustained price increases, surcharges or price inflation (or inflation pressure generally), in turn, may lead to declines in volume, and while we seek to project tradeoffs between price increases, surcharges and inflation, on the one hand, and volume, on the other, there can be no assurance that our projections will prove to be accurate. In particular, as a result of the COVID-19 pandemic and increased demand in trucking in certain areas of the United States following the reopening of state economies as well as increased shipping demand globally, which has impacted overseas vessel deliveries, the Company has experienced significant increases in transportation costs, decreases in the availability of shipping, and other global supply chain complexities and could experience delays in customer shipments and increased customer deductions for late shipments. Such increases in transportation costs may be further exacerbated by volatile global oil and gas markets. Given the varying level of re-openings and the continued spread of the pandemic globally (and uncertainty regarding how areas will respond to a continued or renewed spread), it is possible that significant disruptions could occur if the pandemic continues to put pressure on transportation and shipping as a result of an imbalance of supply and demand or if there are continued increases in costs that we are unable to recover. The duration and magnitude of the increased transportation costs cannot be predicted at this time and there can be no assurances that such costs and/or shipping disruptions will not continue to increase.

We are subject to volatility in the price and availability of natural gas, as well as other sources of energy. Such volatility could be intensified by geopolitical tensions, including war and terrorism, as well as other disruptions and market reactions to such events. From time to time, we may use forward purchase contracts or financial instruments to moderate the volatility of a portion of our energy costs. The success or failure of any such transactions depends on a number of factors, including our ability to anticipate and manage volatility in energy prices, the general demand for fuel by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world.

The prices of other commodities such as paper, plastic resins, synthetic rubber and steel significantly influence the costs of packaging, replacement parts and equipment we use in the manufacture of our products and the maintenance of our facilities. Similarly, transportation prices impact our cost of packaging and raw materials we purchase, as well as our cost to deliver finished products to our customers. We have also experienced increases in prices of non-commodity materials we purchase. As a result, increases in the prices of commodities, transportation and other materials may increase our cost of sales and present the same types of risks as described above.

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

Our business could be negatively affected by supply, capacity, labor, information technology, logistics and other disruptions or the costs incurred to avoid these disruptions.

Supply, capacity, information technology and logistics disruptions (which may be caused by a variety of factors, including public health crises such as the COVID-19 outbreak or other outbreaks of diseases or illnesses, weather conditions, governmental controls, tariffs, national emergencies, natural or man-made disasters, other force majeure events, abrupt political change, terrorist activity and armed conflict, or other similar events) or our failure to mitigate such disruptions could adversely affect our ability to manufacture, package or transport our products or require additional resources to maintain or restore our supply chain. In addition, labor shortages or an increase in the cost of labor could adversely affect our profit margins and results of operations. As a result of the COVID-19 pandemic, there could be continued or renewed restrictions on our ability to travel or disruptions in our supply chain or ability to manufacture our products, as well as temporary closures of our facilities or those of our suppliers or customers, any of which could impact our sales and operating results. Some of our products require raw materials and/or packaging that are provided by a limited number of suppliers, or are demanded by other industries or are simply not available at times. Problems or delays experienced by these suppliers as a result of labor shortages or other events could lead to shortages in our production capacity, which could impact our ability to meet customer demand. In addition, as we grow or experience increased customer demand, our existing suppliers may not be able to meet our increasing demand, and we may need to find additional suppliers. We may not be able to secure suppliers who provide materials at, or services to, the specification, quantity and quality levels that we demand (or at all) or be able to negotiate acceptable fees and terms of services with any such suppliers. Additionally, such disruptions have resulted in challenges in addressing or backlogs and further backlog could develop in the event of continued disruptions.

Further, some of our products are manufactured on equipment at or near its capacity thus limiting our ability to sell additional volumes of such products until more capacity is obtained. Additionally, as with all manufacturing facilities, equipment and infrastructure age and become subject to increasing maintenance and repair and the costs associated with such maintenance and repair may be significant. We have experienced increased costs and shortages in repair parts and our ability to procure components to repair equipment essential for our manufacturing processes could also be negatively impacted by various restrictions or disruptions in supply chains, among other items. In addition, an increase in truck or ocean freight costs may reduce our profitability, and a decrease in transportation availability may affect our ability to deliver our products to our customers and consequently decrease customer satisfaction and future orders. See “Increases in energy, commodity and transportation costs would increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices and surcharges” for additional risks related to increased transportation costs and logistics disruptions. Disruptions arising from the foregoing or other events could adversely impact our results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2022, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarize our Common Stock and Class B stock purchases during this period. There are no shares of our Class A Common Stock currently outstanding.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
For the Three Months Ended January 31, 2022	Total Number of Shares Purchased[3]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[4]
Common Stock
November 1, 2021 to November 30, 2021	12,691	$34.95	10,933	737,654
December 1, 2021 to December 31, 2021	303	$32.80	—	737,351
January 1, 2022 to January 31, 2022	100,242	$34.51	—	637,109

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

3 Includes 2,061 Common Stock shares surrendered by employees to pay taxes related to restricted stock awards.

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

10.1
Amendment No. 1 dated December 16, 2021 to the Amended and Restated Note Purchase and Private Shelf Agreement among Oil-Dri Corporation of America, PGIM, Inc. and existing noteholders and purchasers named therein.
Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on December 17, 2021.

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

Dated:  March 11, 2022