Form 10-Q
period 2022-04-30
Oil-Dri Corp of America
filed 2022-06-07
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 30, 2022
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2022.
Common Stock – 5,147,400 Shares and Class B Stock – 2,045,415 Shares

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

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including, but not limited to, those described herein and in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 and from time to time in our filings with the SEC. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

“Oil-Dri” and “Ultra-Clear” are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	(unaudited)
ASSETS	April 30, 2022	July 31, 2021
Current Assets
Cash and cash equivalents	$22,825	$24,591
Accounts receivable, less allowance of $1,149 and $1,174 at April 30, 2022 and July 31, 2021, respectively	43,287	40,923
Inventories	34,951	23,598
Prepaid repairs	6,150	6,088
Prepaid expenses and other assets	6,489	6,742
Total Current Assets	113,702	101,942

Property, Plant and Equipment
Cost	276,396	274,825
Less accumulated depreciation and amortization	(174,166)	(178,885)
Total Property, Plant and Equipment, Net	102,230	95,940

Other Assets
Goodwill	3,618	9,262
Other intangibles, net of accumulated amortization of $497 and $385 at April 30, 2022 and July 31, 2021, respectively	1,473	1,743
Customer list, net of accumulated amortization of $7,536 and $7,321 at April 30, 2022 and July 31, 2021, respectively	249	464
Deferred income taxes	3,410	2,096
Operating lease right-of-use assets	9,934	8,619
Other	6,836	7,500
Total Other Assets	25,520	29,684

Total Assets	$241,452	$227,566

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	April 30, 2022	July 31, 2021
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	10,099	9,206
Dividends payable	1,845	1,865
Operating lease liabilities	1,766	2,036
Accrued expenses	26,697	24,883
Total Current Liabilities	41,407	38,990

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $212 and $122 at April 30, 2022 and July 31, 2021, respectively	32,788	7,878
Deferred compensation	4,926	4,370
Pension and postretirement benefits	3,919	4,922
Long-term operating lease liabilities	9,552	8,022
Other	3,105	4,152
Total Noncurrent Liabilities	54,290	29,344

Total Liabilities	95,697	68,334

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,682,968 shares at April 30, 2022 and 8,561,311 shares at July 31, 2021	868	856
Class B Stock, par value $.10 per share, issued 2,397,056 shares at April 30, 2022 and 2,397,056 shares at July 31, 2021	240	240
Additional paid-in capital	51,117	48,271
Retained earnings	175,368	180,443
Noncontrolling interest	(362)	(307)
Accumulated Other Comprehensive Loss:
Pension and postretirement benefits	(4,349)	(4,428)
Cumulative translation adjustment	124	311
Total Accumulated Other Comprehensive Loss	(4,225)	(4,117)
Less Treasury Stock, at cost (3,535,568 Common and 351,641 Class B shares at April 30, 2022 and 3,192,702 Common and 346,491 Class B shares at July 31, 2021)	(77,251)	(66,154)
Total Stockholders’ Equity	145,755	159,232

Total Liabilities & Stockholders’ Equity	$241,452	$227,566

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(in thousands, except for per share amounts)

	(unaudited)
	For the Nine Months Ended April 30,
	2022	2021

Net Sales	$255,431	$226,852
Cost of Sales (1)	(210,397)	(176,417)
Gross Profit	45,034	50,435
Selling, General and Administrative Expenses (1)	(41,054)	(39,083)
Loss on Impairment of Goodwill	(5,644)	—
(Loss) Income from Operations	(1,664)	11,352

Other (Expense) Income
Interest expense	(868)	(542)
Interest income	26	54
Other, net	1,734	1,210
Total Other Income, Net	892	722

(Loss) Income Before Income Taxes	(772)	12,074
Income Tax Benefit (Expense)	1,195	(1,651)
Net Income	423	10,423
Net Loss Attributable to Noncontrolling Interest	(55)	(87)
Net Income Attributable to Oil-Dri	$478	$10,510

Net Income Per Share
Basic Common	$0.06	$1.52
Basic Class B Common	$0.05	$1.14
Diluted Common	$0.06	$1.49
Diluted Class B Common	$0.05	$1.11
Average Shares Outstanding
Basic Common	5,042	5,144
Basic Class B Common	1,933	1,928
Diluted Common	5,153	5,256
Diluted Class B Common	1,963	1,969
Dividends Declared Per Share
Basic Common	$0.8100	$0.7800
Basic Class B Common	$0.6075	$0.5850

(1) See Note 1 of the Notes to the unaudited Condensed Consolidated Financial Statements for further information about amounts included in this line item.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Nine Months Ended April 30,
	2022	2021

Net Income Attributable to Oil-Dri	$478	$10,510

Other Comprehensive (Loss) Income:
Pension and postretirement benefits (net of tax)	79	494
Cumulative translation adjustment	(187)	520
Other Comprehensive (Loss) Income	(108)	1,014
Total Comprehensive Income	$370	$11,524

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended April 30,
	2022	2021

Net Sales	$85,761	$76,255
Cost of Sales (1)	(70,131)	(61,289)
Gross Profit	15,630	14,966
Selling, General and Administrative Expenses (1)	(14,013)	(13,035)
Loss on Impairment of Goodwill	(5,644)	—
(Loss) Income from Operations	(4,027)	1,931

Other (Expense) Income
Interest expense	(378)	(186)
Interest income	9	14
Other, net	544	403
Total Other Income, Net	175	231

(Loss) Income Before Income Taxes	(3,852)	2,162
Income Tax Benefit	1,719	24
Net (Loss) Income	(2,133)	2,186
Net Loss Attributable to Noncontrolling Interest	(24)	(41)
Net (Loss) Income Attributable to Oil-Dri	$(2,109)	$2,227

Net (Loss) Income Per Share
Basic Common	$(0.32)	$0.32
Basic Class B Common	$(0.24)	$0.24
Diluted Common	$(0.32)	$0.32
Diluted Class B Common	$(0.24)	$0.24
Average Shares Outstanding (2)
Basic Common	4,932	5,133
Basic Class B Common	1,939	1,925
Diluted Common	4,932	5,242
Diluted Class B Common	1,939	1,965
Dividends Declared Per Share
Basic Common	$0.2700	$0.2600
Basic Class B Common	$0.2025	$0.1950
(1) See Note 1 of the Notes to the unaudited Condensed Consolidated Financial Statements for further information about amounts included in this line item.

(2) The effect of Basic Common and Basic Class B Common potential common stock equivalents related to non-vested restricted stock of 101 and 19, respectively, were excluded from the computation of average diluted shares outstanding for the three months ended April 30, 2022 as inclusion would have been anti-dilutive.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended April 30,
	2022	2021

Net (Loss) Income Attributable to Oil-Dri	$(2,109)	$2,227

Other Comprehensive (Loss) Income:
Pension and postretirement benefits (net of tax)	26	165
Cumulative translation adjustment	(93)	112
Other Comprehensive (Loss) Income	(67)	277
Total Comprehensive (Loss) Income	$(2,176)	$2,504
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	For the Three Months Ended April 30
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, January 31, 2021	10,937,617	(3,507,783)	$1,094	$46,890	$181,265	$(65,071)	$(11,517)	$(220)	$152,441
Net Income (Loss)	—	—	—	—	2,227	—	—	(41)	2,186
Other Comprehensive Income	—	—	—	—	—	—	277	—	277
Dividends Declared	—	—	—	—	(1,789)	—	—	—	(1,789)
Purchases of Treasury Stock	—	(21,159)	—	—	—	(736)	—	—	(736)
Net issuance of stock under long-term incentive plans	5,000	(4,350)	—	142	—	(141)	—	—	1
Amortization of Restricted Stock	—	—	—	559	—	—	—	—	559
Balance, April 30, 2021	10,942,617	(3,533,292)	$1,094	$47,591	$181,703	$(65,948)	$(11,240)	$(261)	$152,939

Balance, January 31, 2022	11,065,024	(3,732,596)	$1,107	$50,220	$179,322	$(72,862)	$(4,158)	$(338)	$153,291
Net Loss	—	—	—	—	(2,109)	—	—	(24)	(2,133)
Other Comprehensive Loss	—	—	—	—	—	—	(67)	—	(67)
Dividends Declared	—	—	—	—	(1,845)	—	—	—	(1,845)
Purchases of Treasury Stock	—	(151,913)	—	—	—	(4,305)	—	—	(4,305)
Net issuance of stock under long-term incentive plans	15,000	(2,700)	1	83	—	(84)	—	—	—
Amortization of Restricted Stock	—	—	—	814	—	—	—	—	814
Balance, April 30, 2022	11,080,024	(3,887,209)	$1,108	$51,117	$175,368	$(77,251)	$(4,225)	$(362)	$145,755

	For the Nine Months Ended April 30
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders' Equity
Balance, July 31, 2020	10,886,405	(3,426,046)	$1,089	$44,993	$176,579	$(62,269)	$(12,254)	$(174)	$147,964
Net Income (Loss)	—	—	—	—	10,510	—	—	(87)	10,423
Other Comprehensive Income	—	—	—	—	—	—	1,014	—	1,014
Dividends Declared	—	—	—	—	(5,386)	—	—	—	(5,386)
Purchases of Treasury Stock	—	(81,746)	—	—	—	(2,925)	—	—	(2,925)
Net issuance of stock under long-term incentive plans	56,212	(25,500)	5	749	—	(754)	—	—	—
Amortization of Restricted Stock	—	—	—	1,849	—	—	—	—	1,849
Balance, April 30, 2021	10,942,617	(3,533,292)	$1,094	$47,591	$181,703	$(65,948)	$(11,240)	$(261)	$152,939

Balance, July 31, 2021	10,958,367	(3,539,193)	$1,096	$48,271	$180,443	$(66,154)	$(4,117)	$(307)	$159,232
Net Income (Loss)	—	—	—	—	478	—	—	(55)	423
Other Comprehensive Loss	—	—	—	—	—	—	(108)	—	(108)
Dividends Declared	—	—	—	—	(5,553)	—	—	—	(5,553)
Purchases of Treasury Stock	—	(330,916)	—	—	—	(10,506)	—	—	(10,506)
Net issuance of stock under long-term incentive plans	121,657	(17,100)	12	579	—	(591)	—	—	—
Amortization of Restricted Stock	—	—	—	2,267	—	—	—	—	2,267
Balance, April 30, 2022	11,080,024	(3,887,209)	$1,108	$51,117	$175,368	$(77,251)	$(4,225)	$(362)	$145,755

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Nine Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2022	2021
Net Income	$423	$10,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,034	10,653
Non-cash stock-based compensation	2,267	1,849
Deferred income taxes	(1,311)	716
Provision for bad debts and cash discounts	(1)	(107)
Loss on impairment of goodwill	5,644	—
Loss on impairment of patent applications	323	—
Loss on the disposals of property, plant and equipment	346	10
(Increase) Decrease in assets:
Accounts receivable	(2,453)	(3,864)
Inventories	(11,456)	524
Prepaid expenses	181	(2,117)
Other assets	971	(1,066)
Increase (Decrease) in liabilities:
Accounts payable	1,333	(4,227)
Accrued expenses	1,120	(4,070)
Deferred compensation	556	602
Pension and postretirement benefits	(924)	(656)
Other liabilities	(1,593)	(330)
Total Adjustments	5,037	(2,083)
Net Cash Provided by Operating Activities	5,460	8,340

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16,012)	(10,757)
Proceeds from sale of property, plant and equipment	—	4
Net Cash Used in Investing Activities	(16,012)	(10,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	25,000	—
Payment of debt issuance costs	(114)	—
Dividends paid	(5,573)	(5,399)
Purchases of treasury stock	(10,506)	(2,925)
Net Cash Provided by (Used in) Financing Activities	8,807	(8,324)
Effect of exchange rate changes on Cash and Cash Equivalents	(21)	165
Net Decrease in Cash and Cash Equivalents	(1,766)	(10,572)
Cash and Cash Equivalents, Beginning of Period	24,591	40,890
Cash and Cash Equivalents, End of Period	$22,825	$30,318

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Nine Months Ended April 30,
	2022	2021
Supplemental disclosures:
Interest payments, net of amounts capitalized	$178	$198
Income tax payments	$219	$1,482
Non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$1,071	$751
Cash dividends declared and accrued, but not paid	$1,845	$1,795

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and nine months ended April 30, 2022 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2022.

Immaterial Correction of an Error in Previously Issued Financial Statements

Subsequent to the issuance of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, we identified an error in our historical financial statements related to the classification of certain costs as selling, general and administrative (“SG&A”) expenses relating to the production of our inventory that should be classified as cost of sales. These costs generally relate to our annual discretionary bonus and 401(k) employer match for our manufacturing employees, employee salaries for individuals in our support functions that spend a portion of their time related to our manufacturing operations such as IT, and other costs mostly related to consultants and outside services.

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

The effects of the corrections to each of the individual affected line items in our unaudited Condensed Consolidated Statements of Operations were as follows (in thousands):

	For the Three Months Ended April 30, 2021
	As Previously Reported	Corrections	As Corrected
Cost of Sales	$(59,732)	$(1,557)	$(61,289)

Selling, General and Administrative Expenses	$(14,592)	$1,557	$(13,035)

	For the Nine Months Ended April 30, 2021
	As Previously Reported	Corrections	As Corrected
Cost of Sales	$(171,853)	$(4,564)	$(176,417)

Selling, General and Administrative Expenses	$(43,647)	$4,564	$(39,083)

The related impacts to Inventory in our unaudited Condensed Consolidated Balance Sheet were not considered material and hence, were not adjusted.

The effects of the corrections to our Notes to the unaudited Condensed Consolidated Financial Statements for Operating Segments were as follows (in thousands):

	For the Three Months Ended April 30, 2021

	Income

	As Previously Reported	Reclassifications	Corrections	As Corrected

Business to Business Products	$7,146	$(161)	$(564)	$6,421

Retail and Wholesale Products	$2,898	$(50)	$(993)	$1,855

Corporate Expenses	$(8,113)	$211	$1,557	$(6,345)

	For the Nine Months Ended April 30, 2021

	Income

	As Previously Reported	Reclassifications	Corrections	As Corrected

Business to Business Products	$23,005	$(479)	$(1,710)	$20,816

Retail and Wholesale Products	$11,487	$(150)	$(2,854)	$8,483

Corporate Expenses	$(23,140)	$629	$4,564	$(17,947)

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications related to the transition of personnel, were not corrections of an error, and had no effect on the previously reported net income.

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

We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $531,000 and $256,000 as of April 30, 2022 and July 31, 2021, respectively. This liability is reported in Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. Revenue recognized during the nine months ended April 30, 2022 that was included in the liability for advance payments at the beginning of the period was $187,000.

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

Other Current and Noncurrent Liabilities. On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into U.S. law. The CARES Act provides for, among other things, deferral of the employer portion of social security taxes incurred through the end of calendar year (December) 2020. As permitted by the CARES Act, we deferred approximately $2,300,000 in payroll taxes in calendar year (December) 2020. $1,150,000 of the $2,300,000 was paid in the fourth quarter of calendar year (December) 2021 and $1,150,000 will be paid in the fourth quarter of calendar year (December) 2022. The remaining $1,150,000 accrual for these payroll taxes is included in Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet.

2. NEW ACCOUNTING PRONOUNCEMENTS AND REGULATIONS
Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASC 350). The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (the Step 2 test) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. The guidance is effective for us beginning with the first quarter of fiscal year 2023. Early adoption is permitted. We adopted this standard during the third quarter of fiscal year 2022 in conjunction with testing for our goodwill impairment. See Note 5 for additional information regarding the results of the impairment test performed.
Recently Issued Accounting Pronouncements

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

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	April 30, 2022	July 31, 2021
Finished goods	$18,084	$14,179
Packaging	9,043	5,084
Other	7,824	4,335
Total Inventories	$34,951	$23,598

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. The inventory obsolescence reserve values at April 30, 2022 and

July 31, 2021 were $610,000 and $641,000, respectively. Inventories, in all categories, have increased due to a combination of rising costs and building inventory levels for anticipated demand.

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
Level 3: Unobservable inputs.

Cash equivalents are primarily money market mutual funds classified as Level 1. We had no cash equivalents as of April 30, 2022 and July 31, 2021.

Balances of accounts receivable and accounts payable approximated their fair values at April 30, 2022 and July 31, 2021 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $35,051,000 and $10,231,000 as of April 30, 2022 and July 31, 2021, respectively, and are classified as Level 2. The fair value was estimated using the exit price notion of fair value.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, other than goodwill, include trademarks, patents, customer lists and product registrations. Intangible amortization expense was $116,000 and $146,000 in the third quarter of fiscal years 2022 and 2021, respectively. Intangible amortization expense was $369,000 and $451,000 in the first nine months of fiscal years 2022 and 2021, respectively. Estimated intangible amortization for the remainder of fiscal year 2022 is $116,000. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2023	$261
2024	$125
2025	$101
2026	$98
2027	$95
We have one acquired trademark recorded at a cost of $376,000 that was determined to have an indefinite life and is not amortized.

Much of our goodwill cannot be specifically assigned to one of our operating segments because of the shared nature of our production facilities; however, for purposes of our impairment analysis we estimated the goodwill allocation and assigned $5,644,000 to the Retail and Wholesale Products Group and $3,618,000 to the Business to Business Products Group.

Our goodwill impairment test is based on cash flow considerations and other approaches that require significant judgment with respect to volume, revenue, expenses and allocations. We determined that, as a result of lower share prices and the continued adverse impacts of rising costs and additional expenses to prevent supply chain disruptions, that we had a triggering event during the third quarter of fiscal 2022 that necessitated a goodwill impairment test. We performed a goodwill impairment test on our Retail and Wholesale Products Group and Business to Business Products Group reporting units and determined that the carrying value of our Retail and Wholesale Products Group reporting unit was higher than its fair value. As a result, we recorded goodwill impairment of $5,644,000 which left no remaining goodwill in the Retail and Wholesale Products Group reporting unit. We also performed a quantitative impairment analysis on the Business to Business Products Group reporting unit and concluded there was excess fair value over carrying value, therefore no impairment was recorded on this reporting unit.

We will continue to consider the need to re-perform impairment testing throughout the year when circumstances such as the ultimate effects of COVID-19, unexpected adverse economic factors, inflation, unanticipated technological changes, competitive activities and acts by governments and courts indicate that goodwill may become impaired.

6. ACCRUED EXPENSES

Accrued expenses is as follows (in thousands):

	April 30, 2022	July 31, 2021
Salaries, Wages, Commissions and Employee Benefits	$11,185	$10,806
Trade promotions and advertising	1,335	1,653
Freight	3,795	2,845
Real Estate Tax	631	1,002
Other	9,751	8,577
	$26,697	$24,883

The increase in freight cost is primarily due to increase in fuel prices, tight truck capacity, ongoing driver shortages, and supply chain issues. The accrual for other is higher at April 30, 2022 than July 31, 2021 due to an increase in accrual for rising natural gas costs and timing of certain plant purchases and expenses.

7. OTHER CONTINGENCIES

We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business, including ongoing litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows. In June 2020, the Company received notice from a former service provider alleging a breach of contract regarding the payment of a contingency fee. Such party subsequently, in July 2020, filed a lawsuit seeking to require the Company to participate in binding mediation regarding this matter. Although we believe this claim to be without merit, as of July 31, 2020, we determined a reasonable estimate of this liability within a range, with no amount within that range being a better estimate than any other amount, and therefore recorded that estimate in Other within Accrued expenses. There have been no changes during fiscal 2021 or the nine months ended April 30, 2022 that would have changed this estimate. We believe that any loss related to this matter is unlikely to be material. However, the outcome of this legal matter is subject to significant uncertainties. The ability to predict the ultimate outcome of this legal matter involves judgments, estimates and inherent uncertainties. The actual outcome could differ materially from management’s estimates.

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

We have no material finance leases, and variable costs for operating leases are immaterial for the three and nine months ended April 30, 2022. Operating lease costs are included in Cost of Sales or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,

	2022	2021	2022	2021
Operating Lease Cost
Operating lease cost	$707	$592	$2,059	$1,944
Short-term operating lease cost	123	173	431	535

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,

	2022	2021	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$633	$579	$1,830	$1,748

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	April 30, 2022	July 31, 2021
Weighted-average remaining lease term - operating leases	8.8 years	9.1 years
Weighted-average discount rate - operating leases	3.90%	3.88%

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of April 30, (in thousands):

2022	$568
2023	2,039
2024	1,881
2025	1,749
2026	1,467
Thereafter	5,661
Total	13,365
Less: imputed interest	(2,047)
Net lease obligation	$11,318

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

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2022	2021	2022	2021
Interest cost	$267	$292	$801	$875
Expected return on plan assets	(646)	(722)	(1,939)	(2,166)
Amortization of:
Other actuarial loss	36	218	108	653
Net periodic benefit cost	$(343)	$(212)	$(1,030)	$(638)

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2022	2021	2022	2021
Service cost	$31	$35	$92	$104
Interest cost	15	13	44	38
Amortization of:
Other actuarial loss	—	1	—	3
Prior service costs	(2)	(2)	(5)	(5)
Net periodic benefit cost	$44	$47	$131	$140

The non-service cost components of net periodic benefit cost are included in Other Income (Expense) in the line item Other, net on the unaudited Condensed Consolidated Statements of Income.

The Pension Plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We were not required to make, and did not voluntarily make, a contribution to the Pension Plan during the first nine months of fiscal year 2022. We have no minimum funding requirements for the remainder of fiscal year 2022.
The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three and Nine Months Ended April 30,
	2022	2021	2022	2021
Discount rate for net periodic benefit cost	2.57%	2.14%	2.10%	1.63%
Rate of increase in compensation levels	—%	—%	—%	—%
Long-term expected rate of return on assets	6.50%	6.50%	—%	—%

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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Nine Months Ended April 30,
Product	2022	2021	2022	2021
Cat Litter	$13,353	$10,826	$132,400	$121,820
Industrial and Sports	—	—	28,528	$23,477
Agricultural and Horticultural	21,469	18,665	—	—
Bleaching Clay and Fluids Purification	43,685	37,577	1,575	$1,457
Animal Health and Nutrition	14,421	13,030	—	—
Net Sales	$92,928	$80,098	162,503	$146,754

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended April 30,
Product	2022	2021	2022	2021
Cat Litter	$4,026	$3,214	$43,259	$39,941
Industrial and Sports	—	—	10,588	9,505
Agricultural and Horticultural	7,950	6,632	—	—
Bleaching Clay and Fluids Purification	14,145	12,171	539	516
Animal Health and Nutrition	5,254	4,276	—	—
Net Sales	$31,375	$26,293	$54,386	$49,962

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

	Assets
	April 30, 2022	July 31, 2021
	(in thousands)
Business to Business Products Group	$73,832	$69,023
Retail and Wholesale Products Group	109,024	103,268
Unallocated Assets	58,596	55,275
Total Assets	$241,452	$227,566

Net sales and operating income for each segment are provided below. The corporate expenses line includes certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as research and development, information systems, finance, legal, human resources and customer service. Corporate expenses also include the estimated annual incentive plan bonus accrual for employees dedicated to corporate operations. In addition, Income from our Business to Business and Retail and Wholesale Products as well as Corporate Expenses for the three and six months ended April 30, 2021 were adjusted for an immaterial correction of an error. See Note 1 of the Notes to the unaudited Condensed Consolidated Financial Statements.

	For the Nine Months Ended April 30,
	Net Sales		Income
	2022	2021	2022	2021
	(in thousands)
Business to Business Products Group	$92,928	$80,098	$20,052	$20,816
Retail and Wholesale Products Group	$162,503	146,754	$(2,113)	8,483
Net Sales	$255,431	$226,852
Corporate Expenses			(19,603)	(17,947)
(Loss) Income from Operations			(1,664)	11,352
Total Other Income, Net			892	722
(Loss) Income before Income Taxes			(772)	12,074
Income Tax Benefit (Expense)			1,195	(1,651)
Net Income			423	10,423
Net Loss Attributable to Noncontrolling Interest			(55)	(87)
Net Income Attributable to Oil-Dri			$478	$10,510

	For the Three Months Ended April 30,
	Net Sales		Income
	2022	2021	2022	2021
	(in thousands)
Business to Business Products Group	$31,375	$26,293	$5,716	$6,421
Retail and Wholesale Products Group	54,386	49,962	(3,113)	1,855
Net Sales	$85,761	$76,255
Corporate Expenses			(6,630)	(6,345)
(Loss) Income from Operations			(4,027)	1,931
Total Other Income, Net			175	231
(Loss) Income before Income Taxes			(3,852)	2,162
Income Tax Benefit			1,719	24
Net (Loss) Income			(2,133)	2,186
Net Loss Attributable to Noncontrolling Interest			(24)	(41)
Net (Loss) Income Attributable to Oil-Dri			$(2,109)	$2,227

12. STOCK-BASED COMPENSATION

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan, as amended (the “2006 Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,219,500. As of April 30, 2022, there were 249,969 shares available for future grants under this plan.

Restricted Stock

All of our non-vested restricted stock as of April 30, 2022 was issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 15,000 and 5,000 restricted shares of Common Stock granted during the third quarter of fiscal years 2022 and 2021, respectively. Stock-based compensation expense was $814,000 and $559,000 for the third quarter of fiscal years 2022 and 2021, respectively. Stock-based compensation expense was $2,267,000 and $1,849,000 for the first nine months of fiscal years 2022 and 2021, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2021	370	$33.96
Granted	122	$33.66
Vested	(68)	$34.62
Forfeitures	(17)	$34.56
Non-vested restricted stock outstanding at April 30, 2022	407	$33.73

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of April 30, 2022 (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2021	$(4,428)		$311	$(4,117)
Other comprehensive loss before reclassifications, net of tax	—		(187)	(187)
Amounts reclassified from accumulated other comprehensive income, net of tax	79	(a)	—	79
Net current-period other comprehensive income (loss), net of tax	79		(187)	(108)
Balance as of April 30, 2022	$(4,349)		$124	$(4,225)

(a) Amount is net of tax expense of $24,930. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans. See Note 10 of the Notes to the unaudited Condensed Consolidated Financial Statements for further information.

14. RELATED PARTY TRANSACTIONS
One member of our Board of Directors (the “Board”) retired from the role of President and Chief Executive Officer of a customer of ours in September 2019 and is currently party to a post-employment agreement with the customer. Total net sales to that customer, including sales to subsidiaries of that customer, were $112,000 and $72,000 for the third quarter of fiscal years 2022 and 2021, respectively and were $268,000 and $253,000 for the first nine months of fiscal years 2022 and 2021, respectively. Outstanding accounts receivable from that customer, and its subsidiaries, were $5,000 as of April 30, 2022 and $4,000 as of July 31, 2021.

One member of our Board is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $64,000 and $72,000 for the third quarter of fiscal years 2022 and 2021, respectively and were $629,000 and $273,000 for the first nine months of fiscal years 2022 and 2021, respectively. There were no outstanding accounts payable to that vendor as of April 30, 2022 or July 31, 2021.

15. SUBSEQUENT EVENTS

Effective June 3, 2022, we entered into Amendment No. 2 (the “Amendment”) to the Amended and Restated Note Purchase and Private Shelf Agreement (the “Note Agreement”) with PGIM, Inc. (“Prudential”) and certain existing noteholders affiliated with Prudential named therein. The Amendment, among other things, revises the definition of Consolidated EBITDA (Earnings Before Interest, Depreciation, and Amortization) within the Note Agreement.

Effective June 6, 2022, we entered into a modification (the “Modification”) to the credit agreement (the “Credit Agreement”) with BMO Harris N.A. The Modification, among other things, revises the definition of Consolidated EBITDA and Consolidated EBITR (Earnings Before Interest, Taxes, and Rent) within the Credit Agreement.

The revised definitions of Consolidated EBITDA and consolidated EBITR are relevant to our quarterly covenant calculations based on the amended definitions noted above. The goodwill impairment recorded in the three months ended April 30, 2022, described in Note 5 of the Notes to the unaudited Condensed Consolidated Financial Statements was excluded from the quarterly covenant calculations based on the amended definitions summarized above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our Consolidated Financial Statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Forward-Looking Statements” and Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2022 and of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

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
As further discussed below, our consolidated net sales increased in the third quarter and in the first nine months of fiscal year 2022 compared to the third quarter and first nine months of fiscal year 2021. Net sales of our industrial and sports products as well as most of our fluids purification products have mostly returned to pre-pandemic levels as many businesses and sports have re-opened and air travel has been increasing. Despite the overall increase in net sales, we have not experienced any significant issues collecting amounts due from customers to date. However, parts of our business continue to be negatively impacted by the pandemic and varying recoveries from and resurgences of the pandemic in certain areas. Net sales for our industrial granules in the United Kingdom have just recently started to increase in fiscal year 2022 as a result of the return of demand following the impact of the pandemic (and also certain timing impacts). While we have had an overall increase in net sales of our fluids purification products, not all regions have resumed travel to the same extent as prior to the pandemic. In addition, net sales of our animal health and nutrition products have been dampened due to COVID-19 in certain geographic areas, particularly in China, which has continued to impose restrictions and quarantine requirements in response to COVID-19 outbreaks. We have also experienced an increase in backlog due, in part, to supply chain disruptions, shipping delays and availability of labor amidst unprecedented demand for our products. We have put in place measures to reduce the backlog that was generated during the first nine months of fiscal year 2022, including hiring additional labor, adding additional work shifts, improving operating productivity in our plants, upgrading our manufacturing facilities and equipment and increasing our overseas freight forwarders.
As discussed below in "Consolidated Results," gross profit has declined in both the third quarter and the first nine months of fiscal year 2022 compared to the same periods in fiscal year 2021 related to rising costs and supply chain disruptions. We have faced longer lead times for some of our materials purchases, which have contributed to an increase in our backlog but we have been able to avoid significant out of stock issues for most of our materials. Where possible, we have found other suppliers to meet the increase in customer demand for our products. In addition, the cost of repair parts has increased but this has not caused any significant disruption to our business. While we have experienced a shortage of production labor at certain times during the first nine months of fiscal year 2022, which has been a contributing factor to our increase in backlog, we have been able to hire additional labor and reduce our backlog related to production constraints in the third quarter of fiscal year 2022. We are closely monitoring the continuation, resurgence in certain areas, and effects of COVID-19 on all aspects of our business, including how it has impacted and may impact our suppliers and customers as well as the effects of the pandemic on economic conditions and the financial markets. In general, we have seen an increase in costs, particularly as it relates to commodities as the economy continues to react to, and recover from, the pandemic and demand surpasses supply. We have also seen costs increasing due to inflation. In addition to rising commodity costs, several of our suppliers have passed along non-commodity price increases they have experienced in their own business. However, we have not experienced any significant interruptions, and we will continue to closely monitor our inventory levels to mitigate the risk of any potential supply interruptions or changes in customer demand. It is possible that significant disruptions could occur if the pandemic and other factors such as labor shortages, ongoing geopolitical tensions, and other strains on the supply chain continue to put pressure on production, transportation, and shipping as a result of an imbalance of supply and demand or if there are continued increases in costs that we are unable to recover. The impacts of COVID-19 and related economic conditions on our future results are uncertain at this time. The scope, duration, and magnitude of the direct and indirect effects of COVID-19 continue to evolve (and in many cases, rapidly) in ways that are difficult or impossible to anticipate. In addition, although COVID-19 has not materially impacted our net sales to date, it remains uncertain whether and how consumers will modify their purchasing habits in response to the ongoing COVID-19 pandemic and/or the lifting or relaxing and/or re-imposition of mandates as various geographies experience resurgences and abatement of the pandemic. As a result, our results to date may not be indicative of the impact that COVID-19 may have on our results for the remainder of fiscal year 2022.
The impacts of COVID-19 to our specific operating segments are discussed below.

NINE MONTHS ENDED APRIL 30, 2022 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2021

CONSOLIDATED RESULTS

Consolidated net sales for the nine months ended April 30, 2022 were $255,431,000, a 13% increase compared to net sales of $226,852,000 for the nine months ended April 30, 2021. Net sales increased for both our Retail and Wholesale Products Group and Business to Business Products Group due to an increase in sales volume and higher prices instituted to compensate for rising costs. The increase in demand for our products during the first nine months of fiscal year 2022 has led to an increase in our backlog of orders. We have hired additional manufacturing personnel, expanded our production shifts, increased production equipment and made various repairs to equipment in order to reduce our backlog as well as increase our use of alternate modes of transportation. We continue to analyze the constraints on our operations and implement strategies to meet the increase in customer demand. Segment results are discussed further below.
Consolidated gross profit for the first nine months of fiscal year 2022 was $45,034,000, or 18% of net sales, compared to $50,435,000, or 22%, of net sales, for the first nine months of fiscal year 2021. Higher freight, packaging, natural gas, and non-fuel manufacturing costs per ton drove the decrease in gross profit. We continue to experience high freight costs both domestically and with respect to ocean freight. Domestic freight costs per ton, excluding the freight we no longer charge to a significant customer who now picks up its own purchases, increased approximately 32% in the first nine months of fiscal year 2022 compared to the same period of fiscal year 2021. The increase relates to, in part, higher transportation rates due to a national driver shortage and tight trucking capacity. The continued increase in cost of diesel fuel has also contributed to the higher transportation rates. Currently, availability of diesel fuel reserves in the United States is tight, which is driving the increase in cost. Ocean freight costs have increased due to rising fuel costs and export fees. In addition, our overall freight costs can vary between periods depending on the mix of products sold and the geographic distribution of our customers. Packaging costs per ton for the first nine months of fiscal year 2022 were approximately 32% higher compared to the first nine months of fiscal year 2021 due to higher commodity costs, particularly as it relates to resin and pallet costs. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices. The cost of natural gas per ton used to operate kilns that dry our clay was 100% higher in the first nine months of fiscal year 2022 compared to the first nine months of fiscal year 2021 due to higher natural gas prices, which are being driven by demand surpassing available supply as well as the ongoing conflict between Russia and Ukraine. Non-fuel manufacturing costs per ton also increased during the first nine months of fiscal year 2022 compared to fiscal year 2021 by 13%. The increase in non-fuel manufacturing costs relate to higher repairs, utility costs, labor and benefit costs, and costs of purchased materials. In addition to the above, during the first nine months of fiscal year 2022, several suppliers started to pass along non-commodity price increases related to cost increases experienced in their own businesses and we expect such increases to persist. While we have faced higher costs due to the reasons mentioned above, we continue to strive to restore our historical margins utilizing various strategies including reducing costs where possible, increasing sales volume, and implementing price increases.

Total selling, general and administrative (“SG&A”) expenses of $41,054,000 for the first nine months of fiscal year 2022 were higher by $1,971,000, or 5%, compared to $39,083,000 for the first nine months of fiscal year 2021. SG&A expenses for the operating segments were essentially flat for the first nine months of fiscal year 2022 compared to the same period in the prior fiscal year and unallocated corporate expenses were higher by $1,656,000, or 9%. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments. The increase in unallocated corporate expenses were driven by higher professional fees related to costs for various outside services related to growing business needs and strategic initiatives.

Loss on impairment of goodwill of $5,644,000 related to the impairment of goodwill at our Retail and Wholesale Products Group reporting unit. Our goodwill impairment test is based on cash flow considerations and other approaches that require significant judgment with respect to volume, revenue, expenses and allocations. We determined that, as a result of lower share prices and the continued adverse impacts of rising costs and additional expenses to prevent supply chain disruptions, that, despite improving margins, we had a triggering event during the third quarter of fiscal 2022 that necessitated a goodwill impairment test and resulted in the carrying value of our Retail and Wholesale Products Group reporting unit being higher than its fair value which led to the $5,644,000 impairment charge.

Other income of $892,000 for the first nine months of fiscal year 2022 was higher than the same period in fiscal year 2021 by $170,000 and included less periodic benefit costs related to our pension plan and insurance recoveries related to our property, plant and equipment partially offset by higher interest expense and exchange rate losses.

Consolidated net (loss) income before taxes for the first nine months of fiscal year 2022 was a loss of $772,000 compared to net income before taxes of $12,074,000 for the first nine months of fiscal year 2021. Results for the first nine months of fiscal year 2022 were driven by the factors discussed above.

We had a tax benefit for the first nine months of fiscal year 2022 of $1,195,000 compared to tax expense of $1,651,000 for the first nine months of fiscal year 2021. Our tax benefit was driven primarily by the tax impact of our goodwill impairment, lower net income and one-time tax savings identified during the third quarter of fiscal year 2022. We used an estimated annual effective tax rate (“ETR”) in determining our provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first nine months of fiscal year 2022 increased compared to the first nine months of fiscal year 2021 for all our products. Net sales were $92,928,000 for the first nine months of fiscal year 2022, an increase of $12,830,000, or 16%, from net sales of $80,098,000 for the first nine months of fiscal year 2021. Net sales of our fluids purification products increased approximately $6,108,000, or 16%, compared to the first nine months of the prior fiscal year. The increase in net sales occurred for a variety of reasons, including new customer wins, increased sales to existing customers, increase in air travel in most regions, price increases that were instituted to offset rising costs, and in some cases, timing of net sales. Much of the increase in net sales relates to North America, but net sales in Latin America and Asia also increased and sales in Europe decreased slightly during the first nine months of fiscal year 2022 compared to the same period in fiscal year 2021 due to ocean freight shipping delays. Similar to our Retail and Wholesale Products Group cat litter business, our co-packaged coarse cat litter business experienced a significant increase of $2,527,000 or 23% in net sales during the first nine months of fiscal year 2022 compared to fiscal year 2021 primarily due to price increases and to some extent, an increase in volume. Net sales of our agricultural and horticultural chemical carrier products increased approximately $2,804,000, or 15%, for the first nine months of fiscal year 2022 compared to the same period in fiscal year 2021 as a result of continued strong demand for these products as well as price increases. Net sales of our animal health and nutrition products increased $1,391,000, or 11%, during the first nine months of fiscal year 2022 compared to the first nine months of the prior year. The increase in net sales relates to several new customers, a new product line in North America, and in general, timing of when sales occur. Despite the overall increase in net sales, ocean freight delays continue to negatively impact our business as does COVID-19, particularly in China which has continued to impose restrictions and quarantine requirements in response to COVID-19 outbreaks. See “Foreign Operations” below for a discussion of net sales for our foreign operations that sell our animal health and nutrition products.

SG&A expenses for the Business to Business Products Group increased approximately 20% or $1,771,000 for the first nine months of fiscal year 2022 compared to the same period of the prior fiscal year. We continued to invest in our animal health business, which resulted in higher costs due to increased headcount of sales and leadership personnel, increased travel costs, and increased marketing efforts associated with our animal feed additives. The increase in SG&A expenses in the first nine months of fiscal year 2022 also related to an increase in bad debt expense and a write off of patent applications. These higher costs were, to some degree, reduced by favorable exchange rates.

The Business to Business Products Group’s operating income for the first nine months of fiscal year 2022 was $20,052,000, a decrease of $764,000, or 4%, from operating income of $20,816,000 for the first nine months of fiscal year 2021. The decrease in operating income was driven by higher freight, packaging, natural gas, and non-fuel manufacturing costs per ton as discussed in “Consolidated Results” above as well as higher SG&A expenses.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first nine months of fiscal year 2022 were $162,503,000, an increase of $15,749,000, or 11%, from net sales of $146,754,000 for the first nine months of fiscal year 2021 driven by higher net sales of both our cat litter and industrial and sports products. Total cat litter net sales were approximately $10,580,000, or 9%, higher compared to the first nine months of the prior fiscal year due to increased sales volume and price increases in response to rising costs. Net sales of branded scoopable litter, private label lightweight and heavyweight litter, and accessories (liners) increased in the first nine months of fiscal year 2022 as we gained business from new customers and existing customers either purchased certain of our products for the first time or increased the volume of their purchases from us. E-commerce sales were also higher during the first nine months of fiscal year 2022 compared to fiscal year 2021. The impact of COVID-19 on increased pet adoption continues to boost sales as well as the overall macro trend of increased spending on pets. In addition, cat litter net sales increased despite revising our shipping terms with one of our significant customers in the fourth quarter of fiscal year 2021 to provide that freight charges are the responsibility of such customer and are no longer included in the prices charged. Cat litter net sales by our subsidiary in Canada further contributed to the net sales increase, as discussed in “Foreign Operations” below. Also included in the Retail and Wholesale Products Group's results were increased net sales of our industrial and sports products compared to the first nine months of fiscal year 2021. Net sales of our industrial and sports products increased approximately $5,051,000, or 22%, compared to the first nine months of fiscal year 2021, due to an increase in volume due to the re-opening of businesses and sports fields as well as new customers and an increase in selling price per ton as we continue to respond to rising costs.

SG&A expenses for the Retail and Wholesale Products Group were lower by approximately $1,467,000, or 11%, during the first nine months of fiscal year 2022 compared to the first nine months of fiscal year 2021 primarily due to lower advertising costs partially offset by compliance penalties caused by supply chain disruptions, unfavorable exchange rates and higher travel and personnel costs. We anticipate total advertising expense in fiscal year 2022 will be lower compared to fiscal year 2021.
The Retail and Wholesale Products Group experienced an operating loss for the first nine months of fiscal year 2022 of $2,113,000, a decrease of $10,596,000, or 125%, from operating income of $8,483,000 for the first nine months of fiscal year 2021. The decrease in operating income was driven by the goodwill impairment charge recorded in the third quarter of fiscal year 2022 as well as higher freight, packaging, natural gas and non-fuel costs which outpaced the increase in net sales as described in “Consolidated Results” above.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China, Mexico and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first nine months of fiscal year 2022 were $14,353,000, an increase of $1,341,000, or 10%, compared to net sales of $13,012,000 during the first nine months of fiscal year 2021. All of our foreign operations, with the exception of our subsidiary in Mexico, experienced an increase in net sales during the first nine months of fiscal year 2022 compared to fiscal year 2021.Total net sales of our subsidiary in Canada during the first nine months of fiscal year 2022 increased by $1,521,000, or 22%, compared to the same period in fiscal year 2021 driven by higher cat litter net sales. Cat litter sales were $1,834,000 higher during the first nine months of fiscal year 2022 than in the same period in fiscal year 2021. The increase in cat litter sales was mainly driven by a key customer carrying three of our products for the first time as well as price increases instituted in response to rising costs. The increase in cat litter sales was partially offset by lower net sales of our industrial absorbent granules in the first nine months of fiscal year 2022 compared to the first nine months of fiscal year 2021. Net sales of industrial absorbent granules were higher in the first nine months of fiscal year 2021 as companies emerged from the constraints of the pandemic and there was a surge in demand. Net sales of our subsidiary in the United Kingdom in the first nine months of fiscal year 2022 increased by $118,000, or 8%, compared to net sales in the first nine months of fiscal year 2021. The increase related to timing of net sales and partly due to demand starting to slowly return post pandemic. Net sales of our subsidiary in Mexico decreased during the first nine months of fiscal year 2022 compared to the same period of fiscal year 2021 by $567,000, or 28%, as the first nine months of fiscal year 2021 included net sales of products in that region that are no longer part of our business strategy. Despite the negative impacts of COVID-19 in China, net sales of our subsidiary in China increased $100,000, or 4%, during the first nine months of fiscal year 2022 compared to the first nine months of fiscal year 2021 due primarily to the addition of a new customer. Net sales by our foreign subsidiaries represented 6% of our consolidated net sales during the first nine months of fiscal years 2022 and 2021.

Our foreign subsidiaries reported a net loss of $847,000 for the first nine months of fiscal year 2022, compared to a net loss of $177,000 for the first nine months of fiscal year 2021. The net loss in the first nine months of fiscal year 2022 was primarily driven by unfavorable exchange rates, lower net sales for our subsidiary in Mexico, higher cost of sales, and higher SG&A expenses by our subsidiary in China due to increased sales personnel and marketing of our animal feed additives as we continue to invest in our animal health and nutrition products.

Identifiable assets of our foreign subsidiaries as of April 30, 2022 were $12,594,000, compared to $12,572,000 as of July 31, 2021.

THREE MONTHS ENDED APRIL 30, 2022 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2021

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended April 30, 2022 were $85,761,000, a 12% increase compared to net sales of $76,255,000 for the three months ended April 30, 2021. Net sales increased for both our Retail and Wholesale Products Group and Business to Business Products Group due to an increase in sales volume and higher prices instituted to compensate for rising costs. The increase in demand for our products has continued to result in higher backlog but we have put in place measures to reduce backlog. See discussion above in “Results from Operations - Nine Months Ended April 30, 2022 compared to Nine Months ended April 30, 2021” for more detail on backlog. Segment results are discussed below.

Consolidated gross profit for the three months ended April 30, 2022 was $15,630,000, or 18% of net sales, compared to $14,966,000, or 20%, of net sales, for the three months ended April 30, 2021. Higher freight, packaging, natural gas, and non-fuel manufacturing costs per ton drove the decrease in gross profit. Despite the decrease in gross profit compared to the first quarter of fiscal year 2021, we are starting to experience stronger margins during the third quarter of fiscal year 2022 as the selling prices of our products are starting to catch up to rising costs. We continue to experience high freight costs both domestically and with respect to ocean freight. Domestic freight costs per ton, excluding the freight we no longer charge to a significant customer who now picks up its own purchases, increased approximately 27% in the third quarter of fiscal year 2022 compared to the same period of fiscal year 2021. The increase relates, in part, to higher transportation rates due to a national driver shortage and tight trucking capacity. The continued increase in cost of diesel fuel has also contributed to the higher transportation rates. Currently, availability of diesel fuel reserves in the United States is tight, which is driving the increase in cost. Ocean freight costs have increased due to rising fuel costs and export fees. Our overall freight costs can also vary between periods depending on the mix of products sold and the geographic distribution of our customers. Packaging costs per ton for the third quarter of fiscal year 2022 were approximately 24% higher compared to the third quarter of fiscal year 2021 due to higher commodity costs, particularly as it relates to resin and pallet costs. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices. The cost of natural gas per ton used to operate kilns that dry our clay was 115% higher in the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021 due to higher natural gas prices which are being driven by demand surpassing available supply as well as the ongoing conflict between Russia and Ukraine. Non-fuel manufacturing costs per ton also increased during the third quarter of fiscal year 2022 compared to fiscal year 2021 by 12%. The increase in non-fuel manufacturing costs relate to higher repairs, utility costs, labor and benefit costs and costs of purchased materials. In addition to the above, several suppliers have passed along non-commodity price increases related to cost increases experienced in their own businesses and we expect such increases to persist. While we have faced higher costs due to the reasons mentioned above, we continue to strive to restore our historical margins utilizing various strategies including reducing costs where possible, increasing sales volume and implementing price increases.

Total SG&A expenses of $14,013,000 for the third quarter of fiscal year 2022 were higher by $978,000, or 8%, compared to $13,035,000 for the third quarter of fiscal year 2021. While unallocated corporate expenses increased 285,000 or 4% during the third quarter of fiscal year 2022 compared to fiscal year 2021, SG&A expenses for the operating segments were the primary driver of the increase. The discussion below describes the SG&A expenses allocated to the operating segments. Unallocated corporate expenses included higher professional fees related to costs for various outside services related to growing business needs and strategic initiatives partially offset by lower personnel costs.

Loss on impairment of goodwill of $5,644,000 related to the impairment of goodwill at our Retail and Wholesale Products Group reporting unit. Our goodwill impairment test is based on cash flow considerations and other approaches that require significant judgment with respect to volume, revenue, expenses and allocations. We determined that, as a result of lower share prices and the continued adverse impacts of rising costs and additional expenses to prevent supply chain disruptions, that, despite improving margins, we had a triggering event during the third quarter of fiscal 2022 that necessitated a goodwill impairment test and resulted in the carrying value of our Retail and Wholesale Products Group reporting unit being higher than its fair value which led to the $5,644,000 impairment charge.

Other income of $175,000 for the third quarter of fiscal year 2022 was lower than the same period in fiscal year 2021 by $56,000 and included higher interest expense and exchange rate losses.

Consolidated net loss before taxes for the third quarter of fiscal year 2022 was $3,852,000, compared to net income before taxes of $2,162,000 for the third quarter of fiscal year 2021. Results for the third quarter of fiscal year 2022 were driven by the factors described above.

We had a tax benefit for the third quarter of both fiscal years 2022 and 2021 of $1,719,000 and $24,000, respectively. Our tax benefit in the third quarter of fiscal year 2022 was driven primarily by the tax impact of our goodwill impairment, net operating losses and one-time tax savings identified during the third quarter of fiscal year 2022. We used an estimated annual ETR in determining our provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion. The tax benefit in the third quarter of fiscal year 2021 reflected a decrease in our expected annual taxable income as well as certain employment related credits we were able to take advantage in addition to a tax deduction for foreign-derived income.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the third quarter of fiscal year 2022 increased compared to the third quarter of fiscal year 2021 for all our products. Net sales were $31,375,000, an increase of $5,082,000, or 19%, from net sales of $26,293,000 for the third quarter of fiscal year 2021. Net sales of our fluids purification products increased approximately $1,974,000, or 16%, in the third quarter of fiscal year 2022 compared to same period in fiscal year 2021. The increase in net sales occurred for a variety of reasons, including new customer wins, increased sales to existing customers, increase in air travel in most regions, price increases that were instituted to offset rising costs and in some cases, timing of net sales. In particular, net sales of our Ultra-Clear products rebounded as global air travel increased compared to the same period last year in most, but not all, regions. Much of the increase in net sales relates to North America, but net sales in Latin America, Europe and Asia either increased or remained essentially flat during the third quarter of fiscal year 2022 compared to the same period in fiscal year 2021. Net sales of our agricultural and horticultural chemical carrier products increased approximately $1,318,000, or 20%, in the third quarter of fiscal year 2022 compared to the same period in fiscal year 2021 driven by both volume and price increases. While volume is still higher during the third quarter of fiscal year 2022 than the same period in fiscal year 2021, several of our customers are still experiencing their own supply chain disruptions, which negatively impacts their demand of our products. Net sales of our animal health and nutrition products increased approximately $978,000, or 23%, in the third quarter of fiscal 2022 compared to the third quarter of fiscal year 2021 due to a significant increase in volume of net sales. The increase in net sales is the direct result of our focus on our animal health and nutrition products and the fruition of increased SG&A efforts to grow the animal health and nutrition business as discussed below. The increase in net sales relates to several new customers, a new product line in North America, and to some extent, timing of when net sales occur. Despite the overall increase in net sales, ocean freight delays continue to negatively impact our business. In addition, while the impacts of COVID-19 are still dampening sales in China as a result of restrictions and quarantine requirements imposed in that region in response to COVID-19 outbreaks, net sales from our subsidiary in China increased during the third quarter of fiscal year 2022 compared to fiscal year 2021 primarily due to a new customer. See “Foreign Operations” below for a discussion of net sales for our foreign operations that sell our animal health and nutrition products. Similar to our Retail and Wholesale Products Group cat litter business, our co-packaged coarse cat litter business experienced a significant increase of $812,000, or 25%, in net sales during the third quarter of fiscal year 2022, compared to the same quarter in fiscal year 2021, primarily due to price increases and to some extent, an increase in sales volume.

SG&A expenses for the Business to Business Products Group increased approximately $1,008,000, or 34%, in the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021. We continued to invest in our animal health business, which resulted in higher costs due to increased headcount of sales and leadership personnel, increased travel costs, broker commissions, and increased marketing efforts associated with our animal feed additives. The increase in SG&A expenses in the third quarter of fiscal year 2022 also related to higher bad debt expense and a write off of patent applications. These higher costs were, to some degree, reduced by favorable exchange rates.

The Business to Business Products Group’s operating income for the third quarter of fiscal year 2022 was $5,716,000, a decrease of $705,000, or 11%, from operating income of $6,421,000 in the third quarter of fiscal year 2021. The decrease in operating income was driven by the higher sales partially offset by higher SG&A expenses and an increase in freight, packaging, materials, natural gas, and non-fuel manufacturing costs discussed in “Consolidated Results” above.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the third quarter of fiscal year 2022 were $54,386,000, an increase of $4,424,000, or 9%, from net sales of $49,962,000 for the third quarter of fiscal year 2021 driven by net sales of both our cat litter and industrial and sports products. Total cat litter net sales were approximately $3,318,000, or 8%, higher in the third quarter of fiscal year 2022 compared to the same period in fiscal year 2021 due to increased sales volume and price increases in response to rising costs. Net sales of branded scoopable litter, private label lightweight and heavyweight litter increased in the third quarter of fiscal year 2022 as existing customers increased the volume of their purchases from us. The impact of COVID-19 on increased pet adoption continues to boost sales as well as the overall macro trend of increased spending on pets. In addition, cat litter net sales increased despite revising our shipping terms with one of our significant customers in the fourth quarter of fiscal year 2021 to provide that freight charges are the responsibility of such customer and are no longer included in the prices charged. In addition, net sales of cat litter by our subsidiary in Canada continue to increase as further discussed in “Foreign Operations” below. E-commerce sales decreased during the third quarter of fiscal year 2022 compared to the same period in fiscal year 2021 as we lost one of our customers due to price increases. Also included in the Retail and Wholesale Products Group's results were increased net sales of our industrial and sports products compared to the third quarter of fiscal year 2021. Net sales of our industrial and sports products increased approximately $1,083,000, or 11%, in the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021, due to both an increase in volume due to the re-opening of businesses and sports fields and winning some smaller customers as well as an increase in selling price per ton in response to rising costs.

SG&A expenses for the Retail and Wholesale Products Group were lower in the third quarter of fiscal year 2022 than in fiscal year 2021 by 7%, or $293,000, primarily due to lower advertising costs partially offset by compliance penalties caused by supply chain disruptions, unfavorable exchange rates and personnel costs.

The Retail and Wholesale Products Group experienced an operating loss for the third quarter of fiscal year 2022 of $3,113,000, a decrease of $4,968,000, compared to operating income of $1,855,000 for the third quarter of fiscal year 2021. The decrease in operating income was driven by the goodwill impairment charge recorded in the third quarter of fiscal year 2022 as well as higher freight, packaging, natural gas, and non-fuel manufacturing costs which outpaced the increase in net sales as described above in “Consolidated Results.”

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the United Kingdom, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in China, Mexico and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the third quarter of fiscal year 2022 were $4,727,000, a 13% increase compared to net sales of $4,174,000 in the third quarter of fiscal year 2021. All of our foreign operations, with the exception of our subsidiary in Mexico, experienced an increase in net sales during the third quarter of fiscal year 2022 compared to fiscal year 2021. Total net sales of our subsidiary in Canada during the third quarter of fiscal year 2022 increased by $294,000, or 12%, compared to the same period in fiscal year 2021 driven by cat litter net sales. Cat litter net sales for our subsidiary in Canada increased by approximately $605,000, or 35%, in the third quarter of fiscal year 2022 compared to the same period of fiscal year 2021 due to both an increase in volume and price increases. Cat litter sales in Canada experienced increased sales to existing customers, a key customer carrying three of our products they had not previously purchased, and to some extent, an increase in sales due to our ability to meet demand that our competitors could not. Partially offsetting this increase was a decrease in net sales of our industrial absorbent granules in the third quarter of fiscal year 2022 compared to the same period in fiscal year 2021 because net sales were particularly strong in the third quarter of fiscal year 2021 as companies were emerging from the pandemic and were rebuilding stock. Net sales of our absorbent granules by our subsidiary in the United Kingdom were modestly higher during the third quarter of fiscal year 2022 compared to the same period in fiscal year 2021 by $24,000 or 5%. This increase related partly to timing of net sales and partly to demand starting to slowly return in the United Kingdom. Net sales of our animal health and nutrition products by our subsidiary in China increased in the third quarter of fiscal year 2022 compared to the same period in fiscal year 2021 by $228,000, or 40%, despite the continued impacts of the pandemic in China. The increase in net sales related primarily to a new customer. Net sales by our subsidiary in Mexico decreased $147,000, or 25%, in the third quarter of fiscal year 2022 compared to the same period in fiscal year 2021 as the third quarter of fiscal year 2021 included net sales of products that are no longer part of our business strategy. Our foreign subsidiaries' net sales represented approximately 6% and 5% of consolidated net sales during the third quarter of fiscal years 2022 and 2021, respectively.

Our foreign subsidiaries reported a net loss of $34,000 for the third quarter of fiscal year 2022 compared to a net loss of $134,000 for the third quarter of fiscal year 2021. The net loss in the third quarter of fiscal year 2022 was primarily driven by unfavorable foreign exchange rates, higher cost of sales, and higher SG&A expenses incurred by our subsidiary in China due to increased sales personnel and marketing of our animal feed additives as we continue to invest in our animal health and nutrition products.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to fund our capital requirements, including funding working capital needs; purchasing and upgrading equipment, facilities (including significant renovations at one of our plants), information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; making pension contributions; and, from time to time, business acquisitions, and funding our debt service requirements. During the first nine months of fiscal year 2022, we principally funded these requirements using cash from current operations as well as cash generated in the second quarter of fiscal year 2022 from borrowings under our Series Senior C Notes (described below).

We currently anticipate cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements. In addition, we are actively monitoring the timing and collection of our accounts receivable. Given the dynamic nature of COVID-19 and its effects, as well as the current inflationary environment and impacts of supply chain disruption on our business, we will continue to assess our liquidity needs and to actively manage our spending.
The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended April 30,
	2022	2021
Net cash provided by operating activities	$5,460	$8,340
Net cash used in investing activities	(16,012)	(10,753)
Net cash provided by (used in) financing activities	8,807	(8,324)
Effect of exchange rate changes on cash and cash equivalents	(21)	165
Net decrease in cash and cash equivalents	$(1,766)	$(10,572)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first nine months of fiscal years 2022 and 2021 were as follows:

Deferred income taxes increased $1,311,000 in the first nine months of fiscal year 2022 primarily due to the tax benefit related to the deductible portion of noncash impairment charge of goodwill that is deductible for tax purposes in future years. Deferred income taxes decreased $716,000 in the first nine months of fiscal year 2022 due to changes in restricted stock balances in the ordinary course of business.

Accounts receivable, less allowance for doubtful accounts, increased $2,454,000 in the first nine months of fiscal year 2022 compared to an increase of $3,971,000 in the first nine months of fiscal year 2021. Accounts receivable increased in both fiscal years 2022 and 2021 due to the increase in net sales in both periods. In addition, the variation in accounts receivable balances reflect differences in the level and timing of collections as well as the payment terms provided to various customers.

Inventory increased $11,456,000 in the first nine months of fiscal year 2022 compared to a decrease of $524,000 in the first nine months of fiscal year 2021. Inventory increased during the first nine months of fiscal year 2022 due to rising costs and building inventory levels to meet demand and thwart potential supply chain disruptions. We also increased our inventory to be able to meet demand during a planned shutdown for equipment repairs at one of our plants. The decrease in inventory in the first nine months of fiscal year 2021 was due to increased demand, which depleted inventory levels and was partially offset by higher packaging costs.

Prepaid expenses decreased $181,000 in the first nine months of fiscal year 2022 due to lower prepaid advertising costs partially offset by higher prepaid insurance costs due to the rising cost of insurance and timing of premium payments. Prepaid expenses increased $2,117,000 in the first nine months of fiscal year 2021 driven primarily by prepayment of income taxes. This increase in fiscal year 2021 was partially offset by lower prepaid advertising costs and insurance.

Other assets decreased $971,000 in the first nine months of fiscal year 2022 compared to an increase of $1,066,000 in the first nine months of fiscal year 2021. The decrease in other assets in the first nine months of fiscal year 2022 related to capitalized pre-production costs being transferred to property, plant and equipment as the mines are now in production, partly reduced by an increase in long-term royalties. The increase in other assets in the first nine months of fiscal year 2021 related primarily to an increase in capitalized pre-production mining costs partly offset by amortization of our operating lease right-of-use lease assets.

Accounts payable increased $1,333,000 in the first nine months of fiscal year 2022 compared to a decrease of $4,227,000 in the first nine months of fiscal year 2021. Higher trade payables drove the increase in accounts payable in the first nine months of fiscal year 2022. Lower trade payables drove the decrease in accounts payable in the first nine months of fiscal year 2021 as well as income taxes payable being in a prepaid position versus a payable position at the end of the third quarter of fiscal year 2021. Trade and freight payables vary in both periods due to the timing of payments, fluctuations in the cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses increased $1,120,000 in the first nine months of fiscal year 2022 compared to a decrease of $4,070,000 in the first nine months of fiscal year 2021. The increase in accrued expenses during the first nine months of fiscal year 2022 is attributable to an increase in freight costs, natural gas prices and salaries and benefits. These increases were somewhat lessened by lower accrued advertising costs. Accrued expenses decreased $4,070,000 in the first nine months of fiscal year 2021 due to decreases in our discretionary accrued bonus, advertising costs, and real estate taxes offset by an increase in accrued freight and a reclassification of one of our accruals from long term to short term. Accrued freight can vary with freight rates, timing of shipments, and production requirements as well as supply and demand. In addition, accrued plant expenses can also fluctuate due to timing of payments, changes in the cost of goods and services we purchase, production volume levels and vendor payment terms.

Other liabilities decreased $1,593,000 in the first nine months of fiscal 2022 compared to a decrease of $330,000 during the first nine months of fiscal year 2021. The decrease in other liabilities for the first nine months of both fiscal years 2022 and 2021 relate to the timing of when payments for the deferral of employer taxes under the CARES Act are due.

Net cash used in investing activities

Cash used in investing activities of $16,012,000 in the first nine months of fiscal year 2022 were higher compared to cash used in investing activities of $10,753,000 in the first nine months of fiscal year 2021 driven by capital expenditures. During the first nine months of fiscal year 2022 we expanded our plant equipment and improved our facilities to support increased demand for our products as well as made improvements to our IT network.

Net cash used in financing activities

Cash provided by financing activities of $8,807,000 in the first nine months of fiscal year 2022 was higher than cash used in financing activities of $8,324,000 in the first nine months of fiscal year 2021. The first nine months of fiscal year 2022 included the issuance of $25,000,000 of notes payable offset by higher repurchases of stock than in the first nine months of fiscal year 2021.

Other

Total cash and investment balances held by our foreign subsidiaries of $3,107,000 as of April 30, 2022 were slightly higher than the April 30, 2021 balances of $3,054,000. See further discussion in “Foreign Operations” above.

On January 31, 2019, we signed a fifth amendment to our credit agreement with BMO Harris Bank N.A. (“BMO Harris”), which expires on January 31, 2024. The agreement provides for a $45,000,000 unsecured revolving credit agreement and a maximum of $10,000,000 for letters of credit. The agreement terms also state that we may select a variable interest rate based on either the BMO Harris prime rate or a LIBOR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of April 30, 2022, the variable rates would have been 3.75% for the BMO Harris prime-based rate or 2.58% for the three-month LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of April 30, 2022 and 2021, we were in compliance with the covenants. There were no borrowings during the first nine months of either fiscal year 2021 or 2022.

On May 15, 2020, we entered into a debt instrument pursuant to which, among other things, we issued $10,000,000 in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 and entered into an amended note agreement that provides the Company with the ability to request, from time to time until May 15, 2023 (or such earlier date as provided for in the agreement), additional senior unsecured notes of the Company in an aggregate principal amount of up to $75,000,000 minus the aggregate principal amount of the notes then outstanding and the additional notes that have been accepted for purchase. The issuance of such additional notes is at the discretion of the noteholders and purchasers and on an uncommitted basis. Pursuant to the amended note agreement, on December 16, 2021, the Company issued $25,000,000 in aggregate principal amount of its 3.25% Series C Senior Notes due December 16, 2031. As of April 30, 2022 outstanding notes payable were $33,788,000, net of $212,000 of unamortized debt issuance costs.

See Note 15 of the Notes to the unaudited Condensed Consolidated Financial Statements and Item 5 "Other Information" in this Quarterly Report on Form 10-Q for discussion on amendments made to the credit agreement with BMO Harris and our Senior Note Agreements.

As of April 30, 2022, we had remaining authority to repurchase 485,196 shares of Common Stock and 273,100 shares of Class B Stock under a repurchase plan approved by our Board of Directors (the “Board”). Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management pursuant to the repurchase plan approved by our Board.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company's operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended July 31, 2021. There have been no material changes to our risk factors since the Company's Annual Report on Form 10-K for the year ended July 31, 2021 except as set forth in the Company's Quarterly Report for the quarter ended January 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2022, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarize our Common Stock and Class B stock purchases during this period. There are no shares of our Class A Common Stock currently outstanding.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
For the Three Months Ended April 30, 2022	Total Number of Shares Purchased[3]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[4]
Common Stock
February 1, 2022 to February 28, 2022	1,038	$33.78	—	636,071
March 1, 2022 to March 31, 2022	98,112	$28.42	—	537,959
April 1, 2022 to April 30, 2022	52,763	$28.08	—	485,196

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

3 Includes 1,913 Common Stock shares surrendered by employees to pay taxes related to restricted stock awards.

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

ITEM 5. OTHER INFORMATION

Effective June 3, 2022, the Company entered into Amendment No. 2 (the “Amendment”) to the Amended and Restated Note Purchase and Private Shelf Agreement (the “Note Agreement”) with PGIM, Inc. (“Prudential”) and certain existing noteholders affiliated with Prudential named therein and, effective June 6, 2022, a modification (the “Modification”) to the credit agreement with BMO Harris. Among other things, the Amendment revises the definition of Consolidated EBITDA within the Note Agreement and the Modification revises definition of Consolidated EBITDA and Consolidated EBITR within the credit agreement. See Note 15 of the Notes to the unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference. The foregoing description of the Amendment and Modification is only a summary and is qualified in its entirety by reference to the full text of the Amendment and Modification, which are filed as exhibits to this Quarterly Report on this Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

10.1	Oil-Dri BMO - Modification to BMO Harris Bank N.A. Credit Agreement.	Filed herewith.

10.2	Amendment No. 2 to Amended and Restated Note Purchase and Private Shelf Agreement.	Filed herewith.

11	Statement re: Computation of Earnings Per Share.	Filed herewith.

31	Certifications pursuant to Rule 13a–14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosures.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101	Filed herewith.

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

Dated:  June 7, 2022