Form 10-K
period 2022-07-31
Oil-Dri Corp of America
filed 2022-10-13
CIK 74046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended July 31, 2022
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
Yes ☐ No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 31, 2022 was $180,521,731.

Number of shares of each class of Oil-Dri’s capital stock outstanding as of September 30, 2022:
Common Stock – 5,074,630 shares        Class B Stock – 2,045,415 shares        Class A Common Stock – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Oil-Dri’s Proxy Statement for its 2022 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) not later than November 28, 2022 (120 days after the end of Oil-Dri’s fiscal year ended July 31, 2022), are incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

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

TRADEMARK NOTICE

    Agsorb, Ambio, Amlan, Calibrin, Cat’s Pride, ConditionAde, Flo-Fre, Fresh & Light, Jonny Cat, KatKit, MD-09, Metal-X, Metal-Z, NeoPrime, Oil-Dri, Pel-Unite, Perform, Pro Mound, Pro's Choice Sports Field Products, Pure-Flo, Rapid Dry, Saular, Select, Sorbiam, Terra-Green, Ultra-Clear, Varium and Verge, as well as other registered or common law trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of Oil-Dri Corporation of America or of its subsidiaries. Fresh Step is a registered trademark of The Clorox Pet Products Company.

PART I
ITEM 1 – BUSINESS

OVERVIEW OF BUSINESS

Except as otherwise indicated herein or as the context otherwise requires, references to “Oil-Dri,” the “Company,” “we,” “us” or “our” refer to Oil-Dri Corporation of America and its subsidiaries.

Oil-Dri is a leader in developing, manufacturing and/or marketing sorbent products. Our sorbent products are principally produced from hydrated aluminosilicate minerals, primarily consisting of calcium bentonite, attapulgite and diatomaceous shale, which we refer to collectively as our “clay,” our “minerals,” or “Fuller's Earth.” We surface mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California. We produce both absorbent and adsorbent products from our clay. Absorbents, like sponges, draw liquids up into their many pores. Examples of our absorbent clay products are Cat’s Pride and Jonny Cat branded premium cat litter, as well as other private label cat litters. Additional examples are our Oil-Dri branded floor absorbents, Amlan branded animal health and nutrition solutions for livestock, and Agsorb and Verge agricultural chemical carriers. Adsorbent products attract impurities in liquids, such as metals and surfactants, and form low-level chemical bonds. Examples of our adsorbent products are our Ultra-Clear clarification clays. Our Pure-Flo, Supreme, Perform and Select bleaching clay products act as purification media for edible and non-edible oils. We also sell nonclay-based products, such as our Oil-Dri synthetic sorbents used for automotive, industrial and marine cleanup as well as plastic cat litter box liners. Our principal products are described in more detail below.

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

Animal Health and Nutrition Solutions

We produce, or use contract processors to produce, Amlan brand name and private label products that support good health and productivity of species in livestock industries. For example, our products, including our Calibrin, Varium and NeoPrime products in our international markets, and Sorbiam, Ambio P and Ambio S products to customers in North America, provide a number of solutions for swine, poultry and dairy cattle livestock production. In addition, our MD-09 moisture manager product is a feed additive for the reduction of wet droppings in poultry and our Pel-Unite and Pel-Unite Plus products are specialized animal feed pellet binders.

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

Bleaching Adsorbent Products

We produce an array of adsorbent products for bleaching, purification and filtration applications that are used around the world by edible oil processors, as well as by refiners of jet fuel and other petroleum-based products. Bleaching clays are used by edible oil processors to adsorb soluble contaminants that promote oxidation problems. Our Pure-Flo and Perform bleaching clays remove impurities, such as trace metals, chlorophyll and color bodies, in various types of edible oils. Perform products provide increased activity for hard-to-bleach oils. Our Select adsorbents are used in a pre-treatment process to remove metals and trace soap in vegetable oil processing. Our Select adsorbents can also be used to pre-treat oil in the processing of biodiesel. Metal-X and Metal-Z are highly efficient adsorbents for the renewable diesel market. Our Ultra-Clear product is used as a purification and filtration medium for jet fuel and other petroleum-based products. These products are sold in the United States and in international markets by our team of technical sales employees, distributors and sales agents.

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

Co-packaged products. We have a long-term supply arrangement with A&M Products Manufacturing Company, a subsidiary of The Clorox Company ("Clorox") (which is material to our business) under which we manufacture branded non-clumping litters. Under this co-manufacturing relationship, the marketer controls all aspects of sales, marketing, and distribution, as well as the odor control formula, and we are responsible for manufacturing. Under the long-term supply agreement with Clorox we have the exclusive right to supply Clorox’s requirements for Fresh Step coarse cat litter up to certain levels.

Industrial and Automotive Products

We manufacture and/or sell products made from clay, polypropylene and recycled materials that absorb oil, acid, paint, ink, water and other liquids. These products have industrial, automotive, marine and home applications. Our clay-based sorbent products, such as Oil-Dri branded and private label floor absorbents, are used for floor maintenance in industrial applications to provide a non-slip and non-flammable surface for workers. These floor absorbents are also used in automotive repair facilities, car dealerships and other industrial applications, as well as for home use in garages and driveways. Our Oil-Dri branded polypropylene-based and recycled products are sold in various forms, such as pads, rolls, socks, booms and spill kits.

Industrial and automotive sorbent products are sold through distribution networks that includes industrial, auto parts, safety, sanitary supply, chemical and paper distributors. These products are also sold through environmental service companies, mass-merchandisers, catalogs and through e-commerce.

Sports Products

We manufacture and sell both branded and private label sports products. Pro’s Choice Sports Field Products are used on baseball, softball, football, cricket, and soccer fields. Pro’s Choice soil conditioners are used in field construction or as top dressing to improve drainage, suppress dust and improve field performance. Pro Mound packing clay is used to construct pitcher’s mounds, catcher's stations and batter’s boxes. Rapid Dry drying agent is used to wick away excess water from the infield. Sports products are used at all levels of play, including professional, college and high school and on municipal fields. These products are sold through distributors of sport turf materials as well as to sports field product users.

BUSINESS SEGMENTS

We have two reportable operating segments for financial reporting derived from the different characteristics of our two major customer groups: the Retail and Wholesale Products Group and the Business to Business Products Group. The Retail and Wholesale Products Group customers include mass merchandisers, wholesale clubs, drugstore chains, pet specialty retail outlets, dollar stores, retail grocery stores, direct customers through e-commerce, distributors of industrial cleanup and automotive products, environmental service companies and users of sports field products and sports turf materials. The Business to Business Products Group customers include processors and refiners of edible oils, petroleum-based oils and biodiesel fuel; manufacturers of animal feed and agricultural chemicals; distributors of animal health and nutrition products. Certain financial information on both segments is contained in Note 2 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

FOREIGN OPERATIONS

Our foreign operations are located in Canada, which is included in the Retail and Wholesale Products Group, and the United Kingdom, China, Switzerland, Mexico and Indonesia, which are included in the Business to Business Products Group.

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

We own a 78.4% interest in a distributor in Mexico, Agromex Importaciones, S.A de C.V. This distributor sells, among other products, our animal health and nutrition products.

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

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (“Walmart”) and its affiliates accounted for approximately 16% and 18% of our total net sales for fiscal years 2022 and 2021, respectively. Walmart is a customer in our Retail and Wholesale Products Group. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customer other than those described in this paragraph would not be expected to have a material adverse effect on our business.

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

We have six principal competitors in our Retail and Wholesale Products Group, including one of which is also our customer. Two of the principal competitors relate to our Industrial and Sports products. The overall cat litter market has grown in recent years. The overwhelming majority of all cat litter is mineral based, including both scoopable and coarse non-clumping litters. Cat litters based on alternative strata such as paper, various agricultural waste products and silica gels have niche positions. Scoopable products have a majority of the cat litter market share followed by coarse non-clumping litters. The market share for scoopable cat litter and coarse non-clumping litter share decreased slightly during fiscal year 2022.

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

RESEARCH AND DEVELOPMENT

We develop new products and applications and improve existing products at our research and development center in Vernon Hills, Illinois. The center includes a pilot plant that simulates the production processes of our customers and our manufacturing plants. In addition, our microbiology lab is within walking distance of our existing research and development center and is dedicated primarily to the development of our animal health products. Our staff (and various consultants they engage from time to time) have experience in disciplines such as biology, microbiology, chemistry, physics, mathematics, geological and earth science, material science, geochemistry, physical catalysis, animal nutrition, and the animal sciences. In the past several years, our research efforts have resulted in a number of new sorbent products and processes. The research and development center produces prototype samples and tests new products for customer trial and evaluation. No significant research and development was customer sponsored, and all research and development costs are expensed in the period in which incurred. See Note 1 of the Notes to the Consolidated Financial Statements for further information about research and development expenses.

BACKLOG; SEASONALITY

As of July 31, 2022 and 2021, the value of our backlog of orders were approximately $6,622,000 and $3,729,000 respectively. Certain customers place orders for a full year of orders with future requested ship dates. Accordingly, we define backlog as purchase orders that we have received from customers and that we have accepted, but that have not shipped by the customers’ requested ship dates. This value was determined by the number of tons on backlog order and the net selling prices. In previous periods, we reported backlog values based on the broader definition of backlog as purchase orders that we have received from customers and that we have accepted, but that have not yet shipped. We consider our business, taken as a whole, to be moderately seasonal; however, business activities of certain customers (such as agricultural chemical manufacturers and edible oil producers) are subject to such seasonal factors as crop acreage planted, product formulation cycles and weather conditions.

EFFECTS OF INFLATION

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation, processing equipment, purchased raw materials and packaging, energy and borrowings under our credit facility. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these costs.

RESOURCES

Patents

We have obtained or applied for patents for certain of our processes and products sold to customers in both the Retail and Wholesale Products Group and the Business to Business Products Group. U.S. patents are currently granted for a term of 20 years from the date the patent application is filed and durations of patents issued outside of the United States vary from country to country. Our patents, particularly our U.S. patents, are highly important to our business and we assert our patent rights and vigorously protect our patents from apparent infringement where appropriate, although no single patent is considered material to the business as a whole. The risks associated with our patents (and intellectual property, generally), are discussed in Item 1A, Risk Factors.

Reserves

We mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California; we also have reserves in Nevada, Oregon and Tennessee. We estimate that our proven mineral reserves as of July 31, 2022 were approximately 101,393,000 tons in aggregate and our probable reserves were approximately 176,352,000 tons in aggregate, for a total of 277,745,000 tons of mineral reserves. Based on our rate of consumption during fiscal year 2022, and without regard to any of our reserves in Nevada, Oregon and Tennessee, we consider our proven and probable reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, are reflected at cost on our balance sheet.

It is our policy to attempt to maintain a minimum of forty years of proven and probable reserves of each type of clay at each location. We have an ongoing program of exploration for additional reserves but we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During fiscal year 2022, we utilized these reserves to produce substantially all of the sorbent products that we sold.

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

Mining Operations

We have continuously conducted mining operations in Ripley, Mississippi since 1963, in Ochlocknee, Georgia since 1968, in Blue Mountain, Mississippi since 1989, in Mounds, Illinois since 1998 and in Taft, California since 2002. Our clay is surface mined on a year-round basis, using large earth moving scrapers, bulldozers, or excavators and off-road trucks to strip off overburden (non-usable material atop desired clay). The desired clay is then loaded into dump trucks and transported to the processing facilities. The stripping, mining and hauling of our clay is performed in-house as well as by independent contractors. Our current operating mines range in distance from immediately adjacent to approximately 13 miles from the related processing plants. Processing facilities are generally accessed from the mining areas by private and public roads and in some instances by public highways. Each of our processing facilities maintains inventories of unprocessed clay of approximately one week of production requirements. All key permits have either been obtained by us, or approval is expected to be received in the normal course of business. See Item 2 “Properties” below for additional information regarding our mining properties and operations.

The following schedule summarizes the net book value of land and other plant and equipment for each of our manufacturing facilities as of July 31, 2022 (in thousands). Of the land and mineral rights, $2,165 relates to mineral rights. Mineral rights as of July 31, 2022 were $1,205, $835 and $125 for our properties in Illinois, California, and Georgia, respectively.

	Land & Mineral Rights	Plant and Equipment
Ochlocknee, Georgia	$10,829	$33,548
Ripley, Mississippi	$2,893	$16,536
Mounds, Illinois	$1,637	$4,882
Blue Mountain, Mississippi	$939	$8,910
Taft, California	$1,854	$11,754
Energy

We primarily used natural gas in the processing kilns to dry our clay products during fiscal year 2022. We monitor gas market trends and we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. We do not have any forward purchase contracts as of the fiscal year ended July 31, 2022.

HUMAN CAPITAL MANAGEMENT AND RESOURCES

Overview

During fiscal year 2022, we had approximately 869 employees, who we refer to as our teammates. 119, 15, and 688 of our U.S. teammates work in our corporate functions, research and development and manufacturing, respectively. In addition, 47 of our teammates are employed by our foreign subsidiaries in corporate and manufacturing functions. We believe our corporate offices, research and development center and manufacturing facilities are currently adequately staffed but there is no guarantee that, given the current state of the on-going novel coronavirus pandemic ("the coronavirus" or "COVID-19") and macro-economic environment, that this will always be possible. Approximately 61 of our teammates in the U.S. and approximately 13 of our teammates in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations to be satisfactory.

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

Oil-Dri's culture and the objectives that we focus on in managing our business are based on our “WE CARE” values. “WE CARE” is an acronym for remembering our core values, which is the moral standard that we endeavor to apply to our teammates, customers, vendors, and other stakeholders. We continuously work to reinforce these values through leading by example, training, and rewarding positive behaviors. We use “WE CARE” values as a moral compass to constantly strive for continuous improvement. These values are embedded into everything we do and are reflected in our Code of Ethics and Business Conduct, formal policies and procedures, annual training including training on workplace harassment, and a strong governance structure. Our WE CARE values are also the basis of our formal teammate recognition process.

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

C x C x C stands for Communication, Customer Focus, and Continuous Improvement.

Our Code of Ethics and Business Conduct details how we act in accordance with these fundamental standards. The first “E” in WE CARE represents Ethics. Oil-Dri’s ethical culture is one of our greatest strengths and areas of emphasis by our Board of Directors and management team. Our CEO is frequently asked to speak on this topic at local business schools, including the Kellogg School of Management at Northwestern, and Marquette University. Our CEO’s continued messaging to all Oil-Dri teammates about the importance of our ethical culture helps maintain a strong Tone at the Top for our entire organization.

We have codified our compliance and ethics requirements through the Code of Ethics and Business Conduct, the Human Rights Policy, and the Whistleblower Response Policy.

Our Compliance Committee meets quarterly and is comprised of members of Oil-Dri leadership as well as the owners of our three compliance functions: Trade, Regulatory, and Anti-Corruption. Our Trade compliance function works to make sure we are in alignment with all applicable export laws and regulations, and screens all new international customers, distributors and/or agents against the various restricted and denied party lists before they can do business with Oil-Dri. Our Regulatory compliance team ensures our product registrations meet the complex and multiple requirements of the various countries, as well as U.S. states, in which we do business. Our Anti-Corruption compliance team works with Human Resources to address potential risks related to compliance with anti-corruption regulations in various jurisdictions, including by ensuring that teammates attest to Oil-Dri’s Code of Ethics and Business Conduct, which was updated in 2021, and that the Company’s Code of Ethics and Business Conduct provides appropriate tools and guidance to the Company’s teammates. These two groups also work together to make sure teammates understand the specific requirements around Conflicts of Interest, including any disclosures where relevant. As part of the focus on addressing potential risks and ensuring a global understanding of the various applicable policies and requirements, we have also translated our Code of Ethics and Business Conduct into Mandarin and Spanish. Our Board of Directors also annually attests to Oil-Dri’s Code of Ethics and Business Conduct. The Anti-Corruption team also conducts a thorough Third-Party Due Diligence process that includes the use of compliance software. Third parties are selected for this process based on a risk analysis that includes potential interaction with government officials as well as the Corruption Perception Index published by Transparency International (an international non-profit) of the countries in which they do business. In addition, distributors and agents agreements include a mandatory anti-corruption regulatory compliance section.

Oil-Dri has strong policies and procedures in place for Anti-Corruption and Conflicts of Interest. This includes training and attestation requirements where appropriate. Oil-Dri is committed to whistleblower protection and uses a third-party anonymous hotline where teammates across the globe can reach out via phone or internet with any concerns they may have and be ensured of anonymity in reporting if they so desire. The Company has documented and implemented procedures to ensure the protection of whistleblowers' employment status as well as protection from harassment in the workplace. Our Anti-Corruption training emphasizes the necessity of whistleblower procedures, protection, and zero tolerance for retaliation. This training is given within the first few months of hire to all new teammates in international locations, and to those with sales and/or leadership roles that interact with customers and/or teammates outside the U.S. Additionally, Anti-Corruption training is repeated annually at our Global Sales Meeting for all attending teammates; these are sales teams across the globe as well as all Oil-Dri leadership personnel. Sales teams that have an international focus receive additional training at this meeting, which allows for more small group discussion and a chance to ask about individual compliance risks and experiences.

As individual hotline cases are investigated, the Company's Compliance Department works with Human Resources and any other teammates involved in the investigation to ensure confidentiality is maintained and whistleblowers are protected; our compliance training emphasizes that this is not only required by law, but clearly fits with our WECARE values. All cases are investigated to conclusion, with follow up provided, where possible, on an anonymous basis back to the whistleblower through the anonymous third-party hotline.

Diversity, Equity and Inclusion

WE CARE for all.

Our strength as a company comes from leveraging the uniqueness of all teammates and those in our communities. We strive to promote a diverse and inclusive workforce for all.

Oil-Dri’s success is enhanced by striving for a workforce that reflects the diversity of the communities and countries in which we live and work. We embrace all people, regardless of race, sex, gender identity, age, religion, nationality, physical ability or sexual orientation. Diverse perspectives are encouraged and needed in order help our company achieve its vision and continue to grow. We are committed to cultivating and preserving a culture of inclusion. That is why we created a Diversity, Equity and Inclusion Committee to help us live up to our WE CARE core values. This committee represents a diverse group of colleagues across locations, functions and communities who are the Company’s champions for our diversity, equity, and inclusion initiatives. The committee strives to bring awareness and understanding of human diversity as a corporate imperative by engaging teammates in pertinent conversation, training, and education. As the committee evolves, additional programs will be introduced.

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

Teammate Health and Wellness

The success of our business is fundamentally connected to the well-being of our teammates. As such, the health and wellness of our teammates is a top priority of ours. We offer robust and generous benefit programs, to those who qualify, which include, but are not limited to, health, prescription drug, dental, life insurance and disability insurance. We also offer wellness programs, to those who qualify, to help our teammates live healthy lives. Smoking cessation programs are offered to teammates at no cost. We also offer gym and weight loss reimbursement in order to encourage a healthy lifestyle. Our employee assistance program provides face-to-face, telephonic and online counseling services for a variety of potential needs that our teammates may have. Our commitment to the wellness of our teammates is further evidenced by our paid time off and sick days program, which are part of the work/life balance component of our WE CARE values framework.

Workplace Flexibility

During fiscal year 2022, Oil-Dri established a hybrid work environment for non-manufacturing teammates with the option for some positions to be 100% remote. Oil-Dri offers a wide range of employment opportunities including full and part-time positions which support our Work/Life Balance values. By providing these flexible work options, among other initiatives, we are able to attract and retain diverse talent throughout the Company.

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

In response to COVID-19, we implemented significant safety changes which comply with government regulations. This included work from home arrangements for our teammates who can perform their jobs offsite and additional safety measures (including, among other actions, the provision of PPE and implementation of vigorous cleaning and sanitation protocols) for teammates continuing critical on-site work.

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

In addition to the environmental, health and safety requirements related to our mining and manufacturing operations and facilities, there has been increased federal, state and international regulation with respect to the content, labeling, use, packaging, registration, trade compliance, advertising, and disposal of products that we sell. For example, in the United States, some of our operations, products, product claims, labeling and advertising are regulated by the Food and Drug Administration, the Consumer Product Safety Commission, the Occupational Safety and Health Administration, the Mine Safety and Health Administration, the Environmental Protection Agency and the Federal Trade Commission. Most states have agencies that regulate in parallel to these federal agencies. In addition, our international sales and operations are subject to regulation in each of the foreign jurisdictions in which we manufacture, distribute or sell our products. There is increasing federal and state regulation with respect to the content, labeling, use, and disposal after use of various products we sell. Throughout the world, but particularly in the United States and Europe, there is also increasing government scrutiny and regulation of the food chain and products entering or affecting the food chain. We endeavor to be in compliance at all times and in all material respects with those regulations and to assist our customers in that compliance.

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

A significant portion of our net sales comes from the sale of products in mature categories, some of which have had, at times, experienced little or no volume growth or have had volume declines in recent fiscal years. A significant part of our future growth and financial performance will require that we successfully introduce new products or extend existing product offerings to meet emerging customer needs, technological trends and product market opportunities. We cannot be certain that we will achieve these goals. The development and introduction of new products generally require substantial and effective research, development and marketing expenditures, some or all of which may be unrecoverable if the new products do not gain market acceptance. New product development itself is inherently risky, as research failures, competitive barriers arising out of the intellectual property rights of others, launch and production difficulties, customer rejection and unexpectedly short product life cycles as well as other factors and events beyond our control may occur even after substantial effort and expense on our part. We may, at times, experience limitations on our ability to conduct plant tests with customers, which may impact our sales. Even in the case of a successful launch of a new product, the ultimate benefit we realize may be uncertain if the new product “cannibalizes” sales of our existing products beyond expected levels. See “Government regulation imposes significant costs on us, and future regulatory changes (or related customer responses to regulatory changes) could increase those costs or limit our ability to produce and sell our products” for a discussion of additional risks associated with new product development and launches and “Our business could be adversely affected by a widespread threat to public health” for a discussion of risks and events beyond our control that could impact our growth and performance.

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

Our operating results have varied on a quarterly basis during our operating history and are likely to fluctuate significantly in the future. Our expense levels are based, in part, on our expectations regarding future net sales, and many of our expenses are fixed, particularly in the short term. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of net sales in relation to our expectations could negatively affect our quarterly operating results. Our operating results may be below the expectations of our investors as a result of a variety of factors, many of which are outside our control. The Company has experienced growth in recent periods, which may not be sustainable or indicative of future growth. Factors that may affect our quarterly operating results include:

•    fluctuating demand for our products and services, including as a result of changes in the level of pet ownership and spending on pets;
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
•the occurrence of a widespread outbreak of an illness or any other communicable disease, any other public health crisis, natural disaster, force majeure event or other catastrophic or unforeseen events;
•    the incurrence of restructuring, impairment or other charges; and
•    general economic conditions and specific economic conditions in our industry and the industries of our customers.

    Additionally, the effects from and the continuation of the COVID-19 pandemic and its impacts may exacerbate these factors and cause greater fluctuations in our operating results from quarter-to-quarter. To the extent these factors slow or change, consumer demand for our products may not be sustained or may reverse, and our results could be adversely affected. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of our future performance.

Uncertainties in economic conditions and their impact on consumer spending patterns could adversely impact our business, financial condition, and results of operations.

The United States has from time to time experienced challenging economic conditions, including in connection with the COVID-19 pandemic, and the global financial markets have recently undergone and may continue to experience significant volatility and disruption. Our business, financial condition and results of operations may be materially adversely affected by changes in consumer confidence, levels of unemployment, inflation, interest rates, tax rates and general uncertainty regarding the overall future economic environment. The keeping of pets and the purchase of pet-related products may constitute discretionary spending for some consumers and any material decline in the amount of consumer discretionary spending may reduce overall levels of pet ownership or spending on pets. As a result, a recession or slowdown in the economy may cause a decline in demand for our products. If economic conditions result in decreased spending on pets and have a negative impact on our retail customers and suppliers, our business, financial condition and results of operations may be materially adversely affected.

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
•    problems that could arise from the integration of the acquired business, it's management or other unanticipated problems or liabilities; and
•    unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying our rationale for pursuing the acquisition.

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

A limited number of customers account for a large percentage of our net sales, as described in Item 1 “Business” above. The loss of, or a substantial decrease in the volume of, purchases by Walmart, or any of our other top customers could harm our sales and profitability. In addition, an adverse change in the terms of our dealings with, or in the financial wherewithal or viability of, one or more of our significant customers could harm our business, financial condition and results of operations.

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

The products we sell are subject to significant price competition and the price may fluctuate for a variety of reasons. From time to time, we may need to reduce the prices for some of our products to respond to competitive and customer pressures and to maintain market share. These pressures are often exacerbated during an economic downturn. Additionally, we have, from time to time, experienced customer-driven price deductions on our products as a result of delayed shipments of products. Any reduction in prices to respond to these pressures would reduce our profit margins. In addition, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would suffer. Because of the competitive environment facing many of our customers, particularly our high-volume mass merchandiser customers, these customers have increasingly sought to obtain price reductions, deductions, specialized packaging or other concessions from product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. To the extent we provide these concessions, our profit margins are reduced. Further, if we are unable to maintain terms that are acceptable to our customers, these customers could reduce purchases of our products and increase purchases of products from our competitors, which would harm our sales and profitability.

Increases in energy, commodity, transportation, labor and other costs would increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices and surcharges.

If our energy, commodity, transportation, labor and/or other costs increase disproportionately to our net sales, our earnings could be significantly reduced. Increases in our operating costs may reduce our profitability if we are unable to pass all the increases on to our customers through price increases or surcharges. Sustained price increases, surcharges or price inflation (or inflation pressure generally), in turn, may lead to declines in volume, and while we seek to project tradeoffs between price increases, surcharges and inflation, on the one hand, and volume, on the other, there can be no assurance that our projections will prove to be accurate. In particular, as a result of increased demand in trucking the United States as well as increased shipping demand globally, which has impacted overseas vessel deliveries, the Company has experienced significant increases in transportation costs, decreases in the availability of shipping, and other global supply chain complexities and could experience delays in customer shipments and increased customer deductions for late shipments. Such increase in transportation costs may be further exacerbated by volatile global oil and gas markets. It is possible that significant disruptions could occur if the effects of the COVID-19 pandemic and other global factors continue to put pressure on transportation and shipping as a result of an imbalance of supply and demand or if there are continued increases in costs that we are unable to recover. The duration and magnitude of the increased transportation costs cannot be predicted at this time and there can be no assurances that such costs and/or shipping disruptions will not continue to increase.

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

The prices of other commodities such as paper, plastic resins, synthetic rubber, lumber, and steel significantly influence the costs of packaging, replacement parts and equipment we use in the manufacture of our products and the maintenance of our facilities. Similarly, transportation prices impact our cost of packaging and raw materials we purchase, as well as our cost to deliver finished products to our customers. We have also experienced increases in prices of non-commodity materials we purchase. As a result, increases in the prices of commodities, transportation and other materials may increase our cost of sales and present the same types of risks as described above.

Further, the Company has experienced an increasingly competitive labor market, changes in the availability of our workers, and labor shortages in our supply chain, which could result in increased costs, such as increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our facilities and overall business.

To the extent that we experience increased costs in any of these areas, we may increase our prices, pass the increases along to customers, or otherwise take actions to offset the impact. However, competitive pressures and other factors may also limit our ability to quickly raise prices in response to increased costs. Accordingly, we may not be able to offset increased costs fully or at all, and there can be no assurances that increasing prices will fully mitigate the impact of these increases, which could adversely impact our results.

Our business could be negatively affected by supply, capacity, labor, information technology, logistics and other disruptions or the costs incurred to avoid these disruptions.

Supply, capacity, information technology and logistics disruptions (which may be caused by a variety of factors, including public health crises such as the COVID-19 outbreak or other outbreaks of diseases or illnesses, weather conditions, governmental controls, tariffs, national emergencies, natural or man-made disasters, other force majeure events, abrupt political change or other political, civil or social unrest or instability, mass or other physical violence (or threats thereof), including terrorist activity and armed conflict, or other similar events) or our failure to mitigate such disruptions could adversely affect our ability to manufacture, package or transport our products or require additional resources to maintain or restore our supply chain. In addition, labor shortages or an increase in the cost of labor could adversely affect our profit margins and results of operations. As a result of the effects of and the continuation of the COVID-19 pandemic, there could be continued or renewed restrictions on our ability to travel or disruptions in our supply chain or ability to manufacture our products, as well as temporary closures of our facilities or those of our suppliers or customers, any of which could impact our sales and operating results. Some of our products require raw materials and/or packaging that are provided by a limited number of suppliers, or are demanded by other industries or are simply not available at times. Problems or delays experienced by these suppliers as a result of labor shortages or other events could lead to shortages in our production capacity, which could impact our ability to meet customer demand. In addition, as we grow or experience increased customer demand, our existing suppliers may not be able to meet our increasing demand, and we may need to find additional suppliers. We may not be able to secure suppliers who provide materials at, or services to, the specification, quantity and quality levels that we demand (or at all) or be able to negotiate acceptable fees and terms of services with any such suppliers. Additionally, such disruptions have resulted in challenges in addressing or backlogs and further backlog could develop in the event of continued disruptions. Disruptions arising from the foregoing or other events could adversely impact our results.

Further, some of our products are manufactured on equipment at or near its capacity thus limiting our ability to sell additional volumes of such products until more capacity is obtained. Additionally, as with all manufacturing facilities, equipment and infrastructure age and become subject to increasing maintenance and repair and the costs associated with such maintenance and repair may be significant. We have experienced increased costs and shortages in repair parts and our ability to procure components to repair equipment essential for our manufacturing processes could also be negatively impacted by various restrictions or disruptions in supply chains, among other items. In addition, an increase in truck or ocean freight costs may reduce our profitability, and a decrease in transportation availability may affect our ability to deliver our products to our customers and consequently decrease customer satisfaction and future orders. See “Increases in energy, commodity, transportation, labor and other costs would increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices and surcharges” for additional risks related to increased transportation costs and logistics disruptions.

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

In addition to the regulatory matters described above, our operations are subject to various federal, state, local and foreign laws and regulations relating to the mining, manufacture, packaging, labeling, content, storage, distribution and advertising of our products and the conduct of our business operations. For example, in the United States, some of our products, product claims, labeling and advertising are regulated by the Food and Drug Administration, the Consumer Product Safety Commission, the Occupational Safety and Health Administration, the Mine Safety and Health Administration, the Environmental Protection Agency and the Federal Trade Commission. Most states have agencies that regulate in parallel to these federal agencies. In addition, our international sales and operations are subject to regulation in each of the foreign jurisdictions in which we manufacture, distribute or sell our products. There is increasing federal and state regulation with respect to the content, labeling, use, and disposal after use of various products we sell. Throughout the world, but particularly in the United States and Europe, there is also increasing government scrutiny and regulation of the food chain and products entering or affecting the food chain.

If we are found to be out of compliance with applicable laws and regulations in these or other areas, we could be subject to loss of customers and to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. As a result of closures caused by government action taken in response to COVID-19, the Company experienced some delays in obtaining such permits and registrations for its products. While the Company has taken steps to mitigate such delays, there can be no assurances that there will not be further delays as governments and agencies in the wake of the COVID-19 outbreak. Further, if applicable laws or regulations are changed or interpreted differently in the future, it may become more difficult or expensive for us to comply. In addition, investigations or evaluations of our products by government agencies may require us to adopt additional labeling, safety measures or other precautions, or may effectively limit or eliminate our ability to market and sell these products. Accordingly, there can be no assurance that we will be able to obtain or renew required governmental permits and registrations in the future. Further, there can be no assurance that current or future governmental regulation or other rule-making (including proposals regarding increased disclosure on climate-related matters) will not have a material adverse effect on our business. Our efforts to comply with new requirements and regulations could result in increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.

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

We face risks to our domestic and international sales and business operations due to political, regulatory, economic and other conditions.

Unstable economic, political, regulatory and other conditions could adversely affect demand for our products or disrupt our operations in the United States and in international markets. The international nature of our operations subjects the Company to numerous risks, including political, civil and/or instability (including acts of terrorism, civil or social unrest, labor unrest, violence in connection with political or social events, and outbreaks of war and pandemics or other disease outbreaks).

Both international and domestic operations are also subject to regulatory requirements and issues, including with respect to environmental matters. Any of these matters could result in sudden, and potentially prolonged, changes in domestic and international demand for our products. Further, ongoing developments in the U.S. political climate have introduced greater uncertainty with respect to tax policies, trade relations, tariffs and government regulations affecting trade between the U.S. and other countries. In particular, it remains uncertain what effects will continue in connection with the COVID-19 pandemic, its impacts, and the reactions of governmental authorities and others thereto will have on international trade and what impact any changes in international trade will have on the economy or on the businesses of the Company and those of its customers and its suppliers. In addition to considerations around the U.S. political climate, geopolitical concerns may also impact our business; for instance, we have experienced, and expect to continue to experience, the indirect impacts of the conflict resulting from Russia’s invasion of Ukraine, including increases in the cost of raw and packaging materials and commodities (including the price of oil), supply chain and logistics challenges and foreign currency volatility, and it is not possible to predict the broader or longer-term consequences of this conflict or the sanctions imposed to date. These developments, as well as the risks outlined above, could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, our international sales and operations are subject to various economic-related risks. Our international sales and operations are, among other factors, subject to currency exchange fluctuations, fund transfer and trade restrictions and import/export duties. In some cases, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country’s legal system. Further, an increase in inflation rates could affect the Company’s profitability and cash flows, due to higher employment costs, higher operating costs, higher financing costs, and/or higher supplier prices. Inflation may also adversely affect foreign exchange rates. The Company may be unable to pass along such higher costs to its customers. In addition, inflation may adversely affect customers’ operations.

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

Goodwill, long-lived, and other intangible assets recorded as a result of our acquisitions could become impaired.

We review goodwill, long-lived assets, including property, plant and equipment and identifiable amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. Factors which may cause an impairment of long-lived assets include lower share trading prices and the adverse impact of rising costs and additional expenses to mitigate supply chain disruptions, among other factors. In 2022, we recorded a $5.6 million loss of goodwill related to the impairment of goodwill at our Retail and Wholesale Products Group reporting unit. We assess all existing goodwill at least annually for impairment on a reporting unit basis. The techniques used in our qualitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although we believe these estimates and assumptions are reasonable and reflect market conditions forecasted at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.

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
•    sales of our common stock by the Company, our officer or directors or unaffiliated third party investors;
•introduction of new products or services;
•    increases in the price of energy sources and other raw materials; and
•    other developments affecting us, our industries, customers or competitors.

In addition, the stock market may experience extreme price and volume fluctuations that have a significant effect on the market prices of securities issued by many companies, including the Company, for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our Common Stock price, regardless of our operating results. Given its relatively small public float, number of stockholders and average daily trading volume, our Common Stock may be relatively more susceptible to volatility arising from any of these factors. If we experience significant fluctuations in our stock price, we may be exposed to securities class action lawsuits, which could negatively affect our business. There can be no assurance that the price of our Common Stock will increase in the future or be maintained at its recent levels.

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

    Dividends are declared at the discretion of our Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors, including market and economic conditions. We are not obligated to continue a dividend for any fixed period, and the payment of dividends could be suspended or discontinued at any time at our discretion and without prior notice. There can be no assurance that we will continue to pay dividends. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will pay dividends in the future.

General Risk Factors

Technology failures or cyber security breaches or other unauthorized access to our information technology systems or sensitive or proprietary information could have an adverse effect on the Company's business and operations.

We rely on information technology systems to process, transmit, store, and protect electronic information. For example, a significant portion of the communications between the Company's personnel, customers, and suppliers depends on information technology and we rely on access to such information systems for our operations. We cannot guarantee that the security measures in place will prevent disruptions, failures, computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, hacking, and other cyber-attacks or other privacy or security breaches in the information technology, phone systems or other systems (whether due to third-party action, bugs or vulnerabilities, physical break-ins, employee error, malfeasance or otherwise) of the Company, our customers or third parties, which could adversely affect our communications and business operations. Further, events such as natural disasters, fires, power outages, systems failures, telecommunications failures, employee error or malfeasance or other catastrophic events could similarly cause interruptions, disruptions or shutdowns, or exacerbate the risk of the failures described above. These risks may be increased as more employees work from home. We may not have the resources or technical sophistication to anticipate, prevent or detect rapidly-evolving types of cyber-attacks and other security risks. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. To date, the Company has not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted. While the Company has policies and procedures in place, including system monitoring and data back-up processes to prevent or mitigate the effects of these potential disruptions or breaches, security breaches and other disruptions to information technology systems could interfere with our operations. Any failure to maintain, or disruption to, our information technology systems, whether as a result of cybersecurity attacks or otherwise, could damage our reputation, subject the Company to legal claims and proceedings, create risks of violations of data privacy laws and regulations, and cause us to incur substantial additional costs. There can be no assurance that existing or emerging threats will not have an adverse impact on our systems or communications networks and, further, technological enhancements to prevent business interruptions could require increased spending. Furthermore, security breaches pose a risk to confidential data and intellectual property, which could result in damage to our competitiveness and reputation.

Additionally, in connection with our global operations, we, from time to time, transmit data across national borders to conduct our business and, consequently, are subject to a variety of laws and regulations regarding privacy, data protection, and data security, including those related to the collection, processing, storage, handling, use, disclosure, transfer, and security of personal data, including the European Union General Data Protection Regulation, Personal Information Protection Law in China and similar regulations in states within the United States and in countries around the world. Our efforts to comply with privacy and data protection laws may impose significant costs and challenges that are likely to increase over time.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and in response to the COVID-19 outbreak and as jurisdictions have experienced resurgences in the spread of COVID-19, countries and local governments across the world implemented “Shelter in Place,” “Safe at Home,” quarantine or similar orders that restricted workforce and/or required closures of “non-essential” businesses along with restrictions on travel. Such restrictions and closures initially disrupted our sales office in China and limited travel by our salesforce and delayed product shipments. The COVID-19 pandemic created significant volatility, uncertainty, and economic disruption. While our facilities otherwise remained operational as essential businesses throughout the pandemic, there can be no assurances that we will not have to close facilities or experience other disruption in the future due to concerns over the health and well-being of our employees, or as a result of government directives in response to COVID-19 or other public health threats. The spread of a widespread threat to public health such as COVID-19 has currently had limited disruption and impact to our third party business partners, suppliers, service providers, and customers but no assurances can be made that future threats to public health will not have a more significant impact on our operations or results.

Public health crises may create significant uncertainty relating to the COVID-19 pandemic and the responses thereto as well as the potential effects of the pandemic on our business and could negatively affect our costs, customer orders, and collection of accounts receivable, which may be material. In addition, a public health crisis could result in the deterioration of worldwide economic conditions and impact the proper functioning of financial and capital markets, foreign currency exchange rates, and commodity and energy prices, as well as demand for our products. We may experience adverse impacts to our business and financial results due to uncertainty regarding the ultimate duration of the COVID-19 pandemic and/or its effects and due to any major public health crises that may occur in the future.

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

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting and obtain an opinion from our independent registered public accounting firm on our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2022 and we obtained from our independent registered public accounting firm an unqualified opinion on our internal control over financial reporting; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Further, as a result of COVID-19, a portion of our workforce has been and continues to work from home, so new processes, procedures, and controls could be required due to the changes in our business environment, which could negatively impact our internal control over financial reporting. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes- Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

Failure to maintain a level of corporate social responsibility could damage our reputation and could adversely affect our business, financial condition or results of operations.

In light of evolving expectations around corporate social responsibility, our reputation or brand could be adversely impacted by a failure (or perceived failure) to maintain a level of corporate responsibility. In today’s environment, an allegation or perception regarding quality, safety, or corporate social responsibility can negatively impact our reputation. This may include, without limitation: failure to maintain certain ethical, social and environmental practices for our operations and activities, or failure to require our suppliers or other third parties to do so; our environmental impact, including our mining operations and their impact on the environment; the practices of our employees, agents, customers, suppliers, or other third parties (including others in our industry) with respect to any of the foregoing, actual or perceived; the failure to be perceived as appropriately addressing matters of social responsibility; consumer perception of statements made by us, our employees and executives, agents, customers, suppliers, or other third parties (including others in our industry); or our responses to any of the foregoing. Further, we may be subject to rulemaking regarding corporate social responsibility and/or disclosure, as public awareness and focus on social and environmental issues has led to legislative and regulatory efforts to impose increase regulations and require further disclosure. As a result, we may become subject to new or more stringent regulations, legislation or other governmental requirements or industry standards and/or an increased demand to meet voluntary criteria related to such matters. Increased regulations, including around climate change concerns, could subject us to additional costs and restrictions and require us to make certain changes to our manufacturing practices and/or product designs, which could negatively impact our business, results of operations, financial condition and competitive position.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

CLAY RESOURCES AND RESERVES

In 2018, the SEC adopted new rules updating the disclosure requirements for companies with mining operations. The new mining disclosure rules rescind Industry Guide 7 and codify the SEC’s mining property disclosure requirements in new subpart 1300 of Regulation S-K. These rules became applicable to our disclosures on August 1, 2021. Regulation S-K 1300 requires the disclosure of mineral resources for the first time. However, we have no mineral resource estimates as all mineral accumulations of economic interest and with reasonable prospects for eventual economic extraction are either currently on production or subject to an economically viable future development plan and are classified as mineral reserves.

As used in this Form 10-K, the terms “mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person (as defined under subpart 1300 of Regulation S-K) that the mineral resources can be the basis of an economically viable project.

The following provides an overview of our mining properties, operations, and reserves. Our real property holdings and tons produced for each of the three fiscal years ended July 31, are as follows:

Real Property Holdings					Tons Produced
	Land Owned	Land Leased	Land Unpatented Claims	Total	2022	2021	2020
	(acres)				(thousands of tons)
California	795	—	1,030	1,825	61	65	65
Georgia	3,851	1,593	—	5,444	418	383	379
Illinois	105	508	—	613	55	50	55
Mississippi	2,219	1,331	—	3,550	298	283	257
Nevada	535	—	—	535	0	0	0
Oregon	340	—	—	340	0	0	0
Tennessee	178	—	—	178	0	0	0
	8,023	3,432	1,030	12,485	832	781	756

With the exception of our research and development center in Illinois, all properties contain clay mineral reserves or are used in the processing of our clay. We mine sorbent minerals primarily consisting of calcium bentonite, attapulgite and diatomaceous shale which we refer to in the aggregate as “clay,” “minerals,” or “Fuller’s Earth.” We use certified professional geologists and mineral specialists who prepared the estimated reserves of these minerals in the table above. See also Item 1 “Business” above for further information about our reserves. Apart from certain mines in Georgia and Illinois, all mines in Mississippi, Georgia, California and Illinois are currently in active production and collectively produced approximately 832,000 and 781,000 tons of finished product in fiscal years 2022, and 2021, respectively. Certain of our mines in Georgia are currently in development. Parcels of such land are also sites of manufacturing facilities operated by us. In addition, we own approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing, packaging and distribution facility for our Canadian subsidiary. While we have reserves in Nevada, Oregon and Tennessee we are not actively mining these properties.

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

We operate a number of mines concentrated near our production facilities in California, Georgia, Illinois and Mississippi, although we have proven reserves in other states. Based upon the quantitative and qualitative factors applicable, we do not consider any of our mines to be individually material to our business or financial condition. As a result, we are only required to disclose summary information related to our mineral reserves. Our mineral reserves as of July 31, 2022, have been prepared and certified by Jason Giddens, Corporate Geologist, our Qualified Person (QP) who is employed by us and who is a certified professional geologist. Our summary of proven and probable reserves as of July 31, 2022 is as follows:

	Mineral Reserves
	Estimated Proven Reserves	Estimated Probable Reserves	Total
	(thousands of tons)
California	3,458	11,226	14,684
Georgia	33,065	22,675	55,740
Illinois	2,384	1,596	3,980
Mississippi	36,170	134,854	171,024
Nevada	23,316	2,976	26,292
Oregon	—	25	25
Tennessee	3,000	3,000	6,000
	101,393	176,352	277,745

We estimate that our proven mineral reserves as of July 31, 2022 were approximately 101,393,000 tons in aggregate and our probable reserves were approximately 176,352,000 tons in aggregate, for a total of 277,745,000 tons of mineral reserves. Based on our rate of consumption during fiscal year 2022, and without regard to any of our reserves in Nevada, Oregon and Tennessee, we consider our proven and probable reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, are reflected at cost on our balance sheet.

It is our policy to attempt to maintain a minimum of forty years of proven and probable reserves of each type of clay at each location. We have an ongoing program of exploration for additional reserves but we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During fiscal year 2022, we utilized these reserves to produce substantially all of the sorbent products that we sold.

Proven reserves means the economically mineable part of a measured resource and can only result from conversion of a measured mineral resource. Further, proven reserves are those reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. Probable reserves are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. We use certified professional geologists and mineral specialists who estimate and evaluate existing and potential reserves in terms of quality, quantity and availability.

We have internal controls for reviewing and documenting the information supporting the mineral reserve estimates and ensuring the validity of the estimates. Information that is utilized to compile mineral reserves is prepared and certified by our QP and is subject to internal review. Refer to Item 1A. “Risk Factors” for discussion of risks associated with our estimates of mineral reserves.

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

Packaging

Once the clay has been dried to the desired level it will be sized and packaged. Our products have various package sizes and types ranging from bags, boxes, pails, and jugs of cat litter to railcars of agricultural products. We also package some of our products into bulk (approximately one ton) bags or into bulk trucks. The size and delivery configuration of our finished products is determined by customer requirements.

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

We have no mortgages on the real property we own. The leases for the locations listed above expire as follows: Shenzhen, China in 2024; Vernon Hills, Illinois in 2026; Wisbech, United Kingdom in 2032 and Chicago, Illinois in 2033. The leases for the Coppet, Switzerland; Jakarta, Indonesia; and Jalisco, Mexico offices are on a year-to-year basis. We consider that our properties are generally in good condition, well maintained and suitable and adequate to carry on our business.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol ODC. There is no established trading market for our Class B Stock. There are no shares of Class A Common Stock currently outstanding. See Exhibit 4.1 to this Annual Report on Form 10-K for a description of our Common Stock, Class B Stock and Class A Common Stock. The number of holders of record of Common Stock and Class B Stock on September 30, 2022 were 710 and 24, respectively, as reported by our transfer agent. In the last three years, we have not sold any securities which were not registered under the Securities Act of 1933.

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

Issuer Repurchase of Equity Securities

    During the three months ended July 31, 2022, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarizes our Common Stock purchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES [1]
	(a)	(b)	(c)	(d)
For the Three Months Ended July 31, 2022	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[3]
May, 1 2022 to May 31, 2022	—	$—	—	485,196
June 1, 2022 to June 30, 2022	48,064	$26.71	48,064	437,132
July 1, 2022 to July 31, 2022	606	$28.27	—	436,526

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. Our Board of Directors authorized the repurchase of 300,000 shares of Class B Stock on March 21, 2018, however there have been no repurchases of Class B Stock for the three months ended July 31, 2022, and the authorized Class B Stock is not included in the table above. No shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 of this Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

2 The 606 shares of Common Stock in July 2022 represent shares surrendered by employees to pay taxes related to restricted stock awards.

3 Our Board of Directors authorized the repurchase of 250,000 shares on June 14, 2012 and an additional 750,000 shares on March 11, 2019. These authorizations do not have a stated expiration date. The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under these authorizations. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management.

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

As a result of a change in management organization during fiscal year 2022 and as part of our routine assessments of our segments, our wholly owned subsidiary located in the United Kingdom is now included in our Business to Business Products Group and our co-packaged coarse cat litter is now included in the Retail and Wholesale Products Group. Prior year net sales and operating income have also been reclassified to reflect these changes. The organization change was intended to better serve our customers and the segment information presented reflects the information regularly reviewed by our chief operating decision maker.

RESULTS OF OPERATIONS

OVERVIEW

Consolidated net sales increased approximately $43,608,000 or 14% in fiscal year 2022 compared to fiscal year 2021. Consolidated income from operations in fiscal year 2022 decreased compared to fiscal year 2021 by $8,215,000. Additionally, fiscal year 2022 experienced lower income tax expense than fiscal year 2021 as further described in Note 5 of the Notes to the Consolidated Financial Statements.

Consolidated net income was $5,674,000, or $0.81 per diluted common share, for the fiscal year ended July 31, 2022, a 49% decrease from net income of $11,113,000, or $1.57 per diluted common share, for the fiscal year ended July 31, 2021. The decrease relates to higher freight, packaging, natural gas, and non-fuel manufacturing costs and also various other rising costs as described further below.

Our Consolidated Balance Sheets as of July 31, 2022 and our Consolidated Statements of Cash Flows for fiscal year 2022 show a decrease in total cash and cash equivalents from fiscal year-end 2021 driven by higher cost of goods, increased capital requirements, and stock repurchases. Cash reduction as of July 31, 2022 was offset by an additional $25,000,000 in loan proceeds.

As further discussed below, our consolidated net sales increased in the fiscal year 2022 compared to the fiscal year 2021. Net sales of our industrial and sports products as well as most of our fluids purification products have mostly returned to pre-pandemic levels as many businesses and sports have re-opened and air travel has been increasing. However, parts of our business continue to be negatively impacted by the pandemic and varying recoveries from and resurgences of the pandemic in certain areas. Net sales for our industrial granules in the United Kingdom have increased in fiscal year 2022 as a result of the return of demand following the impact of the pandemic (and also certain timing impacts). Net sales of our animal health and nutrition products have been dampened due to COVID-19 in certain geographic areas, particularly in China, which has continued to impose restrictions and quarantine requirements in response to COVID-19 outbreaks. We have also experienced an increase in backlog due, in part, to supply chain disruptions, shipping delays and constraints on the availability of labor (including at our suppliers) amidst unprecedented demand for our products. We have put in place measures to reduce the backlog that was generated during fiscal year 2022, including hiring additional labor, adding additional work shifts, improving operating productivity in our plants, upgrading our manufacturing facilities and equipment and increasing our overseas freight forwarders.
As discussed below in "Consolidated Results," gross profit has declined in fiscal year 2022 compared to fiscal year 2021 related to rising costs and supply chain disruptions. We have faced longer lead times for some of our materials purchases, which have contributed to an increase in our backlog, but we have been able to avoid significant out of stock issues for most of our materials. Where possible, we have found other suppliers to meet the increase in customer demand for our products. In addition, the cost of repair parts has increased but this has not caused any significant disruption to our business. While we have experienced a shortage of production labor at certain times during the fiscal year 2022, which has been a contributing factor to our increase in backlog, we have been able to hire additional labor and reduce our backlog related to production constraints in the third and fourth quarters of fiscal year 2022. We are closely monitoring the continuation, resurgence in certain areas, and effects of COVID-19 on all aspects of our business, including how it has impacted and may impact our suppliers and customers as well as the effects of the pandemic on economic conditions and the financial markets. In general, we have seen an increase in costs, particularly as it relates to commodities as the economy continues to react to, and recover from, the pandemic and demand surpasses supply. We have also seen costs increasing due to inflation. In addition to rising commodity costs and other increased costs described below, several of our suppliers have passed along non-commodity price increases they have experienced in their own businesses. However, we have not experienced any significant interruptions, and we will continue to closely monitor our inventory levels to mitigate the risk of any potential supply interruptions or changes in customer demand. It is possible that significant disruptions could occur if the pandemic and other factors such as labor shortages, ongoing geopolitical tensions, and other strains on the supply chain continue to put pressure on production, transportation, and shipping as a result of an imbalance of supply and demand or if there are continued increases in costs that we are unable to recover. The impacts of COVID-19 and related economic conditions on our future results are uncertain at this time. The scope, duration, and magnitude of the direct and indirect effects of COVID-19 continue to evolve (and in many cases, rapidly) in ways that are difficult or impossible to anticipate. In addition, although COVID-19 has not materially impacted our net sales to date, it remains uncertain whether and how consumers will modify their purchasing habits in response to the ongoing COVID-19 pandemic and/or the lifting or relaxing and/or re-imposition of mandates as various geographies experience resurgences and abatement of the pandemic.
The impacts of COVID-19 to our specific operating segments are discussed below.
RESULTS OF OPERATIONS
FISCAL YEAR 2022 COMPARED TO FISCAL YEAR 2021

CONSOLIDATED RESULTS

Consolidated net sales in fiscal year 2022 reached an all-time high of $348,589,000, an increase of $43,608,000 or 14%, from net sales of $304,981,000 in fiscal year 2021. Net sales increased for both our Retail and Wholesale Products Group and Business to Business Products Group due to an increase in sales volume and higher prices instituted in response to rising costs. The increase in demand for our products during the fiscal year 2022 has led to an increase in our backlog of orders. We have hired additional manufacturing personnel, expanded our production shifts, increased production equipment and made various repairs to equipment in order to reduce our backlog as well as increase our use of alternate modes of transportation. We continue to analyze the constraints on our operations and implement strategies to meet the increase in customer demand. Segment results are discussed further below.

Consolidated gross profit in fiscal year 2022 was $62,515,000, a decrease of $2,726,000, or 4%, from gross profit of $65,241,000 in the prior fiscal year. Our gross margin (defined as gross profit as a percentage of net sales) in fiscal year 2022 decreased to 18% from 21% in fiscal year 2021. Higher freight, packaging, natural gas, and non-fuel manufacturing costs per ton drove the decrease in gross profit. We continue to experience high freight costs both domestically and with respect to ocean freight. Domestic freight costs per ton, excluding the freight we no longer charge to a significant customer who now picks up its own purchases, increased approximately 27% in fiscal year 2022 compared to fiscal year 2021. The increase relates to higher transportation rates due to an increase in diesel fuel costs, a national driver shortage, and tight trucking capacity. Ocean freight costs have also increased due to rising fuel costs and export fees. In addition, our overall freight costs can vary between periods depending on the mix of products sold and the geographic distribution of our customers. Packaging costs per ton for fiscal year 2022 were approximately 29% higher compared to fiscal year 2021 due to higher commodity costs, particularly as it relates to resin and pallet costs. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices. The cost of natural gas per ton used to operate kilns that dry our clay was 108% higher in fiscal year 2022 compared to fiscal year 2021 due to higher natural gas prices and higher natural gas delivery costs, which are being driven by demand surpassing available supply as well as the impact of the ongoing conflict between Russia and Ukraine and actions taken in response to such conflict. Non-fuel manufacturing costs per ton also increased during fiscal year

2022 compared to fiscal year 2021 by 11%. The increase in non-fuel manufacturing costs relate to higher repairs, utility costs, labor and benefit costs, and costs of purchased materials. In addition to the above, during fiscal year 2022, several suppliers started to pass along non-commodity price increases related to cost increases experienced in their own businesses and we expect such increases to persist. While we have faced higher costs due to the reasons mentioned above, we continue to strive to restore our historical margins utilizing various strategies including reducing costs where possible, increasing sales volume, and implementing price increases.

Total selling, general and administrative expenses (SG&A) were 0.3% lower in fiscal year 2022 compared to fiscal year 2021, effectively flat year over year. An increase in compensation expense was offset by lower pension and other costs. The discussion of each segment's operating income below describe the changes in selling, general and administrative expenses that were allocated to that segment.

The loss on impairment of goodwill of $5,644,000 is related to our Retail and Wholesale Products Group reporting unit. Our goodwill impairment test is based on cash flow considerations and other approaches that require significant judgment with respect to volume, revenue, expenses and allocations. We determined that, as a result of lower share prices and the continued adverse impacts of rising costs and additional expenses to prevent supply chain disruptions, and despite improving margins, we had a triggering event during the third quarter of fiscal 2022 that necessitated a goodwill impairment test and resulted in the carrying value of our Retail and Wholesale Products Group reporting unit being higher than its fair value which led to the $5,644,000 impairment charge.

    Other income (expense), net in fiscal year 2021 included approximately $600,000 of settlement expense under our pension plan as further described in Note 8 to the Notes to the Consolidated Financial Statements. No settlement expense was incurred in fiscal 2022. In addition, there was pension income driven by changes in discount rates and census data in fiscal year 2022.

Tax expense for fiscal year 2022 was $97,000 (effective tax rate of 1.7%) compared to $2,388,000 (effective tax rate of 17.7%) in fiscal year 2021. The decrease in tax expense was driven by lower taxable income and additional tax deductions allowed for the mining industry. See Note 5 of the Notes to the Consolidated Financial Statements for additional information about our income taxes.

The Company routinely assesses its operating segments. In fiscal year 2022, driven by a change in its management organization, the Company decided to move its wholly-owned subsidiary in the United Kingdom from the Retail and Wholesale Products Group to the Business to Business Products Group. In addition, the co-packaging coarse cat litter business was moved from the Business to Business Products Group to the Retail and Wholesale Products Group. Prior year net sales and operating income have been reclassified to reflect these changes.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for fiscal year 2022 were $113,379,000, an increase of $16,241,000, or 17%, from net sales of $97,138,000 in fiscal year 2021. Net sales increased in all product categories - agricultural and horticultural products; fluids and purification products; and animal health products. This growth was the result of both price increases and higher demand for our products. Net sales of fluid purification products increased approximately $8,715,000 or 16% in fiscal year 2022 compared with the prior year. The increase in net sales occurred for a variety of reasons, including new customer wins, increased sales to existing customers, increase in air travel in most regions, price increases that were instituted to offset rising costs, and in some cases, timing of net sales. The majority of this increase in net sales was concentrated in North America and Latin America. Revenues in Europe remained relatively flat year over year due to the impact of currency translation on our selling prices as well as ocean freight shipping delays. Net sales of our agricultural and horticultural chemical carrier products increased approximately $4,384,000, or 17%, for fiscal year 2022 compared to fiscal year 2021 as a result of continued strong demand for these products as well as price increases. Net sales of our animal health and nutrition products increased $3,143,000, or 18%, during fiscal year 2022 compared to the prior year driven by increases in North America and Latin America, partially offset by decreases in Mexico and Asia, (excluding China which had a slight increase in net sales as discussed below in "Foreign Operations"). The increase in net sales relates to several new customers, a new product line in North America, and in general, timing of when sales occur. Furthermore, our business to Latin America has benefited from the European Union's ("EU") new antibiotic-free regulation on foreign protein imports, as a large percentage of meat is exported from that region to the EU. Despite the overall increase in net sales, ocean freight delays and the continuation of COVID-19, particularly in China, which has continued to impose restrictions and quarantine requirements in response to COVID-19 outbreaks, impacted our animal health business during fiscal year 2022. See “Foreign Operations” below for a discussion of net sales for our foreign operations that sell our animal health and nutrition products.

SG&A expenses for the Business to Business Products Group increased approximately 23% or $2,628,844 for fiscal year 2022 compared to the prior fiscal year. We continued to invest in our animal health business, which resulted in higher costs due to increased headcount of sales and leadership personnel, increased travel costs, and increased marketing efforts associated with our animal feed additives. The increase in SG&A expenses in fiscal year 2022 also related to an increase in compensation related to additional headcount and a write off of patent applications.

The Business to Business Products Group’s operating income for fiscal year 2022 was $24,344,000, a decrease of $1,570,000, or 6%, from operating income of $25,914,000 for fiscal year 2021. The decrease in operating income was driven by higher freight, packaging, natural gas, and non-fuel manufacturing costs per ton as discussed in “Consolidated Results” above as well as higher SG&A expenses during fiscal year 2022.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for fiscal year 2022 were $235,210,000, an increase of $27,367,000, or 13%, from net sales of $207,843,000 in fiscal year 2021 driven by both increases in net sales of our cat litter and our industrial and sports products. Total cat litter net sales increased $20,159,000, or 11%, compared to the prior fiscal year. This increase was driven by organic volume growth, expanded distribution, price increases in response to rising costs, and the reduced need for trade spending because of higher demand. Net sales of branded scoopable litter, private label lightweight and heavyweight litter, and accessories (liners) increased in fiscal year 2022 compared to the prior year. Sales to e-commerce distributors were also higher during the fiscal year 2022 compared to fiscal year 2021. Our co-packaged coarse cat litter business experienced an increase of $2,474,300 or 17% in net sales during fiscal year 2022 compared to fiscal year 2021 primarily due to price increases partially offset by a decrease in volume. Also included in the Retail and Wholesale Products Group's results were increased net sales of our industrial and sports products in fiscal year 2022, compared to fiscal year 2021. Net sales of our industrial and sports products increased approximately $7,208,000 or 23% in fiscal year 2022 compared to fiscal year 2021, due to the continued re-opening of businesses and sports fields in fiscal 2022, as well as new customers and an increase in selling price per ton as we continue to respond to rising costs.

    SG&A expenses for the Retail and Wholesale Products Group was lower by approximately $4,520,089, or 26%, during fiscal year 2022 compared to fiscal year 2021 due to lower advertising costs, bad debt expenses and other selling expenses in fiscal year 2022.

An impairment of goodwill of $5,644,000 was recognized in the third quarter of fiscal 2022 driven by a third quarter triggering event due to lower share prices and the continued adverse impacts of rising costs and additional expenses to prevent supply chain disruptions.

The Retail and Wholesale Products Group’s segment operating income for fiscal year 2022 was $6,252,000, a decrease of $4,836,000 or 44%, from operating income of $11,088,000 in fiscal year 2021. The decrease in segment operating income was driven by the goodwill impairment charge recorded in the third quarter of fiscal year 2022 as well as higher freight, packaging, natural gas, and non-fuel manufacturing costs which outpaced the increase in net sales as described in “Consolidated Results” above.

FOREIGN SUBSIDIARIES
Foreign operations include our subsidiary in Canada, which is included in the Retail and Wholesale Products Group, and our subsidiaries in the United Kingdom, China, Mexico and Indonesia, which are included in the Business to Business Products Group. Net sales by our foreign subsidiaries during fiscal year 2022 were $19,893,000, an increase of $2,487,000, or 14%, from net sales of $17,406,000 during fiscal year 2021. All of our foreign operations, with the exception of our subsidiary in Mexico, experienced an increase in net sales during fiscal year 2022 compared to fiscal year 2021. Total net sales of our subsidiary in Canada during fiscal year 2022 increased by $2,237,000, or 23%, compared to fiscal year 2021 driven by higher cat litter net sales. Cat litter sales in Canada were $2,610,000 higher during fiscal year 2022 than in fiscal year 2021. The increase in cat litter sales was mainly driven by a key customer carrying three of our products for the first time as well as price increases instituted in response to rising costs. The increase in cat litter sales was partially offset by lower net sales of our industrial absorbent granules in fiscal year 2022 compared to fiscal year 2021. Net sales of industrial absorbent granules were higher in fiscal year 2021 as companies emerged from the constraints of the pandemic and there was a surge in demand. Net sales of our subsidiary in the United Kingdom in fiscal year 2022 increased by $396,000, or 21%, compared to net sales in fiscal year 2021. The increase related to timing of net sales and partly due to demand starting to slowly return post pandemic. Net sales of our subsidiary in Mexico decreased during fiscal year 2022 compared to fiscal year 2021 by $408,000 or 16%, as fiscal year 2021 included net sales of products in that region that are no longer part of our business strategy. Despite the negative impacts of COVID-19 in China, net sales of our subsidiary in China increased $40,000, or 1%, during fiscal year 2022 compared to fiscal year 2021 due primarily to the addition of a new customer. Net sales by our foreign subsidiaries represented 6% of our consolidated net sales for both the fiscal years 2022 and 2021.

For fiscal year 2022, our foreign subsidiaries reported a net loss of $756,000, compared to a net loss of $597,000 in fiscal year 2021. The net loss in fiscal year 2022 was primarily driven by unfavorable exchange rates, lower net sales for our subsidiary in Mexico, higher cost of sales, and higher SG&A expenses by our subsidiary in China due to increased sales personnel and marketing of our animal feed additives as we continue to invest in our animal health and nutrition products.

Identifiable assets of our foreign subsidiaries as of July 31, 2022 were $12,989,000 compared to $12,572,000 as of July 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our principal short and long-term capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; spending on marketing and advertising costs; investing in infrastructure; repurchasing stock; paying dividends; making pension contributions; and, from time to time, business acquisitions. During fiscal year 2022, we principally funded these short and long-term capital requirements using cash from current operations as well as cash generated in the second quarter of fiscal year 2022 from borrowings under our Series Senior C Notes (described below).

Cash and cash equivalents totaled $16,298,000 and $24,591,000 as of July 31, 2022 and 2021, respectively.

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

The following table sets forth certain elements of our Consolidated Statements of Cash Flows for the fiscal year (in thousands):

	2022	2021
Net cash provided by operating activities	$9,838	$13,636
Net cash used in investing activities	(22,810)	(18,830)
Net cash provided by (used in) financing activities	4,703	(11,322)
Effect of exchange rate changes on cash and cash equivalents	(24)	217
Net (decrease) increase in cash and cash equivalents	$(8,293)	$(16,299)

Net cash provided by operating activities

    In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for fiscal years 2022 and 2021 were as follows:

    Non-cash stock compensation was $210,000 higher for fiscal 2022 compared to fiscal 2021 due to an increase of stock awards granted in 2022. See Note 7 of the Notes to the Consolidated Financial Statements for further information about stock-based compensation.

During the third quarter of fiscal 2022, we recorded a non-cash goodwill impairment charge of $5,644,000, which left no remaining goodwill in the Retail and Wholesale Products Group reporting unit. See Note 1 of the Notes to the Consolidated Financial Statements for further information about goodwill.

Accounts receivable, less allowance for doubtful accounts and cash discounts, were $10,881,000 higher at fiscal year-end 2022 compared to fiscal year-end 2021 due primarily to higher sales in the fourth quarter of fiscal 2022 than in the same period in fiscal year 2021. The same measure of accounts receivable was $5,808,000 higher at fiscal year-end 2021 compared to fiscal year-end 2020 due to higher sales in the fourth quarter of fiscal year 2021. Accounts receivable increased in both fiscal years 2022 and 2021 due to the increase in net sales in both periods. In addition, the variation in accounts receivable balances reflect differences in the level and timing of collections as well as the payment terms provided to various customers.

Inventories were $12,109,000 higher at fiscal year-end 2022 compared to fiscal year-end 2021 due primarily to rising costs and building inventory levels to meet demand and thwart potential supply chain disruptions. Inventories were $518,000 lower at fiscal year-end 2021 compared to fiscal year-end 2020 due primarily to higher sales of finished goods offset by increased packaging costs and a lower obsolescence reserve. Packaging costs increased due to anticipated sales demand as well as an increase in the underlying cost of packaging. The lower obsolescence reserve was attributable to our focus on inventory management. See Note 1 of the Notes to the Consolidated Financial Statements for further information regarding our inventory.

Prepaid expenses were $1,014,000 higher at fiscal year-end 2022 compared to fiscal year-end 2021 driven primarily by higher prepaid insurance costs due to the rising cost of insurance and timing of premium payments. Prepaid expenses were $4,067,000 higher at fiscal year end 2021 compared to fiscal year 2020 due to higher prepayments of income taxes. This increase in fiscal year 2021 was partially offset by lower prepaid advertising costs and insurance.

    Deferred income taxes, less provision for deferred income taxes, were $1,581,000 higher at fiscal year-end 2022 compared to fiscal year-end 2021 and were $5,196,000 lower at fiscal year-end 2021 compared to fiscal year-end 2020. Deferred income taxes were higher at fiscal year-end 2022 due to the election of out of bonus depreciation that the Company took in fiscal year 2021. Deferred income taxes were lower at fiscal year-end 2021 due to certain pension and retirement benefits, accrued expenses, and bonus depreciation on fixed assets. See Note 5 of the Notes to the Consolidated Financial Statements for further information about income taxes.

Other assets were $2,138,000 higher at fiscal year-end 2022 compared to fiscal year-end 2021 due to an increase in operating lease right-of-use lease assets offset by amortization of said right-of-use assets. Other assets were $544,000 lower at fiscal year-end 2021 compared to fiscal year-end 2020 due to a reduction in our operating right of use lease asset for expiring leases partially offset by higher pre-production costs at certain of our mines.

    Accounts payable were $5,002,000 higher at fiscal year-end 2022 compared to fiscal year-end 2021. Higher trade payables drove the increase in accounts payable in fiscal year 2022. Accounts payable were $2,411,000 lower at fiscal year-end 2021 compared to fiscal year-end 2020. Lower trade payables drove the decrease in accounts payable in fiscal year 2021 as well as income taxes payable being in a prepaid position versus a payable position at the end of the fiscal year 2021. Changes in trade accounts payable in all periods are subject to normal fluctuations in the timing of payments, the cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses were $4,703,000 higher at fiscal year-end 2022 compared to fiscal year-end 2021 The increase in accrued expenses during the fiscal year 2022 is attributable to a continued increase in freight costs, natural gas prices and salaries and benefits. These increases were somewhat lessened by lower accrued advertising costs. Accrued expenses were $4,097,000 lower at fiscal year-end 2021 compared to fiscal year-end 2020 due primarily to accrued annual discretionary bonus, 401(k) employer match, advertising costs and an accrual for a legal contingency, which is further described in Note 11 of the Notes to the Consolidated Financial Statements. These increases were partially offset by lower accruals for unvouchered freight.

    Deferred compensation balances at fiscal year-end 2022 were $189,000 higher compared to fiscal year-end 2021 and fiscal year-end 2021 was $770,000 lower compared to fiscal year-end 2020. Deferred compensation increased in fiscal 2022 because of higher deferrals by participants in our deferred compensation plans. Deferred compensation balances were lower at fiscal year-end 2021 due to the termination and subsequent pay-out of one of our plans, the Supplemental Executive Retirement Plan, as further discussed in Note 9 to the Notes to the Consolidated Financial Statements.

    Pension and other postretirement liabilities, net of the adjustment recorded in stockholders' equity, were $1,938,000 lower at fiscal year-end 2022 compared to fiscal year-end 2021 due to a higher discount rate and change in census data. These liabilities were $2,652,000 lower at fiscal year-end 2021 compared to fiscal year-end 2020 due to reduced service expense related to the Pension Plan which was frozen in fiscal year 2020 as well as a higher discount rate and change in census data. See Note 8 of the Notes to the Consolidated Financial Statements for more information regarding our postretirement benefit plans.

Other liabilities were $2,799,000 lower at fiscal year-end 2022 compared to fiscal year-end 2021. The decrease in Other liabilities relates to a payment of payroll taxes deferred by the CARES Act during fiscal 2022, payments made against our operating lease liability, partially offset by an increase in reclamation liability due to increased mining activity. Other liabilities were $557,000 lower at fiscal year-end 2021 compared to fiscal year-end 2020. The decrease in other liabilities relates to a reduction in our operating lease liability, partly offset by an increase in our reclamation liability due to increased mining activity and an increase in deferral of employer taxes under the CARES Act as further described in Note 1 of the Notes to the Consolidated Financial Statements.

Net cash used in investing activities

Cash used in investing activities was $22,810,000 in fiscal year 2022 and cash used in investing activities was $18,830,000 in fiscal year 2021. Cash used in fiscal year 2022 related primarily to the purchases of capital expenditures at levels comparably higher to fiscal year 2021. During fiscal year 2022, we expanded our plant equipment and improved our facilities to support increased demand for our products as well as made improvements to our IT network. Cash used in fiscal year 2021 related chiefly to capital expenditures. The increase in our capital expenditures in fiscal year 2021 compared to fiscal year 2020 relates to purchases of equipment to support our increased mining and hauling activity.

Net cash provided by (used in) financing activities

Cash provided in financing activities was $4,703,000 in fiscal year 2022 and cash used in financing activities was $11,322,000 in fiscal year 2021. During fiscal year 2022, we issued $25,000,000 in aggregate principal amount of our 3.25% Series C Senior Notes, which provided cash for operations. The primary uses of cash used in financing activities in all periods were for long-term debt, dividend payments, and stock purchases offset by borrowings as further described in Note 3 of the Notes to the Consolidated Financial Statements.

Other

Total cash and investment balances held by our foreign subsidiaries as of July 31, 2022 and 2021 were $3,260,000 and $3,054,000, respectively. See further discussion in the “Foreign Operations” section above.

On January 31, 2019, we signed a fifth amendment to our credit agreement with BMO Harris, which expires on January 31, 2024. The new agreement provides for a $45,000,000 unsecured revolving credit agreement, including a maximum of $10,000,000 for letters of credit. The remaining terms were substantially unchanged from our previous agreement with BMO Harris, including the provision that we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris.

As of July 31, 2022, the variable rates would have been 5.75% for the BMO Harris’ prime-based rate or 4.04% for the LIBOR-based rate. The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio and a minimum consolidated net worth. As of July 31, 2022 and 2021, we were in compliance with its covenants. As of July 31, 2022 and 2021, there were no outstanding borrowings under this credit agreement. See Note 13 of the Notes to the Consolidated Financial Statements for further information regarding our debt agreement.

See Note 3 and Note 13 of the Notes to the Consolidated Financial Statements for information about our outstanding notes payable and a discussion of the debt instrument that we entered into on May 15, 2020 pursuant to which, among other things, we issued $10,000,000 in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 and entered into an amended note agreement that provides the Company with the ability to request, from time to time until May 15, 2023 (or such earlier date as provided for in the agreement), additional senior unsecured notes of the Company in an aggregate principal amount of up to $75,000,000 minus the aggregate principal amount of the notes then outstanding and the additional notes that have been accepted for purchase. The issuance of such additional notes is at the discretion of the noteholders and purchasers and on an uncommitted basis.

    As of July 31, 2022, we had remaining authority to repurchase 436,526 shares of Common Stock and 273,100 shares of Class B Stock under a repurchase plan approved by our Board of Directors (the “Board”). Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management pursuant to the repurchase plan approved by our Board. In fiscal years 2021 and 2022 we made repurchases of stock as further discussed in Item 5, Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.

We believe that cash flow from operations, availability under our revolving credit facility, current cash balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, deferred compensation payouts, dividend payments and debt service obligations for at least the next 12 months. We spent approximately $4,619,000 less for advertising in fiscal year 2022 compared to fiscal year 2021. We spent approximately $1,023,000 less for advertising in fiscal year 2021 compared to fiscal year 2020. We expect advertising expense in fiscal year 2023 to be higher than in fiscal year 2022 and more in line with pre-COVID spending levels. Our expenditures for capital were higher in fiscal year 2022 compared to fiscal year 2021 and also higher in fiscal year 2021 compared to fiscal year 2020. The increased capital expenditures did not dramatically impact our cash position; however our cash requirements are subject to change as business conditions warrant and opportunities arise.

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

OFF BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities. As of July 31, 2022, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

We recorded valuation allowances of $1,761,000 and $1,362,000 for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards as of July 31, 2022 and 2021, respectively, because we believe it is unlikely we will realize the benefit of these tax attributes in the future.

In addition to valuation allowances, we may provide for uncertain tax positions when such tax positions do not meet certain recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. We did not record a liability for unrecognized tax benefits at either July 31, 2022 or 2021. See Note 5 of the Notes to the Consolidated Financial Statements for further discussion.

Trade Promotions. We routinely commit to one-time or ongoing trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience of trade spending patterns and that of the industry, current trends and forecasted data. While we believe our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations. We have accrued liabilities at the end of each period for the estimated trade spending programs. We recorded liabilities of approximately $1,180,000 and $1,653,000 for trade promotions as of July 31, 2022 and 2021, respectively.

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

The discount rate is the rate assumed to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the pension benefits when due. The discount rate is subject to change each year. We refer to an applicable index and the expected duration of the benefit payments to select a discount rate at which we believe the benefits could be effectively settled. The discount rate was the single equivalent rate that would yield the same present value as the plan’s expected cash flows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve used in both fiscal years 2022 and 2021 was the FTSE Pension Discount Curve (formerly called the Citi Pension Discount Curve). Our determination of pension expense or income is based on a market-related valuation of plan assets, which is the fair market value. Our expected rate of return on plan assets is determined based on asset allocations and historical experience. The expected long-term rate of inflation and risk premiums for the various asset categories are based on general historical returns and inflation rates. The target allocation of assets is used to develop a composite rate of return assumption. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

As further described in Note 8 of the Notes to the Consolidated Financial Statements, we amended and froze participation in our pension plan and supplemental executive retirement plan in the second quarter of fiscal year 2020. The amendment of these plans triggered a curtailment, which required a remeasurement of the plans’ obligations. Both of these remeasurements were based on actuarially determined amounts. In addition, we offered terminated participants with vested benefits who have not yet begun receipt of benefits under the pension plan the opportunity to receive their pension benefits in a single payment (the “Lump Sum Option”). We made payments to those participants in the pension plan who elected the Lump Sum Option by the May 15, 2020 election deadline. This settlement of the pension plan was completed in fiscal year 2021 when we purchased an annuity.

Trade Receivables. We recognize trade receivables when control of finished products are transferred to our customers. We record an allowance for credit losses based on our expectations and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk and analysis of facts and circumstances about specific accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We believe our allowance for doubtful accounts is reasonable; however, the unanticipated default by a customer with a material trade receivable could occur. We also record an estimated allowance for cash discounts offered in our payment terms to some customers. We recorded a total allowance for credit losses and cash discounts of $922,000 and $1,174,000 as of July 31, 2022 and 2021, respectively.

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

     Inventories. We value inventories at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory to determine if a reserve adjustment is necessary, giving consideration to obsolescence, inventory levels, product deterioration and other factors. The review also surveys all of our operating facilities and sales divisions to give consideration to historic and new market trends. The inventory reserve values as of July 31, 2022 and 2021 were $842,000 and $641,000, respectively.

Reclamation. During the normal course of our mining process we remove overburden and perform on-going reclamation activities. As overburden is removed from a mine site, it is hauled to a previously mined site and used to refill older sites. This process allows us to continuously reclaim older mine sites and dispose of overburden simultaneously, therefore minimizing the costs associated with the reclamation process. On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. As of July 31, 2022 and 2021, we have recorded an estimated net reclamation asset of $1,799,000 and $1,152,000, respectively, and a corresponding estimated reclamation liability of $3,807,000 as of July 31, 2022 and $2,965,000 as of July 31, 2021. These values represent the discounted present value of the estimated future mining reclamation costs at the production plants. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge over the estimated useful lives of the mines.

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

Impairment of goodwill, trademarks and other intangible assets. We review carrying values of goodwill, trademarks and other indefinite-lived intangible assets periodically for possible impairment in accordance ASC 350, Intangibles – Goodwill and Other. Our impairment review requires significant judgment with respect to factors such as volume, revenue and expenses. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the fourth quarter of the fiscal year and may be re-performed during the year when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. We determined that, as a result of lower share prices and the continued adverse impacts of rising costs and additional expenses to prevent supply chain disruptions, we had a triggering event during the third quarter of fiscal year 2022 that necessitated a goodwill impairment test. We performed a goodwill impairment test on our Retail and Wholesale Products Group and Business to Business Products Group reporting units and determined that the carrying value of our Retail and Wholesale Products Group reporting unit was higher than its fair value. As a result, we recorded goodwill impairment of $5,644,000, which left no remaining goodwill in the Retail and Wholesale Products Group reporting unit. We also performed a quantitative impairment analysis on the Business to Business Products Group reporting unit and concluded there was excess fair value over carrying value, therefore no impairment was recorded on this reporting unit. We continue to monitor events, circumstances or changes in the business that might imply a reduction in value which could lead to an impairment. In addition, although we have not identified any additional triggering events relating to goodwill or our intangibles, the ultimate effects of COVID-19 could change this assessment in the future, as outlined under Item 1A, Risk Factors, discussed above.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

    In March 2020, the FASB issued guidance under ASC 848, Reference Rate Reform. This guidance provides optional expedients and exceptions to account for debt, leases, contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The guidance is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We have debt agreements that reference LIBOR and to the extent that those agreements are modified to replace LIBOR with another interest rate index, ASC 848 will allow us to account for the modification as a continuation of the existing contract without additional analysis. The impact of adopting this requirement is not material to our Consolidated Financial Statements.

    In December 2019, the FASB issued guidance under ASC 740, Income Taxes, which simplifies the accounting for income taxes. The guidance removes several specific exceptions to the general principles in ASC 740 and clarifies and makes amendments to improve consistent application of and simplify existing accounting for other areas in ASC 740. We implemented this guidance effective for our first quarter of fiscal year 2022. The impact of adopting this requirement is not material to our Consolidated Financial Statements.
    In June 2016, the FASB issued guidance under ASC 326, Financial Instruments-Credit Losses, which requires companies to utilize an impairment model for most financial assets measured at amortized cost and certain other financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses. In addition, this new guidance changes the recognition method for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk, as well as additional disclosures. In general, this guidance will require modified retrospective adoption for all outstanding instruments that fall under this guidance. Early adoption is permitted, and we adopted this standard for the evaluation of bad debt reserves at July 31, 2022. Accordingly, this guidance is effective for our first quarter of fiscal year 2023. The impact of adopting this requirement is not material to our Consolidated Financial Statements.

    A summary of all recently adopted and issued accounting standards is contained in Note 1 of Notes to the Consolidated Financial Statements.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS

	July 31,
	2022	2021
ASSETS	(in thousands)
Current Assets
Cash and cash equivalents	$16,298	$24,591
Accounts receivable, less allowance of $922 and $1,174 in 2022 and 2021, respectively	51,683	40,923
Inventories, net	35,562	23,598
Prepaid repairs expense	7,474	6,088
Prepaid expenses and other assets	3,664	6,742
Total Current Assets	114,681	101,942
Property, Plant and Equipment
Buildings and leasehold improvements	40,294	40,181
Machinery and equipment	165,350	162,930
Office furniture and equipment	17,524	21,685
Vehicles	15,470	17,543
Gross depreciable assets	238,638	242,339
Less accumulated depreciation and amortization	(175,374)	(178,885)
Net depreciable assets	63,264	63,454
Construction in progress	24,496	14,627
Land and mineral rights	20,106	17,859
Total Property, Plant and Equipment, Net	107,866	95,940
Other Assets
Goodwill	3,618	9,262
Trademarks and patents, net of accumulated amortization of $524 and $385 in 2022 and 2021, respectively	1,445	1,743
Customer list, net of accumulated amortization of $7,608 and $7,321 in 2022 and 2021, respectively	177	464
Deferred income taxes	3,677	2,096
Operating lease right-of-use assets	10,601	8,619
Other	7,546	7,500
Total Other Assets	27,064	29,684
Total Assets	$249,611	$227,566

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS
(continued)

	July 31,
	2022	2021
LIABILITIES AND STOCKHOLDERS’ EQUITY	(in thousands)
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	13,401	9,206
Dividends payable	1,851	1,865
Operating lease liabilities	2,178	2,036
Accrued expenses	30,085	24,883
Total Current Liabilities	48,515	38,990
Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $202 and $122 in 2022 and 2021, respectively	31,798	7,878
Deferred compensation	4,559	4,370
Pension and postretirement benefits	798	4,922
Long-term operating lease liabilities	9,749	8,022
Other	3,843	4,152
Total Noncurrent Liabilities	50,747	29,344
Total Liabilities	99,262	68,334

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,686,768 shares in 2022 and 8,561,311 shares in 2021	868	856
Class B Stock, convertible, par value $.10 per share, issued 2,397,056 shares in 2022 and 2,397,056 shares in 2021	240	240
Additional paid-in capital	52,467	48,271
Retained earnings	178,754	180,443
Noncontrolling interest	(369)	(307)
Accumulated Other Comprehensive Loss
Pension and postretirement benefits	(2,242)	(4,428)
Cumulative translation adjustment	59	311
Total Accumulated Other Comprehensive Loss	(2,183)	(4,117)
Less treasury stock, at cost (3,609,938 Common and 351,641 Class B shares in 2022 and 3,192,702 Common and 346,491 Class B shares in 2021)	(79,428)	(66,154)
Total Stockholders’ Equity	150,349	159,232

Total Liabilities and Stockholders’ Equity	$249,611	$227,566
The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2022	2021
	(in thousands, except for per share data)

Net Sales	$348,589	$304,981
Cost of Sales	(286,074)	(239,740)
Gross Profit	62,515	65,241
Selling, General and Administrative Expenses (1)	(52,050)	(52,205)
Loss on Impairment of Goodwill	(5,644)	—
Income from Operations	4,821	13,036
Other Income (Expense)
Interest income	45	71
Interest expense	(1,228)	(722)
Foreign exchange loss	(303)	(93)
Other, net (2)	2,374	1,076
Total Other Income (Expense), Net	888	332
Income Before Income Taxes	5,709	13,368
Income Tax Expense	(97)	(2,388)
Net Income	$5,612	$10,980
Net Loss Attributable to Noncontrolling Interest	(62)	(133)
Net Income Attributable to Oil-Dri	5,674	11,113

Net Income Per Share
Basic Common	$0.83	$1.61
Basic Class B Common	$0.63	$1.20
Diluted Common	$0.81	$1.57
Diluted Class B Common	$0.62	$1.18

Average Shares Outstanding
Basic Common	4,987	5,142
Basic Class B Common	1,934	1,926
Diluted Basic Common	5,099	5,253
Diluted Basic Class B Common	1,962	1,967
(1) See Note 9 of the Notes to the Consolidated Financial Statements for further information about amounts included in this line item.
(2) See Note 8 of the Notes to the Consolidated Financial Statements for further information about amounts included in this line item.

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended July 31,
	2022	2021
	(in thousands)

Net Income Attributable to Oil-Dri	$5,674	$11,113

Other Comprehensive Income (Loss):
Pension and postretirement benefits (net of tax)	2,186	7,566
Cumulative translation adjustment	(252)	571
Other Comprehensive Income	1,934	8,137
Comprehensive Income	$7,608	$19,250

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares		(in thousands)
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, July 31, 2020	10,886,405	(3,426,046)	$1,089	$44,993	$176,579	$(62,269)	$(12,254)	$(174)	$147,964
Net income (loss)	—	—	—	—	11,113	—	—	(133)	10,980
Other comprehensive income	—	—	—	—	—	—	8,137	—	8,137
Dividends declared	—	—	—	—	(7,249)	—	—	—	(7,249)
Purchases of treasury stock	—	(87,647)	—	—	—	(3,130)	—	—	(3,130)
Net issuance of stock under long-term incentive plans	71,962	(25,500)	7	747	—	(755)	—	—	(1)
Amortization of restricted stock	—	—	—	2,531	—	—	—	—	2,531
Balance, July 31, 2021	10,958,367	(3,539,193)	$1,096	$48,271	$180,443	$(66,154)	$(4,117)	$(307)	$159,232
Net income (loss)	—	—	—	—	5,674	—	—	(62)	5,612
Other comprehensive income	—	—	—	—	—	—	1,934	—	1,934
Dividends declared	—	—	—	—	(7,363)	—	—	—	(7,363)
Purchases of treasury stock	—	(379,586)	—	—	—	(11,806)	—	—	(11,806)
Net issuance of stock under long-term incentive plans	125,457	(42,800)	12	1,455	—	(1,468)	—	—	(1)
Amortization of restricted stock	—	—	—	2,741	—	—	—	—	2,741
Balance, July 31, 2022	11,083,824	(3,961,579)	$1,108	$52,467	$178,754	$(79,428)	$(2,183)	$(369)	$150,349

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended July 31,
	2022	2021
	(in thousands)
Cash Flows from Operating Activities
Net income	$5,612	$10,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,474	14,177
Non-cash stock compensation expense	2,741	2,531
Provision for deferred income taxes	(2,296)	2,760
Provision for bad debts and cash discounts	(227)	147
Loss on impairment of goodwill	5,644	—
Loss on impairment of patent applications	323	—
Loss on the disposals of property, plant and equipment	334	52
(Increase) decrease in:
Accounts receivable	(10,654)	(5,955)
Inventories	(12,109)	518
Prepaid expenses	(1,014)	(4,067)
Deferred income taxes	715	2,436
Other assets	2,138	544
Increase (decrease) in:
Accounts payable	5,002	(2,411)
Accrued expenses	4,703	(4,097)
Deferred compensation	189	(770)
Pension and postretirement benefits	(1,938)	(2,652)
Other liabilities	(2,799)	(557)
Total Adjustments	4,226	2,656
Net Cash Provided by Operating Activities	9,838	13,636
Cash Flows from Investing Activities
Capital expenditures	(22,831)	(18,839)
Proceeds from sale of property, plant and equipment	21	9
Net Cash Used in Investing Activities	(22,810)	(18,830)
Cash Flows from Financing Activities
Proceeds from issuance of notes payable	25,000	—
Principal payments on notes payable	(1,000)	(1,000)
Payment of debt issuance costs	(114)	—
Dividends paid	(7,377)	(7,192)
Purchase of treasury stock	(11,806)	(3,130)
Net Cash Provided by (Used in) Financing Activities	4,703	(11,322)
Effect of exchange rate changes on cash and cash equivalents	(24)	217
Net Decrease in Cash and Cash Equivalents	(8,293)	(16,299)
Cash and Cash Equivalents, Beginning of Year	24,591	40,890
Cash and Cash Equivalents, End of Year	$16,298	$24,591

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year-Ended July 31,
	2022	2021
	(in thousands)
Supplemental disclosure:
Other cash flows:
Interest payments, net of amounts capitalized	$767	$400
Income tax (refunds) payments	$(178)	$6,151
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,377	$1,036
Noncash investing and financing activities:
Capital expenditures accrued, but not paid	$3,558	$1,926
Cash dividends declared and accrued, but not paid	$1,851	$1,865

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

RECLASSIFICATION
    Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These immaterial reclassifications had no effect on the previously reported net income or cash flows.

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

The effects of the COVID-19 pandemic continues to impact business activity across industries in the U.S. and worldwide, including, but not limited to, workforce and supply chain disruptions. The Company remains committed to taking actions to address the health, safety and welfare of its employees, customers, agents and suppliers. Future developments, such as the actions taken by governmental authorities in response to future outbreaks that are highly uncertain and unpredictable, will determine the extent to which COVID-19 and its effects continue to impact the Company’s results of operations and financial conditions. See the risk factor captioned “Our business could be adversely affected by a widespread threat to public health," in Item 1A, Risk Factors, included in Part I of this Annual Report on Form 10-K for an additional discussion of risks related to COVID-19.

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments with maturities of three months or less.

TRADE RECEIVABLES

We recognize trade receivables when control of finished products are transferred to our customers. We record an allowance for credit losses based on our expectations and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk and analysis of facts and circumstances about specific accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We retain outside collection agencies to facilitate our collection efforts. Past due status is determined based on contractual terms and customer payment history.

INVENTORIES

The composition of inventories was as follows as of July 31 (in thousands):

	2022	2021
Finished goods	$18,142	$14,179
Packaging	9,515	5,084
Other	7,905	4,335
Inventories	$35,562	$23,598

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We performed a detailed review of our inventory items to determine if an obsolescence reserve adjustment was necessary. The review surveyed all of our operating facilities and sales groups to ensure that both historical issues and new market trends were considered. The obsolescence reserve not only considered specific items, but also took into consideration the overall value of the inventory as of the balance sheet date. We recorded inventory obsolescence reserves of approximately $842,000 and $641,000 as of July 31, 2022 and 2021, respectively. The higher obsolescence reserve is attributed to our focus on inventory management. The other category of inventories includes a variety of items including clay, additives, fragrances and other supplies and increased from July 31, 2021 due to increased supply chain issues. Finished goods inventory increased due to sales volume. Packaging inventories increased from July 31, 2021 due to anticipated sales demand as well as an increase in the cost of packaging.

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated to U.S. Dollars at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

INTANGIBLES AND GOODWILL

We amortize most of our intangibles on a straight-line basis over periods ranging from 4 to 20 years. Our customer list intangible asset is amortized at an accelerated amortization rate in the earlier years to reflect the expected pattern of decline in the related benefits over time. Intangible amortization was $490,000 in fiscal year 2022 and $680,000 in fiscal year 2021. Some intangible assets were determined to have indefinite lives and are not amortized, specifically one acquired trademark recorded at $376,000.

Our estimated intangible amortization expense for the next five fiscal years is as follows (in thousands):

2023	$265
2024	$129
2025	$104
2026	$101
2027	$99

    The weighted average amortization period of our intangibles subject to amortization is as follows (in years):

Weighted Average Amortization Period
Trademarks and patents	12.0
Customer list	1.3
Total intangible assets subject to amortization	9.4

We periodically review indefinite-lived intangibles and goodwill to assess for impairment. Our review is based on cash flow considerations and other approaches that require significant judgment with respect to volume, revenue, expenses and allocations. Impairment occurs when the carrying value exceeds the fair value. Much of our goodwill cannot be specifically assigned to one of our operating segments because of the shared nature of our production facilities; however, for purposes of our most recent impairment analysis we estimated the goodwill allocation and assigned $0 to the Retail and Wholesale Products Group and $3,618,000 to the Business to Business Products Group.
During the third quarter of fiscal 2022, we determined, as a result of lower share prices and the continued adverse impacts of rising costs and additional expenses to prevent supply chain disruptions, that we had a triggering event that necessitated a goodwill impairment test. In the third quarter, we performed a goodwill impairment test on our Retail and Wholesale Products Group and Business to Business Products Group reporting units and determined that the carrying value of our Retail and Wholesale Products Group reporting unit was higher than its fair value. As a result, we recorded goodwill impairment of $5,644,000, which left no remaining goodwill in the Retail and Wholesale Products Group reporting unit. We performed our annual impairment testing in the fourth quarter of fiscal years 2022 and 2021. There was no additional impairment required based on our analysis for the fourth quarter of fiscal year 2022. We will continue to consider the need to re-perform impairment testing throughout the year when circumstances such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. In addition, although we have not identified any triggering events relating to goodwill or our intangibles, the ultimate effects of COVID-19 could change this assessment in the future, as outlined under Item 1A, Risk Factors, discussed above.

OVERBURDEN REMOVAL AND MINING COSTS

We surface mine sorbent minerals on property that we either own or lease as part of our overall operations. A significant part of our overall mining cost is incurred during the process of removing the overburden from the mine site, thus exposing the sorbent material used in a majority of our production processes. These stripping costs incurred during production are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred. Stripping costs included in cost of sales were approximately $2,703,000 and $1,920,000 for fiscal years 2022 and 2021, respectively. Pre-production overburden removal costs associated with opening a new mine during the development phase are deferred. Total pre-production costs, including the overburden removal costs, that were capitalized in fiscal years 2022 and 2021 were $1,279,000 and $1,810,000 respectively. Capitalized development costs are amortized when the sorbent material is removed from the mine and used to produce product for sale. At the end of fiscal year 2022, the amount of development costs that are being amortized is $2,037,000.

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral rights, including legal fees and drilling expenses, are also capitalized. The amount of land and mineral rights included in land on the Consolidated Balance Sheets were approximately $13,628,000 and $2,165,000, respectively, as of July 31, 2022, and were $13,637,000 and $2,165,000, respectively, as of July 31, 2021. Any prepaid royalties that may be offset against future royalties due upon extraction of the mineral are also capitalized. Prepaid royalties included in current prepaid expenses and in non-current other assets on the Consolidated Balance Sheets were approximately $2,003,000 and $1,605,000 as of July 31, 2022 and 2021, respectively.

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

As of July 31, 2022 and 2021, we have recorded an estimated net reclamation asset of $1,799,000 and $1,152,000, respectively, and a corresponding estimated reclamation liability of $3,807,000 as of July 31, 2022 and $2,965,000 as of July 31, 2021. These values represent the discounted present value of the estimated future mining reclamation costs at the production plants. Additional mining activity in fiscal year 2022 and disturbance of land accounts for the increase in the reclamation liability.

 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are generally depreciated using the straight-line method over their estimated useful lives which are listed below. Depreciation expense was $12,984,000 and $13,497,000 in fiscal years 2022 and 2021, respectively. Major improvements and betterments are capitalized, while maintenance and repairs that do not extend the useful life of the applicable assets are expensed as incurred. Interest expense may also be capitalized for assets that require a period of time to get them ready for their intended use. There was no capitalized interest in fiscal years 2022 and 2021.

	Years
Buildings and leasehold improvements	3	-	40
Machinery and equipment
Packaging	2	-	20
Processing	2	-	25
Mining and other	2	-	15
Office furniture and equipment	2	-	15
Vehicles	2	-	15

Property, plant and equipment are carried at cost on the Consolidated Balance Sheets and are reviewed for possible impairment on an annual basis or when circumstances indicate impairment that an asset may become impaired. We take into consideration idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. No impairment was recorded in either fiscal year 2022 or 2021.

OTHER CURRENT AND NONCURRENT LIABILITIES

    On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into U.S. law. The CARES Act provides for, among other things, deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As permitted by the CARES Act, we deferred approximately $2,300,000 in payroll taxes in calendar year 2020, $1,150,000 was paid in December 2021 and $1,150,000 will be paid in December 2022. The current portion of the accrual for these payroll taxes is included in Other within Accrued Expenses and the noncurrent portion of the accrual, as applicable, is included in Other within Noncurrent Liabilities on the Consolidated Balance Sheet.

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

ADVERTISING

Advertising costs for the development of printed materials, television commercials, web-based digital banners, web-based social media and sales videos are deferred and expensed upon the first use of the materials, unless such amounts are immaterial. Costs paid for communicating advertising over a period of time, such as television air time, radio commercials and print media advertising space, are deferred and expensed on a pro-rata basis. All other advertising costs, including participation in industry conventions and shows and market research, are expensed when incurred. All advertising costs are part of selling, general and administrative expenses. Advertising expenses were approximately $4,032,000 and $8,651,000 in fiscal years 2022 and 2021, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2022 and 2021. See Note 4 of the Notes to the Consolidated Financial Statements for additional information regarding the fair value of our financial instruments, including notes payable.

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

    We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $527,000 and $256,000 as of July 31, 2022 and July 31, 2021, respectively. This liability is reported in Other Accrued Expenses on the Consolidated Balance Sheets. Revenue recognized during fiscal year 2022 that was included in the liability for advance payments at the beginning of the year was $151,000.

COST OF SALES

Cost of sales consists of all manufacturing costs, including depreciation and amortization related to assets used in the manufacturing and distribution process, inbound and outbound freight, inspection costs, purchasing costs associated with materials and packaging used in the production process and warehouse and distribution costs.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of sales and were approximately $48,487,000 and $46,500,000 for fiscal years 2022 and 2021, respectively. The increase in fiscal year 2022 relates to the increase in freight due to higher transportation rates from tight truck availability offset by freight we no longer incur related to a significant customer who now picks up its own purchases.

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

RESEARCH AND DEVELOPMENT

Research and development costs of approximately $2,106,000 and $2,539,000 were charged to expense as incurred for fiscal years 2022 and 2021, respectively, and are recorded in selling, general and administrative expenses.

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

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASC 350). The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (the Step 2 test) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. The guidance is effective for us beginning with the first quarter of fiscal year 2023. Early adoption is permitted. We adopted this standard for our goodwill impairment test performed on May 1, 2022. See Note 5 for additional information regarding the results of the impairment test performed.

In December 2019, the FASB issued guidance under ASC 740, Income Taxes, which simplifies the accounting for income taxes. The guidance removes several specific exceptions to the general principles in ASC 740 and clarifies and makes amendments to improve consistent application of and simplify existing accounting for other areas in ASC 740. We implemented this guidance effective for our first quarter of fiscal year 2022. The impact of adopting this requirement is not material to our Consolidated Financial Statements.

In June 2016, the FASB issued guidance under ASC 326, Financial Instruments-Credit Losses, which requires companies to utilize an impairment model for most financial assets measured at amortized cost and certain other financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses. In addition, this new guidance changes the recognition method for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk, as well as additional disclosures. In general, this guidance will require modified retrospective adoption for all outstanding instruments that fall under this guidance. Early adoption is permitted and we adopted this standard for the evaluation of bad debt reserves at July 31, 2022. Accordingly, this guidance is effective for our first quarter of fiscal year 2023. The impact of adopting this requirement is not material to our Consolidated Financial Statements.

Recently Issued Accounting Standards

In March 2020, the FASB issued guidance under ASC 848, Reference Rate Reform. This guidance provides optional expedients and exceptions to account for debt, leases, contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The guidance is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We have debt agreements that reference LIBOR and to the extent that those agreements are modified to replace LIBOR with another interest rate index, ASC 848 will allow us to account for the modification as a continuation of the existing contract without additional analysis. On August 30, 2022 we amended our debt agreements to replace the LIBOR-based reference rate with an adjusted term Secured Overnight Financing Rate (SOFR). See Note 13 for additional information on the debt amendment subsequent event.

    There have been no other accounting pronouncements issued but not yet adopted by us which are expected to have a material impact on our Consolidated Financial Statements.

NOTE 2 – OPERATING SEGMENTS

As a result of a change in management organization during fiscal year 2022 and as part of our routine assessments of our segments, our wholly owned subsidiary located in the United Kingdom is now included in our Business to Business Products Group and our co-packaged coarse cat litter is now included in the Retail and Wholesale Products Group. Prior year net sales and operating income have also been reclassified to reflect these changes. The organization change was intended to better serve our customers and the segment information presented reflects the information regularly reviewed by our chief operating decision maker.

We have two reportable operating segments: (1) Retail and Wholesale Products Group and (2) Business to Business Products Group. These operating segments are managed separately and each segment's major customers have different characteristics. The Retail and Wholesale Products Group customers include mass merchandisers, wholesale clubs, drugstore chains, pet specialty retail outlets, dollar stores, retail grocery stores, distributors of industrial cleanup and automotive products, environmental service companies, sports field product users and marketers of consumer products. The Business to Business Products Group customers include: processors and refiners of edible oils, petroleum-based oils and biodiesel fuel; manufacturers of animal feed and agricultural chemicals; and distributors of animal health and nutrition products.

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	Year Ended July 31,
Product	2022	2021	2022	2021
Cat Litter	$—	$—	$196,278	$176,119
Industrial and Sports	—	—	38,932	31,724
Agricultural and Horticultural	30,419	26,035	—	—
Bleaching Clay and Fluids Purification	62,051	53,337	—	—
Animal Health and Nutrition	20,909	17,766	—	—
Net Sales	$113,379	$97,138	$235,210	$207,843

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

	July 31,
	Assets
	2022	2021
	(in thousands)
Business to Business Products	$75,644	$62,124
Retail and Wholesale Products	125,293	110,167
Unallocated assets	48,674	55,275
Total Assets	$249,611	$227,566

	Year Ended July 31,
	Net Sales		Income
	2022	2021	2022	2021
	(in thousands)
Business to Business Products	$113,379	$97,138	$24,344	$25,914
Retail and Wholesale Products	235,210	207,843	6,252	11,088
Net Sales	$348,589	$304,981
Corporate Expenses			(25,775)	(23,966)
Income from Operations			4,821	13,036
Total Other Income, Net			888	332
Income Before Income Taxes			5,709	13,368
Income Tax Expense			(97)	(2,388)
Net Income			$5,612	$10,980
Net Loss Attributable to Noncontrolling Interest			$(62)	$(133)
Net Income Attributable to Oil-Dri			$5,674	$11,113

The following is a summary by fiscal year of financial information by geographic region (in thousands):

	2022	2021
Sales to unaffiliated customers by:
Domestic operations	$328,696	$287,575
Foreign subsidiaries	$19,893	$17,406
Sales or transfers between geographic areas:
Domestic operations	$6,418	$5,347
Foreign subsidiaries	$161	$112
Income (Loss) before income taxes:
Domestic operations	$6,552	$14,144
Foreign subsidiaries	$(843)	$(776)
Net Income (Loss) attributable to Oil-Dri:
Domestic operations	$6,430	$11,710
Foreign subsidiaries	$(756)	$(597)
Identifiable assets:
Domestic operations	$236,622	$214,994
Foreign subsidiaries	$12,989	$12,572

Included within identifiable assets for our foreign subsidiaries is cash held at foreign banks of $3,260 and $3,054 as of July 31, 2022 and July 31, 2021, respectively.

Sales to Walmart, our largest customer, are included in our Retail and Wholesale Products Group. The percentage of consolidated net sales and net accounts receivable attributed to Walmart are shown in the table below:

	2022	2021
Net sales for the years ended July 31	16%	18%
Net accounts receivable as of July 31	21%	20%

There are no other customers with sales equal to or greater than 10% of our total sales.

NOTE 3 – DEBT

The composition of notes payable is as follows as of July 31 (in thousands):

	2022	2021
Amended and Restated Note Purchase and Private Shelf Agreement. Annual principal installments on May 15: $1,000 in each fiscal year 2021 through 2030. Interest is payable semi-annually at an annual rate of 3.95%	$8,000	$9,000
Amended and Restated Note Purchase and Private Shelf Agreement. Annual principal installments on Dec 15: $5,000 in each fiscal year 2028 through 2032. Interest is payable semi-annually at an annual rate of 3.25%	25,000	—
Less current maturities of notes payable	(1,000)	(1,000)
Less unamortized debt issuance costs	$(202)	$(122)
Noncurrent notes payable	$31,798	$7,878

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

    Pursuant to the Amended Note Agreement, (i) the Series A Notes, in an aggregate principal amount of $3,100,000 as of immediately prior to the Effective Date, were paid in full in July 2020 and (ii) we issued $10,000,000 in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 (the “Series B Notes”) and (iii) we issued $25,000,000 in aggregate principal amount of our 3.25% Series C Senior Notes due December 16, 2031 (the “Series C Notes”). In addition, the Amended Note Agreement provided us with the ability to request, from time to time until May 15, 2023 (or such earlier date as provided for in the Amended Note Agreement), that Prudential affiliate(s) purchase, at Prudential’s discretion and on an uncommitted basis, additional senior unsecured notes of Oil-Dri (the “Shelf Notes,” and collectively with the Series A Notes and Series B Notes, and Series C Notes, the “Notes”) in an aggregate principal amount of up to $75,000,000 minus the aggregate principal amount of Notes then outstanding and Shelf Notes that have been accepted for purchase. Interest payable on any Shelf Note agreed to be purchased under the Amended Note Agreement will be at a rate determined by Prudential and will mature not more than fifteen years after the date of original issue of such Shelf Note.

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

The revised definitions of Consolidated EBITDA are relevant to our covenant calculations based on the amended definitions noted above. The goodwill impairment recorded in the third quarter was excluded from the quarterly covenant calculations based on the amended definitions summarized above. See Note 1 of the Notes to the Consolidated Financial Statements for additional information on goodwill impairment.

We have a credit agreement with BMO Harris that expires on January 31, 2024 (the "Credit Agreement"). The agreement provides for a $45,000,000 unsecured revolving credit agreement, including a maximum of $10,000,000 for letters of credit. Under the credit agreement, we may select a variable rate based on either BMO Harris’ prime rate or a LIBOR-based rate, plus a margin which varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of July 31, 2022, the variable rates would have been 5.75% for the BMO Harris’ prime-based rate or 4.04% for the LIBOR-based rate.

Effective June 6, 2022, we entered into a modification (the “Modification”) to the credit agreement (the “Credit Agreement”) with BMO Harris N.A. The Modification, among other things, revises the definition of Consolidated EBITDA and Consolidated EBITR (Earnings Before Interest, Taxes, and Rent) within the Credit Agreement.

The revised definitions of Consolidated EBITDA and consolidated EBITR are relevant to our covenant calculations based on the amended definitions noted above. The goodwill impairment recorded in the third quarter was excluded from the quarterly covenant calculations based on the amended definitions summarized above. See Note 1 of the Notes to the Consolidated Financial Statements for additional information on goodwill impairment.

As of July 31, 2022 and 2021, there were no outstanding borrowings under this credit agreement. However, we had $964,000 of letters of credit outstanding at July 31, 2022 and 2021 under this agreement.

    The credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed coverage ratio, a minimum consolidated net worth and a minimum consolidated debt ratio. Our debt agreements also contain provisions such that if we default on one debt agreement, the others will automatically default. If we default on any guaranteed debt with a balance greater than $1,000,000, our unsecured revolving credit agreement with BMO Harris will be considered in default. If we default on any debt with a balance greater than $5,000,000 we will also be considered in default with the senior promissory notes. We were in compliance with all restrictive covenants and limitations as of July 31, 2022.

The following is a schedule by fiscal year of future principal maturities of notes payable as of July 31, 2022 (in thousands):

2023	$1,000
2024	1,000
2025	1,000
2026	1,000
2027	1,000

On August 30, 2022, the Company entered into (i) the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”), which amends the Credit Agreement, among BMO Harris, the Company and certain domestic subsidiaries of the Company; and (ii) Amendment No. 3 (the “Third Amendment”) to the Amended Note Agreement with Prudential and certain existing noteholders affiliated with Prudential named therein. See Note 13 of the Notes to the Consolidated Financial Statements for additional information.

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
Level 3: Unobservable inputs.

Cash equivalents are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. These cash instruments are primarily money market funds and are included in cash and cash equivalents on the Consolidated Balance Sheets. There were no cash equivalents as of July 31, 2022 and July 31, 2021.

Accounts receivable and accounts payable balances on the Consolidated Balance Sheets approximate their fair values as of July 31, 2022 and 2021 due to the short maturity and nature of those balances.

Notes payable on the Consolidated Balance Sheets are carried at the face amount of future maturities. The estimated fair value of notes payable was approximately $31,784,000 as of July 31, 2022 and $10,231,000 as of July 31, 2021. The fair value was estimated using the exit price notion of fair value and is classified as Level 2. The increase in fair value is attributable to the Amended Note Agreement entered into in December 2021. See Note 3 of the Notes to the Consolidated Financial Statements for further information about such debt.

We apply fair value techniques on at least an annual basis associated with: (1) valuing potential impairment loss related to goodwill, trademarks and other indefinite-lived intangible assets and (2) valuing potential impairment loss related to long-lived assets. See Note 1 of the Notes to Consolidated Financial Statements for further information about goodwill and other intangible assets, including the goodwill impairment recorded during fiscal year 2022 at our Retail and Wholesale Products Group.

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

NOTE 5 – INCOME TAXES

    The provision for income tax expense by fiscal year consists of the following (in thousands):

	2022	2021
Current
Federal	$1,681	$(683)
Foreign	16	2
State	696	309
Current Income Tax Total	2,393	(372)
Deferred
Federal	(1,868)	2,440
Foreign	(41)	(48)
State	(387)	368
Deferred Income Tax Total	(2,296)	2,760
Total Income Tax Expense	$97	$2,388

    Principal reasons for variations between the statutory federal rate and the effective rates by fiscal year were as follows:

	2022	2021
U.S. federal income tax rate	21.0%	21.0%
Depletion deductions allowed for mining	(20.1)	(5.4)
State income tax expense, net of federal tax expense	4.5	5.1
Nondeductible officer compensation	2.4	4.0
Tax credits	(3.1)	(2.5)
Statutory rate change of foreign subsidiaries	—	(0.7)
Valuation allowance - foreign	6.9	2.5
Foreign tax differential	(5.3)	(1.5)
Prior year income taxes	(9.5)	(4.0)
Goodwill impairment	3.1	—
Other	1.8	(0.8)
Effective income tax rate	1.7%	17.7%

The U.S. effective tax rate for the year ended July 31, 2022 and July 31, 2021 were 1.7% and 17.7%, respectively, based on income before taxes. The items impacting the effective tax rate were permanent items and the return to provision adjustments. The tax impact of the items comprising the permanent adjustments primarily consisted of depletion, stock-based compensation and goodwill impairment.

    The Consolidated Balance Sheets included the following tax effects of cumulative temporary differences as of July 31 (in thousands):

`

	2022		2021
	Assets	Liabilities	Assets	Liabilities
Depreciation	$—	$4,356	$—	$5,870
Deferred compensation	1,499	—	1,593	—
Postretirement benefits	209	—	1,296	—
Goodwill	62	—	—	1,073
Lease right of use assets	—	2,700	—	2,160
Lease liabilities	3,040	—	2,524	—
Allowance for doubtful accounts	95	—	176	—
Deferred marketing expenses	—	22	—	133
Other assets	1	—	289	—
Other liabilities	—	23	—	—
Accrued expenses	2,362	—	2,402	—
Tax credits	223	—	87	—
Amortization	1,046	—	1,028	—
Inventories	366	—	351	—
Depletion	—	154	—	166
Stock-based compensation	1,522	—	1,340	—
Reclamation	549	—	498	—
Other liabilities - foreign	—	42	—	86
Other assets – foreign	1,761	—	1,362	—
Valuation allowance	(1,761)	—	(1,362)	—
Total deferred taxes	$10,974	$7,297	$11,584	$9,488

    Deferred tax liabilities for depreciation decreased due to the election out of bonus depreciation that the Company took in fiscal year 2021. Deferred tax assets for post retirement benefits were affected by the freeze of our pension plan as well as the Lump Sum Option both of which significantly reduced our pension liability. See Note 8 of the Notes to the Consolidated Financial Statements for further information about postretirement benefits. Deferred tax assets and liabilities related to lease decreased as leases are expiring. Deferred tax assets for accrued expenses reflected a lower accrual for the annual discretionary bonus.

We recorded a valuation allowance of $1,761,000 and $1,362,000 as of July 31, 2022 and 2021, respectively, for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards since we believe it is unlikely we will realize the benefit of these tax attributes in the future. As of July 31, 2022, we have total net operating loss carryforwards from state jurisdictions of approximately $7,000,000. The carryforward expiration dates vary by state. No valuation allowance has been established for these carryforwards since we expect our future profitability will allow us to fully realize these tax benefits.

With the exception of our foreign subsidiary in Canada, none of our foreign subsidiaries have generated any untaxed foreign income, therefore we have not provided for any related income taxes for these subsidiaries.

We had no material liability for unrecognized tax benefits based on tax positions related to the current and prior fiscal years as of July 31, 2022 and 2021; correspondingly, no related interest and penalties were recognized as income tax expense and there were no accruals for such items in either of these fiscal years.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have no income tax returns under examination as of July 31, 2022 and federal tax returns for fiscal years 2019-2021 remain open for examination. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are a limited number of open state and local income tax audits in which no material issues have been preliminarily identified. There are no material open or unsettled foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

    The following table summarizes the changes in accumulated other comprehensive income by component (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2020	$(11,994)		$(260)	(12,254)
Other comprehensive income before reclassifications, net of tax	6,592	a)	571	7,163
Amounts reclassified from accumulated other comprehensive income, net of tax	494	b)	—	494
Curtailment/Settlement on Pension Plan	480	c)	—	480
Net current-period other comprehensive income, net of tax	7,566		571	8,137
Balance as of July 31, 2021	$(4,428)		$311	$(4,117)
Other comprehensive income (loss) before reclassifications, net of tax	2,081	a)	(252)	1,829
Amounts reclassified from accumulated other comprehensive income, net of tax	105	b)	—	105
Net current-period other comprehensive income (loss), net of tax	2,186		(252)	1,934
Balance as of July 31, 2022	$(2,242)		$59	$(2,183)

a)    Amounts are net of taxes of $684,000 and $2,095,000 in fiscal years 2022 and 2021, respectively, and are included in Other Comprehensive Loss.
b)    Amounts are net of taxes of $34,000 and $156,000 in fiscal years 2022 and 2021, respectively. Amounts are included in the components of net periodic benefit cost for the pension and postretirement health plans.
c)    Amount is net of taxes of $151,000 in fiscal year 2021. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans.

See Note 8 of the Notes to the Consolidated Financial Statements for further information about pension and postretirement health benefits.

NOTE 7 – STOCK-BASED COMPENSATION

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended, the “2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,219,500. As of July 31, 2022, there were 272,475 shares available for future grants under this plan.

RESTRICTED STOCK

All non-vested restricted stock as of July 31, 2022 was issued under the 2006 Plan with vesting periods generally from two to five years. The fair value of restricted stock was determined by the closing market price of our Common Stock on the date of grant multiplied by the number of shares granted.

    A summary of restricted stock transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Unamortized Expense (in thousands)
Non-vested restricted stock outstanding at July 31, 2020	390	$33.19	4.0	$7,784
Granted	72	$35.76
Vested	(67)	$33.11
Forfeited	(25)	$29.58
Non-vested restricted stock outstanding at July 31, 2021	370	$33.96	3.3	$7,073
Granted	126	$33.48
Vested	(71)	$34.64
Forfeited	(43)	$34.29
Non-vested restricted stock outstanding at July 31, 2022	382	$33.63	3.0	$7,064

    Stock-based compensation for restricted stock of $2,083,000 and $1,924,000, net of related tax effect, was recognized in fiscal years 2022 and 2021, respectively. The total restricted stock compensation related tax benefit was $658,000 and $607,000 in fiscal years 2022 and 2021, respectively.

NOTE 8 – PENSION AND OTHER POSTRETIREMENT BENEFITS

    The Oil-Dri Corporation of America Pension Plan (“Pension Plan”) is a defined benefit pension plan for eligible salaried and hourly employees. Pension benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service. On January 9, 2020, we amended the Pension Plan to freeze participation, all future benefit accruals and accrual of benefit service, including consideration of compensation increases, effective March 1, 2020. Consequently, the Pension Plan is closed to new participants and current participants will no longer earn additional benefits on or after March 1, 2020. On May 4, 2021, we purchased an annuity for $8,530,000 which decreased both our projected benefit obligation and the fair value of plan assets and resulted in no change in the funded status of the pension plan. The settlement expense related to the annuity purchase was $631,000 and was recorded net of tax in Other, net in the Consolidated Statements of Operations.

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

A 401(k) savings plan is maintained under which we match a portion of employee contributions. This plan is available to essentially all domestic employees following a specific number of days of employment. Our contributions to this plan, and to similar plans maintained by our foreign subsidiaries, were $2,936,000 and $2,784,000 for fiscal years 2022 and 2021, respectively.

Obligations and Funded Status

The following tables provide a reconciliation of changes in the plans’ benefit obligations, asset fair values and funded status by fiscal year (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation, beginning of year	$42,267	$57,280	$3,125	$3,291
Service cost	—	—	123	139
Interest cost	1,068	1,168	58	51
Actuarial gain	(8,386)	(6,091)	(1,155)	(313)
Benefits paid	(1,208)	(1,603)	(32)	(43)
Settlements	—	(8,487)	—	—
Benefit obligation, end of year	33,741	42,267	2,119	3,125

Change in plan assets:
Fair value of plan assets, beginning of year	40,388	45,334	—	—
Actual return on plan assets	(4,191)	5,144	—	—
Employer contribution	—	—	32	43
Benefits paid	(1,208)	(1,603)	(32)	(43)
Settlements	—	(8,487)	—	—
Fair value of plan assets, end of year	34,989	40,388	—	—
Funded status, recorded in Consolidated Balance Sheets	$1,248	$(1,879)	$(2,119)	$(3,125)

See “Cash Flows” below for further information about employer contributions and benefits payments.

The accumulated benefit obligation for the Pension Plan was $33,741,000 and $42,267,000 as of July 31, 2022 and July 31, 2021, respectively.

The following table shows amounts recognized in the Consolidated Balance Sheets as of July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2022	2021	2022	2021
Deferred income taxes	$(335)	$504	$544	$792
Other current liabilities	$—	$—	$(73)	$(82)
Other noncurrent liabilities	$1,248	$(1,879)	$(2,046)	$(3,043)
Accumulated other comprehensive loss – net of tax:
Net actuarial loss (gain)	$2,998	$4,311	$(756)	$117

Benefit Costs and Amortizations

The following table shows the components of the net periodic pension and postretirement health benefit costs by fiscal year (in thousands):

	Pension Cost		Postretirement Health Benefit Cost
	2022	2021	2022	2021
Service cost	$—	$—	$123	$139
Interest cost	1,068	1,168	58	51
Expected return on plan assets	(2,586)	(2,816)	—	—
Amortization of:
Prior service income	—	—	(6)	(6)
Other actuarial loss	145	653	—	3
Settlement cost	—	631	—	—
Net periodic benefit (income) cost	$(1,373)	$(364)	$175	$187
Service cost is recorded in Other, net within Other Income (Expense) in the Consolidated Statements of Operations. As the pension plan is frozen, there was no service cost recorded in fiscal years 2021 or 2022.

The following table shows amounts, net of tax, that are recognized in other comprehensive income by fiscal year (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2022	2021	2022	2021
Net actuarial gain	$(1,203)	$(6,355)	$(878)	$(237)
Amortization of:
Prior service income	—	—	5	5
Amortization of actuarial loss	(110)	(496)	—	(3)
Curtailment/Settlement	$—	$(480)	$—	$—
Total recognized in other comprehensive income	$(1,313)	$(7,331)	$(873)	$(235)

Cash Flows

We have funded the Pension Plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We made no contributions in fiscal years 2021 or 2022 and we do not expect to make a contribution to the Pension Plan in fiscal year 2023. The postretirement health plan is an unfunded plan. Our policy is to pay health insurance premiums and claims from our assets.

The following table shows the estimated future benefit payments by fiscal year (in thousands):

	Pension Benefits	Postretirement Health Benefits
2023	$1,226	$73
2024	$1,258	$123
2025	$1,342	$154
2026	$1,476	$147
2027	$1,596	$157
2028-32	$9,209	$977

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

	Pension Benefits		Postretirement Health Benefits
	2022	2021	2022	2021
Discount rate for net periodic benefit costs	2.57%	2.14%	2.10%	1.63%
Discount rate for year-end obligations	4.05%	2.57%	3.82%	2.10%
Rate of increase in compensation levels for net periodic benefit costs	—%	—%	—%	—%
Rate of increase in compensation levels for year-end obligations	—%	—%	—%	—%
Long-term expected rate of return on assets	6.50%	6.50%	—%	—%

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

For fiscal year 2022, the medical cost trend assumption used for the postretirement health benefit cost was 8.5%. The graded trend rate is expected to decrease to an ultimate rate of 4.9% in fiscal year 2044.

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

We measure and monitor the plan’s asset investment performance and the allocation of assets through quarterly investment portfolio reviews. Investment performance is measured by absolute returns, returns relative to benchmark indices and any other appropriate basis of comparison. The targeted allocation percentages of plan assets is shown below for fiscal year 2023 and the actual allocation as of July 31:

Asset Allocation	Target fiscal 2023	2022	2021
Cash and accrued income	64%	—%	—%
Fixed income	36%	36%	38%
Equity	—%	64%	62%

    In anticipation of a termination of the pension plan (See Note 13 of the Notes to Consolidated Financial Statements), we adjusted our asset allocation target for fiscal year 2023.

    The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets carried at fair value (in thousands):

	Fair Value At July 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Asset Class
Cash and cash equivalents(a)	$51	$51	$—
Equity securities(b):
U.S. companies	15,389	10,387	5,002
International companies	521	521	—
Equity securities - international mutual funds:
Developed market(c)	4,025	923	3,102
Emerging markets(d)	1,517	1,149	368
Commodities(e)	1,137	1,137	—
Fixed Income:
U.S. Treasuries	3,019	904	2,115
Debt securities(f)	1,656	—	1,656
Government sponsored entities(g)	1,256	—	1,256
Multi-strategy bond fund(h)	5,079	—	5,079
Money market fund(i)	389	—	389
Other(j)	950	—	950
Total	$34,989	$15,072	$19,917

	Fair Value At July 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Asset Class
Cash and cash equivalents(a)	$16	$16	$—
Equity securities(b):
U.S. companies	15,241	4,290	10,951
International companies	806	806	—
Equity securities - international mutual funds:
Developed market(c)	5,622	—	5,622
Emerging markets(d)	2,389	—	2,389
Commodities(e)	829	—	829
Fixed Income:
U.S. Treasuries	1,543	—	1,543
Debt securities(f)	2,258	—	2,258
Government sponsored entities(g)	1,730	—	1,730
Multi-strategy bond fund(h)	8,257	—	8,257
Money market fund(i)	718	—	718
Other(j)	979	—	979
Total	$40,388	$5,112	$35,276

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
(g)This class represents a beneficial ownership interest in a pool of single-family residential mortgage loans. These investments are generally not backed by the full faith and credit of the United States government, except for securities valued at $114,000 in our portfolio as of July 31, 2022 and $176,000 as of July 31, 2021.
(h)This class invests at least 80% of its net assets in bonds and other fixed income instruments issued by governmental or private-sector entities. More than 30% of its net assets are invested in asset-backed and mortgage-backed securities. The fund may invest up to 20% of its net assets in securities below investment grade.
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

NOTE 9 – DEFERRED COMPENSATION

Oil-Dri's deferred compensation plans permit directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. Participants have deferred $680,000 and $1,158,000 into these plans in fiscal years 2022 and 2021, respectively. We recorded $218,000 and $187,000 of interest expense associated with these plans in fiscal years 2022 and 2021, respectively. Payments to participants were $440,000 and $480,000 in fiscal years 2022 and 2021, respectively, and the total liability recorded for deferred compensation was $4,812,000 and $4,354,000 as of July 31, 2022 and 2021, respectively.

The Oil-Dri Corporation of America Annual Incentive Plan provides certain executives with the opportunity to receive a deferred executive bonus award if certain financial goals are met. Deferred executive bonus awards of $818,000 were awarded for fiscal year 2022. No executive bonus was awarded for fiscal year 2021 as financial targets under the provisions of the plan were not achieved. These awards will vest and accrue interest over a three-year period.

Our deferred compensation plans are unfunded. We fund these benefits when payments are made, and the timing and amount of the payments are determined according to the plans' provisions and, for certain plans, according to individual employee agreements.

Our SERP, which was terminated in fiscal year 2020, provided certain retired participants in the Pension Plan with the amount of benefits that would have been provided under the Pension Plan but for: (1) the limitations on benefits imposed by Section 415 of the Internal Revenue Code (“Code”), and/or (2) the limitation on compensation for purposes of calculating benefits under the Pension Plan imposed by Section 401(a)(17) of the Code. The SERP liability was actuarially determined at the end of each fiscal year using assumptions similar to those used for the Pension Plan, see Note 8 of the Notes to the Consolidated Financial Statements. The SERP liability was $0 as of July 31, 2021, and we recorded expense related to the SERP of $0 in fiscal year 2021. On January 9, 2020, we amended the SERP to freeze participation and any excess benefit, supplemental benefit or additional benefit effective March 1, 2020. Consequently, the SERP was closed to new participants and current participants no longer earned additional benefits on or after March 1, 2020. The amendment of the SERP triggered a curtailment which required a remeasurement of the SERP's obligation. The remeasurement resulted in a decrease in the SERP liability and recognition of a curtailment gain of approximately $1,296,000 in fiscal year 2020, which was recorded in Selling, General & Administrative Expenses. Subsequent to the curtailment, the SERP was terminated effective June 30, 2020 and all participants were paid in the form of one lump sum in July 2021.

NOTE 10 - ACCRUED EXPENSES

Accrued expenses is as follows (in thousands):

	July 31, 2022	July 31, 2021
Salaries, Wages, Commissions and Employee Benefits	13,439	$10,806
Trade promotions and advertising	1,180	1,653
Freight	4,022	2,845
Real Estate Tax	1,006	1,002
Other	10,438	8,577
	$30,085	$24,883

The increase in salaries, wages, commissions and employee benefits relates primarily to the accrual of annual discretionary bonuses related to fiscal year 2022 that will be paid during the first quarter of fiscal year 2023 and a higher discretionary bonus accrual as of the end of fiscal year 2022 when compared to fiscal year 2021. The accrual for trade promotions and advertising is lower at July 31, 2022 than at July 31, 2021 due to a shift in timing of advertising programs and expense. Freight rates increased during fiscal year 2022 resulting in a higher accrual at July 31, 2022 than at July 31, 2021. Accrued real estate tax at July 31, 2022 is higher than at July 31, 2021 due to the timing of payments. Other accrued expenses are higher due to an increase in natural gas costs in fiscal year 2022 that will be paid during the first quarter of fiscal year 2023.

NOTE 11 – OTHER CONTINGENCIES

    We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business, including ongoing litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows. In June 2020, the Company received notice from a former service provider alleging a breach of contract regarding the payment of a contingency fee. Such party subsequently, in July 2020, filed a lawsuit seeking to require the Company to participate in binding mediation regarding this matter. Although we believe this claim to be without merit, as of July 31, 2022, we have determined a reasonable estimate of this liability within a range, with no amount within that range being a better estimate than any other amount, and have therefore recorded that estimate within Other accrued expenses. We believe that any loss related to this matter is unlikely to be material. However, the outcome of this legal matter is subject to significant uncertainties. The ability to predict the ultimate outcome of this legal matter involves judgments, estimates and inherent uncertainties. The actual outcome could differ materially from management’s estimates.

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

    We have no material finance leases, and variable costs for operating leases are immaterial. Operating lease costs are included in Cost of Sales or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Twelve Months Ended July 31,	For the Twelve Months Ended July 31,
	2022	2021
Operating Lease Cost
Operating lease cost	$2,776	$2,658
Short-term operating lease cost	553	721

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Twelve Months Ended July 31,	For the Twelve Months Ended July 31,
	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,490	$2,303

Operating lease ROU assets and operating lease liabilities are separately presented on the Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	For the Twelve Months Ended July 31,	For the Twelve Months Ended July 31,
	2022	2021
Weighted-average remaining lease term - operating leases	7.7 years	9.1 years
Weighted-average discount rate - operating leases	3.91%	3.88%

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of July 31, 2022 (in thousands):

2023	$2,576
2024	2,046
2025	1,913
2026	1,623
2027	1,214
Thereafter	4,577
Total	13,949
Less: imputed interest	(2,022)
Net lease obligation	$11,927

NOTE 13 – SUBSEQUENT EVENTS

    On August 30, 2022, the Company entered into (i) the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”), which amends the Credit Agreement, among BMO Harris, the Company and certain domestic subsidiaries of the Company; and (ii) Amendment No. 3 (the “Third Amendment”) to the Amended Note Agreement with Prudential and certain existing noteholders affiliated with Prudential named therein.

The Sixth Amendment amends the Credit Agreement to, among other things to extend the expiration of the agreement until August 20, 2027; to replace the LIBOR-based reference rate with an adjusted term Secured Overnight Financing Rate ("SOFR"); revise the method for calculating consolidated EBITDA and consolidated debt for purposes of the Credit Agreement; modify certain restrictive covenants, including increasing the unsecured indebtedness basket from $50 million to $75 million; and revise the existing financial covenants by replacing the consolidated debt covenant with a covenant to maintain a maximum debt to earnings ratio, lowering the minimum fixed charge coverage ratio level and revising the method for calculating the fixed charge coverage ratio.

The Third Amendment amends the Amended Note Agreement to, among other things, modify the existing fixed charge coverage financial covenant and replace the existing consolidated debt financial covenant with a maximum debt to earnings ratio and effect certain changes consistent with the Sixth Amendment, including modifying the method for calculating consolidated EBITDA and the excess leverage fee.

On September 20, 2022, subsequent to the end of the fiscal year, the Company's Board of Directors approved a resolution to terminate the Company's defined benefit pension plan. During the first quarter of fiscal year 2023, the Company commenced the plan termination process and expects to complete the termination over a period of eighteen months. The decision to terminate the Plan follows the 2020 decision to amend and freeze the plan, pursuant to which participation, all future benefit accruals and accrual of benefit service, including consideration of compensation increases, were frozen effective March 1, 2020.

NOTE 14 – RELATED PARTIES

    One member of our Board of Directors retired from the role of President and Chief Executive Officer of a customer of ours on September 28, 2019 and is currently party to a post-employment consulting agreement with the customer. Total net sales to that customer, including sales to subsidiaries of that customer, were $348,827 and $326,692 for fiscal years 2022 and 2021, respectively. There was $5,608 of outstanding accounts receivable due from that customer, and its subsidiaries, as of July 31, 2022 and $4,256 outstanding accounts receivable as of July 31, 2021.

    One member of our Board of Directors is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $689,668 and $703,098 for fiscal years 2022 and 2021, respectively. There were no outstanding amounts due to that vendor as of July 31, 2022 or July 31, 2021.

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

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2022.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Our internal controls over financial reporting as of July 31, 2022 have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Oil-Dri Corporation of America

Opinions on the financial statements and internal control over financial reporting

We have audited the accompanying consolidated balance sheets of Oil-Dri Corporation of America (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of July 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill impairment analysis
As described further in Note 1 to the financial statements, during the third quarter of fiscal year 2022, the Company determined that a triggering event necessitated a goodwill impairment test. The Company performed a goodwill impairment test on both the Retail and Wholesale Products Group and Business to Business Product Groups reporting units and determined that the carrying value of the Retail and Wholesale Products Group reporting unit was higher than its fair value. As a result, the Company recorded goodwill impairment of $5,644,000 which left no remaining goodwill in the Retail and Wholesale Products Group.

The principal considerations for our determination that the goodwill impairment analysis is a critical audit matter are that the significant estimates and assumptions made by management involve subjectivity and judgment in determining the fair value of the reporting units using the discounted future cash flows valuation technique. The reporting unit discounted future cash flows include certain management assumptions that are complex and have a higher degree of estimation uncertainty. Changes in these assumptions could have a significant impact on the results of the impairment analysis. These assumptions include forward-looking projections related to volume, revenue, and expenses as well as certain allocations between reporting units and determination of discount rates. Performing audit procedures to evaluate management’s assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve valuation specialists.

Our audit procedures related to the goodwill impairment analysis included the following, among others:
a.We tested the design and operating effectiveness of internal controls relating to management’s goodwill impairment test, including the internal controls over the determination of key inputs such as the forecasting of future cash flows and determination of the discount rate;
b.We tested the reasonableness of management’s forecasts of future revenues and operating margin by comparing to third-party industry projections and historical operating results;
c.We performed sensitivity analysis on the Company’s future revenues, operating margins, and expense allocations to evaluate the reasonableness of management’s forecasts;
d.We utilized a valuation specialist to assist in recalculating the Company’s discounted future cash flows model and in evaluating the reasonableness of the significant assumptions including the discount rate; and
e.We evaluated the competency and objectivity of management’s specialists who assisted with preparing the discounted future cash flows analysis.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2014.
Chicago, Illinois

October 13, 2022

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

    There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal year ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except as set forth below) is contained in Oil-Dri’s Proxy Statement for its 2022 annual meeting of stockholders under the captions “PROPOSALS - 1. Election of Directors,” “Executive Officers,” “CORPORATE GOVERNANCE MATTERS - Director Nominations,” “Board of Directors Committee Membership and Meetings,” (including the “Audit Committee” section thereunder) and “Corporate Governance Matters” and is incorporated herein by this reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

    The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2022 annual meeting of stockholders under the captions “Executive Compensation,” “CORPORATE GOVERNANCE MATTERS – Director Compensation,” and “Board of Directors Committee Membership and Meetings,” (including the “Compensation Committee” thereunder) and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Except as set forth herein, the information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2022 annual meeting of stockholders under the captions “Principal Stockholders” and “Security Ownership of Management” and is incorporated herein by reference.

Equity Compensation Plan Information. The following table presents information about compensation plans under which our equity securities are authorized for issuance. There are no outstanding stock options as of July 31, 2022. See Note 7 of the Notes to the Consolidated Financial Statements for further information about these stock-based compensation plans.

Equity Compensation Plan Information As Of July 31, 2022
Plan Category	Number of securities to be issued upon exercise of outstanding options (in thousands) (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders	—	$—	272

    The number of securities remaining in column (c) above includes, in accordance with the terms of the plan, shares that were: 1) not vested or exercised in full due to expiration or termination, or 2) tendered or withheld for payment of the exercise price or to satisfy tax withholding amounts.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2022 annual meeting of stockholders under the captions “CORPORATE GOVERNANCE MATTERS – Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item is contained in Oil-Dri’s Proxy Statement for its 2022 annual meeting of stockholders under the caption “Other Matters Relating to the Independent Auditor - Auditor Fees” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements are contained herein.

Consolidated Balance Sheets as of July 31, 2022 and July 31, 2021.

Consolidated Statements of Operations for the fiscal years ended July 31, 2022 and July 31, 2021.

Consolidated Statements of Comprehensive Income for the fiscal years ended July 31, 2022 and July 31, 2021.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended July 31, 2022 and July 31, 2021.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2022 and July 31, 2021.

Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2022 and July 31, 2021.

All other schedules are omitted because they are inapplicable, not required under the instructions or the information is included in the consolidated financial statements or notes thereto.

(a)(3)	The following documents are exhibits to this Report:

Exhibit No.	Description	SEC Document Reference
3.1	Certificate of Incorporation of Oil-Dri, as amended.	Incorporated by reference to Exhibit 4.1 to Oil-Dri’s Registration Statement on Form S-8 (Registration No. 333-57625), filed on June 24, 1998.

3.2	By-Laws of Oil-Dri Corporation of America, as Amended and Restated on December 12, 2017.	Incorporated by reference to Exhibit 3 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q filed on March 9, 2018.

4.1	Description of Capital Stock	Filed herewith

10.1	Memorandum of Agreement #1450 “Fresh Step“® dated as of March 12, 2001 between A&M Products Manufacturing Company and Oil-Dri.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

Exhibit No.	Description	SEC Document Reference
10.2	First Amendment, dated as of December 13, 2002, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

10.3	Second Amendment, dated as of October 15, 2007, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

10.4	Third Amendment, dated as of May 27, 2016, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

10.5	Exclusive Supply Agreement dated May 19, 1999 between Church & Dwight Co., Inc. and Oil-Dri.	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

10.6	Credit Agreement, dated January 27, 2006 among the Company, certain subsidiaries of the Company and Harris N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.7	First Amendment, dated as of December 19, 2008 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.8	Second Amendment, dated as of December 21, 2011 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 28, 2011.

10.9	Third Amendment, dated as of June 21, 2012 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.10	Fourth Amendment, dated as of December 4, 2014 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2014.

10.11	Fifth Amendment, dated as of January 31, 2019 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on January 31, 2019.

10.12	Annex A to the Fifth Amendment to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on January 31, 2019.

10.13	$18,500,000 Note Agreement dated as of November 12, 2010 among Oil-Dri Corporation of America, The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 16, 2010.

Exhibit No.	Description	SEC Document Reference

10.14	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of May 15, 2020, among Oil-Dri Corporation of America, PGIM, Inc. and existing noteholders and purchasers named therein.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on May 21, 2020.

10.15	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.16	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.17	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.18	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.19	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.20	First Amendment, effective July 1, 2020, to the Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.24 to Oil Dri's (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

10.21	Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

10.22	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.23	Second Amendment, effective as of October 15, 2015, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as previously amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 28, 2015.

10.24	Third Amendment to Oil-Dri Corporation of America 2006 Long Term Incentive Plan*	Incorporated by reference to Appendix A of Oil-Dri's (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 30, 2019

Exhibit No.	Description	SEC Document Reference

10.25	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.26	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.27	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.28	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.29	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.30	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.31	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.32	Form of 2018 Restricted Stock Agreement for Class B Stock under the Oil-Dri Corporation of America 2006 Long Term Incentive Plan.*	Incorporated by reference to Exhibit 10.29 to Oil-Dri's (file No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2018.

10.33	Fourth Amendment, dated as of December 4, 2020, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.†	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

10.34	Amendment No. 1 dated December 16, 2021 to the Amended and Restated Note Purchase and Private Shelf Agreement among Oil-Dri Corporation of America, PGIM, Inc. and existing noteholders and purchasers named therein.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on December 17, 2021.

10.35	Oil-Dri BMO - Modification to BMO Harris Bank N.A. Credit Agreement.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2022.

10.36	Amendment No. 2 to Amended and Restated Note Purchase and Private Shelf Agreement.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2022.

10.37	Sixth Amendment to Credit Agreement dated as of August 30, 2022, between Oil-Dri Corporation of America and BMO Harris Bank N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on September 6, 2022.

10.38	Amendment No. 3 to Amended and Restated Note Purchase and Private Shelf Agreement, dated August 30, 2022, among Oil-Dri Corporation of America, PGIM, Inc. and existing noteholders named therein.	Incorporated by reference to Exhibit 10.2 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on September 6, 2022.

14.1	Amended and Restated Code of Ethics	Available at Oil-Dri’s website at www.oildri.com or in print upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, IL 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.

21.1	Subsidiaries of Oil-Dri Corporation of America	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

Exhibit No.	Description	SEC Document Reference

31.1	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosure	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Furnished herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith.

†	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. A copy of the omitted portions will be furnished supplementally to the Securities and Exchange Commission upon request.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oil-Dri has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

By	/s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer, Director

Dated: October 13, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Daniel S. Jaffee	October 13, 2022
Daniel S. Jaffee
President and Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Susan M. Kreh	October 13, 2022
Susan M. Kreh
Chief Financial Officer
(Principal Financial Officer)

/s/ David M. Atkinson	October 13, 2022
David M. Atkinson
Vice President, Corporate Controller
(Controller)

/s/ Ellen-Blair Chube	October 13, 2022
Ellen-Blair Chube
Director

/s/ Paul M. Hindsley	October 13, 2022
Paul M. Hindsley
Director

/s/ Michael A. Nemeroff	October 13, 2022
Michael A. Nemeroff
Director

/s/ George C. Roeth	October 13, 2022
George C. Roeth
Director

/s/ Amy L. Ryan	October 13, 2022
Amy L. Ryan
Director

/s/ Allan H. Selig	October 13, 2022
Allan H. Selig
Director

/s/ Paul E. Suckow	October 13, 2022
Paul E. Suckow
Director

/s/ Lawrence E. Washow	October 13, 2022
Lawrence E. Washow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2022	2021
	(in thousands)
Allowance for doubtful accounts and cash discounts:
Balance, beginning of year	$1,174	$1,078
(Reduction) addition	(237)	82
Net recovery	(15)	14
Balance, end of year	$922	$1,174

Valuation reserve for income taxes:
Balance, beginning of year	$1,362	$1,029
Change	399	333
Balance, end of year	$1,761	$1,362

EXHIBITS

Exhibit No.	Description

4.1	Description of Capital Stock

21.1	Subsidiaries of Oil-Dri Corporation of America

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications by Daniel S. Jaffee, President and Chief Executive Officer and Susan M. Kreh, Chief Financial Officer, required by Rule 13a-14(a)

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Note:	Stockholders may receive copies of the above listed exhibits, without fee, by written request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.