Form 10-Q
period 2022-10-31
Oil-Dri Corp of America
filed 2022-12-06
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 31, 2022
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2022.
Common Stock – 5,108,320 Shares and Class B Stock – 2,045,415 Shares

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those statements elsewhere in this report and other documents that we file with the Securities and Exchange Commission (“SEC”), contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” “potential,” “strive,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including, but not limited to, those described herein and in Item 1A, "Risk Factors", in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, and from time to time in our filings with the SEC. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

“Oil-Dri” and “Ultra-Clear” are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except for share and per share amounts)

	(unaudited)
ASSETS	October 31, 2022	July 31, 2022
Current Assets
Cash and cash equivalents	$10,470	$16,298
Accounts receivable, less allowance of $882 and $922 at October 31, 2022 and July 31, 2022, respectively	53,062	51,683
Inventories, net	40,419	35,562
Prepaid repairs	8,019	7,474
Prepaid expenses and other assets	2,366	3,664
Total Current Assets	114,336	114,681

Property, Plant and Equipment
Cost	287,546	283,240
Less accumulated depreciation and amortization	(177,891)	(175,374)
Total Property, Plant and Equipment, Net	109,655	107,866

Other Assets
Goodwill	3,618	3,618
Trademarks and patents, net of accumulated amortization of $527 and $524 at October 31, 2022 and July 31, 2022, respectively	1,465	1,445
Customer list, net of accumulated amortization of $7,647 and $7,608 at October 31, 2022 and July 31, 2022, respectively	138	177
Deferred income taxes	3,509	3,677
Operating lease right-of-use assets	10,027	10,601
Other	6,365	7,546
Total Other Assets	25,122	27,064

Total Assets	$249,113	$249,611

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except for share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	October 31, 2022	July 31, 2022
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	12,088	13,401
Dividends payable	1,860	1,851
Operating lease liabilities	2,008	2,178
Accrued expenses	28,336	30,085
Total Current Liabilities	45,292	48,515

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $200 and $202 at October 31, 2022 and July 31, 2022, respectively	31,800	31,798
Deferred compensation	4,159	4,559
Pension and postretirement benefits	616	798
Long-term operating lease liabilities	9,334	9,749
Other	3,884	3,843
Total Noncurrent Liabilities	49,793	50,747

Total Liabilities	95,085	99,262

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,725,618 shares at October 31, 2022 and 8,686,768 shares at July 31, 2022	872	868
Class B Stock, par value $.10 per share, issued 2,397,056 shares at October 31, 2022 and 2,397,056 shares at July 31, 2022	240	240
Additional paid-in capital	53,385	52,467
Retained earnings	182,135	178,754
Noncontrolling interest	(380)	(369)
Accumulated Other Comprehensive Loss:
Pension and postretirement benefits	(2,250)	(2,242)
Cumulative translation adjustment	(326)	59
Total Accumulated Other Comprehensive Loss	(2,576)	(2,183)
Less Treasury Stock, at cost (3,617,298 Common and 351,641 Class B shares at October 31, 2022 and 3,609,938 Common and 351,641 Class B shares at July 31, 2022)	(79,648)	(79,428)
Total Stockholders’ Equity	154,028	150,349

Total Liabilities & Stockholders’ Equity	$249,113	$249,611

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended October 31,
	2022	2021

Net Sales	$98,539	$82,460
Cost of Sales	(76,229)	(68,642)
Gross Profit	22,310	13,818
Selling, General and Administrative Expenses	(15,741)	(13,373)
Income from Operations	6,569	445

Other Income (Expense)
Interest expense	(364)	(177)
Interest income	56	9
Other, net	176	433
Total Other (Expense) Income, Net	(132)	265

Income Before Income Taxes	6,437	710
Income Tax Expense	(1,207)	(115)
Net Income	5,230	595
Net (Loss) Income Attributable to Noncontrolling Interest	(11)	10
Net Income Attributable to Oil-Dri	$5,241	$585

Net Income Per Share
Basic Common	$0.80	$0.08
Basic Class B Common	$0.60	$0.07
Diluted Common	$0.78	$0.08
Diluted Class B Common	$0.59	$0.06
Average Shares Outstanding
Basic Common	4,804	5,113
Basic Class B Common	1,942	1,921
Diluted Common (1)	4,913	5,237
Diluted Class B Common	1,963	1,967
Dividends Declared Per Share
Basic Common	$0.2800	$0.2700
Basic Class B Common	$0.2100	$0.2025

(1) The effect of Basic Common potential common stock equivalents related to non-vested restricted stock of 6 thousand shares was excluded from the computation of average diluted shares outstanding for the three months ended October 31, 2022 as inclusion would have been anti-dilutive.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	(unaudited)
	For the Three Months Ended October 31,
	2022	2021

Net Income Attributable to Oil-Dri	$5,241	$585

Other Comprehensive (Loss) Income:
Pension and postretirement benefits (net of tax)	(8)	27
Cumulative translation adjustment	(385)	(34)
Other Comprehensive Loss	(393)	(7)
Total Comprehensive Income	$4,848	$578

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	For the Three Months Ended October 31
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders' Equity
Balance, July 31, 2021	10,958,367	(3,539,193)	$1,096	$48,271	$180,443	$(66,154)	$(4,117)	$(307)	$159,232
Net Income (Loss)	—	—	—	—	585	—	—	10	595
Other Comprehensive Loss	—	—	—	—	—	—	(7)	—	(7)
Dividends Declared	—	—	—	—	(1,864)	—	—	—	(1,864)
Purchases of Treasury Stock	—	(65,767)	—	—	—	(2,291)	—	—	(2,291)
Net issuance of stock under long-term incentive plans	74,657	(13,550)	7	470	—	(477)	—	—	—
Amortization of Restricted Stock	—	—	—	636	—	—	—	—	636
Balance, October 31, 2021	11,033,024	(3,618,510)	$1,103	$49,377	$179,164	$(68,922)	$(4,124)	$(297)	$156,301

Balance, July 31, 2022	11,083,824	(3,961,579)	$1,108	$52,467	$178,754	$(79,428)	$(2,183)	$(369)	$150,349
Net Income (Loss)	—	—	—	—	5,241	—	—	(11)	5,230
Other Comprehensive Loss	—	—	—	—	—	—	(393)	—	(393)
Dividends Declared	—	—	—	—	(1,860)	—	—	—	(1,860)
Purchases of Treasury Stock	—	(3,360)	—	—	—	(92)	—	—	(92)
Net issuance of stock under long-term incentive plans	38,850	(4,000)	4	124	—	(128)	—	—	—
Amortization of Restricted Stock	—	—	—	794	—	—	—	—	794
Balance, October 31, 2022	11,122,674	(3,968,939)	$1,112	$53,385	$182,135	$(79,648)	$(2,576)	$(380)	$154,028

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Three Months Ended October 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2022	2021
Net Income	$5,230	$595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,523	3,456
Non-cash stock-based compensation	794	636
Deferred income taxes	168	200
Provision for bad debts and cash discounts	55	89
Loss on the disposals of property, plant and equipment	54	34
(Increase) Decrease in assets:
Accounts receivable	(1,622)	(2,250)
Inventories	(5,064)	(5,084)
Prepaid expenses	(489)	153
Other assets	1,707	186
Increase (Decrease) in liabilities:
Accounts payable	1,854	1,251
Accrued expenses	(1,601)	689
Deferred compensation	(400)	242
Pension and postretirement benefits	(190)	(303)
Other liabilities	(351)	(490)
Total Adjustments	(1,562)	(1,191)
Net Cash Provided by (Used in) Operating Activities	3,668	(596)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,521)	(6,736)
Net Cash Used in Investing Activities	(7,521)	(6,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(1,851)	(1,865)
Purchases of treasury stock	(92)	(2,291)
Net Cash Used in Financing Activities	(1,943)	(4,156)
Effect of exchange rate changes on Cash and Cash Equivalents	(32)	(48)
Net Decrease in Cash and Cash Equivalents	(5,828)	(11,536)
Cash and Cash Equivalents, Beginning of Period	16,298	24,591
Cash and Cash Equivalents, End of Period	$10,470	$13,055

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Three Months Ended October 31,
	2022	2021
Supplemental disclosures:
Interest payments, net of amounts capitalized	$—	$—
Income tax (refunds) payments	$(87)	$15
Non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$1,381	$1,227
Cash dividends declared and accrued, but not paid	$1,860	$1,864

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements and the related notes are condensed and should be read in conjunction with the Consolidated Financial Statements and related notes for the fiscal year ended July 31, 2022 included in our Annual Report on Form 10-K filed with the SEC.

The unaudited Condensed Consolidated Financial Statements include the accounts of Oil-Dri Corporation of America and its subsidiaries. All significant intercompany transactions are eliminated. Except as otherwise indicated herein or as the context otherwise requires, references to “Oil-Dri,” the “Company,” “we,” “us” or “our” refer to Oil-Dri Corporation of America and its subsidiaries.

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three months ended October 31, 2022 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2023.

Management Use of Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period, as well as the related disclosures. Estimates and assumptions about future events cannot be made with certainty. All of our estimates and assumptions are revised periodically. Actual results could differ from these estimates. For more information see "Critical Accounting Policies and Estimates" in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Summary of Significant Accounting Policies

Our significant accounting policies, which are summarized in detail in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, have not materially changed. The following is a description of certain of our significant accounting policies.

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

Overburden Removal and Mining Costs. We mine sorbent materials on property that we either own or lease as part of our overall operations. A significant part of our overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material used in a majority of our production processes. These stripping costs are treated as a variable inventory production cost and are included in cost of sales in the period they are incurred. We defer and amortize the pre-production overburden removal costs during the development phase associated with opening a new mine.

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

Reclamation. We perform ongoing reclamation activities during the normal course of our overburden removal. As overburden is removed from a mine site, it is hauled to previously mined sites and is used to refill older sites. This process allows us to continuously reclaim older mine sites and dispose of overburden simultaneously, therefore minimizing the costs associated with the reclamation process.

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

We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $0.5 million at both October 31, 2022 and July 31, 2022. This liability is reported in Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. Revenue recognized during the three months ended October 31, 2022 that was included in the liability for advance payments at the beginning of the period was $0.3 million.

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

Other Current and Noncurrent Liabilities. Other liabilities include the accruals for general expenses not yet paid, cash collected not yet vouchered, legal reserves, and reclamation liability accrual. Current liabilities are due to be paid within the next 12 months. Included in current Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet is the remaining $1.2 million accrual for payroll taxes which were originally deferred as a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which was signed into U.S. law in 2020. Noncurrent other liabilities is primarily comprised of our reclamation liability.

2. NEW ACCOUNTING PRONOUNCEMENTS AND REGULATIONS
Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued guidance under ASC 848, Reference Rate Reform. This guidance provides optional expedients and exceptions to account for debt, leases, contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The guidance is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. On August 30, 2022 we amended our debt agreements to replace the LIBOR-based reference rate with an adjusted term Secured Overnight Financing Rate (SOFR), ASC 848 will allow us to account for the modification as a continuation of the existing contract without additional analysis.

There have been no other accounting pronouncements issued but not yet adopted by us which are expected to have a material impact on our Consolidated Financial Statements.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	October 31, 2022	July 31, 2022
Finished goods	$21,523	$18,142
Packaging	10,091	9,515
Other	8,805	7,905
Total Inventories	$40,419	$35,562

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. The inventory obsolescence reserve was $0.8 million at both October 31, 2022 and July 31, 2022. Inventories have increased due to a combination of rising costs and building inventory levels for anticipated demand.

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
Level 3: Unobservable inputs.

Cash equivalents are primarily money market mutual funds classified as Level 1. We had no cash equivalents as of October 31, 2022 and July 31, 2022.

Balances of accounts receivable and accounts payable approximated their fair values at October 31, 2022 and July 31, 2022 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $30.1 million and $31.8 million as of October 31, 2022 and July 31, 2022, respectively, and are classified as Level 2. The fair value was estimated using the exit price notion of fair value.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, other than goodwill, include trademarks, patents, customer lists and product registrations. Intangible amortization expense was $0.1 million in both the first three months of fiscal years 2023 and 2022. Estimated intangible amortization for the remainder of fiscal year 2023 is $0.2 million. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2024	$129
2025	$104
2026	$102
2027	$99
2028	$94

We have one acquired trademark recorded at a cost of $0.4 million that was determined to have an indefinite life and is not amortized.

We performed our goodwill impairment analysis on our Retail and Wholesale Products Group and Business to Business Products Group reporting units in the third quarter of fiscal year 2022. As a result we identified goodwill impairment of $5.6 million which left no remaining goodwill in the Retail and Wholesale Products Group reporting unit and no impairment was identified for the Business to Business Products Group.

We are not aware of any triggering events in the first quarter of fiscal year 2023 that would indicate a new impairment analysis is needed.

6. ACCRUED EXPENSES

Accrued expenses is as follows (in thousands):

	October 31, 2022	July 31, 2022
Salaries, Wages, Commissions and Employee Benefits	$11,145	$13,439
Trade promotions and advertising	1,238	1,180
Freight	4,227	4,022
Real Estate Tax	1,418	1,006
Other	10,308	10,438
	$28,336	$30,085

The decrease in salaries, wages, commissions and employee benefits relates primarily to the payment of annual bonuses during the first quarter of fiscal year 2023. Real estate tax increased with regular accruals of property tax for various locations including plants and is offset by payments typically made in the second quarter of the fiscal year. The increase in freight cost is primarily due to increase in fuel prices, tight truck capacity, ongoing driver shortages, and supply chain issues. The accrual for other is lower at October 31, 2022 than July 31, 2022 due to a decrease in the legal accrual offset by increases in other payables due to rising costs and timing of certain purchases and expenses.

7. OTHER CONTINGENCIES

We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business, including ongoing litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows. In June 2020, the Company received notice from a former service provider alleging a breach of contract regarding the payment of a contingency fee. Such party subsequently, in July 2020, filed a lawsuit seeking to require the Company to participate in binding mediation regarding this matter. Although we believe this claim to be without merit, as of July 31, 2020, we determined a reasonable estimate of this liability within a range, with no amount within that range being a better estimate than any other amount, and therefore recorded that estimate in Other within Accrued expenses. There have been no changes during fiscal 2022 or the three months ended October 31, 2022 that would have changed this estimate. We believe that any loss related to this matter is unlikely to be material. However, the outcome of this legal matter is subject to significant uncertainties. The ability to predict the ultimate outcome of this legal matter involves judgments, estimates and inherent uncertainties. The actual outcome could differ materially from management’s estimates.

8. DEBT

On August 30, 2022, we entered into (i) the Sixth Amendment to Credit Agreement (the “Sixth Amendment”), which amends the Credit Agreement, dated as of January 27, 2006 (as previously amended, the “Credit Agreement”), among us, BMO Harris Bank N.A (“BMO”), and certain of our domestic subsidiaries; and (ii) Amendment No. 3 (the “Third Amendment”) to our Amended and Restated Note Purchase and Private Shelf Agreement, dated as of May 15, 2020 (as previously amended, the “Note Agreement”), with PGIM, Inc. (“Prudential”) and certain existing noteholders affiliated with Prudential named therein.

The Sixth Amendment amended the Credit Agreement to, among other things: extend the facility termination date to August 30, 2027; replace the LIBOR-based reference rate with an adjusted term Secured Overnight Financing Rate (“SOFR”); revise the method for calculating consolidated EBITDA and consolidated debt for purposes of the Credit Agreement; modify certain restrictive covenants, including increasing the unsecured indebtedness basket from $50 million to $75 million; and revise the existing financial covenants by replacing the consolidated debt covenant with a covenant to maintain a maximum debt to earnings ratio, lowering the minimum fixed charge coverage ratio level and revising the method for calculating the fixed charge coverage ratio.

The Third Amendment amended the Note Agreement to, among other things, modify the existing fixed charge coverage financial covenant and replace the existing consolidated debt financial covenant with a maximum debt to earnings ratio and effect certain changes consistent with the Sixth Amendment, including modifying the method for calculating consolidated EBITDA and the excess leverage fee.

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

We have no material finance leases, and variable costs for operating leases are immaterial for the three months ended October 31, 2022. Operating lease costs are included in Cost of Sales or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended October 31,

	2022	2021
Operating Lease Cost
Operating lease cost	$696	$634
Short-term operating lease cost	1	149

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended October 31,

	2022	2021
Other Information
Cash paid for amounts included in the measurement of operating lease liabilities:	$595	$561
Right-of-use assets obtained in exchange for new operating lease liabilities	$23	$241

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	October 31, 2022	July 31, 2022
Weighted-average remaining lease term - operating leases	7.6 years	7.7 years
Weighted-average discount rate - operating leases	3.90%	3.91%

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of October 31, (in thousands):

2023	$1,870
2024	2,047
2025	1,917
2026	1,628
2027	1,213
Thereafter	4,574
Total	13,249
Less: imputed interest	(1,907)
Net lease obligation	$11,342

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension and Postretirement Health Benefits

The Oil-Dri Corporation of America Pension Plan (“Pension Plan”) is a defined benefit pension plan for eligible salaried and hourly employees. Pension benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service. On January 9, 2020, we amended the Pension Plan to freeze participation, all future benefit accruals and accrual of benefit service, including consideration of compensation increases, effective March 1, 2020. Consequently, the Pension Plan is closed to new participants and current participants no longer earn additional benefits on or after March 1, 2020. On September 20, 2022, the Company's Board of Directors approved a resolution to terminate the Company's defined benefit pension plan. The Company expects to complete the termination over a period of eighteen months.

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2022	2021
Interest cost	$335	$268
Expected return on plan assets	(558)	(647)
Amortization of:
Other actuarial loss	9	37
Net periodic benefit cost	$(214)	$(342)

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2022	2021
Service cost	$22	$33
Interest cost	20	16
Amortization of:
Other actuarial loss	(18)	—
Prior service costs	(2)	(1)
Net periodic benefit cost	$22	$48

The non-service cost components of net periodic benefit cost are included in Other Income (Expense) in the line item Other, net on the unaudited Condensed Consolidated Statements of Income.

The Pension Plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We were not required to make, and did not voluntarily make, a contribution to the Pension Plan during the first three months of fiscal year 2023. We have no minimum funding requirements for the remainder of fiscal year 2023.
The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three Months Ended October 31,
	2022	2021	2022	2021
Discount rate for net periodic benefit cost	4.05%	2.57%	3.82%	2.10%
Rate of increase in compensation levels	—%	—%	—%	—%
Long-term expected rate of return on assets	6.50%	6.50%	—%	—%

The medical cost trend assumption for postretirement health benefits was 8.50%. The graded trend rate is expected to decrease to an ultimate rate of 4.90% in fiscal year 2044.

11. OPERATING SEGMENTS

As a result of a change in management organization during fiscal year 2022 and as part of our routine assessments of our segments, our wholly owned subsidiary located in the United Kingdom (UK) is now included in our Business to Business Products Group and our co-packaged coarse cat litter is now included in the Retail and Wholesale Products Group. Prior year net sales and operating income have also been reclassified to reflect these changes. The organization change was intended to better serve our customers and the segment information presented reflects the information regularly reviewed by our chief operating decision maker.

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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended October 31,
Product	2022	2021	2022	2021
Cat Litter	$—	$—	$54,198	$48,531
Industrial and Sports	—	—	10,654	$9,120
Agricultural and Horticultural	10,003	6,208	—	—
Bleaching Clay and Fluids Purification	18,229	15,021	—	$—
Animal Health and Nutrition	5,455	3,580	—	—
Net Sales	$33,687	$24,809	64,852	$57,651

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

	Assets
	October 31, 2022	July 31, 2022
	(in thousands)
Business to Business Products Group	$80,717	$75,644
Retail and Wholesale Products Group	126,635	125,293
Unallocated Assets	41,761	48,674
Total Assets	$249,113	$249,611

Net sales and operating income for each segment are provided below. The corporate expenses line includes certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as research and development, information systems, finance, legal, human resources and customer service. Corporate expenses also include the estimated annual incentive plan bonus accrual for employees. In addition, Income from our Business to Business and Retail and Wholesale Products as well as Corporate Expenses for the three months ended October 31, 2021 were adjusted for a change in management organization. See Note 1 of the Notes to the unaudited Condensed Consolidated Financial Statements.

	For the Three Months Ended October 31,
	Net Sales		Income
	2022	2021	2022	2021
	(in thousands)
Business to Business Products Group	$33,687	$24,809	$7,257	$5,539
Retail and Wholesale Products Group	$64,852	57,651	$7,574	1,281
Net Sales	$98,539	$82,460
Corporate Expenses			(8,262)	(6,375)
Income from Operations			6,569	445
Total Other (Expense) Income, Net			(132)	265
Income before Income Taxes			6,437	710
Income Tax Expense			(1,207)	(115)
Net Income			5,230	595
Net (Loss) Income Attributable to Noncontrolling Interest			(11)	10
Net Income Attributable to Oil-Dri			$5,241	$585

12. STOCK-BASED COMPENSATION

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan, as amended (the “2006 Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,219,500. As of October 31, 2022, there were 239,985 shares available for future grants under this plan.

Restricted Stock

All of our non-vested restricted stock as of October 31, 2022 was issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 40,000 and 75,000 restricted shares of Common Stock granted during the first quarter of fiscal years 2023 and 2022, respectively. Stock-based compensation expense was $0.8 million and $0.6 million for the first quarter of fiscal years 2023 and 2022, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2022	382	$33.63
Granted	40	$27.39
Vested	(42)	$37.32
Forfeitures	(4)	$32.03
Non-vested restricted stock outstanding at October 31, 2022	376	$32.58

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of October 31, 2022 (in thousands):

	Pension and Postretirement Health Benefits	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2022	$(2,242)	$59	$(2,183)
Other comprehensive loss before reclassifications, net of tax	—	(385)	(385)
Amounts reclassified from accumulated other comprehensive income, net of tax	(8)	—	(8)
Net current-period other comprehensive loss, net of tax	(8)	(385)	(393)
Balance as of October 31, 2022	$(2,250)	$(326)	$(2,576)

14. RELATED PARTY TRANSACTIONS
One member of our Board of Directors (the “Board”) retired from the role of President and Chief Executive Officer of a customer of ours in September 2019 and is currently party to a post-employment agreement with the customer. Total net sales to that customer, including sales to subsidiaries of that customer, were $55,158 and $75,296 for the first quarter of fiscal years 2023 and 2022 respectively. Outstanding accounts receivable from that customer, and its subsidiaries, were $863 as of October 31, 2022 and $5,608 as of July 31, 2022.

One member of our Board is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $62,360 and $215,418 for the first quarter of fiscal years 2022 and 2021 respectively . There were no outstanding accounts payable to that vendor as of October 31, 2022 or July 31, 2022.

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

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals, primarily consisting of calcium bentonite, attapulgite and diatomaceous shale. Our principal products include agricultural and horticultural chemical carriers, animal health and nutrition products, cat litter, fluid purification and filtration bleaching clays, industrial and automotive floor absorbents and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and other customers who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: the Retail and Wholesale Products Group and the Business to Business Products Group, as described in Note 11 of the Notes to the unaudited Condensed Consolidated Financial Statements. Each operating segment is discussed individually below.

RESULTS OF OPERATIONS

OVERVIEW

Consolidated net sales and gross profits for the first quarter of fiscal 2023 across both the Retail and Wholesale Products Group and the Business to Business Products Group were up from the same period of fiscal year 2022. Although expenses increased, consolidated net income for the three months ended October 31, 2022 was $5.2 million, compared to $0.6 million in the three months ended October 31, 2021.

Consolidated net sales increased approximately $16.0 million or 19% in the first quarter of fiscal year 2023 compared to first quarter of fiscal year 2022. Consolidated income from operations in the first quarter of fiscal year 2023 increased by $6.1 million compared to the first quarter of fiscal year 2022. This increase is driven by strategic pricing increases as well as growth in the demand for our products, as further discussed below.

Our Consolidated Balance Sheets as of October 31, 2022, and our Consolidated Statements of Cash Flows for the first quarter of fiscal year 2023 show a decrease in total cash and cash equivalents from fiscal year-end 2022 driven by higher inventories and capital expenditures on PP&E.

THREE MONTHS ENDED OCTOBER 31, 2022 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2021

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended October 31, 2022 were $98.5 million, a 19% increase compared to net sales of $82.5 million for the three months ended October 31, 2021. Net sales increased for both our Retail and Wholesale Products Group and Business to Business Products Group, primarily due to price increases implemented across both product groups.

In the first three months of fiscal year 2023, we have been able to reduce our backlog of orders. The actions taken to increase personnel, expand our production shifts, increase production equipment, make various repairs to equipment, and utilize alternative modes of transportation have driven a reduction of our backlog by $1.1 million, a 17% decrease from July 31, 2022. Furthermore, export tonnages shipped for the first three months of fiscal year 2023 exceeded all quarters in fiscal years 2022 and 2021. We continue to implement strategies related to further reduce manufacturing and freight constraints in order to meet the increase in customer demand. Segment results are discussed further below.

Consolidated gross profit for the first three months of fiscal year 2023 was $22.3 million, or 23% of net sales, compared to $13.8 million, or 17%, of net sales, for the first three months of fiscal year 2022. The increase is driven by higher selling prices, with multiple price increases across our businesses, which are beginning to offset the increases in costs of goods sold. Costs of goods sold continued to rise, driven primarily by per ton increases in natural gas, non-fuel manufacturing and freight costs, offset by lower packaging costs. The cost of natural gas per ton used to operate kilns that dry our clay was 97% higher in the first three months of fiscal year 2023 compared to first three months of fiscal year 2022. There was also a 15% increase in per ton non-fuel manufacturing costs during the first three months of fiscal year 2023 compared to the first three months of fiscal year 2022, due to higher costs for labor, purchased materials, repairs, utilities, electricity, and diesel. Domestic freight costs per ton increased approximately 21% in the first three months of fiscal year 2023 compared to the same period of fiscal year 2022. Ocean freight costs have also increased due to rising fuel costs and export fees. In addition, our overall freight costs can vary between periods depending on the mix of products sold and the geographic distribution of our customers. Packaging costs per ton decreased by approximately 8% in the first three months of fiscal year 2023 compared to the first three months of fiscal year 2023 due to lower commodity costs, particularly as it relates to resin and pallet costs. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices.

Total selling, general and administrative (“SG&A”) expenses of $15.7 million for the first three months of fiscal year 2023 were higher by $2.4 million, or 18%, compared to $13.4 million for the first three months of fiscal year 2022. Unallocated corporate expenses were higher by $1.9 million, or 30%, driven by higher bonus accrual due to improved quarterly results compared to the Company’s performance target under the annual incentive plan, as well as other corporate expenses. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments.

Total other (expense) income, net of $(0.1) million for the first three months of fiscal year 2023 was mostly driven by foreign currency translations compared to the net other income of $0.3 million in the first three months of fiscal year 2022.

Consolidated net income before taxes for the first three months of fiscal year 2023 was $6.4 million compared to $0.7 million for the first three months of fiscal year 2022. Results for the first three months of fiscal year 2023 were driven by the factors discussed above.

We had a tax expense for the first three months of fiscal year 2023 of $1.2 million compared to $0.1 million for the first three months of fiscal year 2022. Our tax expense was driven primarily by higher net income. We used an estimated annual effective tax rate (“ETR”) in determining our provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first three months of fiscal year 2023 were $33.7 million, an increase of $8.9 million, or 36%, from net sales of $24.8 million for the first three months of fiscal year 2022, with strong increases across all three of our businesses in this group. Net sales of our agricultural and horticultural chemical carrier products increased approximately $3.8 million, or 61%, for the first three months of fiscal year 2023 compared to the same period in fiscal year 2022. This is a result of price increases as well as strong demand from several large customers. Net sales of our fluids purification products increased approximately $3.2 million, or 21%, compared to the first three months of the prior fiscal year. The increase in net sales was driven by price increases and continued demand for our products used in the filtration of edible oil, renewable diesel, and jet fuel. Net sales increased in all regions except for the UK, with the majority of the increase in North America and Latin America when compared to the first three months of fiscal year 2022. Net sales of our animal health and nutrition products increased $1.9 million, or 52%, during the first three months of fiscal year 2023 compared to the first three months of the prior year. We saw growth in net sales in all regions except Asia (excluding China) with the most impact coming from Latin America. Latin American sales continued to benefit from the European Union's ("EU") regulations for antibiotic-free foreign protein imports, as a large percentage of meat is exported from that region to the EU. North American sales rose due to a new product line and increased distribution. The decrease in Asia is due to timing and ocean freight delays and not indicative of projected sales for the year.

SG&A expenses for the Business to Business Products Group increased approximately 24% or $0.8 million for the first three months of fiscal year 2023 compared to the same period of the prior fiscal year. The majority of the increase relates to research and development expenses that are now allocated to the animal health business (a change in where existing costs were allocated), previously included in unallocated corporate expenses and increased travel costs.

The Business to Business Products Group’s operating income for the first three months of fiscal year 2023 was $7.3 million, an increase of $1.8 million, or 31%, from operating income of $5.5 million for the first three months of fiscal year 2022. The increase in operating income was driven by higher net sales due to strategic price increases and continued volume growth.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first three months of fiscal year 2023 were $64.9 million, an increase of $7.2 million, or 12%, from net sales of $57.7 million for the first three months of fiscal year 2022 driven by higher net sales of cat litter, industrial and sport products, slightly offset by a small decline in our co-packaged cat litter business. Total cat litter net sales were approximately $5.7 million, or 12%, higher compared to the first three months of the prior fiscal year driven mostly by price increases. Domestic cat litter net sales were $46.8 million an increase of $5.2 million from the first three months of fiscal year 2022 driven primarily by price increases on branded and private label lightweight and coarse litter partially offset by a decrease in net sales of accessories (liners) and private label heavy weight litter. Net sales of co-packaged products decreased by approximately $0.3 million compared to the same period in fiscal year 2022. This decrease was primarily due to our customer discontinuing export sales to one of their foreign subsidiaries as well as softer sales volumes domestically. Net sales of cat litter by our subsidiary in Canada increased period over period, as discussed in “Foreign Operations” below. Net sales of our global industrial and sports products increased approximately $1.5 million, or 17%, compared to the first three months of fiscal year 2022, primarily due to price increases across both industrial and sport products.

SG&A expenses for the Retail and Wholesale Products Group were lower by approximately $0.4 million, or 10%, during the first three months of fiscal year 2023 compared to the first three months of fiscal year 2022, primarily due to significantly lower advertising costs partially offset by higher broker sales commissions which are percentage based on net sales, as well as higher travel costs. We anticipate total advertising expense in fiscal year 2023 to be higher than fiscal year 2022 and more in line with historical levels, with spending concentrated in the second half of the year.

The Retail and Wholesale Products Group experienced an operating income for the first three months of fiscal year 2023 of $7.6 million, an increase of $6.3 million, or 491%, from operating income of $1.3 million for the first three months of fiscal year 2022. This was driven primarily by the increase in gross margins due to selling price increases partially offset by higher costs of goods sold, and to a much lesser extent lower than expected advertising spend in the first quarter.

FOREIGN OPERATIONS

Foreign operations include our subsidiary in Canada which is reported in the Retail and Wholesale Products Group, and our subsidiaries in the UK, Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first three months of fiscal year 2023 were $5.8 million, an increase of $1.4 million, or 32%, compared to net sales of $4.4 million during the first three months of fiscal year 2022. All of our foreign operations, with the exception of our subsidiary in the UK, experienced an increase in net sales during the first three months of fiscal year 2023 compared to fiscal year 2022. Total net sales of our subsidiary in Canada during the first three months of fiscal year 2022 increased by $0.8 million, or 29%, compared to the same period in fiscal year 2022 driven by higher private label cat litter net sales. The increase in cat litter sales was mainly driven by price increases instituted in response to rising costs and to a lesser extent by increases in demand. Net sales of industrial absorbent granules were also higher in the first three months of fiscal year 2022 driven mainly by price increases. Net sales of our subsidiary in the United Kingdom in the first three months of fiscal year 2023 decreased by $47 thousand, or 9%, compared to net sales in the first three months of fiscal year 2022. The decrease relates to the impact of foreign currency in addition to softer sales. Net sales of our subsidiary in Mexico increased during the first three months of fiscal year 2022 compared to the same period of fiscal year 2022 by $0.2 million, or 38% due to growing demand of our animal health products. Net sales of our subsidiary in China increased $0.3 million, or 63%, during the first three months of fiscal year 2023 compared to the first three months of fiscal year 2022 due primarily to the addition of a new customer. Net sales by our foreign subsidiaries represented 6% and 5% of our consolidated net sales during the first three months of fiscal years 2023 and 2022, respectively.

Our foreign subsidiaries reported net income of $0.5 million for the first three months of fiscal year 2023, compared to a net loss of $0.3 million for the first three months of fiscal year 2022. The net income in the first three months of fiscal year 2023 was driven by price increases in Canada on our cat litter products, and increased demand in China and Mexico offset by unfavorable impacts of foreign exchange rates primarily in the UK.

Identifiable assets of our foreign subsidiaries as of October 31, 2022, were $17.7 million, compared to $17.4 million as of July 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to fund our capital requirements, including funding working capital needs; purchasing and upgrading equipment, facilities (including significant renovations at one of our plants), information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; making pension contributions; and, from time to time, business acquisitions, and funding our debt service requirements. During the first three months of fiscal year 2023, we principally funded these short and long-term capital requirements using cash from current operations as well as cash generated in fiscal year 2022 from borrowings under our Series Senior C Notes.

We currently anticipate cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements. In addition, we are actively monitoring the timing and collection of our accounts receivable.
The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended October 31,
	2022	2021
Net cash provided by (used in) operating activities	$3,668	$(596)
Net cash used in investing activities	(7,521)	(6,736)
Net cash used in financing activities	(1,943)	(4,156)
Effect of exchange rate changes on cash and cash equivalents	(32)	(48)
Net decrease in cash and cash equivalents	$(5,828)	$(11,536)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first three months of fiscal years 2023 and 2022 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $1.6 million in the first three months of fiscal year 2023 compared to an increase of $2.3 million in the first three months of fiscal year 2022. The increase in accounts receivable was driven primarily by higher net sales as sales prices increased offset by the level and timing of collections due to payment terms.

Inventory increased by $5.1 million in the first three months of both fiscal year 2023 and 2022 due to a combination of rising costs, specifically due to natural gas, purchased materials, electricity, diesel, and freight and the building of inventory levels for anticipated seasonal demand and thwart potential supply chain disruptions.

Other assets decreased by $1.4 million in the first three months of fiscal year 2023 compared to a decrease of $0.2 million in the first three months of fiscal year 2022. The decrease in other assets in the first three months of fiscal year 2023 relates to capitalized pre-production costs being transferred to property, plant and equipment as the mines are now in production.

Accounts payable increased by $1.9 million in the first three months of fiscal year 2023 compared to an increase of $1.3 million in the first three months of fiscal year 2022. Trade and freight payables vary in both periods due to the timing of payments, higher cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses decreased $1.6 million in the first three months of fiscal year 2023 compared to an increase of $0.7 million in the first three months of fiscal year 2022. The payout of the prior fiscal year's bonus reduced accrued salaries in both fiscal years, but to a greater extent in fiscal year 2023 as the accrual was higher at year end 2022 than the prior fiscal year. The decrease in accrued expenses is also impacted by the decrease in advertising expenses and other accruals. The decrease in accrued bonus in the first three months of fiscal year 2022 was offset by an increase in accrued advertising, real estate taxes, professional fees and accrued utilities. These accruals can vary based on timing. In addition, accrued plant expenses can also fluctuate due to timing of payments, changes in the cost of goods and services we purchase, production volume levels and vendor payment terms.

Other liabilities decreased by $0.4 million in the first three months of fiscal year 2023 compared to a decrease of $0.5 million in the first three months of fiscal year 2022. The decreases in both fiscal years 2022 and 2023 relate primarily to a reduction in our operating lease liability.

Net cash used in investing activities

Cash used in investing activities of $7.5 million in the first three months of fiscal year 2023 were higher compared to cash used in investing activities of $6.7 million in the first three months of fiscal year 2022 driven by capital expenditures. During the first three months of fiscal year 2023 we expanded our plant equipment and improved our facilities to support increased demand for our products as well as made improvements to our IT network.

Net cash used in financing activities

Cash used in financing activities of $1.9 million in the first three months of fiscal year 2023 was lower than cash used in financing activities of $4.2 million in the first three months of fiscal year 2022 driven by less share repurchases.

Other

Total cash and investment balances held by our foreign subsidiaries of $2.6 million as of October 31, 2022 were slightly lower than July 31, 2022 balances of $3.3 million. See further discussion in “Foreign Operations” above.

We are party to a credit agreement (as amended, the “Credit Agreement”) with BMO Harris Bank N.A. (“BMO Harris”), which terminates on August 30, 2027. The agreement provides for a $45 million unsecured revolving credit facility and a maximum of $10 million for letters of credit. The agreement terms also state that we may select a variable interest rate based on either the BMO Harris prime rate or an adjusted SOFR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of October 31, 2022, the variable rates would have been 6.25% for the BMO Harris prime-based rate or 4.10% for the adjusted SOFR-based rate. The Credit Agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed charge coverage ratio and a maximum net debt to earnings ratio. As of October 31, 2022 and 2021, we were in compliance with the covenants. There were no borrowings during the first three months of either fiscal year 2022 or 2023.

We are party to an Amended and Restated Note Purchase and Private Shelf Agreement (as amended, the “Note Agreement”) with PGIM, Inc. (“Prudential”) and certain existing noteholders and purchasers affiliated with Prudential named therein pursuant to which, among other things, we issued $10 million in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 of which $8 million aggregate principal amount remained outstanding as of October 31, 2022. The Note Agreement provides us with the ability to request, from time to time until May 15, 2023 (or such earlier date as provided for in the agreement), the issuance of additional senior unsecured notes in an aggregate principal amount of up to $75 million minus the aggregate principal amount of the notes then outstanding and the additional notes that have been accepted for purchase. The issuance of such additional notes is at the discretion of the noteholders and purchasers and on an uncommitted basis. Pursuant to the Note Agreement, on December 16, 2021, we issued $25 million in aggregate principal amount of our 3.25% Series C Senior Notes due December 16, 2031. As of October 31, 2022 outstanding notes payable totaled $32.8 million, net of $0.2 million of unamortized debt issuance costs.

See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for discussion on amendments made to the credit agreement with BMO Harris and our Senior Note Agreements.

As of October 31, 2022, we had remaining authority to repurchase 433,166 shares of Common Stock and 273,100 shares of Class B Stock under a repurchase plan approved by our Board of Directors (the “Board”). Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management pursuant to the repurchase plan approved by our Board.

We believe that cash flow from operations, availability under our revolving credit facility, current cash and investment balances and our ability to obtain other financing, if necessary, will provide sufficient liquidity for foreseeable working capital needs, capital expenditures at existing facilities, deferred compensation payouts, dividend payments and debt service obligations for at least the next 12 months. We expect capital expenditures in fiscal year 2023 to be greater than in fiscal year 2022. We do not believe that these increased capital expenditures will dramatically impact our cash position; however our cash requirements are subject to change as business conditions warrant and opportunities arise. Our anticipated advertising expense for fiscal year 2023 is expected to be higher compared to fiscal year 2022 and in line with historical pre-pandemic levels.

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

Changes in Internal Control over Financial Reporting

We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are still working remotely. We are continually monitoring and assessing the effects of a hybrid work model on our internal controls to minimize the impact to their design and operating effectiveness.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company's operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended July 31, 2022. There have been no material changes to our risk factors since the Company's Annual Report on Form 10-K for the year ended July 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2022, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarize our Common Stock and Class B stock purchases during this period. There are no shares of our Class A Common Stock currently outstanding.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
For the Three Months Ended October 31, 2022	Total Number of Shares Purchased[3]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[4]
Common Stock
August 1, 2022 to August 31, 2022	—	$—	—	436,526
September 1, 2022 to September 30, 2022	—	$—	—	436,526
October 1, 2022 to October 31, 2022	3,360	$27.40	—	433,166

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. Our Board of Directors authorized the repurchase of 300,000 shares of Class B Stock on March 21, 2018, however there have been no repurchases of Class B Stock for the three months ended October 31, 2022, and the authorized Class B Stock is not included in the table above. No shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 of the Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

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

Dated:  December 6, 2022