Form 10-Q
period 2023-01-31
Oil-Dri Corp of America
filed 2023-03-09
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 31, 2023
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2023.
Common Stock – 5,119,546 Shares and Class B Stock – 2,045,415 Shares

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and those statements elsewhere in this report and other documents that we file with the Securities and Exchange Commission ("SEC"), contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as "expect," "outlook," "forecast," "would," "could," "should," "project," "intend," "plan," "continue," "believe," "seek," "estimate," "anticipate," "may," "assume," "potential," "strive," and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

TRADEMARK NOTICE

"Oil-Dri" and "Ultra-Clear" are registered trademarks of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except for share and per share amounts)

	(unaudited)
ASSETS	January 31, 2023	July 31, 2022
Current Assets
Cash and cash equivalents	$13,951	$16,298
Accounts receivable, net allowances of $1,037 and $922 at January 31, 2023 and July 31, 2022, respectively	57,179	51,683
Inventories, net	37,938	35,562
Prepaid repairs	8,107	7,474
Prepaid expenses and other assets	2,413	3,664
Total Current Assets	119,588	114,681

Property, Plant and Equipment
Cost	292,615	283,240
Less accumulated depreciation and amortization	(180,936)	(175,374)
Total Property, Plant and Equipment, Net	111,679	107,866

Other Assets
Goodwill	3,618	3,618
Trademarks and patents, net of accumulated amortization of $550 and $524 at January 31, 2023 and July 31, 2022, respectively	1,476	1,445
Customer list, net of accumulated amortization of $7,685 and $7,608 at January 31, 2023 and July 31, 2022, respectively	100	177
Deferred income taxes	3,511	3,677
Operating lease right-of-use assets	9,460	10,601
Other	6,612	7,546
Total Other Assets	24,777	27,064

Total Assets	$256,044	$249,611

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except for share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	January 31, 2023	July 31, 2022
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	11,048	13,401
Dividends payable	1,858	1,851
Operating lease liabilities	1,850	2,178
Accrued expenses	33,785	30,085
Total Current Liabilities	49,541	48,515

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $191 and $202 at January 31, 2023 and July 31, 2022, respectively	31,809	31,798
Deferred compensation	4,441	4,559
Pension and postretirement benefits	434	798
Long-term operating lease liabilities	8,919	9,749
Other	3,926	3,843
Total Noncurrent Liabilities	49,529	50,747

Total Liabilities	99,070	99,262

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,744,223 shares at January 31, 2023 and 8,686,768 shares at July 31, 2022	874	868
Class B Stock, par value $.10 per share, issued 2,397,056 shares at January 31, 2023 and 2,397,056 shares at July 31, 2022	240	240
Additional paid-in capital	54,328	52,467
Retained earnings	184,133	178,754
Noncontrolling interest	(390)	(369)
Accumulated Other Comprehensive Loss:
Pension and postretirement benefits	(2,255)	(2,242)
Cumulative translation adjustment	(70)	59
Total Accumulated Other Comprehensive Loss	(2,325)	(2,183)
Less Treasury Stock, at cost (3,624,677 Common and 351,641 Class B shares at January 31, 2023 and 3,609,938 Common and 351,641 Class B shares at July 31, 2022)	(79,886)	(79,428)
Total Stockholders’ Equity	156,974	150,349

Total Liabilities & Stockholders’ Equity	$256,044	$249,611

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(in thousands, except for per share amounts)

	(unaudited)
	For the Six Months Ended January 31,
	2023	2022

Net Sales	$200,208	$169,670
Cost of Sales	(154,882)	(140,266)
Gross Profit	45,326	29,404
Selling, General and Administrative Expenses	(31,451)	(27,041)
Income from Operations	13,875	2,363

Other (Expense) Income
Interest expense	(731)	(490)
Interest income	115	17
Other, net	(1,783)	1,190
Total Other (Expense) Income, Net	(2,399)	717

Income Before Income Taxes	11,476	3,080
Income Tax Expense	(2,400)	(524)
Net Income	9,076	2,556
Net Loss Attributable to Noncontrolling Interest	(21)	(31)
Net Income Attributable to Oil-Dri	$9,097	$2,587

Net Income Per Share
Basic Common	$1.37	$0.38
Basic Class B Common	$1.03	$0.28
Diluted Common (1)	$1.34	$0.37
Diluted Class B Common	$1.02	$0.28
Average Shares Outstanding
Basic Common	4,817	5,095
Basic Class B Common	1,953	1,930
Diluted Common (1)	4,937	5,211
Diluted Class B Common	1,975	1,966
Dividends Declared Per Share
Basic Common	$0.5600	$0.5400
Basic Class B Common	$0.4200	$0.4050

(1) The effect of Basic Common potential common stock equivalents related to non-vested restricted stock of $7 thousand shares was excluded from the computation of average diluted shares outstanding for the six months ended January 31, 2023, as inclusion would have been anti-dilutive.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	(unaudited)
	For the Six Months Ended January 31,
	2023	2022

Net Income Attributable to Oil-Dri	$9,097	$2,587

Other Comprehensive (Loss) Income:
Pension and postretirement benefits (net of tax)	(13)	53
Cumulative translation adjustment	(129)	(94)
Other Comprehensive Loss	(142)	(41)
Total Comprehensive Income	$8,955	$2,546

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended January 31,
	2023	2022

Net Sales	$101,669	$87,210
Cost of Sales	(78,653)	(71,624)
Gross Profit	23,016	15,586
Selling, General and Administrative Expenses	(15,710)	(13,668)
Income from Operations	7,306	1,918

Other (Expense) Income
Interest expense	(367)	(313)
Interest income	59	8
Other, net	(1,959)	757
Total Other (Expense) Income, Net	(2,267)	452

Income Before Income Taxes	5,039	2,370
Income Tax Expense	(1,193)	(409)
Net Income	3,846	1,961
Net Loss Attributable to Noncontrolling Interest	(10)	(41)
Net Income Attributable to Oil-Dri	$3,856	$2,002

Net Income Per Share
Basic Common	$0.58	$0.29
Basic Class B Common	$0.44	$0.22
Diluted Common (1)	$0.56	$0.28
Diluted Class B Common	$0.43	$0.22
Average Shares Outstanding
Basic Common	4,829	5,077
Basic Class B Common	1,964	1,939
Diluted Common (1)	4,965	5,186
Diluted Class B Common	1,985	1,965
Dividends Declared Per Share
Basic Common	$0.2800	$0.2700
Basic Class B Common	$0.2100	$0.2025

(1) The effect of Basic Common potential common stock equivalents related to non-vested restricted stock of 1 thousand shares was excluded from the computation of average diluted shares outstanding for the three months ended January 31, 2023, as inclusion would have been anti-dilutive.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended January 31,
	2023	2022

Net Income Attributable to Oil-Dri	$3,856	$2,002

Other Comprehensive Income (Loss):
Pension and postretirement benefits (net of tax)	(5)	26
Cumulative translation adjustment	256	(60)
Other Comprehensive Income (Loss)	251	(34)
Total Comprehensive Income	$4,107	$1,968

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	For the Three Months Ended January 31
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, October 31, 2021	11,033,024	(3,618,510)	$1,103	$49,377	$179,164	$(68,922)	$(4,124)	$(297)	$156,301
Net Income (Loss)	—	—	—	—	2,002	—	—	(41)	1,961
Other Comprehensive Loss	—	—	—	—	—	—	(34)	—	(34)
Dividends Declared	—	—	—	—	(1,844)	—	—	—	(1,844)
Purchases of Treasury Stock	—	(113,236)	—	—	—	(3,910)	—	—	(3,910)
Net issuance of stock under long-term incentive plans	32,000	(850)	4	26	—	(30)	—	—	—
Amortization of Restricted Stock	—	—	—	817	—	—	—	—	817
Balance, January 31, 2022	11,065,024	(3,732,596)	$1,107	$50,220	$179,322	$(72,862)	$(4,158)	$(338)	$153,291

Balance, October 31, 2022	11,122,674	(3,968,939)	$1,112	$53,385	$182,135	$(79,648)	$(2,576)	$(380)	$154,028
Net Income (Loss)	—	—	—	—	3,856	—	—	(10)	3,846
Other Comprehensive Income	—	—	—	—	—	—	251	—	251
Dividends Declared	—	—	—	—	(1,858)	—	—	—	(1,858)
Purchases of Treasury Stock	—	(4,133)	—	—	—	(133)	—	—	(133)
Net issuance of stock under long-term incentive plans	18,605	(3,246)	2	103	—	(105)	—	—	—
Amortization of Restricted Stock	—	—	—	840	—	—	—	—	840
Balance, January 31, 2023	11,141,279	(3,976,318)	$1,114	$54,328	$184,133	$(79,886)	$(2,325)	$(390)	$156,974

	For the Six Months Ended January 31
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders' Equity
Balance, July 31, 2021	10,958,367	(3,539,193)	$1,096	$48,271	$180,443	$(66,154)	$(4,117)	$(307)	$159,232
Net Income (Loss)	—	—	—	—	2,587	—	—	(31)	2,556
Other Comprehensive Loss	—	—	—	—	—	—	(41)	—	(41)
Dividends Declared	—	—	—	—	(3,708)	—	—	—	(3,708)
Purchases of Treasury Stock	—	(179,003)	—	—	—	(6,201)	—	—	(6,201)
Net issuance of stock under long-term incentive plans	106,657	(14,400)	11	496	—	(507)	—	—	—
Amortization of Restricted Stock	—	—	—	1,453	—	—	—	—	1,453
Balance, January 31, 2022	11,065,024	(3,732,596)	$1,107	$50,220	$179,322	$(72,862)	$(4,158)	$(338)	$153,291

Balance, July 31, 2022	11,083,824	(3,961,579)	$1,108	$52,467	$178,754	$(79,428)	$(2,183)	$(369)	$150,349
Net Income (Loss)	—	—	—	—	9,097	—	—	(21)	9,076
Other Comprehensive Loss	—	—	—	—	—	—	(142)	—	(142)
Dividends Declared	—	—	—	—	(3,718)	—	—	—	(3,718)
Purchases of Treasury Stock	—	(7,493)	—	—	—	(225)	—	—	(225)
Net issuance of stock under long-term incentive plans	57,455	(7,246)	6	227	—	(233)	—	—	—
Amortization of Restricted Stock	—	—	—	1,634	—	—	—	—	1,634
Balance, January 31, 2023	11,141,279	(3,976,318)	$1,114	$54,328	$184,133	$(79,886)	$(2,325)	$(390)	$156,974

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Six Months Ended January 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2023	2022
Net Income	$9,076	$2,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,274	6,773
Non-cash stock-based compensation	1,634	1,453
Deferred income taxes	166	32
Provision for bad debts and cash discounts	207	(59)
Loss on the disposals of property, plant and equipment	15	265
(Increase) Decrease in assets:
Accounts receivable	(5,738)	(5,023)
Inventories	(2,432)	(6,236)
Prepaid expenses	(8)	846
Other assets	2,030	634
Increase (Decrease) in liabilities:
Accounts payable	180	1,326
Accrued expenses	3,889	(1,595)
Deferred compensation	(118)	690
Pension and postretirement benefits	(377)	(616)
Other liabilities	(900)	(985)
Total Adjustments	5,822	(2,495)
Net Cash Provided by Operating Activities	14,898	61

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,285)	(10,574)
Proceeds from sale of property, plant and equipment	5	—
Net Cash Used in Investing Activities	(13,280)	(10,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	—	25,000
Payment of debt issuance costs	—	(114)
Dividends paid	(3,711)	(3,728)
Purchases of treasury stock	(225)	(6,201)
Net Cash (Used in) Provided by Financing Activities	(3,936)	14,957
Effect of exchange rate changes on Cash and Cash Equivalents	(29)	(26)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,347)	4,418
Cash and Cash Equivalents, Beginning of Period	16,298	24,591
Cash and Cash Equivalents, End of Period	$13,951	$29,009

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Six Months Ended January 31,
	2023	2022
Supplemental disclosures:
Interest payments, net of amounts capitalized	$567	$178
Income tax payments	$1,323	$155
Non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$1,283	$835
Cash dividends declared and accrued, but not paid	$1,858	$1,845

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements and the related notes are condensed and should be read in conjunction with the Consolidated Financial Statements and related notes for the fiscal year ended July 31, 2022 included in our Annual Report on Form 10-K filed with the SEC.

The unaudited Condensed Consolidated Financial Statements include the accounts of Oil-Dri Corporation of America and its subsidiaries. All significant intercompany transactions are eliminated. Except as otherwise indicated herein or as the context otherwise requires, references to "Oil-Dri," the "Company," "we," "us" or "our" refer to Oil-Dri Corporation of America and its subsidiaries.

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and six months ended January 31, 2023 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2023.

Management Use of Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period, as well as the related disclosures. Estimates and assumptions about future events cannot be made with certainty. All of our estimates and assumptions are revised periodically. Actual results could differ from these estimates. For more information see "Critical Accounting Policies and Estimates" in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Summary of Significant Accounting Policies

Our significant accounting policies, which are summarized in detail in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, have not materially changed. The following is a description of certain of our significant accounting policies:

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

Leases. ASC 842, Leases, provides that a contract is, or contains, a lease if it conveys the right to control the use of an identified asset and, accordingly, a lease liability and a related right-of-use ("ROU") asset is recognized at the commencement date on our consolidated balance sheet. As provided in ASC 842, we have elected not to apply these measurement and recognition requirements to short-term leases (i.e., leases with a term of 12 months or less). Short-term leases will not be recorded as ROU assets or lease liabilities on our consolidated balance sheet, and the related lease payments will be recognized in net earnings on a straight-line basis over the lease term. For leases other than short-term leases, the lease liability is equal to the present value of unpaid lease payments over the remaining lease term. The lease term may reflect options to extend or terminate the lease when it is reasonably certain that such options will be exercised. To determine the present value of the lease liability, we used an incremental borrowing rate, which is defined as the rate of interest we would have to pay to borrow (on a collateralized basis over a similar term) an amount equal to the lease payments in similar economic environments. The ROU asset is based on the corresponding lease liability adjusted for certain costs such as initial direct costs, prepaid lease payments and lease incentives received. Both operating and finance lease ROU assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After a ROU asset is impaired, any remaining balance of the ROU asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life. After the lease commencement date, we evaluate lease modifications, if any, that could result in a change in the accounting for leases.

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

We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $0.2 million and $0.5 million as of January 31, 2023 and July 31, 2022, respectively. This liability is reported in Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. Revenue recognized during the six months ended January 31, 2023 that was included in the liability for advance payments at the beginning of the period was $0.1 million.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") include salaries, wages and benefits associated with staff outside the manufacturing and distribution functions, all marketing related costs, any miscellaneous trade spending expenses not required to be included in net sales, research and development costs, depreciation and amortization related to assets outside the manufacturing and distribution process and all other non-manufacturing and non-distribution expenses.

Other Current and Noncurrent Liabilities. Other liabilities include the accruals for general expenses not yet paid, cash collected not yet vouchered, legal reserves, and reclamation liability accrual. Current liabilities are due to be paid within the next 12 months. Included in current liabilities within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet is $2.5 million for the Georgia landfill modification reserve as modification efforts are expected to begin in the third quarter of fiscal year 2023, refer to Note 7 for further details.

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

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	January 31, 2023	July 31, 2022
Finished goods	$19,071	$18,142
Packaging	9,795	9,515
Other	9,072	7,905
Total Inventories	$37,938	$35,562

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. The inventory obsolescence reserve was $0.9 million and $0.8 million at January 31, 2023 and July 31, 2022, respectively. Inventories have increased due to a combination of rising costs and building inventory levels for anticipated demand.

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
Level 3: Unobservable inputs.

Cash equivalents are primarily money market mutual funds classified as Level 1. We had no cash equivalents as of January 31, 2023 and July 31, 2022.

Balances of accounts receivable and accounts payable approximated their fair values at January 31, 2023 and July 31, 2022 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $31.2 million and $31.8 million as of January 31, 2023 and July 31, 2022, respectively, and are classified as Level 2. The fair value was estimated using the exit price notion of fair value.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, other than goodwill, include trademarks, patents, customer lists and product registrations. Intangible amortization expense was $67 thousand and $138 thousand in the second quarter of fiscal years 2023 and 2022, respectively. Intangible amortization expense was $134 thousand and $253 thousand in the first six months of fiscal years 2023 and 2022, respectively. Estimated intangible amortization for the remainder of fiscal year 2023 is $131 thousand. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

2024	$129
2025	$104
2026	$102
2027	$99
2028	$94

We have one acquired trademark recorded at a cost of $0.4 million that was determined to have an indefinite life and is not amortized.

We performed our goodwill impairment analysis on our Retail and Wholesale Products Group and Business to Business Products Group reporting units in the third quarter of fiscal year 2022. As a result, we identified goodwill impairment of $5.6 million which left no remaining goodwill in the Retail and Wholesale Products Group reporting unit and no impairment was identified for the Business to Business Products Group.

There have been no triggering events in fiscal year 2023 that would indicate a new impairment analysis is needed.

6. ACCRUED EXPENSES

Accrued expenses is as follows (in thousands):

	January 31, 2023	July 31, 2022
Salaries, Wages, Commissions and Employee Benefits	$13,780	$13,439
Freight	4,356	4,022
Georgia Landfill Modification Reserve	2,500	—
Trade Promotions and Advertising	1,971	1,180
Real Estate Tax	317	1,006
Other	10,861	10,438
	$33,785	$30,085

The change in salaries, wages, commissions and employee benefits relates primarily to the payment of annual bonuses during the first quarter of fiscal year 2023 offset by the increase in labor costs and bonus accrual for the first six months of fiscal year 2023. The increase in freight cost is primarily due to increased fuel prices, export fees and demurrage charges for international ocean freight. Refer to Note 7 for details of the Georgia landfill modification reserve recorded for the first time in the second quarter of fiscal year 2023. Trade promotions and advertising accruals have increased with marketing spend due to timing. Real estate tax decreased due to the timing of payments which typically occur in the second quarter of the fiscal year. Other is higher at January 31, 2023 compared to July 31, 2022 due to an increase in accruals for cash received in advance, account receivable credits, and other accrued expenses due to timing of purchases and rising costs offset by a reduction in professional fees.

7. OTHER CONTINGENCIES

We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business, including ongoing litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows. In June 2020, the Company received notice from a former service provider alleging a breach of contract regarding the payment of a contingency fee. Such party subsequently, in July 2020, filed a lawsuit seeking to require the Company to participate in binding mediation regarding this matter. Although we believe this claim to be without merit, as of July 31, 2020, we determined a reasonable estimate of this liability within a range, with no amount within that range being a better estimate than any other amount, and therefore recorded that estimate in Other within Accrued expenses. There have been no changes during fiscal 2022 or the six months ended January 31, 2023 that would have changed this estimate. We believe that any loss related to this matter is unlikely to be material. However, the outcome of this legal matter is subject to significant uncertainties. The ability to predict the ultimate outcome of this legal matter involves judgments, estimates and inherent uncertainties. The actual outcome could differ materially from management’s estimates.

In the three months ended January 31, 2023, we recorded a reserve of $2.5 million for anticipated modification costs that we expect to incur to address capacity issues at our sole landfill located in Ochlocknee, Georgia. Reserves are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of the reserve represents management’s best estimate of the costs for the modification with respect to this matter. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards, and emerging technologies for handling site modification. Consequently, it is reasonably possible that modification costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows.

8. DEBT

On August 30, 2022, we entered into (i) the Sixth Amendment to Credit Agreement (the "Sixth Amendment"), which amends the Credit Agreement, dated as of January 27, 2006 (as previously amended, the "Credit Agreement"), among us, BMO Harris Bank N.A (“BMO”), and certain of our domestic subsidiaries; and (ii) Amendment No. 3 (the "Third Amendment") to our Amended and Restated Note Purchase and Private Shelf Agreement, dated as of May 15, 2020 (as previously amended, the "Note Agreement"), with PGIM, Inc. ("Prudential") and certain existing noteholders affiliated with Prudential named therein.

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

We have no material finance leases, and variable costs for operating leases are immaterial for the three and six months ended January 31, 2023. Operating lease costs are included in Cost of Sales or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended January 31,		For the Six Months Ended January 31,

	2023	2022	2023	2022
Operating Lease Cost
Operating lease cost	$687	$718	$1,383	$1,352
Short-term operating lease cost	—	159	1	308

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended January 31,		For the Six Months Ended January 31,

	2023	2022	2023	2022
Other Information
Cash paid for amounts included in the measurement of operating lease liabilities:	$585	$636	$1,180	$1,197
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,042	$23	$1,283

We have no new leases in the three months ended January 31, 2023.

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	January 31, 2023	July 31, 2022
Weighted-average remaining lease term - operating leases	7.6 years	7.7 years
Weighted-average discount rate - operating leases	3.90%	3.91%

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of January 31, 2023, (in thousands):

2024	$1,180
2025	2,052
2026	1,919
2027	1,629
2028	1,214
Thereafter	4,577
Total	12,571
Less: imputed interest	(1,802)
Net lease obligation	$10,769

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension and Postretirement Health Benefits

The Oil-Dri Corporation of America Pension Plan ("Pension Plan") is a defined benefit pension plan for eligible salaried and hourly employees. Pension benefits are based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service. On January 9, 2020, we amended the Pension Plan to freeze participation, all future benefit accruals and accrual of benefit service, including consideration of compensation increases, effective March 1, 2020. Consequently, the Pension Plan is closed to new participants and current participants no longer earn additional benefits on or after March 1, 2020. On September 20, 2022, the Company's Board of Directors approved a resolution to terminate the Company's defined benefit pension plan. The Company expects to complete the termination over a period of eighteen months.

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2023	2022	2023	2022
Interest cost	$338	$266	$673	$534
Expected return on plan assets	(558)	(646)	(1,116)	(1,293)
Amortization of:
Other actuarial loss	19	35	28	72
Net periodic benefit cost	$(201)	$(345)	$(415)	$(687)

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2023	2022	2023	2022
Service cost	$20	$28	$42	$61
Interest cost	16	13	36	29
Amortization of:
Other actuarial loss	(23)	—	(41)	—
Prior service costs	(1)	(2)	(3)	(3)
Net periodic benefit cost	$12	$39	$34	$87

The non-service cost components of net periodic benefit cost are included in Other Income (Expense) in the line item Other, net on the unaudited Condensed Consolidated Statements of Income.

The Pension Plan is funded based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We were not required to make, and did not voluntarily make, a contribution to the Pension Plan during the first six months of fiscal year 2023. We have no minimum funding requirements for the remainder of fiscal year 2023.
The postretirement health plan is an unfunded plan. We pay insurance premiums and claims from our assets.

Assumptions used in the previous calculations were as follows:

	Pension Benefits		Postretirement Health Benefits
	For the Three and Six Months Ended January 31,
	2023	2022	2023	2022
Discount rate for net periodic benefit cost	4.05%	2.57%	3.82%	2.10%
Rate of increase in compensation levels	—%	—%	—%	—%
Long-term expected rate of return on assets	6.50%	6.50%	—%	—%

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

We have two operating segments: (1) Business to Business Products Group and (2) Retail and Wholesale Products Group. These operating segments are managed separately and each segment's major customers have different characteristics. The Retail and Wholesale Products Group customers include: mass merchandisers; wholesale clubs; drugstore chains; pet specialty retail outlets; dollar stores; retail grocery stores; e-commerce retailers; distributors of industrial cleanup and automotive products; environmental service companies; and sports field product users; and marketers of consumer products. The Business to Business Products Group customers include: processors and refiners of edible oils, petroleum-based oils and biodiesel fuel; manufacturers of animal feed and agricultural chemicals; and distributors of animal health and nutrition products. Our operating segments are also our reportable segments. The accounting policies of the segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Six Months Ended January 31,
Product	2023	2022	2023	2022
Cat Litter	$—	$—	$110,580	$98,468
Industrial and Sports	—	—	20,787	$17,940
Agricultural and Horticultural	19,788	13,519	—	—
Bleaching Clay and Fluids Purification	37,241	30,576	—	$—
Animal Health and Nutrition	11,812	9,167	—	—
Net Sales	$68,841	$53,262	131,367	$116,408

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended January 31,
Product	2023	2022	2023	2022
Cat Litter	$—	$—	$56,382	$49,937
Industrial and Sports	—	—	10,133	8,820
Agricultural and Horticultural	9,785	7,311	—	—
Bleaching Clay and Fluids Purification	19,012	15,555	—	—
Animal Health and Nutrition	6,357	5,587	—	—
Net Sales	$35,154	$28,453	$66,515	$58,757

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

	Assets
	January 31, 2023	July 31, 2022
	(in thousands)
Business to Business Products Group	$83,697	$75,644
Retail and Wholesale Products Group	130,443	125,293
Unallocated Assets	41,904	48,674
Total Assets	$256,044	$249,611

Net sales and operating income for each segment are provided below. The corporate expenses line includes certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as research and development, information systems, finance, legal, human resources and customer service. Corporate expenses also include the estimated annual incentive plan bonus accrual for employees. In addition, Income from our Business to Business and Retail and Wholesale Products as well as Corporate Expenses for the three and six months ended January 31, 2022 were adjusted for a change in management organization. See Note 1 of the Notes to the unaudited Condensed Consolidated Financial Statements.

	For the Six Months Ended January 31,
	Net Sales		Income
	2023	2022	2023	2022
	(in thousands)
Business to Business Products Group	$68,841	$53,262	$14,991	$11,962
Retail and Wholesale Products Group	$131,367	116,408	$16,256	3,374
Net Sales	$200,208	$169,670
Corporate Expenses			(17,372)	(12,973)
Income from Operations			13,875	2,363
Total Other (Expense) Income, Net			(2,399)	717
Income before Income Taxes			11,476	3,080
Income Tax Expense			(2,400)	(524)
Net Income			9,076	2,556
Net Loss Attributable to Noncontrolling Interest			(21)	(31)
Net Income Attributable to Oil-Dri			$9,097	$2,587

	For the Three Months Ended January 31,
	Net Sales		Income
	2023	2022	2023	2022
	(in thousands)
Business to Business Products Group	$35,154	$28,453	$7,734	$6,424
Retail and Wholesale Products Group	66,515	58,757	8,682	2,092
Net Sales	$101,669	$87,210
Corporate Expenses			(9,110)	(6,598)
Income from Operations			7,306	1,918
Total Other (Expense) Income, Net			(2,267)	452
Income before Income Taxes			5,039	2,370
Income Tax Expense			(1,193)	(409)
Net Income			3,846	1,961
Net Loss Attributable to Noncontrolling Interest			(10)	(41)
Net Income Attributable to Oil-Dri			$3,856	$2,002

12. STOCK-BASED COMPENSATION

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan, as amended (the "2006 Plan"), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,219,500. As of January 31, 2023, there were 229,759 shares available for future grants under this plan.

Restricted Stock

All of our non-vested restricted stock as of January 31, 2023 was issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 57,000 and 107,000 restricted shares of Common Stock granted during the second quarter of fiscal years 2023 and 2022, respectively. Stock-based compensation expense was $1.6 million and $1.5 million for the second quarter of fiscal years 2023 and 2022, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2022	382	$33.63
Granted	57	$28.53
Vested	(69)	$35.16
Forfeitures	(7)	$32.19
Non-vested restricted stock outstanding at January 31, 2023	363	$32.57

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of January 31, 2023 (in thousands):

	Pension and Postretirement Health Benefits	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2022	$(2,242)	$59	$(2,183)
Other comprehensive loss before reclassifications, net of tax	—	(129)	(129)
Amounts reclassified from accumulated other comprehensive income, net of tax	(13)	—	(13)
Net current-period other comprehensive loss, net of tax	(13)	(129)	(142)
Balance as of January 31, 2023	$(2,255)	$(70)	$(2,325)

14. RELATED PARTY TRANSACTIONS
One member of our Board of Directors (the "Board") retired from the role of President and Chief Executive Officer of a customer of ours in September 2019 and is currently party to a post-employment agreement with the customer. Total net sales to that customer, including sales to subsidiaries of that customer, were $71,768 and 81,210 for the second quarter of fiscal years 2023 and 2022 respectively and were $126,926 and $156,476 for the first six months of fiscal years 2023 and 2022 respectively. Outstanding accounts receivable from that customer, and its subsidiaries, were $8,661 as of January 31, 2023 and $5,608 as of July 31, 2022.

One member of our Board is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $49,916 and $349,773 for the second quarter of fiscal years 2023 and 2022 respectively and were $112,276 and $565,191 for the first six months of fiscal years 2023 and 2022 respectively. There were no outstanding accounts payable to that vendor as of January 31, 2023 or July 31, 2022.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our Consolidated Financial Statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under "Forward-Looking Statements" and Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

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

RESULTS OF OPERATIONS

OVERVIEW

Consolidated net sales were at an all-time high in the second quarter and first six months of fiscal year 2023 as we continued to implement strategic price increases across multiple principal products in order to improve profitability in both the Retail and Wholesale Products Group and the Business to Business Products Group. Consolidated net sales increased approximately $14.5 million or 17% in the second quarter of fiscal year 2023 and $30.5 million or 18% for the first six months of fiscal year 2023 compared to the same periods of fiscal year 2022. Consolidated income from operations in the second quarter and first six months of fiscal year 2023 increased by $5.4 million and $11.5 million, respectively compared to the same periods in fiscal year 2022.

Although expenses continued to increase, consolidated net income for the three and six months ended January 31, 2023, were $3.9 million and $9.1 million, respectively, compared to $2.0 million and $2.6 million in the three and six months ended January 31, 2022, respectively.

In the second quarter we recorded a $2.5 million reserve for anticipated modification costs that we expect to incur to address the capacity issues at our sole landfill located in Ochlocknee, Georgia. Refer to Note 7 to the Financial Statements for additional details.

Our Consolidated Balance Sheets as of January 31, 2023, and our Consolidated Statements of Cash Flows for the second quarter of fiscal year 2023 show a decrease in total cash and cash equivalents from fiscal year-end 2022. The decrease is driven by capital expenditures on property, plant & equipment and an increase in accounts receivables and inventories, offset by improved net income and increased accrued expenses. Refer to the "Liquidity and Capital Resources" section below for more analysis of the movements in cash.

SIX MONTHS ENDED JANUARY 31, 2023 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2022

CONSOLIDATED RESULTS

Consolidated net sales for the six months ended January 31, 2023, were $200.2 million, a 18% increase compared to net sales of $169.7 million for the six months ended January 31, 2022. Net sales increased for both our Retail and Wholesale Products Group and Business to Business Products Group, primarily due to price increases implemented across both product groups.

In the first six months of fiscal year 2023, we have been able to reduce our backlog of orders. The actions taken to increase personnel, expand production shifts, increase production equipment, repair equipment, and utilize alternative modes of transportation have driven a reduction of our backlog by $0.9 million, a 13% decrease from July 31, 2022. In order to meet the increase in customer demand, we continue to implement strategies to further reduce labor, manufacturing and freight constraints. Segment results are discussed further below.

Consolidated gross profit for the first six months of fiscal year 2023 was $45.3 million, or 23% of net sales, compared to $29.4 million, or 17%, of net sales, for the first six months of fiscal year 2022. The increase is driven by higher selling prices across multiple products thus helping to mitigate the increases in costs of goods sold. Our domestic costs of goods sold per ton increased 12%, driven primarily by per ton increases in natural gas, non-fuel manufacturing and freight costs, offset by lower per ton packaging costs. The cost of natural gas per ton used to operate kilns that dry our clay was 47% higher in the first six months of fiscal year 2023 compared to the first six months of fiscal year 2022. There was also a 20% increase in per ton non-fuel manufacturing costs during the first six months of fiscal year 2023 compared to the first six months of fiscal year 2022, due to higher per ton costs for labor, repairs, purchased materials, electricity, depreciation, and diesel. Domestic freight costs per ton increased approximately 15% in the first six months of fiscal year 2023 compared to the same period of fiscal year 2022. This excludes the impact of a significant customer in our cat litter business that altered shipping terms in January 2023 from collect to delivered which further increased our overall freight cost. Ocean freight costs have also increased due to rising fuel prices, export fees, and demurrage charges. In addition, our overall freight costs can vary between periods depending on the mix of products sold and the geographic distribution of our customers. Packaging costs per ton decreased by approximately 3% in the first six months of fiscal year 2023 compared to the first six months of fiscal year 2023 due to lower commodity costs, particularly as it relates to resin and pallet costs. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices.

Total selling, general and administrative expenses of $31.5 million for the first six months of fiscal year 2023 were higher by $4.4 million, or 16%, compared to $27.0 million for the first six months of fiscal year 2022. Unallocated corporate expenses were higher by $4.4 million, or 34%, driven by higher bonus accrual due to improved quarterly results compared to the Company’s performance target under the annual incentive plan as well as an increase in compensation and outside services to support strategic initiatives. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments.

Total other (expense) income, net of $(2.4) million for the first six months of fiscal year 2023 compared to a net other income of $0.7 million in the same period of fiscal year 2022. This was mostly due to the $2.5 million reserve recorded for anticipated modification costs to address the landfill capacity issue.

Consolidated net income before taxes for the first six months of fiscal year 2023 was $11.5 million compared to $3.1 million for the first six months of fiscal year 2022. Results for the first six months of fiscal year 2023 were driven by the factors discussed above.

We had a tax expense for the first six months of fiscal year 2023 of $2.4 million compared to $0.5 million for the first six months of fiscal year 2022. Our tax expense was driven primarily by higher net income. We used an estimated annual effective tax rate ("ETR") of 21% in determining our provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first six months of fiscal year 2023 were $68.8 million, an increase of $15.5 million, or 29%, from net sales of $53.3 million for the first six months of fiscal year 2022, with increases across all three of our businesses in this group. Net sales of our fluids purification products increased approximately $6.7 million, or 22%, compared to the first six months of the prior fiscal year. The increase in net sales was driven by price increases across all regions and continued demand for our products used in the filtration of edible oil, renewable diesel, and jet fuel. Net sales increased in all regions with most of the increase driven by sales in North America when compared to the first half of fiscal year 2022. Net sales of our agricultural and horticultural chemical carrier products increased approximately $6.3 million, or 46%, for the first half of fiscal year 2023 compared to the same period in fiscal year 2022. This is a result of quarterly price increases implemented throughout the year. Net sales of our animal health and nutrition products increased $2.6 million, or 29%, during the first half of fiscal year 2023 compared to the first half of fiscal year 2022. We saw growth in net sales in all regions except Asia and our subsidiary in China, with the most impact coming from Latin America. Latin American sales benefited from the European Union's ("EU") regulations requiring antibiotic-free foreign protein imports, as a large percentage of meat is exported from that region to the EU. North American sales rose due to a new product line and increased distribution. The decrease in

Asia sales is due to timing and ocean freight delays and not indicative of projected sales for the year. Net sales of our subsidiary in China decreased period over period, as discussed in the "Foreign Operations" section below.

SG&A expenses for the Business to Business Products Group increased approximately 11% or $0.8 million for the first half of fiscal year 2023 compared to the same period of the prior fiscal year. The majority of the increase relates to research and development expenses that are now allocated to the animal health business (a change in where existing costs were allocated), previously included in unallocated corporate expenses and increased travel costs.

The Business to Business Products Group’s operating income for the first six months of fiscal year 2023 was $15.0 million, an increase of $3.0 million, or 25%, from operating income of $12.0 million for the first six months of fiscal year 2022. The increase in operating income was mostly driven by higher net sales across all business within this segment.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first half of fiscal year 2023 were $131.4 million, an increase of $15.0 million, or 13%, from net sales of $116.4 million for the first half of fiscal year 2022 driven by higher net sales of cat litter, industrial and sport products, slightly offset by a decline in our co-packaged cat litter business. Total global cat litter net sales were higher by approximately $12.1 million, or 12% compared to the first six months of fiscal year 2022 driven mostly by price increases. Domestic cat litter net sales were $95.8 million an increase of $11.2 million from the first half of fiscal year 2022 driven primarily by price increases. Increased sales of branded and private label lightweight and coarse litter were partially offset by a decrease in revenue for private label heavy weight litter. Net sales of co-packaged products decreased by approximately $0.5 million compared to the same period in fiscal year 2022. This decrease was primarily driven by our customer discontinuing export sales to one of their foreign subsidiaries as well as softer domestic sales volumes. Net sales of cat litter by our subsidiary in Canada increased period over period, as discussed in "Foreign Operations" below. Net sales of our global industrial and sports products increased approximately $2.8 million, or 16%, compared to the first six months of fiscal year 2022, primarily driven by price increases implemented to rebuild margins, and to a lesser extent from higher volumes.

SG&A expenses for the Retail and Wholesale Products Group were lower by approximately $1.1 million, or 14%, during the first half of fiscal year 2023 compared to the first half of fiscal year 2022, primarily due to the timing of marketing and advertising costs. These decreases were partially offset by higher broker sales commissions which are percentage based on net sales, and an increase in our allowance for doubtful accounts due to one customer declaring bankruptcy. We anticipate total advertising expense in fiscal year 2023 to be higher than fiscal year 2022, with a majority of the spend concentrated in the second half of the fiscal year.

The Retail and Wholesale Products Group experienced an operating income for the first half of fiscal year 2023 of $16.3 million, an increase of $12.9 million, or 380%, from operating income of $3.4 million for the first half of fiscal year 2022. This was driven primarily by the increase in gross margins due to selling price increases partially offset by higher costs of goods sold, and to a much lesser extent lower than expected advertising spend in the first quarter.

FOREIGN OPERATIONS

Foreign operations include our subsidiary in Canada which is reported in the Retail and Wholesale Products Group, and our subsidiaries in the UK, Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first six months of fiscal year 2023 were $11.2 million, an increase of $1.6 million, or 17%, compared to net sales of $9.6 million during the first half of fiscal year 2022. All of our foreign operations, with the exception of our subsidiary in China, experienced an increase in net sales during the half of fiscal year 2023 compared to fiscal year 2022. Total net sales of our subsidiary in Canada during this period increased by $1.3 million, or 22%, compared to the same period in fiscal year 2022 driven by higher private label cat litter net sales offset by a decrease of $0.1 million in net sales of industrial products. The increase in cat litter sales of $1.4 million was driven primarily by price increases instituted in response to rising costs and to a lesser extent by increases in demand. Net sales of our subsidiary in the United Kingdom in the first six months of fiscal year 2023 increased by $0.2 million, or 18%, compared to net sales in the first six months of fiscal year 2022. The increase is driven primarily by price increases which offset the impact of softer sale volumes. Net sales of our subsidiary in Mexico increased during the first six months of fiscal year 2023 compared to the same period of fiscal year 2022 by $0.5 million, or 48% due to growing demand for our animal health products. Net sales of our subsidiary in China decreased $0.4 million, or 22%, during the first half of fiscal year 2023 compared to the first half of fiscal year 2022 primarily due to a transition in our distribution strategy. Net sales by our foreign subsidiaries represented 6% of our consolidated net sales during both the first six months of fiscal year 2023 and 2022.

Our foreign subsidiaries reported net income of $0.6 million for the first six months of fiscal year 2023, compared to a net loss of $0.7 million for the first six months of fiscal year 2022. The net income in the first six months of fiscal year 2023 was driven by price increases in Canada and the UK, increased sales volume in Mexico, and reduction of costs of goods sold in China and Indonesia.

Identifiable assets of our foreign subsidiaries as of January 31, 2023, were $14.9 million, compared to $13.0 million as of July 31, 2022.

THREE MONTHS ENDED JANUARY 31, 2023 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2022

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended January 31, 2023, were $101.7 million, a 17% increase compared to net sales of $87.2 million for the three months ended January 31, 2022. Net sales increased for both our Retail and Wholesale Products Group and Business to Business Products Group, primarily due to price increases implemented across both product groups.

The actions taken to increase personnel, expand our production shifts, increase production equipment, make various repairs to equipment, and utilize alternative modes of transportation have driven a reduction of our backlog when compared to prior year. See discussion above in "Results from Operations - Six Months Ended January 31, 2023, compared to Six Months ended January 31, 2022" for more detail on backlog. Segment results are discussed below.

Consolidated gross profit for the three months ended January 31, 2023, was $23.0 million, or 23% of net sales, compared to $15.6 million, or 18%, of net sales, for the three months ended January 31, 2022. The increase is driven by higher selling prices across multiple products thus helping to mitigate the increases in costs of goods sold. Domestic costs of goods sold per ton rose by 18%, driven primarily by per ton increases in non-fuel manufacturing, freight and natural gas costs. The cost of natural gas per ton used to operate kilns that dry our clay was 9% higher in the second quarter of fiscal year 2023 compared to the second quarter of fiscal year 2022. Per ton non-fuel manufacturing costs rose 28% in the second quarter of fiscal year 2023 compared to the second quarter of fiscal year 2022, due to higher costs for labor, repairs, purchased materials, depreciation, electricity, and diesel. Domestic freight costs per ton increased approximately 17% in the second quarter of fiscal year 2023 compared to the same period of fiscal year 2022. This excludes the impact of a significant customer in our cat litter business that altered shipping terms in January 2023 from collect to delivered which further increased our overall freight cost. Ocean freight costs have also increased due to rising fuel costs, export fees, and demurrage charges. In addition, our overall freight costs can vary between periods depending on the mix of products sold and the geographic distribution of our customers. Packaging costs per ton remained flat in the three months ended January 31, 2023, when compared to the same period of fiscal year 2022. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices.

Total selling, general and administrative expenses of $15.0 million for the three months ended January 31, 2023, were higher by $2.0 million, or 15%, compared to $13.0 million for the same period of fiscal year 2022. Unallocated corporate expenses were higher by $2.5 million, or 38%, driven by higher bonus accrual due to improved quarterly results compared to the Company’s performance target under the annual incentive plan, an increase in compensation and outside services to support strategic initiatives. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments.

Total other (expense) income, net of $(2.3) million for the three months ended January 31, 2023, decreased compared to net other income of $0.5 million in the same period of fiscal year 2022. This was mostly driven by the reserve recorded for the Georgia landfill modification offset by the impact of foreign currency translation gains. Refer above to Results of Operations – Overview section of Management’s Discussion and Analysis as well as Note 7 to the Financial Statements for additional details of the Georgia landfill modification reserve.

Consolidated net income before taxes for the three months ended January 31, 2023, was $5.0 million compared to $2.4 million for the same period of fiscal year 2022. Results for the second quarter of fiscal year 2023 were driven by the factors discussed above.

We had a tax expense for the second quarter of fiscal year 2023 of $1.2 million compared to $0.4 million for the second quarter of fiscal year 2022. Our tax expense was driven primarily by higher net income. We used an estimated annual ETR of 21% in both periods in determining our provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the three months ended January 31, 2023, were $35.2 million, an increase of $6.7 million, or 24%, from net sales of $28.5 million for the three months ended January 31, 2022, with increases across all three of our businesses in this group. Net sales of our fluids purification products increased approximately $3.5 million, or 22%, compared to the second quarter of fiscal year 2022. The increase in net sales was driven by price increases implemented across all regions. Net sales increased in all regions, with most of the increase driven by North America and the region including Europe, Middle East, and Africa when compared to the three months ended January 31, 2022. Net sales of our agricultural and horticultural chemical carrier products increased approximately $2.5 million, or 34%, for the three months ended January 31, 2023, compared to the same period in fiscal year 2022. This is a result of quarterly price increases implemented throughout the year. Net sales of our animal health and nutrition products increased $0.8 million, or 14%, during the three months ended January 31, 2023, compared to the same period in fiscal year 2022. The growth was driven by North America, Latin America, Asia (excluding China), and Mexico, offset by a decrease in sales in China. North American sales rose due to a strategic focus on this region, several significant new customers, and new product line. In Latin America a shift in product mix and price increases resulted in higher net sales, while the increase in Mexico was driven by higher sales volumes compared to prior year. Net sales of our subsidiary in China decreased period over period, as discussed in the "Foreign Operations" section below.

Total SG&A expenses for the Business to Business Products Group in the three months ended January 31, 2023 remained flat compared to the same period of fiscal year 2022.

The Business to Business Products Group’s operating income for the three months ended January 31, 2023, was $7.7 million, an increase of $1.3 million, or 20%, from operating income of $6.4 million for the three months ended January 31, 2022. The overall increase in operating income was driven primarily by higher net sales due to continued strategic price increases.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the three months ended January 31, 2023, were $66.5 million, an increase of $7.8 million, or 13%, from net sales of $58.8 million for the three months ended January 31, 2022, driven by higher net sales of cat litter, industrial and sports products, offset by a decline in our co-packaged cat litter business. Global cat litter net sales were higher by approximately $6.4 million, or 13%, compared to the second quarter of fiscal year 2022 driven by price increases. Domestic cat litter net sales were $49.0 million an increase of $6.1 million driven primarily by price increases. Increased sales of lightweight (branded and private label) and coarse litter were partially offset by a decrease in net sales of private label heavy weight litter, and modest, category wide, elasticity impacts from price increases. Net sales of co-packaged products decreased by approximately $0.2 million compared to the same period in fiscal year 2022. This decrease was primarily due to our customer discontinuing export sales to one of their foreign subsidiaries. Net sales of cat litter by our subsidiary in Canada increased period over period, as discussed in "Foreign Operations" below. Net sales of our global industrial and sports products increased approximately $1.3 million, or 15%, compared to the three months ended January 31, 2022, primarily driven by price increases implemented to rebuild margins, and to a lesser extent from higher volumes.

SG&A expenses for the Retail and Wholesale Products Group were lower by approximately $0.6 million, or 16%, during the three months ended January 31, 2023, compared to the same period in fiscal year 2022. The decrease was primarily due to timing of SG&A spend, offset by an increase in our allowance for doubtful accounts due to a customer declaring bankruptcy. Advertising costs in the second quarter of fiscal year 2023 were flat when compared with prior year second quarter. We anticipate total advertising expense in fiscal year 2023 to be higher than fiscal year 2022 and more in line with historical levels, with spending concentrated in the second half of the year.

The Retail and Wholesale Products Group experienced an operating income of $8.7 for the second quarter of fiscal year 2023, an increase of $6.5 million, or 315%, from operating income of $2.1 million for the same period of fiscal year 2022. This was driven primarily by the increase in gross margins due to selling price increases partially offset by higher costs of goods sold.

FOREIGN OPERATIONS

Foreign operations include our subsidiary in Canada which is reported in the Retail and Wholesale Products Group, and our subsidiaries in the UK, Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the three months ending January 31, 2023 were $5.5 million, an increase of $0.2 million, or 4%, compared to net sales of $5.3 million during the same period of fiscal year 2022 which was driven by increases in net sales in Canada, UK and Mexico offset by reduction in net sales in China and Indonesia. Total net sales of our subsidiary in Canada increased by $0.4 million, or 15%, in the three months ended January 31, 2023, compared to the same period in fiscal year 2022 driven by higher private label cat litter sales. The increase in cat litter sales was mainly driven by price increases instituted in response to rising costs as well as from higher demand. Net sales of industrial products decreased by $0.1 million compared to second quarter of fiscal year 2022. Net sales of our subsidiary in the United Kingdom in the three months ended January 31, 2023, increased by $0.2 million, or 45%, compared to net sales in the three months ended January 31, 2022. The increase primarily relates to prices increases. Net sales of our subsidiary in Mexico increased during the second quarter of fiscal year 2023 compared to the second quarter of fiscal year 2022 by $0.3 million, or 60% due to growing demand of our animal health products. Net sales of our subsidiary in China decreased $0.7 million, or 56%, during the second quarter of fiscal year 2023 compared to the second quarter of fiscal year 2022 primarily due to a transition in our distribution strategy. Net sales by our foreign subsidiaries represented 5% and 6% of our consolidated net sales during the second quarter of fiscal years 2023 and 2022, respectively.

Our foreign subsidiaries reported net income of $0.1 million for the three months ended January 31, 2023, compared to a net loss of $0.4 million for the three months ended January 31, 2022. The increase in net income was driven by price increases in Canada and UK, increased sales in Mexico, and a reduction of costs in Indonesia offset by a reduction in net sales in China.

Identifiable assets of our foreign subsidiaries as of January 31, 2023, were $19.3 million, compared to $17.4 million as of July 31, 2022.
LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to fund our capital requirements, including funding working capital needs; purchasing and upgrading equipment, facilities (including significant renovations at one of our plants), information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; making pension contributions; and, from time to time, business acquisitions, and funding our debt service requirements. During the first six months of fiscal year 2023, we principally funded these short and long-term capital requirements using cash from current operations as well as cash generated in fiscal year 2022 from borrowings under our Series Senior C Notes.

We currently anticipate cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements. In addition, we are actively monitoring the timing and collection of our accounts receivable.
The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended January 31,
	2023	2022
Net cash provided by (used in) operating activities	$14,898	$61
Net cash used in investing activities	(13,280)	(10,574)
Net cash (used in) provided by financing activities	(3,936)	14,957
Effect of exchange rate changes on cash and cash equivalents	(29)	(26)
Net decrease in cash and cash equivalents	$(2,347)	$4,418

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first six months of fiscal years 2023 and 2022 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $5.7 million in the first six months of fiscal year 2023 compared to an increase of $5.0 million in the first six months of fiscal year 2022. The increase in accounts receivable was driven primarily by higher net sales as sales prices increased offset by the level and timing of collections due to payment terms.

Inventory increased by $2.4 million in the first six months of both fiscal year 2023 compared to $6.2 million in the first six months of 2022 due to a combination of rising costs, specifically due to natural gas, purchased materials, electricity, repairs, diesel, and freight and the building of inventory levels for anticipated seasonal demand and thwart potential supply chain disruptions.

Other assets decreased by $2.0 million in the first six months of fiscal year 2023 compared to a decrease of $0.6 million in the first six months of fiscal year 2022. The decrease in other assets in the first six months of fiscal year 2023 relates mostly to capitalized pre-production costs being transferred to property, plant and equipment as the mines are now in production.

Accounts payable increased by $0.2 million in the first six months of fiscal year 2023 compared to an increase of $1.3 million in the first six months of fiscal year 2022. Trade and freight payables vary in both periods due to the timing of payments, higher cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses increased $3.9 million in the first six months of fiscal year 2023 compared to a decrease of $1.6 million in the first six months of fiscal year 2022. The majority of this increase is driven by the $2.5 million reserve added in the second quarter for the Georgia landfill modification as well as higher compensation related expenses accrued for in fiscal year 2023 compared to fiscal year 2022. The increases were offset by the payout of the prior fiscal year's bonus which reduced accrued compensation in both fiscal years, but to a greater extent in fiscal year 2023 as the accrual was higher at year end 2022 than the prior fiscal year. The increase in accrued expenses is also impacted by the decrease in advertising expenses and other accruals that vary based on timing. In addition, accrued plant expenses can also fluctuate due to timing of payments, changes in the cost of goods and services we purchase, production volume levels and vendor payment terms. The decrease in accrued expenses for the first six months of fiscal year 2022 was driven by the payout of the bonuses and real estate taxes offset by higher accrued utilities due to the rising cost of natural gas, higher accrued advertising due to the timing of our advertising programs, and additional accrued capital projects.

Other liabilities decreased by $0.9 million in the first six months of fiscal year 2023 and $1.0 million for the same period in fiscal year 2022. The decreases in both fiscal years 2023 and 2022 relate primarily to a reduction in the operating lease liability.

Net cash used in investing activities

Cash used in investing activities of $13.3 million in the first six months of fiscal year 2023 were higher compared to cash used in investing activities of $10.6 million in the first six months of fiscal year 2022 driven by capital expenditures. During the first six months of fiscal year 2023 we expanded our plant equipment and improved our facilities to support increased demand for our products as well as made improvements to our IT network.

Net cash used in financing activities

Cash used in financing activities of $3.9 million in the first six months of fiscal year 2023 compared to cash provided by financing activities of $15.0 million in the first six months of fiscal year 2022. The decrease is driven by less share repurchases and no additional note issuances in the current year compared to the second quarter of fiscal year 2022. Cash provided by financing activities in the first six months of fiscal year 2022 was primarily driven by the issuance of a $25.0 million note offset by treasury stock repurchases and dividend payments.

Other

Total cash balances held by our foreign subsidiaries of $3.4 million as of January 31, 2023, remained relatively flat compared to $3.3 million as of July 31, 2022. See further discussion in "Foreign Operations" above.

We are party to a credit agreement (as amended, the "Credit Agreement") with BMO Harris Bank N.A. ("BMO Harris"), which terminates on August 30, 2027. The agreement provides for a $45 million unsecured revolving credit facility and a maximum of $10 million for letters of credit. The agreement terms also state that we may select a variable interest rate based on either the BMO Harris prime rate or an adjusted SOFR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of January 31, 2023, the variable rates would have been 7.50% for the BMO Harris prime-based rate or 4.69% for the adjusted SOFR-based rate. The Credit Agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed charge coverage ratio and a maximum net debt to earnings ratio. As of January 31, 2023 and 2022, we were in compliance with the covenants. There were no borrowings during the first six months of either fiscal year 2023 or 2022.

We are party to an Amended and Restated Note Purchase and Private Shelf Agreement (as amended, the "Note Agreement") with PGIM, Inc. ("Prudential") and certain existing noteholders and purchasers affiliated with Prudential named therein pursuant to which, among other things, we issued $10 million in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 of which $8 million aggregate principal amount remained outstanding as of January 31, 2023. The Note Agreement provides us with the ability to request, from time to time until May 15, 2023 (or such earlier date as provided for in the agreement), the issuance of additional senior unsecured notes in an aggregate principal amount of up to $75 million minus the aggregate principal amount of the notes then outstanding and the additional notes that have been accepted for purchase. The issuance of such additional notes is at the discretion of the noteholders and purchasers and on an uncommitted basis. Pursuant to the Note Agreement, on December 16, 2021, we issued $25 million in aggregate principal amount of our 3.25% Series C Senior Notes due December 16, 2031. As of January 31, 2023 outstanding notes payable totaled $31.8 million, net of $0.2 million of unamortized debt issuance costs.

See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for discussion on amendments made to the credit agreement with BMO Harris and our Senior Note Agreements.

As of January 31, 2023, we had remaining authority to repurchase 429,033 shares of Common Stock and 273,100 shares of Class B Stock under a repurchase plan approved by our Board of Directors (the "Board"). Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management pursuant to the repurchase plan approved by our Board.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are still working remotely. We are continually monitoring and assessing the effects of a hybrid work model on our internal controls to minimize the impact to their design and operating effectiveness.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company's operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended July 31, 2022. There have been no material changes to our risk factors since the Company's Annual Report on Form 10-K for the year ended July 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2023, we did not sell any securities which were not registered under the Securities Act of 1933. The following chart summarize our Common Stock and Class B stock purchases during this period. There are no shares of our Class A Common Stock currently outstanding.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
For the Three Months Ended January 31, 2023	Total Number of Shares Purchased[3]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[4]
Common Stock
November 1, 2022 to November 30, 2022	—	$—	—	433,166
December 1, 2022 to December 31, 2022	4,133	$32.34	—	429,033
January 1, 2023 to January 31, 2023	—	$—	—	429,033

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. Our Board of Directors authorized the repurchase of 300,000 shares of Class B Stock on March 21, 2018, however there have been no repurchases of Class B Stock for the three months ended January 31, 2023, and the authorized Class B Stock is not included in the table above. No shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 of the Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

2 The figures in the table reflect transactions according to the settlement dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to the settlement dates.

3 Includes 4,133 Common Stock shares surrendered by employees to pay taxes related to restricted stock awards.

4 Our Board of Directors authorized the repurchase of 250,000 shares of Common Stock on June 14, 2012 and an additional 750,000 shares of Common Stock on March 11, 2019. These authorizations do not have a stated expiration date. The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under these authorizations. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by management.

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

Dated:  March 9, 2023