Form 10-Q
period 2023-04-30
Oil-Dri Corp of America
filed 2023-06-08
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 30, 2023
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2023.
Common Stock – 5,104,096 Shares and Class B Stock – 2,045,415 Shares

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

TRADEMARK NOTICE

"Oil-Dri" is a registered trademark of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except for share and per share amounts)

	(unaudited)
ASSETS	April 30, 2023	July 31, 2022
Current Assets
Cash and cash equivalents	$29,746	$16,298
Accounts receivable, net allowances of $1,071 and $922 at April 30, 2023 and July 31, 2022, respectively	56,983	51,683
Inventories, net	36,664	35,562
Prepaid repairs	8,470	7,474
Prepaid expenses and other assets	2,202	3,664
Total Current Assets	134,065	114,681

Property, Plant and Equipment
Cost	291,199	283,240
Less accumulated depreciation and amortization	(180,071)	(175,374)
Total Property, Plant and Equipment, Net	111,128	107,866

Other Assets
Goodwill	3,618	3,618
Trademarks and patents, net of accumulated amortization of $570 and $524 at April 30, 2023 and July 31, 2022, respectively	1,423	1,445
Customer list, net of accumulated amortization of $7,724 and $7,608 at April 30, 2023 and July 31, 2022, respectively	61	177
Deferred income taxes	4,022	3,677
Operating lease right-of-use assets	9,433	10,601
Other	6,546	7,546
Total Other Assets	25,103	27,064

Total Assets	$270,296	$249,611

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except for share and per share amounts)

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY	April 30, 2023	July 31, 2022
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	11,919	13,401
Dividends payable	1,863	1,851
Operating lease liabilities	1,810	2,178
Accrued expenses	35,312	30,085
Total Current Liabilities	51,904	48,515

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $182 and $202 at April 30, 2023 and July 31, 2022, respectively	31,818	31,798
Deferred compensation	4,436	4,559
Pension and postretirement benefits	2,164	798
Long-term operating lease liabilities	8,920	9,749
Other	3,959	3,843
Total Noncurrent Liabilities	51,297	50,747

Total Liabilities	103,201	99,262

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,745,523 shares at April 30, 2023 and 8,686,768 shares at July 31, 2022	874	868
Class B Stock, par value $.10 per share, issued 2,397,056 shares at April 30, 2023 and 2,397,056 shares at July 31, 2022	240	240
Additional paid-in capital	55,488	52,467
Retained earnings	190,800	178,754
Noncontrolling interest	(437)	(369)
Accumulated Other Comprehensive Loss:
Pension and postretirement obligation (benefit)	705	(2,242)
Cumulative translation adjustment	(221)	59
Total Accumulated Other Comprehensive Income (Loss)	484	(2,183)
Less Treasury Stock, at cost (3,641,427 Common and 351,641 Class B shares at April 30, 2023 and 3,609,938 Common and 351,641 Class B shares at July 31, 2022)	(80,354)	(79,428)
Total Stockholders’ Equity	167,095	150,349

Total Liabilities & Stockholders’ Equity	$270,296	$249,611

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(in thousands, except for per share amounts)

	(unaudited)
	For the Nine Months Ended April 30,
	2023	2022

Net Sales	$305,633	$255,431
Cost of Goods Sold	(232,840)	(210,397)
Gross Profit	72,793	45,034
Selling, General and Administrative Expenses	(44,462)	(41,054)
Loss on Impairment of Goodwill	—	(5,644)
Income (Loss) from Operations	28,331	(1,664)

Other (Expense) Income
Interest expense	(1,094)	(868)
Interest income	212	26
Loss on pension termination	(4,858)	—
Other, net	(1,134)	1,734
Total Other (Expense) Income, Net	(6,874)	892

Income (Loss) Before Income Taxes	21,457	(772)
Income Tax (Expense) Benefit	(3,893)	1,195
Net Income	17,564	423
Net Loss Attributable to Noncontrolling Interest	(68)	(55)
Net Income Attributable to Oil-Dri	$17,632	$478

Net Income Per Share
Basic Common	$2.66	$0.06
Basic Class B Common	$1.99	$0.05
Diluted Common	$2.58	$0.06
Diluted Class B Common	$1.97	$0.05
Average Shares Outstanding
Basic Common	4,824	5,042
Basic Class B Common	1,957	1,933
Diluted Common	4,964	5,153
Diluted Class B Common	1,984	1,963
Dividends Declared Per Share
Basic Common	$0.8400	$0.8100
Basic Class B Common	$0.6300	$0.6075

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	(unaudited)
	For the Nine Months Ended April 30,
	2023	2022

Net Income Attributable to Oil-Dri	$17,632	$478

Other Comprehensive Income (Loss):
Pension and postretirement benefits (net of tax)	2,947	79
Cumulative translation adjustment	(280)	(187)
Other Comprehensive Income (Loss)	2,667	(108)
Total Comprehensive Income	$20,299	$370

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended April 30,
	2023	2022

Net Sales	$105,425	$85,761
Cost of Goods Sold	(77,958)	(70,131)
Gross Profit	27,467	15,630
Selling, General and Administrative Expenses	(13,011)	(14,013)
Loss on Impairment of Goodwill	—	(5,644)
Income (Loss) from Operations	14,456	(4,027)

Other (Expense) Income
Interest expense	(363)	(378)
Interest income	97	9
Loss on pension termination	(4,858)	—
Other, net	649	544
Total Other (Expense) Income, Net	(4,475)	175

Income (Loss) Before Income Taxes	9,981	(3,852)
Income Tax (Expense) Benefit	(1,493)	1,719
Net Income (Loss)	8,488	(2,133)
Net Loss Attributable to Noncontrolling Interest	(47)	(24)
Net Income (Loss) Attributable to Oil-Dri	$8,535	$(2,109)

Net Income (Loss) Per Share
Basic Common	$1.28	$(0.32)
Basic Class B Common	$0.96	$(0.24)
Diluted Common	$1.24	$(0.32)
Diluted Class B Common	$0.95	$(0.24)
Average Shares Outstanding
Basic Common	4,838	4,932
Basic Class B Common	1,964	1,939
Diluted Common	5,003	4,932
Diluted Class B Common	1,999	1,939
Dividends Declared Per Share
Basic Common	$0.2800	$0.2700
Basic Class B Common	$0.2100	$0.2025

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended April 30,
	2023	2022

Net Income (Loss) Attributable to Oil-Dri	$8,535	$(2,109)

Other Comprehensive Income (Loss):
Pension and postretirement benefits (net of tax)	2,960	26
Cumulative translation adjustment	(151)	(93)
Other Comprehensive Income (Loss)	2,809	(67)
Total Comprehensive Income (Loss)	$11,344	$(2,176)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	For the Three Months Ended April 30
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, January 31, 2022	11,065,024	(3,732,596)	$1,107	$50,220	$179,322	$(72,862)	$(4,158)	$(338)	$153,291
Net Loss	—	—	—	—	(2,109)	—	—	(24)	(2,133)
Other Comprehensive Loss	—	—	—	—	—	—	(67)	—	(67)
Dividends Declared	—	—	—	—	(1,845)	—	—	—	(1,845)
Purchases of Treasury Stock	—	(151,913)	—	—	—	(4,305)	—	—	(4,305)
Net issuance of stock under long-term incentive plans	15,000	(2,700)	1	83	—	(84)	—	—	—
Amortization of Restricted Stock	—	—	—	814	—	—	—	—	814
Balance, April 30, 2022	11,080,024	(3,887,209)	$1,108	$51,117	$175,368	$(77,251)	$(4,225)	$(362)	$145,755

Balance, January 31, 2023	11,141,279	(3,976,318)	$1,114	$54,328	$184,133	$(79,886)	$(2,325)	$(390)	$156,974
Net Income (Loss)	—	—	—	—	8,535	—	—	(47)	8,488
Other Comprehensive Income	—	—	—	—	—	—	2,809	—	2,809
Dividends Declared	—	—	—	—	(1,868)	—	—	—	(1,868)
Purchases of Treasury Stock	—	—	—	—	—	—	—	—	—
Net issuance of stock under long-term incentive plans	1,300	(16,750)	—	468	—	(468)	—	—	—
Amortization of Restricted Stock	—	—	—	692	—	—	—	—	692
Balance, April 30, 2023	11,142,579	(3,993,068)	$1,114	$55,488	$190,800	$(80,354)	$484	$(437)	$167,095

	For the Nine Months Ended April 30
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders' Equity
Balance, July 31, 2021	10,958,367	(3,539,193)	$1,096	$48,271	$180,443	$(66,154)	$(4,117)	$(307)	$159,232
Net Income (Loss)	—	—	—	—	478	—	—	(55)	423
Other Comprehensive Loss	—	—	—	—	—	—	(108)	—	(108)
Dividends Declared	—	—	—	—	(5,553)	—	—	—	(5,553)
Purchases of Treasury Stock	—	(330,916)	—	—	—	(10,506)	—	—	(10,506)
Net issuance of stock under long-term incentive plans	121,657	(17,100)	12	579	—	(591)	—	—	—
Amortization of Restricted Stock	—	—	—	2,267	—	—	—	—	2,267
Balance, April 30, 2022	11,080,024	(3,887,209)	$1,108	$51,117	$175,368	$(77,251)	$(4,225)	$(362)	$145,755

Balance, July 31, 2022	11,083,824	(3,961,579)	$1,108	$52,467	$178,754	$(79,428)	$(2,183)	$(369)	$150,349
Net Income (Loss)	—	—	—	—	17,632	—	—	(68)	17,564
Other Comprehensive Loss	—	—	—	—	—	—	2,667	—	2,667
Dividends Declared	—	—	—	—	(5,586)	—	—	—	(5,586)
Purchases of Treasury Stock	—	(7,493)	—	—	—	(225)	—	—	(225)
Net issuance of stock under long-term incentive plans	58,755	(23,996)	6	695	—	(701)	—	—	—
Amortization of Restricted Stock	—	—	—	2,326	—	—	—	—	2,326
Balance, April 30, 2023	11,142,579	(3,993,068)	$1,114	$55,488	$190,800	$(80,354)	$484	$(437)	$167,095

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands)

	(unaudited)
	For the Nine Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2023	2022
Net Income	$17,564	$423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,348	10,034
Non-cash stock-based compensation	2,326	2,267
Loss on pension termination	4,858	—
Deferred income taxes	(742)	(1,311)
Provision for bad debts and cash discounts	240	(1)
Impairment of patents	61	323
Impairment of Goodwill	—	5,644
Loss on Impairment of Fixed Assets	810	—
Loss on the disposals of property, plant and equipment	46	346
(Increase) Decrease in assets:
Accounts receivable	(5,604)	(2,453)
Inventories	(1,209)	(11,456)
Prepaid expenses	1,300	181
Other assets	2,648	971
Increase (Decrease) in liabilities:
Accounts payable	255	1,333
Accrued expenses	5,653	1,120
Deferred compensation	(123)	556
Pension and postretirement benefits	(981)	(924)
Other liabilities	(1,659)	(1,593)
Total Adjustments	19,227	5,037
Net Cash Provided by Operating Activities	36,791	5,460

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(17,444)	(16,012)
Proceeds from sale of property, plant and equipment	10	—
Net Cash Used in Investing Activities	(17,434)	(16,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	—	25,000
Payment of debt issuance costs	(7)	(114)
Dividends paid	(5,574)	(5,573)
Purchases of treasury stock	(225)	(10,506)
Net Cash (Used in) Provided by Financing Activities	(5,806)	8,807
Effect of exchange rate changes on Cash and Cash Equivalents	(103)	(21)
Net Increase (Decrease) in Cash and Cash Equivalents	13,448	(1,766)
Cash and Cash Equivalents, Beginning of Period	16,298	24,591
Cash and Cash Equivalents, End of Period	$29,746	$22,825

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)

	(unaudited)
	For the Nine Months Ended April 30,
	2023	2022
Supplemental disclosures:
Interest payments, net of amounts capitalized	$569	$178
Income tax payments	$2,284	$219
Non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$1,441	$1,071
Cash dividends declared and accrued, but not paid	$1,863	$1,845

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and nine months ended April 30, 2023 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2023.

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

Overburden Removal and Mining Costs. We mine sorbent materials on property that we either own or lease as part of our overall operations. A significant part of our overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material used in a majority of our production processes. These stripping costs are treated as a variable inventory production cost and are included in cost of goods sold in the period they are incurred. We defer and amortize the pre-production overburden removal costs during the development phase associated with opening a new mine.

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

We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $0.3 million and $0.5 million as of April 30, 2023 and July 31, 2022, respectively. This liability is reported in Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. Revenue recognized during the nine months ended April 30, 2023 that was included in the liability for advance payments at the beginning of the period was $0.1 million.

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

Other Current and Noncurrent Liabilities. Other liabilities include the accruals for general expenses not yet paid, cash collected not yet vouchered, legal reserves, and reclamation liability accrual. Current liabilities are due to be paid within the next 12 months. Included in current liabilities within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet is $2.5 million for the Georgia landfill modification reserve which began in the third quarter of fiscal year 2023. Refer to Note 7 for further details.

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

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	April 30, 2023	July 31, 2022
Finished goods	$20,372	$18,142
Packaging	8,994	9,515
Other	7,298	7,905
Total Inventories	$36,664	$35,562

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. The inventory obsolescence reserve was $0.8 million at both April 30, 2023 and July 31, 2022, respectively. Inventories have increased due to a combination of rising costs and building inventory levels for anticipated demand.

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
Level 3: Unobservable inputs.

Cash equivalents are primarily money market mutual funds classified as Level 1. We had no cash equivalents as of April 30, 2023 and July 31, 2022.

Balances of accounts receivable and accounts payable approximated their fair values at April 30, 2023 and July 31, 2022 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $31.5 million and $31.8 million as of April 30, 2023 and July 31, 2022, respectively, and are classified as Level 2. The fair value was estimated using the exit price notion of fair value.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, other than goodwill, include trademarks, patents, customer lists and product registrations. Intangible amortization expense was $66 thousand and $116 thousand in the third quarter of fiscal years 2023 and 2022, respectively. Intangible amortization expense was $200 thousand and $369 thousand in the first nine months of fiscal years 2023 and 2022, respectively. Estimated intangible amortization for the remainder of fiscal year 2023 is $65 thousand. Estimated intangible amortization for the next five fiscal years is as follows (in thousands):

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

There have been no triggering events in fiscal year 2023 that would indicate a new impairment analysis is needed.

6. ACCRUED EXPENSES

Accrued expenses is as follows (in thousands):

	April 30, 2023	July 31, 2022
Salaries, Wages, Commissions and Employee Benefits	$16,965	$13,439
Freight	2,446	4,022
Georgia Landfill Modification Reserve	2,490	—
Trade Promotions and Advertising	1,965	1,180
Real Estate Tax	650	1,006
Other	10,796	10,438
	$35,312	$30,085

The increase in salaries, wages, commissions and employee benefits relates primarily to higher compensation expenses and annual bonus accrual for the first nine months of fiscal year 2023. The decrease in freight cost is primarily due to decreased fuel prices and the timing of charges for international ocean freight. Refer to Note 7 for details of the Georgia landfill modification reserve recorded in the second quarter of fiscal year 2023. Trade promotions and advertising accruals have increased with marketing spend due to timing. Real estate tax decreased due to the timing of payments which typically occur in the second quarter of the fiscal year. Other is higher at April 30, 2023 compared to July 31, 2022 due to an increase in accruals for income taxes, interest expense, and other contingencies offset by a reduction in other accrued expenses due to timing of purchases.

7. OTHER CONTINGENCIES

We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business, including ongoing litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows. In June 2020, the Company received notice from a former service provider alleging a breach of contract regarding the payment of a contingency fee. Such party subsequently, in July 2020, filed a lawsuit seeking to require the Company to participate in binding mediation regarding this matter. Although we believe this claim to be without merit, as of July 31, 2020, we determined a reasonable estimate of this liability within a range, with no amount within that range being a better estimate than any other amount, and therefore recorded that estimate in Other within Accrued expenses. There have been no changes during fiscal 2022 or the nine months ended April 30, 2023, that would have changed this estimate. We believe that any loss related to this matter is unlikely to be material. However, the outcome of this legal matter is subject to significant uncertainties. The ability to predict the ultimate outcome of this legal matter involves judgments, estimates and inherent uncertainties. The actual outcome could differ materially from management’s estimates.

In the second quarter of fiscal year 2023, we recorded a reserve of $2.5 million for anticipated modification costs that we expect to incur to address capacity issues at our sole landfill located in Ochlocknee, Georgia. Reserves are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of the reserve represents management’s best estimate of the costs for the modification with respect to this matter. There have been no changes to the reserve estimate in the third quarter of fiscal year 2023. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards, and emerging technologies for handling site modification. Consequently, it is reasonably possible that modification costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows.

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

We have no material finance leases, and variable costs for operating leases are immaterial for the three and nine months ended April 30, 2023. Operating lease costs are included in Cost of Goods Sold or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,

	2023	2022	2023	2022
Operating Lease Cost
Operating lease cost	$689	$707	$2,072	$2,059
Short-term operating lease cost	—	123	1	431

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,

	2023	2022	2023	2022
Other Information
Cash paid for amounts included in the measurement of operating lease liabilities:	$592	$633	$1,772	$1,830
Right-of-use assets obtained in exchange for new operating lease liabilities	$552	$531	$575	$1,815

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	April 30, 2023	July 31, 2022
Weighted-average remaining lease term - operating leases	7.3 years	7.7 years
Weighted-average discount rate - operating leases	4.17%	3.91%

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of April 30, 2023, (in thousands):

2024	$545
2025	2,180
2026	2,047
2027	1,758
2028	1,343
Thereafter	4,642
Total	12,515
Less: imputed interest	(1,785)
Net lease obligation	$10,730

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension and Postretirement Health Benefits

The Oil-Dri Corporation of America Pension Plan ("Pension Plan") was a defined benefit pension plan for eligible salaried and hourly employees. Pension benefits were based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service. On January 9, 2020, Oil-Dri amended the Pension Plan to freeze participation, all future benefit accruals and accrual of benefit service, including consideration of compensation increases, effective March 1, 2020. Consequently, the Pension Plan was closed to new participants and existing participants no longer earned additional benefits on or after March 1, 2020. On September 20, 2022, the Company's Board of Directors approved a resolution to terminate the Company's defined benefit pension plan.

On April 20, 2023, Oil-Dri settled $14 million of the pension obligation through the purchase of an annuity. The remaining $16 million of the pension obligation was settled on April 28, 2023, via lump-sum payments. All pension assets were remeasured immediately before settlement resulting in a net surplus amount of $3.6 million and net unrealized loss of $2.0 million included in accumulated other comprehensive income. Upon settlement of the pension obligations Oil-Dri recognized through net income all unrealized losses resulting in a $2.0 million reduction to net income included in "Loss on pension termination" within "Other Income (Expense), Net".
On April 27, 2023, the Executive Committee of the Company's Board of Directors approved the distribution of the surplus to a qualified defined contribution retirement fund. A portion of the surplus to be distributed to pension participants was irrevocably distributed to the 401(k) plan on April 28, 2023, which resulted in an additional $2.8 million charge to net income included in "Loss on pension termination" within "Other Income (Expense), Net". The remaining $0.8 million to be held by the 401(k) plan to cover qualified future plan expenses was recognized as a prepaid asset.

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

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2023	2022	2023	2022
Interest cost	$336	$267	$1,009	$801
Expected return on plan assets	(557)	(646)	(1,673)	(1,939)
Amortization of:
Other actuarial loss	14	36	42	108
Loss on pension termination	$4,858	$—	$4,858	$—
Net periodic benefit cost	$4,651	$(343)	$4,236	$(1,030)

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2023	2022	2023	2022
Service cost	$21	$31	$63	$92
Interest cost	19	15	55	44
Amortization of:
Other actuarial loss	(21)	—	(62)	—
Prior service costs	(2)	(2)	(5)	(5)
Net periodic benefit cost	$17	$44	$51	$131

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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Nine Months Ended April 30,
Product	2023	2022	2023	2022
Cat Litter	$—	$—	$167,841	$145,753
Industrial and Sports	—	—	33,539	$28,528
Agricultural and Horticultural	30,507	21,469	—	—
Bleaching Clay and Fluids Purification	55,012	45,260	—	$—
Animal Health and Nutrition	18,734	14,421	—	—
Net Sales	$104,253	$81,150	201,380	$174,281

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended April 30,
Product	2023	2022	2023	2022
Cat Litter	$—	$—	$57,262	$47,286
Industrial and Sports	—	—	12,751	10,587
Agricultural and Horticultural	10,719	7,950	—	—
Bleaching Clay and Fluids Purification	17,771	14,684	—	—
Animal Health and Nutrition	6,922	5,254	—	—
Net Sales	$35,412	$27,888	$70,013	$57,873

We do not rely on any segment asset allocations and we do not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations below for those assets for which we can reasonably determine. The unallocated asset category is the remainder of our total assets. We have refined the basis of allocation for certain of our assets as of April 30, 2023 and we have restated the allocation of assets as of July 31, 2022 presented below to enhance comparability. The asset allocation is estimated and is not a measure used by our chief operating decision maker about allocating resources to the operating segments or in assessing their performance.

	Assets
	April 30, 2023	July 31, 2022
	(in thousands)
Business to Business Products Group	$85,065	$77,840
Retail and Wholesale Products Group	129,485	125,293
Unallocated Assets	55,746	46,478
Total Assets	$270,296	$249,611

Net sales and operating income for each segment are provided below. The corporate expenses line includes certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as information systems, finance, legal, human resources and customer service.

	For the Nine Months Ended April 30,
	Net Sales		Income
	2023	2022	2023	2022
	(in thousands)
Business to Business Products Group	$104,253	$81,150	$24,794	$16,914
Retail and Wholesale Products Group	$201,380	174,281	$27,000	1,025
Net Sales	$305,633	$255,431
Corporate Expenses			(23,463)	(19,603)
Income (Loss) from Operations			28,331	(1,664)
Total Other (Expense) Income, Net			(6,874)	892
Income (Loss) before Income Taxes			21,457	(772)
Income Tax (Expense) Benefit			(3,893)	1,195
Net Income			17,564	423
Net Loss Attributable to Noncontrolling Interest			(68)	(55)
Net Income Attributable to Oil-Dri			$17,632	$478

	For the Three Months Ended April 30,
	Net Sales		Income
	2023	2022	2023	2022
	(in thousands)
Business to Business Products Group	$35,412	$27,888	$9,803	$4,952
Retail and Wholesale Products Group	70,013	57,873	10,744	(2,349)
Net Sales	$105,425	$85,761
Corporate Expenses			(6,091)	(6,630)
Income (Loss) from Operations			14,456	(4,027)
Total Other (Expense) Income, Net			(4,475)	175
Income (Loss) before Income Taxes			9,981	(3,852)
Income Tax (Expense) Benefit			(1,493)	1,719
Net Income (Loss)			8,488	(2,133)
Net Loss Attributable to Noncontrolling Interest			(47)	(24)
Net Income (Loss) Attributable to Oil-Dri			$8,535	$(2,109)

12. STOCK-BASED COMPENSATION

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan, as amended (the "2006 Plan"), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,219,500. As of April 30, 2023, there were 245,209 shares available for future grants under this plan.

Restricted Stock

All of our non-vested restricted stock as of April 30, 2023 was issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 59 thousand and 122 thousand restricted shares of Common Stock granted during the third quarter of fiscal years 2023 and 2022, respectively. Stock-based compensation was $0.7 million and $0.8 million for the third quarter of fiscal years 2023 and 2022, respectively. Stock-based compensation expense was $2.3 million for the first nine months of both fiscal years 2023 and 2022, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2022	382	$33.63
Granted	59	$28.89
Vested	(69)	$35.16
Forfeitures	(24)	$29.22
Non-vested restricted stock outstanding at April 30, 2023	348	$32.83

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of April 30, 2023 (in thousands):

	Pension and Postretirement Health Benefits	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2022	$(2,242)	$59	$(2,183)
Other comprehensive loss before reclassifications, net of tax	—	(280)	(280)
Amounts reclassified from accumulated other comprehensive income, net of tax	2,947	—	2,947
Net current-period other comprehensive income (loss), net of tax	2,947	(280)	2,667
Balance as of April 30, 2023	$705	$(221)	$484

14. RELATED PARTY TRANSACTIONS
One member of our Board of Directors (the "Board") retired from the role of President and Chief Executive Officer of a customer of ours in September 2019 and is currently party to a post-employment agreement with the customer. Total net sales to that customer, including sales to subsidiaries of that customer, were $56 thousand and $111 thousand for the third quarter of fiscal years 2023 and 2022, respectively, and were $183 thousand and $268 thousand for the first nine months of fiscal years 2023 and 2022, respectively. Outstanding accounts receivable from that customer, and its subsidiaries, were $6 thousand as of both April 30, 2023, and July 31, 2022.

One member of our Board is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $30 thousand and $64 thousand for the third quarter of fiscal years 2023 and 2022, respectively, and were $143 thousand and $629 thousand for the first nine months of fiscal years 2023 and 2022, respectively. There were no outstanding accounts payable to that vendor as of April 30, 2023, or July 31, 2022.

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

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals, primarily consisting of calcium bentonite, attapulgite and diatomaceous shale. Our principal products include agricultural and horticultural chemical carriers, animal health and nutrition products, cat litter, fluid purification and filtration bleaching clays, industrial and automotive floor absorbents and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and other customers who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: the Retail and Wholesale Products Group ("Retail and Wholesale" or "R&W") and the Business to Business Products Group ("Business to Business" or "B2B"), as described in Note 11 of the Notes to the unaudited Condensed Consolidated Financial Statements. Each operating segment is discussed individually below.

RESULTS OF OPERATIONS

OVERVIEW

Consolidated net sales reached an all-time high in the third quarter and nine months of fiscal year 2023 as we implemented strategic price increases across multiple principal products in order to restore profitability in both the R&W and B2B products groups, which were supplemented by an increase in sales volume in the B2B products group. Consolidated net sales increased approximately $19.7 million or 23% in the third quarter of fiscal year 2023 and $50.2 million or 20% for the first nine months of fiscal year 2023 compared to the same periods of fiscal year 2022. Consolidated income from operations in the third quarter and first nine months of fiscal year 2023 increased by $18.5 million and $30.0 million, respectively, compared to the same periods in fiscal year 2022.

Although expenses continued to increase, consolidated net income for the three and nine months ended April 30, 2023, was $8.5 million and $17.6 million, respectively, compared to a net loss of $2.1 million and net income of $0.5 million in the three and nine months ended April 30, 2022, respectively.

In the third quarter of fiscal year 2023 we recognized a loss of $4.8 million in connection with the termination of the Company's pension plan. Refer to Note 10 of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details.

Our Consolidated Balance Sheets as of April 30, 2023, and our Consolidated Statements of Cash Flows for the third quarter of fiscal year 2023 show an increase in total cash and cash equivalents from fiscal year-end 2022. The increase is driven mostly by improved net income and increases in accrued expenses, offset by capital expenditures on property, plant & equipment and increases in accounts receivable and inventories. Refer to the "Liquidity and Capital Resources" section below.

NINE MONTHS ENDED APRIL 30, 2023 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2022

CONSOLIDATED RESULTS

Consolidated net sales for the nine months ended April 30, 2023, were $305.6 million, a 20% increase compared to net sales of $255.4 million for the nine months ended April 30, 2022. Net sales increased for both our R&W and B2B products groups, primarily due to price increases implemented across both product groups and to a lesser extent due to volume growth in our B2B products group.

During the first nine months of fiscal year 2023, we have been able to reduce our backlog of orders by $4.2 million, a 64% decrease from July 31, 2022. This was accomplished by increasing personnel, expanding production shifts, optimizing equipment, and utilizing alternative modes of transportation. In order to meet the increase in customer demand, we continue to implement strategies to further reduce labor, manufacturing and freight constraints.

Consolidated gross profit for the first nine months of fiscal year 2023 was $72.8 million, or 24% of net sales, compared to $45.0 million, or 18%, of net sales, for the first nine months of fiscal year 2022. The increase is driven by improved selling prices across multiple products helping to mitigate the increases in cost of goods sold. Our domestic cost of goods sold per ton increased 12%, driven primarily by per ton increases in non-fuel manufacturing, freight and natural gas, offset by lower per ton packaging costs. Non-fuel manufacturing costs per ton increased 17% during the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022, mainly due to higher per ton costs of labor, including contracted labor for mining, repairs and depreciation. Domestic freight costs per ton increased approximately 7% in the first nine months of fiscal year 2023 compared to the same period of fiscal year 2022. This excludes the impact of a significant customer in our cat litter business that altered shipping terms in January 2023 from collect to delivered which further increased our overall freight cost. Ocean freight costs have also increased due to rising fuel prices and fees during the first half of the year and the mix of products and geographic locations during the third quarter. In addition, our overall freight costs can vary between periods depending on the mix of products sold and the geographic distribution of our customers. The cost of natural gas per ton used to operate kilns that dry our clay was 23% higher in the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022 mostly driven by higher rates in the first half of the year offset by a decrease in the third quarter. Packaging costs per ton decreased by approximately 4% in the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2023 due to lower commodity costs, particularly as it relates to resin and pallet costs. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices.

Total selling, general and administrative expenses of $44.5 million for the first nine months of fiscal year 2023 were higher by $3.4 million, or 8%, compared to $41.1 million for the first nine months of fiscal year 2022. Unallocated corporate expenses were higher by $3.9 million, or 20%, driven by higher bonus accrual due to improved year-to-date results compared to the Company’s performance target under the annual incentive plan and increase in insurance expense, offset by a reduction in research and development expenses now allocated to the operating segments. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments.

Total other expenses were $6.9 million for the first nine months of fiscal year 2023 compared to a net other income of $0.9 million in the same period of fiscal year 2022. This was mostly due to the $4.8 million loss on pension termination recognized in the third quarter and the $2.5 million reserve recorded in the second quarter for anticipated landfill capacity modification costs, offset by other miscellaneous and interest income.

Consolidated net income before taxes for the first nine months of fiscal year 2023 was $21.5 million compared to $0.8 million for the first nine months of fiscal year 2022. Results for the first nine months of fiscal year 2023 were driven by the factors discussed above.

We had a tax expense for the first nine months of fiscal year 2023 of $3.9 million compared to $1.2 million tax benefit for the first nine months of fiscal year 2022. Our tax expense was driven primarily by higher net income. We used an estimated annual effective tax rate ("ETR") of 19% in determining our provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first nine months of fiscal year 2023 were $104.3 million, an increase of $23.1 million, or 28%, from net sales of $81.2 million for the first nine months of fiscal year 2022, with increases across all three of our principal product lines within this group. Net sales of our fluids purification products increased approximately $9.8 million, or 22%, compared to the first nine months of the prior fiscal year. The increase in net sales was driven primarily by price increases across all regions and continued demand for our products used in the filtration of edible oil, renewable diesel, and jet fuel. Net sales increased in all regions with most of the increase driven by sales in North America, the region including Europe, Middle East, and Africa ("EMEA") and Latin America when compared to the first nine months of fiscal year 2022. Net sales of our agricultural and horticultural chemical carrier products increased approximately $9.0 million, or 42%, for the first nine months of fiscal year 2023 compared to the same period in fiscal year 2022. This is a result of quarterly price increases implemented throughout the year and continued strong demand from several large customers. Net sales of our animal health and nutrition products increased $4.3 million, or 30%, during the first nine months of fiscal year 2023 compared to the same period of fiscal year 2022. We saw growth in net sales in all regions except our subsidiaries in China and Indonesia, with the most impact coming from Latin America and North America. Latin American sales were boosted by the

European Union's ("EU") initial regulations requiring antibiotic-free foreign protein imports, as a large percentage of meat is exported from that region to the EU. North American sales rose due to a new product line, increased distribution to new and existing customers and a strategic focus on that market. Asia year-to-date net sales increased due to price. Net sales of our subsidiary in China decreased from the prior year, as discussed in the "Foreign Operations" section below.

SG&A expenses for the Business to Business Products Group increased approximately 7% or $0.8 million for the first nine months of fiscal year 2023 compared to the same period of the prior fiscal year. The majority of the increase relates to research and development expenses that are now allocated to the animal health business (a change from when existing costs were previously included in unallocated corporate expenses), increase in compensation including bonus and travel-related expenses, offset by a reduction in marketing and patent write-off expenses.

The Business to Business Products Group’s operating income for the first nine months of fiscal year 2023 was $24.8 million, an increase of $7.9 million, or 47%, from operating income of $16.9 million for the first nine months of fiscal year 2022. The increase in operating income was mostly driven by higher net sales across all business within this segment.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first nine months of fiscal year 2023 were $201.4 million, an increase of $27.1 million, or 16%, from net sales of $174.3 million for the same period of fiscal year 2022 driven by higher net sales of cat litter, industrial and sport products, slightly offset by a decline in our co-packaged cat litter business. Total global cat litter net sales increased by approximately $22.1 million, or 15% compared to the first nine months of fiscal year 2022 driven mostly by pricing. Domestic cat litter net sales were $145.7 million, an increase of $20.2 million from the first nine months of fiscal year 2022 due to price. Increased sales of branded and private label lightweight and coarse litter were partially offset by a decrease in revenue for private label heavy weight litter. Net sales of co-packaged products decreased by approximately $0.1 million compared to the same period in fiscal year 2022. This decrease was primarily driven by our customer discontinuing export sales to one of their foreign markets as well as softer domestic sales volumes, offset by price increases in the third quarter. Net sales of cat litter by our subsidiary in Canada increased period over period, as discussed in "Foreign Operations" below. Net sales of our global industrial and sports products increased approximately $5.0 million, or 18%, compared to the first nine months of fiscal year 2022, primarily driven by price increases implemented to rebuild margins, and to a lesser extent from higher volumes.

SG&A expenses for the Retail and Wholesale Products Group were lower by approximately $1.4 million, or 12%, during the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022, primarily due to timing of SG&A spend and the reclassification of certain trade spending charges from SG&A to net sales. These decreases were partially offset by higher broker sales commissions which are a percentage based on net sales, higher bonus accrual, and an increase in our allowance for doubtful accounts due to one customer declaring bankruptcy. We anticipate total advertising expense in fiscal year 2023 to be higher than fiscal year 2022, with a majority of the spend concentrated in the fourth quarter of the fiscal year.

The Retail and Wholesale Products Group's operating income for the first half of fiscal year 2023 was $27.0 million, an increase of $26 million, from operating income of $1.0 million for the same period of fiscal year 2022. This was driven primarily by the increase in gross margins due to selling price increases partially offset by higher cost of goods sold, and the goodwill impairment recognized in the third quarter of fiscal year 2022.

FOREIGN OPERATIONS

Foreign operations include our subsidiary in Canada, which is reported in the Retail and Wholesale Products Group, and our subsidiaries in the UK, Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first nine months of fiscal year 2023 were $16.8 million, an increase of $2.3 million, or 16%, compared to net sales of $14.5 million during the first nine months of fiscal year 2022. All of our foreign operations, with the exception of our subsidiaries in China and Indonesia, experienced an increase in net sales during the first nine months of fiscal year 2023 compared to fiscal year 2022. Total net sales of our subsidiary in Canada during this period increased by $2.0 million, or 24%, compared to the same period in fiscal year 2022 driven by higher private label cat litter net sales. The increase in cat litter sales was driven by a combination of volume growth and price increases instituted in response to rising costs. Net sales of our subsidiary in the United Kingdom in the first nine months of fiscal year 2023 increased by $0.3 million, or 21%, compared to net sales in the first nine months of fiscal year 2022. The increase is driven primarily by price increases which offset the impact of softer sale volumes. Net sales of our subsidiary in Mexico increased during the first nine months of fiscal year 2023 compared to the same period of fiscal year 2022 by $0.6 million, or 43% due to growing demand for our animal health products. Net sales of our subsidiary in China decreased $0.5 million, or 19%, during the first nine months of fiscal year

2023 compared to the same period of fiscal year 2022 primarily due to the process of transitioning to a master distributor. Net sales by our foreign subsidiaries represented 5% and 6% of our consolidated net sales during the first nine months of fiscal year 2023 and 2022, respectively.

Our foreign subsidiaries reported net income of $1.1 million for the first nine months of fiscal year 2023, compared to a net loss of $0.7 million for the first nine months of fiscal year 2022. The net income in the first nine months of fiscal year 2023 was driven by price and volume increases in Canada, UK and Mexico and the reduction of cost of goods sold in China and Indonesia.

Identifiable assets of our foreign subsidiaries as of April 31, 2023, were $15.5 million, compared to $13.0 million as of July 31, 2022.

THREE MONTHS ENDED APRIL 30, 2023 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2022

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended April 30, 2023, were $105.4 million, a 23% increase compared to net sales of $85.8 million for the three months ended April 30, 2022. Net sales increased for both our Retail and Wholesale Products Group and Business to Business Products Group, primarily due to price increases implemented across both product groups and to a lesser extent volume growth in the B2B products group.

Consolidated gross profit for the three months ended April 30, 2023, was $27.5 million, or 26% of net sales, compared to $15.6 million, or 18%, of net sales, for the three months ended April 30, 2022. The increase is driven by higher selling prices across multiple products thus helping to mitigate the increases in cost of goods sold. Domestic cost of goods sold per ton rose by 12%, driven primarily by per ton increases in freight and non-fuel manufacturing costs offset by a decrease in natural gas and packaging. Per ton non-fuel manufacturing costs rose 12% in the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022, due to higher per ton costs of labor, including contracted labor for mining, depreciation, and general supplies, offset by a decrease in per ton costs of purchased materials and repairs. Domestic freight costs per ton increased approximately 19% in the third quarter of fiscal year 2023 compared to the same period of fiscal year 2022 due to a significant customer in our cat litter business that altered shipping terms in January 2023 from collect to delivered which increased our overall freight cost. Excluding the impact of this specific customer, per ton domestic freight costs would have decreased 7% quarter over quarter. Ocean freight costs have also increased due to the mix of products and increased volume to a high-priced geographic location. In addition, our overall freight costs can vary between periods depending on the mix of products sold and the geographic distribution of our customers. The cost of natural gas per ton used to operate kilns that dry our clay was 27% lower in the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022 as fuel prices have decreased. Packaging costs per ton decreased 4% in the three months ended April 30, 2023, when compared to the same period of fiscal year 2022 due to lower commodity costs, particularly as it relates to resin and pallet costs. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices.

Total selling, general and administrative expenses of $13.0 million for the three months ended April 30, 2023, were down by $1.0 million, or 7%, compared to $14.0 million for the same period of fiscal year 2022. Unallocated corporate expenses were down by $0.5 million, or 8%, driven by lower legal expenses, recruitment fees, and allocation of research and development costs which are now allocated to operating segments, offset by an increase in insurance expenses. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments.

Total other (expense) income, net of $(4.5) million for the three months ended April, 2023, decreased compared to net other income of $0.2 million in the same period of fiscal year 2022, mainly due to the loss in connection with the pension termination. Refer to Note 10 of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details regarding the pension termination.

Consolidated net income before taxes for the three months ended April 30, 2023, was $10.0 million compared to a net loss of $3.9 million for the same period of fiscal year 2022. Results for the third quarter of fiscal year 2023 were driven by the factors discussed above.

We had a tax expense for the third quarter of fiscal year 2023 of $1.5 million compared to a tax benefit of $1.7 million for the third quarter of fiscal year 2022. Our tax expense was driven primarily by higher net income. We used an estimated annual ETR of 19% in determining our provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the three months ended April 30, 2023, were $35.4 million, an increase of $7.5 million, or 27%, from net sales of $27.9 million for the three months ended April 30, 2022, with increases across all three of our principal product lines within this group. Net sales of our fluids purification products increased approximately $3.1 million, or 21%, compared to the third quarter of fiscal year 2022. Net sales increased in all regions, with most of the increase driven by North America and Latin America. The increase in net sales was driven primarily by price increases in North America, EMEA, and Latin America and to lesser extent by volume growth in Latin America, North America and Asia. Increases in volume were driven due to timing as well as increased demand for our products used in jet fuel and renewable diesel filtration. Net sales of our agricultural and horticultural chemical carrier products increased approximately $2.8 million, or 35%, for the three months ended April 30, 2023, compared to the same period in fiscal year 2022. This is a result of price increases implemented throughout the year and increase in shipments to a key customer. Net sales of our animal health and nutrition products increased $1.7 million, or 32%, during the three months ended April 30, 2023, compared to the same period in fiscal year 2022. The growth was driven primarily by Latin America, North America, and Asia (excluding China). The increase in Latin America was driven mainly by an increase in volume from existing customers due to positive product performance and an increase in new customers. North American sales rose due to increased demand due to an expansion of existing customers and new customers. The increase in Asia (excluding China) sales was driven by price increases. Net sales of our subsidiary in China decreased from the prior year, as discussed in the "Foreign Operations" section below.

Total SG&A expenses for the Business to Business Products Group in the three months ended April 30, 2023 remained flat compared to the same period of fiscal year 2022.

The Business to Business Products Group’s operating income for the three months ended April 30, 2023, was $9.8 million, an increase of $4.8 million, or 98%, from operating income of $5.0 million for the three months ended April 30, 2022. The overall increase in operating income was driven primarily by higher net sales due to continued strategic price increases and volume growth.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the three months ended April 30, 2023, were $70.0 million, an increase of $12.1 million, or 21%, from net sales of $57.9 million for the three months ended April 30, 2022, driven by higher net sales of all product lines included in this group. Global cat litter net sales were higher by approximately $10 million, or 21%, compared to the third quarter of fiscal year 2022 driven by price increases. Domestic cat litter net sales were $49.9 million an increase of $8.9 million driven mainly by price increases. Increased sales of lightweight (branded and private label) and coarse litter were partially offset by a decrease in net sales of private label heavy weight litter. Net sales of co-packaged products increased by approximately $0.4 million compared to the same period in fiscal year 2022. This increase was driven by price increases offset by a decrease in volume as our customer discontinued export sales to one of their foreign markets. Net sales of cat litter by our subsidiary in Canada increased period over period, as discussed in "Foreign Operations" below. Net sales of our global industrial and sports products increased approximately $2.2 million, or 20%, compared to the three months ended April 30, 2022, primarily driven by price increases.

SG&A expenses for the Retail and Wholesale Products Group were lower by approximately $0.3 million, or 10%, during the three months ended April 30, 2023, compared to the same period in fiscal year 2022. The decrease was primarily a result of timing of SG&A spend and the reclassification of certain trade spending charges from SG&A to net sales, offset by advertising costs, which began to rise in the third quarter of fiscal year 2023 compared to prior year. We anticipate total advertising expense in fiscal year 2023 to be higher than fiscal year 2022 and more in line with historical levels, with spending concentrated in the fourth quarter.

The Retail and Wholesale Products Group's operating income was $10.7 million for the third quarter of fiscal year 2023, an increase of $13.0 million from operating loss of $(2.3) million for the same period of fiscal year 2022. This was driven primarily by the increase in gross margins due to selling price increases, partially offset by higher cost of goods sold, and the goodwill impairment recognized in the third quarter of fiscal year 2022.

FOREIGN OPERATIONS

Foreign operations include our subsidiary in Canada, which is reported in the Retail and Wholesale Products Group, and our subsidiaries in the UK, Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the three months ending April 30, 2023 were $5.5 million, an increase of $0.7 million, or 15%, compared to net sales of $4.8 million during the same period of fiscal year 2022 which was driven by increases in net sales in Canada, UK and Mexico offset by reduction in net sales in China and Indonesia. Total net sales of our subsidiary in Canada increased by $0.8 million, or 28%, in the three months ended April 30, 2023, compared to the same period in fiscal year 2022 driven by higher lightweight (private label and branded) cat litter sales and to a lesser extent coarse cat litter and floor absorbents. The increase in Canada net sales was mainly driven by higher demand from existing customers across both cat litter and floor absorbents. Net sales of our subsidiary in the United Kingdom for the three months ended April 30, 2023, increased by $0.1 million, or 27%, compared to the same period in fiscal year 2022. The growth in net sales in the United Kingdom was driven by price increases. Net sales of our subsidiary in Mexico increased during the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022 by $0.1 million, or 30% due to growing demand of our animal health products. Net sales of our subsidiary in China decreased $0.1 million, or 12%, during the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022 primarily due to the process of transitioning to a sole distributor. Net sales by our foreign subsidiaries represented 5% and 6% of our consolidated net sales during the second quarter of fiscal years 2023 and 2022, respectively.

Our foreign subsidiaries reported net income of $0.5 million for the three months ended April 30, 2023, compared to net income of $22 thousand for the three months ended April 30, 2022. The increase in net income was driven by volume growth in Canada and Mexico, price increases in the United Kingdom, and a reduction of costs in Indonesia offset by a reduction in net sales in China.
LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to fund our capital requirements, including funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; and, from time to time, business acquisitions, and funding our debt service requirements. During the first nine months of fiscal year 2023, we principally funded these short and long-term capital requirements using cash from current operations as well as cash generated in fiscal year 2022 from borrowings under our Series C Senior Notes.

We currently anticipate cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements. In addition, we are actively monitoring the timing and collection of our accounts receivable.
The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended April 30,
	2023	2022
Net cash provided by operating activities	$36,791	$5,460
Net cash used in investing activities	(17,434)	(16,012)
Net cash (used in) provided by financing activities	(5,806)	8,807
Effect of exchange rate changes on cash and cash equivalents	(103)	(21)
Net increase (decrease) in cash and cash equivalents	$13,448	$(1,766)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first nine months of fiscal years 2023 and 2022 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $5.6 million in the first nine months of fiscal year 2023 compared to an increase of $2.5 million in the first nine months of fiscal year 2022. The increase in accounts receivable was driven primarily by higher net sales as sales prices increased, offset by the level and timing of collections due to payment terms.

Inventory increased by $1.2 million in the first nine months of fiscal year 2023 compared to $11.5 million in the first nine months of 2022 due to a combination of rising costs, specifically due to labor, natural gas, repairs, depreciation, electricity and the building of inventory levels for anticipated seasonal demand and to avoid any potential supply chain disruptions.

Other assets decreased by $2.6 million in the first nine months of fiscal year 2023 compared to a decrease of $1.0 million in the first nine months of fiscal year 2022. The decrease in other assets in the first nine months of fiscal year 2023 relates mostly to leased assets and the capitalized pre-production costs being transferred to property, plant and equipment as the mines are now in production.

Accounts payable increased by $0.3 million in the first nine months of fiscal year 2023 compared to an increase of $1.3 million in the first nine months of fiscal year 2022. The increase is mainly due to payables on capitalized expenditures offset by a decrease in trade and freight payables which vary in both periods due to the timing of payments, cost of goods and services we purchase, production volume levels and vendor payment terms.

Accrued expenses increased $5.7 million in the first nine months of fiscal year 2023 compared to a decrease of $1.1 million in the first nine months of fiscal year 2022. The majority of this increase is driven by the $2.5 million reserve added in the second quarter for the Georgia landfill modification as well as higher compensation-related expenses accrued for in fiscal year 2023 compared to fiscal year 2022, and income tax payable. The increases were offset by the payout of the prior fiscal year's bonus which reduced accrued compensation in both fiscal years, but to a greater extent in fiscal year 2023 as the accrual was higher at year end 2022 than the prior fiscal year. The increase in accrued expenses is also impacted by the decrease in advertising expenses and other accruals that vary based on timing. In addition, accrued plant expenses can also fluctuate due to timing of payments, changes in the cost of goods and services we purchase, production volume levels and vendor payment terms. The decrease in accrued expenses for the first nine months of fiscal year 2022 was driven by the payout of the bonuses and real estate taxes offset by higher accrued utilities due to the rising cost of natural gas, higher accrued advertising due to the timing of our advertising programs, and additional accrued capital projects.

Other liabilities decreased by $1.7 million in the first nine months of fiscal year 2023 and $1.6 million for the same period in fiscal year 2022. The decreases in both fiscal years 2023 and 2022 relate primarily to a reduction in the operating lease liability.

Net cash used in investing activities

Cash used in investing activities of $17.4 million in the first nine months of fiscal year 2023 were higher compared to cash used in investing activities of $16.0 million in the first nine months of fiscal year 2022 driven by capital expenditures. During the first nine months of fiscal year 2023 we expanded our plant equipment and improved our facilities to support increased demand for our products as well as made improvements to our IT network.

Net cash used in financing activities

Cash used in financing activities of $5.8 million in the first nine months of fiscal year 2023 compared to cash provided by financing activities of $8.8 million in the first nine months of fiscal year 2022. The cash used in financing activities for the first nine months of fiscal year 2023 was primarily used for payment of dividends. Cash provided by financing activities in the first nine months of fiscal year 2022 was primarily driven by the issuance of a $25.0 million note offset by treasury stock repurchases and dividend payments.

Other

Total cash balances held by our foreign subsidiaries of $4.2 million as of April 30, 2023, increased slightly compared to $3.3 million as of July 31, 2022. See further discussion in "Foreign Operations" above.

We are party to a credit agreement (as amended, the "Credit Agreement") with BMO Harris Bank N.A. ("BMO Harris"), which terminates on August 30, 2027. The agreement provides for a $45 million unsecured revolving credit facility and a maximum of $10 million for letters of credit. The agreement terms also state that we may select a variable interest rate based on either the BMO Harris prime rate or an adjusted SOFR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of April 30, 2023, the variable rates would have been 8.00% for the BMO Harris prime-based rate or 5.08% for the adjusted SOFR-based rate. The Credit Agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. The agreement also requires us to maintain a minimum fixed charge coverage ratio and a maximum net debt to earnings ratio. As of April 30, 2023, and 2022, we were in compliance with the covenants. There were no borrowings during the first nine months of either fiscal year 2023 or 2022.

We are party to an Amended and Restated Note Purchase and Private Shelf Agreement (as amended, the "Note Agreement") with PGIM, Inc. ("Prudential") and certain existing noteholders and purchasers affiliated with Prudential named therein pursuant to which, among other things, we issued $10 million in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 of which $8 million aggregate principal amount remained outstanding as of April 30, 2023. Pursuant to the Note Agreement, on December 16, 2021, we issued $25 million in aggregate principal amount of our 3.25% Series C Senior Notes due December 16, 2031. As of April 30, 2023, outstanding notes payable totaled $32.8 million, net of $0.2 million of unamortized debt issuance costs. Under the shelf agreement, no additional debt issuances will occur.

See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for discussion on amendments made to the credit agreement with BMO Harris and our Senior Note Agreements.

As of April 30, 2023, we had remaining authority to repurchase 429,033 shares of Common Stock and 273,100 shares of Class B Stock under a repurchase plan approved by our Board of Directors (the "Board"). Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management pursuant to the repurchase plan approved by our Board.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Items 1 and 3 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2023, we did not sell any securities which were not registered under the Securities Act of 1933, as amended. The following chart summarize our Common Stock and Class B stock purchases during this period. There are no shares of our Class A Common Stock currently outstanding.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
For the Three Months Ended April 30, 2023	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[3]
Common Stock
February 1, 2023 to February 28, 2023	—	$—	—	429,033
March 1, 2023 to March 31, 2023	—	$—	—	429,033
April 1, 2023 to April 30, 2023	—	$—	—	429,033

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. Our Board of Directors authorized the repurchase of 300,000 shares of Class B Stock on March 21, 2018, however there have been no repurchases of Class B Stock for the three months ended April 30, 2023, and the authorized Class B Stock is not included in the table above. No shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 of the Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

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

ITEM 5. OTHER INFORMATION

On April 10, 2023, the Company entered into the Fifth Amendment (the “Amendment”) to the Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001 between A&M Products Manufacturing Company, a subsidiary of The Clorox Company, and Oil-Dri Corporation of America (as amended by the First Amendment, dated December 13, 2002, the Second Amendment, dated October 15, 2007, the Third Amendment, dated May 27, 2016 and the Fourth Amendment, dated December 4, 2020, the “Memorandum Agreement”). The Amendment extends the initial term of the Memorandum Agreement. The foregoing is a brief description of the material terms of the Amendment and does not purport to be a complete description of the rights and obligations of the parties thereunder. The foregoing description is qualified in its entirety by reference to the Amendment, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

10.1	Fifth Amendment, dated as of April 10, 2023, to Memorandum of Agreement #1450 “Fresh Step” ™ dated as of March 12, 2001.	Filed herewith.

31	Certifications pursuant to Rule 13a–14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosures.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101	Filed herewith.

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

Dated:  June 8, 2023