Form 10-K
period 2023-07-31
Oil-Dri Corp of America
filed 2023-10-12
CIK 74046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended July 31, 2023
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
Yes ☐ No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 31, 2023 was $186,610,921.

Number of shares of each class of Oil-Dri’s capital stock outstanding as of September 30, 2023:
Common Stock – 5,108,734 shares        Class B Stock – 2,170,415 shares        Class A Common Stock – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Oil-Dri’s Proxy Statement for its 2023 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) not later than November 28, 2023 (120 days after the end of Oil-Dri’s fiscal year ended July 31, 2023), are incorporated into Part III of this Annual Report on Form 10-K, as indicated herein.

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

Oil-Dri is a leader in developing, manufacturing and/or marketing sorbent products. Our sorbent products are principally produced from hydrated aluminosilicate minerals, primarily consisting of calcium bentonite, attapulgite and diatomaceous shale, which we refer to collectively as our “clay,” our “minerals,” or “Fuller's Earth.” We surface mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California. We produce both absorbent and adsorbent products from our clay. Absorbents, like sponges, draw liquids up into their many pores. Examples of our absorbent clay products are Cat’s Pride and Jonny Cat branded premium cat litter, as well as other private label cat litters. Additional examples are our Oil-Dri branded floor absorbents, Amlan branded animal health and nutrition solutions for livestock, and Agsorb and Verge agricultural chemical carriers. Adsorbent products attract impurities in liquids, such as metals and surfactants, and form low-level chemical bonds. Examples of our adsorbent products include Ultra-Clear, Pure-Flo, Supreme, Perform, Select, Metal-X and Metal-Z which act as purification mediums for edible and non-edible oils. We also sell nonclay-based products, such as our Oil-Dri synthetic sorbents used for automotive, industrial and marine cleanup as well as plastic cat litter box liners. Our principal products are described in more detail below.

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

Fluids Purification Products

We produce an array of adsorbent products for bleaching, purification and filtration applications that are used around the world by edible oil processors, as well as by refiners of renewable diesel, jet fuel and other petroleum-based products. Bleaching clays are used by edible oil processors to adsorb soluble contaminants that promote oxidation problems. Our Pure-Flo and Perform bleaching clays remove impurities, such as trace metals, chlorophyll and color bodies, in various types of edible oils. Perform products provide increased activity for hard-to-bleach oils. Our Select adsorbents are used in a pre-treatment process to remove metals and trace soap in vegetable oil processing. Our Select adsorbents can also be used to pre-treat oil in the processing of biodiesel. Metal-X and Metal-Z are highly efficient adsorbents for the renewable diesel market. Our Ultra-Clear product is used as a purification and filtration medium for jet fuel and other petroleum-based products. These products are sold in the United States and in international markets by our team of technical sales employees, distributors and sales agents.

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

Branded products. Our scoopable and non-clumping litters are sold under our Cat’s Pride and Jonny Cat brand names. Our Cat's Pride litters created the lightweight segment of the scoopable litter market. Late this fiscal year, we launched Cat’s Pride Antibacterial Clumping Litter which is the first and only Environmental Protection Agency (“EPA”) approved antibacterial cat litter in the United States. In addition, we offer our non-clumping litter in a pre-packaged, disposable tray under the Cat’s Pride KatKit brand. Moreover, we offer litter box liners under the Cat's Pride and Jonny Cat product lines. These products are sold through independent food brokers and by our sales force to major grocery, drug, dollar store, mass-merchandiser and pet outlets, as well as through online retailers.

Private label products. We produce private label scoopable and non-clumping cat litters. Our lightweight scoopable litters lead our private label cat litter offerings.

Co-packaged products. We have a long-term supply arrangement with A&M Products Manufacturing Company, a subsidiary of The Clorox Company ("Clorox"), under which we manufacture branded non-clumping litters. Under this co-manufacturing relationship, the marketer controls all aspects of sales, marketing, and distribution, as well as the odor control formula, and we are responsible for manufacturing. Under the long-term supply agreement with Clorox we have the exclusive right to supply Clorox’s requirements for Fresh Step coarse cat litter up to certain levels.

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

BUSINESS SEGMENTS

We have two reportable operating segments for financial reporting derived from the different characteristics of our two major customer groups: the Retail and Wholesale Products Group and the Business to Business Products Group. The Retail and Wholesale Products Group customers include mass merchandisers, the farm and fleet channel, drugstore chains, pet specialty retail outlets, dollar stores, retail grocery stores, online retailers, co-packaged products customers, distributors of industrial cleanup and automotive products, environmental service companies and users of sports field products and sports turf materials. The Business to Business Products Group customers include processors and refiners of edible oils, renewable diesel, petroleum-based oils and biodiesel fuel; manufacturers of animal feed and agricultural chemicals; distributors of animal health and nutrition products. Certain financial information on both segments is contained in Note 2 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

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

Our wholly-owned subsidiary, PT Amlan Perdagangan Internasional, located in Indonesia also distributes our animal health and nutrition products.

Our wholly-owned subsidiary, Oil-Dri SARL, is a Swiss company that performs various management, customer service and administrative functions for some of the international customers of our domestic operations.

Effective May 12, 2023 we acquired the remaining equity of Agromex Importaciones, S.A de C.V, which is now a wholly-owned subsidiary. Previously we owned 78.4% of the equity of this entity. This Mexican subsidiary sells our international animal health and nutrition products.

Our foreign operations are subject to the normal risks of doing business in non-U.S. countries, such as currency fluctuations, restrictions on the transfer of funds and import/export duties; however, historically our operating results have not been materially impacted by these factors. Incorporated herein by reference are Item 1A "Risk Factors", which describes other risks that could impact our foreign operations, and Note 2 of the Notes to the Consolidated Financial Statements, which contains certain financial information about our foreign operations.

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (“Walmart”) and its affiliates accounted for approximately 19% and 16% of our total net sales for fiscal years 2023 and 2022, respectively. Walmart is a customer in our Retail and Wholesale Products Group. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customer other than those described in this paragraph would not be expected to have a material adverse effect on our business.

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

We have six principal competitors in our Retail and Wholesale Products Group, one of which is also our customer. Two of the principal competitors relate to our Industrial and Sports products. The overall cat litter market has grown in recent years, with market share of both scoopable cat litter and coarse non-clumping litter increasing in fiscal year 2023. The overwhelming majority of all cat litter is mineral based, including both scoopable and coarse non-clumping litters. Cat litters based on alternative strata such as paper, various agricultural waste products and silica gels have niche positions. Scoopable products have a majority of the cat litter market share followed by coarse non-clumping litters.

There is significant competition to attract cat litter consumers across multi-outlet channels, including grocery, mass-merchandiser, dollar, pet and drug stores, as well as through online retailers. Competition for the scoopable litter market continues to be impacted by new product offerings and increased advertising and promotions by our competitors and by us. We provide our customers with product innovation, a nation-wide distribution network and strong customer service. Our exceptional sales and research and development teams, as well as vertical integration give us a further advantage over smaller and regional manufacturers.

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

BACKLOG; SEASONALITY

As of July 31, 2023 and 2022, the value of our backlog of orders were approximately $3.6 million and $6.6 million respectively. Certain customers place orders for a full year of orders with future requested ship dates. Accordingly, we define backlog as purchase orders that we have received from customers and that we have accepted, but that have not shipped by the customers’ requested ship dates. This value was determined by the number of tons on backlog order and the net selling prices. By increasing personnel, expanding production shifts, optimizing equipment, and utilizing alternative modes of transportation, we have been able to reduce our backlog over fiscal year 2023.

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

RESOURCES

Patents

We have obtained or applied for patents for certain of our processes and products sold to customers in both the Retail and Wholesale Products Group and the Business to Business Products Group. U.S. patents are currently granted for a term of 20 years from the date the patent application is filed and durations of patents issued outside of the United States vary from country to country. Our patents, particularly our U.S. patents, are highly important to our business and we assert our patent rights and vigorously protect our patents from apparent infringement where appropriate, although no single patent is considered material to the business as a whole. The risks associated with our patents (and intellectual property, generally), are discussed in Item 1A "Risk Factors".

Reserves

We mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California; we also have reserves in Nevada and Tennessee. We estimate that our proven mineral reserves as of July 31, 2023 were approximately 92.1 million tons in aggregate and our probable reserves were approximately 138.5 million tons in aggregate, for a total of 230.6 million tons of mineral reserves. Based on our rate of consumption during fiscal year 2023, and without regard to any of our reserves in Nevada or Tennessee, we consider our proven and probable reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, are reflected at cost on our balance sheet.

It is our policy to attempt to maintain a minimum of forty years of proven and probable reserves of each type of clay at each location. We have an ongoing program of exploration for additional reserves but we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During fiscal year 2023, we utilized these reserves to produce substantially all of the sorbent products that we sold.

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

Mining Operations

We have continuously conducted mining operations in Ripley, Mississippi since 1963, in Ochlocknee, Georgia since 1968, in Blue Mountain, Mississippi since 1989, in Mounds, Illinois since 1998 and in Taft, California since 2002. Our clay is surface mined on a year-round basis, using large earth moving scrapers, bulldozers, or excavators and off-road trucks to strip off overburden (non-usable material atop desired clay). The desired clay is then loaded into dump trucks and transported to the processing facilities. The stripping, mining and hauling of our clay is performed in-house as well as by independent contractors. Our current operating mines range in distance from immediately adjacent to approximately 11 miles from the related processing plants. Processing facilities are generally accessed from the mining areas by private and public roads and in some instances by public highways. Each of our processing facilities maintains inventories of unprocessed clay of approximately one week of production requirements. All key permits have either been obtained by us, or approval is expected to be received in the normal course of business. See Item 2 “Properties” below for additional information regarding our mining properties and operations.

The following schedule summarizes the net book value of land and other plant and equipment for each of our manufacturing facilities as of July 31, 2023 (in thousands). Of the land and mineral rights, $2.2 million relates to mineral rights. Mineral rights as of July 31, 2023 were $1.2 million, $0.8 million and $0.1 million for our properties in Illinois, California, and Georgia, respectively.

	Land & Mineral Rights	Plant and Equipment
Ochlocknee, Georgia	$13,636	$37,078
Ripley, Mississippi	$2,893	$17,485
Mounds, Illinois	$1,637	$9,484
Blue Mountain, Mississippi	$939	$9,930
Taft, California	$1,854	$12,590

Energy

We primarily used natural gas in the processing kilns to dry our clay products during fiscal year 2023. We monitor gas market trends and we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. During fiscal year ended July 31, 2023, we purchased several forward fuel contracts to cover a portion of our fuel needs in Georgia and California.

HUMAN CAPITAL MANAGEMENT

Overview

During fiscal year 2023, we had approximately 884 employees, who we refer to as our teammates of which 121, 18, and 704 of our U.S. teammates work in our corporate functions, research and development and manufacturing, respectively. In addition, 41 of our teammates are employed by our foreign subsidiaries in corporate and manufacturing functions. We believe our corporate offices, research and development center and manufacturing facilities are currently adequately staffed but there is no guarantee that this will always be possible. Approximately 71 of our teammates in the U.S. and approximately 12 of our teammates in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations to be satisfactory.

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

Oil-Dri's culture and the objectives that we focus on in managing our business are based on our “WE CARE” values. “WE CARE” is an acronym for remembering our core values, which is the moral standard that we endeavor to apply to our teammates, customers, vendors, and other stakeholders. We continuously work to reinforce these values through leading by example, training, and rewarding positive behaviors. We use “WE CARE” values as a moral compass to constantly strive for continuous improvement. These values are embedded into everything we do and are reflected in our Code of Ethics and Business Conduct, formal policies and procedures, annual training including training on workplace harassment, and a strong governance structure. Our "WE CARE" values are also the basis of our formal teammate recognition process.

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

C x C x C stands for Communication, Customer Focus, and Continuous Improvement.

Our Code of Ethics and Business Conduct details how we act in accordance with these fundamental standards. The first “E” in "WE CARE" represents Ethics. Oil-Dri’s ethical culture is one of our greatest strengths and areas of emphasis by our Board of Directors and management team. Our CEO is asked to speak on this topic at local business schools, including the Kellogg School of Management at Northwestern, and Marquette University. Our CEO’s continued messaging to all Oil-Dri teammates about the importance of our ethical culture helps maintain a strong tone at the top for our entire organization.

We have codified our compliance and ethics requirements through the Code of Ethics and Business Conduct, the Human Rights Policy, and the Whistleblower Response Policy.

Our Compliance Committee meets quarterly and is comprised of members of Oil-Dri leadership as well as the owners of our three compliance functions: Trade, Regulatory, and Anti-Corruption. Our Trade compliance function works to make sure we are in alignment with all applicable export laws and regulations, and screens all new international customers, distributors and/or agents against the various restricted and denied party lists before they can do business with Oil-Dri. Our Regulatory compliance team ensures our product registrations meet the complex and multiple requirements of the various countries, as well as U.S. states, in which we do business. Our Anti-Corruption compliance team works with Human Resources to address potential risks related to compliance with anti-corruption regulations in various jurisdictions, including by ensuring that teammates attest to Oil-Dri’s Code of Ethics and Business Conduct, which was updated in fiscal year 2021, and that the Company’s Code of Ethics and Business Conduct provides appropriate tools and guidance to the Company’s teammates. These two groups also work together to make sure teammates understand the specific requirements around conflicts of interest, including any disclosures where relevant. As part of the focus on addressing potential risks and ensuring a global understanding of the various applicable policies and requirements, we have also translated our Code of Ethics and Business Conduct into Mandarin and Spanish. Our Board of Directors also annually attests to Oil-Dri’s Code of Ethics and Business Conduct. The Anti-Corruption team also conducts a thorough Third-Party Due Diligence process that includes the use of compliance software. Third parties are selected for this process based on a risk analysis that includes potential interaction with government officials as well as the Corruption Perception Index published by Transparency International (an international non-profit) of the countries in which they do business. In addition, distributor and agent agreements include a mandatory anti-corruption regulatory compliance section.

Oil-Dri has strong policies and procedures in place for anti-corruption and conflicts of interest. This includes training and attestation requirements where appropriate. Oil-Dri is committed to whistleblower protection and uses a third-party anonymous hotline available on our website, where teammates or third parties across the globe can reach out via phone or internet with any concerns they may have and be ensured of anonymity in reporting if they so desire. The Company has documented and implemented procedures to ensure the protection of whistleblowers' employment status as well as protection from harassment in the workplace. Our anti-corruption training emphasizes the necessity of whistleblower procedures, protection, and zero tolerance for retaliation. This training is given within the first few months of hire to new teammates with sales and/or leadership roles that interact with customers and/or teammates outside the U.S. Additionally, anti-corruption training is repeated annually at our Global Sales Meeting for all attending teammates; these are sales teams across the globe as well as all Oil-Dri leadership personnel.

As individual hotline cases are investigated, the Company's Compliance Department works with Human Resources and any other teammates involved in the investigation to ensure confidentiality is maintained and whistleblowers are protected; our compliance training emphasizes that this is not only required by law, but clearly fits with our "WE CARE" values. All cases are investigated to conclusion, with follow up provided, where possible, on an anonymous basis back to the whistleblower through the anonymous third-party hotline.

Diversity, Equity and Inclusion

"WE CARE" for all.

Our strength as a company comes from leveraging the uniqueness of all teammates and those in our communities. We strive to promote a diverse and inclusive workforce for all.

Oil-Dri’s success is enhanced by striving for a workforce that reflects the diversity of the communities and countries in which we live and work. We embrace all people, regardless of race, sex, gender identity, age, religion, nationality, physical ability or sexual orientation. Diverse perspectives are encouraged and needed in order to help our company achieve its vision and continue to grow. We are committed to cultivating and preserving a culture of inclusion. That is why we created a Diversity, Equity and Inclusion Committee to help us live up to our "WE CARE" core values. This committee represents a diverse group of colleagues across locations, functions and communities who are the Company’s champions for our diversity, equity, and inclusion initiatives. The committee strives to bring awareness and understanding of human diversity as a corporate imperative by engaging teammates in pertinent conversation, training, and education. As the committee evolves, additional programs will be introduced.

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

Teammate Health and Wellness

The success of our business is fundamentally connected to the well-being of our teammates. As such, the health and wellness of our teammates is a top priority. We offer robust and generous benefit programs to those who qualify, which include, but are not limited to, health, prescription drug, dental, life insurance and disability insurance. We also offer wellness programs to those who qualify, to help our teammates live healthy lives. Smoking cessation programs are offered to teammates at no cost. We also offer gym and weight loss reimbursement in order to encourage a healthy lifestyle. Our employee assistance program provides face-to-face, telephonic and online counseling services for a variety of potential needs that our teammates may have. Our commitment to the wellness of our teammates is further evidenced by our paid time off and sick days program, which are part of the work/life balance component of our "WE CARE" values framework.

Workplace Flexibility

During fiscal year 2023, Oil-Dri continued a hybrid work environment for non-manufacturing teammates with the option for some positions to be 100% remote. Oil-Dri offers a wide range of employment opportunities including full and part-time positions which support our Work/Life Balance values. By providing these flexible work options, among other initiatives, we are able to attract and retain diverse talent throughout the Company.

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

Through our corporate safety department, we implemented a safety auditing program for adherence to local, state and federal safety standards and regulations including those of the Mine Safety and Health Administration ("MSHA") and the Occupational Safety and Health Administration ("OSHA"). These audits are conducted annually for global operations by third-party consultants enforcing a rigorous assessment of regulatory standards, internal procedures and program performance. Audit assessments and inspections are scored and are currently indicating high levels of compliance in our operations. The auditing program confirms the Company’s commitment to best management practices and principles. We continually increase the rigor and level of scrutiny to drive continuous improvement in our operations.

GOVERNMENT AND ENVIRONMENTAL REGULATION AND COMPLIANCE

We are subject to a variety of federal, state, local and foreign laws and regulatory requirements relating to the environment and to health and safety matters. In particular, our mining and manufacturing operations and facilities in Georgia, Mississippi, California and Illinois are required to comply with state surface mining and environmental protection statutes as well as the workplace safety requirements of the MSHA. These domestic locations and our Canadian operations are subject to various federal, state, provincial and local statutes, regulations, ordinances, building codes, and permitting and licensing requirements which govern the discharge, storage and disposal of materials, water and waste into the environment, maintenance of our locations or otherwise regulate our operations. In recent years, regulation and enforcement have grown increasingly stringent, a trend that we expect will continue. We endeavor to be in compliance at all times and in all material respects with all applicable environmental, health and safety controls and regulations. As a result, compliance with the various statutes, regulations, ordinances, codes, and other requirements have required continuing management efforts and the expenditures relating to such compliance have varied over the years; however, these expenditures have not had a material adverse effect on our capital expenditures, earnings, or competitive position. As part of our ongoing environmental compliance activities, we incur expenses in connection with reclaiming mining sites. Historically, reclamation expenses have not had a material effect on our cost of goods sold.

In addition to the environmental, health and safety requirements related to our mining and manufacturing operations and facilities, there has been increased federal, state and international regulation with respect to the content, labeling, use, packaging, registration, trade compliance, advertising, and disposal of products that we sell. For example, in the United States, some of our operations, products, product claims, labeling and advertising are regulated by the Food and Drug Administration, the Consumer Product Safety Commission, the OSHA, the MSHA, the EPA and the Federal Trade Commission. Most states have agencies that regulate in parallel to these federal agencies. In addition, our international sales and operations are subject to regulation in each of the foreign jurisdictions in which we manufacture, distribute or sell our products. There is increasing federal and state regulation with respect to the content, labeling, use, and disposal after use of various products we sell. Throughout the world, but particularly in the United States and Europe, there is also increasing government scrutiny and regulation of the food chain and products entering or affecting the food chain. We endeavor to be in compliance at all times and in all material respects with those regulations and to assist our customers in that compliance.

We cannot assure that, despite all commercially reasonable efforts, we will always be in compliance in all material respects with all applicable environmental laws and requirements nor can we assure that from time to time enforcement of such requirements will not have a material adverse effect on our business. The imposition of more stringent standards or requirements under such regulations could result in increased expenditures. Additionally, we could be required to alter our operations in order to comply with any new standards or requirements under environmental laws or regulations. See Item 1A “Risk Factors - Risks Related to Regulatory Compliance” below for a discussion of the impact of government regulations on our business and other risks to our business.

AVAILABLE INFORMATION

This Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on or through the “Investors” section of our website at www.oildri.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Information related to corporate governance at Oil-Dri, including its Code of Ethics and Business Conduct, information concerning executive officers, directors and Board committees, and transactions in Oil-Dri securities by directors and executive officers, is available free of charge on or through the “Investors” section of our website at www.oildri.com. The information on our website in not included as a part of, nor incorporated by reference into, this Annual Report on Form 10-K.

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

Risks Related to Our Business

Our future growth and financial performance is meaningfully impacted by successful new product introductions.

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

• our ability to successfully implement price increases and surcharges, particularly in a timely manner that corresponds with cost increases, as well as other changes in our pricing policies;
• variations in purchasing patterns by our customers, including due to weather conditions, inventory planning, or other factors outside of our control;
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

The United States has from time to time experienced challenging economic conditions and the global financial markets have recently undergone and may continue to experience significant volatility and disruption. Our business, financial condition and results of operations may be materially adversely affected by changes in consumer confidence, levels of unemployment, inflation, interest rates, tax rates and general uncertainty regarding the overall future economic environment. The keeping of pets and the purchase of pet-related products may constitute discretionary spending for some consumers and any material decline in the amount of consumer discretionary spending may reduce overall levels of pet ownership or spending on pets. As a result, a recession or slowdown in the economy may cause a decline in demand for our products. If economic conditions result in decreased spending on pets and have a negative impact on our retail customers and suppliers, our business, financial condition and results of operations may be materially adversely affected.

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
• problems that could arise from the integration of the acquired business, its management or other unanticipated problems or liabilities; and
• unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying our rationale for pursuing the acquisition.

Any one or more of these factors could cause us not to realize the benefits we anticipate to result from an acquisition. Moreover, acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both and there can be no assurances that we can obtain indebtedness or equity capital on terms acceptable to the Company. Increased borrowings would correspondingly increase the Company's financial leverage and could result in lower credit ratings and increased future borrowing costs. These risks could also reduce the Company's flexibility to respond to changes in its industry or in general economic conditions. In addition, future acquisitions could result in our assuming more long-term liabilities relative to the value of the acquired assets than we have assumed in our previous acquisitions.

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

We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that the percentage of net sales represented by these customers may increase. As a result, changes in the strategies of our largest customers may reduce our net sales. These strategic changes may include a reduction in the number of brands or variety of products they carry or a shift of shelf space to private label products or increased use of global or centralized procurement initiatives. In addition, our business is based primarily upon individual sales orders placed by customers rather than contracts with a fixed duration. Accordingly, most of our customers could reduce their purchasing levels or cease buying products from us on relatively short notice. While we do have long-term contracts with certain of our customers, even these agreements are subject to termination in certain circumstances. In addition, the degree of profit margin contribution of our significant customers varies. If a significant customer with a more favorable profit margin was to terminate its relationship with us or shift its mix of product purchases to lower-margin products, it would have a disproportionately adverse impact on our results of operations.

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

We are subject to volatility in the price and availability of natural gas, as well as other sources of energy. Such volatility could be intensified by geopolitical tensions, including war and terrorism, as well as other disruptions and market reactions to such events. During the fiscal year ended July 31, 2023, we purchased several forward fuel contracts to cover a portion of our fuel needs in Georgia and California and from time to time, we may use additional forward purchase contracts or financial instruments to moderate the volatility of a portion of our energy costs. The success or failure of any such transactions depends on a number of factors, including our ability to anticipate and manage volatility in energy prices, the general demand for fuel by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world.

The prices of other commodities such as paper, plastic resins, synthetic rubber, lumber, and steel significantly influence the costs of packaging, replacement parts and equipment we use in the manufacture of our products and the maintenance of our facilities. Prices of other non-commodity materials purchased also influence our costs of goods sold.

Increasingly competitive labor markets, changes in the availability of our workers, and labor shortages in our supply chain, could result in increased costs, such as increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our facilities and overall business.

Fluctuations in the availability of transportation options within the United States and internationally, including trucking and ocean freight, could increase costs. These could be exacerbated by volatile oil and gas markets as well as other global factors which could impact both the availability and cost of transportation. Additionally, issues in transportation could result in delayed customer shipments and increased customer deductions for late shipments, ultimately impacting our profitability.

To the extent that we experience increased costs in any of these areas, we may increase our prices, pass the increases along to customers, or otherwise take actions to offset the impact. However, competitive pressures and other factors may also limit our ability to quickly raise prices in response to increased costs. Accordingly, we may not be able to timely offset increased costs fully or at all, and there can be no assurances that increasing prices will fully mitigate the impact of these increases, which could adversely impact our results.

Our business could be negatively affected by supply, capacity, labor, information technology, logistics and other disruptions or the costs incurred to avoid these disruptions.

Supply, capacity, information technology and logistics disruptions (which may be caused by a variety of factors, including public health crises such as outbreaks of diseases or illnesses, weather conditions, governmental controls, tariffs, national emergencies, natural or man-made disasters, other force majeure events, abrupt political change or other political, civil or social unrest or instability, mass or other physical violence (or threats thereof), including terrorist activity and armed conflict, or other similar events) or our failure to mitigate such disruptions could adversely affect our ability to manufacture, package or transport our products or require additional resources to maintain or restore our supply chain. Some of our products require raw materials and/or packaging that are provided by a limited number of suppliers or are demanded by other industries or are simply not available at times. Problems or delays experienced by these suppliers as a result of labor shortages or other events could lead to shortages in our production capacity, which could impact our ability to meet customer demand. In addition, as we grow or experience increased customer demand, our existing suppliers may not be able to meet our increasing demand, and we may need to find additional suppliers. We may not be able to secure suppliers who provide materials at, or services to, the specification, quantity and quality levels that we demand (or at all) or be able to negotiate acceptable fees and terms of services with any such suppliers. Additionally, such disruptions have resulted in challenges in addressing our backlogs and further backlog could develop in the event of continued disruptions. Disruptions arising from the foregoing or other events could adversely impact our results.

Further, some of our products are manufactured on equipment at or near its capacity thus limiting our ability to sell additional volumes of such products until more capacity is obtained. As with all manufacturing facilities, equipment and infrastructure age and become subject to increasing maintenance and repair costs which may be significant. We have experienced increased costs and shortages in repair parts. Our ability to procure components to repair equipment essential for our manufacturing processes could be negatively impacted by various restrictions or disruptions in supply chains. See “Increases in energy, commodity, transportation, labor and other costs would increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices and surcharges” for additional risks related to increased transportation costs and logistics disruptions.

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

Additionally, we are impacted by the clay quality in our mines. Although we use drilling and surveying to assess the expected composition of our clay, we cannot always predict with certainty the clay quality. Poor quality or unexpected differences in our clay composition could increase our processing costs, reduce production, or impact product performance.

We may not be successful in acquiring adequate additional reserves in the future.

We have an ongoing program of exploration for additional reserves on existing properties as well as through the potential acquisition of new owned or leased properties; however, there can be no assurance that our attempts to acquire additional reserves in the future will be successful. Our ability to acquire additional reserves in the future could be limited by competition by others to be used either for mining or other uses, the lack of suitable properties that can be acquired on terms acceptable to us or restrictions under our existing or future debt facilities. We may not be able to negotiate new leases or obtain mining contracts for properties containing additional reserves or renew our leasehold interests in properties on which operations are not commenced during the term of the lease. Also, requirements for environmental compliance may restrict exploration or use of lands that might otherwise be utilized as a source of reserves.

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

The expense, liabilities and requirements associated with environmental, health and safety laws and regulations are costly and time-consuming and may delay commencement or continuation of exploration, mining or manufacturing operations. We have incurred, and will continue to incur, significant capital and operating expenditures and other costs, along with management focus and efforts, in complying with environmental, health and safety laws and regulations. In recent years, there has been an increase in regulation and enforcement of environmental, health and safety matters, a trend that we expect will continue. Substantial penalties and other costs may be imposed if we violate certain of these laws and regulations even if the violation was inadvertent or unintentional. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and administrative, civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup and site restoration costs, site modification (such as the modification to address capacity issues at our sole landfill located in Ochlocknee, Georgia), and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting our operations or otherwise requiring a change to our operations. Under the “joint and several” liability principle of certain environmental laws, we may be held liable for all remediation costs at a particular site and the amount of that liability could be material. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our existing reserves or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. Furthermore, our reputation could be adversely impacted by the failure (or perceived failure) to maintain high environmental, health and safety practices for operations or negative perceptions of these practices in our industry or for our operations or products. There can be no assurance that future events, including changes in any environmental requirements and the costs associated with complying with such requirements, will not have a material adverse effect on us.

Government regulation imposes significant costs on us, and future regulatory changes (or related customer responses to regulatory changes) could increase those costs or limit our ability to produce and sell our products.

In addition to the regulatory matters described above, our operations are subject to various federal, state, local and foreign laws and regulations relating to the mining, manufacture, packaging, labeling, content, storage, distribution and advertising of our products and the conduct of our business operations. For example, in the United States, some of our products, product claims, labeling and advertising are regulated by the Food and Drug Administration, the Consumer Product Safety Commission, the OSHA, the MSHA, the EPA and the Federal Trade Commission. Most states have agencies that regulate in parallel to these federal agencies. In addition, our international sales and operations are subject to regulation in each of the foreign jurisdictions in which we manufacture, distribute or sell our products. There is increasing federal and state regulation with respect to the content, labeling, use, and disposal after use of various products we sell. Throughout the world, but particularly in the United States and Europe, there is also increasing government scrutiny and regulation of the food chain and products entering or affecting the food chain.

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

Unstable economic, political, regulatory and other conditions could adversely affect demand for our products or disrupt our operations in the United States and in international markets. The international nature of our operations subjects the Company to numerous risks, including political, civil and/or instability (including acts of terrorism, civil or social unrest, labor unrest, violence in connection with political or social events, and outbreaks of war and pandemics or other disease outbreaks). Both international and domestic operations are also subject to regulatory requirements and issues, including with respect to environmental matters. Any of these matters could result in sudden, and potentially prolonged, changes in domestic and international demand for our products. Further, ongoing developments in U.S. politics and government have introduced greater uncertainty with respect to tax policies, trade relations, tariffs and government regulations affecting trade between the U.S. and other countries. For instance domestic sales may be impacted by changes in government issued incentives, such as tax rebates and credits, for renewable diesel producers. In addition to considerations around U.S. politics and government, geopolitical concerns may also impact our business; for instance, international conflicts could increase the cost of raw and packaging materials and commodities (including the prices of oil and natural gas), supply chain and logistics challenges and foreign currency volatility, and it is not possible to predict the broader or longer-term consequences of such conflicts. These developments, as well as the risks outlined above, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

We review goodwill, long-lived assets, including property, plant and equipment and identifiable amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. Factors which may cause an impairment of long-lived assets include lower share trading prices and the adverse impact of rising costs and additional expenses to mitigate supply chain disruptions, among other factors. In fiscal year 2022, we recorded a $5.6 million loss of goodwill related to the impairment of goodwill at our Retail and Wholesale Products Group reporting unit. We assess all existing goodwill at least annually for impairment on a reporting unit basis. The techniques used in our qualitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although we believe these estimates and assumptions are reasonable and reflect market conditions forecasted at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.

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

Our Board of Directors has previously authorized a share repurchase program. Under these authorizations, the Company has authority to repurchase both shares of our Common Stock and our Class B Stock. The Company has undertaken repurchases of Common Stock on the open market (including pursuant to a 10b5-1 plan) and is also authorized to undertake repurchases in private, negotiated transactions. The Company has no obligations to repurchase any specific dollar amount or to acquire any specific number of shares. The timing, number and manner of share repurchases is determined by management and may depend upon a number of factors, including the trading price, market conditions, and the Company’s liquidity needs and management of its spending. Further, the Company’s share repurchases may be limited, suspended or discontinued at any time without prior notice (subject to the terms and conditions of the repurchase plan(s) in place at such time). The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock or otherwise affect stock price and/or volatility. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to otherwise deploy such cash. There can be no assurance that these share repurchases will enhance shareholder value.

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

We are a “controlled company” under the New York Stock Exchange Corporate Governance Standards. As a controlled company, we may from time to time rely on exemptions from certain NYSE corporate governance requirements that otherwise would be applicable, including the requirements:

•that a majority of the board of directors consists of independent directors;
•that we have a nominating and governance committee comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•that we have a compensation committee comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

The market price of our Common Stock could fluctuate substantially in the future in response to a number of factors, including the following:

•fluctuations in our quarterly operating results or the operating results of our competitors;
•changes in general conditions in the economy, the financial markets, or the industries in which we operate;
•announcements of significant acquisitions, strategic alliances or joint ventures by us, our customers, suppliers or competitors;
•sales of our Common Stock by the Company, our officers or directors or unaffiliated third party investors;
•introduction of new products or services;
•increases in the price of energy sources and other raw materials; and
•other developments affecting us, our industries, customers or competitors.

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

We rely on information technology systems to process, transmit, store, and protect electronic information. For example, a significant portion of the communications between the Company's personnel, customers, suppliers and vendors depends on information technology and we rely on access to such information systems for our operations. Additionally, we rely on third-party service vendors to execute certain business processes and maintain certain information technology systems and infrastructure. We cannot guarantee that the security measures in place will prevent disruptions, failures, computer viruses or other malicious codes, malware or ransomware incidents, unauthorized access attempts, theft of intellectual property, trade secrets, or other corporate assets, denial of service attacks, phishing, hacking by common hackers, criminal groups or nation-state organizations or social activist (“hacktivist”) organizations, and other cyber-attacks or other privacy or security breaches in the information technology, phone systems or other systems (whether due to third-party action, bugs or vulnerabilities, physical break-ins, employee error, malfeasance or otherwise) of the Company, our customers or third parties, which could adversely affect our communications and business operations. Further, events such as natural disasters, fires, power outages, systems failures, telecommunications failures, employee error or malfeasance or other catastrophic events could similarly cause interruptions, disruptions or shutdowns, or exacerbate the risk of the failures described above. These risks may be increased as more employees work from home. We may not have the resources or technical sophistication to anticipate, prevent or detect rapidly-evolving types of cyber-attacks and other security risks. Attacks may be targeted at us, our customers, suppliers or vendors, or others who have entrusted us with information. To date, the Company has not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume, persistence and sophistication of the attacks, there is the potential for the Company to be adversely impacted. Because such techniques change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient control measures to defend against these techniques. Once a security incident is identified, we may be unable to remediate or otherwise respond to such an incident in a timely manner. While the Company has policies and procedures in place, including system monitoring and data back-up processes to prevent or mitigate the effects of these potential disruptions or breaches, security breaches and other disruptions to information technology systems could interfere with our operations. Any failure to maintain, or disruption to, our information technology systems, whether as a result of cybersecurity attacks or otherwise, could damage our brands or reputation, subject the Company to legal claims and proceedings or remedial actions, create risks of violations of data privacy laws and regulations, and cause us to incur substantial additional costs. There can be no assurance that existing or emerging threats will not have an adverse impact on our systems or communications networks and, further, technological enhancements to prevent business interruptions could require increased spending. Furthermore, security breaches pose a risk to confidential data and intellectual property, which could result in damage to our competitiveness, brands and reputation. There can be no assurance that the costs, potential monetary damages, and operational consequences of responding to cyber incidents and implementing remediation measures would be covered by any insurance that we may carry from time to time. We cannot predict the degree of any impact that increased monitoring, assessing, or reporting of cybersecurity matters would have on operations, financial conditions and results.

Additionally, in connection with our global operations, we, from time to time, transmit data across national borders to conduct our business and, consequently, are subject to a variety of laws and regulations regarding privacy, data protection, and data security, including those related to the collection, processing, storage, handling, use, disclosure, transfer, and security of personal data, including the European Union General Data Protection Regulation, Canadian Personal Information Protection and Electronic Documents Act, Quebec Private Sector Act, Personal Information Protection Law in China and similar regulations in states within the United States and in countries around the world. Our efforts to comply with privacy and data protection laws may impose significant costs and challenges that are likely to increase over time.

Our enterprise resource planning system (“ERP”) is designed to accurately maintain our books and records and provide information important to the operation of our business. Any potential disruptions with the ERP system could affect our ability to process orders, ship product and send invoices. These difficulties could, in turn, negatively impact our financial results including sales, earnings and cash flow. Further development and maintenance of the ERP system will continue to require investment of human and financial resources, which may cause increased costs and other difficulties. In addition, from time to time, we may implement new technology systems or replace and/or upgrade our current information technology systems. These upgrades or replacements may not improve our productivity to the levels anticipated and may subject us to inherent costs and risks associated with implementing, replacing, and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into other existing systems.

Technology failures or cyber security breaches or other unauthorized access to information technology systems of our customers, suppliers or vendors could have an adverse effect on the Company's business and operations.

We rely on direct electronic interfaces with some of our key customers, suppliers and vendors. Cyber security breaches or technology failures at our customers could result in changes to timing and volume of orders. Additionally cyber security breaches or technology failures at our suppliers or vendors could impact the timing or availability of key materials that could negatively impact our ability to deliver products. We work closely with our key customers, suppliers and vendors to manage and mitigate the impact of any known threats once identified.

Our business could be adversely affected by a widespread threat to public health.

Public health crises may create significant uncertainty on our business and could negatively affect our costs, customer orders, and collection of accounts receivable, which may be material. In addition, a public health crisis could result in the deterioration of worldwide economic conditions and impact the proper functioning of financial and capital markets, foreign currency exchange rates, and commodity and energy prices, as well as demand for our products.

In response to widespread public health threats, such as pandemics, countries and local governments may again implement quarantine or similar orders that restrict workforce and/or require closures of “non-essential” businesses along with restrictions on travel. Such restrictions could create significant volatility, uncertainty, and economic disruption to our business. There can be no assurances that we will not have to close facilities or experience other disruption in the future due to concerns over the health and well-being of our employees, or as a result of government directives. While historically widespread threats to public health had limited disruption and impact to our third party business partners, suppliers, service providers, and customers, no assurances can be made that future threats to public health will not have a more significant impact on our operations or results.

We are subject to various legal and regulatory proceedings, including litigation in the ordinary course of business, which may adversely impact our business, financial condition and results of operations.

In the ordinary course of business, we are subject to various legal and regulatory proceedings, which may include but are not limited to those involving antitrust, tax, trade, environmental, intellectual property, data privacy and other matters, including general commercial litigation. Such claims and litigation are frequently expensive and time consuming (and could divert management’s attention and resources) to resolve and may result in substantial liability to us, which liability and related costs and expenses may not be recoverable through insurance or any other forms of reimbursement and could also result in higher insurance costs. Additionally, the outcome of legal and regulatory proceedings may differ from our expectations because the outcomes of these proceedings are often difficult to predict reliably. Various factors and developments can lead to changes in our estimates of liabilities. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on our results of operations in any particular period.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting and obtain an opinion from our independent registered public accounting firm on our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2023 and we obtained from our independent registered public accounting firm an unqualified opinion on our internal control over financial reporting; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes- Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

Failure to maintain a level of corporate social responsibility could damage our reputation and could adversely affect our business, financial condition or results of operations.

In light of evolving expectations around corporate social responsibility, our reputation or brand could be adversely impacted by a failure (or perceived failure) to maintain a level of corporate responsibility. In today’s environment, an allegation or perception regarding quality, safety, or corporate social responsibility can negatively impact our reputation. This may include, without limitation: failure to maintain certain ethical, social and environmental practices for our operations and activities, or failure to require our suppliers or other third parties to do so; our environmental impact, including our mining operations and their impact on the environment; the practices of our employees, agents, customers, suppliers, or other third parties (including others in our industry) with respect to any of the foregoing, actual or perceived; the failure to be perceived as appropriately addressing matters of social responsibility; consumer perception of statements made by us, our employees and executives, agents, customers, suppliers, or other third parties (including others in our industry); or our responses to any of the foregoing. Further, we may be subject to rulemaking regarding corporate social responsibility and/or disclosure, as public awareness and focus on social and environmental issues has led to legislative and regulatory efforts to impose increase regulations and require further disclosure. As a result, we may become subject to new or more stringent regulations, legislation or other governmental requirements, customer requirements or industry standards and/or an increased demand to meet voluntary criteria related to such matters. Increased regulations, customer requirements or industry standards including around climate change concerns, could subject us to additional costs and restrictions and require us to make certain changes to our manufacturing practices and/or product designs, which could negatively impact our business, results of operations, financial condition and competitive position.

Our business could be adversely affected by labor disputes and an inability to renew collective bargaining agreements at acceptable terms.

A portion of our teammates in the U.S. and Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We may experience labor disputes in the future, including protests and strikes, which could disrupt our business operations, increase wage rates and other costs of labor and have an adverse effect on our business and results of operation. We may also be unable to renegotiate collective bargaining agreements at acceptable terms or we may be unable to maintain a satisfactory working relationship with our employees in the future. We may also be adversely affected by strikes and other labor disputes by the employees of our suppliers, customers, and other parties.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

CLAY RESOURCES AND RESERVES

In 2018, the SEC adopted new rules updating the disclosure requirements for companies with mining operations. The new mining disclosure rules rescind Industry Guide 7 and codify the SEC’s mining property disclosure requirements in new subpart 1300 of Regulation S-K. These rules became applicable to our disclosures on August 1, 2021. Regulation S-K 1300 requires the disclosure of mineral resources. However, we have no mineral resource estimates as all mineral accumulations of economic interest and with reasonable prospects for eventual economic extraction are either currently on production or subject to an economically viable future development plan and are classified as mineral reserves.

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

The following provides an overview of our mining properties, operations, and reserves. Our real property holdings and tons produced for each of the three fiscal years ended July 31, are as follows:

	Real Property Holdings				Tons Produced
	Land Owned	Land Leased	Land Unpatented Claims	Total	2023	2022	2021
	(acres)				(thousands of tons)
California	795	—	1,030	1,825	57	61	65
Georgia	3,851	1,593	—	5,444	405	418	383
Illinois	105	508	—	613	54	55	50
Mississippi	2,219	1,238	—	3,457	291	298	283
Nevada	535	—	—	535	—	—	—
Tennessee	178	—	—	178	—	—	—
	7,683	3,339	1,030	12,052	807	832	781

With the exception of our research and development center in Illinois, all properties contain clay mineral reserves or are used in the processing of our clay. We mine sorbent minerals primarily consisting of calcium bentonite, attapulgite and diatomaceous shale which we refer to in the aggregate as “clay,” “minerals,” or “Fuller’s Earth.” We use certified professional geologists and mineral specialists who prepared the estimated reserves of these minerals in the table above. See also Item 1 “Business” above for further information about our reserves. Apart from certain mines in Georgia and Illinois, all mines in Mississippi, Georgia, California and Illinois are currently in active production and collectively produced approximately 807 thousand and 832 thousand tons of finished product in fiscal years 2023, and 2022, respectively. Certain of our mines in Georgia are currently in development. Parcels of such land are also sites of manufacturing facilities operated by us. In addition, we own approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing, packaging and distribution facility for our Canadian subsidiary. While we have reserves in Nevada and Tennessee, we are not actively mining these properties.

MINING PROPERTIES

Our mining operations are conducted on both owned and leased land. The Georgia, Illinois and Mississippi mining leases generally require that we pay a minimum monthly rent to continue the lease term. The rental payments are typically applied against a stated royalty related to the number of unprocessed, or in some cases processed, tons of minerals extracted from the leased property. Many of our mining leases have no stated expiration dates. Some of our leases, however, do have expiration dates ranging from 2026 to 2122. We would not experience a material adverse effect from the expiration or termination of any of these leases. We have a variety of access arrangements, some of which are styled as leases, for manufacturing at facilities that are not contiguous with the related mines. We would not experience a material adverse effect from the expiration or termination of any of these arrangements.

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

We operate a number of mines concentrated near our production facilities in California, Georgia, Illinois and Mississippi, although we have proven reserves in other states. Based upon the quantitative and qualitative factors applicable, we do not consider any of our mines to be individually material to our business or financial condition. As a result, we are only required to disclose summary information related to our mineral reserves. Our mineral reserves as of July 31, 2023, have been prepared and certified by Fred Heivilin, our Qualified Person (QP) who is contracted by us as a consultant and who is a certified professional geologist. Our summary of proven and probable reserves as of July 31, 2023, is as follows:

	Mineral Reserves
	Estimated Proven Reserves	Estimated Probable Reserves	Total
	(thousands of tons)
California	3,361	11,226	14,587
Georgia	25,700	21,406	47,106
Illinois	2,277	1,596	3,873
Mississippi	34,432	98,324	132,756
Nevada	23,316	2,976	26,292
Tennessee	3,000	3,000	6,000
	92,086	138,528	230,614

Based on our rate of consumption during fiscal year 2023, and without regard to any of our reserves in Nevada and Tennessee, where we do not actively mine, we consider our proven and probable reserves adequate to supply our needs for over 40 years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, are reflected at cost on our balance sheet.

It is our policy to attempt to maintain a minimum of forty years of proven and probable reserves of each type of clay at each location. We have an ongoing program of exploration for additional reserves but we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During fiscal year 2023, we utilized these reserves to produce substantially all of the sorbent products that we sold.

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

We have internal controls for reviewing and documenting the information supporting the mineral reserve estimates and ensuring the validity of the estimates. Information that is utilized to compile mineral reserves is prepared and certified by our QP and is subject to internal review. Refer to Item 1A “Risk Factors” for discussion of risks associated with our estimates of mineral reserves.

MINING AND MANUFACTURING METHODS

Mining and Hauling

We mine clay in open-pit mines in Georgia, Mississippi, Illinois and California. The mining and hauling operations are similar throughout the Oil-Dri locations, with the exception of California. The land to be mined is first stripped. The stripping process involves removing the overburden and preparing the site to allow the excavators to reach the desired clay. When stripping is completed, the excavators dig out and load the clay onto dump trucks. The trucks haul the clay directly to our processing plants where it is dumped in a clay yard and segregated by clay type if necessary. Generally, the mine sites are in close proximity to the processing plants; however, the maximum distance the clay is currently hauled to a plant is approximately 11 miles.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol ODC. There is no established trading market for our Class B Stock. There are no shares of Class A Common Stock currently outstanding. See Exhibit 4.1 to this Annual Report on Form 10-K for a description of our Common Stock, Class B Stock and Class A Common Stock. The number of holders of record of Common Stock and Class B Stock on September 30, 2023 were 719 and 24, respectively, as reported by our transfer agent. In the last three years, we have not sold any securities which were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Issuer Repurchase of Equity Securities

    During the three months ended July 31, 2023, we did not sell any securities which were not registered under the Securities Act. The following chart summarizes our Common Stock purchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES [1,2]
	(a)	(b)	(c)	(d)
For the Three Months Ended July 31, 2023	Total Number of Shares Purchased[3]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[4]
May, 1 2023 to May 31, 2023	258	$40.34	—	428,775
June 1, 2023 to June 30, 2023	17,044	$49.43	16,531	411,731
July 1, 2023 to July 31, 2023	260	$59.14	—	411,471

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. Our Board of Directors authorized the repurchase of 300,000 shares of Class B Stock on March 21, 2018, however there have been no repurchases of Class B Stock for the three months ended July 31, 2023, and the authorized Class B Stock is not included in the table above. No shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 of this Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

2 The figures in the table reflect transactions according to the settlement dates. For purposes of our consolidated financial statements included in this Form 10-K, the impact of these repurchases is recorded according to the settlement dates.

3 1,031 shares of Common Stock were surrendered by employees to pay taxes related to restricted stock awards.

4 Our Board of Directors authorized the repurchase of 250,000 shares on June 14, 2012 and an additional 750,000 shares on March 11, 2019. These authorizations do not have a stated expiration date. The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under these authorizations. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management.

ITEM 6 – [RESERVED]

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

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals, primarily consisting of calcium bentonite, attapulgite and diatomaceous shale. Our principal products include agricultural and horticultural chemical carriers, animal health and nutrition products, cat litter, fluids purification and filtration bleaching clays, industrial and automotive floor absorbents, and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and other customers who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: the Retail and Wholesale Products Group and the Business to Business Products Group. Each operating segment is discussed individually below. Additional detailed descriptions of the operating segments are included in Item 1 “Business” above.

RESULTS OF OPERATIONS

OVERVIEW
Oil-Dri experienced a record breaking year with consolidated net sales and net income reaching an all-time high. Record revenues were achieved across all areas of our business. Within the Retail & Wholesale Products Group, pricing actions to improve profitability drove the majority of the sales increase. Within the Business to Business Products Group, revenue growth was driven by higher prices coupled with increased volumes. Consolidated income from operations in fiscal year 2023 increased $36.2 million when compared to fiscal year 2022 .

Despite increasing expenses and significant one off events recognized during the current fiscal year, consolidated net income for fiscal year 2023 was $29.6 million, or $4.13 per diluted common share, a 421% increase compared to $5.7 million, or $0.81 per diluted common share in fiscal year 2022. One-time events included a $2.5 million reserve for anticipated modification costs that we expect to incur to address the capacity issues at our sole landfill located in Ochlocknee, Georgia, as well as a charge of $4.7 million in connection with the termination of the Company's pension plan. Refer to Notes 8 and 11 of the Consolidated Financial Statements for additional details.

Our Consolidated Balance Sheets as of July 31, 2023, and our Consolidated Statements of Cash Flows for the fiscal year 2023 show an increase in total cash and cash equivalents from fiscal year-end 2022. The increase is driven mostly by improved net income and increases in accrued expenses and payables, offset by capital expenditures, increases in accounts receivable and inventories, payment of dividends and stock repurchases. Refer to the "Liquidity and Capital Resources" section below.

RESULTS OF OPERATIONS
FISCAL YEAR 2023 COMPARED TO FISCAL YEAR 2022

CONSOLIDATED RESULTS

Consolidated net sales in fiscal year 2023 reached an all-time high of $413.0 million, an 18% increase from net sales of $348.6 million in fiscal year 2022. Net sales increased for both our Retail and Wholesale and Business to Business Products Groups, primarily due to price increases implemented across both product groups and to a lesser extent due to volume growth in our Business to Business Products Group.

During fiscal year 2023, we increased personnel, expanded production shifts, optimized equipment, and utilized alternative modes of transportation in order to reduce the backlog. We successfully decreased the backlog by 45% from July 31, 2022, and are back to historical levels. We will continue to implement strategies to further reduce labor, manufacturing and freight constraints in order to meet the increase in customer demand.

Consolidated gross profit in fiscal year 2023 was $103.2 million, an increase of $40.7 million, or 65%, from gross profit of $62.5 million in the prior fiscal year. Our gross margin (defined as gross profit as a percentage of net sales) in fiscal year 2023 increased to 25% from 18% in fiscal year 2022. Our domestic cost of goods sold per ton increased 11%, driven primarily by per ton increases in non-fuel manufacturing and freight, offset by lower per ton packaging costs, while per ton natural gas costs remained flat from prior year. Non-fuel manufacturing costs per ton increased 15% during fiscal year 2023 compared to fiscal year 2022, mainly due to higher per ton costs of labor, repairs, and replacement of assets as we continue to reinvest in our facilities. Domestic freight costs per ton increased approximately 4% in fiscal year 2023 compared to fiscal year 2022. This excludes the impact of a significant customer in our cat litter business that altered shipping terms in January 2023 from collect to delivered which further increased our overall freight cost. Ocean freight costs have also contributed to the increase due to a combination of export fees and the mix of products and geographic locations of our customers throughout the year. Despite fluctuations throughout the year, natural gas remained relatively flat for fiscal year 2023 compared to fiscal year 2022 due to natural gas prices. Packaging costs per ton decreased by approximately 6% in fiscal year 2023 compared to fiscal year 2022 due to lower commodity costs, particularly as it relates to resin and pallet costs. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices.

Total selling, general and administrative expenses ("SG&A") were 19% higher in fiscal year 2023 compared to fiscal year 2022. Unallocated corporate expenses increased by $5.9 million, or 23%, driven by higher bonus accrual due to improved results compared to the Company’s performance target under the annual incentive plan, and outside consulting services, offset by a reduction in research and development expenses now allocated to the operating segments. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments.

Total other expenses, net were $6.4 million for fiscal year 2023 compared to other income, net of $0.9 million in fiscal year 2022. This was mostly due to the $4.7 million loss on pension termination and the $2.5 million reserve recorded for anticipated landfill capacity modification costs, offset by other miscellaneous and interest income.

Tax expense for fiscal year 2023 was $5.2 million with an effective tax rate of 15.0% compared to $0.1 million with an effective tax rate of 1.7% in fiscal year 2022. The increase in tax expense was driven by higher taxable income. See Note 5 of the Notes to the Consolidated Financial Statements for additional information about our income taxes.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for fiscal year 2023 were $142.4 million, an increase of $29.0 million, or 26%, from net sales of $113.4 million in fiscal year 2022. Net sales increased in all product categories - fluids purification products; agricultural and horticultural products; and animal health products. This growth was primarily driven by price increases and to a lesser extent higher demand. Net sales of fluids purification products increased approximately $15.6 million or 25% in fiscal year 2023 compared with the prior year. The increase in net sales was driven by a combination of price increases across all regions and continued demand for our products used in the filtration of edible oil, renewable diesel, and jet fuel. Net sales increased in all regions with most of the increase driven by sales in North America, the region including Europe, Middle East, and Africa ("EMEA") and Latin America when compared to fiscal year 2022. Net sales of our agricultural and horticultural chemical carrier products increased approximately $9.9 million, or 32%, for fiscal year 2023 compared to fiscal year 2022. This is a result of strategic pricing actions implemented throughout the year to offset growing costs and continued strong demand from several large customers. Net sales of our animal health and nutrition products increased $3.6 million, or 17%, during fiscal year 2023 compared to the fiscal year 2022. We saw growth in net sales in all regions except our subsidiaries in China and Indonesia, with the greatest impact coming from North America and Latin America regions. North American sales rose due to a new product line, increased distribution to new and existing customers and a strategic focus on that market. Latin American sales were boosted by the European Union's ("EU") regulations requiring antibiotic-free foreign protein imports, as a large percentage of meat is exported from Latin America to the EU. Asia (excluding China) year-to-date net sales increased due to price. See “Foreign Operations” below for a discussion of net sales for our foreign operations that sell our animal health and nutrition products.

SG&A expenses for the Business to Business Products Group increased approximately $0.7 million, or 5% for fiscal year 2023 compared to the prior fiscal year. The majority of the increase relates to microbiology lab expenses that are now allocated to the animal health business (a change from when existing costs were previously included in unallocated corporate expenses) and an increase in compensation related expenses.

The Business to Business Products Group’s operating income for fiscal year 2023 was $36.6 million, an increase of $12.2 million, or 50%, from operating income of $24.3 million for fiscal year 2022. The increase in operating income was mostly driven by higher net sales across all business within this segment as discussed above.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for fiscal year 2023 were $270.6 million, an increase of $35.4 million, or 15%, from net sales of $235.2 million in fiscal year 2022 driven by increases of our cat litter and industrial & sports products. Total cat litter net sales increased $30.1 million, or 15%, compared to the prior fiscal year driven mostly by increased pricing. Domestic cat litter net sales were $196.4 million, an increase of $27.1 million from fiscal year 2022 due primarily to increased prices. This was supplemented by increases in organic volume growth of our branded and private label lightweight scoop and private label coarse litter which was offset by a decrease in both volume and net sales of private label heavy weight litter. Net sales of co-packaged products increased by approximately $0.9 million compared to fiscal year 2022. This increase was driven by pricing offset by a reduction in volume as our customer discontinued export sales to one of their foreign markets and softer domestic sales volumes. Net sales of cat litter by our subsidiary in Canada increased period over period, as discussed in "Foreign Operations" below. Net sales of our global industrial and sports products increased by approximately $5.4 million, or 14%, compared to fiscal year 2022, primarily driven by price increases implemented to rebuild margins.

    SG&A expenses for the Retail and Wholesale Products Group were $3.4 million, or 26%, higher during fiscal year 2023 compared to fiscal year 2022 due primarily to higher advertising costs which ramped up in the fourth quarter. We expect advertising spend in fiscal year 2024 to be higher than fiscal year 2023 and spread more evenly throughout the year than fiscal year 2023.

The Retail and Wholesale Products Group’s segment operating income for fiscal year 2023 was $36.1 million, an increase of $29.9 million or 478%, from operating income of $6.3 million in fiscal year 2022. This was driven primarily by the increase in gross margins due to price increases partially offset by higher cost of goods sold, and the goodwill impairment recognized in the third quarter of fiscal year 2022.

FOREIGN SUBSIDIARIES
Foreign operations include our subsidiary in Canada, which is included in the Retail and Wholesale Products Group, and our subsidiaries in the United Kingdom, China, Mexico and Indonesia, which are included in the Business to Business Products Group. Net sales by our foreign subsidiaries during fiscal year 2023 were $22.1 million, an increase of $2.2 million, or 11%, from net sales of $19.9 million during fiscal year 2022. All of our foreign operations, with the exception of our subsidiaries in China and Indonesia, experienced an increase in net sales during fiscal year 2023 compared to fiscal year 2022. Total net sales of our subsidiary in Canada during fiscal year 2023 increased by $2.1 million, or 18%, compared to fiscal year 2022 driven by increased private label cat litter net sales. The increase in cat litter sales was driven by a combination of price increases instituted in response to rising costs and volume growth. Industrial sales in Canada remained flat year over year. Net sales of our subsidiary in the United Kingdom in fiscal year 2023 increased by $0.3 million, or 14%, compared to net sales in fiscal year 2022. The increase is driven primarily by price increases which offset the impact of softer sale volumes. Net sales of our subsidiary in Mexico increased during fiscal year 2023 compared to fiscal year 2022 by $0.5 million, or 24%, due to growing demand for our animal health products. Net sales of our subsidiary in China decreased $0.6 million, or 19%, during fiscal year 2023 compared to fiscal year 2022 primarily due to the process of transitioning the sale of our products to a master distributor. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales in fiscal years 2023 and 6% in fiscal year 2022.

For fiscal year 2023, our foreign subsidiaries reported a net income of $1.1 million, compared to a net loss of $0.8 million in fiscal year 2022. The net income in fiscal year 2023 was driven by price and volume increases in Canada, UK, and Mexico and the reduction of cost of goods sold in China and Indonesia.

Identifiable assets of our foreign subsidiaries as of July 31, 2023, were $14.6 million compared to $13.0 million as of July 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our principal short and long-term capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; spending on marketing and advertising costs; investing in infrastructure; repurchasing stock; paying dividends; and, from time to time, business acquisitions. During fiscal year 2023, we principally funded these short and long-term capital requirements using cash from current operations.

Cash and cash equivalents totaled $31.8 million and $16.3 million as of July 31, 2023 and 2022, respectively.

    We currently anticipate cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements. In addition, we are actively monitoring the timing and collection of our accounts receivable. Given the current inflationary environment and impacts of supply chain disruption on our business, we continuously assess our liquidity needs and to actively manage our spending.

The following table sets forth certain elements of our Consolidated Statements of Cash Flows for the fiscal year (in thousands):

	2023	2022
Net cash provided by operating activities	$49,764	$9,017
Net cash used in investing activities	(24,567)	(21,989)
Net cash (used in) provided by financing activities	(9,518)	4,703
Effect of exchange rate changes on cash and cash equivalents	(223)	(24)
Net (decrease) increase in cash and cash equivalents	$15,456	$(8,293)

Net cash provided by operating activities

    In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for fiscal years 2023 and 2022 were as follows:

Accounts receivables, less allowance for doubtful accounts and cash discounts, were $7.9 million higher at fiscal year-end 2023 compared to fiscal year-end 2022. The increase is primarily due to the increase in net sales compared to the prior period. In addition, variation in accounts receivable balances reflects differences in the level and timing of collections as well as the payment terms provided to various customers.

Inventories were $2.2 million higher at fiscal year-end 2023 compared to fiscal year-end 2022. The increase is primarily due to rising costs and building inventory levels to meet demand. During fiscal year 2023 we have managed inventory balances primarily focusing on building finished goods inventory offset by decreases in packaging and other through strategic supply chain management. See Note 1 of the Notes to the Consolidated Financial Statements for further information regarding our inventory.

Prepaid expenses were $1.1 million lower at fiscal year-end 2023 compared to fiscal year-end 2022 driven primarily by a reduction in prepaid tax expense.

    Accounts payable were $3.2 million higher at fiscal year-end 2023 compared to fiscal year-end 2022. The increase is due to higher trade payables mainly due to increases in costs of goods and freight as well as fluctuations in timing. Changes in trade accounts payable in all periods are subject to normal fluctuations in the timing of payments, the cost of goods and services we purchased, production volume levels and vendor payment terms.

Accrued expenses were $6.5 million higher at fiscal year-end 2023 compared to fiscal year-end 2022. The increase in accrued expenses during the fiscal year 2023 was driven by the $2.5 million reserve added for the Georgia landfill modification, higher compensation-related expenses, higher advertising expense accruals, and income tax payable.

    Pension and other postretirement liabilities, net of the adjustment recorded in stockholders' equity, were $1.1 million lower at fiscal year-end 2023 compared to fiscal year-end 2022 due primarily to pension income and actuarial revaluation of the pension and postretirement liabilities prior to the termination of the pension. See Note 8 of the Notes to the Consolidated Financial Statements for more information regarding our postretirement benefit plans.

Net cash used in investing activities

Cash used in investing activities was $24.6 million in fiscal year 2023. Cash used in investing activities primarily related to capital expenditures to expand our plant equipment and improve our facilities in order to support increased demand for our products.

Net cash (used in) provided by financing activities

Cash used in financing activities was $9.5 million in fiscal year 2023, which was predominantly used for dividend payments, stock repurchases and debt repayments.

Other

Total cash and investment balances held by our foreign subsidiaries as of July 31, 2023 and 2022 were $5.2 million and $3.3 million, respectively. See further discussion in the “Foreign Operations” section above.

As of July 31, 2023, we had remaining authority to repurchase 411,471 shares of Common Stock and 273,100 shares of Class B Stock under a repurchase plan approved by our Board of Directors. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management pursuant to the repurchase plan approved by our Board of Directors. In fiscal years 2022 and 2023, we made repurchases of stock as further discussed in Item 5, Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.

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

We continually evaluate our liquidity position and anticipated cash needs, as well as the financing options available to obtain additional cash reserves. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments, and to remain in compliance with all financial covenants under debt agreements, including, but not limited to, the current credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements. As of July 31, 2023 and 2022, we were in compliance with all debt covenants.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities. As of July 31, 2023, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

We recorded valuation allowances of $1.7 million and $1.8 million for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards as of July 31, 2023 and 2022, respectively, because we believe it is unlikely we will realize the benefit of these tax attributes in the future.

In addition to valuation allowances, we may provide for uncertain tax positions when such tax positions do not meet certain recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. We did not record a liability for unrecognized tax benefits at either July 31, 2023 or 2022. See Note 5 of the Notes to the Consolidated Financial Statements for further discussion.

Trade Promotions. We routinely commit to one-time or ongoing trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience of trade spending patterns and that of the industry, current trends and forecasted data. While we believe our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations. We have accrued liabilities at the end of each period for the estimated trade spending programs. We recorded liabilities of approximately $2.3 million and $1.2 million for trade promotions as of July 31, 2023 and 2022, respectively.

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

The discount rate is the rate assumed to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the pension benefits when due. The discount rate is subject to change each year. We refer to an applicable index and the expected duration of the benefit payments to select a discount rate at which we believe the benefits could be effectively settled. The discount rate was the single equivalent rate that would yield the same present value as the plan’s expected cash flows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve used in both fiscal years 2023 and 2022 was the FTSE Pension Discount Curve (formerly called the Citi Pension Discount Curve). Our determination of pension expense or income is based on a market-related valuation of plan assets, which is the fair market value. Our expected rate of return on plan assets is determined based on asset allocations and historical experience. The expected long-term rate of inflation and risk premiums for the various asset categories are based on general historical returns and inflation rates. The target allocation of assets is used to develop a composite rate of return assumption. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

As further described in Note 8 of the Notes to the Consolidated Financial Statements, we terminated the pension plan in fiscal year 2023.

Trade Receivables. We recognize trade receivables when control of finished products are transferred to our customers. We record an allowance for credit losses based on our expectations and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk and analysis of facts and circumstances about specific accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We believe our allowance for doubtful accounts is reasonable; however, the unanticipated default by a customer with a material trade receivable could occur. We also record an estimated allowance for cash discounts offered in our payment terms to some customers. We recorded a total allowance for credit losses and cash discounts of $1.1 million and $0.9 million as of July 31, 2023 and 2022, respectively.

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

     Inventories. We value inventories at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory to determine if a reserve adjustment is necessary, giving consideration to obsolescence, inventory levels, product deterioration and other factors. The review also surveys all of our operating facilities and sales divisions to give consideration to historic and new market trends. The inventory reserve value was $0.8 million as of both July 31, 2023 and 2022.

Reclamation. During the normal course of our mining process we remove overburden and perform on-going reclamation activities. As overburden is removed from a mine site, it is hauled to a previously mined site and used to refill older sites. This process allows us to continuously reclaim older mine sites and dispose of overburden simultaneously, therefore minimizing the costs associated with the reclamation process. On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. As of July 31, 2023 and 2022, we have recorded an estimated net reclamation asset of $2.2 million and $1.8 million, respectively, and a corresponding estimated reclamation liability of $4.5 million as of July 31, 2023 and $3.8 million as of July 31, 2022. These values represent the discounted present value of the estimated future mining reclamation and landfill closure and monitoring costs at the production plants. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge over the estimated useful lives of the mines.

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

Impairment of goodwill, trademarks and other intangible assets. We review carrying values of goodwill, trademarks and other indefinite-lived intangible assets periodically for possible impairment in accordance ASC 350, Intangibles – Goodwill and Other. Our impairment review requires significant judgment with respect to factors such as volume, revenue and expenses. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the third quarter of the fiscal year and may be re-performed during the year when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. No such triggering events or impairment of goodwill was identified in fiscal year 2023 however this could change in the future, as outlined under Item 1A "Risk Factors".

NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

In March 2020, the FASB issued guidance under ASC 848, Reference Rate Reform. This guidance provides optional expedients and exceptions to account for debt, leases, contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The guidance is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. On August 30, 2022, we amended our debt agreements to replace the LIBOR-based reference rate with an adjusted term Secured Overnight Financing Rate (SOFR), ASC 848 will allow us to account for the modification as a continuation of the existing contract without additional analysis.

    A summary of all recently adopted and issued accounting standards is contained in Note 1 of Notes to the Consolidated Financial Statements.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS

	July 31,
	2023	2022
ASSETS	(in thousands)
Current Assets
Cash and cash equivalents	$31,754	$16,298
Accounts receivable, less allowance of $1,087 and $922 in 2023 and 2022, respectively	59,287	51,683
Inventories, net	42,612	40,466
Prepaid expenses and other assets	2,854	3,664
Total Current Assets	136,507	112,111
Property, Plant and Equipment
Buildings and leasehold improvements	40,940	40,294
Machinery and equipment	184,471	165,350
Office furniture and equipment	18,744	17,524
Vehicles	17,663	15,470
Gross depreciable assets	261,818	238,638
Less accumulated depreciation and amortization	(182,999)	(175,374)
Net depreciable assets	78,819	63,264
Construction in progress	15,856	24,496
Land and mineral rights	22,905	20,106
Capital parts, net	3,292	2,570
Total Property, Plant and Equipment, Net	120,872	110,436
Other Assets
Goodwill	3,618	3,618
Trademarks and patents, net of accumulated amortization of $578 and $524 in 2023 and 2022, respectively	1,399	1,445
Customer list, net of accumulated amortization of $7,763 and $7,608 in 2023 and 2022, respectively	22	177
Deferred income taxes	7,201	3,677
Operating lease right-of-use assets	9,386	10,601
Other	7,230	7,546
Total Other Assets	28,856	27,064
Total Assets	$286,235	$249,611

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS
(continued)

	July 31,
	2023	2022
LIABILITIES AND STOCKHOLDERS’ EQUITY	(in thousands)
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	17,101	13,401
Dividends payable	1,927	1,851
Operating lease liabilities	1,872	2,178
Accrued expenses	36,868	30,085
Total Current Liabilities	58,768	48,515
Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $173 and $202 in 2023 and 2022, respectively	30,827	31,798
Deferred compensation	4,512	4,559
Pension and postretirement benefits	1,753	798
Long-term operating lease liabilities	8,810	9,749
Other	4,489	3,843
Total Noncurrent Liabilities	50,391	50,747
Total Liabilities	109,159	99,262

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,750,223 shares in 2023 and 8,686,768 shares in 2022	875	868
Class B Stock, convertible, par value $.10 per share, issued 2,397,056 shares in 2023 and 2,397,056 shares in 2022	240	240
Additional paid-in capital	55,624	52,467
Retained earnings	200,796	178,754
Noncontrolling interest	—	(369)
Accumulated Other Comprehensive Income (Loss)
Pension and postretirement benefits	1,012	(2,242)
Cumulative translation adjustment	(264)	59
Total Accumulated Other Comprehensive Income (Loss)	748	(2,183)
Less treasury stock, at cost (3,658,989 Common and 351,641 Class B shares in 2023 and 3,609,938 Common and 351,641 Class B shares in 2022)	(81,207)	(79,428)
Total Stockholders’ Equity	177,076	150,349

Total Liabilities and Stockholders’ Equity	$286,235	$249,611

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2023	2022
	(in thousands, except for per share data)

Net Sales	$413,021	$348,589
Cost of Goods Sold	(309,794)	(286,074)
Gross Profit	103,227	62,515
Selling, General and Administrative Expenses	(62,187)	(52,050)
Loss on Impairment of Goodwill	—	(5,644)
Income from Operations	41,040	4,821
Other (Expense) Income
Interest income	465	45
Interest expense	(1,464)	(1,228)
Loss on pension termination	(4,652)	—
Foreign exchange gain (loss)	105	(303)
Other, net	(816)	2,374
Total Other (Expense) Income, Net	(6,362)	888
Income Before Income Taxes	34,678	5,709
Income Tax Expense	(5,195)	(97)
Net Income	$29,483	$5,612
Net Loss Attributable to Noncontrolling Interest	(68)	(62)
Net Income Attributable to Oil-Dri	29,551	5,674

Net Income Per Share
Basic Common	$4.45	$0.83
Basic Class B	$3.35	$0.63
Diluted Common	$4.13	$0.81
Diluted Class B	$3.35	$0.62

Average Shares Outstanding
Basic Common	4,825	4,987
Basic Class B	1,959	1,934
Diluted Basic Common	6,784	5,099
Diluted Basic Class B	1,959	1,962

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended July 31,
	2023	2022
	(in thousands)

Net Income Attributable to Oil-Dri	$29,551	$5,674

Other Comprehensive Income (Loss):
Pension and postretirement benefits (net of tax)	3,254	2,186
Cumulative translation adjustment	(323)	(252)
Other Comprehensive Income	2,931	1,934
Comprehensive Income	$32,482	$7,608

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares		(in thousands)
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, July 31, 2021	10,958,367	(3,539,193)	$1,096	$48,271	$180,443	$(66,154)	$(4,117)	$(307)	$159,232
Net income (loss)	—	—	—	—	5,674	—	—	(62)	5,612
Other comprehensive income	—	—	—	—	—	—	1,934	—	1,934
Dividends declared	—	—	—	—	(7,363)	—	—	—	(7,363)
Purchases of treasury stock	—	(379,586)	—	—	—	(11,806)	—	—	(11,806)
Net issuance of stock under long-term incentive plans	125,457	(42,800)	12	1,455	—	(1,468)	—	—	(1)
Amortization of restricted stock	—	—	—	2,741	—	—	—	—	2,741
Balance, July 31, 2022	11,083,824	(3,961,579)	$1,108	$52,467	$178,754	$(79,428)	$(2,183)	$(369)	$150,349
Net income (loss)	—	—	—	—	29,551	—	—	(68)	29,483
Other comprehensive income	—	—	—	—	—	—	2,931	—	2,931
Dividends declared	—	—	—	—	(7,509)	—	—	—	(7,509)
Purchases of treasury stock	—	(25,055)	—	—	—	(1,078)	—	—	(1,078)
Net issuance of stock under long-term incentive plans	63,455	(23,996)	7	695	—	(701)	—	—	1
Amortization of restricted stock	—	—	—	3,147	—	—	—	—	3,147
Contributions from noncontrolling interests	—	—	—	(685)	—	—	—	437	$(248)
Balance, July 31, 2023	11,147,279	(4,010,630)	$1,115	$55,624	$200,796	$(81,207)	$748	$—	$177,076

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended July 31,
	2023	2022
	(in thousands)
Cash Flows from Operating Activities
Net income	$29,483	$5,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,528	13,474
Non-cash stock compensation expense	3,147	2,741
Loss on pension termination	4,652	—
Provision for deferred income taxes	(4,431)	(2,296)
Provision for bad debts and cash discounts	284	(227)
Loss on impairment of goodwill	—	5,644
Loss on impairment of patent applications	61	323
Loss on impairment of Fixed Assets	914	—
Accretion for asset retirement obligation	161	145
Loss on the disposals of property, plant and equipment	130	334
(Increase) decrease in:
Accounts receivable	(7,899)	(10,654)
Inventories	(2,204)	(13,087)
Prepaid expenses	1,082	372
Deferred income taxes	510	715
Other assets	59	1,607
Increase (decrease) in:
Accounts payable	3,241	5,002
Accrued expenses	6,455	4,702
Deferred compensation	(47)	189
Pension and postretirement benefits	(1,085)	(1,938)
Other liabilities	(277)	(3,641)
Total Adjustments	20,281	3,405
Net Cash Provided by Operating Activities	49,764	9,017
Cash Flows from Investing Activities
Capital expenditures	(24,368)	(22,010)
Proceeds from sale of property, plant and equipment	70	21
Acquisition of equity in Agromex	(269)	—
Net Cash Used in Investing Activities	(24,567)	(21,989)
Cash Flows from Financing Activities
Proceeds from issuance of notes payable	—	25,000
Principal payments on notes payable	(1,000)	(1,000)
Payment of debt issuance costs	(7)	(114)
Dividends paid	(7,433)	(7,377)
Purchase of treasury stock	(1,078)	(11,806)
Net Cash (Used in) Provided by Financing Activities	(9,518)	4,703
Effect of exchange rate changes on cash and cash equivalents	(223)	(24)
Net Increase (Decrease) in Cash and Cash Equivalents	15,456	(8,293)
Cash and Cash Equivalents, Beginning of Year	16,298	24,591
Cash and Cash Equivalents, End of Year	$31,754	$16,298

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year-Ended July 31,
	2023	2022
	(in thousands)
Supplemental disclosure:
Other cash flows:
Interest payments, net of amounts capitalized	$1,135	$767
Income tax payments (refunds)	$7,367	$(178)
Noncash investing and financing activities:
Capital expenditures accrued, but not paid	$4,279	$3,558
Cash dividends declared and accrued, but not paid	$1,927	$1,851

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    We are a leader in developing, manufacturing and/or marketing sorbent products. Our sorbent products are principally produced from clay minerals. Our absorbent clay products include cat litter, industrial floor absorbents, agricultural chemical carriers and animal feed additives. Our adsorbent products include bleaching clays, which are used for filtration of edible oils, pre-treatment of renewable diesel, and for purification of petroleum-based oils. We also sell synthetic sorbents, which are used for industrial cleanup.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Oil-Dri Corporation of America and its subsidiaries. All significant intercompany balances and transactions have been eliminated from the Consolidated Financial Statements.

RECLASSIFICATION
    Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These immaterial reclassifications had no effect on the previously reported net income or net cash flows.

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

INVENTORIES

The composition of inventories was as follows as of July 31 (in thousands):

	2023	2022
Finished goods	$21,943	$18,142
Packaging	8,007	9,515
Spare parts, net	$5,981	$4,904
Other	6,681	7,905
Inventories	$42,612	$40,466

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We performed a detailed review of our inventory items to determine if an obsolescence reserve adjustment was necessary. The review surveyed all of our operating facilities and sales groups to ensure that both historical issues and new market trends were considered. The obsolescence reserve not only considered specific items, but also took into consideration the overall value of the inventory as of the balance sheet date. We recorded inventory obsolescence reserves of approximately $0.8 million as of both July 31, 2023 and July 31, 2022, respectively. The other category of inventories includes a variety of items including clay, additives, fragrances and other supplies. Spare parts in inventory is recorded net of a valuation reserve based on aging. The spare parts reserve was $2.9 million as of July 31, 2023, and $2.7 million as of July 31, 2022.

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated to U.S. Dollars at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

INTANGIBLES AND GOODWILL

We amortize most of our intangibles on a straight-line basis over periods ranging from 10 to 20 years. Our customer list intangible asset is amortized at an accelerated amortization rate in the earlier years to reflect the expected pattern of decline in the related benefits over time. Intangible amortization was $0.3 million in fiscal year 2023 and $0.5 million in fiscal year 2022. Some intangible assets were determined to have indefinite lives and are not amortized, specifically one acquired trademark recorded at $0.4 million.

Our estimated intangible amortization expense for the next five fiscal years is as follows (in thousands):

2024	$129
2025	$105
2026	$102
2027	$99
2028	$94

    The remaining weighted average amortization period of our intangibles subject to amortization is as follows (in years):

Weighted Average Amortization Period
Patents	11.0
Customer list	0.3
Total intangible assets subject to amortization	10.0

We periodically review indefinite-lived intangibles and goodwill to assess for impairment. Our review entails a qualitative analysis of triggering events and if identified a further analysis is performed based on cash flow considerations and other approaches that require significant judgment with respect to volume, revenue, expenses and allocations. Impairment occurs when the carrying value exceeds the fair value. In fiscal year 2023, all of our goodwill was attributed only to the

Business to Business operating segment. We performed our annual impairment assessment and identified no triggering events that would indicate the need for impairment of the goodwill.
During fiscal year 2022, we determined, as a result of lower share prices and the continued adverse impacts of rising costs and additional expenses to prevent supply chain disruptions, that we had a triggering event that necessitated a goodwill impairment test. As a result, it was determined that the carrying value of our Retail and Wholesale Products Group reporting unit was higher than its fair value and recognized a goodwill impairment of $5.6 million, which left no remaining goodwill in the Retail and Wholesale Products Group reporting unit. No impairment was recognized for the Business to Business operating segment in fiscal year 2022.

OVERBURDEN REMOVAL AND MINING COSTS

We surface mine sorbent minerals on property that we either own or lease as part of our overall operations. A significant part of our overall mining cost is incurred during the process of removing the overburden from the mine site, thus exposing the sorbent material used in a majority of our production processes. These stripping costs incurred during production are treated as a variable inventory production cost and are included in cost of goods sold in the period they are incurred. Stripping costs included in cost of goods sold were approximately $4.0 million and $2.7 million for fiscal years 2023 and 2022, respectively. Pre-production overburden removal costs associated with opening a new mine during the development phase are deferred. Total pre-production costs, including the overburden removal costs, that were capitalized in fiscal years 2023 and 2022 were $0.1 million and $1.3 million respectively. The decrease was due to a new mine going into production in fiscal year 2023. Capitalized development costs are amortized when the sorbent material is removed from the mine and used to produce product for sale. At the end of fiscal year 2023, the amount of development costs that are being amortized is $4.3 million.

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal fees, survey fees and real estate fees. The costs of obtaining mineral rights, including legal fees and drilling expenses, are also capitalized. As of both fiscal years ending July 31, 2023 and July 31, 2022 we had $13.6 million of land and $2.2 million of gross mineral rights included in land and mineral rights on the Consolidated Balance Sheets. Any prepaid royalties that may be offset against future royalties due upon extraction of the mineral are also capitalized. Prepaid royalties included in current prepaid expenses and in non-current other assets on the Consolidated Balance Sheets were approximately $2.0 million for both fiscal years ending July 31, 2023 and July 31, 2022.

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

As of July 31, 2023 and 2022, we have recorded an estimated net reclamation asset of $2.2 million and $1.8 million, respectively, and a corresponding estimated reclamation liability of $4.5 million as of July 31, 2023 and $3.8 million as of July 31, 2022. These values represent the discounted present value of the estimated future mining reclamation and landfill closure costs at the production plants. Additional mining activity in fiscal year 2023 and disturbance of land accounts for a majority of the increase in the reclamation asset and liability.

 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are generally depreciated using the straight-line method over their estimated useful lives which are listed below. Depreciation expense was $15.3 million and $13.0 million in fiscal years 2023 and 2022, respectively. Major improvements and betterments are capitalized, while maintenance and repairs that do not extend the useful life of the applicable assets are expensed as incurred. Interest expense may also be capitalized for assets that require a period of time to get them ready for their intended use. There was no capitalized interest in fiscal years 2023 and 2022.

	Years
Buildings and leasehold improvements	3	-	40
Machinery and equipment
Packaging	2	-	20
Processing	2	-	25
Mining and other	2	-	15
Office furniture and equipment	2	-	15
Vehicles	2	-	15

Property, plant and equipment are carried at cost on the Consolidated Balance Sheets and are reviewed for possible impairment on an annual basis or when circumstances indicate impairment that an asset may become impaired. We take into consideration idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. In fiscal year 2023, we recognized $0.9 million in impairment losses for fixed assets no longer in use. The impairment is included in cost of goods sold on the Consolidated Statement of Operations. There was no impairment recognized in fiscal year 2022.

Capital parts are long-lived spare parts that are recorded net of a valuation reserve based on aging. The capital parts reserve was $2.0 million as of July 31, 2023, and $1.8 million as of July 31, 2022.

OTHER CURRENT AND NONCURRENT LIABILITIES

    Other liabilities include the accruals for general expenses not yet paid, cash collected not yet vouchered, legal reserves, and reclamation liability accrual. Current liabilities are due to be paid within the next 12 months. Included in current liabilities within Accrued Expenses on the Consolidated Balance Sheet is $2.5 million for the Georgia landfill modification reserve which began in the third quarter of fiscal year 2023. Refer to Note 11 for further details.

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

ADVERTISING

Advertising costs for the development of printed materials, television commercials, web-based digital banners, web-based social media and sales videos are deferred and expensed upon the first use of the materials, unless such amounts are immaterial. Costs paid for communicating advertising over a period of time, such as television air time, radio commercials and print media advertising space, are deferred and expensed on a pro-rata basis. All other advertising costs, including participation in industry conventions and shows and market research, are expensed when incurred. All advertising costs are part of selling, general and administrative expenses. Advertising expenses were approximately $7.4 million and $4.0 million in fiscal years 2023 and 2022, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents and notes payable. These instruments, except for notes payable, were carried at amounts approximating fair value as of July 31, 2023 and 2022. See Note 4 of the Notes to the Consolidated Financial Statements for additional information regarding the fair value of our financial instruments, including notes payable.

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

    We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $0.5 million as of July 31, 2022. There is no liability for advance payments as of July 31, 2023. This liability is reported in Other Accrued Expenses on the Consolidated Balance Sheets. Revenue recognized during fiscal year 2023 that was included in the liability for advance payments at the beginning of the year was $0.5 million.

COST OF GOODS SOLD

Cost of goods sold consists of all manufacturing costs, including depreciation and amortization related to assets used in the manufacturing and distribution process, inbound and outbound freight, inspection costs, purchasing costs associated with materials and packaging used in the production process and warehouse and distribution costs. Natural gas forward contracts are accounted for as normal purchases.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of goods sold and were approximately $57.4 million and $48.5 million for fiscal years 2023 and 2022, respectively. The increase is primarily related to a key customer switching from pick up to delivered.

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

RESEARCH AND DEVELOPMENT

Research and development costs of approximately $1.2 million and $2.1 million were charged to expense as incurred for fiscal years 2023 and 2022, respectively, and are recorded in selling, general and administrative expenses.

PENSION AND POSTRETIREMENT BENEFIT COSTS

We historically provided a defined benefit pension plan for eligible salaried and hourly employees and we made contributions to fund the plan. We also provide a postretirement health benefit plan to domestic salaried employees who qualify under the plan’s provisions. The postretirement health benefit plan is unfunded. Our pension and postretirement health benefit plans are accounted for using actuarial valuations required by ASC 715, Compensation – Retirement Benefits. The funded status of our defined pension and postretirement health benefit plans are recognized on the Consolidated Balance Sheets. Changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost are recognized within other comprehensive income, net of income tax. In fiscal year 2023 we terminated the pension plan. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

STOCK-BASED COMPENSATION

We account for stock options and restricted stock issued under our long-term incentive plans in accordance with ASC 718, Compensation – Stock Compensation. The fair value of stock-based compensation is determined at the grant date. The related compensation expense is recognized over the appropriate vesting period. Forfeitures are recognized as they occur. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

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

EARNINGS PER SHARE

We utilize the two-class method to report our earnings per share ("EPS"). The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. Common Stock is entitled to cash dividends equal to at least 133.33% on a per share basis of the cash dividend paid on Class B Stock. In computing earnings per share, the Company has allocated dividends declared to Common and Class B shares based on amounts actually declared for each class of stock and 33.33% more of the undistributed earnings have been allocated to Common Stock than to the Class B shares on a per share basis. Common Stock is entitled to one vote per share and Class B Stock is entitled to ten votes per share. Common Stock have no conversion rights. Class B Stock is convertible on a share-by-share basis into Common Stock at any time and is subject to mandatory conversion under certain circumstances. Basic EPS is computed by dividing net earnings, reduced for any distributed and undistributed earnings allocated to unvested restricted shares, by the weighted-average number of shares outstanding during the period for each class of share. Diluted EPS, for each class of common stock, is computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. Dilution for common stock takes into consideration the effect of both unvested restricted shares and convertible Class B shares, if the effect is dilutive. Dilution for Class B takes into consideration the effect of unvested restricted shares, if the effect is dilutive. Below is a reconciliation of the calculation of basic and diluted EPS.

	For the year ended July 31, 2023
	(in thousands, except for per share data)
	Total	Common	Class B
Net income	$29,551	$22,712	$6,839
Distributed and undistributed earnings on restricted shares	(1,518)	(1,232)	(286)
Income available to stockholders	$28,033	$21,480	$6,553

Net Income (Numerator)		$21,480	$6,553
Weighted Average Shares Outstanding (Denominator)		4,825	1,959
Basic EPS		$4.45	$3.35

Effect of dilution - Net Income (1)		$6,553	$—
Net income assuming dilution (Numerator)		$28,033	$6,553

Effect of dilution - Shares (1)		1,959	$—
Shares assuming dilution (Denominator)		6,784	$1,959
Diluted EPS		$4.13	$3.35
(1) The impact of unvested restricted stock was anti-dilutive therefore not included in the calculation of diluted EPS

NEW ACCOUNTING PRONOUNCEMENTS

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

We have two reportable operating segments: (1) Retail and Wholesale Products Group and (2) Business to Business Products Group. These operating segments are managed separately and each segment's major customers have different characteristics. The Retail and Wholesale Products Group customers include mass merchandisers, the farm and fleet channel, drugstore chains, pet specialty retail outlets, dollar stores, retail grocery stores, distributors of industrial cleanup and automotive products, environmental service companies, sports field product users and marketers of consumer products. The Business to Business Products Group customers include: processors and refiners of edible oils, renewable diesel, petroleum-based oils and biodiesel fuel; manufacturers of animal feed and agricultural chemicals; and distributors of animal health and nutrition products.

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	Year Ended July 31,
Product	2023	2022	2023	2022
Cat Litter	$—	$—	$226,335	$196,278
Industrial and Sports	—	—	44,291	38,932
Agricultural and Horticultural	40,275	30,419	—	—
Bleaching Clay and Fluids Purification	77,643	62,051	—	—
Animal Health and Nutrition	24,477	20,909	—	—
Net Sales	$142,395	$113,379	$270,626	$235,210

Net sales and operating income for each segment are provided below. The accounting policies of the segments are the same as those described in the Note 1 of the Notes to the Consolidated Financial Statements.

We do not rely on any operating segment asset allocations and we do not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations below for those assets for which we can reasonably determine. The unallocated asset category is the remainder of our total assets. We have refined the basis of allocation for certain of our assets as of April 30, 2023, and we have restated the allocation of assets as of July 31, 2022 presented below to enhance comparability. The asset allocation is estimated and is not a measure used by our chief operating decision maker about allocating resources to the operating segments or in assessing their performance.

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

	As of July 31,
	Assets
	2023	2022
	(in thousands)
Business to Business Products	$85,798	$77,840
Retail and Wholesale Products	134,974	125,293
Unallocated assets	65,463	46,478
Total Assets	$286,235	$249,611

	Year Ended July 31,
	Net Sales		Income
	2023	2022	2023	2022
	(in thousands)
Business to Business Products	$142,395	$113,379	$36,573	$24,344
Retail and Wholesale Products	270,626	235,210	36,119	6,252
Net Sales	$413,021	$348,589
Corporate Expenses			(31,652)	(25,775)
Income from Operations			41,040	4,821
Total Other Income, Net			(6,362)	888
Income Before Income Taxes			34,678	5,709
Income Tax Expense			(5,195)	(97)
Net Income			$29,483	$5,612
Net Loss Attributable to Noncontrolling Interest			$(68)	$(62)
Net Income Attributable to Oil-Dri			$29,551	$5,674

The following is a summary by fiscal year of financial information by geographic region (in thousands):

	2023	2022
Sales to unaffiliated customers by:
Domestic operations	$390,963	$328,696
Foreign subsidiaries	$22,058	$19,893
Sales or transfers between geographic areas:
Domestic operations	$6,436	$6,418
Foreign subsidiaries	$69	$161
Income (Loss) before income taxes:
Domestic operations	$33,686	$6,552
Foreign subsidiaries	$992	$(843)
Net Income (Loss) attributable to Oil-Dri:
Domestic operations	$28,494	$6,430
Foreign subsidiaries	$1,057	$(756)
Identifiable assets:
Domestic operations	$271,627	$236,622
Foreign subsidiaries	$14,608	$12,989

Included within identifiable assets for our foreign subsidiaries is cash held at foreign banks of $5.2 million and $3.3 million as of July 31, 2023 and July 31, 2022, respectively.

Sales to Walmart, our largest customer, are included in our Retail and Wholesale Products Group. The percentage of consolidated net sales and net accounts receivable attributed to Walmart are shown in the table below:

	2023	2022
Net sales for the years ended July 31	19%	16%
Net accounts receivable as of July 31	26%	21%

There are no other customers with sales equal to or greater than 10% of our total sales.

NOTE 3 – DEBT

The composition of notes payable is as follows as of July 31 (in thousands):

	2023	2022
Amended and Restated Note Purchase and Private Shelf Agreement. Annual principal installments on May 15: $1,000 in each fiscal year 2021 through 2030. Interest is payable semi-annually at an annual rate of 3.95% [Series B]	$7,000	$8,000
Amended and Restated Note Purchase and Private Shelf Agreement. Annual principal installments on Dec 15: $5,000 in each fiscal year 2028 through 2032. Interest is payable semi-annually at an annual rate of 3.25% [Series C]	25,000	25,000
Less current maturities of notes payable	(1,000)	(1,000)
Less unamortized debt issuance costs	$(173)	$(202)
Noncurrent notes payable	$30,827	$31,798

We are party to an Amended and Restated Note Purchase and Private Shelf Agreement (as amended, the "Note Agreement") with PGIM, Inc. ("Prudential") and certain existing noteholders and purchasers affiliated with Prudential named therein. Pursuant to the Note Agreement on May 15, 2021 we issued $10 million in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030, of which $7 million aggregate principal amount remained outstanding as of July 31, 2023. On December 16, 2021, under the Note Agreement we issued an additional $25 million in aggregate principal amount of our 3.25% Series C Senior Notes due December 16, 2031, all of which remained outstanding as of July 31, 2023. The Amended Note Agreement also provides us with the ability to request, from time to time, that Prudential affiliate(s) purchase, at Prudential’s discretion and on an uncommitted basis, additional senior unsecured notes of Oil-Dri (the “Shelf Notes,” and collectively with the Series A Notes, Series B Notes, and Series C Notes, the “Notes”) in an aggregate principal amount of up to $75 million minus the aggregate principal amount of Notes then outstanding and Shelf Notes that have been accepted for purchase. Interest payable on any Shelf Note agreed to be purchased under the Note Agreement will be at a rate determined by Prudential and will mature no more than fifteen years after the date of original issue of such Shelf Note.

On August 30, 2022, we entered into Amendment No. 3 (the "Third Amendment") to the Note Agreement. The Third Amendment modified the existing fixed charge coverage financial covenant and replaced the existing consolidated debt financial covenant with a maximum debt to earnings ratio and effected certain changes consistent with the Sixth Amendment to the Credit Agreement (defined below), including modifying the method for calculating consolidated EBITDA and the excess leverage fee.

On September 21, 2023, the Company entered into Amendment No. 4 (the “Fourth Amendment”) to the Note Agreement. The Fourth Amendment extended the time frame for issuing and selling Shelf Notes to September 21, 2026.

The following is a schedule by fiscal year of future principal maturities of notes payable as of July 31, 2023 (in thousands):

2024	$1,000
2025	1,000
2026	1,000
2027	1,000
2028	6,000

We are party to the Credit Agreement, dated as of January 27, 2006 (as previously amended, the "Credit Agreement"), among us, BMO Harris Bank N.A (“BMO”), and certain of our domestic subsidiaries. The agreement provides for a $45 million unsecured revolving credit facility, including a maximum of $10 million for letters of credit.

The Credit Agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. On August 30, 2022, we entered into the Sixth Amendment to the Credit Agreement (the "Sixth Amendment"). The Sixth Amendment extended the facility termination date to August 30, 2027; replaced the LIBOR-based reference rate with an adjusted term Secured Overnight Financing Rate ("SOFR"); revised the method for calculating consolidated EBITDA and consolidated debt for purposes of the Credit Agreement; modified certain restrictive covenants, including increasing the unsecured indebtedness basket from $50 million to $75 million; and revised the existing financial covenants by replacing the consolidated debt covenant with a covenant to maintain a maximum debt to earnings ratio, lowering the minimum fixed charge coverage ratio level and revising the method for calculating the fixed charge coverage ratio. As of July 31, 2023, and 2022, we were in compliance with the covenants. There were no borrowings during either fiscal year 2023 or 2022. However, we had $1.0 million of letters of credit outstanding as of July 31, 2023, and 2022 under this agreement.

The Credit Agreement states that we may select a variable interest rate based on either the BMO Harris prime rate or an adjusted SOFR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of July 31, 2023, the variable rates would have been 8.50% for the BMO Harris prime-based rate or 5.37% for the adjusted SOFR-based rate.

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
Level 3: Unobservable inputs.

Cash equivalents are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. These cash instruments are primarily money market funds and are included in cash and cash equivalents on the Consolidated Balance Sheets. We had $15.4 million cash equivalents as of July 31, 2023 and had no cash equivalents as of July 31, 2022.

Balances of accounts receivable and accounts payable approximated their fair values at July 31, 2023 and July 31, 2022 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was approximately $29.7 million as of July 31, 2023 and $31.8 million as of July 31, 2022. The fair value was estimated using the exit price notion of fair value and is classified as Level 2. The decrease in fair value is attributable to the principal and interest payments. See Note 3 of the Notes to the Consolidated Financial Statements for further information about such debt.

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

NOTE 5 – INCOME TAXES

    The provision for income tax expense by fiscal year consists of the following (in thousands):

	2023	2022
Current
Federal	$7,503	$1,681
Foreign	4	16
State	2,119	696
Current Income Tax Total	9,626	2,393
Deferred
Federal	(3,864)	(1,868)
Foreign	—	(41)
State	(567)	(387)
Deferred Income Tax Total	(4,431)	(2,296)
Total Income Tax Expense	$5,195	$97

    Principal reasons for variations between the statutory federal rate and the effective rates by fiscal year were as follows:

	2023	2022
U.S. federal income tax rate	21.0%	21.0%
Depletion deductions allowed for mining	(7.7)	(20.1)
State income tax expense, net of federal tax expense	2.9	4.5
Nondeductible officer compensation	1.5	2.4
Tax credits	(0.3)	(3.1)
Valuation allowance - foreign	(0.2)	6.9
Foreign tax differential	(0.6)	(5.3)
Prior year income taxes	(1.3)	(9.5)
Goodwill impairment	—	3.1
Other	(0.3)	1.8
Effective income tax rate	15.0%	1.7%

The U.S. effective tax rate for the year ended July 31, 2023 and July 31, 2022 were 15.0% and 1.7%, respectively, based on income before taxes. The fiscal 2023 effective tax rate was lower than the statutory rate primarily due to favorable depletion deduction and a benefit from an anticipated federal tax return amendment. The fiscal 2023 effective tax rate was negatively impacted primarily due to nondeductible excess officers compensation. The fiscal 2022 effective tax rate benefited due to a favorable depletion deduction as well as federal tax return amendments. The fiscal 2022 effective tax rate was also negatively impacted primarily due to a nondeductible goodwill impairment as well as nondeductible officers compensation.

    The Consolidated Balance Sheets included the following tax effects of cumulative temporary differences as of July 31 (in thousands):

`

	2023		2022
	Assets	Liabilities	Assets	Liabilities
Depreciation	$—	$4,338	$—	$4,356
Deferred compensation	1,246	—	1,499	—
Capitalized R&D	269	—	—	—
Postretirement benefits	478	—	209	—
Goodwill	—	24	62	—
Lease right of use assets	—	2,412	—	2,700
Lease liabilities	2,747	—	3,040	—
Allowance for doubtful accounts	135	—	95	—
Deferred marketing expenses	—	11	—	22
Other assets	608	—	1	—
Other liabilities	—	301	—	23
Accrued expenses	5,303	—	2,362	—
Tax credits	301	—	223	—
Amortization	935	—	1,046	—
Inventories	203	—	366	—
Depletion	—	158	—	154
Stock-based compensation	1,634	—	1,522	—
Reclamation	627	—	549	—
Other liabilities - foreign	—	41	—	42
Other assets – foreign	1,698	—	1,761	—
Valuation allowance	(1,698)	—	(1,761)	—
Total deferred taxes	$14,486	$7,285	$10,974	$7,297

     Deferred tax assets for post retirement benefits were affected by the termination of our pension plan. See Note 8 of the Notes to the Consolidated Financial Statements for further information about postretirement benefits. Deferred tax assets and liabilities related to lease decreased as leases are expiring. Deferred tax assets for accrued expenses reflected a higher accrual for the annual discretionary bonus.

We recorded a valuation allowance of $1.7 million and $1.8 million as of July 31, 2023 and July 31, 2022, respectively, for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards since we believe it is unlikely we will realize the benefit of these tax attributes in the future. As of July 31, 2023, we have total net operating loss carryforwards from state jurisdictions of approximately $3.4 million. The carryforward expiration dates vary by state. No valuation allowance has been established for these carryforwards since we expect our future profitability will allow us to fully realize these tax benefits.

With the exception of our foreign subsidiary in Canada, none of our foreign subsidiaries have generated any untaxed foreign income, therefore we have not provided for any related income taxes for these subsidiaries.

We had no liabilities for unrecognized tax benefits based on tax positions related to the current and prior fiscal years as of July 31, 2023 and 2022; correspondingly, no related interest and penalties were recognized as income tax expense and there were no accruals for such items in either of these fiscal years.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We are currently being audited by the Internal Revenue Service ("IRS") for Fiscal Year 2020. The federal tax returns for fiscal years 2019-2021 remain open for examination. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are a limited number of open state and local income tax audits in which no material issues have been preliminarily identified. There are no material open or unsettled foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

    The following table summarizes the changes in accumulated other comprehensive income by component (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2021	$(4,428)		$311	$(4,117)
Other comprehensive income (loss) before reclassifications, net of tax	2,081	a)	(252)	1,829
Amounts reclassified from accumulated other comprehensive income, net of tax	105		—	105
Net current-period other comprehensive income (loss), net of tax	2,186		(252)	1,934
Balance as of July 31, 2022	$(2,242)		$59	$(2,183)
Other comprehensive income (loss) before reclassifications, net of tax	1,736	a)	(323)	1,413
Amounts reclassified from accumulated other comprehensive income, net of tax	(36)		—	(36)
Curtailment/Settlement on Pension Plan	1,554	b)	—	1,554
Net current-period other comprehensive income (loss), net of tax	3,254		(323)	2,931
Balance as of July 31, 2023	$1,012		$(264)	$748

a)    Amounts are net of taxes of $0.4 million and $0.7 million in fiscal years 2023 and 2022, respectively, and are included in Other Comprehensive Loss.
b)    Amount is net of taxes of $0.5 million in fiscal year 2023. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans.

See Note 8 of the Notes to the Consolidated Financial Statements for further information about pension and postretirement health benefits.

NOTE 7 – STOCK-BASED COMPENSATION

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended, the “2006 Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,219,500. As of July 31, 2023, there were 241,540 shares available for future grants under this plan.

RESTRICTED STOCK

All non-vested restricted stock as of July 31, 2023 was issued under the 2006 Plan with vesting periods generally from two to five years. The fair value of restricted stock was determined by the closing market price of our Common Stock on the date of grant multiplied by the number of shares granted. Fair value of shares vested is $2.6 million and $2.5 million in fiscal year 2023 and 2022, respectively.

    A summary of restricted stock transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Unamortized Expense (in thousands)
Non-vested restricted stock outstanding at July 31, 2021	370	$33.96	3.3	$7,073
Granted	126	$33.48
Vested	(71)	$34.64
Forfeited	(43)	$34.29
Non-vested restricted stock outstanding at July 31, 2022	382	$33.63	3.0	$7,064
Granted	63	$29.88
Vested	(73)	$35.06
Forfeited	(24)	$29.22
Non-vested restricted stock outstanding at July 31, 2023	348	$32.95	2.3	$5,129

    Stock-based compensation for restricted stock of $2.4 million and $2.1 million, net of related tax effect, was recognized in fiscal years 2023 and 2022, respectively. The total restricted stock compensation related tax benefit was $0.8 million and $0.7 million in fiscal years 2023 and 2022, respectively.

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

    On April 20, 2023, Oil-Dri settled $14 million of the pension obligation through the purchase of an annuity. The remaining $16 million of the pension obligation was settled on April 28, 2023, via lump-sum payments. All pension assets were remeasured immediately before settlement resulting in a net surplus amount of $3.6 million and net unrealized loss of $1.9 million included in accumulated other comprehensive income. Upon settlement of the pension obligations Oil-Dri recognized through net income all unrealized losses resulting in a $1.9 million reduction to net income included in "Loss on pension termination" within "Other Income (Expense), Net".
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

A 401(k) savings plan is maintained under which we match a portion of employee contributions. This plan is available to essentially all domestic employees following a specific number of days of employment. Our contributions to this plan, and to similar plans maintained by our foreign subsidiaries, were $3.2 million and $2.9 million for fiscal years 2023 and 2022, respectively.

Obligations and Funded Status

The following tables provide a reconciliation of changes in the plans’ benefit obligations, asset fair values and funded status by fiscal year (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation, beginning of year	$33,741	$42,267	$2,119	$3,125
Service cost	—	—	84	123
Interest cost	1,009	1,068	73	58
Actuarial gain	(3,054)	(8,386)	(429)	(1,155)
Benefits paid	(941)	(1,208)	6	(32)
Settlements	(30,755)	—	—	—
Benefit obligation, end of year	—	33,741	1,853	2,119

Change in plan assets:
Fair value of plan assets, beginning of year	34,989	40,388	—	—
Actual return on plan assets	502	(4,191)	—	—
Employer contribution	—	—	(6)	32
Benefits paid	(941)	(1,208)	6	(32)
Settlements	(30,755)	—	—	—
Surplus Transfer	(3,647)	—	—	—
Fair value of plan assets, end of year	148	34,989	—	—
Funded status, recorded in Consolidated Balance Sheets	$148	$1,248	$(1,853)	$(2,119)

See “Cash Flows” below for further information about employer contributions and benefits payments.

There was no accumulated benefit obligation for the Pension Plan as of July 31, 2023. The accumulated benefit obligation for the Pension Plan was $33.7 million as of July 31, 2022.

The following table shows amounts recognized in the Consolidated Balance Sheets as of July 31 (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2023	2022	2023	2022
Deferred income taxes	$—	$(335)	$478	$544
Other current assets	$148	$—	$—	$—
Other current liabilities	$—	$—	$(100)	$(73)
Other noncurrent liabilities	$—	$1,248	$(1,753)	$(2,046)
Accumulated other comprehensive loss – net of tax:
Net actuarial loss (gain)	$—	$2,998	$(1,012)	$(756)

Benefit Costs and Amortizations

The following table shows the components of the net periodic pension and postretirement health benefit costs by fiscal year (in thousands):

	Pension Cost		Postretirement Health Benefit Cost
	2023	2022	2023	2022
Service cost	$—	$—	$84	$123
Interest cost	1,009	1,068	73	58
Expected return on plan assets	(1,673)	(2,586)	—	—
Amortization of:
Prior service income	—	—	(6)	(6)
Other actuarial loss	42	145	(83)	—
Settlement cost	5,544	—	—	—
Net periodic benefit (income) cost	$4,922	$(1,373)	$68	$175
Service cost is recorded in Other, net within Other Income (Expense) in the Consolidated Statements of Operations. As the pension plan was frozen, there was no service cost recorded in fiscal years 2022 or 2023.

The following table shows amounts, net of tax, that are recognized in other comprehensive income by fiscal year (in thousands):

	Pension Benefits		Postretirement Health Benefits
	2023	2022	2023	2022
Net actuarial gain	$(1,412)	$(1,203)	$(324)	$(878)
Amortization of:
Prior service income	—	—	5	5
Amortization of actuarial loss	(32)	(110)	63	—
Curtailment/Settlement	$(1,554)	$—	$—	$—
Total recognized in other comprehensive income	$(2,998)	$(1,313)	$(256)	$(873)

Cash Flows

We have funded the Pension Plan based upon actuarially determined contributions that take into account the amount deductible for income tax purposes, the normal cost and the minimum contribution required and the maximum contribution allowed under applicable regulations. We made no contributions in fiscal years 2022 or 2023. The Pension Plan was terminated in fiscal year 2023 and there will be no more contributions to the Pension Plan. The postretirement health plan is an unfunded plan. Our policy is to pay health insurance premiums and claims from our assets.

The following table shows the estimated future benefit payments by fiscal year (in thousands):

Postretirement Health Benefits
2024	$100
2025	$132
2026	$129
2027	$133
2028	$136
2029-2033	$867

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

	Pension Benefits		Postretirement Health Benefits
	2023	2022	2023	2022
Discount rate for net periodic benefit costs	—%	2.57%	3.82%	2.10%
Discount rate for year-end obligations	—%	4.05%	4.90%	3.82%
Rate of increase in compensation levels for net periodic benefit costs	—%	—%	—%	—%
Rate of increase in compensation levels for year-end obligations	—%	—%	—%	—%
Long-term expected rate of return on assets	—%	6.50%	—%	—%

The discount rate was based on the FTSE Pension Discount Curve to determine for the Pension Plan and the postretirement health plan, the single equivalent rate that would yield the same present value as the specific plan’s expected cash flows.

Our expected rate of return on Pension Plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment managers and investment advisors), and long-term inflation assumptions.

For fiscal year 2023, the medical cost trend assumption used for the postretirement health benefit cost was 8.2%. The graded trend rate is expected to decrease to an ultimate rate of 4.9% in fiscal year 2044.

Pension Plan Assets

The investment objective for the Pension Plan assets was to optimize long-term return at a moderate level of risk in order to secure the benefit obligations to participants at a reasonable cost. To reach this goal, our investment structure included various asset classes, asset allocations and investment management styles that, in total, have a reasonable likelihood of producing a sufficient level of overall diversification that balances expected return with expected risk over the long-term. The Pension Plan does not invest directly in Company stock.

We measured and monitored the plan’s asset investment performance and the allocation of assets through quarterly investment portfolio reviews. Investment performance was measured by absolute returns, returns relative to benchmark indices and any other appropriate basis of comparison. The Pension Plan was terminated in fiscal year 2023 and there are no targeted allocation percentages of plan assets for 2024. The actual allocation percentages of plan assets as of July 31, 2023:

Asset Allocation	2023	2022
Cash and accrued income	100%	—%
Fixed income	—%	36%
Equity	—%	64%

    The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets carried at fair value (in thousands):

	Fair Value At July 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Asset Class
Cash and cash equivalents(a)	$51	$51	$—
Equity securities(b):
U.S. companies	15,389	10,387	5,002
International companies	521	521	—
Equity securities - international mutual funds:
Developed market(c)	4,025	923	3,102
Emerging markets(d)	1,517	1,149	368
Commodities(e)	1,137	1,137	—
Fixed Income:
U.S. Treasuries	3,019	904	2,115
Debt securities(f)	1,656	—	1,656
Government sponsored entities(g)	1,256	—	1,256
Multi-strategy bond fund(h)	5,079	—	5,079
Money market fund(i)	389	—	389
Other(j)	950	—	950
Total	$34,989	$15,072	$19,917

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
(g)This class represents a beneficial ownership interest in a pool of single-family residential mortgage loans. These investments are generally not backed by the full faith and credit of the United States government, except for securities valued at $114,000 in our portfolio as of July 31, 2022.
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

NOTE 9 – DEFERRED COMPENSATION

Oil-Dri's deferred compensation plans permit directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. Participants have deferred $0.6 million and $0.7 million into these plans in fiscal years 2023 and 2022, respectively. We recorded $0.2 million of interest expense associated with these plans in both fiscal years 2023 and 2022. Payments to participants were $0.9 million and $0.4 million in fiscal years 2023 and 2022, respectively, and the total liability recorded for deferred compensation was $4.6 million and $4.8 million as of July 31, 2023 and 2022, respectively.

The Oil-Dri Corporation of America Annual Incentive Plan provides certain executives with the opportunity to receive a deferred executive bonus award if certain financial goals are met. Deferred executive bonus awards of $1.4 million were awarded for fiscal year 2023 and $0.7 million executive bonus was awarded for fiscal year 2022 as financial targets under the provisions of the plan were achieved. These awards will vest and accrue interest over a 3-year period.

Our deferred compensation plans are unfunded. We fund these benefits when payments are made, and the timing and amount of the payments are determined according to the plans' provisions and, for certain plans, according to individual employee agreements.

NOTE 10 - ACCRUED EXPENSES

Accrued expenses is as follows (in thousands):

	July 31, 2023	July 31, 2022
Salaries, Wages, Commissions and Employee Benefits	19,054	$13,439
Freight	3,078	4,022
Georgia Landfill Modification Reserve	2,469	—
Trade promotions and advertising	2,292	1,180
Real Estate Tax	1,038	1,006
Other	8,937	10,438
	$36,868	$30,085

NOTE 11 – OTHER CONTINGENCIES

We are party to various legal actions from time to time that are ordinary in nature and incidental to the operation of our business, including ongoing litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows. In June 2020, the Company received notice from a former service provider alleging a breach of contract regarding the payment of a contingency fee. Such party subsequently, in July 2020, filed a lawsuit seeking to require the Company to participate in binding mediation regarding this matter. Although we believe this claim to be without merit, as of July 31, 2020, we determined a reasonable estimate of this liability within a range, with no amount within that range being a better estimate than any other amount, and therefore recorded that estimate in Other within Accrued Expenses. In the fourth quarter of fiscal year 2023, we have updated our estimate to reflect the latest developments in this matter. We believe that any loss related to this matter is unlikely to be material. However, the outcome of this legal matter is subject to significant uncertainties. The ability to predict the ultimate outcome of this legal matter involves judgments, estimates and inherent uncertainties. The actual outcome could differ materially from management’s estimates.

In the second quarter of fiscal year 2023, we recorded a reserve of $2.5 million for anticipated modification costs that we expect to incur to address capacity issues at our sole landfill located in Ochlocknee, Georgia. Reserves are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of the reserve represents management’s best estimate of the costs for the modification with respect to this matter. There have been no changes to the reserve estimate throughout the rest of fiscal year 2023. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards, and emerging technologies for handling site modification. Consequently, it is reasonably possible that modification costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows.

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

    We have no material finance leases, and variable costs for operating leases are immaterial. Operating lease costs are included in Cost of Goods Sold or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Twelve Months Ended July 31,
	2023	2022
Operating Lease Cost
Operating lease cost	$2,640	$2,776
Short-term operating lease cost	2	553

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Twelve Months Ended July 31,
	2023	2022
Other Information
Cash paid for amounts included in the measurement of lease liabilities:	2,229	2,490
Right-of-use assets obtained in exchange for new operating lease liabilities	983	4,377

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	For the Twelve Months Ended July 31,
	2023	2022
Weighted-average remaining lease term - operating leases	7.7 years	7.7 years
Weighted-average discount rate - operating leases	4.03%	3.91%

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of July 31, 2023 (in thousands):

2024	$2,257
2025	2,168
2026	1,848
2027	1,433
2028	884
Thereafter	3,827
Total	12,417
Less: imputed interest	(1,735)
Net lease obligation	$10,682

NOTE 13 – SUBSEQUENT EVENTS

On September 21, 2023, the Company entered into Amendment No. 4 (the “Fourth Amendment”) to the Note Agreement with Prudential. The Fourth Amendment extended the time frame for issuing and selling Shelf Notes to September 21, 2026.

NOTE 14 – RELATED PARTIES

    One member of our Board of Directors retired from the role of President and Chief Executive Officer of a customer of ours on September 28, 2019 and is currently party to a post-employment consulting agreement with the customer. Total net sales to that customer, including sales to subsidiaries of that customer, were $0.2 million and $0.3 million for fiscal years 2023 and 2022, respectively. There was $10,768 of outstanding accounts receivable due from that customer, and its subsidiaries, as of July 31, 2023 and $5,608 outstanding accounts receivable as of July 31, 2022.

    One member of our Board of Directors is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $0.2 million and $0.7 million for fiscal years 2023 and 2022, respectively. There were no outstanding amounts due to that vendor as of July 31, 2023 or July 31, 2022.

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

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2023.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Our internal controls over financial reporting as of July 31, 2023 have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

of Directors and Shareholders
Board of Directors and Shareholders
Oil-Dri Corporation of America

Opinions on the financial statements and internal control over financial reporting

We have audited the accompanying consolidated balance sheets of Oil-Dri Corporation of America (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of July 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

Critical audit matter(s)

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2014.
Chicago, Illinois

October 12, 2023

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

Management’s Report on Internal Control Over Financial Reporting

    Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal year ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

On June 29, 2023, the Company entered into the Sixth Amendment (the “Amendment”) to the Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001 between A&M Products Manufacturing Company, a subsidiary of The Clorox Company, and Oil-Dri Corporation of America (as amended by the First Amendment, dated December 13, 2002, the Second Amendment, dated October 15, 2007, the Third Amendment, dated May 27, 2016, the Fourth Amendment, dated December 4, 2020, and the Fifth Amendment, dated April 10, 2023, the “Memorandum Agreement”). The Amendment extends the initial term of the Memorandum Agreement.

On September 21, 2023, the Company entered into the Seventh Amendment (the “Seventh Amendment”) to the Memorandum of Agreement, as amended by the Sixth Amendment. The Seventh Amendment further extends the initial term of the

Memorandum Agreement. The foregoing is a brief description of the material terms of the Sixth Amendment and the Seventh Amendment and does not purport to be a complete description of the rights and obligations of the parties thereunder. The foregoing description is qualified in its entirety by reference to the Sixth Amendment and the Seventh Amendment, which are filed as Exhibits 10.40 and 10.41 to this Annual Report on Form 10-K, respectively.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except as set forth below) will be included in Oil-Dri’s Proxy Statement for its 2023 annual meeting of stockholders under the captions “PROPOSALS - 1. Election of Directors,” “Executive Officers,” “CORPORATE GOVERNANCE MATTERS - Director Nominations,” “Board of Directors Committee Membership and Meetings,” (including the “Audit Committee” section thereunder) and “Corporate Governance Matters” and is incorporated herein by this reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

    The information required by this Item will be included in Oil-Dri’s Proxy Statement for its 2023 annual meeting of stockholders under the captions “Executive Compensation,” “CORPORATE GOVERNANCE MATTERS – Director Compensation,” and “Board of Directors Committee Membership and Meetings,” (including the “Compensation Committee” thereunder) and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Except as set forth herein, the information required by this Item will be included in Oil-Dri’s Proxy Statement for its 2023 annual meeting of stockholders under the captions “Principal Stockholders” and “Security Ownership of Management” and is incorporated herein by reference.

Equity Compensation Plan Information. The following table presents information about compensation plans under which our equity securities are authorized for issuance. There are no outstanding stock options as of July 31, 2023. See Note 7 of the Notes to the Consolidated Financial Statements for further information about these stock-based compensation plans.

Equity Compensation Plan Information As Of July 31, 2023
Plan Category	Number of securities to be issued upon exercise of outstanding options (in thousands) (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders	—	$—	242

    The number of securities remaining in column (c) above includes, in accordance with the terms of the plan, shares that were: 1) not vested or exercised in full due to expiration or termination, or 2) tendered or withheld for payment of the exercise price or to satisfy tax withholding amounts.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item will be included in Oil-Dri’s Proxy Statement for its 2023 annual meeting of stockholders under the captions “CORPORATE GOVERNANCE MATTERS – Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item will be included in Oil-Dri’s Proxy Statement for its 2023 annual meeting of stockholders under the caption “Other Matters Relating to the Independent Auditor - Auditor Fees” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements are contained herein.

Consolidated Balance Sheets as of July 31, 2023 and July 31, 2022.

Consolidated Statements of Operations for the fiscal years ended July 31, 2023 and July 31, 2022.

Consolidated Statements of Comprehensive Income for the fiscal years ended July 31, 2023 and July 31, 2022.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended July 31, 2023 and July 31, 2022.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2023 and July 31, 2022.

Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2023 and July 31, 2022.

All other schedules are omitted because they are inapplicable, not required under the instructions or the information is included in the consolidated financial statements or notes thereto.

(a)(3)	The following documents are exhibits to this Report:

Exhibit No.	Description	SEC Document Reference
3.1	Certificate of Incorporation of Oil-Dri, as amended.	Incorporated by reference to Exhibit 4.1 to Oil-Dri’s Registration Statement on Form S-8 (Registration No. 333-57625), filed on June 24, 1998.

3.2	By-Laws of Oil-Dri Corporation of America, as Amended and Restated on December 12, 2017.	Incorporated by reference to Exhibit 3 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q filed on March 9, 2018.

4.1	Description of Capital Stock	Filed herewith

10.1	Memorandum of Agreement #1450 “Fresh Step“® dated as of March 12, 2001 between A&M Products Manufacturing Company and Oil-Dri.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

Exhibit No.	Description	SEC Document Reference
10.2	First Amendment, dated as of December 13, 2002, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

10.3	Second Amendment, dated as of October 15, 2007, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

10.4	Third Amendment, dated as of May 27, 2016, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

10.5	Exclusive Supply Agreement dated May 19, 1999 between Church & Dwight Co., Inc. and Oil-Dri.	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

10.6	Credit Agreement, dated January 27, 2006 among the Company, certain subsidiaries of the Company and Harris N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.7	First Amendment, dated as of December 19, 2008 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.8	Second Amendment, dated as of December 21, 2011 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 28, 2011.

10.9	Third Amendment, dated as of June 21, 2012 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.10	Fourth Amendment, dated as of December 4, 2014 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2014.

10.11	Fifth Amendment, dated as of January 31, 2019 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on January 31, 2019.

10.12	Annex A to the Fifth Amendment to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on January 31, 2019.

10.13	$18,500,000 Note Agreement dated as of November 12, 2010 among Oil-Dri Corporation of America, The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 16, 2010.

Exhibit No.	Description	SEC Document Reference
10.14	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of May 15, 2020, among Oil-Dri Corporation of America, PGIM, Inc. and existing noteholders and purchasers named therein.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on May 21, 2020.

10.15	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.16	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.17	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.18	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.19	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.20	First Amendment, effective July 1, 2020, to the Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.24 to Oil Dri's (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

10.21	Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

10.22	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.23	Second Amendment, effective as of October 15, 2015, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as previously amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 28, 2015.

10.24	Third Amendment to Oil-Dri Corporation of America 2006 Long Term Incentive Plan*	Incorporated by reference to Appendix A of Oil-Dri's (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 30, 2019

Exhibit No.	Description	SEC Document Reference
10.25	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.26	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.27	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.28	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.29	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.30	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.31	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.32	Form of 2018 Restricted Stock Agreement for Class B Stock under the Oil-Dri Corporation of America 2006 Long Term Incentive Plan.*	Incorporated by reference to Exhibit 10.29 to Oil-Dri's (file No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2018.

10.33	Fourth Amendment, dated as of December 4, 2020, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.†	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

10.34	Amendment No. 1 dated December 16, 2021 to the Amended and Restated Note Purchase and Private Shelf Agreement among Oil-Dri Corporation of America, PGIM, Inc. and existing noteholders and purchasers named therein.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on December 17, 2021.

10.35	Oil-Dri BMO - Modification to BMO Harris Bank N.A. Credit Agreement.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2022.

10.36	Amendment No. 2 to Amended and Restated Note Purchase and Private Shelf Agreement.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2022.

Exhibit No.	Description	SEC Document Reference
10.37	Sixth Amendment to Credit Agreement dated as of August 30, 2022, between Oil-Dri Corporation of America and BMO Harris Bank N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on September 6, 2022.

10.38	Amendment No. 3 to Amended and Restated Note Purchase and Private Shelf Agreement, dated August 30, 2022, among Oil-Dri Corporation of America, PGIM, Inc. and existing noteholders named therein.	Incorporated by reference to Exhibit 10.2 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on September 6, 2022.

10.39	Fifth Amendment, dated as of April 10, 2023, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.†	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12611) Quarterly Report on Form 10-Q for the quarter ended April 30, 2023.

10.40	Sixth Amendment, dated as of June 29, 2023, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.†	Filed herewith.

10.41	Seventh Amendment, dated as of September 21, 2023, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.†	Filed herewith.

14.1	Amended and Restated Code of Ethics	Available at Oil-Dri’s website at www.oildri.com or in print upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, IL 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.

21.1	Subsidiaries of Oil-Dri Corporation of America	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosure	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

Exhibit No.	Description	SEC Document Reference
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Furnished herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith.
†	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. A copy of the omitted portions will be furnished supplementally to the Securities and Exchange Commission upon request.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oil-Dri has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OIL-DRI CORPORATION OF AMERICA
(Registrant)

By	/s/ Daniel S. Jaffee
Daniel S. Jaffee
President and Chief Executive Officer, Director

Dated: October 12, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Daniel S. Jaffee	October 12, 2023
Daniel S. Jaffee
President and Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Susan M. Kreh	October 12, 2023
Susan M. Kreh
Chief Financial Officer
(Principal Financial Officer)

/s/ David M. Atkinson	October 12, 2023
David M. Atkinson
Vice President, Corporate Controller
(Controller)

/s/ Ellen-Blair Chube	October 12, 2023
Ellen-Blair Chube
Director

/s/ Paul M. Hindsley	October 12, 2023
Paul M. Hindsley
Director

/s/ Michael A. Nemeroff	October 12, 2023
Michael A. Nemeroff
Director

/s/ George C. Roeth	October 12, 2023
George C. Roeth
Director

/s/ Amy L. Ryan	October 12, 2023
Amy L. Ryan
Director

/s/ Patricia J. Schmeda	October 12, 2023
Patricia J. Schmeda
Director

/s/ Allan H. Selig	October 12, 2023
Allan H. Selig
Director

/s/ Paul E. Suckow	October 12, 2023
Paul E. Suckow
Director

/s/ Lawrence E. Washow	October 12, 2023
Lawrence E. Washow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2023	2022
	(in thousands)
Allowance for doubtful accounts and cash discounts:
Balance, beginning of year	$922	$1,174
(Reduction) addition	165	(237)
Net recovery		(15)
Balance, end of year	$1,087	$922

Valuation reserve for income taxes:
Balance, beginning of year	$1,761	$1,362
Change	(63)	399
Balance, end of year	$1,698	$1,761