Form 10-Q
period 2023-10-31
Oil-Dri Corp of America
filed 2023-12-11
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 31, 2023
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2023.
Common Stock – 5,132,405 Shares and Class B Stock – 2,170,415 Shares

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

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including, but not limited to, those described herein and in Item 1A, "Risk Factors", in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, and from time to time in our filings with the SEC. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

"Oil-Dri" is a registered trademark of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(Unaudited)

(in thousands, except for share and per share amounts)
ASSETS	October 31, 2023	July 31, 2023
Current Assets
Cash and cash equivalents	$29,579	$31,754
Accounts receivable, net allowances of $1,115 and $1,087 at October 31, 2023 and July 31, 2023, respectively	60,663	59,287
Inventories, net	43,832	42,612
Prepaid expenses	2,692	2,854
Total Current Assets	136,766	136,507

Property, Plant and Equipment
Cost	308,564	303,871
Less accumulated depreciation and amortization	(185,348)	(182,999)
Total Property, Plant and Equipment, Net	123,216	120,872

Other Assets
Goodwill	3,618	3,618
Trademarks and patents, net of accumulated amortization of $581 and $578 at October 31, 2023 and July 31, 2023, respectively	1,427	1,399
Customer list, net of accumulated amortization of $7,785 and $7,763 at October 31, 2023 and July 31, 2023, respectively	—	22
Deferred income taxes	7,028	7,201
Operating lease right-of-use assets	8,944	9,386
Other	7,769	7,230
Total Other Assets	28,786	28,856

Total Assets	$288,768	$286,235

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(Unaudited)

(in thousands, except for share and per share amounts)
LIABILITIES & STOCKHOLDERS’ EQUITY	October 31, 2023	July 31, 2023
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	14,867	17,101
Dividends payable	1,953	1,927
Operating lease liabilities	1,872	1,872
Accrued expenses	32,613	36,868
Total Current Liabilities	52,305	58,768

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $158 and $173 at October 31, 2023 and July 31, 2023, respectively	30,842	30,827
Deferred compensation	5,024	4,512
Long-term operating lease liabilities	8,345	8,810
Other	6,336	6,242
Total Noncurrent Liabilities	50,547	50,391

Total Liabilities	102,852	109,159

Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,807,223 shares at October 31, 2023 and 8,750,223 shares at July 31, 2023	881	875
Class B Stock, par value $.10 per share, issued 2,522,056 shares at October 31, 2023 and 2,397,056 shares at July 31, 2023	252	240
Additional paid-in capital	56,746	55,624
Retained earnings	209,585	200,796
Accumulated other comprehensive income	563	748
Less Treasury Stock, at cost (3,674,818 Common and 351,641 Class B shares at October 31, 2023 and 3,658,989 Common and 351,641 Class B shares at July 31, 2023)	(82,111)	(81,207)
Total Stockholders’ Equity	185,916	177,076

Total Liabilities & Stockholders’ Equity	$288,768	$286,235

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except for per share amounts)	For the Three Months Ended October 31,
	2023	2022

Net Sales	$111,438	$98,539
Cost of Goods Sold	(80,447)	(76,229)
Gross Profit	30,991	22,310
Selling, General and Administrative Expenses	(17,835)	(15,741)
Income from Operations	13,156	6,569

Other (Expense) Income
Interest expense	(361)	(364)
Interest income	175	56
Other, net	(140)	176
Total Other Expense, Net	(326)	(132)

Income Before Income Taxes	12,830	6,437
Income Tax Expense	(2,088)	(1,207)
Net Income	10,742	5,230
Net Loss Attributable to Noncontrolling Interest	—	(11)
Net Income Attributable to Oil-Dri	$10,742	$5,241

Net Income Per Share
Basic Common	$1.61	$0.80
Basic Class B Common	$1.21	$0.60
Diluted Common	$1.50	$0.78
Diluted Class B Common	$1.21	$0.59
Average Shares Outstanding
Basic Common	4,827	4,804
Basic Class B Common	1,967	1,942
Diluted Common	6,794	4,913
Diluted Class B Common	1,967	1,963
Dividends Declared Per Share
Basic Common	$0.290	$0.280
Basic Class B Common	$0.218	$0.210

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(in thousands)	For the Three Months Ended October 31,
	2023	2022

Net Income Attributable to Oil-Dri	$10,742	$5,241

Other Comprehensive Loss:
Pension and postretirement benefits (net of tax)	(19)	(8)
Cumulative translation adjustment	(166)	(385)
Other Comprehensive Loss	(185)	(393)
Total Comprehensive Income	$10,557	$4,848

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Consolidated Statements of Stockholders' Equity
(Unaudited)

	For the Three Months Ended October 31
	(in thousands, except share amounts)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders' Equity
Balance, July 31, 2022	11,083,824	(3,961,579)	$1,108	$52,467	$178,754	$(79,428)	$(2,183)	$(369)	$150,349
Net Income (Loss)	—	—	—	—	5,241	—	—	(11)	5,230
Other Comprehensive Loss	—	—	—	—	—	—	(393)	—	(393)
Dividends Declared	—	—	—	—	(1,860)	—	—	—	(1,860)
Purchases of Treasury Stock	—	(3,360)	—	—	—	(92)	—	—	(92)
Net issuance of stock under long-term incentive plans	38,850	(4,000)	4	124	—	(128)	—	—	—
Amortization of Restricted Stock	—	—	—	794	—	—	—	—	794
Balance, October 31, 2022	11,122,674	(3,968,939)	$1,112	$53,385	$182,135	$(79,648)	$(2,576)	$(380)	$154,028

Balance, July 31, 2023	11,147,279	(4,010,630)	$1,115	$55,624	$200,796	$(81,207)	$748	$—	$177,076
Net Income (Loss)	—	—	—	—	10,742	—	—	—	10,742
Other Comprehensive Loss	—	—	—	—	—	—	(185)	—	(185)
Dividends Declared	—	—	—	—	(1,953)	—	—	—	(1,953)
Purchases of Treasury Stock	—	(15,329)	—	—	—	(872)	—	—	(872)
Net issuance of stock under long-term incentive plans	182,000	(500)	18	14	—	(32)	—	—	—
Amortization of Restricted Stock	—	—	—	1,108	—	—	—	—	1,108
Balance, October 31, 2023	11,329,279	(4,026,459)	$1,133	$56,746	$209,585	$(82,111)	$563	$—	$185,916

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	For the Three Months Ended October 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2023	2022
Net Income	$10,742	$5,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,368	3,523
Non-cash stock-based compensation	1,108	794
Deferred income taxes	174	168
Provision for bad debts and cash discounts	28	55
Accretion of Asset Retirement Obligation	53	40
Loss on the disposals of property, plant and equipment	26	54
(Increase) Decrease in assets:
Accounts receivable	(1,487)	(1,622)
Inventories	(1,374)	(5,202)
Prepaid expenses	154	59
Other assets	341	443
Increase (Decrease) in liabilities:
Accounts payable	(1,289)	1,854
Accrued expenses	(4,365)	(1,601)
Deferred compensation	512	(400)
Other liabilities	(427)	(581)
Total Adjustments	(2,178)	(2,416)
Net Cash Provided by Operating Activities	8,564	2,814

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,064)	(6,737)
Net Cash Used in Investing Activities	(8,064)	(6,737)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(1,927)	(1,851)
Purchases of treasury stock	(872)	(92)
Net Cash Used in Financing Activities	(2,799)	(1,943)
Effect of exchange rate changes on Cash and Cash Equivalents	124	38
Net Decrease in Cash and Cash Equivalents	(2,175)	(5,828)
Cash and Cash Equivalents, Beginning of Period	31,754	16,298
Cash and Cash Equivalents, End of Period	$29,579	$10,470

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

(in thousands)	For the Three Months Ended October 31,
	2023	2022
Supplemental disclosures:
Other cash flows:
Income tax payments (refunds)	12	(87)
Non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$3,532	$1,381
Cash dividends declared and accrued, but not paid	$1,953	$1,860

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

/OIL-DRI CORPORATION OF AMERICA
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements and the related notes are condensed and should be read in conjunction with the Consolidated Financial Statements and related notes for the fiscal year ended July 31, 2023 included in our Annual Report on Form 10-K filed with the SEC.

The unaudited Condensed Consolidated Financial Statements include the accounts of Oil-Dri Corporation of America and its subsidiaries. All significant intercompany transactions are eliminated. Except as otherwise indicated herein or as the context otherwise requires, references to "Oil-Dri," the "Company," "we," "us" or "our" refer to Oil-Dri Corporation of America and its subsidiaries.

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three months ended October 31, 2023 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2024.

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

Summary of Significant Accounting Policies

Our significant accounting policies, which are summarized in detail in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, have not materially changed. The following is a description of certain of our significant accounting policies:

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

Property, Plant and Equipment. Property, plant and equipment includes depreciable assets such as building, machinery, equipment, furniture, and vehicles. These assets are depreciated using the straight-line method over their estimated useful lives. Major improvements are capitalized, while maintenance and repairs that do not extend the useful life of the applicable assets are expensed as incurred. Interest expense may also be capitalized for assets that require a period of time to get them ready for their intended use.

These assets are carried at cost on the Consolidated Balance Sheets and are reviewed for possible impairment on an annual basis or when circumstances indicate impairment that an asset may become impaired. We take into consideration idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value.

Capital parts are long-lived spare parts that are recorded net of a valuation reserve based on aging. The capital parts reserve was $1.7 million as of October 31, 2023 and $2.0 million as of July 31, 2023.

Land, Mining Property and Mineral Rights. We surface mine sorbent materials on property that we either own or lease as part of our overall operations. A significant part of our overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material used in a majority of our production processes. These stripping costs are treated as a variable inventory production cost and are included in cost of goods sold in the period they are incurred. We defer and amortize the pre-production overburden removal costs during the development phase associated with opening a new mine.

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

We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $0.1 million as of October 31, 2023, and no liability as of July 31, 2023. This liability is reported in Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. There was no revenue recognized during the three months ended October 31, 2023, that was included in the liability for advance payments at the beginning of the period.

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

Other Current and Noncurrent Liabilities. Other liabilities include the accruals for general expenses not yet paid, cash collected not yet vouchered, legal reserves, postretirement health benefit obligations, and reclamation liability accrual. Current liabilities are due to be paid within the next 12 months. Included in Other noncurrent liabilities on the unaudited Condensed Consolidated Balance Sheet is $4.5 million for the reclamation liability and $1.8 million for postretirement health benefits as of October 31, 2023.

Earnings Per Share. We utilize the two-class method to report our earnings per share ("EPS"). The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. Common Stock is entitled to cash dividends equal to at least 133.33% on a per share basis of the cash dividend paid on Class B Stock. In computing earnings per share, the Company has allocated dividends declared to Common and Class B shares based on amounts actually declared for each class of stock and 33.33% more of the undistributed earnings have been allocated to Common Stock than to the Class B shares on a per share basis. Common Stock is entitled to one vote per share and Class B Stock is entitled to ten votes per share. Common Stock have no conversion rights. Class B Stock is convertible on a share-by-share basis into Common Stock at any time and is subject to mandatory conversion under certain circumstances. Basic EPS is computed by dividing net earnings, reduced for any distributed and undistributed earnings allocated to unvested restricted shares, by the weighted-average number of shares outstanding during the period for each class of share. Diluted EPS, for each class of common stock, is computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. Dilution for common stock takes into consideration the effect of both unvested restricted shares and convertible Class B shares, if the effect is dilutive. Dilution for Class B takes into consideration the effect of unvested restricted shares, if the effect is dilutive. Below is a reconciliation of the calculation of basic and diluted EPS.

	For the Three Months Ended October 31, 2023
	(in thousands, except for per share data)
	Total	Common	Class B
Net income	$10,742	$8,236	$2,506
Distributed and undistributed earnings on restricted shares	(570)	(453)	(117)
Income available to stockholders	$10,172	$7,783	$2,389

Net Income (Numerator)		$7,783	$2,389
Weighted Average Shares Outstanding (Denominator)		4,827	1,967
Basic EPS		$1.61	$1.21

Effect of dilution - Net Income (1)		$2,389	$—
Net income assuming dilution (Numerator)		$10,172	$2,389

Effect of dilution - Shares (1)		1,967	$—
Shares assuming dilution (Denominator)		6,794	$1,967
Diluted EPS		$1.50	$1.21
(1) The impact of unvested restricted stock was anti-dilutive therefore not included in the calculation of diluted EPS

2. NEW ACCOUNTING PRONOUNCEMENTS AND REGULATIONS
There have been no new accounting pronouncements adopted in the period or issued but not yet adopted by us which are expected to have a material impact on our Consolidated Financial Statements.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	October 31, 2023	July 31, 2023
Finished goods	$23,734	$21,943
Packaging	7,434	8,007
Spare parts, net	6,379	5,981
Other	6,285	6,681
Total Inventories	$43,832	$42,612

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor, and other overhead costs. Included in Other is the inventory obsolescence reserve of $0.7 million as of October 31, 2023, and $0.8 million as of July 31, 2023. Spare parts in inventory are recorded net of a valuation reserve based on aging. The spare parts reserve was $3.0 million as of October 31, 2023, and $2.9 million as of July 31, 2023.

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
Level 3: Unobservable inputs.

Cash equivalents are primarily money market mutual funds classified as Level 1. We had $15.4 million cash equivalents as of October 31, 2023 and July 31, 2023.

Balances of accounts receivable and accounts payable approximated their fair values at October 31, 2023 and July 31, 2023 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $29.0 million and $29.7 million as of October 31, 2023 and July 31, 2023, respectively, and are classified as Level 2. The fair value was estimated using the exit price notion by discounting future cash flows based on an observable market rate.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, other than goodwill, include trademarks, patents, and customer lists. Estimated intangible amortization for fiscal year 2024 is $0.1 million. Estimated intangible amortization for each of the next five fiscal years is $0.1 million. We have one acquired trademark recorded at a cost of $0.4 million that was determined to have an indefinite life and is not amortized.

There have been no triggering events in fiscal years 2024 or 2023 that would indicate a new impairment analysis is needed.

6. ACCRUED EXPENSES

Accrued expenses is as follows (in thousands):

	October 31, 2023	July 31, 2023
Salaries, Wages, Commissions and Employee Benefits	$9,556	$19,054
Freight	3,016	3,078
Georgia Landfill Modification Reserve	2,469	2,469
Income Tax	2,359	521
Trade Promotions and Advertising	2,352	2,292
Real Estate Tax	1,508	1,038
Other	11,353	8,416
	$32,613	$36,868

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

In the second quarter of fiscal year 2023, we recorded a reserve of $2.5 million for anticipated modification costs that we expect to incur to address capacity issues at our sole landfill located in Ochlocknee, Georgia. Reserves are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of the reserve represents management’s best estimate of the costs for the modification with respect to this matter. There have been no changes to the reserve estimate in the first quarter of fiscal year 2024. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards, and emerging technologies for handling site modification. Consequently, it is reasonably possible that modification costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows.

8. DEBT

We are party to an Amended and Restated Note Purchase and Private Shelf Agreement (as amended, the "Note Agreement") with PGIM, Inc. ("Prudential") and certain existing noteholders and purchasers affiliated with Prudential named therein. Pursuant to the Note Agreement on May 15, 2021 we issued $10 million in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030, of which $7 million aggregate principal amount remained outstanding as of October 31, 2023. On December 16, 2021, under the Note Agreement we issued an additional $25 million in aggregate principal amount of our 3.25% Series C Senior Notes due December 16, 2031, all of which remained outstanding as of October 31, 2023. The Amended Note Agreement also provides us with the ability to request, from time to time, that Prudential affiliate(s) purchase, at Prudential’s discretion and on an uncommitted basis, additional senior unsecured notes of Oil-Dri (the “Shelf Notes,” and collectively with the Series A Notes, Series B Notes, and Series C Notes, the “Notes”) in an aggregate principal amount of up to $75 million minus the aggregate principal amount of Notes then outstanding and Shelf Notes that have been accepted for purchase. Interest payable on any Shelf Note agreed to be purchased under the Note Agreement will be at a rate determined by Prudential and will mature no more than fifteen years after the date of original issue of such Shelf Note.

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

The Credit Agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. On August 30, 2022, we entered into the Sixth Amendment to the Credit Agreement (the "Sixth Amendment"). The Sixth Amendment extended the facility termination date to August 30, 2027; replaced the LIBOR-based reference rate with an adjusted term Secured Overnight Financing Rate ("SOFR"); revised the method for calculating consolidated EBITDA and consolidated debt for purposes of the Credit Agreement; modified certain restrictive covenants, including increasing the unsecured indebtedness basket from $50 million to $75 million; and revised the existing financial covenants by replacing the consolidated debt covenant with a covenant to maintain a maximum debt to earnings ratio, lowering the minimum fixed charge coverage ratio level and revising the method for calculating the fixed charge coverage ratio. As of October 31, 2023, and July 31, 2023, we were in compliance with the covenants. There were no borrowings during the first quarter of fiscal year 2024. However, we had $1.0 million of letters of credit outstanding as of October 31, 2023 and July 31, 2023 under this agreement.

The Credit Agreement states that we may select a variable interest rate based on either the BMO Harris prime rate or an adjusted SOFR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of October 31, 2023, the variable rates would have been 8.50% for the BMO Harris prime-based rate or 5.38% for the adjusted SOFR-based rate.

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

We have no material finance leases, and variable costs for operating leases are immaterial for the three months ended October 31, 2023. Operating lease costs are included in Cost of Goods Sold or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended October 31,

	2023	2022
Operating Lease Cost
Operating lease cost	$546	$696
Short-term operating lease cost	2	1

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended October 31,

	2023	2022
Other Information
Cash paid for amounts included in the measurement of operating lease liabilities:	$461	$595
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$21

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	October 31, 2023	July 31, 2023
Weighted-average remaining lease term - operating leases	7.1 years	7.7 years
Weighted-average discount rate - operating leases	4.19%	4.03%

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of October 31, 2023, (in thousands):

2024	$1,686
2025	2,167
2026	1,848
2027	1,432
2028	883
Thereafter	3,825
Total	11,841
Less: imputed interest	(1,624)
Net lease obligation	$10,217

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Oil-Dri Corporation of America Pension Plan ("Pension Plan") was a defined benefit pension plan for eligible salaried and hourly employees. Pension benefits were based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service. On January 9, 2020, Oil-Dri amended the Pension Plan to freeze participation, all future benefit accruals and accrual of benefit service, including consideration of compensation increases, effective March 1, 2020. Consequently, the Pension Plan was closed to new participants and existing participants no longer earned additional benefits on or after March 1, 2020. On September 20, 2022, the Company's Board of Directors approved a resolution to terminate the Company's defined benefit pension plan. The pension obligations were fully settled in April 2023.

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

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2023	2022
Interest cost	$—	$335
Expected return on plan assets	—	(558)
Amortization of:
Other actuarial loss	—	9
Net periodic benefit cost	$—	$(214)

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended October 31,
	2023	2022
Service cost	$19	$22
Interest cost	22	20
Amortization of:
Other actuarial loss	(24)	(18)
Prior service costs	(2)	(2)
Net periodic benefit cost	$15	$22

The non-service cost components of net periodic benefit cost are included in Other Income (Expense) in the line item Other, net on the unaudited Condensed Consolidated Statements of Income.

The discount rate for the net periodic benefit cost used in the calculation of the postretirement health benefits was 4.90% and 3.82% for the three months ended October 31, 2023, and 2022, respectively. The medical cost trend assumption for postretirement health benefits was 8.20%. The graded trend rate is expected to decrease to an ultimate rate of 4.90% in fiscal year 2044.

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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended October 31,
Product	2023	2022	2023	2022
Cat Litter	$—	$—	$60,861	$54,198
Industrial and Sports	—	—	11,416	$10,654
Agricultural and Horticultural	10,315	10,003	—	—
Bleaching Clay and Fluids Purification	22,406	18,229	—	$—
Animal Health and Nutrition	6,440	5,455	—	—
Net Sales	$39,161	$33,687	72,277	$64,852

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

	Assets
	October 31, 2023	July 31, 2023
	(in thousands)
Business to Business Products Group	$86,596	$84,424
Retail and Wholesale Products Group	140,819	136,262
Unallocated Assets	61,353	65,549
Total Assets	$288,768	$286,235

Net sales and operating income for each segment are provided below. The corporate expenses line includes certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as information systems, finance, legal, human resources and customer service.

	For the Three Months Ended October 31,
	Net Sales		Income
	2023	2022	2023	2022
	(in thousands)
Business to Business Products Group	$39,161	$33,687	$11,123	$7,257
Retail and Wholesale Products Group	$72,277	64,852	$11,331	7,574
Net Sales	$111,438	$98,539
Corporate Expenses			(9,298)	(8,262)
Income from Operations			13,156	6,569
Total Other Expenses, Net			(326)	(132)
Income before Income Taxes			12,830	6,437
Income Tax Expense			(2,088)	(1,207)
Net Income			10,742	5,230
Net Loss Attributable to Noncontrolling Interest			—	(11)
Net Income Attributable to Oil-Dri			$10,742	$5,241

12. STOCK-BASED COMPENSATION

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan, as amended (the "2006 Plan"), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,219,500. As of October 31, 2023, there were 120,805 Common Stock or Class B shares available for future grants under this plan.

Restricted Stock

All of our non-vested restricted stock as of October 31, 2023 was issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 57 thousand and 40 thousand restricted shares of Common Stock granted during the first quarter of fiscal years 2024 and 2023, respectively. There were 125 thousand restricted shares of Class B shares granted during the first quarter of fiscal year 2024 and none in fiscal year 2023. Stock-based compensation was $0.8 million for the first quarter of fiscal years 2024 and 2023, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2023	348	$32.95
Granted	182	$62.29
Vested	(57)	$36.89
Forfeitures	(1)	$64.00
Non-vested restricted stock outstanding at October 31, 2023	472	$43.75

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of October 31, 2023 (in thousands):

	Pension and Postretirement Health Benefits	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2023	$1,012	$(264)	$748
Other comprehensive loss before reclassifications, net of tax	—	(166)	(166)
Amounts reclassified from accumulated other comprehensive income, net of tax	(19)	—	(19)
Net current-period other comprehensive loss, net of tax	(19)	(166)	(185)
Balance as of October 31, 2023	$993	$(430)	$563

14. RELATED PARTY TRANSACTIONS
One member of our Board is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $0.1 million for the first three months of fiscal years 2024 and 2023. There were no outstanding accounts payable to that vendor as of October 31, 2023, or July 31, 2023.

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

RESULTS OF OPERATIONS

OVERVIEW

In the first quarter of fiscal year 2024 consolidated net sales reached a new all-time high with top line growth in both the Retail and Wholesale Products Group and the Business to Business Products Group. Within Retail & Wholesale, pricing actions to improve profitability drove the increase in net sales. Within Business to Business, revenue growth was driven by higher prices coupled with increased volumes. Consolidated net sales increased $12.9 million or 13% in the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023. Consolidated income from operations in the first quarter of fiscal year 2024 increased $6.6 million or 100% when compared to the same period in fiscal year 2023.

Although expenses continued to increase, consolidated net income for the three months ended October 31, 2023, was $10.7 million, compared to $5.2 million in the three months ended October 31, 2022.

Our Consolidated Balance Sheets as of October 31, 2023, and our Consolidated Statements of Cash Flows for the first quarter of fiscal year 2024 show a decrease in total cash and cash equivalents from fiscal year-end 2023. The decrease is driven mostly by capital expenditures on property, plant & equipment and dividend payments offset by increases in cash from operations. Refer to the "Liquidity and Capital Resources" section below.

THREE MONTHS ENDED OCTOBER 31, 2023 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2022

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended October 31, 2023, were $111.4 million, a 13% increase compared to net sales of $98.5 million for the three months ended October 31, 2022. Net sales increased for both our R&W and B2B products groups, primarily due to price increases implemented across both product groups and volume growth in our B2B products group.

Consolidated gross profit in the first quarter of fiscal year 2024 was $31.0 million, an increase of $8.7 million, or 39%, from gross profit of $22.3 million in the first quarter of fiscal year 2023. Our gross margin (defined as gross profit as a percentage of net sales) in the first quarter of fiscal year 2024 increased to 28% from 23% in the same period of fiscal year 2023. Our domestic cost of goods sold per ton increased 11%, driven primarily by per ton increases in non-fuel manufacturing, freight, and packaging offset by lower per ton natural gas costs. Non-fuel manufacturing costs per ton increased 15% during the first quarter of fiscal year 2024 compared to first quarter of fiscal year 2023, mainly due to higher per ton costs of labor, repairs and replacement of assets, and depreciation, offset by a decrease in the per ton cost of purchased materials. Domestic freight costs per ton increased 14% in the first quarter of fiscal year 2024 compared to the same period of fiscal year 2023 due to a significant customer in our cat litter business that altered shipping terms in January 2023 from collect to delivered which increased our overall freight cost. Excluding the impact of this specific customer, per ton domestic freight costs would have decreased 3% quarter over quarter. Ocean freight costs have also decreased due to both lower rates and export fees. However, our overall freight costs can vary between periods depending on the mix of products sold and the geographic distribution of our customers. Packaging costs per ton increased 2% in the first quarter of fiscal year 2024 compared to the same period of fiscal year 2023. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices. Per ton cost of natural gas decreased 55% in the first quarter of fiscal year 2024 compared to the same period of fiscal year 2023 due to a decrease in natural gas prices.

Total SG&A expenses of $17.8 million for the first quarter of fiscal year 2024 were higher by $2.1 million, or 13%, compared to $15.7 million for the first quarter of fiscal year 2023. Unallocated corporate expenses were higher by $1.0 million, or 13%, driven by higher compensation-related expenses, including salaries and bonus accruals. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments.

Total other expenses were $0.3 million for the first quarter of fiscal year 2024 compared to $0.1 million in the same period of fiscal year 2023.

Consolidated net income before taxes for the first quarter of fiscal year 2024 was $12.8 million compared to $6.4 million for the first quarter of fiscal year 2023. Results for the first quarter of fiscal year 2024 were driven by the factors discussed above.

We had a tax expense for the first quarter of fiscal year 2024 of $2.1 million compared to $1.2 million for the first quarter of fiscal year 2023. Our tax expense was driven primarily by higher net income. We used an estimated annual effective tax rate ("ETR") of 16% in determining our provision for income taxes, which is based on expected annual taxable income.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the first quarter of fiscal year 2024 were $39.2 million, an increase of $5.5 million, or 16%, from net sales of $33.7 million for the first quarter of fiscal year 2023, with increases across all three of our principal product lines within this group. Net sales of our fluids purification products increased $4.2 million, or 23%, compared to the first quarter of the prior fiscal year. The increase in net sales was primarily driven by new customers in the renewable diesel business in North America, as well as continued demand for our products used in the filtration of edible oil and to a lesser extent pricing. Net sales increased in North America, our subsidiary in the UK, and the region including Europe, Middle East, and Africa ("EMEA"), partially offset by a decrease in Latin America and Asia when compared to the first quarter of fiscal year 2023. Net sales of our animal health and nutrition products increased $1.0 million, or 18%, during the first quarter of fiscal year 2024 compared to the same period of fiscal year 2023. The increase in net sales was driven by North America, our subsidiary in China, and Asia, partially offset by a reduction in net sales from all other regions. North America sales increased due to a combination of higher prices and stronger demand by existing customers when compared to the first quarter of fiscal year 2023. Net sales of our subsidiary in China were driven by the sell off of existing inventory, as discussed further in the "Foreign Operations" section below. Net sales of our agricultural and horticultural chemical carrier products increased $0.3 million, or 3%, for the first quarter of fiscal year 2024 compared to the same period in fiscal year 2023. This is a result of strategic price increases and favorable mix of products.

SG&A expenses for the Business to Business Products Group decreased 7% or $0.3 million in the first months of fiscal year 2024 compared to the same period of the prior fiscal year. The decrease is mainly driven by a decrease in allocated technical service support cost from the Innovation Center and Microbiology Lab, offset by an increase in compensation, including bonus and travel-related expenses, paid to teammates and consultants.

The Business to Business Products Group’s operating income for the first quarter of fiscal year 2024 was $11.1 million, an increase of $3.9 million, or 53%, from operating income of $7.3 million for the first quarter of fiscal year 2023. The increase in operating income was mostly driven by higher net sales across all business within this segment as discussed above.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the first quarter of fiscal year 2024 were $72.3 million, an increase of $7.4 million, or 11%, from net sales of $64.9 million for the same period of fiscal year 2023 mainly driven by higher net sales of cat litter offset partially by a decline in our co-packaged cat litter business. Total global cat litter net sales for the first quarter of fiscal year 2024 increased $6.7 million, or 12%, compared to the first quarter of fiscal year 2023 driven mostly by pricing. Domestic cat litter net sales were $55.0 million, an increase of $8.2 million from the first quarter of fiscal year 2023 due to pricing. Net sales increased across all products except for private label heavy weight litter, with the greatest increase driven by sales of branded light weight scoopable and private label coarse litters. Net sales of co-packaged cat litter products decreased $1.6 million compared to the same period in fiscal year 2023. This decrease was primarily driven by a cyberattack on our customer which prevented them from placing and receiving orders during the first quarter of fiscal year 2024. Net sales of cat litter by our subsidiary in Canada increased period over period, as discussed in "Foreign Operations" below. Net sales of our global industrial and sports products increased $0.8 million, or 7%, compared to the first quarter of fiscal year 2023, primarily driven by increased demand of our synthetic absorbent products and higher prices of our clay-based floor absorbent products. This was further supplemented by an increase in net sales of industrial products by our subsidiary in Canada as discussed further in the "Foreign Operations" section below.

SG&A expenses for the Retail and Wholesale Products Group were $1.2 million, or 32%, higher during the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023, primarily due to advertising spend. We anticipate total advertising expense in fiscal year 2024 to be higher than fiscal year 2023, however spread more evenly throughout the year.

The Retail and Wholesale Products Group's operating income for the first three months of fiscal year 2024 was $11.3 million, an increase of $3.8 million, or 50%, from operating income of $7.6 million for the same period of fiscal year 2023. This was driven primarily by the increase in gross margins due to price increases, partially offset by higher cost of goods sold as discussed above.

FOREIGN OPERATIONS

Foreign operations include our subsidiary in Canada, which is reported in the Retail and Wholesale Products Group, and our subsidiaries in the UK, Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the first quarter of fiscal year 2024 were $7.0 million, an increase of 21%, compared to net sales of $5.8 million during the first quarter of fiscal year 2023. All of our foreign operations, with the exception of our subsidiaries in Mexico and Indonesia, experienced an increase in net sales during the first quarter of fiscal year 2024 compared to the same period of fiscal year 2023. Net sales of our subsidiary in China increased $0.9 million, or 117%, during the first quarter of fiscal year 2024 compared to the same period of fiscal year 2023 due to the sell off of all existing inventory to the new master distributor. Future sales to China will be directly though the Company and not through our subsidiary in China. Net sales of our subsidiary in the United Kingdom in the first quarter of fiscal year 2024 increased by $0.4 million, or 87%, compared to net sales in the first quarter of fiscal year 2023. The increase is driven by a combination of higher demand of edible oil filtration products and price increases. Total net sales of our subsidiary in Canada during this period increased by $0.2 million, or 6%, compared to the same period in fiscal year 2023 driven by higher net sales of floor absorbents and private label cat litter. The increase in floor absorbent sales was driven by a combination of higher volume and pricing while the increase in cat litter sales was mainly due to price increases instituted in response to rising costs. Net sales of our subsidiary in Mexico decreased during the first quarter of fiscal year 2024 compared to the same period of fiscal year 2023 by $0.2 million, or 26%. Net sales by our foreign subsidiaries represented 6% of our consolidated net sales in the first quarter of both fiscal year 2024 and 2023.

Our foreign subsidiaries reported net income of $0.6 million for the first quarter of fiscal year 2024, compared to $0.5 million in the first quarter of fiscal year 2023. The increase in net income in the first quarter of fiscal year 2024 was primarily driven by price and volume increases in Canada and the UK.

Identifiable assets of our foreign subsidiaries as of October 31, 2023, were $11.8 million, compared to $14.6 million as of July 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to fund our capital requirements, including funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; and, from time to time, business acquisitions, and funding our debt service requirements. During the first quarter of fiscal year 2024, we principally funded these short and long-term capital requirements using cash from current operations as well as cash generated in fiscal year 2023 from borrowings under our Series C Notes.

We currently anticipate cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements. In addition, we are actively monitoring the timing and collection of our accounts receivable.
The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended October 31,
	2023	2022
Net cash provided by operating activities	$8,564	$2,814
Net cash used in investing activities	(8,064)	(6,737)
Net cash used in financing activities	(2,799)	(1,943)
Effect of exchange rate changes on cash and cash equivalents	124	38
Net decrease in cash and cash equivalents	$(2,175)	$(5,828)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the first quarter of fiscal years 2024 were as follows:

Accounts receivable, less allowance for doubtful accounts, increased $1.5 million in the first quarter of fiscal year 2024. The increase in accounts receivable was driven primarily by higher net sales as sales prices increased, offset by the level and timing of collections due to payment terms.

Inventory increased by $1.4 million in the first quarter of fiscal year 2024 due to a combination of rising costs, specifically due to labor and repairs and the building of inventory levels for anticipated seasonal demand and to avoid any potential supply chain disruptions.

Accounts payable decreased by $1.3 million in the first quarter of fiscal year 2024. The decrease is mainly due to the timing of payments, cost of goods and services we purchase, production volume levels and vendor payment terms.

Accrued expenses decreased $4.4 million in the first quarter of fiscal year 2024. The decrease is mainly due to the payout of annual bonuses offset by an increase in the income tax liability and other miscellaneous expenses which fluctuate due to timing of payments, changes in the cost of goods and services we purchase, production volume levels and vendor payment terms.

Net cash used in investing activities

Cash used in investing activities of $8.1 million in the first quarter of fiscal year 2024 was driven by capital expenditures. During the first quarter of fiscal year 2024 we expanded our plant equipment and improved our facilities to support increased demand for our products.

Net cash used in financing activities

Cash used in financing activities of $2.8 million in the first quarter of fiscal year 2024 was primarily used for dividend payments.

Other

Total cash balances held by our foreign subsidiaries of $4.0 million as of October 31, 2023, decreased compared to $5.2 million as of July 31, 2023. See further discussion in "Foreign Operations" above.

As of October 31, 2023, we had remaining authority to repurchase 407,150 shares of Common Stock and 262,092 shares of Class B Stock under a repurchase plan approved by our Board of Directors (the "Board"). Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management pursuant to the repurchase plan approved by our Board.

We believe that cash flow from operations, availability under our Note Agreement and revolving credit facility under our Credit Agreement, current cash balances and our ability to obtain other financing, if necessary, will provide sufficient liquidity for foreseeable working capital needs, capital expenditures at existing facilities, deferred compensation payouts, dividend payments and debt service obligations for at least the next 12 months. See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We expect capital expenditures in fiscal year 2024 to be greater than in fiscal year 2023. We do not believe that these increased capital expenditures will dramatically impact our cash position; however, our cash requirements are subject to change as business conditions warrant and opportunities arise.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company's operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended July 31, 2023. There have been no material changes to our risk factors since the Company's Annual Report on Form 10-K for the year ended July 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2023, we did not sell any securities which were not registered under the Securities Act of 1933, as amended. The following chart summarize our Common Stock and Class B stock purchases during this period. There are no shares of our Class A Common Stock currently outstanding.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
For the Three Months Ended October 31, 2023	Total Number of Shares Purchased[3]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[4]
Common Stock
August 1, 2023 to August 31, 2023	—	$—	—	411,471
September 1, 2023 to September 30, 2023	—	$—	—	411,471
October 1, 2023 to October 31, 2023	4,321	$56.87	—	407,150
Class B Stock
August 1, 2023 to August 31, 2023	—	$—	—	273,100
September 1, 2023 to September 30, 2023	—	$—	—	273,100
October 1, 2023 to October 31, 2023	11,008	$56.87	—	262,092

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock and Class B Stock. No shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 of the Annual Report on Form 10-K for the fiscal year ended July 31, 2023

2 The figures in the table reflect transactions according to the settlement dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to the settlement dates.

3 All 15,329 shares were surrendered by employees to pay taxes related to restricted stock awards.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

10.1	Amendment No. 4 to Amended and Restated Note Purchase and Private Shelf Agreement, dated September 21, 2023 among Oil-Dri Corporation of America, PGIM, Inc. and existing note holders named therein.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on September 22, 2023.

31	Certifications pursuant to Rule 13a–14(a).	Filed herewith.

32	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosures.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101	Filed herewith.

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

Dated:  December 11, 2023