Form 10-Q
period 2024-01-31
Oil-Dri Corp of America
filed 2024-03-07
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 31, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Non-accelerated Filer ☐
Accelerated Filer ☒	Smaller Reporting Company ☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 29, 2024.
Common Stock – 5,125,142 Shares and Class B Stock – 2,161,907 Shares

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and those statements elsewhere in this report and other documents that we file with the Securities and Exchange Commission ("SEC"), contain forward-looking statements, within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Forward-looking statements can be identified by words such as "expect," "outlook," "forecast," "would," "could," "should," "project," "intend," "plan," "continue," "believe," "seek," "estimate," "anticipate," "may," "assume," "potential," "strive," and similar references to future periods.

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including, but not limited to, those described herein and in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, and from time to time in our other filings with the SEC. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected, planned or otherwise expressed in any forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

"Oil-Dri" is a registered trademark of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(Unaudited)

(in thousands, except for share and per share amounts)
ASSETS	January 31, 2024	July 31, 2023
Current Assets
Cash and cash equivalents	$27,800	$31,754
Accounts receivable, net allowances of $1,072 and $1,087 at January 31, 2024 and July 31, 2023, respectively	59,336	59,287
Inventories, net	46,230	42,612
Prepaid expenses	6,067	2,854
Total Current Assets	139,433	136,507

Property, Plant and Equipment
Cost	315,908	305,851
Less accumulated depreciation and amortization	(190,881)	(184,979)
Total Property, Plant and Equipment, Net	125,027	120,872

Other Assets
Goodwill	3,618	3,618
Intangible assets, net of accumulated amortization of $8,383 and $8,341 at January 31, 2024 and July 31, 2023, respectively	1,454	1,421
Deferred income taxes	6,820	7,201
Operating lease right-of-use assets	12,649	9,386
Other	7,151	7,230
Total Other Assets	31,692	28,856

Total Assets	$296,152	$286,235

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(Unaudited)

(in thousands, except for share and per share amounts)
LIABILITIES & STOCKHOLDERS’ EQUITY	January 31, 2024	July 31, 2023
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	12,009	17,101
Dividends payable	1,963	1,927
Operating lease liabilities	2,637	1,872
Accrued expenses	28,554	36,868
Total Current Liabilities	46,163	58,768

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $149 and $173 at January 31, 2024 and July 31, 2023, respectively	30,851	30,827
Deferred compensation	5,423	4,512
Long-term operating lease liabilities	11,251	8,810
Other	6,426	6,242
Total Noncurrent Liabilities	53,951	50,391

Total Liabilities	100,114	109,159
Commitments and contingencies (See note 7)
Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,817,723 shares at January 31, 2024 and 8,750,223 shares at July 31, 2023	882	875
Class B Stock, par value $.10 per share, issued 2,524,556 shares at January 31, 2024 and 2,397,056 shares at July 31, 2023	252	240
Additional paid-in capital	58,205	55,624
Retained earnings	219,995	200,796
Accumulated other comprehensive income	733	748
Less Treasury Stock, at cost (3,694,081 Common and 362,649 Class B shares at January 31, 2024 and 3,658,989 Common and 351,641 Class B shares at July 31, 2023)	(84,029)	(81,207)
Total Stockholders’ Equity	196,038	177,076

Total Liabilities & Stockholders’ Equity	$296,152	$286,235

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except for per share amounts)	For the Six Months Ended January 31,
	2024	2023

Net Sales	$217,106	$200,208
Cost of Goods Sold	(155,173)	(154,882)
Gross Profit	61,933	45,326
Selling, General and Administrative Expenses	(33,612)	(31,451)
Income from Operations	28,321	13,875

Other (Expense) Income
Interest expense	(723)	(731)
Interest income	472	115
Other, net	(558)	(1,783)
Total Other Expense, Net	(809)	(2,399)

Income Before Income Taxes	27,512	11,476
Income Tax Expense	(4,388)	(2,400)
Net Income	23,124	9,076
Net Loss Attributable to Noncontrolling Interest	—	(21)
Net Income Attributable to Oil-Dri	$23,124	$9,097

Earnings Per Share
Basic Common	$3.44	$1.37
Basic Class B Common	$2.58	$1.03
Diluted Common	$3.19	$1.34
Diluted Class B Common	$2.58	$1.02
Average Shares Outstanding
Basic Common	4,856	4,817
Basic Class B Common	1,971	1,953
Diluted Common	6,827	4,937
Diluted Class B Common	1,971	1,975
Dividends Declared Per Share
Basic Common	$0.580	$0.560
Basic Class B Common	$0.436	$0.420

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(in thousands)	For the Six Months Ended January 31,
	2024	2023

Net Income Attributable to Oil-Dri	$23,124	$9,097

Other Comprehensive Loss:
Pension and postretirement benefits (net of tax)	(43)	(13)
Cumulative translation adjustment	28	(129)
Other Comprehensive Loss	(15)	(142)
Total Comprehensive Income	$23,109	$8,955

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended January 31,
	2024	2023

Net Sales	$105,668	$101,669
Cost of Goods Sold	(74,726)	(78,653)
Gross Profit	30,942	23,016
Selling, General and Administrative Expenses	(15,777)	(15,710)
Income from Operations	15,165	7,306

Other (Expense) Income
Interest expense	(362)	(367)
Interest income	297	59
Other, net	(418)	(1,959)
Total Other Expense, Net	(483)	(2,267)

Income Before Income Taxes	14,682	5,039
Income Tax Expense	(2,300)	(1,193)
Net Income	12,382	3,846
Net Loss Attributable to Noncontrolling Interest	—	(10)
Net Income Attributable to Oil-Dri	$12,382	$3,856

Net Income Per Share
Basic Common	$1.84	$0.58
Basic Class B Common	$1.38	$0.44
Diluted Common	$1.70	$0.56
Diluted Class B Common	$1.38	$0.43
Average Shares Outstanding
Basic Common	4,883	4,829
Basic Class B Common	1,977	1,964
Diluted Common	6,860	4,965
Diluted Class B Common	1,977	1,985
Dividends Declared Per Share
Basic Common	$0.290	$0.280
Basic Class B Common	$0.218	$0.210

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended January 31,
	2024	2023

Net Income Attributable to Oil-Dri	$12,382	$3,856

Other Comprehensive Income:
Pension and postretirement benefits (net of tax)	(24)	(5)
Cumulative translation adjustment	194	256
Other Comprehensive Income	170	251
Total Comprehensive Income	$12,552	$4,107

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Consolidated Statements of Stockholders' Equity
(Unaudited)

	For the Three Months Ended January 31
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance, October 31, 2022	11,122,674	(3,968,939)	$1,112	$53,385	$182,135	$(79,648)	$(2,576)	$(380)	$154,028
Net Income (Loss)	—	—	—	—	3,856	—	—	(10)	3,846
Other Comprehensive Income	—	—	—	—	—	—	251	—	251
Dividends Declared	—	—	—	—	(1,858)	—	—	—	(1,858)
Purchases of Treasury Stock	—	(4,133)	—	—	—	(133)	—	—	(133)
Net issuance of stock under long-term incentive plans	18,605	(3,246)	2	103	—	(105)	—	—	—
Amortization of Restricted Stock	—	—	—	840	—	—	—	—	840
Balance, January 31, 2023	11,141,279	(3,976,318)	$1,114	$54,328	$184,133	$(79,886)	$(2,325)	$(390)	$156,974

Balance, October 31, 2023	11,329,279	(4,026,459)	$1,133	$56,746	$209,585	$(82,111)	$563	$—	$185,916
Net Income (Loss)	—	—	—	—	12,382	—	—	—	12,382
Other Comprehensive Income	—	—	—	—	—	—	170	—	170
Dividends Declared	—	—	—	—	(1,972)	—	—	—	(1,972)
Purchases of Treasury Stock	—	(24,746)	—	—	—	(1,703)	—	—	(1,703)
Net issuance of stock under long-term incentive plans	13,000	(5,525)	1	213	—	(215)	—	—	(1)
Amortization of Restricted Stock	—	—	—	1,246	—	—	—	—	1,246
Balance, January 31, 2024	11,342,279	(4,056,730)	$1,134	$58,205	$219,995	$(84,029)	$733	$—	$196,038

	For the Six Months Ended January 31
	(in thousands, except share amounts)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders' Equity
Balance, July 31, 2022	11,083,824	(3,961,579)	$1,108	$52,467	$178,754	$(79,428)	$(2,183)	$(369)	$150,349
Net Income (Loss)	—	—	—	—	9,097	—	—	(21)	9,076
Other Comprehensive Loss	—	—	—	—	—	—	(142)	—	(142)
Dividends Declared	—	—	—	—	(3,718)	—	—	—	(3,718)
Purchases of Treasury Stock	—	(7,493)	—	—	—	(225)	—	—	(225)
Net issuance of stock under long-term incentive plans	57,455	(7,246)	6	227	—	(233)	—	—	—
Amortization of Restricted Stock	—	—	—	1,634	—	—	—	—	1,634
Balance, January 31, 2023	11,141,279	(3,976,318)	$1,114	$54,328	$184,133	$(79,886)	$(2,325)	$(390)	$156,974

Balance, July 31, 2023	11,147,279	(4,010,630)	$1,115	$55,624	$200,796	$(81,207)	$748	$—	$177,076
Net Income (Loss)	—	—	—	—	23,124	—	—	—	23,124
Other Comprehensive Loss	—	—	—	—	—	—	(15)	—	(15)
Dividends Declared	—	—	—	—	(3,925)	—	—	—	(3,925)
Purchases of Treasury Stock	—	(40,075)	—	—	—	(2,575)	—	—	(2,575)
Net issuance of stock under long-term incentive plans	195,000	(6,025)	19	227	—	(247)	—	—	(1)
Amortization of Restricted Stock	—	—	—	2,354	—	—	—	—	2,354
Balance, January 31, 2024	11,342,279	(4,056,730)	$1,134	$58,205	$219,995	$(84,029)	$733	$—	$196,038

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	For the Six Months Ended January 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023
Net Income	$23,124	$9,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,854	7,274
Non-cash stock-based compensation	2,354	1,634
Deferred income taxes	381	166
Provision for bad debts and cash discounts	(16)	207
Accretion of Asset Retirement Obligation	105	80
Loss on the disposals of property, plant and equipment	141	15
(Increase) Decrease in assets:
Accounts receivable	(64)	(5,738)
Inventories	(3,666)	(2,717)
Prepaid expenses	(3,217)	626
Other assets	311	1,000
Increase (Decrease) in liabilities:
Accounts payable	(3,243)	180
Accrued expenses	(7,582)	3,891
Deferred compensation	911	(118)
Other liabilities	(448)	(1,359)
Total Adjustments	(5,179)	5,141
Net Cash Provided by Operating Activities	17,945	14,217

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,546)	(12,640)
Proceeds from sale of property, plant and equipment	—	5
Net Cash Used in Investing Activities	(15,546)	(12,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(3,889)	(3,711)
Purchases of treasury stock	(2,575)	(225)
Net Cash Used in Financing Activities	(6,464)	(3,936)
Effect of exchange rate changes on Cash and Cash Equivalents	111	7
Net Decrease in Cash and Cash Equivalents	(3,954)	(2,347)
Cash and Cash Equivalents, Beginning of Period	31,754	16,298
Cash and Cash Equivalents, End of Period	$27,800	$13,951

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

(in thousands)	For the Six Months Ended January 31,
	2024	2023
Supplemental disclosures:
Other cash flows:
Interest payments, net of amounts capitalized	$545	$567
Income tax payments, net of refunds	8,072	1,323
Non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$1,727	$1,283
Cash dividends declared and accrued, but not paid	$1,963	$1,858

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in compliance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements and the related notes are condensed and should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

The unaudited Condensed Consolidated Financial Statements include the accounts of Oil-Dri Corporation of America and its subsidiaries. All significant intercompany transactions are eliminated. Except as otherwise indicated herein or as the context otherwise requires, references to "Oil-Dri," the "Company," "we," "us" or "our" refer to Oil-Dri Corporation of America and its subsidiaries.

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and six months ended January 31, 2024 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2024.

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

Property, Plant and Equipment. Property, plant and equipment includes depreciable assets such as building, machinery, equipment, furniture, vehicles, and capitalized spare parts. These assets are depreciated using the straight-line method over their estimated useful lives. Major improvements are capitalized, while maintenance and repairs that do not extend the useful life of the applicable assets are expensed as incurred. Interest expense may also be capitalized for assets that require a period of time to get them ready for their intended use.

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

On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. The reclamation assets are depreciated over the estimated useful lives of the respective mines. The reclamation liabilities are increased based on a yearly accretion charge over the estimated useful lives of the respective mines.

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

Certain of our leases provide for variable lease payments that vary due to changes in facts and circumstances occurring after the commencement date, other than the passage of time. Variable lease payments that are dependent on an index or rate (e.g., the Consumer Price Index) are included in the initial measurement of the lease liability and the ROU asset. Variable lease payments that are not known at the commencement date and are determinable based on the performance or use of the underlying asset, are expensed as incurred. Our variable lease payments primarily include common area maintenance charges based on the percentage of the total square footage leased and the usage of assets, such as photocopiers.

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

We have an unconditional right to consideration under the payment terms specified in the contracts upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $0.2 million as of January 31, 2024, and no liability as of July 31, 2023. This liability is reported in Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. There was no revenue recognized during the six months ended January 31, 2024, that was included in the liability for advance payments at the beginning of the period.

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

Other Current and Noncurrent Liabilities. Other liabilities include the accruals for general expenses not yet paid, cash collected not yet vouchered, legal reserves, postretirement health benefit obligations, and reclamation liability accrual. Current liabilities are due to be paid within the next 12 months. Other noncurrent liabilities on the unaudited Condensed Consolidated Balance Sheet includes $4.6 million for the reclamation liability as of January 31, 2024 and $4.5 million as of July 31, 2023 and $1.8 million for postretirement health benefit as of both January 31, 2024 and July 31, 2023, respectively.

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

	For the Six Months Ended January 31, 2024
	(in thousands, except for per share data)
	Total	Common	Class B
Net income	$23,124	$17,597	$5,527
Distributed and undistributed earnings on restricted shares	(1,339)	(905)	(434)
Income available to stockholders	$21,785	$16,692	$5,093

Net Income (Numerator)		$16,692	$5,093
Weighted Average Shares Outstanding (Denominator)		4,856	1,971
Basic EPS		$3.44	$2.58

Effect of dilution - Net Income (1)		$5,093	$—
Net income assuming dilution (Numerator)		$21,785	$5,093

Effect of dilution - Shares (1)		1,971	$—
Shares assuming dilution (Denominator)		6,827	$1,971
Diluted EPS		$3.19	$2.58

	For the Three Months Ended January 31, 2024
	(in thousands, except for per share data)
	Total	Common	Class B
Net income	$12,382	$9,415	$2,967
Distributed and undistributed earnings on restricted shares	(698)	(453)	(245)
Income available to stockholders	$11,684	$8,962	$2,722

Net Income (Numerator)		$8,962	$2,722
Weighted Average Shares Outstanding (Denominator)		4,883	1,977
Basic EPS		$1.84	$1.38

Effect of dilution - Net Income (1)		$2,722	$—
Net income assuming dilution (Numerator)		$11,684	$2,722

Effect of dilution - Shares (1)		1,977	$—
Shares assuming dilution (Denominator)		6,860	$1,977
Diluted EPS		$1.70	$1.38
(1) The impact of unvested restricted stock was anti-dilutive therefore not included in the calculation of diluted EPS

2. NEW ACCOUNTING PRONOUNCEMENTS AND REGULATIONS
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." These amendments primarily require enhanced disclosures and disaggregation of income tax information by jurisdiction in the annual income tax reconciliation and quantitative disclosures regarding income taxes paid. These amendments are to be applied prospectively, with the option to apply the standard retrospectively, for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our disclosures.
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." These amendments primarily require enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, ASU No. 2023-07 also requires all annual disclosures currently required by Topic 280 to be included in interim periods. These amendments are to be applied retrospectively for all periods presented in the financial statements and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that the adoption of this guidance will have on our disclosures.
Recently Adopted Accounting Standards
There have been no new accounting pronouncements adopted in the period.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	January 31, 2024	July 31, 2023
Finished goods	$24,596	$21,943
Packaging	8,299	8,007
Spare parts	6,775	5,981
Other	6,560	6,681
Total Inventories	$46,230	$42,612

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor, and other overhead costs. The Company maintains reserves against inventory to reduce the carrying value to the expected net realizable value. These reserves are based upon a combination of factors including historical issues and market trends. Inventory reserves were $3.5 million and $3.6 million as of January 31, 2024 and July 31, 2023, respectively.

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
Level 3: Unobservable inputs.

Cash equivalents are primarily money market mutual funds classified as Level 1. We had $15.6 million cash equivalents as of January 31, 2024 and $15.4 million cash equivalents as of July 31, 2023.

Balances of accounts receivable and accounts payable approximated their fair values at January 31, 2024 and July 31, 2023 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $30.1 million and $29.7 million as of January 31, 2024 and July 31, 2023, respectively, and are classified as Level 2. The fair value was estimated using the exit price notion by discounting future cash flows based on an observable market rate.

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

There have been no triggering events in fiscal years 2024 or 2023 that would indicate a new impairment analysis is needed.

6. ACCRUED EXPENSES

Accrued expenses is as follows (in thousands):

	January 31, 2024	July 31, 2023
Salaries, Wages, Commissions and Employee Benefits	$11,831	$19,054
Georgia Landfill Modification Reserve	2,762	2,469
Freight	2,196	3,078
Trade Promotions and Advertising	1,722	2,292
Real Estate Tax	266	1,038
Other	9,777	8,937
	$28,554	$36,868

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

In the second quarter of fiscal year 2023, we recorded a reserve of $2.5 million for anticipated modification costs that we expect to incur to address capacity issues at our sole landfill located in Ochlocknee, Georgia. Reserves are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of the reserve represents management’s best estimate of the costs for the modification with respect to this matter. Work began on the modifications in the second quarter of fiscal year 2024 and we increased our reserve by $0.5 million to reflect an update to our best estimate, offset by $0.3 million of payments made. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards, and emerging technologies for handling site modification. Consequently, it is reasonably possible that modification costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows.

8. DEBT

We are party to an Amended and Restated Note Purchase and Private Shelf Agreement (as amended, the "Note Agreement") with PGIM, Inc. ("Prudential") and certain existing noteholders and purchasers affiliated with Prudential named therein. Pursuant to the Note Agreement, on May 15, 2021 we issued $10 million in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030, of which $7 million aggregate principal amount remained outstanding as of January 31, 2024. Pursuant to the Note Agreement, on December 16, 2021, we issued an additional $25 million in aggregate principal amount of our 3.25% Series C Senior Notes due December 16, 2031, all of which remained outstanding as of January 31, 2024. The Note Agreement also provides us with the ability to request, from time to time, that Prudential affiliate(s) purchase, at Prudential’s discretion and on an uncommitted basis, additional senior unsecured notes of Oil-Dri (the “Shelf Notes,” and collectively with the Series A Senior Notes, Series B Senior Notes, and Series C Senior Notes, the “Notes”) in an aggregate principal amount of up to $75 million minus the aggregate principal amount of Notes then outstanding and Shelf Notes that have been accepted for purchase. Interest payable on any Shelf Note agreed to be purchased under the Note Agreement will be at a rate determined by Prudential and will mature no more than fifteen years after the date of original issue of such Shelf Note. On September 21, 2023, the Company entered into Amendment No. 4 to the Note Agreement extending the time frame for issuing and selling Shelf Notes to September 21, 2026.

We are party to the Credit Agreement, dated as of January 27, 2006 (as previously amended, the "Credit Agreement"), among us, BMO Harris Bank N.A (“BMO”), and certain of our domestic subsidiaries. The agreement provides for a $45 million unsecured revolving credit facility, including a maximum of $10 million for letters of credit.

The Credit Agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. On August 30, 2022, we entered into the Sixth Amendment to the Credit Agreement (the "Sixth Amendment"). The Sixth Amendment extended the facility termination date to August 30, 2027; replaced the LIBOR-based reference rate with an adjusted term Secured Overnight Financing Rate ("SOFR"); revised the method for calculating consolidated EBITDA and consolidated debt for purposes of the Credit Agreement; modified certain restrictive covenants, including increasing the unsecured indebtedness basket from $50 million to $75 million; and revised the existing financial covenants by replacing the consolidated debt covenant with a covenant to maintain a maximum debt to earnings ratio, lowering the minimum fixed charge coverage ratio level and revising the method for calculating the fixed charge coverage ratio. As of January 31, 2024, and July 31, 2023, we were in compliance with the covenants. There were no borrowings during the second quarter of fiscal year 2024. However, we had $1.0 million of letters of credit outstanding under the Credit Agreement as of January 31, 2024 and July 31, 2023.
The Credit Agreement states that we may select a variable interest rate based on either the BMO prime rate or an adjusted SOFR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO. As of January 31, 2024, the variable rates would have been 8.50% for the BMO prime-based rate or 5.32% for the adjusted SOFR-based rate.

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

We have no material finance leases, and variable costs for operating leases are immaterial for the three and six months ended January 31, 2024. Operating lease costs are included in Cost of Goods Sold or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended January 31,		For the Six Months Ended January 31,

	2024	2023	2024	2023
Operating lease cost	$1,084	$687	$1,630	$1,383

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended January 31,		For the Six Months Ended January 31,

	2024	2023	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:	$1,062	$585	$1,686	$1,180
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,699	$—	$3,699	$21

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	January 31, 2024	July 31, 2023
Weighted-average remaining lease term - operating leases	6.3 years	7.7 years
Weighted-average discount rate - operating leases	4.84%	4.03%

Lease liability maturities as of January 31, 2024, are as follows (in thousands):

Fiscal year 2024 (remaining six months)	$1,621
Fiscal year 2025	3,165
Fiscal year 2026	2,845
Fiscal year 2027	2,416
Fiscal year 2028	1,551
Thereafter	4,502
Total	16,100
Less: imputed interest	(2,212)
Net lease obligation	$13,888

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Oil-Dri Corporation of America Pension Plan ("Pension Plan") was a defined benefit pension plan for eligible salaried and hourly employees. Pension benefits were based on a formula of years of credited service and levels of compensation or stated amounts for each year of credited service. On January 9, 2020, Oil-Dri amended the Pension Plan to freeze participation, all future benefit accruals and accrual of benefit service, including consideration of compensation increases, effective March 1, 2020. Consequently, the Pension Plan was closed to new participants and existing participants no longer earned additional benefits on or after March 1, 2020. On September 20, 2022, the Company's Board of Directors (the "Board") approved a resolution to terminate the Company's defined benefit pension plan. The pension obligations were fully settled in April 2023.

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

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2024	2023	2024	2023
Interest cost	$—	$338	$—	$673
Expected return on plan assets	—	(558)	—	(1,116)
Amortization of:
Other actuarial loss	—	19	—	28
Net periodic benefit cost	$—	$(201)	$—	$(415)

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2024	2023	2024	2023
Service cost	$18	$20	$37	$42
Interest cost	19	16	41	36
Amortization of:
Other actuarial loss	(29)	(23)	(53)	(41)
Prior service costs	(1)	(1)	(3)	(3)
Net periodic benefit cost	$7	$12	$22	$34

The non-service cost components of net periodic benefit cost are included in Other Income (Expense) in the line item Other, net on the unaudited Condensed Consolidated Statements of Income.

The discount rate for the net periodic benefit cost used in the calculation of the postretirement health benefits was 4.90% for the three and six months ended January 31, 2024, and 3.82% for the three and six months ended 2023. The medical cost trend assumption for postretirement health benefits was 8.20%. The graded trend rate is expected to decrease to an ultimate rate of 4.90% in fiscal year 2044.

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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Six Months Ended January 31,
Product	2024	2023	2024	2023
Cat Litter	$—	$—	$120,187	$110,580
Industrial and Sports	—	—	21,524	$20,787
Agricultural and Horticultural	19,593	19,788	—	—
Bleaching Clay and Fluids Purification	45,115	37,241	—	$—
Animal Health and Nutrition	10,687	11,812	—	—
Net Sales	$75,395	$68,841	141,711	$131,367

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended January 31,
Product	2024	2023	2024	2023
Cat Litter	$—	$—	$59,326	$56,382
Industrial and Sports	—	—	10,108	10,133
Agricultural and Horticultural	9,278	9,785	—	—
Bleaching Clay and Fluids Purification	22,709	19,012	—	—
Animal Health and Nutrition	4,247	6,357	—	—
Net Sales	$36,234	$35,154	$69,434	$66,515

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

	Assets
	January 31, 2024	July 31, 2023
	(in thousands)
Business to Business Products Group	$88,681	$84,424
Retail and Wholesale Products Group	143,962	136,262
Unallocated Assets	63,509	65,549
Total Assets	$296,152	$286,235

Net sales and operating income for each segment are provided below. The corporate expenses line includes certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as information systems, finance, legal, human resources and customer service.

	For the Six Months Ended January 31,
	Net Sales		Income
	2024	2023	2024	2023
	(in thousands)
Business to Business Products Group	$75,395	$68,841	$22,108	$14,991
Retail and Wholesale Products Group	$141,711	131,367	$23,208	16,256
Net Sales	$217,106	$200,208
Corporate Expenses			(16,995)	(17,372)
Income from Operations			28,321	13,875
Total Other Expenses, Net			(809)	(2,399)
Income before Income Taxes			27,512	11,476
Income Tax Expense			(4,388)	(2,400)
Net Income			23,124	9,076
Net Loss Attributable to Noncontrolling Interest			—	(21)
Net Income Attributable to Oil-Dri			$23,124	$9,097

	For the Three Months Ended January 31,
	Net Sales		Income
	2024	2023	2024	2023
	(in thousands)
Business to Business Products Group	$36,234	$35,154	$10,985	$7,734
Retail and Wholesale Products Group	$69,434	66,515	$11,877	8,682
Net Sales	$105,668	$101,669
Corporate Expenses			(7,697)	(9,110)
Income from Operations			15,165	7,306
Total Other Expenses, Net			(483)	(2,267)
Income before Income Taxes			14,682	5,039
Income Tax Expense			(2,300)	(1,193)
Net Income			12,382	3,846
Net Loss Attributable to Noncontrolling Interest			—	(10)
Net Income Attributable to Oil-Dri			$12,382	$3,856

12. STOCK-BASED COMPENSATION

The Amended and Restated Oil-Dri Corporation of America 2006 Long Term Incentive Plan, as amended (the "2006 Plan"), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,719,500. As of January 31, 2024, there were 638,076 Common Stock or Class B shares available for future grants under this plan.

Restricted Stock

All of our non-vested restricted stock as of January 31, 2024 was issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 70,000 and 57,000 restricted shares of Common Stock granted during the first six months of fiscal years 2024 and 2023, respectively. There were 125,000 restricted shares of Class B shares granted during the first six months of fiscal year 2024 and none in fiscal year 2023. Stock-based compensation expense was $1.0 million and $0.8 million for the three-months ended January 31, 2024 and 2023 respectively, and $1.8 million and $1.6 million for the six months ended January 31, 2024 and 2023, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2023	348	$32.95
Granted	195	$62.51
Vested	(142)	$31.07
Forfeitures	(6)	$40.95
Non-vested restricted stock outstanding at January 31, 2024	395	$48.11

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated other comprehensive (loss) income by component as of January 31, 2024 (in thousands):

	Pension and Postretirement Health Benefits	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2023	$1,012	$(264)	$748
Other comprehensive loss before reclassifications, net of tax	—	28	28
Amounts reclassified from accumulated other comprehensive income, net of tax	(43)	—	(43)
Net current-period other comprehensive loss, net of tax	(43)	28	(15)
Balance as of January 31, 2024	$969	$(236)	$733

14. RELATED PARTY TRANSACTIONS
One member of our Board is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $0.5 million and $0.1 million for the first six months of fiscal years 2024 and 2023, respectively. There were no outstanding accounts payable to that vendor as of January 31, 2024 or July 31, 2023.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our Consolidated Financial Statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed herein under "Forward-Looking Statements" and "Risk Factors," and those discussed under Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

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

RESULTS OF OPERATIONS

OVERVIEW

The three and six months ended January 31, 2024 continued to be very strong with top line growth in both the Retail and Wholesale Products Group and the Business to Business Products Group. Within Retail & Wholesale, higher prices continued to drive the increases in net sales. Within Business to Business, revenue continued to grow driven by a combination of higher prices and increased volumes. Consolidated net sales increased $4.0 million or 4% in the second quarter and $16.9 million or 8% in the six months ended January 31, 2024 compared to the same periods of fiscal year 2023. Consolidated income from operations in the second quarter and first six months of fiscal year 2024 increased by $7.9 million and $14.4 million, respectively compared to the same periods in fiscal year 2023.

Although expenses continued to increase, consolidated net income for the three and six months ended January 31, 2024, were $12.4 million and $23.1 million, respectively, compared to $3.9 million and $9.1 million in the three and six months ended January 31, 2023, respectively.

Our Consolidated Balance Sheets as of January 31, 2024 and our Consolidated Statements of Cash Flows for the six months ended January 31, 2024 show a decrease in total cash and cash equivalents from fiscal year-end 2023. The decrease was driven mostly by capital expenditures on property, plant & equipment and dividend payments offset by increases in cash from operations. Refer to the "Liquidity and Capital Resources" section below.

SIX MONTHS ENDED JANUARY 31, 2024 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2023

CONSOLIDATED RESULTS

Consolidated net sales for the six months ended January 31, 2024 were $217.1 million, an 8% increase compared to net sales of $200.2 million for the six months ended January 31, 2023. Net sales increased for both our Retail and Wholesale and Business to Business products groups, primarily due to price increases implemented across both product groups and volume growth in our B2B products group.

Consolidated gross profit in the six months ended January 31, 2024 was $61.9 million, an increase of $16.6 million, or 37%, from gross profit of $45.3 million in the six months ended January 31, 2023. Our gross margin (defined as gross profit as a percentage of net sales) in the six months ended January 31, 2024 increased to 29% from 23% in the same period of fiscal year 2023. Our domestic cost of goods sold per ton increased 6%, driven primarily by per ton increases in non-fuel manufacturing and freight offset by lower per ton natural gas and packaging costs. Non-fuel manufacturing costs per ton increased 10% during the six months ended January 31, 2024 compared to six months ended January 31, 2023, mainly due to higher per ton costs of labor, repairs, and depreciation, offset by a decrease in the per ton cost of purchased materials. Domestic freight costs per ton increased 11% in the six months ended January 31, 2024 compared to the same period of fiscal year 2023 due to a significant customer in our cat litter business that altered shipping terms in January 2023 from collect to delivered which increased our overall freight cost. Excluding the impact of this specific customer, per ton domestic freight costs would have decreased 7% in the six months ended January 31, 2024 compared to the same period of fiscal year 2023. Ocean freight costs have also decreased due to both lower rates and export fees. In addition, our overall freight costs can vary between periods depending on the mix of products sold and the geographic distribution of our customers. Packaging costs per ton decreased 5% in the six months ended January 31, 2024 compared to the same period of fiscal year 2023. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices. Per ton cost of natural gas decreased 42% in the six months ended January 31, 2024 compared to the same period of fiscal year 2023 due to a decrease in natural gas prices.

Total SG&A expenses of $33.6 million for the six months ended January 31, 2024 were higher by $2.2 million, or 7%, compared to $31.5 million for the six months ended January 31, 2023. The increase was driven by higher segment SG&A. Corporate unallocated expenses decreased $0.4 million, or 2%. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments.

Total other expenses were $0.8 million for the six months ended January 31, 2024 compared to $2.4 million in the same period of fiscal year 2023. The decrease was mainly due to the $2.5 million accrual for the landfill modification charged in the second quarter of fiscal year 2023 offset by the increase in the landfill modification accrual in second quarter of fiscal year 2024 and higher interest income. Refer to Note 7 of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details regarding the landfill modification accrual.

Consolidated net income before taxes for the six months ended January 31, 2024 was $27.5 million compared to $11.5 million for the six months ended January 31, 2023. Results for the six months ended January 31, 2024 were driven by the factors discussed above.

We had a tax expense was $4.4 million for the six months ended January 31, 2024 compared to $2.4 million for the six months ended January 31, 2023. Our tax expense was driven primarily by higher net income. We used an estimated annual effective tax rate ("ETR") of 16% in determining our provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the six months ended January 31, 2024 were $75.4 million, an increase of $6.6 million, or 10%, from net sales of $68.8 million for the six months ended January 31, 2023, driven by sales of our fluid purification products. Net sales of our fluids purification products increased $7.9 million, or 21%, in the six months ended January 31, 2024 compared to the six months ended January 31, 2023. The increase was primarily driven by new customers in the renewable diesel business in North America, as well as continued demand for our products used in the filtration of edible oil and jet-fuel and to a lesser extent pricing. Net sales increased in North America, our subsidiary in the UK, and Asia, partially offset by a decrease in Latin America and in the Europe, Middle East, and Africa ("EMEA") region. Net sales of our animal health and nutrition products decreased $1.1 million, or 10%, during the six months ended January 31, 2024 compared to the same period of fiscal year 2023. The decrease was driven by Latin America and our subsidiary in Mexico, partially offset by an increase in net sales in North America. Both in Latin America and Mexico, net sales were down due to softer demand, while North America sales increased due to a combination of higher prices and stronger demand by existing customers when compared to the same period in fiscal year 2023. Net sales in Asia, including sales by our subsidiary in China, remained flat. Net sales of our agricultural and horticultural chemical carrier products decreased $0.2 million, or 1%, for the six months ended January 31, 2024 compared to the same period in fiscal year 2023. This was a result of softer volumes offset partially by higher prices.

SG&A expenses for the Business to Business Products Group remained flat for the six months ended January 31, 2024 compared to the same period of the prior fiscal year as higher compensation expenses were offset by lower allocated technical service support costs from the Innovation Center and Microbiology Lab and broker commissions.

The Business to Business Products Group’s operating income for the six months ended January 31, 2024 was $22.1 million, an increase of $7.1 million, or 47%, from operating income of $15.0 million for the six months ended January 31, 2023. The increase in operating income was mostly driven by higher sales and favorable product mix.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the six months ended January 31, 2024 were $141.7 million, an increase of $10.3 million, or 8%, from net sales of $131.4 million for the same period of fiscal year 2023, mainly driven by higher net sales from our cat litter products. Total global cat litter net sales for the six months ended January 31, 2024 increased $9.6 million, or 9%, compared to the six months ended January 31, 2023, of which $9.5 million of the increase was due to pricing actions in North America. Domestic net sales increased across all products except for private label heavy weight litter, with the greatest increase driven by sales of private label coarse litters and branded light weight scoopable. Net sales of co-packaged cat litter products increased $0.1 million compared to the same period in fiscal year 2023. The increase was driven by price as volumes were still down as a result of the cyberattack on one of our customers, which prevented it from placing and receiving orders during the first quarter of fiscal year 2024. Net sales of cat litter by our subsidiary in Canada increased period over period, as discussed in "Foreign Operations" below. Net sales of our global industrial and sports products increased $0.7 million, or 4%, compared to the six months ended January 31, 2023, primarily driven by increased demand of our synthetic absorbent products and higher prices of our clay-based floor absorbent products, partially offset by a decrease in sports products. This was further supplemented by an increase in net sales of industrial products by our subsidiary in Canada.

SG&A expenses for the Retail and Wholesale Products Group were $2.0 million, or 29%, higher during the six months ended January 31, 2024 compared to the six months ended January 31, 2023, primarily due to advertising spend. We anticipate total advertising expense in fiscal year 2024 to be higher than fiscal year 2023, though spread more evenly throughout the year.

The Retail and Wholesale Products Group's operating income for the six months ended January 31, 2024 was $23.2 million, an increase of $7.0 million, or 43%, from operating income of $16.3 million for the same period of fiscal year 2023. This was driven primarily by the increase in gross margins due to price increases, partially offset by higher cost of goods sold as discussed above.

FOREIGN OPERATIONS

Foreign operations include our subsidiary in Canada, which is reported in the Retail and Wholesale Products Group, and our subsidiaries in the UK, Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries for the six months ended January 31, 2024 were $11.5 million, an increase of 2%, compared to net sales of $11.2 million during the six months ended January 31, 2023. All of our foreign operations, with the exception of our subsidiaries in Mexico and Indonesia, experienced an increase in net sales during the six months ended January 31, 2024 compared to the same period of fiscal year 2023. Net sales of our subsidiary in the United Kingdom increased by $0.4 million, or 33%, compared to net sales in the same period in fiscal year 2023. The increase was driven by a combination of higher demand of edible oil filtration products and price increases. Net sales of our subsidiary in China increased $0.4 million, or 29%, in the six months ended January 31, 2024 compared to the same period of fiscal year 2023 due to the sell off of all existing inventory to the new master distributor, which occurred in the first quarter of fiscal year 2024. Future sales to China will be directly through the Company and not through our subsidiary in China. Total net sales of our subsidiary in Canada increased $0.2 million, or 3%, in the six months ended January 31, 2024 compared to the same period in fiscal year 2023, driven by higher net sales of floor absorbents and private label cat litter. The increase in floor absorbent sales was driven by a combination of higher prices and volume while the increase in cat litter sales was mainly due to price increases instituted in response to rising costs. Net sales of our subsidiary in Mexico decreased $0.7 million, or 44% in the six months ended January 31, 2024 compared to the same period of fiscal year 2023. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales for six months ended January 31, 2024 compared to 6% for the six months ended January 31, 2023.

Our foreign subsidiaries reported net income of $0.7 million for the six months ended January 31, 2024, compared to $0.6 million in the six months ended January 31, 2023. The increase in net income was primarily driven by increases in Canada and the UK as discussed above.

Identifiable assets of our foreign subsidiaries as of January 31, 2024, were $11.9 million, compared to $14.6 million as of July 31, 2023.

THREE MONTHS ENDED JANUARY 31, 2024 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2023

CONSOLIDATED RESULTS

Consolidated net sales for the second quarter of fiscal year 2024 were $105.7 million, a 4% increase compared to net sales of $101.7 million for the second quarter of fiscal year 2023. Net sales increased for both our Retail and Wholesale Products Group and Business to Business Products Group. The increase in Retail and Wholesale was driven by higher prices while Business to Business was predominantly driven by volume growth and to a lesser extent pricing, as further discussed below.

Consolidated gross profit for the second quarter of fiscal year 2024 was $30.9 million, or 29% of net sales, compared to $23.0 million, or 23% of net sales, for the second quarter of fiscal year 2023. The increase was driven by higher selling prices across multiple products and improved product mix. Domestic per ton cost of goods sold increased 1%, driven primarily by per ton increases in freight and non-fuel manufacturing costs offset by a decrease in natural gas and packaging costs. Per ton non-fuel manufacturing costs rose 5% in the second quarter of fiscal year 2024 compared to the second quarter of fiscal year 2023, due to higher per ton costs of labor, repairs, and depreciation, offset by a decrease in per ton costs of purchased materials. Domestic freight costs per ton increased 8% in the second quarter of fiscal year 2024 compared to the same period of fiscal year 2023 due to a significant customer in our cat litter business that altered shipping terms in January 2023 from collect to delivered which increased our overall freight cost. Excluding the impact of this specific customer, per ton domestic freight costs would have decreased 11% in the second quarter of fiscal year 2024 compared to the same period of fiscal year 2023. Ocean freight costs have also decreased due to favorable rates and reduction in export fees when compared to the same period in fiscal year 2023. In addition, our overall freight costs can vary between periods depending on the mix of products sold and the geographic distribution of our customers. The cost of natural gas per ton used to operate kilns that dry our clay was 24% lower in the second quarter of fiscal year 2024 compared to the second quarter of fiscal year 2023 as fuel prices have decreased. Packaging costs per ton decreased 11% in the second quarter of fiscal year 2024 compared to the same period of fiscal year 2023 due to lower commodity costs, particularly as it relates to resin and pallet costs. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices.

Total selling, general and administrative expenses of $15.8 million for the second quarter of fiscal year 2024 remained nearly flat compared to $15.7 million for the same period of fiscal year 2023. Unallocated corporate expenses were down by $1.4 million, or 16%, compared to the same period in fiscal year 2023 due to a reduction in corporate bonus accrual. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments.

Total net other expense of $0.5 million for the second quarter of fiscal year 2024 decreased compared to $2.3 million in the same period of fiscal year 2023 mainly due to the $2.5 million accrual for the landfill modification charged in the second quarter of fiscal year 2023, offset by the increase in the landfill modification accrual in second quarter of fiscal year 2024 and higher interest income. Refer to Note 7 of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details regarding the landfill modification accrual.

Consolidated net income before taxes for the second quarter of fiscal year 2024 was $14.7 million compared to $5.0 million for the same period of fiscal year 2023. Results for the second quarter of fiscal year 2024 were driven by the factors discussed above.

We had a tax expense was $2.3 million for the second quarter of fiscal year 2024 compared to $1.2 million for the second quarter of fiscal year 2023. Our tax expense was driven primarily by higher net income. We used an estimated annual ETR of 16% in determining our provision for income taxes, which is based on expected annual taxable income and the assessment of various tax deductions, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the second quarter of fiscal year 2024 were $36.2 million, an increase of $1.1 million, or 3%, from net sales of $35.2 million for the second quarter of fiscal year 2023, driven by an increase in net sales of our fluid purification products. Net sales of our fluids purification products increased $3.7 million, or 19%, compared to the second quarter of fiscal year 2023 driven primarily by the North America region. The increase in North America was due to new customers using our products for renewable diesel filtration as well as higher demand by existing customers in edible oil and jet-fuel filtration. There was also an increase in Asia driven by higher volume and timing of orders. The increase was partially offset by softer sales volumes in EMEA and Latin America. Net sales of our agricultural and horticultural chemical carrier products decreased $0.5 million, or 5%, for the second quarter of fiscal year 2024 compared to the same period in fiscal year 2023, primarily due to softer volumes. Net sales of our animal health and nutrition products decreased $2.1 million, or 33%, during the second quarter of fiscal year 2024, compared to the same period in fiscal year 2023. The decrease was driven by lower demand and timing of orders in Latin America, Asia (including China), and Mexico, partially offset by an increase in net sales in North America. The increase in North America driven primarily by price as customers transition from trial to full price and to a lesser extent volume.

Total SG&A expenses for the Business to Business Products Group in the second quarter of fiscal year 2024 increased $0.2 million, or 7%, compared to the same period of fiscal year 2023. The increase was mainly driven by compensation-related expenses to teammates and consultants, offset by a decrease in allocated technical service support costs from the Innovation Center and Microbiology Lab.

The Business to Business Products Group’s operating income for the second quarter of fiscal year 2024 was $11.0 million, an increase of $3.3 million, or 42%, from operating income of $7.7 million for the second quarter of fiscal year 2023. The overall increase in operating income was primarily due to higher net sales and favorable product mix.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the second quarter of fiscal year 2024 were $69.4 million, an increase of $2.9 million, or 4%, from net sales of $66.5 million for the second quarter of fiscal year 2023, driven by higher net sales of our cat litter products. Global cat litter net sales were $2.9 million, or 5%, higher compared to the second quarter of fiscal year 2023 driven by price increases. Net sales of co-packaged products increased $1.6 million compared to the same period in fiscal year 2023. This increase was driven by price increases as well as timing of sales shifting from the first to second quarter as a result of driven by a cyberattack on one of our customers, which prevented it from placing and receiving orders during the first quarter of fiscal year 2024. Domestic cat litter net sales were $50.2 million, an increase of $1.3 million driven mainly by price increases. Domestic net sales increased across all products except for private label heavy weight litter, with the greatest increase driven by sales of private label coarse litters and branded light weight scoopable. Net sales of our global industrial and sports products were $10.1 million for second quarter of fiscal year 2024, of which $9.6 million represented domestic net sales, both of which remained flat relative to the same period in 2023. Net sales of both cat litter and industrial products by our subsidiary in Canada remained flat in the second quarter of fiscal year 2024 compared to the same period of fiscal year 2023.

SG&A expenses for the Retail and Wholesale Products Group increased by $0.8 million, or 25%, during the second quarter of fiscal year 2024 compared to the same period in fiscal year 2023. The increase was primarily driven by an increase in advertising spend, compensation-related expenses, offset by a reduction in broker commissions. We anticipate total advertising expense in fiscal year 2024 to be higher than fiscal year 2023, however spread more evenly throughout the year.

The Retail and Wholesale Products Group's operating income was $11.9 million for the second quarter of fiscal year 2024, an increase of $3.2 million from operating income of $8.7 million for the same period of fiscal year 2023. This was driven primarily by the increase in gross margins due to selling price increases, partially offset by higher per ton cost of goods sold as discussed above.

FOREIGN OPERATIONS

Foreign operations include our subsidiary in Canada, which is reported in the Retail and Wholesale Products Group, and our subsidiaries in the UK, Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the second quarter of fiscal year 2024 were $4.5 million, a decrease of $1.0 million, or 18%, compared to net sales of $5.5 million during the same period of fiscal year 2023, driven primarily by decreases in net sales in China and Mexico. Sales of our subsidiary in China were down $0.5 million as a result of transitioning to a distributor model in China rather than sales through our subsidiary. Future sales to China will be directly through the Company and captured the Asia region, and not through our subsidiary in China. Net sales of our subsidiary in Mexico decreased during the second quarter of fiscal year 2024 compared to the same period of fiscal year 2023 by $0.5 million, or 62%. Total net sales of our subsidiaries in Canada, the UK, and Indonesia remained flat in the second quarter of fiscal year 2024 compared to the same period in 2023. Net sales by our foreign subsidiaries represented 4% and 5% of our consolidated net sales during the second quarter of fiscal years 2024 and 2023, respectively.

Our foreign subsidiaries reported net income of $0.1 million for the second quarter of both fiscal year 2024 and 2023. This was driven by the decrease in sales in China and Mexico, offset by the increase in net income in Canada through the reduction of manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to fund our capital requirements, including funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; and, from time to time, business acquisitions, and funding our debt service requirements. During the six months ended January 31, 2024, we principally funded these short and long-term capital requirements using cash from current operations as well as cash generated from previous borrowings under our Series C Senior Notes.

We currently anticipate cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements. In addition, we are actively monitoring the timing and collection of our accounts receivable.
The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended January 31,
	2024	2023
Net cash provided by operating activities	$17,945	$14,217
Net cash used in investing activities	(15,546)	(12,635)
Net cash used in financing activities	(6,464)	(3,936)
Effect of exchange rate changes on cash and cash equivalents	111	7
Net decrease in cash and cash equivalents	$(3,954)	$(2,347)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the six months ended January 31, 2024 were as follows:

Inventory increased by $3.7 million in the six months ended January 31, 2024 due to a combination of rising costs, specifically due to labor and repairs and the building of inventory levels for anticipated demand and to avoid any potential supply chain disruptions.

Prepaid expenses increased by $3.2 million in the six months ended January 31, 2024. The increase is mainly due to the timing income tax payments.

Accounts payable decreased by $3.2 million in the six months ended January 31, 2024. The decrease was mainly due to the timing of payments, cost of goods and services we purchase, production volume levels and vendor payment terms.

Accrued expenses decreased $7.6 million in the six months ended January 31, 2024. The decrease was mainly due to the payout of annual bonuses and taxes, and other miscellaneous expenses which fluctuate due to timing of payments, changes in the cost of goods and services we purchase, production volume levels and vendor payment terms including freight.

Net cash used in investing activities

Cash used in investing activities of $15.5 million in the six months ended January 31, 2024 was driven by capital expenditures. During the six months ended January 31, 2024 we expanded our plant equipment and improved our facilities to support increased demand for our products.

Net cash used in financing activities

Cash used in financing activities of $6.5 million in the six months ended January 31, 2024 was primarily used for dividend payments and treasury stock repurchases.

Other

Total cash balances held by our foreign subsidiaries of $5.4 million as of January 31, 2024 increased compared to $5.2 million as of July 31, 2023. See further discussion in "Foreign Operations" above.

As of January 31, 2024, we had remaining authority to repurchase 382,404 shares of Common Stock and 262,092 shares of Class B Stock under a repurchase plan approved by our Board. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management pursuant to the repurchase plan approved by our Board.

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

We continually evaluate our liquidity position and anticipated cash needs, as well as the financing options available to obtain additional cash reserves. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all financial covenants under debt agreements, including, but not limited to, the Credit Agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Items 1 and 3 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II of Form 10-Q.

ITEM 1A. RISK FACTORS

The Company's operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2023. Except for the risk factor set forth below, there have been no material changes to our risk factors since the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2023.
We will no longer qualify as a "smaller reporting company" and, commencing with our quarterly report on Form 10-Q for the period ending October 31, 2024, we may no longer take advantage of reduced disclosure and reporting requirements applicable to smaller reporting companies.
We currently qualify as a "smaller reporting company" as defined by the SEC and have been able to take advantage of reduced disclosure and reporting requirements applicable to smaller reporting companies. However, management performed the annual public float test as of the last business day of the Company's second fiscal quarter ended January 31, 2024 and determined that the Company no longer qualifies as a smaller reporting company due to its public float exceeding $250 million. The Company will continue to use the scaled disclosures permitted for a smaller reporting company through its annual report on Form 10-K for the fiscal year ending July 31, 2024. Beginning with our quarterly report on Form 10-Q for the period ending October 31, 2024, the Company will no longer be eligible to rely on the reduced disclosure and reporting requirements applicable to smaller reporting companies. The resulting increased disclosure and reporting requirements could have a material adverse effect on our business, financial condition and results of operations if we are unable to comply on a timely basis or if the attention of our management and personnel is diverted from other business concerns.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2024, we did not sell any securities which were not registered under the Securities Act of 1933, as amended. The following table summarizes our Common Stock purchases by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during this period.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased[3]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[4]
November 1, 2023 to November 30, 2023	—	$—	—	407,150
December 1, 2023 to December 31, 2023	23,063	$68.89	—	384,087
January 1, 2024 to January 31, 2024	1,683	$67.88	—	382,404

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. Our Board authorized the repurchase of 300,000 shares of Class B Stock on March 12, 2018, however, there have been no repurchases of Class B Stock for the three months ended January 31, 2024, and the authorized Class B Stock is not included in the table above. 262,092 shares of Class B Stock remain authorized for repurchases as of January 31, 2024. No shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

2 The figures in the table reflect transactions according to the settlement dates. For purposes of our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the impact of repurchases are recorded according to the settlement dates.

3 All 24,746 shares were surrendered by employees to pay taxes related to restricted stock awards.

4 Our Board authorized the repurchase of 750,000 shares of Common Stock on March 11, 2019. This authorization does not have a stated expiration date. The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under this authorization. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by management.

ITEM 4.  MINE SAFETY DISCLOSURES

Our mining operations are subject to regulation by the Mine Safety and Health Administration under authority of the Federal Mine Safety and Health Act of 1977, as amended. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K are included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION

During the three months ended January 31, 2024, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

10.1	Eighth Amendment, dated as of January 25, 2024, to Memorandum of Agreement #1450 “Fresh Step” ™ dated as of March 12, 2001.	Filed herewith.

31	Certifications pursuant to Rule 13a–14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosures.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

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

Dated:  March 7, 2024