Form 10-Q
period 2024-04-30
Oil-Dri Corp of America
filed 2024-06-06
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended April 30, 2024 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware	36-2048898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue Suite 400
Chicago, Illinois	60611-4213
(Address of principal executive offices)	(Zip Code)
The registrant's telephone number, including area code: (312) 321-1515
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	ODC	New York Stock Exchange

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

As of May 31, 2024, 5,130,916 shares of the registrant's Common Stock and 2,155,407 shares of the registrant's Class B Stock were outstanding.

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

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including, but not limited to, those described herein and in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 and in Part II, Item 1A, "Risk Factors," of our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2024, and from time to time in our other filings with the SEC. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected, planned or otherwise expressed in any forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

"Oil-Dri" is a registered trademark of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(Unaudited)

(in thousands, except for share and per share amounts)
ASSETS	April 30, 2024	July 31, 2023
Current Assets
Cash and cash equivalents	$46,821	$31,754
Accounts receivable, net of allowances of $1,094 and $1,087 at April 30, 2024 and July 31, 2023, respectively	60,003	59,287
Inventories, net	45,468	42,612
Prepaid expenses	6,554	2,854
Total Current Assets	158,846	136,507

Property, Plant and Equipment
Cost	322,526	305,851
Less accumulated depreciation and amortization	(194,580)	(184,979)
Total Property, Plant and Equipment, Net	127,946	120,872

Other Assets
Goodwill	3,618	3,618
Intangible assets, net of accumulated amortization of $8,394 and $8,341 at April 30, 2024 and July 31, 2023, respectively	1,458	1,421
Deferred income taxes	7,117	7,201
Operating lease right-of-use assets	12,981	9,386
Other	7,186	7,230
Total Other Assets	32,360	28,856

Total Assets	$319,152	$286,235

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(Unaudited)

(in thousands, except for share and per share amounts)
LIABILITIES & STOCKHOLDERS’ EQUITY	April 30, 2024	July 31, 2023
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	13,728	17,101
Dividends payable	1,958	1,927
Operating lease liabilities	2,819	1,872
Accrued expenses	32,413	36,868
Total Current Liabilities	51,918	58,768

Noncurrent Liabilities
Notes payable, net of unamortized debt issuance costs of $140 and $173 at April 30, 2024 and July 31, 2023, respectively	40,860	30,827
Deferred compensation	5,508	4,512
Long-term operating lease liabilities	11,399	8,810
Other	6,518	6,242
Total Noncurrent Liabilities	64,285	50,391

Total Liabilities	116,203	109,159
Commitments and contingencies (See note 7)
Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,827,223 shares at April 30, 2024 and 8,750,223 shares at July 31, 2023	883	875
Class B Stock, par value $.10 per share, issued 2,518,056 shares at April 30, 2024 and 2,397,056 shares at July 31, 2023	252	240
Additional paid-in capital	59,449	55,624
Retained earnings	225,818	200,796
Accumulated other comprehensive income	698	748
Less Treasury Stock, at cost (3,695,982 Common and 362,649 Class B shares at April 30, 2024 and 3,658,989 Common and 351,641 Class B shares at July 31, 2023)	(84,151)	(81,207)
Total Stockholders’ Equity	202,949	177,076

Total Liabilities & Stockholders’ Equity	$319,152	$286,235

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(Unaudited)

	(unaudited)
(in thousands, except for per share amounts)	For the Nine Months Ended April 30,
	2024	2023

Net Sales	$323,885	$305,633
Cost of Goods Sold	(231,815)	(232,840)
Gross Profit	92,070	72,793
Selling, General and Administrative Expenses	(53,317)	(44,462)
Income from Operations	38,753	28,331

Other (Expense) Income
Interest expense	(1,102)	(1,094)
Interest income	757	212
Loss on pension termination	—	(4,858)
Other, net	(758)	(1,134)
Total Other Expense, Net	(1,103)	(6,874)

Income Before Income Taxes	37,650	21,457
Income Tax Expense	(6,749)	(3,893)
Net Income	30,901	17,564
Net Loss Attributable to Noncontrolling Interest	—	(68)
Net Income Attributable to Oil-Dri	$30,901	$17,632

Earnings Per Share
Basic Common	$4.59	$2.66
Basic Class B	$3.45	$1.99
Diluted Common	$4.26	$2.58
Diluted Class B	$3.45	$1.97
Average Shares Outstanding
Basic Common	4,874	4,824
Basic Class B	1,974	1,957
Diluted Common	6,848	4,964
Diluted Class B	1,974	1,984
Dividends Declared Per Share
Basic Common	$0.870	$0.840
Basic Class B	$0.654	$0.630

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(in thousands)	For the Nine Months Ended April 30,
	2024	2023

Net Income Attributable to Oil-Dri	$30,901	$17,632

Other Comprehensive (Loss) Income:
Pension and postretirement (expenses) benefits (net of tax)	(64)	2,947
Cumulative translation adjustment	14	(280)
Other Comprehensive (Loss) Income	(50)	2,667
Total Comprehensive Income	$30,851	$20,299

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(in thousands, except for per share amounts)

	(unaudited)
	For the Three Months Ended April 30,
	2024	2023

Net Sales	$106,779	$105,425
Cost of Goods Sold	(76,642)	(77,958)
Gross Profit	30,137	27,467
Selling, General and Administrative Expenses	(19,705)	(13,011)
Income from Operations	10,432	14,456

Other (Expense) Income
Interest expense	(379)	(363)
Interest income	285	97
Loss on pension termination	—	(4,858)
Other, net	(200)	649
Total Other Expense, Net	(294)	(4,475)

Income Before Income Taxes	10,138	9,981
Income Tax Expense	(2,361)	(1,493)
Net Income	7,777	8,488
Net Loss Attributable to Noncontrolling Interest	—	(47)
Net Income Attributable to Oil-Dri	$7,777	$8,535

Net Income Per Share
Basic Common	$1.15	$1.28
Basic Class B	$0.87	$0.96
Diluted Common	$1.07	$1.24
Diluted Class B	$0.87	$0.95
Average Shares Outstanding
Basic Common	4,912	4,838
Basic Class B	1,980	1,964
Diluted Common	6,892	5,003
Diluted Class B	1,980	1,999
Dividends Declared Per Share
Basic Common	$0.290	$0.280
Basic Class B	$0.218	$0.210

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands of dollars)

	(unaudited)
	For the Three Months Ended April 30,
	2024	2023

Net Income Attributable to Oil-Dri	$7,777	$8,535

Other Comprehensive (Loss) Income:
Pension and postretirement (expenses) benefits (net of tax)	(21)	2,960
Cumulative translation adjustment	(14)	(151)
Other Comprehensive (Loss) Income	(35)	2,809
Total Comprehensive Income	$7,742	$11,344

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Consolidated Statements of Stockholders' Equity
(Unaudited)

	For the Three Months Ended April 30
	(unaudited)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
Balance, January 31, 2023	11,141,279	(3,976,318)	$1,114	$54,328	$184,133	$(79,886)	$(2,325)	$(390)	$156,974
Net Income (Loss)	—	—	—	—	8,535	—	—	(47)	8,488
Other Comprehensive Income	—	—	—	—	—	—	2,809	—	2,809
Dividends Declared	—	—	—	—	(1,868)	—	—	—	(1,868)
Purchases of Treasury Stock	—	—	—	—	—	—	—	—	—
Net issuance of stock under long-term incentive plans	1,300	(16,750)	—	468	—	(468)	—	—	—
Amortization of Restricted Stock	—	—	—	692	—	—	—	—	692
Balance, April 30, 2023	11,142,579	(3,993,068)	$1,114	$55,488	$190,800	$(80,354)	$484	$(437)	$167,095

Balance, January 31, 2024	11,342,279	(4,056,730)	$1,134	$58,205	$219,995	$(84,029)	$733	$—	$196,038
Net Income	—	—	—	—	7,777	—	—	—	7,777
Other Comprehensive Loss	—	—	—	—	—	—	(35)	—	(35)
Dividends Declared	—	—	—	—	(1,954)	—	—	—	(1,954)
Purchases of Treasury Stock	—	(1,651)	—	—	—	(115)	—	—	(115)
Net issuance of stock under long-term incentive plans	3,000	(250)	1	7	—	(7)	—	—	1
Amortization of Restricted Stock	—	—	—	1,237	—	—	—	—	1,237
Balance, April 30, 2024	11,345,279	(4,058,631)	$1,135	$59,449	$225,818	$(84,151)	$698	$—	$202,949

	For the Nine Months Ended April 30
	(in thousands, except share amounts)
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders' Equity
Balance, July 31, 2022	11,083,824	(3,961,579)	$1,108	$52,467	$178,754	$(79,428)	$(2,183)	$(369)	$150,349
Net Income (Loss)	—	—	—	—	17,632	—	—	(68)	17,564
Other Comprehensive Income	—	—	—	—	—	—	2,667	—	2,667
Dividends Declared	—	—	—	—	(5,586)	—	—	—	(5,586)
Purchases of Treasury Stock	—	(7,493)	—	—	—	(225)	—	—	(225)
Net issuance of stock under long-term incentive plans	58,755	(23,996)	6	695	—	(701)	—	—	—
Amortization of Restricted Stock	—	—	—	2,326	—	—	—	—	2,326
Balance, April 30, 2023	11,142,579	(3,993,068)	$1,114	$55,488	$190,800	$(80,354)	$484	$(437)	$167,095

Balance, July 31, 2023	11,147,279	(4,010,630)	$1,115	$55,624	$200,796	$(81,207)	$748	$—	$177,076
Net Income	—	—	—	—	30,901	—	—	—	30,901
Other Comprehensive Loss	—	—	—	—	—	—	(50)	—	(50)
Dividends Declared	—	—	—	—	(5,879)	—	—	—	(5,879)
Purchases of Treasury Stock	—	(41,726)	—	—	—	(2,690)	—	—	(2,690)
Net issuance of stock under long-term incentive plans	198,000	(6,275)	20	234	—	(254)	—	—	—
Amortization of Restricted Stock	—	—	—	3,591	—	—	—	—	3,591
Balance, April 30, 2024	11,345,279	(4,058,631)	$1,135	$59,449	$225,818	$(84,151)	$698	$—	$202,949

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	For the Nine Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023
Net Income	$30,901	$17,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,619	11,348
Non-cash stock-based compensation	3,591	2,326
Loss on pension termination	—	4,858
Deferred income taxes	84	(742)
Provision for bad debts and cash discounts	7	240
Impairment of patents	—	61
Loss on Impairment of Fixed Assets	—	810
Accretion of Asset Retirement Obligation	158	120
Loss on the disposals of property, plant and equipment	174	46
(Increase) Decrease in assets:
Accounts receivable	(793)	(5,604)
Inventories	(2,972)	(1,799)
Prepaid expenses	(3,708)	2,298
Other assets	913	1,490
Increase (Decrease) in liabilities:
Accounts payable	(1,006)	255
Accrued expenses	(3,940)	5,653
Deferred compensation	996	(123)
Other liabilities	(1,095)	(2,760)
Total Adjustments	6,028	18,477
Net Cash Provided by Operating Activities	36,929	36,041

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(23,717)	(16,745)
Proceeds from sale of property, plant and equipment	181	10
Net Cash Used in Investing Activities	(23,536)	(16,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	10,000	—
Payment of debt issuance costs	—	(7)
Dividends paid	(5,848)	(5,574)
Purchases of treasury stock	(2,690)	(225)
Net Cash Provided by (Used in) Financing Activities	1,462	(5,806)
Effect of exchange rate changes on Cash and Cash Equivalents	212	(52)
Net Increase in Cash and Cash Equivalents	15,067	13,448
Cash and Cash Equivalents, Beginning of Period	31,754	16,298
Cash and Cash Equivalents, End of Period	$46,821	$29,746

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

(in thousands)	For the Nine Months Ended April 30,
	2024	2023
Supplemental disclosures:
Other cash flows:
Interest payments, net of amounts capitalized	$545	$569
Income tax payments, net of refunds	9,638	2,284
Non-cash investing and financing activities:
Capital expenditures accrued, but not paid	$1,467	$1,441
Cash dividends declared and accrued, but not paid	$1,958	$1,863

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and nine months ended April 30, 2024 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2024.

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

We have an unconditional right to consideration under the payment terms specified in the contracts upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $0.1 million as of April 30, 2024, and no liability as of July 31, 2023. This liability is reported in Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. There was no revenue recognized during the nine months ended April 30, 2024, that was included in the liability for advance payments at the beginning of the period.

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

Other Current and Noncurrent Liabilities. Other liabilities include the accruals for general expenses not yet paid, cash collected not yet vouchered, legal reserves, postretirement health benefit obligations, and reclamation liability accrual. Current liabilities are due to be paid within the next 12 months. Other noncurrent liabilities on the unaudited Condensed Consolidated Balance Sheet includes $4.6 million for the reclamation liability as of April 30, 2024 and $4.5 million as of July 31, 2023 and $1.9 million for postretirement health benefit as of April 30, 2024 and $1.8 million as of July 31, 2023, respectively.

Earnings Per Share. We utilize the two-class method to report our earnings per share ("EPS"). The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. Common Stock is entitled to cash dividends equal to at least 133.33% on a per share basis of the cash dividend paid on Class B Stock. In computing earnings per share, the Company has allocated dividends declared to shares of Common Stock and Class B Stock based on amounts actually declared for each class of stock and 33.33% more of the undistributed earnings have been allocated to the shares of Common Stock than to the shares of Class B Stock on a per share basis. Common Stock is entitled to one vote per share and Class B Stock is entitled to ten votes per share. Common Stock has no conversion rights. Class B Stock is convertible on a share-by-share basis into Common Stock at any time and is subject to mandatory conversion under certain circumstances. Basic EPS is computed by dividing net earnings, reduced for any distributed and undistributed earnings allocated to unvested restricted shares, by the weighted-average number of shares outstanding during the period for each class of share. Diluted EPS, for each class of common stock, is computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. Dilution for Common Stock takes into consideration the effect of both unvested restricted shares and convertible shares of Class B Stock, if the effect is dilutive. Dilution for Class B takes into consideration the effect of unvested restricted shares, if the effect is dilutive. Below is a reconciliation of the calculation of basic and diluted EPS.

	For the Nine Months Ended April 30, 2024
	(in thousands, except for per share data)
	Total	Common	Class B
Net income	$30,901	$23,503	$7,398
Distributed and undistributed earnings on restricted shares	(1,732)	(1,144)	(588)
Income available to stockholders	$29,169	$22,359	$6,810

Net Income (Numerator)		$22,359	$6,810
Weighted Average Shares Outstanding (Denominator)		4,874	1,974
Basic EPS		$4.59	$3.45

Effect of dilution - Net Income (1)		$6,810	$—
Net income assuming dilution (Numerator)		$29,169	$6,810

Effect of dilution - Shares (1)		1,974	$—
Shares assuming dilution (Denominator)		6,848	$1,974
Diluted EPS		$4.26	$3.45

	For the Three Months Ended April 30, 2024
	(in thousands, except for per share data)
	Total	Common	Class B
Net income	$7,777	$5,908	$1,869
Distributed and undistributed earnings on restricted shares	(404)	(252)	(152)
Income available to stockholders	$7,373	$5,656	$1,717

Net Income (Numerator)		$5,656	$1,717
Weighted Average Shares Outstanding (Denominator)		4,912	1,980
Basic EPS		$1.15	$0.87

Effect of dilution - Net Income (1)		$1,717	$—
Net income assuming dilution (Numerator)		$7,373	$1,717

Effect of dilution - Shares (1)		1,980	$—
Shares assuming dilution (Denominator)		6,892	$1,980
Diluted EPS		$1.07	$0.87
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
Recently Adopted Accounting Standards
There have been no new accounting pronouncements adopted in the period.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	April 30, 2024	July 31, 2023
Finished goods	$24,837	$21,943
Packaging	7,666	8,007
Spare parts	7,016	5,981
Other	5,949	6,681
Total Inventories	$45,468	$42,612

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor, and other overhead costs. The Company maintains reserves against inventory to reduce the carrying value to the expected net realizable value. These reserves are based upon a combination of factors including historical issues and market trends. Inventory reserves were $3.8 million and $3.6 million as of April 30, 2024 and July 31, 2023, respectively.

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
Level 3: Unobservable inputs.

Cash equivalents are primarily money market mutual funds classified as Level 1. We had $0.9 million in cash equivalents as of April 30, 2024 and $15.4 million in cash equivalents as of July 31, 2023.

Balances of accounts receivable and accounts payable approximated their fair values at April 30, 2024 and July 31, 2023 due to the short maturity and nature of those balances.

Notes payable are reported at the face amount of future maturities. The estimated fair value of notes payable, including current maturities, was $41.1 million and $29.7 million as of April 30, 2024 and July 31, 2023, respectively, and are classified as Level 2. The fair value was estimated using the exit price notion by discounting future cash flows based on an observable market rate.

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

There have been no triggering events in fiscal years 2024 or 2023 that would indicate a new impairment analysis is needed.

6. ACCRUED EXPENSES

Accrued expenses is as follows (in thousands):

	April 30, 2024	July 31, 2023
Salaries, Wages, Commissions and Employee Benefits	$16,808	$19,054
Freight	2,490	3,078
Trade Promotions and Advertising	1,813	2,292
Georgia Landfill Modification Reserve	1,787	2,469
Real Estate Tax	802	1,038
Other	8,713	8,937
	$32,413	$36,868

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

In the second quarter of fiscal year 2023, we recorded a reserve of $2.5 million for anticipated modification costs that we expected to incur to address capacity issues at our sole landfill located in Ochlocknee, Georgia. Reserves are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of the reserve represented management’s best estimate of the costs for the modification with respect to this matter, at the time. Work began on the modifications in the second quarter of fiscal year 2024 at which time we increased our reserve by $0.5 million to reflect an update to our best estimate. This has been offset by $1.2 million of payments made to date. The modification work is expected to be completed during the fourth quarter of fiscal year 2024, and we have not made any additional changes to our reserve in the third quarter of fiscal year 2024. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards, and emerging technologies for handling site modification. Consequently, it is reasonably possible that modification costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows.

8. DEBT

We are party to an Amended and Restated Note Purchase and Private Shelf Agreement (as amended, the "Note Agreement") with PGIM, Inc. ("Prudential") and certain existing noteholders and purchasers affiliated with Prudential named therein. Pursuant to the Note Agreement, (i) on May 15, 2020 we issued $10 million in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030, of which $7 million aggregate principal amount remained outstanding as of April 30, 2024, (ii) on December 16, 2021, we issued an additional $25 million in aggregate principal amount of our 3.25% Series C Senior Notes due December 16, 2031, all of which remained outstanding as of April 30, 2024, and (iii) on April 30, 2024 we issued $10 million in aggregate principal amount of our 6.47% Series D Senior Notes due April 30, 2033, all of which remained outstanding as of April 30, 2024. The Note Agreement also provides us with the ability to request, from time to time, that Prudential affiliate(s) purchase, at Prudential’s discretion and on an uncommitted basis, additional senior unsecured notes of Oil-Dri (the “Shelf Notes,” and collectively with the Series A Senior Notes, Series B Senior Notes, Series C Senior Notes, and Series D Senior Notes, the “Notes”) in an aggregate principal amount of up to $75 million minus the aggregate principal amount of Notes then outstanding and Shelf Notes that have been accepted for purchase. Interest payable on any Shelf Note agreed to be purchased under the Note Agreement will be at a rate determined by Prudential and will mature no more than fifteen years after the date of original issue of such Shelf Note. On September 21, 2023, the Company entered into Amendment No. 4 to the Note Agreement extending the time frame for issuing and selling Shelf Notes to September 21, 2026.

We are party to the Credit Agreement, dated as of January 27, 2006 (as previously amended, the “Credit Agreement”), among us, BMO Harris Bank N.A (“BMO”), and certain of our domestic subsidiaries. The agreement provides for a $45 million unsecured revolving credit facility, including a maximum of $10 million for letters of credit.

The Credit Agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. On August 30, 2022, we entered into the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment extended the facility termination date to August 30, 2027; replaced the LIBOR-based reference rate with an adjusted term Secured Overnight Financing Rate ("SOFR"); revised the method for calculating consolidated EBITDA and consolidated debt for purposes of the Credit Agreement; modified certain restrictive covenants, including increasing the unsecured indebtedness basket from $50 million to $75 million; and revised the existing financial covenants by replacing the consolidated debt covenant with a covenant to maintain a maximum debt to earnings ratio, lowering the minimum fixed charge coverage ratio level and revising the method for calculating the fixed charge coverage ratio. On April 16, 2024, we entered into the Seventh Amendment to Credit Agreement (the “Seventh Amendment”). The Seventh Amendment amends the Credit Agreement to, among other things, revise the method for calculating consolidated EBITDA for purposes of financial covenant compliance under the Credit Agreement; provide specific conditions precedent to advance funds for the Transaction (as defined in Note 15 below); and modify certain covenants and other provisions to permit certain indebtedness and liens of Ultra Pet Company, Inc. (“Ultra Pet”) and facilitate the Transaction. As of April 30, 2024, and July 31, 2023, we were in compliance with the covenants. There were no borrowings during the third quarter of fiscal year 2024. However, we had $1.5 million and $1.0 million of letters of credit outstanding under the Credit Agreement as of April 30, 2024 and July 31, 2023, respectively.
The Credit Agreement states that we may select a variable interest rate based on either the BMO prime rate or an adjusted SOFR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO. As of April 30, 2024, the variable rates would have been 8.50% for the BMO prime-based rate or 5.33% for the adjusted SOFR-based rate.

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

We have no material finance leases, and variable costs for operating leases are immaterial for the three and nine months ended April 30, 2024. Operating lease costs are included in Cost of Goods Sold or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,

	2024	2023	2024	2023
Operating Lease Cost
Operating lease cost	$856	$689	$2,486	$2,072
Short-term operating lease cost	257	—	754	1

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,

	2024	2023	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:	$860	$592	$2,546	$1,772
Right-of-use assets obtained in exchange for new operating lease liabilities	$996	$552	$4,695	$575

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	April 30, 2024	July 31, 2023
Weighted-average remaining lease term - operating leases	6.2 years	7.7 years
Weighted-average discount rate - operating leases	4.93%	4.03%

Lease liability maturities as of April 30, 2024, are as follows (in thousands):

Fiscal year 2024 (remaining three months)	$852
Fiscal year 2025	3,387
Fiscal year 2026	3,029
Fiscal year 2027	2,581
Fiscal year 2028	1,772
Thereafter	4,830
Total	16,451
Less: imputed interest	(2,233)
Net lease obligation	$14,218

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

The components of net periodic pension and postretirement health benefit costs were as follows:

	Pension Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2024	2023	2024	2023
Interest cost	$—	$336	$—	$1,009
Expected return on plan assets	—	(557)	—	(1,673)
Amortization of:
Other actuarial loss	—	14	—	42
Loss on pension termination	$—	$4,858	$—	$4,858
Net periodic benefit cost	$—	$4,651	$—	$4,236

	Postretirement Health Benefits
	(in thousands)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2024	2023	2024	2023
Service cost	$19	$21	$56	$63
Interest cost	21	19	62	55
Amortization of:
Other actuarial loss	(27)	(21)	(80)	(62)
Prior service costs	(2)	(2)	(5)	(5)
Net periodic benefit cost	$11	$17	$33	$51

The non-service cost components of net periodic benefit cost are included in Other Income (Expense) in the line item Other, net on the unaudited Condensed Consolidated Statements of Income.

The discount rate for the net periodic benefit cost used in the calculation of the postretirement health benefits was 4.90% for the three and nine months ended April 30, 2024, and 3.82% for the three and nine months ended 2023. The medical cost trend assumption for postretirement health benefits was 8.20%. The graded trend rate is expected to decrease to an ultimate rate of 4.90% in fiscal year 2044.

11. OPERATING SEGMENTS

We have two operating segments: (1) Retail and Wholesale Products Group and (2) Business to Business Products Group. These operating segments are managed separately and each segment's major customers have different characteristics. The Retail and Wholesale Products Group customers include mass merchandisers, the farm and fleet channel, drugstore chains, pet specialty retail outlets, dollar stores, retail grocery stores, distributors of industrial cleanup and automotive products, environmental service companies, sports field product users and marketers of consumer products. The Business to Business Products Group customers include: processors and refiners of edible oils, renewable diesel, petroleum-based oils and biodiesel fuel, manufacturers of animal feed and agricultural chemicals, and distributors of animal health and nutrition products. Our operating segments are also our reportable segments. The accounting policies of the segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Nine Months Ended April 30,
Product	2024	2023	2024	2023
Cat Litter	$—	$—	$178,357	$167,841
Industrial and Sports	—	—	33,937	$33,539
Agricultural and Horticultural	27,706	30,507	—	—
Bleaching Clay and Fluids Purification	67,437	55,012	—	$—
Animal Health and Nutrition	16,448	18,734	—	—
Net Sales	$111,591	$104,253	212,294	$201,380

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended April 30,
Product	2024	2023	2024	2023
Cat Litter	$—	$—	$58,170	$57,262
Industrial and Sports	—	—	12,413	12,751
Agricultural and Horticultural	8,113	10,719	—	—
Bleaching Clay and Fluids Purification	22,322	17,771	—	—
Animal Health and Nutrition	5,761	6,922	—	—
Net Sales	$36,196	$35,412	$70,583	$70,013

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

	Assets
	April 30, 2024	July 31, 2023
	(in thousands)
Business to Business Products Group	$89,931	$84,424
Retail and Wholesale Products Group	146,959	136,262
Unallocated Assets	82,262	65,549
Total Assets	$319,152	$286,235

Net sales and operating income for each segment are provided below. The corporate expenses line includes certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as information systems, finance, legal, human resources and customer service.

	For the Nine Months Ended April 30,
	Net Sales		Income
	2024	2023	2024	2023
	(in thousands)
Business to Business Products Group	$111,591	$104,253	$32,713	$24,794
Retail and Wholesale Products Group	$212,294	201,380	$34,080	27,000
Net Sales	$323,885	$305,633
Corporate Expenses			(28,040)	(23,463)
Income from Operations			38,753	28,331
Total Other Expenses, Net			(1,103)	(6,874)
Income before Income Taxes			37,650	21,457
Income Tax Expense			(6,749)	(3,893)
Net Income			30,901	17,564
Net Loss Attributable to Noncontrolling Interest			—	(68)
Net Income Attributable to Oil-Dri			$30,901	$17,632

	For the Three Months Ended April 30,
	Net Sales		Income
	2024	2023	2024	2023
	(in thousands)
Business to Business Products Group	$36,196	$35,412	$10,605	$9,803
Retail and Wholesale Products Group	$70,583	70,013	$10,872	10,744
Net Sales	$106,779	$105,425
Corporate Expenses			(11,045)	(6,091)
Income from Operations			10,432	14,456
Total Other Expenses, Net			(294)	(4,475)
Income before Income Taxes			10,138	9,981
Income Tax Expense			(2,361)	(1,493)
Net Income			7,777	8,488
Net Loss Attributable to Noncontrolling Interest			—	(47)
Net Income Attributable to Oil-Dri			$7,777	$8,535

12. STOCK-BASED COMPENSATION

The Amended and Restated Oil-Dri Corporation of America 2006 Long Term Incentive Plan, as amended (the "2006 Plan"), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,719,500. As of April 30, 2024, there were 636,977 shares of Common Stock or Class B Stock available for future grants under this plan.

Restricted Stock

All of our non-vested restricted stock as of April 30, 2024 was issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 73,000 and 59,000 restricted shares of Common Stock granted during the first nine months of fiscal years 2024 and 2023, respectively. There were 125,000 restricted shares of Class B Stock granted during the first nine months of fiscal year 2024 and none in fiscal year 2023. Stock-based compensation expense was $0.9 million and $0.7 million for the three-months ended April 30, 2024 and 2023 respectively, and $2.7 million and $2.3 million for the nine months ended April 30, 2024 and 2023, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at July 31, 2023	348	$32.95
Granted	198	$62.61
Vested	(147)	$31.02
Forfeitures	(6)	$40.41
Non-vested restricted stock outstanding at April 30, 2024	393	$48.52

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component as of April 30, 2024 (in thousands):

	Pension and Postretirement Health Benefits	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of July 31, 2023	$1,012	$(264)	$748
Other comprehensive income before reclassifications, net of tax	—	14	14
Amounts reclassified from accumulated other comprehensive income, net of tax	(64)	—	(64)
Net current-period other comprehensive (loss) income, net of tax	(64)	14	(50)
Balance as of April 30, 2024	$948	$(250)	$698

14. RELATED PARTY TRANSACTIONS
One member of our Board is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $1.2 million and $0.1 million for the first nine months of fiscal years 2024 and 2023, respectively. There were no outstanding accounts payable to that vendor as of April 30, 2024 or July 31, 2023.

15. SUBSEQUENT EVENTS

On May 1, 2024, pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), dated April 16, 2024, we acquired all of the issued and outstanding shares of capital stock of Ultra Pet for an aggregate cash consideration of approximately $46 million, subject to certain adjustments set forth in the Purchase Agreement, in order to enter into the crystal cat litter segment (the “Transaction”). The purchase price was financed through cash on hand, a $10 million advance under the Credit Agreement, and the issuance of $10 million in aggregate principal amount of 6.47% Series D Senior Notes due April 30, 2033 pursuant to the shelf facility provisions of the Note Agreement. Going forward, Ultra Pet will operate as a wholly-owned subsidiary of Oil-Dri.

For additional information about the Purchase Agreement and the Transaction, please see the Current Reports on Form 8-K we filed with the SEC on April 16, 2024 and May 1, 2024.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included herein and our Consolidated Financial Statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed herein under "Forward-Looking Statements" and "Risk Factors," and those discussed under Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 and those discussed under Part II, Item 1A, "Risk Factors," of our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2024.

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

RESULTS OF OPERATIONS

OVERVIEW

The three and nine months ended April 30, 2024 continued to be strong with growth in our net sales and gross profit across both the Retail and Wholesale Products Group and the Business to Business Products Group. Both operating segments grew due to higher prices and favorable mix compared to the same periods in fiscal year 2023. Consolidated net sales increased $1.4 million or 1% in the third quarter and $18.3 million or 6% in the nine months ended April 30, 2024 compared to the same periods of fiscal year 2023. Gross margin grew to 28% for the three and nine months ended April 30, 2024 compared to 26% and 24% for the three and nine months ended April 30, 2023, respectively.

Higher third quarter SG&A expenses resulted in a $4.0 million decrease in consolidated income from operations for the three months ended April 30, 2024 compared to the same period in fiscal 2023. However, consolidated income from operations in the first nine months of fiscal year 2024 increased by $10.4 million compared to the same period in fiscal year 2023. Consolidated net income for the three and nine months ended April 30, 2024 was $7.8 million and $30.9 million, respectively, compared to $8.5 million and $17.6 million in the three and nine months ended April 30, 2023, respectively.

Our Condensed Consolidated Balance Sheet as of April 30, 2024 and our Condensed Consolidated Statement of Cash Flows for the nine months ended April 30, 2024 show an increase in total cash and cash equivalents from fiscal year-end 2023. The increase was driven by higher earnings and the issuance of a $10 million in aggregate principal amount of notes to finance a portion of the purchase price paid for the acquisition of Ultra Pet. Refer to the "Liquidity and Capital Resources" section below for more details.

NINE MONTHS ENDED APRIL 30, 2024 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2023

CONSOLIDATED RESULTS

Consolidated net sales for the nine months ended April 30, 2024 were $323.9 million, a 6% increase compared to net sales of $305.6 million for the nine months ended April 30, 2023. Net sales increased due to higher prices and improved product mix partially offset by lower volumes across both product groups.

Consolidated gross profit in the nine months ended April 30, 2024 was $92.1 million, an increase of $19.3 million, or 27%, from gross profit of $72.8 million in the nine months ended April 30, 2023. Our gross margin (defined as gross profit as a percentage of net sales) in the nine months ended April 30, 2024 increased to 28% from 24% in the nine months ended April 30, 2023. Our domestic cost of goods sold per ton increased 5%, driven primarily by per ton increases in non-fuel manufacturing and freight costs offset by lower per ton natural gas and packaging costs. Non-fuel manufacturing costs per ton increased 9% during the nine months ended April 30, 2024 compared to nine months ended April 30, 2023, mainly due to higher per ton costs of labor, repairs and depreciation, offset by a reduction in purchased material costs. Domestic freight costs per ton increased 8% in the nine months ended April 30, 2024 compared to the same period of fiscal year 2023 due to a significant customer in our cat litter business that altered shipping terms in January 2023 from collect to delivered which increased our overall freight cost. Excluding the impact of this specific customer, per ton domestic freight costs would have decreased 5% in the nine months ended April 30, 2024 compared to the same period of fiscal year 2023. Ocean freight costs have also decreased due to both lower rates and export fees. In addition, our overall freight costs can vary between periods depending on the mix of products sold and the geographic distribution of our customers. Packaging costs per ton decreased 4% in the nine months ended April 30, 2024 compared to the same period of fiscal year 2023 due to lower commodity costs, particularly as it relates to resin and pallet costs. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices. Per ton cost of natural gas decreased 34% in the nine months ended April 30, 2024 compared to the same period of fiscal year 2023 due to a decrease in natural gas prices.

Total SG&A expenses of $53.3 million for the nine months ended April 30, 2024 were higher by $8.9 million, or 20%, compared to $44.5 million for the nine months ended April 30, 2023. Corporate unallocated expenses increased $4.6 million, or 20% mainly due to higher anticipated compensation costs including increased performance-based incentives and acquisition-related expenses incurred in the current period. Additional expenses related to the integration of Ultra Pet are expected to be incurred in the fourth quarter of fiscal year 2024. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments.

Total other expenses were $1.1 million for the nine months ended April 30, 2024 compared to $6.9 million in the same period of fiscal year 2023. The decrease was mainly due to the $4.9 million loss from the termination of the Company's pension plan in the third quarter of fiscal year 2023 and the $2.5 million accrual for the landfill modification charged in the second quarter of fiscal year 2023, partially offset by higher interest income. Refer to Note 7 of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details regarding the landfill modification accrual.

Consolidated net income before taxes for the nine months ended April 30, 2024 was $37.7 million compared to $21.5 million for the nine months ended April 30, 2023. Results for the nine months ended April 30, 2024 were driven by the factors discussed above.

We had tax expense of $6.7 million for the nine months ended April 30, 2024 compared to $3.9 million for the nine months ended April 30, 2023. Our tax expense was driven primarily by higher net income. We used an estimated annual effective tax rate ("ETR") of 18% in determining our provision for income taxes, which is based on expected annual taxable income and the assessment of various tax adjustments, including depletion.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the nine months ended April 30, 2024 were $111.6 million, an increase of $7.3 million, or 7%, from net sales of $104.3 million for the nine months ended April 30, 2023, driven by sales of our fluid purification products. Net sales of our fluids purification products increased $12.4 million, or 23%, in the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023. The increase was primarily driven by new customers in the renewable diesel business in North America, as well as continued demand for our products used in the filtration of edible oil and jet-fuel, and to a lesser extent higher prices. Net sales increased in North America, our subsidiary in the UK, and the Asia region partially offset by a decrease in Latin America and the Europe, Middle East and Africa ("EMEA") regions. Net sales of our agricultural and horticultural chemical carrier products decreased $2.8 million, or 9%, for the nine months ended April 30, 2024 compared to the same period in fiscal year 2023 as a result of softer volumes offset partially by higher prices. This decline in volume was primarily due to reduced demand from a key customer that was still working through inventory from last year. Net sales of our animal health and nutrition products decreased $2.3 million, or 12%, during the nine months ended April 30, 2024 compared to the same period of fiscal year 2023. The decrease was driven by Latin America, our subsidiary in Mexico, and Asia (including China), partially offset by an increase in net sales in North America. Net sales were down in most regions due to softer demand, while North America sales increased due to higher prices when compared to the same period in fiscal year 2023.

SG&A expenses for the Business to Business Products Group decreased by $0.3 million, or 3%, for the nine months ended April 30, 2024 compared to the same period of the prior fiscal year. The decrease was mainly driven by a reduction in technical service support costs from the Innovation Center and Microbiology Lab.

The Business to Business Products Group’s operating income for the nine months ended April 30, 2024 was $32.7 million, an increase of $7.9 million, or 32%, from operating income of $24.8 million for the nine months ended April 30, 2023. The increase in operating income was mostly driven by higher sales and favorable product mix.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the nine months ended April 30, 2024 were $212.3 million, an increase of $10.9 million, or 5%, from net sales of $201.4 million for the same period of fiscal year 2023, mainly driven by higher prices from our cat litter products. Total global cat litter net sales for the nine months ended April 30, 2024 increased $10.5 million, or 6%, compared to the nine months ended April 30, 2023, driven by higher pricing and favorable product mix. Domestic net sales increased across all products except for private label heavyweight litter. Net sales of co-packaged cat litter products increased $0.1 million, or 1%, compared to the same period in fiscal year 2023. The increase was driven by price as volumes were impacted by the cyberattack on one of our customers in the first quarter of fiscal year 2024. Net sales of cat litter by our subsidiary in Canada decreased slightly period over period, as discussed in "Foreign Operations" below. Net sales of our global industrial and sports products increased $0.4 million, or 1%, compared to the nine months ended April 30, 2023, primarily driven by increased demand of our synthetic absorbent products and higher prices of our clay-based floor absorbent products, partially offset by a decrease in volume of sports products. This was further supplemented by an increase in pricing of industrial products by our subsidiary in Canada.

SG&A expenses for the Retail and Wholesale Products Group were $3.6 million, or 36%, higher during the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023, primarily due to increased advertising spend and compensation related costs. We anticipate total advertising expense in fiscal year 2024 to be higher than fiscal year 2023 as we continue to focus on marketing our retail and wholesale product lines.

The Retail and Wholesale Products Group's operating income for the nine months ended April 30, 2024 was $34.1 million, an increase of $7.1 million, or 26%, from operating income of $27.0 million for the same period of fiscal year 2023. This was driven primarily by the increase in gross margins due to price increases and favorable product mix, partially offset by higher cost of goods sold and elevated SG&A expenses, as discussed above.

FOREIGN OPERATIONS

Foreign operations include our subsidiary in Canada, which is reported in the Retail and Wholesale Products Group, and our subsidiaries in the United Kingdom ("UK"), Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries for the nine months ended April 30, 2024 were $16.0 million, a decrease of 5%, compared to net sales of $16.8 million during the nine months ended April 30, 2023. The decrease was driven by all of our foreign operations, with the exception of our subsidiary in the UK which experienced higher net sales when compared to the same period in fiscal year 2023. Net sales of our subsidiary in the UK increased by $0.5 million, or 29%, compared to net sales in the same period in fiscal year 2023. The increase was driven by a combination of higher demand of edible oil filtration products and price increases. Net sales of our subsidiary in China decreased $0.3 million, or 16%, in the nine months ended April 30, 2024 compared to the same period of fiscal year 2023 due to the sell off of all existing inventory to the new master distributor, which occurred in the first quarter of fiscal year 2024. Sales to China are now directly through the Company and not through our subsidiary in China. Total net sales of our subsidiary in Canada decreased $0.1 million, or 1%, in the nine months ended April 30, 2024 compared to the same period in fiscal year 2023, driven by softer sales volumes of cat litter partially offset by higher net sales of floor absorbents due to pricing. Net sales of our subsidiary in Mexico decreased $0.9 million, or 42% in the nine months ended April 30, 2024 compared to the same period of fiscal year 2023. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales for the nine months ended April 30, 2024 and 2023.

Our foreign subsidiaries reported net income of $0.6 million for the nine months ended April 30, 2024, compared to $1.1 million in the nine months ended April 30, 2023. The decrease in net income was primarily driven by revenue decreases in China and Mexico partially offset by increases in net income within Canada and the UK, as discussed above.

Identifiable assets of our foreign subsidiaries as of April 30, 2024, were $11.1 million, compared to $14.6 million as of July 31, 2023.

THREE MONTHS ENDED APRIL 30, 2024 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2023

CONSOLIDATED RESULTS

Consolidated net sales for the third quarter of fiscal year 2024 were $106.8 million, a 1% increase compared to net sales of $105.4 million for the third quarter of fiscal year 2023. Mainly driven by product mix and pricing in our Business to Business operating segment, and to a lesser extent higher pricing in our Retail and Wholesale operating segment, partially offset by softer volumes across both products groups. Further analysis of the segment sales are discussed below.

Consolidated gross profit for the third quarter of fiscal year 2024 was $30.1 million, or 28% of net sales, compared to $27.5 million, or 26% of net sales, for the third quarter of fiscal year 2023. The increase was driven by higher selling prices across multiple products and improved product mix. Domestic per ton cost of goods sold increased 3%, driven primarily by per ton increases in non-fuel manufacturing and freight costs, partially offset by a decrease in natural gas and packaging costs. Per ton non-fuel manufacturing costs rose 7% in the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023, due to higher per ton costs of labor, repairs, depreciation, and purchased materials. Domestic freight costs per ton increased 2% in the third quarter of fiscal year 2024 compared to the same period of fiscal year 2023 due to mix of products sold and additional railcar usage to support our growing renewable diesel business. Ocean freight costs have decreased due to favorable rates and reduction in export fees when compared to the same period in fiscal year 2023. In general, our overall freight costs can vary between periods depending on the mix of products sold and the geographic distribution of our customers. The cost of natural gas per ton used to operate kilns that dry our clay was 2% lower in the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023 as fuel prices have decreased. Packaging costs per ton decreased 2% in the third quarter of fiscal year 2024 compared to the same period of fiscal year 2023 due to lower commodity costs, particularly as it relates to resin and pallet costs. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices.

Total selling, general and administrative expenses of $19.7 million for the third quarter of fiscal year 2024 increased by 51% compared to $13.0 million for the same period of fiscal year 2023. Unallocated corporate expenses were up by $5.0 million, or 81%, compared to the same period in fiscal year 2023 due to higher anticipated compensation costs, as well as acquisition-related expenses incurred in the current period. In addition to elevated wages and benefits, the expected annual payout percentage for our performance-based incentives increased in the third quarter resulting in higher compensation costs. Additional expenses related to the integration of Ultra Pet are expected to be incurred in the fourth quarter of fiscal year 2024. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments.

Total net other expense of $0.3 million for the third quarter of fiscal year 2024 decreased compared to $4.5 million in the same period of fiscal year 2023 mainly due to the loss in connection with the pension termination that occurred in the third quarter of fiscal year 2023.

Consolidated net income before taxes for the third quarter of fiscal year 2024 was $10.1 million compared to $10.0 million for the same period of fiscal year 2023. Results for the third quarter of fiscal year 2024 were driven by the factors discussed above.

Tax expense was $2.4 million for the third quarter of fiscal year 2024 compared to $1.5 million for the third quarter of fiscal year 2023. The year-over-year increase in tax expense was driven primarily by the increase in the estimated annual ETR in the third quarter and higher pre-tax income. Conversely, during the third quarter of fiscal year 2023 we decreased our annual ETR which decreased tax expense for the third quarter of fiscal year 2023. We adjust our ETR quarterly based on expected annual taxable income and our assessment of various tax adjustments.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the third quarter of fiscal year 2024 were $36.2 million, an increase of $0.8 million, or 2%, from net sales of $35.4 million for the third quarter of fiscal year 2023, driven by an increase in net sales of our fluid purification products. Net sales of our fluids purification products increased $4.6 million, or 26%, compared to the third quarter of fiscal year 2023 driven primarily by the North America region. The increase in North America was due to new customers using our products for renewable diesel filtration as well as higher demand by existing customers in edible oil and jet-fuel filtration. There was also an increase in EMEA driven by higher volume and timing of orders. The increase was partially offset by softer sales volumes in Latin America and Asia. Net sales of our agricultural and horticultural chemical carrier products decreased $2.6 million, or 24%, for the third quarter of fiscal year 2024 compared to the same period in fiscal year 2023, primarily due to softer volumes. This decline was primarily due to reduced demand from a key customer that was still working through inventory from last year. Net sales of our animal health and nutrition products decreased $1.2 million, or 17%, during the third quarter of fiscal year 2024, compared to the same period in fiscal year 2023. The decrease was driven by lower demand in all regions and timing of orders to some foreign countries.

Total SG&A expenses for the Business to Business Products Group in the third quarter of fiscal year 2024 decreased $0.3 million, or 7%, compared to the same period of fiscal year 2023. The reduction was mainly driven by a decrease in technical service support costs from the Innovation Center and Microbiology Lab offset by an increase in compensation-related expenses to teammates and consultants.

The Business to Business Products Group’s operating income for the third quarter of fiscal year 2024 was $10.6 million, an increase of $0.8 million, or 8%, from operating income of $9.8 million for the third quarter of fiscal year 2023. The overall increase in operating income was primarily due to higher pricing and favorable product mix.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the third quarter of fiscal year 2024 were $70.6 million, an increase of $0.6 million, or 1%, from net sales of $70.0 million for the third quarter of fiscal year 2023, driven by higher prices of domestic and co-packaged cat litter product offerings. Global cat litter net sales were $0.9 million, or 2%, higher compared to the third quarter of fiscal year 2023 driven by higher prices. Domestic cat litter net sales were $51.1 million, an increase of $1.2 million driven mainly by higher prices. Higher net sales of coarse cat litter were partially offset by softer revenue from total lightweight scoopable litter. The decline in lightweight scoopable litter sales was primarily due to reduced demand from a key customer that had temporarily increased purchases last year to avoid out-of-stock items from another supplier. However, Oil-Dri achieved lightweight litter sales gains at several new and existing customers, including the growing e-commerce, dollar, farm & fleet and drug distribution channels, which partially offset these declines. Net sales of co-packaged products remained flat compared to the same period in fiscal year 2023, as higher prices offset the decrease in volume. Net sales of our global industrial and sports products were $12.4 million for third quarter of fiscal year 2024, of which $11.8 million represented domestic net sales. Domestic industrial and sports sales were down $0.4 million due to softer sales across all products except for synthetic floor absorbents, partially offset by higher prices. Net sales by our subsidiary in Canada decreased $0.3 million, as discussed below.

SG&A expenses for the Retail and Wholesale Products Group increased by $1.6 million, or 51%, during the third quarter of fiscal year 2024 compared to the same period in fiscal year 2023. The increase was primarily driven by an increase in advertising spend and compensation-related expenses, partially offset by a reduction in broker commissions. We anticipate total advertising expense in fiscal year 2024 to be higher than fiscal year 2023.

The Retail and Wholesale Products Group's operating income was $10.9 million for the third quarter of fiscal year 2024, an increase of $0.1 million from operating income of $10.7 million for the same period of fiscal year 2023. This was driven primarily by higher prices, partially offset by higher SG&A expenses, as discussed above.

FOREIGN OPERATIONS

Foreign operations include our subsidiary in Canada, which is reported in the Retail and Wholesale Products Group, and our subsidiaries in the UK, Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the third quarter of fiscal year 2024 were $4.5 million, a decrease of $1.0 million, or 19%, compared to net sales of $5.5 million during the same period of fiscal year 2023, driven primarily by decreases in net sales in China, Canada and Mexico, partially offset by an increase in net sales in the UK. Sales of our subsidiary in China were down $0.7 million as a result of transitioning to a distributor model in China rather than sales through our subsidiary. Sales to China are now sold directly through the Company and captured the Asia region, and not through our subsidiary in China. Net sales by our subsidiary in Canada decreased $0.3 million driven by lower cat litter sales, partially offset by an increase in industrial product sales when compared to the same period of fiscal year 2023. Net sales of our subsidiary in Mexico decreased during the third quarter of fiscal year 2024 compared to the same period of fiscal year 2023 by $0.2 million, or 36%, due to softer volumes. Total net sales of our subsidiary in the UK increased by $0.1 million in the third quarter of fiscal year 2024 compared to the same period in 2023 due to higher pricing. Net sales by our foreign subsidiaries represented 4% and 5% of our consolidated net sales during the third quarter of fiscal years 2024 and 2023, respectively.

Our foreign subsidiaries reported net loss of $0.1 million for the third quarter of fiscal year 2024 compared to net income of $0.5 million in the third quarter of fiscal year 2023. This was driven by the decrease in sales in China, Canada and Mexico, offset by the increase in net income in the UK due to higher net sales.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to fund our capital requirements, including funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; and, from time to time, business acquisitions, and funding our debt service requirements. During the nine months ended April 30, 2024, we principally funded these short and long-term capital requirements using cash from current operations as well as cash generated from previous borrowings under our Series C Senior Notes. To meet cash requirements for the Transaction we issued $10 million in aggregate principal amount of Series D Senior Notes during the third quarter of fiscal year 2024. See Note 15 of the Notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information relating to the cash requirements for the Transaction.

We currently anticipate cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements. In addition, we are actively monitoring the timing and collection of our accounts receivable.
The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended April 30,
	2024	2023
Net cash provided by operating activities	$36,929	$36,041
Net cash used in investing activities	(23,536)	(16,735)
Net cash provided by (used in) financing activities	1,462	(5,806)
Effect of exchange rate changes on cash and cash equivalents	212	(52)
Net increase in cash and cash equivalents	$15,067	$13,448

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the nine months ended April 30, 2024 were as follows:

Inventory increased by $3.0 million in the nine months ended April 30, 2024 due to a combination of rising costs, specifically due to labor and repairs and the building of inventory levels for anticipated demand and to avoid any potential supply chain disruptions.

Prepaid expenses increased by $3.7 million in the nine months ended April 30, 2024. The increase is mainly due to the timing of income tax and insurance payments.

Accounts payable decreased by $1.0 million in the nine months ended April 30, 2024. The decrease was mainly due to the timing of payments, cost of goods and services we purchase, production volume levels and vendor payment terms.

Accrued expenses decreased $3.9 million in the nine months ended April 30, 2024. The decrease was mainly due to the payout of annual bonuses and taxes, and other miscellaneous expenses which fluctuate due to timing of payments, changes in the cost of goods and services we purchase, production volume levels and vendor payment terms including freight.

Net cash used in investing activities

Cash used in investing activities of $23.5 million in the nine months ended April 30, 2024 was driven by capital expenditures. During the nine months ended April 30, 2024 we expanded our plant equipment and improved our facilities to support increased demand for our products.

Net cash used in financing activities

Cash provided by financing activities of $1.5 million in the nine months ended April 30, 2024 was primarily driven by the issuance of a $10 million note offset by cash used for dividend payments and treasury stock repurchases.

Other

Total cash balances held by our foreign subsidiaries of $5.0 million as of April 30, 2024 decreased compared to $5.2 million as of July 31, 2023. See further discussion in "Foreign Operations" above.

As of April 30, 2024, we had remaining authority to repurchase 380,753 shares of Common Stock and 262,092 shares of Class B Stock under a repurchase plan approved by our Board. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management pursuant to the repurchase plan approved by our Board.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 and in Part II, Item 1A, "Risk Factors," of our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2024. There have been no material changes to our risk factors since our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2024, we did not sell any securities which were not registered under the Securities Act of 1933, as amended. The following table summarizes our Common Stock purchases by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during this period.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased[3]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[4]
February 1, 2024 to February 29, 2024	—	$—	—	382,404
March 1, 2024 to March 31, 2024	1,651	$69.48	—	380,753
April 1, 2024 to April 30, 2024	—	$—	—	380,753

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. Our Board authorized the repurchase of 300,000 shares of Class B Stock on March 12, 2018, however, there have been no repurchases of Class B Stock for the three months ended April 30, 2024, and the authorized Class B Stock is not included in the table above. 262,092 shares of Class B Stock remain authorized for repurchases as of April 30, 2024. No shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

2 The figures in the table reflect transactions according to the settlement dates. For purposes of our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the impact of repurchases are recorded according to the settlement dates.

3 All 1,651 shares were surrendered by employees to pay taxes related to restricted stock awards.

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

ITEM 5. OTHER INFORMATION

During the three months ended April 30, 2024, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

2.1*
Stock Purchase Agreement, dated April 16, 2024, by and among the Oil-Dri Corporation of America, Ultra Pet, LLC, Ultra Pet Company, Inc., and certain equityholders of Ultra Pet, LLC set forth on the signature page thereto.
Incorporated by reference to Exhibit 2.1 to Oil-Dri Corporation of America’s Current Report on Form 8-K filed on April 16, 2024

10.1	Seventh Amendment to Credit Agreement, dated April 16, 2024, by and between Oil-Dri Corporation of America and BMO Bank N.A. (formerly known as BMO Harris Bank N.A.).	Incorporated by reference to Exhibit 2.1 to Oil-Dri Corporation of America’s Current Report on Form 8-K filed on April 16, 2024

31	Certifications pursuant to Rule 13a–14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosures.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

* The schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide a copy of the omitted schedules and similar attachments on a supplemental basis to the Commission or its staff, if requested.

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

Dated:  June 6, 2024